Form 10-Q
period 1995-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 1995-05-15
CIK 318673

                                          UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON, D.C.

                                            FORM 10Q

                        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995         Commission File Number: 0-9341


                            SECURITY NATIONAL  FINANCIAL CORPORATION
                                    Exact Name of Registrant.


           UTAH                    87-0345941
(State or other jurisdiction        IRS Identification
of incorporation or organization)    Number

5300 South 360 West, Salt Lake City, Utah        84123
(Address of principal executive offices)      (Zip Code)



Registrant's telephone number,
   including Area Code                       (801) 264-1060


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  XX         NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of the close of the period covered by this report.


Class A Common Stock, $2.00 par value            3,026,391
- - - - - - - - - - -------------------------------------         ----------------
          Title of Class                      Number of Shares
                                               Outstanding as
                                              of March 31, 1995

Class C Common Stock, $.40 par value             2,250,764
- - - - - - - - - - ------------------------------------          ----------------
          Title of Class                      Number of Shares
                                               Outstanding as
                                              of March 31, 1995

                    SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                            FORM 10Q

                                  QUARTER ENDED MARCH 31, 1995

                                        TABLE OF CONTENTS


                                 PART I - FINANCIAL INFORMATION



Item 1. Financial Statements

                                                                      Page No.
       Consolidated Statements of Earnings - Three
       months ended March 31, 1995 and 1994. . . . . . . . . . . . .3

       Consolidated Balance Sheets - March 31,
       1995 and December 31, 1994. . . . . . . . . . . . . . . . . .4-5

       Consolidated Statements of Cash Flows -
       Three months ended March 31, 1995 and
       March 31, 1994. . . . . . . . . . . . . . . . . . . . . . . .6-7

Item 2 Management's Discussion and Analysis
       of Summary of Earnings and
       Financial Condition . . . . . . . . . . . . . . . . . . . . .8-14

                             PART II - OTHER INFORMATION

       Other Information . . . . . . . . . . . . . . . . . . . . . .14

       Signature Page. . . . . . . . . . . . . . . . . . . . . . . .15


              SECURITY NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS

                                         Three Months Ended March 31,
                                       1995                        1994
                                   (Unaudited)                  (Unaudited)
                                   ----------                   ----------
REVENUES:
Insurance premiums
  and other considerations          $1,493,350                  $1,336,080
Net investment income                1,679,579                     948,140
Realized gains on investments
   and other assets                      1,514                       63,126
Mortuary and cemetery sales          1,549,320                    1,393,929
Mortgage fee income                    316,429                      658,805
Other                                  106,677                       21,008
                                    ----------                 ------------
   Total Revenues                   $5,146,869                   $4,421,088


BENEFITS AND EXPENSES:
Death benefits                        $513,171                     $499,709
Surrenders and other
   policy benefits                     721,212                      234,142
Increase in future
   policy benefits                     322,432                      338,551
Amortization of deferred
   policy acquisition costs            229,883                      145,850
General and administrative
   expenses:
   Commissions                         482,213                      320,527
   Salaries                            741,660                      801,986
   Other                             1,100,074                    1,364,193
Interest expense                       219,767                      162,667
Cost of mortuary and cemetery
   lots and services                   461,145                      386,727
                                    ----------                   ----------
      Total benefits and expenses   $4,791,557                   $4,254,352
                                    ----------                   ----------

Earnings before income taxes        $  355,312                   $  166,736

Income tax (expense) benefit           (91,965)                     (48,353)
                                    ----------                   ----------
   Net earnings                     $  263,347                   $  118,383
                                    ==========                   ==========

   Net earnings per share                $0.08                        $0.04
                                         =====                        =====

Weighted average outstanding
   common shares                     3,322,310                    3,270,899
                                    ==========                   ==========

                      SECURITY NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS



                                   March 31, 1995             December 31,
                                     (Unaudited)                 1994
                                   --------------            -------------
Assets:
Investments:
Fixed maturity securities
   held to maturity, at
   amortized cost                     $38,942,780                $39,397,628
Equity securities available
   for sale, at market                  4,280,436                  4,149,713
Mortgage loans on real estate          16,884,571                 14,681,293
Real estate, net of
   accumulated depreciation             7,766,019                  7,586,650
Policy loans                            2,579,160                  2,670,989
Other loans                               622,055                    677,334
Short-term investments                  2,695,315                  4,013,296
                                       ----------                -----------
      Total insurance
       related investments             73,770,336                 73,176,903
Restricted assets of
   cemeteries and mortuaries            2,581,725                  2,482,068
Cash                                    1,678,623                  2,060,876
Receivables:
   Trade contracts                      5,435,404                  4,938,098
   Receivable from agents                 408,295                    463,040
   Other                                  230,078                    336,801
                                      -----------                -----------
      Total receivables                 6,073,777                  5,737,939
   Allowance for doubtful
     accounts                          (1,941,853)                (1,923,808)
                                      -----------                -----------
   Net receivables                      4,131,924                  3,814,131
Land and improvements
   held for sale                        8,138,498                  6,920,208
Accrued investment income               1,004,218                    996,845
Deferred policy acquisition
   costs                                4,830,618                  4,860,865
Property, plant and equipment, net      4,820,543                  4,899,873
Cost of insurance acquired              3,431,697                  3,488,383
Excess of cost over net assets
   of acquired subsidiaries               706,300                    718,391
Other                                     303,728                    339,714
                                     ------------               ------------
      Total Assets                   $105,398,210               $103,758,257
                                     ============               ============


See accompanying notes to consolidated financial statements.

                      SECURITY NATIONAL FINANCIAL CORPORATION
                              AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (Continued)



                                       March 31, 1995        December 31,
                                        (Unaudited)             1994
                                       --------------        ------------
Liabilities:
Future life, annuity, and
   other benefits                        $62,444,259         $61,895,251
Bank loans payable                         7,278,363           7,440,576
Notes and contracts payable                3,729,140           2,768,546
Estimated future costs of
   pre-need sales                          6,299,843           6,284,421
Payable to endowment care
   fund                                      325,578             319,336
Accounts payable and
   accrued expenses                        1,674,503           1,760,399
Other liabilities                          1,310,605           1,438,889
Income taxes                               1,963,675           1,872,294
                                         -----------         -----------
      Total Liabilities                   85,025,966          83,779,712


Stockholders' Equity:
  Common stock:
   Class A: $2 par value, authorized
    10,000,000 shares, issued 3,558,406
    shares in 1995 and 3,558,406 shares
    in 1994                                7,116,814           7,116,814
  Class C: $0.40 par value, authorized
    7,500,000 shares, issued 2,275,045
    shares in 1995 and 2,275,045 shares
    in 1994                                  910,018             910,018
  Additional paid-in capital               7,214,061           7,214,061
  Unrealized appreciation of
    investments                              352,142             221,790
  Retained earnings                        6,418,041           6,154,694
                                         -----------         -----------
                                          22,011,076          21,617,377

  Treasury stock at cost (532,015
    Class A shares and 24,281
    Class C shares in 1995;
    532,015 Class A shares and
    24,281 Class C shares in 1994,
    held by affiliated companies)         (1,638,832)         (1,638,832)
                                        ------------        ------------
  Net Stockholders' Equity                20,372,244          19,978,545
                                        ------------        ------------
  Total Liabilities and
    Stockholders' Equity                $105,398,210        $103,758,257
                                        ============        ============

See accompanying notes to consolidated financial statements.

                         SECURITY NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Three Months Ended March 31,
                                    1995                    1994
                                (Unaudited)              (Unaudited)
                                -----------              -----------
Cash flows from operating activities:
   Net earnings                   $263,347                 $118,383
   Adjustments to reconcile
    net earnings to net cash
    provided by operating
    activities:
     Net realized gain on sale
       of investments               (1,514)                 (63,126)
     Depreciation                  164,360                  146,306
     Provision for losses on
        accounts and loans
        receivable                   8,951                   34,366
      Amortization of goodwill,
        premiums, and discounts    (38,259)                   1,929
      Amortization of cost of
        insurance acquired          56,686                     --
      Deferred taxes                92,381                   48,353
      Policy acquisition costs
        deferred                  (199,636)                (170,381)
      Policy acquisition costs
        amortized                  229,883                  145,850
   Change in assets and liabilities:
      Land and improvements held
        for sale                (1,218,290)                 (22,389)
      Future life and other
        benefits                   549,008                  526,179
      Other operating assets
        and liabilities           (492,018)                 346,379
                                ----------               ----------
Net cash (used in) provided by
   operating activities           (585,101)               1,111,849

Cash flows from investing activities:
   Securities held to maturity:
      Purchases - fixed maturity
        securities                 504,416               (2,148,362)
      Calls and maturities - fixed
        maturity securities          --                     921,226
   Securities available for sale:
      Sales - equity securities      --                      17,510
   Net purchases and sales of
      short-term investments
      and restricted assets of
     cemeteries and mortuaries   1,218,324               (1,466,122)
   Mortgage and other loans
     made                       (5,303,376)              (7,973,893)
   Payments received for mortgage
     and other loans             3,163,993                8,506,785
   Change in policy loans           91,829                    --
   Purchases of property,
     plant, and equipment          (16,601)                (111,076)
   Purchases of real estate       (254,118)              (1,131,565)
                               -----------              -----------
Net cash used in investing
    activities                    (595,533)              (3,385,497)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                      Three Months Ended March 31,
                                      1995                   1994
                                   (Unaudited)            (Unaudited)
                                   ----------             ----------
Cash flows from financing activities:
   Repayment of notes and
     contracts payable             (280,566)                (339,948)
   Proceeds from borrowings
     on notes and contracts
     payable                      1,078,947                  953,820
                                -----------              -----------
Net cash provided by
     financing activities           798,381                  613,872
                                -----------              -----------

Net decrease in cash               (382,253)              (1,659,776)

Cash at beginning of year         2,060,876                6,831,051
                                 ----------              -----------

Cash at end of year              $1,678,623              $ 5,171,275
                                 ==========              ===========

              SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                              March 31, 1995 and 1994
                                    (Unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1994, included in the Company's Annual Report on Form 10-K (file number 0-9341).

2.  Notes and Contracts Payable

On February 3, 1995, the Company purchased approximately 100 acres of real property located in San Diego, California, of which approximately 35 acres will be used for the development of a cemetery. In purchasing the property the Company incurred a debt of $1,062,000. This debt carries an interest rate of 9% per annum and will be paid in twelve monthly installments of $5,000. Thereafter, equal monthly payments of $10,000 will be made, however interest shall not accrue on any part of the principal balance until February 3, 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                               Results of Operations

Overview

The Company's operations over the last three years generally reflect three trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies, (ii) decreased general and administrative costs as a percentage of revenue through efforts to reduce operating costs and through eliminating unnecessary duplication of costs at acquired companies; and (iii) emphasis on high margin cemetery and mortuary business.

The Company maintains a diversified investment portfolio consisting of common stock, preferred stock, municipal bonds, investment grade and non-investment grade bonds, mortgage loans, short term and other securities and investments. The Company's investment goals are to maintain safety and liquidity, enhance principal values and achieve increased rates of return consistent with regulatory restraints. The Company's interest sensitive type products, primarily annuities and interest sensitive whole life, compete with other financial products such as bank certificates of deposit, brokerage sponsored money market funds as well as competing life insurance company products.


First Quarter 1995 Compared to First Quarter 1994

The following schedule summarizes the effect the acquisition of Capital Investors Life Insurance Company had on the consolidated statements of 1995.
                                               Three Months Ended March 31,

                                                  Consolidated
                                                   Without the
                                                   Effects of
                                       Capital      Capital
                                      Investors    Investors
                       Consolidated      Life        Life      Consolidated
                          1995           1995        1995         1994
                        (Unaudited)   (Unaudited) (Unaudited)  (Unaudited)
                       -----------    ----------  ----------   ----------
REVENUES:
Insurance premiums
  and other
  considerations       $1,493,350     $ 232,511   $1,260,839    $1,336,080
Net investment income   1,679,579       477,001    1,202,578       948,140
Realized gains on
   investments
   and other assets         1,514         --           1,514        63,126
Mortuary and
   cemetery sales       1,549,320         --       1,549,320     1,393,929
Mortgage fee income       316,429         --         316,429       658,805
Other                     166,677        91,534       15,143        21,008
                       ----------      --------    ---------     ---------
   Total Revenues      $5,146,869     $ 801,046   $4,345,823    $4,421,088

BENEFITS AND EXPENSES:
Death benefits           $513,171     $  75,015      438,156      $499,709
Surrenders and other
   policy benefits        721,212       536,919      184,293       234,142
Increase in future
   policy benefits        322,432      (186,370)     508,802       338,551
Amortization of
   deferred policy
   acquisition costs      229,883        56,686      173,197       145,850
General and admini-
   strative expenses:
   Commissions            482,213        32,247      449,966       320,527
   Salaries               741,660         --         741,660       801,986
   Other                1,100,074       216,365      883,709     1,364,193
Interest expense          219,767         --         219,767       162,667
Cost of mortuary
   and cemetery
   lots and services      461,145         --         461,145       386,727
                       ----------     ---------   ----------    ----------
      Total benefits
      and expenses     $4,791,557      $730,862   $4,060,695    $4,254,352
                       ----------      --------   ----------    ----------
Earnings before
  income taxes         $  355,312      $ 70,184   $  285,128    $  166,736
                       ==========      ========   ==========    ==========


The following managements discussion and analysis for the three months ended March 31, 1995 and March 31, 1994, excludes the acquisition of Capital Investors Life Insurance Company.

Total revenues decreased by $75,265 (1.7%), from $4,421,088 for the three months ended March 31 1994, to $4,345,823 for the three months ended March 31, 1995. Contributing to this decrease in total revenues was a $75,241 decrease in insurance premiums and other considerations, a $61,612 decrease in net realized gains on investment and other assets and a $342,376 decrease in mortgage fee income.

Net investment income increased by $254,438, from $948,140 for the three months ended March 31, 1994, to $1,202,578 for the three months ended March 31, 1995. This increase was attributable to the Company's emphasis on investing its cash and short-term investments in higher-yielding long term investments.

Realized gains on investments decreased by $61,612 from $63,126 for the three months ended March 31, 1994 to $1,514 for the three months ended March 31, 1995. This decrease was the result of increased bond redemptions due to lower interest rates and improved performance of the stock market in the first quarter ended March 31, 1994.

Mortuary and cemetery sales increased by $155,391, from $1,393,929 for the three months ended March 31, 1994 to $1,549,320 for the three months ended March 31, 1995. This increase was primarily related to the mortuary portion of the business.

Mortgage fee income decreased $342,376, from $658,805 for the three months ended March 31, 1994, to $316,429 for the three months ended March 31, 1995. This decrease was the result of higher interest rates for the three months ended March 31, 1995, thereby reducing the opportunity for refinancing and loan originations.

Total benefits and expenses were $4,254,352 for the three months ended March 31, 1994, which is 96% of total revenue of the Company, as compared to $4,060,695, or 93% of total revenues for the three months ended March 31, 1995. Policy benefits increased by $58,869, from $1,072,402 for the three months ended March 31, 1994, to $1,131,251 for the three months ended March 31, 1995. This increase is primarily due to the maturing of the policies in force.

Amortization of deferred policy acquisition costs has increased by $27,347, from $145,850 for the three months ended
March 31, 1994, to $173,197 for the three months ended March
31, 1995. This increase was also due to the maturing of the policies in force.

The decrease in general and administrative expenses resulted from a reduction in operations at Security National Mortgage due to its decreased loan activity.

Interest expense increased by $57,100, from $162,667 for the three months ended March 31, 1994, to $219,767 for the three months ended March 31, 1995. This increase was primarily due to the interest on the debt acquired in the amount of $2,800,000 for the acquisition of Capital Investors Life Insurance Company, which was completed on December 21, 1994.

Cost of mortuary and cemetery lots and services increased by $74,418, from $386,727 for the three months ended March 31, 1994, to $461,145 for the three months ended March 31, 1995. The increase of goods and services sold is consistent with the increase in sales at the cemeteries and mortuaries.

First Quarter 1994 Compared to First Quarter 1993

The Company's total revenues increased by $161,000 (4.0%), from $4,260,000 for the three months ended March 31, 1993 to $4,421,000 for the three months ended March 31, 1994. Contributing to this increase in total revenues was a $49,000 increase in premiums from $1,158,000 in the first quarter of 1993 to $1,207,000 in the first quarter of 1994. This increase was attributable to an increase in renewal premiums.

Investment income decreased by $17,000, from $965,000 in the first quarter of 1993 to $948,000 in the first quarter of 1994. This decrease was due to a higher percentage of invested assets in short term investments in the current three month period, yielding a lower rate of interest. In the comparative three month period, 17% of the invested assets were in short term investments whereas in the current three month period 28% of the invested assets were in short term investments.

Mortuary and cemetery income decreased by $204,000, from $1,599,000 in the first quarter of 1993 to $1,394,000 in the first quarter of 1994. This decrease was primarily related to a $100,000 reduction in preneed sales at Holladay Memorial Cottonwood Foundation. The revenue of Bonneville Limousine, which is part of the operations of Deseret Mortuary, decreased by $120,000. This higher level of revenues in the first quarter of 1993 was due to the increase limousine services resulting from the NBA Allstar Game, which was held in Salt Lake City during the first quarter of 1993.

Realized gains on investments decreased by $230,000, from $293,000 in the first quarter of 1993 to $63,000 in the first quarter of 1994. The 1993 amount included the results of a favorable settlement of a lawsuit brought in 1988 by the Metropolitan Water District against the Company to condemn 6.6 acres of land at Mountain View Cemetery. On February 19, 1993, an agreement was reached wherein the land was sold to Metropolitan Water District for $300,000. The net gain on the sale of the land, after deducting the original cost of the land and the costs of litigation, was approximately $184,000.

Other revenues increased by $581,000, from $98,000 in the first quarter of 1993 to $680,000 in the first quarter of 1994. This increase was primarily due to $643,000 in additional revenues that were generated by Security National Mortgage Company, which was formed on July 1, 1993, as a wholly-owned subsidiary of the Company for the purpose of originating and refinancing mortgage loans.

Total benefits and expenses were $4,254,000 for the three month period ended March 31, 1994, which constituted 96.2% of total revenue of the Company, as compared to $3,802,000, or 89.2% of total revenue for the three month period ended March 31, 1993. Death and other policy benefits decreased by $166,000, from $1,238,000 for the first quarter of 1993 to $1,072,000 for the first quarter of 1994. This decrease was primarily due to a reduction in the rate of interest being credited to annuity and other interest sensitive reserves during the current three month period.

General and administrative expenses increased $747,000 from $1,740,000 in the first quarter of 1993 to $2,487,000 in the first quarter of 1994. This increase is due to the additional costs associated with the operations of Camelback Sunset Funeral Home, which was acquired on January 10, 1994, and Security National Mortgage Company, which was formed on July 1, 1993.

Interest expense increased by $15,000, from $147,000 in the first quarter of 1993 to $163,000 in the first quarter of 1994. This additional increase in expense was the result of the $1,500,000 in additional debt financing by the Company as of February 12, 1993 to acquire Pinehill Business Park and $940,000 in additional debt in connection with the acquisition of Camelback Funeral Home. Cost of mortuary and cemetery lots and services decreased by $140,000 from $527,000 in the first quarter of 1993 to $387,000 in the first quarter of 1994.
This decrease was due to a reduction in pre-need sales during the current three month period.

Liquidity and Capital Resources

The Company's life insurance subsidiary and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business from interest and dividends on invested assets, and from the proceeds from the maturity of held to maturity investment, or sale of other investments.
The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities which generally are long-term and adequate to pay current policyholder claims, annuity payments, expenses on the issuance of new policies and the maintenance of existing policies.

The Company attempts to match the duration of invested assets with its policyholder and cemetery and mortuary liabilities. The Company may sell investments other than those held to maturity in the portfolio to help in this timing, however to date that has not been necessary. The Company purchases short-term investments on a temporary basis to meet the expectations of short-term requirements of the Company's products. The Company's investment philosophy is intended to provide a rate of return which will persist during the expected duration of policyholder and cemetery and mortuary liabilities regardless of future interest rate movements.

The Company's investment policy is to invest predominately in fixed maturity securities in accordance with the requirements and laws governing the life insurance subsidiary. Bonds owned by the insurance subsidiary amounted to $38,942,780, at amortized cost as of March 31, 1995. Generally all bonds owned by life insurance companies are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At March 31, 1995, 2.4% ($1,801,000) and at March 31, 1994,
1.5% ($739,000) of the Company's total invested assets were invested in bonds in rating categories three through six which are considered non-investment grade.

The Company's interest sensitive type products, primarily annuities and interest sensitive whole life, compete with other financial products such as bank certificates of deposit, brokerage sponsored money market funds as well as competing life insurance company products. Based on preliminary information, the Company plans to hold its fixed income securities, including high-yield securities, in its portfolio to maturity. Business conditions, however, may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell cash equivalents in investment grade securities before liquidating high-yield securities.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1994 was 8%, as compared to a rate of 9% in 1993. The Company's primary needs for liquidity are for debt service, maintenance of statutory capital and surplus for its life insurance subsidiary and administrative expenses and cost of cemetery and mortuary services to be rendered.

On February 12, 1993, Security National Life Insurance Company entered into a purchase and sale agreement for the Pinehill Business Park located in Murray, Utah. The purchase price was $2,150,000 with debt financing of $1,500,000 through a local bank. As of March 31, 1995, about 95% of the available space was occupied.

On July 31, 1993, the Company contributed assets of approximately $268,000 to its new wholly-owned subsidiary, Security National Mortgage Company. Security National Mortgage Company operates in two principal markets: refinancing of mortgage loans and origination of mortgage loans. These loans are sold on the secondary market to investors with servicing obligations released. Security National Life Insurance Company intends to act as a warehouse lender for the mortgage loans. By becoming a warehouse lender, Security National Life Insurance Company can obtain a long term interest rate on its assets without committing the funds for a long period of time.

On January 10, 1994, the Company acquired Sunset Funeral Home, Inc. ("Sunset"), which owns and operates a mortuary in Phoenix, Arizona, known as Camelback Sunset Funeral Home. As consideration for the purchase, the Company paid $140,000 in cash, issued 25,000 shares of Class A Common Stock, assumed an existing debt of $588,000, and entered into an agreement to pay the seller the sum of $3,500 in monthly installments during his lifetime up to a maximum of $560,000. In the event of the death of the seller prior to the payment of $560,000, the remaining unpaid balance of such amount would be paid to his daughter.

On December 21, 1994, the Company purchased all of the outstanding shares of common stock of Capital Investors Life Insurance Company ("Capital Investors Life") from Suncoast Financial Corporation ("Suncoast Financial"). As consideration for the purchase of the shares, the Company paid $5,231,000 in cash, issued 40,000 shares of its Class A Common Stock, and entered into a profit sharing agreement providing for 33-1/3% of the profits from new post-closing sales of existing Capital Investors Life plans of insurance to be paid as earned. An aggregate of $2,700,000 of the cash consideration was borrowed by the Company from Key Bank, Crossroads Office, Salt Lake City, Utah, and is payable by the Company in accordance with the terms of a Promissory Note dated December 16, 1994, bearing interest at one-half percent per annum above the bank's prime rate, and payable in monthly payments in the amount of $36,420, with the unpaid principal balance, together with accrued interest and other charges, due and payable on December 16, 1999. The remainder of the purchase price came from the Company's internal funds.

On February 3, 1995, the Company purchased approximately 100 acres of real property (the "Property") located in San Diego, California, approximately 35 acres of which will be used for the development of a cemetery. The purchase price of the property was $1,162,000, $100,000 of which was paid in cash and the balance of $1,062,000, together with interest thereon at the rate of nine percent (9%) per annum, will be paid in 12 monthly payments of $5,000, thereafter in equal monthly payments of $10,000; however, interest shall not accrue on any part of the principal balance until February 3, 1996, and a principal payment of $100,000 is to be made 15 days after the date the California Cemetery Board approves the Company's application for Certificate of Authority, or February 3, 1996, whichever occurs first.

The Company has invested and deferred approximately $1,013,000 in option fees and costs of various regulatory studies, including environmental, water, and archaeological studies. The Company is seeking approval from the federal government and the California Cemetery Board to operate a cemetery. The development of the cemetery will be financed internally as well as through a private offering. Initial development of 35 acres to operate as a cemetery would cost approximately $500,000.

On March 8, 1995, the Company was issued 97,800 shares of common stock of Greer-Wilson Funeral Home, Inc. ("Greer-Wilson"), representing 97.8% of the total issued and outstanding shares of common stock of Greer-Wilson after the issuance of such shares. In consideration for the purchase of such shares, the Company agreed to contribute $430,000 to Greer-Wilson for the payment of its accounts payable, or to assume payment of the accounts payable, and to pay or refinance Greer-Wilson's existing mortgage loan indebtedness; and to pay the former President and his wife $6,000 per month over a ten year period for providing consulting services. The Company also loaned the former President and his wife the sum of $200,000 to be paid on March 8, 2005, together with interest thereon at the rate of seven percent (7%) per annum. This obligation is collateralized by a pledge of 2,200 shares of the Company's common stock that is currently owned by Mr. Greer.

At March 31, 1995, $8,724,052 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's insurance subsidiary Security National
Life. Security National is restricted to the amount of dividends it may pay depending upon its earnings and surplus. Generally, Security National's excess surplus as calculated under the Utah Insurance Code, is not restricted except for prior notification to the Department of Insurance if the dividend exceeded the preceding year's earnings.

Part II  Other Information:

Item 1.    NONE

Item 2.    NONE

Item 3.    NONE

Item 4.    NONE

Item 5.    NONE

Item 6.    The Company filed reports on Form 8-K with the
           Securities and Exchange Commission on February 24,
           1995 and March 31, 1995, respectively. The reports supplied information under Section 2 therefore, capitioned "Acquisition or Disposition of Assets," which were related to the acquisition of Capital
           Investors Life Insurance Company.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           REGISTRANT
                             SECURITY NATIONAL FINANCIAL CORPORATION
                                           Registrant



DATED:  May 13, 1995                     By:  Scott M. Quist
                                              First Vice President, General
                                              Counsel, Treasurer and Principal
                                              Accounting Officer



DATED:  May 13, 1995                     By:  George R. Quist
                                              President
