Form 10-K
period 1994-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 1995-05-26
CIK 318673

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              Form 10-K

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1994, or

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Transition Period from       to

                    Commission File Number 0-9341

              Security National Financial Corporation
       (Exact name of registrant as specified in its Charter)

           UTAH                                      87-0345941
- ---------------------------------                -----------------
(State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                Identification
                                                  Number)

       5300 South 360 West, Suite 310                   84123
- -------------------------------------            -----------------
          Salt Lake City, Utah                        (Zip Code)
(Address of principal executive offices)

Registrant's telephone number,
including area code:                              (801) 264-1060
                                                  --------------

Securities registered pursuant to Section 12(d) of the Act:

                                           Name of each exchange
Title of each Class                         on which registered
- --------------------                      -----------------------
      None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                Class A Common stock, $2.00 Par Value
                          (Title of Class)

                Class C Common stock, $0.40 Par Value
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes [X]  No___

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 1995 was $13,906,188.

As of March 28, 1995, registrant had outstanding 3,026,394 shares of Class A Common Stock and 2,250,765 shares of Class C Stock.

      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 1995 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                PART I

Item 1.  Business
- -----------------
Security National Financial Corporation (the "Company"), through its subsidiaries, is engaged in the business of selling and servicing selected lines of life insurance and annuity products, in selling cemetery and funeral products and services, and in originating, refinancing, and servicing residential and commercial mortgage loans. The
Company markets its insurance and annuity products in 29
states through a commissioned sales force of 103 independent licensed insurance agents who may also sell insurance products of other companies. The Company owns six cemeteries (four with funeral chapels on the property) and four mortuaries in the state of Utah and three mortuaries in the State of Arizona. The Company markets its cemetery and funeral products and services in the States of Utah and Arizona, through a commissioned sales force of 72 sales representatives, of which 21 sales representatives also sell the Company's insurance and annuity products. At December 31, 1994, the Company had 81 full time employees and 35 part-time employees. The
Company had approximately $437,000,000 of life insurance in force and approximately $22,000,000 of contract value in force as of December 31, 1994.

The Company was organized as a holding company in 1979 when
Security National Life Insurance Company ("Security
National Life") became a wholly-owned subsidiary of the Company and the former stockholders of Security National
Life became stockholders of the Company.  Security National
Life was formed in 1965 and completed a public offering of Class A common stock in that year. It has grown through the direct sales of life insurance and annuities and through acquisitions of other companies. Memorial Estates, Inc. and Memorial Mortuary became wholly-owned subsidiaries of the Company in the 1979 reorganization when the Company was formed. Those companies had been acquired by Security
National Life in 1973.  Investors Equity Life Insurance
Company of Hawaii, Ltd. ("Investors Equity"), a direct subsidiary of the Company was acquired in June 1986, and subsequently sold in June 1991.

In 1989, the Company acquired Paradise Chapel Funeral Home,
Inc. as a wholly-owned subsidiary.  Also in 1989 IEL
Holding Company, Inc. was formed as a wholly-owned subsidiary of the Company to acquire all of the stock of Investors Equity pursuant to a reorganization which was completed on December 31, 1989. During December 1992, 100% of the common stock of IEL Holding Company, Inc., was contributed by the Company to Security National Life, a wholly owned subsidiary of the Company. Effective April 1, 1994, IEL Holding Company Inc., was liquidated into
Security National Life.

At the annual meeting of stockholders held on December 27, 1990, the Articles of Incorporation were amended such that the name was changed from S.N.L. Financial Corporation to Security National Financial Corporation.

In 1991, the Company acquired Holladay Memorial Park, Inc.,
Cottonwood Mortuary, Inc., Holladay Cottonwood Memorial
Foundation, and Deseret Memorial, Inc. as wholly-owned subsidiaries. Deseret Memorial, Inc. includes the following entities: Deseret Mortuary, Colonial Mortuary,

Deseret Memorial Plan, Lake Hills Benevolent Trust, Lake
Hills Memorial Crematory, Lake Hills Mortuary, Lake Hills
Memorial Park, and Alta Concrete Products and Vault Plant.

In July 1993, the Company formed Security National Mortgage
Company ("Security National Mortgage") to originate, refinance and service residential and commercial mortgage loans in the State of Utah. The Company contributed assets of approximately $268,000 to capitalize the initial operations of Security National Mortgage. In January 1994, the Company acquired Sunset Funeral Home, Inc. which owns and operates a mortuary located in Phoenix, Arizona.
Security National Mortgage and Sunset Funeral Home are both wholly-owned subsidiaries of the Company.

In December 1994, the Company acquired Capital Investors
Life Insurance Company ("Capital Investors Life"), a
Florida based life insurance company. On December 28, 1994, Capital Investors Life was redomesticated to Utah.
Capital Investors Life is licensed in 23 states (17 of which Security National Life is also licensed). At
December 23, 1994, Capital Investors Life had approximately
$79,000,000 insurance in force and $10,000,000 of contract value. The Company intends to move Capital Investors
Life's administrative operations to Salt Lake City during 1995.

In January 1995, the Company, through its newly-formed wholly-owned subsidiary, California Memorial Estates, Inc., purchased approximately 100 acres of real property located in San Diego, California, of which approximately 35 acres will be used for the development of a cemetery. The
Company is in the process of obtaining approval from the federal government and the California Cemetery Board to operate a cemetery on the property. In March 1995, the Company acquired 97.8% of the issued and outstanding common stock of Greer-Wilson Funeral Home, Inc., which owns and operates a funeral home in Phoenix, Arizona.

The Company through its insurance subsidiaries issues and distributes selected lines of life insurance and annuities.
The Company's life insurance business includes funeral plans and interest-sensitive whole life insurance, as well as other traditional life and accident insurance products.
The Company's annuity business includes flexible premium deferred annuity contracts, single premium deferred annuity contracts, and other types of annuities. The Company's life insurance and annuity business decreased significantly with the sale of Investors Equity.

The Company through its cemetery and mortuary subsidiaries markets a variety of products and services utilized in its cemetery and funeral service operations. The products include grave plots, markers, caskets, and other related products. The services include opening and closing of graves, professional services, use of automobiles, and the use of chapels and viewing rooms. The Company markets these products and services through its six cemeteries
(four with funeral chapels on the property) and seven mortuaries on both an at-need (at time of death) and a pre-need basis. The Company's cemetery and mortuary business increased with the acquisition of Holladay
Memorial Park, Inc., Cottonwood Mortuary, Inc. and Deseret
Memorial, Inc. in September, 1991 and with the acquisition of Sunset Funeral Home, Inc. in January 1994.

The following table sets forth information with respect to revenues from the Company's life, annuity and accident and health insurance, and cemetery and mortuary products and services for each of the five years in the period ended
December 31, 1990 to 1994:


              Life, Annuity        Cemetery
             and Accident and         and
  Year       Health Insurance      Mortuary        Total(3)
- -------     ------------------    -----------   -------------
  1994          $4,759,000         $5,888,000    $10,647,000
  1993           4,777,000          6,085,000     10,862,000
  1992           4,493,000          5,741,000     10,234,000
  1991(1)(2)     5,182,000          4,054,000      9,236,000
  1990           5,170,000          3,443,000      8,613,000


  (1)      Only includes Cottonwood Mortuary, Inc. and
           Holladay Memorial Park, Inc. for three months ended December 31, 1991. Revenues from these companies are included in subsequent years but not prior to September 1991, the date in which they were purchased by the Company.
  (2)      Only includes Investors Equity Life Insurance
           Company ("Investors Equity") for the first five months of 1991 since Investors Equity was sold in June 1991. Revenues from Investors Equity are included in 1989 and 1990, but not in 1992, 1993, and 1994.
  (3) Does not include investment income or other income.

For the years presented, accident and health insurance has been combined with the life insurance segment, since the amounts were insignificant.

Life Insurance

   Products

The following table sets forth the annualized premiums from new business written for the five years ended December 31, 1990 to 1994.

                                     Term and
                                     Permanent
                  Funeral Plan       Insurance
                  ------------       ---------
    Year                                                 Total
    Ended                                                 New
December 31,       Amount     %     Amount     %       Business
- ------------      -------    ---  --------    --      ----------
     1994       $  693,000   96   $ 26,000     4      $  719,000
     1993        1,232,000   98     26,000     2       1,258,000
     1992        1,166,000   96     54,000     4       1,220,000
     1991(1)     1,427,000   95     80,000     5       1,507,000
     1990        1,200,000   84    223,000    16       1,423,000


    1) Since Investors Equity was sold in June 1991, premiums relating to Investors Equity are only included in 1990 and for the first five months of 1991.

           The Company, in marketing its life insurance products, seeks to locate, develop and service specific "niche" markets. A "niche" market is an identifiable market which the Company believes is not emphasized by other insurers.
           In its insurance operations, the Company markets a variety of life insurance products, including ordinary life policies and interest-sensitive whole life policies, but places specific marketing emphasis on funeral plans.

A funeral plan is a small face value life insurance policy that generally has a face coverage of up to $5,000. The
Company believes that funeral plans represent a marketing niche that is less competitive since most insurance companies do not offer similar coverages. The purpose of the funeral plan policy is to pay the costs and expenses incurred at the time of a person's death. On a per thousand cost of insurance basis, these policies are more expensive to the policyholder than many types of non-burial insurance due to their low face amount, requiring the fixed cost of the policy to be distributed over a smaller policy size, and due to the higher age of the policyholder resulting in higher mortality costs.

  Markets and Distribution

The Company is licensed to sell insurance in 29 states.
The Company generally sells its life insurance products to people of middle age who have a need for insurance to protect the income of the wage earner of the family, to pay off debts at the time of death and for other estate planning purposes. Funeral plan policies are sold primarily to persons who range in age from 45 to 75. Even though people of all ages and income levels purchase funeral plans, the Company believes that the highest percentage of funeral plan purchasers are individuals who are older than 45 and have low to moderate income. A majority of the Company's funeral plan premiums come from the states of Arizona, Colorado, Idaho, Oklahoma, Texas and Utah, and a majority of the Company's non-funeral plan life insurance premiums come from the states of New Mexico and Utah.

The Company sells its life insurance products through direct agents and brokers and has 103 independent licensed agents who may also sell insurance products of other companies. The commissions on life insurance products range from approximately 45% to 90% of first year premiums.
In those cases where the Company utilizes its direct agents in selling such policies, those agents customarily receive advances against future commissions.

The Company employs a direct agency system in marketing funeral plan insurance. In some instances, the policies are marketed in conjunction with the Company's cemetery and mortuary sales force. When they are marketed by that group, the beneficiary is usually the Company. Thus, death benefits that become payable under the policy are paid to the Company's cemetery and mortuary subsidiaries to the extent of services performed and products purchased.

In marketing the funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas.
Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy as their interest may appear.

Annuities

  Products

The Company markets both deferred and immediate annuity products. A deferred annuity is a contract where the individual remits a sum of money to the Company which is retained on deposit until such time as the individual may wish to purchase an immediate annuity or surrender his contract for cash. An immediate annuity is a contract with the Company in which the individual remits to the Company a sum of money in return for the Company's obligation to pay a series of payments on a periodic basis over a designated period of time, such as an individual's life, or for such other period as may be designated.

Holders of annuities enjoy significant benefits under the current federal income tax law in that interest accretions that are credited to the annuities do not incur current income tax expense on the part of the contract holder.
Instead, the interest income is tax deferred until such time as it is paid out to the contract holder.

A flexible premium deferred annuity gives the contract holder the right to make premium payments of varying amounts or to make no further premium payments after his initial payment. This flexible premium annuity can have an initial surrender charge. The surrender charge acts as a deterrent to individuals who may wish to surrender their annuity contracts. This type of annuity has a guaranteed interest rate of 4%. Above that, the interest rate is as determined by the Board of Directors at their discretion.

In order for the Company to realize a profit on an annuity product, the Company must maintain an interest rate spread between its investment income and the credited interest rate it is applying to annuities. From that spread must be deducted commissions, issuance expenses and general and administrative expenses. The Company's annuities currently have credited interest rates ranging from 4% to 6.25%.

  Markets and Distribution

The general market for all of the Company's annuities is middle to older age individuals who wish to save or invest their money in a tax deferred environment, having relatively high yields. The Company currently markets its annuities primarily in the states of Arizona, Colorado, Idaho, New Mexico, Oklahoma, Texas and Utah.

The major source of annuity premium comes from direct agents. Annuities can be sold as a by-product of other insurance sales. This is particularly true in the funeral planning area. If an individual does not qualify for a funeral plan due to health considerations, the agent will often sell that individual an annuity to take care of those final expenses. The commission rates on Single Premium
Deferred Annuities range from 2% to 8%. The commission rates on annuities other than the Single Premium Deferred
Annuity range from 2.5% to 10.5%.

Accident and Health Products

Prior to the acquisition of Capital Investors Life, the Company did not actively market accident and health products. With the acquisition of Capital Investors Life, the Company acquired a block of accident and health policies which pay limited benefits to policyholders if they are involved in motor vehicle accidents. At December
31, 1994, there were approximately 41,000 policyholders with annual premiums of approximately $500,000.

Capital Investors Life is currently offering a low-cost comprehensive diver's accident policy. The policy provides world-wide coverage for medical expense reimbursement and life insurance in the event of diving or water sports accidents. At December 31, 1994, there were approximately
2,500 policyholders with annual premiums of approximately
$128,000.

Capital Investors Life currently markets its divers policy through water sports magazine advertising and dive shops throughout the world. Capital Investors Life pays a direct commission to the dive shops for new business generated.

Cemetery and Funeral Services

  Products

The Company has five wholly-owned cemeteries and one cemetery owned through a joint venture with an Ogden, Utah based mortuary. The cemeteries are non-denominational. There are mortuary facilities located in Salt Lake City, Utah; Sandy, Utah; and Phoenix, Arizona.

The following table summarizes the location and acreage of the six Company owned cemeteries:

                                                          Net Saleable Acreage
                                                            Acres
                                                           Sold as     Total
Name of                      Date   Developed    Total    Cemetery   Available
Cemetery       Location    Acquired Acreage(1) Acreage(1) Spaces(2) Acreage(1)
- --------      ---------    -------- ---------- ---------- --------  ----------
Bountiful
 Cemetery(3)  1700 E.
              Lakeview Dr.
              Bountiful, UT     1973    4          40         3       37

Evergreen
 Memorial
  Park(4)     100 Monroe Blvd.
              Ogden, UT         1987    7          50         2       48

Holladay
 Memorial
 Park(5)(6)   4800 So. Memory
                Lane
              Holladay, UT      1991    6          13         4        9

Lakehills
 Cemetery     10055 So. State
  (5)(7)      Sandy, UT         1991   12          42         6       36

Mountain
 View
  Cemetery(3) 3115 E. 7800 So.
              Salt Lake City,
                UT              1973   26          54        14       42

Redwood
 Cemetery     6500 So.
  (3)(8)      Redwood Rd.
              West Jordan, UT   1973   35          78        26       52


  (1) The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company's inspection of the cemeteries.
  (2) Includes spaces sold for cash and installment contract sales.
  (3) The Bountiful and Mountain View Cemeteries each include a chapel with adjoining viewing rooms. As of December 31, 1994, there was a mortgage of approximately $314,500 collateralized by the property and facilities at Bountiful, Mountain View and Redwood Cemeteries, of which approximately
        $137,500 was held by Security National Life.
  (4) The Company has acquired an interest in this cemetery through a joint venture with an unrelated mortuary, under which the Company receives 65% of the net proceeds of all land sales and 50% of the net proceeds of sales of other products and services. As of December 31, 1994, there was a mortgage of approximately $204,000, which is collateralized by property and facilities of Evergreen Memorial Park.
  (5) As of December 31, 1994, there was a mortgage of approximately $2,240,000 which is collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park,
        Lakehills Cemetery and Colonial Mortuary.
  (6)   This cemetery includes two granite mausoleums.
  (7) This cemetery includes a chapel, viewing rooms and a crematory in an approximately 14,600 square foot facility.
  (8) This cemetery includes a chapel with adjoining viewing rooms and sales offices and two mausoleums.


The following table summarizes the location, square footage and the number of viewing rooms and chapels of the six Company owned mortuaries:


 Name of                          Date    Viewing            Square    Total
 Mortuary          Location     Acquired  Room(s)  Chapel(s) Footage Acreage(1)
- ---------         ---------     --------  -------  --------  ------- ---------
Camelback Sunset
 Funeral Home(2)  301 West
                    Camelback Rd.
                  Phoenix, AZ       1994      2        1     11,000     1.4

Colonial
 Mortuary(3)      2128 South
                    State St.
                  Salt Lake City,
                    UT              1991      1        1     14,500      .6

Cottonwood
 Mortuary(3)      4670 South
                   Highland Dr.
                  Salt Lake City,
                    UT              1991      2         1    14,500     1.2
Deseret
 Mortuary(3)      36 East
                    700 South
                  Salt Lake City,
                    UT              1991      2         2    36,300     1.1

Memorial
 Mortuary         5850 South
                   900 East
                  Salt Lake City,
                    UT              1973      3         1   20,000     3.7

Paradise Chapel
 Funeral Home     3934 East Indian
                  School Road
                  Phoenix, AZ       1989      2         1    9,800     1.3


  (1) The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company's inspection of the mortuaries.
  (2) As of December 31, 1994, there was a mortgage of approximately $575,000 collateralized by the property and facilities of Camelback Sunset Funeral
        Home.
  (3) As of December 31, 1994, there was a mortgage of approximately $2,240,000 which is collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park,
        Lakehills Cemetery and Colonial Mortuary.

Through its cemetery and mortuary operations, the Company markets products which include grave spaces, interment vaults, mausoleum crypts and niches, markers, granite bases for markers, caskets, flowers, wreaths and other monuments, and provides services which include professional services of funeral directors, the opening and closing of graves and the use of chapel facilities, automobiles and clothing.
The Company has a funeral chapel at each of its cemeteries other than the Ogden, Utah cemetery and Holladay Memorial
Park and has six separate stand alone mortuary facilities.

The Company sells its products on a pre-need and an at-need basis. A pre-need basis is the sale of the product prior to the actual use of the product at the time of death.
At-need is the sale of the product for immediate use, at death.

  Markets and Distribution

The Company's pre-need cemetery and mortuary sales are marketed to persons of all ages but are generally limited to persons 45 years of age and older. The Company also markets its mortuary and cemetery products on an at-need basis. The Company is limited in its geographic distribution of these products to areas lying within an approximate 20 mile radius of its cemeteries. This would limit the sale of its products primarily to the area known as the "Wasatch Front," covering approximately 100 miles between Salt Lake City and Ogden, with the greatest concentration of sales being in the Greater Salt Lake City
Area. The Company's at-need sales are similarly limited in geographic area.

The Company actively seeks to sell its cemetery and funeral products to customers on a pre-need basis. The Company employs 72 cemetery sales representatives on a commission basis to sell these products. Approximately 21 of the cemetery sales representatives are also licensed insurance salesmen and sell funeral plan insurance. In many instances, the Company's cemetery and mortuary facilities are the named beneficiary of the funeral plan policies.

The sales representatives of the Company's cemetery and mortuary operations are commissioned and receive no salary.
The sales commissions range from 10% to 22% for cemetery products and services and 45% to 55% of first year premiums for funeral plan insurance. Potential customers are located via telephone sales prospecting, responses to letters mailed by the sales representatives, newspaper inserts and door to door canvassing. The Company trains its sales representatives and generates leads for them. If a customer comes to one of the Company's cemeteries on an at-need basis, the sales representatives are compensated on a commission basis.

Mortgage Loans

  Products

The Company originates and underwrites residential and commercial loans for new construction and existing homes and real estate projects for the greater Salt Lake City area. The Company is an approved governmental and conventional lender and processes governmental and conventional loans. Most of the loans are sold to Security
National Life, which in turn will either service the loan or sell the loan to another investor. The Company also sells directly to investors.

  Markets and Distribution

The Company's mortgage services are marketed to individual homeowners and businesses who are located in the area known as the "Wasatch Front," covering approximately 100 miles between Salt Lake City and Ogden, with the greatest concentration of sales being in the Greater Salt Lake City area. The typical loan size for residential loans ranges from $40,000 to $150,000, and for commercial loans from $200,000 to $750,000.

The Company's mortgage loan originations are through part-time and full time mortgage brokers who are paid a sales commission ranging between .40% to 1.0% of the loan amount.

Prospective customers are located through contacts with builders, real estate agents, and door-to-door canvassing.
The part-time brokers are individuals who are supplementing their full time employment by soliciting residential homeowners to refinance their existing mortgage loans. The
Company provides training to these brokers.

Recent Acquisitions and Other Business Activities

Holladay Memorial Park, Inc. and Cottonwood Mortuary, Inc.

On September 10, 1991, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with
The John E. and Donna G. Mackay Family Trust, the sole shareholder of Holladay Memorial Park, Inc., a Utah corporation, and JD&M Investments, Inc., a Utah corporation, for the purchase of all of the outstanding shares of Holladay Memorial Park, Inc., and JD&M
Investments, Inc.  JD&M Investments, Inc., now known as

Cottonwood Mortuary, Inc., has all right, title and interest in and to the following corporations and business entities: Holladay Cottonwood Memorial Foundation, a Utah corporation, and Deseret Memorial, Inc., a Utah corporation, including, but not limited to, the following entities: Deseret Mortuary, Colonial Mortuary, Deseret
Memorial Plan, Lakehills Benevolent Trust, Lakehills
Memorial Crematory, Lakehills Mortuary, Lakehills Memorial
Park, and Alta Concrete Products and Vault Plant.

JD&M Investments, Inc. (Cottonwood Mortuary, Inc.) includes two cemeteries and four mortuaries, all of which are located in Salt Lake County, Utah. The mortuaries and cemeteries are non-denominational. The mortuaries consist of Deseret Mortuary, which is reportedly the oldest mortuary in Salt Lake City, Utah, Colonial Mortuary,
Cottonwood Mortuary and Lakehills Mortuary. The cemetery is known as Lakehills Cemetery and consists of approximately 42 acres, of which 12 acres are developed.
Holladay Memorial Park, Inc. has one cemetery located in Salt Lake County, Utah, known as Holladay Memorial Park, consisting of approximately 13 acres, of which six acres are developed. Holladay Memorial Park is reportedly the second oldest cemetery in the State of Utah. The Company intends to operate the companies as wholly-owned subsidiaries for an indefinite period of time. As a result of acquiring stock of these companies, the Company was required to assume certain pre-need obligations under special terms and conditions which were determined by the Department of Occupational and Professional Licensing of the State of Utah.

  Pinehill Business Park

On February 12, 1993, the Company entered into a purchase and sale agreement to acquire Pinehill Business Park. The business park is approximately 8.65 acres and located in Murray, Utah. The business park contains three office buildings with a total of 47,000 square feet of office space and seven office and warehouse combination buildings with a total of 89,000 square feet of space. The purchase price of the property was $2,150,000. An aggregate of $1,500,000 was borrowed by the Company from a bank. The remainder of the purchase price came from the Company's internal funds.

  Sunset Funeral Homes, Inc.

On January 10, 1994, the Company acquired all of the issued and outstanding shares of common stock of Sunset Funeral
Homes, Inc., an Arizona corporation ("Sunset"). In connection with this transaction, the Company also acquired certain real estate and other assets related to the business of Sunset from the sole shareholder (the
"Shareholder") of Sunset. Sunset owns and operates a funeral home in Phoenix, Arizona, known as Camelback Sunset
Funeral Home. In consideration for the transfer of all the outstanding common stock of Sunset and related assets owned by the Shareholder of Sunset, the Company (i) assumed approximately $588,000 in indebtedness of Sunset; (ii) paid
$100,000 in cash, subject to closing adjustments; (iii) paid $40,000 in cash to the daughter of the Shareholder of Sunset; (iv) issued 25,000 shares of the Company's Class A
Common Stock; and (v) agreed to pay the amount of $3,500 per month during the lifetime of the Shareholder of Sunset up to a maximum of $560,000. In the event of the death of the Shareholder of Sunset prior to the payment of $560,000, the remaining unpaid balance of such amount would be paid to the daughter of such Shareholder. The Company paid the cash portion of the purchase price from internal funds.
The Company has continued to operate Sunset as a funeral home and mortuary.

  Capital Investors Life Insurance Company

On December 21, 1994, the Company completed the purchase of all of the outstanding shares of common stock of Capital
Investors Life Insurance Company, a Florida based life insurance company ("Capital Investors Life") from Suncoast
Financial Corporation, a Delaware corporation ("Suncoast
Financial") and, prior to closing of the transaction, the sole shareholder of Capital Investors Life. Although the closing documents were dated December 16, 1994, the transaction was not completed until December 21, 1994 when the Florida Department of Insurance approved the purchase of the shares of Capital Investors Life by order dated
December 21, 1994. The closing documents were executed and held in escrow until the order was received from the Florida Department of Insurance, following which the escrow was broken pursuant to written directions from the Company and Suncoast Financial, and the funds and documents were then disbursed in conformance with the terms of the escrow agreement.

At the time of the transaction, Capital Investors Life was a Florida domiciled insurance company with total assets of approximately $30.0 million. However, Capital Investors
Life was redomesticated to Utah as of December 28, 1994.
Capital Investors Life's assets include fixed maturity securities, equity securities, policy loans, receivables, accrued investment income, deferred policy acquisition costs, cost of insurance acquired, and property plant and equipment. Capital Investors Life is currently licensed to transact business in 23 states.

As consideration for the purchase of the shares of Capital
Investors Life, the Company provided Suncoast Financial at closing with the following: (i) $5,231,000 in cash, (ii)
40,000 shares of the Company's Class A Common Stock, and
(iii) a profit sharing agreement providing for 33-1/3% of the profits from new post-closing sales of existing Capital
Investors Life plans of insurance to be paid as earned. An aggregate of $2,700,000 of the cash consideration was borrowed by the Company from Key Bank, Crossroads Office,
Salt Lake City, Utah, and is payable by the Company in accordance with the terms of a Promissory Note dated

December 16, 1994, bearing interest at one-half percent per annum above the bank's prime rate, and payable in monthly payments in the amount of $36,420, with the unpaid principal balance, together with accrued interest and other charges, due and payable on December 16, 1999.
The remainder of the purchase price came from the Company's internal funds. The Company is required to register the 40,000 shares of Class A Common Stock by preparing and filing a Form S-3 Registration Statement with the U.S.
Securities and Exchange Commission.

The Company intends to continue the operations of Capital
Investors Life as an insurance company.

  California Memorial Estates, Inc.

On February 3, 1995, California Memorial Estates, Inc., a newly organized Utah corporation and wholly-owned subsidiary of the Company, entered into a Purchase and Sale
Agreement and Escrow Instructions with the Carter Family
Trust and the Leonard M. Smith Family Trust to purchase approximately 100 acres of real property located in San
Diego County, California (the "Property"). The purchase price of the property was $1,162,000, $100,000 of which was paid in cash at closing and the balance of $1,062,000 is to be paid in accordance with terms of a promissory note collateralized by a Deed of Trust to the Property. The
Company intends initially to develop the Property by designating approximately 35 acres for the development of a cemetery.

The Company has invested approximately $859,000 in various regulatory studies, including environmental studies, water studies, archaeological studies, and other studies. There are still issues to be addressed with regards to the California gnat catcher, a bird which is not currently a protected species under either federal or California laws, but which is protected by San Diego County regulations, and the diegan sage, which is a habitat species also protected by San Diego County regulations. Of the approximate 100 acres at the site, approximately 85% is impacted by the diegan sage. In January 1993, the Company received zoning approval from San Diego County to operate a cemetery on the Property. The Company is in the process of obtaining approval from the federal government and the California
Cemetery Board to operate a cemetery on the Property.

  Greer-Wilson Funeral Home, Inc.

On March 8, 1995, the Company was issued 97,800 shares of common stock of Greer-Wilson Funeral Home, Inc. ("Greer-
Wilson"), representing 97.8% of the total issued and outstanding shares of common stock of Greer-Wilson after the issuance of such shares. In consideration for the issuance of such shares, the Company agreed (i) to contribute $430,000 to Greer-Wilson for the payment of its accounts payable, including pre-need deposits, or to assume payment of the accounts payable, and to pay, renegotiate, bring current or refinance Greer-Wilson's existing mortgage loan indebtedness; and (ii) to pay Page E. Greer, the former President and sole shareholder of Greer-Wilson, and his wife, a licensed mortician, $6,000 per month over a ten year period for providing consulting services. The Company also loaned Mr. Greer and his wife the sum of $200,000 to be paid on March 8, 2005, together with interest thereon at the rate of seven percent (7%) per annum. This obligation is to be collateralized by a pledge of 2,200 shares of the Company's common stock which is held by Mr. Greer. The
Company plans to continue to operate Greer-Wilson as a funeral home and mortuary.

Regulation

Insurance companies are subject to comprehensive regulation in the jurisdictions in which they do business under statutes and regulations administered by state insurance commissioners. Such regulation relates to, among other things, prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents; nature of and limitations on investments;
deposits of securities for the benefit of policyholders;
approval of policy forms and premium rates; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; and requirements regarding reserves for unearned premiums, losses and other matters. The Company's insurance subsidiaries are subject to this type of regulation in any state in which they are licensed to do business. Such regulation could involve additional costs, restrict operations or delay implementation of the Company's business plans.

The Company is currently subject to regulation in Utah under insurance holding company legislation, and other states where applicable. Intercorporate transfers of assets and dividend payments from its insurance subsidiary is subject to prior notice of approval if they are deemed
"extraordinary" under these statutes. The insurance subsidiary is required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which it does business. Their business and accounts are also subject to examination by these agencies.

The cemetery and mortuary subsidiaries are subject to the Federal Trade Commission's comprehensive funeral industry rules and are licensed by the Utah State Cemetery Board to operate as endowment care cemeteries. The morticians must be licensed by the state they provide services and mortuaries are subject to the state laws of Arizona and Utah and related city laws within those states. Reports are required on a yearly basis to the Utah Cemetery Board and include financial information concerning the number of spaces sold and funds provided to the Endowment Care Trust
Fund. Licenses are issued annually on the basis of such reports. The cemeteries maintain city or county licenses where they conduct business.

Income Taxes

The Company's insurance subsidiaries, effective January 1,
1984, are taxed under the Life Insurance Company Tax Act of
1984. Pursuant thereto, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions, reserves for future policyholder benefits (with modifications), and a small life insurance company deduction (up to 60% of life insurance company taxable income). The Company may be subject to the corporate Alternative Minimum Tax (AMT).
The exposure to AMT is primarily a result of the small life insurance company deduction. Also, under the Tax Reform
Act, distributions in excess of shareholder's surplus account or significant decrease in life reserves will result in taxable income.

The Company's insurance subsidiaries may continue to receive the benefit of the small life insurance company deduction. In order to qualify for the small company deduction, the combined assets of the Company must be less than $500,000,000 and the taxable income of the life insurance companies must be less than $3,000,000. To the extent that the net income limitation is exceeded, then the small life insurance company deduction is phased out over the next $12,000,000 of life insurance company taxable income. Commencing in 1990, the Company's life insurance subsidiaries will have to compute their life insurance taxable income after establishing a provision representing a portion of the costs of acquisition of such life insurance business. The effect of the provision is that a certain percentage of the Company's premium income will be characterized as deferred expenses and recognized over a five to ten year period.

The Company's non-life insurance company subsidiaries are taxed in general under the regular corporate tax provisions. For taxable years beginning January 1, 1987, the Company may be subject to the Corporate Alternative
Minimum Tax and the proportionate disallowance rules for installment sales under the Tax Reform Act of 1986.

Competition

The life insurance industry is highly competitive. There are approximately 2,000 legal reserve life insurance companies in business in the United States. These insurance companies differentiate themselves through marketing techniques, product features, price and customer service. The Company's insurance subsidiary competes with a large number of insurance companies, many of which have greater financial resources, a longer business history, and a more diversified line of insurance coverage than the Company. In addition, such companies generally have a larger sales force. Further, many of the companies with which the Company competes are mutual companies which may have a competitive advantage because all profits accrue to policyholders. Because the Company is small by industry standards and lacks broad diversification of risk, it may be more vulnerable to losses than large, well established companies. The Company believes that its policies and rates for the markets it serves are generally competitive.

The cemetery and funeral business is also highly competitive. In the Salt Lake, Ogden and Phoenix areas in which the Company competes, there are a number of cemeteries and mortuaries which have longer business histories, more established positions in the community and stronger financial positions than the Company. In addition, some of the cemeteries with which the Company must compete for sales are owned by municipalities and, as a result, can offer lower prices than can the Company. The
Company bears the cost of a pre-need sales program that is not incurred by those competitors that do not have a pre-need sales force. The Company believes that its products and prices are generally competitive with those in the industry.

The mortgage loan business is highly competitive with several mortgage companies and banks in the same geographic area in which the Company is operating which have longer business histories and more established positions in the community. The refinancing market is particularly vulnerable to changes in interest rates.

Underwriting

Factors considered in evaluating an application for insurance coverage include the applicant's age, occupation, general health and medical history. Upon receipt of a satisfactory application which contains pertinent medical questions, the Company writes insurance that is based on its medical limits and requirements on a basis satisfactory to the reinsuring company (or companies, if submitted facultatively), subject to the following general non-medical limits:


          Age Nearest               Non-Medical
           Birthday                   Limits
          -----------              -------------
             0-40                        $75,000
            41-50                        $75,000
            51-up                  Exam Required

When underwriting life insurance, the Company will sometimes issue policies with higher premium rates for substandard risks.

Reinsurance

The Company reinsures with other companies portions of the individual life insurance and accident and health policies it has underwritten. The primary purpose of reinsurance is to enable an insurance company to write a policy in an amount larger than the risk it is willing to assume for itself. No other liabilities or guarantees by the Company exist on business ceded through reinsurance treaties.
There is no assurance that the reinsurer will be able to meet the obligations assumed by it under the reinsurance agreement.

The Company's policy is to retain no more than $50,000 of ordinary insurance per insured life. Excess risk is reinsured. The total amount of life insurance in force at December 31, 1994, reinsured by other companies aggregated
$35,100,000, representing approximately 8% of the Company's life insurance in force on that date.

The Company currently reinsures certain risks with American
United Life Insurance Company, Businessmen's Assurance
Company, Chesapeake Life Insurance Company, CIGNA RE,
Cologne Reassurance Company, Lincoln National Life
Insurance Company, Life Reassurance Corporation, Lone Star
Life, Mercantile & General Reinsurance Company, Munich
Reassurance Company, Transamerica Occidental Life Insurance
Company, Employers Reassurance Corporation, MidWest
National Life Insurance Company, North American Reinsurance
Company, Phoenix Mutual Life Insurance Company, Optimum
Reassurance Company, and Security Life of Denver, pursuant to reinsurance treaties which are renewable annually. The premiums paid by the Company are based on the age of the insured and the risk ceded to the reinsurer. The Company does not currently assume a material amount of premiums under any reinsurance agreement.

The Company has entered into a coinsurance agreement with an unaffiliated insurance company under which the Company assumed 100% of the risk for certain life insurance policies and certain other policy-related liabilities of the insurance company. The Company has also entered into a modified coinsurance arrangement, for statutory purposes, with an unaffiliated insurance company.

Investments

The investments of the Company's life insurance and annuity funds and assets is determined by the Investment Committee of the Board of Directors of the various subsidiaries and ratified by the full Board of Directors of the respective subsidiaries. A significant portion of the investments must meet statutory requirements governing the nature and quality of permitted investments by insurance companies.
The Company's interest sensitive type products, primarily annuities and interest-sensitive whole life, compete with other financial products such as bank certificates of deposit, brokerage sponsored money market funds as well as competing life insurance company products. While it is not the Company's policy to offer the highest yield in this climate, in order to offer what the Company considers to be a competitive yield, it maintains a diversified portfolio consisting of common stocks, preferred stocks, municipal bonds, investment and non-investment grade bonds including high-yield issues, short-term and other securities and investments.

The following table shows investments of the Company at December 31, 1994 and 1993. Fixed maturities, mortgage loans on real estate and short-term investments are stated at cost, adjusted where appropriate for amortization of premium or discount. Equity securities are stated at market and policy loans are stated at unpaid balances.

                           December 31,           December 31,
                               1994                   1993
                         Amount      Percent      Amount    Percent
                        -------     --------     --------  ---------
Fixed maturity
  securities held
  to maturity:
    U.S. Treasury
     Securities and
     obligations of
    U.S. Government
     Agencies         $10,146,365    13.9      $2,785,898     6.1

  Obligations of
    States and
    political
    Subdivisions           194,913     0.3         223,863     0.5

  Corporate Securities
    Including Public
      Utilities         26,285,230    35.9       8,828,352    19.4
  Redeemable
    Preferred Stock        133,788     0.2         133,788     0.3
  Mortgage-backed
    Securities           2,637,332     3.6           7,210     0.0
                      ------------   -----      ----------   -----
    Total               39,397,628    53.5      11,979,111    26.3

Equity securities
  Available for
  sale                   4,149,713     5.7       2,532,636     5.6

Mortgage loans
  on real estate        14,681,293    20.1      10,322,492    22.6

Real Estate              7,586,650    10.4       7,740,721    17.0
Policy loans             2,670,989     3.7       1,803,515     4.0
Other loans                677,334     0.9         824,415     1.8
Short-term
  Investments            4,013,296     5.5      10,403,037    22.8
                       -----------    ----     -----------   -----
    Total
      Investments      $73,176,903   100.0%    $45,605,927   100.0%
                       ===========   =====     ===========   =====

The maturities of the Company's bond portfolio are expressed below as a percentage of the book value of the total bond portfolio at December 31, 1994.

     Due in one year or less                      1.48%
     Due after one to five years                 14.17%
     Due after five to ten years                 52.41%
     Due after ten years                         31.97%

When the Company is not able to obtain a price from an external source, the Company derives a price for the security after an analysis of the issuer's financial statements and by comparison of current market prices for similar securities issued by companies of similar quality.
See "Management's Discussion and Analysis of Results of
Operations and Financial Condition" and note 2 of Notes to Consolidated Financial Statements for additional disclosure and discussion regarding investments.

Employees

As of December 31, 1994, the Company, through its subsidiaries, had 81 full time employees, 35 part-time employees, and 154 independent commissioned sales representatives who are not paid a salary. Of these employees and sales representatives, Security National Life
Insurance Company had 26 full time employees, 10 part-time employees, and 103 commissioned sales representatives, of which 21 sales representatives also sold cemetery and funeral products and services for the Company's cemetery and mortuary companies. The cemetery and mortuary companies had 49 full time employees, 23 part-time employees, and 72 commissioned sales representatives, of which 21 sales representatives also sold the Company's insurance and annuity products. Security National Mortgage
Company had 6 full time employees and 2 part-time employees. Capital Investors Life does not have any employees. Its administrative operations are performed by a third-party administrator.

Item 2.  Properties
- -------------------
The following table sets forth the location of the Company's office facilities and certain other information relating to these properties.

                                                      Approximate
                                          Owned         Square
   Location                 Function      Leased        Footage
- -------------------      -------------   --------      -----------
 5300 So. 360 West       Corporate
 Salt Lake City, UT      Headquarters      Owned(1)      33,000

 3636 No. 15th Ave.      District          Owned          3,000
 Phoenix, AZ              Sales Office

 1603 Thirteenth St.     District          Owned(2)       5,000
 Lubbock, TX              Sales Office


 (1) As of December 31, 1994, this facility was subject to a mortgage of approximately $1,506,000. The Company leases an additional 15,616 square feet of the facility to unrelated third parties for approximately
      $202,000 per year, under leases which expire at various dates after 1994.

 (2) The Company leases an additional 2,766 square feet of the facility to unrelated third parties for approximately $12,600 per year, under leases which expire at various dates after 1994.

The Company believes the office facilities it occupies are in good operating condition, are adequate for current operations and has no plan to build or acquire additional office facilities. The Company believes its office facilities are adequate for handling business in the foreseeable future.

The cemeteries and mortuaries that the Company owns through its subsidiaries, Memorial Estates, Inc., Memorial
Mortuary, Inc., Paradise Chapel Funeral Home, Inc.,
Cottonwood Mortuary, Inc., Deseret Memorial, Inc., Holladay
Memorial Park, Inc., Evergreen Memorial Park, and Camelback
Sunset Funeral Home, are described with the heading "Item
1. Business - Cemetery and Funeral Services." The Company believes that its cemeteries and mortuaries are maintained in good condition.

Item 3.  Legal Proceedings
- --------------------------
The Company and its subsidiaries are not parties to any legal proceedings outside the ordinary course of the Company's business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company or its business.

Item 4.  Submission of Matters to a Vote of Security
- ----------------------------------------------------
Holders
- -------
None

                     PART II

Item 5.  Market for the Registrant's Common Stock and
- -----------------------------------------------------
Related Security Holder Matters
- -------------------------------
The Company's Class A Common Stock trades on the NASDAQ
Stock Market under the symbol "Suncoast Financial." Prior to August 13, 1987, there was no active public market for the Class A and Class C Common Stock. During the recent years there have been occasional trading of Class A and Class C Common Stock by brokerage firms in the over-the-counter market. The following are the high and low sales prices for Class A Common Stock as reported by NASDAQ.


Period (Calendar Year)                           Price Range
- ---------------------                           ------------
                                                High        Low
                                                ----        ---
         1993
           First Quarter . . . . . . . . . . 3 1/16        2 3/4
           Second Quarter. . . . . . . . . . .3 1/2            3
           Third Quarter . . . . . . . . . . .3 1/2        2 3/4
           Fourth Quarter. . . . . . . . . . . . .3        2 3/4

         1994
           First Quarter . . . . . . . . . . .3 3/8        2 5/8
           Second Quarter. . . . . . . . . . .4 1/2        2 7/8
           Third Quarter . . . . . . . . . . .4 1/2            4
           Fourth Quarter. . . . . . . . . . .4 3/4            4

         1995
           First Quarter . . . . . . . . . . .4 1/2        3 7/8


The Class C Common Stock is not actively traded, although there are occasional transactions in such stock by brokerage firms. (See Note 11 to the Consolidated Financial
Statements.)

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common
Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C Common Stock was paid in 1990, 1991, 1992, 1993 and 1994.

As of March 7, 1995, there were 5,254 record holders of Class A Common Stock and 173 record holders of Class C
Common Stock.

Item 6.  Selected Financial Data - The Company and Subsidiaries (Consolidated)
         --------------------------------------------------------------------

The following selected financial data for each of the years in the five year period ended December 31, 1994, are derived from the audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Consolidated Statement of Earnings Data:

                      1994      1993(2)      1992       1991(1)      1990
                    ------    ---------    -------     --------     ------
Revenue
- -------
Premiums         $4,945,000  $4,933,000  $4,630,000   $5,684,000  $ 6,146,000
Net investment
  income          4,121,000   3,473,000   3,567,000    9,209,000   16,472,000
Mortuary and
  cemetery income 5,888,000   6,085,000   5,741,000    4,054,000    3,493,000
Realized gains
  (losses) on
   investments      384,000     780,000     583,000        4,000   (2,846,000
Provision for losses
  on investments      --        (28,000)   (142,000)     (85,000)  (2,058,000)
Gain on sale of
  subsidiary          --          --          --       2,586,000       --
Mortgage fee income
  and other       1,323,000   1,253,000     354,000      597,000      285,000
               ------------ ----------- -----------  -----------  -----------
Total revenue  $ 16,661,000 $16,496,000 $14,733,000  $22,049,000  $21,492,000
               ------------ ----------- -----------  -----------  -----------
Expenses
- --------
Policyholder
   benefits       4,036,000   4,420,000   3,901,000    8,873,000   16,118,000
Amortization
  of deferred
    policy
    acquisition
     costs          767,000     943,000     729,000    1,323,000    1,770,000
General and
  administrative
  expenses        8,064,000   7,098,000   6,629,000    6,915,000    6,825,000
Interest expense    692,000     675,000     601,000      602,000      495,000
Cost of goods &
  services mortuary
  & cemetery      1,767,000   1,890,000   1,907,000    1,659,000      808,000
                 ---------- ----------- -----------  -----------  -----------
Total benefits &
  expenses       15,326,000  15,026,000  13,767,000   19,372,000   26,016,000
                ----------- ----------- -----------  -----------  -----------
Income (loss
   before income
   tax expense    1,335,000   1,470,000     966,000    2,677,000   (4,524,000)
Income tax
  (expense)
  benefit          (302,000)   (388,000)      8,000     (141,000)     300,000
Minority
  interest in loss
  of subsidiary      7,000        2,000       1,000       29,000        --
              ------------  ----------- -----------  -----------   -----------
Total income
  (loss)       $ 1,040,000  $ 1,084,000 $   975,000  $ 2,565,000   ($4,224,000)
               ===========  =========== ===========  ===========  ============

Earnings per common
  equivalent of Class
  A Common Stock (fully
  diluted):
Net income           $0.31        $0.35       $0.33       $0.85        ($1.47)
               ===========  =========== ===========  ==========  ============
Average common
  equivalent shares
  outstanding     3,476,544   3,245,899   3,092,000   2,979,000     2,867,000

                  1994(3)      1993(2)      1992       1991(1)      1990
               ---------     --------     -------     -------      ------
Balance Sheet Data:
Assets:
- ------
Investments    $ 75,659,000 $47,692,000 $42,701,000 $42,711,000 $179,996,000
Cash              2,061,000   6,831,000   6,120,000   1,778,000      486,000
Receivables       3,814,000   4,084,000   3,793,000   4,478,000    4,437,000
Other assets     22,224,000  17,314,000  17,941,000  18,229,000   23,563,000
               ------------ ----------- ----------- ----------- ------------
Total Assets   $103,758,000 $75,921,000 $70,555,000 $67,196,000 $208,482,000
               ============ =========== =========== =========== ============
Liabilities:
- -----------
Policyholder
  benefits     $ 61,896,000 $38,605,000 $35,665,000 $32,841,000 $184,456,000
Notes & contracts
  payable        10,210,000   8,095,000   7,665,000   8,578,000    5,879,000
Cemetery &
  mortuary
  liabilities     6,603,043   6,511,000   6,430,000   5,962,000    2,399,000
Other
  liabilities     5,070,000   3,876,000   3,170,000   2,983,000    2,262,000
               ------------ ----------- ----------- ----------- ------------
Total
  liabilities    83,779,000  57,087,000  52,930,000  50,364,000  194,996,000
               ------------ ----------- ----------- ----------- ------------
Stockholders'
   equity        19,979,000  18,834,000  17,625,000  16,832,000   13,486,000
               ------------ ----------- ----------- ----------- ------------
Total
  Liabilities
   and Stock-
   holders'
   Equity      $103,758,000 $75,921,000 $70,555,000 $67,196,000 $208,482,000
               ============ =========== =========== =========== ============

   (1)   Only includes Cottonwood Mortuary, Inc., and Holladay Memorial Park,
         Inc. for three months ended December 31, 1991, and Investors Equity
         Life Ins. Co. for the first five months of 1991.

   (2) Only includes Security National Mortgage Company for the five months ended December 31, 1993.

   (3)   Reflects the acquisition of Capital Investors Life and Camelback
         Sunset Funeral Home.

Item 7.  Management's Discussion and Analysis of Financial
- ----------------------------------------------------------
Condition and Results of Operations
- -----------------------------------

Overview

The Company's operations over the last three years generally reflect three trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies, annuities, and limited pay accident policies;
(ii) decreased general and administrative costs as a percentage of revenue through efforts to reduce operating costs and through eliminating unnecessary duplication of costs at acquired companies; and (iii) emphasis on high margin cemetery and mortuary business.

The Company maintains a diversified investment portfolio consisting of common stock, preferred stock, municipal bonds, investment grade and non-investment grade bonds, mortgage loans, real estate, short term and other securities and investments. The Company's investment goals are to maintain safety and liquidity, enhance principal values and achieve increased rates of return consistent with regulatory restraints. The Company's interest sensitive type products, primarily annuities and interest sensitive whole life, compete with other financial products such as bank certificates of deposit, brokerage sponsored money market funds as well as competing life insurance company products.

Results of Operations

1994 Compared to 1993

The Company's total revenues increased by $164,000 (1.0%), from $16,496,000 in fiscal 1993, to $16,660,000 in fiscal
1994. Contributing to this increase in total revenues was a $648,000 increase in investment income and a $70,000 increase in mortgage fee income and other.

Net investment income increased by $648,000, from $3,473,000 in 1993, to $4,121,000 in 1994. This increase was attributable to the Company's emphasis on investing its cash and short-term investments in high-yielding long term investments.

Realized gains on investments decreased by $396,000, from $780,000 in 1993 to $384,000 in 1994. The 1994 amount included the results of the sale of 13.45 acres of land deemed not suitable for cemetery development at Lake View
Cemetery. On August 22, 1994, an agreement was reached for the sale of the land to Temple Ridge Development Company for $515,000. The net gain on the sale of the land, after deducting the original cost of the land and related fees, was approximately $278,000.

The 1993 amount of realized gains on investments included the results of a favorable settlement of a lawsuit brought in 1988 by the Metropolitan Water District against the Company to condemn 6.6 acres of land at Mountain View
Cemetery. The net gain on the sale of the land to the Metropolitan Water District was $184,000. The 1993 amount also included $485,000 in realized gains by Security
National Life due to a significant amount of early bond redemptions.

Mortuary and cemetery income decreased by $197,000, from $6,085,000 in 1993 to $5,888,000 in 1994. This decrease was primarily related to a $299,000 reduction in pre-need sales at Holladay Cottonwood Memorial Foundation. This decrease was partially offset by the additional sales of the Company's other mortuaries, particularly Camelback
Sunset Funeral Home, which was acquired on January 10,
1994.

Mortgage fee income and other increased by $71,000, from $1,253,000 in 1993 to $1,324,000 in 1994. This increase was due to $382,000 in additional revenues that were generated by Security National Mortgage Company ("Security
National Mortgage"), which was formed as a wholly-owned subsidiary of the Company on July 1, 1993, for the purpose of originating and refinancing mortgage loans. Partially offsetting the additional revenues that were realized in 1994 from Security National Mortgage was a $174,000 reduction in revenues from Bonneville Limousine. The higher level of revenues from Bonneville Limousine in 1993 reflected the increased limousine services from the NBA
Allstar Game, which was held in Salt Lake City in 1993.
There was also a $75,000 reduction in 1994 due to the termination of a computer services agreement. The Company had provided computer services to a third-party in 1993 under a computer services agreement but these services were not provided in 1994.

Total benefits and expenses were $15,326,000 for 1994, which constituted 92% of total revenue of the Company, as compared to $15,027,000, or 91% of total revenues for 1993.

Policy benefits decreased by $384,000, from $4,420,000 in 1993 to $4,027,000 in 1994. This decrease was primarily due to diminishing policies inforce from 1993 to 1994 and because a large block of business obtained paid-up status.

Amortization of deferred policy acquisition costs decreased by $176,000, from $943,000 in 1993 to $767,000 in 1994.
This decrease was primarily due to certain deferred policy acquisition costs which were determined unrecoverable and amortized against income in 1993.

General and administrative expenses increased by $965,000, from $7,098,000 in 1993, to $8,063,000 in 1994. This increase was primarily due to the additional costs associated with the operations of Camelback Sunset Funeral
Home, which was acquired on January 10, 1994, and Security
National Mortgage Company, which was formed and operated as of July 1, 1993.

Interest expense increased by $18,000, from $675,000 in 1993 to $693,000 in 1994, due primarily to the debt assumed with the acquisition of Camelback Sunset Funeral Home.

Cost of mortuary and cemetery lots and services decreased by $123,000, from $1,890,000 in 1993 to $1,767,000 in 1994.
This decrease was primarily due to a reduction in pre-need sales at Holladay Cottonwood Memorial Foundation.

1993 Compared to 1992

The Company's total revenues increased by $1,763,000
(12.0%), from $14,733,000 in fiscal 1992 to $16,496,000 in
fiscal 1993. Contributing to this increase in total revenues was a $284,000 increase in premiums, from $4,493,000 in 1992 to $4,777,000 in 1993. This increase was attributable to a greater premium per application issued in 1993 than the previous year. The number of policies issued in 1993 was about the same as in 1992.

Net investment income decreased by $94,000, from $3,567,000 in 1992 to $3,473,000 in 1993. This decrease was due to a higher percentage of invested assets in short term investments in 1993 yielding a lower rate of interest. In
1992, 19% of the invested assets were in short term investments whereas in 1993, 26% of the invested assets were in short term investments.

Mortuary and cemetery income increased by $344,000, from $5,741,000 in 1992 to $6,085,000 in 1993. This increase was primarily related to increases in mortuary services as Memorial Mortuary had a 25% increase in sales in 1993 and Paradise Chapel Funeral Home had an 8% increase in sales in 1993, and to an increase in at need cemetery sales. In addition, the amount written off in the cemetery operations deceased by approximately $200,000 in 1993 as compared to the previous year.

Realized gains on investments increased by $197,000, from $583,000 in 1992 to $780,000 in 1993. This increase resulted from a favorable settlement of the lawsuit brought in 1988 by the Metropolitan Water District to condemn 6.6 acres of land at Mountain View Cemetery. On February 19,
1993, an agreement was reached wherein the land was sold to Metropolitan Water District for $300,000. The net gain on the sale of the land, after deducting the original cost of the land and the costs of litigation, was $184,000.

In addition to the foregoing, other revenues increased by $899,000, from $354,000 in 1992 to $1,253,000 in 1993.
This increase was primarily due to $788,000 in additional revenues that were generated by Security National Mortgage
Company, which was formed on July 1, 1993, as a wholly-owned subsidiary of the Company for the purpose of originating and refinancing mortgage loans.

Total benefits and expenses were $15,026,000 for fiscal
1993, which constituted 91.1% of total revenue of the Company, as compared to $13,767,000, or 93.4% of total revenue in fiscal 1992. Policyholder benefits increased by $519,000, from $3,901,000 in 1992 to $4,420,000 in 1993.
This increase was primarily due to an increase in interest that was credited to annuity and other interest sensitive reserves.

Amortization of deferred policy acquisition costs increased by $214,000, from $729,000 in 1992 to $943,000 in 1993.
This increase was primarily due to certain deferred policy acquisition costs which were determined unrecoverable and amortized against income in 1993. General administrative expenses increased by $469,000, from $6,629,000 in 1992 to $7,098,000 in 1993. This increase resulted from the Company's new subsidiary, Security National Mortgage
Company, which incurred $687,000 in expenses in 1993.

Interest expense increased by $74,000, from $601,000 in 1992 to $675,000 in 1993. This additional increase in expense was the result of the $1,500,000 in additional debt financing by the Company in 1993 to acquire Pinehill
Business Park. Cost of mortuary and cemetery lots and products and services decreased by $17,000, from $1,907,000 in 1992 to $1,890,000 in 1993. This decrease was due to a decrease in pre-need cemetery sales.

Income tax expense as a percentage of pre-tax income was 26% in 1993. In 1992 the tax provision was a benefit due to the re-estimation of deferred tax liabilities based upon the accumulation of identified temporary differences and applying the current effective tax rates with the resulting reduction in such deferred tax amounts being recorded in 1992 operations.

Liquidity and Capital Resources

The Company's life insurance subsidiary and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business from interest and dividends on invested assets, and from the proceeds from the maturity or held to maturity investment, or sale of other investments. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities which generally are long-term and adequate to pay current policyholder claims, annuity payments, expenses on the issuance of new policies and the maintenance of existing policies.

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

The Company's investment policy is to invest predominately in fixed maturity securities in accordance with the requirements and laws governing the life insurance subsidiary. Bonds owned by the insurance subsidiary amounted to $39,461,000, at amortized cost as of December
31, 1994. Generally all bonds owned by life insurance companies are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At
December 31, 1994, 4.8% ($1,893,000) and at December 31,
1993, 7.4% ($898,000) of the Company's total invested assets were invested in bonds in rating categories three through six which are considered non-investment grade.

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

On February 12, 1993, Security National Life Insurance
Company entered into a purchase and sale agreement for the Pinehill Business Park located in Murray, Utah. The purchase price was $2,150,000 with debt financing of $1,500,000 through a local bank. As of December 31, 1994, about 95% of the available space was occupied.

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

On January 10, 1994, the Company acquired Sunset Funeral
Home, Inc. ("Sunset"), which owns and operates a mortuary in Phoenix, Arizona, known as Camelback Sunset Funeral
Home.  As consideration for the purchase, the Company paid
$140,000 in cash, issued 25,000 shares of Class A Common
Stock, assumed an existing debt of $588,000, and entered into an agreement to pay the seller the sum of $3,500 in monthly installments during his lifetime up to a maximum of $560,000. In the event of the death of the seller prior to the payment of $560,000, the remaining unpaid balance of such amount would be paid to his daughter. Repairs and maintenance of approximately $80,000 will be required to bring the mortuary facility to a fully operating funeral home.

On December 21, 1994, the Company purchase all of the outstanding shares of common stock of Capital Investors
Life Insurance Company ("Capital Investors Life") from
Suncoast Financial Corporation ("Suncoast Financial"). As consideration for the purchase of the shares, the Company paid $5,231,000 in cash, issued 40,000 shares of its Class
A Common Stock, and entered into a profit sharing agreement providing for 33-1/3% of the profits from new post-closing sales of existing Capital Investors Life plans of insurance to be paid as earned. An aggregate of $2,700,000 of the cash consideration was borrowed by the Company from Key

Bank, Crossroads Office, Salt Lake City, Utah, and is payable by the Company in accordance with the terms of a Promissory Note dated December 16, 1994, bearing interest at one-half percent per annum above the bank's prime rate, and payable in monthly payments in the amount of $36,420, with the unpaid principal balance, together with accrued interest and other charges, due and payable on December 16, 1999. The remainder of the purchase price came from the Company's internal funds.

On February 3, 1995, the Company purchased approximately
100 acres of real property (the "Property") located in San
Diego, California, approximately 35 acres of which will be used for the development of a cemetery. The purchase price of the property was $1,172,000, $100,000 of which was paid in cash and the balance of $1,062,000, together with interest thereon at the rate of nine percent (9%) per annum, will be paid in 12 monthly payments of $5,000, thereafter in equal monthly payments of $10,000; however, interest shall not accrue on any part of the principal balance until February 3, 1996, and a principal payment of $100,000 is to be made 15 days after the date the California Cemetery Board approves the Company's application for Certificate of Authority, or February 3, 1996, whichever occurs first.

The Company has invested and deferred approximately
$859,000 in option fees and costs of various regulatory studies, including environmental, water, and archaeological studies. The Company is seeking approval from the federal government and the California Cemetery Board to operate a cemetery. The development of the cemetery will be financed internally as well as through a private offering. Initial development of 35 acres to operate as a cemetery would cost approximately $500,000.

On March 8, 1995, the Company was issued 97,800 shares of common stock of Greer-Wilson Funeral Home, Inc. ("Greer-
Wilson"), representing 97.8% of the total issued and outstanding shares of common stock of Greer-Wilson after the issuance of such shares. In consideration for the purchase of such shares, the Company agreed to contribute
$430,000 to Greer-Wilson for the payment of its accounts payable, or to assume payment of the accounts payable, and to pay or refinance Greer-Wilson's existing mortgage loan indebtedness; and to pay the former President and his wife
$6,000 per month over a ten year period for providing consulting services. The Company also loaned the former
President and his wife the sum of $200,000 to be paid on March 8, 2005, together with interest thereon at the rate of seven percent (7%) per annum. This obligation is collateralized by a pledge of 2,200 shares of the Company's common stock that is currently owned by Mr. Greer.

At December 31, 1994, $8,570,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's insurance subsidiary
Security National Life. Security National Life cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.


Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL
SCHEDULES

                                                            Page No.
                                                            --------
Financial Statements:

   Report of Independent Auditors. . . . . . . . . . . . . . F-1

   Consolidated Balance Sheets, December 31,
   1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . F-2

   Consolidated Statements of Earnings,
   Years Ended December 31, 1994, 1993,
   and 1992. . . . . . . . . . . . . . . . . . . . . . . . . F-4

   Consolidated Statements of Stockholders'
   Equity, Years Ended December 31, 1994, 1993
   and 1992. . . . . . . . . . . . . . . . . . . . . . . . . F-5

   Consolidated Statements of Cash Flows,
   Years Ended December 31, 1994, 1993 and
   1992  . . . . . . . . . . . . . . . . . . . . . . . . . . F-6

   Notes to Consolidated Financial
   Statements. . . . . . . . . . . . . . . . . . . . . . . . F-8


Financial Statement Schedules:

 I. Summary of Investments -- Other than
    Investments in Related Parties . . . . . . . . . . . . .F-31

II. Condensed Financial Information of
    Registrant . . . . . . . . . . . . . . . . . . . . . . .F-32

IV. Reinsurance. . . . . . . . . . . . . . . . . . . . . . .F-37

 V. Valuation and Qualifying Accounts and
    Reserves . . . . . . . . . . . . . . . . . . . . . . . .F-38


All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

            INDEPENDENT AUDITORS' REPORT


Board of Directors
Security National Financial Corporation:

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries as of December 31, 1994, and 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also include the financial statement schedules listed in the Index at
Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National
Financial Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 1, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting of
Certain Investments in Debt and Equity Securities", in
1994.



ERNST & YOUNG LLP

Salt Lake City, Utah
March 10, 1995

                 SECURITY NATIONAL FINANCIAL CORPORATION
                           AND SUBSIDIARIES
                     Consolidated Balance Sheets

                                                       December 31,
                                                       -----------
Assets:                                          1994               1993
- -------                                         -----              -----
Investments (Notes 2, 5 & 6):
Fixed maturity securities
  held to maturity, at amortized
  cost (market $38,695,480 and
  $12,863,054 for 1994 and 1993)            $39,397,628           $11,979,111
Equity securities available for sale
  at market (cost $3,927,923 and
  $2,180,225 for 1994 and 1993)               4,149,713             2,532,636
Mortgage loans on real estate                14,681,293            10,322,492
Real estate, net of accumulated
  depreciation of $1,262,853
  and $1,000,113 for 1994 and 1993            7,586,650             7,740,721
Policy loans                                  2,670,989             1,803,515
Other loans                                     677,334               824,415
Short-term investments                        4,013,296            10,403,037
                                           ------------          ------------
  Total insurance related investments        73,176,903            45,605,927
Restricted assets of cemeteries
 and mortuaries (Note 7)                      2,482,068             2,086,100
Cash                                          2,060,876             6,831,051
Receivables (Note 7):
 Trade contracts, net of unearned interest
   of $100,590 and $166,908 for 1994
   and 1993                                   4,938,098             5,244,315
 Receivable from agents                         463,040               488,277
 Other                                          336,801               300,530
                                           ------------          ------------
    Total receivables                         5,737,939             6,033,122
 Allowance for doubtful accounts             (1,923,808)           (1,949,553)
                                           ------------          ------------
 Net receivables                              3,814,131             4,083,569
Land and improvements held for sale           6,920,208             7,085,617
Accrued investment income                       996,845               466,377
Deferred policy acquisition
 costs (Notes 1 & 3)                          4,860,865             5,041,947
Property, plant and equipment, net (Note 4)   4,899,873             3,359,981
Cost of insurance acquired (Note 1)           3,488,383                 --
Excess of cost over net assets
 of acquired subsidiaries                       718,391               766,757
Other                                           339,714               593,884
                                           ------------           -----------
    Total Assets                           $103,758,257           $75,921,210
                                           ============           ===========

See accompanying notes to consolidated financial statements.


               SECURITY NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
               Consolidated Balance Sheets (Continued)



                                                      December 31,
                                                      -----------
                                              1994                   1993
                                             ------                -------
Liabilities:
- ------------
Future life, annuity, and other
  benefits                               $61,895,251           $38,605,759
Bank loans payable (Note 5)                7,440,576             5,374,537
Notes and contracts payable (Note 6)       2,768,546             2,720,298
Estimated future costs of pre-need sales   6,284,421             6,225,857
Payable to endowment care trust fund
  (Note 7)                                   319,336               284,945
Accounts payable and accrued expenses      1,760,399             1,574,859
Other liabilities                          1,438,889               730,386
Income taxes (Note 8)                      1,872,294             1,570,497
                                         -----------           -----------
  Total Liabilities                       83,779,712            57,087,138

Commitment and contingencies (Note 9)

Stockholders' Equity (Note 11):
- --------------------
 Common stock:
   Class A: $2 par value, authorized
     10,000,000 shares, issued 3,558,406
     shares in 1994 and 3,322,818 shares
     in 1993                               7,116,814             6,645,636
   Class C: $0.40 par value, authorized
     7,500,000 shares, issued 2,275,045
     shares in 1994 and 2,171,915 shares
     in 1993                                 910,018               868,766
 Additional paid-in capital                7,214,061             6,726,614
 Unrealized appreciation of
    investments (Note 2)                     221,790               352,412
 Retained earnings                         6,154,694             5,879,476
                                         -----------           -----------
                                          21,617,377            20,472,904
 Treasury stock at cost (532,015 Class
   A shares and 24,281 Class C shares
   in 1994; 506,677 Class A shares and
   23,125 Class C shares in 1993, held
   by affiliated companies)               (1,638,832)           (1,638,832)
                                        ------------           -----------
 Net Stockholders' Equity                 19,978,545            18,834,072
                                        ------------           -----------
 Total Liabilities and Stockholders'
    Equity                              $103,758,257           $75,921,210
                                        ============           ===========
See accompanying notes to consolidated financial statements.

                   SECURITY NATIONAL FINANCIAL CORPORATION
                            AND SUBSIDIARIES
                     Consolidated Statements of Earnings


                                               Years Ended December 31,
                                               -----------------------
                                          1994           1993          1992
                                          ----           ----          ----
Revenue:
- --------
 Insurance premiums and
   other considerations              $4,944,789   $ 4,932,853    $ 4,630,188
 Net investment income (Note 2)       4,120,917     3,473,374      3,567,062
 Mortuary and cemetery sales          5,887,726     6,085,066      5,740,574
 Realized gains on investments
   and other assets (Note 2)            383,637       751,511        440,986
 Mortgage fee income                  1,170,465       788,032          --
 Other                                  153,042       465,320        353,947
                                    -----------   -----------    -----------
 Total revenue                       16,660,576    16,496,156     14,732,757
                                    ===========   ===========    ===========

Benefits and expenses:
 Death benefits                       1,663,475    1,553,892      1,364,154
 Surrenders and other policy
    benefits                            903,603      860,925      1,064,419
 Increase in future policy
    benefits                          1,469,029    2,005,048      1,472,138
 Amortization of deferred
    policy
   acquisition costs
    (Note 3)                            766,658      943,387        728,873
 General and administrative
   expenses:
   Commissions                        1,257,043   1,183,997      1,075,759
   Salaries                           2,937,993   2,434,934      2,309,769
   Other                              3,868,508   3,479,279      3,242,999
 Interest expense                       692,675     675,103        601,026
 Cost of mortuary and cemetery
   lots and services                  1,766,532   1,889,944      1,907,416
                                    ----------- -----------    -----------

   Total benefits and expenses       15,325,516  15,026,509     13,766,553
                                   ------------ -----------    -----------

Earnings before income taxes          1,335,060   1,469,647        966,204
Income tax (expense) benefit (Note 8)  (302,218)   (388,100)         7,709
Minority interest in loss of subsidiary   6,917       1,994          1,127
                                     ---------- -----------    -----------
 Net earnings                        $1,039,759 $ 1,083,541    $   975,040
                                     ========== ===========    ===========

Earnings per share                        $0.31       $0.35          $0.33
                                     ========== ===========    ===========

See accompanying notes to consolidated financial statements.


              SECURITY NATIONAL FINANCIAL CORPORATION
                        AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity

                                          Year Ended December 31,
                                         -------------------------
                                     1994          1993           1992
                                   -------        ------         ------
Common Stock Class A:
   Beginning of year            $ 6,645,636   $ 6,313,216    $ 6,032,150
   Stock dividend (5%)              338,922       315,686        303,292
   Conversion Class C to
    Class A                           2,090        17,622         23,364
   Tender Offer                      --             1,320        (45,590)
   Surrendered certificates          --            (2,208)          --
   Stock Issued                     130,166         --              --
                                -----------   -----------    -----------
   End of Year                  $ 7,116,814   $ 6,645,636    $ 6,312,216
                                -----------   -----------    -----------
Common Stock Class C:
   Beginning of year            $   868,766   $   845,259    $   829,091
   Stock dividend (5%)               43,343        41,015         40,613
   Conversion Class C to
    Class A                          (2,091)      (17,624)       (23,416)
   Tender Offer                       --              116         (1,029)
                                -----------   -----------    -----------
   End of year                  $   910,018   $   868,766    $   845,259
                                -----------   -----------    ------------

Additional paid-in capital:
   Beginning of year            $ 6,726,614   $ 6,611,989    $ 6,577,817
   Stock dividend (5%)              382,280       112,141         42,988
   Conversion Class C to Class A          1             2             52
   Tender Offer                      --               274         (8,868)
   Surrendered certificates          --             2,208          --
   Stock Issued                     105,166          --            --
                                -----------   -----------    -----------
   End of year                  $ 7,214,061   $ 6,726,614    $ 6,611,989
                                -----------   ------------   -----------
Unrealized appreciation
 of investments:
   Beginning of year            $   352,412   $   228,803    $   280,201
   Change in unrealized
       appreciation                (130,622)      123,609        (51,398)
                                -----------   -----------    -----------
   End of year                  $   221,790   $   352,412    $   228,803
                                -----------   -----------    -----------

Retained earnings:
   Beginning of year            $ 5,879,476   $ 5,264,777    $ 4,676,630
   Net earnings                   1,039,759     1,083,541        975,040
   Stock dividend (5%)             (764,541)     (468,842)      (386,893)
                                -----------   -----------    -----------
   End of year                  $ 6,154,694   $ 5,879,476    $ 5,264,777
                                -----------   -----------    -----------

Treasury stock (at cost):
   Beginning of year            $(1,638,832)  $(1,638,832)   $(1,563,406)
   Cost of treasury shares
       acquired                      --            --            (75,426)
                                -----------   -----------    -----------
   End of year                  $(1,638,832)  $(1,638,832)   $(1,638,832)
                                -----------   -----------    -----------

   Stockholders' equity         $19,978,545   $18,834,072    $17,625,212
                                ===========   ===========    ===========

See accompanying notes to consolidated financial statements.


               SECURITY NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES

               Consolidated Statements of Cash Flows

                                             Year Ended December 31,
                                             ----------------------

                                         1994           1993        1992
                                        -----          -----       -----
Cash flows from operating activities:
  Net earnings                     $1,039,759     $1,083,541     $975,040
  Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
      Net realized gain on sale
        of investments               (383,637)      (751,511)    (440,986)
      Depreciation                    565,777        557,558      438,582
      Provision for losses on
        accounts and loans
        receivable                     79,752        101,803      142,000
      Amortization of goodwill,
        premiums, and discounts       (28,632)       (47,101)     (80,057)
      Deferred taxes payable          302,218        388,100       (7,709)
      Policy acquisition costs
        deferred                     (585,576)      (893,777)    (796,971)
      Policy acquisition costs
        amortized                     766,658        943,387      728,873
  Change in assets and liabilities
   net of effects from purchase
   of subsidiaries:
      Land and improvements held
        for sale                      454,707         40,027     (572,322)
      Future life and other
        benefits                    1,437,243      1,798,544    1,396,783
      Other operating assets and
        liabilities                   567,730        244,191    1,795,151
                                  -----------    -----------  -----------
         Net cash provided by
           operating activities     4,215,999      3,464,762    3,578,384

Cash flows from investing activities:
  Securities held to maturity:
      Purchases - fixed maturity
        securities                 (9,242,105)    (4,028,098)  (2,720,309)
      Calls and maturities -
        fixed maturity securities   1,989,244     10,116,298    6,685,900
  Securities available for sale:
      Purchases - equity securities  (209,275)      (376,005)     (97,939)
      Sales - equity securities       235,484        266,921      440,611
  Net purchases and sales of
    short-term investments and
    restricted assets of
    cemeteries and mortuaries       5,993,773     (4,188,525)  (2,877,376)
  Mortgage and other loans made   (26,364,641)   (14,508,184)  (1,999,503)
  Payments received for mortgage
    and other loans                22,198,104     10,885,707    1,338,640
  Change in policy loans               20,032         (5,030)     107,805
  Purchases of property, plant,
    and equipment                  (1,545,167)      (178,229)    (200,883)
  Purchases of real estate           (147,837)    (2,629,918)    (493,940)
  Purchases of subsidiaries
    net of cash acquired           (5,008,708)         --             --
                                 ------------   ------------   ----------
          Net cash (used in)
           provided by investing
           activities             (12,081,096)    (4,645,063)     183,006

                SECURITY NATIONAL FINANCIAL CORPORATION
                          AND SUBSIDIARIES

            Consolidated Statements of Cash Flows (Continued)


                                               Years Ended December 31,
                                             --------------------------
                                      1994         1993          1992
                                     ------      -------        ------
Cash flows from financing
 activities:
   Net increase in annuity
    contracts                        980,635      1,460,956      1,623,054
   Repayment of notes and
    contracts
     payable                      (1,768,985)    (1,211,827)    (1,484,718)
   Proceeds from borrowings
     on notes and contracts
     payable                       3,883,272      1,640,953        572,390
   Purchase of treasury
     stock and stock tender
      offer                            --             1,710       (130,913)
                               ------------     -----------    -----------
   Net cash provided by
     financing activitie          3,094,922       1,891,792        579,813
                               ------------     -----------    -----------
Net increase (decrease) in cash  (4,770,175)        711,491      4,341,203

Cash at beginning of year         6,831,051       6,119,560      1,778,357
                               ------------     -----------    -----------
Cash at end of year            $  2,060,876     $ 6,831,051    $ 6,119,560
                               ============     ===========    ===========

                 SECURITY NATIIONAL FINANCIAL CORPORATION
                           AND SUBSIDIARIES

               Notes to Consolidated Financial Statements

              Years Ended December 31, 1994, 1993, and 1992


1) Significant Accounting Principles
- ------------------------------------
Basis of Presentation

Significant accounting policies followed by the Company are summarized below. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which, for the life insurance subsidiaries, differ from statutory accounting principles prescribed or permitted by regulatory authorities.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of Security National
Financial Corporation and its wholly-owned subsidiaries and their wholly-owned subsidiaries, except as noted, (the "Company") at December 31, 1994, as follows:

   Security National Life Insurance Company
   Capital Investors Life Insurance Company ("Capital
     Investors Life")
   Memorial Estates, Inc.
   Memorial Mortuary
   Evergreen Memorial Park (66 2/3% owned)
   Paradise Chapel Funeral Home
   California Memorial Estates, Inc.
   Cottonwood Mortuary, Inc.
      Deseret Memorial
      Holladay Cottonwood Memorial Foundation
   Holladay Memorial Park
   Sunset Funeral Home, Inc.
   Security National Mortgage Company

All significant intercompany transactions and accounts have been eliminated in consolidation.

Effective December 21, 1994, the Company purchased all of the outstanding shares of common stock of Capital
Investors Life for a total cost of $6,395,000 which included 40,000 shares of the Company's Class A Common
Stock valued at $160,000. The acquisition was accounted for using the purchase method. As a result of the acquisition Capital Investors Life was redomesticated to Utah on December 28, 1994. The assets and liabilities of Capital Investors Life have been included in the Company's balance sheet at December 31, 1994. The results of operations of Capital Investors Life were not included in the financial statements of the Company for the year ended December 31, 1994, since the effective date for accounting purposes was Decemeber 31, 1994.

The unaudited consolidated pro forma results of operations assuming consummation of the purchase as of January 1, 1993 are summarized as follows:

                                  Pro Forma
                            1994              1993
                           -----------------------
                            (In thousands except
                             earnings per share)

     Total Revenue           $19,601        $21,182
     Net earnings                477          2,286
     Earnings per share      $  0.14        $  0.70

                    SECURITY NATIONAL FINANCIAL CORPORATION
                              AND SUBSIDIARIES

The unaudited consolidated pro forma results of operations are not necessarily indicative of the results that would have occurred had the two companies been combined for the years presented nor of future results of operations.

Effective January 10, 1994, the Company purchased all of the outstanding shares of common stock of Camelback
Sunset Funeral Home for a total cost of $78,427 which included 25,000 shares of the Company's Class A Common
Stock valued at $75,000. The acquisition was accounted for using the purchase method. The assets, liabilities, and equity of Camelback Sunset Funeral Home have been included in the Company's balance sheet at December 31, 1994. The results of operations of Camelback Sunset
Funeral Home for the twelve months ended December 31, 1994, were included in the consolidated financial statements of the Company.

Investments

Statement of Financial Accounting Standards ("SFAS") No.
115, "Accounting for Certain Investments in Debt and
Equity Securities", was adopted by the Company as of January 1, 1994. In accordance with SFAS No. 115, the
Company's prior-year financial statements have not been restated to reflect the change in accounting principle.
Under SFAS No. 115, securities are classified as available-for-sale, held-to-maturity, or trading. The
Company has the ability and intent to hold to maturity its fixed maturity investments and, accordingly, has classified all of its fixed maturities security portfolio as "held-to-maturity". Equity securities have been classified as "available for sale". Securities classified as available for sale are carried at fair value and unrealized gains and losses on such securities are reported as a separate component of stockholders' equity.
Securities classified as held-to-maturity are carried at cost. Because the Company classified their entire fixed maturity portfolio as held to maturity there was no effect on stockholders' equity as a result of the adoption. With respect to 1992 and 1993, SFAS No. 115 was not adopted and, therefore, the investments were not actually "held-to-maturity", and "available for sale" but were rather held for investment and actively managed, respectively.

Investments are shown on the following basis:

Fixed maturity securities held to maturity - at cost,
- ------------------------------------------
adjusted for amortization of premium or accretion of discount. Although the Company has the ability and intent to hold these investments to maturity, there could occur infrequent and unusual conditions in which it would sell certain of these securities. Those conditions would include unforeseen changes in asset quality, significant changes in tax laws affecting the changes in regulatory capital requirements or permissible investments, at which time the carrying value is expected to be realized.

Equity securities available for sale - at fair value,
- ------------------------------------
which is based upon quoted trading prices. Changes in face values net of deferred income taxes are reported as

                    SECURITY NATIONAL FINANCIAL CORPORATION
                              AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

unrealized appreciation or depreciation directly to stockholders' equity and, accordingly have no effect on net income.

Mortgage loans on real estate - at unpaid principal
- -----------------------------
balances, adjusted for amortization of premium or accretion of discount, less allowance for possible losses.

Real estate - at cost, less accumulated depreciation
- -----------
provided on a straight-line basis over the estimated useful lives of the properties, and net of allowance for decline in value.

Policy and other loans - at the aggregate unpaid
- ----------------------
balances.

Short-term investments - consists of certificates of
- ----------------------
deposit and commercial paper, carried at cost which approximates fair value.

Restricted Assets of the Cemeteries and Mortuaries
- --------------------------------------------------
Consists of cash, mortgage loans, mutual funds which are carried at cost, fixed maturity securities at cost, adjusted for amortization of premium or accretion of discount and equity securities at fair value, which is based upon quoted trading prices.

Realized gains and losses on sales of investments
- -------------------------------------------------
Realized gains and losses on sales of investments, and declines in value considered to be other than temporary, are recognized in operations on the specific identification basis.

Recognition of Insurance Premiums

Premiums for traditional life insurance products, which include those products with fixed and guaranteed premiums and benefits and consist principally of whole life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies, are recognized as revenues when due from policyholders.
Revenues for interest sensitive insurance policies (which include interest sensitive life policies, deferred annuities and annuities without life contingencies) consist of policy charges for the cost of insurance, policy administration charges, and surrender charges assessed against policyholder account balances during the period.

Deferred Policy Acquisition Costs and Cost of Insurance
Acquired

Commissions and other costs, net of commission and expense allowances for reinsurance ceded, that vary with and are primarily related to the production of new and renewal insurance business have been deferred. Deferred policy acquisition costs for traditional life insurance are being amortized over the premium-paying period of the related policies using assumptions consistent with those

                       SECURITY NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements


used in computing policy benefit reserves. For interest sensitive insurance products, deferred policy acquisition costs are being amortized generally in proportion to the present value of expected gross profits from surrender charges and investment, mortality and expense margins.
This amortization is adjusted when estimates of current or future gross profits to be realized from a group of products are reevaluated.

Cost of insurance acquired is the present value of estimated future profits of the acquired business and is amortized similar to deferred policy acquisition costs.
These assets are stated at a cost of $3,488,383. The interest rate used to record the acquisition and to be used to amortize assets in future periods is approximately 9%. Amortization net of accrued interest is expected to approximate $502,000, $378,000, $377,000,
$365,000, and $305,000 for the years 1995, 1996, 1997,
1998, and 1999, respectively.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost.
Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets.

Policyholder Reserves and Policyholder Funds

The liabilities for future policy benefits for traditional life insurance are computed using a net level method, including assumptions as to investment yields, mortality, morbidity, withdrawals, and other assumptions based on the insurance subsidiaries' experience, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations.
Reserve interest assumptions are graded and range from 4.5% to 10%. Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity. The range of assumed interest rate for all traditional life and health insurance policy reserves was 4.5% to 9.1% in 1994, 4.5% to 9.2% in 1993, and 4.5% to 9.3% in 1992. Benefit reserves for traditional limited-payment life insurance policies include the deferred portion of the premiums received during the premium-paying period; those deferred premiums are recognized in income over the life of the policies.
Policy benefit claims are charged to expense in the period that the claims are incurred. All insurance-related benefits and expenses are reported net of reinsurance ceded.

Policy liabilities for interest sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for interest sensitive insurance products ranged from 4% to 6.25% in 1994, 4% to 7% in 1993, and 4% to 7.5% in 1992.

                       SECURITY NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements


Participating Insurance

Participating business constitutes 12%, 11%, and 10% of the life insurance in force, for 1994, 1993 and 1992 respectively. The provision for policyholders' dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined annually by the Board of Directors.

Reinsurance

The Company follows the procedure of reinsuring risks in excess of $50,000. The Company is liable for those amounts in the event the reinsurers are unable to pay their portion of the claims.

The Company has entered into a coinsurance agreement with an unaffiliated insurance company under which the Company assumed 100% of the risk for certain life insurance policies and certain other policy-related liabilities of the insurance company.

Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies are reported as a reduction of premium income. Expense allowances received in connection with reinsurance ceded are accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly.

Cemetery and Mortuary Operations

Land and improvements used in cemetery operations are stated at cost and charged to operations when sold based on the number of spaces available for sale. Mausoleum costs are charged to operations when sold based on the number of niches available for sale. Perpetual care is maintained on sold spaces as discussed in Note 7.

Certain cemetery products are sold on a pre-need basis.
Revenues from pre-need cemetery sales are recognized at the time of sale. Related costs required to establish the liability for estimated future costs of pre-need sales are also recorded at the time of sale. This liability relates to promised merchandise and funeral services and is increased or decreased each period as current costs change. A corresponding charge is made to operations. Certain mortuary products and services are also sold on a pre-need basis. Pre-need mortuary sales are fully reserved at the time of the sale. Revenue on pre-need mortuary services is recognized at the time the service is performed. Sales contracts average 6 years in duration. Through 1990, these contracts were non-interest bearing and the related receivables were discounted using current market rates. Resulting discount amounts are amortized into operations as other income over the terms of the contracts. Beginning in 1991, all pre-need sales contracts bear interest at 8%.

                    SECURITY NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

The Company is required to place specified amounts into restricted asset accounts for products sold on a pre-need basis. Income from assets placed in these restricted asset accounts are used to offset required increases to the estimated future liability. Management believes that amounts placed into these accounts are sufficient to fulfill all future pre-need contract obligations.

Revenues and costs for at-need sales are recorded when the services are performed.

The Company, through its mortuary and cemetery operations, provides a guaranteed funeral arrangement wherein a prospective customer can receive future goods and services at guaranteed prices. To accomplish this, the Company, through its life insurance operations, sells to the customer an increasing benefit life insurance policy that is assigned to the mortuaries. If at the time of need, the policyholder/potential mortuary customer utilizes one of the Company's facilities, the guaranteed funeral arrangement contract that has been assigned will provide the funeral goods and services at the contracted price. The increasing life insurance policy will cover the difference between the original contract prices and current prices. Risks may arise if the difference cannot be fully met by the life insurance policy. However, management believes that given current inflation rates and related price increases of goods and services, the risk of exposure is minimal.

Mortgage Operations

Mortgage company fee income is generated through the origination and refinancing of mortgage loans and is deferred until such loans are sold.

Excess of Cost Over Net Assets of Acquired Subsidiaries

Previous acquisitions have been accounted for as purchases under which assets acquired and liabilities assumed were recorded at their fair values. The excess of cost over net assets of acquired subsidiaries is being amortized over a range of fifteen to thirty years using the straight-line method. Accumulated amortization was $532,140 and $483,774 at December 31, 1994 and 1993.

Land and Improvements

Included in land and improvements for sale are certain costs amounting to $859,116 and $721,988 at December 31, 1994 and 1993, incurred to pursue the acquisition and development of certain cemetery property in the San Diego area. Deferral of these costs have been made pending successful acquisition and development of the property.
Acquisition of the property was completed subsequent to December 31, 1994.

Income Taxes

Federal income taxes include taxes currently payable plus deferred taxes related to the tax effect of temporary differences in the financial reporting basis and tax basis of assets and liabilities. Such temporary differences are related principally to the deferral of policy acquisition costs and the provision for future policy benefits in the insurance operations.

Earnings Per Common Share

Earnings per common share are based on the weighted average number of shares outstanding during the year after giving effect to the assumed conversion of Class C
Common Stock to Class A Common Stock, the acquisition of treasury stock, and the retroactive effect of stock dividends declared for each year presented. Outstanding stock options are not included in the computation when the effect is antidilutive. The weighted average number of shares are 3,476,544 in 1994, 3,245,899 in 1993 and
3,092,284 in 1992.

Reclassifications

Certain amounts in prior years have been reclassified to conform with the current year presentation.

New Accounting Standards

During 1993, the FASB issued Statement 114, "Accounting by Creditors for Impairment of a Loan" as amended in October 1994 by Statement 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition" which are effective for fiscal years beginning after December 15, 1994. The Company has not yet adopted these new standards; however, the effect on operations and stockholders' equity is not considered to be significant.

               SECURITY NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


2)  Investments
- ---------------
    The Company's investments in fixed maturity securities held to maturity and equity securities available for sale are summarized as follows:


                                               Gross       Gross     Estimated
                                 Amortized   Unrealized  Unrealized     Fair
December 31, 1994:                 Cost         Gains      Losses      Value
- -----------------               -----------  ----------  ----------  ---------
Fixed maturity securities
held to maturity
  U.S. Treasury securities
  and obligations of
  U.S. Government agencies   $10,146,365   $ 27,897  $  (228,438) $ 9,945,824

  Obligations of states
  and political subdivisions     194,913      7,744      (34,821)     167,836

  Corporate securities
  including public utilities  26,285,230    441,253     (728,611)  25,997,872

  Redeemable preferred stock     133,788     14,557      (33,837)     114,508
  Mortgage-backed securities   2,637,332       --       (167,892)   2,469,440
                             ----------- ----------  -----------  -----------
      Total                  $39,397,628 $  491,451  $(1,193,599) $38,695,480
                             =========== ==========  ===========  ===========
Equity securities
available for sale           $ 3,927,923 $  539,137  $  (317,347) $ 4,149,713
                             =========== ==========  ===========  ===========
December 31, 1993:
- -----------------
Fixed maturity securities
held to maturity
  U.S. Treasury securities
  and obligations of
  U.S. Government agencies   $ 2,785,898 $  141,872  $ (2,115)    $ 2,925,655

  Obligations of states
  and political subdivisions     223,863      1,267    (2,260)        222,870

  Corporate securities
  including public utilities   8,828,352    968,494  (221,427)      9,575,419

  Redeemable preferred stock     133,788     23,320   (25,208)        131,900
  Mortgage-backed securities       7,210       --       --              7,210
                             ----------- ---------- ---------     -----------
      Total                  $11,979,111 $1,134,953 $(251,010)    $12,863,054
                             =========== ========== =========     ===========
Equity securities
available for sale           $ 2,180,224 $  609,553 $(257,141)    $ 2,532,636
                             =========== ========== =========     ===========

The fair values for fixed maturity securities are based on quoted market prices, when available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market valule applicable to the coupon rate, credit and maturity of the investments. The fair values for the equity securities are based on quoted market prices.

            SECURITY NATIONAL FINANCIAL CORPORATION
                      AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of fixed maturity securities held to maturity at December 31, 1994, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Estimated
                                          Amortized        Fair
                                            Cost           Value
                                        -----------     ----------
   Due in 1995                          $   574,304    $   563,129
   Due in 1996 through 2000               5,663,111      5,513,929
   Due in 2001 through 2005              20,261,055     19,675,997
   Due after 2005                        10,128,038     10,358,477
   Mortgage backed securities             2,637,332      2,469,440
   Redeemable preferred stock               133,788        114,508
                                        -----------    -----------
                                        $39,397,628    $38,695,480
                                        ===========    ===========

The Company's realized gains and losses in investments and provisions for losses are summarized as follows:

                                 1994           1993        1992
                                ------         ------      ------
   Fixed maturity
      securities held
      to maturity
   Gross realized gains      $101,862       $662,434      $ 385,293
   Gross realized losses       (7,523)       (18,552)        (7,407)

   Equity securities
      available for sale
   Gross realized gains          --           54,482        222,601
   Gross realized losses         --         (106,038)       (18,801)

   Other assets               289,298        187,738          1,300
                            ---------      ---------      ---------
   Net realized gains         383,637        780,064        582,986
   Net provision for
      losses                    --           (28,553)      (142,000)
                            ---------      ---------      ---------
         Total               $383,637       $751,511      $ 440,986
                            =========      =========      =========

The change in unrealized appreciation of investments, as shown in the accompanying consolidated statements of stockholders' equity, relates entirely to equity securities for 1994, 1993, and 1992.

Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential and commercial loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. The Company has 95% of its mortgage loans in the state of Utah with one mortgage loan to Wasatch Land and Development which constitutes
26% of the total mortgage loan balance.

                  SECURITY NATIONAL FINANCIAL CORPORATION
                            AND SUBSIDIARIES
                Notes to Consolidated Financial Statements


Major categories of net investment income are as follows:

                                  1994         1993         1992
                                 -----       ------        ------
    Fixed maturity
       securities            $1,290,174    $1,333,251   $1,762,678
    Equity securities           137,283       135,110      149,759
    Mortgage loans
       on real estate         1,210,670       846,186      252,562
    Real estate               1,286,328     1,104,362      886,953
    Policy loans                102,995       101,826      101,555
    Other                       849,900       783,823      733,177
                             ----------    ----------   ----------
       Gross investment
       income                 4,877,350     4,304,558    3,886,684
    Investment expenses        (756,433)     (831,184)    (319,622)
                             ----------    ----------   ----------
    Net investment
       income                $4,120,917    $3,473,374   $3,567,062
                             ==========    ==========   ==========

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of approximately $515,000, $426,000 and $520,000 for 1994, 1993, and 1992, respectively.

Investment expenses consist primarily of depreciation, property taxes and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $3,907,432 at December 31, 1994 and $3,805,985 at December 31, 1993.

3)  Deferred Policy Acquisition Costs
- -------------------------------------
Information with regard to deferred policy acquisition costs are as follows:

                                  1994         1993         1992
                                 -----        -----        -----
Balance at
    beginning of year        $5,041,947    $5,091,557   $5,023,459
Acquisition
    costs deferred              585,576       893,777      796,971
Amortization charged
    to income                  (766,658)     (943,387)    (728,873)
                             ----------    ----------   ----------
Balance at end
    of year                  $4,860,865    $5,041,947   $5,091,557
                             ==========    ==========   ==========


4)    Property, Plant and Equipment
- -----------------------------------
The cost of property, plant and equipment and their corresponding estimated useful lives are summarized below:

                        Estimated            December 31,
                          Useful             -----------
                          Lives           1994           1993
                      -----------     ----------     ----------
Buildings             25-30 Years     $4,779,417     $3,587,330
Furniture and
    equipment          3-10 Years      2,594,801      2,189,875
Electronic data
    processing
    equipment             5 Years        451,561        205,711
                                      ----------     ----------
                                       7,825,779      5,982,916
Less accumulated
    depreciation                      (2,925,906)    (2,622,935)
                                     -----------    -----------
                                     $ 4,899,873    $ 3,359,981
                                     ===========    ===========

                    SECURITY NATIONAL FINANCIAL CORPORATION
                              AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                                               December 31,
                                              -------------
                                         1994                 1993
                                         -----                ------
5) Bank Loans Payable
- ---------------------
Bank loans payable are summarized as follows:

Prime rate plus 1/2% (8.5% at
 December 31, 1994) note
 payable in monthly
 installments of $36,420
 including principal and
 interest, collateralized by
 1,000,000 shares of Security
 National Life stock due
 December 1999.                        $2,859,177             --

Prime rate plus 1/2% (8.5% at
 December 31, 1994) note
 payable in monthly
 installments of $20,000,
 including principal and
 interest collateralized by
 stock of Security National
 Life, due July 1995,
 loan retired in 1994.                     --           $  528,022

One year treasury constant
 maturity plus 2.75% (6.04%
 at December 31, 1994) note
 payable in monthly
 installments of $6,000,
 including principal and
 interest, collateralized by
 real property, which book
 value is approximately
 $748,000 due October
 1999.                                    414,368          457,569

Prime plus 1/2% (8.5% at
 December 31, 1994) note
 payable in monthly
 installments of $4,580,
 including principal and
 interest, collateralized
 by real property due June
 1996, loan retired in
 1994.                                       --            356,594

Prime plus 1/2% (8.5% at
 December 31, 1994) note
 payable in monthly
 installments of $15,018,
 including principal and
 interest, collateralized
 by real property, which
 book value is approximately
 $1,440,000 due August 1997             1,907,453        1,939,104

                      SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

                                               December 31,
                                              ------------
                                         1994                 1993
                                        -----                -----
5) Bank Loans Payable (Continued)
- --------------------------------
Time deposit plus 2% (3.25%
 at December 31, 1994) note
 payable in monthly
 installments of $3,500,
 including principal and
 interest, collateralized
 by 75% of the unpaid face
 amount of the accounts
 receivable which are less
 than 60 days from payment
 date due March 2006                      297,004          326,241

Prime rate plus 1/2% (8.5% at
 December 31, 1994) note
 payable in monthly
 installments of $7,235
 including principal and
 interest collateralized
 by real property, which
 book value is approximately
 $1,136,000, due August
 1999.                                    575,200             --

Prime plus 1% (8.5% at
 December 31, 1994) note
 payable in monthly
 installments of $14,345,
 including principal and
 interest, collateralized
 by real property, which
 book value is approximately
 $2,258,000, due February
 2003                                   1,014,683        1,337,619

Other collateralized
   notes payable                          372,691          429,388
                                        ---------       ----------
 Total bank loans                       7,440,576        5,374,537

Less current installments                 532,707        1,022,398
                                        ---------       ----------
 Bank loans, excluding
   current installments                $6,907,869       $4,352,139
                                       ==========       ==========

See Note 6 for summary of maturities for subsequent years.

                                               December 31,
                                              -------------
                                         1994                 1993
                                        -----                 -----
6)  Notes and Contracts Payable
- -------------------------------
Notes and contracts payable are summarized as follows:

10% note payable in monthly
 installments of $17,551,
 including principal and
 interest, collateralized
 by a building, which book
 value is approximately
 $2,987,000, due December,
 1997                                  $1,506,318       $1,790,667

                   SECURITY NATIONAL FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


                                               December 31,
                                               ------------
                                         1994                 1993
                                        -----                ------
6)  Notes and Contracts Payable (Continued)
- -------------------------------
Due to former stockholders
 of Deseret Memorial, Inc.
 resulting from the
 acquisition of such entity.
 Amount represents the
 present value discounted
 at 8% of annuity payments
 ranging from $4,600 to
 $5,000 plus an index
 adjustment in the 7th
 through the 12th years,
 over a minimum period of
 20 years                                 696,670          700,759

Other notes payable                       565,558          228,872
                                       ----------       ----------
 Total notes and contracts              2,768,546        2,720,298
Less current installments                 141,643          111,912
                                       ----------       ----------
 Notes and contracts,
   excluding current
   installments                        $2,626,903       $2,608,386
                                       ==========       ==========

The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

     1995                     $   674,350
     1996                         688,329
     1997                       3,857,640
     1998                         554,011
     1999                       1,157,143
  Thereafter                    3,277,649
                              -----------
                              $10,209,122
                              ===========

Interest paid approximated interest expense in 1994, 1993 and 1992.

7)  Cemetery and Mortuary Endowment Care and Pre-need
- -----------------------------------------------------
    Merchandise Funds
    -----------------

Memorial owns and operates several endowment care cemeteries, for which it has established and maintains an endowment care fund. Per statutory requirement, Memorial records a liability to the fund of $14 for each space sold after 1979, $42 for spaces sold after July 1, 1983 and $50 for spaces sold after May 1, 1993. For each space sold in the mausoleum, $30 is recognized as a liability. Memorial is not required to transfer assets to the fund until the spaces are paid for. Memorial is not liable for any maintenance costs exceeding the stipulated statutory rate.

                         SECURITY NATIONAL FINANCIAL CORPORATION
                                   AND SUBISDIARIES
                       Notes to Consolidated Financial Statements


The liability to the endowment care fund is summarized as follows:

                                              December 31,
                                             -------------
                                           1994          1993
                                          -----          ----
Liability for spaces sold               $1,306,320   $1,240,912
Less assets in the fund                   (986,984)    (955,967)
                                        ----------   ----------
  Total due to fund (fully
      and not fully paid)               $  319,336   $  284,945
                                        ==========   ==========

Assets in the endowment care trust fund are summarized as follows:

                                              December 31,
                                             -------------
                                          1994           1993
                                         ------          ----
Cash                                  $870,127       $   834,420
Mutual funds                            19,927            19,458
Bonds, at cost                           1,000             6,159
Other common stock                      90,480            90,480
Preferred stock                          5,450             5,450
                                      --------       -----------
                                      $986,984       $   955,967
                                      ========       ===========

Marketable equity securities of the fund are carried at the lower of aggregate cost or market.

The Company has established and maintained certain restricted asset accounts to provide for future merchandise obligations incurred in connection with its pre-need sales. Investments in these restricted assets were $2,482,068 and $2,086,100 at December 31, 1994 and
1993, respectively.

In addition to the above mentioned assets, $286,990 of accounts receivable have been pledged to the restricted asset accounts. Memorial transfers assets to the restricted asset accounts as merchandise payments are received.

8)  Income Taxes
- ----------------
Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for
Income Taxes" after previously following SFAS No. 96.
Under SFAS No. 109 and SFAS No. 96, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
There were no changes to the accompanying financial statements by adopting SFAS No. 109.

                 SECURITY NATIONAL FINANCIAL CORPORATION
                           AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

Significant components of the Company's deferred tax liabilities and assets are approximately as follows:

                                  1994             1993
                                 -----             ----
                                     (In Thousands)
Assets
Future policy
  benefits                        $(47)            $(249)
Uncollected agents'
  balances                         (30)              (32)
Difference between
  book and tax basis
  of bonds                        (142)             --
Surplus notes                     (272)             --
Funds held under
  reinsurance treaty               (56)             --
Net operating
  loss carryforwards              (369)             --
Unearned premium
  discount                          (9)             --
                                 -----            ------
Total deferred
  tax assets                      (925)             (281)
                                 -----            ------

Liabilities
Deferred policy
  acquisition costs                304               466
Cost of insurance
  acquired                         453              --
Installment sales                  551               584
Depreciation                       889               370
Trusts                             286               164
Other                              314               267
                                ------             -----
Total deferred
  tax liabilities                2,797             1,851
                                ------            ------
Net deferred tax
  liability                     $1,872            $1,570
                                ======            ======

The Company's entire tax expense of $302,000, $388,000, and $8,000 in 1994, 1993, and 1992, respectively, consists solely of deferred expense for all three years.

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory rates is as follows:

                            1994            1993         1992
                            ----            ----         ----
                                       (In Thousands)
Computed expense at
  statutory rate             $454           $  500         $  335
Special deductions
  allowed small life
  insurance companies        (108)             (25)           (59)
Dividends received
  deduction                   (50)            (116)          --
Tax exempt interest            (4)            --             --
Capital loss                  --              --              (38)
Other, net                     10               29           (246)
                             ----           ------         ------
  Tax expense
     (benefit)               $302           $  388         $   (8)
                             ====           ======         ======

The other benefit recorded in 1992 of $246,000 primarily results from the re-estimation of deferred tax liabilities based upon the accumulation of identified temporary differences and applying the current effective tax rates with the resulting reduction in such deferred tax amounts being recorded in 1992 operations.

                SECURITY NATIONAL FINANCIAL CORPORATI0N
                          AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


A portion of the life insurance subsidiaries income earned prior to 1984 was not subject to current taxation but was accumulated for tax purposes, in a "policyholders' surplus account." Under provisions of the Internal Revenue Code, the policyholders' surplus account was frozen at its December 31, 1983 balance and will be taxed generally only when distributed. As of December 31, 1994, the policyholders' surplus accounts approximated $650,000 for Security National Life
Insurance Company and $3,365,000.

The non-insurance affiliates have tax operating loss carryforwards available to offset future taxable income amounting to approximately $905,000. Such losses will begin to expire if unused by 2002.

The insurance companies have remaining loss carry forwards for tax purposes of approximately $280,000 for Security National Life and $449,000 for Capital Investors
Life for a total of $729,000. Such losses will begin to expire if unused by 2008. Capital Investors Life's loss carryforward originated in a separate return limitation year.

The Company paid no income taxes in 1994, 1993, and 1992.

9) Reinsurance, Commitments and Contingencies
- --------------------------------------------
Security National Life follows the procedure of reinsuring risks in excess of a specified limit which was $50,000 at December 31, 1994. Security National Life is contingently liable for these amounts in the event such reinsurers are unable to pay their portion of the claims.
At December 31, 1994 and 1993, the contingent liabilities for such future policy benefits aggregated $5,798,680 and $82,030, respectively, all of which relate to life and accident and health insurance. These amounts pertain to insurance in force aggregating $35,073,111 and $16,396,117.

The Company has also assumed insurance from other companies (credit life and credit accident and health) having insurance in force amounting to $69,998,195 at December 31, 1994 and $135,558 at December 31, 1993.

The Company is a defendant in various legal actions arising from the normal conduct of business. Management believes that none of the actions will result in any liability materially in excess of the provisions that have been made.

The Company has committed to purchase cemetery property in the San Diego area. Acquisition of the property was completed subsequent to December 31, 1994.

10) Employee Stock Ownership Plan (ESOP)
- ---------------------------------------
The Company and its subsidiaries have a noncontributory
ESOP for all eligible employees. Eligible employees are primarily those with more than one year of service and who work in excess of 1,040 hours per year.
Contributions, which may be in cash or stock of the

                  SECURITY NATIONAL FINANCIAL CORPORATION
                            AND SUBSIDIARIES
                Notes to Consolidated Financial Statements


Company, are determined annually by the Board of Directors. The Company's contributions are allocated to eligible employees based on the ratio of each eligible employee's compensation to total compensation for all eligible employees during each year. ESOP contribution expense totaled $54,288, $146,039, and $139,619 for 1994,
1993, and 1992, respectively.  At December 31, 1994 the
ESOP held 553,365 shares of Class A and 472,716 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

11)  Capital Stock
- ------------------

The Company has two classes of common stock with shares outstanding, Class A and Class C. Class C shares vote share for share with the Class A shares on all matters except election of one-third of the directors who are elected solely by the Class A shares, but generally are entitled to a lower dividend participation rate. Class C is convertible into Class A at any time on a five to one ratio, however, the ability to convert Class A into Class
C is extremely limited.

Shareholders of both classes of common stock have received 5% stock dividends in 1994, 1993, 1992, 1991, and 1990, as authorized by the Company's Board of Directors. The Company has Class B Common Stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B Common Stock.

In 1987, the Company adopted the 1987 Incentive Stock
Option Plan (the 1987 Plan). The 1987 Plan provides that an aggregate of 285,000 shares of the Class A Common
Stock of the Company may be optioned to certain officers and key employees of the Company. The Plan establishes a Stock Option Plan Committee which selects the employees to whom the options will be granted and determines the price of the stock. The Plan establishes the minimum purchase price of the stock at an amount which is not less than 100% of the fair market value of the stock
(110% for employees owning more than 10% of the total combined voting power of all classes of stock). The Plan terminates ten years from its effective date and options granted are non-transferable. The Plan also includes a Stock Appreciation Right which permits the holder of the option to elect to receive cash, amounting to the difference between the option price and the fair market value of the stock at the time of the exercise, or a lesser amount of stock without payment, upon exercise of the option.

                   SECURITY NATIONAL FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


As of December 31, 1994, options to purchase an aggregate of 132,000 shares of Class A Common Stock have been granted under the 1987 Plan at the exercise prices indicated in the following table.


     Name of Individual
       or Identity of            1988                  1987
            Group            Option Shares         Option Shares
     ------------------      -------------         -------------
       Scott M. Quist          18,000(2)               29,000(1)

       All executive officers
       and key employee option
       recipients as a group
       (5 persons)             71,600                60,400
- -----------------------------------------------------------------
      (1) Exercisable at $3.65 per share
      (2) Exercisable at $3.25 per share

As of December 31, 1994, none of the options granted have been exercised or cancelled. All options are currently exercisable.

On December 10, 1992, the Company's Board of Directors
elected to make a Tender Offer to all shareholders of the
Company's Class A and Class C Common Stock with less than
twenty-five shares and ninety-five shares respectively.
The offering price was $2.38 cash for Class A Common
Stock and $.48 cash for Class C Common Stock for
shareholders' of record on January 15, 1993.   The
purpose of the Tender Offer was to reduce the high cost of servicing small shareholders and enable such shareholders to dispose of their shares without incurring odd lot transaction costs. The transaction has been reflected in the balance sheet as of December 31, 1992.

On June 21, 1993, the Board of Directors adopted the
Security National Financial Corporation 1993 Stock
Incentive Plan (the "1993 Plan"), which reserves 300,000 shares of Class A Common Stock for issuance thereunder.
The 1993 Plan was approved at the annual meeting of the stockholders held on June 21, 1993. The 1993 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress.

The 1993 Plan provides for the grant of options and the award or sale of stock to officers, directors, and employees of the Company. Both "incentive stock options," as defined under Section 422A of the Internal
Revenue Code of 1986 (the "Code"), and "non-qualified options" may be granted pursuant to the 1993 Plan. On
April 29, 1993, the Company granted options for 90,000 shares under the 1993 Plan to George R. Quist and William
C. Sargent.  Mr. Quist was granted options to purchase
50,000 shares of the Company's Class A Common Stock at an exercise price of $3.44 per share. Mr. Sargent was granted options to purchase 40,000 shares of Class A
Common Stock at an exercise price of $3.13 per share.
The exercise prices for the options granted are equal to or greater than the fair market value of the stock subject to such options as of the date of grant, as determined by the Company's Board of Directors. Of these recently granted options, 50% were exercisable on April
29, 1993 and the remaining 50% were exercisable on April
29, 1994.

                      SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     Notes to Consolidated Financial Corporation



The options granted on April 29, 1993, were to reward certain officers and key employees who have been employed by the Company for a number of years and to help the Company retain these officers by providing them with an additional incentive to contribute to the success of the Company.

The 1993 Plan is to be administered by the Board of Directors or by a committee designated by the Board. The terms of options granted or stock awards or sales effected under the 1993 Plan are to be determined by the Board of Directors or its committee. No options may be exercised for a term of more than ten years from the date of grant. Options intended as incentive stock options may be issued only to employees, and must meet certain conditions imposed by the code, including a requirement that the option exercise price be no less than the fair market value of the option shares on the date of grant.
The 1993 Plan provides that the exercise price for non-qualified options will be not less than at least 50% of the fair market value of the stock subject to such option as of the date of grant of such options, as determined by the Company's Board of Directors.

The 1993 Plan has a term of ten years. The Board of Directors may amend or terminate the 1993 Plan at any time.

12)  Statutory Financial Information
- ------------------------------------

The Company's insurance subsidiaries are domiciled in Utah and prepare their statutory basis financial statements in accordance with accounting practices prescribed or permitted by the Utah Insurance Department.
"Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National
Association of Insurance Commissioners ("NAIC").
"Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices.
Accordingly, that project, which is expected to be completed in 1996, will likely change, to some extent, prescribed statutory accounting practices, and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. Statutory net income and statutory stockholders' equity for Security National Life, which includes its subsidiary Capital Investors Life, as reported to state regulatory authorities, is presented below:

                                 1994            1993         1992
                                -----            ----        -----
Statutory net income
  (loss) for the years
   ended December 31           $701,985    $(380,271)    $  283,770

Statutory Stockholders
   Equity at December 31     $8,569,956    $7,499,128    $7,762,614

                 SECURITY NATIONAL FINANCIAL CORPORATION
                           AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

Generally, the net assets of Security National Life are available for transfer to the Company are limited to the amounts that Security National Life's net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements;
however, payments of such amounts as dividends may be subject to approval by regulatory authorities.

The Utah Insurance Department imposes minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, RBC, as defined by the NAIC.
Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action.

Each of the Company's insurance subsidiaries has a Ratio that is greater than 300% of the minimum RBC requirements; accordingly, the Company's subsidiaries meet the RBC requirements.

                       SECURITY NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements

13)  Business Segment Information
- ---------------------------------

The Company is principally involved in three segments: Life insurance and annuities, cemetery/mortuary operations and mortgages. The mortgage operations began in 1993.

The following schedules summarize segment information for the three segments and corporate activities for 1994, 1993, and 1992:

                                                                 1994
                                                                -----


                       Life                  Cemetery/
                    Insurance   Corporate    Mortuary   Mortgage  Consolidated
                    ---------   ---------    --------   --------  ------------
Revenues:
Net investment
  income          $ 3,582,518    $ 23,379 $   515,020  $    --      $ 4,120,917
Other revenues      5,077,914         171   6,291,109   1,170,465    12,539,659
                  -----------    -------- -----------  ----------   -----------
                    8,660,432      23,550   6,806,129   1,170,465    16,660,576

Expenses:
Death and other
  policy benefits   2,567,078       --          --          --        2,567,078
 Increase in future
  policy benefits   1,469,029       --          --          --        1,469,029
 Amortization of
  deferred policy
   acquisition costs  766,658       --          --          --          766,658
 General,
  administrative and
    other costs     3,126,598     228,604   6,073,846    1,093,703   10,522,751
                  -----------   ---------   ---------   ---------- ------------
                    7,929,363     228,604   6,073,846    1,093,703   15,325,516
                  -----------   ---------   ---------   ---------- ------------

Earnings before
  income taxes    $   731,069   $(205,054) $  732,283   $   76,762 $  1,335,060
                  ===========   =========  ==========   ========== ============
Identifiable
  assets          $81,962,820   $ 764,201 $20,573,980   $  457,256 $103,758,257
                  ===========   ========= ===========   ========== ============

                          SECURITY NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES
                        Notes to Consolidated Financial Statements


13)  Business Segment Information (Continued)
- --------------------------------------------

                                                        1993
                                                       -----

                        Life                 Cemetery/
                      Insurance  Corporate   Mortuary   Mortgage  Consolidated
                      ---------  ---------  ---------   --------  ------------
Revenues:
Net investment
 income              $3,059,424   $21,235   $  392,715   $   --     $ 3,473,374
Other revenues        5,588,015    35,964    6,610,771    788,032    13,022,782
                     ----------   -------   ----------   --------   -----------
                      8,647,439    57,199    7,003,486    788,032    16,496,156
                     ==========   =======   ==========   ========   ===========

Expenses:
  Death and other
    policy benefits  2,414,817      --         --           --        2,414,817
 Increase in future
    policy benefits  2,005,048      --         --           --        2,005,048
 Amortization of
   deferred policy
   acquisition costs   943,387      --         --           --          943,387
 General,
   administrative
    and other costs  2,763,250    28,559    6,216,203     655,245     9,663,257
                    ----------   -------   ----------    --------    ----------
                     8,126,502    28,559    6,216,203     655,245    15,026,509
                    ----------   -------   ----------    --------    ----------

Earnings before
  income taxes     $   520,937  $ 28,640  $   787,283    $132,787   $ 1,469,647
                   ===========  ========  ===========    ========   ===========
Identifiable
  assets           $55,240,540  $733,542  $19,463,228    $483,900   $75,921,210
                   ===========  ========  ===========    ========   ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


13)  Businesss Segment Information (Continued)
- ---------------------------------------------

                                              1992
                                              ----


                           Life                    Cemetery/
                         Insurance    Corporate    Mortuary      Consolidated
                         ---------    ---------    --------     --------------
Revenues:
Net investment
  income               $ 3,091,578   $  29,515   $  445,969      $ 3,567,062
Other revenues           5,088,469      35,302    6,041,924       11,165,695
                       -----------   ---------   ----------      -----------
                         8,180,047      64,817    6,487,893       14,732,757
                       -----------   ---------   ----------      -----------
Expenses:
 Death and other
  policy benefits       2,428,573        --          --           2,428,573
 Increase in future
  policy benefits       1,472,138        --          --           1,472,138
 Amortization of
  deferred policy
   acquisition costs      728,873        --          --             728,873
 General,
  administrative and
   other costs          2,492,851     495,570     6,148,548        9,136,969
                      -----------   ---------   -----------      -----------
                        7,122,435     495,570     6,148,548       13,766,553
                      -----------   ---------   -----------      -----------

Earnings before
  income taxes        $ 1,057,612   $(430,753)  $   339,345      $   966,204
                      ===========   =========   ===========      ===========
Identifiable assets   $50,865,114   $ 847,868   $18,841,871      $70,554,853
                      ===========   =========   ===========      ===========


                                                   Schedule I

               SECURITY NATIONAL FINANCIAL CORPORATION
                          AND SUBSIDIARIES
                       Summary of Investments
              Other than Investments in Related Parties



As of December 31, 1994:
- -----------------------

                                                          Amount at
                                                            Which
                                                            Shown
                                              Estimated    in the
Type of Investment                Amortized     Fair       Balance
- ------------------                  Cost        Value       Sheet
                                 ----------   ---------   ----------
Fixed maturity securities
  held to maturity:
Bonds:
  United States
    Government and
    government agencies
    and authorities             $10,146,365  $ 9,945,824   $10,146,365
  States,
    municipalities and
    political
      subdivisions                  194,913      167,836       194,913
  Mortgage backed
    securities                    2,637,332    2,469,440     2,637,332
  Public utilities                7,781,639    7,782,547     7,781,639
  All other corporate            18,503,591   18,215,325    18,503,591
Redeemable preferred
   stocks                           133,788      114,508       133,788
                                -----------  -----------   -----------
  Total                         $39,397,628  $38,695,480   $39,397,628
                                ===========  ===========   ===========
Equity securities,
  available for sale:
  Common Stocks:
    Public utilities                297,202      347,146       347,146
    Banks, trusts and
      insurance
      companies                     116,090      175,285       175,285
    Industrial,
      miscellaneous
      and all other               3,011,812    3,076,995     3,076,995
  Nonredeemable
    preferred stocks                502,819      550,287       550,287
                                -----------   ----------    ----------
    Total                         3,927,923    4,149,713     4,149,713
                                -----------   ----------    ----------

Mortgage loans on
  real estate                    14,681,293                  14,681,293
Real estate                       7,586,650                   7,586,650
Policy loans                      2,670,989                   2,670,989
Other investments                 4,690,630                   4,690,630
                                -----------                 -----------
  Total investments             $72,955,113                 $73,176,903
                                ===========                 ===========


                                                    Schedule II

               SECURITY NATIONAL FINANCIAL CORPORATION
                        (Parent Company Only)

                           Balance Sheets


                                            December 31,
                                            ------------
Assets:                                 1994           1993
- ------                                 -----          ------
Short-term investments               $660,405        $721,886

Cash (outstanding checks in
   excess of deposits)                 39,041          (8,959)

Investment in affiliates,
   at equity                       22,162,208      18,070,321

Receivables:
Receivable from affiliates          1,453,570       1,408,569
   Other                               16,585          18,040
                                  -----------     -----------
      Total receivables             1,470,155       1,426,609

Property, plant and
   equipment, at cost,
   net of accumulated
   depreciation of $262,594
   for 1994 and $258,216
   for 1993                            50,815           2,351

Other assets                               54          76,824
                                  -----------     -----------
   Total assets                   $24,382,678     $20,289,032
                                  ===========     ===========


See accompanying notes to parent company only financial statements.

                                 Schedule II, Continued)

               SECURITY NATIONAL FINANCIAL CORPORATION
                        (Parent Company Only)

                     Balance Sheets (Continued)

                                            December 31,
                                            -----------
                                        1994           1993
                                       ------          ----
Liabilities:
- -----------
Bank loans payable (note 1):
   Current installments            $  187,316      $  213,656
   Long-term                        2,671,861         314,367

Notes and contracts payable
   (note 2):
   Current installments                   425             425
   Long-term                           55,353          55,353

Advances from affiliated
   companies (note 3)                 947,936         454,591

Accounts payable and
   accrued expenses                    20,203          75,171

Other liabilities                     394,675         308,255

Income Taxes                          126,364          33,142
                                   ----------      ----------
   Total liabilities                4,404,133       1,454,960
                                   ----------      ----------

Stockholders' equity:
- ---------------------
Common Stock
  Class A:  $2 par value
     Authorized 10,000,000
     shares, issued
     3,558,406 shares in
     1994 and 3,322,818
     shares in 1993                $7,116,814      $6,645,636
  Class C:  $0.40 par
     value Authorized
     7,500,000 shares,
     issued 2,275,045
     shares in 1994
     and 2,171,915
     shares in 1993                   910,018         868,766

   Paid-in capital                  7,214,061       6,726,614
Unrealized appreciation
  of investments                      221,790         352,412
Retained earnings                   6,154,694       5,879,476
                                  -----------     -----------
                                   21,617,377      20,472,904
Treasury stock at cost
  (532,015 Class A
     shares and 24,281
  Class C shares
     in 1994; 506,677
  Class A shares and
     23,125 Class C shares
     in 1993, held
     by affiliated
     companies)                    (1,638,832)     (1,638,832)
                                  -----------     -----------
  Net Stockholders'
     Equity                        19,978,545      18,834,072
                                  -----------     -----------
  Total liabilities
     and Stockholders'
     equity                       $24,382,678     $20,289,032
                                  ===========     ===========

See accompanying notes to parent company only financial statements.

                                Schedule II, (Continued)

               SECURITY NATIONAL FINANCIAL CORPORATION
                        (Parent Company Only)

                       Statements of Earnings

                                      Year Ended December 31,
                                      -----------------------
                                    1994        1993        1992
                                  ------       ------      ------
Revenue:
   Net investment
      income              $   23,379      $  21,235      $ 29,515
   Realized loss on
      investments              --           (98,859)         --
   Other                     568,971        656,023       625,102
                          ----------      ---------      --------
      Total revenue          592,350        578,399       654,617
                          ----------      ---------      --------

Expenses:
   General and
      administrative
      expenses               209,500        (18,773)      423,013
   Interest expense           40,607         64,047       103,434
                          ----------    -----------     ---------
      Total expenses         250,107         45,274       526,447
                          ----------    -----------     ---------

Earnings before income
   taxes, and earnings
   of subsidiaries           342,243        533,125       128,170

Income tax expense           (93,222)          (500)         --

Equity in earnings of
   subsidiaries              790,738        550,916       846,870
                          ----------     ----------    ----------
   Net earnings           $1,039,759     $1,083,541    $  975,040
                          ==========     ==========    ==========



See accompanying notes to parent company only financial statements.

                                   Schedule II, (Continued)

                    SECURITY NATIONAL FINANCIAL CORPORATION
                             (Parent Company Only)
                           Statements of Cash Flows


                                             Year Ended December 31,
                                             -----------------------
                                        1994          1993          1992
                                       -----         -----         -----
Cash flows from
 operating activities:
   Net earnings                     $1,039,759     $1,083,541     $975,040
   Adjustments to
    reconcile net income
    to net cash provided
    by operating activities:
      Depreciation and
        amortization                     4,378          2,821       9,554
      Provision for loss on
        accounts receivable               --          (98,859)       --
      Gain on sale of investment
        to affiliate                      --         (121,898)       --
   Change in assets and liabilities:
      Undistributed earnings
        of affiliates                 (790,731)      (550,916)   (846,870)
      Accounts receivable              (43,546)        44,489    (211,074)
      Other assets                      76,770         19,533     192,736
      Accounts payable and
        accrued expenses               (54,968)      (119,140)     28,828
      Other liabilities                 86,420         58,262     148,991
      Income taxes                      93,222            500        --
                                     ---------     ----------    --------
Net cash provided by
  operating activities                 411,304        318,333     297,205

Cash flows from investing
 activities:
   Proceeds from sale of
      equity securities                  --           203,248          14
   Proceeds from sale of
      short term investments            61,485         54,652     100,113
   Investment in
      subsidiaries                  (3,196,446)      (147,451)    (40,085)
   Purchase of Property
      plant & equipment                (52,842)          --          --
                                  ------------      ---------    --------
Net cash provided by
  (used in) investing activities    (3,187,803)       110,449      60,042

Cash flows from financing
 activities:
   Proceeds from advances
      from affiliates                  493,345           --          --
   Payments of notes and
      contracts payable               (528,023)      (384,055)   (358,703)
   Proceeds from
      borrowings on notes
      and contracts payable          2,859,177          1,710     (55,487)
                                   -----------      ---------   ---------
Net cash provided by (used in)
  financing activities               2,824,499       (382,345)   (414,190)
                                   -----------      ---------   ---------
Net (Decrease)
  increase in cash                      48,000         46,437     (56,943)
Cash at beginning of year               (8,959)       (55,396)      1,547
                                   -----------     ----------   ---------
Cash at end of year                $    39,041     $   (8,959) $  (55,396)
                                   ===========     ==========  ==========

                                              Schedule II, (Continued)

                    SECURITY NATIONAL FINANCIAL CORPORATION

               Notes to Parent Company Only Financial Statements


(1) Bank Loans Payable
       Bank loans payable are summarized as follows:

                                                   December 31,
                                                  -------------
                                                 1994         1993
                                                -----         ----
    Prime rate plus 1/2% (8.5% at
       December 31, 1994) note
       payable in monthly
       installments of $36,420              $2,859,177     $528,023

    Less current installments                  187,316      213,656
                                            ----------     --------
    Bank loans, excluding
       current installments                 $2,671,861     $314,367
                                            ==========     ========

(2)  Notes and Contracts Payable
- --------------------------------
    Notes and contracts are summarized as follows:

                                                   December 31,
                                                  -------------
                                                 1994         1993
                                                 ----         ----
    12% notes payable to former
       stockholders of American
       Home Security Life Insurance
       Company, with interest payable
       semi-annually and total
       principal due April, 1989              $   425       $   425

    7 year notes due April 16, 1996,
       1/2% over U.S. Treasury
       6 month bill rate                       27,166        27,166

    10 year notes due April 16,
       1999, 1% over U.S.
       Treasury 6 month bill rate              28,187        28,187
                                              -------       -------
    Total notes and contracts                  55,778        55,778
    Less current installments                     425           425
                                              -------       -------
    Notes and contracts,
       excluding current
       installments                           $55,353       $55,353
                                              =======       =======

The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

       1995                      $  187,741
       1996                         232,053
       1997                         224,170
       1998                         245,130
       1999                         296,312
       Thereafter                 1,729,549
                                 ----------
                                 $2,914,955
                                 ==========

(3)  Advances from Affiliated Companies
- ---------------------------------------

                                                   December 31,
                                                  -------------
                                                 1994         1993
                                                 ----         ----
       Non-interest bearing advances
           from affiliates:

       Security National Life
           Insurance Company                  $454,491      $454,591
                                              --------      --------
                                              $454,591      $454,591
                                              ========      ========

(4)  Dividends
- --------------
       No dividends have been paid to the registrant for each of the last three years by any subsidiaries.

                                                      Schedule IV

                   SECURITY NATIONAL FINANCIAL CORPORATION
                             AND SUBSIDIARIES

                                Reinsurance

                                                                   Percentage
                                Ceded to      Assumed               of Amount
                     Gross        Other      from Other     Net     Assumed to
                     Amount     Companies     Companies    Amount      Net
                     ------     ---------    ----------    ------  ------------
1994
- ----
Life Insurance
 in force ($000)  $  366,522    $ 35,073      $69,998    $  401,447    .0299%
                  ==========    ========      =======    ==========   ======
Premiums:
Life Insurance     4,852,223     108,076        --        4,744,147      N/A
Accident and
 Health Insurance     15,403         957        --           14,446      N/A
                  ----------    --------    ---------    ----------    -----
   Total premiums $4,867,626    $109,033    $   --       $4,758,593      N/A
                  ==========    ========    =========    ==========    =====


1993
- ----
Life Insurance
 in force ($000)  $  310,260    $ 16,396    $  135       $  293,999   0.0459%
                  ==========    ========    ======       ==========   ======
Premiums:
Life Insurance    $4,855,633    $ 95,140        --       $4,760,493     N/A
Accident and
 Health Insurance     17,655       1,046        --           16,619     N/A
                  ----------    --------    -------      ----------    ----
Total premiums    $4,873,288    $ 96,186        --       $4,777,112     N/A
                  ==========    ========    =======      ==========    ====


1992
- ----
Life Insurance
 in force ($000)  $  318,737    $ 20,204    $  283       $  298,816     0.1%
                  ==========    ========    ======       ==========    ====
Premiums:
Life Insurance    $4,517,724    $ 46,007    $ (232)      $4,471,485     N/A
Accident and
 Health Insurance     23,432       1,440        (1)          21,991     N/A
                  ----------    --------    ------       ----------    ----
   Total premiums $4,541,156    $ 47,447    $ (233)      $4,493,476     N/A
                  ==========    ========    ======       ==========    ====

                                                        Schedule V

                 SECURITY NATIONAL FINANCIAL CORPORATION
                           AND SUBSIDIARIES
              Valuation and Qualifying Accounts and Reserves


                              Balance        Additions    Deductions,   Balance
                                at            Charged      Disposals      at
                             Beginning       to Costs         and       End of
                             of Year       and Expenses   Write-offs    Year
                            -----------     ------------   ----------   -------
For the Year Ended
  December 31, 1994
- -------------------
Accumulated depreciation
   on real estate           $1,000,113        $262,740      $ --     $1,262,853

Accumulated depreciation
  on property, plant
  and equipment              2,622,935         374,503       71,532   2,925,906

Allowance for doubtful
   accounts                  1,949,553          79,752      105,497   1,923,808

Allowance for doubtful
   loans                       158,553           --           --        158,553


For the Year Ended
  December 31, 1993
- --------------------
Accumulated depreciation
   on real estate           $  738,242       $261,871     $   --     $1,000,113

Accumulated depreciation
  on property, plant
  and equipment              2,327,249        295,686         --      2,622,935

Allowance for doubtful
  accounts                   2,931,025         73,250    1,054,722    1,949,553

Allowance for doubtful
  loans                        130,000         28,553         --        158,553

For the Year Ended
  December 31, 1992
- -------------------
Accumulated depreciation
   on real estate           $  673,833      $  94,474   $   30,065   $  738,242

Accumulated depreciation
   on property, plant
   and equipment             2,023,152        304,097         --      2,327,249

Allowance for doubtful
   accounts                   3,002,901         --           71,876   2,931,025

Allowance for doubtful
  loans                          --           130,000          --       130,000


Item 9.  Changes In and Disagreements with Accountants on
- ---------------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------
         None

                              PART III

Item 10. Directors and Executive Officers
- -----------------------------------------
         There is incorporated by reference herein information contained in the registrant's definitive proxy statement in connection with the Company's 1995 annual shareholders meeting.

Item 11. Executive Compensation
- -------------------------------
         There is incorporated by reference herein information contained in the registrant's definitive proxy statement in connection with the Company's 1995 annual shareholders meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

There is incorporated by reference herein information contained in the registrant's definitive proxy statement in connection with the Company's 1995 annual shareholders meeting.

Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------
There is incorporated by reference herein information contained in the registrant's definitive proxy statement in connection with the Company's 1995 annual shareholders meeting.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------------------------------------------------------------------------

(a)(1)(2) Financial Statements and Schedules
          ----------------------------------

       See "Index to Consolidated Financial Statements and Supplemental Schedules" under Item 8 above.

(a)(3)  Exhibits
        --------

       The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

Exhibit


   Table No          Document
   --------          --------
(a)(3)  Exhibits:
  3.A.    Articles of Restatement of Articles of
          Incorporation***

    B.    Bylaws*

  4.A.    Specimen Class A Stock Certificate*

    B.    Specimen Class C Stock Certificate*

    C.    Specimen Preferred Stock Certificate and
          Certificate of Designation of Preferred Stock*

   9.     Not applicable

  10.     A.  Employment Agreement with George R. Quist*

          B.  Restated and Amended Employee Stock Ownership
              Plan and Trust Agreement*

          C.  Deferred Compensation Agreement with George
              R. Quist**

          D.  1993 Stock Option Plan***

          E.  Articles of Incorporation of Security
              National Mortgage Company***

          F.  Bylaws of Security National Mortgage
              Company***

          G.  Stock and Real Estate Purchase Agreement with
              Sunset Funeral Homes, Inc. and Chandler O.
              Hassett***

          H. Warranty Deed with Chandler O. Hassett and the Estate of Mary M. Hassett re Sunset
              Funeral Homes, Inc.***

          I.  Deed of Release and Full Reconveyance with
              Chandler O. Hassett and the Estate of Mary M.
              Hassett re Sunset Funeral Homes, Inc.***

          J. Loan and Trust Deed Participation Agreement with the Capson Family***

          K.  Promissory Note with University Partners,
              Ltd.***

          L.  Trust Deed with Assignment of Rents with
              University Partners, Ltd.***

          M.  Promissory Note with Bruce Manka***

          N. Utah Deed of Trust with Assignment of Rents with Key Bank of Utah***

          O. Assignment of Leases, Rents and Contracts with Key Bank of Utah.***

          P.  Purchase and Sale Agreement with Aetna Life
              Insurance Company***

          Q.  Promissory Note with Bear Lake West, Inc.
              II***

          R. Security Agreement and Security Assignment with Bear Lake West, Inc. II***

          S.  Promissory Note with 300 West Associates***

          T.  Loan Agreement with 300 West Associates***

          U.  Trust Deed with Assignment of Rents with 300
              West Associates***

          V.  Promissory Note with Parrish Lane Townhomes,
              L.C.***

          W.  Trust Deed with Assignment of Rents with
              Parrish Lane Townhomes, L.C. as Trustor***

          X.  Promissory Note with Margin Properties,
              Diamond Rental Centers, Inc., Lorin R.
              Winegar and Maun T. Peterson***

          Y.  Loan Agreement with Margin Properties,
              Diamond Rental Centers, Inc., Lorin R.
              Winegar and Maun T. Peterson***

          Z.  Stock Purchase Agreement with Capital
              Investors Life Insurance Company and Suncoast
              Financial Corporation****

          AA.  Profit Sharing Agreement with Suncoast
               Financial Corporation*****

          BB.  Service Agreement with Suncoast Financial
               Corporation*****

          CC.  Promissory Note with Key Bank of Utah*****

          DD.  Loan and Security Agreement with Key Bank of
               Utah*****

          EE.  General Pledge Agreement with Key Bank of
               Utah*****

          FF.  Purchase and Sale Agreement with Escrow
               Instructions with the Carter Family Trust and the Leonard M. Smith Family Trust

          GG. Note Secured by Purchase Price Deed of Trust and Assignment of Rents with the Carter
               Family Trust and the Leonard M. Smith Family
               Trust

          HH. Deed of Trust and Assignment of Rents with the Carter Family Trust and the Leonard M.
               Smith Family Trust

          II.  Stock Insurance Agreement with Greer-Wilson
               Funeral Home, Inc. and Page E. Greer

          JJ.  Promissory Note with Page E. and Patricia R.
               Greer

  11.     Statement Re:  Computation of Per-share Earnings

  12.     Not applicable

  13.     Not applicable

  18.     Not applicable

  19.     Not applicable

  22.     Subsidiaries of the Registrant

  23.     Not applicable

  24.     Not applicable

  25.     Not applicable

       *Incorporated by reference from Registration
       Statement on Form S-1, as filed on June 29, 1987.

       **Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989.

       ***Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994.

       ****Incorporated by reference from Report on Form
       8-K, as filed on November 2, 1994.

       *****Incorporated by reference from Report on Form
       8-K as filed on February 24, 1995.

  (b)     Reports on Form 8-K:

       The Company filed a report on Form 8-K with the Securities and Exchange Commission on November 2,
       1994.  The report supplied information under
       Section 2 thereof, captioned "Acquisition or Disposition of Assets," which was related to the acquisition of Capital Investors Life Insurance
       Company.

                         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             SECURITY NATIONAL FINANCIAL CORPORATION



Dated:  April 13, 1995              By: George R. Quist,
                                        Chairman of the Board,
                                        President and Chief
                                        Executive Officer



Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated:



             SIGNATURE            TITLE              DATE



George R. Quist        Chairman of the            April 13, 1995
                       Board, President and
                       Chief Executive Officer

Scott M. Quist         (Principal Executive       April 13, 1995
                       Officer) First Vice
                       President, General
                       Counsel, Treasurer
                       and Director (Principal
                       Accounting Officer)

William C. Sargent     Senior Vice President,     April 13, 1995
                       Secretary and Director


Charles L. Crittenden   Director                  April 13, 1995



Sherman B. Lowe        Director                   April 13, 1995



R.A.F. McCormick       Director                   April 13, 1995



Richard E. Myers       Director                   April 13, 1995



W. Lowell Steen        Director                   April 13, 1995



Nathan H. Wagstaff     Director                   April 13, 1995

            SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                      FORM 10-K
              Year Ended December 31, 1994

          SECURITY NATIONAL FINANCIAL CORPORATION
               Commission   File No. 0-9341

                     E X H I B I T S

                      Exhibit Index



Exhibit No.                  Document Name
- -----------                 ---------------
94.10-FF      Purchase and Sale Agreement with Escrow
              Instructions with the Carter Family Trust and
              the Leonard M. Smith Family Trust

94.10-GG      Note Secured by Purchase Price Deed of Trust and
              Assignment of Rents with the Carter Family Trust and the Leonard M. Smith Family Trust

94.10-HH Deed of Trust and Assignment of Rents with the Carter Family Trust and the Leonard M. Smith
              Family Trust

94.10-II      Stock Insurance Agreement with Greer-Wilson
              Funeral Home, Inc. and Page E. Greer

94.10-JJ      Promissory Note with Page E. and Patricia R.
              Greer

94.11         Statement Re:  Computation of Per-share Earnings

                                94.10-FF
          Purchase and Sale Agreement with Escrow Instructions with the Carter Family Trust and the Leonard M. Smith
                              Family Trust

                       PURCHASE AND SALE AGREEMENT
                         AND ESCROW INSTRUCTIONS
                       ---------------------------

      THIS AGREEMENT, dated as of this ____ day of February, 1995, by and between:

      PAUL THOMAS CARTER and MAJEL L. CARTER, as Co-
      Trustees of the CARTER FAMILY TRUST U/D/T DATED
      MARCH 8, 1987; LEONARD M. SMITH and GRACE A.
      SMITH, as Co-Trustees of the LEONARD M. SMITH
      FAMILY TRUST DATED SEPTEMBER 23, 1988

(herein referred to as "Seller"), and

      CALIFORNIA MEMORIAL ESTATES, INC., a Utah corporation (herein referred to as "Buyer")

is entered into with reference to the recitals set forth in
Section 1 below and constitutes (a) a contract of purchase-and-sale between the parties; and (b) escrow instructions to Stewart Title Company of San Diego ("Escrow Agent"), the consent of which appears at the end hereof.

1.    RECITALS
      --------
      1.1     Ownership and Description.  Seller owns and
              -------------------------
holds the fee title to the real property described in Exhibit "A" attached hereto and depicted on Exhibit "B", attached hereto ("Property").

      1.2     Intention.  Buyer desires to purchase, and
              ---------
Seller desires to sell, the Property pursuant to the terms and conditions set forth in this Agreement.

      1.3     Regulatory Approvals.  Prior to entering into
              --------------------
this Agreement, Buyer has obtained discretionary approvals from the County of San Diego for development of the Property as a cemetery. During this process, Buyer has investigated and resolved numerous issues relating to the Property, including, but not limited to, the existence of sensitive biological habitat and the application of the Endangered Species Act and the California Environmental Quality Act, issues relating to archaeology, groundwater contamination, water supply, traffic, intensity of use, offsite mitigation, liquid waste disposal, and the ability to utilize the Property under the County of San Diego's Zoning Ordinance and Resource Protection Ordinance.

2.    AGREEMENT OF SALE
      -----------------
      2.1     Purchase Price.  Seller hereby agrees to sell,
              --------------
and Buyer hereby agrees to purchase, through escrow, the Property for a total purchase price of One Million One Hundred Sixty-Two Thousand Dollars ($1,162,000), subject to the terms and conditions set forth herein. The total purchase price shall be payable through escrow on or before the closing pursuant to the following summary:

              A.    Cash Down Payment to be deposited
                    in Escrow                         $  100,000.00

              B.    Deferred balance in the form of
                    an interest-bearing Promissory
                    Note secured by a Deed of Trust
                    as provided in Section 2.3       $1,062,000.00

      2.2     Deferred Balance Note.  The Deferred Balance
              ---------------------
Promissory Note referred to in Section 2.1.B. shall be in the form attached hereto as Exhibit "C" and shall be secured by a first Deed of Trust using title insurer's usual form encumbering the Property. The Deed of Trust shall contain acceleration provisions as provided in the Note.

3.    OPENING OF ESCROW
      -----------------
      Concurrent with the execution of this Agreement, Buyer and Seller shall cause an escrow for the purpose of the sale of the Property to be opened at Stewart Title Company of San Diego, 7676 Hazard Center Drive, San Diego, California 92108. This Agreement shall constitute escrow instructions.

4.    TITLE
      -----
      4.1     Grant Deed.  Seller shall convey title to Buyer
              ----------
by Grant Deed using Escrow Agent's usual form. Title shall be free of all monetary liens and encumbrances, except non-delinquent real property taxes, and subject only to such other matters as are allowed pursuant to Section 10.1.3.

      4.2     Preliminary Title Report.  Attached hereto as
              ------------------------
Exhibit "D" is Stewart Title Company's Preliminary Title Report No. 06-148597 (the "Report") for the Property showing the condition of title to the Property as of 7:30 a.m., December 1, 1994, which said Report is accepted and approved.

5.    CONDITIONS PRECEDENT AND COVENANTS
      ----------------------------------
      5.1     Conditions.  The close of escrow is subject to
              ----------
the following condition:

              5.1.1  Title Policy.  Escrow Agent is able to
procure the title policy as required in Section 10.1.3, subject only to (a) non-delinquent real property taxes and assessment; (2) Items 2 through 13 shown on Schedule B of the Report; and (3) any voluntary liens or encumbrances imposed by Buyer.

      5.2     Waiver of Conditions.  The foregoing condition
              --------------------
precedent may be waived, and if so waived, shall be of no further effect hereunder. Any such waiver shall be effective only if the same is
(a) in writing signed by Buyer and Seller; and (b) delivered to Escrow Agent on or before the date the waived condition is to be satisfied.

      5.3     Non-Satisfaction of Conditions.  In the event
              ------------------------------
the foregoing condition is neither satisfied nor waived within the time specified therefor, Buyer or Seller may terminate the escrow by written demand therefor delivered to the other party and Escrow Agent. The making of such demand shall be optional, not mandatory; no delay in the making of such demand shall affect the rights hereunder of the party making the same. In the event such demand is made:

             (a) Escrow Agent shall return to every party the funds and documents theretofore deposited by such party unless Escrow Agent decides (in its uncontrolled discretion) the protection of its interest requires otherwise; in which case Escrow Agent will interplead the deposited funds and documents in a court of competent jurisdiction.

              (b) Each party shall pay one-half (1/2) of Escrow Agent's fees and incurred expenses, if any. Said return of funds and/or documents shall not affect the right of Buyer to obtain the specific performance hereof or the demand of a party to recover from the other party for breach of this contract (including, but not limited to, recovery of any sums paid pursuant to the preceding sentence).

6.    OBLIGATIONS AND DISCLOSURES
      ---------------------------
      6.1     Escrow Non-Liability.  Escrow Agent shall have
              --------------------
no concern with or liability or responsibility for this Section.

      6.2     Investigation.  Buyer represents and warrants
              -------------
that it has conducted investigations and employed consultants as it has deemed necessary to investigate the Property to determine its suitability for the development. Buyer acknowledges that on or prior to the Closing Date, Buyer has, or will have, examined and approved all things concerning the Property which Buyer deems material to its purchase and the use, development and resale of the Property, including, but not limited to, topography, geology, condition of the soil, condition of title to the Property, availability and capacity of utilities and sanitary facilities including, without limitation, water, sewer, electricity, gas, telephone, cable television, suitability for intended use, feasibility of development, zoning, availability of fire and police protection, the possibility of moratoria, governmental land use regulations, and the feasibility and availability of building permits and other entitlements from any governmental agency for the development of the Property. Buyer understands and agrees that Seller does not, in any respect, guaranty, warrant or represent that any development of the Property will be permitted. Buyer shall accept the Property in an "as is, where is" condition. Buyer warrants and represents that Buyer is purchasing the Property solely in reliance on Buyer's own investigation. The representations and warranties contained in this Section 6.2 only extend to the representations and warranties made by Buyer and Seller, and not to other persons or business entities.

      6.3     Right of Entry.  During the term of the escrow,
              --------------
Buyer and its representatives, agents and independent contractors shall have the right to enter onto the Property for the purpose of obtaining any and all information regarding the Property as Buyer deems appropriate, including, but not by way of limitation, engineering and survey studies and soils tests. Buyer agrees to and does hereby hold Seller harmless from and against any loss, liability or damage resulting from the activities of Buyer, its representatives, agents and independent contractors, or anyone acting pursuant to authorization from Buyer, in relation to the Property, and from and against any mechanics' liens or claims of lien resulting therefrom; provided, however, that Buyer shall not be liable or responsible for damage to the Property which is reasonably necessary to the investigation of its physical characteristics, including soils tests and surveying. Buyer shall, however, at its sole cost and expense, return the Property as nearly as is practicable to its physical condition immediately prior to his activities thereon and shall repair any physical damage resulting from its activities thereon.

      6.4     Disclosure.  Seller hereby discloses that during
              ----------
its ownership a three (3) bedroom home on the Property was demolished and most of the debris hauled off the Property.
One small portion of the home, along with approximately six
(6) old cars, were flattened and bulldozed into a canyon and are visible. Seller further discloses that San Diego County may, at some future date, realign Dehesa Road, the route of which will go through the Property. Buyer shall satisfy itself as to this realignment, together with any and all utility services and the costs for obtaining such services for the Property. Seller further discloses that in 1989 Seller received notice of certain materials on the Property in the nature of toxic and hazardous waste. Hazardous Materials were discovered on the Property and the County of San Diego sent a notice to Seller to remove said Materials.
To the best of Seller's knowledge, all of such materials were removed from the Property and disposed of as provided by law.

      6.5     Right of Inquiry.  During the term of this
              ----------------
escrow, Buyer and its representatives, employees, agents and independent contractors shall have the right to (a) meet with all city, county, district and other governmental entities and agencies, and with all persons or other entities with whom Seller or others have contractual arrangements in connection with or relating to the Property;
(b) discuss with any such entities, agencies or persons the terms of this Agreement, the terms of any contractual arrangements between Seller and any such entity, agency or person and Buyer's proposed development of the Property; and
(c) make any applications to the California Department of Real Estate or any other governmental agency, provided the same will not, in the event escrow does not close, commit Seller or the Property to any matter so applied for.

      6.6     Hazardous Materials.  Except as provided in
              -------------------
Section 6.4, above, Seller warrants that it has no actual knowledge of the existence of Hazardous Materials on the Property. Buyer represents and warrants that prior to the Closing Date, Buyer shall exercise due diligence in investigating whether the Property contains any Hazardous Material. Buyer acknowledges that Buyer will have relied on its own examination, knowledge and expertise with respect to a toxic survey and its own investigation and survey of the Property with respect to Hazardous Materials.

      As a material inducement to Seller, without which Seller would not have agreed to sell the Property to Buyer on the terms set forth herein, Buyer, for itself and its partners, employees, agents, attorneys, shareholders, successors and assigns (collectively, "Releasing Parties"), hereby fully and forever releases Seller, and each of Seller's partners, employees, agents, attorneys, shareholders, successors and assigns ("Released Parties"), from any and all present or future liability, claims, demands, actions, causes of action and rights (contingent, accrued, inchoate, or otherwise) of any kind, whether currently known or not ("Claims"), which Buyer may have against any of the Released Parties, arising out of or connected in any way with the actual or alleged presence, use, generation, storage, transportation, release or discharge of Hazardous Materials on, beneath, above, or in the vicinity of the Property.

      Buyer waives and releases Seller from any and all present or future Claims it may have against the Released Parties arising under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), or any other federal, state or local law, whether statutory or common law, ordinance or regulation, pertaining to the presence, use, generation, storage, transportation, release, discharge, or cleanup (including paying the costs thereof) of Hazardous Materials on, beneath, above, or in the vicinity of the Property. In connection with the foregoing releases, Buyer expressly waives all rights and benefits under California Civil Code section 1542, which provides as follows:

      "A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor."

Buyer represents that it has had the opportunity to discuss the meaning and effect of this waiver with legal counsel.
Buyer warrants that this waiver is informed, knowing and voluntary.

      6.7     Additional Consideration.  Buyer and Seller
              ------------------------
acknowledge that as additional consideration for this Agreement, Buyer shall convey to Seller thirty-two (32) interment plots in the manner provided by law, without cost, and to Rob Hemingway sixteen (16) interment plots, without cost, for which Escrow Agent shall have no concern or liability. Such conveyances to be delivered to Seller and to Rob Hemingway not later than thirty (30) days after dedication of the Property for cemetery purposes, such plots to be selected based on the mutual agreement of Seller, Buyer and Rob Hemingway, respectively.

7.    SELLER'S DELIVERIES TO ESCROW
      -----------------------------
      Seller shall deliver to Escrow Agent, prior to the Closing Date, the Grant Deed on Escrow Agent's usual form, conveying the Property to Buyer, executed and acknowledged by Seller and/or such other persons as the title insurer may require in order to issue the title policy.

8.    BUYER'S DELIVERIES TO ESCROW
      ----------------------------
      Buyer shall deliver to Escrow Agent, prior to the Closing Date, the following: (a) cash pursuant to Section 2.1.A; (b) Deferred Balance Promissory Note; and (c) such sums as are necessary to pay Buyer's escrow and other charges pursuant to Section 11. All such documents shall be fully executed, and if to be recorded, shall also be acknowledged.

9.    CLOSE OF ESCROW
      ---------------
      Escrow shall close on or before February 3, 1995
("Closing Date"), as provided in this Agreement.

10.    THE CLOSING
      -----------
      10.1     Closing Procedure.  Escrow Agent shall close
               -----------------
the escrow by recording the following documents in the following order: (a) Grant Deed; (b) Deferred Balance Deed of Trust; (c) such other documents as may be necessary to procure the title policy; and (c) delivering funds and documents as set forth in the Section entitled "Escrow
Agent's Delivery of Funds and Documents" if, AND ONLY IF, each of the following conditions has been satisfied:

      10.1.1 Delivery of Funds and Instruments. All funds and instruments described in Sections 7 and 8 have been delivered to Escrow Agent.

      10.1.2 Satisfaction of Conditions. The condition set forth in Section 5.1.1 has been, or upon such closing shall be, satisfied or waived.

      10.1.3  Title Policy.  Escrow Agent has procured
Stewart Title Company of San Diego's CLTA policy of title insurance with liability in the amount of the Purchase
Price, insuring that fee title to the Property vests in Buyer, subject only to non-delinquent city and county general and special taxes, and the matters pursuant to
Section 5.1.1. Buyer shall have the option to specify the substitution of an ALTA policy instead of a CLTA policy by giving written notice to Seller and Escrow Agent, provided the same does not delay the close of escrow.

      10.2     Early Closing.  If all the conditions set forth
               -------------
in Sections 10.1.1 through 10.1.3 become satisfied at a date earlier than the Closing Date, Escrow Agent shall so close the escrow at such earlier date.

      10.3  Failure to Close - Termination.  If Escrow Agent
            ------------------------------
cannot close the escrow on or before the Closing Date, the escrow shall be terminated and Escrow Agent shall comply with Section 10.3.1.

      10.3.1 Procedure on Termination. In the event of such termination, (a) Escrow Agent shall return to each party the funds and documents deposited by such party, unless Escrow Agent decides (in its uncontrolled discretion) the protection of its interest requires otherwise; and
(b) each party shall pay one-half (1/2) of Escrow Agent's fees and incurred expenses, if any.

      10.3.2 Effect of Termination. Said return of funds and/or other documents shall not affect the right of Buyer to obtain the specific performance hereof, or the demanding party to recover against the other party for breach of this contract (including, but not limited to, recovery of any sums paid pursuant to Section 10.3.1).

11.   PRORATION, FEES AND COSTS
      -------------------------
      11.1  Taxes.  Escrow Agent will prorate (i.e.,
            -----
apportion) between the parties, in cash, to the close of escrow, only county, city and special district (if any) taxes, based on the latest information available to Escrow
Agent.

      Escrow Agent shall not be liable or responsible for the proration or collection of supplemental taxes, if any, assessed pursuant to Chapter 498 of Stats. 1983 of the State of California.

      11.2  Basis of Proration.  Prorations will be made on
            ------------------
the basis of a thirty (30) days month.

      11.3  Seller's Payment of Charges and Fees.  Seller
            ------------------------------------
will pay (a) county Documentary Transfer Tax, in the amount
Escrow Agent determines to be required by law; (b) the CLTA title policy premium; (c) one-half (1/2) of Escrow Agent's fee; (d) fees for beneficiaries' statements; (e) usual
Seller's document-drafting and recording charges; and
(f) user tax, if any.

      11.4  Buyer's Payment of Charges and Fees.  Buyer will
            -----------------------------------
pay (a) one-half (1/2) of Escrow Agent's fee; and (b) usual Buyer's document-drafting and recording charges. If Buyer elects to require an ALTA policy of title insurance, Buyer shall pay the difference in cost only between the cost of the CLTA policy title premium and the ALTA title policy premium.

12.   ESCROW AGENT'S DELIVERY OF FUNDS AND DOCUMENTS
      ----------------------------------------------
      12.1  Recordation of Documents.  Escrow Agent will
            ------------------------
cause the County Recorder of San Diego County to mail the Grant Deed (and each other document which is herein expressed to be, or by general usage is, recorded) after recordation to the grantee or beneficiary acquiring rights under said document.

      12.2  Delivery of Documents.  Escrow Agent will, at
            ---------------------
close of escrow, deliver by United States Mail (or will hold for personal pickup, if requested) each non-recorded document received hereunder by Escrow Agent to the payee acquiring rights under said document.

      12.3  Delivery of Funds.  Escrow Agent will, at the
            -----------------
close of escrow, deliver by United States Mail (or will hold for personal pickup, if requested) (a) to Seller, or order, any funds and documents Seller will be entitled to; and
(b) to Buyer, or order, any excess funds theretofore delivered to Escrow Agent or Buyer.

      12.4  Conformed Copies.  Escrow Agent will, following
            ----------------
the close of escrow, deliver to Buyer and Seller a copy (conformed to show recording date[s]) of the Grant Deed, and each document recorded to place title in the condition required by this Agreement.

      12.5  Tax Stamps.  Escrow Agent will, following the
            ----------
recording of the Grant Deed, place documentary transfer tax stamps on said Deed.

13.   SELLER'S WARRANTIES
      -------------------
      13.1  Authority.  Seller warrants that it has the
            ---------
authority to enter into this Agreement, and that it knows of no actions, claims, claims for possession, including adverse possession, or litigation pending concerning the Property as of the date of this Agreement. Seller will advise Buyer if it becomes aware of any such actions, claims, claims for possession, or litigation concerning the Property after the date of this Agreement.

      13.2  Notice of Violation.  Except as provided in
            -------------------
Section 6.4, Seller represents and warrants the following:
Seller has not received notice from any governmental agency of any uncured violation of law or governmental regulation affecting the Property, including those relating to Hazardous Materials; and there are no off-record leases, easements, encumbrances or claims affecting title, possession or use as to any part of the Property known to Seller.

      13.3  Consent to Cemetery Use.  Seller acknowledges
            -----------------------
that Buyer is purchasing the Property for the development of a cemetery, and that Buyer intends to dedicate the Property for cemetery purposes as provided for in Health and Safety Code section 8550, et seq. and sell interment plots. Seller hereby agrees and warrants that, provided Buyer is not in material default of this Agreement, Seller will consent to the dedication of the Property for cemetery purposes and will execute appropriate documents evidencing that consent if and when presented therewith by Buyer. Seller further consents to the immediate sale of interment plots by Buyer in the ordinary course of business, subject only to the limitation contained in the Promissory Note; provided, further, that payments shall be made so that at no time will the percent of the total purchase price paid, including a credit of $238,000, ever be less than 1.3 times the percentage of the total interment plots sold as of that time.

14.   BUYER'S WARRANTIES
      ------------------
      14.1  Authority.  Buyer warrants that it has the
            ---------
authority to enter into this Agreement.

      14.2  Completion of Pre-Closing Obligations.  To the
            -------------------------------------
extent that any of the pre-closing obligations set forth in
Section 8 have not been completed or performed prior to the close or consummation of this escrow, the same shall remain in full force and effect as post-closing obligations. In addition to the foregoing, Buyer shall not unreasonably withhold its approval or execution of any document required to effectuate the foregoing.

15.   SURVIVAL OF AGREEMENT
      ---------------------
      To the extent that they constitute an agreement between Seller and Buyer, the executory provisions of this Agreement and the covenants of Buyer to Seller and Seller to Buyer shall survive the close and consummation of this escrow and shall remain in full force and effect.

16.   ASSIGNMENT BY BUYER
      -------------------
      16.1  Seller's Approval Required.  Buyer shall not
            --------------------------
have the right or power to assign its rights hereunder without first having obtained Seller's written approval. Buyer, any such person or entity, or any such assignee, shall, in writing, request Seller's written approval of any proposed assignment, and such written request shall be accompanied by (a) financial statements of the proposed assignee, prepared by a certified public accountant in accordance with generally accepted accounting principles, so as to reflect the assignee's financial condition as of a date not earlier than three (3) months prior to the date of such written request; (b) a statement of the proposed assignee's development experience; (c) a written agreement executed by the assignee obligating the assignee to perform the assignor's obligations hereunder; and (d) the proposed agreement between Buyer and the assignee for the assignment of this Agreement. Any such assignment shall be null and void and of no effect unless it is accompanied by a written agreement executed by the assignee obligating the assignee to perform the assignor's obligations hereunder. Buyer shall, no later than five (5) days prior to the Closing Date, advise Escrow Agent and Seller of any such approved assignment or such assignment shall be null and void and of no effect. Approval of any one assignment shall not constitute a waiver of Seller's right to approve or disapprove any subsequent proposed assignment.

      16.2  Effect of Assignment.  In the event of any such
            --------------------
approved assignment, the assignee shall be and become obligated under the terms of this Agreement (i) the grantee of the Seller's Grant Deed; (ii) the insured under the title policy; (iii) the person(s) having the right or obligation to (a) deliver statements, (b) deliver documents, (c) give approvals, (d) waive conditions, or (e) make demands, all as may be permitted or required by this Agreement.

      16.3  Assignor's Liability.  No assignment of Buyer's
            --------------------
rights hereunder shall relieve the assignor of any of its obligations hereunder.

17.   REAL ESTATE COMMISSION
      ----------------------
      The parties acknowledge the existence of a separate
Real Estate Commission obligation as set forth in an agreement provided Escrow Company, the terms of which shall survive the Close of Escrow. As a matter of disclosure
LEONARD M. SMITH and GRACE A. SMITH are licensed California real estate Licensees. The parties acknowledge that L. M.
Smith Realty Associates is the broker exclusively repre-senting seller, and Golden Co./Rob Hemingway is the broker exclusively representing Buyer. Notwithstanding the above, Buyer warrants to Seller that the Buyer has incurred no obligation for a real estate broker's or salesman's commission by reason of this Agreement or the transaction contemplated hereby for which Seller would be liable.

18.   NOTICES
      -------
      Unless otherwise specifically provided herein, all notices, demands, or other communications given hereunder shall be in writing and shall be deemed delivered as of actual personal delivery, or except as to Escrow Agent who may use regular mail, as of the second business day after mailing by United States registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

      If to Seller, to:   Leonard M. Smith
              8807 Grossmont Boulevard
              La Mesa, CA  91941

      If to Buyer, to:   G. Robert Quist
              California Memorial Estates, Inc.
              5300 360 West, Suite 310
              Salt Lake City, UT  84123

      With a Copy to:   Scott M. Quist
              California Memorial Estates, Inc.
              5300 360 West, Suite 310
              Salt Lake City, UT  84123

              And: Randall A. Mackey, Esq.
              Mackey, Price & Williams
              170 S. Main Street, Suite 900
              Salt Lake City, UT  84101

      If to Escrow Agent, to:    Stewart Title Company of
              San Diego
              7676 Hazard Center Drive
              San Diego, CA  92108
              Attn: Juliette Martinez

or such other address, or to such other person, as any party shall designate to the others for such purpose in the manner hereinabove set forth.

19.   EXTENT OF ESCROW AGENT'S RESPONSIBILITY
      ---------------------------------------
      19.1  Escrow Agent Liability.  Escrow Agent shall not
            ----------------------
be liable for any of its acts or omissions unless the same shall constitute negligence or willful misconduct.

      19.2  Informing Parties.  Escrow Agent shall have no
            -----------------
obligation to inform any party of any other transaction or of facts within escrow Agent's knowledge, even though the same concerns the Property, provided such matters do not prevent Escrow Agent's compliance with this Agreement.

      19.3  Responsibility for Documents.  Escrow Agent
            ----------------------------
shall not be responsible for (a) the sufficient or correctness as to form or the validity of any document deposited with Escrow Agent; (b) the manner of execution of any such deposited document, unless such execution occurs in Escrow Agent's premises and under its supervision; or
(c) the identity, authority, or rights of any persons executing any document deposited with Escrow Agent.

      19.4  Conflicting Demands and Claims.  Should Escrow
            ------------------------------
Agent receive or become aware of conflicting demands or claims with respect to the escrow, the rights of any party hereto, or funds, documents, or property deposited with Escrow Agent, Escrow Agent shall have the right to discontinue any further acts until such conflict is resolved to its satisfaction, and it shall have the further right to commence or defend any action for the determination of such conflict. The parties shall, immediately after demand therefor by Escrow Agent, reimburse Escrow Agent (in such respective proportions as the court shall determine) any reasonable attorneys' fees and court costs incurred by Escrow Agent pursuant to this Paragraph.

20.   GENERAL PROVISIONS
      ------------------
      20.1  Gender.  The use herein of (a) the neuter gender
            ------
includes the masculine and the feminine; and (b) the singular number includes the plural, whenever the context so requires.

      20.2  Possession.  Escrow shall have no concern or
            ----------
liability for this matter.  Possession of the subject
Property will be delivered to Buyer as of the close of escrow.

      20.3  Good Faith.  Seller and Buyer agree to execute
            ----------
all such instruments and documents, and to take all actions as may be required in order to consummate the purchase and sale contemplated herein, and to use their best efforts to accomplish the close of this escrow in accordance with the provisions hereof.

      20.4  Captions/Counterparts.  Captions in this
            ---------------------
Agreement are inserted for convenience of reference only and do not define, describe or limit the scope or the intent of this Agreement, or any of the terms hereof. This Agreement may be executed in counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same instrument.

      20.5  Escrow Defined.  Whenever used in this
            --------------
Agreement, the term "Escrow" shall mean the Escrow created by this Agreement.

      20.6  Cash Defined.  Whenever used in this Agreement,
            ------------
the term"Cash" means currency, cashier's checks, or Federal
Funds wire transferred into Escrow Agent's bank account.

      20.7  Exhibits.  All exhibits referred to herein and
            --------
attached hereto are a part hereof.

      20.8  Entire Agreement.  Except for the additional
            ----------------
agreement referenced in Paragraphs 6.7 and 17, above, this Agreement contains the entire agreement between the parties relating to the transactions contemplated hereby, and all prior or contemporaneous agreements, understandings, representations and statements, oral or written, are merged herein.

      20.9  Modification.  No modification, waiver,
            ------------
amendment, discharge or change of this Agreement shall be valid unless the same is in writing and signed by the party against which the enforcement of such modification, waiver, amendment, discharge or change is or may be sought.

      20.10  Litigation.  In the event either party
             ----------
commences litigation relating to or arising out of this Agreement, including any action or proceeding for the judicial interpretation, enforcement or rescission hereof, the prevailing party shall be entitled to a judgment against the other for an amount including reasonable attorneys' fees and court and other costs incurred.

      20.11  Successors.  All terms of this Agreement shall
             ----------
be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective legal representatives, successors, assigns, trusts and beneficiaries thereof.

      20.12  Construction.  This Agreement shall be
             ------------
construed and enforced in accordance with the laws of the State of California.

      20.13  Survival.  All obligations referred to herein
             --------
to be performed at a time or times after the close of the escrow, and all warranties and representations contained herein, shall survive the close of the escrow and the delivery of Seller's Grant Deed.

      20.14  Time of Essence.  Time is of the essence of
             ---------------
this Agreement.

      20.15  Hazardous Materials.  "Hazardous Materials"
             -------------------
means flammable explosives, radioactive materials, hazardous wastes, petroleum products, toxic substances and related materials, including, but not limited to, those substances defined as "hazardous substances," "hazardous materials," or "toxic substances" in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, 42 U.S.C. section 9601, et seq.; the Hazardous Materials Transportation Act, 49 U.S.C. section 1801, et seq.; the Resource Conservation and Recovery Act, 42 U.S.C.
section 6901, et seq.; the California Hazardous Waste Control Act and the Carpenter-Presley-Tanner Hazardous Substance Account Act, California Health and Safety Code
section 25100, et seq., and section 25300, et seq.; the Safe Drinking Water and Toxic Enforcement Act, California Water Code Section 13000, et seq.; and in the regulations adopted and publications promulgated pursuant to all such federal and state laws.

      THIS AGREEMENT has been executed in San Diego, California, as of the date set forth at the beginning hereof.

              "SELLER"

              PAUL THOMAS CARTER and MAJEL L. CARTER,
              as Co-Trustees of the CARTER FAMILY
              TRUST U/D/T DATED MARCH 8, 1987;

              LEONARD M. SMITH and GRACE A. SMITH, as
              Co-Trustees of the LEONARD M. SMITH
              FAMILY TRUST DATED SEPTEMBER 23, 1988

              By:____________________________


              By:____________________________


              By:____________________________


              By:____________________________

              "BUYER"

              CALIFORNIA MEMORIAL ESTATES, INC.,
              a Utah corporation


              By:_____________________________
              SCOTT M. QUIST, First Vice President


              By:_____________________________
              WILLIAM C. SARGENT, Secretary

                                94.10-GG
              Note Secured by Purchase Price Deed of Trust
                 and Assignment of Rents with the Carter
           Family Trust and the Leonard M. Smith Family Trust

DO NOT DESTROY THIS NOTE. When paid, this Note, with Deed of Trust securing same, must be surrendered to Trustee for cancellation before reconveyance will be made.

              NOTE SECURED BY PURCHASE PRICE DEED OF TRUST
                                   AND
                           ASSIGNMENT OF RENTS

$1,062,000                            San Diego, California
                                      February 3, 1995

For value received, the undersigned promises to pay in installments as hereinafter stated to PAUL THOMAS CARTER and MAJEL L. CARTER, Co-Trustees of the CARTER FAMILY TRUST U/D/T DATED MARCH 8, 1987; LEONARD M. SMITH and GRACE A. SMITH, as Co-Trustees of the LEONARD M. SMITH FAMILY TRUST DATED SEPTEMBER 23, 1988, or order, at 8807 Grossmont Boulevard, Le Mesa, California 91941, or such other place as the holder thereof may from time to time direct payor in writing, the principal sum of One Million and Sixty-Two Thousand Dollars ($1,062,000), together with interest thereon, at the rate of Nine Percent (9%) per annum, and payable as hereinafter provided;

      Twelve (12) equal monthly payments of Five
      Thousand Dollars ($5,000) shall be made, which said payments shall be applied only to principal with the first payment due on March 3, 1994, and the remaining eleven (11) payments due on the 3rd of each of the next successive eleven (11) months.

      Thereafter, equal monthly payments of principal and interest shall be made in the amount of Ten
      Thousand Dollars ($10,000) per month with the first payment due on March 3, 1996, and continuing on the 3rd day of each successive month thereafter until the full amount of principal and interest is paid.

      Interest shall not accrue on any portion of the unpaid balance until February 3, 1996.

      A principal payment of One Hundred Thousand
      Dollars $100,000.00) is to be made on or before either (a) fifteen (15) days after the date the California Cemetery Board issues approval of Buyer's application for Certificate of Authority, or (b) February 3, 1996, whichever occurs first.

Notwithstanding the above, all accrued and unpaid interest and all unpaid principal shall be due and payable no later than the date by which seventy-five percent (75%) of all individual interment plots are sold.

The privilege is hereby reserved to make, at any time(s), without penalty or charge, additional principal payments.
Any additional principal payments paid shall be credited to the next following principal installment(s) due hereunder.

In the event of default in making any installments or payment required hereunder, the whole sum of principal and accrued interest shall, at the option of the holder hereof, and without necessity of notice or demand of any kind, be and become immediately due and payable.

Time is of the essence hereof. Principal and interest shall be due and payable in lawful money of the United States of America. Every party who is now or hereafter becomes liable for the payment of this Note waives diligence, presentment, protest, demand for payment, notice of protest, dishonor and notice of nonpayment of this Note, and expressly agrees that this Note, or any payment hereunder, may be extended from time to time, and consents to the acceptance of further security for this Note, all without in any way affecting the liability of any such party.

If the holder of this Note either (i) refers it to an attorney for collection, (ii) seeks legal advice following a default under this Note or under the Deed of Trust, or other security agreement(s) securing this Note, (iii) commences an action on this Note or the Deed of Trust or other security agreement(s) securing this Note, including, but not limited to, judicial or trustee's power-of-sale foreclosure, (iv) engages an attorney to appear in any judicial action or nonjudicial proceeding commenced by any person (a) in a federal bankruptcy proceeding brought by or against payor, or its successor in ownership of the property encumbered by the Deed of Trust securing this Note, (b) for condemnation of any part of the property so encumbered, (c) in connection with any state or federal tax lien claimed against the property so encumbered, or (d) involving mechanics' or materialmen's liens or stop notices claimed with respect to the property so encumbered, or (v) engages an attorney to enforce an assignment of rents on property mortgaged, pledges or otherwise, serving as security for this Note by the appointment of a receiver, or otherwise, then, in any of such events, the undersigned, and each person who assumes the obligations evidenced hereby or who becomes the owner of any security for this Note, promises to pay reasonable attorneys' fees for services performed by the holder's attorney, and all costs and expenses incurred incident to such engagement.

This Note is secured by a Purchase Price Deed of Trust and Assignment of Rents of even date herewith to Stewart Title
Company of San Diego, Trustee.

The Deed of Trust contains provisions for the acceleration of the Maturity Date hereof upon the occurrence of certain stated events, including, without limitation, any sale, transfer, hypothecation, assignment, whether voluntary, involuntary, or by operation of law, of all or any part of the property described in the Deed of Trust, or any interest in that property, other than the sale or transfer of individual interment plots occurring in the ordinary course of business, or other than as expressly permitted by Payee in writing.

CALIFORNIA MEMORIAL ESTATES, INC.
   a Utah corporation


By:  Scott M. Quist, First Vice President

                                94.10-HH
             Deed of Trust and Assignment of Rents with the
        Carter Family Trust and the Leonard M. Smith Family Trust

RECORDING REQUESTED BY


WHEN RECORDED,
PLEASE MAIL THIS INSTRUMENT TO:

Worley, Schwartz, Garfield & Rice
Attn:  Robert Rice, Esq.
401 "B" St.,
San Diego, CA 92101-4245
ESCROW NO  C1042883
TITLE NO   06-148596
- ------------------------------------------------------------------------------
APN:  512-110-03 & 06

      DEED OF TRUST AND ASSIGNMENT OF RENTS.

THIS DEED OF TRUST, made this 1st day of February, 1995, between CALIFORNIA MEMORIAL ESTATES, A UTAH CORPORATION herein called TRUSTOR, whose address is  5300 South 360
West, Salt Lake City, Utah 84123

STEWART TITLE COMPANY OF SAN DIEGO, a California
Corporation, herein called TRUSTEE and SEE RIDER ATTACHED

herein called BENEFICIARY:

Witnesseth: Trustor hereby grants to Trustee, in trust, with power of sale, all that real property in the County of San Diego, State of California, described as:

THE SOUTH HALF OF THE SOUTHWEST QUARTER, EXCEPT THE SOUTH 218 FEET THEREOF, AND THE NORTHEAST QUARTER OF THE SOUTHWEST QUARTER OF SECTION 9, TOWNSHIP 16 SOUTH, RANGE 1 EAST, SAN BERNADINO MERIDIAN, IN THE COUNTY OF SAN DIEGO STATE OF CALIFORNIA, ACCORDING TO THE OFFICIAL PLAT THEREOF

together with all appurtenances in which Trustor has any interest, including water rights benefiting said real property whether represented by shares of a company or otherwise: and,
FOR THE PURPOSE OF SECURING: (1) Performance of each agreement of Trustor incorporated by reference or contained herein: (2) payment of one promissory note of even date herewith made by Trustor, payable to Beneficiary, or order, in the principal sum of $1,062,000.00; (3) payment of such additional sums as may from time to time be hereafter borrowed from the Beneficiary or his successors in interest by the then record owner of said real property when evidenced by endorsement on the reverse side of the existing note or notes, or, by another promissory note or notes, with each additional advance denoted by endorsement on the Deed of Trust and each prior note.

To protect the security of this Deed of Trust, Trustor agrees by the execution and the delivery of this Deed of Trust, and the notes secured hereby that the provisions of Section A, including paragraphs 1 to 5 thereof, and the provisions of Section B, including paragraphs 1 to 9 thereof, of that certain Fictitious Deed of Trust recorded on November 22, 1972, as Document No. 313530 of Official Records, in the office of the County Recorder of San Diego County, California, shall be and they are hereby incorporated herein and made an integral part hereof for all purposes as fully as though set forth herein at length; and that the reference to lands, obligations, and parties in said provisions shall be construed to refer to the lands, obligations and parties set forth in this Deed of Trust. A copy of said provisions is printed on the reverse side of this Deed of Trust. Beneficiary or its agent may make such changes as is allowed by law for the furnishing of a Beneficiary's Statement showing the status of principal, interest, and payments due on the note secured hereby. The undersigned Trustor requests that a copy of any notice of default and any notice of sale hereunder be mailed to him at his address hereinafter set forth.

If the trustor shall sell, convey or alienate said property or any part thereof, or any interest therein, or shall be divested of his title or any interest herein in any manner or way, whether voluntarily or involuntarily, without the written consent of the beneficiary being first had and obtained, beneficiary shall have the right, at its option, to declare any indebtedness or obligation secured hereby, irrespective of or the maturity date specified in any note evidencing the same, immediately due and payable. Provided, however, that this acceleration provision shall not apply to the sale of interment plots in the ordinary course of
business.   Provided, further that the Note shall be fully
paid prior to 75% of all the interment plots being sold. Payment on the Note shall be made so that no time will the percentage of the total purchase price paid, including a credit of $238,000, ever be less than 1.3 times the percentage of the total interment plots sold as of that time.

Disbursements shall be deemed to be a portion of the expense of this Trust, and secured hereby, and Trustor agrees to pay immediately and without demand, all sums so expensed by Beneficiary or Trustee, with interest from date of expenditure at seven percent per annum.

IT IS MUTUALLY AGREED THAT:

(1) Should the property hereinbefore set forth ever become subject to any lien for the purpose of securing the payment of any taxes levied upon personal property of any kind or character other than household goods and furniture located in and/or situated on said real property above described, then the Beneficiary shall have, and is hereby given the right, to his option, to declare all sums secured hereby immediately due and payable.

(2) Any award of damages in connection with any condemnation for public use or injury to said property or any part thereof is hereby assigned, and shall be paid to

Beneficiary who may apply or release such moneys received by him in the same manner and with the same effect as above provided for disposition of proceeds of fire or other insurance.

(3) By accepting payment of any sum secured hereby after its due date, Beneficiary does not waive his right either to require prompt payment when due of all other sums so secured or to declare for failure so to pay.

(4) At any time, or from time to time, without liability therefor, and without notice, upon written request of Beneficiary and presentation of this Deed of Trust and the note or notes secured thereby for endorsement, and without affecting the personal liability of any person for payment of the indebtedness secured hereby, Trustee may reconvey any part of said property, and upon written request of Beneficiary, stating that all sums secured thereby have been paid, and upon surrender of this Deed of Trust and the note or notes secured thereby to the Trustee for cancellation and retention, and upon payment of its fees, Trustee shall reconvey without covenant or warranty, the property then held hereunder. The recitals in any such partial or full reconveyance of any matters or facts shall be conclusive proof of the truthfulness thereof. The grantee in any such reconveyance may be described as "the person or persons legally entitled thereto". Five years after issuance of a full reconveyance, Trustee may destroy said note and this Deed of Trust, unless directed in such request to retain them.

(5) Upon endorsement of this Deed of Trust and the note or notes secured thereby denoting any extension agreement; or any agreement; or any agreement subordinating the lien or charge of said Deed of Trust, or any agreement modifying the note or notes secured by said Deed of Trust; or the deeding of any easement on said property; or the making of any map or plat of said property; the consent and joinder of the Trustee in such subordination agreement, deed or map, shall not be required.

(6) Upon default by Trustor in payment of any indebtedness secured hereby or in performance of any agreement hereunder, Beneficiary may declare all sums secured hereby immediately due and payable by delivery to Trustee of written declaration of default and demand for sale and of written notice of default and of election to cause said property to be sold, which notice Trustee shall cause to be filed for record. Beneficiary also shall deposit with Trustee this Deed of Trust, said note and all documents evidencing expenditure secured hereby. After the lapse of such time as may then be required by law following the recordation of said notice of default, and notice of sale having been given as then required by law, Trustee, without demand on trustor, shall sell said property at the time and place fixed by it in said notice of sale, either as a whole or in separate parcels, and in such order as it may determine, at public auction to the highest bidder for cash in lawful money of the United

States, payable at the time of sale. Trustee may, from time to time, postpone the sale of all, or nay portion of said property by the publication, prior to the date of sale so advertised, of one notice of postponement in the same newspaper or newspapers in which the original notice of sale is so postponed, or is postponed in any other manner, or if the sale for any reason is not held within one year from the tie set for the first sale, the Trustee, at his election shall have the right to again give notice of sale as then required by law for an original sale. Trustee shall deliver to such purchaser its deed conveying the property so sold, but without any covenant or warranty, express or implied. The recitals in such deed of any matters or facts shall be conclusive proof of the truthfulness thereof. Any person, including Trustor, Trustee or Beneficiary as herein defined, may purchase at such sale.

After deducting all costs, fees and expenses of Trustee and of this Trust, including cost of title in connection with sale, Trustee shall apply the proceeds of sale to payment of all sums expended under the terms hereof, not then repaid, with accrued interest at seven percent per annum; all other sums then secured hereby; and the remainder, if any, to the person or persons legally entitled thereto.

(7) Beneficiary may from time to time, by instrument in writing, substitute a successor or successors to any Trustee named herein or acting hereunder; which instrument when executed, acknowledged and recorded in the office of the Recorder of the county or counties where said property is situated, shall be conclusive proof of proper substitution of such successor Trustee or Trustees, who shall, without conveyance from the Trustee predecessor, succeed to all its title, estate, rights, powers and duties. Said instrument must contain the name of the original Trustor, Trustee and Beneficiary hereunder, the book and page where this Deed of Trust is recorded, and the name and address of the new Trustee. If notice of default shall have been recorded, this power of substitution cannot be exercised until after the costs, fees and expenses of the then acting Trustee shall have been paid to such Trustee, who shall endorse receipt thereof upon such instrument of substitution. The procedure herein provided for substitution of Trustees shall be exclusive of all other provisions of substitution, statutory or otherwise.

(8) This Deed of Trust applies to, inures to the benefit of, and binds all parties hereto, their heirs, legalese, devisees, administrators, executors, successors and assigns. The term "Beneficiary" shall mean the owner and holder, including pledgees, of the note secured hereby, whether or not named as Beneficiary herein. In this Deed of Trust, whenever the context so requires, the masculine gender includes the feminine and/or neuter, and the singular number includes the plural.

(9) Trustee accepts this Trust when this Deed of Trust, duly executed and acknowledged is made a public record as provided by law. Trustee is not obligated to notify any party hereto of a pending sale under any other Deed of Trustor of any action or proceeding in which Trustor, Beneficiary or Trustee shall be a party unless brought by Trustee.


State of      Utah

County of     Salt Lake

On            January 31, 1995  before me,   Diana C. Olson,
                                             Notary Public


personally known to me - OR - [  ]  proved to me on the
                                    basis of satisfactory evidence
                                    to be the person(s) whose
                                    name(s) is/are subscribed to
                                    the within instrument and
                                    acknowledged to me that
                                    he/she/they executed the same
                                    in his/her/their authorized
                                    capacity(ies), and that by
                                    his/her/their signature(s) on
                                    the instrument the person(s),
                                    or the entity upon behalf of
                                    which the person(s) acted,
                                    executed the instrument.


                                    WITNESS my hand
                                    and official   seal:


                                    Diana C. Olson

                                94.10-II
               Stock Insurance Agreement with Greer-Wilson
                  Funeral Home, Inc. and Page E. Greer

                        STOCK ISSUANCE AGREEMENT


                              by and among



                 SECURITY NATIONAL FINANCIAL CORPORATION



                                   and



                     GREER-WILSON FUNERAL HOME, INC.
                            AND PAGE E. GREER





             Providing for the issuance of 97,800 shares of Common Stock of Greer-Wilson Funeral Home, Inc.



                              March 8, 1995

                 STOCK ISSUANCE AGREEMENT

THIS STOCK ISSUANCE AGREEMENT (the "Agreement") is made and entered into effective as of this 8th day of March, 1995, by and among Security National Financial Corporation, a Utah corporation ("SNFC"), Greer-Wilson Funeral Home, Inc., an Arizona corporation (the "Company") and Page E. Greer (hereinafter "Greer").


                           W I T N E S E T H:

WHEREAS, SNFC desires to receive from the Company, and the Company desires to issue to SNFC 97,800 newly issued and authorized shares of Common Stock of the Company, no par value (the "Shares"), representing after the issuance of such Shares 97.8% of the total issued and outstanding shares of Common Stock of the Company; and

WHEREAS, Page E. Greer is currently the President and a director of the Company;

NOW THEREFORE, in consideration of the premises and the mutual and dependent promises hereinafter contained, the parties hereto do represent, warrant, covenant and agree as follows:

                                ARTICLE I

                             THE TRANSACTION

1.1   Issuance of Shares.  The Company agrees to issue and
      ------------------
deliver to SNFC the shares upon the terms and conditions described in this Article.

1.2   Agreement to Consummate Transactions.  Subject to the
      ------------------------------------
terms and conditions of this Agreement, SNFC and the Company agree to consummate or cause to be consummated the transaction contemplated by Paragraphs 1.3 through 1.9 of this Agreement (the "Transaction").

1.3   Board of Director Approval.  SNFC will submit to its
      --------------------------
Board of Directors for approval this Agreement at a meeting to be held on or before March 8, 1995, or on such later date as may be agreed to by the parties. This Agreement must be approved without condition by the Board of Directors of SNFC at such meeting as a condition precedent to SNFC's obligations under this Agreement.

1.4   Closing.  The Closing with respect to the Transaction
      -------
shall be held on March 8, 1995, at 4:00 p.m., local time at the offices of Farley, Robinson & Larsen, 100 West Clarendon, Suite 200, Phoenix, Arizona, or at such earlier or later time and such place as may be agreed upon by the parties, such time being referred to herein as "Closing."

1.5   Contribution of Capital.  In consideration for the
      -----------------------
issuance of the Shares to SNFC at the Closing, SNFC agrees (i) to contribute $430,000 to the Company for the payment of the accounts payable, including preneed deposits, as set forth in
Schedule 1.5 hereof (the "Accounts Payable") or to assume payment of the Accounts Payable, and (ii) to pay, renegotiate, bring current or refinance the Company's existing mortgage loan indebtedness.

1.6   Issuance of Shares.  The Company agrees to issue and
      ------------------
deliver to SNFC the Shares consisting of 97,800 shares of the Company's Common Stock. At the Closing Date, the Company will deliver the stock certificate representing the Shares to SNFC.

1.7   Condition Precedent to SNFC's Obligations.  The Company
      -----------------------------------------
shall furnish to SNFC a description of the real and personal properties owned by the Company.

1.8   Conditions Precedent to the Company's Obligations.
      -------------------------------------------------
Prior to Closing, SNFC shall furnish to the Company the following:

(a)  None.

1.9   Consummation of Transaction.  If at the Closing no
      ---------------------------
condition exists which would permit any of the parties to terminate the Agreement or a condition then exists and the party entitled to terminate because of that condition elects not to do so, then the Transaction shall be consummated on such date.

                    ARTICLE II

REPRESENTATIONS AND WARRANTIES OF THE COMPANY AND GREER

The Company and Greer represent, warrant and agree as follows:

2.1   Corporate Existence.  The Company is a corporation duly
      -------------------
organized, validly existing and in good standing under the laws of the State of Arizona, having full corporate power and authority to own all its respective properties and to carry on its business as it is now being conducted.

2.2   Subsidiaries.  The Company has no subsidiaries or equity
      ------------
interest in other corporations except as set forth on Schedule
2.2.

2.3   Capital Stock of Greer-Wilson Funeral Home.  The Company
      ------------------------------------------
has an authorized capital stock consisting of 100,000 shares of common stock, no par value, of which 2,200 shares are issued and outstanding, fully paid and nonassessable. The Company does not have outstanding any options or warrants to purchase, or contracts to issue, or contracts or any other rights entitling anyone to acquire securities convertible into shares of its capital stock.

2.4   Financial Statements by the Company.  Attached hereto
      -----------------------------------
and incorporated herein by this reference as Exhibits A and B, respectively, is the Company's financial statements for the year ended March 31, 1994, and the Company's most current financial statement reflecting the period from April 1, 1994 to September 30, 1994 (the "Interim Statement"), including a balance sheet and statement of operations. To the best of Greer's and the Company's knowledge, the foregoing financial statements fairly reflect the condition of the Company as of the time of such statements, and shall not contain any materially false statements of fact or omit to state a fact necessary to make the statements set forth therein not misleading in light of the circumstances under which such statements are made.

2.5   Timely Tax Filing.  In respect of these matters which
      -----------------
materially affect the operations of the Company or the value of its assets, and to the best of Greer's and the Company's knowledge, the Company has filed all federal, state and local tax returns required to be filed by it and has paid all federal, state and local taxes required to be paid with respect to the periods covered by such returns, except for the property taxes that are due and owing on certain real property owned by the Company. Except for such unpaid personal and real property taxes, the Company is not delinquent in the payment of any tax assessment, or government charge, nor does the Company have any tax deficiencies proposed or assessed against it, and the Company has not executed any waiver of the statute of limitations on the assessment or collection of any tax.

2.6   Assets Free of Encumbrances.  Except as set forth in
      ---------------------------
Schedule 2.6, and to the extent that ownership of any of the following is material to the operations of the Company or the value of its assets, to the best of Greer's and the Company's knowledge, the Company owns free and clear of any lien, claim, charge, option or encumbrance all the property reflected in its September 30, 1994 balance sheet and the Interim Statement to be included as Exhibit B hereof and all the property acquired by it since such dates, except such property as has been disposed of by it in the ordinary course of business.

2.7   Litigation.  Except as set forth in Schedule 2.7 and
      ----------
Exhibit C, attached hereto and incorporated herein by this reference, there are no actions, suits or proceedings pending or, to the best of Greer's and the Company's knowledge, threatened against or affecting the Company, including any of its properties, or any aspect of its business, which may materially affect the operations of the Company or the value of its assets, and the Company is not charged with or, to the best of Greer's and the Company's knowledge, under investigation with respect to any violation of any provisions of any federal, state or local law or administrative rule or regulation.

2.8   Corporate Transactions.  Except for contracts referred
      ----------------------
to in Schedule 2.8 and Exhibit C hereto, to the best of Greer's and the Company's knowledge, the Company is not a party or subject to (i) any agreement with any officer, director, consultant or employee which is not terminable by it at a cost not in excess of one month's salary or wages, (ii) any contract or agreement with any labor union, (iii) any lease with respect to any property, real or personal, which is not terminable by it on not more than 30 days notice, (iv) any license agreement, whether as licensor or licensee, (v) any contract or agreement for the purchase of any commodity, material, or equipment not in the ordinary course of business, except such purchase orders for less than $500 each, such orders not exceeding $5,000 in the aggregate, (vi) any contract or agreement entered into otherwise than for the sale of its products in the ordinary course of business, (vii) any contract or agreement including an expenditure by the Company not in the ordinary course of business and more than $1,000,
(viii) any contract or agreement which is not terminable by it on not more than 90 days' notice, or (ix) any contract or agreement not assignable without the consent of some other person or party.

2.9 No Contingent Liabilities.  To the best of Greer's and the
    -------------------------
Company's knowledge, and to the extent the following may be material to the operations or value of assets of the Company, there are no liabilities of the Company contingent or otherwise, whether or not accrued or accruable and whether or not determined or determinable, other than liabilities which are reflected or for which an adequate reserve has been provided on the September 30, 1994 balance sheet and the Interim Statement of the Company as reflected in this Agreement and other than liabilities incurred by the Company in the ordinary course of business since such dates.

2.10  Financial Condition.  Except as set forth in Schedule
      -------------------
2.10 and Exhibit C hereto, to the best of Greer's and the Company's knowledge, since the date of the Interim Statement there has not been:

(a) Any material adverse change in the financial condition, assets, liabilities, business or operations of the Company other than changes in the ordinary course of its business, none of which has been materially adverse;

(b) Any damage, destruction or loss (whether or not covered by insurance) materially and adversely affecting any property or the business of the Company;

(c) Any declaration, setting aside, or payment of a dividend or other distribution in respect of the capital stock of the Company or other direct or indirect redemption, purchase or other acquisition of any of its stock;

(d) Any increase in the rate of compensation payable or to become payable by the Company to any of its officers, employees or agents over the rates in effect other than general increases to personnel made in accordance with past practice;

(e) Any disposition, mortgage, pledge, or subjection to any lien, claim, charge, option or encumbrance of any property or asset of the Company, any commitment or any liability incurred by the Company or any cancellation or compromise of any debt or claim of the Company, which would materially and adversely affect the properties or the business of the Company.

(f) Any discharge or satisfaction by the Company of any lien, claim, charge, option or encumbrance or payment by it of any obligation or liability which was not incurred in the ordinary course of its business; or

(g) Any waiver of any right of the Company of substantial value.

2.11  No Finder's Fee.  Neither the Company nor Greer has
      ---------------
employed any broker, finder or agent or incurred any brokerage commission, finder's fee or agency commission in connection with the Transaction contemplated by this Agreement.

2.12  Authority.  The Company has the full power and authority
      ---------
to carry out the terms of this Agreement and has taken all requisite action to authorize the execution and delivery of all documents that may be required to complete the Transaction. This Agreement has been duly executed and delivered by the Company and is enforceable against the Company in accordance with its terms.

2.13  List of Contracts.  To the best of Greer's and the
      -----------------
Company's knowledge, Schedule 2.13 and Exhibit C hereto contain a list of all material contracts (including a form of each kind of preneed contract), together with their expiration dates, to which the Company is a party. The Company and Greer have furnished to SNFC a list of all preneed contracts, including the name of each owner and the date of the contract.

2.14  Collective Bargaining Agreements.  The Company is not a
      --------------------------------
party or bound by any collective bargaining agreement or other labor agreement with any bargaining agent (exclusive or otherwise) of any of its employees.

2.15  Overtime, Back Wage, Vacation and Discrimination Claims.
      -------------------------------------------------------
Except as described in Schedule 2.15 and Exhibit C hereto, to the best of Greer's and the Company's knowledge, no present or former employee of the corporation has any claim against the Company (whether under federal or state law, under employment agreement, or otherwise) on account of or for (i) overtime pay, other than overtime pay done in the current payroll period; (ii) wages or salary for any period other than the current payroll period; (iii) any material violation of any statute, ordinance or regulation relating to minimum wages or maximum hours of work; (iv) vacation, personal, or sick pay; or, (v) wrongful termination of employment or breach of employment agreement. No person or party (including but not limited to governmental agencies of any kind) has filed, or to the knowledge of the Company, has threatened to file any claim against the Company under or rising out of any statute, ordinance or regulation relating to discrimination of employment or employment practices.

2.16  Profit Share Arrangements, Bonuses.  To the best of
      ----------------------------------
Greer's and the Company's knowledge, the Company is not a party to or obligated by any contract, agreement or undertaking by the terms of which any person, firm, corporation, business trust or other entity is or may be entitled to share in the gross receipts, earnings or profits of the Company.

2.17  Pension and Other Deferred Compensation.  To the best of
      ---------------------------------------
Greer's and the Company's knowledge, the Company has no pension or retirement income plan, contract or arrangement in force. The Company has no deferred compensation contracts or arrangements with any person or party whatsoever or any residual liability under any such plan.

2.18  Benefit Claims.  To the best of Greer's and the
      --------------
Company's knowledge, no person has any material claim under which the Company has any material liability under any health, sickness, disability, medical, surgical, hospital, or similar benefit plan or arrangement maintained by the Company or to or by which the Company is obligated under any workmen's compensation or similar fully covered subject only to standard deductibles by insurance maintained with reputable financially responsible insurers licensed or permitted to do business in Arizona.

2.19  No Discrimination.  To the best of Greer's and the
      -----------------
Company's knowledge, the Company has not unlawfully discriminated with respect to any employee, contract holder, agent or other person.

2.20  Hazardous Waste in Environmental Matters.  To the best
      ----------------------------------------
of Greer's and the Company's knowledge, (a) no toxic or hazardous waste, substance, or material of any kind or nature has been stored at, disposed of, or is located in, on, or about the premises owned by the Company; (b) no toxic or hazardous waste substance or material of any kind has been buried or accumulated in, on, or about the premises or has been used in the Company's business. The premises are not contaminated by and do not contain any hazardous or toxic waste, substance or material, except those commonly used in mortuaries; (c) no permit is required from any environmental protection agency for the use or maintenance of the premises; and (d) no notice of any kind has been received by the Company from any governmental authority alleging that the Company has failed to comply with any applicable law, ordinance, regulation, statute, rule or restriction relative to hazardous waste, substance, or material environmental matters pertaining to or affecting the premises or its businesses.

2.21  Change in Condition.  Since September 30, 1994, except
      -------------------
as set forth in Schedule 2.21 and Exhibit C hereto, there has been no change in the assets or liabilities or financial or business condition of the Company from that set forth in the most recent balance sheet except changes in the ordinary course of business, none of which individually or in the aggregate has been materially adverse to the Company. Since the date of the most recent balance sheet, the Company has not been adversely affected in any manner as a result of any fire, explosion, accident, flood, earthquake, strike, lock-out, labor dispute, confiscation, condemnation, eminent domain proceedings, or purchase of any property by governmental authority, whether covered by insurance or not.

2.22  Intellectual Property.  Schedule 2.22 and Exhibit C
      ---------------------
hereto disclose all known trade names and other intellectual property rights in which the Company has an interest and the nature of that interest and whether any interest is subject to the rights of any other person. The Company and Greer authorize SNFC with the right to continue to use the name of Greer, Greer-Wilson or Greer-Wilson Funeral Home.

2.23  Employees.  Schedule 2.23 contains the names and current
      ---------
annual compensation of each of the employees of the Company, any bonus or other form of compensation of such employees (whether paid, payable, or promised) for the immediately preceding fiscal year and the current fiscal year of the Company.

2.24  Powers.  The Company has no outstanding Powers of
      ------
Attorney which will not be revoked  as of the Closing Date.

2.25  Agreements.  The Company has provided SNFC with copies
      ----------
of all material agreements, arrangements and commitments which, to the Company's knowledge, exist and to which the Company is a party or by which it is in any way affected or obligated (including a summary of material oral agreements). All the agreements are valid by their terms and in full force and effect and there is no existing default under them. All the agreements can be performed within the time and in accordance with the terms and conditions of those agreements. The Company has not waived any material right, made any compromise under any agreements nor is any party to the agreements indicated that it intends to cancel or terminate or to exercise or not exercise any options under any of the agreements.

2.26  No Misrepresentations.  Notwithstanding anything to the
      ---------------------
contrary in this Agreement, to the best of Greer's and the Company's knowledge, (i) all the representations and warranties under this Agreement and all exhibits and data provided by the Company are true and correct and fully present the matters set forth and none of them omit any material fact, or matter necessary to make the data provided or to not make the data misleading; and (ii) there is no matter known to Greer not disclosed in this Agreement or the exhibits thereto which would have a material adverse impact on the Company's business or future prospects.

2.27  Compliance with Laws.  To the best of Greer's and the
      --------------------
Company's knowledge, the Company has complied with and is in compliance with, in all material respects, all federal, state and local laws and regulations and all foreign laws and regulations applicable to them, their properties and their business, the violation of which would have a material adverse effect on their business, properties, operations or financial condition.

2.28  Licenses and Registrations.  To the best of Greer's and
      --------------------------
the Company's knowledge, the Company has all permits, governmental licenses, registrations, certifications and approvals (collectively "Approvals") necessary to carry on its business as required by law or the rules and regulations of any federal, state, county or local association, corporation or governmental agency, body, instrumentality or commission having jurisdiction over it, except for such approvals, the lack of which would not have a material adverse effect on the financial condition or the business of the Company.

2.29  Amended and Revised Articles, Bylaws, Officers and
      --------------------------------------------------
Directors, Minutes.  The Company's Articles of Incorporation
- ------------------
and Bylaws are in full force and effect in the form delivered to SNFC, and its current officers and directors are as set forth in Schedule 2.29. The minutes of meetings of the Board of Directors and shareholders of the Company as set forth in the respective minute books of the Company, which have been delivered to SNFC, accurately reflect the actions taken by such bodies on behalf of such entities.

                               ARTICLE III

                   COVENANTS OF THE COMPANY AND GREER

3.1   Miscellaneous.  The Company and Greer covenant and agree
      -------------
that from and after September 30, 1994, the ending date of the Interim Statement, and until the Closing:

(a) SNFC, through its own accountants, agents, attorneys and representatives, may make such investigation of the financial condition, properties, assets and business of the Company as it may deem advisable; such investigation shall not, however, affect the representations and warranties made by the Company and Greer herein. The Company will permit SNFC and its representatives to have reasonable access to the premises and to all the books and records of the Company, and the Company will furnish to SNFC such financial and operating data and other information with respect to the business and properties of the Company as SNFC may from time to time reasonably request;

(b) The Company will carry on its business diligently and substantially in the same manner as heretofore;

(c) The Company will not declare, set aside, pay, or make any dividend or other distribution in respect of its capital stock or make any direct or indirect redemption, purchase or other acquisition of any of its capital stock;

(d) The Company will not issue or agree to issue any shares of its capital stock, except to SNFC as described herein;

(e) Except as disclosed in Article II of this Agreement, including the Schedules thereto, the Company will not incur any liability or obligation, make any commitment or disbursement, acquire or dispose of any property or asset, make any contract or agreement, or engage in any transaction, except in the ordinary course of its business;

(f) The Company will not subject itself to any lien, claim, charge, option or encumber any of its properties or assets other than in the ordinary course of business;

(g) The Company will not amend its Articles of Incorporation or its Bylaws other than as requested by SNFC; and

(h) The Company will use its best efforts to preserve its business organization intact, to keep available its present employees, and to its present relationships with contract holders and others having business dealings with it.

                               ARTICLE IV

                 REPRESENTATIONS AND WARRANTIES OF SNFC

4.1   Corporate Existence.  SNFC is a corporation duly
      -------------------
organized, validly existing and in good standing under the laws of the State of Utah.


4.2   Corporate Authority.
      --------------------
SNFC has the corporate power and authority to carry out the terms of the Agreement and have taken all requistie corporate action to authorize the execution and delivery of all documents that may be required to complete the Transaction. This Agreement has been duly executed and delivered by SNFC in accordance with its terms.

4.3   Compliance.  The execution and delivery of this
      ----------
Agreement and completion of the Transaction do not (and will not with notice or passage of time or both) violate the provisions of (a) the Articles of Incorporation or Bylaws of SNFC; (b) any contract that is material to the business of SNFC; or (c) any regulation or court order applicable to SNFC or any of its properties.

4.4   Consents and Authorizations.  The execution and delivery
      ---------------------------
of this Agreement and completion of the Transaction do not require SNFC (a) to obtain the consent or approval of any party to any contract to which SNFC is a party or by which SNFC or any of its properties is bound, or (b) to notify or obtain any permit, authorization or approval of any federal, state, local, or other governmental agency or body.

4.5   10-K, 10-Q and 8-K Reports Filed with Securities and
      ----------------------------------------------------
Exchange Commission.  Attached hereto and incorporated herein
- -------------------
by this reference as Exhibits D, E and F, respectively, are the Company's latest and most current 10-K, 10-Q and 8-K Reports. SNFC warrants that the 10-K, 10-Q and 8-K Reports are true and correct copies of the latest 10-K, 10-Q and 8-K Reports of SNFC filed with the Securities and Exchange Commission.

4.6   No Misrepresentations.  SNFC warrants that all the
      ---------------------
representations and warranties under this Agreement and all exhibits and data provided by SNFC are true and correct and fully present the matters set forth and none of them omit any material fact, or matter necessary to make the data provided misleading.

4.7   Change in Condition.  Except as set forth in Schedule
      -------------------
4.7 and the 10-Q and 8-K Reports attached hereto as Exhibits E and F, respectively, to the best of SNFC's knowledge, since September 30, 1994, there has not been any material adverse change in the financial condition, assets, liabilities, business or operations of SNFC other than changes in the ordinary course of its business, none of which has been materially adverse to SNFC.

4.8   Long Term Ability of SNFC to Meet Obligations.  To the
      ---------------------------------------------
best of SNFC's knowledge, there are no material liabilities of SNFC contingent or otherwise, whether or not accrued or accruable and whether or not determined or determinable, other than liabilities which are reflected in the Company's most recent balance sheet or for which an adequate reserve has been provided and other liabilities incurred by SNFC in the ordinary course of business which would materially affect the ability of SNFC to guarantee to remit the payments due Greer under the terms of the Consultation and Noncompetition Agreement of even date herewith for the next ten (10) years.

4.9   No Finder's Fee.  SNFC has not employed any broker,
      ---------------
finder or agent or incurred any brokerage commission, finder's fee or agency commission in connection with the Transaction contemplated by this Agreement.

                                ARTICLE V

                            COVENANTS OF SNFC

5.1   Investigation of Financial Condition.  The Company and
      ------------------------------------
Greer may, through their own accountants, agents, attorneys and representatives, ask such investigation of the financial condition, properties, assets and business of SNFC as they may deem advisable; such investigation shall not, however, affect the representations and warranties made by SNFC herein. SNFC will permit the Company and Greer to have access to the premises and to all the books and records of SNFC and it will furnish to the Company and Greer such financial and operating data and other information with respect to the business and properties of SNFC as the Company or Greer may from time to time reasonably request.

5.2   Cooperation with Respect to Filings.  SNFC agrees it
      -----------------------------------
will take all actions necessary and appropriate to acquire any requisite governmental approvals for the Transaction.
This action on the part of SNFC shall include cooperation with the management and agents of the Company in obtaining any requisite approvals.

                               ARTICLE VI

                 CONDITIONS OF THE CLOSING - THE COMPANY

The obligations of SNFC under this Agreement are subject to the satisfaction at the Closing of each of the following conditions:

6.1   Correct Representations.  Each of the material
      -----------------------
representations, warranties, covenants and agreements of the Company set forth in this Agreement shall be substantially true and correct at and as of the Closing as if it had been made at and as of such time, and SNFC shall have received a certificate to such effect.

6.2   Legal Opinion.  SNFC shall have received the opinion of
      -------------
Farley, Robinson & Larsen, counsel for the Company, dated the same day as the Closing, to the effect that:

(a) The Company has 2,200 shares outstanding and has full power and authority to issue the 97,800 Shares which will represent 97.8% of all shares of common stock issued and outstanding following the issuance of such Shares.

(b) The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Arizona and has full corporate power and authority to own all its properties and to carry on its business as it is now being conducted;

(c) This Agreement has been duly authorized and validly executed and delivered by the Company, constitutes its binding agreement and is enforceable against the Company in accordance with its terms (except as limited by the laws affecting generally the rights of creditors);

(d) So far as is known to such counsel, all consents or authorizations of any governmental authority or other person required as a condition precedent to the consummation of the Transaction contemplated hereby have been obtained;

(e) So far as is known to such counsel, and except as set forth in Schedule 6.2, attached hereto, there are no actions, suits, or proceedings pending or threatened against or affecting the corporation, any of its properties or any aspect of its business, and the Company is not charged with, or under investigation with respect to, any violation of any provisions of any federal, state or local law or administrative rule or regulation.

6.3   Resignations.  SNFC shall have received the resignations
      ------------
of such officers and directors of the Company as it may request.

6.4   Consultation and Noncompetition Agreement.  SNFC shall
      -----------------------------------------
have received the signature called for on the Consultation and Noncompetition Agreement (attached as Exhibit G).

                               ARTICLE VII

                    CONDITIONS OF THE CLOSING - SNFC

7.1   Correct Representations.  Each of the material
      -----------------------
representations, warranties, covenants and agreements of SNFC contained in this Agreement shall be true and correct at and as of the closing as if it had been made at such time.

7.2   Legal opinion.  The Company shall have received the
      -------------
opinion of Mackey Price and Williams, counsel for SNFC, dated the same day as the Closing, to the effect that:

(a) SNFC is duly organized, validly existing and in good standing under the laws of the State of Utah and has full corporate power and authority to own all its properties and to carry on its business as it is now being conducted;

(b) This Agreement has been duly authorized and validly executed and delivered by SNFC, constitutes its binding agreement and is enforceable against SNFC in accordance with its terms (except as limited by the laws affecting generally the rights of creditors);

(c) All proceedings required by law or by the provisions of this Agreement to be taken by SNFC in connection with the Transaction contemplated hereby have been duly and validly taken;

(d) So far as is known to such counsel, all consents or authorizations of any governmental authority or other person required as a condition precedent to the consummation of the Transaction contemplated hereby have been obtained;

(e) So far as is known to such counsel, there are no actions, suits, or proceedings pending or threatened against or affecting SNFC, are not charged with, or under investigation with respect to, any violation of any provisions of any federal, state or local law or administrative rule or regulation that would have a material impact on the performance of SNFC's obligations hereunder.

                              ARTICLE VIII

8.1   Consultation and Noncompetition Agreement.  At the
      -----------------------------------------
Closing, SNFC, the Company and Page E. Greer and Patricia R.
Greer will enter into a Consultation and Noncompetition
Agreement in the form attached hereto as Exhibit G.

                               ARTICLE IX

            INVESTMENT REPRESENTATIONS AND WARRANTIES OF SNFC

SNFC represents and warrants to the Company and Greer as follows:

9.1   Accredited Investor.  SNFC is an "accredited investor"
      -------------------
within the meaning of Rule 501 under the Securities Act of 1933, as amended (the "Securities Act") and was not organized for the specific purpose of acquiring the Shares;

9.2   Investment Knowledge.  SNFC has sufficient knowledge and
      --------------------
experience in investing in companies similar to the Company in terms of the Company's stage of development and type of business so as to be able to evaluate the risks and merits of its investment in the Company and it is able financially to bear the risks thereof;

9.3   Knowledge of Business Affairs.  SNFC has had an
      -----------------------------
opportunity to discuss the Company's business, management and financial affairs with the Company's management;

9.4   Investment Purpose.  The Shares being purchased by it
      ------------------
are being acquired for its own account for the purpose of investment and not with a view to or for sale in connection with any distribution thereof; and

9.5   Restricted Shares.  SNFC understands that (i) the Shares
      -----------------
have not been registered under the Securities Act by reason of their issuance in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Rule 505 or 506 promulgated under the Securities Act, (ii) the Shares must be held indefinitely unless a subsequent disposition thereof is registered under the Securities Act or is exempt from such registration, (iii) the Shares will bear a legend to such effect, and (iv) the Company will make a notation on its transfer books to such effect.

                                ARTICLE X

                STOCK PLEDGE IN EVENT OF DEFAULT BY SNFC

10.1  Pledge.  SNFC hereby pledges 97,800 Shares, or 97.8% of
      ------
the issued and outstanding shares of Common Stock of the Company after the issuance of such Shares, represented by Certificate No. 2, duly endorsed and transferred on the books of the Company, as a security interest to secure the performance and payment of all obligations of the Company to the Consultant, however and whenever incurred. The Shares pledged thereunder shall be released in proportion to the payments received under the Consultation and Noncompetition Agreement in the same ratio that such payments received bear to the total payments to be made thereunder.

10.2  Voting Rights.  Provided the Company is not in default
      -------------
in the performance of any terms of the Consultation and Noncompetition Agreement, SNFC shall retain all voting rights of the pledged shares. The Consultant may only vote the stock in the event of a default and only during such period of default.

10.3  Dividends.  All amounts received by SNFC as dividends on
      ---------
the pledged shares shall be retained by SNFC unless the Company shall be in default in the performance of any terms of the Consultation and Noncompetition Agreement. In the event of such default and only during such period of default, all dividends on the pledged shares shall be applied toward the payment of the obligations of the Company to the Consultant under the Consultant and Noncompetition Agreement.

10.4  Default.  The Company shall be in default under this
      -------
Agreement upon failure by it to either perform or render payment as set forth in this Agreement and in the event of:
(i) dissolution, termination of existence, insolvency, business failure, appointment of receiver of any part of the property of the Company, assignment for the benefit of creditors, or the commencement of any proceedings under any bankruptcy or insolvency laws by or against the Company; (ii) a sale, assignment, transfer, pledge or other disposition of the shares pledged herein by SNFC without the prior written consent of the Consultant first having been obtained, which consent shall not be unreasonably withheld.

10.5  Rights and Remedies.  All rights and remedies of the
      -------------------
Consultant hereunder are cumulative. Upon the happening of any default, the Consultant's rights and remedies with respect to the stock shall be those of a secured party under the Arizona Uniform Commercial Code and under any other applicable law as the same may from time to time be in effect, in addition to those rights granted herein and in any other agreement now or hereafter in effect between the Company, SNFC and the Consultant with respect to the subject matter hereof. The Company and SNFC agree to pay all reasonable costs and expenses incurred by the Consultant in enforcing this Agreement and in realizing upon the stock, including reasonable attorney's fees.

                               ARTICLE XI

                              MISCELLANEOUS

11.1  Right to Proceed.  Anything in this Agreement to the
      ----------------
contrary notwithstanding, if any one or more of the conditions specified in Article VI hereof have not been satisfied, SNFC shall have the right, in addition to any other right which may be available, nevertheless to proceed with the Transaction; and if the conditions specified in Article VII hereof have not been satisfied, the Company shall have the right, in addition to any other right which may be available to it, nevertheless to proceed with the Transaction.

11.2  Survival of Representations.  The Company, SNFC and
      ---------------------------
Greer agree that the representations, warranties and agreements herein contained shall survive the consummation of the Transaction contemplated hereby.

11.3  Indemnification by Greer and the Company.  Subject to
      ----------------------------------------
Articles IV and IX hereof with respect to representations and warranties, the Company and Greer hereby agree to indemnify SNFC and to hold it harmless for a period of one year from the date of Closing against and in respect of any and all claims, liabilities, losses, damages, costs and expenses resulting from any misrepresentation, breach of warranty, or non-fulfillment of any obligation on the part of Greer and the Company under this Agreement or from any misrepresentation in or omission from any certificate.

11.4  Attorneys' Fees.  If any party to this Agreement
      ---------------
breaches any of its provisions, that party shall pay all costs, including reasonable attorney's fees and court costs, which may be required to enforce the terms, conditions, and covenants of this Agreement or which may be caused to be incurred by the breach of this Agreement, whether or not legal action is commenced.

11.5  Governing Law.  This Agreement shall be construed in
      -------------
accordance with the laws of the State of Arizona.

11.6  Severability.  In the event any term, condition or
      ------------
provision of this Agreement is determined to be illegal, invalid or unlawful by any governmental agency or Court having jurisdiction hereof, any such illegal, invalid or unlawful term, condition or provision shall not affect the remaining terms, conditions and provisions of this Agreement, and the remaining terms, conditions, and provisions of this Agreement shall remain in full force and effect.

11.7  Notices.  Any notice required or permitted to be given
      -------
hereunder shall be deemed duly given if sent by registered mail, postage prepaid, addressed as follows:

(a)  If to the Company or Greer to:

Page E. Greer
APD0 321
San Carlos, Sonora Mexico 85506

With a copy to:

Gregory A. Robinson, Esq.
Farley, Robinson & Larsen
100 West Clarendon, Suite 200
Phoenix, Arizona 85013

(b) If to SNFC to:

Security National Financial Corporation
5300 South 360 West, Suite 310
Salt Lake City, Utah 84123
Attn:  Scott M. Quist, First Vice
President, General Counsel and Treasurer

With a copy to:

Randall A. Mackey, Esq.
Mackey Price & Williams
170 South Main, Suite 900
Salt Lake City, Utah  84101

or at such other address as may be furnished in writing by any such person.

11.8  Agreement for the Benefit of the Parties
      ----------------------------------------
This Agreement is intended to be solely for the benefit of the parties thereto and shall not be deemed to confer any rights upon or obligate any of the parties to any third persons.

11.9  Knowledge of Party.  Any representation or warranty
      ------------------
herein contained made by or on behalf of a party to the knowledge of such party shall be deemed to mean and include the knowledge, actual or constructive, after making reasonable inquiry into the matter.

11.10 Headings.  The descriptive headings of the several
      --------
Articles, Sections and Paragraphs of this Agreement are inserted for convenience only and do not constitute a part of the Agreement.

11.11 Amendments.  Any and all amendments to this Agreement
      ----------
must be in writing and executed by all of the parties hereto.

11.12 Counterparts.  This Agreement may be executed in several
      ------------
counterparts, each of which shall constitute one and the same
Agreement.

11.13 Binding Agreement.  This Agreement shall be binding upon
      -----------------
and shall inure to the benefit of the Company and SNFC and their successors in interest.

IN WITNESS WHEREOF, the parties to this Agreement have duly executed it as of the day and year first above written.

SECURITY NATIONAL FINANCIAL
CORPORATION,
a Utah corporation



By:
Title:


GREER-WILSON FUNERAL
HOME, INC.,
an Arizona corporation



By:
Title:




Page E. Greer

                            TABLE OF CONTENTS

RECITALS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

ARTICLE I - THE TRANSACTIONS

   1.1     Issuance of Shares. . . . . . . . . . . . . . . . . . . .  1
   1.2     Agreement to Consummate transactions. . . . . . . . . . .  1
   1.3     Board of Director Approval. . . . . . . . . . . . . . . .  1
   1.4     Closing . . . . . . . . . . . . . . . . . . . . . . . . .  1
   1.5     Contribution of Capital . . . . . . . . . . . . . . . . .  2
   1.6     Issuance of Shares. . . . . . . . . . . . . . . . . . . .  2
   1.7     Condition Precedent to SNFC's Obligations . . . . . . . .  2
   1.8     Conditions Precedent to the Company's
            Obligations. . . . . . . . . . . . . . . . . . . . . . .  2
   1.9     Consummation of Transactions. . . . . . . . . . . . . . .  2

ARTICLE II - REPRESENTATIONS AND WARRANTIES OF THE COMPANY

   2.1     Corporate Existence . . . . . . . . . . . . . . . . . . .  2
   2.2     Subsidiaries. . . . . . . . . . . . . . . . . . . . . . .  2
   2.3     Capital Stock of Greer-Wilson Funeral Home. . . . . . . .  2
   2.4     Financial Statements by the Company . . . . . . . . . . . .2
   2.5     Timely Tax Filing . . . . . . . . . . . . . . . . . . . .  3
   2.6     Assets Free of Encumbrances . . . . . . . . . . . . . . .  3
   2.7     Litigation. . . . . . . . . . . . . . . . . . . . . . . .  3
   2.8     Corporate transactions. . . . . . . . . . . . . . . . . .  3
   2.9     No Contingent Liabilities . . . . . . . . . . . . . . . .  4
   2.10    Financial Condition . . . . . . . . . . . . . . . . . . .  4
   2.11    No Finders Fee. . . . . . . . . . . . . . . . . . . . . .  5
   2.12    Authority . . . . . . . . . . . . . . . . . . . . . . . .  5
   2.13    List of Contracts . . . . . . . . . . . . . . . . . . . .  5
   2.14    Collective Bargaining Agreements. . . . . . . . . . . . .  5
   2.15    Overtime, Back Wage, Vacation and
             Discrimination Claims . . . . . . . . . . . . . . . . .  5
   2.16    Profit Share Arrangements, Bonuses. . . . . . . . . . . .  6
   2.17    Pension and Other Deferred Compensation . . . . . . . . .  6
   2.18    Benefit Claims. . . . . . . . . . . . . . . . . . . . . .  6
   2.19    No Discrimination . . . . . . . . . . . . . . . . . . . .  6
   2.20    Hazardous Waste in Environmental Matters. . . . . . . . .  6
   2.21    Change in Condition . . . . . . . . . . . . . . . . . . .  6
   2.22    Intellectual Property . . . . . . . . . . . . . . . . . .  7
   2.23    Employees . . . . . . . . . . . . . . . . . . . . . . . .  7
   2.24    Powers. . . . . . . . . . . . . . . . . . . . . . . . . .  7
   2.25    Agreements. . . . . . . . . . . . . . . . . . . . . . . .  7
   2.26    No Misrepresentations . . . . . . . . . . . . . . . . . .  7
   2.27    Compliance with Laws. . . . . . . . . . . . . . . . . . .  7
   2.28    Licenses and Registrations. . . . . . . . . . . . . . . .  8
   2.29    Amended and Revised Articles, Bylaws, Officers
             and Directors, Minutes. . . . . . . . . . . . . . . . .  8

ARTICLE III - COVENANTS OF THE COMPANY AND GREER

   3.1     Miscellaneous . . . . . . . . . . . . . . . . . . . . . .  8

ARTICLE IV - REPRESENTATIONS AND WARRANTIES OF SNFC

   4.1     Corporate Existence . . . . . . . . . . . . . . . . . . .  9
   4.2     Corporate Authority . . . . . . . . . . . . . . . . . . .  9
   4.3     Compliance. . . . . . . . . . . . . . . . . . . . . . . .  9
   4.4     Consents and Authorizations . . . . . . . . . . . . . . .  9
   4.5     10-K, 10-Q and 8-K Reports Filed with
             Securities and Exchange Commission  . . . . . . . . . .  9
   4.6     No Misrepresentations . . . . . . . . . . . . . . . . . . 10
   4.7     Change in Condition . . . . . . . . . . . . . . . . . . . 10
   4.8     Long Term Ability of SNFC to Meet Obligations . . . . . . 10
   4.9     No Finder's Fee . . . . . . . . . . . . . . . . . . . . . 10

ARTICLE V - COVENANTS OF SNFC

   5.1     Investigation of Financial Condition. . . . . . . . . . . 10
   5.2     Cooperation with Respect to Filings . . . . . . . . . . . 10

ARTICLE VI - CONDITIONS OF THE CLOSING - COMPANY

   6.1     Correct Representations . . . . . . . . . . . . . . . . . 11
   6.2     Legal Opinion . . . . . . . . . . . . . . . . . . . . . . 11
   6.3     Resignations. . . . . . . . . . . . . . . . . . . . . . . 11
   6.4     Consultation and Noncompetition Agreement . . . . . . . . 11

ARTICLE VII - CONDITIONS OF THE CLOSING - SNFC

   7.1     Correct Representations . . . . . . . . . . . . . . . . . 12
   7.2     Legal Opinion . . . . . . . . . . . . . . . . . . . . . . 12

ARTICLE VIII

   8.1     Consultation and Noncompetition Agreement . . . . . . . . 12

ARTICLE IX -  INVESTMENT REPRESENTATIONS AND WARRANTIES OF
SNFC

   9.1     Accredited Investor . . . . . . . . . . . . . . . . . . . 13
   9.2     Investment Knowledge. . . . . . . . . . . . . . . . . . . 13
   9.3     Knowledge of Business Affairs . . . . . . . . . . . . . . 13
   9.4     Investment Purpose. . . . . . . . . . . . . . . . . . . . 13
   9.5     Restricted Shares . . . . . . . . . . . . . . . . . . . . 13

ARTICLE X - STOCK PLEDGE IN EVENT OF DEFAULT BY COMPANY

   10.1    Pledge. . . . . . . . . . . . . . . . . . . . . . . . . . 13
   10.2    Voting Rights . . . . . . . . . . . . . . . . . . . . . . 14
   10.3    Dividends . . . . . . . . . . . . . . . . . . . . . . . . 14
   10.4    Default . . . . . . . . . . . . . . . . . . . . . . . . . 14
   10.5    Rights and Remedies . . . . . . . . . . . . . . . . . . . 14

ARTICLE X - MISCELLANEOUS

   11.1    Right to Proceed. . . . . . . . . . . . . . . . . . . . . 14
   11.2    Survival of Representations . . . . . . . . . . . . . . . 14
   11.3    Indemnification by Greer and the Company. . . . . . . . . 15
   11.4    Attorneys' Fees . . . . . . . . . . . . . . . . . . . . . 15
   11.5    Governing Law . . . . . . . . . . . . . . . . . . . . . . 15
   11.6    Severability. . . . . . . . . . . . . . . . . . . . . . . 15
   11.7    Notices . . . . . . . . . . . . . . . . . . . . . . . . . 15
   11.8    Agreement for the Benefit of the Parties. . . . . . . . . 16

   11.9    Knowledge of Party. . . . . . . . . . . . . . . . . . . . 16
   11.10   Headings. . . . . . . . . . . . . . . . . . . . . . . . . 16
   11.11   Amendments. . . . . . . . . . . . . . . . . . . . . . . . 16
   11.12   Counterparts. . . . . . . . . . . . . . . . . . . . . . . 16
   11.13   Binding Agreement . . . . . . . . . . . . . . . . . . . . 16

                                94.10-JJ
           Promissory Note with Page E. and Patricia R. Greer

                             PROMISSORY NOTE


$200,000   Phoenix, Arizona
   March 8, 1995


FOR VALUE RECEIVED, the undersigned, PAGE E. GREER and PATRICIA R. GREER, husband and wife, (hereinafter referred to as "Makers") promise to pay to the order of SECURITY NATIONAL FINANCIAL CORPORATION, a Utah corporation (hereinafter referred to as "Holder"), or order to 5300 South 360 West, Suite 310, Salt Lake City, Utah 84123, the principal sum of Two Hundred Thousand Dollars $200,000.00) due in full ten (10) years from the date hereof together with interest on the face amount of this note at the rate of seven percent (7%) per annum.

Default shall occur if proper payment is not received by Holder within fifteen (15) days of the due date of any obligation contained herein. Default shall also occur in the event of assignment for the benefit of creditors or application for the involuntary petition in bankruptcy by or against Makers. Upon occurrence of any of the foregoing, Holder or any holder hereof, may declare this Note immediately due and payable and the then unpaid principal balance plus interest thereon as set forth above at default, shall be due and payable in full.

This note may be prepaid in full or in part without penalty at any time and is secured by a pledge of Maker's 2,200 shares of common stock of GREER-WILSON FUNERAL HOME, INC., an Arizona corporation, as evidenced by Stock Certificate No. 1. The principal and interest are payable in lawful money of the United States of America. This note is a non-recourse note.

All exemption rights and laws affecting the full collection of this Note are hereby waived. It is expressly agreed that failure of Holder or any holder hereof to exercise any right or option hereunder shall not constitute a waiver of the right or the later exercise thereof.

The makers, guarantors and endorsers hereof severally waiver diligence, demand, presentment for payment and protest, and consent to the extension of time for payment of this note without notice.

Page E. Greer        Patricia R. Greer

                PLEDGE AGREEMENT



PAGE E. GREER, and PATRICIA R. GREER, husband and wife ("Debtor") in consideration for the loan of Two Hundred Thousand Dollars ($200,000) by Promissory Note of from SECURITY NATIONAL FINANCIAL CORPORATION, a Utah corporation ("Secured Property") pursuant to that certain Stock Insurance Agreement dated March 8, 1995, Debtor does hereby pledge to Secured Party, to be held in Trust by Gregory A. Robinson, Esq. (hereinafter the "Escrow Agent"), located at 100 West Clarendon, Suite 200, Phoenix, Arizona 85013, the following shares of Debtor, or any successor.

                               WITNESSETH:
                               ----------

WHEREAS, Share Certificate No. 1, representing 2,200 shares of common stock (the "Stock") of the issued and outstanding shares of the no par value common stock of Greer-Wilson Funeral Home, Inc. (the "Corporation") together with all rights thereof, all additions thereto, all proceeds from the sale or other disposition thereof, and all substitutions therefor, except for cash dividends or cash distributions with respect to the Stock, as security for the payment of all indebtedness owed to Secured Party by Debtor for the loan, including but not limited to any promissory note (the "Promissory Note") given as evidence of said obligation. The pledged stock, Share Certificate No. 1, shall be held in trust by Escrow Agent until the Promissory Note has been paid in full according to the terms thereof.

NOW, THEREFORE, for good and valuable consideration had and received, the parties agree as follows:

1.  Pledge.  Debtor hereby assigns and delivers to Escrow
    ------
Agent, 2,200 common shares of the Corporation represented by Certificate No. 1, duly endorsed and transferred on the books of the Corporation. The Debtor grants to the Secured Party a Security interest in the above-named collateral to secure the performance and payment of all obligations and indebtedness of the Debtor to Secured Party however and whenever incurred.

2.  Promissory Note.  The Debtor shall pay to the Secured
    ---------------
Party the sum or sums evidenced by a promissory note duly executed to evidence the obligations and indebtedness incurred pursuant to this Agreement in accordance with the terms of said promissory note and this Agreement.

3.  Representations.  The Debtor warrants and represents that
    ---------------
there are no restrictions upon the transfer of any of the pledged shares other than may appear on the face of the certificates, and that the Debtor may transfer such shares without the consent of the other shareholders of the Corporation.

4.  Voting Rights.  Provided that the Debtor is not in default
    -------------
in the performance of any terms of this Agreement, he shall retain all voting rights of the pledged shares. Debtor has executed a proxy in favor of the Secured Party to be held by Escrow Agent during the pendency of this Agreement, which may only be used by Secured Party in the event of a default during such period.

5.  Dividends.  All amounts received by the Debtor as
    ---------
dividends on pledged shares shall be applied towards the payment of the principal and interest on the loan.

6.  Payments.  Upon payment of all principal and interest on
    --------
the loan and Escrow Agent's receipt from Secured party of notice of such payment, Escrow Agent shall deliver to Debtor a certificate for the total amount of shares of stock of the Corporation. If Secured Party refuses to deliver notice of payment, Debtor may show proof of payment of the contract price together with any adjustments or offsets and Escrow Agent shall deliver the endorsed certificate to Debtor.

7.  Default.  Debtor shall be in default under this Agreement
    -------
upon wrongful failure by it to either perform or render payment as set forth in the promissory note between Debtor and Secured Party, of even date herewith, this Agreement or the principal or interest of the loan. Further, Debtor shall be in default under this Agreement:

     A. Upon dissolution, termination of existence, insolvency, business failure, appointment of receiver of any part of the property of Debtor, assignment for the benefit of creditors, or the commencement of any proceedings under any bankruptcy or insolvency laws by or against Debtor;

     B. If Debtor, during the term of the escrow hereunder, sells, assigns, transfers, pledges or otherwise disposes of the shares acquired herein without the prior written consent of Secured Party first had and obtained, which consent shall not be unreasonably withheld.

8.  Remedies on Default.  Secured Party agrees to give
    -------------------
reasonable notice to Debtor of acceleration, assignment of promissory note, sale, disposition, or other intended action hereunder or in connection herewith. Any such notice shall constitute a reasonable notice to Debtor if such notice is mailed to Debtor by certified mail, postage prepaid, at least thirty (30) days prior to the date of such action at the address to which notices hereunder shall be given to Debtor. Notice given by mail as set out above shall be deemed delivered at the time and on the date the same is mailed. All rights and remedies of Secured Party hereunder are cumulative. No modification, rescission, waiver or release, or amendment of any provision of this Agreement shall be made except by a written agreement subscribed by Debtor and Secured Party.
This Agreement and the transaction evidenced hereby shall be construed under the laws of the State of Arizona. Time is of the essence hereof. The entire indebtedness secured hereby shall, at the option of Secured Party, become immediately due and payable after giving notice as hereinafter provided, and, upon the happening of any event of default, Secured Party's rights and remedies with respect to the Stock shall be those of a Secured Party under the Arizona Uniform Commercial Code and under any other applicable law as the same may from time to time be in effect, in addition to those rights granted herein and in any other agreement now or hereafter in effect between Debtor and Secured Party respecting the subject matter hereof. The provisions hereof shall apply to any property which may be given as additional security. Debtor agrees to pay all reasonable costs and expenses incurred by Secured Party in enforcing this Agreement and in realizing upon the Stock, including reasonable attorney's fees.

9.  Waiver.  No provision of this Agreement shall be deemed to
    ------
be waived by Secured Party unless such waiver is in writing and signed by Secured Party. All of the terms and provisions hereof apply to and bind the heirs, personal representatives, successors, and assigns of the respective parties hereto.

10.  Notices.  All notices required or permitted to be given
     -------
pursuant to this Agreement shall be personally delivered or sent by United States certified mail, postage prepaid, return receipt requested, addressed to the parties at the following addresses or at such other addresses as either party may advise the other from time to time in writing:

DEBTOR:    PAGE E. GREER & PATRICIA R. GREER
   APDO 321
   SAN CARLOS, SONORA MEXICO
   85506

SECURED PARTY:       Security National Financial Corporation
   5300 South 360 West,
   Suite 310
   Salt Lake City, Utah 84123

11.  Termination of Agreement.  This Agreement shall terminate
     ------------------------
upon the full payment of the loan.

DATED this 8th day of March, 1995, at Phoenix, Arizona.

"DEBTOR"   "SECURED PARTY"

   SECURITY NATIONAL FINANCIAL CORPORATION, a Utah corporation


Page E. Greer        By:   Scott M. Quist
                     Its:  First Vice President

Patricia R. Greer

                                  94.11
            Statement Re:  Computation of Per-share Earnings

                             Exhibit 11

               SECURITY NATIONAL FINANCIAL CORPORATION

                    Computation of Per-Share Earnings


                                       Year Ended December 31,
                                       ----------------------
                                    1994           1993         1992
                                    ----           ----         ----
Primary:
   Average shares
      outstanding                   3,322          3,131         2,998
   Net effect of dilutive
      stock options - based
      the treasury stock
      method using average
      market price                     28           --            --
                                 --------        -------      --------
   Total                            3,350          3,131         2,998
                                 ========        =======       =======

   Net income                    $  1,040        $ 1,084       $   975
                                 ========        =======       =======

   Per-share amount              $    .31        $   .35       $   .33
                                 ========        =======       =======

Fully Diluted

   Average shares
   outstanding                      3,322          3,131         2,998
   Net effect of dilutive
      stock options - based
      on the treasury stock
      method using the year-
      end market price, if
      higher than average
      market price                     37           --            --
                                  -------        -------       -------
   Total                            3,359          3,131         2,998
                                  =======        =======       =======

   Net income                     $ 1,040        $ 1,084       $   975
                                  =======        =======       =======
   Per-share amount               $   .31        $   .35       $   .33
                                  =======        =======       =======





See accompanying notes to parent company only financial statements.