Form 10-K/A
period 1994-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 1995-08-02
CIK 318673

SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

                      Form 10-K/A-1

  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1994, or

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from       to

              Commission File Number 0-9341

        Security National Financial Corporation
 (Exact name of registrant as specified in its Charter)

          UTAH                                    87-0345941
- ----------------------------                ---------------------
(State or other jurisdiction                  (I.R.S. Employer
 of incorporation or organization)          Identification Number)


      5300 South 360 West, Suite 310                 84123
         Salt Lake City, Utah                      (Zip Code)
(Address of principal executive offices)

Registrant's telephone number,
including area code:                            (801) 264-1060

Securities registered pursuant to Section 12(d) of the
Act:

                                         Name of each exchange
Title of each Class                      on which registered
- -------------------                      ----------------------
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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)(2) Financial Statements and Schedules

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

  25.   Not applicable

      *Incorporated by reference from Registration
      Statement on Form S-1, as filed on June 29, 1987.

      **Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989.

      ***Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994.

      ****Incorporated by reference from Report on Form 8-
      K, as filed on November 2, 1994.

      *****Incorporated by reference from Report on Form 8-
      K as filed on February 24, 1995.

  (b)   Reports on Form 8-K:

      The Company filed a report on Form 8-K with the Securities and Exchange Commission on November 2,
      1994.  The report supplied information under Section
      2 thereof, captioned "Acquisition or Disposition of Assets," which was related to the acquisition of Capital Investors Life Insurance Company.

  (c)   Exhibit 27

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          SECURITY NATIONAL FINANCIAL CORPORATION



Dated:  July 27, 1995         By: George R. Quist,
                                  Chairman of the Board,
                                  President and Chief
                                  Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated:



   SIGNATURE            TITLE                          DATE
George R. Quist    Chairman of the                 July 27, 1995
                   Board, President and
                   Chief Executive Officer

Scott M. Quist     (Principal Executive            July 27, 1995
                   Officer) First Vice
                   President, General
                   Counsel, Treasurer
                   and Director (Principal
                   Accounting Officer)

William C. Sargent Senior Vice President,          July 27, 1995
                   Secretary and Director


Charles L. Crittenden   Director                   July 27, 1995


Sherman B. Lowe    Director                        July 27, 1995


R.A.F. McCormick   Director                        July 27, 1995


Richard E. Myers   Director                        July 27, 1995


W. Lowell Steen    Director                        July 27, 1995


Nathan H. Wagstaff Director                        July 27, 1995