Form 10-Q/A
period 1995-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 1995-08-10
CIK 318673

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.

                                     FORM 10Q/A

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995         Commission File Number: 0-9341


                      SECURITY NATIONAL  FINANCIAL CORPORATION
                              Exact Name of Registrant


           UTAH                                 87-0345941
--------------------------------           -------------------------
(State or other jurisdiction               IRS Identification Number
of incorporation or organization)

5300 South 360 West, Salt Lake City, Utah        84123
------------------------------------------    ----------
(Address of principal executive offices)      (Zip Code)



Registrant's telephone number,
   including Area Code                       (801) 264-1060
                                             ---------------


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


Class A Common Stock, $2.00 par value                3,026,391
--------------------------------------    -------------------------------
      Title of Class                      Number of Shares Outstanding as
                                                of March 31, 1995

Class C Common Stock, $.40 par value                 2,250,764
--------------------------------------    --------------------------------
      Title of Class                      Number of Shares Outstanding as
                                                of March 31, 1995

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


                                     REGISTRANT
                       SECURITY NATIONAL FINANCIAL CORPORATION
                                     Registrant


DATED:  August 10, 1995  By:     Scott M. Quist
                                 First Vice President, General
                                 Counsel, Treasurer and Principal
                                 Accounting Officer



DATED:  August 10, 1995  By:     George R. Quist
                                 President


(a)(3)  Exhibits

  The following Exhibits are filed herewith pursuant to Rule 601 of Regulation
  S-K or   are incorporated by reference to previous filings.

Exhibit

  Table No       Document

(a)(3)  Exhibits:

  (c)   Exhibit 27