Form 10-Q
period 1995-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 1995-08-14
CIK 318673

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.

                          FORM 10Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995         Commission File Number:  000-9341
-------------------------------         ---------------------------------


          SECURITY NATIONAL  FINANCIAL CORPORATION
                  Exact Name of Registrant.


           UTAH                         87-0345941
--------------------------------    -------------------
(State or other jurisdiction        IRS Identification
of incorporation or organization)         Number

5300 South 360 West, Salt Lake City, Utah        84123
------------------------------------------     --------
(Address of principal executive offices)      (Zip Code)



Registrant's telephone number,
including Area Code                          (801) 264-1060


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


Class A Common Stock, $2.00 par value           3,026,391
--------------------------------------      -----------------
      Title of Class                        Number of Shares
                                            Outstanding as of
                                            of June 30, 1995

Class C Common Stock, $.40 par value            2,250,764
-------------------------------------       ----------------
      Title of Class                        Number of Shares
                                            Outstanding as of
                                            June 30, 1995

     SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                            FORM 10Q

                 QUARTER ENDED JUNE 30, 1995

                      TABLE OF CONTENTS


               PART I - FINANCIAL INFORMATION



                                                     Page No.
Item 1. Financial Statements

      Consolidated Statements of Earnings -
      Six months ended June 30, 1995 and
      1994 and three months ended June 30,
      1995 and 1994. . . . . . . . . . . . . . . . . . . . 3

      Consolidated Balance Sheets - June 30,
      1995 and December 31, 1994 . . . . . . . . . . . . 4-5

      Consolidated Statements of Cash Flows -
      Six months ended June 30, 1995 and
      June 30, 1994. . . . . . . . . . . . . . . . . . . 6-7

      Notes to Consolidated Financial
      Statements . . . . . . . . . . . . . . . . . . . . . 8


Item 2 Management's Discussion and Analysis
      of Summary of Earnings and
      Financial Condition. . . . . . . . . . . . . . . .9-18

                 PART II - OTHER INFORMATION

      Other Information. . . . . . . . . . . . . . . . . .19

      Signature Page . . . . . . . . . . . . . . . . . . .20


                   SECURITY NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS


                           Six Months Ended                Three Months Ended
                               June 30,                          June 30,
                           1995         1994               1995          1994
                       (Unaudited)   (Unaudited)       (Unaudited)  (Unaudited)
                      ------------   ----------        ----------   ----------
REVENUES:
Insurance premiums
   and other
   considerations     $ 2,953,272    $ 2,523,916     $ 1,459,922   $ 1,187,836
Net investment income   3,215,504      1,885,879       1,535,925       937,739
Realized gains on
   investments and
    other assets              544         93,446            (970)       30,320
Mortuary and
  cemetery sales        3,859,447      2,967,437       2,310,127     1,573,508
Mortgage fee income     1,194,823        786,998         878,394       128,193
Other                      38,355        101,853         (68,322)       80,845
                      -----------     ----------      ----------    ----------
  Total Revenues       11,261,945      8,359,529       6,115,076     3,938,441

BENEFITS AND EXPENSES:
Death benefits          1,034,684        877,326         521,513       377,617
Surrenders and
  other policy benefits 1,240,360        435,818         519,148       201,676
Increase in future
   policy benefits        695,941        931,746         373,509       593,195
Amortization of
  deferred policy
  acquisition costs       501,126        457,656         271,243       179,567
General and administrative
    expenses:
  Commissions           1,349,070        651,121         866,857       330,594
  Salaries              1,591,656      1,500,484         849,996       698,498
  Other                 2,143,731      2,064,545       1,043,657       832,491
Interest expense          505,972        347,853         286,205       185,186
Cost of mortuary and
   cemetery lots and
   services             1,130,901        851,031         669,756       464,304
                      -----------     ----------      ----------     ---------
    Total benefits and
      expenses         10,193,441      8,117,580       5,401,884     3,863,228
                      -----------     ----------      ----------    ----------

Earnings before
   income taxes         1,068,504        241,949         713,192        75,214

Income tax (expense)
    benefit              (273,900)       (70,165)       (181,935)      (21,182)
                      -----------    -----------     -----------    ----------
  Net earnings        $   794,604    $   171,784     $   531,257    $   54,031
                      ===========    ===========     ===========    ==========

  Net earnings per share    $0.24          $0.05           $0.16         $0.02
                            =====          =====           =====         =====

Weighted average outstanding
  common shares         3,322,310      3,270,899       3,322,310     3,270,899


                            SECURITY NATIONAL FINANCIAL CORPORATION
                                       AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS


                                         June 30, 1995         December 31,
                                           (Unaudited)            1994
                                         -------------         ------------
Assets:
Investments:
Fixed maturity securities held
  to maturity, at amortized cost          $38,714,696           $39,397,628
Equity securities available for sale,
  at market                                 4,479,654           4,149,713
Mortgage loans on real estate              20,134,945          14,681,293
Real estate, net of accumulated
  depreciation                              7,764,524           7,586,650
Policy loans                                2,571,713           2,670,989
Other loans                                   598,221             677,334
Short-term investments                      1,420,072           4,013,296
                                          -----------         -----------
    Total insurance related investments    75,683,825          73,176,903
Restricted assets of cemeteries
  and mortuaries                            2,805,907           2,482,068
Cash                                        1,087,780           2,060,876
Receivables:
  Trade contracts                           5,096,182           4,938,098
  Receivable from agents                      469,952             463,040
  Other                                       269,658             336,801
                                          -----------          ----------
    Total receivables                       5,835,792           5,737,939
  Allowance for doubtful accounts          (2,069,683)         (1,923,808)
                                          -----------          ----------
  Net receivables                           3,766,109           3,814,131
Land and improvements held for sale         8,119,441           6,920,208
Accrued investment income                     975,577             996,845
Deferred policy acquisition
  costs                                     4,695,030           4,860,865
Property, plant and equipment, net          6,547,830           4,899,873
Cost of insurance acquired                  3,462,013           3,488,383
Excess of cost over net assets
  of acquired subsidiaries                  1,488,791             718,391
Other                                         381,610             339,714
                                         ------------        ------------
    Total Assets                         $109,013,913        $103,758,257
                                         ============        ============

See accompanying notes to consolidated financial statements.

                            SECURITY NATIONAL FINANCIAL CORPORATION
                                        AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS (Continued)

                                       June 30, 1995            December 31,
                                        (Unaudited)                 1994
                                       --------------           ------------
Liabilities:
Future life, annuity, and other
  benefits                             $  63,098,163           $  61,895,251
Bank loans payable                         8,006,615               7,440,576
Notes and contracts payable                4,471,758               2,768,546
Estimated future costs of pre-need sales   6,453,309               6,284,421
Payable to endowment care fund               313,397                 319,336
Accounts payable and accrued expenses      2,094,272               1,760,399
Other liabilities                          1,328,359               1,438,889
Income taxes                               1,871,294               1,872,294
                                        ------------            ------------
    Total Liabilities                     87,637,167              83,779,712

Stockholders' Equity:
  Common stock:
    Class A: $2 par value, authorized
      10,000,000 shares, issued 3,558,406
      shares in 1995 and 3,558,406 shares
      in 1994                              7,116,814               7,116,814
    Class C: $0.40 par value, authorized
      7,500,000 shares, issued 2,275,045
      shares in 1995 and 2,275,045 shares
      in 1994                                910,018                 910,018
  Additional paid-in capital               7,214,061               7,214,061
  Unrealized appreciation of
    investments                              551,520                 221,790
  Retained earnings                        7,223,165               6,154,694
                                        ------------            ------------
                                          23,015,578              21,617,377
  Treasury stock at cost (532,015 Class
    A shares and 24,281 Class C shares
    in 1995; 532,015 Class A shares and
    24,281 Class C shares in 1994, held
    by affiliated companies)              (1,638,832)             (1,638,832)
                                        ------------            ------------
  Net Stockholders' Equity                21,376,746              19,978,545
                                        ------------            ------------
  Total Liabilities and Stockholders'
       Equity                           $109,013,913            $103,758,257
                                        ============            ============

See accompanying notes to consolidated financial statements.


                    SECURITY NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Six Months Ended June 30,
                                              1995                 1994
                                           (Unaudited)          (Unaudited)
                                           -----------          -----------
Cash flows from operating activities:
  Net earnings                             $  794,604          $  171,784
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
    Net realized gain on sale
      of investments                             (544)             (86,187)
    Depreciation                              356,098              298,327
    Provision for losses on accounts
      and loans receivable                    145,875              180,154
    Amortization of goodwill, premiums,
      and discounts                          (868,795)               2,162
    Amortization of cost of insurance
        acquired                               26,370                --
    Deferred taxes                            273,900               70,165
    Policy acquisition costs deferred        (335,291)             468,143
    Policy acquisition costs amortized        501,126             (457,656)
  Change in assets and liabilities net of effects
      from purchase of subsidiary:
    Land and improvements held for sale    (1,199,233)             (12,684)
    Future life and other benefits            692,461              744,648
    Other operating assets and liabilities    608,655               40,108
                                           ----------           ----------
Net cash provided by operating activities     995,226            1,419,000

Cash flows from investing activities:
  Securities held to maturity:
    Purchases - fixed maturity securities       --              (6,374,816)
    Calls and maturities - fixed
      maturity securities                     778,053            1,229,124
  Securities available for sale:
    Sales - equity securities                  66,250              221,854
    Purchases - equity securities             (66,250)            (209,275)
  Net purchases and sales of short-term
    investments and restricted assets of
    cemeteries and mortuaries               2,269,386            2,396,554
  Mortgage and other loans made           (15,080,828)         (13,097,591)
  Payments received for mortgage and
    other loans                             9,726,801           12,512,751
  Change in policy loans                       99,276               45,919
  Purchases of property, plant,
    and equipment                          (1,866,999)            (285,736)
  Purchases of real estate                   (331,624)          (1,131,565)
  Purchase of subsidiary net
      of cash acquired                       (342,089)               --
                                         ------------         ------------
Net cash used in investing activities      (4,748,024)          (4,692,781)

                          SECURITY NATIONAL FINANCIAL CORPORATION
                                      AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                         Six Months Ended June 30,
                                         1995                 1994
                                      (Unaudited)          (Unaudited)
                                      -----------          -----------
Cash flows from financing activities:
  Net increase in annuity contracts      510,451              490,317
  Repayment of notes and contracts
     payable                            (676,502)            (666,357)
  Proceeds from borrowings on notes
     and contracts payable             2,945,753              970,658
                                     -----------          -----------
Net cash provided by financing
    activities                         2,779,702              794,618
                                     -----------          -----------
Net decrease in cash                    (973,096)          (2,479,163)

Cash at beginning of period            2,060,876            6,831,051
                                     -----------          -----------
Cash at end of period                 $1,087,780           $4,351,888
                                     ===========          ===========

        SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                        June 30, 1995 and 1994
                              (Unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1994, included in the Company's Annual Report on Form 10-K (file number 0-9341).

2.  Acquisition of San Diego Property

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

3.  Acquisition of Greer-Wilson Funeral Home

On March 8, 1995, the Company was issued 97,800 shares of common stock of Greer-Wilson Funeral Home, Inc. ("Greer-Wilson"), representing 97.8% of the total issued and out-standing shares of common stock of Greer-Wilson after the issuance of such shares. In consideration for the purchase of such shares, the Company agreed to contribute $430,000 to Greer-Wilson for the payment of its accounts payable, or to assume payment of the accounts payable, and to pay or refinance Greer-Wilson's existing mortgage loan indebtedness; and to pay the former President, Mr. Greer, and his wife $6,000 per month over a ten year period for providing consulting services. The Company also loaned the former President and his wife the sum of $200,000 to be paid on March 8, 2005, together with interest thereon at the rate of seven percent (7%) per annum. This obligation is collateralized by a pledge of the remaining 2,200 shares of Greer-Wilson's common stock that is currently owned by Mr. Greer. The acquisition was accounted for using the purchase method. Assets, liabilities, and operations of Greer-Wilson are included in the consolidated financial statements of the Company beginning April 1, 1995.

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



Three Months Ended June 30, 1995 as Compared to Three Months Ended June 30, 1994

The following schedule summarizes the effect the acquisition of Capital
Investors Life Insurance Company and Greer-Wilson Funeral Home had on the consolidated statements for the three months ended June 30, 1995.


                                                    Consolidated
                                                    Without the
                                                    Effects of
                                                      Capital
                             Capital                 Investors
                            Investors                Life and
             Consolidated     Life     Greer-Wilson Greer-Wilson  Consolidated
                1995         1995         1995         1995          1994
             (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited)
             -----------  -----------  ----------   ----------    -----------
REVENUES:
Insurance premiums
  and other
  considerations $ 1,459,922 $  239,616  $   --    $ 1,220,306   $ 1,187,836
Net investment
   income          1,535,925    480,821      --      1,055,104       937,739
Realized gains on
   investments and
   other assets         (970)      --        --           (970)       30,320
Mortuary and
  cemetery sales   2,310,127       --     521,902     1,788,225    1,573,508
Mortgage fee income  878,394       --        --         878,394      128,193
Other                (68,322)   (81,261)    2,370        10,569       80,845
                  ----------    -------  --------   -----------   ----------
  Total Revenues   6,115,076    639,176   524,272     4,951,628    3,938,441

BENEFITS AND EXPENSES:
Death benefits       521,513    125,274     --          396,239      377,617
Surrenders and other
  policy benefits    519,148    322,206     --          196,942      201,676
Increase in future
   policy benefits   373,509   (200,624)    --          574,133      593,195
Amortization of
   deferred policy
   acquisition costs 271,243     71,686     --          199,557      179,567
General and
   administrative
    expenses:
  Commissions        866,857     (8,186)    1,398       873,645       330,594
  Salaries           849,996       --      88,347       761,649       698,498
  Other            1,043,657     43,689   107,680       892,288       832,491
Interest expense     286,205       --      45,441       240,764       185,186
Cost of mortuary and
   cemetery lots and
     services        669,756       --     132,528       537,228       464,403
                  ----------    ------- ---------     ---------    ----------
   Total benefits
    and expenses   5,401,884    354,045   375,394     4,672,445     3,863,227
                  ----------   -------- ---------    ----------    ----------

Earnings before
   income taxes   $  713,192  $ 285,131 $ 148,878    $  279,183    $   75,214
                  ==========  ========= =========    ==========    ==========

The following management's discussion and analysis for the three months ended June 30, 1995 and June 30, 1994, excludes the acquisition of Capital Investors Life Insurance Company and Greer-Wilson Funeral Home.

Three Months Ended June 30, 1995 as Compared to Three Months
Ended June 30, 1994

Total revenues increased by $1,013,000 (25.7%), from $3,938,000 for the three months ended June 30, 1994 to $4,951,000 for the three months ended June 30, 1995.
Contributing to this increase in total revenue was a $117,000 increase in net investment income, a $215,000 increase in mortuary and cemetery sales, and a $750,000 increase in mortgage fee income.

Net investment income increased by $117,000, from $938,000 for the second quarter of 1994 to $1,055,000 for the second quarter of 1995. This increase was attributable to the Company's emphasis on investing its cash and short-term investments in higher-yielding long-term investments. Also, the life insurance companies and the cemeteries and mortuaries have participated in warehousing many of the mortgage loans generated by the Company's mortgage company, Security National Mortgage Company.

Realized gains on investment and other assets decreased by $31,000, from a $30,000 gain for the second quarter of 1994 as compared to a $1,000 loss for the second quarter of 1995.
This decrease was a result of fewer bond redemptions during the second quarter of 1995. Bond redemptions occurred during the second quarter of 1994, due to lower interest rates and improved performance of the stock market.

Mortuary and cemetery sales increased $215,000, from $1,574,000 for the second quarter 1994 to $1,789,000 for the second quarter of 1995. This increase was primarily the result of a $52,000 increase in the mortuary division and a $178,000 increase in the pre-need sales of the cemeteries.

Mortgage fee income increased $750,000, from $128,000 for the second quarter of 1994 to $878,000 for the second quarter of 1995. This increase was the result of lower interest rates during the second quarter of 1995, thereby increasing the opportunity for refinancing and loan origination.

Total benefits and expenses were $3,863,000 for the second quarter of 1994, which was 98% of the total revenues of the Company as compared to $4,672,000 or 94% of the total revenues for the second quarter of 1995.

Death benefits, surrenders and other policy benefits and increase in future policy benefits decreased in the aggregate by $5,000, from $1,172,000 for the second quarter of 1994 to $1,167,000 for the second quarter of 1995. These benefits are in line with the actuarial assumptions and industry standards.

Amortization of deferred policy acquisition costs increased by $20,000, from $180,000 for the second quarter of 1994 to $200,000 for the second quarter of 1995. This increase was primarily due to the maturing of the policies inforce.

General and administrative expenses increased by $666,000, from $1,862,000 for the second quarter of 1994 to $2,528,000 for the second quarter of 1995. This increase was primarily due to an increase in commission expenses and other expenses. Commission expenses increased $543,000, from $331,000 for the second quarter of 1994 to $874,000 for the second quarter of 1995. This increase was due to increased business activity by Security National Mortgage Company.

Other expenses increased $60,000, from $832,000 for the second quarter of 1994 to $892,000 for the second quarter of 1995. This increase was the result of increased operating expenses at Security National Mortgage and increased allowance for accounts receivable in the cemeteries and mortuaries. This increase was partially off-set by the decrease in amortization of the expenses associated with an acquisition in 1989 of a large funeral planning sales agency. The acquisition expenses were capitalized and amortized over a five-year period ending December 31, 1994.

Interest expenses increased $56,000, from $185,000 for the second quarter of 1994 to $241,000 for the second quarter of 1995. This increase was primarily due to the interest on the debt acquired for the acquisitions of Capital Investors Life Insurance Company and Greer-Wilson Funeral Home, which were completed on December 21, 1994 and April 1, 1995, respectively.

Cost of mortuary and cemetery lots and services increased by $73,000, from $464,000 for the second quarter of 1994, to $537,000 for the second quarter of 1995. This increase in cost was consistent with the recent increase in sales of the mortuaries and cemeteries.

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

The following schedule summarizes the effect the acquisition of Capital Investors Life Insurance Company and Greer-Wilson Funeral Home had on the consolidated statements for the six months ended June 30, 1995.



                                                      Consolidated
                                                       Without the
                                                        Effects of
                                                         Capital
                              Capital                   Investors
                             Investors                  Life and
               Consolidated    Life     Greer-Wilson Greer-Wilson  Consolidated
                  1995         1995         1995          1995          1994
               (Unaudited) (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited)
               ----------- ----------- ------------ ------------  ------------
REVENUES:
Insurance premiums
  and other
  considerations $ 2,953,272    $  472,127   $  --   $ 2,481,145  $ 2,523,916
Net investment
  income           3,215,504       957,822      --     2,257,682    1,885,879
Realized gains
   on investments
   and other assets      544          --        --           544       93,446
Mortuary and cemetery
   sales           3,859,447          --     521,902   3,337,545    2,967,437
Mortgage fee
   income          1,194,823          --       --      1,194,823      786,998
Other                 38,355        10,273     2,370      25,712      101,853
                 -----------    ----------  --------  ----------  -----------
  Total Revenues  11,261,945     1,440,222   524,272   9,297,451    8,359,529

BENEFITS AND EXPENSES:
Death benefits     1,034,684       200,289      --       834,395      877,326
Surrenders and
  other policy
   benefits        1,240,360       859,125      --       381,235      435,818
Increase in future
  policy benefits    695,941      (386,994)     --     1,082,935      931,746
Amortization of
   deferred policy
   acquisition costs 501,126       128,372      --       372,754      325,417
General and
  administrative
  expenses:
  Commissions      1,349,070        24,061     1,398   1,323,611      651,121
  Salaries         1,591,656         --       88,347   1,503,309    1,500,484
  Other            2,143,731       260,054   107,680   1,775,997    2,196,684
Interest expense     505,972         --       45,441     460,531      347,853
Cost of mortuary
  and cemetery
  lots and
  services         1,130,901         --      132,528     998,373      851,131
                ------------    ----------  --------   ----------  ----------
    Total benefits
      and
      expenses    10,193,441     1,084,907   375,394   8,733,140    8,117,580
                ------------    ----------  --------  ----------   ----------

Earnings before
  income taxes  $  1,068,504    $  355,315  $148,878  $  564,311   $  241,949
                ============    ==========  ========  ==========   ==========



The following management's discussion and analysis for the six months ended June 30, 1995 and June 30, 1994, excludes the acquisition of Capital Investors Life Insurance Company and Greer-Wilson Funeral Home.

Six Months Ended June 30, 1995 as Compared to Six Months Ended June 30, 1994

Total revenues increased by $938,000 (11.2%), from $8,360,000 for the six months ended June 30, 1994 to $9,298,000 for the six months ended June 30, 1995. Contributing to this increase in total revenues was a $372,000 increase in net investment income, a $370,000 increase in mortuary and cemetery sales, and a $408,000 increase in mortgage fee income.

Net investment income increased by $372,000, from $1,886,000 for the six months ended June 30, 1994 to $2,258,000 for the six months ended June 30, 1995. This increase was attributed to the Company's emphasis in fiscal 1995 on investing its cash and short-term investments in higher-yielding long-term investments. Also, the life insurance companies and the cemeteries and mortuaries participated in warehousing many of the mortgage loans generated by Security National Mortgage Company.

Realized gains on investments and other assets decreased by $93,000, from $93,500 for the six months ended June 30, 1994, to $500 for the six months ended June 30, 1995. This decrease was a result of fewer bond redemptions during the first six months of 1995. Bond redemptions occurred during the first six months of 1994, due to lower interest rates and improved performance of the stock market.

Mortuary and cemetery sales increased by $370,000, from $2,967,000 for the six months ended June 30, 1994, to $3,337,000 for the six months ended June 30, 1995. The mortuary sales increased by $159,000 whereas the cemetery pre-need sales increased by $281,000.

Mortgage fee income increased $408,000, from $787,000 for the six months ended June 30, 1994 to $1,195,000 for the six months ended June 30, 1995. This increase was a result of lower interest rates for the second quarter of 1995, thereby increasing the opportunity for refinancing and loan originations.

Total benefits and expenses were $8,118,000 for the six months ended June 30, 1994, which is 97% of the total revenues of the Company, as compared to $8,773,000, or 94% of the total revenues for the six months ended June 30, 1995.

Death benefits, surrenders and other policy benefits and increase in future policy benefits decreased by $54,000, from $2,245,000 for the six months ended June 30, 1994, to $2,299,000 for the six months ended June 30, 1995. These benefits are in line with the actuarial assumption and industry standards.

Amortization of deferred policy acquisition costs increased by $47,000, from $325,000 for the six months ended June 30, 1994, to $373,000 for the six months ended June 30, 1995. This increase was primarily due to the maturing of the policies in force.

General and administrative expenses increased by $255,000, from $4,348,000 for the six months ended June 30, 1994 to $4,603,000 for the six months ended June 30, 1995. This increase was primarily due to an increase in commission expenses off-set by a smaller decrease in other expenses. Commission expenses increased $673,000, from $651,000 for the six months ended June 30, 1994 to $1,324,000 for the six months ended June 30, 1995. This increase was due to increased business activity by Security National Mortgage Company.

Other expenses decreased $421,000, which was primarily due to the Company's acquisition in 1989 of a large funeral planning sales agency. The acquisition expenses were capitalized and amortized over a five year period ending December 31, 1994.

Interest expense increased by $113,000, from $348,000 for the six months ended June 30, 1994, to $461,000 for the six months ended June 30, 1995. This increase was primarily due to the interest on the debt acquired for the acquisitions of Capital Investors Life Insurance Company and Greer Wilson Funeral Home, which were completed on December 21, 1994 and April 1, 1995, respectively.

Cost of mortuary and cemetery lots and services have increased by $147,000, from $851,000 for the six months ended June 30, 1994, to $998,000 for the six months ended June 30, 1995.
This increase in cost was consistent with the recent increase in sales of the mortuaries and cemeteries.

Liquidity and Capital Resources
--------------------------------
The Company's life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business from interest and dividends on invested assets, and from the proceeds from the maturity of held-to-maturity investment, or sale of other investments.
The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities which generally are long-term and adequate to pay current policyholder claims, annuity payments, expenses on the issuance of new policies and the maintenance of existing policies.

The Company attempts to match the duration of invested assets with its policyholder and cemetery and mortuary liabilities. The Company may sell investments other than those held to maturity in the portfolio to help in this timing however, to date, that has not been necessary. The Company purchases short-term investments on a temporary basis to meet the expectations of short-term requirements of the Company's products. The Company's investment philosophy is intended to provide a rate of return which will persist during the expected duration of policyholder and cemetery and mortuary liabilities regardless of future interest rate movements.

The Company's investment policy is to invest predominately in fixed maturity securities in accordance with the requirements and laws governing the life insurance subsidiary. Bonds owned by the insurance subsidiary amounted to $38,714,696, at amortized cost as of June 30, 1995. Generally all bonds owned by life insurance companies are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At June 30, 1995, 2.3% ($1,738,000) and at June 30, 1994, 1.5%
($739,000) of the Company's total invested assets were invested in bonds in rating categories three through six which are considered non-investment grade.

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

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1994 was 8%, as compared to a rate of 9% in 1993. The Company's primary needs for liquidity are for debt service, maintenance of statutory capital and surplus for its life insurance subsidiaries and administrative expenses and cost of cemetery and mortuary services to be rendered.

On February 12, 1993, Security National Life Insurance Company entered into a purchase and sale agreement for the Pinehill Business Park located in Murray, Utah. The purchase price was $2,150,000 with debt financing of $1,500,000 through a local bank. As of June 30, 1995, about 95% of the available space was occupied.

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

The Company has invested and deferred approximately $2,090,000 in option fees and costs of various regulatory studies, including environmental, water, and archaeological studies. The Company has been given approval from the federal government and the California Cemetery Board to operate a cemetery. The development of the cemetery will be financed internally as well as through a private offering. Initial development of 35 acres to operate as a cemetery would cost approximately $500,000.

On March 8, 1995, the Company was issued 97,800 shares of common stock of Greer-Wilson Funeral Home, Inc. ("Greer-Wilson"), representing 97.8% of the total issued and outstanding shares of common stock of Greer-Wilson after the issuance of such shares. In consideration for the purchase of such shares, the Company agreed to contribute $430,000 to Greer-Wilson for the payment of its accounts payable, or to assume payment of the accounts payable, and to pay or refinance Greer-Wilson's existing mortgage loan indebtedness; and to pay the former President and his wife $6,000 per month over a ten year period for providing consulting services. The Company also loaned the former President, Mr. Greer, and his wife the sum of $200,000 to be paid on March 8, 2005, together with interest thereon at the rate of seven percent (7%) per annum. This obligation is collateralized by a pledge of the remaining 2,200 shares of Greer-Wilson's common stock that is currently owned by Mr. Greer.

At June 30, 1995, $9,034,417 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's insurance subsidiary Security National Life and Capital Investors Life. Security National and Capital Investors are restricted to the amount of dividends they may pay depending upon their earnings and surplus. Generally, Security National's and Capital Investors' excess surplus as calculated under the Utah Insurance Code is not restricted except for prior notification to the Department of Insurance if the dividend exceeded the preceding year's earnings.

Part II  Other Information:

Item 1.NONE

Item 2.NONE

Item 3.NONE

Item 4.NONE

Item 5.NONE

Item 6. The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 3, 1995.
        The reports supplied information under Section 2 thereof, captioned "Acquisition or Disposition of Assets," which was related to the acquisition of Greer-Wilson Funeral Home, Inc.

(a)(3)  Exhibits

  The following Exhibits are filed herewith pursuant to Rule
  601 of Regulation S-K or are incorporated by reference to previous filings.

Exhibit

  Table No       Document

(a)(3)  Exhibits:

        EX-27

                       SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         REGISTRANT
           SECURITY NATIONAL FINANCIAL CORPORATION
                         Registrant



DATED:  August 11, 1995  By:   Scott M. Quist
                               First Vice President, General
                               Counsel, Treasurer and Principal
                               Accounting Officer


DATED:  August 11, 1995  By:   George R. Quist
                               President