Form 10-Q
period 1995-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 1995-11-13
CIK 318673

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.

                          FORM 10Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995         Commission File Number: 000-9341


          SECURITY NATIONAL  FINANCIAL CORPORATION
                  Exact Name of Registrant.


           UTAH                                 87-0345941
---------------------------------        -------------------------
(State or other jurisdiction             IRS Identification Number
of incorporation or organization)

5300 South 360 West, Salt Lake City, Utah          84123
------------------------------------------     -------------
(Address of principal executive offices)        (Zip Code)



Registrant's telephone number,
including Area Code                          (801) 264-1060
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


Class A Common Stock, $2.00 par value                 3,067,891
--------------------------------------              -------------
      Title of Class                              Number of Shares
                                                  Outstanding as of
                                                  September 30, 1995

Class C Common Stock, $.40 par value                  2,250,764
-------------------------------------               ---------------
      Title of Class                              Number of Shares
                                                  Outstanding as of
                                                  September 30, 1995

 SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                          FORM 10Q

              QUARTER ENDED SEPTEMBER 30, 1995

                      TABLE OF CONTENTS


               PART I - FINANCIAL INFORMATION



                                                        Page No.
Item 1. Financial Statements
      Consolidated Statements of Earnings -
      Nine months ended September 30, 1995 and
      1994 and three months ended September 30,
      1995 and 1994. . . . . . . . . . . . . . . . . . . . 3

      Consolidated Balance Sheets - September 30,
      1995 and December 31, 1994 . . . . . . . . . . . . 4-5

      Consolidated Statements of Cash Flows -
      Nine months ended September 30, 1995 and
      September 30, 1994 . . . . . . . . . . . . . . . . 6-7

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

                 PART II - OTHER INFORMATION

      Other Information. . . . . . . . . . . . . . . . . .19

      Signature Page . . . . . . . . . . . . . . . . . . .20



                    SECURITY NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS



                       Nine Months Ended            Three Months Ended
                         September 30,                 September 30,
                   1995              1994           1995               1994
                 (Unaudited)       (Unaudited)    (Unaudited)       (Unaudited)
                  -----------       ----------     ----------       ----------
REVENUES:
Insurance
 premiums and
  other
   considerations     $ 4,391,317   $ 3,723,909     $1,438,045      $1,199,993
Net investment
 income                 4,886,371     2,913,137      1,670,867       1,027,258
Realized gains
  on investments
   and other assets        51,437       387,066         50,893         293,620
Mortuary and
  cemetery sales        5,914,821     4,433,622      2,055,374       1,466,185
Mortgage fee
  income                2,901,492       879,925      1,706,669          92,927
Other                      51,883       224,463         13,528         122,610
                      -----------   -----------    -----------      ----------
  Total Revenues       18,197,321    12,562,122      6,935,376       4,202,593

BENEFITS AND EXPENSES:
Death benefits          1,543,761     1,263,060        509,077         385,734
Surrenders and
 other policy
   benefits             1,783,610       722,924        543,250         287,106
Increase in future
   policy benefits      1,170,835     1,428,450        474,894         496,704
Amortization of
  deferred policy
  acquisition costs       919,257       558,319        418,131         100,663
General and
   administrative expenses:
  Commissions           2,476,476       907,546      1,127,406         256,425
  Salaries              2,528,023     2,205,861        936,367         705,377
  Other                 3,523,063     3,074,656      1,379,332       1,010,110
Interest expense          823,400       523,664        317,428         175,811
Cost of mortuaries
   and cemeteries
   goods and services
    sold                1,663,030     1,324,755        532,129         473,724
                     ------------   -----------     ----------      ----------
    Total benefits
    and expenses       16,431,455    12,009,235      6,238,014       3,891,655
                     ------------   -----------     ----------      ----------

Earnings before
  income taxes          1,765,866       552,887        697,362         310,938

Income tax (expense)
   benefit               (477,617)     (154,808)      (203,717)        (84,643)
                      -----------   -----------     ----------      ----------
  Net earnings        $ 1,288,249   $   398,079     $  493,645      $  226,295
                      ===========   ===========     ==========      ==========
  Net earnings
    per share               $0.42         $0.12          $0.16           $0.07
                            =====         =====          =====           =====
Weighted average
   outstanding
   common shares        3,037,224     3,270,899      3,058,770       3,270,899


                   SECURITY NATIONAL FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS



                                     September 30, 1995        December 31,
                                        (Unaudited)               1994
                                     -------------------       ------------
Assets:
Investments:
Fixed maturity securities held
  to maturity, at amortized cost      $37,252,682              $39,397,628
Equity securities available for sale,
  at market                             4,566,968                4,149,713
Mortgage loans on real estate          13,047,008               14,681,293
Real estate, net of accumulated
  depreciation                          7,726,249                7,586,650
Policy loans                            2,614,890                2,670,989
Other loans                               572,621                  677,334
Short-term investments                    755,614                4,013,296
                                      -----------              -----------
    Total insurance related
       investments                     66,536,032               73,176,903
Restricted assets of cemeteries
  and mortuaries                        2,772,291                2,482,068
Cash                                    6,003,154                2,060,876
Receivables:
  Trade contracts                       5,078,254                4,938,098
  Receivable from agents                  482,305                  463,040
  Other                                12,185,723                  336,801
                                      -----------             ------------
    Total receivables                  17,746,282                5,737,939
  Allowance for doubtful accounts      (2,051,675)              (1,923,808)
                                      -----------             ------------
  Net receivables                      15,694,607                3,814,131
Land and improvements held for sale     8,586,629                6,920,208
Accrued investment income               1,041,672                  996,845
Deferred policy acquisition
  costs                                 4,592,725                4,860,865
Property, plant and equipment, net      6,098,521                4,899,873
Cost of insurance acquired              3,318,325                3,488,383
Excess of cost over net assets
  of acquired subsidiaries              1,476,700                  718,391
Other                                     404,264                  339,714
                                     ------------             ------------
    Total Assets                     $116,524,920             $103,758,257
                                     ============             ============

See accompanying notes to consolidated financial statements.


                      SECURITY NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (Continued)



                                      September 30, 1995          December 31,
                                          (Unaudited)                 1994
                                      ------------------          ------------
Liabilities:
Future life, annuity, and other
  benefits                             $63,969,291               $  61,895,251
Bank loans payable                      13,892,544                   7,440,576
Notes and contracts payable              4,260,148                   2,768,546
Estimated future costs of pre-need
   sales                                 6,435,946                   6,284,421
Payable to endowment care fund             322,821                     319,336
Accounts payable and accrued expenses    2,313,679                   1,760,399
Other liabilities                        1,270,042                   1,438,889
Income taxes                             2,349,911                   1,872,294
                                        ----------               -------------
    Total Liabilities                   94,814,382                  83,779,712

Stockholders' Equity:
Common stock:
  Class A: $2 par value, authorized
    10,000,000 shares, issued 3,599,906
    shares in 1995 and 3,558,406 shares
    in 1994                              7,199,814                   7,116,814
  Class C: $0.40 par value, authorized
    7,500,000 shares, issued 2,275,045
    shares in 1995 and 2,275,045 shares
    in 1994                                910,018                     910,018
Additional paid-in capital               7,297,891                   7,214,061
Unrealized appreciation of
  investments                              665,534                     221,790
Retained earnings                        7,276,113                   6,154,694

Treasury stock at cost (532,015 Class
  A shares and 24,281 Class C shares
  in 1995; 532,015 Class A shares and
  24,281 Class C shares in 1994, held
  by affiliated companies)              (1,638,832)                 (1,638,832)
                                       -----------                ------------
Net Stockholders' Equity                21,710,538                  19,978,545
                                      ------------                ------------
    Total Liabilities and
      Stockholders' Equity            $116,524,920                $103,758,257
                                      ============                ============


See accompanying notes to consolidated financial statements.

             SECURITY NATIONAL FINANCIAL CORPORATION
                       AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Nine Months Ended September 30,
                                                   1995                 1994
                                               (Unaudited)          (Unaudited)
                                               ----------            ---------
Cash flows from operating activities:
  Net earnings                                  $1,288,249           $398,079
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
    Net realized gain on sale
      of investments                               (50,660)           (96,838)
    Depreciation                                   532,832            447,034
    Provision for losses on accounts
      and loans receivable                         127,867             (4,493)
    Amortization of goodwill, premiums,
      and discounts                               (909,425)             3,575
    Amortization of cost of insurance acquired     170,058               --
    Deferred taxes                                 477,617            154,808
    Policy acquisition costs deferred             (651,117)          (126,648)
    Policy acquisition costs amortized             919,257            198,359
  Change in assets and liabilities net of effects
      from purchase of subsidiary:
    Land and improvements held for sale         (1,666,421)           203,348
    Future life and other benefits               1,194,096             54,641
    Other operating assets and liabilities     (11,236,558)         2,817,888
                                              ------------         -----------
Net cash (used in) provided by operating
   activities                                   (9,804,205)         4,049,753

Cash flows from investing activities:
  Securities held to maturity:
    Purchases - fixed maturity securities           --             (8,957,947)
    Calls and maturities - fixed
      maturity securities                        2,307,113          1,443,765
  Securities available for sale:
    Sales - equity securities                       61,907            221,854
    Purchases - equity securities                   --               (209,275)
  Net purchases and sales of short-term
    investments and restricted assets of
    cemeteries and mortuaries                    2,967,459          3,837,521
  Mortgage and other loans made                 (4,467,031)       (17,845,771)
  Payments received for mortgage and
    other loans                                  6,233,761         14,608,676
  Change in policy loans                            56,099             19,745
  Purchases of property, plant,
    and equipment                               (1,513,626)        (1,512,065)
  Purchases of real estate                        (380,624)             --
  Purchase of subsidiary net of cash acquired     (342,089)             --
                                               -----------        -----------

  Net cash (used in) provided by
     investing activities                        4,922,969         (8,393,497)



                                                Nine Months Ended September 30,
                                                1995                     1994
                                             (Unaudited)            (Unaudited)
                                            ------------            -----------
Cash flows from financing activities:
Net increase in investment type contracts          879,944            40,266
  Repayment of notes and contracts
     payable                                    (1,035,347)       (1,308,483)
  Proceeds from borrowings on notes
     and contracts payable                       8,978,917           980,116
                                               -----------       -----------
Net cash provided by (used in)
  financing activities                           8,823,514          (288,101)
                                               -----------       -----------
Net increase (decrease) in cash                  3,942,278        (4,631,845)

Cash at beginning of period                      2,060,876         6,831,051
                                               -----------       -----------

Cash at end of period                         $  6,003,154      $  2,199,206


       SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                    September 30, 1995 and 1994
                            (Unaudited)


1.  Basis of Presentation
    ---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1994, included in the Company's Annual Report on Form 10-K (file number 0-9341).

2.  Acquisition of San Diego Property
    ---------------------------------
On February 3, 1995, the Company purchased approximately 100 acres of real property located in San Diego, California, of which approximately 35 acres will be used for the development of a cemetery. In purchasing the property the Company incurred a debt of $1,062,000. This debt carries an interest rate of 9% per annum and will be paid in twelve monthly installments of $5,000. Thereafter, equal monthly payments of $10,000 will be made, however interest shall not accrue on any part of the principal balance until February 3, 1996.

3.  Acquisition of Greer-Wilson Funeral Home
    ----------------------------------------
On March 8, 1995, the Company was issued 97,800 shares of common stock of Greer-Wilson Funeral Home, Inc. ("Greer-Wilson"), representing 97.8% of the total issued and out-standing shares of common stock of Greer-Wilson after the issuance of such shares. In consideration for the purchase of such shares, the Company agreed to contribute $430,000 to Greer-Wilson for the payment of its accounts payable, or to assume payment of the accounts payable, and to pay or refinance Greer-Wilson's existing mortgage loan indebtedness; and to pay the former President, Mr. Greer, and his wife $6,000 per month over a ten year period for providing consulting services. The Company also loaned the former President and his wife the sum of $200,000 to be paid on March 8, 2005, together with interest thereon at the rate of seven percent (7%) per annum. This obligation is collateralized by a pledge of the remaining 2,200 shares of Greer-Wilson's common stock that is currently owned by Mr. Greer. The acquisition was accounted for using the purchase method. Assets, liabilities, and operations of Greer-Wilson are included in the consolidated financial statements of the Company beginning April 1, 1995.

4.  Line of Credit Arrangement
    --------------------------
Under a Line of Credit Arrangement entered into in August 1995, the Company may borrow up to $10 million to fund mortgage loans until sold to secondary investors. This arrangement does not have a termination date but is reviewed annually for renewal. At September 30, 1995, the Company had approximately $4 million outstanding under this agreement.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                    Results of Operations

Overview
--------
The Company's operations over the last three years generally reflect three trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies, (ii) decreased general and administrative costs as a percentage of revenue through efforts to reduce operating costs and through eliminating unnecessary duplication of costs at acquired companies; and (iii) emphasis on high margin cemetery and mortuary business.

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

Three Months Ended September 30, 1995 as Compared to Three Months Ended September 30, 1994

The following schedule summarizes the effect the acquisition of Capital Investors Life Insurance Company and Greer-Wilson Funeral Home had on the consolidated statements for the three months ended September 30, 1995.

                                                   Consolidated
                                                     Without the
                                                     Effects of
                                                       Capital
                           Capital                    Investors
                          Investors                   Life and
           Consolidated     Life     Greer-Wilson   Greer-Wilson  Consolidated
               1995         1995         1995           1995          1994
           (Unaudited)  (Unaudited)  (Unaudited)    (Unaudited)   (Unaudited)
           -----------  ----------   ----------   --------------  ----------
REVENUES:
Insurance premiums
  and other
   considerations $1,438,045   $259,018        --      $1,179,027   $1,199,993
Net investment
   income          1,670,867    494,366        746      1,175,755    1,027,258
Realized gains
   on investments
   and other assets   50,893      --          --          50,893       293,620
Mortuary and
   cemetery sales  2,055,374      --       491,103      1,564,271    1,466,185
Mortgage fee
   income          1,706,669      --          --        1,706,669       92,927
Other                 13,528        160      3,357         10,011      122,610
                 -----------   --------    -------    -----------    ---------
  Total
  Revenues         6,935,376    753,544    495,206      5,686,626    4,202,593

BENEFITS AND EXPENSES:
Death benefits       509,077    116,941       --         3 92,136      385,734
Surrenders and
   other policy
   benefits          543,250    388,035       --          155,215      287,106
Increase in future
   policy benefits   474,894    (26,880)      --          501,774      496,704
Amortization of
   deferred policy
   acquisition costs 418,131     64,186       --          353,945      100,663
General and
   administrative expenses:
  Commissions      1,127,406     19,396     (1,398)     1,109,408      256,425
  Salaries           936,367       --      115,918        820,449      705,377
  Other            1,379,332     30,680    132,169      1,216,483    1,010,111
Interest expense     317,428       --       39,721        277,707      175,811
Cost of mortuaries
  and cemeteries
  goods and services
   sold              532,129       --      150,878        381,251      473,724
                  ----------   ---------  --------     ----------   ----------
    Total benefits
     and expenses  6,238,014     592,358   437,288      5,208,368    3,891,655
                  ----------   ---------  --------     ----------   ----------
Earnings before
   income taxes   $  697,362    $161,186 $  57,918     $  478,258   $  310,938
                  ==========    ======== =========     ==========   ==========


The following management's discussion and analysis for the three months ended September 30, 1995 and September 30, 1994, excludes the acquisition of Capital Investors Life Insurance Company and Greer-Wilson Funeral Home.

Three Months Ended September 30, 1995 as Compared to Three
Months Ended September 30, 1994

Total revenues increased by $1,484,000 (35%), from $4,203,000 for the three months ended September 30, 1994 to $5,687,000 for the three months ended September 30, 1995. Contributing to this increase in total revenues was a $148,000 increase in net investment income and a $98,000 increase in mortuary and cemetery sales, and a $1,614,000 increase in mortgage fee income.

Net investment income increased by $148,000, from $1,027,000 for the third quarter of 1994 to $1,175,000 for the third quarter of 1995. This increase was attributable to the Company's emphasis on investing its cash and short-term investments in higher-yielding long-term investments. Also, the life insurance companies and the cemeteries and mortuaries have participated in warehousing many of the mortgage loans generated by the Company's mortgage company, Security National Mortgage Company.

Realized gains on investment and other assets decreased by $243,000, from a $294,000 gain for the third quarter of 1994 as compared to a $51,000 gain for the third quarter of 1995. The 1994 amount included the results of the sale of 13.45 acres of land deemed not suitable for cemetery development at Lake View Cemetery. On August 22, 1994, an agreement was entered into wherein the land was sold to a development company for $515,000. The net gain on the sale of the land, after deducting the original cost of the land and related fees, was approximately $278,000.

Mortuary and cemetery sales increased $98,000, from $1,466,000 for the third quarter 1994 to $1,564,000 for the third quarter of 1995. This increase was primarily the result of a $187,000 increase in cemetery sales. There was an $89,000 decrease in sales in the mortuary division in the third quarter of 1995 caused by a reduced case count for that period as compared to the third quarter of 1994.

Mortgage fee income increased $1,614,000, from $93,000 for the third quarter of 1994 to $1,707,000 for the third quarter of 1995. This increase was the result of lower interest rates during the third quarter of 1995, which increased the opportunity for refinancing and loan origination. In addition, a strong economy and increased demand for housing in the intermountain area had created increased activity for loan originations.

Total benefits and expenses were $3,892,000 for the third quarter of 1994, which was 93% of the total revenues of the Company as compared to $5,208,000 or 92% of the total revenues for the third quarter of 1995.

Death benefits, surrenders and other policy benefits and increase in future policy benefits decreased in the aggregate by $120,000, from $1,169,000 for the third quarter of 1994 to $1,049,000 for the third quarter of 1995. These benefits are in line with the actuarial assumptions and industry standards.

Amortization of deferred policy acquisition costs increased by $253,000, from $101,000 for the third quarter of 1994 to $354,000 for the third quarter of 1995. This increase was primarily due to the maturing of the policies inforce.

General and administrative expenses increased by $1,174,000, from $1,972,000 for the third quarter of 1994 to $3,146,000 for the third quarter of 1995. This increase was due to an increase in commission expenses and salary expense and other expenses. Commission expenses increased $853,000, from $256,000 for the third quarter of 1994 to $1,109,000 for the third quarter of 1995 as a result of the increased business activity of Security National Mortgage Company and the cemetery operations.

Salary expense increased $115,000, from $705,000 for the third quarter of 1994 to $820,000 for the third quarter of 1995, primarily due to the additional administrative personnel needed at the corporate level to meet the needs of the newly acquired companies of Capital Investors Life Insurance Company and Greer-Wilson Funeral Home.

Other expenses increased $206,000, from $1,010,000 for the third quarter of 1994 to $1,216,000 for the third quarter of 1995. This increase was the result of increased operating expenses at Security National Mortgage Company. This increase was partially off-set by the decrease in amortization expenses arising from the 1989 acquisition of a funeral planning sales agency. The acquisition expenses were capitalized and amortized over a five-year period ending December 31, 1994.

Interest expenses increased $102,000, from $175,000 for the third quarter of 1994 to $277,000 for the third quarter of 1995. This increase was primarily due to the interest on the debt incurred as a result of the acquisitions of Capital Investors Life Insurance Company and Greer-Wilson Funeral Home, which were completed on December 21, 1994 and April 1, 1995, respectively.

Cost of mortuaries and cemeteries goods and services sold was consistent with the products sold during the third quarter
1995.


Nine Months Ended September 30, 1995 Compared to Nine Months Ended
September 30, 1994

The following schedule summarizes the effect the acquisition of Capital
Investors Life Insurance Company and Greer-Wilson Funeral Home had on the consolidated statements for the nine months ended September 30, 1995.


                                                     Consolidated
                                                      Without the
                                                      Effects of
                                                        Capital
                            Capital                    Investors
                           Investors                   Life and
            Consolidated     Life     Greer-Wilson   Greer-Wilson  Consolidated
               1995         1995         1995           1995          1994
            (Unaudited)  (Unaudited)  (Unaudited)    (Unaudited)   (Unaudited)
REVENUES:
Insurance
  premiums
  and other
  considerations $ 4,391,317  $   731,145  $     --    $ 3,660,172  $ 3,723,909
Net investment
   income          4,886,371    1,452,188        746     3,433,437    2,913,137
Realized gains
  on investments
   and other assets   51,437        --           --         51,437      387,066
Mortuary and
  cemetery sales   5,914,821        --      1,013,005    4,901,816    4,433,622
Mortgage fee
  income           2,901,492        --           --      2,901,492      879,925
Other                 51,883       10,433       5,727       35,723      224,463
                 -----------  -----------  ----------  -----------  -----------
  Total Revenues  18,197,321    2,193,766   1,019,478   14,984,077   12,562,122

BENEFITS AND EXPENSES:
Death benefits     1,543,761      317,230      --        1,226,531    1,263,060
Surrenders and
  other policy
   benefits        1,783,610    1,247,160      --          536,450      722,924
Increase in
  future policy
  benefits         1,170,835     (413,874)     --        1,584,709    1,428,450
Amortization of
  deferred policy
  acquisition costs  919,257      192,558      --          726,699      558,319
General and administrative
  expenses:
  Commissions      2,476,476       43,457      --        2,433,019      907,546
  Salaries         2,528,023         --     204,265      2,323,758    2,205,861
  Other            3,523,063      290,734   239,849      2,992,480    3,074,656
Interest expense     823,400         --      85,162        738,238      523,664
Cost of mortuaries
  and cemeteries
  goods and services
   sold            1,663,030         --     283,406      1,379,624    1,324,755
                 -----------   ---------- ---------    -----------   ----------
    Total benefits
   and expenses   16,431,455    1,677,265   812,682     13,941,508   12,009,235
                 -----------   ----------  --------    -----------  -----------
Earnings before
   income taxes  $ 1,765,866  $  516,501  $ 206,796    $ 1,042,56   $   552,887
                 ===========  ==========  =========    ==========   ===========

The following management's discussion and analysis for the nine months ended September 30, 1995 and September 30, 1994, excludes the acquisition of Capital Investors Life Insurance Company and Greer-Wilson Funeral Home.
Nine Months
Ended September 30, 1995 as Compared to Nine Months Ended September 30, 1994.

Total revenues increased by $2,422,000 (19%), from $12,562,000 for the nine months ended September 30, 1994 to $14,984,000 for the nine months ended September 30, 1995. Contributing to this increase in total revenues was a $520,000 increase in net investment income, a $468,000 increase in mortuary and cemetery sales, and a $2,021,000 increase in mortgage fee income.

Net investment income increased by $520,000, from $2,913,000 for the nine months ended September 30, 1994 to $3,433,000 for the nine months ended September 30, 1995. This increase was attributed to the Company's emphasis in fiscal 1995 on investing its cash and short-term investments in higher-yielding long-term investments. Also, the life insurance companies and the cemeteries and mortuaries participated in warehousing many of the mortgage loans generated by Security National Mortgage.

Realized gains on investments and other assets decreased by $336,000, from $387,000 for the nine months ended September 30, 1994, to $51,000 for the nine months ended September 30, 1995. The 1994 amount included the results of the sale of
13.45 acres of land deemed not suitable for cemetery development at Lake View Cemetery. On August 22, 1994, an agreement was entered into wherein the land was sold to a development company for $515,000. The net gain on the sale of the land, after deducting the original cost of the land and related fees was approximately $278,000. The remaining decrease in realized gains on investments and other assets was a result of fewer bond redemptions during the nine months ended September 30, 1995.

Mortuary and cemetery sales increased by $468,000, from $4,434,000 for the nine months ended September 30, 1994, to $4,902,000 for the nine months ended September 30, 1995.
This increase was the result of a $69,000 increase in mortuary sales and a $399,000 increase in cemetery sales for the nine months ended September 30, 1995.

Mortgage fee income increased $2,021,000, from $880,000 for the nine months ended September 30, 1994 to $2,901,000 for the nine months ended September 30, 1995. This increase was a result of lower interest rates during the nine months ended September 30, 1995, which increased the opportunity for refinancing and loan originations. In addition, a strong economy and increased demand for housing in the intermountain area had created increased activity for loan originations.

Total benefits and expenses were $12,009,000 for the nine months ended September 30, 1994, which is 96% of the total revenues of the Company, as compared to $13,942,000, or 93% of the total revenues for the nine months September 30, 1995.

Death benefits, surrenders and other policy benefits and increase in future policy benefits decreased by $67,000, from $3,414,000 for the nine months ended September 30, 1994, to $3,347,000 for the nine months ended September 30, 1995. These benefits are in line with the actuarial assumption and industry standards.

Amortization of deferred policy acquisition costs increased by $168,000, from $558,000 for the nine months ended September 30, 1994, to $726,000 for the nine months ended September 30, 1995. This increase was primarily due to the maturing of the policies in force.

General and administrative expenses increased by $1,561,000, from $6,189,000 for the nine months ended September 30, 1994 to $7,750,000 for the nine months ended September 30, 1995.
This increase was primarily due to an increase in commission and salary expenses off-set by a smaller decrease in other expenses. Commission expenses increased $1,525,000, from $908,000 for the nine months ended September 30, 1994 to $2,433,000 for the nine months ended September 30, 1995, due to increased business activity of Security National Mortgage Company and the cemetery operations. Salary expense increased $118,000 for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, primarily due to the additional administrative personnel required at the corporate level to meet the needs of the newly acquired companies of Capital Investors Life Insurance Company and Greer-Wilson Funeral Home.

Other expenses decreased $82,000, during the nine months ended September 30, 1995. This decrease was primarily the result of the decrease in amoritzation expenses arising from the 1989 acquisition of a funeral planning sales agency. The acquisition expenses were capitalized and amortized over a five year period ending December 31, 1994.

Interest expense increased by $215,000, from $524,000 for the nine months ended September 30, 1994, to $739,000 for the nine months ended September 30, 1995. This increase was primarily due to interest on the debt incurred as a result of the acquisitions of Capital Investors Life Insurance Company and Greer Wilson Funeral Home, which were completed on December 21, 1994 and April 1, 1995, respectively.

Cost of mortuaries and cemeteries goods and services sold was consistent with the products sold during the nine months ended
September 30, 1995.

Liquidity and Capital Resources
-------------------------------
The Company's life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business from interest and dividends on invested assets, and from the proceeds from the maturity of held-to-maturity investment, or sale of other investments.
The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities which generally are long-term and adequate to pay current policyholder claims, annuity payments, expenses on the issuance of new policies and the maintenance of existing policies.

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

The Company's investment policy is to invest predominately in fixed maturity securities and warehouse mortgage loans on a short-term basis before selling the loans to investors, in accordance with the requirements and laws governing the life insurance subsidiary. Bonds owned by the insurance subsidiary amounted to $37,253,000, at amortized cost as of September 30, 1995. Generally all bonds owned by life insurance companies are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At September 30, 1995, 4.39% ($1,639,000) and at September 30, 1994, 4.71% ($909,000)
of the Company's total investment in bonds were in rating categories three through six which are considered non-investment grade. Total invested assets of the Company is $69,308,000 as of September 30, 1995.

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

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1995 and 1994 was 8%. The Company's primary needs for liquidity are for debt service, maintenance of statutory capital and surplus for its life insurance subsidiaries and administrative expenses and cost of cemetery and mortuary services to be rendered.

On February 12, 1993, Security National Life Insurance Company entered into a purchase and sale agreement for the Pinehill Business Park located in Murray, Utah. The purchase price was $2,150,000 with debt financing of $1,500,000 through a local bank. As of September 30, 1995, about 95% of the available space was occupied.

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

On January 10, 1994, the Company acquired Sunset Funeral Home, Inc. ("Sunset"), which owns and operates a mortuary in Phoenix, Arizona, known as Camelback Sunset Funeral Home. As consideration for the purchase, the Company paid $140,000 in cash, issued 25,000 shares of Class A Common Stock, assumed an existing debt of $588,000, and entered into an agreement to pay the seller the sum of $3,500 in monthly installments during his lifetime up to a maximum of $560,000. In the event of the death of the seller prior to the payment of $560,000, the remaining unpaid balance of such amount would be paid to his daughter.
On December 21, 1994, the Company purchased all of the outstanding shares of common stock of Capital Investors Life Insurance Company ("Capital Investors Life") from Suncoast Financial Corporation ("Suncoast Financial"). As consideration for the purchase of the shares, the Company paid $5,231,000 in cash, issued 40,000 shares of its Class A Common Stock, and entered into a profit sharing agreement providing for 33-1/3% of the profits from new post-closing sales of existing Capital Investors Life plans of insurance to be paid as earned. An aggregate of $2,700,000 of the cash consideration was borrowed by the Company from Key Bank, Crossroads Office, Salt Lake City, Utah, and is payable by the Company in accordance with the terms of a Promissory Note dated December 16, 1994, bearing interest at one-half percent per annum above the bank's prime rate, and payable in monthly payments in the amount of $36,420, with the unpaid principal balance, together with accrued interest and other charges, due and payable on December 16, 1999. The remainder of the purchase price came from the Company's internal funds.

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

The Company has invested and deferred approximately $2,172,000 in option fees and costs of various regulatory studies, including environmental, water, and archaeological studies. The Company has been given approval from the federal government and the California Cemetery Board to operate a cemetery. The development of the cemetery will be financed internally as well as through a private offering. Initial development of 35 acres to operate as a cemetery would cost approximately $500,000.

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

At September 30, 1995, $9,526,956 of the Company's consolidated stockholders' equity represents the statutory stockholder's equity of the Company's insurance subsidiary Security National Life and Capital Investors Life. Security National and Capital Investors are restricted to the amount of dividends they may pay depending upon their earnings and surplus. Generally, Security National's and Capital Investors' excess surplus as calculated under the Utah Insurance Code is not restricted except for prior notification to the Department of Insurance if the dividend exceeded the preceding year's earnings.
Part II  Other Information:


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


                         REGISTRANT
           SECURITY NATIONAL FINANCIAL CORPORATION
                         Registrant



DATED:  November 13, 1995

                            By: Scott M. Quist,
                            First Vice President, General
                            Counsel, Treasurer and Principal
                            Accounting Officer



DATED:  November 13, 1995
                            By: George R. Quist
                            President