Form 10-K405
period 1995-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 1996-03-29
CIK 318673

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             Form 10-K

       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1995, or

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period from       to

                   Commission File Number 0-9341

             Security National Financial Corporation
      (Exact name of registrant as specified in its Charter)

           UTAH                                     87-0345941
------------------------------                   ---------------
(State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)               Identification
                                                 Number)

       5300 South 360 West, Suite 310                  84123
---------------------------------------          ----------------
          Salt Lake City, Utah                      (Zip Code)
                   (Address of principal executive offices)

Registrant's telephone number, including area code:   (801) 264-1060
                                                      ---------------

Securities registered pursuant to Section 12(d) of the Act:

                                          Name of each exchange
Title of each Class                        on which registered
      None                                        None

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

                                          Yes [X]  No___

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996 was $16,799,895.

As of March 15, 1996, registrant had outstanding 3,220,801 shares of Class A Common Stock and 2,362,545 shares of Class C Stock.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 1996 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                          PART I

Item 1.  Business

Security National Financial Corporation (the "Company") operates three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance. These products are marketed in 29 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of the other companies. The cemetery and mortuary segment of the Company consist of five cemeteries in the state of Utah and one in the state of California and eight mortuaries in the state of Utah and five mortuaries in the state of Arizona. The Company also engages in pre-need selling of funeral, cemetery and cremation services through its Utah operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction and existing homes and real estate projects.

The design of the Company is that each segment is related to the others and contributes to the profitability of the other segments of the company. Because of the increasing cemetery and mortuary operations in Utah and Arizona, the Company enjoys a level of public awareness that assists in making life insurance and pre-need cemetery and funeral product sales. Security National Life Insurance Company
("Security National Life") then invests its assets
(representing in part the pre-paid funerals) in investments authorized by the Insurance Department of the State of Utah. One such investment authorized by the Utah Insurance
Department is high quality mortgage loans. Thus, while each segment is a profit center on a stand-alone basis, this horizontal integration of each segment will lead to improved profitability of the Company. The Company is also pursuing growth through acquisitions of both life insurance companies and cemeteries and mortuaries. The Company's acquisition business plan is based on reducing overhead cost of the acquired company by utilizing existing personnel, management, and technology while still providing quality service to the customers and policyholders.

The Company was organized as a holding company in 1979 when
Security National Life became a wholly owned subsidiary of the Company and the former stockholders of Security
National Life became stockholders of the Company.  Security
National Life was formed in 1965 and has grown through the direct sale of life insurance and annuities and through the acquisition of other insurance companies, including the acquisitions of Investors Equity Life Insurance Company of
Hawaii Ltd, ("Investors Equity") in June 1986 and its subsequent sale in June 1991, Capital Investors Life
Insurance Company in December 1994 and Civil Service
Employees Life Insurance Company in December 1995.
Memorial Estates, Inc. and Memorial Mortuary became direct subsidiaries of the Company in the 1979 reorganization when the Company was formed. These companies were acquired by Security National Life in 1973. The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies, including the acquisitions of Paradise Chapel Funeral Home, Inc. in 1989, Holladay

Memorial Park, Inc., Cottonwood Mortuary, Inc. and Deseret
Memorial, Inc. in 1991, Sunset Funeral Home in January
1994, and Greer-Wilson Funeral Home, Inc. in April 1995.
In July 1993, the Company formed Security National Mortgage
Company to originate, refinance and service mortgage loans.
See Notes to Consolidated Financial Statements for additional disclosure and discussion regarding segments of the business.

Life Insurance

     Products

The Company, through its insurance subsidiaries, issues and distributes selected lines of life insurance and annuities.
The Company's life insurance business includes funeral plans and interest-sensitive whole life insurance, as well as other traditional life and accident and health insurance products. The Company's life insurance and annuity business decreased significantly with the sale of Investors
Equity in 1991. In its insurance operations, the Company markets a variety of life insurance products, including ordinary life policies and interest-sensitive whole life policies, but places specific marketing emphasis on funeral plans.

A funeral plan is a small face value life insurance policy that generally has a face coverage of up to $5,000. The
Company believes that funeral plans represent a marketing niche that is less competitive since most insurance companies do not offer similar coverages. The purpose of the funeral plan policy is to pay the costs and expenses incurred at the time of a person's death. On a per thousand dollar cost of insurance basis, these policies are more expensive to the policyholder than many types of non-burial insurance due to their low face amount, requiring the fixed cost of the policy to be distributed over a smaller policy size, and due to the higher age of the policyholder resulting in higher mortality costs.

       Markets and Distribution

The Company is licensed to sell insurance in 29 states.
The Company, in marketing its life insurance products, seeks to locate, develop and service specific "niche" markets. A "niche" market is an identifiable market which the Company believes is not emphasized by other insurers.
The Company generally sells its life insurance products to people of middle age who have a need for insurance to protect the income of the wage earner of the family, to pay off debts at the time of death and for other estate planning purposes. Funeral plan policies are sold primarily to persons who range in age from 45 to 75. Even though people of all ages and income levels purchase funeral plans, the Company believes that the highest percentage of funeral plan purchasers are individuals who are older than 45 and have low to moderate income. A majority of the Company's funeral plan premiums come from the states of Arizona, Colorado, Idaho, Nevada, Oklahoma,
Texas and Utah, and a majority of the Company's non-funeral plan life insurance premiums come from the states of California, New Mexico and Utah.

The Company sells its life insurance products through direct agents and brokers and independent licensed agents who may also sell insurance products of other companies.
The commissions on life insurance products range from approximately 10% to 90% of first year premiums. In those cases where the Company utilizes its direct agents in selling such policies, those agents customarily receive advances against future commissions.

In some instances, funeral plan insurance is marketed in conjunction with the Company's cemetery and mortuary sales force. When it is marketed by that group, the beneficiary is usually the Company. Thus, death benefits that become payable under the policy are paid to the Company's cemetery and mortuary subsidiaries to the extent of services performed and products purchased.

In marketing the funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas.
Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy as their interest may appear. The following table summarizes the life insurance business over the five years ended December 31, 1995:


                      1995       1994      1993     1992     1991
                    -------    -------   -------   ------    ------
Life
 Insurance
Policy/Cert.
  Count             42,711     41,064    32,895   32,682    32,713
Insurance
  in force
(omitted 000)     $530,688   $436,600  $310,395 $319,020  $354,228
Premiums
  Collected
(omitted 000)     $  5,819   $  5,175  $  5,201 $  4,866  $  5,297


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


            Age Nearest               Non-Medical
              Birthday                   Limits
           -------------             ------------
             0-40                        $75,000
            41-50                        $75,000
            51-up                  Exam Required



When underwriting life insurance, the Company will sometimes issue policies with higher premium rates for substandard risks.

In addition to the companies ordinary life product line, the Company also sells final expense insurance. This insurance is small face amount, with a maximum issue of $10,000. It is written on a simplified medical application with underwriting requirements being a completed application, a phone inspection on each applicant and a Medical Information Bureau inquiry. There are several underwriting classes in which an applicant can be placed.
If the Company receives conflicting or incomplete underwriting information, an attending physician's statement can be ordered to insure the applicant is placed in the correct underwriting class.

Annuities

       Products

The Company's annuity business includes single premium deferred annuities, flexible premium deferred annuities and immediate annuities. A single premium deferred annuity is a contract where the individual remits a sum of money to the Company which is retained on deposit until such time as the individual may wish to purchase an immediate annuity or surrender his contract for cash. A flexible premium deferred annuity gives the contract holder the right to make premium payments of varying amounts or to make no further premium payments after his initial payment. These single and flexible premium deferred annuities can have initial surrender charges. The surrender charges act as a deterrent to individuals who may wish to surrender their annuity contracts. These types of annuities have guaranteed interest rates of 4% to 4 1/2% per annum. Above that, the interest rate credited is determined by the Board of Directors at their discretion. An immediate annuity is a contract in which the individual remits to the Company a sum of money in return for the Company's obligation to pay a series of payments on a periodic basis over a designated period of time, such as an individual's life, or for such other period as may be designated.

Holders of annuities enjoy a significant benefit under the current federal income tax law in that interest accretions that are credited to the annuities do not incur current income tax expense on the part of the contract holder.
Instead, the interest income is tax deferred until such time as it is paid out to the contract holder. In order for the Company to realize a profit on an annuity product, the Company must maintain an interest rate spread between its investment income and the interest rate credited to the annuities. From that spread must be deducted commissions, issuance expenses and general and administrative expenses.
The Company's annuities currently have credited interest rates ranging from 2.5% to 8%.
     Markets and Distribution

The general market for all of the Company's annuities is middle to older age individuals who wish to save or invest their money in a tax deferred environment, having relatively high yields. The Company currently markets its annuities primarily in the states of Arizona, Colorado, Idaho, New Mexico, Oklahoma, Texas and Utah.

The major source of annuity considerations comes from direct agents. Annuities can be sold as a by-product of other insurance sales. This is particularly true in the funeral planning area. If an individual does not qualify for a funeral plan due to health considerations, the agent will often sell that individual an annuity to take care of those final expenses. The commission rates on annuities range from 2% to 10%.

The following table summarizes the annuity business over the five years ended December 31, 1995:



                      1995        1994      1993     1992     1991
                     ------      ------    ------   ------   ------
Annuities
Policy/Cert.
  Count              6,893       5,954     4,605    4,482    4,359
Premiums
  Collected
(omitted 000)      $ 2,375     $ 1,927   $ 1,905  $ 1,889  $ 1,340

Accident and Health

  Products

Prior to the acquisition of Capital Investors Life in December 1994, the Company did not actively market accident and health products. With the acquisition of Capital
Investors Life, the Company acquired a block of accident and health policies which pay limited benefits to policyholders. The Company is currently offering a low-cost comprehensive diver's accident policy. The policy provides world-wide coverage for medical expense reimbursement and life insurance in the event of diving or water sports accidents.

  Markets and Distribution

The Company currently markets its diver's policy through water sports magazine advertising and dive shops throughout the world. The Company pays direct commissions for new business generated ranging from 15% to 30%.

The following table summarizes the Accident and Health business over the five years ended December 31, 1995:




                      1995     1994(1)      1993     1992     1991
                     ------   ---------    ------   ------   ------
Accident
  and Health
Policy/Cert.
  Count             37,302     42,910        347      463      590
Premiums
  Collected
(omitted 000)      $   578    $    15      $  18     $ 23     $ 30

  (1)  Reflects acquisition of Capital Investors Life
  Insurance Company on December 21, 1994.

Reinsurance

The Company reinsures with other companies portions of the individual life insurance and accident and health policies it has underwritten. The primary purpose of reinsurance is to enable an insurance company to write a policy in an amount larger than the risk it is willing to assume for itself. No other liabilities or guarantees by the Company exist on business ceded through reinsurance treaties, however, the Company remains obligated for amounts ceded in the event the reinsurers do not meet their obligations.
There is no assurance that the reinsurer will be able to meet the obligations assumed by it under the reinsurance agreement.

The Company's policy is to retain no more than $50,000 of ordinary insurance per insured life. Excess risk is reinsured. The total amount of life insurance in force at December 31, 1995, reinsured by other companies aggregated
$80,261,000, representing approximately 28% of the Company's life insurance in force on that date.

The Company currently cedes and assumes certain risks with various authorized unaffiliated reinsurers pursuant to reinsurance treaties which are renewable annually. The premiums paid by the Company are based on a number of factors, primarily including the age of the insured and the risk ceded to the reinsurer.

Investments

The investments of the Company's life insurance and annuity funds and assets is determined by the Investment Committee of the Board of Directors of the various subsidiaries and ratified by the full Board of Directors of the respective subsidiaries. A significant portion of the investments must meet statutory requirements governing the nature and quality of permitted investments by insurance companies.
The Company's interest-sensitive type products, primarily annuities and interest-sensitive whole life, compete with other financial products such as bank certificates of deposit, brokerage sponsored money market funds as well as competing life insurance company products. While it is not the Company's policy to offer the highest yield in this climate, in order to offer what the Company considers to be a competitive yield, it maintains a diversified portfolio consisting of common stocks, preferred stocks, municipal bonds, investment and non-investment grade bonds including high-yield issues, mortgage loans, real estate, short-term and other securities and investments.

See "Management's Discussion and Analysis of Results of
Operations and Financial Condition" and Notes to
Consolidated Financial Statements for additional disclosure and discussion regarding investments.
Cemetery and Mortuary

  Products

The Company has six wholly-owned cemeteries and thirteen wholly-owned mortuaries. The cemeteries are non-denominational. Through its cemetery and mortuary operations, the Company markets a variety of products and services both on a pre-need basis (prior to death) and an at-need basis (at the time of death). The products include grave spaces, interment vaults, mausoleum crypts and niches, markers, caskets, flowers and other related products. The services include professional services of funeral directors, opening and closing of graves, use of chapels and viewing rooms, and use of automobiles and clothing. The Company has a funeral chapel at each of its cemeteries other than Holladay Memorial Park and has eight separate stand-alone mortuary facilities. The Company's cemetery and mortuary business increased with the acquisition of Holladay Memorial Park, Inc., Cottonwood
Mortuary, Inc. and Deseret Memorial, Inc. in September 1991 and with the acquisition of Sunset Funeral Home, Inc. in January 1994 and with the acquisition of Greer-Wilson
Funeral Home, Inc., in March 1995.

  Markets and Distribution

The Company's pre-need cemetery and mortuary sales are marketed to persons of all ages but are generally purchased by persons 45 years of age and older. The Company also markets its mortuary and cemetery products on an at-need basis. The Company is limited in its geographic distribution of these products to areas lying within an approximate 20 mile radius of its mortuaries and cemeteries. This limits the sale of its products primarily to the area known as the "Wasatch Front," covering approximately 100 miles between Salt Lake City and Ogden,
Utah, with the greatest concentration of sales being in the greater Salt Lake City area. The Company's at-need sales are similarly limited in geographic area.

The Company actively seeks to sell its cemetery and funeral products to customers on a pre-need basis. The Company employs cemetery sales representatives on a commission basis to sell these products. Many of these pre-need cemetery and mortuary sales representatives are also licensed insurance salesmen and sell funeral plan insurance. In many instances, the Company's cemetery and mortuary facilities are the named beneficiary of the funeral plan policies.

The sales representatives of the Company's cemetery and mortuary operations are commissioned and receive no salary.
The sales commissions range from 10% to 22% for cemetery products and services and 10% to 90% of first year premiums for funeral plan insurance. Potential customers are located via telephone sales prospecting, responses to letters mailed by the sales representatives, newspaper inserts, referrals, contacts made at funeral services, and door to door canvassing. The Company trains its sales representatives and generates leads for them. If a customer comes to one of the Company's cemeteries on an at-need basis, the sales representatives are compensated on a commission basis.
Mortgage Loans

  Products

The Company originates and underwrites residential and commercial loans for new construction and existing homes and real estate projects primarily for the greater Salt
Lake City area. The Company is an approved governmental and conventional lender and processes governmental and conventional loans. Most of the loans are sold directly to investors. The Company uses warehouse lines of credit with affiliated companies and financial institutions to fund mortgage loans prior to the purchase by investors.

  Markets and Distribution

The Company's mortgage services are marketed primarily to individual homeowners and businesses who are located in the area known as the "Wasatch Front," covering approximately
100 miles between Salt Lake City and Ogden, Utah, with the greatest concentration of sales being in the greater Salt
Lake City area. The typical loan size for residential loans ranges from $40,000 to $150,000, and for commercial loans from $200,000 to $750,000.

The Company's mortgage loan originations are through part-time and full time mortgage loan officers and wholesale brokers who are paid a sales commission ranging between
 .40% to 3.0% of the loan amount. Prospective customers are located through contacts with builders, real estate agents, and door-to-door canvassing. The part-time brokers are individuals who are supplementing their full time employment by soliciting residential homeowners to refinance their existing mortgage loans. The Company provides training to these brokers.

Recent Acquisitions and Other Business Activities

  Holladay Memorial Park, Inc., Cottonwood Mortuary, Inc.
  and Deseret Memorial, Inc.

In September 1991, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with
The John E. and Donna G. Mackay Family Trust, the sole shareholder of Holladay Memorial Park, Inc., a Utah corporation, and JD&M Investments, Inc., a Utah corporation, for the purchase of all of the outstanding shares of Holladay Memorial Park, Inc., and JD&M
Investments, Inc.  JD&M Investments, Inc., now known as
Cottonwood Mortuary, Inc., has all right, title and interest in and to the following corporations and business entities: Holladay Cottonwood Memorial Foundation, a Utah corporation, and Deseret Memorial, Inc., a Utah corporation, including, but not limited to, the following entities: Deseret Mortuary, Colonial Mortuary, Deseret
Memorial Plan, Lakehills Benevolent Trust, Lakehills
Memorial Crematory, Lakehills Mortuary, Lakehills Memorial
Park, and Alta Concrete Products and Vault Plant.


JD&M Investments, Inc. (currently named Cottonwood
Mortuary, Inc.) includes two cemeteries and four mortuaries, all of which are located in Salt Lake County, Utah. The mortuaries and cemeteries are non
-denominational.  The mortuaries consist of Deseret
Mortuary, which is reportedly the oldest mortuary in Salt
Lake City, Utah, Colonial Mortuary, Cottonwood Mortuary and
Lakehills Mortuary.  The cemeteries are known as Lakehills
Cemetery, which consists of approximately 42 acres, and Holladay Memorial Park, Inc., known as Holladay Memorial
Park, consisting of approximately 13 acres.  Holladay
Memorial Park is reportedly the second oldest cemetery in the State of Utah. The Company intends to operate the companies as wholly-owned subsidiaries for an indefinite period of time. As a result of acquiring stock of these companies, the Company was required to assume certain pre-need obligations under special terms and conditions which were determined by the Department of Occupational and Professional Licensing of the State of Utah.

  Pinehill Business Park

In February 1993, the Company entered into a purchase and sale agreement to acquire Pinehill Business Park. The business park is approximately 8.65 acres and located in Murray, Utah. The business park contains three office buildings with a total of 47,000 square feet of office space and seven office and warehouse combination buildings with a total of 89,000 square feet of space.

  Security National Mortgage Company

In June 1993, the Company formed Security National Mortgage
Company to originate, refinance and service residential and commercial mortgage loans. The Company contributed assets of approximately $268,000 to capitalize the initial operations of Security National Mortgage.

  Sunset Funeral Homes, Inc.

In January 1994, the Company acquired all of the issued and outstanding shares of common stock of Sunset Funeral Homes, Inc., ("Sunset") an Arizona corporation. In connection with this transaction, the Company also acquired certain real estate and other assets related to the business of Sunset from the sole shareholder of Sunset. Sunset owns and operates a funeral home in Phoenix, Arizona, known as Camelback Sunset Funeral Home.

  Capital Investors Life Insurance Company

In December 1994, the Company completed the purchase of all of the outstanding shares of common stock of Capital
Investors Life Insurance Company, ("Capital Investors
Life") a Florida based life insurance company from Suncoast Financial Corporation, ("Suncoast Financial") a
Delaware corporation and, prior to closing of the transaction, the sole shareholder of Capital Investors
Life.


At the time of the transaction, Capital Investors Life was a Florida domiciled insurance company with total assets of approximately $30 million. Capital Investors Life was redomesticated to Utah on December 28, 1994. At the time of the acquisition, Capital Investors Life was licensed to transact business in 23 states. The Company intends to continue the operations of Capital Investors Life as an insurance company.

  California Memorial Estates, Inc.

In February 1995, California Memorial Estates, Inc., a duly organized Utah corporation and wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement and Escrow Instructions with the Carter Family Trust and the
Leonard M. Smith Family Trust to purchase approximately 100 acres of real property located in San Diego County, California (the "Property"). The Company intends initially to develop the Property by designating approximately 35 acres for the development of a cemetery named Singing Hills
Memorial Park. The Company has obtained approval from the federal government and the California Cemetery Board to operate a cemetery on the Property.

  Greer-Wilson Funeral Home, Inc.

In March 1995, the Company purchased 97,800 shares of common stock of Greer-Wilson Funeral Home, Inc. ("Greer-
Wilson"), representing 97.8% of the total issued and outstanding shares of common stock of Greer-Wilson after the issuance of such shares. The Company plans to continue to operate Greer-Wilson as a funeral home and mortuary.

  Evergreen Memorial Park

In November 1995, the Company entered into a purchase sale agreement with Myers Mortuary for the sale of the Company's
65% interest in Evergreen Memorial Partnership and the Company's 50% interest in Evergreen Management Corporation.
As consideration for the sale of these entities, Myers
Mortuary paid $746,123 in satisfaction of the indebtedness that Evergreen Memorial Partnership owed to the Company.
Myers Mortuary has also agreed to pay $200,000 to the Company in four equal annual installments of $50,000, beginning as of October 31, 1996. In addition, Myers
Mortuary will pay a $10.00 royalty to the Company for each adult space sold in Evergreen Memorial Park over the next ten years, beginning as of January 1, 1996.

  Security National Life Insurance Company

In December 1995, Security National Life Insurance Company
("Security National Life") was merged into Capital
Investors Life Insurance Company ("Capital Investors Life") with Capital Investors Life as the surviving corporation.
As a result of the merger, Capital Investors Life has licenses to transact business in 29 states. In March 1996, the Company changed the name of the surviving corporation from Capital Investors Life to Security National Life.


Civil Service Employees Life Insurance Company

In December 1995, the Company, through its wholly-owned subsidiary, Capital Investors Life, completed the purchase of all of the outstanding shares of Common Stock of Civil
Service Employees Life Insurance Company, a California corporation ("CSE Life") from Civil Service Employees
Insurance Company, a California corporation and, prior to the closing of the transaction, the sole shareholder of CSE
Life. At the time of the transaction, CSE Life was a California domiciled insurance company with total assets of approximately $16.7 million. At the time of the acquisition, CSE Life was licensed to transact business in seven states, including the state of California.

Following the completion of the purchase of CSE Life, the Company merged CSE Life into Capital Investors Life. The
Company intends to continue operating Capital Investors
Life as the surviving insurance company.

Regulation

The Company's insurance subsidiary is subject to compre-hensive regulation in the jurisdictions in which they do business under statutes and regulations administered by state insurance commissioners. Such regulation relates to, among other things, prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents; nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates;
periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes;
and requirements regarding aggregate reserves for life policies and annuity contracts, policy claims, unearned premiums, and other matters. The Company's insurance subsidiaries are subject to this type of regulation in any state in which they are licensed to do business. Such regulation could involve additional costs, restrict operations or delay implementation of the Company's business plans.

The Company is currently subject to regulation in Utah under insurance holding company legislation, and other states where applicable. Intercorporate transfers of assets and dividend payments from its insurance subsidiary is subject to prior notice of approval from the State
Insurance Department, if they are deemed "extraordinary" under these statutes. The insurance subsidiary is required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which it does business. Their business and accounts are also subject to examination by these agencies.


The Company's cemetery and mortuary subsidiaries are subject to the Federal Trade Commission's comprehensive funeral industry rules and are licensed by the Utah State
Cemetery Board to operate as endowment care cemeteries. The morticians must be licensed by the state in which they provide their services. Similarly, the mortuaries are governed by state statutes and city ordinances in both Utah and Arizona. Reports are required to be submitted on a yearly basis to the Utah Cemetery Board which include financial information concerning the number of spaces sold and funds provided to the Endowment Care Trust Fund.
Licenses are issued annually on the basis of such reports.
The cemeteries maintain city or county licenses where they conduct business.

The Company's mortgage loan subsidiary is subject to the rules and regulations of the U.S. Department of Housing and Urban Development. These regulations among other things specify the procedures for the origination, the underwriting, the licensing of wholesale brokers, quality review audits and the amounts that can be charged to borrowers for all FHA and VA loans. Each year the Company must have an audit by an independent CPA firm to check for compliance under these regulations. In addition to the government regulations, the Company must meet various loan requirements of investors who purchase the loans before the loan can be sold to the investors.

Income Taxes

The Company's insurance subsidiaries, effective January 1,
1984, are taxed under the Life Insurance Company Tax Act of
1984. Pursuant thereto, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions, reserves for future policyholder benefits (with modifications), and a small life insurance company deduction (up to 60% of life insurance company taxable income). The Company may be subject to the corporate Alternative Minimum Tax (AMT).
The exposure to AMT is primarily a result of the small life insurance company deduction. Also, under the Tax Reform
Act of 1986, distributions in excess of shareholder's surplus account or significant decrease in life reserves will result in taxable income.

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


Since 1990, the Company's life insurance subsidiaries have computed their life insurance taxable income after establishing a provision representing a portion of the costs of acquisition of such life insurance business. The effect of the provision is that a certain percentage of the Company's premium income is characterized as deferred expenses and recognized over a five to ten year period.

The Company's non-life insurance company subsidiaries are taxed in general under the regular corporate tax provisions. For taxable years beginning January 1, 1987, the Company may be subject to the Corporate Alternative
Minimum Tax and the proportionate disallowance rules for installment sales under the Tax Reform Act of 1986.

Competition

The life insurance industry is highly competitive. There are approximately 2,000 legal reserve life insurance companies in business in the United States. These insurance companies differentiate themselves through marketing techniques, product features, price and customer service. The Company's insurance subsidiary competes with a large number of insurance companies, many of which have greater financial resources, a longer business history, and a more diversified line of insurance coverage than the Company. In addition, such companies generally have a larger sales force. Further, many of the companies with which the Company competes are mutual companies which may have a competitive advantage because all profits accrue to policyholders. Because the Company is small by industry standards and lacks broad diversification of risk, it may be more vulnerable to losses than larger, better established companies. The Company believes that its policies and rates for the markets it serves are generally competitive.

The cemetery and mortuary business is also highly competitive. In the Salt Lake and Phoenix areas in which the Company competes, there are a number of cemeteries and mortuaries which have longer business histories, more established positions in the community and stronger financial positions than the Company. In addition, some of the cemeteries with which the Company must compete for sales are owned by municipalities and, as a result, can offer lower prices than can the Company. The Company bears the cost of a pre-need sales program that is not incurred by those competitors that do not have a pre-need sales force. The Company believes that its products and prices are generally competitive with those in the industry.

The mortgage loan business is highly competitive with several mortgage companies and banks in the same geographic area in which the Company is operating which have longer business histories and more established positions in the community. The refinancing market is particularly vulnerable to changes in interest rates.

Employees

As of December 31, 1995, the Companies employ 122 full-time and 33 part-time employees.

Item 2.  Properties

The following table sets forth the location of the Company's office facilities and certain other information relating to these properties.



                                                      Approximate
                                           Owned        Square
   Location                Function       Leased        Footage
-------------------    --------------    ---------   --------------
 5300 So. 360 West      Corporate
 Salt Lake City, UT     Headquarters      Owned(1)      33,000

 3636 No. 15th Ave.     District          Owned          3,000
 Phoenix, AZ             Sales Office

 1603 Thirteenth St.    District          Owned(2)       5,000
 Lubbock, TX             Sales Office



 (1) As of December 31, 1995, this facility was subject to a mortgage of approximately $1,192,000. The Company leases an additional 15,616 square feet of the facility to unrelated third parties for approximately
      $205,000 per year, under leases which expire at various dates after 1995.

 (2) The Company leases an additional 2,766 square feet of the facility to unrelated third parties for approximately $12,600 per year, under leases which expire at various dates after 1995.

The Company believes the office facilities it occupies are in good operating condition, are adequate for current operations and has no plan to build or acquire additional office facilities. The Company believes its office facilities are adequate for handling business in the foreseeable future.

The following table summarizes the location and acreage of the six Company owned cemeteries:



                                                           Net Saleable Acreage
                                                             Acres
                                                            Sold as    Total
Name of                     Date    Developed    Total     Cemetery  Available
Cemetery      Location    Acquired  Acreage(1)  Acreage(1) Spaces(2) Acreage(1)
---------    ----------  --------- ----------- ----------- --------- ----------
Memorial Estates, Inc.:

 Lakeview
 Cemetery(3)    1700 E.
                  Lakeview Dr.
                Bountiful,
                  UT        1973         6          40           4          36

 Mountain View
 Cemetery(3)    3115 E.
                 7800 So.
                Salt Lake City,
                  UT        1973        26          54          14          42

 Redwood
 Cemetery(3)(5) 6500 So.
                 Redwood Rd.
                 West Jordan,
                   UT       1973        40          78          27          51

Holladay Memorial
 Park(4)(5)     4800 So.
                 Memory Lane
                  Holladay,
                   UT       1991         6          13           4           9

Lakehills
 Cemetery(4)    10055 So. State
                Sandy, UT   1991        12          42           6          36

Singing Hills Memorial
 Park(6)        2798 Dehesa Rd.
                El Cajon,
                  CA        1995         0          35           0          35




 (1) The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company's inspection of the cemeteries.
 (2) Includes spaces sold for cash and installment contract sales.
 (3) As of December 31, 1995, there were mortgages of approximately $260,000 collateralized by the property and facilities at Memorial Estates
       Lakeview, Mountain View and Redwood Cemeteries, of which approximately $121,000 was held by Security
       National Life.
 (4) As of December 31, 1995, there were mortgages of approximately $2,197,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park,
       Lakehills Cemetery and Colonial Mortuary.
 (5)   This cemetery includes two granite mausoleums.
 (6) As of December 31, 1995, there was a mortgage of approximately $912,000 collateralized by the property.

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the thirteen Company owned mortuaries:


 Name of                               Date      Viewing               Square
 Mortuary        Location            Acquired    Room(s)   Chapel(s)   Footage
-----------     ----------         -----------  ---------  ---------  ---------
Memorial
   Mortuary    5850 South 900 East
               Salt Lake City, UT      1973         3         1         20,000

Memorial Estates, Inc.:

 Redwood
   Mortuary     6500 South Redwood Rd.
                West Jordan, UT        1973         2         1         10,000

 Mountain View
  Mortuary      3115 East 7800 South
                Salt Lake City, UT     1973         2         1         16,000

 Lakeview
  Mortuary      1700 East Lakeview Dr. 1973         0         1          5,500
                Bountiful, UT

Paradise Chapel
  Funeral Home  3934 East Indian
                School Road
                Phoenix, AZ             1989         2         1         9,800

Deseret Memorial, Inc.:

 Colonial
   Mortuary(2)  2128 South State St.
                Salt Lake City, UT      1991         1         1         14,500

 Deseret
   Mortuary(2)  36 East 700 South
                Salt Lake City, UT      1991         2         2         36,300

 Lakehills
   Mortuary     10055 South State St.
                Sandy, UT               1991         2         1         18,000

Cottonwood
  Mortuary(2)   4670 South Highland Dr.
                Salt Lake City, UT      1991         2         1         14,500

Camelback Sunset
  Funeral Home(1)  301 West Camelback Rd.
                   Phoenix, AZ          1994         2         1         11,000


  Name of                             Date      Viewing               Square
 Mortuary           Location        Acquired    Room(s)   Chapel(s)   Footage
----------         ----------      ----------  ---------  ---------  ---------
Greer-Wilson:

 Greer-Wilson
  Funeral Home   5921 West Thomas Road
                  Phoenix, AZ         1995         2         2         25,000

 Tolleson
  Funeral Home   9386 West VanBuren
                  Tolleson, AZ        1995         1         1          3,460

 Avondale
  Funeral Home   218 North Central
                  Avondale, AZ        1995         1         1          1,850



  (1) As of December 31, 1995, there were mortgages of approximately $543,000 collateralized by the property and facilities of Camelback Sunset Funeral
        Home.
  (2) As of December 31, 1995, there were mortgages of approximately $2,197,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park,
        Lakehills Cemetery and Colonial Mortuary.

Item 3.  Legal Proceedings
--------------------------
The Company and its wholly-owned subsidiary, Greer-Wilson
Funeral Home, Inc. ("Greer-Wilson"), have been named as parties in the action of In Re the Marriage of Ann Marie
Wilson, Arizona Superior Court, Maricopa County, No. DR95-
02128. This is a dissolution (divorce) action between Scott Wilson, a former employee of Greer-Wilson and Ann
Wilson. Both the Company and Greer-Wilson are named as co-respondents.

In 1991, Scott Wilson entered into a stock agreement with Page Greer and Patricia Greer which, among other things, provided for a certain percentage of stock which could be acquired by Scott Wilson from Page and Patricia Greer. No stock was ever transferred to Scott Wilson. On March 8, 1995, Greer-Wilson issued 97,800 shares of common stock to the Company pursuant to a Stock Issuance Agreement. There is also a pledge of Page and Patricia Greer's stock to the Company securing a note. On or about that date, other agreements were also executed, including Scott Wilson confirming that he owned no stock of Greer-Wilson and releasing any claims he may have pursuant to the 1991 stock agreement.

In her dissolution action, Ann Wilson is claiming that she has an ownership interest in Greer-Wilson by virtue of community property rights related to the 1991 stock agreement involving her husband Scott Wilson. It appears that Ann Wilson asserts that Scott Wilson owned 40% of Greer-Wilson. She is seeking to enforce community rights pursuant to said stock agreement and to invalidate actions contrary thereto by Scott Wilson which took place after an injunction was put in place including Scott Wilson's release of claims.

The litigation is in the early stages. Ann Wilson has not yet sufficiently defined her claims to permit a complete determination of the Company's potential exposure or that of Greer-Wilson but it appears that there are good defenses and a good position to limit exposure. It is the intention of the Company and Greer-Wilson to vigorously defend this matter.

The Company and its subsidiaries are not parties to any other legal proceedings outside the ordinary course of the Company's business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company or its business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
         None

                              PART II

Item 5.  Market for the Registrant's Common Stock and Related Security
-----------------------------------------------------------------------
         Holder Matters
         --------------

The Company's Class A Common Stock trades on the Nasdaq
National Market under the symbol "SNFCA."  Prior to August
13, 1987, there was no active public market for the Class
A and Class C Common Stock. During the recent years there have been occasional trading of Class A and Class C Common
Stock by brokerage firms in the over-the-counter market.
The following are the high and low sales prices for Class
A Common Stock as reported by Nasdaq.


Period (Calendar Year)                          Price Range
                                               High        Low
         1994
           First Quarter . . . . . . . . . . 3 3/8        2 5/8
           Second Quarter. . . . . . . . . . 4 1/2        2 7/8
           Third Quarter . . . . . . . . . . 4 1/2            4
           Fourth Quarter. . . . . . . . . . 4 3/4            4

         1995
           First Quarter . . . . . . . . . . 4 1/2        3 7/8
           Second Quarter. . . . . . . . . . 4 1/4        3 1/4
           Third Quarter . . . . . . . . . . 5 1/2        3 1/2
           Fourth Quarter. . . . . . . . . . 5 3/8        4 5/8

The Class C Common Stock is not actively traded, although there are occasional transactions in such stock by brokerage firms. (See Note 11 to the Consolidated Financial
Statements.)

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common
Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C Common Stock was paid in the years 1989 through 1995.

As of March 1, 1996, there were 5,129 record holders of Class A Common Stock and 187 record holders of Class C
Common Stock.

Item 6.  Selected Financial Data - The Company and Subsidiaries (Consolidated)
-----------------------------------------------------------------------------
The following selected financial data for each of the five years in the period ended December 31, 1995, are derived from the audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Consolidated Statement of Earnings Data:

                                      Year Ended December 31,
                          ---------------------------------------------
                      1995(4)     1994       1993(2)       1992      1991(1)
                    ---------   -------    ----------   ---------   --------
Revenue
-------
Premiums           $5,853,000  $4,945,000  $4,933,000  $ 4,630,000 $ 5,684,000
Net investment
  income            6,680,000   4,121,000   3,473,000    3,567,000   9,209,000
Net mortuary and
  cemetery income   8,238,000   5,888,000   6,085,000    5,741,000   4,054,000
Realized gains on
  investments         333,000     384,000     780,000      583,000       4,000
Provision for losses
  on investments        --         --         (28,000)    (142,000)    (85,000)
Gain on sale of
  subsidiary            --         --           --           --      2,586,000
Mortgage fee
  income            4,943,000   1,170,000     788,000        --           --
Other                  71,000     153,000     465,000      354,000     597,000
                  ----------- ----------- -----------  -----------  -----------
Total revenue     $26,118,000 $16,661,000 $16,496,000  $14,733,000  $22,049,000
                  ----------- ----------- -----------  -----------  -----------
Expenses
--------
Policyholder
  benefits          6,169,000   4,036,000   4,420,000    3,901,000    8,873,000
Amortization of
  deferred policy
  acquisition
   costs            1,180,000     767,000     943,000      729,000    1,323,000
General and admini-
  strative
   expense         12,988,000   8,064,000   7,098,000    6,629,000    6,915,000
Interest expense    1,208,000     692,000     675,000      601,000      602,000
Cost of goods &
  services mortuary
   & cemetery       2,314,000   1,767,000   1,890,000    1,907,000    1,659,000
                  ----------- -----------  ----------  -----------  -----------
Total benefits &
  expenses         23,859,000  15,326,000  15,026,000   13,767,000   19,372,000
                  ----------- ----------- -----------  -----------  -----------
Income before
  income tax
   expense          2,259,000   1,335,000   1,470,000      966,000    2,677,000
Income tax (expense)
  benefit            (728,000)   (302,000)   (388,000)       8,000     (141,000)
Minority interest in
  loss of subsidiary   20,000       7,000       2,000        1,000       29,000
                  ----------- ----------- -----------  -----------  -----------
Net income        $ 1,551,000 $ 1,040,000 $ 1,084,000  $   975,000  $ 2,565,000
                  =========== =========== ===========  ===========  ===========

Earnings per common
  equivalent of Class
  A Common Stock (fully
   diluted):
Net income             $0.42       $0.31       $0.35        $0.33         $0.85
                   =========   =========   =========   ==========    ==========
Average common
  equivalent shares
   outstanding     3,686,000   3,350,000   3,131,000    2,998,000     2,979,000


Item 6. Selected Finanial Data - The Company and Subsidiaries (Consolidated) (Continued)

Balance Sheet Data:


                                                December 31,
                           ----------------------------------------------------
                       1995(4)     1994(3)      1993(2)      1992     1991(1)
                    -----------  ----------   -----------  --------  ---------
Assets
Investments and
  restricted
    assets      $ 80,815,000 $ 74,835,000  $47,692,000  $42,701,000 $42,711,000
Cash               7,710,000    2,061,000    6,831,000    6,120,000   1,778,000
Receivables       24,177,000    4,638,000    4,084,000    3,793,000   4,478,000
Other assets      25,511,000   22,224,000   17,314,000   17,941,000  18,229,000
                ------------ ------------  -----------  ----------- -----------
Total Assets    $138,213,000 $103,758,000  $75,921,000  $70,555,000 $67,196,000
                ============ ============  ===========  =========== ===========

Liabilities
Policyholder
  benefits      $ 76,868,000 $ 61,896,000  $38,605,000  $35,665,000 $32,841,000
Notes & contracts
  payable         27,129,000   10,210,000    8,095,000    7,665,000   8,578,000
Cemetery & mortuary
  liabilities      6,078,000    6,603,000    6,511,000    6,430,000   5,962,000
Other liabilities  6,219,000    5,070,000    3,876,000    3,170,000   2,983,000
                ------------  -----------  -----------  ----------- -----------
Total
 liabilities     116,294,000   83,779,000   57,087,000   52,930,000  50,364,000
                ------------  -----------  -----------  ----------- -----------
Stockholders'
   equity         21,919,000   19,979,000   18,834,000   17,625,000  16,832,000
                ------------  -----------  -----------  ----------- -----------
Total Liabilities and
  Stockholders'
    Equity      $138,213,000 $103,758,000  $75,921,000  $70,555,000 $67,196,000
                ============ ============  ===========  =========== ===========


   (1)   Only includes Cottonwood Mortuary, Inc., and Holladay Memorial Park,
         Inc. for three months ended December 31, 1991, and Investors Equity
         Life Ins. Co. for the first five months of 1991.

   (2) Only includes Security National Mortgage Company for the five months ended December 31, 1993.

   (3)   Reflects the acquisition of Capital Investors Life as of December 31,
         1994, and Camelback Sunset Funeral Home as of January 1, 1994.

   (4) Only includes Evergreen Memorial Park for the first eleven months of 1995 and the assets and liabilities of Civil Service Employees Life
         Insurance Company as of December 31, 1995.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

Overview

The Company's operations over the last three years generally reflect four trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies, annuities, and limited pay accident policies;
(ii) decreased general and administrative costs as a percentage of revenue through efforts to reduce operating costs and through eliminating unnecessary duplication of costs at acquired companies; (iii) emphasis on high margin cemetery and mortuary business; and (iv) capitalizing on the strong economy in the intermountain west by originating and refinancing mortgage loans.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

The following schedule summarizes the effect the acquisition of Capital Investors Life Insurance Company and Greer-Wilson Funeral Home had on the Consolidated Statements of Operations for the year ended December 31, 1995.


                                                     Consolidated
                                                      Without the
                                                       Effects of
                                                         Capital
                               Capital                 Investors
                              Investors     Greer-      Life and
                                Life        Wilson    Greer-Wilson
               Consolidated     1995         1995        1995     Consolidated
                  1995       (Unaudited)  (Unaudited)  (Unaudited)    1994
              -------------  -----------  ----------- ------------ -----------
REVENUES:
Insurance
   premiums
    and other
    considerations  $5,853,030 $  986,221  $    --      $ 4,866,809 $ 4,944,789
Net investment
   income            6,679,704  1,945,066      718        4,733,920   4,120,917
Realized gains
  on investments
   and other assets    332,648      --         --           332,648     383,637
Net mortuary and
  cemetery income    8,238,347      --      1,518,156     6,720,191   5,887,726
Mortgage fee income  4,943,103      --         --         4,943,103   1,170,456
Other                   71,519     13,852      10,880        46,787     153,042
                   ----------- ----------  ----------   ----------- -----------
  Total Revenues   $26,118,351 $2,945,139  $1,529,754   $21,643,458 $16,660,576

BENEFITS AND EXPENSES:
Death benefits       2,193,232    541,051      --         1,652,181   1,663,475
Surrenders and other
  policy benefits    2,161,605  1,376,756      --           784,849     903,603
Increase in future
  policy benefits    1,813,881   (463,661)     --         2,277,542   1,469,029
Amortization of
  deferred policy
  acquisition costs
   and cost of
   insurance
    acquired         1,179,510    256,744      --            922,766    766,658
General and administrative expenses:
  Commissions        3,792,408     59,517      1,548       3,731,343  1,257,043
  Salaries           3,611,993      --       304,083       3,307,910  2,937,993
  Other              5,583,502    354,835    420,043       4,808,624  3,868,508
Interest expense     1,208,346      --       124,535       1,083,811    692,675
Cost of mortuaries
  and cemeteries
  goods and services
    sold             2,314,410      --       446,516       1,867,894  1,766,532
                   -----------  ---------  ---------     ----------- ----------
    Total benefits
      and expenses  23,858,887  2,125,242  1,296,725      20,436,920 15,325,516
                  ------------ ---------- ----------     ----------- ----------
Earnings before
  income taxes    $ 2,259,464  $  819,897 $  233,029     $ 1,206,538 $1,335,060
                  ===========  ========== ==========     =========== ==========


The following management's discussion and analysis for the year ended December 31, 1995 excludes the acquisition of Capital Investors Life Insurance Company and Greer-Wilson Funeral Home.

Results of Operations

1995 Compared to 1994

Total revenues increased $4,983,000, or 30% from $16,661,000 for fiscal 1994, to $21,644,000 for fiscal
1995. Contributing to this increase in total revenues was a $613,000 increase in net investment income, an $832,000 increase in mortuary and cemetery sales, and a $3,773,000 increase in mortgage fee income.

Net investment income increased by $613,000 from $4,121,000 in 1994, to $4,734,000 in 1995. This increase was primarily attributed to the life insurance company and the mortuaries and cemeteries participation in warehousing many of the mortgage loans generated by Security National
Mortgage Company ("Security National Mortgage").

Realized gains on investments and other assets decreased by $51,000, from $384,000 in 1994 to $333,000 for 1995. The
1994 amount included the results of the sale of 13.45 acres of land deemed not suitable for cemetery development at Lakeview Cemetery. The net gain on the sale of the land after deducting the original cost of the land and related fees was approximately $278,000. In 1995 an agreement was entered into in which the Company's remaining interest in Evergreen Memorial Park was sold to an Ogden based mortuary. The net gain on the sale of Evergreen Memorial
Park was approximately $206,000. The remaining decrease in realized gains on investments and other assets was a result of fewer bond redemptions during 1995.

Net mortuary and cemetery income increased by $832,000, from $5,888,000 in 1994 to $6,720,000 in 1995. This increase was the result of a $242,000 increase in mortuary sales and $590,000 increase in cemetery sales for 1995.

Mortgage fee income was increased by $3,773,000 from $1,171,000 in 1994 to $4,944,000 in 1995. This increase was the result of lower interest rates during 1995 which increased the opportunity for refinancing and loan origination. In addition, a strong economy, and an increased demand for housing in the intermountain area has created activity for loan originations.

Total benefits and expenses were $23,858,000 for 1995, which constituted 91% of the Company's total revenues, as compared to $15,326,000, or 92% of the Company's total revenues for 1994.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by $678,000, from $4,036,000 in 1994 to $4,715,000 in 1995. This increase was due to primarily to three factors: the number of policies in force have increased from 1994 to 1995; the block of business continues to age; and the mix of policies issued has changed to limited pay policies over whole life policies.

Amortization of deferred policy acquisition costs and cost of insurance acquired increased by $156,000, from $767,000 in 1994 to $923,000 in 1995. This increase was primarily due to the maturing of the policies in force.

General and administrative expenses increased by $3,784,000, from $8,064,000 in 1994 to $11,848,000 in 1995.

This increase was primarily due to an increase in commission expenses and general operating expenses.
Commission expenses increased $2,474,000, from $1,257,000 in 1994 to $3,731,000 in 1995. This increase is due to an increase in business activities of Security National
Mortgage and the Company's cemetery operations. Other general and administrative expenses also increased
$940,000, from $3,869,000 to $4,809,000.  This increase was
also due to the increased activity of Security National
Mortgage.  Salary expense increased $370,000 for the year
1995 as compared to 1994, primarily due to the additional administrative personnel required at the corporate level to meet the needs of the newly acquired companies, which include Capital Investors Life Insurance Company and Greer-
Wilson Funeral Home, and the additional activities of Security National Mortgage.

Interest expense increased by $391,000, from $693,000 to $1,084,000. This increase was primarily due to the interest on the debt incurred as a result of the acquisition of Capital Investors Life which was completed in December 1994.

Cost of the mortuary and cemetery goods and services sold was consistent with the products sold during 1995.

1994 Compared to 1993

The Company's total revenues increased by $164,000 (1.0%), from $16,496,000 in fiscal 1993, to $16,660,000 in fiscal
1994. Contributing to this increase in total revenues was a $648,000 increase in investment income and a $70,000 increase in mortgage fee income and other.

Net investment income increased by $648,000, from $3,473,000 in 1993, to $4,121,000 in 1994. This increase was attributable to the Company's emphasis on investing its cash and short-term investments in high-yielding or longer term investments.

Realized gains on investments decreased by $396,000, from $780,000 in 1993 to $384,000 in 1994. The 1994 amount included the results of the sale of 13.45 acres of land deemed not suitable for cemetery development at Lake View
Cemetery. In August 1994, an agreement was reached for the sale of the land to Temple Ridge Development Company for $515,000. The net gain on the sale of the land, after deducting the original cost of the land and related fees, was approximately $278,000.

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

Net mortuary and cemetery income decreased by $197,000, from $6,085,000 in 1993 to $5,888,000 in 1994. This decrease was primarily related to a $299,000 reduction in pre-need sales at Holladay Cottonwood Memorial Foundation.
This decrease was partially offset by the additional sales of the Company's other mortuaries, particularly Camelback
Sunset Funeral Home, which was acquired in January 1994.

Mortgage fee income and other increased by $71,000, from $1,253,000 in 1993 to $1,324,000 in 1994. This increase was due to $382,000 in additional revenues that were generated by Security National Mortgage, which was formed as a wholly-owned subsidiary of the Company in July 1993, for the purpose of originating and refinancing mortgage loans. Partially offsetting the additional revenues that were realized in 1994 from Security National Mortgage was a $174,000 reduction in revenues from Bonneville Limousine.
The higher level of revenues from Bonneville Limousine in 1993 reflected the increased limousine services from the NBA Allstar Game, which was held in Salt Lake City in 1993.
There was also a $75,000 reduction in 1994 due to the termination of a computer services agreement. The Company had provided computer services to a third-party in 1993 under a computer services agreement but these services were not provided in 1994.

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

Cost of mortuary and cemetery goods and services decreased by $123,000, from $1,890,000 in 1993 to $1,767,000 in 1994.
This decrease was primarily due to a reduction in pre-need sales at Holladay Cottonwood Memorial Foundation.

Liquidity and Capital Resources

The Company's life insurance subsidiary and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business from interest and dividends on invested assets, and from the proceeds from the maturity of held-to-maturity investment, or sale of other investments. The mortgage subsidiary realizes cash flow from fees generated by originating and refinancing mortgage loans and interest earned on mortgages sold to investors. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities which generally are long-term and adequate to pay current policyholder claims, annuity payments, expenses on the issuance of new policies, the maintenance of existing policies, debt service, and to meet operating expenses.

The Company attempts to match the duration of invested assets with its policyholder and cemetery and mortuary liabilities. The Company may sell investments other than those held to maturity in the portfolio to help in this timing; however, to date, that has not been necessary. The
Company purchases short-term investments on a temporary basis to meet the expectations of short-term requirements of the Company's products. The Company's investment philosophy is intended to provide a rate of return which will persist during the expected duration of policyholder and cemetery and mortuary liabilities regardless of future interest rate movements.

The Company's investment policy is to invest predominately in fixed maturity securities and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiary. Bonds owned by the insurance subsidiary amounted to $51,143,000, at amortized cost as of December 31, 1995 compared to $39,398,000 at amortized cost as of December 31, 1994 This represents 66% of the total insurance related investments in 1995 as compared to 54% in 1994. Generally all bonds owned by the life insurance company are rated by the National Association of Insurance
Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At December 31, 1995, 3.61% ($1,851,000) and at December 31, 1994, 4.8%
($1,893,000) of the Company's total invested assets were invested in bonds in rating categories three through six which are considered non-investment grade.

Based on preliminary information, the Company plans to hold its fixed income securities, including high-yield securities, in its portfolio to maturity. Business conditions, however, may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating high-yielding longer term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At
December 31, 1995 and 1994, the life subsidiary exceeded the regulatory criteria.

Shareholders' equity as a percent of assets is one measure of capital strength. At December 31, 1995 the Company's ratio decreased to 16% down from 19% at December 31, 1994.
This decrease is primarily due to the mortgage company acting as a warehouse, by financing the mortgage loans through bank debt, and then selling them to investors within 45 days, and repaying the debt. This transaction results in a receivable for mortgage loans sold to investors which are offset by a bank loan payable.
Computation of the ratio without this transaction results in the Company's debt to total assets at 11% in 1995 and 10% in 1994 and the Company's equity to total assets to 18% in 1995 and 19% in 1994.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1995 was 10.5%, as compared to a rate of 8% in 1994.

In February 1995, the Company purchased approximately 100 acres of real property (the "Property") located in San
Diego, California; approximately 35 acres of which will be used for the development of a cemetery. The purchase price of the property was $1,062,000, $100,000 of which was paid in cash and the balance of $1,062,000, together with interest thereon at the rate of nine percent per annum, to be paid in 12 monthly payments of $5,000, thereafter in equal monthly payments of $10,000; however, interest does not accrue on any part of the principal balance until February 3, 1996. A principal payment of $100,000 was made in December 1995. The Company has obtained approval from the federal government and the California Cemetery Board to operate a cemetery on the property. The development of the cemetery will be financed internally. Initial development of 35 acres to operate as a cemetery is estimated to cost approximately $560,000.

In November 1995, the Company entered into a purchase sale agreement with Myers Mortuary for the sale of the Company's
65% interest in Evergreen Memorial Partnership and the Company's 50% interest in Evergreen Management Corporation.
As consideration for the sale of these entities, Myers
Mortuary paid $746,123 in satisfaction of the indebtedness that Evergreen Memorial Partnership owes to the Company.
Myers Mortuary has also agreed to pay $200,000 to the Company in four equal annual installments of $50,000, beginning as of October 31, 1996. In addition, Myers
Mortuary will pay a $10.00 royalty to the Company for each adult space sold in Evergreen Memorial Park over the next ten years, beginning as of January 1, 1996.

In December 1995, the Company purchased all of the outstanding shares of common stock of Civil Service
Employees Life Insurance Company ("CSE Life") from Civil
Service Employees Insurance Company for a total cost of $5,200,000, which included a promissory note in the amount of $1,063,000. Interest on the promissory note accrues at 7% per annum. Principal payments are to be made in seven equal annual installments of $151,857, beginning on December 29, 1996. Accrued interest will be payable annually beginning on December 29, 1996.

In March 1995, the Company purchased 97,800 shares of common stock of Greer-Wilson Funeral Home, Inc., ("Greer-
Wilson") representing 97.8% of the total issued and outstanding shares of common stock of Greer-Wilson for a total consideration of $1,218,000, which included a note to the former owners for $588,000.

At December 31, 1995, $9,473,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's insurance subsidiary.
The life subsidiary cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                          Page No.
Financial Statements:

   Report of Independent Auditors. . . . . . . . . . . . . . 32

   Consolidated Balance Sheets, December 31,
   1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . 33

   Consolidated Statements of Earnings,
   Years Ended December 31, 1995, 1994,
   and 1993. . . . . . . . . . . . . . . . . . . . . . . . . 35

   Consolidated Statements of Stockholders'
   Equity, Years Ended December 31, 1995, 1994
   and 1993. . . . . . . . . . . . . . . . . . . . . . . . . 36

   Consolidated Statements of Cash Flows,
   Years Ended December 31, 1995, 1994 and
   1993  . . . . . . . . . . . . . . . . . . . . . . . . . . 37

   Notes to Consolidated Financial
   Statements. . . . . . . . . . . . . . . . . . . . . . . . 39

Financial Statement Schedules:

I.  Summary of Investments -- Other than
    Investments in Related Parties . . . . . . . . . . . . . 64

II. Condensed Financial Information of
    Registrant . . . . . . . . . . . . . . . . . . . . . . . 65

IV. Reinsurance. . . . . . . . . . . . . . . . . . . . . . . 71

V.  Valuation and Qualifying Accounts and
    Reserves . . . . . . . . . . . . . . . . . . . . . . . . 72


All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                 REPORT OF INDEPENDENT AUDITORS


Board of Directors
Security National Financial Corporation:

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries as of December 31, 1995, and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also include the financial statement schedules listed in the Index at
Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National
Financial Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



ERNST & YOUNG LLP

Salt Lake City, Utah
March 15, 1996


                   SECURITY  NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                      December 31,
Assets:                                        1995                   1994
-------                                     ---------             -----------
Investments (Note 2):
Fixed maturity securities
    held to maturity, at amortized
    cost (market $52,528,726 and
    $38,695,480 for 1995 and 1994)         $51,143,361           $39,397,628
Equity securities available for sale,
    at market (cost $4,071,936 and
    $3,927,923 for 1995 and 1994)            4,556,565            4,149,713
Mortgage loans on real estate               10,434,844           13,857,729
Real estate, net of accumulated
    depreciation of $1,560,106
    and $1,262,853 for 1995 and 1994         7,669,296            7,586,650
Policy loans                                 3,007,596            2,670,989
Other loans                                    294,165              677,334
Short-term investments                         722,593            4,013,296
                                          ------------          -----------
    Total insurance related investments     77,828,420           72,353,339
Restricted assets of cemeteries
 and mortuaries (Note 7)                     2,986,658            2,482,068
Cash                                         7,710,155            2,060,876
Receivables:
 Trade contracts                             5,552,888            4,985,615
 Mortgage loans sold to investors           19,839,657              823,564
 Receivable from agents                        471,937              463,040
 Other                                         623,628              289,284
                                          ------------         ------------
    Total receivables                       26,488,110            6,561,503
 Allowance for doubtful accounts            (2,311,450)          (1,923,808)
                                          ------------         ------------
 Net receivables                            24,176,660            4,637,695
Land and improvements held for sale          7,568,016            6,920,208
Accrued investment income                    1,113,945              996,845
Deferred policy acquisition costs            4,509,974            4,768,284
Property, plant and equipment, net (Note 4)  6,432,615            4,899,873
Cost of insurance acquired (Note 3)          4,007,804            3,580,964
Excess of cost over net assets
 of acquired subsidiaries                    1,461,025              718,391
Other                                          417,409              339,714
                                          ------------         ------------
    Total Assets                          $138,212,681         $103,758,257
                                          ============         ============


See accompanying notes to consolidated financial statements.


                    SECURITY  NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                                                     December 31,
                                              1995                   1994
                                           --------                -------
Liabilities:
Future life, annuity, and other
 policy benefits                          $76,867,685          $61,895,251
Line of credit for financing
 of mortgage loans (Note 5)                14,468,354                --
Bank loans payable (Note 5)                 7,485,391            7,440,576
Notes and contracts payable (Note 6)        5,175,317            2,768,546
Estimated future costs of pre-need sales    6,065,875            6,284,421
Payable to endowment care fund (Note 7)        12,520              319,336
Accounts payable                            1,193,859              574,406
Other liabilities and accrued expenses      2,402,842            2,624,882
Income taxes (Note 8)                       2,622,245            1,872,294
                                         ------------          -----------
    Total Liabilities                     116,294,088           83,779,712

Commitment and contingencies (Note 9)

Stockholders' Equity (Note 11):
Common stock:
    Class A: $2 par value, authorized
      10,000,000 shares, issued 3,819,415
      shares in 1995 and 3,558,406 shares
      in 1994                              7,638,830            7,116,814
    Class C: $0.40 par value, authorized
      7,500,000 shares, issued 2,388,040
      shares in 1995 and 2,275,045 shares
      in 1994                                955,216              910,018
                                         -----------          -----------
 Total common stock                        8,594,046            8,026,832
Additional paid-in capital                 7,879,578            7,214,061
Unrealized appreciation of investments       484,629              221,790
Retained earnings                          6,759,972            6,154,694

Treasury stock at cost (598,614 Class
    A shares and 25,495 Class C shares
    in 1995; 532,015 Class A shares and
    24,281 Class C shares in 1994, held
    by affiliated companies)              (1,799,632)          (1,638,832)
Total Stockholders' Equity                21,918,593           19,978,545
                                         -----------         ------------
 Total Liabilities and Stockholders'
    Equity                              $138,212,681         $103,758,257
                                        ============         ============

See accompanying notes to consolidated financial statements.


                    SECURITY  NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES

                      Consolidated Statements of Earnings


                                             Year Ended December 31,
                                      1995            1994            1993
                                    -------         --------         -------
Revenue:
--------
 Insurance premiums and
  other considerations           $ 5,853,030      $ 4,944,789     $ 4,932,853
 Net investment income (Note 2)    6,679,704        4,120,917       3,473,374
 Net mortuary and cemetery sales   8,238,347        5,887,726       6,085,066
 Realized gains on investments
  and other assets (Note 2)          332,648          383,637         751,511
 Mortgage fee income               4,943,103        1,170,465         788,032
 Other                                71,519          153,042         465,320
                                 -----------      -----------     -----------
 Total revenue                    26,118,351       16,660,576      16,496,156

Benefits and expenses:
 Death benefits                    2,193,232        1,663,475       1,553,892
 Surrenders and other
   policy benefits                 2,161,605          903,603         860,925
 Increase in future policy
   benefits                        1,813,881        1,469,029       2,005,048
 Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired              1,149,510           766,658         943,387
 General and administrative
   expenses:
  Commissions                     3,792,408         1,257,043       1,183,997
  Salaries                        3,611,993         2,937,993       2,434,934
  Other                           5,613,502         3,868,508       3,479,279
 Interest expense                 1,208,346           692,675         675,103
 Cost of goods and services
    sold of the mortuaries
    and cemeteries                2,314,410        1,766,532         1,889,944
                                -----------      -----------       -----------
  Total benefits and expenses    23,858,887       15,325,516        15,026,509
                                -----------      -----------       -----------

Earnings before income taxes     2,259,464         1,335,060         1,469,647
Income tax expense (Note 8)       (728,000)         (302,218)         (388,100)
Minority interest in loss of
  subsidiary                        20,316             6,917             1,994
                               -----------       -----------       -----------
 Net earnings                  $ 1,551,780       $ 1,039,759       $ 1,083,541
                               ===========       ===========       ===========

Earnings per share                   $0.42             $0.31             $0.35
                                     =====             =====             =====

Weighted average
  outstanding common shares      3,686,000         3,350,000         3,131,000

See accompanying notes to consolidated financial statements.


                        SECURITY  NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARIES
                   Consolidated Statements of Stockholders' Equity


                                                  Additional
                            Class        Class     Paid-in        Unrealized
                              A            C       Capital       Appreciation
                         -----------   ---------  -----------    ------------
Balance at
 December 31,
   1992                 $ 6,313,216  $  845,259  $  6,611,989     $ 228,803

Net earnings
Stock dividends             315,686      41,015       112,141
Conversion Class
   C to Class A              17,622     (17,624)            2
Tender offer                  1,320         116           274
Surrendered
  Certificates               (2,208)      2,208
Change in
 unrealized
   appreciation                                                     123,609
                         ----------    ---------     --------      --------
Balance at
  December 31,
   1993                   6,645,636     868,766       6,726,614     352,412

Net earnings
Stock dividends             338,922      43,343         382,276
Conversion Class
   C to Class A               2,090      (2,091)              1
Stock issued                130,166                     105,170
Change in
  unrealized
   appreciation                                                    (130,622)
                       -------------  ----------     ----------    --------
Balance at
  December 31,
   1994                   7,116,814     910,018       7,214,061      221,790

Net earnings
Stock dividends             363,802      45,496         537,204
Conversion Class
   C to Class A                 298        (298)
Stock issued                157,916                     128,313
Purchase of
  treasury stock
Change in
  unrealized
   appreciation                                                     262,839
                      --------------   ---------      ----------   --------
Balance at
 December 31,
   1995                 $ 7,638,830  $  955,216    $  7,879,578    $ 484,629
                       ============  ==========    ============    =========



                       Retained        Treasury
                       Earnings         Stock          Total
                       --------        --------      --------
Balance at
 December 31,
   1992           $ 5,264,777         $(1,638,832)   $17,625,212

Net earnings        1,083,541                          1,083,541
Stock dividends      (468,824)
Coversion Class C
  to Class A
Tender offer                                            1,710
Surrendered
  Certificates
Change in
  unrealized
   appreciation                                      123,609
                 ------------        ---------     ---------
Balance at
  December 31,
    1993           5,879,476        (1,638,832)   18,834,072

Net earnings       1,039,759                       1,039,759
Stock dividends     (764,541)
Conversion Class C
  to Class A
Stock issued                                         235,336
Change in
  unrealized
   appreciation                                     (130,622)
                  ----------      -------------   ----------
Balance at
  December 31,
   1994            6,154,694       (1,638,832)    19,978,545

Net earnings       1,551,780                       1,551,780
Stock dividends     (946,502)
Conversion Class C
  to Class A
Stock issued                                         286,229
Purchase of
  treasury stock                     (160,800)      (160,800)
Change in
  unrealized
   appreciation                                      262,839
                 -----------      -----------     ----------
Balance at
  December 31,
    1995         $6,759,972       $(1,799,632)   $21,918,593
                 ==========       ===========    ===========


See accompanying  notes to consolidated financial statements.


                         SECURITY  NATIONAL FINANCIAL CORPORATION
                                   AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows


                                                   Year Ended December 31,
                                                1995         1994        1993
                                            ----------  -----------  ----------
Cash flows from operating activities:
   Net earnings                             $1,551,780  $1,039,759   $1,083,541
   Adjustments to reconcile net earnings
     to net cash (used in) provided by
         operating activities:
       Realized gains on investments
         and other assets                     (332,648)   (383,637)   (751,511)
       Depreciation                            719,903     565,777     557,558
       Provision for losses on accounts
         and loans receivable                  548,327      79,752     101,803
       Amortization of goodwill, premiums,
         and discounts                        (152,472)    (28,632)    (47,101)
       Income taxes                            749,951     302,218     388,100
       Policy acquisition costs deferred      (644,873)   (585,576)   (893,777)
       Policy acquisition costs amortized      903,183     758,443     931,457
       Cost of insurance acquired amortized    246,327       8,215      11,930
   Change in assets and liabilities net of
     effects from purchases and disposals
         of subsidiaries:
       Land and improvements held for sale  (1,401,165)    454,707      40,027
       Future life and other benefits        2,326,507   1,437,243   1,798,544
       Receivables for mortgage loans
          sold                            (19,016,093)    (823,564)       --
       Other operating assets and
         liabilities                       (1,212,085)     567,730     244,191
                                          -----------   ----------  ----------
           Net cash (used in) provided by
             operating activities         (15,713,358)   3,392,435   3,464,762

Cash flows from investing activities:
   Securities held to maturity:
       Purchases - fixed maturity
          securities                         (313,393)  (9,242,105) (4,028,098)
       Calls and maturities - fixed
         maturity securities                2,932,435    1,989,244  10,116,298
   Securities available for sale:
       Purchases - equity securities         (424,095)    (209,275)   (376,005)
       Sales - equity securities              388,021      235,484     266,921
   Purchases of short-term investments     (2,117,410)  (3,194,870) (1,730,231)
   Sales of short-term investments          5,408,113    9,584,611   5,190,692
   Purchases of restricted assets            (617,781)    (395,968)   (728,064)
   Mortgage, policy, and other loans made  (4,222,888)  (9,591,567)(14,508,184)
   Payments received for mortgage,
     policy, and other loans                8,100,070    6,268,626  10,880,677
   Purchases of property, plant,
     and equipment                           (263,055)  (1,545,167)   (178,229)
   Purchases of real estate                  (409,367)    (147,837) (2,629,918)
   Purchases of subsidiaries
     net of cash acquired                  (4,544,043)  (5,008,708)      --
   Other uses                                 (26,567)       --          --
                                          -----------  -----------  -----------
           Net cash provided by (used in)
             investing activities           3,890,040  (11,257,532) (4,645,063)


                          SECURITY  NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows (Continued)


                                          Year Ended December 31,
                                 1995              1994               1993
                               -------            -------            ------
Cash flows from financing activities:
   Annuity receipts             2,597,540        2,011,940        1,951,902
   Annuity withdrawals         (1,727,659)      (1,031,305)        (490,976)
   Repayment of bank loans
     and notes and contracts
     payable                   (1,554,154)      (1,768,985)      (1,211,827)
   Proceeds from borrowings
     on bank loans and notes
     and contracts payable      3,688,516        3,883,272        1,640,953
   Net increase in line of
    credit for financing of
    mortgage loans             14,468,354           --                --
   Other uses                     --                --                1,710
                             ------------      -----------      -----------
       Net cash provided by
         financing activities  17,472,597        3,094,922        1,891,792
                             ------------      -----------      -----------
Net increase (decrease)
   in cash                      5,649,279       (4,770,175)         711,491

Cash at beginning of year       2,060,876        6,831,051        6,119,560
                             ------------     ------------      -----------
Cash at end of year          $  7,710,155     $  2,060,876      $ 6,831,051
                             ============     ============      ===========

            SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993

1) Significant Accounting Principles

General Overview of Business

Security National Financial Corporation and its wholly-owned subsidiaries (the "Company") operates three main business segments; life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the intermountain west, California, Texas, and Oklahoma. The cemetery and mortuary segment of the Company consists of five cemeteries in Utah and one in California, and eight mortuaries in Utah and five mortuaries in Arizona. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction and existing homes and real estate projects primarily in the intermountain west.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which, for the life insurance subsidiary, differ from statutory accounting principles prescribed or permitted by regulatory authorities. The following is a description of the most significant risks facing the Company and how it mitigates those risks:

Legal/Regulatory Risk - the risk that changes in the legal or regulatory environment in which the Company operates will create additional expenses and/or risks not anticipated by the Company in developing and pricing its products. That is, regulatory initiatives designed to reduce insurer profits, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the consolidated financial statements. In addition, changes in tax law with respect to mortgage interest deductions or other public policy or legislative changes may affect the Company's mortgage sales. Also, the Company may be subject to further regulations in the cemetery/mortuary business.
The Company mitigates this risk by offering a wide range of products and by diversifying its operations, thus reducing its exposure to any single product or jurisdiction, and also by employing underwriting practices which identify and minimize the adverse impact of such risk.

Credit Risk - the risk that issuers of securities owned by the Company or mortgagors on mortgage loans on real estate owned by the Company will default or that other parties, including reinsurers and holders of cemetery/ mortuary contracts which owe the Company money, will not pay. The
Company minimizes this risk by adhering to a conservative investment strategy, by maintaining sound reinsurance and credit and collection policies and by providing for any amounts deemed uncollectible.

             SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993

Interest Rate Risk - the risk that interest rates will change which may cause a decrease in the value of the Company's investments or impair the ability of the Company to market its mortgage and cemetery/mortuary products.
This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. The Company mitigates this risk by charging fees for non-conformance with certain policy provisions, by offering products that transfer this risk to the purchaser, and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, the Company might have to borrow funds or sell assets prior to maturity and potentially recognize a gain or loss.

Mortality/Morbidity Risk - the risk that the Company's actuarial assumptions may differ from actual mortality/morbidity experience that may cause the Company's products to be underpriced, may cause the Company to liquidate insurance or other claims earlier than anticipated and other potentially adverse consequences to the business. The Company minimizes this risk through sound underwriting practices, asset/liability duration matching, and sound actuarial practices.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The estimates susceptible to significant change are those used in determining the liability for future policy benefits an claims, those used in determining valuation allowances for mortgage loans on real estate, and those used in determining the estimated future costs for pre-need sales. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company. The Company's wholly-owned subsidiaries at December 31, 1995, are as follows:

 *Capital Investors Life Insurance Company ("Capital
     Investors Life")
     Security National Life Insurance Company
     Civil Service Employees Life Insurance Company
  Memorial Estates, Inc.
  Memorial Mortuary
  Paradise Chapel Funeral Home
  Singing Hills Memorial Park
  Cottonwood Mortuary, Inc.
     Deseret Memorial
     Holladay Cottonwood Memorial Foundation
  Holladay Memorial Park
  Camelback Sunset Funeral Home, Inc.
  Security National Mortgage Company
  Greer-Wilson Funeral Home

             SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993

* In December 1995, Security National Life Insurance
Company and Civil Service Employees Life Insurance Company were merged into Capital Investors Life, with Capital
Investors Life as the surviving corporation.  In March
1996, the Company changed the name of the surviving corporation from Capital Investors Life to Security
National Life Insurance Company.

All significant intercompany transactions and accounts have been eliminated in consolidation.

In December 1995, the Company purchased all of the outstanding shares of common stock of Civil Service
Employees Life Insurance Company ("CSE Life") from Civil
Service Employees Insurance Company for total consideration of $5,200,000, which included a promissory note in the amount of $1,063,000. The acquisition was accounted for using the purchase method. Concurrent with the completion of the purchase of CSE Life, the Company merged CSE Life into Capital Investors Life. The assets and liabilities of CSE Life have been included in the Company's balance sheet at December 31, 1995. The results of operations of CSE
Life were not included in the consolidated financial statements of the Company for the year ended December 31, 1995, as the effective date for accounting purposes was December 31, 1995.

In March 1995, the Company purchased 97,800 shares of common stock of Greer-Wilson Funeral Home, Inc., ("Greer-
Wilson") representing 97.8% of the total issued and outstanding shares of common stock of Greer-Wilson for total consideration of $1,218,000, which included a note to the former owners for $588,000. The acquisition was accounted for using the purchase method. The assets and liabilities of Greer-Wilson have been included in the Company's balance sheet at December 31, 1995. The results of operation of Greer-Wilson for the nine months ended
December 31, 1995, were included in the consolidated financial statements of the Company. This acquisition resulted in an addition to excess of cost over net assets acquired of approximately $800,000.

The unaudited consolidated pro forma results of operations assuming consummation of these acquisitions as of January
1, 1994 are summarized as follows:

                                  Pro Forma
                            1995              1994
                          -------------------------
                            (In thousands except
                             earnings per share)

     Total Revenue          $28,130,000      $20,203,000
     Net earnings           $ 1,843,000      $ 1,564,000
     Earnings per share     $      0.50      $      0.47


             SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993

Investments

Investments are shown on the following basis:

Fixed maturity securities held to maturity - at cost, adjusted for amortization of premium or accretion of discount. Although the Company has the ability and intent to hold these investments to maturity, there could occur infrequent and unusual conditions in which it would sell certain of these securities. Those conditions would include unforeseen changes in asset quality, and significant changes in tax laws affecting the changes in regulatory capital requirements or permissible investments.

Equity securities available for sale - at fair value, which is based upon quoted trading prices. Changes in fair values net of income taxes are reported as unrealized appreciation or depreciation and recorded as an adjustment directly to stockholders' equity and, accordingly, have no effect on net income.

Mortgage loans on real estate - at unpaid principal balances, adjusted for amortization of premium or accretion of discount, less allowance for possible losses.

Real estate - at cost, less accumulated depreciation provided on a straight-line basis over the estimated useful lives of the properties, and net of allowance for impairment in value.

Policy and other loans - at the aggregate unpaid balances.

Short-term investments - consists of certificates of deposit and commercial paper with maturities of up to one year.

Restricted Assets of Cemeteries and Mortuaries - consists of cash, mortgage loans, and mutual funds carried at cost, fixed maturity securities carried at cost adjusted for amortization of premium or accretion of discount, and equity securities carried at fair value which is based upon quoted trading prices.

Realized gains and losses on Investments - realized gains and losses on investments, and declines in value considered to be other than temporary, are recognized in operations on the specific identification basis.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost.
Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets.


             SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993

Recognition of Insurance Premiums and Other Considerations

Premiums for traditional life insurance products (which include those products with fixed and guaranteed premiums and benefits and consist principally of whole life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies) are recognized as revenues when due from policyholders.
Revenues for interest-sensitive insurance policies (which include universal life policies, interest-sensitive life policies, deferred annuities and annuities without life contingencies) consist of policy charges for the cost of insurance, policy administration charges, and surrender charges assessed against policyholder account balances during the period.

Deferred Policy Acquisition Costs and Cost of Insurance Acquired

Commissions and other costs, net of commission and expense allowances for reinsurance ceded, that vary with and are primarily related to the production of new and renewal insurance business have been deferred. Deferred policy acquisition costs for traditional life insurance are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. For interest sensitive insurance products, deferred policy acquisition costs are being amortized generally in proportion to the present value of expected gross profits from surrender charges and investment, mortality and expense margins. This amortization is adjusted when estimates of current or future gross profits to be realized from a group of products are reevaluated. Deferred acquisition costs are written off when policies lapse or are surrendered.

Cost of insurance acquired is the present value of estimated future profits of the acquired business and is amortized similar to deferred policy acquisition costs.

Future Life, Annuity and Other Policy Benefits

Future policy benefit reserves for traditional life insurance are computed using a net level method, including assumptions as to investment yields, mortality, morbidity, withdrawals, and other assumptions based on the insurance subsidiaries' experience, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations. Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity. The range of assumed interest rates for all traditional life insurance policy reserves was 4.5% to 10% in 1995, 1994, and 1993. Benefit reserves for traditional limited-payment life insurance policies include the deferred portion of the premiums received during the premium-paying period; those deferred premiums are recognized in income over the life of the policies.
Policy benefit claims are charged to expense in the period that the claims are incurred. All insurance-related benefits and expenses are reported net of reinsurance ceded.


             SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993

Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.
Interest crediting rates for interest-sensitive insurance products ranged from 4% to 6.5% in 1995, 4% to 6.25% in 1994, and 4% to 7% in 1993.

Participating Insurance

Participating business constitutes 5%, 12%, and 11% of the ordinary life insurance in force for 1995, 1994 and 1993, respectively. The provision for policyholders' dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined annually by the Board of Directors.

Reinsurance

The Company follows the procedure of reinsuring risks in excess of $50,000. The Company is liable for those amounts in the event the reinsurers are unable to pay their portion of the claims.

The Company has entered into coinsurance agreements with unaffiliated insurance companies under which the Company assumed 100% of the risk for certain life insurance policies and certain other policy-related liabilities of the insurance company.

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


             SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993

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

The Company, through its mortuary and cemetery operations, provides a guaranteed funeral arrangement wherein a prospective customer can receive future goods and services at guaranteed prices. To accomplish this, the Company, through its life insurance operations, sells to the customer an increasing benefit life insurance policy that is assigned to the mortuaries. If, at the time of need, the policyholder/potential mortuary customer utilizes one of the Company's facilities, the guaranteed funeral arrangement contract that has been assigned will provide the funeral goods and services at the contracted price.
The increasing life insurance policy will cover the difference between the original contract prices and current prices. Risks may arise if the difference cannot be fully met by the life insurance policy. However, management believes that given current inflation rates and related price increases of goods and services, the risk of exposure is minimal.

Mortgage Operations

Mortgage company fee income is generated through the origination and refinancing of mortgage loans and is deferred until such loans are sold.

Excess of Cost Over Net Assets of Acquired Businesses

Previous acquisitions have been accounted for as purchases under which assets acquired and liabilities assumed were recorded at their fair values. The excess of cost over net assets of acquired subsidiaries is being amortized over a range of fifteen to thirty years using the straight-line method. The Company periodically evaluates the recoverability of amounts recorded. Accumulated amortization was $590,495 and $532,140 at December 31, 1995 and 1994, respectively.


             SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993

Income Taxes

Income taxes include taxes currently payable plus deferred taxes related to the tax effect of temporary differences in the financial reporting basis and tax basis of assets and liabilities. Such temporary differences are related principally to the deferral of policy acquisition costs and the provision for future policy benefits in the insurance operations.

Earnings Per Common Share

Earnings per common share are based on the weighted average number of shares outstanding during the year after giving effect to the assumed conversion of Class C Common Stock to Class A Common Stock, the acquisition of treasury stock, and the retroactive effect of stock dividends declared for each year presented. Outstanding stock options and related stock dividends that attach to outstanding options are not included in the computation when the effect is antidilutive.

Reclassifications

Certain amounts in prior years have been reclassified to conform with the 1995 presentation.

New Accounting Standards

During 1995, the FASB issued Statement 123, "Accounting for
Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to
Employees," and intends to continue to do so.

Also during 1995, the Financial Accounting Standards Board
("FASB") issued Statement 121, "Impairment of Long-Lived
Assets and Long-Lived Assets to Be Disposed of" and
Statement 122, "Accounting for Mortgage Servicing Rights" which are effective for fiscal years beginning after December 15, 1995. The Company has not yet adopted these new standards; however, the effect on operations and stockholders' equity is not considered to be significant.



                 SECURITY  NATIONAL FINANCIAL CORPORATION
                            AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
               Years Ended December 31, 1995, 1994, and 1993

2)  Investments
---------------
   The Company's investments in fixed maturity securities held to maturity and equity securities available for sale are summarized as follows:


                                            Gross         Gross      Estimated
                               Amortized   Unrealized    Unrealized     Fair
December 31, 1995:               Cost        Gains        Losses       Value
------------------           -----------  ------------  -----------  ----------
Fixed maturity securities
held to maturity:
  U.S. Treasury securities and
  obligations of U.S. Government
  agencies                   $13,713,860    $539,876     $(48,647)  $14,205,089

  Obligations of states and
  political subdivisions         204,586      11,106      (21,242)      194,450

  Corporate securities
  including public utilities  29,244,915   1,217,107     (244,811)   30,217,211

  Redeemable preferred stock     133,788      25,468      (36,589)      122,667
  Mortgage-backed securities   7,846,212      11,835      (68,738)    7,789,309
                             -----------  ----------    ---------   -----------
      Total                  $51,143,361  $1,805,392    $(420,027)  $52,528,726
Equity securities            ===========  ==========    =========   ===========
  available for sale         $ 4,071,936  $  736,008    $(251,379)  $ 4,556,565
                             ===========  ==========    =========   ===========
December 31, 1994:
Fixed maturity securities
held to maturity:
  U.S. Treasury securities and
  obligations of U.S. Government
  agencies                   $10,146,365  $   27,897   $ (228,438)  $ 9,945,824

  Obligations of states and
  political subdivisions         194,913       7,744      (34,821)      167,836

  Corporate securities
  including public utilities  26,285,230     441,253     (728,611)   25,997,872
                             -----------   ---------   ----------   -----------
  Redeemable preferred stock     133,788      14,557      (33,837)      114,508
  Mortgage-backed securities   2,637,332        --       (167,892)    2,469,440
                             -----------  ----------  -----------   -----------
      Total                  $39,397,628  $  491,451  $(1,193,599)  $38,695,480
                             ===========  ==========  ===========   ===========
Equity securities
available for sale           $ 3,927,923  $  539,137  $  (317,347)  $ 4,149,713
                             ===========  ==========  ===========   ===========

The fair values for fixed maturity securities are based on quoted market prices, when available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit and maturity of the investments. The fair values for equity securities are based on quoted market prices.

             SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993

The amortized cost and estimated fair value of fixed maturity securities held to maturity at December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                        Estimated
                                         Amortized        Fair
                                           Cost           Value
                                       ------------  -------------
   Due in 1996                         $   944,176    $   951,681
   Due in 1997 through 2000             12,266,182     12,591,973
   Due in 2001 through 2005             26,286,895     27,266,016
   Due after 2005                        3,666,108      3,807,080
   Mortgage backed securities            7,846,212      7,789,309
   Redeemable preferred stock              133,788        122,667
                                       -----------    -----------
                                       $51,143,361    $52,528,726
                                       ===========    ===========

The Company's realized gains and losses in investments are summarized as follows:



                                 1995          1994        1993
                             -----------   -----------  ---------
   Fixed maturity
      securities held
      to maturity:
   Gross realized gains       $  33,028      $101,862    $662,434
   Gross realized losses         (7,112)       (7,523)    (18,552)

   Equity securities
      available for sale:
   Gross realized gains         101,874          --        54,482
   Gross realized losses         (1,237)         --      (106,038)

   Other assets                 206,095       289,298     159,185
                               --------      --------    --------
         Total                 $332,648      $383,637    $751,511
                               ========      ========    ========

The change in unrealized appreciation of investments, as shown in the accompanying consolidated statements of stockholders' equity, relates entirely to equity securities for 1995, 1994, and 1993.

Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential and commercial loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business.
The Company has 95% of its mortgage loans in the state of Utah with one mortgage loan to Wasatch Land and Development which constitutes 27% of the total mortgage loan balance.



             SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993

Major categories of net investment income are as follows:

                                 1995          1994        1993
                             -----------  ----------   ---------
    Fixed maturity
      securities             $3,070,180   $1,290,174   $1,333,251
    Equity securities           266,613      137,283      135,110
    Mortgage loans
      on real estate          1,888,855    1,210,670      846,186
    Real estate               1,115,212    1,286,328    1,104,362
    Policy loans                138,303      102,995      101,826
    Other                       888,952      849,900      783,823
                             ----------   ----------   ----------
      Gross investment
      income                  7,368,115    4,877,350    4,304,558
    Investment expenses        (688,411)    (756,433)    (831,184)
                             ----------   ----------   ----------
    Net investment
      income                 $6,679,704   $4,120,917   $3,473,374
                             ==========   ==========   ==========

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of approximately $574,000, $515,000 and $426,000 for 1995,
1994, and 1993, respectively.

Investment expenses consist primarily of depreciation, property taxes and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $7,142,237 at December 31, 1995 and $3,907,432 at December 31, 1994.

3)  Cost of Insurance Acquired

Information with regard to cost of insurance acquired is as follows:


                                 1995          1994        1993
                             ----------   ----------   ----------
Balance at
  beginning of year          $3,580,964   $  100,796    $ 112,726
Cost of insurance
  acquired                      673,167    3,488,383         --

Interest accrued at 7%          250,667        7,056        7,473
Amortization                   (496,994)     (15,271)     (19,403)
                             ----------   ----------     --------
Net amortization
  charged to income            (246,327)      (8,215)     (11,930)
                             ----------   ----------     --------
Balance at end of year       $4,007,804   $3,580,964     $100,796
                             ==========   ==========     ========

Amortization is expected to approximate $302,000, $341,000, $320,000, $302,000, and $282,000 for the years 1996 through
2000.

4)    Property, Plant and Equipment

The cost of property, plant and equipment is summarized below:

                                           December 31,
                                  ------------------------------
                                      1995                1994
                                   ----------         -----------
Land and Buildings                $ 6,273,245         $ 4,779,417
Furniture and
    equipment                       3,472,402           3,046,362
                                  -----------         -----------
                                    9,745,647           7,825,779
Less accumulated
    depreciation                   (3,313,032)         (2,925,906)
                                  -----------         -----------
                                  $ 6,432,615         $ 4,899,873
                                  ===========         ===========


             SECURITY  NATIONAL FINANCIAL CORPORATION
                        AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
          Years Ended December 31, 1995, 1994, and 1993

5)  Bank Loans Payable and Line of Credit for Financing Mortgage Loans
-----------------------------------------------------------------------

                                               December 31,
                                            -----------------
                                        1995                 1994
                                    ----------              ------
Bank loans payable are summarized
 as follows:

Prime rate plus 1/2% (8.5% at
 December 31, 1995) note
 payable in monthly
 installments of $36,420
 including principal and
 interest, collateralized by
 1,000,000 shares of Security
 National Life stock, due
 December 1999.                     $2,688,434       $2,859,177

10% note payable in monthly
 installments of $8,444
 including principal and
 interest, collateralized by
 real property, which book
 value is approximately
 $1,182,000, due January 2013          829,924            --

One year treasury constant
 maturity plus 2.75% (6.04%
 at December 31, 1995) note
 payable in monthly
 installments of $6,000,
 including principal and
 interest, collateralized by
 real property, which book
 value is approximately
 $496,000, due October
 1999.                                 379,462          414,368

Prime plus 1/2% (8.5% at
 December 31, 1995) note
 payable in monthly
 installments of $15,018,
 including principal and
 interest, collateralized
 by real property, which
 book value is approximately
 $1,249,000, due August 1997         1,897,040        1,907,453

Time deposit plus 2% (3.25%
 at December 31, 1995) note
 payable in monthly
 installments of $3,500,
 including principal and
 interest, collateralized
 by 75% of the unpaid face
 amount of the accounts
 receivable, which are less
 than 60 days from payment
 date, due March 2006                  267,085          297,004




             SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993

5) Bank Loans Payable and Line of Credit for Financing of Mortgage Loans (Continued)

                                               December 31,
                                           ------------------
                                        1995                 1994
                                       ------               -----
Prime rate plus 1/2% (8.5% at
 December 31, 1995) note
 payable in monthly
 installments of $7,235
 including principal and
 interest collateralized
 by real property, which
 book value is approximately
 $1,058,000, due August
 1999.                                 542,669          575,200

Prime plus 1% (8.5% at
 December 31, 1995) note
 payable in monthly
 installments of $14,345,
 including principal and
 interest, collateralized
 by real property, which
 book value is approximately
 $2,266,000, due February
 2003                                  650,752        1,014,683

Other collateralized
   notes payable                       230,025          372,691
                                   -----------       ----------
 Total bank loans                    7,485,391        7,440,576

Less current installments              516,469          532,707
                                   -----------       ----------
 Bank loans, excluding
   current installments            $ 6,968,922       $6,907,869
                                   ===========       ==========
$20 million revolving
 line of credit at the
 London Interbank
 offered rates plus 1.45%
 (7.14% at December 31,
 1995) note payable within
 30 days collateralized by
 mortgage loans sold to
 investors.                        $14,468,354       $     --
                                   ===========       ===========

See Note 6 for summary of maturities for subsequent years.

6)  Notes and Contracts Payable

Notes and contracts payable are summarized as follows:

                                               December 31,
                                           -------------------
                                        1995                 1994
                                      -------               ------
10% note payable in monthly
 installments of $37,551,
 including principal and
 interest, collateralized
 by a building, which book
 value is approximately
 $2,942,000, due December,
 1997                                 $1,192,194       $1,506,318



             SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993

6)  Notes and Contracts Payable (Continued)

                                               December 31,
                                           -------------------
                                        1995                 1994
                                       ------               ------
Due to former stockholders
 of Deseret Memorial, Inc.
 resulting from the
 acquisition of such entity.
 Amount represents the
 present value discounted
 at 8% of monthly annuity
 payments ranging from
 $4,600 to $5,000 plus
 an index adjustment in
 the 7th through the 12th
 years, over a minimum
 period of 20 years.                     692,243          696,670

Due to former stockholders
 of Greer Wilson resulting from
 the acquisition of such entity.
 Amount represents the present
 value discounted at 10% of
 monthly annuity payments of
 $7,000, due March 2005.                 509,848             --

Due to former stockholders of
 Civil Service Employees Life
 Insurance Company resulting from
 the acquisition of such entity.
 7% note payable in seven annual
 principal payments of $151,857,
 due December 2003.                    1,063,000             --

9% note payable in monthly
 installments of $10,000
 including principal and interest
 collateralized by real
 property, which book value is
 approximately $2,332,000, due
 July 2008                               912,000             --

Other notes payable                      806,032          565,558
                                      ----------       ----------
 Total notes and contracts             5,175,317        2,768,546
Less current installments                686,326          141,643
                                      ----------       ----------
 Notes and contracts,
   excluding current
   installments                       $4,488,991       $2,626,903
                                      ==========       ==========

The following tabulation shows the combined maturities of bank loans payable, line of credit for financing of mortgage loans, and notes and contracts payable:


    1996                      $15,671,149
    1997                        1,208,586
    1998                        1,293,490
    1999                          979,704
    2000                          940,791
 Thereafter                     7,035,342
                              -----------
    Total                     $27,129,062
                              ===========

Interest paid approximated interest expense in 1995, 1994 and 1993.

             SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993


7)  Cemetery and Mortuary Endowment Care and Pre-need
    Merchandise Funds

The Company owns and operates several endowment care cemeteries, for which it has established and maintains an endowment care fund. Per statutory requirement, the Company records a liability to the fund of $14 for each space sold after 1979, $42 for spaces sold after July 1, 1983 and $50 for spaces sold after May 1, 1993. For each space sold in the mausoleum, $30 is recognized as a liability. The Company is not required to transfer assets to the fund until the spaces are paid for. The Company is not liable for any maintenance costs exceeding the stipulated statutory rate.

The liability to the endowment care fund is summarized as follows:


                                             December 31,
                                            --------------
                                          1995          1994
                                        -------        ------
Liability for spaces sold            $1,265,217       $1,306,320
Less assets in the fund              (1,252,697)        (986,984)
                                     ----------       ----------
  Total due to fund (fully
      and not fully paid)            $   12,520       $  319,336
                                     ==========       ==========

Assets in the endowment care fund are summarized as follows:

                                             December 31,
                                            --------------
                                         1995           1994
                                        ------         ------
Cash                                $   92,037         $870,127
Mutual funds                            20,299           19,927
Bonds, at cost                           1,000            1,000
Other common stock                      89,163           90,480
Preferred stock                          5,450            5,450
Mortgage loans                       1,044,748             --
                                    ----------         --------
                                    $1,252,697         $986,984
                                    ==========         ========

The Company has established and maintains certain restricted asset accounts to provide for future merchandise obligations incurred in connection with its pre-need sales.
Such amounts are reported as restricted assets of cemeteries and mortuaries in the accompanying balance sheet.

In addition to the above mentioned assets, $128,867 of accounts receivable have been pledged to the restricted asset accounts. Cemeteries and mortuaries transfer assets to the restricted asset accounts as merchandise payments are received.


             SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993


8)  Income Taxes

The Company's income tax liability at December 31 is summarized as follows:

                               1995            1994
                            --------        --------
                                  (In Thousands)
Current                    $  213           $   --
Deferred                    2,409            1,872
                           ------           ------
Total                      $2,622           $1,872
                           ======           ======

Significant components of the Company's deferred tax liabilities and assets at December 31 are approximately as follows:


                                 1995              1994
                                ------            ------
                                    (In Thousands)
Assets
Future policy benefits           $(286)            $(47)
Uncollected agents'
  balances                         (46)             (30)
Difference between book
  and tax basis of bonds           (95)            (142)
Surplus notes                      --              (272)
Funds held under
  reinsurance treaty               --               (56)
Net operating
  loss carryforwards              (138)            (369)
Unearned premium discount          --                (9)
Capital loss
  carryforward                     (21)             --
                                 -----            -----
Total deferred
  tax assets                      (586)            (925)
                                 -----            -----
Liabilities
Deferred policy
  acquisition costs                300              304
Cost of insurance
  acquired                         536              453
Installment sales                  478              551
Depreciation                       898              889
Trusts                             360              286
Other                              423              314
                                ------           ------
Total deferred
  tax liabilities                2,995            2,797
                                ------           ------
Net deferred tax
  liability                     $2,409           $1,872
                                ======           ======


The Company paid no income taxes in 1995, 1994, and 1993.

The Company's income tax expense is summarized as follows:

                               1995          1994           1993
                             -------        ------         ------
                                        (In Thousands)
Current                      $191            $--             $--
Deferred                      537             302             388
                             ----            ----            ----
Total                        $728            $302            $388
                             ====            ====            ====



            SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory rates is as follows:

                               1995          1994           1993
                            --------       -------        -------
                                        (In Thousands)
Computed expense at
  statutory rate           $ 768            $ 454         $  500
Special deductions
  allowed small life
  insurance companies       (164)            (108)           (25)
Dividends received
  deduction                  (40)             (50)          (116)
Prior year provision
  to tax return true-up      158               (4)           --
Other, net                     6               10             29
                           -----            -----         ------
  Tax expense
     (benefit)             $ 728            $ 302         $  388
                           =====            =====         ======

A portion of the life insurance income earned prior to 1984 was not subject to current taxation but was accumulated for tax purposes, in a "policyholders' surplus account." Under provisions of the Internal Revenue Code, the policyholders' surplus account was frozen at its December 31, 1983 balance and will be taxed generally only when distributed. As of December 31, 1995, the policyholders' surplus accounts approximated $4,262,000. Management does not intend to take actions nor does management expect any events to occur that would cause federal income taxes to become payable on that amount. However, if such taxes were accrued, the amount of taxes payable would be approximately $1,449,000.

The insurance companies have remaining loss carry forwards for tax purposes of approximately $1,017,000.

9)Reinsurance, Commitments and Contingencies

The Company follows the procedure of reinsuring risks in excess of a specified limit, which was $50,000 at December
31, 1995. The Company is contingently liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. At December 31, 1995 and 1994, the contingent liabilities for such future policy benefits aggregated $264,547 and $122,096, respectively, all of which relate to life and accident and health insurance. These amounts pertain to insurance in force aggregating $80,261,274 in 1995 and $35,073,111 in 1994.

The Company has also assumed insurance from other companies
(credit life and credit accident and health) having insurance in force amounting to $58,916,837 at December 31, 1995 and $69,998,195 at December 31, 1994.

The Company and its wholly-owned subsidiary, Greer-Wilson have been named as parties in the action of In Re the Marriage of Ann Marie Wilson, Arizona Superior Court,
Maricopa County, No. DR95-02128.  This is a dissolution
(divorce) action between Scott Wilson, a former employee of Greer-Wilson and Ann Wilson. Both the Company and Greer-
Wilson are named as co-respondents. The litigation is in the early stages. Ann Wilson has not yet sufficiently defined her claims to permit a complete determination of the Company's potential exposure or that of Greer-Wilson but it appears that there are good defenses and a good position to limit exposure. It is the intention of the Company and Greer-Wilson to vigorously defend this matter.

             SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993


The Company is also a defendant in various other legal actions arising from the normal conduct of business.
Management believes that none of the actions will have a material effect on the Company's financial position or results of operations.

10)Retirement Plans

The Company and its subsidiaries have a noncontributory
ESOP for all eligible employees. Eligible employees are primarily those with more than one year of service and who work in excess of 1,040 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors. The
Company's contributions are allocated to eligible employees based on the ratio of each eligible employee's compensation to total compensation for all eligible employees during each year. ESOP contribution expense totaled $21,914, $54,288, and $146,039 for 1995, 1994, and 1993,
respectively. At December 31, 1995 the ESOP held 593,675 shares of Class A and 472,665 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company organized a 401(k) savings plan in 1995, which allows employees to contribute pre tax compensation up to the lesser of 5% of total annual compensation or the statutory limit (currently $9,240). The Company matches
50% of each employee's contribution in Company stock.
Company matching contributions were not significant in 1995.

11)Capital Stock

The Company has two classes of common stock with shares outstanding, Class A and Class C. Class C shares vote share for share with the Class A shares on all matters except election of one-third of the directors who are elected solely by the Class A shares, but generally are entitled to a lower dividend participation rate. Class C is convertible into Class A at any time on a five to one ratio, however, the conversion rights of Class A into Class
C have numerous restrictions.

Shareholders of both classes of common stock have received
5% stock dividends in the years 1989 through 1995, as authorized by the Company's Board of Directors.

The Company has Class B Common Stock of $1.00 par value,
5,000,000 shares authorized, of which none are issued.
Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B Common Stock.

In 1987, the Company adopted the 1987 Incentive Stock
Option Plan (the 1987 Plan). The 1987 Plan provides that shares of the Class A Common Stock of the Company may be optioned to certain officers and key employees of the Company. The Plan establishes a Stock Option Plan
Committee which selects the employees to whom the options will be granted and determines the price of the stock. The
Plan establishes the minimum purchase price of the stock at an amount which is not less than 100% of the fair market

             SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993


value of the stock (110% for employees owning more than 10% of the total combined voting power of all classes of stock). The Plan provides that if additional shares of Class A Common Stock are issued pursuant to a stock split or a stock dividend, the number of shares of Class A Common
Stock then covered by each outstanding option granted hereunder shall be increased proportionately with no increase in the total purchase price of the shares then so covered, and the number of shares of Class A Common Stock reserved for the purpose of the Plan shall be increased by the same proportion. In the event that the shares of Class
A Common Stock of the Company from time to time issued and outstanding are reduced by a combination of shares, the number of shares of Class A Common Stock then covered by each outstanding option granted hereunder shall be reduced proportionately with no reduction in the total price of the shares then so covered, and the number of shares of Class
A Common Stock reserved for the purposes of the Plan shall be reduced by the same proportion. The Plan terminates ten years from its effective date and options granted are non-transferable. The Plan also includes a Stock
Appreciation Right which permits the holder of the option to elect to receive cash, amounting to the difference between the option price and the fair market value of the stock at the time of the exercise, or a lesser amount of stock without payment, upon exercise of the option.

Activity of the 1987 Plan for 1995 and 1994 is summarized as follows:



                                1995                 1994
                              -------               ------
                         Number      Option     Number     Option
The 1987 Stock          of Shares    Price    of Shares    Price
 Option Plan
Outstanding at
beginning
  of year               176,893    $2.43-2.72   168,469    $2.55-$2.86
  Stock
    Dividend              8,845                   8,424
                       --------                 -------
Outstanding
  at end
  of year               185,738     2.31-2.59   176,893    2.43- 2.72
                       ========                 =======
Exercisable
  at end
  of year               185,738     2.31-2.59   176,893    2.43- 2.72

Available options
  for future grant
  under the
  1987 Stock
  Incentive
    Plan                188,000                 188,000


On June 21, 1993, the Company adopted the Security National
Financial Corporation 1993 Stock Incentive Plan (the "1993
Plan"), which reserves shares of Class A Common Stock for issuance thereunder. The 1993 Plan was approved at the annual meeting of the stockholders held on June 21, 1993.
The 1993 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress.

             SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993

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

The 1993 Plan is to be administered by the Board of Directors or by a committee designated by the Board. The terms of options granted or stock awards or sales effected under the 1993 Plan are to be determined by the Board of Directors or its committee. The Plan provides that if the shares of Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of Common Stock as a stock dividend on its outstanding Common Stock, the number of shares of Common Stock deliverable upon the exercise of Options shall be increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend.
No options may be exercised for a term of more than ten years from the date of grant. Options intended as incentive stock options may be issued only to employees, and must meet certain conditions imposed by the code, including a requirement that the option exercise price be no less than the fair market value of the option shares on the date of grant. The 1993 Plan provides that the exercise price for non-qualified options will be not less than at least 50% of the fair market value of the stock subject to such option as of the date of grant of such options, as determined by the Company's Board of Directors.

The 1993 Plan has a term of ten years. The Board of Directors may amend or terminate the 1993 Plan at any time.


                                  1995                1994
                                --------             -------
                           Number    Option     Number    Option
The 1993 Stock             of Shares  Price    of Shares   Price
 Option Plan             ----------- -------   ---------  -------
------------
Outstanding at
  beginning
   of year                  198,200  2.98-4.40     90,000  3.13-3.44
  Stock
  dividend                    9,910                 4,500
  Granted                         0               103,700
                           --------              --------
Outstanding at
  end of year               208,110   2.84-4.19   198,200  2.98-4.40
                           ========              ========
Exercisable at
  end of year               208,110   2.84-4.19   198,200  2.98-4.40

Available options
  for future
  grant under the
  1993 Stock
  Incentive Plan            106,300               106,300


             SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993


12)  Statutory Financial Information

The Company's insurance subsidiary is domiciled in Utah and prepares its statutory basis financial statements in accordance with accounting practices prescribed or permitted by the Utah Insurance Department. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1997, will likely change, to some extent, prescribed statutory accounting practices, and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. Statutory net income and statutory stockholder's equity for the life subsidiary as reported to state regulatory authorities, is presented below:


                                 1995           1994         1993
                               -------         ------       ------
Statutory net income
  (loss) for the years
   ended December 31         $1,414,246       $  701,985   $ (380,271)

Statutory Stockholder's
   Equity at
    December 31              $9,472,696        $8,569,956  $7,499,128


Generally, the net assets of the life subsidiary are available for transfer to the Company are limited to the amounts that the life subsidiary's net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements;
however, payments of such amounts as dividends may be subject to approval by regulatory authorities.

The Utah Insurance Department imposes minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital ("RBC") specify various weighing factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the
"Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiary has a Ratio that is greater than 300% of the minimum RBC requirements.

                     SECURITY  NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1995, 1994, and 1993

13)  Business Segment Information

The Company is principally involved in three segments: Life insurance and annuities, cemetery/mortuary operations and mortgage operations. The following schedules summarize segment information for the three segments and corporate activities for 1995, 1994, and 1993:

                                                         1995


                      Life                 Cemetery/
                   Insurance   Corporate   Mortuary    Mortgage   Consolidated
                 ------------  ---------  ----------  ----------  -------------
Revenues:
Net investment
   income        $ 5,630,462  $  14,518  $   574,116  $   460,608  $  6,679,704
Other revenues     6,017,641    207,116    8,270,787    4,943,103    19,438,647
                 ----------   ---------  -----------  -----------  ------------
                  11,648,103    221,634    8,844,903    5,403,711    26,118,351

Expenses:
Death and other
  policy benefits  4,354,837      --          --           --         4,354,837
Increase in
 future policy
  benefits         1,813,881      --          --           --         1,813,881
Amortization of
  deferred policy
  acquisition costs
   and cost
   of insurance
    acquired       1,149,510      --          --           --         1,149,510
General, admini-
  strative and
    other costs    3,446,723   529,678    7,916,265   4,647,993      16,540,659
                 -----------  --------  -----------  ----------    ------------
                  10,764,951   529,678    7,916,265   4,647,993      23,858,887
                 -----------  --------  -----------  ----------    ------------
Earnings before
  income taxes   $   883,152 $(308,044) $   928,638 $   755,718    $  2,259,464
                 =========== =========  =========== ===========    ============
Identifiable
  assets         $93,152,884 $ 361,161  $24,126,989 $20,571,647    $138,212,681
                 =========== =========  =========== ===========    ============



                         SECURITY NATIONAL FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                        Notes to Consolidated Financial Statements


13)  Business Segment Information (Continued)

                                                 1994


                      Life                 Cemetery/
                   Insurance   Corporate   Mortuary     Mortgage   Consolidated
                 ------------  ---------- ----------   ----------  ------------
Revenues:
Net investment
  income         $ 3,582,518  $ 23,379   $   515,020   $    --     $  4,120,917
Other revenues     5,077,914       171     6,291,109    1,170,465    12,539,659
                 -----------  --------   -----------   ----------  ------------
                   8,660,432    23,550     6,806,129    1,170,465    16,660,576

Expenses:
Death and other
  policy benefits  2,567,078      --          --            --        2,567,078
 Increase in
  future policy
   benefits        1,469,029      --          --            --        1,469,029
 Amortization of
  deferred policy
   acquisition costs 766,658      --          --            --          766,658
 General, admini-
   strative and
    other costs    3,126,598   228,604    6,073,846    1,093,703     10,522,751
                 -----------  --------   ----------  -----------    -----------
                   7,929,363   228,604    6,073,846    1,093,703     15,325,516
                 -----------  --------   ----------  -----------    -----------
Earnings before
  income taxes   $   731,069 $(205,054) $   732,283   $   76,762   $  1,335,060
                 =========== =========  ===========   ==========   ============
Identifiable
   assets        $81,962,820 $ 764,201  $20,573,980   $  457,256   $103,758,257
                 =========== =========  ===========   ==========   ============


                            SECURITY NATIONAL FINANCIAL CORPORATION
                                      AND SUBSIDIARIES
                           Notes to Consolidated Financial Statements


13)  Business Segment Information (Continued)




                                                 1993


                    Life                   Cemetery/
                 Insurance   Corporate     Mortuary    Mortgage   Consolidated
               -----------  -----------  ------------  ---------  ------------
Revenues:
Net investment
  income        $3,059,424    $21,235    $  392,715    $   --      $ 3,473,374
Other revenues   5,588,015     35,964     6,610,771      788,032    13,022,782
                ----------    -------    ----------    ---------   -----------
                 8,647,439     57,199     7,003,486      788,032    16,496,156
                ----------    -------    ----------    ---------   -----------

Expenses:
  Death and other
    policy
     benefits   2,414,817       --           --            --        2,414,817
 Increase in
   future policy
    benefits    2,005,048       --           --            --        2,005,048
 Amortization of
   deferred policy
   acquisition
     costs        943,387       --           --            --          943,387
 General, admini-
   strative and
   other costs  2,763,250   28,559      6,216,203        655,245     9,663,257
               ----------  -------     ----------      ---------   -----------
                8,126,502   28,559      6,216,203        655,245    15,026,509
               ----------  -------     ----------      ---------   -----------
Earnings before
   income
    taxes     $   520,937 $ 28,640    $   787,283       $132,787   $ 1,469,647
              =========== ========    ===========      =========   ===========
Identifiable
   assets     $55,240,540 $733,542    $19,463,228       $483,900   $75,921,210
              =========== ========    ===========      =========   ===========

            SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1995, 1994, and 1993

14)  Disclosure about Fair Value of Financial Instruments

The fair values of investments in fixed maturity and equity securities along with methods used to estimate such values are disclosed in Note 2. The following methods and assumptions were used by the Company in estimating the "fair value" disclosures related to other significant financial instruments:

Cash, Short-term Investments, and Restricted Assets of the
Cemeteries and Mortuaries: The carrying amounts reported in the accompanying balance sheets for these financial instruments approximate their fair values.

Mortgage, Policy, and Collateral Loans: The fair values are estimated using interest rates currently being offered for similar loans to borrowers with similar credit ratings.
Loans with similar characteristics are aggregated for purposes of the calculations. The carrying amounts reported in the accompanying balance sheets for these financial instruments approximate their fair values.

Investment Contracts: The fair values for the Company's liabilities under investment-type insurance contracts presented are estimated based on the contracts' cash surrender values and are summarized as follows:



                                       Carrying      Fair
                                       Amount       Value
                                     ----------------------
                                        (In Thousands)
Individual and group
   annuities                           $33,663       $32,654
Supplementary contracts
   without life contingencies              261           261
   with life contingencies               1,638         1,638
                                       -------       -------
Total                                  $35,562       $34,553
                                       =======       =======


The fair values for the Company's insurance contracts other than investment-type contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk, such that the Company's exposure to changing interest rates is minimized through the matching of investment maturities with amounts due under insurance contracts.

                                            Schedule I

              SECURITY NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
                      Summary of Investments
             Other than Investments in Related Parties



As of December 31, 1995:

                                                         Amount at
                                                           Which
                                                           Shown
                                             Estimated    in the
Type of Investment               Amortized     Fair       Balance
                                   Cost        Value       Sheet
                              ------------- -----------  ----------
Fixed maturity securities
  held to maturity:
Bonds:
  United States
    Government and
    government agencies
    and authorities            $13,713,860   $14,205,089   $13,713,860
  States,
    municipalities and
    political
      subdivisions                 204,586       194,450       204,586
  Mortgage backed
    securities                   7,846,212     7,789,309     7,846,212
  Public utilities and
    other corporate             29,244,915    30,217,211    29,244,915
Redeemable preferred
   stocks                          133,788       122,667       133,788
                              ------------  ------------   -----------
  Total                         51,143,361    52,528,726    51,143,361

Equity securities,
  available for sale:
  Common Stocks:
    Public utilities               278,980       403,200       403,200
    Banks, trusts and
      insurance
      companies                     91,725       214,270       214,270
    Industrial,
      miscellaneous
      and all other              3,453,374     3,619,637     3,619,637
  Nonredeemable
    preferred stocks               247,857       319,458       319,458
                               -----------    ----------    ----------
    Total                        4,071,936     4,556,565     4,556,565

Mortgage loans on
  real estate                   10,434,844                  10,434,844
Real estate                      7,669,296                   7,669,296
Policy loans                     3,007,596                   3,007,596
Other investments                1,016,758                   1,016,758
                               -----------                 -----------
  Total investments            $77,343,791                 $77,828,420
                               ===========                 ===========



                                              Schedule II

              SECURITY NATIONAL FINANCIAL CORPORATION
                       (Parent Company Only)

                          Balance Sheets


                                            December 31,
                                          ---------------
                                       1995           1994
                                     -------         ------
Assets
------
Short-term investments            $   274,850    $   660,405

Cash                                   29,280         39,041

Investment in affiliates,
   at equity                       26,172,249     22,162,208

Receivables:
Receivable from affiliates          1,738,557      1,453,570
Other                                  16,585         16,585
                                  -----------    -----------
      Total receivables             1,755,142      1,470,155

Property, plant and
   equipment, at cost,
   net of accumulated
   depreciation of $273,608
   for 1995 and $262,594
   for 1994                            40,318         50,815

Other assets                              128             54
                                  -----------    -----------
   Total assets                   $28,271,967    $24,382,678
                                  ===========    ===========

See accompanying notes to parent company only financial statements.


                                  Schedule II, Continued)

              SECURITY NATIONAL FINANCIAL CORPORATION
                       (Parent Company Only)

                    Balance Sheets (Continued)



                                           December 31,
                                          -------------
                                       1995           1994
                                      -----         -------
Liabilities:
Bank loans payable (note 1):
   Current installments           $  185,683      $  187,316
   Long-term                       2,502,751       2,671,861

Notes and contracts payable
   (note 2):
   Current installments              179,448             425
   Long-term                         939,330          55,353

Advances from affiliated
   companies (note 3)              1,781,118         947,936

Accounts payable                          90           6,683

Other liabilities and
   accrued expenses                  540,448         408,195

Income Taxes                         224,506         126,364
                                  ----------      ----------
   Total liabilities               6,353,374       4,404,133
                                  ----------      ----------

Stockholders' equity:
Common Stock:
  Class A:  $2 par value,
     authorized 10,000,000
     shares, issued
     3,819,415 shares in
     1995 and 3,558,406
     shares in 1994                7,638,830       7,116,814
  Class C:  $0.40 par
     value, authorized
     7,500,000 shares,
     issued 2,388,040
     shares in 1995
     and 2,275,045
     shares in 1994                  955,216         910,018

Additional paid-in capital         7,879,578       7,214,061
Unrealized appreciation
  of investments                     484,629         221,790
Retained earnings                  6,759,972       6,154,694
                                 -----------     -----------
                                  23,718,225      21,617,377

Treasury stock at cost
  (598,614 Class A
  shares and 25,495
  Class C shares in
  1995; 532,015
  Class A shares and
  24,281 Class C shares
  in 1994, held
  by affiliated
  companies)                      (1,799,632)     (1,638,832)
                                ------------    ------------
Total Stockholders'
  Equity                          21,918,593      19,978,545
                                ------------    ------------
  Total liabilities
     and Stockholders'
     equity                     $ 28,271,967     $24,382,678
                                ============     ===========

See accompanying notes to parent company only financial statements.


                                Schedule II, (Continued)

              SECURITY NATIONAL FINANCIAL CORPORATION
                       (Parent Company Only)

                      Statements of Earnings




                                      Year Ended December 31,
                                   ---------------------------
                                   1995        1994        1993
                                  -----      --------    -------
Revenue:
   Net investment
     income                $   14,518     $   23,379    $   21,235
   Realized loss on
     investments                 --            --          (98,859)
   Other                      971,505        568,971       656,023
                           ----------     ----------    ----------
     Total revenues           986,023        592,350       578,399
                           ----------     ----------    ----------
Expenses:
   General and
     administrative
     expenses                 278,581        209,500       (18,773)
   Interest expense           271,701         40,607        64,047
                           ----------      ---------     ---------
     Total expenses           550,282        250,107        45,274
                           ----------      ---------     ---------

Earnings before income
   taxes, and earnings
   of subsidiaries            435,741        342,243       533,125

Income tax expense            (98,142)       (93,222)         (500)

Equity in earnings of
   subsidiaries             1,214,181        790,738       550,916
                           ----------     ----------    ----------
   Net earnings            $1,551,780     $1,039,759    $1,083,541
                           ==========     ==========    ==========


See accompanying notes to parent company only financial statements.


                                 Schedule II, (Continued)

                    SECURITY NATIONAL FINANCIAL CORPORATION
                             (Parent Company Only)
                           Statements of Cash Flows


                                                 December 31,
                                                --------------
                                        1995         1994             1993
                                      -------       ------          -------
Cash flows from
  operating activities:
   Net earnings                     $1,551,780    $1,039,759     $1,083,541
   Adjustments to
     reconcile net earnings
     to net cash provided
     by operating activities:
      Depreciation and
        amortization                    11,014         4,378          2,821
      Provision for loss on
        accounts receivable            161,528          --          (98,859)
      Gain on sale of
        investment to
        affiliate                         --            --         (121,898)
   Change in assets and
     liabilities:
      Undistributed earnings
        of affiliates               (1,214,181)     (790,731)      (550,916)
      Accounts receivable             (327,115)      (43,546)        44,489
      Other assets                         (74)       76,770         19,533
      Accounts payable and
        accrued expenses                (6,593)      (54,968)      (119,140)
      Other liabilities                138,282        86,420         58,262
      Income taxes                      98,142        93,222            500
                                   -----------     ---------      ---------
Net cash provided
  by operating activities              412,783       411,304        318,333

Cash flows from investing
  activities:
   Proceeds from sale of
     equity securities                   --            --           203,248
   Proceeds from sale of
     short term investments            385,555        61,485         54,652
   Investment in
     subsidiaries                   (2,533,021)   (3,196,446)      (147,451)
   Purchase of Property
     plant & equipment                    (517)      (52,842)          --
                                   -----------   -----------    -----------
Net cash (used in)
   provided by investing
    activities                      (2,147,983)   (3,187,803)       110,449

Cash flows from financing
  activities:
   Proceeds from advances
     from affiliates                   833,182       493,345           --
   Payments of notes and
      contracts payable               (170,743)     (528,023)      (384,055)
   Proceeds from
      borrowings on notes
      and contracts payable          1,063,000     2,859,177          1,710
                                  ------------    ----------     ----------
Net cash provided by
  (used in) financing
    activities                       1,725,439     2,824,499       (382,345)
                                  ------------   -----------     ----------
Net (decrease) increase
  in cash                               (9,761)       48,000         46,437
Cash at beginning of year               39,041        (8,959)       (55,396)
                                   -----------    ----------     ----------
Cash at end of year                $    29,280    $   39,041     $   (8,959)
                                   ===========    ==========     ==========


                                  Schedule II, (Continued)

                    SECURITY NATIONAL FINANCIAL CORPORATION
               Notes to Parent Company Only Financial Statements


(1) Bank Loans Payable
----------------------
       Bank loans payable are summarized as follows:
                                                       December 31,
                                                      -------------
                                                   1995           1994
                                                  ------         ------
    Prime rate plus 1/2% (8.5% at
       December 31, 1995) note
       payable in monthly
       installments of $36,420                 $2,688,434     $2,859,177

    Less current installments                     185,683        187,316
                                               ----------     ----------
    Bank loans, excluding
       current installments                    $2,502,751     $2,671,861
                                               ==========     ==========

(2)  Notes and Contracts Payable
    Notes and contracts are summarized as follows:

                                                      December 31,
                                                     -------------
                                                   1995           1994
                                                  -----          ------
    7 year notes due April 16, 1996,
       1/2% over U.S. Treasury 6 month
       bill rate                                27,166         27,166

    10 year notes due April 16, 1999,
       1% over U.S. Treasury 6 month
       bill rate                                28,187         28,187

    Due to former stockholders of
       Civil Service Employees Life
       Insurance Company resulting from
       the acquisition of such entity.
       7% note payable in seven annual
       principal payments of $151,857
       due December 2003                     1,063,000           --

    Other                                   $      425      $     425
                                            ----------      ---------

    Total notes and contracts               $1,118,778      $  55,778
    Less current installments                  179,448            425
                                            ----------      ---------
    Notes and contracts, excluding
       current installments                 $  939,330      $  55,353
                                            ==========      =========


The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:



       1996            $  365,131
       1997               372,608
       1998               393,316
       1999               444,153
       2000               440,742
       Thereafter       1,791,262
                       ----------
       Total           $3,807,212
                       ==========


                                  Schedule II, (Continued)

                    SECURITY NATIONAL FINANCIAL CORPORATION
               Notes to Parent Company Only Financial Statements


(3)  Advances from Affiliated Companies
----------------------------------------
                                                   December 31,
                                                  -------------
                                                 1995         1994
                                                ------       ------
       Non-interest bearing advances
           from affiliates:
       Cemetery and Mortuary
          subsidiary                        $1,126,527     $493,345
       Mortgage subsidiary                     200,000        --
       Life Insurance Subsidiary               454,591      454,591
                                            ----------     --------
                                            $1,781,118     $947,936
                                            ==========     ========

(4)  Dividends
       No dividends have been paid to the registrant for each of the last three years by any subsidiaries.

                                                       Schedule IV

                         SECURITY NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES

                                      Reinsurance

                                                                Percentage
                             Ceded to        Assumed            of Amount
               Direct          Other       from Other     Net   Assumed to
               Amount        Companies      Companies    Amount    Net
             ---------     ------------   ------------  ------- -----------
1995
Life Insurance
 in force
   ($000)     $  471,771     $ 80,262     $ 58,917   $  450,426      13.08%
              ==========     ========     ========   ==========     ======
Premiums:
Life
   Insurance  $5,004,568     $122,399     $317,312   $5,199,481       6.10%

Accident and
 Health
   Insurance     566,097       34,585       11,558      543,070       2.13%
              ----------     --------     --------   ----------     ------
   Total
    premiums  $5,570,665     $156,984     $328,870   $5,742,551       5.73%
              ==========     ========     ========   ==========      =====

1994
Life Insurance
 in force
 ($000)       $  366,522     $ 35,073     $ 69,998  $  401,447       17.44%
              ==========     ========     ========  ==========      ======
Premiums:
Life
  Insurance   $4,852,223     $108,076     $    --   $4,744,147         N/A
Accident and
 Health
   Insurance      15,403          957          --       14,446         N/A
              ----------     --------     --------- ----------       -----
   Total
   premiums   $4,867,626     $109,033     $    --   $4,758,593         N/A
              ==========     ========     ========= ==========       ======


1993
Life Insurance
 in force
   ($000)     $  310,260     $ 16,396     $    135  $  293,999       0.0459%
              ==========     ========     ========  ==========      =======
Premiums:
Life
  Insurance   $4,855,633     $ 95,140          --   $4,760,493         N/A
Accident and
 Health
   Insurance      17,655        1,046          --       16,619         N/A
              ----------     --------      -------- ----------       ------
Total
  premiums    $4,873,288     $ 96,186          --   $4,777,112         N/A
              ==========     ========      =======  ==========       =====



                                                               Schedule V

                          SECURITY NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES
                             Valuation and Qualifying Accounts

                      Balance           Additions      Deductions,    Balance
                         at               Charged       Disposals       at
                     Beginning          to Costs           and        End of
                      of Year         and Expenses      Write-offs     Year
                    -----------      --------------    ------------  --------
For the Year Ended December 31, 1995
------------------------------------
Accumulated depreciation
   on real estate  $ 1,262,853          $297,254      $    --      $1,560,107

Accumulated depreciation on
   property, plant
    and equipment    2,925,906           422,649        (35,523)    3,313,032

Allowance for
 doubtful accounts   1,923,808           548,327       (160,685)    2,311,450

Allowance for
  doubtful loans       158,553             --              --         158,553

For the Year Ended December 31, 1994
------------------------------------
Accumulated depreciation
   on real estate  $ 1,000,113          $262,740      $    --      $1,262,853

Accumulated depreciation on
   property, plant
     and equipment   2,622,935           374,503        71,532      2,925,906

Allowance for
  doubtful accounts  1,949,553            79,752       105,497      1,923,808

Allowance for
  doubtful loans       158,553              --            --          158,553

For the Year Ended December 31, 1993
------------------------------------
Accumulated depreciation
   on real estate  $   738,242          $261,871   $      --       $1,000,113

Accumulated depreciation on
   property, plant
    and equipment    2,327,249           295,686          --        2,622,935

Allowance for
 doubtful accounts   2,931,025            73,250    1,054,722       1,949,553

Allowance for
  doubtful loans       130,000            28,553         --          158,553


Item 9.  Changes In and Disagreements with Accountants on Accounting
--------------------------------------------------------------------
and Financial Disclosure
------------------------
None

                             PART III

Item 10. Directors and Executive Officers
-----------------------------------------

There is incorporated by reference herein information contained in the registrant's definitive proxy statement in connection with the Company's 1996 annual shareholders meeting.

Item 11.  Executive Compensation
--------------------------------

There is incorporated by reference herein information contained in the registrant's definitive proxy statement in connection with the Company's 1996 annual shareholders meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

There is incorporated by reference herein information contained in the registrant's definitive proxy statement in connection with the Company's 1996 annual shareholders meeting.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

There is incorporated by reference herein information contained in the registrant's definitive proxy statement in connection with the Company's 1996 annual shareholders meeting.

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)(1)(2) Financial Statements and Schedules
          ----------------------------------

       See "Index to Consolidated Financial Statements and
Supplemental Schedules" under Item 8 above.

(a)(3)  Exhibits
        --------
       The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

Exhibit

  Table No          Document
-----------         ---------
(a)(3)  Exhibits:
  3.A.    Articles of Restatement of Articles of
          Incorporation***

    B.    Bylaws*

  4.A.    Specimen Class A Stock Certificate*

    B.    Specimen Class C Stock Certificate*

    C.    Specimen Preferred Stock Certificate and
          Certificate of Designation of Preferred Stock*

10.       A.  Restated and Amended Employee Stock Ownership
              Plan and Trust Agreement (1)

          B.  1993 Stock Option Plan (2)

          C.  Stock Purchase Agreement with Capital
              Investors Life Insurance Company and Suncoast
              Financial Corporation (3)

          D.   Profit Sharing Agreement with Suncoast
               Financial Corporation (4)

          E.   Service Agreement with Suncoast Financial
               Corporation (4)

          F.   Promissory Note with Key Bank of Utah (4)

          G.   Loan and Security Agreement with Key Bank of
               Utah (4)

          H.   General Pledge Agreement with Key Bank of
               Utah (4)

          I.   Purchase and Sale Agreement with Escrow
               Instructions with the Carter Family Trust and the Leonard M. Smith Family Trust (5)

          J. Note Secured by Purchase Price Deed of Trust and Assignment of Rents with the Carter
               Family Trust and the Leonard M. Smith Family
               Trust (5)

          K. Deed of Trust and Assignment of Rents with the Carter Family Trust and the Leonard M.
               Smith Family Trust (5)

          L.   Stock Insurance Agreement with Greer-Wilson
               Funeral Home, Inc. and Page E. Greer (5)

          M.   Promissory Note with Page E. Greer and
               Patricia R. Greer (5)

          N.   Pledge Agreement with Page E. Greer and Patricia
               R. Greer (5)

          O.   Option Agreement with Page E. Greer, Patricia
               R. Greer and Greer-Wilson Funeral Home, Inc.
               (5)

          P.   Consultation and Noncompetition Agreement with
               Page E. Greer, Patricia R. Greer and Greer-
               Wilson Funeral Home, Inc. (5)

          Q.   Guaranty with Page E. Greer and Patricia R.
               Greer (5)

          R.   Irrevocable Stock Proxy with Page E. Greer and
               Patricia R. Greer (5)

          S.   Stock Purchase Agreement with Civil Service
               Life Insurance Company and Civil Service
               Employees Insurance Company (6)

          T.   Promissory Note with Civil Service Employees
               Insurance Company (6)

          U.   Articles of Merger of Civil Service Employees
               Life Insurance Company into Capital Investors
               Life Insurance Company (6)

          V.   Agreement and Plan of Merger of Civil Service
               Employees Life Insurance Company into Capital
               Investors Life Insurance Company (6)

  11.     Statement Re:  Computation of Per-share Earnings

  22.     Subsidiaries of the Registrant

          (1)  Incorporated by reference from Registration
               Statement on Form S-1, as filed on June 29,
               1987.

          (2) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994.

          (3)  Incorporated by reference from Report on Form
               8-K, as filed on November 2, 1994.

          (4)  Incorporated by reference from Report on Form
               8-K, as filed on February 24, 1995.

          (5)  Incorporated by reference from Report on Form
               8-K, as filed on May 1, 1995.

          (6)  Incorporated by reference from Report on Form
               8-K, as filed on January 16, 1996.

  (b)     Reports on Form 8-K:

       The Company filed a report on Form 8-K with the Securities and Exchange Commission on January 16,
       1996.  The report supplied information under Section
       2 thereof, captioned "Acquisition or Disposition of Assets," which was related to the acquisition of Civil Service Employees Life Insurance Company.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            SECURITY NATIONAL FINANCIAL CORPORATION



Dated: March 28, 1995              By: George R. Quist,
                                       ----------------
                                       Chairman of the Board,
                                       President and Chief
                                       Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated:




             SIGNATURE           TITLE                    DATE
           ------------        ---------                --------

George R. Quist               Chairman of the          March 28, 1996
---------------               Board, President and
                              Chief Executive Officer

Scott M. Quist                (Principal Executive     March 28, 1996
--------------                Officer) First Vice
                              President, General
                              Counsel, Treasurer
                              and Director (Principal
                              Accounting Officer)

William C. Sargent            Senior Vice President,   March 28, 1996
------------------            Secretary and Director


Charles L. Crittenden         Director                 March 28, 1996
---------------------


Sherman B. Lowe               Director                 March 28, 1996
---------------


R.A.F. McCormick              Director                 March 28, 1996
----------------


H. Craig Moody                Director                 March 28, 1996
--------------


W. Lowell Steen               Director                 March 28, 1996
---------------


Nathan H. Wagstaff            Director                 March 28, 1996
------------------

                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549
                                              FORM 10-K
                                    Year Ended December 31, 1995

                               SECURITY NATIONAL FINANCIAL CORPORATION
                                    Commission   File No. 0-9341

                                           E X H I B I T S


                             Exhibit Index



Exhibit No.                  Document Name
95.

95.

95.

95.

95.

95.




                                         Exhibit 11

                SECURITY NATIONAL FINANCIAL CORPORATION

                   Computation of Per-Share Earnings




                            For the Year Ended December 31,
                           ---------------------------------
                             1995           1994         1993
                            ------         ------       ------
Primary:
   Average shares
     outstanding             3,551           3,322          3,131
   Net effect of dilutive
     stock options - based
     on the treasury stock
     method using average
     market price               135             28          --
                           --------      ---------      --------
   Total                      3,686          3,350         3,131
                           ========      =========      ========

   Net income               $ 1,552       $  1,040       $ 1,084
                           ========      =========       =======
   Per-share amount         $   .42       $    .31       $   .35
                           ========      =========       =======
Fully Diluted

   Average shares
   outstanding                3,551           3,322        3,131
   Net effect of dilutive
     stock options - based
     on the treasury stock
     method using the year-
     end market price, if
     higher than average
     market price               145             37          --
                           --------       --------       -------
   Total                      3,696          3,359         3,131
                           ========       ========       =======

   Net income               $ 1,552        $ 1,040       $ 1,084
                            =======        =======       =======

   Per-share amount         $   .42        $   .31       $   .35
                            =======        =======       =======


Exhibit 22


Subsidiaries of Security National Financial Corporation
   (as of March 28, 1996)


      Security National Life Insurance Company

      Memorial Estates, Inc.

      Memorial Mortuary

      Paradise Chapel Funeral Home, Inc.

      California Memorial Estates, Inc.

      Cottonwood Morutary, Inc.

        Deseret Memorial, Inc.

        Holladay Cottonwood Memorial Foundation

      Holladay Memorial Park, Inc.

      Camelback Sunset Funeral Home, Inc.

      Security National Mortgage Company

      Greer-Wilson Funeral Home, Inc.

