Form 10-K/A
period 1995-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 1996-04-30
CIK 318673

                                 SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D.C. 20549

                                             Form 10-K/A

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

                                    Commission File Number 0-9341

                              Security National Financial Corporation
                       (Exact name of registrant as specified in its Charter)

           UTAH                                              87-0345941
- ----------------------------------                    -----------------------
(State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                     Identification Number)

     5300 South 360 West, Suite 310                            84123
        Salt Lake City, Utah                                 (Zip Code)
- ------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:       (801) 264-1060

Securities registered pursuant to Section 12(d) of the Act:

                                                   Name of each exchange
Title of each Class                                 on which registered
- -------------------                                ---------------------
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

Item 10 - Directors and Executive Officers
- ------------------------------------------

The By-laws of the Company provide that the Board of Directors shall consist of not less than three nor more than eleven members. The term of office of each director is for a period of one year or until the election and qualification of his successor. Directors need not be a resident of the State of Utah but must be a stockholder of the Company.

The size of the Board of Directors of the Company for the coming year is nine members. Unless authority is withheld by your Proxy, it is intended that the Common Stock represented by your Proxy will be voted for the respective nominees listed below. If any nominee should not serve for any reason, the Proxy will be voted for such person as shall be designated by the Board of Directors to replace such nominee. The Board of Directors has no reason to expect that any nominee will be unable to serve. There is no arrangement between any of the nominees and any other person or persons pursuant to which he was or is to be selected as a director. There is no family relationship between or among any of the nominees, except that Scott M.
Quist is the son of George R. Quist.

The Nominees

The nominees to be elected by the holders of Class A Common Stock are as follows:


                                                          Position(s)
   Name                 Age       Director Since      with the Company
- ------------           -----     ----------------   ----------------------
Scott M. Quist           42         May 1986        First Vice President,
                                                    General Counsel, Treasurer
                                                      and Director
Charles L. Crittenden    76         October 1979    Director
Sherman B. Lowe          81         October 1979    Director


The nominees for election by the holders of Class A and Class C Common Stock, voting together, are as follows:

                                                            Position(s)
  Name                 Age      Director Since           with the Company
- ------------          -----   ------------------      ---------------------
George R. Quist         75      October 1979            Chairman of the Board,
                                                        President and Chief
                                                        Executive Officer

William C. Sargent      67      February 1980           Senior Vice President,
                                                        Secretary and Director
H. Craig Moody          42      September 1995          Director
R.A.F. McCormick        82      October 1979            Director
Nathan H. Wagstaff      75      October 1979            Director
W. Lowell Steen         81      October 1979            Director


The following is a description of the business experience of each of the nominees and directors.

George R. Quist, age 75, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since October 1979. From 1946 to 1960, he was an agent, District Manager and Associate General Agent for various insurance companies. From 1960 to 1964, he was Treasurer and Executive Vice President of Pacific Guardian Life Insurance Company. Mr. Quist also served from 1981 to 1982 as the President of The National Association of Life Companies, a trade association of 642 life insurance companies, and from 1982 to 1983 as its Chairman of the Board.

William C. Sargent, age 67, has been Senior Vice President of the Company since 1980, Secretary since October 1993, and a director since February 1980. Prior to that time, he was employed by Security National as a salesman and agency superintendent.

Scott M. Quist, age 42, has been General Counsel of the Company since 1982, a Vice President since 1983, Treasurer since October 1993, and a director since May, 1986. From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Main, & Co., in Dallas, Texas. Since 1986 he has been a director of The National Association of Life Companies, a trade association of 642 insurance companies and its Treasurer until its merger with the American Council of Life Companies. Mr. Quist is currently a member of the Board of Governors of the Forum 500 Section (representing small companies) of the American Council of Life Insurance. Mr. Quist has also been a director since November 1993 of Key Bank of Utah.

Charles L. Crittenden, age 76, has been a director of the Company since October 1979. Mr. Crittenden is sole stockholder of Crittenden Paint & Glass Company since 1958. He is a 50% stockholder of Crittenden Enterprises, a real estate development company and Chairman of the Board of Linco, Inc.

Sherman B. Lowe, age 81, has been a director of the Company since October 1979. Mr. Lowe was formerly President and Manager of Lowe's Pharmacy, Salt Lake
City, Utah, for the past 30 years. He is now retired. He is a one-third owner of Burton-Lowe Ranches, a general partnership.

R.A.F. McCormick, age 82, has been a director of the Company since October 1979. He is the past Vice President of Sales for Cloverclub Foods. He is now retired.

H. Craig Moody, age 42, was elected a director of the Company on September 25, 1995. Mr. Moody is owner of Moody & Associates, a political consulting and real estate company. He is a former Speaker and House Majority Leader of the House of Representatives of the State of Utah.

W. Lowell Steen, age 81, has been a director of the Company since October 1979. He has been a real estate investment broker for the last 13 years. Prior to that time, he was a large-scale rancher, food processor, and in related concerns. Currently, he is President and sole stockholder of Lowell Steen, Inc., a real estate company.

Nathan H. Wagstaff, age 76, has been a director of the Company since October, 1979. He has served as President and Chairman of the Board of Directors of Nate Wagstaff Company, Inc., since 1975. He has also served as President and General Manager of Western States Distribution Company, Highland Petroleum Company, Inc., and Holiday Oil Company. Mr. Wagstaff is the sole stockholder of Nate Wagstaff Company, Inc., an oil distribution company.

Executive Officers
- ------------------

The following table sets forth certain information with respect to the executive officers of the Company (the business biographies for the first three individuals are set forth above):


     Name                   Age                            Title
- --------------           --------                     ---------------
George R. Quist1             75             Chairman of the Board, President
                                             and Chief Executive Officer

Scott M. Quist1              42             First Vice President, General
                                             Counsel and Treasurer

William C. Sargent           67             Senior Vice President and Secretary


1George R. Quist is the father of Scott M. Quist.

The Board of Directors of the Company has a written procedure which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof has had any transactions with the Company or its subsidiaries during 1995 or 1994 other than employment arrangements or as described above.

None of the Directors are board members of any other company having a class of equity securities registered under the Securities Exchange Act of 1934, as amended, or any company registered as an investment company under the Investment Company Act of 1940, as amended, with the exception of Scott M. Quist, who is a director of Key Bank of Utah. All directors of the Company hold office until the next annual meeting of stockholders, until their successors have been elected and qualified, or until their earlier resignation or removal.

Item 11 - Executive Compensation
- --------------------------------

The following table discloses compensation received by the Company's Chief Executive Officer and the two other most highly compensated executive officers who were serving as executive officers at December 31, 1995.

                                     Summary Compensation Table

                                              Annual Compensation
                                            -----------------------
                                                                 Other
                                                                 Annual
Name and                                                         Compen-
Principal Position         Year          Salary     Bonus       sation(2)
- ------------------        -------       --------   -------     -----------
George R. Quist(1)
 Chairman of the
 Board, President           1995       $104,469    $15,303       $2,400
 and Chief                  1994        102,245     15,303        2,400
 Executive Office           1993        101,223     15,303        2,400

William C. Sargent
 Senior Vice
 President,                  1995        77,538     11,725        4,500
 Director and                1994        82,777     10,725        4,500
 Secretary                   1993        90,842      7,725        4,500

Scott M. Quist(1)
 First Vice
 President, General          1995        84,871     13,000        7,200
 Counsel, Director           1994        82,502     12,000        7,200
 and Treasurer               1993        73,518      9,246        7,200

                                                          Long-Term
                                                         Compensation

                                        Awards         Payouts
                                       --------        -------      All
                                         Stock                     Other
Name and                                Options    Incentive      Compen-
 Principal Position           Year     (Shares)     Payouts       sation(3)
- --------------------        -------    --------    ---------     -----------
George R. Quist(1)            1995      2,625          0            5,937
 Chairman of the              1994      2,500          0            8,263
 Board, President             1993     50,000          0           14,600
 and Chief
 Executive Officer

William C. Sargent            1995      2,100          0            2,100
 Senior Vice                  1994      2,000          0            4,020
 President,                   1993     40,000          0            8,608
 Director and
 Secretary

Scott M. Quist(1)             1995      3,149          0            2,206
 First Vice                   1994      3,000          0            3,924
 President,                   1993      2,856          0            7,422
 General Counsel
 Director and
 Treasurer
_____________________________


 (1)    George R. Quist is the father of Scott M. Quist.

 (2) The amounts indicated under "Other Annual Compensation" for 1995 consist of payments related to the operation of automobiles by the named executive officers. However such payments do not include the furnishing of an automobile by the Company to George R. Quist, William C. Sargent and Scott M. Quist nor the payment of insurance and property taxes with respect to the automobiles operated by the named executive officers.

 (3) The amounts indicated under "All Other Compensation" for 1995 consist of (a) amounts contributed by the Company into a trust for the benefit of the named executive officers under the Employee Stock Ownership Plan
        (George R. Quist, $1,200; William C. Sargent, $893; and Scott M. Quist,
        $991); (b) insurance premiums paid by the Company with respect to a group life insurance plan for the benefit of the named executive officers ($2,522 for all named executive officers as a group, or $92 for George R. Quist, $1,215 for William C. Sargent and Scott M.
        Quist, and $1,215 for each individual officer); and (c) life insurance premiums paid by the Company for the benefit of the family of Mr. George R. Quist ($4,645).

                                          Retirement Plans

George R. Quist, who has been Chairman, President and Chief Executive Officer of the Company since 1979, has a Deferred Compensation Agreement, dated
December 8, 1988, with the Company (the "Compensation Agreement"). This Compensation Agreement provides (i) upon Mr. Quist's retirement at the age of 70 or an earlier age as may be specified by the Board of Directors, the Company shall pay him $50,000 per year as an annual retirement benefit for a period of 10 years from the date of retirement; and (ii) upon his death, the remainder of such annual payments shall be payable to his wife, if she survives him.

The Compensation Agreement further provides that the Board of Directors may elect to pay the entire amount of deferred compensation in the form of a single lump-sum payment or other installment payments, so long as the term of such payments do not exceed 10 years. However, in the event Mr. Quist's employment with the Company is terminated for any reason other than retirement, death or disability, the entire deferred compensation shall be forfeited by him.

                                           Director's Fees

Directors of the Company (but not including directors who are employees) are paid a director's fee of $7,200 per year by the Company and are reimbursed for any travel expenses incurred in attending Board meetings. No additional amounts are paid by the Company for committee participation or special assignments.

                                    Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the "Ownership Plan") for the benefit of career employees and certain commissioned salespersons of the Company and its subsidiaries. The following is a description of the Ownership Plan, and is qualified in its entirety by the Ownership Plan, a copy of which is available for inspection at the Company's offices.

Under the Ownership Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the Ownership Plan. Employees become eligible to participate in the Ownership Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,040 hours of service). The Company's contributions under the Ownership Plan are allocated to eligible employees on the same ratio that each eligible employee's compensation bears to total compensation for all eligible employees during each year. To date, the Ownership Plan has approximately
95 participants and had contributions payable to the Plan in 1995 of $21,914.

Benefits under the Ownership Plan vest as follows: 20% after the third year of eligible service by an employee, an additional 20% in the fourth, fifth, sixth and seventh years of eligible service by an employee. Benefits under the Ownership Plan will be paid out in one lump sum or in installments in the event the employee becomes disabled, reaches the age of 65, or is terminated by the Company and demonstrates financial hardship. The Ownership Plan Committee, however, retains discretion to determine the final method of payment. Finally, the Company reserves the right to amend or terminate the Ownership Plan at any time. The trustees of the trust fund under the Ownership Plan are Messrs. R.A.F. McCormick, George R. Quist, and William C. Sargent, all directors of the Company.

                                  1987 Incentive Stock Option Plan

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


                                  YEAR-END VALUES OF STOCK OPTIONS

                         Number of Securities           Value of Unexercised
                    Underlying Unexercised Options      In-The-Money Options
                          at Fiscal Year-End            at Fiscal Year-End(1)
                    -------------------------------     ---------------------
 Name            Exercisable    Unexercisable    Exercisable    Unexercisable
- -----------    --------------   -------------    -----------    -------------
Scott M. Quist      66,134            0            $191,606            0
All executive
officers and
key employee
option recipients
as a group (4
 persons)          119,603            0            $354,810             0


 (1)   The value of options equals the market valule of Security National
       Financial Corporation common stock at December 31, 1995 ($5.38 per share), minus the exercise price of options, and includes only those options the exercise price of which was less than market value at year-end.

                                       1993 Stock Option Plan

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

The options granted on April 29, 1993 were to reward certain officers and key employees who have been employed by the Company for a number of years and to help the Company retain these officers by providing them with an additional incentive to contribute to the success of the Company.

The 1993 Plan is to be administered by the Board of Directors or by a committee designated by the Board. The terms of options granted or stock awards or sales effected under the 1993 Plan are to be determined by the Board of Directors or its committee. The Plan provides that if the shares of Class A Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of Class A Common Stock as a stock dividend on its outstanding Class A Common Stock the number of shares of Class A Common Stock deliverable upon the exercise of Options shall be increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend. No options may be exercised for a term of more than ten years from the date of grant. Options intended as incentive stock options may be issued only to employees, and must meet certain conditions imposed by the code, including a requirement that the option exercise price be no less than the fair market value of the option shares on the date of grant. The 1993 Plan provides that the exercise price for non-qualified options will be not less than at least 50% of the fair market value of the stock subject to such option as of the date of grant of such options, as determined by the Company's Board of Directors.

The 1993 Plan has a term of ten years. The Board of Directors may amend or terminate the 1993 Plan at any time, subject to approval of certain modifications to the 1993 Plan by the shareholders of the Company as may be required by law or the 1993 Plan.

                                  YEAR-END VALUES OF STOCK OPTIONS

                 Number of Securities                Value of Unexercised
            Underlying Unexercised Options           In-The-Money Options
                  at Fiscal Year-End                 at Fiscal Year-End(1)

 Name          Exercisable      Unexercisable     Exercisable     Unexercisable
- ---------     -------------    --------------    -------------   --------------
George R. Quist   139,125            0               $224,542             0
William C.
  Sargent          68,985            0               $151,083             0

 (1)   The value of options equals the market valule of Security National
       Financial Corporation common stock at December 31, 1995 ($5.38 per share), minus the exercise price of options, and includes only those options the exercise price of which was less than market value at year-end.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

The following table sets forth security ownership information of the Company's Class A and Class C Common Stock as of April 20, 1996, (i) for persons who own beneficially more than 5% of the Company's outstanding Class A or Class C Common Stock, (ii) each director of the Company, and (iii) for all executive officers and directors of the Company as a group.


                                                              Class A and
                    Class A                 Class C             Class C
                 Common Stock            Common Stock         Common Stock
               ---------------           --------------       ------------
Name and
Address of    Amount                   Amount               Amount
Beneficial  Beneficially  Percent   Beneficially  Percent Beneficially   Percent
  Owner       Owned      of Class      Owned     of Class   Owned       of Class
- ----------  -----------  ---------- ------------ --------- ------------ -------
George R. Quist
 4491 Wander Lane
 Salt Lake City,
   Utah 84117     233,590    7.2      1,168,682     49.5    1,402,272      24.9

William C. Sargent
 4974 Holladay Blvd.
 Salt Lake City,
   Utah 84117      63,903    2.0        139,252      5.9      203,155       3.6

Employee Stock
 Ownership Plan(3)
 5300 South 360 West
   Suite 310
 Salt Lake City,
   Utah 84123      623,358  19.1        496,300      21.0    1,119,658     19.9

Charles L. Crittenden
 248 - 24th Street
 Ogden, Utah 84404    -0-    -0-         77,232       3.3       77,232      1.4

Sherman B. Lowe
 2197 So. 2100 E.
 Salt Lake City,
   Utah 84109       18,361  0.6          84,404       3.6      102,765      1.8

R.A.F. McCormick
 400 East Crestwood
   Road
 Kaysville,
   Utah 84037        8,806  0.3          44,035       1.9       52,841      0.9


                                                                  Class A
                    Class A                  Class C             and Class C
                  Common Stock             Common Stock         Common Stock
                 -------------            -------------        --------------
Name and
 Address of    Amount                  Amount               Amount
Beneficial   Beneficially  Percent  Beneficially  Percent Beneficially  Percent
 Owner         Owned      of Class    Owned      of Class   Owned      of Class
- ----------   -----------  --------  ------------ --------  ------------ -------
H. Craig Moody
1782 East
  Faunsdale
   Drive
Sandy,
 Utah 84092         -0-    -0-         -0-         -0-        -0-        -0-

Scott M. Quist
7 Wanderwood Way
Sandy, Utah 84094  36,426    1.1      23,349        1.0      59,775       1.1

W. Lowell Steen
12705 SE River
  Rd. Apt. 402S
Portland,
  Oregon 97222        210    0.0         767        0.0         977       0.0

Nathan H. Wagstaff
2131 King Street
Salt Lake City,
 Utah 84109        21,992    0.7      82,809        3.5     104,801       1.9

Associated
 Investors(4)
5300 So. 360 W.
 Suite 310
Salt Lake City,
 Utah 84123        64,875    2.0     211,306        8.9     276,181       4.9

- ---------------------------
All directors and executive
officers (9 persons)


*   Less than one percent
 (1) Does not include 593,675 shares of Class A Common Stock and 472,665 shares of Class C Common Stock owned by the Company's Employee Stock
        Ownership Plan (ESOP), of which George R. Quist, William C. Sargent, and
        R.A.F. McCormick are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

 (2)    The number of shares shown in the table for George R. Quist and William
        C. Sargent does not include 64,875 shares of Class A Common Stock and
        211,306 shares of Class C Common Stock owned by Associated Investors, a Utah general partnership, of which these individuals are the managing partners and, accordingly, exercise shared voting and investment powers with respect to such shares.

 (3)    The trustees of the Employee Stock Ownership Plan (ESOP) are George R.
        Quist, William C. Sargent, and R.A.F. McCormick, who exercise shared voting and investment powers.

 (4)    The managing partners of Associated Investors are George R. Quist and
        William C. Sargent, who exercise shared voting and investment powers.

The Company's officers and directors, as a group, own beneficially approximately 35.6% of the outstanding shares of the Company's Class A and Class C Common Stock.

Item 13 - Certain Relationships and Related Transactions
- --------------------------------------------------------

The Company's Board of Directors has a written procedure which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof, has engaged in any business transactions with the Company or its subsidiaries during 1994 or 1995 other than as described herein.

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

                           SECURITY NATIONAL FINANCIAL CORPORATION


Dated:                      By: George R. Quist,
                                Chairman of the Board, President
                                and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated:



   SIGNATURE                     TITLE                      DATE
- ---------------            --------------------          -----------
George R. Quist             Chairman of the
                            Board, President and
                            Chief Executive Officer         April 29, 1996

Scott M. Quist              (Principal Executive
                            Officer) First Vice
                            President, General Counsel,
                            Treasurer and Director
                            (Principal Accounting Officer)   April 29, 1996

William C. Sargent          Senior Vice President,
                            Secretary and Director           April 29, 1996


Charles L. Crittenden       Director                         April 29, 1996


Sherman B. Lowe             Director                         April 29, 1996


R.A.F. McCormick            Director                         April 29, 1996


H. Craig Moody              Director                         April 29, 1996


W. Lowell Steen             Director                         April 29, 1996


Nathan H. Wagstaff          Director                         April 29, 1996