Form 10-Q
period 1996-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 1996-05-23
CIK 318673

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.

                          FORM 10Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996     Commission File Number: 0-9341


          SECURITY NATIONAL  FINANCIAL CORPORATION
                  Exact Name of Registrant.


           UTAH                              87-0345941
- --------------------------------         ------------------
(State or other jurisdiction             IRS Identification Number
of incorporation or organization)

5300 South 360 West, Salt Lake City, Utah        84123
- ------------------------------------------    -----------
(Address of principal executive offices)      (Zip Code)



Registrant's telephone number, including Area Code   (801) 264-1060
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


Class A Common Stock, $2.00 par value        3,218,801
- --------------------------------------    ---------------
      Title of Class                      Number of Shares
                                          Outstanding as of
                                          March 31, 1996

Class C Common Stock, $.40 par value         2,362,545
- ------------------------------------      -----------------
      Title of Class                      Number of Shares
                                          Outstanding as of
                                          March 31, 1996


SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                          FORM 10Q

                QUARTER ENDED MARCH 31, 1996

                      TABLE OF CONTENTS


               PART I - FINANCIAL INFORMATION



                                                        Page No.
Item 1. Financial Statements

      Consolidated Statements of Earnings - Three
      months ended March 31, 1996 and 1995 . . . . . . . . 3

      Consolidated Balance Sheets - March 31,
      1996 and December 31, 1995 . . . . . . . . . . . . 4-5

      Consolidated Statements of Cash Flows -
      Three months ended March 31, 1996 and
      March 31, 1995 . . . . . . . . . . . . . . . . . . 6-7

      Notes to Consolidated Financial
      Statements . . . . . . . . . . . . . . . . . . . . . 8


Item 2 Management's Discussion and Analysis
      of Summary of Earnings and
      Financial Condition. . . . . . . . . . . . . . . .8-12

                 PART II - OTHER INFORMATION

      Other Information. . . . . . . . . . . . . . . . . .12

      Signature Page . . . . . . . . . . . . . . . . . . .13


                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                    Three Months Ended March 31,
                             1996                              1995
                          (Unaudited)                       (Unaudited)
                          ----------                        ----------
REVENUES:
Insurance premiums and
  other considerations     $1,526,630                         $1,493,350
Net investment income       1,923,063                          1,679,579
Net mortuary and
  cemetery sales            2,141,112                          1,549,320
Realized gains on
  investments and
   other assets                 5,898                              1,514
Mortgage fee income         2,519,360                            316,429
Other                          31,528                            106,677
                           ----------                         ----------
  Total Revenues           $8,147,591                         $5,146,869


BENEFITS AND EXPENSES:
Death benefits               $497,359                           $513,171
Surrenders and other
  policy benefits             974,094                            721,212
Increase in future
  policy benefits             376,331                            322,432
Amortization of
  deferred policy
  acquisition costs
   and cost of insurance
    acquired                  244,267                            229,883
General and administrative
  expenses:
    Commissions             1,585,000                            482,213
    Salaries                1,082,819                            741,660
    Other                   1,989,778                          1,100,074
Interest expense              404,484                            219,767
Cost of goods and
   services sold
    of the mortuaries
    and cemeteries            588,736                            461,145
                           ----------                         ----------
    Total benefits and
      expenses             $7,742,868                         $4,791,557
                           ----------                         ----------
Earnings before
   income taxes            $  404,723                         $  355,312
Income tax expense           (113,493)                           (91,965)
                           ----------                         ----------
  Net earnings             $  291,230                         $  263,347
                           ==========                         ==========

  Earnings per share            $0.08                              $0.08
                                =====                              =====
Weighted average
   outstanding common
     shares                 3,839,648                          3,322,310
                           ==========                         ==========


See accompanying notes to consolidated financial statements.

                              SECURITY NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS



                                      March 31, 1996               December 31,
                                        (Unaudited)                    1995
                                      ---------------              ------------
Assets:
Investments:
Fixed maturity securities
  held to maturity,
   at amortized cost                    $50,277,144                $51,143,361
Equity securities
   available for sale,
    at market                             4,504,413                  4,556,565
Mortgage loans on real estate            10,402,846                 10,434,844
Real estate, net of accumulated
  depreciation                            7,643,207                  7,669,296
Policy loans                              2,986,980                  3,007,596
Other loans                                 268,411                    294,165
Short-term investments                    1,730,085                    722,593
                                        -----------                -----------
    Total insurance related
      investments                        77,813,086                 77,828,420
Restricted assets of cemeteries
  and mortuaries                          3,063,091                  2,986,658
Cash                                      1,998,843                  7,710,155
Receivables:
  Trade contracts                         5,488,086                  5,552,888
  Mortgage loans sold to investors       16,488,696                 19,839,657
  Receivable from agents                    497,472                    471,937
  Other                                     207,319                    623,628
                                        -----------                -----------
    Total receivables                    22,681,573                 26,488,110
  Allowance for doubtful accounts        (2,338,418)                (2,311,450)
                                       ------------                -----------
  Net receivables                        20,343,155                 24,176,660
Land and improvements held for sale       7,739,245                  7,568,016
Accrued investment income                 1,133,700                  1,113,945
Deferred policy acquisition costs         4,426,277                  4,509,974
Property, plant and equipment, net        6,405,305                  6,432,615
Cost of insurance acquired                3,800,361                  4,007,804
Excess of cost over net assets
  of acquired subsidiaries                1,436,953                  1,461,025
Other                                       472,173                    417,409
                                       ------------               ------------
    Total Assets                       $128,632,189               $138,212,681
                                       ============               ============


See accompanying notes to consolidated financial statements.


                           SECURITY NATIONAL FINANCIAL CORPORATION
                                      AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS (Continued)



                                     March 31, 1996            December 31,
                                       (Unaudited)                 1995
                                     ---------------          --------------
Liabilities:
Future life, annuity,
  and other benefits                   $77,097,919             $76,867,685
Line of credit of financing
  of mortgage loans                      5,166,426              14,468,354
Bank loans payable                       7,267,510               7,485,391
Notes and contracts payable              5,037,369               5,175,317
Estimated future costs
   of pre-need sales                     5,985,256               6,065,875
Payable to endowment
   care fund                               123,977                  12,520
Accounts payable                           913,486               1,193,859
Other liabilities
   and accrued expenses                  2,331,305               2,402,842
Income taxes                             2,735,567               2,622,245
                                      ------------            ------------
    Total Liabilities                  106,658,815             116,294,088

Stockholders' Equity:
  Common stock:
    Class A: $2 par value,
      authorized 10,000,000
      shares, issued 3,819,415
      shares in 1996 and 3,819,415
      shares in 1995                     7,638,830               7,638,830
    Class C: $0.40 par value,
      authorized 7,500,000 shares,
      issued 2,388,040 shares in
      1996 and 2,388,040 shares
      in 1995                              955,216                 955,216
                                       -----------             -----------
  Total common stock                     8,594,046               8,594,046
  Additional paid-in capital             7,879,578               7,879,578
  Unrealized appreciation of
    investments                            248,180                 484,629
  Retained earnings                      7,051,202               6,759,972

  Treasury stock at cost
    (600,614 Class A shares
    and 25,495 Class C shares
    in 1996; 598,614 Class A shares
    and 25,495 Class C shares
    in 1995, held by affiliated
    companies)                          (1,799,632)             (1,799,632)
                                      ------------            ------------
  Total Stockholders' Equity            21,973,374              21,918,593
                                      ------------            ------------
  Total Liabilities and
     Stockholders' Equity             $128,632,189            $138,212,681
                                      ============            ============

See accompanying notes to consolidated financial statements.


                            SECURITY NATIONAL FINANCIAL CORPORATION
                                       AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Three Months Ended March 31,
                                           1996                  1995
                                         (Unaudited)          (Unaudited)
                                         -----------          -----------
Cash flows from operating activities:
  Net earnings                            $291,230             $263,347
  Adjustments to reconcile net
      earnings to net cash (used in)
      provided by operating activities:
    Realized gains on investments
      and other assets                      (5,898)              (1,514)
    Depreciation                           494,490              164,360
    Provision for losses on accounts
      and loans receivable                  26,968                8,951
    Amortization of goodwill, premiums,
      and discounts                         18,150              (38,259)
    Income taxes                           113,322               92,381
    Policy acquisition costs
      deferred                            (250,570)            (199,636)
    Policy acquisition costs
      amortized                            334,267              229,883
    Cost of insurance acquired
      amortized                            207,443               56,686
  Change in assets and liabilities:
    Land and improvements held
      for sale                           (171,229)           (1,218,290)
    Future life and other benefits        376,649               455,635
    Receivables for mortgage
      loans sold                       (3,350,961)              (86,832)
    Other operating assets and
      liabilities                       6,583,591              (405,186)
                                      -----------            ----------
Net cash provided by (used in)
      operating activities              4,667,452              (678,474)

Cash flows from investing activities:
  Securities held to maturity:
    Calls and maturities -
     fixed maturity securities            876,517               504,416
  Securities available for sale:
    Purchases - equity securities          (5,981)                --
  Purchases of short-term investments  (2,227,307)            (283,034)
  Sales of short-term investments       1,219,815            1,601,015
  Purchases of restricted assets          (76,433)             (99,657)
  Mortgage, policy, and other
    loans made                           (155,330)          (5,303,376)
  Payments received for
    mortgage, policy, and
    other loans                           242,102            3,255,822
  Purchases of property,
    plant, and equipment                 (393,276)             (16,601)
  Purchases of real estate                (54,699)            (254,118)
                                        ---------          -----------
    Net cash used in investing
      activities                         (574,592)            (595,533)



                       SECURITY NATIONAL FINANCIAL CORPORATION
                                  AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                               Three Months Ended March 31,
                                             1996                      1995
                                          (Unaudited)              (Unaudited)
                                         -----------               ----------
Cash flows from financing activities:
  Annuity receipts                         786,349              558,564
  Annuity withdrawal                      (932,764)            (465,191)
  Repayment of bank loans and
    notes and contracts payable           (355,829)            (280,566)
  Proceeds from borrowings on bank
    loans and notes and contracts
     payable                                 --               1,078,947
  Net decrease in line of credit for
    financing of mortgage loans         (9,301,928)               --
                                       -----------          -----------
  Net cash (used in) provided by
    financing activities                (9,804,172)             891,754
                                       -----------          -----------
Net decrease in cash                    (5,711,312)            (382,253)
Cash at beginning of year                7,710,155            2,060,876

Cash at end of year                    $ 1,998,843          $ 1,678,623
                                       ===========          ===========

  SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
                   March 31, 1996 and 1995
                         (Unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

First Quarter 1996 Compared to First Quarter 1995

Total revenues increased by $3,001,000 (58%), from $5,147,000 for the three months ended March 31 1995, to $8,148,000 for the three months ended March 31, 1996. Contributing to this increase in total revenues was a $34,000 increase in insurance premiums and other considerations, a $243,000 increase in net investment income, a $592,000 increase in net mortuary and cemetery sales, and a $2,203,000 increase in mortgage fee income.

Net investment income increased by $243,000, from $1,680,000 for the three months ended March 31, 1995, to $1,923,000 for the three months ended March 31, 1996. This increase was attributable to the Company's emphasis on investing its cash and short-term investments in higher-yielding long term investments.

Mortuary and cemetery sales increased by $592,000, from $1,549,000 for the three months ended March 31, 1995 to $2,141,000 for the three months ended March 31, 1996. This increase was primarily related to the acquisition of Greer-
Wilson Funeral Home in April 1995.

Mortgage fee income increased $2,203,000, from $316,000 for the three months ended March 31, 1995, to $2,519,000 for the three months ended March 31, 1996. This increase was the result of a strong economy, and an increased demand for housing in the intermountain area which has created activity for loan originations.

Total benefits and expenses were $4,792,000 for the three months ended March 31, 1995, which is 93% of total revenue of the Company, as compared to $7,743,000, or 95% of total revenues for the three months ended March 31, 1996. Death benefits, surrenders and other policy benefits and increase in future policy benefits increased by $291,000, from $1,557,000 for the three months ended March 31, 1995, to $1,848,000 for the three months ended March 31, 1996. This increase is primarily due to the maturing of the policies in force and the acquisition of Civil Service Employees Life Insurance Company in December 1995.

Amortization of deferred policy acquisition costs has increased by $14,000, from $230,000 for the three months ended
March 31, 1995, to $244,000 for the three months ended March
31, 1996. This increase was also due to the maturing of the policies in force.

The increase in general and administrative expenses resulted from an increase in operations at Security National Mortgage, the acquisitions of Greer-Wilson Funeral Home in April 1995 and Civil Service Employees Life Insurance Company in December 1995.

Interest expense increased by $185,000, from $220,000 for the three months ended March 31, 1995, to $405,000 for the three months ended March 31, 1996. This increase was primarily due to the acquisitions of Greer-Wilson Funeral Home in April 1995 and Civil Service Employees Life Insurance Company in December 1995.

Cost of goods and services sold of the mortuaries and cemeteries increased by $128,000, from $461,000 for the three months ended March 31, 1995, to $589,000 for the three months ended March 31, 1996. This increase of goods and services sold is consistent with the increase in sales at the cemeteries and mortuaries.

Liquidity and Capital Resources

The Company's life insurance subsidiary and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business from interest and dividends on invested assets, and from the proceeds from the maturity of held-to-maturity investments, or sale of other investments. The mortgage subsidiary realizes cash flow from fees generated by originating and refinancing mortgage loans and interest earned on mortgages sold to investors. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities which generally are long-term and adequate to pay current policyholder claims, annuity payments, expenses on the issuance of new policies, the maintenance of existing policies, debt service, and to meet operating expenses.

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

The Company's investment policy is to invest predominately in fixed maturity securities and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiary. Bonds owned by the insurance subsidiary amounted to $50,277,000, at amortized cost as of March 31, 1996 compared to $51,143,000 at amortized cost as of December 31, 1995. This represents 65% of the total insurance related investments in 1996 as compared to 66% in 1995. Generally all bonds owned by the life insurance subsidiary are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At March 31, 1996, 3.67% ($1,845,000) and at December
31, 1995, 3.61 ($1,851,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six which are considered non-investment grade.

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

Stockholders' equity as a percent of assets is one measure of capital strength. At March 31, 1996 the Company's ratio increased to 17% up from 16% at December 31, 1995. This increase is primarily due to the mortgage company utilizing less of the warehouse line of credit, by financing the mortgage loans through bank debt, and then selling them to investors within 45 days, and repaying the debt. This transaction results in a receivable for mortgage loans sold to investors which are offset by a bank loan payable.
Computation of the ratio without this transaction results in the Company's debt to total assets at 11% as of March 31, 1996 and 11% at December 31, 1995 and the Company's equity to total assets to 20% as of March 31, 1996 and 18% at December 31, 1995.

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

In December 1995, the Company purchased all of the outstanding shares of common stock of Civil Service Employees Life Insurance Company from Civil Service Employees Insurance Company for a total cost of $5,200,000, which included a promissory note in the amount of $1,063,000. Interest on the promissory note accrues at 7% per annum. Principal payments are to be made in seven equal annual installments of $151,857, beginning on December 29, 1996. Accrued interest will be payable annually beginning on December 29, 1996.

In March 1995, the Company purchased 97,800 shares of common stock of Greer-Wilson Funeral Home, Inc., ("Greer-Wilson") representing 97.8% of the total issued and outstanding shares of common stock of Greer-Wilson for a total consideration of $1,218,000, which included a note to the former owners for $588,000.

At March 31, 1996, $9,513,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's insurance subsidiary. The life insurance subsidiary cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.


Part II  Other Information:

Item 1.   Legal Proceedings
          NONE

Item 2.   Changes in Securities
          NONE

Item 3.   Defaults Upon Senior Securities
          NONE

Item 4.   Submission of Matters to a Vote of Security Holders
          NONE

Item 5.   Other Information
          NONE

Item 6.   Exhibits and Reports on Form 8-K
          The Company filed a report on Form 8-K with the Securities and Exchange Commission on January 16,
          1996.  The report supplied information under
          Section 2 thereof, captioned "Acquisition or Disposition of Assets," which was related to the acquisition of Civil Service Employees Life
          Insurance Company.


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


                         REGISTRANT
           SECURITY NATIONAL FINANCIAL CORPORATION
                         Registrant



DATED: May 22, 1996      By:   George R. Quist,
                               Chairman of the Board,
                               President and Chief Executive
                               Officer (Principal Executive
                               Officer)

DATED: May 22, 1996      By:   Scott M. Quist
                               First Vice President, General
                               Counsel and Treasurer
                               (Principal Financial and
                               Accounting Officer)