Form 10-Q
period 1996-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 1996-08-20
CIK 318673

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.

                          FORM 10Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996          Commission File Number: 0-9341


          SECURITY NATIONAL  FINANCIAL CORPORATION
                  Exact Name of Registrant.


           UTAH                              87-0345941
- -----------------------------            ------------------
(State or other jurisdiction             IRS Identification
of incorporation or organization)        Number

5300 South 360 West, Salt Lake City, Utah        84123
- -----------------------------------------     ----------
(Address of principal executive offices)      (Zip Code)



Registrant's telephone number, including Area Code     (801) 264-1060


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


Class A Common Stock, $2.00 par value         3,256,905
- -------------------------------------     -----------------
      Title of Class                      Number of Shares
                                          Outstanding as of
                                          June 30, 1996

Class C Common Stock, $.40 par value          2,354,791
- -------------------------------------     ------------------
      Title of Class                      Number of Shares
                                          Outstanding as of
                                          June 30, 1996

  SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                          FORM 10Q

                 QUARTER ENDED JUNE 30, 1996

                      TABLE OF CONTENTS


               PART I - FINANCIAL INFORMATION

                                                       Page No.
Item 1. Financial Statements

      Consolidated Statements of Earnings - Six
      months ended June 30, 1996 and 1995, and
      three months ended June 30, 1996 and 1995. . . . . . 3

      Consolidated Balance Sheets - June 30,
      1996 and December 31, 1995 . . . . . . . . . . . . 4-5

      Consolidated Statements of Cash Flows -
      Six months ended June 30, 1996 and
      June 30, 1995. . . . . . . . . . . . . . . . . . . 6-7

      Notes to Consolidated Financial
      Statements . . . . . . . . . . . . . . . . . . . . . 8


Item 2 Management's Discussion and Analysis
      of Summary of Earnings and
      Financial Condition. . . . . . . . . . . . . . . .8-13

                 PART II - OTHER INFORMATION

      Other Information. . . . . . . . . . . . . . . . . .14

      Signature Page . . . . . . . . . . . . . . . . . . .15



                     SECURITY NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                       Six Months Ended June 30,   Three Months Ended June 30,
                         1996           1995         1996          1995
                     (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)
                    ------------   ------------   -----------  ------------
REVENUES:
Insurance premiums
  and other
   considerations    $ 2,972,085   $ 2,953,272    $1,445,455    $1,459,922
Net investment income  3,865,189     3,215,504     1,942,126     1,535,925
Net mortuary and
   cemetery sales      4,294,942     3,859,447     2,153,830     2,310,127
Realized gains on
   investments and
   other assets          (26,024)          544       (31,922)         (970)
Mortgage fee income    4,481,704     1,194,823     1,962,344       878,394
Other                     42,957        38,355        11,429       (68,322)
                    ------------   -----------    ----------    ----------
  Total Revenues     $15,630,853   $11,261,945    $7,483,262    $6,115,076

BENEFITS AND EXPENSES:
Death benefits         1,022,159     1,034,684       524,800       521,513
Surrenders and other
  policy benefits      2,121,683     1,240,360     1,147,589       519,148
Increase in future
  policy benefits        133,006       695,941      (243,325)      373,509
Amortization of
  deferred policy
  acquisition costs
  and cost of insurance
  acquired               645,122       501,126       400,855       271,243
General and administrative
   expenses:
  Commissions          3,005,000     1,349,070     1,420,000       866,857
  Salaries             2,402,790     1,591,656     1,319,971       849,996
  Other                3,673,707     2,143,731     1,683,929     1,043,657
Interest expense         763,632       505,972       359,148       286,205
Cost of goods and
  services sold of the
   mortuaries and
   cemeteries          1,200,305     1,130,901       611,569       669,756
                     -----------   -----------   -----------    ----------
    Total benefits
    and expenses      14,967,404    10,193,441     7,224,536     5,401,884
                     -----------   -----------   -----------    ----------
Earnings before income
   taxes                 663,449     1,068,504       258,726       713,192
Income tax expense      (186,045)     (273,900)      (72,552)     (181,935)
                     -----------   -----------   -----------    ----------
  Net earnings       $   477,404    $  794,604    $  186,174    $  531,257
                     ===========   ===========   ===========    ==========

  Earnings per share       $0.13         $0.24         $0.05         $0.16
                           =====         =====         =====         =====

Weighted average
   outstanding common
   shares              3,816,832     3,322,310     3,816,832     3,322,310
                     ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.


                          SECURITY NATIONAL FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS


                                   June 30, 1996         December 31,
                                    (Unaudited)             1995
                                   -------------         ------------
Assets:
Investments:
Fixed maturity securities
  held to maturity, at
  amortized cost                     $48,037,286          $51,143,361
Equity securities
  available for sale, at market        4,416,859            4,556,565
Mortgage loans on real estate         11,890,019           10,434,844
Real estate, net of accumulated
  depreciation                         7,594,326            7,669,296
Policy loans                           3,018,479            3,007,596
Other loans                              348,515              294,165
Short-term investments                 3,860,863              722,593
    Total insurance related
     investments                      79,166,347           77,828,420
Restricted assets of cemeteries
  and mortuaries                       3,144,120            2,986,658
Cash                                   6,078,173            7,710,155
Receivables:
  Trade contracts                      5,288,049            5,552,888
  Mortgage loans sold to investors     8,903,190           19,839,657
  Receivable from agents                 547,320              471,937
  Other                                  561,227              623,628
                                    ------------         ------------
    Total receivables                 15,299,786           26,488,110
  Allowance for doubtful accounts     (2,100,110)          (2,311,450)
                                    ------------         ------------
  Net receivables                     13,199,676           24,176,660
Land and improvements held for sale    8,041,832            7,568,016
Accrued investment income              1,023,805            1,113,945
Deferred policy acquisition costs      4,387,677            4,509,974
Property, plant and equipment, net     6,412,656            6,432,615
Cost of insurance acquired             3,884,391            4,007,804
Excess of cost over net assets
  of acquired subsidiaries             1,414,870            1,461,025
Other                                    523,035              417,409
                                    ------------         ------------
    Total Assets                    $127,276,582         $138,212,681
                                    ============         ============


See accompanying notes to consolidated financial statements.


                       SECURITY NATIONAL FINANCIAL CORPORATION
                                  AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (Continued)



                                   June 30, 1996        December 31,
                                    (Unaudited)            1995
                                  --------------        ------------
Liabilities:
- ------------
Future life, annuity, and other
  benefits                         $77,392,496          $76,867,685
Line of credit of financing
  of mortgage loans                  3,167,994           14,468,354
Bank loans payable                   7,126,581            7,485,391
Notes and contracts payable          4,890,439            5,175,317
Estimated future costs of
  pre-need sales                     6,013,792            6,065,875
Payable to endowment care fund         146,744               12,520
Accounts payable                     1,265,057            1,193,859
Other liabilities and
  accrued expenses                   2,130,416            2,402,842
Income taxes                         2,808,119            2,622,245
                                  ------------         ------------
    Total Liabilities              104,941,638          116,294,088


Stockholders' Equity:
- ---------------------
  Common stock:
    Class A: $2 par value,
     authorized 10,000,000
     shares, issued 3,857,519
     shares in 1996 and 3,819,415
     shares in 1995                  7,715,038           7,638,830
    Class C: $0.40 par value,
      authorized 7,500,000 shares,
      issued 2,380,286 shares
      in 1996 and 2,388,040 shares
      in 1995                         952,114              955,216
                                  -----------        -------------
  Total common stock                8,667,152            8,594,046
  Additional paid-in capital        7,967,851            7,879,578
  Unrealized appreciation of
    investments                       262,197              484,629
  Retained earnings                 7,237,376            6,759,972

  Treasury stock at cost
    (600,614 Class A shares
    and 25,495 Class C shares
    in 1996; 600,614 Class A
    shares and 25,495 Class C
    shares in 1995, held by
    affiliated companies)          (1,799,632)         (1,799,632)
                                 ------------         -----------
  Total Stockholders' Equity       22,334,944          21,918,593
                                 ------------         -----------
  Total Liabilities and
   Stockholders' Equity          $127,276,582        $138,212,681
                                 ============        ============

See accompanying notes to consolidated financial statements.


                    SECURITY NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Six Months Ended June 30,
                                                1996                 1995
                                             (Unaudited)          (Unaudited)
                                             ----------           ----------
Cash flows from operating activities:
  Net earnings                                 $477,404              794,604
  Adjustments to reconcile net earnings
      to net cash (used in) provided by
    operating activities:
    Realized gains on investments
      and other assets                           20,226                 (544)
    Depreciation                                717,017              356,098
    Provision for losses on accounts
      and loans receivable                     (211,340)             145,875
    Amortization of goodwill, premiums,
      and discounts                               3,364             (868,795)
    Income taxes                                185,874              273,900
    Policy acquisition costs deferred          (399,394)            (335,291)
    Policy acquisition costs amortized          521,691              501,126
    Cost of insurance acquired amortized        123,413               26,370
  Change in assets and liabilities:
    Land and improvements held for sale        (473,816)          (1,199,233)
    Future life and other benefits            1,435,139            1,256,738
    Receivables for mortgage loans sold      10,936,467                --
    Other operating assets and liabilities      100,347              608,655
                                           ------------         ------------
Net cash provided by operating activities    13,436,392            1,559,503

Cash flows from investing activities:
  Securities held to maturity:
  Purchase of fixed maturity securities        (300,752)               --
    Calls and maturities - fixed
      maturity securities                     3,426,352              778,053
  Securities available for sale:
    Purchases - equity securities                (5,980)              66,250
    Proceeds from sale of equity
      securities                                101,570              (66,250)
  Purchases of short-term investments        (5,176,198)          (1,114,955)
  Sales of short-term investments             2,037,928            3,708,180
  Purchases of restricted assets               (157,462)            (323,839)
  Mortgage, policy, and other loans made     (2,161,220)         (15,080,828)
  Payments received for mortgage, policy,
    and other loans                             657,634            9,826,077
  Purchases of property, plant, and
    equipment                                  (547,921)          (1,866,999)
  Purchases of real estate                     (87,949)             (331,624)
  Purchase of subsidiary net of cash
    acquired                                      --                (342,089)
                                           -----------          ------------
    Net cash used in investing activitie    (2,213,998)           (4,748,024)


                          SECURITY NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                              Six Months Ended June 30,
                                              1996                 1995
                                           (Unaudited)          (Unaudited)
                                          -----------          -----------
Cash flows from financing activities:
  Annuity receipts                         1,551,084            1,054,465
  Annuity withdrawals                     (2,461,412)          (1,108,291)
  Repayment of bank loans and
    notes and contracts payable             (686,177)            (676,502)
  Proceeds from borrowings on bank
    loans and notes and contracts payable     42,489            2,971,405
  Net decrease in line of credit for
    financing of mortgage loans          (11,300,360)             (25,652)
                                        ------------         ------------
  Net cash (used in) provided by
    financing activities                 (12,854,376)           2,215,425
                                        ------------         ------------
Net decrease in cash                      (1,631,982)            (973,096)
Cash at beginning of year                  7,710,155            2,060,876
                                       -------------         ------------
Cash at end of year                    $   6,078,173         $  1,087,780
                                       =============         ============

  SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
                   June 30, 1996 and 1995
                         (Unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

Three Months Ended June 30, 1996 as Compared to Three Months
Ended June 30, 1995

Total revenues have increased by $1,368,000 (22%), from $6,115,000 for the three months ended June 30, 1995 as compared to $7,483,000 for the three months ended June 30, 1996. Contributing to this increase in total revenues was a $1,084,000 increase in mortgage fee income and a $406,000 increase in net investment income. Also, mortuary and cemetery sales have decreased by $156,000, from $2,310,000 for the second quarter of 1995 to $2,154,000 for the second quarter of 1996. This decrease in mortuary and cemetery sales was attributable to a decline in sales in the Arizona mortuary division and in the Utah cemetery sales.

Net investment income increased $406,000 from $1,536,000 for the second quarter of 1995 to $1,942,000 for the second quarter of 1996. This increase was attributable to a larger investment base due to the acquisition of Civil Service Employees Life Insurance Company ("CSE Life") and the Company's emphasis on investing its cash and short term investments in higher yielding investments, particularly warehouse lending for mortgage loans.

Mortgage fee income increased by $1,084,000, from $878,000 for the second quarter of 1995 to $1,962,000 for the second quarter of 1996. This increase was the result of a strong economy and increased demand for housing in the intermountain area which has created activity for loan originations.

Total benefits and expenses were $5,402,000 for the second quarter of 1995, which were 88% of the total revenues of the Company, as compared to $7,225,000 or 97% of the total revenue of the Company for the second quarter of 1996.

Surrenders and other policy benefits increased by $628,000, from $519,000 for the second quarter of 1995 to $1,147,000 for the second quarter of 1996. This increase was primarily due to the increase in the withdrawals of annuities purchased from Capital Investors Life Insurance Company ("Capital Investors Life") and the additional policies as the result of the acquisition of CSE Life at December 31, 1995. Increase in future policy benefits decreased by $617,000, from $374,000 for the second quarter of 1995 to a negative $243,000 for the second quarter of 1996, due to the release of reserves which offset the increase in withdrawals of Capital Investors Life and the increased number of policies resulting from the acquisition of CSE Life.

Amortization of deferred policy acquisition costs increased by $130,000, from $271,000 for the second quarter of 1995 to $401,000 for the second quarter of 1996. This increase was primarily due to the increased number of policies resulting from the acquisition of CSE Life.

General and administrative expenses increased by $1,663,000, from $2,761,000 for the second quarter of 1995 to $4,424,000 for the second quarter of 1996. This increase was due to the increase in commission expenses, salaries and other expenses.

Commission expense increased by $553,000, from $867,000 for the second quarter of 1995 to $1,420,000 for the second quarter of 1996. This increase was due to a greater number of mortgage loans processed by Security National Mortgage Company. Salaries increased by $470,000, from $850,000 for the second quarter of 1995 to $1,320,000 for the second quarter of 1996. This increase was attributable to the increased number of employees resulting from the increased business operations of Security National Mortgage Company and the acquisition of CSE Life at December 31, 1995.

Other expenses have increased by $640,000, from $1,044,000 for the second quarter of 1995 to $1,684,000 for the second quarter of 1996. This increase was primarily due to the increased business operations of Security National Mortgage and the increased maintenance costs for the Company's facilities.

Interest expenses increased by $73,000, from $286,000 for the second quarter of 1995 to $359,000 for the second quarter of 1996. This increase was primarily due to the greater number of loans advanced through warehouse lending at Security National Mortgage Company and the increased indebtedness resulting from the acquisition of CSE Life.

Cost of goods and services sold for the mortuaries and cemeteries decreased by $58,000, from $670,000 for the second quarter of 1995 to $612,000 for the second quarter of 1996.
This decrease was consistent with the decrease in mortuary and cemetery sales.

Six Months Ended June 30, 1996 as Compared to Six Months Ended
June 30, 1995

Total revenues increased by $4,369,000, or 39%, from $11,262,000 for the six months ended June 30, 1995 as compared to $15,631,000 for the six months ended June 30, 1996. Contributing to this increase in total revenues was a $650,000 increase in net investment income, a $435,000 increase in net mortuary and cemetery sales and a $3,287,000 increase in mortgage fee income.

Net investment income increased by $650,000, from $3,216,000 for the six months ended June 30, 1995 to $3,866,000 for the six months ended June 30, 1996. This increase was attributable to two factors. First, the Company's emphasis on investing its cash and short-term investments in higher yielding investments, particularly warehouse lending for mortgage loans. Second, the increase was attributable to a larger investment base due to the acquisition of CSE Life.

Net mortuary and cemetery sales increased by $435,000, from $3,859,000 as of the six months ended June 30, 1995 to $4,295,000 for the six months ended June 30, 1996. This increase was primarily related to the acquisition of Greer-Wilson Funeral Home. The acquisition of Greer-Wilson Funeral Home was completed in April 1995, thereby providing additional income for only three months for the period ending June 30, 1995 and six months of additional income for the period ending June 30, 1996.

Mortgage fee income increased by $3,287,000, from $1,195,000 for the six months ended June 30, 1995 to $4,482,000 for the six months ended June 30, 1996. This increase was the result of the strong economy and increased demand for housing in the intermountain area, which has created activity for loan originations.

Total benefits and expenses were $10,193,000 for the six months ended June 30, 1995, which was 91% of the total revenues of the Company as compared to $14,967,000 for the six months ended June 30, 1996, or 96% of the total revenues of the Company.

Death benefits, surrenders and other policyholder benefits and increase in future policy benefits increased in the aggregate by $306,000, from $2,971,000 for the six months ended June 30, 1995 to $3,277,000 for the six months ended June 30, 1996. This increase was primarily due to the increase in the withdrawals of annuities purchased from Capital Investors Life and the additional policies as the result of CSE Life.

Amortization of deferred policy acquisition costs increased by $144,000, from $501,000 for the six months ended June 30, 1995 to $645,000 for the six months ended June 30, 1996. This increase was primarily due to the increased number of policies resulting from the acquisition of CSE Life.

General and administrative expenses increased by $3,997,000, from $5,084,000 for the six months ended June 30, 1995 to $9,081,000 for the six months ended June 30, 1996. This increase was due to increases in commissions, salaries and other expenses.

Commission expenses increased by $1,656,000, from $1,349,000, for the six months ended June 30, 1995 to $3,005,000 for the six months ended June 30, 1996. This increase was primarily due to a greater number of mortgage loans processed by Security National Mortgage Company. Salaries increased by $811,000, from $1,592,000 for the six months ended June 30, 1995 to $2,403,000 for the six months ended June 30, 1996. This increase was attributable to the increased number of employees resulting from increased business operations of Security National Mortgage Company and the acquisition of CSE Life. Also contributing to this increase was the additional three months of salaries resulting from the acquisition of Greer-Wilson Funeral Home as of April 1995.

Other expenses increased by $1,530,000, from $2,144,000 for the six months ended June 30, 1995 to $3,674,000 for the six months ended June 30, 1996. This increase was primarily due to the increased business operations of Security National Mortgage and increased maintenance costs for the Company's facilities.

Interest expense increased by $258,000, from $506,000 for the six months ended June 30, 1995 to $764,000 for the six months ended June 30, 1996. This increase was primarily due to the increased activity in the warehouse lending of Security National Mortgage Company and the increased indebtedness resulting from the acquisitions of CSE Life and Greer-Wilson Funeral Home.

Cost of goods and services sold of the mortuaries and cemeteries increased by $69,000, from $1,131,000 for the six months ended June 30, 1995 to $1,200,000 for the six months ended June 30, 1996. This increase was consistent with the increase in mortuary and cemetery sales.

Liquidity and Capital Resources

The Company's life insurance subsidiary and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the maturity of held-to-maturity investments, or sale of other investments. The mortgage subsidiary realizes cash flow from fees generated by originating and refinancing mortgage loans and interest earned on mortgages sold to investors. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities which generally are long-term and adequate to pay current policyholder claims, annuity payments, expenses on the issuance of new policies, the maintenance of existing policies, debt service, and to meet operating expenses.

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

The Company's investment policy is to invest predominately in fixed maturity securities and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiary. Bonds owned by the insurance subsidiary amounted to $48,037,000, at amortized cost as of June 30, 1996 compared to $51,143,000 at amortized cost as of December 31, 1995. This represents 61% of the total insurance related investments in 1996 as compared to 66% in 1995. Generally all bonds owned by the life insurance subsidiary are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At June 30, 1996, 3.8% ($1,846,000) and at December
31, 1995, 3.6% ($1,851,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six which are considered non-investment grade.

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

Stockholders' equity as a percent of assets is one measure of capital strength. At June 30, 1996 the Company's ratio increased to 17% up from 16% at December 31, 1995. The mortgage company acts as a warehouse by financing mortgage loans through a warehouse line of credit, and then selling them to investors within 45 days, and repaying the debt. This transaction results in a receivable for mortgage loans sold to investors which are offset by a warehouse line of credit. Computations without this transaction results in the Company's debt to total assets at 10% as of June 30, 1996 and 11% at December 31, 1995 and the Company's equity to total assets to 19% as of June 30, 1996 and 18% at December 31, 1995.

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

At June 30, 1996, $9,928,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's insurance subsidiary. The life insurance subsidiary cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.


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


                         REGISTRANT
           SECURITY NATIONAL FINANCIAL CORPORATION
                         Registrant



DATED: August 19, 1996   By:   George R. Quist,
                               Chairman of the Board,
                               President and Chief Executive
                               Officer (Principal Executive
                               Officer)


DATED: August 19, 1996   By:   Scott M. Quist
                               First Vice President, General
                               Counsel and Treasurer
                               (Principal Financial and
                               Accounting Officer)