Form 10-Q
period 1996-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 1996-11-15
CIK 318673

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.

                          FORM 10Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996     Commission File Number: 0-9341


          SECURITY NATIONAL  FINANCIAL CORPORATION
                  Exact Name of Registrant.


           UTAH                                 87-0345941
(State or other jurisdiction             IRS Identification Number
of incorporation or organization)

5300 South 360 West, Salt Lake City, Utah        84123
(Address of principal executive offices)      (Zip Code)



Registrant's telephone number,
   including Area Code                       (801) 264-1060


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


Class A Common Stock, $2.00 par value          3,306,979
-------------------------------------      ---------------
      Title of Class                       Number of Shares
                                           Outstanding as of
                                           September 30, 1996

Class C Common Stock, $.40 par value           2,354,630
-------------------------------------      ----------------
      Title of Class                       Number of Shares
                                           Outstanding as of
                                           September 30, 1996

  SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                          FORM 10Q

              QUARTER ENDED SEPTEMBER 30, 1996

                      TABLE OF CONTENTS


               PART I - FINANCIAL INFORMATION




                                                        Page No.
Item 1. Financial Statements
      Consolidated Statements of Earnings - Nine months ended September 30, 1996 and 1995, and three months ended September 30, 1996 and 1995 . . . 3

      Consolidated Balance Sheets - September 30,
      1996 and December 31, 1995 . . . . . . . . . . . . 4-5

      Consolidated Statements of Cash Flows -
      Nine months ended September 30, 1996 and
      September 30, 1995 . . . . . . . . . . . . . . . . 6-7

      Notes to Consolidated Financial
      Statements . . . . . . . . . . . . . . . . . . . . . 8


Item 2 Management's Discussion and Analysis. . . . . . .8-13


                 PART II - OTHER INFORMATION

      Other Information. . . . . . . . . . . . . . . . . .14

      Signature Page . . . . . . . . . . . . . . . . . . .15



                  SECURITY NATIONAL FINANCIAL CORPORATION
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS

                       Nine Months Ended               Three Months Ended
                          September 30,                   September 30,
                   1996                 1995           1996            1995
                (Unaudited)          (Unaudited)   (Unaudited)     (Unaudited)
                -----------          -----------   -----------     -----------
REVENUES:
Insurance premiums
  and other
  considerations  $ 4,396,863        $ 4,391,317   $ 1,424,778    $ 1,438,045
Net investment
   income           5,637,041          4,886,371     1,771,852      1,670,867
Net mortuary and
   cemetery sales   6,067,639          5,914,821     1,772,697      2,055,374
Realized gains on
   investments
   and other assets   (30,733)            51,437        (4,709)        50,893
Mortgage fee income 6,334,488          2,901,492     1,852,784      1,706,669
Other                  59,173             51,883        16,216         13,528
                  -----------        -----------   -----------    -----------
  Total Revenues  $22,464,471        $18,197,321   $ 6,833,618    $ 6,935,376


BENEFITS AND EXPENSES:
Death benefits     $ 1,429,782       $ 1,543,761   $   407,623    $   509,077
Surrenders and other
  policy benefits    3,680,586         1,783,610     1,558,903        543,250
Increase in future
  policy benefits     (456,745)        1,170,835      (589,748)       474,894
Amortization of
   deferred policy
   acquisition costs
   and cost of
   insurance acquired  954,116           919,257       308,994         418,131
General and administr-
   ative expenses:
  Commissions        4,394,742         2,476,476     1,389,742       1,127,406
  Salaries           3,635,914         2,528,023     1,233,124         936,367
  Other              5,143,323         3,523,063     1,469,616       1,379,332
Interest expense     1,114,437           823,400       350,805         317,428
Cost of goods and
   services sold
   of the mortuaries
   and cemeteries    1,759,660         1,663,030       559,355         532,129
                   -----------       -----------   -----------     -----------
    Total benefits
      and expenses $21,655,815       $16,431,455   $ 6,688,414     $ 6,238,014
                   -----------       -----------   -----------     -----------
Earnings before
   income taxes    $   808,656       $ 1,765,866   $   145,204     $   697,362
Income tax expense    (226,764)         (477,617)      (40,719)       (203,717)
                   -----------       -----------   -----------     -----------
  Net earnings     $   581,892       $ 1,288,249   $   104,485     $   493,645
                   ===========       ===========   ===========     ===========
  Earnings per share     $0.15             $0.42         $0.03           $0.16
                         -----             -----         -----           -----
Weighted average
  outstanding
  common shares      3,835,326         3,037,224     3,829,213       3,037,224
                  ============       ===========   ===========     ===========

See accompanying notes to consolidated financial statements.


                        SECURITY NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS



                                 September 30, 1996             December 31,
                                    (Unaudited)                    1995
                                 ------------------             ------------
Assets:
Investments:
Fixed maturity securities
  held to maturity, at
  amortized cost                       $48,162,723                $51,143,361
Equity securities
  available for sale,
  at market                              4,231,665                  4,556,565
Mortgage loans on real estate           13,119,701                 10,434,844
Real estate, net of accumulated
  depreciation                           7,513,785                  7,669,296
Policy loans                             3,052,052                  3,007,596
Other loans                                254,037                    294,165
Short-term investments                   3,677,918                    722,593
                                     -------------               ------------
    Total insurance related
      investments                       80,011,881                 77,828,420
Restricted assets of cemeteries
  and mortuaries                         3,355,562                  2,986,658
Cash                                     2,932,751                  7,710,155
Receivables:
  Trade contracts                        4,855,497                  5,552,888
  Mortgage loans sold to investors      10,080,810                 19,839,657
  Receivable from agents                   608,096                    471,937
  Other                                    283,359                    623,628
                                      ------------                -----------
    Total receivables                   15,827,762                 26,488,110
  Allowance for doubtful accounts       (2,012,846)                (2,311,450)
                                       -----------                -----------
  Net receivables                       13,814,915                 24,176,660
Land and improvements held for sale      8,358,913                  7,568,016
Accrued investment income                1,062,773                  1,113,945
Deferred policy acquisition costs        4,361,925                  4,509,974
Property, plant and equipment, net       6,469,708                  6,432,615
Cost of insurance acquired               3,815,704                  4,007,804
Excess of cost over net assets
  of acquired subsidiaries               1,392,789                  1,461,025
Other                                      460,684                    417,409
                                      ------------               ------------
    Total Assets                      $126,037,605               $138,212,681
                                      ============               ============
See accompanying notes to consolidated financial statements.


                             SECURITY NATIONAL FINANCIAL CORPORATION
                                       AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS (Continued)



                                     September 30, 1996          December 31,
                                        (Unaudited)                 1995
                                     -------------------        -------------
Liabilities:
Future life, annuity, and other
  benefits                               $76,963,857             $76,867,685
Line of credit of financing
  of mortgage loans                        2,206,271              14,468,354
Bank loans payable                         6,863,545               7,485,391
Notes and contracts payable                4,775,185               5,175,317
Estimated future costs of
   pre-need sales                          6,034,095               6,065,875
Payable to endowment care fund               148,810                  12,520
Accounts payable                           1,250,438               1,193,859
Other liabilities and accrued
   expenses                                2,197,481               2,402,842
Income taxes                               2,848,838               2,622,245
                                        ------------            ------------
    Total Liabilities                    103,288,521             116,294,088


Stockholders' Equity:
  Common stock:
    Class A: $2 par value, authorized
      10,000,000 shares, issued 3,908,480
      shares in 1996 and 3,819,415 shares
      in 1995                              7,816,960               7,638,830
    Class C: $0.40 par value, authorized
      7,500,000 shares, issued 2,380,125
      shares in 1996 and 2,388,040 shares
      in 1995                                952,050                 955,216
                                         -----------             -----------
  Total common stock                       8,769,010               8,594,046
  Additional paid-in capital               8,126,548               7,879,578
  Unrealized appreciation of
    investments                              311,295                 484,629
  Retained earnings                        7,341,864               6,759,972

  Treasury stock at cost (601,501 Class
    A shares and 25,495 Class C shares
    in 1996; 600,614 Class A shares and
    25,495 Class C shares in 1995, held
    by affiliated companies)              (1,799,632)             (1,799,632)
                                        ------------            ------------
  Total Stockholders' Equity              22,749,085              21,918,593
                                        ------------            ------------
  Total Liabilities and
     Stockholders' Equity               $126,037,605            $138,212,681
                                        ============            ============

See accompanying notes to consolidated financial statements.


                        SECURITY NATIONAL FINANCIAL CORPORATION
                                   AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Nine Months Ended September 30,
                                            1996                 1995
                                         (Unaudited)          (Unaudited)
                                         ----------           -----------
Cash flows from operating activities:
  Net earnings                             $581,892           $1,288,249
  Adjustments to reconcile net earnings
      to net cash provided by (used in)
    operating activities:
    Realized loss (gains) on investments
      and other assets                       24,574              (50,660)
    Depreciation                            940,854              532,832
    Provision for losses on accounts
      and loans receivable                 (298,604)             127,867
    Amortization of goodwill, premiums,
      and discounts                           6,002             (909,425)
    Income taxes                            226,593              477,617
    Policy acquisition costs deferred      (613,967)            (651,117)
    Policy acquisition costs amortized      762,016              919,257
    Cost of insurance acquired amortized    192,100              170,058
  Change in assets and liabilities:
    Land and improvements held for sale    (790,897)          (1,666,421)
    Future life and other benefits        1,574,734            1,194,096
    Receivables for mortgage loans sold   9,758,847          (11,741,793)
    Other operating assets and
       liabilities                        1,287,061            1,192,787
                                       ------------         ------------
Net cash provided by (used in) operating
    activities                           13,651,205           (9,116,653)

Cash flows from investing activities:
  Securities held to maturity:
  Purchase of fixed maturity securities  (1,496,514)              --
    Calls and maturities - fixed
      maturity securities                 4,510,053            2,307,113
  Securities available for sale:
    Purchases - equity securities            (9,531)              --
    Proceeds from sale of equity
       securities                           161,295               61,907
  Purchases of short-term investments    (6,283,205)          (1,114,955)
  Sales of short-term investments         3,327,880            4,372,637
  Purchases of restricted assets           (368,904)            (290,223)
  Mortgage, policy, and other
    loans made                           (3,698,291)          (4,467,031)
  Payments received for mortgage, policy,
    and other loans                       1,034,627            6,289,860
  Purchases of property, plant, and
     equipment                             (752,881)          (1,513,626)
  Purchases of real estate                  (90,515)            (380,624)
  Purchase of subsidiary net
     of cash acquired                          --               (342,089)
                                       ------------           ----------
    Net cash (used in) provided by
      investing activities               (3,665,986)           4,922,969



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                             Nine Months Ended September 30,
                                               1996                 1995
                                            (Unaudited)          (Unaudited)
                                            ----------          -----------
Cash flows from financing activities:
  Annuity receipts                          2,171,786            1,618,800
  Annuity withdrawals                      (3,650,348)          (1,426,408)
  Repayment of bank loans and
    notes and contracts payable            (1,064,467)          (1,035,347)
  Proceeds from borrowings on bank
    loans and notes and contracts payable      42,489            4,942,741
  Net increase (decrease) in line of credit
     for financing of mortgage loans      (12,262,083)           4,036,176
                                        -------------       --------------
  Net cash (used in) provided by
    financing activities                  (14,762,623)           8,135,962
                                        -------------       --------------
Net (decrease) increase in cash            (4,777,404)           3,942,278
Cash at beginning of period                 7,710,155            2,060,876
                                        -------------       --------------
Cash at end of period                    $  2,932,751         $  6,003,154
                                         ============         ============


  SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
                 September 30, 1996 and 1995
                         (Unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K (file number 0-9341).

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                    Results of Operations

Overview

The Company's operations over the last three years generally reflect three trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies, annuities, and limited pay accident policies; (ii) emphasis on high margin cemetery and mortuary business; and (iii) capitalizing on the strong economy in the intermountain west by originating and refinancing mortgage loans.

Three Months Ended September 30, 1996 as Compared to Three
Months Ended September 30, 1995

Total revenues have decreased by $101,000 or 1.5%, from $6,935,000 for the three months ended September 30, 1995 as compared to $6,834,000 for the three months ended September
30, 1996. Contributing to this decrease in total revenues was a $13,000 decrease in insurance premiums and other considerations, a $283,000 decrease in net mortuary and cemetery sales, and a $56,000 decrease in realized gains on investments and other assets.

Net investment income increased by $101,000, from $1,671,000 for the third quarter of 1995 to $1,772,000 for the third quarter of 1996. This increase was attributable to a larger investment base due to the acquisition of Civil Service Employees Life Insurance Company ("CSE Life") and the Company's emphasis on investing its cash and short term investments in higher yielding investments, particularly warehouse lending for mortgage loans.

Net mortuary and cemetery sales decreased by $283,000, from $2,055,000 for the third quarter 1995 to 1,772,000 for the third quarter 1996. This decrease was due to fewer pre-need and at-need contracts written in the cemetery division and fewer cases serviced in the Arizona mortuary division.

Mortgage fee income increased by $146,000, from $1,707,000 for the third quarter of 1995 to $1,853,000 for the third quarter of 1996. This increase was the result of a strong economy and an increased demand for housing in the intermountain area, which created more activity for loan originations.

Total benefits and expenses were $6,238,000 for the third quarter of 1995, which were 90% of the Company's total revenues, as compared to $6,688,000, or 98% of the Company's total revenues for the third quarter of 1996.

Surrenders and other policy benefits increased by $1,016,000, from $543,000 for the third quarter of 1995 to $1,559,000 for the third quarter of 1996. This increase was primarily due to the increase in the withdrawals of annuities purchased from Capital Investors Life Insurance Company ("Capital Investors Life") and the additional policies from the acquisition of CSE Life at December 31, 1995. Increase in future policy benefits decreased by $1,065,000, from $475,000 for the third quarter of 1995 to a negative $590,000 for the third quarter of 1996. This decrease was primarily due to the release of reserves which offset the increase in withdrawals of Capital Investors Life and the increased number of policies from the acquisition of CSE Life.

Amortization of deferred policy acquisition costs and costs of insurance acquired decreased by $109,000, from $418,000 for the third quarter of 1995 to $309,000 for the third quarter of 1996. This decrease was primarily due to flucuations in amortization schedules as a result of actual to expected adjustments in assumptions.

General and administrative expenses increased by $649,000, from $3,443,000 for the third quarter of 1995 to $4,092,000 for the third quarter of 1996. This increase was due to the increase in commission expenses, salaries and other expenses.

Commission expenses increased by $262,000, from $1,127,000 for the third quarter of 1995 to $1,389,000 for the third quarter of 1996. This increase was due to a greater number of mortgage loans processed by Security National Mortgage Company. Salaries increased by $297,000, from $936,000 for the third quarter of 1995 to $1,233,000 for the third quarter of 1996. This increase was attributable to the increased number of employees resulting from the increased business operations of Security National Mortgage Company, the acquisition of CSE Life in December 1995, and stock options exercised by key employees.

Other expenses have increased by $90,000, from $1,379,000 for the third quarter of 1995 to $1,469,000 for the third quarter of 1996. This increase was primarily due to the increased business operations of Security National Mortgage and the increased maintenance costs for the Company's facilities.

Interest expenses increased by $33,000, from $317,000 for the third quarter of 1995 to $350,000 for the third quarter of 1996. This increase was primarily due to the greater number of loans processed through warehouse lending at Security National Mortgage Company and the increased indebtedness resulting from the acquisition of CSE Life and the development of Singing Hills Memorial Park.

Cost of goods and services sold of the mortuaries and cemeteries increased by $27,000, from $532,000 for the third quarter of 1995 to $559,000 for the third quarter of 1996. This increase was due to a change in the sales mix for the three months ended September 30, 1995, as compared to the three months ended September 30, 1996.

Nine Months Ended September 30, 1996 as Compared to Nine
Months Ended September 30, 1995

Total revenues increased by $4,267,000, or 23.4%, from $18,197,000 for the nine months ended September 30, 1995 as compared to $22,464,000 for the nine months ended September 30, 1996. Contributing to this increase in total revenues was a $751,000 increase in net investment income, a $153,000 increase in net mortuary and cemetery sales and a $3,433,000 increase in mortgage fee income.

Net investment income increased by $751,000, from $4,886,000 for the nine months ended September 30, 1995 to $5,637,000 for the nine months ended September 30, 1996. This increase was attributable to two factors. First, the Company's emphasis on investing its cash and short-term investments in higher yielding investments, particularly warehouse lending for mortgage loans. Second, the increase was attributable to a larger investment base due to the acquisition of CSE Life.

Net mortuary and cemetery sales increased by $512,000, from $5,915,000 for the nine months ended September 30, 1995 to $6,067,000 for the nine months ended September 30, 1996. This increase was primarily related to the mortuary division of the Company and the acquisition of Greer-Wilson Funeral Home. The acquisition of Greer-Wilson Funeral Home was completed in April 1995, thereby providing additional income for only six months of the nine month period ending September 30, 1995 and nine months of additional income for the period ending September 30, 1996.

Mortgage fee income increased by $3,433,000, from $2,901,000 for the nine months ended September 30, 1995 to $6,334,000 for the nine months ended September 30, 1996. This increase was the result of the strong economy and an increased demand for housing in the intermountain area, which created more activity for loan originations.

Total benefits and expenses were $16,431,000 for the nine months ended September 30, 1995, which was 90% of the Company's total revenues, as compared to $21,656,000 for the nine months ended September 30, 1996, or 96% of the Company's total revenues.

Death benefits, surrenders and other policyholder benefits and increase in future policy benefits increased in the aggregate by $155,000, from $4,498,000 for the nine months ended September 30, 1995 to $4,653,000 for the nine months ended September 30, 1996. This increase was primarily due to the increase in the withdrawals of annuities purchased from Capital Investors Life and the additional policies from the acquistion of CSE Life.

Amortization of deferred policy acquisition costs increased by $35,000, from $919,000 for the nine months ended September 30, 1995 to $954,000 for the nine months ended September 30, 1996. This increase was primarily due to the additional policies from the acquisition of CSE Life.

General and administrative expenses increased by $4,646,000, from $8,528,000 for the nine months ended September 30, 1995 to $13,174,000 for the nine months ended September 30, 1996. This increase was due to increases in commissions, salaries and other expenses.

Commission expenses increased by $1,918,000, from $2,476,000, for the nine months ended September 30, 1995 to $4,394,000 for the nine months ended September 30, 1996. This increase was primarily due to a greater number of mortgage loans processed by Security National Mortgage Company. Salaries increased by $1,108,000, from $2,528,000 for the nine months ended September 30, 1995 to $3,636,000 for the nine months ended September 30, 1996. This increase was attributable to the increased number of employees resulting from increased business operations of Security National Mortgage Company, the acquisition of CSE Life in December 1995, the additional three months of salaries resulting from the acquisition of Greer-Wilson Funeral Home in April 1995. Also contributing to this increase was the exercise of stock options by key employees.

Other expenses increased by $1,620,000, from $3,523,000 for the nine months ended September 30, 1995 to $5,143,000 for the nine months ended September 30, 1996. This increase was primarily due to the increased business operations of Security National Mortgage and increased maintenance costs for the Company's facilities

Interest expense increased by $291,000, from $823,000 for the nine months ended September 30, 1995 to $1,114,000 for the nine months ended September 30, 1996. This increase was primarily due to the increased activity in the warehouse lending of Security National Mortgage Company and the increased indebtedness resulting from the acquisitions of CSE Life, Greer-Wilson Funeral Home, and Singing Hills Memorial Park.

Cost of goods and services sold of the mortuaries and cemeteries increased by $96,000, from $1,663,000 for the nine months ended September 30, 1995 to $1,759,000 for the nine months ended September 30, 1996. This increase was consistent with the increase in mortuary and cemetery sales.

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

The Company's investment policy is to invest predominately in fixed maturity securities and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiary. Bonds owned by the insurance subsidiary amounted to $48,163,000, at amortized cost as of September 30, 1996 compared to $51,143,000 at amortized cost as of December 31, 1995. This represents 60% of the total insurance related investments in 1996 as compared to 66% in 1995. Generally all bonds owned by the life insurance subsidiary are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At September 30, 1996, 3.8% ($1,834,000) and at
December 31, 1995, 3.6% ($1,851,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six which are considered non-investment grade.

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

Stockholders' equity as a percent of assets is one measure of capital strength. At September 30, 1996 the Company's ratio increased to 18% up from 16% at December 31, 1995. The mortgage company acts as a warehouse by financing mortgage loans through a warehouse line of credit, and then selling them to investors within 45 days, and repaying the debt. This transaction results in a receivable for mortgage loans sold to investors which are offset by a warehouse line of credit. Computations without this transaction results in the Company's debt to total assets at 10% as of September 30, 1996 and 11% at December 31, 1995 and the Company's equity to total assets to 20% as of September 30, 1996 and 19% at December 31, 1995.

In February 1995, the Company purchased approximately 100 acres of real property (the "property") located in San Diego, California, approximately 35 acres of which will be used for the development of a cemetery. The purchase price of the property was $1,162,000, $100,000 of which was paid in cash and the balance of $1,062,000, together with interest thereon at the rate of 9% per annum, to be paid in twelve equal monthly payments of $5,000, thereafter in equal monthly payments of $10,000; however, interest does not accrue on any part of the principal balance until February 1996. A principal payment of $100,000 was made in December 1995. The Company has obtained approval from the federal government and the California Cemetery Board to operate a cemetery on the property. The development of the cemetery will be financed internally. Initial development of 35 acres to operate as a cemetery is estimated to cost approximately $560,000.

In March 1995, the Company purchased 97,800 shares of common stock of Greer-Wilson Funeral Home, Inc. ("Greer-Wilson"), representing 97.8% of the total issued and outstanding shares of common stock of Greer-Wilson for a total consideration of $1,218,000, which included a note to the former owners for $588,000.

In November 1995, the Company entered into an agreement with Myers Mortuary for the sale of the Company's 65% interest in Evergreen Memorial Partnership and the Company's 50% interest in Evergreen Management Corporation. As consideration for the sale of these entities, Myers Mortuary paid $746,000 in satisfaction of the indebtedness that Evergreen Memorial Partnership owes to the Company. Myers Mortuary has also agreed to pay $200,000 to the Company in four equal annual installments of $50,000, beginning in October 1996. In addition, Myers Mortuary will pay a $10.00 royalty to the Company for each adult space sold in Evergreen Memorial Park over the next ten years, beginning in January 1996.

In December 1995, the Company purchased all of the outstanding shares of common stock of Civil Service Employees Life Insurance Company from Civil Service Employees Insurance Company for a total cost of $5,200,000, which included a promissory note in the amount of $1,063,000. Interest on the promissory note accrues at 7% per annum. Principal payments are to be made in seven equal annual installments of approximately $152,000, beginning in December 1996. Accrued interest will be payable annually beginning in December 1996.

At September 30, 1996, $10,259,000 of the Company's consolidated stockholders' equity represented the statutory stockholders' equity of the Company's insurance subsidiary.
The life insurance subsidiary cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.
Part II  Other Information:


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


                         REGISTRANT
           SECURITY NATIONAL FINANCIAL CORPORATION
                         Registrant



DATED: November 14, 1996           By:   George R. Quist,
                                         -----------------------------
                                         Chairman of the Board,
                                         President and Chief Executive
                                         Officer (Principal Executive
                                         Officer)


DATED: November 14, 1996           By:   Scott M. Quist
                                         First Vice President, General
                                         Counsel and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)