Form 10-K
period 1996-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 1997-03-28
CIK 318673

SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D.C. 20549

                                              Form 10-K

                        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended December 31, 1996, or

                       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the Transition Period from       to

                                    Commission File Number 0-9341

                              Security National Financial Corporation
                       (Exact name of registrant as specified in its Charter)

           UTAH                                                87-0345941
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                           Identification
                                                             Number)

    5300 South 360 West, Suite 310                                 84123
       Salt Lake City, Utah                                      (Zip Code)
(Address of principal executive offices)

Registrant's telephone number,
including area code:                                         (801) 264-1060

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

                                Class C Common Stock, $0.20 Par Value
                                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes [X]  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1997 was $16,378,000.

As of March 14, 1997, registrant had 3,479,133 shares of Class A Common Stock and 4,913,533 shares of Class C Stock.

                                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                              PART I

Item 1.  Business

Security National Financial Corporation (the "Company") operates three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance. These products are marketed in 29 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment of the Company consists of five cemeteries in the state of Utah and one in the state of California and eight mortuaries in the state of Utah and five mortuaries in the state of Arizona. The Company also engages in pre-need selling of funeral, cemetery and cremation services through its Utah operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction and existing homes and real estate projects.

The design and structure of the Company is that each segment is related to the others and contributes to the profitability of the other segments of the Company. Because of the increasing cemetery and mortuary operations in Utah and Arizona, the Company enjoys a level of public awareness that assists in the sales and marketing of insurance and pre-need cemetery and funeral products. Security National
Life Insurance Company ("Security National Life") invests its assets (representing in part the pre-paid funerals) in investments authorized by the Insurance Department of the State of Utah. One such investment authorized by the Utah
Insurance Department is high quality mortgage loans. Thus, while each segment is a profit center on a stand-alone basis, this horizontal integration of each segment will lead to improved profitability of the Company. The Company is also pursuing growth through acquisitions of both life insurance companies and cemeteries and mortuaries. The
Company's acquisition business plan is based on reducing overhead cost of the acquired company by utilizing existing personnel, management, and technology while still providing quality service to the customers and policyholders.

The Company was organized as a holding company in 1979 when
Security National Life became a wholly owned subsidiary of the Company and the former stockholders of Security
National Life became stockholders of the Company.  Security
National Life was formed in 1965 and has grown through the direct sale of life insurance and annuities and through the acquisition of other insurance companies, including the acquisitions of Investors Equity Life Insurance Company of
Hawaii Ltd, ("Investors Equity") in June 1986 and its subsequent sale in June 1991, Capital Investors Life
Insurance Company in December 1994 and Civil Service
Employees Life Insurance Company in December 1995.
Memorial Estates, Inc. and Memorial Mortuary became direct subsidiaries of the Company in the 1979 reorganization when the Company was formed. These companies were acquired by Security National Life in 1973. The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies, including the acquisitions of Paradise Chapel Funeral Home, Inc. in 1989, Holladay

Memorial Park, Inc., Cottonwood Mortuary, Inc. and Deseret
Memorial, Inc. in 1991, Sunset Funeral Home in January
1994, and Greer-Wilson Funeral Home, Inc. in April 1995.
In July 1993, the Company formed Security National Mortgage
Company ("Security National Mortgage") to originate and refinance mortgage loans. See Notes to Consolidated
Financial Statements for additional disclosure and discussion regarding segments of the business.

Life Insurance

  Products

The Company, through its insurance subsidiary, Security
National Life, issues and distributes selected lines of life insurance and annuities. The Company's life insurance business includes funeral plans and interest-sensitive whole life insurance, as well as other traditional life and accident and health insurance products but places specific marketing emphasis on funeral plans.

A funeral plan is a small face value life insurance policy that generally has a face coverage of up to $5,000. The
Company believes that funeral plans represent a marketing niche that is less competitive since most insurance companies do not offer similar coverages. The purpose of the funeral plan policy is to pay the costs and expenses incurred at the time of a person's death. On a per thousand dollar cost of insurance basis, these policies are more expensive to the policyholder than many types of non-burial insurance due to their low face amount, requiring the fixed cost of the policy to be distributed over a smaller policy size, and due to the simplified underwriting practices resulting in higher mortality costs.

  Markets and Distribution

The Company is licensed to sell insurance in 29 states.
The Company, in marketing its life insurance products, seeks to locate, develop and service specific "niche" markets. A "niche" market is an identifiable market which the Company believes is not emphasized by most insurers.
The Company generally sells its life insurance products to people of middle age who have a need for insurance to protect the income of the wage earner of the family, to pay off debts at the time of death and for other estate planning purposes. Funeral plan policies are sold primarily to persons who range in age from 45 to 75. Even though people of all ages and income levels purchase funeral plans, the Company believes that the highest percentage of funeral plan purchasers are individuals who are older than 45 and have low to moderate income. A majority of the Company's funeral plan premiums come from the states of Arizona, Colorado, Idaho, Nevada, Oklahoma,
Texas and Utah, and a majority of the Company's non-funeral plan life insurance premiums come from the states of California, New Mexico and Utah.

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

In marketing the funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas.
Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy as their interest may appear. The following table summarizes the life insurance business as of and for the five years ended December 31, 1996:

                   1996           1995         1994          1993         1992
                  ------         ------       ------        ------      -------
Life
 Insurance
Policy/Cert.
    Count
    as of
    December 31    42,034        42,711       41,064       32,895       32,682
Insurance
    in force
    as of
    December 31
(omitted 000)    $546,213      $530,688     $436,600     $310,395     $319,020
Premiums
    Collected
(omitted 000)    $  5,765      $  5,819     $  5,175     $  5,201     $  4,866

    Underwriting

Factors considered in evaluating an application for insurance coverage include the applicant's age, occupation, general health and medical history. Upon receipt of a satisfactory application, which contains pertinent medical questions, the Company writes insurance that is based on its medical limits and requirements on a basis satisfactory to the reinsuring company (or companies, if submitted facultatively), subject to the following general non-medical limits:

                Age Nearest                           Non-Medical
                 Birthday                               Limits
                ------------                          -----------
                    0-40                                $75,000
                   41-50                                $75,000
                   51-up                             Exam Required

When underwriting life insurance, the Company will sometimes issue policies with higher premium rates for substandard risks.

In addition to the Company's ordinary life product line, the Company also sells final expense insurance. This insurance is small face amount, with a maximum issue of $10,000. It is written on a simplified medical application with underwriting requirements being a completed application, a phone inspection on each applicant and a Medical Information Bureau inquiry. There are several underwriting classes in which an applicant can be placed.
If the Company receives conflicting or incomplete underwriting information, an attending physician's statement can be ordered to insure the applicant is placed in the correct underwriting class.

Annuities

   Products

The Company's annuity business includes single premium deferred annuities, flexible premium deferred annuities and immediate annuities. A single premium deferred annuity is a contract where the individual remits a sum of money to the Company, which is retained on deposit until such time as the individual may wish to purchase an immediate annuity or surrender the contract for cash. A flexible premium deferred annuity gives the contract holder the right to make premium payments of varying amounts or to make no further premium payments after his initial payment. These single and flexible premium deferred annuities can have initial surrender charges. The surrender charges act as a deterrent to individuals who may wish to surrender their annuity contracts. These types of annuities have guaranteed interest rates of 4% to 4 1/2% per annum. Above that, the interest rate credited is determined by the Board of Directors at their discretion. An immediate annuity is a contract in which the individual remits to the Company a sum of money in return for the Company's obligation to pay a series of payments on a periodic basis over a designated period of time, such as an individual's life, or for such other period as may be designated.

Holders of annuities enjoy a significant benefit under the current federal income tax law in that interest accretions that are credited to the annuities do not incur current income tax expense on the part of the contract holder.
Instead, the interest income is tax deferred until such time as it is paid out to the contract holder. In order for the Company to realize a profit on an annuity product, the Company must maintain an interest rate spread between its investment income and the interest rate credited to the annuities. From that spread must be deducted commissions, issuance expenses and general and administrative expenses.
The Company's annuities currently have credited interest rates ranging from 4.0% to 6.5%.

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

The following table summarizes the annuity business as of and for the five years ended December 31, 1996:

                        1996       1995        1994       1993      1992
                       ------     ------     -------     ------    ------
Annuities
Policy/Cert.
 Count as of
 December 31           7,049       6,893      5,954      4,605     4,482
Deposits Collected
(omitted 000)         $2,859      $2,375     $1,927     $1,905    $1,889


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

The following table summarizes the Accident and Health business as of and for the five years ended December 31, 1996:

                       1996          1995        1994(1)     1993       1992
                     -------        ------      --------    ------     ------
Accident
  and Health
Policy/Cert.
  Count as of
  December 31        33,639        37,302       42,910       347        463
Premiums
  Collected
(omitted 000)          $430          $578          $15       $18        $23


    (1)  Includes acquisition of Capital Investors Life
    Insurance Company on December 21, 1994.

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

The Company's policy is to retain no more than $50,000 of ordinary insurance per insured life. Excess risk is reinsured. The total amount of life insurance in force at December 31, 1996, reinsured by other companies aggregated
$73,821,939, representing approximately 14% of the Company's life insurance in force on that date.

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

See "Management's Discussion and Analysis of Results of
Operations and Financial Condition" and Notes to
Consolidated Financial Statements for additional disclosure and discussion regarding investments.

Cemetery and Mortuary

    Products

The Company has six wholly-owned cemeteries and thirteen wholly-owned mortuaries. The cemeteries are non-denominational. Through its cemetery and mortuary operations, the Company markets a variety of products and services both on a pre-need basis (prior to death) and an at-need basis (at the time of death). The products include grave spaces, interment vaults, mausoleum crypts and niches, markers, caskets, flowers and other related products. The services include professional services of funeral directors, opening and closing of graves, use of chapels and viewing rooms, and use of automobiles and clothing. The Company has a funeral chapel at each of its cemeteries other than Holladay Memorial Park and has eight separate stand-alone mortuary facilities. The Company's cemetery and mortuary business increased with the acquisition of Holladay Memorial Park, Inc., Cottonwood
Mortuary, Inc. and Deseret Memorial, Inc. in September
1991, the acquisition of Sunset Funeral Home, Inc. in
January 1994, and the acquisition of Greer-Wilson Funeral
Home, Inc. in April 1995.

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

   Products

The Company, through its mortgage subsidiary, Security
National Mortgage, originates and underwrites residential and commercial loans for new construction and existing homes and real estate projects primarily for the greater
Salt Lake City area. The Company is an approved government guaranteed and conventional lender and processes government guaranteed and conventional loans. Most of the loans are sold directly to investors. The Company uses warehouse lines of credit with affiliated companies and unaffiliated financial institutions to fund mortgage loans prior to the purchase by investors.

   Markets and Distribution

The Company's mortgage lending services are marketed primarily to individual homeowners and businesses who are located in the area known as the "Wasatch Front," covering approximately 100 miles between Salt Lake City and Ogden,
Utah, with the greatest concentration of sales being in the greater Salt Lake City area. The typical loan size for residential loans ranges from $40,000 to $150,000, and for commercial loans from $200,000 to $750,000.

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

  Sunset Funeral Homes

In January 1994, the Company acquired all of the issued and outstanding shares of common stock of Sunset Funeral Homes, Inc. ("Sunset"), an Arizona corporation. In connection with this transaction, the Company also acquired certain real estate and other assets related to the business of Sunset from the sole stockholder of Sunset. Sunset owns and operates a funeral home in Phoenix, Arizona, known as Camelback Sunset Funeral Home.

  Capital Investors Life Insurance Company

In December 1994, the Company completed the purchase of all of the outstanding shares of common stock of Capital
Investors Life Insurance Company ("Capital Investors
Life"), a Florida based life insurance company from Suncoast Financial Corporation ("Suncoast Financial"), a
Delaware corporation and, prior to closing of the transaction, the sole stockholder of Capital Investors
Life.

At the time of the transaction, Capital Investors Life was a Florida domiciled insurance company with total assets of approximately $30 million. Capital Investors Life was redomesticated to Utah on December 28, 1994. At the time of the acquisition, Capital Investors Life was licensed to transact business in 23 states. The Company continues to operate Capital Investors Life as an insurance company, which changed its name to Security National Life in March
1996.

  California Memorial Estates

In February 1995, California Memorial Estates, Inc., a duly organized Utah corporation and wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement and Escrow Instructions with the Carter Family Trust and the
Leonard M. Smith Family Trust to purchase approximately 100 acres of real property located in San Diego County, California (the "Property"). The Company has developed the property by designating approximately 35 acres for a cemetery known as Singing Hills Memorial Park. The Company has obtained approval from the federal government and the California Cemetery Board to operate a cemetery on the Property. The Company has completed development on five acres and is currently selling cemetery lots on a pre-need and at-need basis on the developed acreage.

  Greer-Wilson Funeral Home

In March 1995, the Company purchased 97,800 shares of common stock of Greer-Wilson Funeral Home, Inc. ("Greer-
Wilson"), representing 97.8% of the total issued and outstanding shares of common stock of Greer-Wilson after the issuance of such shares. The Company continues to operate Greer-Wilson as a funeral home and mortuary.

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

   Civil Service Employees Life Insurance Company

In December 1995, the Company, through its wholly-owned subsidiary, Capital Investors Life, completed the purchase of all of the outstanding shares of Common Stock of Civil
Service Employees Life Insurance Company ("CSE Life"), a
California corporation, from Civil Service Employees
Insurance Company, and prior to the closing of the transaction, the sole stockholder of CSE Life. At the time of the transaction, CSE Life was a California domiciled insurance company with total assets of approximately $16.7 million. At the time of the acquisition, CSE Life was licensed to transact business in seven states, including the state of California.

Following the completion of the purchase of CSE Life, the Company merged CSE Life into Capital Investors Life. The
Company continues to operate Capital Investors Life as the surviving insurance company, which changed its name to Security National Life in March 1996.

Regulation

The Company's insurance subsidiary, Security National Life, is subject to comprehensive regulation in the jurisdictions in which they do business under statutes and regulations administered by state insurance commissioners. Such regulation relates to, among other things, prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents;
nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; and requirements regarding aggregate reserves for life policies and annuity contracts, policy claims, unearned premiums, and other matters. The
Company's insurance subsidiaries are subject to this type of regulation in any state in which they are licensed to do business. Such regulation could involve additional costs, restrict operations or delay implementation of the Company's business plans.

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

The Company's mortgage loan subsidiary, Security National
Mortgage, is subject to the rules and regulations of the U.S. Department of Housing and Urban Development. These regulations among other things specify the procedures for the origination, the underwriting, the licensing of wholesale brokers, quality review audits and the amounts that can be charged to borrowers for all FHA and VA loans.
Each year the Company must have an audit by an independent
CPA firm to check for compliance under these regulations.
In addition to the government regulations, the Company must meet various loan requirements of investors who purchase the loans before the loan can be sold to the investors.

Income Taxes

The Company's insurance subsidiary, Security National Life, is taxed under the Life Insurance Company Tax Act of 1984.
Pursuant thereto, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions, reserves for future policyholder benefits (with modifications), and a small life insurance company deduction (up to 60% of life insurance company taxable income). The Company may be subject to the corporate Alternative Minimum Tax (AMT).
The exposure to AMT is primarily a result of the small life insurance company deduction. Also, under the Tax Reform
Act of 1986, distributions in excess of stockholder's surplus account or significant decrease in life reserves will result in taxable income.

Security National Life may continue to receive the benefit of the small life insurance company deduction. In order to qualify for the small company deduction, the combined assets of the Company must be less than $500,000,000 and the taxable income of the life insurance companies must be less than $3,000,000. To the extent that the net income limitation is exceeded, then the small life insurance company deduction is phased out over the next $12,000,000 of life insurance company taxable income.

Since 1990, Security National Life has computed its life insurance taxable income after establishing a provision representing a portion of the costs of acquisition of such life insurance business. The effect of the provision is that a certain percentage of the Company's premium income is characterized as deferred expenses and recognized over a five to ten year period.

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

Employees

As of December 31, 1996, the Company employed 165 full-time and 39 part-time employees.

Item 2.  Properties

The following table sets forth the location of the Company's office facilities and certain other information relating to these properties.

                                                                  Approximate
                                                Owned               Square
     Location             Function             Leased               Footage
  -------------          ----------           --------            ------------
  5300 So. 360 West       Corporate
  Salt Lake City, UT      Headquarters         Owned(1)                33,000

  3636 No. 15th Ave.      District             Owned                    3,000
  Phoenix, AZ             Sales Office

  1603 Thirteenth St.     District             Owned(2)                 5,000
  Lubbock, TX             Sales Office

  (1) As of December 31, 1996, this facility was subject to a mortgage of approximately $845,000. The Company leases an additional 15,616 square feet of the facility to unrelated third parties for approximately $213,000 per year, under leases which expire at various dates after 1996.

  (2) The Company leases an additional 2,766 square feet of the facility to unrelated third parties for approximately $15,000 per year, under leases which expire at various dates after 1996.

The Company believes the office facilities it occupies are in good operating condition, are adequate for current operations and has no plan to build or acquire additional office facilities. The Company believes its office facilities are adequate for handling business in the foreseeable future.

The following table summarizes the location and acreage of the six Company owned cemeteries:

                                                          Net Saleable Acreage
                                                            Acres
                                                           Sold as      Total
Name of                   Date    Developed      Total    Cemetery   Available
 Cemetery  Location     Acquired  Acreage(1)  Acreage(1)  Spaces(2)  Acreage(1)
---------  --------     --------  ----------  ---------   ---------  ----------
Memorial Estates, Inc.:

Lakeview
 Cemetery(3) 1700 E.
              Lakeview Dr.
              Bountiful, UT   1973      6          40          4          36

Mountain View
  Cemetery(3) 3115 E. 7800 So.
              Salt Lake City,
               UT             1973     26          54         14          40

Redwood
  Cemetery(3)(5)
              6500 So.
              Redwood Rd.
              West Jordan, UT 1973     40          78         30          48

Holladay Memorial
  Park(4)(5)  4800 So.
              Memory Lane
              Holladay, UT    1991      6          13          5           8

Lakehills
  Cemetery(4) 10055 So. State
              Sandy, UT       1991     12          42          6          36

Singing Hills
 Memorial
 Park(6)      2798 Dehesa Rd.
              El Cajon, CA    1995      5          35          0          35

  (1) The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company's inspection of the cemeteries.
   (2) Includes spaces sold for cash and installment contract sales.
   (3) As of December 31, 1996, there were mortgages of approximately $198,000 collateralized by the property and facilities at Memorial Estates Lakeview, Mountain View and Redwood Cemeteries, of which approximately $101,400 was held by Security National Life.
  (4) As of December 31, 1996, there were mortgages of approximately $2,108,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary.
   (5)      This cemetery includes two granite mausoleums.
   (6) As of December 31, 1996, there was a mortgage of approximately $873,000 collateralized by the property.

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the thirteen Company owned mortuaries:


 Name of                                 Date     Viewing               Square
 Mortuary          Location            Acquired   Room(s)   Chapel(s)  Footage
-----------       ----------           --------  --------   ---------  --------
Memorial Mortuary   5850 South 900 East
                    Salt Lake City, UT   1973        3         1         20,000

Memorial Estates, Inc.:

  Redwood Mortuary  6500 South Redwood Rd.
                    West Jordan, UT      1973         2         1        10,000

  Mountain View
     Mortuary       3115 East 7800 South
                    Salt Lake City, UT   1973          2         1       16,000

  Lakeview
    Mortuary        1700 East Lakeview Dr. 1973        0         1        5,500
                    Bountiful, UT

Paradise Chapel
  Funeral Home      3934 East Indian
                    School Road
                    Phoenix, AZ          1989          2         1        9,800

Deseret Memorial, Inc.:

  Colonial
    Mortuary(2)     2128 South State St.
                    Salt Lake City, UT   1991          1         1       14,500

  Deseret
    Mortuary(2)     36 East 700 South
                    Salt Lake City, UT   1991          2         2       36,300

  Lakehills
    Mortuary        10055 South State St.
                    Sandy, UT            1991          2         1       18,000

Cottonwood
  Mortuary(2)       4670 South Highland Dr.
                    Salt Lake City, UT   1991          2         1       14,500

Camelback Sunset
  Funeral Home(1)   301 West Camelback Rd.
                    Phoenix, AZ          1994          2         1       11,000


 Name of                             Date      Viewing               Square
 Mortuary         Location         Acquired    Room(s)   Chapel(s)   Footage
----------       ---------        ---------   --------  ----------  ---------
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

   (1) As of December 31, 1996, there were mortgages of approximately $503,000 collateralized by the property and facilities of Camelback Sunset Funeral Home.
   (2) As of December 31, 1996, there were mortgages of approximately $2,108,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary.

Item 3.  Legal Proceedings

The Company has been named as a party in connection with the pending litigation involving Greer-Wilson Funeral
Homes, Inc. The Complaint in this matter, which was filed on June 6, 1995 in the Arizona Superior Court of Maricopa
County, alleges breach of contract and breach of covenant of good faith and fair dealing and claims damages of at least $250,000 plus costs and attorneys' fees.

The Company and the other named defendants have filed answers to the Complaint, made initial discovery disclosures, promulgated and responded to initial written discovery, and taken some depositions. No depositions have been taken or other discovery undertaken since June 1996.
The Company believes that the Complaint against it is without merit and intends to vigorously defend against the action.

The Company has also been named as a party in connection with pending litigation brought by Garry Eckard & Co., Inc.
("Eckard") in the Federal District Court for the Southern
District of Indiana.  The Complaint was filed on October
14, 1996 and alleges breach of contract and civil conversion pertaining to a finder's fee and seeks an unspecified amount of damages plus costs and attorneys's fees. In a prior letter to the Company from Eckard, it appears that the amount of the fee being sought is $152,000. The Complaint, pursuant to the civil conversion claim, seeks treble damages under Indiana's civil conversion statute.

The Complaint was initially filed in the Indiana Hamilton
County Superior Court, but was subsequently removed by the Company to the Federal District Court for the Southern
District of Indiana. The Company filed a motion to dismiss for lack of personal jurisdiction and Eckard filed a motion to amend its Complaint and to add Security National Life
Insurance Company, a subsidiary of the Company, as a party defendant. On March 18, 1997, the Company's motion was granted to dismiss the Complaint against the Company for lack of personal jurisdiction and Eckard's motion was granted to amend the Complaint by adding Security National
Life Insurance Company as a party defendant. The Company's motion to dismiss the Complaint against the Company was granted without prejudice, which allows the Complaint to be refiled in an appropriate jurisdiction. The Company believes there is no basis to the treble damage conversion claim. The Company intends to vigorously defend against the action.

The Company is not a party to any other legal proceedings outside the ordinary course of the Company's business or to any other legal proceedings which, adversely determined, would have a material adverse effect on the Company or its business.

Item 4.  Submission of Matters to a Vote of Security
Holders

At the annual stockholders meeting held on October 7, 1996 the Articles of Incorporation were amended (i) to provide for a two-for-one stock split involving only Class C Common
Stock; (ii) to reduce the par value of Class C Common Stock from $.40 par value to $.20 par value; (iii) to reduce the exchange rate for converting Class C Common Stock to Class
A Common Stock from five shares to ten shares of Class C
Common Stock for each share of Class A Common Stock; (iv) to reduce the cash dividends received by Class C shares from 18% to 9% of the per share cash dividends received by Class A shares; (v) to reduce the distributions to Class C shares in the event of a liquidation from 18% to 9% of the per share distributions received by Class A shares; and
(vi) to provide for the issuance of shares of Class C
Common Stock under a stock option plan.

                           PART II

Item 5.  Market for the Registrant's Common Stock and
Related Security Holder Matters

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


Period (Calendar Year)                                          Price Range
---------------------                                         --------------
                                                              High       Low
      1995                                                   ------    ------
        First Quarter . . . . . . . . . . . . . . . . . . . . 4 1/2     3 7/8
        Second Quarter. . . . . . . . . . . . . . . . . . . . 4 1/4     3 1/4
        Third Quarter . . . . . . . . . . . . . . . . . . . . 5 1/2     3 1/2
        Fourth Quarter. . . . . . . . . . . . . . . . . . . . 5 3/8     4 5/8

      1996
        First Quarter . . . . . . . . . . . . . . . . . . . . 5 1/4     4 3/8
        Second Quarter. . . . . . . . . . . . . . . . . . . . 4 3/4     4 3/8
        Third Quarter . . . . . . . . . . . . . . . . . . . . 4 7/8     4 3/8
        Fourth Quarter. . . . . . . . . . . . . . . . . . . . 5 1/4     4 3/8


The Class C Common Stock is not actively traded, although there are occasional transactions in such stock by brokerage firms. (See Note 11 to the Consolidated Financial
Statements.)
The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common
Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C Common Stock was paid in the years 1989 through 1996.

As of March 1, 1997, there were 5,096 record holders of Class A Common Stock and 173 record holders of Class C
Common Stock.

Item 6.  Selected Financial Data - The Company and Subsidiaries (Consolidated)

The following selected financial data for each of the five years in the period ended December 31, 1996, are derived from the audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Consolidated Statement of Earnings Data:

                                      Year Ended December 31,

                   1996       1995(3)      1994(2)       1993(1)      1992
                 -------    ---------    ----------     --------     ------
Revenue
-------
Premiums      $ 5,666,000  $ 5,796,000  $ 4,945,000   $ 4,933,000  $ 4,630,000
Net investment
  income        7,517,000    6,680,000    4,121,000     3,473,000    3,567,000
Net mortuary
 and cemetery
 income         8,138,000    8,238,000    5,888,000     6,085,000    5,741,000
Realized gains
  on investments  290,000      333,000      384,000       780,000      583,000
Provision for
  losses on
  investments       --           --          --           (28,000)    (142,000)
Mortgage fee
  income        8,237,000    4,943,000    1,170,000       788,000        --
Other              75,000       71,000      153,000       465,000      354,000
               ----------  -----------   ----------     ---------   ----------
Total
 revenue      $29,923,000  $26,061,000  $16,661,000   $16,496,000   $14,733,000
              -----------  -----------  -----------   -----------   -----------
Expenses
Policyholder
 benefits     $ 6,341,000  $ 6,111,000  $ 4,036,000   $ 4,420,000   $ 3,901,000
Amortization
  of deferred
  policy acquisition
   costs        1,240,000    1,150,000      767,000       943,000       729,000
General and admini-
  strative
  expenses     17,292,000   13,019,000    8,064,000     7,098,000     6,629,000
Interest
 expense        1,318,000    1,208,000      692,000       675,000       601,000
Cost of goods &
  services
  mortuary
  & cemetery    2,355,000    2,314,000    1,767,000     1,890,000     1,907,000
              -----------   ----------  -----------   -----------   -----------
Total benefits
  & expenses  $28,546,000  $23,801,000  $15,326,000   $15,026,000   $13,767,000
              -----------  -----------  -----------   -----------   -----------
Income before
  income tax
  expense       1,377,000    2,259,000    1,335,000     1,470,000       966,000
Income tax
  (expense)
  benefit        (139,000)    (728,000)    (302,000)     (388,000)        8,000
Minority
  interest in
  loss of
  subsidiary       --           20,000        7,000        2,000          1,000
             ------------  ----------- ------------  -----------    -----------
Net income   $  1,237,000  $ 1,551,000 $  1,040,000  $ 1,084,000    $   975,000
             ============  =========== ============  ===========    ===========
Earnings per
  common equivalent
  of Class A
  common stock
  (fully diluted)  $0.32        $0.42        $0.31        $0.35           $0.33
                   =====        =====        =====        =====           =====
 Average
  common equivalent
  shares
  outstanding  3,860,116    3,686,000     3,350,000   3,131,000       2,998,000


Balance Sheet Data:

                                                      December 31,
                   1996        1995(3)       1994(2)      1993(1)       1992
                 -------       -------       -------      -------       ----
Assets
------
Investments and
  restricted
  assets      $ 78,638,000  $ 80,815,000   $ 74,835,000 $47,692,000 $42,701,000
Cash             3,301,000     7,710,000      2,061,000   6,831,000   6,120,000
Receivables     17,070,000    24,177,000      4,638,000   4,084,000   3,793,000
Other assets    25,701,000    25,511,000     22,224,000  17,314,000  17,941,000
              ------------  ------------  ------------  ----------- -----------
Total assets  $124,710,000  $138,213,000  $103,758,000  $75,921,000 $70,555,000
              ============  ============  ============  =========== ===========

Liabilities
-----------
Policyholder
  benefits    $ 76,962,000  $ 76,868,000  $ 61,896,000  $38,605,000 $35,665,000
Notes &
  contracts
  payable       12,490,000    27,129,000    10,210,000    8,095,000   7,665,000
Cemetery &
  mortuary
  liabilities    5,946,000     6,078,000     6,603,000    6,511,000   6,430,000
Other
  liabilities    5,844,000     6,219,000     5,070,000    3,876,000   3,170,000
              ------------  ------------   -----------  -----------  ----------
Total
   liabilities 101,242,000   116,294,000    83,779,000   57,087,000  52,930,000
              ------------  ------------   -----------  -----------  ----------
Stockholders'
  equity        23,468,000    21,919,000    19,979,000   18,834,000  17,625,000
              ------------  ------------   -----------  ----------- -----------
Total
  liabilities
  and
  stockholders'
  equity      $124,710,000  $138,213,000  $103,758,000  $75,921,000 $70,555,000
              ============  ============  ============  =========== ===========

     (1) Only includes Security National Mortgage Company for the five months ended December 31, 1993.

     (2) Reflects the acquisition of Capital Investors Life as of December 31, 1994, and Camelback Sunset Funeral Home as of January 1, 1994.

     (3) Only includes Evergreen Memorial Park for the first eleven months of 1995 and the assets and liabilities of Civil Service Employees
           Life Insurance Company as of December 31, 1995.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------
Overview

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

Results of Operations

1996 Compared to 1995

Total revenues increased by $3,862,000, or 15%, from $26,061,000 for fiscal 1995 to $29,923,000 for fiscal 1996.
Contributing to this increase in total revenues was an $837,000 increase in net investment income and a $3,294,000 increase in mortgage fee income.

Net investment income increased by $837,000, from $6,680,000 in 1995 to $7,517,000 in 1996. This increase was primarily attributed to the acquisition of CSE Life and the increased amount of funds invested in higher yielding mortgage loans originated by Security National Mortgage.

Realized gains on investments and other assets decreased by $43,000, from a gain of $333,000 in 1995 to a gain of $290,000 in 1996. In 1995, an agreement was entered into in which the Company's remaining interest in Evergreen
Memorial Park was sold to an Ogden based mortuary. The net gain on the sale of Evergreen Memorial Park was approximately $206,000.

Net mortuary and cemetery sales decreased by $100,000, from $8,238,000 in 1995 to $8,138,000 in 1996. This decrease was the result of a $195,000 reduction in pre-need cemetery sales.

Mortgage fee income increased by $3,294,000, from $4,943,000 in 1995 to $8,237,000 in 1996. This increase was due to an increase in the aggregate amount of loans made by Security National Mortgage in 1996 from increased lending activities. Also in 1996, Security National
Mortgage began offering home equity loans and non conforming loan products.

Total benefits and expenses were $28,546,000 for 1996, which constituted 95% of the Company's total revenues, as compared to $23,802,000, or 91% of the Company's total revenues for 1995.

During 1996, there was a net increase of $228,000 in death benefits, surrender and other policy benefits, and an Increase in future policy benefits from $6,112,000 in 1995 to $6,340,000 in 1996. This increase was primarily due to tabular interest. This increase is reasonable based on the underlying actuarial assumptions.

Amortization of deferred policy acquisition costs and cost of insurance acquired increased by $90,000, from $1,150,000 in 1995 to $1,240,000 in 1996. This increase was primarily due to a reduction in the number of policies in force during 1996 and the associated deferred policy acquisition costs of these policies being amortized in 1996.

General and administrative expenses increased by $4,274,000, from $13,018,000 in 1995 to $17,292,000 in
1996. This increase was primarily due to an increase in commissions, salaries, and other expenses. Commissions increased by $2,208,000, or 55%, from $3,792,000 in 1995 to
$6,000,000 in 1996. This increase was due to an increased number of loans originated and processed by Security
National Mortgage.  Salaries increased by $1,133,000, from
$3,612,000 in 1995 to $4,745,000 in 1996.  The salaries of
Security National Life increased by $103,000 primarily due to staff required to complete the conversion of Security
National Life's computer software. The salaries of Security National Mortgage increased by $383,000, due to the additional staff required to process the increased number of loans originated during 1996. The cemeteries and mortuaries salaries increased by $247,000, which was primarily due to the addition of Greer-Wilson Funeral Home, Inc. ("Greer-Wilson"), which operated a full twelve months in 1996 as opposed to operating only nine months in 1995 and the opening in 1996 of Singing Hills Memorial Park in San Diego California. Other expenses have increased due primarily to the increased lending activities in the mortgage company.

Interest expense increased by $110,000, from $1,208,000 in 1995 to $1,318,000 in 1996. This increase was primarily due to the debt resulting from the acquisition of CSE Life and the acquisition of Greer-Wilson which was paid for a full twelve months in 1996 opposed to nine months in 1995.
Also in 1996, Security National Mortgage increased the number of loans funded through the use of the revolving line of credit.

Cost of the mortuary and cemetery goods and services sold was consistent with the products sold during 1996.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

The following schedule summarizes the effect the acquisition of Capital Investors Life Insurance Company and Greer-Wilson Funeral Home had on the Consolidated Statements of Operations for the year ended December 31, 1995.


                                                 Consolidated
                                                  Without the
                                                   Effects of
                                                    Capital
                          Capital                  Investors
                         Investors                 Life and
                           Life     Greer-Wilson  Greer-Wilson
          Consolidated     1995        1995         1995         Consolidated
             1995       (Unaudited) (Unaudited)  (Unaudited)         1994
          ------------  ----------  ----------   -----------     ------------
REVENUES:
Insurance
  premiums
  and other
  consider-
  ations    $ 5,796,011   $  986,221   $    --     $ 4,809,790    $ 4,944,789
Net investment
  income      6,679,704    1,945,066        718      4,733,920      4,120,917
Realized gains
  on
  investments
  and other
  assets        332,648       --            --         332,648        383,637
Net mortuary
  and cemetery
  income      8,238,347       --      1,518,156      6,720,191      5,887,726
Mortgage fee
  income      4,943,103       --             --      4,943,103      1,170,465
Other            71,519       13,852     10,880         46,787        153,042
            -----------   ----------  ---------     ----------     ----------
  Total
   revenues $26,061,332   $2,945,139 $1,529,754    $21,586,439    $16,660,576

BENEFITS AND EXPENSES:
Death
  benefits    2,193,232      541,051        --       1,652,181      1,663,475
Surrenders and
  other policy
  benefits    1,585,312    1,376,756        --         208,556        903,603
Increase in
  future policy
   benefits   2,333,155     (463,661)       --       2,796,816      1,469,029
Amortization of
  deferred policy
  acquisition costs
  and  cost of
  insurance
  acquired    1,149,510      256,744         --        892,766        766,658
General and
  administrative
   expenses:
   Commissions 3,792,408      59,517       1,548      3,731,343     1,257,043
   Salaries    3,611,993       --        304,083      3,307,910     2,937,993
   Other       5,613,502     354,835     420,043      4,838,624     3,868,508
Interest
  expense      1,208,346       --        124,535      1,083,811       692,675
Cost of
  mortuaries
  and
  cemeteries
  goods and
  services
  sold        2,314,410        --        446,516      1,867,894     1,766,532
            -----------     ---------   --------    -----------    ----------
   Total
   benefits
   and
   expenses  23,801,868    2,125,242   1,296,725     20,379,901    15,325,516
            -----------   ----------  ----------    -----------   -----------
Earnings
  before
  income
   taxes    $ 2,259,464   $  819,897  $  233,029   $ 1,206,538    $ 1,335,060
            ===========   ==========  ==========   ===========    ===========

The following management's discussion and analysis for the year ended December 31, 1995 excludes the acquisition of Capital Investors Life Insurance Company and Greer-Wilson Funeral Home.

Results of Operations

1995 Compared to 1994

Total revenues increased $4,925,000, or 30% from $16,661,000 for fiscal 1994, to $21,586,000 for fiscal
1995. Contributing to this increase in total revenues was a $613,000 increase in net investment income, an $832,000 increase in mortuary and cemetery sales, and a $3,773,000 increase in mortgage fee income.

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

Total benefits and expenses were $20,380,000 for 1995, which constituted 94% of the Company's total revenues, as compared to $15,326,000, or 92% of the Company's total revenues for 1994.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by $622,000, from $4,036,000 in 1994 to $4,658,000 in 1995. This increase was due to primarily to three factors: the number of policies in force have increased from 1994 to 1995; the block of business continues to age; and the mix of policies issued has changed to limited pay policies over whole life policies.

Amortization of deferred policy acquisition costs and cost of insurance acquired increased by $126,000, from $767,000 in 1994 to $893,000 in 1995. This increase was primarily due to the maturing of the policies in force.

General and administrative expenses increased by $3,814,000, from $8,064,000 in 1994 to $11,878,000 in 1995.
This increase was primarily due to an increase in commission expenses and general operating expenses.
Commission expenses increased $2,474,000, from $1,257,000 in 1994 to $3,731,000 in 1995. This increase is due to an increase in business activities of Security National
Mortgage and the Company's cemetery operations. Other general and administrative expenses also increased
$970,000, from $3,869,000 to $4,839,000.  This increase was
also due to the increased activity of Security National
Mortgage.  Salary expense increased $370,000 for the year
1995 as compared to 1994, primarily due to the additional administrative personnel required at the corporate level to meet the needs of the newly acquired companies, which include Capital Investors Life Insurance Company and Greer-
Wilson Funeral Home, and the additional activities of Security National Mortgage.

Interest expense increased by $391,000, from $693,000 to $1,084,000. This increase was primarily due to the interest on the debt incurred as a result of the acquisition of Capital Investors Life which was completed in December 1994.

Cost of the mortuary and cemetery goods and services sold in 1995 was consistent with the products sold during 1994.

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

The Company's investment policy is to invest predominately in fixed maturity securities and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiary. Bonds owned by the insurance subsidiary amounted to $47,616,000, at amortized cost as of December 31, 1996 compared to $51,143,000 at amortized cost as of December 31, 1995. This represents 64% of the total insurance related investments in 1996 as compared to 66% in 1995. Generally all bonds owned by the life insurance company are rated by the National Association of Insurance
Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At December 31, 1996, 4.18% ($1,994,000) and at December 31, 1995, 3.61%
($1,851,000) of the Company's total invested assets were invested in bonds in rating categories three through six which are considered non-investment grade.

The Company intends to hold its fixed income securities, including high-yield securities, in its portfolio to maturity. Business conditions, however, may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating high-yielding longer term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At
December 31, 1996 and 1995, the life subsidiary exceeded the regulatory criteria.

Stockholders' equity as a percent of assets is one measure of capital strength. At December 31, 1996 the Company's ratio increased to 18% up from 16% at December 31, 1995.
This increase is primarily due to the mortgage company acting as a warehouse lender, by financing the mortgage loans through bank debt, and then selling them to investors within 45 days, and repaying the debt. This transaction results in a receivable for mortgage loans sold to investors which are offset by a bank loan payable.
Computation of this ratio without this transaction results in the Company's equity to total assets increasing to 20% in 1996 from 18% in 1995, and debt to total assets decreasing to 10% in 1996 and 11% in 1995.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1996 was 12%, as compared to a rate of 10.5% in 1995.

In February 1995, the Company purchased approximately 100 acres of real property (the "Property") located in San
Diego, California, approximately 35 acres of which is being used for a cemetery. The purchase price of the property was $1,062,000, $100,000 of which was paid in cash and the balance of $1,062,000, together with interest thereon at the rate of 9% percent per annum, to be paid in 12 monthly payments of $5,000, thereafter in equal monthly payments of $10,000. However, interest did not accrue on any part of the principal balance until February 3, 1996. A principal payment of $100,000 was made in December 1995. The Company has obtained approval from the federal government and the California Cemetery Board to operate a cemetery on the property. The Company has completed development on five acres and is currently selling cemetery lots on a pre-need and at-need basis on the developed acreage.

In November 1995, the Company entered into a purchase sale agreement with Myers Mortuary for the sale of the Company's
65% interest in Evergreen Memorial Partnership and the Company's 50% interest in Evergreen Management Corporation.
As consideration for the sale of these entities, Myers
Mortuary paid $746,123 in satisfaction of the indebtedness that Evergreen Memorial Partnership owed to the Company.
Myers Mortuary also agreed to pay $200,000 to the Company in four equal annual installments of $50,000, beginning as of October 31, 1996. In addition, Myers Mortuary will pay a $10.00 royalty to the Company for each adult space sold in Evergreen Memorial Park over the next ten years, beginning as of January 1, 1996.

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

In March 1995, the Company purchased 97,800 shares of common stock of Greer-Wilson Funeral Home, Inc., representing 97.8% of the total issued and outstanding shares of common stock of Greer-Wilson for a total consideration of $1,218,000, which included a note to the former owners for $588,000.

At December 31, 1996, $10,021,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's insurance subsidiary.
The life subsidiary cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

In February 1997 the Company purchased all of the outstanding shares of common stock of Crystal Rose Funeral
Home, Inc, for a total consideration of $547,000 which included a note to the former owner in the amount of $297,000.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL
SCHEDULES

                                                                   Page No.

Financial Statements:

    Report of Independent Auditors. . . . . . . . . . . . . . . . . . 31

    Consolidated Balance Sheets, December 31,
    1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . 32

    Consolidated Statements of Earnings,
    Years Ended December 31, 1996, 1995,
    and 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

    Consolidated Statements of Stockholders'
    Equity, Years Ended December 31, 1996, 1995
    and 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

    Consolidated Statements of Cash Flows,
    Years Ended December 31, 1996, 1995 and
    1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

    Notes to Consolidated Financial
    Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . 38

Financial Statement Schedules:

 I.   Summary of Investments -- Other than
      Investments in Related Parties. . . . . . . . . . . . . . . . . 67

II.   Condensed Financial Information of
      Registrant. . . . . . . . . . . . . . . . . . . . . . . . . . . 68

IV.   Reinsurance . . . . . . . . . . . . . . . . . . . . . . . . . . 74

 V.   Valuation and Qualifying Accounts and
      Reserves. . . . . . . . . . . . . . . . . . . . . . . . . . . . 75


All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                      REPORT OF INDEPENDENT AUDITORS


Board of Directors
Security National Financial Corporation:

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries as of December 31, 1996, and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also include the financial statement schedules listed in the Index at
Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National
Financial Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





ERNST & YOUNG LLP

Salt Lake City, Utah
March 14, 1997


                                  SECURITY  NATIONAL FINANCIAL CORPORATION
                                            AND SUBSIDIARIES

                                        Consolidated Balance Sheets

                                                         December 31,
                                                        --------------
Assets:                                         1996                    1995
-------                                        ------                  ------
Investments (Note 2):
Fixed maturity securities
  held to maturity, at amortized
  cost (market $47,594,559 and
  $52,528,726 for 1996 and 1995)           $ 47,934,684           $ 51,143,361
Equity securities available for sale,
  at market (cost $3,873,190 and
  $4,071,936 for 1996 and 1995)               4,133,105              4,556,565
Mortgage loans on real estate                 9,809,379             10,434,844
Real estate, net of accumulated
  depreciation of $1,868,187
  and $1,560,106 for 1996 and 1995            7,808,255              7,669,296
Policy loans                                  3,021,155              3,007,596
Other loans                                     218,437                294,165
Short-term investments                        2,258,283                722,593
                                           ------------           ------------
  Total insurance related investments        75,183,298             77,828,420
Restricted assets of cemeteries
  and mortuaries (Note 7)                     3,454,622              2,986,658
Cash                                          3,301,084              7,710,155
Receivables:
  Trade contracts                             4,514,010              5,552,888
 Mortgage loans sold to investors            13,455,123             19,839,657
  Receivable from agents                        670,439                471,937
  Other                                         292,680                623,628
                                          -------------           ------------
     Total receivables                       18,932,252             26,488,110
  Allowance for doubtful accounts            (1,862,599)            (2,311,450)
                                          -------------           ------------
  Net receivables                            17,069,653             24,176,660
Land and improvements held for sale           8,456,302              7,568,016
Accrued investment income                     1,040,242              1,113,945
Deferred policy acquisition costs             4,277,560              4,509,974
Property, plant and equipment, net (Note 4)   6,513,980              6,432,615
Cost of insurance acquired (Note 3)           3,748,654              4,007,804
Excess of cost over net assets
  of acquired subsidiaries                    1,370,708              1,461,025
Other                                           293,400                417,411
                                           ------------           ------------
     Total assets                          $124,709,503           $138,212,683
                                           ============           ============


See accompanying notes to consolidated financial statements.


                             SECURITY  NATIONAL FINANCIAL CORPORATION
                                         AND SUBSIDIARIES
                              Consolidated Balance Sheets (Continued)

                                                 December 31,
                                                -------------
                                   1996                               1995
                                  ------                             ------
Liabilities:
Future life, annuity, and other
 policy benefits               $ 76,962,062                    $ 76,867,685
Line of credit for financing
 of mortgage loans (Note 5)       1,211,890                      14,468,354
Bank loans payable (Note 5)       6,768,119                       7,485,391
Notes and contracts payable
  (Note 6)                        4,509,921                       5,175,317
Estimated future
 costs of pre-need sales          5,874,387                       6,065,875
Payable to endowment care
  fund (Note 7)                      70,617                          12,520
Accounts payable                  1,199,920                       1,193,859
Other liabilities
  and accrued expenses            1,902,046                       2,402,842
Income taxes (Note 8)             2,742,513                       2,622,245
                               ------------                    ------------
  Total liabilities             101,241,475                     116,294,088

Commitment and contingencies (Notes 8 and 9)

Stockholders' Equity (Note 11):
Common stock:
  Class A: $2 par value,
   authorized 10,000,000
   shares, issued 4,110,709
   shares in 1996 and
   3,819,415 shares in 1995       8,221,418                       7,638,830
 Class C: $0.20 par value,
   authorized 7,500,000
   shares, issued 4,967,072
   shares in 1996 and
   2,388,040 shares in 1995         993,413                         955,216
                                -----------                     -----------
Total common stock                9,214,831                       8,594,046
Additional paid-in capital        8,675,386                       7,879,578
Unrealized appreciation
   of investments                   259,915                         368,515
Retained earnings                 7,118,528                       6,876,086
Treasury stock at cost
   (631,576 Class A shares
    and 53,540 Class C shares
   in 1996; 598,614 Class A
   shares and 25,495 Class C
   shares in 1995, held
   by affiliated companies)      (1,800,632)                     (1,799,632)
                              -------------                    ------------
Total stockholders' equity       23,468,028                      21,918,593
                              -------------                    ------------
  Total liabilities and
   stockholders' equity        $124,709,503                    $138,212,681
                               ============                    ============

See accompanying notes to consolidated financial statements.

                            SECURITY  NATIONAL FINANCIAL CORPORATION
                                      AND SUBSIDIARIES
                              Consolidated Statements of Earnings

                                      Year Ended December 31,
                             -----------------------------------------
                              1996               1995             1994
                             -----              ------           ------
Revenue:
-------
  Insurance premiums
   and other
   considerations        $ 5,666,436         $ 5,796,011       $ 4,944,789
  Net investment income
    (Note 2)               7,517,014           6,679,704         4,120,917
  Net mortuary and
    cemetery sales         8,138,010           8,238,347         5,887,726
  Realized gains on
    investments and
    other assets (Note 2)    289,543             332,648           383,637
  Mortgage fee income      8,236,709           4,943,103         1,170,465
  Other                       74,989              71,519           153,042
                         -----------         -----------       -----------
    Total revenue        $29,922,701         $26,061,332       $16,660,576

Benefits and expenses:
----------------------
  Death benefits         $ 2,143,843         $ 2,193,232       $ 1,663,475
  Surrenders and other
    policy benefits        1,452,295           1,585,312           903,603
  Increase in future
    policy benefits        2,744,326           2,333,155         1,469,029
  Amortization of
    deferred policy
    acquisition costs
    and cost of
    insurance acquired     1,239,918           1,149,510           766,658
  General and
    administrative expenses:
    Commissions            6,000,119           3,792,408         1,257,043
    Salaries               4,744,503           3,611,993         2,937,993
    Other                  6,547,639           5,613,502         3,868,508
  Interest expense         1,318,102           1,208,346           692,675
  Cost of goods and
    services sold
    of the mortuaries
    and cemeteries         2,355,353           2,314,410         1,766,532
                         -----------         -----------       -----------
    Total benefits and
      expenses           $28,546,098         $23,801,868       $15,325,516
                         -----------         -----------       -----------
Earnings before
   income taxes          $ 1,376,603         $ 2,259,464       $ 1,335,060
Income tax expense
   (Note 8)                 (139,458)           (728,000)         (302,218)
Minority interest
   in loss of
   subsidiary                      0              20,316             6,917
                         -----------         -----------       -----------
    Net earnings         $ 1,237,145         $ 1,551,780       $ 1,039,759
                         ===========         ===========       ===========

Earnings per share             $0.32               $0.42             $0.31
                               =====               =====             =====
Weighted average
  outstanding common
  shares                   3,860,116           3,686,000          3,350,000

See accompanying notes to consolidated financial statements.


                      SECURITY  NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARIES
                  Consolidated Statements of Stockholders' Equity


                                                               Additional
                               Class           Class             Paid-in
                                 A               C               Capital
                            ----------       ---------        -------------
Balance at
 December 31, 1993          $6,645,636       $ 868,766         $6,726,614

Net earnings
Stock dividends                338,922          43,343            382,276
Conversion Class C
  to Class A                     2,090          (2,091)                 1
Stock issued                   130,166         105,170
Change in unrealized
  appreciation
                          -------------      ----------       -----------
Balance at
  December 31, 1994          7,116,814         910,018          7,214,061

Net earnings
Stock dividends                363,802          45,496            537,204
Conversion Class C
  to Class A                       298            (298)
Stock issued                   157,916                            128,313
Purchase of treasury stock
Change in unrealized
  appreciation
Balance at
  December 31, 1995          7,638,830         955,216          7,879,578

Net earnings
Stock dividends                403,758          42,101            548,844
Conversion Class C
  to Class A                     3,904          (3,904)
Stock issued                   174,926                            246,964
Purchase of treasury stock
Change in unrealized
  appreciation             -----------       ---------        ------------
Balance at
  December 31, 1996         $8,221,418       $ 993,413          $8,675,386
                            ==========       =========          ==========

See accompanying  notes to consolidated financial statements.


                       SECURITY  NATIONAL FINANCIAL CORPORATION
                                  AND SUBSIDIARIES
                    Consolidated Statements of Stockholders' Equity


                          Unrealized    Retained     Treasury
                         Appreciation   Earnings       Stock         Total
                         -------------  --------     ---------      ------
Balance at
 December 31, 1993        $ 236,298    $5,995,590   $(1,638,832) $18,834,072

Net earnings                            1,039,759                  1,039,759
Stock dividends                          (764,541)
Conversion Class C
  to Class A
Stock issued                                                         235,336
Change in unrealized
  appreciation             (130,622)                                (130,622)
                          ----------  ------------  -------------  ---------
Balance at
  December 31, 1994         105,676     6,270,808    (1,638,832)   19,978,545

Net earnings                            1,551,780                   1,551,780
Stock dividends                          (946,502)
Conversion Class C
  to Class A
Stock issued                                                          286,229
Purchase of treasury stock                             (160,800)     (160,800)
Change in unrealized
  appreciation              262,839                                   262,839
                          ---------   -----------    ----------    ----------
Balance at
  December 31, 1995         368,515     6,876,086    (1,799,632)   21,918,593

Net earnings                            1,237,145                   1,237,145
Stock dividends                          (994,703)
Conversion Class C
  to Class A
Stock issued                                                          421,890
Purchase of treasury stock                               (1,000)       (1,000)
Change in unrealized
  appreciation             (108,600)                                 (108,600)
                          ---------   ------------   -----------   ----------
Balance at
  December 31, 1996       $ 259,915    $7,118,528   $(1,800,632)   $23,468,028
                          =========    ==========   ===========    ===========


See accompanying  notes to consolidated financial statements.


                SECURITY  NATIONAL FINANCIAL CORPORATION
                           AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows


                                              Year Ended December 31,
                                          ------------------------------
                                            1996        1995       1994
                                           ------      ------      -----
Cash flows from operating activities:
 Net earnings                           $ 1,237,145  $ 1,551,780 $ 1,039,759
 Adjustments to reconcile net earnings
   to net cash (used in) provided by
      operating activities:
   Realized gains on investments
      and other assets                     (289,543)   (332,648)    (383,637)
      Depreciation                        1,213,639     719,903      565,777
      Provision for losses on accounts
        and loans receivable                195,239     548,327       79,752
      Amortization of goodwill, premiums,
        and discounts                        (5,528)   (152,472)     (28,632)
      Income taxes                          120,268     749,951      302,218
      Policy acquisition costs deferred    (748,356)   (644,873)    (585,576)
      Policy acquisition costs amortized    980,768     903,183      758,443
      Cost of insurance acquired amortized  259,150     246,327        8,215
Change in assets and liabilities net of
      effects from purchases and disposals of
      subsidiaries:
      Land and improvements held for sale  (888,286) (1,401,165)     454,707
      Future life and other benefits      2,759,439   2,326,507    1,437,243
      Receivables for mortgage
        loans sold                        6,384,534 (19,016,093)    (823,564)
      Other operating assets and
        liabilities                         518,712  (1,212,085)     567,730
                                       ------------ -----------    ---------
          Net cash provided by (used in)
            operating activities         11,737,181 (15,713,358)   3,392,435

Cash flows from investing activities:
  Securities held to maturity:
     Purchase - fixed maturity
       securities                       (1,496,512)   (313,393)   (9,242,105)
     Calls and maturities - fixed
       maturity securities               5,018,437   2,932,435     1,989,244
  Securities available for sale:
     Purchases - equity securities          (3,126)   (424,095)     (209,275)
     Sales - equity securities             384,045     388,021       235,484
     Purchases of short-term
       investments                      (7,768,574) (2,117,410)   (3,194,870)
     Sales of short-term investments     6,232,884   5,408,113     9,584,611
     Purchases of restricted assets       (467,964)   (617,781)     (395,968)
     Mortgage, policy, and other
       loans made                       (4,931,984) (4,222,888)   (9,591,567)
     Payments received for mortgage,
       policy, and other loans           5,663,131   8,100,070     6,268,626
     Purchases of property, plant,
       and equipment                      (986,924)   (263,055)   (1,545,167)
     Purchases of real estate             (484,471)   (409,367)     (147,837)
     Purchases of subsidiaries
       net of cash acquired                  --     (4,544,043)   (5,008,708)
     Other uses                              --        (26,567)       --
                                       -----------  ----------    ----------
        Net cash provided by (used in)
        investing activities             1,158,942   3,890,040   (11,257,532)

                         SECURITY  NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows (Continued)

                                       Year Ended December 31,
                              ---------------------------------------
                              1996            1995               1994
                             ------          -----               ----

Cash flows from
  financing activities:
  Annuity receipts        2,858,798       2,597,540           2,011,940
  Annuity withdrawals    (5,523,860)     (1,727,659)         (1,031,305)
  Repayment of bank
    loans and notes and
    contracts payable    (1,550,583)     (1,554,154)        (1,768,985)
  Proceeds from borrowings
    on bank loans and
    notes and contracts
    payable                 167,915       3,688,516          3,883,272
  Purchase of treasury
    stock                    (1,000)         --                 --
  Net change in line
    of credit for
    financing of
    mortgage loans      (13,256,464)    14,468,354              --
                      -------------   ------------        ------------
  Net cash (used in)
    provided by
    financing
    activities          (17,305,194)    17,472,597           3,094,922
                      -------------   ------------        ------------
Net change in cash       (4,409,071)     5,649,279          (4,770,175)

Cash at beginning
  of year                 7,710,155      2,060,876           6,831,051
                      -------------   ------------        ------------
Cash at end of year    $  3,301,084   $  7,710,155        $  2,060,876
                       ============   ============        ============

See accompanying notes to the financial statements.

                              SECURITY  NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1996, 1995, and 1994


1)   Significant Accounting Principles

General Overview of Business

Security National Financial Corporation and its wholly-owned subsidiaries (the "Company") operates three main business segments; life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the intermountain west, California, Texas, and Oklahoma. The cemetery and mortuary segment of the Company consists of five cemeteries in Utah, one cemetery in California, eight mortuaries in Utah and five mortuaries in Arizona. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in the intermountain west.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which, for the life insurance subsidiary, differ from statutory accounting principles prescribed or permitted by regulatory authorities.

Risks

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

                SECURITY  NATIONAL FINANCIAL CORPORATION
                           AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
               Years Ended December 31, 1996, 1995, and 1994


1)   Significant Accounting Principles (Continued)

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

Mortality/Morbidity Risk - the risk that the Company's actuarial assumptions may differ from actual mortality/morbidity experience may cause the Company's products to be underpriced, may cause the Company to liquidate insurance or other claims earlier than anticipated and other potentially adverse consequences to the business. The Company minimizes this risk through sound underwriting practices, asset/liability duration matching, and sound actuarial practices.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The estimates susceptible to significant change are those used in determining the liability for future policy benefits and claims, those used in determining valuation allowances for mortgage loans on real estate, and those used in determining the estimated future costs for pre-need sales. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company. The Company's wholly-owned subsidiaries at December 31, 1996, are as follows:

Security National Life Insurance Company
Memorial Estates, Inc.
Memorial Mortuary
Paradise Chapel Funeral Home
Singing Hills Memorial Park
Cottonwood Mortuary, Inc.
  Deseret Memorial
  Holladay Cottonwood Memorial Foundation
Holladay Memorial Park
Camelback Sunset Funeral Home, Inc.
Security National Mortgage Company
Greer-Wilson Funeral Home

               SECURITY  NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
            Years Ended December 31, 1996, 1995, and 1994


1)   Significant Accounting Principles (Continued)

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

In March 1995, the Company purchased 97,800 shares of common stock of Greer-Wilson Funeral Home, Inc., ("Greer-
Wilson") representing 97.8% of the total issued and outstanding shares of common stock of Greer-Wilson for total consideration of $1,218,000, which included a note to the former owners for $588,000. The acquisition was accounted for using the purchase method. The assets and liabilities of Greer-Wilson have been included in the Company's balance sheet at December 31, 1995. The results of operation of Greer-Wilson for the nine months ended
December 31, 1995, were included in the consolidated statements of earnings of the Company. This acquisition resulted in an addition to excess of cost over net assets of acquired subsidiaries of approximately $800,000.

Investments

Investments are shown on the following basis:

Fixed maturity securities held to maturity - at cost, adjusted for amortization of premium or accretion of discount. Although the Company has the ability and intent to hold these investments to maturity, infrequent and unusual conditions could occur under which it would sell certain of these securities. Those conditions include unforeseen changes in asset quality and significant changes in tax laws affecting the changes in regulatory capital requirements or permissible investments.

                 SECURITY  NATIONAL FINANCIAL CORPORATION
                            AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
              Years Ended December 31, 1996, 1995, and 1994


1)   Significant Accounting Principles (Continued)

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

Restricted Assets of Cemeteries and Mortuaries - consists of cash, participations in mortgage loans with Security
National Life Insurance Company, equity securities and mutual funds carried at cost, and fixed maturity securities carried at cost adjusted for amortization of premium or accretion of discount. With respect to the equity securities, market value is not materially different than cost.

Realized gains and losses on Investments - realized gains and losses on investments and declines in value considered to be other than temporary, are recognized in operations on the specific identification basis.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost.
Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets which range from three to thirty years.

Recognition of Insurance Premiums and Other Considerations

Premiums for traditional life insurance products (which include those products with fixed and guaranteed premiums and benefits and consist principally of whole life insurance policies, limited-payment life insurance policies, and certain annuities, with life contingencies) are recognized as revenues when due from policyholders.
Revenues for interest-sensitive insurance policies (which include universal life policies, interest-sensitive life policies, deferred annuities, and annuities without life contingencies) consist of policy charges for the cost of insurance, policy administration charges, and surrender charges assessed against policyholder account balances during the period.

                   SECURITY  NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1996, 1995, and 1994


1)   Significant Accounting Principles (Continued)

Deferred Policy Acquisition Costs and Cost of Insurance
Acquired

Commissions and other costs, net of commission and expense allowances for reinsurance ceded, that vary with and are primarily related to the production of new insurance business have been deferred. Deferred policy acquisition costs for traditional life insurance are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. For interest sensitive insurance products, deferred policy acquisition costs are amortized generally in proportion to the present value of expected gross profits from surrender charges, investment, mortality and expense margins. This amortization is adjusted when estimates of current or future gross profits to be realized from a group of products are reevaluated. Deferred acquisition costs are written off when policies lapse or are surrendered.

Cost of insurance acquired is the present value of estimated future profits of the acquired business and is amortized similar to deferred policy acquisition costs.

Future Life, Annuity and Other Policy Benefits

Future policy benefit reserves for traditional life insurance are computed using a net level method, including assumptions as to investment yields, mortality, morbidity, withdrawals, and other assumptions based on the insurance subsidiaries' experience, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations. Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity. The range of assumed interest rates for all traditional life insurance policy reserves was 4.5% to 10% in 1996, 1995, and 1994. Benefit reserves for traditional limited-payment life insurance policies include the deferred portion of the premiums received during the premium-paying period. Deferred premiums are recognized as income over the life of the policies. Policy benefit claims are charged to expense in the period the claims are incurred.

Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.
Interest crediting rates for interest-sensitive insurance products ranged from 4% to 6.5% in 1996, 4% to 6.5% in 1995, and 4% to 6.25% in 1994.

Participating Insurance

Participating business constitutes 5%, 5%, and 12% of the ordinary life insurance in force for 1996, 1995 and 1994, respectively. The provision for policyholders' dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

                  SECURITY  NATIONAL FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
               Years Ended December 31, 1996, 1995, and 1994


1)   Significant Accounting Principles (Continued)

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

Reinsurance premiums, commissions, expense reimbursements, and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Expense allowances received in connection with reinsurance ceded are accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly.

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

The Company is required to place specified amounts into restricted asset accounts for products sold on a pre-need basis. Income from assets placed in these restricted asset accounts are used to offset required increases to the estimated future liability. Management believes amounts placed into these accounts are sufficient to fulfill all future pre-need contract obligations.

                      SECURITY  NATIONAL FINANCIAL CORPORATION
                                  AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                   Years Ended December 31, 1996, 1995, and 1994


1)   Significant Accounting Principles (Continued)

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

Mortgage Operations

Mortgage fee income is generated through the origination and refinancing of mortgage loans and is deferred until such loans are sold.

Excess of Cost Over Net Assets of Acquired Businesses

Previous acquisitions have been accounted for as purchases under which assets acquired and liabilities assumed were recorded at their fair values. The excess of cost over net assets of acquired subsidiaries is being amortized over a range of fifteen to thirty years using the straight-line method. The Company periodically evaluates the recoverability of amounts recorded. Accumulated amortization was $705,833 and $590,495 at December 31, 1996 and 1995, respectively.

Income Taxes

Income taxes include taxes currently payable plus deferred taxes related to the tax effect of temporary differences in the financial reporting basis and tax basis of assets and liabilities. Such temporary differences are related principally to the deferral of policy acquisition costs and the provision for future policy benefits in the insurance operations.

Earnings Per Common Share

Earnings per common share are based on the weighted average number of shares outstanding during the year after the effect of the assumed conversion of Class C Common Stock to Class A Common Stock, the acquisition of treasury stock, and the retroactive effect of stock dividends declared for each year presented. Outstanding stock options and related stock dividends that attach to outstanding options are not included in the computation when the effect is antidilutive.

                             SECURITY  NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1996, 1995, and 1994


1)   Significant Accounting Principles (Continued)

Stock Compensation

The Company has adopted Statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based
Compensation" ("SFAS 123"). In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock option plans.

The Company has one fixed option plan (the "1993 Plan").
In accordance with APB 25, no compensation cost has been recognized for this plan. Had compensation cost for this plan been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS
123, the Company's net income would have been reduced by less than $10,000 in 1996 which would have had no effect on earnings per share. The fair value of options granted in 1996 under this plan is estimated as $1.19 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 5%, volatility of 34.2%, risk free interest rate of 6.9%, and an expected life of five years. No options were granted in 1995 under this plan, and, therefore, there would have been no effect on net income or earnings per share had the Company applied the methodology prescribed under SFAS No. 123 in that year.

The Company also has one variable option plan (the "1987
Plan"). In accordance with APB 25, compensation cost related to this plan is estimated and recognized over the period of the award based on changes in the current market price of the Company's stock over the vesting period.

Reclassifications

Certain amounts in prior years have been reclassified to conform with the 1996 presentation.

New Accounting Standards

During 1996 and 1997, the Financial Accounting Standards
Board issued Statement No. 125, "Accounting for Transfers and Servicing Financial Assets and Extinguishment of
Liabilities", which is effective after December 31, 1996, and Statement No. 128, "Cash Flow", which is effective for fiscal years ending after December 15, 1997. The Company has not yet adopted these new standards; however, the effect on operations and stockholders' equity is not expected to be significant.

Subsequent Event

In February 1997 the Company purchased all of the outstanding shares of common stock of Crystal Rose Funeral
Home, Inc, for a total consideration of $547,000 which included a note to the former owner in the amount of $297,000.

                         SECURITY  NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES
                        Notes to Consolidated Financial Statements
                      Years Ended December 31, 1996, 1995, and 1994

2)  Investments

   The Company's investments in fixed maturity securities held to maturity and equity securities available for sale are summarized as follows:


                                        Gross        Gross        Estimated
                          Amortized   Unrealized   Unrealized       Fair
December 31, 1996:          Cost        Gains        Losses        Value
-----------------         ---------   -----------  -----------   ----------
Fixed maturity securities
held to maturity:
   U.S. Treasury securities and
   obligations of U.S.
   Government agencies $12,412,746   $  198,677   $   (70,283)    $12,541,140

   Obligations of
   states and political
   subdivisions            215,021       4,888        (26,009)        193,900

   Corporate securities
   including public
   utilities            27,388,574     262,446       (406,259)     27,244,761

   Redeemable preferred
     stock                 133,788      24,570        (36,238)        122,120
   Mortgage-backed
     securities          7,784,555      11,923       (303,840)      7,492,638
                       -----------  ----------    -----------     -----------
       Total           $47,934,684  $  502,504    $  (842,629)    $47,594,559
                       ===========  ==========    ===========     ===========

Equity securities
   available for sale  $ 3,873,190  $  930,698    $  (670,783)    $ 4,133,105
                       ===========  ==========    ===========     ===========
December 31, 1995:
Fixed maturity securities
held to maturity:
   U.S. Treasury
    securities and
   obligations of U.S.
    Government
     agencies          $13,713,860    $539,876    $   (48,647)    $14,205,089

   Obligations of
    states and
   political
   subdivisions            204,586      11,106        (21,242)        194,450

   Corporate
    securities
    including public
    utilities           29,244,915   1,217,107       (244,811)     30,217,211

   Redeemable
     preferred stock       133,788      25,468        (36,589)        122,667
   Mortgage-backed
     securities          7,846,212      11,835        (68,738)      7,789,309
                       -----------  ----------    -----------     -----------
       Total           $51,143,361  $1,805,392    $  (420,027)    $52,528,726
                       ===========  ==========    ===========     ===========
Equity securities
   available for sale  $ 4,188,050  $  619,894    $  (251,379)    $ 4,556,565
                       ===========  ==========    ===========     ===========

                              SECURITY  NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1996, 1995, and 1994


2)  Investments (Continued)

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

The amortized cost and estimated fair value of fixed maturity securities held to maturity at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Estimated
                                      Amortized               Fair
                                        Cost                 Value
                                   -----------           -------------
    Due in 1997                    $ 2,970,638             $2,635,190
    Due in 1998 through 2001        12,222,078             12,487,480
    Due in 2002 through 2006        21,877,997             21,953,521
    Due after 2006                   2,945,628              2,903,610
    Mortgage backed securities       7,784,555              7,492,638
    Redeemable preferred stock         133,788                122,120
                                  ------------            -----------
                                   $47,934,684            $47,594,559
                                   ===========            ===========

The Company's realized gains and losses in investments are summarized as follows:

                                     1996           1995             1994
                                   -------         ------           ------
    Fixed maturity
         securities held
         to maturity:
    Gross realized gains         $ 347,728       $ 33,028         $101,862
    Gross realized losses         (141,848)        (7,112)          (7,523)

    Equity securities
         available for sale:
    Gross realized gains            89,823        101,874             --
    Gross realized losses            --            (1,237)            --

    Other assets                    (6,160)       206,095          289,298
                                 ---------       --------         --------
             Total               $ 289,543       $332,648         $383,637
                                 =========       ========         ========

The change in unrealized appreciation of investments, as shown in the accompanying consolidated statements of stockholders' equity, relates entirely to equity securities for 1996, 1995, and 1994.

Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential and commercial loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business.
The Company has 91% of its mortgage loans in the state of Utah.


                            SECURITY  NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1996, 1995, and 1994

2)  Investments (Continued)

Major categories of net investment income are as follows:

                                      1996           1995            1994
                                     -----          ------          ------
     Fixed maturity
          securities              $3,684,089     $3,070,180       $1,290,174
     Equity securities               251,733        266,613          137,283
     Mortgage loans
          on real estate           1,225,207      1,888,855         1,210,670
     Real estate                   1,281,511      1,115,212         1,286,328
     Policy loans                    168,857        138,303           102,995
     Short-term investments          575,498        366,426            97,685
     Other                         1,179,889        522,526           752,215
                                  ----------     ----------       -----------
          Gross investment
          income                   8,366,784      7,368,115         4,877,350
     Investment expenses            (849,770)      (688,411)         (756,433)
                                  ----------     ----------       -----------
     Net investment
          income                  $7,517,014     $6,679,704        $4,120,917
                                  ==========     ==========        ==========

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of approximately $655,000, $574,000 and $515,000 for 1996,
1995, and 1994, respectively.

Investment expenses consist primarily of depreciation, property taxes and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $7,295,953 at December 31, 1996 and $7,142,237 at December 31, 1995.

3)  Cost of Insurance Acquired

Information with regard to cost of insurance acquired is as follows:

                              1996                 1995               1994
                            --------              -------            ------
Balance at
  beginning of year        $4,007,804           $3,580,964         $  100,796
Cost of insurance
  acquired                     --                  673,167          3,488,383
Interest accrued at 7%        280,546              250,667              7,056
Amortization                 (539,696)            (496,994)           (15,271)
                           ----------           ----------         ----------
Net amortization
  charged to income          (259,150)            (246,327)            (8,215)
                           ----------           ----------         ----------
Balance at end of year     $3,748,654           $4,007,804         $3,580,964
                           ==========           ==========         ==========


Net amortization charged to income is expected to approximate $321,000, $299,000, $281,000, $261,000, and
$246,000 for the years 1997 through 2001.

                              SECURITY  NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1996, 1995, and 1994


4) Property, Plant and Equipment

The cost of property, plant and equipment is summarized below:

                                                  December 31,
                                                ---------------
                                       1996                         1995
                                     -------                       -----
Land and Buildings                 $ 6,275,098                  $ 6,273,245
Furniture and
 equipment                           4,457,473                    3,472,402
                                   -----------                  -----------
                                    10,732,571                    9,745,647
Less accumulated
     depreciation                   (4,218,591)                  (3,313,032)
                                   -----------                  -----------
                                   $ 6,513,980                  $ 6,432,615
                                   ===========                  ===========

5)   Bank Loans Payable and Line of
     Credit for Financing Mortgage Loans

Bank loans payable are summarized
as follows:

                                                    December 31,
                                                   --------------
                                           1996                    1995
                                          ------                  ------
Prime rate plus 1/2% (8.25% at
December 31, 1996) note
payable in monthly
installments of $36,420
including principal and
interest, collateralized by
15,000 shares of Security
National Life stock, due
December 1999.                          $2,456,336              $2,688,434

10% note payable in monthly
installments of $8,444
including principal and
interest, collateralized by
real property, which book
value is approximately
$1,189,000, due January 2013               810,725                 829,924

One year treasury constant
maturity plus 2.75% (8.03%
at December 31, 1996) note
payable in monthly
installments of $6,000,
including principal and
interest, collateralized by
real property, which book
value is approximately
$469,000, due October
1999.                                      336,385                 379,462

Prime plus 1/2% (8.25% at
December 31, 1996) note
payable in monthly
installments of $19,000,
including principal and
interest, collateralized
by real property, which
book value is approximately
$1,206,000, due August 1997              1,839,009               1,897,040


                              SECURITY  NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1996, 1995, and 1994

5)  Bank Loans Payable and Line of Credit
    for Financing Mortgage Loans (Continued)

                                                   December 31,
                                                  -------------
                                          1996                      1995
                                         ------                     -----
Time deposit plus 2% (5.1%
  at December 31, 1996) note
  payable in monthly
  installments of $3,500,
  including principal and
  interest, collateralized
  by 75% of the unpaid face
  amount of the accounts
  receivable, which are less
  than 60 days from payment
  date, due March 2006                  238,477                    267,085

Prime rate plus 1/2% (8.25% at
  December 31, 1996) note
  payable in monthly
  installments of $7,235
  including principal and
  interest collateralized
  by real property, which
  book value is approximately
  $1,017,000, due August
  1999.                                 502,856                    542,669

Prime plus 1% (8.25% at
  December 31, 1996) note
  payable in monthly
  installments of $35,000,
  including principal and
  interest, collateralized
  by real property, which
  book value is approximately
  $2,289,000, due February
  2003                                  274,954                    650,752

Other collateralized
   bank loans payable                   309,377                    230,025
                                   ------------               ------------
  Total bank loans                    6,768,119                  7,485,391

Less current installments             2,745,518                    516,469
                                   ------------               ------------
  Bank loans, excluding
     current installments           $ 4,022,601                $ 6,968,922
                                    ===========                ===========
$20 million revolving
  line of credit at the
  London Interbank
  offered rates plus 1.45%
  (6.69% at December 31,
  1996) note payable within
  30 days collateralized by
  receivable from mortgage
  loans sold to investors.          $ 1,211,890                $14,468,354


                             SECURITY  NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1996, 1995, and 1994


5)   Bank Loans Payable and Line of Credit
     for Financing Mortgage Loans (Continued)

In addition to the line of credit described above, the Company has a line of credit agreement with a bank for $2,000,000 of which none was outstanding at December 31, 1996, or 1995. The line of credit is for general operating purposes and must be repaid every 30 days.

See Note 6 for summary of maturities for subsequent years.

6)  Notes and Contracts Payable

Notes and contracts payable are summarized as follows:

                                                    December 31,
                                              ----------------------
                                          1996                        1995
                                        -------                      ------
10% note payable in monthly
  installments of $37,551,
  including principal and
  interest, collateralized
  by a building, which book
  value is approximately
  $2,893,000, due December,
  1997                              $   845,177                 $1,192,194

Due to former stockholders
  of Deseret Memorial, Inc.
  resulting from the
  acquisition of such entity.
  Amount represents the
  present value discounted
  at 8% of monthly annuity
  payments ranging from
  $4,600 to $5,000 plus
  an index adjustment in
  the 7th through the 12th
  years, over a minimum
  period of 20 years.                   687,450                    692,243

Due to former stockholders
  of Greer Wilson resulting from
  the acquisition of such entity.
  Amount represents the present
  value discounted at 10% of
  monthly annuity payments of
  $7,000, due March 2005.               474,544                    509,848

Due to former stockholders of
  Civil Service Employees Life
  Insurance Company resulting from
  the acquisition of such entity.
  7% note payable in seven annual
  principal payments of $151,857,
  due December 2003.                    911,143                  1,063,000


                             SECURITY  NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1996, 1995, and 1994


6) Notes and Contracts Payable (Continued)
                                                    December 31,
                                                  ---------------
                                         1996                           1995
                                        ------                         ------
9% note payable in monthly
  installments of $10,000
  including principal and interest
  collateralized by real
  property, which book value is
  approximately $2,927,000, due
  July 2008                            872,933                    912,000

Other notes payable                    718,674                    806,032
  Total notes and contracts          4,509,921                  5,175,317
Less current installments            1,227,983                    686,326
                                    ----------                 ----------
  Notes and contracts,
     excluding current
     installments                   $3,281,938                 $4,488,991
                                    ==========                 ==========


The following tabulation shows the combined maturities of bank loans payable, line of credit for financing of mortgage loans, and notes and contracts payable:


        1997                                      $ 5,185,391
        1998                                          732,173
        1999                                        3,043,578
        2000                                          408,103
        2001                                          415,400
     Thereafter                                     2,705,285
                                                  -----------
        Total                                     $12,489,930
                                                  ===========

Interest paid approximated interest expense in 1996, 1995 and 1994.

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

The liability to the endowment care fund is summarized as follows:

                                                  December 31,
                                                ----------------
                                          1996                 1995
                                         ------               ------
Liability for spaces sold             $1,317,998             $1,265,217
Less assets in the fund               (1,247,381)            (1,252,697)
   Total due to fund (fully
       and not fully paid
       contracts)                     $   70,617             $   12,520


                              SECURITY  NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1996, 1995, and 1994


7)  Cemetery and Mortuary Endowment Care and Pre-need
    Merchandise Funds (Continued)

Assets in the endowment care fund are summarized as follows:

                                                     December 31,
                                                   ---------------
                                            1996                      1995
                                          -------                    -------
Cash and cash equivalents                $ 134,850                 $   92,037
Mutual funds                                22,053                     20,299
Fixed maturity securities                    --                         1,000
Equity securities                           94,613                     94,613
Participation in mortgage
   loans with Security
   National Life                           860,865                  1,044,748
Other                                      135,000                      --
                                        ----------                 ----------
   Total                                $1,247,381                 $1,252,697
                                        ==========                 ==========


The Company has established and maintains certain restricted asset accounts to provide for future merchandise obligations incurred in connection with its pre-need sales.
Such amounts are reported as restricted assets of cemeteries and mortuaries in the accompanying balance sheet.

Assets in the restricted asset account are summarized as follows:

                                                      December 31,
                                             1996                     1995
                                            ------                   ------
Cash and cash equivalents                $1,244,808                $   99,472
Mutual funds                                125,516                   125,346
Fixed maturity securities                   819,680                   816,856
Equity securities                            77,778                    77,778
Participation in mortgage
   loans with Security
   National Life                          1,153,143                 1,699,391
Time certificate of deposit                  33,697                   167,815
                                         ----------                ----------
   Total                                 $3,454,622                $2,986,658
                                         ==========                ==========

8)  Income Taxes

The Company's income tax liability at December 31 is summarized as follows:

                                              1996                   1995
                                            -------                 ------
                                                     (In Thousands)
Current                                     $   26                  $  213
Deferred                                     2,716                   2,409
                                           -------                  ------
Total                                       $2,742                  $2,622
                                            ======                  ======

                             SECURITY  NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1996, 1995, and 1994


8)  Income Taxes (Continued)

Significant components of the Company's deferred tax assets and liabilities at December 31 are approximately as follows:

                                         1996                      1995
                                       -------                   -------
                                                 (In Thousands)
Assets
Future policy benefits                 $(113)                    $(286)
Uncollected agents'
   balances                              (45)                      (46)
Difference between book
   and tax basis of bonds                (57)                      (95)
AMT credits                              (45)                      --
Net operating
   loss carryforwards
   expiring in the years
   2001 through 2010                    (174)                     (138)
Capital loss
   carryforward                          (11)                      (21)
                                       -----                     -----
Total deferred
   tax assets                          $(445)                    $(586)
                                       -----                     -----
Liabilities
Deferred policy
   acquisition costs                   $ 274                     $ 300
Cost of insurance
   acquired                              510                       536
Installment sales                        640                       478
Depreciation                             878                       898
Trusts                                   505                       360
Other                                    354                       423
                                      ------                     -----
Total deferred
   tax liabilities                     3,161                     2,995
                                      ------                    ------
Net deferred tax
   liability                          $2,716                    $2,409
                                      ======                    ======

The Company paid approximately $18,000 of income taxes in 1996 and paid no income taxes in 1995 and 1994. The
Company's income tax expense is summarized as follows:

                                  1996              1995              1994
                                 -----             ------            ------
                                             (In Thousands)
Current                          $(168)             $191             $ --
Deferred                           307               537               302
                                 -----              ----              ----
Total                            $ 139              $728              $302
                                 =====              ====              ====

                              SECURITY  NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1996, 1995, and 1994


8)  Income Taxes

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory rates is as follows:

                              1996           1995             1994
                             ------         ------           ------
                                       (In Thousands)
Computed expense at
   statutory rate            $ 461          $ 768            $ 454
Special deductions
   allowed small life
   insurance companies        (261)          (164)            (108)
Dividends received
   deduction                   (33)           (40)             (50)
Prior year provision
   to tax return true-up       --             158               (4)
Other, net                     (28)             6               10
                             -----          -----            -----
   Tax expense
       (benefit)             $ 139          $ 728            $ 302
                             =====          =====            =====


A portion of the life insurance income earned prior to 1984 was not subject to current taxation but was accumulated for tax purposes, in a "policyholders' surplus account." Under provisions of the Internal Revenue Code, the policyholders' surplus account was frozen at its December 31, 1983 balance and will be taxed generally only when distributed. As of December 31, 1996, the policyholders' surplus accounts approximated $4,300,000. Management does not intend to take actions nor does management expect any events to occur that would cause federal income taxes to become payable on that amount. However, if such taxes were accrued, the amount of taxes payable would be approximately $1,449,000.

The insurance company has remaining loss carry forwards for tax purposes of approximately $1,300,000, approximately
$886,000 of which is subject to an annual limitation of approximately $300,000.

9) Reinsurance, Commitments and Contingencies

The Company follows the procedure of reinsuring risks in excess of a specified limit, which was $50,000 at December
31, 1996. The Company is contingently liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. At December 31, 1996 and 1995, the contingent liabilities for such future policy benefits aggregated $259,676 and $264,547, respectively, all of which relate to life insurance. These amounts pertain to insurance in force aggregating $73,821,939 in 1996 and $80,261,274 in 1995.

The Company has also assumed insurance from other companies having insurance in force amounting to $52,508,120 at December 31, 1996 and $58,916,837 at December 31, 1995.

Mortgage loans originated and sold to unaffiliated investors are sold subject to certain recourse provisions.

The Company has been named as a party in connection with the pending litigation involving Greer-Wilson Funeral
Homes, Inc.  The Complaint in this matter, which was filed

                             SECURITY  NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1996, 1995, and 1994


9) Reinsurance, Commitments and Contingencies (Continued)

on June 6, 1995 in the Arizona Superior Court of Maricopa
County, alleges breach of contract and breach of covenant of good faith and fair dealing and claims damages of at least $250,000 plus costs and attorneys' fees.

The Company and the other named defendants have filed answers to the Complaint, made initial discovery disclosures, promulgated and responded to initial written discovery, and taken some depositions. No depositions have been taken or other discovery undertaken since June 1996.
The Company believes that the Complaint against it is without merit and intends to vigorously defend against the action.

The Company has also been named as a party in connection with pending litigation brought by Garry Eckard & Co., Inc.
("Eckard") in the Federal District Court for the Southern
District of Indiana.  The Complaint was filed on October
14, 1996 and alleges breach of contract and civil conversion pertaining to a finder's fee and seeks an unspecified amount of damages plus costs and attorneys's fees. In a prior letter to the Company from Eckard, it appears that the amount of the fee being sought is $152,000. The Complaint, pursuant to the civil conversion claim, seeks treble damages under Indiana's civil conversion statute.

The Complaint was initially filed in the Indiana Hamilton
County Superior Court, but was subsequently removed by the Company to the Federal District Court for the Southern
District of Indiana. The Company filed a motion to dismiss for lack of personal jurisdiction and Eckard filed a motion to amend its Complaint and to add Security National Life
Insurance Company, a subsidiary of the Company, as a party defendant. On March 18, 1997, the Company's motion was granted to dismiss the Complaint against the Company for lack of personal jurisdiction and Eckard's motion was granted to amend the Complaint by adding Security National
Life Insurance Company as a party defendant. The Company's motion to dismiss the Complaint against the Company was granted without prejudice, which allows the Complaint to be refiled in an appropriate jurisdiction. The Company believes there is no basis to the treble damage conversion claim. The Company intends to vigorously defend against the action.

The Company is also a defendant in various other legal actions arising from the normal conduct of business.
Management believes that none of the actions will have a material effect on the Company's financial position or results of operations.

10)  Retirement Plans

The Company and its subsidiaries have a noncontributory
ESOP for all eligible employees. Eligible employees are primarily those with more than one year of service and who work in excess of 1,040 hours per year. Contributions, which may be in cash or stock of the Company, are

                            SECURITY  NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1996, 1995, and 1994


10)  Retirement Plans (Continued)

determined annually by the Board of Directors.  The
Company's contributions are allocated to eligible employees based on the ratio of each eligible employee's compensation to total compensation for all eligible employees during each year. ESOP contribution expense totaled $50,017, $21,914, and $54,288 for 1996, 1995, and 1994,
respectively. At December 31, 1996 the ESOP held 553,480 shares of Class A and 500,551 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company organized a 401(k) savings plan in 1995, which allows employees to contribute pre tax compensation up to the lesser of 15% of total annual compensation or the statutory limit (currently $9,240). The Company matches
50% of each employee's contribution in Company stock, up to 5% of the employee's total annual compensation. The
Company's matching contributions for 1996 and 1995 was approximately $50,000 and $21,000, respectively.

11)  Capital Stock

The following table summarizes capital stock activity for the three year period ended December 31, 1996:

                                            Class A             Class C
                                           ---------          ----------
      Balance at December
         31, 1993                         3,322,818           2,171,915

      Stock Dividends                       169,461             108,358
      Conversion of Class C
         to Class A                           1,044              (5,228)
      Stock Issued                           65,083                --
                                         ----------          ----------
      Balance at December
         31, 1994                         3,558,406           2,275,045

      Stock Dividends                       181,901             113,740
      Conversion of Class C
         to Class A                             150                (745)
      Stock Issued                           78,958                --
                                         ----------          ----------
      Balance at December
         31, 1995                         3,819,415           2,388,040

      Stock Dividends                       201,879             105,256
      Conversion of Class C
         to Class A                           1,952              (9,760)
      Stock Options Exercised                87,463                --
      Stock Split of Class C                   --             2,483,536
                                        -----------         -----------
      Balance at December
         31, 1996                         4,110,709           4,967,072


                              SECURITY  NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1996, 1995, and 1994


11)  Capital Stock (Continued)

The Company has two classes of common stock with shares outstanding, Class A and Class C. Class C shares vote share for share with the Class A shares on all matters except election of one-third of the directors who are elected solely by the Class A shares, but generally are entitled to a lower dividend participation rate. Class C is convertible into Class A at any time on a ten to one ratio, however, the conversion rights of Class A into Class
C have numerous restrictions.

On November 7, 1996, the Company amended the Articles of
Incorporation concerning Class C stock as follows: (i) to provide for a two-for-one stock split involving only Class
C Common Stock; (ii) to reduce the par value of Class C
Common Stock from $.40 par value to $.20 par value; (iii) to reduce the exchange rate for converting Class C Common
Stock to Class A Common Stock from five shares to ten shares of Class C Common Stock for each share of Class A
Common Stock; (iv) to reduce the cash dividends received by Class C shares from 18% to 9% of the per share cash dividends received by Class A shares; (v) to reduce the distributions to Class C Shares in the event of a liquidation from 18% to 9% of the per share distributions received by Class A shares; and (vi) to provide for the issuance of shares of Class C Common Stock under a stock option plan.

Stockholders of both classes of common stock have received
5% stock dividends in the years 1989 through 1996, as authorized by the Company's Board of Directors.

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

The Plan provides that if additional shares of Class A
Common Stock are issued pursuant to a stock split or a stock dividend, the number of shares of Class A Common
Stock then covered by each outstanding option granted hereunder shall be increased proportionately with no increase in the total purchase price of the shares then covered, and the number of shares of Class A Common Stock reserved for the purpose of the Plan shall be increased by the same proportion. In the event that the shares of Class
A Common Stock of the Company from time to time issued and outstanding are reduced by a combination of shares, the

                              SECURITY  NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1996, 1995, and 1994


11)  Capital Stock (Continued)

number of shares of Class A Common Stock then covered by each outstanding option granted hereunder shall be reduced proportionately with no reduction in the total price of the shares then so covered, and the number of shares of Class
A Common Stock reserved for the purposes of the Plan shall be reduced by the same proportion.

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

Activity of the 1987 Plan is summarized as follows:

                               Number                 Option
                             of Shares                Price
                           ------------              ---------
Outstanding at
December 31, 1993            168,469             $2.55 - $2.86

   Dividend                    8,424
                           ---------
Outstanding at
December 31, 1994            176,893             $2.43 - $2.72

   Dividend                    8,845
                           ---------
Outstanding at
December 31, 1995            185,738             $2.31 - $2.59

   Dividend                    9,287
   Exercised                (172,716)
                           ---------
Outstanding at
December 31, 1996             22,309             $2.20 - $2.47
                           =========
   Exercisable
   at end of year             22,309             $2.20 - $2.47

Available options
   for future grant
   1987 Stock
   Incentive Plan            188,000


On June 21, 1993, the Company adopted the Security National
Financial Corporation 1993 Stock Incentive Plan (the "1993
Plan"), which reserved 300,000 shares of Class A Common
Stock for issuance thereunder. The 1993 Plan was approved at the annual meeting of the stockholders held on June 21, 1993. The 1993 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress.

                             SECURITY  NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1996, 1995, and 1994

11)  Capital Stock (Continued)

The 1993 Plan provides for the grant of options and the award or sale of stock to officers, directors, and employees of the Company. Both "incentive stock options," as defined under Section 422A of the Internal Revenue Code of 1986 (the "Code"), and "non-qualified options" may be granted pursuant to the 1993 Plan. Options intended as incentive stock options may be issued only to employees, and must meet certain conditions imposed by the Code, including a requirement that the option exercise price be not less than the fair market value of the option shares on the date of grant. The 1993 Plan provides that the exercise price for non-qualified options will be not less than at least 50% of the fair market value of the stock subject to such option as of the date of grant of such options, as determined by the Company's Board of Directors.

The options granted on April 29, 1993, were to reward certain officers and key employees who have been employed by the Company for a number of years and to help the Company retain these officers by providing them with an additional incentive to contribute to the success of the Company.

The 1993 Plan is administered by the Board of Directors or by a committee designated by the Board. The terms of options granted or stock awards or sales effected under the 1993 Plan are to be determined by the Board of Directors or its committee. The 1993 Plan provides that if the shares of Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of Common Stock as a stock dividend on its outstanding Common Stock, the number of shares of Common
Stock deliverable upon the exercise of options shall be increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend.
No options may be exercised for a term of more than ten years from the date of grant.

The 1993 Plan has a term of ten years. The Board of Directors may amend or terminate the 1993 Plan at any time, subject to approval of certain modifications to the 1993
Plan by the shareholders of the Company as may be required by law or the 1993 Plan.

On November 7, 1996 the Company amended the Articles of
Incorporation as follows: (i) to increase the number of shares of Class A Common Stock reserved for issuance under the plan from 300,000 Class A shares to 600,000 Class A shares; and (ii) to provide that the stock subject to options, awards and purchases may include Class C common stock.

                              SECURITY  NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1996, 1995, and 1994

11)  Capital Stock (Continued)

Activity of the 1993 Plan is summarized as follows:

                                             Number             Option
                                            of Shares           Price
                                           -----------         --------
Outstanding at
December 31, 1993                            90,000         $3.13 - $3.44
   Dividend                                   4,500
   Granted                                  103,700
                                           --------
Outstanding at
December 31, 1994                           198,200        $2.98 - $4.40
   Dividend                                   9,910
                                          ---------
Outstanding at
December 31, 1995                           208,110        $2.84 - $4.19
   Dividend                                  13,706
   Granted                                   66,000
                                          ---------
Outstanding at
December 31, 1996                           287,816        $2.70 - $4.52
                                          =========
   Exercisable
   at end of year                           218,516        $2.70 - $4.52
Available options
   for future grant
   1993 Stock
   Incentive Plan                          340,300


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


                                  1996           1995               1994
                                -------         ------             ------
Statutory net income
   for the years
   ended December 31          $  694,745      $1,414,246         $ 701,985

Statutory Stockholder's
   Equity at
    December 31              $10,020,668      $9,472,696         $8,569,956

                              SECURITY  NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1996, 1995, and 1994


12)  Statutory Financial Information (Continued)

The Utah Insurance Department is in the process of completing an examination of the life insurance subsidiary as of December 31, 1995 and for the three year period then ended. The results of the examination are not final, however management believes it will not have a material impact upon the statutory stockholder's equity of the life insurance subsidiary.

Generally, the net assets of the life subsidiary available for transfer to the Company are limited to the amounts that the life subsidiary's net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends are subject to approval by regulatory authorities.

The Utah Insurance Department imposes minimum risk-based capital requirements that were developed by the NAIC on insurance enterprises. The formulas for determining the risk-based capital ("RBC") specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiary has a Ratio that is greater than 300% of the first level of regulatory action.



                  SECURITY  NATIONAL FINANCIAL CORPORATION
                            AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
               Years Ended December 31, 1996, 1995, and 1994

13)  Business Segment Information

The Company is principally involved in three segments: Life insurance and annuities, cemetery/mortuary operations and mortgage operations. The following schedules summarize segment information for the three segments and corporate activities for 1996, 1995, and 1994:


                                                 1996

                   Life                    Cemetery/
                Insurance     Corporate    Mortuary    Mortgage   Consolidated
               -----------   -----------  ----------   --------   ------------
Revenues:
Premium and
  other
  considerations  $ 5,666,436  $           $           $          $ 5,666,436
Net mortuary
 and cemetery
 sales                                       8,138,010              8,138,010
Mortgage fee income                                      8,236,709  8,236,709
Net investment
 income             6,166,585    30,717        655,255     664,457  7,517,014
Realized gains
  on investments
  and other
   assets             289,543                                         289,543
Other revenues         24,363        56         50,570                 74,989
                   ----------   -------    -----------  ----------- -----------
                  $12,146,927 $  30,773    $ 8,843,835  $ 8,901,166 $29,922,701

Expenses:
Death and other
  policy benefits $ 3,596,138 $            $            $           $ 3,596,138
Increase in future
  policy benefits   2,744,326                                         2,744,326
Amortization of
  deferred policy
  acquisition costs
  and cost of
  insurance
  acquired         1,239,918                                          1,239,918
General, adminis-
  trative and
  other costs      3,392,730    953,921     8,449,406   8,169,659    20,965,716
                 ----------- ----------   ----------- -----------  ------------
                 $10,973,112 $  953,921   $ 8,449,406 $ 8,169,659  $ 28,546,098
                 ----------- ----------   ----------- -----------  ------------
Earnings before
  income taxes   $ 1,173,815 $ (923,148)  $   394,429 $   731,507  $  1,376,603
                 =========== ==========   =========== ===========  ============
Identifiable
 assets          $98,428,230 $  264,395   $23,916,366 $ 2,100,512  $124,709,503
                 =========== ==========   =========== ===========  ============

                           SECURITY NATIONAL FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                        Notes to Consolidated Financial Statements


13)  Business Segment Information (Continued)


                                                  1995


                       Life                 Cemetery/
                    Insurance   Corporate   Mortuary   Mortgage  Consolidated
                  -----------  ----------  ---------  ---------  ------------
Revenues:
Premium and other
  considerations  $ 5,796,011    $          $          $         $  5,796,011
Net mortuary
  and cemetery
   sales                                     8,238,347              8,238,347
Mortgage fee income                                    4,943,103    4,943,103
Net investment
  income            5,630,462     14,518       574,116   460,608    6,679,704
Realized gains
  on investments
  and other assets    126,553    206,095                              332,648
Other revenues         38,058      1,021        32,440                 71,519
                   ----------  ---------    ----------   ---------   ---------
                  $11,591,084  $ 221,634   $ 8,844,903 $ 5,403,711 $ 26,061,332

Expenses:
Death and other
  policy benefits $ 3,778,544                                      $  3,778,544
Increase in future
  policy benefits   2,333,155                                         2,333,155
Amortization of
  deferred policy
  acquisition costs
  and cost of
  insurance acquired 1,149,510                                        1,149,510
General,
  administrative
  and other costs    3,446,726    529,678    7,916,262   4,647,993   16,540,659
                   -----------   --------  ----------- ----------- ------------
                   $10,707,935  $ 529,678  $ 7,916,262 $ 4,647,993 $ 23,801,868
                   -----------   --------  ----------- ----------- ------------
Earnings before
  income taxes     $   883,149  $(308,044) $   928,641 $   755,718 $  2,259,464
                   ===========  =========  =========== =========== ============
Identifiable
 assets            $98,384,064  $ 361,161  $24,126,993 $15,340,465 $138,212,683
                   ===========  =========  =========== =========== ============

                            SECURITY NATIONAL FINANCIAL CORPORATION
                                       AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements


13)  Business Segment Information (Continued)

                                            1994


                     Life                  Cemetery/
                  Insurance    Corporate   Mortuary     Mortgage  Consolidated
                 ----------   ----------  ----------   ---------- ------------
Revenues:
Premium and
   other
   considerations  $ 4,944,789   $         $          $             $ 4,944,789
Net mortuary
   and cemetery
   sales                                     5,887,726                5,887,726
Mortgage fee
   income                                               1,170,465     1,170,465
Net investment
   income            3,582,518     23,379      515,020                4,120,917
Realized gains
   on
   investments
   and other
   assets              104,357                 279,280                  383,637
Other revenues          28,768        171      124,103                  153,042
                   -----------  ---------  ----------- ----------  ------------
                   $ 8,660,432  $  23,550  $ 6,806,129 $1,170,465  $ 16,660,576

Expenses:
Death and other
  policy benefits  $ 2,567,078                                     $  2,567,078
Increase in future
  policy benefits    1,469,029                                        1,469,029
Amortization of
  deferred policy
  acquisition costs    766,658                                          766,658
General,
  administrative
  and other costs    3,126,598   228,604     6,073,846  1,093,703    10,522,751
                   ----------- ---------   ----------- ----------  ------------
                   $ 7,929,363 $ 228,604   $ 6,073,846 $1,093,703  $ 15,325,516
                   ----------- ---------   ----------- ----------  ------------
Earnings before
   income taxes    $   731,069 $(205,054)  $   732,283 $   76,762  $  1,335,060
                   =========== =========   =========== ==========  ============
Identifiable
   assets          $81,962,820 $ 764,201   $20,573,980 $  457,256  $103,758,257
                   =========== =========   =========== ==========  ============

                            SECURITY  NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1996, 1995, and 1994



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

Investment Contracts: The fair values for the Company's liabilities under investment-type insurance contracts presented are estimated based on the contracts' cash surrender values and are summarized as follows:


                                      Carrying            Fair
                                       Amount            Value
                                     ----------         -------
                                            (In Thousands)
Individual and group
    annuities                        $32,650              $31,591
Supplementary contracts
   without life contingencies            285                  285
    with life contingencies            1,652                1,652
                                     -------              -------
Total                                $34,587              $33,528


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

                                                                  Schedule I

                               SECURITY NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                                       Summary of Investments
                              Other than Investments in Related Parties



As of December 31, 1996:

                                                         Amount at
                                                           Which
                                                           Shown
                                           Estimated       in the
Type of Investment             Amortized     Fair         Balance
                                 Cost        Value         Sheet
                             -----------   ----------   -----------
Fixed maturity securities
   held to maturity:
Bonds:
 United States
   Government and
   government agencies
   and authorities           $12,412,746  $12,541,140    $12,412,746
 States,
   municipalities and
    political
    subdivisions                 215,021      193,900        215,021
 Mortgage backed
    securities                 7,784,555    7,492,638      7,784,555
 Corporate securities
    including public
    utilities                 27,388,574   27,244,761     27,388,574
Redeemable preferred
    stocks                       133,788      122,120        133,788
                            ------------  -----------    -----------
 Total                        47,934,684   47,594,559     47,934,684

Equity securities,
 available for sale:
 Common Stocks:
   Public utilities             278,980       406,070        406,070
   Banks, trusts and
     insurance
     companies                   91,725       271,702        271,702
   Industrial,
     miscellaneous
     and all other            3,276,851     3,151,141      3,151,141
   Nonredeemable
     preferred stocks           225,634       304,192        304,192
                             ----------   -----------     ----------
     Total                    3,873,190     4,133,105      4,133,105

Mortgage loans on
   real estate                9,809,379                    9,809,379
Real estate                   7,808,255                    7,808,255
Policy loans                  3,021,155                    3,021,155
Other investments             2,476,720                    2,476,720
                            -----------                  -----------
   Total investments        $74,923,383                  $75,183,298
                            ===========                  ===========

                                              Schedule II

                               SECURITY NATIONAL FINANCIAL CORPORATION
                                        (Parent Company Only)

                                           Balance Sheets


                                       December 31,
                                      --------------
                              1996                     1995
                            -------                   ------
Assets
Short-term
  investments           $   278,901             $   274,850

Cash                        (10,841)                 29,280

Investment in
   affiliates,
   at equity             27,379,166              26,172,850

Receivables:
Receivable
  from affiliates         1,671,368               1,738,557
Other                       (19,234)                 16,585
                        -----------             -----------
   Total receivables      1,652,134               1,755,142

Property, plant and
  equipment, at cost,
  net of accumulated
  depreciation of $298,560
  for 1996 and $273,608
  for 1995                   15,365                  40,318

Other assets                    202                     128
                        -----------             -----------
  Total assets          $29,314,927             $28,272,568
                        ===========             ===========

See accompanying notes to parent company only financial statements.

                                                        Schedule II Continued)

                     SECURITY NATIONAL FINANCIAL CORPORATION
                               (Parent Company Only)

                            Balance Sheets (Continued)


                                              December 31,
                                            ---------------
                                     1996                   1995
                                   -------                 ------
Liabilities:
Bank loans payable (note 1):
    Current installments       $   233,019             $  185,683
    Long-term                    2,223,317              2,502,751

Notes and contracts payable
    (note 2):
    Current installments           153,132                179,448
    Long-term                      787,473                939,330

Advances from affiliated
    companies (note 3)           1,781,118              1,781,118

Accounts payable                     9,934                     90

Other liabilities and
    accrued expenses               533,314                540,448

Income taxes                       125,592                225,107
                               -----------            -----------
    Total liabilities            5,846,899              6,353,975
                               -----------            -----------

Stockholders' equity:
Common Stock:
  Class A:  $2 par value,
    authorized 10,000,000
    shares, issued
    4,110,709 shares in
    1996 and 3,819,415
    shares in 1995              8,221,418              7,638,830
  Class C:  $0.20 par
    value, authorized
    7,500,000 shares,
    issued 4,967,072
    shares in 1996
    and 2,388,040
    shares in 1995                993,413                955,216
                             ------------           ------------
Total common stock              9,214,831              8,594,046

Additional paid-in
  capital                       8,675,386              7,879,578
Unrealized
  appreciation
  of investments                  259,915                368,515
Retained earnings               7,118,528              6,876,086
Treasury stock at cost
  (631,576 Class A
  shares and 53,540
  Class C shares in
  1996; 598,614
  Class A shares and
  25,495 Class C shares
  in 1995, held
  by affiliated
  companies)                   (1,800,632)            (1,799,632)
                            -------------          -------------
Total stockholders'
  equity                       23,468,028             21,918,593
                            -------------          -------------
  Total liabilities
       and stockholders'
       equity                $ 29,314,927           $ 28,272,568
                             ============           ============

See accompanying notes to parent company only financial statements.

                               SECURITY NATIONAL FINANCIAL CORPORATION
                                        (Parent Company Only)

                                       Statements of Earnings


                                          Year Ended December 31,
                                         -------------------------
                            1996                   1995              1994
                          -------                --------           ------
Revenue:
 Net investment
   income              $   30,717            $   14,518           $   23,379
 Realized gain from
   sale of
   subsidiary               --                  206,095                 --
 Fees from
   affiliates             754,294               765,410              568,971
                       ----------            ----------           ----------
   Total revenue       $  785,011            $  986,023           $  592,350

Expenses:
  General and
    administrative
    expenses           $  644,640            $  278,581           $  209,500
  Interest expense        313,032               271,701               40,607
                       ----------            ----------           ----------
    Total expenses     $  957,672            $  550,282           $  250,107
                       ----------            ----------           ----------
(Loss) earnings
  before income
  taxes, and
  earnings of
  subsidiaries         $ (172,661)           $  435,741           $  342,243

Income tax expense        (26,112)              (98,142)             (93,222)

Equity in earnings
  of subsidiaries       1,435,918             1,214,181              790,738
                       ----------            ----------           ----------
Net earnings           $1,237,145            $1,551,780           $1,039,759
                       ==========            ==========           ==========


See accompanying notes to parent company only financial statements.

                                                   Schedule II (Continued)

                      SECURITY NATIONAL FINANCIAL CORPORATION
                                (Parent Company Only)
                              Statements of Cash Flows


                                            December 31,
                                           --------------
                                 1996          1995           1994
                                ------         -----         ------
Cash flows from
    operating activities:
    Net earnings              $1,237,145    $1,551,780      $1,039,759
Adjustments to
    reconcile net earnings
    to net cash provided
    by (used in)
    operating activities:
      Depreciation and
        amortization             24,953         11,014           4,378
      Provision for loss on
        accounts receivable       --           161,528            --
    Change in assets and
       liabilities:
       Undistributed earnings
         of affiliates       (1,435,918)    (1,214,181)       (790,731)
       Accounts receivable      103,006       (327,115)        (43,546)
       Other assets                 (74)           (74)         76,770
       Accounts payable and
         accrued expenses       431,735         (6,593)        (54,968)
       Other liabilities         (7,134)       138,282          86,420
       Income taxes             (99,514)        98,142          93,222
                            -----------    -----------      ----------
Net cash provided by
    operating activities        254,199        412,783         411,304
Cash flows from investing
    activities:
    Proceeds from sale of
       equity securities       (212,051)         --               --
    Proceeds from sale of
       short term investments   208,000        385,555          61,485
    Investment in
       subsidiaries             121,002     (2,533,021)     (3,196,446)
    Purchase of property
       plant & equipment          --              (517)        (52,842)
                           ------------     ----------     -----------
Net cash provided by
    (used in) investing
    activities                  116,951     (2,147,983)     (3,187,803)

Cash flows from financing
    activities:
    Proceeds from advances
       from affiliates           --            833,182        493,345
    Payments of notes and
       contracts payable       (410,271)      (170,743)      (528,023)
    Purchase of treasury
       stock                     (1,000)         --             --
    Proceeds from borrowings
       on notes and
       contracts payable           --        1,063,000     2,859,177
                            -----------    -----------   -----------
Net cash (used in)
    provided by financing
    activities                 (411,271)     1,725,439     2,824,499
                            -----------    -----------   -----------
Net change in cash              (40,121)        (9,761)       48,000
Cash at beginning of year        29,280         39,041        (8,959)
                            -----------    -----------   -----------
Cash at end of year         $   (10,841)   $    29,280    $   39,041
                            ===========    ===========    ==========


See accompanying notes to parent company only financial statements.


                                                    Schedule II (Continued)

                        SECURITY NATIONAL FINANCIAL CORPORATION
                  Notes to Parent Company Only Financial Statements


1) Bank Loans Payable

    Bank loans payable are summarized as follows:

                                                     December 31,
                                                   ---------------
                                           1996                        1995
                                         -------                      ------
Prime rate plus 1/2% (8.25% at
    December 31, 1995) note
    payable in monthly
    installments of $36,420             $2,456,336                  $2,688,434

    Less current installments              233,019                     185,683
                                        ----------                  ----------
    Bank loans, excluding
    current installments                $2,223,317                  $2,502,751
                                        ==========                  ==========

2)  Notes and Contracts Payable

    Notes and contracts are summarized as follows:

                                                    December 31,
                                                  --------------
                                               1996             1995
                                             -------           ------
    7 year notes due April 16, 1996,
       1/2% over U.S. Treasury 6 month
       bill rate                               850              27,166

    10 year notes due April 16, 1999,
       1% over U.S. Treasury 6 month
       bill rate                            28,187              28,187

    Due to former stockholders of
       Civil Service Employees Life
       Insurance Company resulting from
       the acquisition of such entity.
       7% note payable in seven annual
       principal payments of $151,857
       due December 2003                   911,143          1,063,000

    Other                               $      425         $      425
                                        ----------         ----------

    Total notes and contracts           $  940,605         $1,118,778
    Less current installments              153,132            179,448
                                        ----------         ----------
    Notes and contracts,
       excluding current
       installments                     $  787,473         $  939,330
                                        ==========         ==========

The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

          1997                                       $  386,151
          1998                                          398,821
          1999                                        2,156,398
          2000                                          151,857
          2001                                          151,857
          Thereafter                                    151,857
                                                     ----------
          Total                                      $3,396,941
                                                     ==========



                                                     Schedule II (Continued)

                    SECURITY NATIONAL FINANCIAL CORPORATION
              Notes to Parent Company Only Financial Statements


3)  Advances from Affiliated Companies
                                                     December 31,
                                                    -------------
                                             1996                    1995
                                            ------                   -----
          Non-interest bearing advances
               from affiliates:
          Cemetery and Mortuary
             subsidiary                  $1,126,527            $1,126,527
          Mortgage subsidiary               200,000               200,000
          Life Insurance Subsidiary         454,591               454,591
                                         ----------            ----------
                                         $1,781,118            $1,781,118
                                         ==========            ==========


4)  Dividends

No dividends have been paid to the registrant for each of the last three years by any subsidiaries.

                                                 Schedule IV

                        SECURITY NATIONAL FINANCIAL CORPORATION
                                   AND SUBSIDIARIES

                                     Reinsurance

                                                                 Percentage
                               Ceded to       Assumed             of Amount
                    Direct       Other       from Other     Net    Assumed
                    Amount     Companies     Companies     Amount   to Net
                   -------   ------------  -------------  -------  ---------
1996
-----
Life Insurance
 in force ($000)   $  493,705  $   73,822    $ 52,508    $  472,391  11.12%

Premiums:
Life Insurance     $5,135,007  $  315,967    $310,378    $5,129,418   6.05%
Accident and
 Health Insurance     473,807      41,895       6,920       438,832   1.58%
                   ----------  ----------    --------    ----------  -----
 Total premiums    $5,608,814  $  357,862    $317,298    $5,568,250   5.70%
                   ==========  ==========    ========    ==========   ====

1995
-----
Life Insurance
 in force ($000)  $  471,771  $   80,262     $ 58,917   $  450,426   13.08%
                  ==========  ==========     ========   ==========   =====
Premiums:
Life Insurance    $5,004,568  $  122,399     $317,312   $5,199,481    6.10%
Accident and
 Health Insurance    566,097      34,585       11,558      543,070    2.13%
                  ----------  ----------     --------   ----------   -----
 Total premiums   $5,570,665  $  156,984     $328,870   $5,742,551    5.73%
                  ==========  ==========     ========   ==========   =====

1994
----
Life Insurance
 in force ($000)  $  366,522  $   35,073     $ 69,998   $  401,447   17.44%
                  ==========  ==========     ========   ==========   =====
Premiums:
Life Insurance    $4,852,223  $  108,076     $    --    $4,744,147    N/A
Accident and
 Health Insurance     15,403         957          --        14,446    N/A
                  ----------  ----------     --------   ----------    -----
 Total premiums   $4,867,626  $  109,033     $    --    $4,758,593    N/A
                  ==========  ==========     =========  ==========   ======


                                                               Schedule V

                            SECURITY NATIONAL FINANCIAL CORPORATION
                                        AND SUBSIDIARIES
                              Valuation and Qualifying Accounts


                      Balance        Additions      Deductions,   Balance
                        at            Charged       Disposals        at
                     Beginning       to Costs          and          End of
                      of Year      and Expenses     Write-offs       Year
                    ----------     ------------   --------------   -------

For the Year Ended
   December 31, 1996
--------------------
Accumulated
  depreciation
  on real estate    $1,560,107       $308,080       $             $1,868,187

Accumulated
   depreciation on
   property, plant
   and equipment     3,313,032        905,559                      4,218,591

Allowance for
 doubtful accounts   2,311,450        197,239         (646,090)    1,862,599


For the Year Ended December 31, 1995
------------------------------------
Accumulated
   depreciation
   on real estate   $1,262,853       $297,254      $              $1,560,107

Accumulated
   depreciation on
   property, plant
   and equipment     2,925,906        422,649         (35,523)     3,313,032

Allowance for
   doubtful
   accounts          1,923,808        548,327        (160,685)     2,311,450


For the Year Ended December 31, 1994
------------------------------------
Accumulated
   depreciation
   on real estate   $1,000,113       $262,740      $              $1,262,853

Accumulated
   depreciation on
   property, plant
   and equipment     2,622,935       374,503         (71,532)      2,925,906

Allowance for
   doubtful accounts 1,949,553        79,752        (105,497)      1,923,808


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
        ---------------------------------------------------------------

None
                                              PART III

Item 10. Directors and Executive Officers

The Company's Board of Directors consist of nine persons, six of whom are not employees of the Company. All the Directors of the Company are also directors of its subsidiaries. There is no family relationship between or among any of the directors, except that Scott M. Quist is the son of George R. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.


                                                          Position(s)
       Name           Age           Director Since      with the Company
-------------       -------       ----------------     -----------------
George R.
  Quist(2)            76           October 1979         Chairman of the
                                                        Board, President
                                                        and Chief
                                                        Executive Officer
William C.
  Sargent(2)          68           February 1980        Senior Vice
                                                        President,
                                                        Secretary and
                                                        Director

Scott M.
  Quist(1)            43           May 1986             First Vice
                                                        President,
                                                        General Counsel,
                                                        Treasurer and
                                                        Director
Charles L.
  Crittenden(1)       77           October 1979         Director

Sherman B.
  Lowe(1)             82           October 1979         Director

R.A.F.
  McCormick(2)        83           October 1979         Director

H. Craig
  Moody(2)            43           September 1995       Director

W. Lowell
  Steen(2)            82           October 1979         Director

Nathan H.
  Wagstaff(2)         76           October 1979         Director



(1)  These directors were elected by the holders of Class
A Common Stock voting as a class by themselves.
(2)  These directors were elected by the holders of Class
A and Class C Common Stock voting together.

Committees of the Board of Directors include an executive committee, on which Messrs. George Quist, Scott Quist,
Sargent and Moody serve; an audit committee, on which Messrs. Crittenden, Lowe and Wagstaff serve; and a compensation committee, on which Messrs. Crittenden, Lowe, George Quist and Steen serve.

The following is a description of the business experience of each of the directors.

George R. Quist, age 76, has been Chairman of the Board,
President and Chief Executive Officer of the Company since
October 1979.  From 1946 to 1960, he was an agent, District
Manager and Associate General Agent for various insurance companies. From 1960 to 1964, he was Treasurer and Executive Vice President of Pacific Guardian Life Insurance
Company. Mr. Quist also served from 1981 to 1982 as the President of The National Association of Life Companies, a trade association of 642 life insurance companies, and from 1982 to 1983 as its Chairman of the Board.

William C. Sargent, age 68, has been Senior Vice President of the Company since 1980, Secretary since October 1993, and a director since February 1980. Prior to that time, he was employed by Security National as a salesman and agency superintendent.

Scott M. Quist, age 43, has been General Counsel of the
Company since 1982, First Vice President since December
1990, Treasurer since October 1993, and a director since
May 1986. From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Main, & Co., in Dallas,
Texas.  Since 1986 he has been a director of  The National
Association of Life Companies, a trade association of 642 insurance companies and its Treasurer until its merger with the American Council of Life Companies. Mr. Quist is currently a member of the Board of Governors of the Forum
500 Section (representing small insurance companies) of the American Council of Life Insurance. Mr. Quist has also been a director of Key Bank of Utah since November 1993.

Charles L. Crittenden, age 77, has been a director of the Company since October 1979. Mr. Crittenden has been sole stockholder of Crittenden Paint & Glass Company since 1958.
He is also an owner of Crittenden Enterprises, a real estate development company and Chairman of the Board of Linco, Inc.

Sherman B. Lowe, age 82, has been a director of the Company since October 1979. Mr. Lowe was formerly President and
Manager of Lowe's Pharmacy for the past 30 years. He is now retired. He is an owner of Burton-Lowe Ranches, a general partnership.

R.A.F. McCormick, age 83, has been a director of the Company since October 1979. He is a past Vice President of
Sales for Cloverclub Foods.  He is now retired.

H. Craig Moody, age 43, has been a director of the Company since September 1995. Mr. Moody is owner of Moody &
Associates, a political consulting and real estate company.
He is a former Speaker and House Majority Leader of the House of Representatives of the State of Utah.

W. Lowell Steen, age 82, has been a director of the Company since October 1979. He has been a real estate investment broker for the last 13 years. Prior to that time, he was a large-scale rancher, food processor, and in related concerns. Currently, he is President and sole stockholder of Lowell Steen, Inc., a real estate company.

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

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company (the business biographies for the first three individuals are set forth above):


   Name            Age                 Title
----------       ------              --------
George R.
  Quist(1)         76       Chairman of the Board, President
                            and Chief Executive Officer
William C.
  Sargent          68       Senior Vice President and Secretary

Scott M.
  Quist(1)         43       First Vice President, General
                            Counsel and Treasurer Secretary


(1)George R. Quist is the father of Scott M. Quist.

The Board of Directors of the Company has a written procedure which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof has had any transactions with the Company or its subsidiaries during 1996 or 1995 other than employment arrangements or as described above.

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

Item 11.  Executive Compensation

The following table discloses compensation received by the Company's Chief Executive Officer and the two other most highly compensated executive officers who were serving as executive officers at December 31, 1996.

                                     Summary Compensation Table

                                        Annual Compensation
                                                              Other
                                                              Annual
Name and                                                      Compen-
Principal Position            Year     Salary      Bonus      sation(2)
                             ------   -------      ------     ---------
George R. Quist(1)
 Chairman of the Board,       1996     $109,127    $15,303     $2,400
 President and Chief          1995      104,469     15,303      2,400
 Executive Officer            1994      102,245     15,303      2,400

William C. Sargent
 Senior Vice President,       1996      103,915     15,000      4,500
 Director and                 1995       77,538     11,725      4,500
 Secretary                    1994       82,777     10,725      4,500

Scott M. Quist(1)
 First Vice President,        1996       96,192     16,250      7,200
 General Counsel,             1995       84,871     13,000      7,200
 Director and Treasurer       1994       82,502     12,000      7,200


                                                      Long-Term
                                                     Compensation

                                          Awards        Payouts
                                                                   All
                                        Stock                      Other
Name and                               Options      Incentive     Compen-
 Principal Position         Year       (Shares)      Payouts      sation(3)
-------------------       ---------   ---------     -----------   ----------
George R. Quist(1)          1996        6,956           0           3,085
 Chairman of the Board,     1995        2,625           0           5,937
 President and Chief        1994        2,500           0           8,263
 Executive Officer

William C. Sargent          1996        3,449           0           4,213
 Senior Vice President,     1995        2,100           0           2,100
 Director and               1994        2,000           0           4,020
 Secretary

Scott M. Quist(1)           1996            0           0           4,019
 First Vice President,      1995        3,149           0           2,206
 General Counsel            1994        3,000           0           3,924
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

 (3) The amounts indicated under "All Other Compensation" for 1995 consist of (a) amounts contributed by the Company into a trust for the benefit of the named executive officers under the Employee Stock Ownership Plan (George R. Quist, $3,085; William C. Sargent, $3,567; and Scott
        M. Quist, $3,373); (b) insurance premiums paid by the Company with respect to a group life insurance plan for the benefit of the named executive officers ($1,292 for all named executive officers as a group, or $646 for William C. Sargent and Scott M. Quist, and $646 for each individual officer); and (c) life insurance premiums paid by the Company for the benefit of the family of Mr. George R. Quist ($4,645).

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

Under the Ownership Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the Ownership Plan. Employees become eligible to participate in the Ownership Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,040 hours of service). The Company's contributions under the Ownership Plan are allocated to eligible employees on the same ratio that each eligible employee's compensation bears to total compensation for all eligible employees during each year. To date, the Ownership Plan has approximately
98 participants and had contributions payable to the Plan in 1996 of $50,017.

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

                                         401(K) Savings Plan

The Company organized a 401(K) savings plan in 1995, which allows employees to contribute pre tax compensation up to the lesser of 15% of total annual compensation or the statutory limit (currently $9,240). The Company matches 50% of each employee's contribution in Company stock up to 5% of the employee's total annual compensation. Company matching contributions for 1996 and 1995 was approximately $50,000 and $21,000, respectively. The trustees under the 401(K) Savings Plan are Messrs. Sherman B. Lowe, Scott M. Quist, and William C. Sargent.

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


                                 YEAR-END VALUES OF STOCK OPTIONS

                 Number of Securities                 Value of Unexercised
            Underlying Unexercised Options             In-The-Money Options
                 at Fiscal Year-End                   at Fiscal Year-End(1)
            -------------------------------           ---------------------
 Name      Exercisable        Unexercisable       Exercisable     Unexercisable
-----     ------------        --------------      -----------     -------------
All executive officers
and key employee option
recipients as a group
(1 person)   22,309                                 $65,729

 (1) The value of options equals the market value of Security National Financial Corporation common stock at December 31, 1996 ($5.25 per share), minus the exercise price of options, and includes only those options for which the exercise price was less than market value at year-end.

                                       1993 Stock Option Plan

On June 21, 1993, the Company adopted the Security National Financial Corporation 1993 Stock Incentive Plan (the "1993 Plan"), which reserved 300,000 shares of Class A Common Stock for issuance thereunder. The 1993 Plan was approved at the annual meeting of the stockholders held on June 21, 1993. The 1993 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress.

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

The 1993 Plan is to be administered by the Board of Directors or by a committee designated by the Board. The terms of options granted or stock awards or sales effected under the 1993 Plan are to be determined by the Board of Directors or its committee. The 1993 Plan provides that if the shares of Class A Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of Class A Common Stock as a stock dividend on its outstanding Class A Common Stock the number of shares of Class A Common Stock deliverable upon the exercise of options shall be increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend.

No options may be exercised for a term of more than ten years from the date of grant.

The 1993 Plan has a term of ten years. The Board of Directors may amend or terminate the 1993 Plan at any time, subject to approval of certain modifications to the 1993 Plan by the shareholders of the Company as may be required by law or the 1993 Plan.

On November 7, 1996 the Company amended the Articles of Incorporation as follows: (i) to increase the number of shares of Class A Common Stock reserved for issuance under the plan from 300,000 Class A shares to 600,000 Class A shares; and (ii) to provide that the stock subject to options, awards and purchases may include Class C common stock.


                                  YEAR-END VALUES OF STOCK OPTIONS

             Number of Securities                  Value of Unexercised
         Underlying Unexercised Options            In-The-Money Options
             at Fiscal Year-End                    at Fiscal Year-End(1)
         -------------------------------          ----------------------
 Name      Exercisable    Unexercisable          Exercisable   Unexercisable
------   --------------   -------------         ------------  --------------
George R.
   Quist     146,082                                $243,101
William C.
   Sargent    72,434                                $160,407

All executive
 officers
 and key employee
 option recipients
 as a group
(12 persons)  69,300                                $50,589


 (1) The value of options equals the market value of Security National Financial Corporation common stock at December 31, 1996 ($5.25 per share), minus the exercise price of options, and includes only those options for which the exercise price was less than market value at year -end.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth security ownership information of the Company's Class A and Class C Common Stock as of March 20, 1997, (i) for persons who own beneficially more than 5% of the Company's outstanding Class A or Class C Common Stock, (ii) each director of the Company, and (iii) for all executive officers and directors of the Company as a group.



                                     Class A                   Class C
                                   Common Stock              Common Stock
                             Amount                     Amount
Name and Address of       Beneficially      Percent   Beneficially      Percent
Beneficial Owner             Owned         of Class      Owned         of Class
--------------------     --------------   ----------  -------------    --------
George R. Quist(1)(2)
4491 Wander Lane
Salt Lake City, Utah 84117   237,435         6.8        2,462,390        50.1

William C. Sargent(1)(2)
4974 Holladay Blvd.
Salt Lake City, Utah 84117    74,735         2.1          257,820         5.2

Scott M. Quist
7 Wanderwood Way
Sandy, Utah 84094             74,464         2.1           55,918         1.1

Employee Stock
  Ownership Plan(3)
5300 South 360 West
  Suite 310
Salt Lake City,
  Utah 84123                 590,579         17.0       1,051,159        21.4

Charles L. Crittenden
248 - 24th Street
Ogden, Utah 84404             -0-             *           162,187         3.3

Sherman B. Lowe
2197 South 2100 East
Salt Lake City,
  Utah 84109                  19,279          *           177,248         3.6

R.A.F. McCormick(1)
400 East Crestwood Road
Kaysville, Utah 84037         9,249           *            92,474         1.9



                                      Class A
                                     and Class C
                                     Common Stock
                                    --------------
                             Amount
Name and Address of       Beneficially         Percent
Beneficial Owner             Owned             of Class
-------------------      --------------       ---------
George R. Quist (1)(2)    2,699,825            32.2
4491 Wander Lane
Salt Lake City, UT 84117

William C. Sargent (1)(2)   332,555             4.0
4974 Holladay Blvd.
Salt Lake City, UT 84117

Scott M. Quist              130,382             1.6
7 Wanderwood Way
Sandy, UT 84094

Employee Stock            1,641,738            19.6
  Ownership Plan (3)
5300 South 360 West
  Suite 310
Salt Lake City, UT 84123

Charles L. Crittenden       162,187             1.9
248 - 24th Street
Ogden, UT 84404

Sherman B. Lowe             196,527             2.3
2197 South 2100 East
Salt Lake City, UT 84109

R.A.F. McCormick            101,723             1.2
400 East Crestwood Road
Kaysville, Ut 84037


                                      Class A                   Class C
                                   Common Stock               Common Stock
                             Amount                        Amount
Name and Address of       Beneficially      Percent     Beneficially  Percent
Beneficial Owner             Owned         of Class        Owned      of Class
-----------------        -------------    ----------    -----------   -------
H. Craig Moody
1782 East Faunsdale Drive
Sandy, Utah 84092            111               *           -0-           *

W. Lowell Steen
12705 SE River Rd.
   Apt. 402S
Portland, Oregon 97222       221               *           805           *

Nathan H. Wagstaff
2131 King Street
Salt Lake City,
   Utah 84109             23,093               *       173,899          3.5

Associated Investors(4)
5300 So. 360 W.
   Suite 310
Salt Lake City,
   Utah 84123             69,401             2.0        443,658         9.0


                                    Class A
                                  and Class C
                                  Common Stock
                                 -------------
                           Amount
Name and Address of      Beneficially        Percent
Beneficial Owner           Owned              of Class
--------------------     -------------     ------------
H. Craig Moody                111             *
1782 East Faunsdale
  Drive
Sandy, UT 84092

W. Lowell Steen             1,026             *
12705 SE River Rd.
  Apt. 402S
Portland, OR 97222

Nathan H. Wagstaff        196,992            2.3
2131 King Street
Salt Lake City, UT 84109

Associated Investors (4)  513,059            6.1
5300 So. 360 W. Suite 310
Salt Lake City, UT 84123
------------------------------------
All directors and executive
   officers (9 persons)

*   Less than one percent

 (1) Does not include 590,579 shares of Class A Common Stock and 1,051,159 shares of Class C Common Stock owned by the Company's Employee Stock Ownership Plan (ESOP), of which George R. Quist, William C. Sargent, and R.A.F. McCormick are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

 (2)    The number of shares shown in the table for George R. Quist and William
        C. Sargent does not include 69,401 shares of Class A Common Stock and 443,658 shares of Class C Common Stock owned by Associated Investors, a Utah general partnership, of which these individuals are the managing partners and, accordingly, exercise shared voting and investment powers with respect to such shares.

 (3) The trustees of the Employee Stock Ownership Plan (ESOP) are George R. Quist, William C. Sargent, and R.A.F. McCormick, who exercise shared voting and investment powers.

 (4) The managing partners of Associated Investors are George R. Quist and William C. Sargent, who exercise shared voting and investment powers.

The Company's officers and directors, as a group, own beneficially approximately 45.5% of the outstanding shares of the Company's Class A and Class C Common Stock.

Item 13.  Certain Relationships and Related Transactions
---------------------------------------------------------
The Company's Board of Directors has a written procedure which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof, has engaged in any business transactions with the Company or its subsidiaries during 1995 or 1996 other than as described herein.

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

(a)(3)  Exhibits

          The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

Exhibit

    Table No                   Document
---------------               ----------
(a)(3)  Exhibits:
   3.A.   Articles of Restatement of Articles of Incorporation

     B.   Bylaws(1)

   4.A.   Specimen Class A Stock Certificate(1)

     B.   Specimen Class C Stock Certificate(1)

     C. Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock(1)

10.       A.   Restated and Amended Employee Stock Ownership Plan and
               Trust Agreement (1)

          B.   1993 Stock Option Plan (2)

          C.     Promissory Note with Key Bank of Utah (3)

          D.     Loan and Security Agreement with Key Bank of Utah (3)

          E.     General Pledge Agreement with Key Bank of Utah (3)

          F.     Purchase and Sale Agreement with Escrow Instructions with the
                 Carter Family Trust and the Leonard M. Smith Family Trust (4)

          G. Note Secured by Purchase Price Deed of Trust and Assignment of Rents with the Carter Family Trust and the Leonard M. Smith
                 Family Trust (4)

          H.     Deed of Trust and Assignment of Rents with the Carter Family
                 Trust and the Leonard M. Smith Family Trust (4)

          I.     Stock Insurance Agreement with Greer-Wilson Funeral Home,
                 Inc. and Page E. Greer (4)

          J.     Promissory Note with Page E. Greer and Patricia R. Greer (4)

          K.     Pledge Agreement with Page E. Greer and Patricia R. Greer (4)

          L.     Option Agreement with Page E. Greer, Patricia R. Greer and
                 Greer-Wilson Funeral Home, Inc. (4)

          M.     Consultation and Noncompetition Agreement with Page E.
                 Greer, Patricia R. Greer and Greer-Wilson Funeral Home, Inc.
                 (4)

          N.     Guaranty with Page E. Greer and Patricia R. Greer (4)

          O.     Irrevocable Stock Proxy with Page E. Greer and Patricia R.
                 Greer (4)

          P.     Stock Purchase Agreement with Civil Service Life Insurance
                 Company and Civil Service Employees Insurance Company (5)

          Q.     Promissory Note with Civil Service Employees Insurance
                 Company (5)

          R.     Articles of Merger of Civil Service Employees Life Insurance
                 Company into Capital Investors Life Insurance Company (5)

          S.     Agreement and Plan of Merger of Civil Service Employees Life
                 Insurance Company into Capital Investors Life Insurance
                 Company (5)

   11.    Statement Re:  Computation of Per-share Earnings

   22.    Subsidiaries of the Registrant

         (1)    Incorporated by reference from Registration Statement on Form
                S-1, as filed on June 29, 1987.

         (2) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994.

         (3) Incorporated by reference from Report on Form 8-K, as filed on February 24, 1995.

         (4) Incorporated by reference from Report on Form 8-K, as filed on May 1, 1995.

         (5) Incorporated by reference from Report on Form 8-K, as filed on January 16, 1996.

24.

   (b)    Reports on Form 8-K:

               None


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   SECURITY NATIONAL FINANCIAL CORPORATION


Dated:  March 28, 1997                 By: George R. Quist,
                                           --------------------------------
                                           Chairman of the Board, President
                                           and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated:

SIGNATURE                                 TITLE                    DATE

George R. Quist                      Chairman of the           March 28, 1997
-----------------------              Board, President and
                                     Chief Executive Officer
                                     and (Principal Executive
                                     Officer)

Scott M. Quist                       First Vice President,     March 28, 1997
-----------------------              General Counsel and
                                     Treasurer and Director
                                     (Principal Financial and
                                     Accounting Officer)

William C. Sargent                   Senior Vice President,    March 28, 1997
-----------------------              Secretary and Director


Charles L. Crittenden                Director                  March 28, 1997
---------------------


Sherman B. Lowe                      Director                  March 28, 1997
----------------------


R.A.F. McCormick                     Director                  March 28, 1997
----------------------

H. Craig Moody                       Director                  March 28, 1997
----------------------

W. Lowell Steen                      Director                  March 28, 1997
----------------------

Nathan H. Wagstaff                   Director                  March 28, 1997
----------------------

                                      SECURITIES AND EXCHANGE COMMISISON
                                             Washington, D.C. 20549
                                                    FORM 10-K
                                            Year Ended December 31, 1996

                                    SECURITY NATIONAL FINANCIAL CORPORATION
                                          Commission   File No. 0-9341

                                               E X H I B I T S


                                             Exhibit Index



Exhibit No.         Document Name
------------       ---------------
3.A                Articles of Restatement of Articles of Incorporation

11.                Statement Re:  Computation of Per-share Earnings

22.                Subsidiaries of the Registrant

27.                Financial Data Schedule


                                             EXHIBIT NO. 3.A

                          Articles of Restatement of Articles of Incorporation

                                         ARTICLES OF RESTATEMENT

                                                   OF

                                       ARTICLES OF INCORPORATION

                                                   OF

                                 SECURITY NATIONAL FINANCIAL CORPORATION



   1.  The name of this Corporation is Security National Financial Corporation.
   2. The Articles of Incorporation of this Corporation are amended and restated to read in their entirety as follows:

                                                ARTICLE I

                                                  Name

    The name of this Corporation is Security National Financial Corporation.

                                               ARTICLE II

                                                Duration

          The period of duration of the Corporation shall be perpetual.

                                               ARTICLE III

                                      Objects, Purposes, and Powers

 The Corporation is organized to engage in any lawful acts, activities and pursuits for which a corporation may be organized under the Utah Revised Business Corporation Act (the "Act").

                                               ARTICLE IV

                                              Capital Stock

  The authorized capital stock of the Corporation shall consist of 27,500,000 shares divided into 10,000,000 shares of $2.00 par value Common Stock, 5,000,000 shares of $1.00 par value Common Stock, 7,500,000 shares of $0.20 par value Common Stock, and 5,000,000 shares of $1.00 par value Preferred Stock. The Common Stock which the Corporation is authorized to issue is divided as follows:

      Ten Million (10,000,000) shares of $2.00 par value Class A Common
      Stock;

      Five Million (5,000,000) shares of $1.00 par value Class B Common Stock;
      and

      Seven Million Five Hundred Thousand (7,500,000) shares of $0.20 par value Class C Common Stock.

      The Preferred Stock may be issued:

           (a) Subject to the right of the Corporation to redeem any of such shares at a price not less than the par value thereof;

           (b) Entitling the holders thereof to cumulative, non-cumulative or partially cumulative dividends;

           (c) Having preference over any other class or series of shares as to payment of dividends;

           (d) Having preference in the assets of the Corporation over any other class or classes of shares upon the voluntary or involuntary liquidation of the Corporation;

           (e) Being convertible into shares of any other class or into shares of any series of the same or any other class, except a class having prior or superior rights and preferences as to dividends or distribution of assets upon liquidation.

   The Board of Directors shall have authority to divide and issue the Preferred Stock in series and to establish variations in relative rights and preferences between such series as provided by the Utah Business Corporation Act. All shares of Preferred Stock shall be identical except as to any variations established by the Board of Directors pursuant to the preceding sentence. Except as may be provided for by law, the Preferred Stock shall be non-voting stock and the holders of such stock shall not be entitled to any voice in the management of the Corporation, nor to any voting powers at any stockholders' meeting, by virtue thereof.

                                                ARTICLE V

                                  Preferences, Limitations and Relative
                                         Rights Of Common Stock

  No share of the Common Stock authorized in Article IV shall have any preference over or limitation in respect to any other share of such Common Stock except as set forth in this Article V. Except as set forth in this
Article V, all shares of the Common Stock authorized in Article IV shall have equal rights and privileges, including the following:


      1. All outstanding shares of Common Stock shall share equally in dividends, except that in the event of cash dividends, the Class C common shares shall in no event receive per share cash dividends in excess of 9% of the per share cash dividends received by the Class A and/or Class B common shares; and further provided that with respect to liquidating dividends and distributions on the Common Stock, the Class C common shares shall in no event receive per share distribution in excess of 9% of the per sharedistributions received by the Class A and/or Class B common shares; and further provided that with respect to all other distributions on the Common Stock, not including cash dividends and liquidating dividends and distributions, the Class C common shares shall in no event receive per share distributions in excess of 10% of the per share distributions received by the Class A and/or Class B common shares. Neither the purchase or redemption by the Corporation of stock of any class, in any manner permitted by law, nor the merger, consolidation, or other business combinations of the Corporation or any of its subsidiaries with or into any other corporation or corporations, nor the sale or transfer by the Corporation of all or any part of its properties or assets shall be deemed to be liquidating dividends and distributions for purposes of this
          Article V. No holder of Class C Common Stock shall be entitled to receive any amounts with respect thereto upon liquidation, dissolution, or winding up of the Corporation other than the amounts provided for in this Article V.

          The classes of Common Stock shall share equally in stock dividends declared which shall be payable in Common Stock of each common stockholder's particular class (for example, if a 10% stock dividend is declared for the Class A Common Stock, there shall also be declared a 10% stock dividend for the Class B and C Common Stock, and a Class A common stockholder would receive 10% additional shares of Class A Common Stock, a Class B common stockholder and a Class C common stockholder would receive 10% additional shares of Class B or C Common Stock respectively). Except for a two-for-one forward stock split effective as of November 7, 1996 involving only Class C Common Stock, stock splits shall be administered among the classes of Common Stock similarly to stock dividends. Dividends with respect to all common shares shall be payable at the discretion of the Board of Directors of the Corporation at such times and in such amounts as it deems advisable subject to the provisions of any applicable law. However, any dividends may be declared by the Board of Directors of the Corporation as may be permitted by the Utah Business Corporation Act. In addition, the Board of Directors of the Corporation, from time to time, may distribute to stockholders in partial liquidation, out of stated capital or capital surplus of the Corporation, a portion of the assets, in cash or property, subject to the following provisions:

           (a) No such distribution shall be made at a time when the Corporation is insolvent or when such distribution would render the Corporation insolvent.

          (b) Each such distribution when made, shall be identified as a distribution in partial liquidation and the amount per share disclosed to the stockholders receiving the same concurrently with the distribution thereof.

          (c) No distribution shall be made to the holders of any class of shares unless all cumulative dividends accrued on all preferred shares entitled to preferential dividends shall have been fully paid.

          (d) No such distribution shall be made to the holders of any class of shares which would reduce the remaining net assets of the Corporation below the aggregate preferential amount, if any, payable in the event of voluntary liquidation to the holders of shares having preferential rights to the assets of the Corporation in the event of liquidation.

  2. The Class B Common Stock shall be non-voting stock, and the holders of such stock shall not be entitled to any voice in the management of the Corporation, nor to any voting powers at any stockholders' meeting by virtue thereof, except as set forth herein. Holders of Class B Common Stock shall have the right to vote as a class upon any proposed amendment to the Articles of Incorporation of this Corporation which would:

     (a) Increase or decrease the aggregate number of authorized shares of the Class B Common Stock;

     (b) Increase or decrease the par value of the shares of the Class B Common Stock;

     (c) Effect any exchange, reclassification or cancellation of all or part of the shares of the Class B Common Stock;

     (d) Effect an exchange, or create a right of exchange, of all or any part of the shares of another class into the shares of the Class B Common Stock;

     (e) Change the designations, preferences, limitations or relative rights of the shares of the Class B Common Stock;

     (f) Change the shares of Class B Common Stock into the same or a different number of shares, either with or without par value, of the same class or another class or classes;

     (g) Create a new class of shares having rights and preferences prior and superior to the shares of the Class B Common Stock, or increase the right and preferences of any class having rights and preferences prior or superior to the shares of the Class B Common Stock; or

     (h) Cancel or otherwise affect dividends on the shares of Class B Common Stock which have accrued but have not been declared.

In addition, holders of Class B Common Stock shall be entitled to such further voting rights, as a class, as are set forth in the Utah Business Corporation Act.

 3. Each outstanding share of Class A Common Stock shall be entitled to one vote at stockholders' meetings, either in person or by proxy. Class C Common Stock shall have one vote per share at stockholders' meetings, provided, however, that at every meeting of the stockholders called for the election of directors, the holders of Class A Common Stock, voting separately as a class, shall be entitled to elect one-third (1/3) of the number of directors to be elected at such meeting and if one-third (1/3) of such number of directors is not a whole number, then the holders of Class A Common Stock, voting separately as a class, shall be entitled to elect the next higher whole number of directors to be elected at such meeting. In the election of the remaining directors to be elected and for all other proper corporate matters, each outstanding share of Class A Common Stock shall have one vote, either in person or proxy.

 4.  (a)  No person holding shares of Class C Common Stock
          (hereinafter called a "Class C Holder") may transfer, and the Corporation shall not register the transfer of, such shares of Class C Common Stock, whether by sale, assignment, gift, bequest, appointment or otherwise, except to a "Permitted Transferee" of such Class C Holder, which term shall have the following meanings:

          (i) In the case of a Class C Holder who is a natural person holding record and beneficial ownership of the shares of Class C Common Stock in question, "Permitted Transferee" means:

                (A)  the spouse of such Class C Holder;

                (B)  a lineal descendant of a grandparent of such Class
                     C Holder;

                (C) the trustee of a trust (including a voting trust) for the benefit of:

                     (1)  one or more of such Class C Holders;

                     (2)  other lineal descendants of a
                          grandparent of such Class C Holder;

                     (3)  the spouse of such Class C Holder; or

                     (4)  any organization contributions to which
                          are deductible for federal income, estate or gift tax purposes (hereinafter called a "Charitable Organization"), and for the benefit of no other person;

  provided that such trust may grant a general or special power of appointment to the spouse of a Class C Holder and may permit trust assets to be used to pay taxes, legacies and other obligations of the trust or the estate of such Class C Holder payable by reason of the death of such Class C Holder, and provided, that such trust must prohibit transfer of shares of Class C Common Stock to persons other than Permitted Transferee as defined in this clause
  (i);

     (D) a Charitable Organization established by such Class C Holder, such Class C Holder's spouse, or a lineal descendant of a grandparent of such Class C Holder;

     (E) a corporation, all of the outstanding capital stock of which is owned by, or partnership or joint venture all of the partners or venturers of which are, one or more of such Class C Holders, other lineal descendants of a grandparent of such Class C Holder, and the spouse of such Class C Holder; provided, that if any share of capital stock of such a corporation (or of any survivor of a merger or consolidation of such a corporation), or any partnership interest in such a partnership, is acquired by any person who is not within such class of persons, all shares of Class C Common Stock then held by such corporation or partnership, as the case may be, shall be deemed without further act on anyone's part to be converted into shares of Class A Common Stock on the basis of ten (10) shares of Class C Common Stock for one (1) share of Class A Common Stock and shall thereupon and thereafter be deemed to represent the appropriate number of shares of Class A Common Stock.

              (ii)  In the case of a Class C Holder holding shares of Class
                    C Common Stock as trustee pursuant to a trust which was irrevocable on the record date for determining the persons to whom the Class C Common Stock is first distributed by the Corporation (hereinafter in this paragraph (4) called the "Record Date"), "Permitted Transferee" means any person to whom or for whose benefit principal may be distributed either during or at the end of the term of such trust whether by power of appointment or otherwise.

              (iii)  In the case of a Class C Holder holding shares of Class
                     C Common Stock as trustee pursuant to a trust other than a trust described in clause (ii) above, "Permitted Transferee" means the persons who established such trust, and Permitted Transferee determined pursuant to clause (i) above.

              (iv) In the case of a Class C Holder holding record (but not beneficial) ownership of the shares of Class C Common Stock in question as nominee for the person who was the beneficial owner thereof on the Record Date, "Permitted Transferee" means such beneficial owner thereof on the Record Date, such beneficial owner determined pursuant to clauses (i), (iii), or (v) hereof, as the case may be.

               (v) In the case of a Class C Holder which is a corporation (other than a charitable organization described in subclause (C) of clause (i) above) holding record and beneficial ownership of the shares of Class C Common
                    Stock in question, "Permitted Transferee" means any stockholder of such corporation receiving shares of Class
                    C Common Stock through a dividend or through a distribution made upon liquidation of such corporations, and the surviving corporation of a merger or consolidation of such corporation.

               (vi) In the case of a Class C Holder which is the estate of a deceased Class C Holder or which is the estate of a bankrupt or insolvent Class C Holder, and provided such deceased, bankrupt or insolvent Class C Holder, as the case may be, held record and beneficial ownership of the Shares of Class C Common Stock in question, "Permitted Transferee" means a Permitted Transferee of such deceased, bankrupt or insolvent Class C Holder as determined pursuant to this Paragraph 4.

               (vii) In the case of a Class C Holder which is a partnership or joint venture holding shares of Class C Common Stock, "Permitted Transferee" means any one of the partners of venturers; provided that if any partnership or joint venture interest is acquired by any persons not a partner or venturer of such partnership or joint venture or of a "Permitted Transferee" of such partner or venturer, all shares of Class C Common Stock then held by such partnership or joint venture shall be deemed, without further act on anyone's part, to be converted into shares of Class A Common Stock and shall thereupon be deemed to represent the like number of shares of Class A Common Stock.

              (viii) In the case of a Class C Holder which is a corporation in bankruptcy holding shares of Class C Common Stock, "Permitted Transferee" means any other Class C Holder or "Permitted Transferee" of any Class C Holder.

                      (b) Notwithstanding the provisions of this Paragraph 4, a holder of record of a share of Class A Common Stock, which share meets all of the following criteria, shall be entitled to exchange said Class A Common Stock for Class C Common Stock on the basis of ten (10) shares of Class C Common Stock for each share of the Class A Common Stock so owned by such holder of record; provided, however, such stockholder converts his Class
                      A Common Stock into Class C Common Stock within the 45 day period following the conclusion of a holding period of the Class A Common Stock of 48 continuous months. Shares not converted within such 45 day period shall thereafter be Class A common shares with no further conversion rights into Class C common shares.

                      (i) The Class A common shares were obtained by a transfer of Class C common shares to a Non-Permitted Transferee which converted the Class C common shares to Class A common shares pursuant to the provisions of this paragraph 4.

                      (ii) Such shares of Class A Common Stock have had the same record and beneficial owner for a continuous period of 48 months.

                      (iii) For purposes of this subparagraph (b), any shares of Class A or Class C Common Stock acquired by the beneficial owner as a direct result of a stock split, stock dividend or other type of distribution of shares with respect to existing shares ("dividend shares") will be deemed to have been acquired and held continuously from the date on which the shares with regard to which the dividend shares were issued were acquired.

                     (iv) For purposes of this subparagraph (b), any share of the Class A Common Stock held in "street" or "nominee" name shall be presumed to have been acquired by the beneficial owner subsequent to February 4, 1986 and to have had the same beneficial owner for a continuous period of less than 48 months prior thereto. This presumption shall be rebuttable by presentation to the Corporation by such beneficial owner of satisfactory evidence to the contrary. Any disputes arising in respect of this subclause shall be definitely resolved by a determination of the Board of Directors made in good faith.

     (c)  Notwithstanding anything to the contrary herein, any Class C
          Holder may pledge such Holder's shares of Class C Common Stock to a pledgee pursuant to a bona fide pledge of such shares as collateral security for indebtedness due to the pledgee, provided that such shares shall not be transferred to or registered in the name of the pledgee and shall remain subject to the provisions of this paragraph 4.

          In the event of foreclosure or other similar action by the pledgee, such pledged shares of Class C Common Stock may only be transferred to a Permitted Transferee of the pledgor or converted into shares of Class A Common Stock, as the pledgee may elect.

     (d) For purposes of this paragraph 4:

          (i) The relationship of any person that is derived by or through legal adoption shall be considered a natural one.

          (ii) Each joint owner of shares of Class C common stock shall be considered a "Class C Holder" of such shares.

          (iii) A minor for whom shares of Class C Common Stock are held pursuant to a Uniform Gifts to Minors Act or similar law shall be considered a Class C Holder of such shares.

           (iv) Unless otherwise specified, the term "person" means both natural persons and legal entities.

     (e) Any purported transfer of shares of Class C Common Stock not permitted hereunder shall have the effect of converting the shares so transferred into Class A common shares on the basis of ten (10) shares of Class C Common Stock for one (1) share of Class A Common Stock. The Corporation may, as a condition to the transfer or the registration of transfer of shares of Class C Common Stock to a purported Permitted Transferee, require the furnishing of such affidavits or other proof as it deems necessary to establish that such transferee is a Permitted Transferee. The Corporation must note on the certificates for shares of Class C Common Stock the restrictions on transfer and registration of transfer imposed by this paragraph 4. The Corporation must also note on the certificates for shares of Class A Common Stock obtained by a transfer of Class C common shares to a Non-Permitted Transferee that such shares may be converted to Class C Common Stock on the basis of ten (10) shares of Class C Common Stock for one (1) share of Class A Common Stock, if the conditions of Article V, paragraph 4, subparagraph (b) are complied with, including a continuous holding period of 48 months with a following 45 day conversion period, or such conversion right will be forfeited.

5. (a) Each ten (10) shares of Class C Common Stock may at any time be converted into one (1) fully paid and non-assessable share of Class A Common Stock, except following a stockholder vote approving a plan of complete liquidation or dissolution of the Corporation when the conversion ratio shall be at the reduced rate of eleven and .1112 shares of Class C Common Stock to one share of Class A Common Stock, provided that upon abandonment of a plan of liquidation or dissolution the conversion rate will revert to ten
         (10) shares of Class C stock for one (1) share of Class A stock.
         Such right shall be exercised by the surrender of the certificate representing such shares of Class C Common Stock to be converted to the Corporation at any time during normal business hours at the principal executive offices of the Corporation, or if an agent for the registration or transfer of shares of Class C Common Stock is then duly appointed and acting (said agent being hereinafter called the "Transfer Agent") then at the office of the Transfer Agent, accompanied by a written notice of the election by the holder thereof to convert and (if so required by the Corporation or the Transfer Agent) by instruments of transfer, in form satisfactory to the Corporation and to the Transfer Agent, duly executed by such holder or his duly authorized attorney, and transfer tax stamps or funds therefore, if required pursuant to subparagraph (e).

         (b) As promptly as practicable after the surrender for conversion of a certificate representing shares of Class C Common Stock in the manner provided in subparagraph (a) above and the payment in cash of any amount required by the provisions of subparagraphs (a) and (e), the Corporation will deliver or cause to be delivered at the office of the Transfer Agent to or upon the written order of the holder of such certificate, a certificate or certificates representing the number of full shares of Class A Common Stock issuable upon such conversion, issued in such name or names as such holder may direct. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of the surrender of the certificate representing shares of Class C Common Stock, and all rights of the holder of such shares as such holder shall cease at such time and the person or person in whose name or names the certificate or certificates representing the shares of Class A
         Common Stock are to be issued shall be treated for all purposes as having become the record holder or holders of such shares of Class A Common Stock at such time; provided, however, that any such surrender and payment on any date when the stock transfer books of the Corporation shall be closed shall constitute the person or persons in whose name or names the certificate or certificates representing shares of Class A Common Stock are to be issued as the record holder or holders thereof for all purposes immediately prior to the close of business in the next succeeding day on which such stock transfer books are open.

         (c) No adjustments in respect of dividends shall be made upon the conversion of any share of Class C Common Stock into Class A Common Stock; provided, however, that if a share be converted subsequent to the record date for the payment of a dividend or other distribution on shares of Class C Common Stock but prior to such payment, the registered holder of such share at the close of business on such record date shall be entitled to receive the dividend or other distribution payable on such share on such date notwithstanding the conversion thereof or the Corporation's default in payment of the dividend on such date.

         (d) The Corporation shall at all times reserve and keep available, solely for the purpose of issue upon conversion of the outstanding shares of Class C Common Stock, such number of shares of Class A Common Stock as shall be issuable upon the conversion of all such outstanding shares, and the Corporation shall also at all times reserve and keep available for the purpose of issue upon conversion of the Class A Common Stock such number of shares of Class C Common Stock as may be issuable upon possible conversion of appropriate shares, provided that nothing contained herein shall be construed to preclude the Corporation from satisfying its obligations in respect of the conversion of the outstanding shares of Class A or Class C Common Stock by delivery of purchased shares of Class A or Class C Common Stock which are held in the treasury of the Corporation. If any shares of Class A or Class C Common stock, required to be reserved for purposes of conversion hereunder, require registration with or approval of any governmental authority under any federal or state law before such share of Class A or Class C Common Stock may be issued upon conversion, the Corporation will cause such shares to be duly registered or approved, as the case may be. All shares of Class A or Class C Common Stock which shall be issued upon conversion of the shares of Class A or Class C Common Stock, will, upon issuance, be fully paid and nonassessable.

         (e) The issuance of certificates of shares of Class A Common Stock upon conversion of shares of Class C Common Stock shall be made without charge for any stamp or other similar tax in respect of such issuance. However, if any such certificate is to be issued in a name other than that of the holder of the share or shares of Class C Common Stock converted, the person or persons requesting the issuance thereof shall pay to the Corporation the amount of any tax which may be payable in respect of any transfer involved in such issuance or shall establish to the satisfaction of the Corporation that such tax has been paid.

6. Except as otherwise provided in paragraphs 1 and 5 above or pursuant to shares of Class C Common Stock issued under a stock option plan, and except to the extent stockholders of the 1982 Series 1 Preferred Stock elect or have a right to convert their shares into Class C Common Stock, the Corporation shall not issue additional shares of Class C Common Stock after the date shares of Class C Common Stock surrendered for conversion shall be retired, unless otherwise approved by the affirmative vote of the holders of a majority of the outstanding shares of stock of the Corporation entitled to vote thereon. Holders of the 1982 Series 1 Preferred Stock electing to receive Class C shares shall receive ten (10) shares of Class C Common Stock for every one (1) share of Class A Common Stock received.

7. No stockholder of the Corporation shall be entitled as of right to subscribe for, purchase or receive any part of any new or additional issue of stock of any class, whether now or hereafter authorized, or of bonds, debentures or other securities convertible into or exchangeable for stock, but all such additional shares of stock of any class, or bonds, debentures or other securities convertible into or exchangeable for stock, may be issued and disposed of by the Board of Directors on such terms and for such consideration, so far as may be permitted by law, and to such persons, as the Board of Directors in its absolute discretion may deem advisable.

8. Cumulative voting shall not be allowed in elections of directors or for any other purpose.

9. All shares of Common Stock when issued, shall be fully paid and nonassessable. No fractional shares of Common Stock shall be issued.

10. The Board of Directors may restrict the transfer of any of the Corporation's shares of Class A, Class B or Class C Common Stock issued by giving the Corporation or any stockholder "first right of refusal to purchase" the stock, making the stock redeemable, or by restricting the transfer of the stock under such terms and in such manner as the directors may deem necessary and as are not inconsistent with the laws of the State of Utah. Any stock so restricted must carry a conspicuous legend noting the restriction and the place where such restriction may be found in the records of the Corporation.

11. The judgment of the Board of Directors as to the adequacy of any consideration received or to be received for any shares of Class A, Class B, or Class C Common Stock, options in respect thereof, or any other securities which the Corporation at any time may be authorized to issue or sell or otherwise dispose of shall be conclusive in the absence of fraud, subject to the provisions of these Articles of Incorporation and any applicable law.

                                               ARTICLE VI

                                            Place of Business

The principal office and the principal place of business of the Corporation initially shall be located in Salt Lake City, Utah. The Board of Directors, however, from time to time may establish such other offices, branches, subsidiaries, or divisions which it may consider to be advisable. The address of the Corporation's registered office in Utah for purposes of the Utah Revised Business Corporation Act shall be 5300 South 360 West, Suite 310,
Salt Lake City, Utah 84123. The name of the Corporation is registered agent at the address of the aforesaid registered office for purposes of this Act shall be Scott M. Quist.

                                               ARTICLE VII

                                                Directors

The affairs of the Corporation shall be governed by a board of not less than three (3) directors. Subject to such limitation, the number of directors shall be fixed by or in the manner provided in the Bylaws of the Corporation, as may be amended from time to time, except as to the number constituting the initial board, which number shall be three (3). The organization and conduct of the board shall be in accordance with the following:

     1. The directors of the Corporation need not be residents of Utah and shall not be required to hold shares of the Corporation's capital stock.

     2. Meetings of the Board of Directors, regular or special, may be held within or without Utah upon such notice as may be prescribed by the Bylaws of the Corporation. Attendance of a director at a meeting shall constitute a wavier by him of notice of such meeting unless he attends only for the express purpose of objecting to the transaction of any business threat on the ground that the meeting is not lawfully called or convened.

     3. A majority of the number of directors at any time constituting the Board of Directors shall constitute a quorum for the transaction of business, and the act of a majority of the directors present at a meeting which a quorum is present shall be the act of the Board of Directors.

     4. By resolution adopted by a majority of the directors at any time constituting the Boards of Directors, the Board of Directors may designate two or more directors to constitute an Executive Committee which shall have and may exercise, to the extent permitted by law or in such resolution, all the authority of the Board of Directors in the management of the Corporation; but the designation of any such committee and the delegation of authority thereto shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed on it or him by law.

     5. Any vacancy in the Board of Directors, however caused or created, may be filled by the affirmative vote of a majority of the remaining directors, though less than a quorum of the Board of Directors. A director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office and until his successor is duly elected and qualified.

                                              ARTICLE VIII

                                                Officers

 The officers of the Corporation shall consist of a President, one or more Vice Presidents as may be prescribed by the Bylaws of the Corporation, a Secretary, and a Treasurer, each of whom shall be elected by the Board of Directors at such time and in such manner as may be prescribed by the Bylaws of the Corporation. Any two or more offices may be held by the same person except the offices of President and Secretary.

                                               ARTICLE IX

                                        Meetings of Stockholders

Meetings of the stockholders of the Corporation shall be held at such place within or without Utah and at such times as may be prescribed in the Bylaws of the Corporation. Special meetings of the stockholders of the Corporation may be called by the Chairman of the Board, the President of the Corporation, he Board of Directors, or by the record holder or holders of a least ten percent (10%) of all shares entitled to vote at the meeting. At any meeting of the stockholders, except to the extent otherwise provided by law, a quorum shall consist of a majority of the shares entitled to vote at the meeting; and, if a quorum is present, the affirmative vote of the majority of shares represented at the meeting and entitled to vote thereat shall be the act of the stockholders unless the vote of a greater number is required by law.

                                                ARTICLE X

                                                 Bylaws

 The initial Bylaws of the Corporation shall be adopted by its Board of Directors, in which all shall be vested the power to alter, amend, or repeal the Bylaws or to adopt new Bylaws.


                                               ARTICLE XI

                                     Transactions with Directors and
                                        Other Interested Parties

No contract or other transaction between the Corporation and any other corporation, whether or not a majority of the shares of the capital stock of such other corporation is owned by the Corporation, and no act of the Corporation shall in any way be affected or invalidated by the fact that any of the directors of the Corporation are pecuniarily or otherwise interested in, or are directors or officers of, such other corporation. Any director of the Corporation, individually, or any firm with which such director is affiliated may be a party to or amy be pecuniarily or otherwise interested in any contract or transaction of the Corporation; provided, however, that the fact that he or such firm is so interested shall be disclosed or shall have been known to the Board of Directors of the Corporation, or a majority thereof, at or before the entering into such contract or transaction; and any director of the Corporation who is also a director or officer of such other corporation, or who is so interested, may be counted in determining the existence of a quorum at any meeting of the Board of Directors of the Corporation which shall authorize such contract or transaction and may vote thereat to authorize such contract or transaction, with like force and effect as if he were not such director or officer of such other corporation or not so interested.

                                               ARTICLE XII

                                        Acquisition of Own Shares

The Corporation may purchase, take, receive, or otherwise acquire shares of its capital stock out of any unreserved and unrestricted capital surplus then available.

                                              ARTICLE XIII

                                    Approval of Business Combinations

The stockholder vote required to approve Business Combinations (hereinafter defined) shall be as set forth in this Article XIII.

1. Higher Vote for Business Combinations. In addition to any affirmative vote required by law or the Articles of Incorporation, and except as otherwise expressly provided in paragraph 3 of this Article XIII:

     (a)  Any merger or consolidation of Security National
          Financial Corporation (referred to in this Article XIII as the "Corporation") or any Subsidiary (as hereinafter defined) with (i) any Interested Stockholder (as hereinafter defined) or (ii) any other corporation (whether or not itself an Interested Stockholder) which is, or after such merger or consolidation would be, an Affiliate (as hereinafter defined) of an Interested Stockholder; or

     (b) Any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) to or with any Interested Stockholder or any Affiliate of any Interested Stockholder of all or a Substantial Part (as hereinafter defined) of the property and assets of the Corporation (including without limitation the voting securities of a subsidiary); or

     (c) The adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of an Interested Stockholder or any Affiliate of any Interested Stockholder; or

     (d) Any reclassification of securities (including any reverse stock split), or recapitalization of the Corporation, or any merger or consolidation of the Corporation with any of it Subsidiaries or any other transaction (whether or not with or into or otherwise involving an Interested Stockholder) which has the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the Corporation or any Subsidiary which is directly or indirectly owned by any Interested Stockholder or any Affiliate of any Interested Stockholder shall require the affirmative vote of the holders of at least 75% of the voting power of the then outstanding shares of capital stock of the Corporation entitled to vote generally in the election of directors (the "Voting Stock"), voting together as a single class. Such affirmative vote shall be required notwithstanding the fact that no vote may be required, or that a lesser percentage may be specified by law or in any agreement with any national securities exchange or otherwise.

 2. Definition of "Business Combination." The term "Business Combination" as used in this Article XIII shall mean any transaction which is referred to in any one or more of paragraphs (a) through (d) of paragraph 1 of this Article XIII.

3.  When Higher Vote Is Not Required.  The provisions of paragraph 1 of this
Article XIII shall not be applicable to any particular Business Combination, and such Business Combination shall require only such affirmative vote as is required by law and any other provision of these Articles of Incorporation, if the Business Combination shall have been approved by a majority of the Nonpartisan Directors (as hereinafter defined).

4.  Certain Definitions.  For purposes of this Article III:

    (a) A "person" shall mean any individual, firm, corporation or other entity.

    (b) "Interested Stockholder" shall mean any person (other than the Corporation or any Subsidiary) who or which:

         (i) is the beneficial owner, directly or indirectly, of more than 5% of the outstanding Voting Stock or of more than 5% of the voting power of the outstanding Voting Stock; or

         (ii) is an Affiliate of the Corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of more than 5% of the outstanding Voting Stock or of 5% or more of the voting power of the then outstanding Voting Stock; or

         (iii) is an assignee of or has otherwise succeeded to any shares of Voting Stock which were at any time within the two-year period immediately prior to the date in question beneficially owned by any Interested Stockholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving the public offering within the meaning of the Securities
               Act of 1933, as amended.

               (c) A "Substantial Part" shall mean more than 25% of the fair market value of the total assets of the Corporation.

               (d)   A person shall be a "beneficial owner" of any Voting
                     Stock:

                     (i) which such person or any of its Affiliates or Associates (as hereinafter defined) beneficially owns, directly or indirectly; or

                     (ii) which such person or any of its Affiliates or Associates has (A) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (B) the right to vote pursuant to any agreement, arrangement or understanding; or

                     (iii) which is beneficially owned, directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Voting Stock.

          (e) For the purpose of determining whether a person is an Interested Stockholder pursuant to subparagraph b of this paragraph 4, the number of shares of Voting Stock deemed to be outstanding shall include shares deemed owned through application of subparagraph d of this paragraph 4, but shall not include any other shares of Voting Stock which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

          (f) "Affiliate" or "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.

          (g) Subsidiary" means any corporation of which a majority of any class of equity security is owned, directly or indirectly, by the Corporation.

          (h) "Nonpartisan Director" means any member of the Board of Directors of the Corporation (the "Board") who is unaffiliated with the Interested Stockholder and was a member of the Board prior to the time that the Interested Stockholder became an Interested Stockholder, and any successor of a Nonpartisan Director who is unaffiliated with the Interested Stockholder and is recommended to succeed a Nonpartisan Director by a majority of Nonpartisan Directors then on the Board.

5. Powers of Nonpartisan Directors. A majority of the Nonpartisan Directors of the Corporation shall have the power and duty to determine, on the basis of information known to them after reasonable inquiry, all facts necessary to determine compliance with this Article XIII, including without limitation (A) whether a person is an Interested Stockholder, (B) the number of shares of Voting Stock beneficially owned by any person, (C) the voting power of the shares of Voting Stock beneficially owned by any person, (D) whether a person is an Affiliate or Associate of another, an (E) whether the assets subject to a Business Combination constitute a Substantial Part of the assets of the Corporation; and the good faith determination of a majority of the Nonpartisan Directors on such matters shall be conclusive and binding for all the purposes of this Article XIII.

6. No Effect on Fiduciary Obligations of Interested Stockholders. Nothing contained in this Article XIII shall be construed to relieve the Board of Directors or any Interested Stockholder from any fiduciary obligation imposed by law.

7. Amendment or Repeal. Notwithstanding any other provisions of these Articles of Incorporation or the Bylaws of the Corporation (and notwithstanding the fact that a lesser percentage may be specified by law, these Articles of Incorporation or the Bylaws of the Corporation), the affirmative vote of the holders of 75% or more of the voting power of the share s of the then outstanding Voting Stock, voting together as a single class, shall be required to amend or repeal, or adopt any provisions inconsistent with, this
Article XIII of these Articles of Incorporation; provided however, that the preceding provisions of this paragraph 7 shall not be applicable to any amendment of this Article XIII of these Articles of Incorporation, and such amendment shall require only such affirmative vote as is required by law and any other provisions of these Articles of Incorporation, if such amendment shall have been approved by a majority of the Nonpartisan Directors.

                                               ARTICLE XIV

                                    Limitation on Director Liability

To the fullest extent permitted by the Utah Revised Business Corporation Act or any other applicable law as now in effect or as it may hereafter be amended, a director of this Corporation shall not be personally liable to the corporation or its shareholders for monetary damages for any action taken or any failure to take action, as a director.

No amendment or repeal of this Article XIV, and no adoption of any provision in these Articles of Restatement of Articles of Incorporation inconsistent with this Article XIV, shall eliminate or reduce the effect of this Article XIV, with respect to any matter occurring, or any cause of action, suit or claim accruing or arising prior to such amendment or repeal or adoption of any inconsistent provision.

                                               ARTICLE XV

                                             Indemnification

The corporation shall indemnify all officers and directors of the Corporation against monetary damages for any action taken or any failure to take action to the fullest extent permitted by the Utah Revised Business Corporation Act as now in effect or as it may hereafter be amended."


3. The foregoing amendments to the Articles of Incorporation were adopted on November 7, 1996, in accordance with the requirements of Sections 1007 and 1003 of the Act.

4. At the time of the adoption of the foregoing amendments to the Articles of Incorporation, the Corporation had two classes of Common Stock outstanding, designated as Class A Common Stock and Class C Common Stock. The number of shares of Common Stock outstanding at the date of such adoption was 3,218,801 shares of Class A Common Stock and 2,362,545 shares of Class C Common Stock.

5. The outstanding shares of Class A and Class C Common Stock were each entitled to one vote on the amendments, so the number of shares entitled to be voted on the amendments by each class of Common Stock were as follows:

           Class A Common Stock - 3,218,801 votes; and
           Class C Common Stock - 2,362,545 votes.

6. At the meeting at which the amendments were adopted, 1,998,410 shares of Class A Common Stock and 1,570,722 shares of Class C Common Stock were represented.

7. The total number of shares voting for the amendments by each class of Common Stock was as follows:

            Class A Common Stock - 1,333,986 shares; and
            Class C Common Stock - 1,566,439 shares.

The number of shares voting for the amendments by each class of Common Stock entitled to vote separately on the amendments was sufficient for approval by that class of Common Stock.

  IN WITNESS WHEREOF, these Articles of Restatement of Articles of Incorporation are hereby executed, effective as of this 11th day of November, 1996.

                                      SECURITY NATIONAL
                                      FINANCIAL CORPORATION




                                          By: _____________________________
                                              Scott M. Quist
                                              First Vice President, General
                                              Counsel and Treasurer


ATTEST:



By:       _________________________
          William  C. Sargent
          Senior Vice President
            and  Secretary

                                               EXHIBIT 11

                            Statement Re:  Computation of Per-share Earnings

                                              Exhibit 11

                                 SECURITY NATIONAL FINANCIAL CORPORATION

                                    Computation of Per-Share Earnings

                                     For the Year Ended December 31,


                                        1996         1995         1994
                                      -------       ------       ------
Primary:
    Average shares
        outstanding                    3,757        3,551        3,322
    Net effect of dilutive
        stock options - based
        on the treasury stock
        method using average
        market price                     103          135           28
                                     -------      -------       ------
    Total                              3,860        3,686        3,350
                                     =======      =======       ======

    Net income                      $  1,237      $ 1,552      $  1,040
                                    ========      =======      ========
    Per-share amount                   $ .32        $ .42         $ .31
                                       =====        =====         =====
Fully Diluted:

    Average shares
    outstanding                       3,757         3,551         3,322
    Net effect of dilutive
        stock options - based
        on the treasury stock
        method using the year-
        end market price, if
        higher than average
        market price                   108           145             37
                                   -------        ------          -----
    Total                            3,865         3,696          3,359
                                   -------        ------         ------

    Net income                    $  1,237       $ 1,552        $ 1,040
                                  ========       =======        =======
    Per-share amount                 $ .32        $ .42           $ .31

                                               EXHIBIT 22

                                    Subsidiaries of Security National
                                          Financial Corporation
                                          as of March 28, 1997

Exhibit 22


Subsidiaries of Security National Financial Corporation
(as of March 28, 1997)

        Security National Life Insurance Company

        Memorial Estates, Inc.

        Memorial Mortuary

        Paradise Chapel Funeral Home, Inc.

        California Memorial Estates, Inc.

        Cottonwood Mortuary, Inc.

           Deseret Memorial, Inc.

           Holladay Cottonwood Memorial Foundation

        Holladay Memorial Park, Inc.

        Camelback Sunset Funeral Home, Inc.

        Security National Mortgage Company

        Greer-Wilson Funeral Home, Inc.

                                              Exhibit 27

                                         Financial Data Schedule