Form 10-Q
period 1997-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 1997-05-15
CIK 318673

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.

                          FORM 10Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997     Commission File Number: 0-9341


          SECURITY NATIONAL  FINANCIAL CORPORATION
                  Exact Name of Registrant.


           UTAH                                   87-0345941
---------------------------------        -------------------------
(State or other jurisdiction             IRS Identification Number
of incorporation or organization)

5300 South 360 West, Salt Lake City, Utah        84123
-----------------------------------------      ---------
(Address of principal executive offices)      (Zip Code)



Registrant's telephone number,
   including Area Code                       (801) 264-1060
                                             --------------

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


Class A Common Stock, $2.00 par value         3,479,133
--------------------------------------    ------------------
      Title of Class                      Number of Shares
                                          Outstanding as of
                                          March 31, 1997

Class C Common Stock, $.20 par value          4,913,533
--------------------------------------    -------------------
      Title of Class                      Number of Shares
                                          Outstanding as of
                                          March 31, 1997


 SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                          FORM 10Q

                QUARTER ENDED MARCH 31, 1997

                      TABLE OF CONTENTS


               PART I - FINANCIAL INFORMATION



                                                       Page No.
Item 1. Financial Statements
      Consolidated Statements of Earnings - Three
      months ended March 31, 1997 and 1996 . . . . . . . . 3

      Consolidated Balance Sheets - March 31,
      1997 and December 31, 1996 . . . . . . . . . . . . 4-5

      Consolidated Statements of Cash Flows -
      Three months ended March 31, 1997 and
      March 31, 1996 . . . . . . . . . . . . . . . . . . 6-7

      Notes to Consolidated Financial
      Statements . . . . . . . . . . . . . . . . . . . . . 8


Item 2 Management's Discussion and Analysis
      of Summary of Earnings and
      Financial Condition. . . . . . . . . . . . . . . .8-10

                 PART II - OTHER INFORMATION

      Other Information. . . . . . . . . . . . . . . . . .11

      Signature Page . . . . . . . . . . . . . . . . . . .12


                     SECURITY NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                       Three Months Ended March 31,
                                     1997                            1996
                                   (Unaudited)                    (Unaudited)
                                  -----------                     ----------
REVENUE:
Insurance premiums
  and other considerations           $1,472,623                 $1,526,630
Net investment income                 1,773,427                  1,923,063
Net mortuary and cemetery sales       2,500,363                  2,141,112
Realized gains on investments
   and other assets                      36,027                      5,898
Mortgage fee income                   1,626,119                  2,519,360
Other                                    10,932                     31,528
                                     ----------                -----------
  Total Revenue                       7,419,491                  8,147,591


BENEFITS AND EXPENSES:
Death benefits                          528,424                    497,359
Surrenders and other policy benefits    266,454                    315,464
Increase in future policy benefits      742,452                    944,961
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                    314,828                    334,267
General and administrative expenses:
  Commissions                         1,270,293                  1,585,000
  Salaries                            1,266,044                  1,082,819
  Other                               1,511,638                  1,989,778
Interest expense                        277,522                    404,484
Cost of goods and services sold
  of the mortuaries and cemeteries      731,862                    588,736
                                    -----------                -----------
    Total benefits and expenses       6,909,517                  7,742,868

Earnings before income taxes            509,974                    404,723
Income tax expense                     (117,294)                  (113,493)
                                    -----------                 ----------
  Net earnings                      $   392,680                 $  291,230
                                    ===========                 ==========
  Earnings per share                      $0.10                      $0.08
                                          =====                      =====
Weighted average outstanding
  common shares                       4,030,707                  3,839,648

See accompanying notes to consolidated financial statements.


                           SECURITY NATIONAL FINANCIAL CORPORATION
                                      AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS



                                             March 31, 1997      December 31,
                                               (Unaudited)          1996
Assets:                                      ---------------     ------------
Investments:
Fixed maturity securities
  held to maturity, at amortized cost          $47,024,952       $47,934,684
Equity securities available for sale,
  at market                                      3,905,839         4,133,105
Mortgage loans on real estate                    8,269,966         9,809,379
Real estate, net of accumulated
  depreciation                                   7,726,486         7,808,255
Policy loans                                     2,993,995         3,021,155
Other loans                                        183,518           218,437
Short-term investments                           3,831,872         2,258,283
    Total insurance related investments         73,936,628        75,183,298
Restricted assets of cemeteries
  and mortuaries                                 3,538,136         3,454,622
Cash                                             7,513,158         3,301,084
Receivables:
  Trade contracts                                4,484,690         4,514,010
  Mortgage loans sold to investors               9,363,641        13,455,123
  Receivable from agents                           752,570           670,439
  Other                                            295,047           292,680
    Total receivables                           14,895,948        18,932,252
  Allowance for doubtful accounts               (1,762,999)       (1,862,599)
  Net receivables                               13,132,949        17,069,653
Land and improvements held for sale              8,468,736         8,456,302
Accrued investment income                        1,049,627         1,040,242
Deferred policy acquisition costs                4,221,075         4,277,560
Property, plant and equipment, net               6,471,220         6,513,980
Cost of insurance acquired                       3,683,867         3,748,654
Excess of cost over net assets
  of acquired subsidiaries                       1,371,635         1,370,708
Other                                              277,059           293,400
                                              ------------      ------------
    Total Assets                              $123,664,091      $124,709,503

See accompanying notes to consolidated financial statements.


                        SECURITY NATIONAL FINANCIAL CORPORATION
                                   AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS (Continued)



                                       March 31, 1997        December 31,
                                         (Unaudited)             1996
                                        --------------      ---------------
Liabilities:
Future life, annuity, and other
   policy benefits                       $ 77,097,955         $ 76,962,062
Line of credit for financing
  of mortgage loans                         1,211,890
Bank loans payable                          6,526,376            6,768,119
Notes and contracts payable                 4,431,652            4,509,921
Estimated future costs of
  pre-need sales                            5,873,307            5,874,387
Payable to endowment care fund                153,880               70,617
Accounts payable                            1,152,458            1,199,920
Other liabilities and accrued expenses      1,869,437            1,902,046
Income taxes                                2,858,255            2,742,513
                                          -----------         ------------
    Total liabilities                      99,963,320          101,241,475

Stockholders' Equity:
  Common stock:
    Class A: $2 par value, authorized
      10,000,000 shares, issued 4,110,709
      shares in 1997 and 1996               8,221,418            8,221,418
    Class C: $0.20 par value, authorized
      7,500,000 shares, issued 4,967,072
      shares in 1997 and 1996                 993,413              993,413
  Total common stock                        9,214,831            9,214,831
  Additional paid-in capital                8,675,386            8,675,386
  Unrealized appreciation of
    investments                                99,978              259,915
                                           ----------           ----------
  Retained earnings                         7,511,208            7,118,528

  Treasury stock at cost (631,576 Class
    A shares and 53,540 Class C shares
    in 1997 and 1996, held by
    affiliated companies)                  (1,800,632)          (1,800,632)
  Total Stockholders' Equity               23,700,771           23,468,028
                                         ------------         ------------
  Total Liabilities and Stockholders'
      Equity                             $123,664,091         $124,709,503
                                         ============         ============

See accompanying notes to consolidated financial statements.


                          SECURITY NATIONAL FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Three Months Ended March 31,
                                               1997                   1996
                                            (Unaudited)           (Unaudited)
                                           ------------           ----------
Cash flows from operating activities:
  Net earnings                             $   392,680          $   291,230
  Adjustments to reconcile net earnings
    to net cash (used in) provided by
      operating activities:
    Realized gains on investments and
       other assets                            (36,027)              (5,898)
    Depreciation                               184,914              494,490
    Provision for losses on accounts
      and loans receivable                        --                 26,968
    Amortization of goodwill, premiums,
      and discounts                            (12,343)              18,150
    Income taxes                               115,743              113,322
    Policy acquisition costs deferred         (193,555)            (250,570)
    Policy acquisition costs amortized         250,040              334,267
    Cost of insurance acquired amortized        64,787              207,443
  Change in assets and liabilities net of
    effects from purchases and disposals of
      subsidiaries:
    Land and improvements held for sale        (12,434)            (171,229)
    Future life and other benefits             521,370              376,649
    Receivables for mortgage loans sold      4,091,482            3,350,961
    Other operating assets and liabilities    (145,711)            (118,331)
                                            ----------           ----------
      Net cash provided by operating
        activities                           5,220,946            4,667,452

Cash flows from investing activities:
  Securities held to maturity:
    Calls and maturities - fixed
       maturity securities                   1,024,503              876,517
  Securities available for sale:
    Purchases - equity securities                --                 (5,981)
  Purchases of short-term investments       (1,573,589)          (2,227,307)
  Sales of short-term investments                --              1,219,815
  Purchases of restricted assets               (83,514)             (76,433)
  Mortgage, policy, and other loans made      (263,248)            (155,330)
  Payments received for mortgage, policy,
    and other loans                          1,864,740              242,102
  Purchases of property, plant, and
     equipment                                 (60,385)            (393,276)
  Purchases of real estate                       --                (54,699)
      Net cash provided by (used in)
      investing activities                     908,507             (574,592)


                         SECURITY NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                              Three Months Ended March 31,
                                               1997                 1996
                                            (Unaudited)          (Unaudited)
                                            ----------            ---------
Cash flows from financing activities:
  Annuity receipts                            580,740              786,349
  Annuity withdrawals                        (966,217)            (932,764)
  Repayment of bank loans and
    notes and contracts payable              (320,012)            (355,829)
  Net change in line of credit for
    financing of mortgage loans            (1,211,890)          (9,301,928)
  Net cash used in financing activities    (1,917,379)          (9,804,172)
Net change in cash                          4,212,074           (5,711,312)
                                         ------------          -----------
Cash at beginning of period                 3,301,084            7,710,155
                                         ------------          ------------
Cash at end of period                    $  7,513,158          $ 1,998,843
                                         ============          ===========

See accompanying notes to consolidated financial statements.

  SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
                   March 31, 1997 and 1996
                         (Unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K (file number 0-9341). Reclassification to certain 1996 balances have been made to conform with the 1997 presentation.

            MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------
Overview
---------
The Company's operations over the last three years generally reflect three trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies, annuities, and limited pay accident policies; (ii) emphasis on high margin cemetery and mortuary business; and (iii) capitalizing on the strong economy in the intermountain west by originating and refinancing mortgage loans.

First Quarter 1997 Compared to First Quarter 1996
--------------------------------------------------
Total revenues decreased by $728,000, or 9.0%, to $7,420,000 for the three months ended March 31, 1997, from $8,148,000 for the three months ended March 31, 1996. Contributing to this reduction in total revenues was a $54,000 decrease in premiums and other considerations, a $150,000 decrease in net investment income, and an $893,000 decrease in mortgage fee income. These decreases were partially offset by a $359,000 increase in net mortuary and cemetery sales.

Insurance premiums and other considerations decreased by $54,000, or 3.5%, to $1,473,000 for the three months ended March 31, 1997, from $1,527,000 for the comparable period in 1996. This decrease was primarily due to a decrease in policies in force.

Net investment income decreased by $150,000, or 7.8%, to $1,773,000 for the three months ended March 31, 1997, from $1,923,000 for the comparable period in 1996. This decrease was attributable to the Company maintaining larger cash and short term investment balances and warehousing fewer mortgage loans during the first quarter of 1997.

Net mortuary and cemetery sales increased by $359,000, or 16.8%, to $2,500,000 for the three months ended March 31, 1997, from $2,141,000 for the comparable period in 1996. This increase was primarily related to additional preneed sales from the opening of Singing Hills Memorial Park Cemetery in San Diego, California during the third quarter of 1996. Preneed sales of cemetery and mortuary products also increased at the Company's other cemeteries and mortuaries.

Mortgage fee income decreased by $893,000, or 35.5%, to $1,626,000 for the three months ended March 31, 1997, from $2,519,000 for the comparable period in 1996. This decrease was primarily attributable to fewer loan originations during the first quarter of 1997 as a result of higher interest rates during that period. Although the Company experienced more loan refinancing activity during 1996, it increased its volume in the home purchase financing market during the first quarter of 1997, which has a higher profit margin. The demand for housing in the intermountain area remains strong.

Total benefits and expenses were $6,910,000, or 93.1% of total revenues for the three months ended March 31, 1997, as compared to $7,743,000, or 95.0% of total revenues for the three months ended March 31, 1996. Death benefits, surrenders and other policy benefits and increase in future policy benefits decreased by $220,000, or 12.5%, to $1,538,000 for the three months ended March 31, 1997, from $1,758,000 for the comparable period in 1996. This decrease was primarily the result of a decrease in annuity interest expense due to fewer annuity policies in force, fewer health benefits incurred and lower reserve increases in life products.

Amortization of deferred policy acquisition costs decreased by $19,000, or 5.7%, to $315,000, for the three months ended March 31, 1997, from $334,000 for the comparable period in 1996. This decrease was expected since policies in force are essentially the same as a year ago.

General and administrative expenses decreased by $610,000, or 13.1%, to $4,048,000 for the three months ended March 31, 1997, from $4,658,000 for the comparable period in 1996. This reduction in general and administrative expenses primarily resulted from a decrease in commissions and other expenses due to fewer mortgage loan originations made by the Company's mortgage subsidiary.

Interest expense decreased by $127,000, or 31.4%, to $278,000 for the three months ended March 31, 1997, from $405,000 for the comparable period in 1996. This decrease was primarily due to fewer mortgage loan originations by the Company's mortgage subsidiary.

Cost of goods and services sold of the mortuaries and cemeteries increased by $143,000, or 24.3%, to $732,000 for the three months ended March 31, 1997, from $589,000 for the comparable period in 1996. This increase was consistent with the increase in net mortuary and cemetery sales.

Liquidity and Capital Resources
-------------------------------
The Company's life insurance subsidiary and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the maturity of held-to-maturity investments, or sale of other investments. The mortgage subsidiary realizes cash flow from fees generated by originating and refinancing mortgage loans and interest earned on mortgages sold to investors. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities which generally are long-term and adequate to pay current policyholder claims, annuity payments, expenses on the issuance of new policies, the maintenance of existing policies, debt service, and to meet operating expenses.

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

The Company's investment policy is to invest predominately in fixed maturity securities and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiary. Bonds owned by the insurance subsidiary amounted to $47,019,000, at amortized cost as of March 31, 1997 compared to $47,906,000 at amortized cost as of December 31, 1996. This represents 60% of the total insurance related investments in 1996 as compared to 63% in 1996. Generally all bonds owned by the life insurance subsidiary are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At March 31, 1997 $1,877,596 or 4.0% and at December 31, 1996 $1,994,000 or 4.2% of the Company's total investment in bonds were invested in bonds in rating categories three through six which are considered non-investment grade.

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

The Company's capitalization of stockholders' equity and long term debt was $34,659,000 for the three months ended March 31, 1997 as compared to $34,278,000 for the three months ended March 31, 1996. Stockholders' equity as a percent of capitalization increased to 68.4% for the three months ended March 31, 1997 from 64.1% for the three months ended March 31, 1996 and as a percent of assets increased to 19.2% from 17.1%.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance for 1996 was 12% as compared to a rate of 10.5% for 1995. The 1997 lapse rate is approximately the same as 1996.

In February 1997, the Company purchased all of the outstanding shares of common stock of Crystal Rose Funeral Home, Inc., an Arizona based mortuary, for a total consideration of $547,000. The purchase price included a note to the former owner in the amount of $297,000.

At March 31, 1997, $9,969,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's insurance subsidiary. The life insurance subsidiary cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.


Part II  Other Information:

Item 1.   Legal Proceedings
          NONE

Item 2.   Changes in Securities
          NONE

Item 3.   Defaults Upon Senior Securities
          NONE

Item 4.   Submission of Matters to a Vote of Security Holders
          NONE

Item 5.   Other Information
          NONE

Item 6.   Exhibits and Reports on Form 8-K
          NONE

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


                         REGISTRANT
           SECURITY NATIONAL FINANCIAL CORPORATION
                         Registrant



DATED: May 13, 1997      By:   George R. Quist,
       ------------            ----------------
                               Chairman of the Board,
                               President and Chief Executive
                               Officer (Principal Executive
                               Officer)


DATED: May 13, 1997      By:   Scott M. Quist
       ------------            ---------------
                               First Vice President, General
                               Counsel and Treasurer
                               (Principal Financial and
                               Accounting Officer)


