Form 10-Q
period 1997-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 1997-08-14
CIK 318673

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.

                          FORM 10Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997          Commission File Number: 0-9341


          SECURITY NATIONAL  FINANCIAL CORPORATION
                  Exact Name of Registrant.


           UTAH                              87-0345941
---------------------------------        -----------------
(State or other jurisdiction             IRS Identification Number
of incorporation or organization)

5300 South 360 West, Salt Lake City, Utah        84123
------------------------------------------    ----------
(Address of principal executive offices)      (Zip Code)



Registrant's telephone number,
   including Area Code                       (801) 264-1060
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


Class A Common Stock, $2.00 par value         3,468,258
--------------------------------------    -----------------
      Title of Class                      Number of Shares
                                          Outstanding as of
                                          June 30, 1997

Class C Common Stock, $.20 par value          4,912,485
--------------------------------------    ------------------
      Title of Class                      Number of Shares
                                          Outstanding as of
                                          June 30, 1997

 SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                          FORM 10Q

                 QUARTER ENDED JUNE 30, 1997

                      TABLE OF CONTENTS


               PART I - FINANCIAL INFORMATION


                                                       Page No.
                                                       --------

Item 1. Financial Statements

      Consolidated Statements of Earnings - Six
      months ended June 30, 1997 and 1996, and
      three months ended June 30, 1997 and 1996. . . . . . 3

      Consolidated Balance Sheets - June 30,
      1997 and December 31, 1996 . . . . . . . . . . . . 4-5

      Consolidated Statements of Cash Flows -
      Six months ended June 30, 1997 and
      June 30, 1996. . . . . . . . . . . . . . . . . . . 6-7

      Notes to Consolidated Financial
      Statements . . . . . . . . . . . . . . . . . . . . . 8


Item 2 Management's Discussion and Analysis. . . . . . .8-12

                 PART II - OTHER INFORMATION

      Other Information. . . . . . . . . . . . . . . . . .13

      Signature Page . . . . . . . . . . . . . . . . . . .14



                SECURITY NATIONAL FINANCIAL CORPORATION
                           AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS



                    Six Months Ended June 30,      Three Months Ended June 30,
                   1997                 1996        1997                1996
                (Unaudited)          (Unaudited)  (Unaudited)      (Unaudited)
                ----------           ----------   ----------       ----------
REVENUE:
Insurance premiums
  and other
  considerations  $ 2,983,294        $ 2,972,085   $1,510,671     $1,445,455
Net investment
  income            3,466,068          3,865,189    1,692,641      1,942,126
Net mortuary and
  cemetery sales    4,772,676          4,294,942    2,272,313      2,153,830
Realized gains on
  investments and
   other assets       269,575            (26,024)     233,548        (31,922)
Mortgage fee income 2,887,947          4,481,704    1,261,828      1,962,344
Other                  22,210             42,957       11,278         11,429
                  -----------        -----------   ----------     ----------
  Total Revenue   $14,401,770        $15,630,853   $6,982,279     $7,483,262


BENEFITS AND EXPENSES:
Death benefits      1,211,108         1,022,159       682,684        524,800
Surrenders and other
  policy benefits     774,609           808,220       508,155        492,756
Increase in future
  policy benefits   1,298,064         1,446,469       555,612         501,508
Amortization of
  deferred policy
  acquisition costs
  and cost of insurance
  acquired            639,355           645,122       324,527         310,855
General and
  administrative
  expenses:
  Commissions       2,397,780          3,005,000    1,127,487       1,420,000
  Salaries          2,435,367          2,402,790    1,169,323       1,319,971
  Other             2,949,368          3,673,707    1,437,731       1,683,929
Interest expense      537,851            763,632      260,329         359,148
Cost of goods and
  services sold
  of the mortuaries
  and cemeteries    1,451,098          1,200,305      719,236         611,569
                   ----------        -----------   ----------      ----------
    Total benefits
    and expenses   13,694,600         14,967,404    6,785,084       7,224,536
                  -----------        -----------   ----------      ----------
Earnings before
  income taxes        707,170            663,449      197,195         258,726
Income tax expense   (165,112)          (186,045)     (47,818)        (72,552)
                  -----------        -----------  -----------      ----------
  Net earnings    $   542,058        $   477,404  $   149,377      $  186,174
                  ===========        ===========  ===========      ==========
  Earnings per
    share               $0.13              $0.13        $0.04           $0.05
                        =====              =====        =====           =====
Weighted average
  outstanding
  common shares     4,024,952          3,816,832    4,019,197       3,816,832
                 ============        ===========   ==========      ==========

See accompanying notes to consolidated financial statements.


                         SECURITY NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS



                                     June 30, 1997               December 31,
                                       (Unaudited)                  1996
                                     --------------              ------------
Assets:
Investments:
Fixed maturity securities
  held to maturity, at amortized
  cost                                  $47,041,539             $47,934,684
Equity securities available for sale,
  at market                               3,960,205               4,133,105
Mortgage loans on real estate             8,063,808               9,809,379
Real estate, net of accumulated
  depreciation                            7,708,748               7,808,255
Policy loans                              2,841,928               3,021,155
Other loans                                 146,273                 218,437
Short-term investments                    4,802,407               2,258,283
                                        -----------             -----------
    Total insurance related
       investments                       74,564,908              75,183,298
Restricted assets of cemeteries
  and mortuaries                          3,696,552               3,454,622
Cash                                      8,618,578               3,301,084
Receivables:
  Trade contracts                         4,352,740               4,514,010
  Mortgage loans sold to investors        7,006,540              13,455,123
  Receivable from agents                    762,686                 670,439
  Other                                     330,358                 292,680
                                        -----------             -----------
    Total receivables                    12,452,324              18,932,252
  Allowance for doubtful accounts        (1,703,023)             (1,862,599)
                                        -----------             -----------
  Net receivables                        10,749,301              17,069,653
Land and improvements held for sale       8,489,074               8,456,302
Accrued investment income                 1,042,710               1,040,242
Deferred policy acquisition costs         4,267,827               4,277,560
Property, plant and equipment, net        6,425,185               6,513,980
Cost of insurance acquired                3,619,079               3,748,654
Excess of cost over net assets
  of acquired subsidiaries                1,352,188               1,370,708
Other                                       463,419                 293,400
                                        -----------            ------------
    Total Assets                        $123,288,821           $124,709,503
                                        ============           ============


See accompanying notes to consolidated financial statements.


                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)



                                     June 30, 1997            December 31,
                                      (Unaudited)                 1996
                                     -------------            ------------
Liabilities:
Future life, annuity, and other
  policy benefits                      $77,178,617             $76,962,062
Line of credit for financing
  of mortgage loans                         --                   1,211,890
Bank loans payable                       6,285,357               6,768,119
Notes and contracts payable              3,629,934               4,509,921
Estimated future costs of
   pre-need sales                        5,963,095               5,874,387
Payable to endowment care fund             137,396                  70,617
Accounts payable                         1,265,604               1,199,920
Other liabilities and accrued
   expenses                              2,034,937               1,902,046
Income taxes                             2,906,073               2,742,513
                                       -----------            ------------
    Total Liabilities                   99,401,013             101,241,475

Stockholders' Equity:
  Common stock:
    Class A: $2 par value, authorized
      10,000,000 shares, issued 4,108,922
      shares in 1997 and 4,110,709 shares
      in 1996                            8,217,844               8,221,418
    Class C: $0.20 par value, authorized
      7,500,000 shares, issued 4,966,025
      shares in 1997 and 4,967,072 shares
      in 1996                              993,203                 993,413
                                        ----------              ----------
  Total common stock                     9,211,047               9,214,831
  Additional paid-in capital             8,675,386               8,675,386
  Unrealized appreciation of
    investments                            176,585                 259,915
  Retained earnings                      7,664,370               7,118,528
  Treasury stock at cost (640,664 Class
    A shares and 53,540 Class C shares
    in 1997; 631,576 Class A shares and
    53,540 Class C shares in 1996, held
    by affiliated companies)            (1,839,580)             (1,800,632)
                                      ------------            ------------
  Total Stockholders' Equity            23,887,808              23,468,028
                                      ------------            ------------
  Total Liabilities and
     Stockholders' Equity             $123,288,821            $124,709,503
                                      ============            ============

See accompanying notes to consolidated financial statements.


                          SECURITY NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Six Months Ended June 30,
                                               1997                 1996
                                           (Unaudited)          (Unaudited)
                                           ----------           ----------
Cash flows from operating activities:
  Net earnings                              $542,058             $477,404
  Adjustments to reconcile net earnings
      to net cash provided by operating
       activities:
    Realized gains on investments and
      other assets                          (269,575)              20,226
    Depreciation                             380,216              717,017
    Provision for losses on accounts
      and loans receivable                  (159,575)            (211,340)
    Amortization of goodwill, premiums,
      and discounts                           (1,953)               3,364
    Income taxes                             163,560              185,874
    Policy acquisition costs deferred       (500,047)            (399,394)
    Policy acquisition costs amortized       509,780              521,691
    Cost of insurance acquired amortized     129,575              123,413
  Change in assets and liabilities net of
      effects from purchases and disposals
      of subsidiaries:
    Land and improvements held for sale      (32,772)            (473,816)
    Future life and other benefits           943,023            1,435,139
    Receivables for mortgage loans sold    6,448,583           10,936,467
    Other operating assets and liabilities   212,919              100,347
                                         -----------          -----------
      Net cash provided by operating
       activities                          8,365,792           13,436,392

Cash flows from investing activities:
  Securities held to maturity:
    Purchase of fixed maturity
      securities                          (3,157,492)            (300,752)
    Calls and maturities - fixed
     maturity securities                   4,098,016            3,426,352
  Securities available for sale:
    Purchases - equity securities           (166,695)              (5,980)
    Proceeds from sale of equity
      securities                             498,934              101,570
  Purchases of short-term investments     (3,192,862)          (5,176,198)
  Sales of short-term investments            648,738            2,037,928
  Purchases of restricted assets            (241,930)            (157,462)
  Mortgage, policy, and other loans made    (362,837)          (2,161,220)
  Payments received for mortgage, policy,
    and other loans                        2,359,799              657,634
  Purchases of property, plant, and
     equipment                              (146,046)            (547,921)
  Purchases of real estate                  (45,868)             (87,949)
                                         ----------         ------------
      Net cash provided by (used in)
      investing activities                  291,757           (2,213,998)


                      SECURITY NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                           Six Months Ended June 30,
                                          1997                 1996
                                      (Unaudited)          (Unaudited)
                                      -----------          ----------
Cash flows from financing activities:
  Annuity receipts                     1,322,402            1,551,084
  Annuity withdrawals                 (2,048,870)          (2,461,412)
  Repayment of bank loans and
    notes and contracts payable       (1,362,749)            (686,177)
  Proceeds from borrowings on bank
    loans and notes and contracts
      payable                             -0-                  42,489
  Purchase of Treasury Stock             (38,948)               -0-
  Net decrease in line of credit for
    financing of mortgage loans       (1,211,890)         (11,300,360)
                                    ------------        -------------
    Net cash used in financing
      activities                      (3,340,055)         (12,854,376)
                                    ------------        -------------
    Net change in cash                 5,317,494           (1,631,982)
Cash at beginning of period            3,301,084            7,710,155
                                    ------------        -------------

Cash at end of period               $  8,618,578        $   6,078,173
                                    ============        =============

       SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
                   June 30, 1997 and 1996
                         (Unaudited)


1.  Basis of Presentation
    ---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K (file number 0-9341). Reclassification to certain 1996 balances have been made to conform with the 1997 presentation.

            MANAGEMENT'S DISCUSSION AND ANALYSIS
                    Results of Operations

Overview

The Company's operations over the last several years generally reflect three trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies, annuities, and limited pay accident policies; (ii) emphasis on high margin cemetery and mortuary business; and (iii) capitalizing on the strong economy in the intermountain west by originating and refinancing mortgage loans.

Three Months Ended June 30, 1997 as Compared to Three Months
Ended June 30, 1996

Total revenues decreased by $501,000, or 6.7%, to $6,982,000 for the three months ended June 30, 1997, from $7,483,000 for the three months ended June 30, 1996. Contributing to this reduction in total revenues was a $249,000 decrease in net investment income and a $700,000 decrease in mortgage fee income. These decreases were partially offset by a $118,000 increase in net mortuary and cemetery sales, a $66,000 increase in insurance premiums and other considerations and a $266,000 increase in realized gains on investments.

Insurance premiums and other considerations increased by $66,000, or 4.6%, to $1,511,000 for the three months ended
June 30, 1997, from $1,445,000 for the comparable period in 1996. This increase was primarily due to an increase in policies in force.

Net investment income decreased by $249,000, or 12.8%, to $1,693,000 for the three months ended June 30, 1997, from $1,942,000 for the comparable period in 1996. This reduction was attributable to the Company maintaining larger cash and short term investment balances and warehousing fewer mortgage loans during the second quarter of 1997.

Net mortuary and cemetery sales increased by $118,000, or 5.5%, to $2,272,000 for the three months ended June 30, 1997, from $2,154,000 for the comparable period in 1996. This increase was primarily related to additional preneed sales from the opening of Singing Hills Memorial Park Cemetery in San Diego, California during the third quarter of 1996. Preneed sales of cemetery and mortuary products also increased at the Company's other cemeteries and mortuaries.

Mortgage fee income decreased by $700,000, or 35.7%, to $1,262,000 for the three months ended June 30, 1997, from $1,962,000 for the comparable period in 1996. This reduction was primarily attributable to fewer loan originations during the second quarter of 1997 as a result of higher interest rates during that period. Although the Company experienced more loan refinancing activity during 1996, it increased its volume in the home purchase financing market during the second quarter of 1997, which has a higher profit margin. The demand for housing in the intermountain area remains strong.

Realized gains on investments increased by $266,000 to $234,000 for the three months ended June 30, 1997 from a loss of $32,000 for the comparable period in 1996. This increase was the result of the sale of investments in securities during the second quarter of 1997.

Total benefits and expenses were $6,785,000, or 97.2% of total revenues for the three months ended June 30, 1997, as compared to $7,225,000, or 96.6% of total revenues for the three months ended June 30, 1996.

Death benefits, surrenders and other policy benefits and increase in future policy benefits increased by $227,000, or 14.9%, to $1,746,000 for the three months ended June 30, 1997, from $1,519,000 for the comparable period in 1996. This increase was primarily the result of an increase in death claims and health benefits paid.

Amortization of deferred policy acquisition costs increased by $14,000, or 4.5%, to $325,000, for the three months ended June
30, 1997, from $311,000 for the comparable period in 1996.
This increase was expected since policies in force have increased from one year ago.

General and administrative expenses decreased by $689,000, or 15.6%, to $3,735,000 for the three months ended June 30, 1997, from $4,424,000 for the comparable period in 1996. This reduction in general and administrative expenses primarily resulted from a decrease in commissions and other expenses due to fewer mortgage loan originations having been made by the Company's mortgage subsidiary.

Interest expense decreased by $99,000, or 27.6%, to $260,000 for the three months ended June 30, 1997, from $359,000 for the comparable period in 1996. This decrease was primarily due to fewer mortgage loan originations by the Company's mortgage subsidiary.

Cost of goods and services sold of the mortuaries and cemeteries increased by $107,000, or 17.5%, to $719,000 for the three months ended June 30, 1997, from $612,000 for the comparable period in 1996. This increase was consistent with the increase in net mortuary and cemetery sales.

Six Months Ended June 30, 1997 as Compared to Six Months Ended
June 30, 1996

Total revenues decreased by $1,229,000, or 7.9%, to $14,402,000 for the six months ended June 30, 1997, from $15,631,000 for the six months ended June 30, 1996. Contributing to this reduction in total revenues was a $399,000 decrease in net investment income and a $1,594,000 decrease in mortgage fee income. These decreases were partially offset by a $478,000 increase in net mortuary and cemetery sales, and a $296,000 increase in realized gains in investments.

Net investment income decreased by $399,000, or 10.3%, to $3,466,000 for the six months ended June 30, 1997, from $3,865,000 for the comparable period in 1996. This decrease was attributable to the Company maintaining larger cash and short term investment balances and warehousing fewer mortgage loans during the first six months of 1997.

Net mortuary and cemetery sales increased by $478,000, or 11.1%, to $4,773,000 for the six months ended June 30, 1997, from $4,295,000 for the comparable period in 1996. This increase was primarily related to additional preneed sales from the opening of Singing Hills Memorial Park Cemetery in San Diego, California during the third quarter of 1996. Preneed sales of cemetery and mortuary products also increased at the Company's other cemeteries and mortuaries.

Mortgage fee income decreased by $1,594,000, or 35.6%, to $2,888,000 for the six months ended June 30, 1997, from $4,482,000 for the comparable period in 1996. This reduction was primarily attributable to fewer loan originations during the first six months of 1997 as a result of higher interest rates during that period. Although the Company experienced more loan refinancing activity during 1996, it increased its volume in the home purchase financing market during the first six months of 1997, which has a higher profit margin. The demand for housing in the intermountain area remains strong.

Realized gains on investments increased by $296,000 to $270,000 for the three months ended June 30, 1997 from a loss of $26,000 for the comparable period in 1996. This increase was the result of the sale of investments in securities during the second quarter of 1997.

Total benefits and expenses were $13,695,000, or 95.1% of total revenues for the six months ended June 30, 1997, as compared to $14,967,000, or 95.8% of total revenues for the six months ended June 30, 1996.

Death benefits, surrenders and other policy benefits and increase in future policy benefits increased by $7,000, or
 .2%, to $3,284,000 for the six months ended June 30, 1997, from $3,277,000 for the comparable period in 1996. This slight increase was primarily the result of a decrease in annuity interest expense due to fewer annuity policies in force.

Amortization of deferred policy acquisition costs decreased by $6,000, or .9%, to $639,000, for the six months ended June 30, 1997, from $645,000 for the comparable period in 1996. This decrease was expected since policies in force are essentially the same as a year ago.

General and administrative expenses decreased by $1,299,000, or 14.3%, to $7,783,000 for the six months ended June 30, 1997, from $9,082,000 for the comparable period in 1996. This reduction in general and administrative expenses primarily resulted from a decrease in commissions and other expenses due to fewer mortgage loan originations having been made by the Company's mortgage subsidiary.

Interest expense decreased by $226,000, or 29.6%, to $538,000 for the six months ended June 30, 1997, from $764,000 for the comparable period in 1996. This decrease was primarily due to fewer mortgage loan originations by the Company's mortgage subsidiary.

Cost of goods and services sold of the mortuaries and cemeteries increased by $251,000, or 20.9%, to $1,451,000 for the six months ended June 30, 1997, from $1,200,000 for the comparable period in 1996. This increase was consistent with the increase in net mortuary and cemetery sales.

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

The Company's investment policy is to invest predominately in fixed maturity securities and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiary. Bonds owned by the insurance subsidiary amounted to $47,036,000, at amortized cost as of June 30, 1997 compared to $47,906,000 at amortized cost as of December 31, 1996. This represents 58% of the total insurance related investments in 1997 as compared to 63% in 1996. Generally all bonds owned by the life insurance subsidiary are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At June 30, 1997, 4.0% ($1,950,000) and at December
31, 1996, 4.1% ($1,994,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six which are considered non-investment grade.

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

The Company's capitalization of stockholders' equity and long term debt was $33,803,000 for the six months ended June 30, 1997 as compared to $34,352,000 for the six months ended June 30, 1996. Stockholders' equity as a percent of capitalization increased to 70.7% for the six months ended June 30, 1997 from 65.0% for the six months ended June 30, 1996 and as a percent of assets increased to 19.4% from 17.5%, respectively.

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

At June 30, 1997, $9,864,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's insurance subsidiary. The life insurance subsidiary cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.


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

Exhibit

  Table No       Document
  --------      ---------
(a)(3)  Exhibits:

                 EX-27


                         SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         REGISTRANT
           SECURITY NATIONAL FINANCIAL CORPORATION
                         Registrant



DATED: August 14, 1997        By:   George R. Quist,
       ---------------              ---------------
                                    Chairman of the Board,
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive
                                    Officer)


DATED: August 14, 1997        By:   Scott M. Quist
       ---------------              --------------
                                    First Vice President,
                                    General Counsel and
                                    Treasurer (Principal
                                    Financial and Accounting
                                    Officer)