Form 10-Q
period 1997-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 1997-11-14
CIK 318673

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.

                          FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997     Commission File Number: 0-9341


          SECURITY NATIONAL  FINANCIAL CORPORATION
                  Exact Name of Registrant.


           UTAH                              87-0345941
-----------------------------            ------------------
(State or other jurisdiction             IRS Identification Number
of incorporation or organization)

5300 South 360 West, Salt Lake City, Utah        84123
------------------------------------------    ----------
(Address of principal executive offices)      (Zip Code)



Registrant's telephone number, including Area Code   (801) 264-1060


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES  XX         NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $2.00 par value         3,480,541
-------------------------------------     ----------------
      Title of Class                      Number of Shares
                                          Outstanding as of
                                          September 30, 1997

Class C Common Stock, $.20 par value          4,910,641
-------------------------------------     -------------------
      Title of Class                      Number of Shares
                                          Outstanding as of
                                          September 30, 1997

   SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                          FORM 10Q

              QUARTER ENDED SEPTEMBER 30, 1997

                      TABLE OF CONTENTS


               PART I - FINANCIAL INFORMATION



Item 1. Financial Statements                      Page No.

      Consolidated Statements of Earnings - Nine months ended September 30, 1997 and 1996, and three months ended September 30, 1997 and 1996 . . . 3

      Consolidated Balance Sheets - September 30,
      1997 and December 31, 1996 . . . . . . . . . . . . 4-5

      Consolidated Statements of Cash Flows -
      Nine months ended September 30, 1997 and 1996. . . 6-7

      Notes to Consolidated Financial
      Statements . . . . . . . . . . . . . . . . . . . . . 8


Item 2 Management's Discussion and Analysis. . . . . . .8-12

                 PART II - OTHER INFORMATION

      Other Information. . . . . . . . . . . . . . . . . .13

      Signature Page . . . . . . . . . . . . . . . . . . .14

                  SECURITY NATIONAL FINANCIAL CORPORATION
                           AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS



                                  Nine Months Ended September 30,
                                    1997                 1996
                                 (Unaudited)          (Unaudited)
                                 -----------          ----------
REVENUE:
Insurance premiums
  and other considerations        $ 4,532,608        $ 4,396,863
Net investment income               5,165,284          5,637,041
Net mortuary and cemetery sales     7,019,648          6,067,639
Realized gains (losses) on
  investments and other assets        254,170            (30,733)
Mortgage fee income                 4,148,672          6,334,488
Other                                  28,182             59,173
                                  -----------        -----------
  Total Revenue                   $21,148,564        $22,464,471


BENEFITS AND EXPENSES:
Death benefits                     $1,704,951        $ 1,429,782
Surrenders and other
  policy benefits                     987,117          1,268,653
Increase in future policy
  benefits                          2,132,961          1,955,188
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                1,033,053            954,116
General and administrative expenses:
  Commissions                       3,462,737          4,394,742
  Salaries                          3,733,669          3,635,914
  Other                             4,293,988          5,143,323
Interest expense                      798,358          1,114,437
Cost of goods and services sold
  of the mortuaries and cemeteries  2,101,222          1,759,660
                                  -----------        -----------
    Total benefits and expenses   $20,248,056        $21,655,815
                                  -----------        -----------

Earnings before income taxes      $   900,508        $   808,656
Income tax expense                   (208,184)          (226,764)
                                  -----------        -----------
  Net earnings                    $   692,324        $   581,892
                                  ===========        ===========

  Earnings per share                    $0.17              $0.15
                                        =====              =====
Weighted average outstanding
  common shares                     4,021,920          3,835,326
                                   ==========         ==========

See accompanying notes to consolidated financial statements.

                   SECURITY NATIONAL FINANCIAL CORPORATION
                            AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS



                                 Three Months Ended September 30,
                                    1997                 1996
                                 (Unaudited)          (Unaudited)
                                 -----------          -----------
REVENUE:
Insurance premiums
  and other considerations        $ 1,549,314        $ 1,424,778
Net investment income               1,699,216          1,771,852
Net mortuary and cemetery sales     2,246,972          1,772,697
Realized gains (losses) on
  investments and other assets        (15,405)            (4,709)
Mortgage fee income                 1,260,725          1,852,784
Other                                   5,972             16,216
                                  -----------        -----------
  Total Revenue                   $ 6,746,794        $ 6,833,618


BENEFITS AND EXPENSES:
Death benefits                     $  493,843        $   407,623
Surrenders and other
  policy benefits                     212,508            460,436
Increase in future policy
  benefits                            834,897            508,719
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                  393,698            308,994
General and administrative expenses:
  Commissions                       1,064,957          1,389,742
  Salaries                          1,298,302          1,233,124
  Other                             1,344,620          1,469,616
Interest expense                      260,507            350,805
Cost of goods and services sold
  of the mortuaries and cemeteries    650,124            559,355
                                  -----------        -----------
    Total benefits and expenses   $ 6,553,456        $ 6,688,414
                                  -----------        -----------

Earnings before income taxes      $   193,338        $   145,204
Income tax expense                    (43,072)           (40,719)
                                  -----------        -----------
  Net earnings                    $   150,266       $    104,485
                                  ===========       ============

  Earnings per share                    $0.04              $0.03
                                        =====              =====

Weighted average outstanding
  common shares                      4,015,855         3,829,213
                                    ==========        ==========

See accompanying notes to consolidated financial statements.

                   SECURITY NATIONAL FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS



                             September 30, 1997             December 31,
                                (Unaudited)                    1996
                             ------------------             ------------
Assets:
Investments:
Fixed maturity securities
  held to maturity,
    at amortized cost           $48,172,792                $47,934,684
Equity securities available
   for sale, at market            4,427,692                  4,133,105
Mortgage loans on real estate     7,888,140                  9,809,379
Real estate, net of
   accumulated depreciation       7,631,446                  7,808,255
Policy loans                      2,819,664                  3,021,155
Other loans                         127,445                    218,437
Short-term investments            4,498,577                  2,258,283
                                -----------                 ----------
    Total insurance
       related investments       75,565,756                 75,183,298
Restricted assets of cemeteries
  and mortuaries                  3,792,636                  3,454,622
Cash                              2,797,141                  3,301,084
Receivables:
  Trade contracts                 4,496,522                  4,514,010
  Mortgage loans sold to
     investors                   12,643,853                 13,455,123
  Receivable from agents            793,399                    670,439
  Other                             317,067                    292,680
                                -----------                -----------
    Total receivables            18,250,841                 18,932,252
  Allowance for doubtful
     accounts                    (1,693,151)                (1,862,599)
                                -----------                -----------
  Net receivables                16,557,690                 17,069,653
Land and improvements held
    for sale                      8,481,609                  8,456,302
Accrued investment income         1,019,801                  1,040,242
Deferred policy acquisition
   costs                          4,179,672                  4,277,560
Property, plant and equipment,
   net                            6,395,654                  6,513,980
Cost of insurance acquired        3,509,364                  3,748,654
Excess of cost over net assets
  of acquired subsidiaries        1,330,106                  1,370,708
Other                               614,283                    293,400
                               ------------               ------------
    Total Assets               $124,243,712               $124,709,503
                               ============               ============

See accompanying notes to consolidated financial statements.


                  SECURITY NATIONAL FINANCIAL CORPORATION
                          AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (Continued)



                               September 30, 1997          December 31,
                                   (Unaudited)                 1996
                               ------------------         --------------
Liabilities:
Future life, annuity, and other
  policy benefits                   $77,517,422             $76,962,062
Line of credit for financing
  of mortgage loans                     -0-                   1,211,890
Bank loans payable                    6,137,731               6,768,119
Notes and contracts payable           3,560,246               4,509,921
Estimated future costs of
   pre-need sales                     6,186,657               5,874,387
Payable to endowment
   care fund                            141,347                  70,617
Accounts payable                      1,255,435               1,199,920
Other liabilities and
   accrued expenses                   1,974,383               1,902,046
Income taxes                          2,949,309               2,742,513
                                    -----------             -----------
    Total Liabilities                99,722,530             101,241,475

Stockholders' Equity:
  Common stock:
    Class A: $2 par value,
      authorized 10,000,000 shares,
      issued 4,109,106 shares in
      1997 and 4,110,709 shares
      in 1996                         8,218,212               8,221,418
    Class C: $0.20 par value,
      authorized 7,500,000 shares,
      issued 4,964,181 shares in
      1997 and 4,967,072 shares
      in 1996                           992,836                 993,413
                                    -----------             -----------
  Total common stock                  9,211,048               9,214,831
  Additional paid-in capital          8,675,386               8,675,386
  Unrealized appreciation of
    investments                         659,693                 259,915
  Retained earnings                   7,814,636               7,118,528
  Treasury stock at cost
    (628,565 Class A shares and
    53,540 Class C shares in 1997;
    631,576 Class A shares and
    53,540 Class C shares in 1996,
    held by affiliated companies)    (1,839,581)             (1,800,632)
                                   ------------            ------------
  Total Stockholders' Equity         24,521,182              23,468,028
                                   ------------            ------------
  Total Liabilities and
    Stockholders' Equity           $124,243,712            $124,709,503
                                   ============            ============

See accompanying notes to consolidated financial statements.


                       SECURITY NATIONAL FINANCIAL CORPORATION
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Nine Months Ended September 30,
                                          1997                 1996
                                       (Unaudited)          (Unaudited)
                                      -----------           ----------
Cash flows from operating activities:
  Net earnings                          $692,324             $581,892
  Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
    Realized (gains) losses on
     investments and other assets       (254,171)              24,574
    Depreciation                         590,517              940,854
    Provision for losses on accounts
      and loans receivable              (169,447)            (298,604)
    Amortization of goodwill, premiums,
      and discounts                        9,396                6,002
    Income taxes                         206,796              226,593
    Policy acquisition costs
      deferred                          (695,875)            (613,967)
    Policy acquisition costs
      amortized                          793,763              762,016
    Cost of insurance acquired
      amortized                          239,290              192,100
  Change in assets and liabilities
      net of effects from purchases
      and disposals of subsidiaries:
    Land and improvements held
      for sale                           (25,307)            (790,897)
    Future life and other benefits     1,875,664            1,574,734
    Receivables for mortgage
      loans sold                         811,270            9,758,847
    Other operating assets
      and liabilities                     80,550            1,287,061
                                     -----------         ------------
      Net cash provided by
        operating activities           4,154,770           13,651,205

Cash flows from investing activities:
  Securities held to maturity:
    Purchase of fixed maturity
      securities                      (6,412,063)          (1,496,514)
    Calls and maturities
      - fixed maturity securities      6,232,281            4,510,053
  Securities available for sale:
    Purchases - equity securities       (169,605)              (9,531)
    Proceeds from sales of equity
      securities                         501,847              161,295
  Purchases of short-term
     investments                      (3,951,926)          (6,283,205)
  Sales of short-term investments      1,711,632            3,327,880
  Purchases of restricted assets        (338,014)            (368,904)
  Mortgage, policy, and other
    loans made                          (362,837)          (3,698,291)
  Payments received for
    mortgage, policy, and other loans  2,576,559            1,034,627
  Purchases of property, plant,
    and equipment                       (249,237)            (752,881)
  Purchases of real estate               (46,145)             (90,515)
                                    ------------          -----------
      Net cash used in
       investing activities             (507,508)          (3,665,986)

                      SECURITY NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                          Nine Months Ended September 30,
                                            1997                 1996
                                         (Unaudited)          (Unaudited)
                                        -----------          -----------

Cash flows from financing activities:
  Annuity receipts                       1,911,600            2,171,786
  Annuity withdrawals                   (3,231,904)          (3,650,348)
  Repayment of bank loans and
    notes and contracts payable         (1,580,063)          (1,064,467)
  Proceeds from borrowings on bank
    loans and notes and
    contracts payable                       -0-                  42,489
  Purchase of treasury stock               (38,948)              -0-
  Net decrease in line of credit for
    financing of mortgage loans         (1,211,890)         (12,262,083)
                                      ------------         ------------
    Net cash used in financing
      activities                        (4,151,205)         (14,762,623)
                                      ------------         ------------
Net change in cash                        (503,943)          (4,777,404)
Cash at beginning of period              3,301,084            7,712,155
                                      ------------         ------------
Cash at end of period                 $  2,797,141         $  2,932,751
                                      ============         ============

See accompanying notes to consolidated financial statements.

  SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
                 September 30, 1997 and 1996
                         (Unaudited)


1.  Basis of Presentation
    ---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K (file number 0-9341). Reclassification to certain 1996 balances have been made to conform with the 1997 presentation.

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

Three Months Ended September 30, 1997 as Compared to Three
Months Ended September 30, 1996

Total revenues decreased by $87,000, or 1.3%, to $6,747,000 for the three months ended September 30, 1997, from $6,834,000 for the three months ended September 30, 1996. Contributing to this reduction in total revenues was a $73,000 decrease in net investment income and a $592,000 decrease in mortgage fee income. These decreases were partially offset by a $125,000 increase in insurance premiums and other considerations, and a $474,000 increase in net mortuary and cemetery sales.

Insurance premiums and other considerations increased by $125,000, or 8.7% to $1,549,000 for the three months ended September 30, 1997, from $1,425,000 for the comparable period in 1996. This increase was primarily due to an increase in policies in force from new business.

Net investment income decreased by $73,000, or 4.1%, to $1,699,000 for the three months ended September 30, 1997, from $1,772,000 for the comparable period in 1996. This reduction was attributable to the Company maintaining larger short term investment balances and warehousing fewer mortgage loans during the third quarter of 1997.

Net mortuary and cemetery sales increased by $474,000, or 26.8%, to $2,247,000 for the three months ended September 30, 1997, from $1,773,000 for the comparable period in 1996. This increase was primarily related to additional sales from the opening of Singing Hills Memorial Park Cemetery in San Diego, California during the third quarter of 1996 and from the acquisition of Crystal Rose Funeral Home in February 1997. Sales of cemetery and mortuary products also increased at the Company's other cemeteries and mortuaries.

Mortgage fee income decreased by $592,000, or 32.0%, to $1,261,000 for the three months ended September 30, 1997, from $1,853,000 for the comparable period in 1996. This reduction was primarily attributable to fewer loan originations during the third quarter of 1997 as a result of a general reduction in the total number of mortgage loans made in the Utah market and an increase in the number of competitors in the market place.

Total benefits and expenses were $6,553,000, or 97.1% of total revenues for the three months ended September 30, 1997, as compared to $6,688,000, or 97.9% of total revenues for the three months ended September 30, 1996.

Death benefits, surrenders and other policy benefits and increase in future policy benefits increased by $164,000, or 12.0%, to $1,541,000 for the three months ended September 30, 1997, from $1,377,000 for the comparable period in 1996. This increase was primarily the result of an increase in death claims and reserve increases due to more policies in force during the third quarter in 1997.

Amortization of deferred policy acquisition costs increased by $85,000, or 27.4%, to $394,000, for the three months ended September 30, 1997, from $309,000 for the comparable period in 1996. This increase was expected since policies in force have increased from one year ago.

General and administrative expenses decreased by $385,000, or 9.4%, to $3,708,000 for the three months ended September 30, 1997, from $4,092,000 for the comparable period in 1996. This reduction in general and administrative expenses primarily resulted from a decrease in commissions and other expenses due to fewer mortgage loan originations having been made by the Company's mortgage subsidiary.

Interest expense decreased by $90,000, or 25.7%, to $261,000 for the three months ended September 30, 1997, from $351,000 for the comparable period in 1996. This decrease was primarily due to fewer mortgage loan originations by the Company's mortgage subsidiary.

Cost of goods and services sold of the mortuaries and cemeteries increased by $91,000, or 16.2%, to $650,000 for the three months ended September 30, 1997, from $559,000 for the comparable period in 1996. This increase was consistent with the increase in net mortuary and cemetery sales.

Nine Months Ended September 30, 1997 as Compared to Nine
Months Ended September 30, 1996

Total revenues decreased by $1,316,000, or 5.9%, to $21,149,000 for the nine months ended September 30, 1997, from $22,464,000 for the nine months ended September 30, 1996. Contributing to this reduction in total revenues was a $472,000 decrease in net investment income and a $2,186,000 decrease in mortgage fee income. These decreases were partially offset by a $952,000 increase in net mortuary and cemetery sales, and a $136,000 increase in insurance premiums and other considerations, and a $285,000 increase in realized gains in investments.

Insurance premiums and other considerations increased by $136,000, or 3.1%, to $4,533,000 for the nine months ended September 30, 1997, from $4,397,000 for the comparable period in 1996. This increase was primarily due to an increase in policies in force.

Net investment income decreased by $472,000, or 8.4%, to $5,165,000 for the nine months ended September 30, 1997, from $5,637,000 for the comparable period in 1996. This decrease was attributable to the Company maintaining larger short term investment balances and warehousing fewer mortgage loans during the first nine months of 1997.

Net mortuary and cemetery sales increased by $952,000, or 15.7%, to $7,020,000 for the nine months ended September 30, 1997, from $6,068,000 for the comparable period in 1996. This increase was primarily related to additional sales from the opening of Singing Hills Memorial Park Cemetery in San Diego, California during the third quarter of 1996 and the acquisition of Crystal Rose Funeral Home in February 1997. Sales of cemetery and mortuary products also increased at the Company's other cemeteries and mortuaries.

Mortgage fee income decreased by $2,186,000, or 34.5%, to $4,149,000 for the nine months ended September 30, 1997, from $6,334,000 for the comparable period in 1996. This reduction was primarily attributable to fewer loan originations during the first nine months of 1997 as a result of a general reduction in 1997 in the total number of mortgage loans in the Utah market and an increase in the number of competitors in the market place.

Realized gains on investments increased by $285,000 to $254,000 for the nine months ended September 30, 1997 from a loss of $31,000 for the comparable period in 1996. This increase was the result of the sale of investments in securities for a net gain.

Total benefits and expenses were $20,248,000, or 95.7% of total revenues for the nine months ended September 30, 1997, as compared to $21,656,000, or 96.4% of total revenues for the nine months ended September 30, 1996.

Death benefits, surrenders and other policy benefits and increase in future policy benefits increased by $171,000, or 3.7%, to $4,825,000 for the nine months ended September 30, 1997, from $4,654,000 for the comparable period in 1996. This increase was primarily the result of an increase in death claims and reserve increases due to more policies in force.

Amortization of deferred policy acquisition costs increased by $79,000 or 8.3%, to $1,033,000, for the nine months ended September 30, 1997, from $954,000 for the comparable period in 1996. This increase was expected since policies in force have increased from one year ago.

General and administrative expenses decreased by $1,684,000, or 12.8%, to $11,490,000 for the nine months ended September 30, 1997, from $13,174,000 for the comparable period in 1996. This reduction in general and administrative expenses primarily resulted from a decrease in commissions and other expenses due to fewer mortgage loan originations having been made by the Company's mortgage subsidiary.

Interest expense decreased by $316,000, or 28.4%, to $798,000 for the nine months ended September 30, 1997, from $1,114,000 for the comparable period in 1996. This decrease was primarily due to fewer mortgage loan originations by the Company's mortgage subsidiary.

Cost of goods and services sold of the mortuaries and cemeteries increased by $342,000, or 19.4%, to $2,101,000 for the nine months ended September 30, 1997, from $1,760,000 for the comparable period in 1996. This increase was consistent with the increase in net mortuary and cemetery sales.

               Liquidity and Capital Resources

The Company's life insurance subsidiary and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the maturity of held-to-maturity investments, or sale of other investments. The mortgage subsidiary realizes cash flow from fees generated by originating and refinancing mortgage loans and interest earned on mortgages sold to investors. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term, and adequate to pay current policyholder claims, annuity payments, expenses on the issuance of new policies, the maintenance of existing policies, debt service, and to meet operating expenses.

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

The Company's investment policy is to invest predominately in fixed maturity securities and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiary. Bonds owned by the insurance subsidiary amounted to $48,191,000 at amortized cost as of September 30, 1997 compared to $47,906,000 at amortized cost as of December 31, 1996. This represents 63% of the total insurance related investments in 1997 as compared to 63% in 1996. Generally, all bonds owned by the life insurance subsidiary are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At September 30, 1997, 4.0% ($1,952,000) and at December 31, 1996, 4.1% ($1,994,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six which are considered non-investment grade.

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

The Company's capitalization of stockholders' equity and long term debt was $34,219,000 for the nine months ended September 30, 1997 as compared to $34,388,000 for the nine months ended September 30, 1996. Stockholders' equity as a percent of capitalization increased to 71.7% for the nine months ended September 30, 1997 from 66.2% for the nine months ended September 30, 1996 and as a percent of assets increased to 19.7% from 18.0%, respectively.

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

At September 30, 1997, $10,644,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's insurance subsidiary.
The life insurance subsidiary cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.


Part II  Other Information:

Item 1.   Legal Proceedings

          NONE

Item 2.   Changes in Securities

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          On September 24, 1997, at the Company's annual meeting of shareholders, the shareholders elected
          George R. Quist, William C. Sargent, Scott M.
          Quist, Charles L. Crittenden, Sherman B. Lowe, H.
          Craig Moody, R.A.F. McCormick and Nathan H.
          Wagstaff to serve as directors of the Company until the next annual meeting of shareholders. The shareholders also ratified the appointment of Ernst
          & Young LLP as the independent accountants for the fiscal year 1997 by a vote of 6,756,263 shares for, 616 shares against, and 22,449 shares abstained.

Item 5.   Other Information

          NONE

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                27   Financial Data Schedule

          (b)   Reports on Form 8-K

                The Company did not file any reports on Form
                8-K for the three months ending September 30, 1997.



                         SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         REGISTRANT
           SECURITY NATIONAL FINANCIAL CORPORATION
                         Registrant



DATED: November 14, 1997      By:   George R. Quist,
                                    Chairman of the Board,
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive
                                    Officer)


DATED: November 14, 1997      By:   Scott M. Quist
                                    First Vice President,
                                    General Counsel and
                                    Treasurer (Principal
                                    Financial and Accounting
                                    Officer)