Form 10-K
period 1997-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 1998-03-31
CIK 318673

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1997, or

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

                                             Yes [X]  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1998 was $13,774,729.

As of March 14, 1998, registrant had issued and outstanding
3,673,261 shares of Class A Common Stock and 5,144,594 shares of Class C Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                               PART I

Item 1.  Business

Security National Financial Corporation (the "Company") operates in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance. These products are marketed in 29 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment of the Company consists of five cemeteries in the state of Utah and one in the state of California and eight mortuaries in the state of Utah and six in the state of Arizona. The Company also engages in pre-need selling of funeral, cemetery and cremation services through its Utah operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction and existing homes and real estate projects.

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

The Company was organized as a holding company in 1979 when
Security National Life became a wholly owned subsidiary of the Company and the former stockholders of Security
National Life became stockholders of the Company.  Security
National Life was formed in 1965 and has grown through the direct sale of life insurance and annuities and through the acquisition of other insurance companies, including the acquisitions of Capital Investors Life Insurance Company in
December 1994 and Civil Service Employees Life Insurance
Company in December 1995.  Memorial Estates, Inc. and
Memorial Mortuary became direct subsidiaries of the Company in the 1979 reorganization when the Company was formed.
These companies were acquired by Security National Life in 1973. The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies, including the acquisitions of Paradise Chapel
Funeral Home, Inc. in 1989, Holladay

Memorial Park, Inc., Cottonwood Mortuary, Inc. and Deseret
Memorial, Inc. in 1991, Sunset Funeral Home in January
1994, Greer-Wilson Funeral Home, Inc. in April 1995 and
Crystal Rose Funeral Home in February 1997. In July 1993, the Company formed Security National Mortgage Company
("Security National Mortgage") to originate and refinance mortgage loans. See Notes to Consolidated Financial
Statements for additional disclosure and discussion regarding segments of the business.

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

A funeral plan is a small face value life insurance policy that generally has a face coverage of up to $5,000. The
Company believes that funeral plans represent a marketing niche that has lower competition since most insurance companies do not offer similar coverages. The purpose of the funeral plan policy is to pay the costs and expenses incurred at the time of a person's death. On a per thousand dollar cost of insurance basis, these policies are more expensive to the policyholder than many types of non-burial insurance due to their low face amount, requiring the fixed cost of the policy to be distributed over a smaller policy size, and due to the simplified underwriting practices resulting in higher mortality costs.

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

In marketing the funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas.
Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 1997:



                      1997          1996        1995        1994       1993
Life
 Insurance
Policy/Cert.
      Count
      as of
      December 31    43,213       42,034      42,711      41,064     32,895
Insurance
      in force
      as of
      December 31
(omitted 000)      $648,906     $546,213    $530,688    $436,600   $310,395
Premiums
      Collected
(omitted 000)      $  5,732     $  5,765    $  5,819    $  5,175   $  5,201


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

                                Age Nearest         Non-Medical
                                  Birthday            Limits
                                    0-40             $75,000
                                   41-50             $75,000
                                   51-up        Exam Required


When underwriting life insurance, the Company will sometimes issue policies with higher premium rates for substandard risks.

In addition to the Company's ordinary life product line, the Company also sells final expense insurance. This insurance is a small face amount, with a maximum issue of $10,000. It is written on a simplified medical application with underwriting requirements being a completed application, a phone inspection on each applicant and a Medical Information Bureau inquiry. There are several underwriting classes in which an applicant can be placed.
If the Company receives conflicting or incomplete underwriting information, an attending physician's statement can be ordered to insure the applicant is placed in the correct underwriting class.

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

Holders of annuities enjoy a significant benefit under the current federal income tax law in that interest accretions that are credited to the annuities do not incur current income tax expense on the part of the contract holder.
Instead, the interest income is tax deferred until such time as it is paid out to the contract holder. In order for the Company to realize a profit on an annuity product, the Company must maintain an interest rate spread between its investment income and the interest rate credited to the annuities. From that spread must be deducted commissions, issuance expenses and general and administrative expenses.
The Company's annuities currently have credited interest rates ranging from 4% to 6 1/2%.

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

The following table summarizes the annuity business for the five years ended December 31, 1997:


                       1997       1996       1995       1994       1993
Annuities            -------     ------     ------     ------     ------
Policy/Cert.
      Count as of
      December 31     7,434      7,049       6,893      5,954      4,605
Deposits Collected
(omitted 000)        $2,521     $2,859      $2,375     $1,927     $1,905

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

      Markets and Distribution

The Company currently markets its diver's policy through water sports magazine advertising and dive shops throughout the world. The Company pays direct commissions ranging from 15% to 30% for new business generated.

The following table summarizes the accident and health business for the five years ended December 31, 1997:


                         1997      1996      1995      1994(1)      1993
                       --------   ------    ------     --------    ------
Accident
  and Health
Policy/Cert.
      Count as of
      December 31      30,250     33,639    37,302     42,910        347
Premiums
      Collected
(omitted 000)         $   430   $    493   $   569    $    15       $ 18



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

The Company's policy is to retain no more than $50,000 of ordinary insurance per insured life. Excess risk is reinsured. The total amount of life insurance in force at December 31, 1997, reinsured by other companies aggregated
$61,629,000, representing approximately 9.5% of the Company's life insurance in force on that date.

The Company currently cedes and assumes certain risks with various authorized unaffiliated reinsurers pursuant to reinsurance treaties which are renewable annually. The premiums paid by the Company are based on a number of factors, primarily including the age of the insured and the risk ceded to the reinsurer.

Investments

The investments that support the Company's life insurance and annuity obligations are determined by the Investment
Committee of the Board of Directors of the various subsidiaries and ratified by the full Board of Directors of the respective subsidiaries. A significant portion of the investments must meet statutory requirements governing the nature and quality of permitted investments by insurance companies. The Company's interest-sensitive type products, primarily annuities and interest-sensitive whole life, compete with other financial products such as bank certificates of deposit, brokerage sponsored money market funds as well as competing life insurance company products.
While it is not the Company's policy to offer the highest yield in this climate, in order to offer what the Company considers to be a competitive yield, it maintains a diversified portfolio consisting of common stocks, preferred stocks, municipal bonds, investment and non-investment grade bonds including high-yield issues, mortgage loans, real estate, short-term and other securities and investments.

See "Management's Discussion and Analysis of Results of
Operations and Financial Condition" and Notes to
Consolidated Financial Statements for additional disclosure and discussion regarding investments.

Cemetery and Mortuary

      Products

The Company has six wholly-owned cemeteries and fourteen wholly-owned mortuaries. The cemeteries are non-denominational. Through its cemetery and mortuary operations, the Company markets a variety of products and services both on a pre-need basis (prior to death) and an at-need basis (at the time of death). The products include grave spaces, interment vaults, mausoleum crypts and niches, markers, caskets, flowers and other related products. The services include professional services of funeral directors, opening and closing of graves, use of chapels and viewing rooms, and use of automobiles and clothing. The Company has a funeral chapel at each of its cemeteries other than Holladay Memorial Park and Singing
Hills Memorial Park and has ten separate stand-alone mortuary facilities. The Company's cemetery and mortuary business increased with the acquisition of Holladay
Memorial Park, Inc., Cottonwood Mortuary, Inc. and Deseret
Memorial, Inc. in September 1991, the acquisition of Sunset
Funeral Home, Inc. in January 1994, and the acquisition of Greer-Wilson Funeral Home, Inc. in April 1995, and the acquisition of Crystal Rose Funeral Home in February 1997.

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

Mortgage Loans

   Products

The Company, through its mortgage subsidiary, Security
National Mortgage, originates and underwrites residential and commercial loans for new construction and existing homes and real estate projects primarily for the greater
Salt Lake City area. The Company is an approved government guaranteed and conventional lender and processes government guaranteed and conventional loans. Most of the loans are sold directly to investors. The Company has available warehouse lines of credit with an affiliated company and an unaffiliated financial institution to fund mortgage loans prior to the purchase by investors.

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

     California Memorial Estates

In February 1995, California Memorial Estates, Inc., a duly organized Utah corporation and wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement and Escrow Instructions with the Carter Family Trust and the
Leonard M. Smith Family Trust to purchase approximately 100 acres of real property located in San Diego County, California (the "Property"). The Company has developed the property by designating approximately 35 acres for a cemetery known as Singing Hills Memorial Park. The Company has obtained approval from the federal government and the California Cemetery Board to operate a cemetery on the Property. The Company has completed development on six acres and is currently selling cemetery lots on a pre-need and at-need basis on the developed acreage.

     Greer-Wilson Funeral Home

In March 1995, the Company purchased 97,800 shares of common stock of Greer-Wilson Funeral Home, Inc. ("Greer-
Wilson"), representing 97.8% of the total issued and outstanding shares of common stock of Greer-Wilson after the issuance of such shares. The Company continues to operate Greer-Wilson, which is located in Phoenix, Arizona, as a funeral home and mortuary.

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

     Crystal Rose Funeral Home

In February 1997, the Company purchased all of the outstanding shares of common stock of Crystal Rose Funeral
Home, Inc. ("Crystal Rose"), an Arizona corporation. In connection with this transaction, the Company also acquired certain real estate and other assets related to the business of Crystal Rose from the sole stockholder of Crystal Rose. The Company continues to operate Crystal
Rose, which is located in Tolleson, Arizona, as a funeral home and mortuary.

Regulation

The Company's insurance subsidiary, Security National Life, is subject to comprehensive regulation in the jurisdictions in which it does business under statutes and regulations administered by state insurance commissioners. Such regulation relates to, among other things, prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents;
nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; and requirements regarding aggregate reserves for life policies and annuity contracts, policy claims, unearned premiums, and other matters. The
Company's insurance subsidiary is subject to this type of regulation in any state in which they are licensed to do business. Such regulation could involve additional costs, restrict operations or delay implementation of the Company's business plans.

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

The Company's cemetery and mortuary subsidiaries are subject to the Federal Trade Commission's comprehensive funeral industry rules and are subject to state regulations in the various states where such operations are domiciled.
The morticians must be licensed by the respective state in which they provide their services. Similarly, the mortuaries are governed by state statutes and city ordinances in both Utah and Arizona. Reports are required to be kept on file on a yearly basis which include financial information concerning the number of spaces sold and, where applicable, funds provided to the Endowment Care
Trust Fund. Licenses are issued annually on the basis of such reports. The cemeteries maintain city or county licenses where they conduct business.

The Company's mortgage loan subsidiary, Security National
Mortgage, is subject to the rules and regulations of the U.S. Department of Housing and Urban Development. These regulations among other things specify the procedures for the origination, the underwriting, the licensing of wholesale brokers, quality review audits and the amounts that can be charged to borrowers for all FHA and VA loans.
Each year the Company must have an audit by an independent
CPA firm to verify compliance under these regulations. In addition to the government regulations, the Company must meet loan requirements of various investors who purchase the loans before the loans can be sold to the investors.

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

The cemetery and mortuary industry is also highly competitive. In the Salt Lake and Phoenix areas in which the Company competes, there are a number of cemeteries and mortuaries which have longer business histories, more established positions in the community and stronger financial positions than the Company. In addition, some of the cemeteries with which the Company must compete for sales are owned by municipalities and, as a result, can offer lower prices than can the Company. The Company bears the cost of a pre-need sales program that is not incurred by those competitors that do not have a pre-need sales force. The Company believes that its products and prices are generally competitive with those in the industry.

The mortgage loan industry is highly competitive with several mortgage companies and banks in the same geographic area in which the Company is operating which have longer business histories and more established positions in the community. The refinancing market is particularly vulnerable to changes in interest rates.

Employees

As of December 31, 1997, the Company employed 155 full-time and 31 part-time employees.

Item 2.  Properties

The following table sets forth the location of the Company's office facilities and certain other information relating to these properties.

                                                          Approximate
                                            Owned            Square
     Location             Function          Leased           Footage
  5300 So. 360 West      Corporate
  Salt Lake City, UT     Headquarters      Owned(1)          33,000

  3636 No. 15th Ave.     District          Owned              3,000
  Phoenix, AZ            Sales Office

  1603 Thirteenth St.    District          Owned(2)           5,000
  Lubbock, TX            Sales Office


  (1) The Company leases an additional 6,449 square feet of the facility to unrelated third parties for approximately $84,000 per year, under leases which expire at various dates after 1997.

  (2) The Company leases an additional 2,766 square feet of the facility to unrelated third parties for approximately $15,000 per year, under leases which expire at various dates after 1997.

The Company believes the office facilities it occupies are in good operating condition, are adequate for current operations and has no plan to build or acquire additional office facilities. The Company believes its office facilities are adequate for handling business in the foreseeable future.

The following table summarizes the location and acreage of the six Company owned cemeteries:

                                                              Net Saleable
                                                                 Acreage

                                                                  Acres   Total
                                                                  Sold as  Avai
Name of                             Date    Developed Total  Cemetery     lable
 Cemetery             Location    Acquired  Acreage  Acreage Spaces     Acreage
                                             (1)      (1)        (2)       (1)
Memorial Estates, Inc.:

  Lakeview
    Cemetery(3)    1700 E.
                    Lakeview Dr.
                    Bountiful, UT      1973        6        40       6    34
  Mountain View
    Cemetery(3)    3115 E.
                    7800 So.
                    Salt Lake
                    City, UT           1973       26        54      15    39

  Redwood
    Cemetery(3)(5) 6500 So.
                    Redwood Rd.
                    West Jordan,
                    UT                 1973       40        78      33    45

Holladay Memorial
  Park(4)(5)       4800 So.
                    Memory Lane
                    Holladay, UT       1991        6        13       5     8

Lakehills
  Cemetery(4)      10055 So.
                    State
                    Sandy, UT          1991       12        42       6    36

Singing Hills
      Memorial
        Park(6)    2798 Dehesa
                    Rd.
                    El Cajon,
                    CA                 1995        6        35       1    34

     (1) The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company's inspection of the cemeteries.
     (2) Includes spaces sold for cash and installment contract sales.
     (3) As of December 31, 1997, there were mortgages of approximately $170,000 collateralized by the property and facilities at Memorial Estates Lakeview, Mountain View and Redwood Cemeteries, of which approximately $81,000 was held by Security National Life.
     (4) As of December 31, 1997, there were mortgages of approximately $2,050,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary.
     (5)          These cemeteries include two granite mausoleums.
     (6) As of December 31, 1997, there was a mortgage of approximately $829,000 collateralized by the property.

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the fourteen Company owned mortuaries:


 Name of                              Date      Viewing               Square
 Mortuary       Location            Acquired    Room(s)   Chapel(s)   Footage
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

Deseret Memorial, Inc.:

  Colonial
    Mortuary
     (2)     2128 South State St.
             Salt Lake City, UT      1991         1         1         14,500

  Deseret
    Mortuary
     (2)     36 East 700 South
             Salt Lake City, UT      1991         2         2         36,300

  Lakehills
    Mortuary 10055 South State St.
             Sandy, UT               1991         2         1         18,000

Cottonwood
  Mortuary
    (2)      4670 South Highland Dr.
             Salt Lake City, UT      1991         2         1         14,500

Camelback
  Sunset
  Funeral
  Home(1)    301 West Camelback Rd.
             Phoenix, AZ             1994         2         1         11,000


  Name of                         Date      Viewing               Square
 Mortuary      Location         Acquired    Room(s)   Chapel(s)   Footage
Greer-Wilson:

 Greer-Wilson
      Funeral
       Home   5921 West Thomas Road
              Phoenix, AZ         1995         2         2         25,000

 Tolleson
      Funeral
      Home   9386 West VanBuren
             Tolleson, AZ         1995         0         1          3,460

 Avondale
      Funeral
      Home   218 North Central
             Avondale, AZ         1995         1         1          1,850

Crystal Rose
      Funeral
      Home(3) 9155 W. VanBuren
              Tolleson, AZ        1997         0         1          9,000


     (1) As of December 31, 1997, there were mortgages of approximately $461,000 collateralized by the property and facilities of Camelback Sunset Funeral Home.
     (2) As of December 31, 1997, there were mortgages of approximately $2,050,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary.
     (3) As of December 31, 1997, there was a mortgage of approximately $130,000, collateralized by the property and facilities of Crystal Rose
                  Funeral Home.

Item 3.  Legal Proceedings

The Company has been named as a party in connection with pending litigation brought by Garry Eckard & Co., Inc.
("Eckard") in the Federal District Court for the Southern
District of Indiana.  The complaint was filed on October
14, 1996 and alleges breach of contract and civil conversion pertaining to a finder's fee and seeks an unspecified amount of damages plus costs and attorneys' fees. In a prior letter to the Company from Eckard, it appears that the amount of the fee being sought is $152,000. The complaint, pursuant to the civil conversion claim, seeks treble damages under Indiana's civil conversion statute.

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

Security National Life Insurance Company also filed a motion to dismiss for lack of personal jurisdiction. On
October 10, 1997, this motion to dismiss the complaint for lack of personal jurisdiction was granted thereby also dismissing the case against Security National Life
Insurance Company. Thus, the case in Indiana was dismissed without prejudice against both the Company and Security
National Life Insurance Company for lack of personal jurisdiction.

On March 13, 1998, a letter was sent by Eckard's counsel relative to a settlement proposal together with a draft complaint against the Company and Security National Life
Insurance Company for filing in the United States District
Court for the District of Utah. There appears to be no material difference between the complaint prepared for filing in Utah and the amended complaint which had been filed in Indiana. Assuming that settlement will not immed iately take place, and that the matter will be filed in Utah, the Company believes there is no basis to the claims in the draft complaint. The Company intends to vigorously defend against the action.

The Company has also been named as a party in the pending litigation brought by John and Donna Mackay (the "Mackays") in the Third Judicial Court, Salt Lake County, State of
Utah. The complaint alleges that certain payments are due to the Mackays pursuant to a contract which at the date of filing was claimed to be in the amount of $25,000 plus interest with arrearages purportedly continuing to increase the principal claimed in the amount of approximately $600 per month.

The complaint brought by the Mackays also alleges certain items of personal property were removed from their location, sold or destroyed, which it is alleged had a value of approximately $50,000, for which the Company is allegedly liable, and that the Company also should deliver to the Mackays 80 shares of Spring Creek Irrigation Company common stock, which allegedly has "substantial value." The
Mackays have also included a claim for breach of the implied covenant of good faith and fair dealing with alleged damages "to be determined by the trier of fact and such punitive damages as the court determines." Although formal discovery is in process, a full evaluation has not been made of the matter at this point. Management has directed that the action be defended as well as having directed the filing of a counterclaim.

The Company and its subsidiaries, Security National Life
Insurance Company, Greer-Wilson Funeral Home, Inc., Crystal
Rose Funeral Home, and Sunset Funeral Homes, Inc., have been named as parties in the pending litigation brought by York Products, Inc. ("York Products") in the Superior Court of the State of Arizona, Maricopa County. The litigation seeks collection of a total sum of $68,660 plus attorneys' fees and interest. The Company is presently disputing the amounts that York Products claims to be due and owing, and the court has ordered that the matter be submitted to compulsory non-binding arbitration under the Arizona Rules of Civil Procedure.

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

Item 4.  Submission of Matters to a Vote of Security
Holders

None

                     PART II

Item 5.  Market for the Registrant's Common Stock and
Related Security Holder Matters

The Company's Class A Common Stock trades on the Nasdaq
National Market under the symbol "SNFCA."  Prior to August
13, 1987, there was no active public market for the Class
A and Class C Common Stock. During recent years there has been occasional trading of Class A and Class C Common Stock by brokerage firms in the over-the-counter market. The following are the high and low sales prices for Class A
Common Stock as reported by Nasdaq:

Period (Calendar Year)                                Price Range
                                                    --------------
                                                    High        Low
       1996                                        ------     -------
        First Quarter . . . . . . . . . . . .  . . .5 1/4      4 3/8
        Second Quarter. . . . . . . . . . . .  . . .4 3/4      4 3/8
        Third Quarter . . . . . . . . . . . .  . . .4 7/8      4 3/8
        Fourth Quarter. . . . . . . . . . . .  . . .5 1/4      4 3/8

       1997
        First Quarter . . . . . . . . . . . . . .. . .  5      3 7/8
        Second Quarter. . . . . . . . . . . . .  . .    5      4 1/4
        Third Quarter . . . . . . . . . . . .      4 7/16          4
        Fourth Quarter. . . . . . . . . . . . . .. 4 9/16      4 1/16

      1998
       First Quarter . . . . . . . . . . .  . . . .4 1/6       3 3/4


The Class C Common Stock is not actively traded, although there are occasional transactions in such stock by brokerage firms. (See Note 11 to the Consolidated Financial
Statements.)

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common
Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C Common Stock was paid in the years 1989 through 1997.

As of March 12, 1998, there were 4,947 record holders of Class A Common Stock and 157 record holders of Class C
Common Stock.

Item 6.  Selected Financial Data - The Company and Subsidiaries (Consolidated)

The following selected financial data for each of the five years in the period ended December 31, 1997, are derived from the audited consolidated financial statements. The data as of December 31, 1997 and 1996, and for the three years ended December 31, 1997, should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


Consolidated Statement of Earnings Data:

                                       Year Ended December 31,
                                     --------------------------
                              1997(4)                       1996
Revenue                      --------                      ------
-------
Premiums                   $ 6,141,000                  $ 5,666,000
Net investment income        7,140,000                    7,517,000
Net mortuary and
  cemetery income            9,231,000                    8,138,000
Realized gains on
  investments                  253,000                      290,000
Provision for losses
  on investments                 --                           --
Mortgage fee income          5,662,000                    8,237,000
Other                           48,000                       75,000
                           -----------                  -----------
Total revenue              $28,475,000                  $29,923,000
                           -----------                  -----------

Expenses
---------
Policyholder benefits        6,669,000                  $ 6,341,000
Amortization of deferred
  policy acquisition costs   1,132,000                    1,240,000
General and admini-
  strative expenses         15,361,000                   17,292,000
Interest expense               948,000                    1,318,000
Cost of goods & services
  of the mortuaries
  & cemeteries               2,696,000                    2,355,000
                           -----------                  -----------
Total benefits &
  expenses                 $26,806,000                  $28,546,000
                           -----------                  -----------
Income before
  income tax expense         1,669,000                    1,377,000
Income tax expense            (360,000)                    (139,000)
Minority interest in
  loss of subsidiary            --                            --
                           -----------                  -----------
Net earnings               $ 1,309,000                  $ 1,237,000
                           ===========                  ===========
Net earnings per
   common share (5)              $0.33                        $0.33
                                 =====                        =====
Weighted average out-
   standing common shares    3,988,000                    3,750,000
Net earnings per common
   share-assuming dilution (5)   $0.32                        $0.32
                                 =====                        =====
Weighted average out-
   standing common shares-
   assuming dilution         4,093,000                    3,856,000



                                    Year Ended December 31,

                      1995(3)                 1994(2)            1993(1)
Revenue              --------                --------           --------
--------
Premiums          $ 5,796,000              $ 4,945,000        $ 4,933,000
Net investment
  income            6,680,000                4,121,000          3,473,000
Net mortuary and
  cemetery income   8,238,000                5,888,000          6,085,000
Realized gains on
  investments         333,000                  384,000            780,000
Provision for losses
  on investments        --                       --               (28,000)
Mortgage fee income 4,943,000                1,170,000            788,000
Other                  71,000                  153,000            465,000
                  -----------              -----------        -----------
Total revenue     $26,061,000              $16,661,000        $16,496,000
                  -----------              -----------        -----------

Expenses
--------
Policyholder
  benefits        $ 6,111,000              $ 4,036,000        $ 4,420,000
Amortization of
  deferred policy
  acquisition costs 1,150,000                  767,000            943,000
General and admini-
  strative
  expenses         13,019,000                8,064,000          7,098,000
Interest expense    1,208,000                  692,000            675,000
Cost of goods & services
  of the mortuaries
  & cemeteries      2,314,000                1,767,000          1,890,000
                  -----------              -----------        -----------
Total benefits &
  expenses        $23,801,000              $15,326,000        $15,026,000
                  -----------              -----------        ------------
Income before
  income tax
  expense           2,259,000                1,335,000          1,470,000
Income tax expense   (728,000)                (302,000)          (388,000)
Minority interest in
  loss of subsidiary   20,000                    7,000              2,000
                  -----------             ------------        -----------
Net earnings      $ 1,551,000             $  1,040,000        $ 1,084,000
                  ===========             ============        ===========

Net earnings per
   common share (5)     $0.44                    $0.31              $0.35
                        =====                    =====              =====
Weighted average out-
   standing
   common shares    3,508,000                3,350,000          3,131,000
Net earnings per
   common share-
   assuming dilution
    (5)                 $0.43                    $0.30              $0.34
                        =====                    =====              =====
Weighted average out-
   standing common shares-
   assuming
   dilution         3,576,000                3,418,000          3,195,000


Balance Sheet Data:

                                        December 31,
                               1997(4)               1996
                              --------              ------
Assets
------
Investments and
  restricted assets         $ 81,039,000        $ 78,638,000
Cash                           3,408,000           3,301,000
Receivables                   15,224,000          17,070,000
Other assets                  25,781,000          25,701,000
                            ------------        ------------
Total assets                $125,452,000        $124,710,000
                            ============        ============

Liabilities
-----------
Policyholder
  benefits                  $ 77,890,000        $ 76,962,000
Notes & contracts
  payable                      9,981,000          12,490,000
Cemetery & mortuary
  liabilities                  6,116,000           5,946,000
Other liabilities              6,070,000           5,844,000
                            ------------        ------------
Total liabilities            100,057,000         101,242,000
                            ------------        ------------
Stockholders' equity          25,395,000          23,468,000
                            ------------        ------------
Total liabilities and
  stockholders' equity      $125,452,000        $124,710,000
                            ============        ============

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

      (4) Reflects the acquisition of Crystal Rose Funeral Home as of February 1997.

      (5) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the audited consolidated financial statements.

Balance Sheet Data:

                                                December 31,
                              1995(3)             1994(2)           1993(1)

Assets
------
Investments and
  restricted assets       $ 80,815,000         $ 74,835,000      $47,692,000
Cash                         7,710,000            2,061,000        6,831,000
Receivables                 24,177,000            4,638,000        4,084,000
Other assets                25,511,000           22,224,000       17,314,000
                          ------------         ------------      -----------
Total assets              $138,213,000         $103,758,000      $75,921,000
                          ============         ============      ===========

Liabilities
-----------
Policyholder
  benefits                $ 76,868,000         $ 61,896,000      $38,605,000
Notes & contracts
  payable                   27,129,000           10,210,000        8,095,000
Cemetery & mortuary
  liabilities                6,078,000            6,603,000        6,511,000
Other liabilities            6,219,000            5,070,000        3,876,000
                          ------------         ------------      -----------
Total liabilities          116,294,000           83,779,000       57,087,000
                          ------------         ------------      -----------
Stockholders' equity        21,919,000           19,979,000       18,834,000
                          ------------         ------------      -----------
Total liabilities and
  stockholders' equity    $138,213,000         $103,758,000      $75,921,000
                          ============         ============      ===========

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

Results of Operations

1997 Compared to 1996

Total revenues decreased by $1,448,000, or 4.8%, from $29,923,000 for fiscal year 1996 to $28,475,000 for fiscal year 1997. Insurance premiums and other considerations increased $475,000 and net mortuary and cemetery sales increased $1,093,000. These increases were offset by decreases in net investment income of $377,000 and mortgage fee income of $2,575,000. Realized gains on investments and other assets were slightly less than the previous year.

Insurance premiums and other considerations increased by $474,000, from $5,666,000 in 1996 to $6,141,000 in 1997.
This increase was primarily attributed to an increase in new business from marketing the Company's funeral plans.

Net investment income decreased by $377,000, from $7,517,000 in 1996 to $7,140,000 in 1997. This decrease was primarily the result of the reinvestment of the Company's bond and mortgage portfolio in 1997 into lower investment yields due to the decrease in long term rates in the financial markets.

Net mortuary and cemetery sales increased by $1,093,000, from $8,138,000 in 1996 to $9,231,000 in 1997. Of this increase in sales, $750,000 was the result of the acquisition of Crystal Rose Funeral Home. The balance of the increase in sales was due to the generation of additional sales of funeral services and cemetery products from existing facilities.

Mortgage fee income decreased by $2,575,000, from $8,237,000 in 1996 to $5,662,000 in 1997. This decrease was primarily due to fewer loan originations because there were fewer new home sales in 1997 in the Company's primary market, the intermountain region, compared to 1996 and the Company experienced increased competition from other mortgage companies and banks.

Total benefits and expenses were $26,806,000 for 1997, which constituted 94% of the Company's total revenues, as compared to $28,546,000, or 95% of the Company's total revenues for 1996.

During 1997, there was a net increase of $328,000 in death benefits, surrender and other policy benefits, and increase in future policy benefits from $6,341,000 in 1996 to $6,669,000 in 1997. This increase was primarily due to additional interest credited on annuities and reserve increases on traditional products. This increase was reasonable based on the underlying actuarial assumptions.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $108,000, from $1,240,000 in 1996 to $1,132,000 in 1997. This decrease was reasonable based on the underlying actuarial assumptions.

General and administrative expenses decreased by $1,931,000, from $17,292,000 in 1996 to $15,361,000 in
1997. This was primarily due to a decrease in commissions and other expenses. Commission expenses decreased by $1,117,000, from $6,000,000 in 1996 to $4,883,000 in 1997.
Other expenses decreased $876,000, from $6,548,000 in 1996 to $5,672,000 in 1997. These decreases were primarily the result of fewer loan originations by the Company's mortgage subsidiary. Salaries increased by $61,000, from $4,745,000 in 1996 to $4,806,000 in 1997. However, the Company's full time employee count decreased by 10 from 165 employees in 1996 to 155 in 1997.

Interest expense decreased by $370,000, from $1,318,000 in 1996 to $948,000 in 1997. This decrease is primarily due to fewer loan originations from the Company's mortgage subsidiary and the payoff of bank debt in 1997.

Cost of the mortuary and cemetery goods and services sold was consistent with the products sold during 1997 and 1996.

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

Total benefits and expenses were $28,546,000 for 1996, which constituted 95% of the Company's total revenues, as compared to $23,801,000, or 91% of the Company's total revenues for 1995.

During 1996, there was a net increase of $228,000 in death benefits, surrender and other policy benefits, and increase in future policy benefits from $6,112,000 in 1995 to $6,340,000 in 1996. This increase was primarily due to additional interest credited on annuities and reserve increases on traditional products. This increase is reasonable based on the underlying actuarial assumptions.

Amortization of deferred policy acquisition costs and cost of insurance acquired increased by $90,000, from $1,150,000 in 1995 to $1,240,000 in 1996. This increase was primarily due to a reduction in the number of policies in force during 1996 and the associated deferred policy acquisition costs of these policies being amortized in 1996.

General and administrative expenses increased by $4,274,000, from $13,018,000 in 1995 to $17,292,000 in
1996. This increase was primarily due to an increase in commissions, salaries, and other expenses. Commissions increased by $2,208,000, or 55%, from $3,792,000 in 1995 to
$6,000,000 in 1996. This increase was due to an increased number of loans originated and processed by Security
National Mortgage.  Salaries increased by $1,133,000, from
$3,612,000 in 1995 to $4,745,000 in 1996.  The salaries of
Security National Life increased by $103,000 primarily due to staff required to complete the conversion of Security
National Life's computer software. The salaries of Security National Mortgage increased by $383,000, due to the additional staff required to process the increased number of loans originated during 1996. The cemeteries and mortuaries salaries increased by $247,000, which was primarily due to the addition of Greer-Wilson Funeral Home, Inc. ("Greer-Wilson"), which operated a full twelve months in 1996 as opposed to operating only nine months in 1995 and the opening in 1996 of Singing Hills Memorial Park in San Diego, California. Other expenses have increased due primarily to the increased lending activities in the mortgage company.

Interest expense increased by $110,000, from $1,208,000 in 1995 to $1,318,000 in 1996. This increase was primarily due to the debt resulting from the acquisition of CSE Life and the acquisition of Greer-Wilson which was incurred for a full twelve months in 1996 opposed to nine months in 1995. Also in 1996, Security National Mortgage increased the number of loans funded through the use of the revolving line of credit.

Cost of the mortuary and cemetery goods and services sold was consistent with the products sold during 1996.

Liquidity and Capital Resources

The Company's life insurance subsidiary and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the maturity of held-to-maturity investments or sale of other investments. The mortgage subsidiary realizes cash flow from fees generated by originating and refinancing mortgage loans and interest earned on mortgages sold to investors. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term, and adequate to pay current policyholder claims, annuity payments, expenses on the issuance of new policies, the maintenance of existing policies, debt service, and to meet operating expenses.

The Company attempts to match the duration of invested assets with its policyholder and cemetery and mortuary liabilities. The Company may sell investments other than those held-to-maturity in the portfolio to help in this timing; however, to date, that has not been necessary. The
Company purchases short-term investments on a temporary basis to meet the expectations of short-term requirements of the Company's products. The Company's investment philosophy is intended to provide a rate of return which will persist during the expected duration of policyholder and cemetery and mortuary liabilities regardless of future interest rate movements.

The Company's investment policy is to invest predominately in fixed maturity securities and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiary. Bonds owned by the insurance subsidiary amounted to $49,697,000, at amortized cost as of December 31, 1997 compared to $47,906,000 at amortized cost as of December 31, 1996. This represents 64% of the total insurance related investments in 1997 as compared to 63% in 1996. Generally all bonds owned by the life insurance subsidiary are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At
December 31, 1997, 4.06% ($2,018,000) and at December 31,
1996, 4.18% ($1,994,000) of the Company's total invested assets were invested in bonds in rating categories three through six which are considered non-investment grade.

The Company intends to hold its fixed income securities, including high-yield securities, in its portfolio to maturity. Business conditions, however, may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher-yielding longer term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At
December 31, 1997 and 1996, the life subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $35,276,000 and $34,746,000 as of December 31, 1997 and 1996, respectively.
Stockholders' equity as a percent of total capitalization was 72% and 67% as of December 31, 1997 and 1996, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1997 was 11.7%, as compared to a rate of 12.0% in 1996.

In February 1995, the Company purchased approximately 100 acres of real property (the "Property") located in San
Diego, California, approximately 35 acres of which is being used for a cemetery. The purchase price of the property was $1,062,000, $100,000 of which was paid in cash and the balance of $962,000, together with interest thereon at the rate of 9% percent per annum, to be paid in 12 monthly payments of $5,000, thereafter in equal monthly payments of $10,000. However, interest did not accrue on any part of the principal balance until February 3, 1996. A principal payment of $100,000 was made in December 1995. The Company has obtained approval from the federal government and the California Cemetery Board to operate a cemetery on the property. The Company has completed development on six acres and is currently selling cemetery lots on a pre-need and at-need basis on the developed acreage.

In March 1995, the Company purchased 97,800 shares of common stock of Greer-Wilson Funeral Home, Inc., representing 97.8% of the total issued and outstanding shares of common stock of Greer-Wilson for a total consideration of $1,218,000, which included a note to the former owners in the amount of $588,000.

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

In February 1997, the Company purchased all of the outstanding shares of common stock of Crystal Rose Funeral
Home, Inc. for a total consideration of $382,000, which included a note to the former owner in the amount of $297,000.

At December 31, 1997, $11,790,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's insurance subsidiary.
The life insurance subsidiary cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Year 2000 Issues

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company's systems, which are presently in use, have been purchased from third party vendors. The Company is in the process of converting to the latest versions for these systems which are Year 2000 compliant ("Version 2000").
The Company plans to have the Version 2000 installed and in use for its insurance subsidiary in the third quarter of 1998 and the Version 2000 installed and in use for its cemetery and mortuary subsidiaries in the first quarter of 1999. The mortgage subsidiary is currently using a Version
2000 system. The total cost for the Version 2000 systems is approximately $50,000, of which $40,000 has been spent as of March 14, 1998.

Once installed the Company believes that the Year 2000 problem will not pose significant operational problems for the Company. However, if such conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

Also, the Company is in the process of confirming with its major vendors and suppliers to determine compliance to the Year 2000.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL
SCHEDULES


                                                                Page No.
                                                                --------
Financial Statements:
      Report of Independent Auditors . . . . . . . .. . . . . . . .30

      Consolidated Balance Sheets, December 31,
      1997 and 1996. . . . . . . . . . . . . . . . . . . . . .  . .31

      Consolidated Statements of Earnings,
      Years Ended December 31, 1997, 1996,
      and 1995 . . . . . . . . . . . . .  . . . . . . . . . . . . .33

      Consolidated Statements of Stockholders'
      Equity, Years Ended December 31, 1997, 1996
      and 1995.  . . . . . . . . . . . . . . . . . . . . . . . . . 34

      Consolidated Statements of Cash Flow,
      Years Ended December 31, 1997, 1996 and
      1995         . . . . . . . . . . . . . . . . . . . . . . . . 35

      Notes to Consolidated Financial
      Statements . . . . . . . . . . . . . . . . . . . . . .. . . .37


Financial Statement Schedules:

  I.     Summary of Investments -- Other than
         Investments in Related Parties. . . . . . . . . . . .  . .70

 II.     Condensed Financial Information of
         Registrant. . . . . . . . . . . . . . . . . . . . . .  . .71

 IV.     Reinsurance . . . . . . . . . . . . . . . . . . . . . .  .77

  V.     Valuation and Qualifying Accounts . . . . . . . . . . . . 78

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                          REPORT OF INDEPENDENT AUDITORS


Board of Directors
Security National Financial Corporation

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries as of December 31, 1997, and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flow for each of the three years in the period ended December 31, 1997. Our audits also include the financial statement schedules listed in the Index at
Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National
Financial Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





ERNST & YOUNG LLP

Salt Lake City, Utah
March 14, 1998


                              SECURITY NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES

                                  Consolidated Balance Sheets

                                                      December 31,
Assets:                                      1997                       1996
------                                      ------                     -----
Insurance-related investments:
Fixed maturity securities
  held to maturity, at amortized
  cost (market $51,177,199 and
  $47,594,559 for 1997 and 1996)        $ 49,784,898             $ 47,934,684
Equity securities available for sale,
  at market (cost $3,870,078 and
  $3,873,190 for 1997 and 1996)            4,831,813                4,133,105
Mortgage loans on real estate              8,307,237                9,809,379
Real estate, net of accumulated
   depreciation of $2,049,346
   and $1,868,187 for 1997 and 1996        7,559,725                7,808,255
Policy loans                               2,882,711                3,021,155
Other loans                                   84,147                  218,437
Short-term investments                     3,698,941                2,258,283
                                        ------------             ------------
  Total insurance-related investments     77,149,472               75,183,298
Restricted assets of cemeteries
  and mortuaries                           3,889,785                3,454,622
Cash                                       3,408,179                3,301,084
Receivables:
   Trade contracts                         4,323,011                4,514,010
 Mortgage loans sold to investors         11,398,432               13,455,123
   Receivable from agents                    816,657                  670,439
   Other                                     364,782                  292,680
                                        ------------             ------------
        Total receivables                 16,902,882               18,932,252
   Allowance for doubtful accounts        (1,679,090)              (1,862,599)
                                        ------------             ------------
   Net receivables                        15,223,792               17,069,653
Land and improvements held for sale        8,466,886                8,456,302
Accrued investment income                  1,001,998                1,040,242
Deferred policy acquisition costs          4,433,841                4,277,560
Property, plant and equipment, net         6,641,562                6,513,980
Cost of insurance acquired                 3,370,018                3,748,654
Excess of cost over net assets
   of acquired subsidiaries                1,554,505                1,370,708
Other                                        311,841                  293,400
                                        ------------             ------------
        Total assets                    $125,451,879             $124,709,503
                                        ============             ============

See accompanying notes to consolidated financial statements.


                       SECURITY NATIONAL FINANCIAL CORPORATION
                                  AND SUBSIDIARIES
                       Consolidated Balance Sheets (Continued)

                                                  December 31,
                                          1997                   1996
                                         ------                  -----
Liabilities:
------------
Future life, annuity, and other
   policy benefits                   $ 77,890,080            $ 76,962,062
Line of credit for financing
   of mortgage loans                      100,000               1,211,890
Bank loans payable                      6,097,351               6,768,119
Notes and contracts payable             3,783,566               4,509,921
Estimated future costs of
   pre-need sales                       5,994,241               5,874,387
Payable to endowment care fund            121,370                  70,617
Accounts payable                        1,204,029               1,199,920
Other liabilities and
  accrued expenses                      1,632,897               1,902,046
Income taxes                            3,233,415               2,742,513
                                    -------------             -----------
   Total liabilities                  100,056,949             101,241,475

Commitments and contingencies

Stockholders' Equity:
--------------------
Common stock:
  Class A: $2 par value, authorized
    10,000,000 shares, issued
    4,326,588 shares in 1997 and
    4,110,709 shares in 1996            8,653,176               8,221,418
  Class C: $0.20 par value, authorized
    7,500,000 shares, issued 5,200,811
    shares in 1997 and 4,967,072 shares
    in 1996                             1,040,162                 993,413
                                     ------------             -----------
Total common stock                      9,693,338               9,214,831
Additional paid-in capital              9,133,454               8,675,386
Unrealized appreciation of investments,
   net of deferred taxes of $130,796
   and $-0- for 1997 and 1996             830,939                 259,915
Retained earnings                       7,533,259               7,118,528
Treasury stock at cost (659,992 Class
   A shares and 56,217 Class C shares
   in 1997; 631,576 Class A shares and
   53,540 Class C shares in 1996, held
   by affiliated companies)            (1,796,060)             (1,800,632)
                                     ------------            ------------
Total stockholders' equity             25,394,930              23,468,028
                                     ------------            ------------
   Total liabilities and
     stockholders' equity            $125,451,879            $124,709,503
                                     ============            ============

See accompanying notes to consolidated financial statements.

                          SECURITY NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES

                            Consolidated Statements of Earnings

                                           Year Ended December 31,
                                   1997           1996            1995
Revenues:                         -----          ------          -----
--------
Insurance premiums and
   other considerations          $ 6,140,783   $ 5,666,436    $ 5,796,011
Net investment income              7,139,580     7,517,014      6,679,704
Net mortuary and cemetery sales    9,230,864     8,138,010      8,238,347
Realized gains on investments
   and other assets                  252,635       289,543        332,648
Mortgage fee income                5,661,867     8,236,709      4,943,103
Other                                 48,893        74,989         71,519
                                 -----------   -----------    -----------
   Total revenue                 $28,474,622   $29,922,701    $26,061,332

Benefits and expenses:
---------------------
Death benefits                   $ 2,407,931   $ 2,143,843    $ 2,193,232
Surrenders and other policy
   benefits                        1,286,511     1,452,295      1,585,312
Increase in future policy
   benefits                        2,974,915     2,744,326      2,333,155
Amortization of deferred
   policy acquisition costs
   and cost of insurance
   acquired                        1,132,298     1,239,918      1,149,510
General and administrative expenses:
   Commissions                     4,882,880     6,000,119      3,792,408
   Salaries                        4,805,571     4,744,503      3,611,993
   Other                           5,671,664     6,547,639      5,613,502
Interest expense                     947,629     1,318,102      1,208,346
Cost of goods and services sold
  of the mortuaries and cemeteries 2,696,174     2,355,353      2,314,410
                                 -----------   -----------    -----------
   Total benefits and expenses   $26,805,573   $28,546,098    $23,801,868
                                 -----------   -----------    -----------

Earnings before income taxes     $ 1,669,049   $ 1,376,603    $ 2,259,464
Income tax expense                  (360,108)     (139,458)      (728,000)
Minority interest in loss
   of subsidiary                      -0-           -0-            20,316
                                 -----------   -----------    -----------
   Net earnings                  $ 1,308,941   $ 1,237,145    $ 1,551,780
                                 ===========   ===========    ===========

Net earnings per common share          $0.33         $0.33          $0.44
                                       =====         =====          =====

   Weighted average outstanding
     common shares                 3,988,034     3,750,498     3,507,766

Net earnings per common
   share-assuming dilution             $0.32         $0.32         $0.43
                                       =====         =====         =====

   Weighted average outstanding
     common shares
      assuming-dilution            4,092,691     3,855,560     3,575,625

See accompanying notes to consolidated financial statements.


                          SECURITY NATIONAL FINANCIAL CORPORATION
                                   AND SUBSIDIARIES
                       Consolidated Statements of Stockholders' Equity


                                                                Additional
                                  Class              Class       Paid-in
                                    A                  C         Capital
                                 -------             ------    -------------

Balance at
  December 31, 1994             $7,116,814         $ 910,018      $7,214,061

Net earnings
Stock dividends                    363,802            45,496         537,204
Conversion Class C
  to Class A                           298              (298)
Stock issued                       157,916                           128,313
Purchase of treasury stock
Change in unrealized
   appreciation                 ----------         ---------      -----------
Balance at
  December 31, 1995              7,638,830           955,216       7,879,578

Net earnings
Stock dividends                    403,758            42,101         548,844
Conversion Class C
  to Class A                         3,904            (3,904)
Stock issued                       174,926                           246,964
Purchase of treasury stock
Change in unrealized
   appreciation                 ----------         ---------      ----------
Balance at
  December 31, 1996              8,221,418           993,413       8,675,386

Net earnings
Stock dividends                    412,712            49,531         431,967
Conversion Class C
  to Class A                         2,718            (2,718)
Stock issued                        16,328               (64)         26,101
Purchase of treasury stock
Change in unrealized
   appreciation                -----------        ----------      ----------
Balance at
  December 31, 1997             $8,653,176        $1,040,162      $9,133,454
                                ==========        ==========      ==========

See accompanying  notes to consolidated financial statements.


                         SECURITY NATIONAL FINANCIAL CORPORATION
                                   AND SUBSIDIARIES
                      Consolidated Statements of Stockholders' Equity

                                                     Additional
                          Unrealized     Retained     Treasury
                         Appreciation    Earnings       Stock        Total
Balance at               ------------   ----------   -----------  -----------
  December 31, 1994
                           $105,676     $6,270,808   $(1,638,832) $19,978,545

Net earnings                             1,551,780                  1,551,780
Stock dividends                           (946,502)
Conversion Class C
  to Class A
Stock issued                                                          286,229
Purchase of treasury stock                              (160,800)    (160,800)
Change in unrealized
   appreciation             262,839                                   262,839
                          ---------    -----------   -----------   ----------
Balance at
  December 31, 1995         368,515      6,876,086    (1,799,632)  21,918,593

Net earnings                             1,237,145                  1,237,145
Stock dividends                           (994,703)
Conversion Class C
  to Class A
Stock issued                                                          421,890
Purchase of treasury stock                               (1,000)       (1,000)
Change in unrealized
   appreciation            (108,600)                                 (108,600)
                         ----------     -----------   ---------    ----------
Balance at
  December 31, 1996         259,915      7,118,528   (1,800,632)   23,468,028

Net earnings                             1,308,941                  1,308,941
Stock dividends                           (894,210)
Conversion Class C
  to Class A
Stock issued                                            43,520         85,885
Purchase of treasury stock                             (38,948)       (38,948)
Change in unrealized
   appreciation             571,024                                   571,024
                        -----------     ----------- ----------     ----------
Balance at
  December 31, 1997       $ 830,939     $7,533,259  $(1,796,060)   $25,394,930
                        ===========     ==========  ===========    ===========

See accompanying  notes to consolidated financial statements.


                            SECURITY NATIONAL FINANCIAL CORPORATION
                                       AND SUBSIDIARIES
                             Consolidated Statements of Cash Flow


                                                  Year Ended December 31,
                                             1997         1996        1995
                                            -----       -------      ------
Cash flows from operating activities:
        Net earnings                     $1,308,941   $1,237,145  $1,551,780
        Adjustments to reconcile net
          earnings to net cash provided
          by (used in) operating
          activities:
           Realized gains on investments
             and other assets              (252,635)    (289,543)   (332,648)
           Depreciation                     815,977    1,213,639     719,903
           Provision for losses on
             accounts and loans
             receivable                     129,502      197,239     548,327
           Amortization of goodwill,
             premiums, and discounts        106,783       (5,528)   (152,472)
           Provision for income taxes       360,108      139,458     728,000
           Policy acquisition costs
            deferred                       (909,943)    (748,356)   (644,873)
           Policy acquisition costs
             amortized                      753,662      980,768     903,183
           Cost of insurance acquired
             amortized                      378,636      259,150     246,327
        Change in assets and liabilities
          net of effects from purchases
          and disposals of subsidiaries:
           Land and improvements held
             for sale                       (10,584)    (888,286) (1,401,165)
           Future life and other benefits 2,879,911    2,759,439   2,326,507
           Receivables for mortgage
             loans sold                   2,056,691    6,384,534 (19,016,093)
           Other operating assets
             and liabilities               (534,157)     497,522  (1,190,134)
                                        -----------   ---------- -----------
             Net cash provided
               by (used in)
               operating activities       7,082,892   11,737,181 (15,713,358)

Cash flows from investing activities:
   Securities held to maturity:
      Purchase - fixed maturity
        securities                       (9,254,030)  (1,496,512)  (313,393)
      Calls and maturities - fixed
        maturity securities               7,561,598    5,018,437  2,932,435
   Securities available for sale:
      Purchases - equity securities        (309,547)      (3,126)  (424,095)
      Sales - equity securities             465,935      384,045    388,021
   Purchases of short-term investments   (5,008,706)  (7,768,574)(2,117,410)
   Sales of short-term investments        3,568,048    6,232,884  5,408,113
   Purchases of restricted assets          (329,379)    (467,964)  (617,781)
   Mortgage, policy, and other loans
    made                                 (1,337,456)  (4,931,984)(4,222,888)
   Payments received for mortgage,
     policy, and other loans              3,066,889    5,663,131  8,100,070
   Purchases of property, plant,
     and equipment                         (351,091)    (986,924)  (263,055)
   Purchases of real estate                 (97,013)    (484,471)  (409,367)
   Purchases of subsidiaries
      net of cash acquired                  (60,602)        --   (4,544,043)
   Other uses                                  --           --      (26,567)
                                        -----------    --------- ----------
         Net cash (used in) provided by
            investing activities         (2,085,354)   1,158,942  3,890,040




                  SECURITY NATIONAL FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                Consolidated Statements of Cash Flow (Continued)



                                           Year Ended December 31,
                                      1997         1996             1995

Cash flows from financing activities:
        Annuity receipts             2,521,025   2,858,798       2,597,540
        Annuity withdrawals         (4,472,918) (5,523,860)     (1,727,659)
        Repayment of bank loans and
          notes and contracts
          payable                   (1,965,706) (1,550,583)     (1,554,154)
        Proceeds from borrowings
          on bank loans and notes
          and contracts payable        233,000     167,915       3,688,516
        Sale of treasury stock          44,994      --              --
        Purchase of treasury stock     (38,948)     (1,000)         --
        Net change in line of credit
           for financing of mortgage
           loans                    (1,211,890) (13,256,464)    14,468,354
                                   -----------  -----------    -----------
        Net cash (used in) provided by
            financing activities   (4,890,443)  (17,305,194)    17,472,597
                                  -----------   -----------    -----------
 Net change in cash                   107,095    (4,409,071)     5,649,279

Cash at beginning of year           3,301,084     7,710,155      2,060,876
                                  -----------   -----------    -----------

Cash at end of year               $ 3,408,179  $  3,301,084    $ 7,710,155
                                  ===========  ============    ===========

See accompanying notes to the financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                   Years Ended December 31, 1997, 1996, and 1995



1)     Significant Accounting Principles

General Overview of Business

Security National Financial Corporation and its wholly-owned subsidiaries (the "Company") operates in three main business segments; life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the intermountain west, California, Texas, and Oklahoma. The cemetery and mortuary segment of the Company consists of five cemeteries in Utah, one cemetery in California, eight mortuaries in Utah and six mortuaries in Arizona. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in the intermountain west.

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

                      SECURITY NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                    Years Ended December 31, 1997, 1996, and 1995


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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company. The Company's wholly-owned subsidiaries at December 31, 1997, are as follows:

Security National Life Insurance Company
Security National Mortgage Company
Memorial Estates, Inc.
Memorial Mortuary
Paradise Chapel Funeral Home
Singing Hills Memorial Park
Cottonwood Mortuary, Inc.
Deseret Memorial, Inc.
Holladay Cottonwood Memorial Foundation
Holladay Memorial Park
Camelback Sunset Funeral Home, Inc.
Greer-Wilson Funeral Home
Crystal Rose Funeral Home

                           SECURITY NATIONAL FINANCIAL CORPORATION
                                      AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                         Years Ended December 31, 1997, 1996, and 1995


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

In February 1997 the Company purchased all of the outstanding shares of common stock of Crystal Rose Funeral
Home ("Crystal Rose") for total consideration of $382,208, which included a note to the former owner for $297,208. In addition, the Company entered into an employment agreement with the former owner for consideration of 40,000 shares of Class C Common Stock, payable in six equal installments over six years, beginning in January 1998. Payment of the shares is contingent upon the former owner's continued employment with the Company. The acquisition was accounted for using the purchase method. The assets and liabilities of Crystal Rose have been included in the Company's balance sheet at December 31, 1997. The results of operation of Crystal Rose for the eleven months ended December 31, 1997 were included in the consolidated statements of earnings of the Company. This acquisition resulted in an addition to excess of cost over net assets of acquired subsidiaries of approximately $258,320. The unaudited consolidated pro forma results of operations assuming consummation of these acquisitions as of January 1, 1996, would not materially affect total revenue, net earnings, nor earnings per share and, thus, have not been shown.

Investments

Investments are shown on the following basis:

Fixed maturity securities held to maturity - at cost, adjusted for amortization of premium or accretion of discount. Although the Company has the ability and intent to hold these investments to maturity, infrequent and unusual conditions could occur under which it would sell certain of these securities. Those conditions include unforeseen changes in asset quality, significant changes in tax laws, and changes in regulatory capital requirements or permissible investments.

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

                 SECURITY NATIONAL FINANCIAL CORPORATION
                            AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
               Years Ended December 31, 1997, 1996, and 1995


1)     Significant Accounting Principles (Continued)

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

Deferred Policy Acquisition Costs and Cost of Insurance
Acquired

Commissions and other costs, net of commission and expense allowances for reinsurance ceded, that vary with and are primarily related to the production of new insurance business have been deferred. Deferred policy acquisition costs for traditional life insurance are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. For interest-sensitive insurance products, deferred policy acquisition costs are amortized

                SECURITY NATIONAL FINANCIAL CORPORATION
                           AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
              Years Ended December 31, 1997, 1996, and 1995


1)     Significant Accounting Principles (Continued)

generally in proportion to the present value of expected gross profits from surrender charges, investment, mortality and expense margins. This amortization is adjusted when estimates of current or future gross profits to be realized from a group of products are reevaluated. Deferred acquisition costs are written off when policies lapse or are surrendered.

Cost of insurance acquired is the present value of estimated future profits of the acquired business and is amortized similar to deferred policy acquisition costs.

Future Life, Annuity and Other Policy Benefits

Future policy benefit reserves for traditional life insurance are computed using a net level method, including assumptions as to investment yields, mortality, morbidity, withdrawals, and other assumptions based on the life insurance subsidiary's experience, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations. Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity. The range of assumed interest rates for all traditional life insurance policy reserves was 4.5% to 10% in 1997, 1996, and 1995. Benefit reserves for traditional limited-payment life insurance policies include the deferred portion of the premiums received during the premium-paying period. Deferred premiums are recognized as income over the life of the policies. Policy benefit claims are charged to expense in the period the claims are incurred.

Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.
Interest crediting rates for interest-sensitive insurance products ranged from 4% to 6.5% in 1997, 1996 and 1995.

Participating Insurance

Participating business constitutes 8%, 5%, and 5% of the ordinary life insurance in force for 1997, 1996 and 1995, respectively. The provision for policyholders' dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

Reinsurance

The Company follows the procedure of reinsuring risks in excess of $50,000. The Company is liable for those amounts in the event the reinsurers are unable to pay their portion of the claims.

         SECURITY NATIONAL FINANCIAL CORPORATION
                    AND SUBSIDIARIES
        Notes to Consolidated Financial Statements
       Years Ended December 31, 1997, 1996, and 1995


1)     Significant Accounting Principles (Continued)

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

Certain cemetery products are sold on a pre-need basis.
Revenues from pre-need cemetery sales are recognized at the time of sale. Related costs required to establish the liability for estimated future costs of pre-need sales are also recorded at the time of sale. This liability relates to promised merchandise and funeral services and is increased or decreased each period as current costs change.
A corresponding charge is made to operations to reflect the change in costs. Certain mortuary products and services are also sold on a pre-need basis. Pre-need mortuary sales are fully reserved at the time of the sale. Revenue on pre-need mortuary services is recognized at the time the service is performed. All pre-need sales contracts bear interest at 8%.

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

The Company, through its mortuary and cemetery operations, provides a guaranteed funeral arrangement wherein a prospective customer can receive future goods and services at guaranteed prices. To accomplish this, the Company, through its life insurance operations, sells to the customer an increasing benefit life insurance policy that is assigned to the mortuaries. If, at the time of need, the policyholder/potential mortuary customer utilizes one of the Company's facilities, the guaranteed funeral arrang

               SECURITY NATIONAL FINANCIAL CORPORATION
                          AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
             Years Ended December 31, 1997, 1996, and 1995


1)     Significant Accounting Principles (Continued)

ement contract that has been assigned will provide the
funeral goods and services at the contracted price.   The
increasing life insurance policy will cover the difference between the original contract prices and current prices.
Risks may arise if the difference cannot be fully met by the life insurance policy. However, management believes that given current inflation rates and related price increases of goods and services, the risk of exposure is minimal.

Mortgage Operations

Mortgage fee income is generated through the origination and refinancing of mortgage loans and is deferred until such loans are sold.

Excess of Cost Over Net Assets of Acquired Businesses

Previous acquisitions have been accounted for as purchases under which assets acquired and liabilities assumed were recorded at their fair values. The excess of cost over net assets of acquired subsidiaries is being amortized over a range of fifteen to twenty years using the straight-line method. The Company periodically evaluates the recoverability of amounts recorded. Accumulated amortization was $780,356 and $705,833 at December 31, 1997 and 1996, respectively.

Income Taxes

Income taxes include taxes currently payable plus deferred taxes related to the tax effect of temporary differences in the financial reporting basis and tax basis of assets and liabilities. Such temporary differences are related principally to the deferral of policy acquisition costs and the provision for future policy benefits in the insurance operations.

Earnings Per Common Share

The Company has adopted Statement of Financial Accounting
Standards ("SFAS") No. 128, "Earnings Per Share".  The new
Standard simplified the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The new Standard also requires additional informational disclosures and makes certain modifications to the previous standards defined in Accounting Principles Board ("APB") Opinion No.
15. The Company was required to retroactively adopt this Standard for each year presented.

Basic earnings per share were computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented, after the effect of the assumed conversion of Class C Common Stock to Class A
Common Stock, the acquisition of treasury stock, and the retroactive effect of stock dividends declared. Diluted

              SECURITY NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
            Years Ended December 31, 1997, 1996, and 1995


1)     Significant Accounting Principles (Continued)

earnings per share were computed by dividing net earnings by the weighted average number of common shares outstanding during the year plus the incremental shares that would have been outstanding under certain deferred compensation plans.

Stock Compensation

The Company has adopted Statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based
Compensation" ("SFAS No. 123"). In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" ("APB Opinion
No. 25"), and related interpretations in accounting for its stock option plans.

The Company has one fixed option plan (the "1993 Plan").
In accordance with APB Opinion No. 25, no compensation cost has been recognized for the 1993 plan. Had compensation cost for the 1993 plan been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net income would have been reduced by approximately $10,000 and $7,000 in 1997 and 1996 respectively, which would have had no effect on earnings per share. The fair value of options granted in 1996 under the 1993 plan is estimated as $1.19 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 5%, volatility of 34.2%, risk free interest rate of 6.9%, and an expected life of five years. No options were granted in 1995 under the 1993 plan, and, therefore, there would have been no effect on net income or earnings per share had the Company applied the methodology prescribed under SFAS No. 123 in that year.

The Company also has one variable option plan (the "1987
Plan"). In accordance with APB Opinion No. 25, compensation cost related to options granted and outstanding under the 1987 Plan is estimated and recognized over the period of the award based on changes in the current market price of the Company's stock over the vesting period.

Reclassifications

Certain amounts in prior years have been reclassified to conform with the 1997 presentation.

New Accounting Standards

In 1997, the Financial Accounting Standards Board issued
Statement No. 128, "Earnings per Share" ("SFAS No. 128").
SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

                    SECURITY NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1997, 1996, and 1995


1)     Significant Accounting Principles (Continued)

During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which are effective for fiscal years beginning after December 15, 1997. The Company has not yet adopted these new standards; however, the effect on financial position, operations and stockholders' equity is not expected to be significant.

            SECURITY NATIONAL FINANCIAL CORPORATION
                       AND SUBSIDIARIES
          Notes to Consolidated Financial Statements
         Years Ended December 31, 1997, 1996, and 1995


2)  Investments

   The Company's insurance related investments in fixed maturity securities held to maturity and equity securities available for sale are summarized as follows:

                                        Gross        Gross      Estimated
                           Amortized  Unrealized   Unrealized     Fair
                             Cost       Gains        Losses       Value
                           ---------  ----------  ------------  ----------
December 31, 1997:
Fixed maturity securities
held to maturity:
    U.S. Treasury securities and
    obligations of U.S.
    Government agencies       $17,212,358     $300,816   $ (13,139) $17,500,035

    Obligations of states and
    political subdivisions        216,290       14,066     (12,406)     217,950

    Corporate securities
    including public utilities 25,144,396    1,260,917    (158,966)  26,246,347

    Redeemable preferred stock     87,563       35,054     (34,041)      88,576
    Mortgage-backed securities  7,124,291        -0-         -0-      7,124,291
                              -----------   ----------   ---------  -----------
           Total              $49,784,898   $1,610,853   $(218,552) $51,177,199
                              ===========   ==========   =========  ===========

Equity securities
    available for sale        $ 3,870,078   $1,563,836   $(602,101) $ 4,831,813

December 31, 1996:
Fixed maturity securities
held to maturity:
    U.S. Treasury securities and
    obligations of U.S.
    Government agencies       $12,412,746  $   198,677  $ (70,283)  $12,541,140

    Obligations of states and
    political subdivisions        215,021        4,888    (26,009)      193,900

    Corporate securities
    including public utilities 27,388,574      262,446   (406,259)   27,244,761

    Redeemable preferred stock    133,788       24,570    (36,238)      122,120
    Mortgage-backed securities  7,784,555       11,923   (303,840)    7,492,638
                              -----------   ---------- ----------   -----------
        Total                 $47,934,684   $  502,504 $ (842,629)  $47,594,559
                              ===========   ========== ==========   ===========
Equity securities
   available for sale         $ 3,873,190   $  930,698 $ (670,783)  $ 4,133,105
                              ===========   ========== ==========   ===========


                SECURITY NATIONAL FINANCIAL CORPORATION
                           AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
             Years Ended December 31, 1997, 1996, and 1995


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

The amortized cost and estimated fair value of fixed maturity securities held to maturity at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                Estimated
                                                 Amortized         Fair
                                                    Cost           Value
                                                 ---------      ----------
      Due in 1998                              $ 3,851,682      $ 3,830,935
      Due in 1999 through 2002                  12,072,088       12,456,684
      Due in 2003 through 2007                  23,913,023       24,875,763
      Due after 2007                             2,736,251        2,800,950
      Mortgage-backed securities                 7,124,291        7,124,291
      Redeemable preferred stock                    87,563           88,576
                                               -----------      -----------
                                               $49,784,898      $51,177,199
                                               ===========      ===========

The Company's realized gains and losses in investments are summarized as follows:


                                     1997            1996         1995
                                   -------          ------       ------
      Fixed maturity
        securities held
        to maturity:
      Gross realized gains        $ 37,995        $ 347,728    $ 33,028
      Gross realized losses        (12,457)        (141,848)     (7,112)

      Equity securities
        available for sale:
      Gross realized gains         242,714           89,823     101,874
      Gross realized losses        (15,617)            --        (1,237)

      Other assets                   -0-             (6,160)    206,095
                                  --------        ---------    --------
                   Total          $252,635        $ 289,543    $332,648
                                  ========        =========    ========

The change in unrealized appreciation of investments, as shown in the accompanying consolidated statements of stockholders' equity, relates entirely to equity securities for 1997, 1996, and 1995.

Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential and commercial loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business.
The Company has 83% of its mortgage loans in the state of Utah.


             SECURITY NATIONAL FINANCIAL CORPORATION
                        AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1997, 1996, and 1995

2)  Investments (Continued)

Major categories of net investment income are as follows:

                                         1997          1996        1995
                                        -----         -----       ------
        Fixed maturity
          securities                  $3,519,270   $3,684,089   $3,070,180
        Equity securities                238,097      251,733      266,613
        Mortgage loans
           on real estate                774,478    1,225,207    1,888,855
        Real estate                    1,375,996    1,281,511    1,115,212
        Policy loans                     170,726      168,857      138,303
        Short-term investments           529,979      575,498      366,426
        Other                          1,310,246    1,179,889      522,526
              Gross investment income  7,918,792    8,366,784    7,368,115
        Investment expenses             (779,212)    (849,770)    (688,411)
                                      ----------   ----------   ----------
        Net investment
              income                  $7,139,580   $7,517,014   $6,679,704
                                      ==========   ==========   ==========

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of approximately $609,000, $655,000 and $574,000 for 1997,
1996, and 1995, respectively.

Investment expenses consist primarily of depreciation, property taxes and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $7,155,070 at December 31, 1997 and $7,295,953 at December 31, 1996.

3)  Cost of Insurance Acquired

Information with regard to cost of insurance acquired is as follows:

                                     1997            1996          1995
                                   -------          ------        ------
Balance at
  beginning of year               $3,748,654      $4,007,804    $3,580,964
Cost of insurance
  acquired                            --              --           673,167
Interest accrued at 7%               262,406         280,546       250,667
Amortization                        (641,042)       (539,696)     (496,994)
Net amortization
  charged to income                 (378,636)       (259,150)     (246,327)
                                  ----------      ----------    ----------
Balance at end of year            $3,370,018      $3,748,654    $4,007,804
                                  ==========      ==========    ==========


Net amortization charged to income is expected to approximate $297,000, $280,000, $259,000, $245,000, and
$233,000 for the years 1998 through 2002.

                      SECURITY NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                    Years Ended December 31, 1997, 1996, and 1995


4) Property, Plant and Equipment

The cost of property, plant and equipment is summarized below:



                                       December 31,
                              1997                        1996
                            -------                      ------
Land and Buildings       $ 6,584,835                 $ 6,275,098
Furniture and equipment    4,784,763                   4,457,473
                         -----------                 -----------
                          11,369,598                  10,732,571
Less accumulated
   depreciation           (4,728,036)                 (4,218,591)
                         -----------                 -----------
                         $ 6,641,562                 $ 6,513,980
                         ===========                 ===========


5)      Bank Loans Payable and Lines of Credit

Bank loans payable are summarized
as follows:

                                                December 31,
                                        1997                     1996
Bank prime rate (8.5% at
   December 31, 1997) plus
   1/2% note payable in
   monthly installments of
   $36,420 including principal
   and interest, collateralized
   by 15,000 shares of Security
   National Life stock, due
   December 1999.                   $2,221,394                 $2,456,336

10% note payable in monthly
   installments of $8,444
   including principal and
   interest, collateralized by
   real property, which book
   value is approximately
   $1,148,000, due January 2013.       789,516                    810,725

One year treasury constant
   maturity (8.03% at December
   31, 1997) plus 2.75% note
   payable in monthly
   installments of $6,000,
   including principal and
   interest, collateralized by
   real property, which book
   value is approximately
   $441,000, due October
   1999.                               295,113                    336,385

Bank prime rate (8.5% at
   December 31, 1997) less
   1.35% note payable in
   monthly installments of
   $20,836, including principal
   and interest, collateralized
   by real property, which
   book value is approximately
   $1,164,000, due November
   2007                              1,789,349                  1,839,009




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1997, 1996, and 1995


5)  Bank Loans Payable and Lines of Credit (Continued)

                                                      December 31,
                                                1997                 1996
Time deposit (5.1% at
   December 31, 1997) plus
   2% note payable in monthly
   installments of $3,500,
   including principal and
   interest, collateralized
   by 75% of the unpaid face
   amount of the accounts
   receivable, which are less
   than 60 days from payment
   date, due March 2006                         -0-                238,477

Bank prime rate (8.5% at
   December 31, 1997) plus
   1/2% note payable in monthly
   installments of $7,235
   including principal and
   interest collateralized
   by real property, which
   book value is approximately
   $975,000, due August
   1999.                                     460,654              502,856

Bank prime rate (8.5% at
   December 31, 1997) less
   1.35% note payable in
   monthly installments of
   $2,736 including principal
   and interest, collateralized
   by treasury shares of
   the Company's stock, due
   December 2005.                           233,000                 -0-

Bank prime rate (8.25% at
   December 31, 1996) plus 1%
   note payable in monthly
   installments of $35,000,
   including principal and
   interest, collateralized
   by real property, which
   book value is approximately
   $2,284,000, due February
   2003                                       -0-                 274,954

Other collateralized
   bank loans payable                      308,325                309,377
                                        ----------             ----------
   Total bank loans                      6,097,351              6,768,119

Less current installments                  597,523              2,745,518
                                        ----------             ----------
   Bank loans, excluding
   current installments                 $5,499,828             $4,022,601
                                        ==========             ==========


                  SECURITY NATIONAL FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                Years Ended December 31, 1997, 1996, and 1995


5)            Bank Loans Payable and Lines of Credit (Continued)

                                                      December 31,
                                               1997                 1996
$20 million revolving
   line of credit at the
   London Interbank
   offered rates (5.75% at
   December 31, 1997)
   plus 1.45% note payable
   within 30 days collateralized
   by receivable from mortgage
   loans sold to investors.                 $   -0-            $ 1,211,890

$100,000 revolving line of
   credit at bank prime rate
   (8.5% at December 31, 1997)
   plus 1/2%  note payable
   within 30 days.                         $  100,000          $    -0-


See Note 6 for summary of maturities in subsequent years.

6)  Notes and Contracts Payable

Notes and contracts payable are summarized as follows:

                                                  December 31,
                                         1997                     1996
10% note payable in monthly
   installments of $37,551,
   including principal and
   interest, collateralized
   by a building, which book
   value is approximately
   $2,898,000, due December,
   1997.                             $    -0-                 $  845,177

Due to former stockholders
   of Deseret Memorial, Inc.
   resulting from the
   acquisition of such entity.
   Amount represents the
   present value discounted
   at 8% of monthly annuity
   payments ranging from
   $4,600 to $5,000 plus
   an index adjustment in
   the 7th through the 12th
   years, due September 2011.          680,220                   687,450

Due to former stockholders
   of Greer Wilson resulting from
   the acquisition of such entity.
   Amount represents the present
   value discounted at 10% of
   monthly annuity payments of
   $7,000, due March 2005.             435,543                   474,544


                 SECURITY NATIONAL FINANCIAL CORPORATION
                            AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
               Years Ended December 31, 1997, 1996, and 1995


6)            Notes and Contracts Payable (Continued)
                                                          December 31,
                                                  1997               1996
Due to former stockholders of
   Civil Service Employees Life
   Insurance Company resulting from
   the acquisition of such entity.
   7% note payable in seven annual
   principal payments of $151,857,
   due December 2003.                           759,286           911,143

Due to former stockholders
   of Crystal Rose Funeral
   Home resulting from the
   acquisition of such entity.
   Amount represents the present
   value discounted at 9% of
   monthly annuity payments of
   $5,350 due February 2007.                    263,261             -0-

9% note payable in monthly
   installments of $10,000
   including principal and
   interest collateralized
   by real property, which
   book value is approximately
   $2,908,000, due July 2008                    828,836          872,933

Other notes payable                             816,420          718,674
                                           ------------       ----------
Total notes and
   contracts payable                          3,783,566        4,509,921
Less current
   installments                                 422,061        1,227,983
                                           ------------       ----------
Notes and contracts,
excluding current
installments                                 $3,361,505       $3,281,938
                                             ==========       ==========


The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

            1998                           $  1,119,584
            1999                              3,242,273
            2000                                659,877
            2001                                683,251
            2002                                697,107
         Thereafter                           3,578,825
                                           ------------
            Total                            $9,980,917
                                           ============

Interest paid approximated interest expense in 1997, 1996 and 1995.


               SECURITY NATIONAL FINANCIAL CORPORATION
                          AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
             Years Ended December 31, 1997, 1996, and 1995



7)  Cemetery and Mortuary Endowment Care and Pre-need
    Merchandise Funds

The Company owns and operates several endowment care cemeteries, for which it has established and maintains an endowment care fund. The Company records a liability to the fund for each space sold at current statutory rates.
The Company is not required to transfer assets to the fund until the spaces are fully paid for. The liability to the endowment care fund is summarized as follows:

                                                   December 31,
                                            1997                 1996
Liability for spaces sold             $ 1,351,788           $ 1,317,998
Less assets in the fund                (1,230,418)           (1,247,381)
                                      -----------           -----------
    Total due to fund                 $   121,370           $    70,617


Assets in the endowment care fund, at cost, are summarized as follows:

                                               December 31,
                                    1997                           1996
Cash and cash equivalents       $  111,637                     $  134,850
Mutual funds                         --                            22,053
Equity securities                   94,613                         94,613
Participation in mortgage
    loans with Security
    National Life                  889,168                        860,865
Other                              135,000                        135,000
                                ----------                     ----------
    Total                       $1,230,418                     $1,247,381
                                ==========                     ==========

The Company has established and maintains certain restricted asset accounts to provide for future merchandise obligations incurred in connection with its pre-need sales.
Such amounts are reported as restricted assets of cemeteries and mortuaries in the accompanying balance sheet.

Assets in the restricted asset account, which are reported at cost, are summarized as follows:

                                                 December 31,
                                          1997                  1996
Cash and cash equivalents            $2,038,828            $1,244,808
Mutual funds                            132,944               125,516
Fixed maturity securities               384,690               819,680
Equity securities                        77,778                77,778
Participation in mortgage
    loans with Security
    National Life                     1,221,849             1,153,143
Time certificate of deposit              33,696                33,697
                                     ----------            ----------
    Total                            $3,889,785            $3,454,622
                                     ==========            ==========

8)  Income Taxes

The Company's income tax liability at December 31 is summarized as follows:

                                             December 31,
                                  1997                        1996
Current                       $  226,300                 $   26,129
Deferred                       3,007,115                  2,716,384
                              ----------                 ----------
Total                         $3,233,415                 $2,742,513
                              ==========                 ==========

              SECURITY NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
           Years Ended December 31, 1997, 1996, and 1995


8)  Income Taxes (Continued)

Significant components of the Company's deferred tax assets and liabilities at December 31 are approximately as follows:



                                            1997              1996
Assets
Future policy benefits                   $(67,238)        $(112,868)
Uncollected agents'
    balances                              (45,140)          (45,140)
Difference between book
    and tax basis of bonds                (46,885)          (56,771)
AMT credits                               (13,064)          (44,719)
Net operating
 loss carryforwards
 expiring in the years
 2001 through 2010                       (219,069)         (174,456)
Capital loss
 carryforward                               --              (11,177)
                                        --------         ----------
Total deferred
    tax assets                          $(391,396)        $(445,131)
                                        =========         =========
Liabilities
Deferred policy
  acquisition costs                     $ 394,253         $ 274,313
Cost of insurance
  acquired                                466,426           509,817
Installment sales                         538,205           639,845
Depreciation                              790,136           877,448
Trusts                                    528,803           505,839
Tax on unrealized
  appreciation                            130,796             --
Other                                     549,892           354,253
                                        ---------         ---------
Total deferred
  tax liabilities                       3,398,511         3,161,515
                                       ----------        ----------
Net deferred tax
  liability                            $3,007,115        $2,716,384
                                       ==========        ==========


The Company paid approximately $18,000 of income taxes in 1996, and paid no income taxes in 1997 and 1995. The
Company's income tax expense is summarized as follows:


                                1997        1996      1995
                               ------      ------    ------
Current                      $200,173   $(168,527) $191,000
Deferred                      159,935     307,985   537,000
                             --------   ---------  --------
Total                        $360,108   $ 139,458  $728,000
                             ========   =========  ========

               SECURITY NATIONAL FINANCIAL CORPORATION
                          AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
            Years Ended December 31, 1997, 1996, and 1995


8)  Income Taxes(Continued)

The reconciliation  of  income  tax  expense at the U.S.
federal statutory rates is as follows:


                                   1997         1996           1995
Computed expense at
  statutory rate               $562,772      $ 461,574     $ 768,000
Special deductions
  allowed small life
  insurance
  companies                    (152,215)      (260,803)     (164,000)
Dividends received
  deduction                     (32,343)       (32,968)      (40,000)
Prior year
  provision to tax
  return true-up                (18,421)         --          158,000
Other, net                          315        (28,345)        6,000
                              ---------      ---------     ---------
  Tax expense                  $360,108      $ 139,458     $ 728,000
                              =========      =========     =========

A portion of the life insurance income earned prior to 1984 was not subject to current taxation but was accumulated for tax purposes, in a "policyholders' surplus account." Under provisions of the Internal Revenue Code, the policyholders' surplus account was frozen at its December 31, 1983 balance and will be taxed generally only when distributed. As of December 31, 1997, the policyholders' surplus accounts approximated $4,300,000. Management does not intend to take actions nor does management expect any events to occur that would cause federal income taxes to become payable on that amount. However, if such taxes were accrued, the amount of taxes payable would be approximately $1,449,000.

The insurance company has remaining loss carry forwards for tax purposes of approximately $1,600,000, approximately
$586,000 of which is subject to an annual limitation of approximately $300,000.

9)   Reinsurance, Commitments and Contingencies

The Company follows the procedure of reinsuring risks in excess of a specified limit, which was $50,000 at December
31, 1997 and 1996. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to $46,254,429 at December 31, 1997 and $52,508,120 at December 31, 1996.

Mortgage loans originated and sold to unaffiliated investors are sold subject to certain recourse provisions.

                  SECURITY NATIONAL FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                Years Ended December 31, 1997, 1996, and 1995


9)   Reinsurance, Commitments and Contingencies (Continued)

The Company has been named as a party in connection with pending litigation brought by Garry Eckard & Co., Inc.
("Eckard") in the Federal District Court for the Southern
District of Indiana.  The complaint was filed on October
14, 1996 and alleges breach of contract and civil conversion pertaining to a finder's fee and seeks an unspecified amount of damages plus costs and attorneys' fees. In a prior letter to the Company from Eckard, it appears that the amount of the fee being sought is $152,000. The complaint, pursuant to the civil conversion claim, seeks treble damages under Indiana's civil conversion statute.

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

Security National Life Insurance Company then filed a motion to dismiss for lack of personal jurisdiction. On
October 10, 1997, this motion to dismiss the complaint for lack of personal jurisdiction was granted thereby also dismissing the case against Security National Life
Insurance Company. Thus, the case in Indiana was dismissed without prejudice against both the Company and Security
National Life Insurance Company for lack of personal jurisdiction.

On March 13, 1998, a letter was sent by Eckard's counsel relative to a settlement proposal together with a draft complaint against the Company and Security National Life
Insurance Company for filing in the United States District
Court for the District of Utah. There appears to be no material difference between the complaint prepared for filing in Utah and the amended complaint which had been filed in Indiana. Assuming that settlement will not immediately take place, and that the matter will be filed in Utah, the Company believes there is no basis to the claims in the draft complaint. The Company intends to vigorously defend against the action.

The Company has also been named as a party in the pending litigation brought by John and Donna Mackay (the "Mackays") in the Third Judicial Court, Salt Lake County, State of
Utah. The complaint alleges that certain payments are due to the Mackays pursuant to a contract which at the date of filing was claimed to be in the amount of $25,000 plus interest with arrearages purportedly continuing to increase the principal claimed in the amount of approximately $600 per month.

                 SECURITY NATIONAL FINANCIAL CORPORATION
                            AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
              Years Ended December 31, 1997, 1996, and 1995


9)   Reinsurance, Commitments and Contingencies (Continued)

The complaint brought by the Mackays also alleges certain items of personal property were removed from their location, sold or destroyed, which it is alleged had a value of approximately $50,000, for which the Company is allegedly liable, and that the Company also should deliver to the Mackays 80 shares of Spring Creek Irrigation Company common stock, which allegedly has "substantial value." The
Mackays have also included a claim for breach of the implied covenant of good faith and fair dealing with alleged damages "to be determined by the trier of fact and such punitive damages as the court determines." Although formal discovery is in process, a full evaluation has not been made of the matter at this point. Management has directed that the action be defended as well as having directed the filing of a counterclaim.

The Company and its subsidiaries, Security National Life
Insurance Company, Greer-Wilson Funeral Home, Inc., Crystal
Rose Funeral Home, and Sunset Funeral Homes, Inc. have been named as parties in the pending litigation brought by York
Products, Inc. ("York Products") in the Superior Court of the State of Arizona, Maricopa County. The litigation seeks collection of a total sum of $68,660 plus attorneys' fees and interest. The Company is presently disputing the amounts that York Products claims to be due and owing, and the court has ordered that the matter be submitted to compulsory non-binding arbitration under the Arizona Rules of Civil Procedure.

The Company is also a defendant in various other legal actions arising from the normal conduct of business.
Management believes that none of the actions will have a material effect on the Company's financial position or results of operations.

10)    Retirement Plans

The Company and its subsidiaries have a noncontributory
Employee Stock Ownership Plan (ESOP) for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,040 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors. The Company's contributions are allocated to eligible employees based on the ratio of each eligible employee's compensation to total compensation for all eligible employees during each year. ESOP contribution expense totaled $45,616, $50,017, and $21,914 for 1997,
1996, and 1995, respectively.  At December 31, 1997 the
ESOP held 601,037 shares of Class A and 1,103,717 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has a 401(k) savings plan covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section
401(k) of the Internal Revenue Code.  The plan allows

                   SECURITY NATIONAL FINANCIAL CORPORATION
                              AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996, and 1995


10)  Retirement Plans (Continued)

participants to make pretax contributions up to the lesser of 15% of total annual compensation or the statutory limits
(currently $9,240). The Company may match up to 50% of each employee's investment in Company stock, up to 5% of the employee's total annual compensation. The Company's match will be Company stock and the amount of the match will be at the discretion of the Company's Board of Directors. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. The Company's matching 401(k) contributions for 1997, 1996, and 1995 were approximately $-0-, $50,000,
$21,000, respectively.

11)    Capital Stock

The following table summarizes the activity in shares of capital stock for the three year period ended December 31, 1997:

                                      Class A             Class C
         Balance at December
            31, 1994                 3,558,406           2,275,045

         Stock Dividends               181,901             113,740
         Conversion of Class C
            to Class A                     150                (745)
         Stock Issued                   78,958               --
                                     ---------           ---------

         Balance at December
            31, 1995                 3,819,415           2,388,040

         Stock Dividends               201,879             105,256
         Conversion of Class C
            to Class A                   1,952              (9,760)
         Stock Issued                   87,463               --
         Stock Split of Class C          --              2,483,536
                                     ---------          ----------
         Balance at December
            31, 1996                 4,110,709           4,967,072

         Stock Dividends               206,344             247,329
         Conversion of Class C
            to Class A                   1,359             (13,590)
         Stock Issued                    8,176               --
                                     ---------          ----------
         Balance at December
            31, 1997                 4,326,588           5,200,811
                                    ==========          ==========

The Company has two classes of common stock with shares outstanding, Class A and Class C. Class C shares vote share for share with the Class A shares on all matters except election of one-third of the directors who are elected solely by the Class A shares, but generally are entitled to a lower dividend participation rate. Class C shares are convertible into Class A shares at any time on a ten to one ratio. Also Class A shares can be converted into Class C shares, but the conversion rights have numerous restrictions.

                  SECURITY NATIONAL FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                Years Ended December 31, 1997, 1996, and 1995


11)  Capital Stock (Continued)

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

Stockholders of both classes of common stock have received
5% stock dividends in the years 1989 through 1997, as authorized by the Company's Board of Directors.

The Company has Class B Common Stock of $1.00 par value,
5,000,000 shares authorized, of which none are issued.
Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B Common Stock.

                SECURITY NATIONAL FINANCIAL CORPORATION
                           AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
              Years Ended December 31, 1997, 1996, and 1995


11)  Capital Stock (Continued)

In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                   1997           1996           1995
Numerator:
  Net income                   $1,308,941      $1,237,145     $1,551,780

Denominator:
  Denominator for
    basic earnings per
    share--weighted-average
    shares                      3,988,034       3,750,498       3,507,766

  Effect of
    dilutive securities:
    Employee stock
      options                      19,606          23,321          --
    Stock appreciation
      rights                       85,051          81,741          67,859
                                ---------       ---------       ---------
    Dilutive potential
      common shares               104,657         105,062          67,859

    Denominator
      for diluted
      earnings per
      share-adjusted
      weighted-average
      shares and
      assumed
      conversions                4,092,691      3,855,560       3,575,625
                                ==========     ==========      ==========
    Basic earnings
      per share                      $0.33          $0.33           $0.44
                                     =====          =====           =====

    Diluted earnings
      per share                      $0.32          $0.32           $0.43
                                     =====          =====           =====

There are no dilutive effects on net income for purpose of this calculation.

12)  Deferred Compensation Plans

In 1987, the Company adopted the 1987 Incentive Stock
Option Plan (the 1987 Plan). The 1987 Plan provides that shares of the Class A Common Stock of the Company may be optioned to certain officers and key employees of the Company. The 1987 Plan establishes a Stock Option Plan

              SECURITY NATIONAL FINANCIAL CORPORATION
                         AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
            Years Ended December 31, 1997, 1996, and 1995


12)  Deferred Compensation Plans (Continued)

Committee which selects the employees to whom the options will be granted and determines the price of the stock. The
1987 Plan establishes the minimum purchase price of the stock at an amount which is not less than 100% of the fair market value of the stock (110% for employees owning more than 10% of the total combined voting power of all classes of stock).

The 1987 Plan provides that if additional shares of Class
A Common Stock are issued pursuant to a stock split or a stock dividend, the number of shares of Class A Common
Stock then covered by each outstanding option granted hereunder shall be increased proportionately with no increase in the total purchase price of the shares then covered, and the number of shares of Class A Common Stock reserved for the purpose of the 1987 Plan shall be increased by the same proportion. In the event that the time issued and outstanding are reduced by a combination of shares, the number of shares of Class A Common Stock then covered by each outstanding option granted hereunder shall be reduced proportionately with no reduction in the total price of the shares then so covered, and the number of shares of Class A Common Stock reserved for the purposes of the 1987 Plan shall be reduced by the same proportion.

The 1987 Plan terminated in 1997 and options granted are non-transferable. Options granted and outstanding under the 1987 Plan include Stock Appreciation Rights which permits the holder of the option to elect to receive cash, amounting to the difference between the option price and the fair market value of the stock at the time of the exercise, or a lesser amount of stock without payment, upon exercise of the option.

Activity of the 1987 Plan is summarized as follows:

                                 Number               Option
                               of Shares               Price
Outstanding at
December 31, 1994               176,893           $2.43 - $2.72

  Dividend                        8,845
                                -------
Outstanding at
December 31, 1995               185,738           $2.31 - $2.59

 Dividend                         9,287
 Exercised                     (172,716)
                              ---------
Outstanding at
December 31, 1996                22,309           $2.20 - $2.47

 Granted                        148,000
 Dividend                         7,400
 Exercised                      (22,309)
                               --------

                SECURITY NATIONAL FINANCIAL CORPORATION
                           AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
             Years Ended December 31, 1997, 1996, and 1995


12)  Deferred Compensation Plans (Continued)

                                 Number              Option
                               of Shares             Price
Outstanding at
December 31, 1997              155,400              $4.29 - $4.71
                              ========
 Exercisable
 at end of year                155,400
                              ========
Available options
 for future grant
 1987 Stock
 Incentive Plan                  -0-
                              ---------

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

The options were granted to reward certain officers and key employees who have been employed by the Company for a number of years and to help the Company retain these officers by providing them with an additional incentive to contribute to the success of the Company.

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

               SECURITY NATIONAL FINANCIAL CORPORATION
                          AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
             Years Ended December 31, 1997, 1996, and 1995


12)  Deferred Compensation Plans (Continued)

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

Activity of the 1993 Plan is summarized as follows:

                                  Number                Option
                                 of Shares               Price
Outstanding at
December 31, 1994                198,200            $2.98 - $4.40
    Dividend                       9,910
                                --------
Outstanding at
December 31, 1995                208,110            $2.84 - $4.19
    Dividend                      13,706
    Granted                       66,000
                                --------
Outstanding at
December 31, 1996                287,816            $2.70 - $4.52
    Cancelled                     (9,450)
    Dividend                      13,918
                                --------
Outstanding at
December 31, 1997                292,284            $2.58 - $4.31
                                ========
Exercisable
at end of year                   292,284
                                ========
Available options
    for future grant
    1993 Stock
    Incentive Plan               375,300
                                ========

         SECURITY NATIONAL FINANCIAL CORPORATION
                    AND SUBSIDIARIES
       Notes to Consolidated Financial Statements
      Years Ended December 31, 1997, 1996, and 1995


13)  Statutory-Basis Financial Information

The Company's life insurance subsidiary is domiciled in Utah and prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Utah Insurance Department. "Prescribed" statutory accounting practices are interspersed throughout state insurance laws and regulations, the National
Association of Insurance Commissioners ("NAIC") Accounting
Practices and Procedures Manual and a variety of other NAIC publications. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed;
such practices may differ from state to state, may differ from company to company within a state, and may change in the future.

The NAIC currently is in the process of codifying statutory accounting practices ("Codification"). Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. Codification, which is expected to be approved by the NAIC in 1998, will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Company, the state of Utah must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Utah Insurance
Department. However, based on current draft guidance, management believes that the impact of codification will not be material to the Company's statutory-basis financial statements. Statutory net income and statutory stockholder's equity for the life subsidiary as reported to state regulatory authorities, is presented below:



                                  1997             1996         1995
Statutory net income
   for the years
   ended December 31        $   712,219        $   694,745    $1,414,246

Statutory
   Stockholder's
   Equity at
    December 31             $11,789,615        $10,020,668    $9,472,696


Generally, the net assets of the life insurance subsidiary available for transfer to the Company are limited to the amounts that the life insurance subsidiary's net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements;
however, payments of such amounts as dividends are subject to approval by regulatory authorities.

The Utah Insurance Department imposes minimum risk-based capital requirements that were developed by the NAIC on insurance enterprises. The formulas for determining the risk-based capital ("RBC") specify various factors that are applied to financial balances or various levels of activity

           SECURITY NATIONAL FINANCIAL CORPORATION
                      AND SUBSIDIARIES
          Notes to Consolidated Financial Statements
         Years Ended December 31, 1997, 1996, and 1995


13)  Statutory-Basis Financial Information (Continued)

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

               SECURITY NATIONAL FINANCIAL CORPORATION
                          AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
            Years Ended December 31, 1997, 1996, and 1995


14)  Business Segment Information

The Company is principally involved in three segments: Life insurance, cemetery/mortuary operations and mortgage operations. All intercompany transactions between the business segments have been eliminated in this presentation and therefore, the operations for each business segment do not reflect the interest income/expense from intercompany borrowings. The following schedules summarize segment information for the three segments and corporate activities for 1997, 1996, and 1995:

                                                   1997

                   Life                   Cemetery/
                 Insurance   Corporate    Mortuary    Mortgage   Consolidated
Revenues:
Premium and
   other
   consider-
   ations     $ 6,140,783    $            $           $        $  6,140,783
Net mortuary
   and cemetery
   sales                                   9,230,864              9,230,864
Mortgage fee
   income                                              5,661,867  5,661,867
Net investment
   income       5,856,221      9,834         609,194     664,331  7,139,580
Realized gains
   on investments
   and other
   assets         252,635                                           252,635
Other revenues     13,778      7,044          27,621         450     48,893
               ----------   --------      ----------  ----------  ---------
              $12,263,417  $  16,878      $9,867,679  $6,326,648 $28,474,622

Expenses:
Death and other
  policy
  benefits    $ 3,694,442  $              $           $           $  3,694,442
Increase in
  future
  policy
  benefits      2,974,915                                            2,974,915
Amortization of
  deferred policy
  acquisition costs
  and cost
  of insurance
  acquired      1,132,298                                            1,132,298
General,
   administrative
   and other
   costs        3,819,397    395,880       9,362,215     5,426,426  19,003,918
              -----------  ---------     -----------   ----------- -----------
              $11,621,052  $ 395,880     $ 9,362,215    $5,426,426 $26,805,573
              -----------  ---------     -----------    ---------- ------------
Earnings
 before
 income taxes $  642,365   $(379,002)    $   505,464    $  900,222 $ 1,669,049
             -----------  ----------    ------------   ----------- -----------
Identifiable
 assets      $99,817,217   $ 297,032     $24,336,909    $1,000,721 $125,451,879
             ===========   =========     ===========    ========== ============

                        SECURITY NATIONAL FINANCIAL CORPORATION
                                   AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                    Years Ended December 31, 1997, 1996, and 1995

14)  Business Segment Information (Continued)

                                    1996


                      Life                  Cemetery/
                    Insurance   Corporate   Mortuary   Mortgage   Consolidated
Revenues:
Premium
 and other
 considerations  $ 5,666,436    $           $         $           $ 5,666,436
Net mortuary
 and cemetery
 sales                                       8,138,010              8,138,010
Mortgage
  fee income                                           8,236,709    8,236,709
Net investment
  income           6,166,585      30,717       655,255   664,457    7,517,014
Realized gains
  on investments
  and other
  assets             289,543                                          289,543
Other revenues        24,363          56        50,570                 74,989
                 -----------   ---------  ----------- ----------- -----------
                 $12,146,927   $  30,773  $ 8,843,835 $ 8,901,166 $29,922,701
Expenses:
Death and other
   policy
   benefits      $ 3,596,138   $          $           $           $ 3,596,138
Increase in
   future policy
   benefits        2,744,326                                        2,744,326
Amortization of
  deferred policy
  acquisition costs
  and cost of
  insurance
  acquired         1,239,918                                        1,239,918
General,
  administrative
  and other costs  3,392,730     953,921    8,449,406   8,169,659  20,965,716
                  ----------   ---------   ----------  ---------- -----------
                 $10,973,112  $  953,921  $ 8,449,406 $ 8,169,659 $28,546,098
                 -----------  ----------  ----------- ----------- -----------
Earnings
  before
  income
  taxes          $ 1,173,815  $ (923,148) $   394,429 $   731,507 $  1,376,603
                 -----------  ----------  ----------- ----------- ------------
Identifiable
 assets          $98,428,230  $  264,395  $23,916,366 $ 2,100,512 $124,709,503
                 ===========  ==========  =========== =========== ============

                          SECURITY NATIONAL FINANCIAL CORPORATION
                                      AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                       Years Ended December 31, 1997, 1996, and 1995

14)  Business Segment Information (Continued)

                                     1995


                     Life                 Cemetery/
                  Insurance   Corporate   Mortuary  Mortgage  Consolidated
Revenues:
Premium and
  other
  considerations $ 5,796,011   $         $          $         $  5,796,011
Net mortuary
  and cemetery
  sales                                   8,238,347              8,238,347
Mortgage
  fee income                                         4,943,103   4,943,103
Net investment
  income           5,630,462     14,518     574,116    460,608   6,679,704
Realized gains
 on investments
  and other
  assets             126,553    206,095                            332,648
Other revenues        38,058      1,021      32,440                 71,519
                 -----------  ---------   ---------  ----------  ---------
                 $11,591,084  $ 221,634 $ 8,844,903 $ 5,403,711 $26,061,332

Expenses:
Death and
  other policy
  benefits       $ 3,778,544  $         $           $            $  3,778,544
Increase in
  future policy
  benefits         2,333,155                                        2,333,155
Amortization of
  deferred policy
  acquisition costs
  and cost
  of insurance
  acquired         1,149,510                                        1,149,510
General,
  administrative
  and other costs  3,446,726    529,678   7,916,262   4,647,993    16,540,659
                 -----------  ---------  ---------- -----------  ------------
                 $10,707,935  $ 529,678 $ 7,916,262 $ 4,647,993  $ 23,801,868
                 -----------  --------- ----------- -----------  ------------
Earnings
  before income
  taxes          $   883,149  $(308,044)$   928,641 $   755,718  $  2,259,464
                 -----------  --------- ----------- -----------  ------------
Identifiable
 assets          $98,384,064  $ 361,161 $24,126,993 $15,340,465  $138,212,683
                 ===========  ========= =========== ===========  ============

               SECURITY NATIONAL FINANCIAL CORPORATION
                          AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
           Years Ended December 31, 1997, 1996, and 1995



15)  Disclosure about Fair Value of Financial Instruments

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

Investment Contracts: The fair values for the Company's liabilities under investment-type insurance contracts presented are estimated based on the contracts' cash surrender values and are summarized as follows:

                                          Carrying             Fair
                                           Amount              Value
                                                    (In Thousands)
Individual and group
 annuities                                $32,240            $31,402
Supplementary contracts
 without life contingencies                   343                343
 with life contingencies                    1,428              1,428
                                          -------            -------
Total                                     $34,011            $33,173
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


                                            Schedule I

                   SECURITY NATIONAL FINANCIAL CORPORATION
                              AND SUBSIDIARIES
                          Summary of Investments
                  Other than Investments in Related Parties



As of December 31, 1997:

                                                             Amount at
                                                               Which
                                                               Shown
                                               Estimated       in the
Type of Investment               Amortized       Fair         Balance
                                   Cost         Value          Sheet
Fixed maturity securities
    held to maturity:
Bonds:
    United States
        Government and
        government agencies
        and authorities       $17,212,358     $17,500,035    $17,212,358
    States,
        municipalities and
        political
        subdivisions              216,290         217,950        216,290
    Mortgage backed
        securities              7,124,291       7,124,291      7,124,291
    Corporate securities
        including public
        utilities              25,144,396      26,246,347     25,144,396
Redeemable preferred
        stocks                     87,563          88,576         87,563
                               ----------     -----------    -----------
    Total                      49,784,898      51,177,199     49,784,898
                               ----------     -----------    -----------

Equity securities,
    available for sale:
    Common Stocks:
        Public utilities          266,461        489,892         489,892
        Banks, trusts and
          insurance
          companies                91,725        491,272         491,272
        Industrial,
          miscellaneous
         and all other          3,418,586      3,674,158       3,674,158
    Nonredeemable
        preferred stocks           93,306        176,491         176,491
                               ----------     ----------      ----------
        Total                   3,870,078      4,831,813       4,831,813
                               ----------     ----------      ----------
Mortgage loans on
 real estate                    8,307,237                      8,307,237
Real estate                     7,559,725                      7,559,725
Policy loans                    2,882,711                      2,882,711
Other investments               3,783,088                      3,783,088
                              -----------                    -----------
    Total investments         $76,187,137                    $77,149,472
                              ===========                    ===========


                                              Schedule II

                    SECURITY NATIONAL FINANCIAL CORPORATION
                            (Parent Company Only)

                               Balance Sheets


                                            December 31,
                                     1997                   1996
Assets
Short-term investments         $   283,190             $   278,901

Cash                                28,353                 (10,841)

Investment in subsidiaries
   (equity method)              29,043,712              27,379,166

Receivables:
Receivable from affiliates       1,584,965               1,671,368
Other                              (19,232)                (19,234)
                                ----------              ----------
         Total receivables       1,565,733               1,652,134

Property, plant and
  equipment, at cost,
  net of accumulated
  depreciation of $309,204
  for 1997 and $298,560
  for 1996                           4,721                 15,365

Other assets                        --                        202
                               -----------            -----------
      Total assets             $30,925,709            $29,314,927
                               ===========            ===========


See accompanying notes to parent company only financial statements.

                                  Schedule II Continued)

            SECURITY NATIONAL FINANCIAL CORPORATION
                    (Parent Company Only)

                Balance Sheets (Continued)



                                             December 31,
                                     1997                       1996
Liabilities:
Bank loans payable:
   Current installments       $   245,041                $   233,019
   Long-term                    1,976,353                  2,223,317

Notes and contracts payable:
   Current installments           181,319                    153,132
   Long-term                      607,429                    787,473

Advances from affiliated
  companies                     1,781,118                  1,781,118

Accounts payable                   --                          9,934

Other liabilities and
  accrued expenses                489,671                    533,314

Income taxes                      249,848                    125,592
                               ----------                 ----------
  Total liabilities             5,530,779                  5,846,899
                               ----------                 ----------

Stockholders' equity:
Common Stock:
    Class A:  $2 par value,
      authorized 10,000,000
      shares, issued
      4,326,588 shares in
      1997 and 4,110,709
      shares in 1996            8,653,176                  8,221,418
    Class C:  $0.20 par
      value, authorized
      7,500,000 shares,
      issued 5,200,811
      shares in 1997
      and 4,967,072
      shares in 1996            1,040,162                    993,413
                               ----------                 ----------
Total common stock              9,693,338                  9,214,831

Additional paid-in capital      9,133,454                  8,675,386
Unrealized appreciation
    of investments                830,939                    259,915
Retained earnings               7,533,259                  7,118,528
Treasury stock at cost
    (659,992 Class A
    shares and 56,217
    Class C shares in
    1997; 631,576
    Class A shares and
    53,540 Class C shares
    in 1996, held
    by affiliated
    companies)                  (1,796,060)               (1,800,632)
                              ------------             -------------
Total stockholders'
    equity                      25,394,930                23,468,028
                              ------------              ------------
    Total liabilities
          and stockholders'
          equity               $30,925,709              $ 29,314,927
                               ===========              ============

See accompanying notes to parent company only financial statements.


                               Schedule II (Continued)

               SECURITY NATIONAL FINANCIAL CORPORATION
                       (Parent Company Only)

                     Statements of Earnings




                                        Year Ended December 31,
                               1997              1996               1995
Revenue:
  Net investment
    income               $   16,878        $   30,717        $   14,518
 Realized gain from
   sale of
   subsidiary                 --                --              206,095
 Fees from
   affiliates               757,567            754,294          765,410
                          ---------         ----------        ---------
     Total revenue          774,445            785,011          986,023
                          ---------         ----------        ---------

Expenses:
  General and
    administrative
    expenses                138,425            644,640          278,581
  Interest expense          260,293            313,032          271,701
                          ---------          ---------         --------
     Total expenses         398,718            957,672          550,282
                          ---------          ---------         --------
Earnings (loss)
  before income
  taxes, and
  earnings of
  subsidiaries              375,727           (172,661)         435,741

Income tax expense         (124,256)           (26,112)         (98,142)

Equity in earnings
  of subsidiaries         1,057,470          1,435,918        1,214,181
                         ----------         ----------       ----------
Net earnings             $1,308,941         $1,237,145       $1,551,780
                         ==========         ==========       ==========


See accompanying notes to parent company only financial statements.



                               Schedule II (Continued)

                  SECURITY NATIONAL FINANCIAL CORPORATION
                          (Parent Company Only)
                        Statements of Cash Flow


                                              Year Ended December 31,
                                    1997            1996             1995
Cash flows from
  operating activities:
  Net earnings                  $1,308,941       $1,237,145      $1,551,780
Adjustments to
  reconcile net earnings
  to net cash provided
  by (used in)
  operating activities:
  Depreciation and
    amortization                    10,644           24,953          11,014
  Provision for loss on
    accounts receivable              --               --            161,528
  Undistributed earnings
    of affiliates               (1,057,470)      (1,435,918)     (1,214,181)
  Provision for
    income taxes                   124,254          (99,514)         98,142
  Change in assets and
    liabilities:
  Accounts receivable               86,403          103,006        (327,115)
    Other assets                       202              (74)            (74)
    Accounts payable and
      accrued expenses              31,046          431,735          (6,593)
    Other liabilities              (43,732)          (7,134)        138,282
Net cash provided by
   operating activities            460,288          254,199         412,783

Cash flows from investing
   activities:
   Purchase of short-term
    investments                    (96,039)        (212,051)          --
   Proceeds from sale of
    short term investments          91,750          208,000         385,555
   Investment in
    subsidiaries                   (75,000)         121,002      (2,533,021)
   Purchase of property
    plant & equipment                --               --               (517)
Net cash (used in)
    provided by
    investing activities           (79,289)         116,951      (2,147,983)

Cash flows from financing
   activities:
   Proceeds from advances
     from affiliates                 --               --            833,182
   Payments of notes and
     contracts payable            (386,799)        (410,271)       (170,743)
   Purchase of treasury
    stock                            --              (1,000)          --
   Sale of treasury stock           44,994            --
Proceeds from borrowings
     on notes and
   contracts payable                 --               --          1,063,000
                               -----------     ------------    ------------
Net cash (used in)
   provided by
   financing activities           (341,805)        (411,271)      1,725,439
                               -----------     ------------     -----------
Net change in cash                  39,194          (40,121)         (9,761)
Cash at beginning of year          (10,841)          29,280          39,041
                               -----------     ------------     -----------
Cash at end of year             $   28,353      $   (10,841)    $    29,280
                                ==========      ===========     ===========


See accompanying notes to parent company only financial statements.


                                 Schedule II (Continued)

                     SECURITY NATIONAL FINANCIAL CORPORATION
                 Notes to Parent Company Only Financial Statements


1) Bank Loans Payable

      Bank loans payable are summarized as follows:

                                                   December 31,
                                            1997                1996
      Bank prime rate (8.5% at
         December 31, 1997)
         plus 1/2%  note payable
         in monthly installments
         of $36,420 including
         principal and interest
         collateralized by 15,000
         shares of Security
         National Life stock due
         December 1999.                 $2,221,394          $2,456,336

         Less current installments         245,041             233,019
                                        ----------          ----------
         Bank loans, excluding
             current installments       $1,976,353          $2,223,317
                                        ==========          ==========


2)  Notes and Contracts Payable

      Notes and contracts are summarized as follows:

                                                  December 31,
                                           1997                 1996
      10 year notes due April 16, 1999,
         1% over U.S. Treasury 6 month
         bill rate                      $ 28,187            $ 28,187

      Due to former stockholders of
         Civil Service Employees Life
         Insurance Company resulting from
         the acquisition of such entity.
         7% note payable in seven annual
         principal payments of $151,857
         due December 2003               759,286             911,143

      Other                                1,275               1,275
                                        --------             -------

      Total notes and contracts          788,748             940,605
      Less current installments          181,319             153,132
                                        --------            --------
      Notes and contracts,
         excluding current
         installments                   $607,429            $787,473
                                        ========            ========

The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:


              1998                $  426,360
              1999                 2,128,210
              2000                   151,857
              2001                   151,857
              2002                   151,858
              Thereafter                --
                                  ----------
              Total               $3,010,142
                                  ==========


                                  Schedule II (Continued)

                     SECURITY NATIONAL FINANCIAL CORPORATION
               Notes to Parent Company Only Financial Statements


3)  Advances from Affiliated Companies
                                                  December 31,
                                             1997           1996
    Non-interest bearing advances
      from affiliates:
    Cemetery and Mortuary
      subsidiary                          $1,126,527     $1,126,527
    Mortgage subsidiary                      200,000        200,000
      Life Insurance subsidiary              454,591        454,591
                                          ----------     ----------
                                          $1,781,118     $1,781,118
                                          ==========     ==========


4)  Dividends

No dividends have been paid to the registrant for each of the last three years by any subsidiaries.

                                                Schedule IV

                    SECURITY NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES

                                 Reinsurance


                                                                Percentage
                                          Ceded to      Assumed  of Amount
                   Direct     Other       from Other     Net     Assumed
                   Amount    Companies    Companies     Amount   to Net
                  -------   ----------   -----------   -------   -----------
1997
Life Insurance
 in force ($000)  $ 602,652  $ 61,629     $ 46,254   $  587,277    7.88%
                  =========  ========     ========   ==========   =====
Premiums:
Life Insurance   $5,575,024  $237,830     $276,086   $5,613,280    4.92%
Accident and
 Health Insurance   426,529    25,367        6,953      408,115    1.70%
                 ----------  -------      --------   ----------   -----
   Total
    premiums     $6,001,553  $263,197     $283,039   $6,021,395    4.70%
                 ==========  ========     ========   ==========    ====
1996
Life Insurance
 in force ($000) $  493,705  $ 73,822     $ 52,508   $  472,391   11.12%
                 ==========  ========     ========   ==========  ======
Premiums:
Life Insurance   $5,135,007  $315,967     $310,378   $5,129,418    6.05%
Accident and
 Health Insurance   473,807    41,895        6,920      438,832    1.58%
                 ----------  --------     --------   ----------   -----
   Total
     premiums    $5,608,814  $357,862     $317,298   $5,568,250    5.70%
                 ==========  ========     ========   ==========    ====
1995
Life Insurance
 in force ($000) $  471,771  $ 80,262     $ 58,917   $  450,426   13.08%
                 ==========  ========     ========   ==========   =====
Premiums:
Life Insurance   $5,004,568  $122,399     $317,312   $5,199,481    6.10%
Accident and
 Health Insurance   566,097    34,585       11,558     543,070     2.13%
                 ----------  --------     --------  ----------     ----
   Total
   premiums      $5,570,665  $156,984     $328,870  $5,742,551     5.73%
                 ==========  ========     ========  ==========     ====


                                                     Schedule V
               SECURITY NATIONAL FINANCIAL CORPORATION
                          AND SUBSIDIARIES
                 Valuation and Qualifying Accounts

                      Balance      Additions        Deductions,     Balance
                        at          Charged          Disposals        at
                    Beginning       to Costs           and           End of
                     of Year     and Expenses       Write-offs       Year

For the Year Ended December 31, 1997
------------------------------------
Accumulated
  depreciation
  on real estate   $1,868,187     $300,058          $(118,899)    $2,049,346

Accumulated
  depreciation on
  property, plant
  and equipment     4,218,591      515,919             (6,474)     4,728,036

Allowance for
  doubtful accounts 1,862,599      129,502           (313,011)     1,679,090


For the Year Ended December 31, 1996
------------------------------------
Accumulated
 depreciation
 on real estate    $1,560,107     $308,080        $    --         $1,868,187

Accumulated
 depreciation on
 property, plant
 and equipment      3,313,032      905,559             --          4,218,591

Allowance for
 doubtful accounts  2,311,450      197,239         (646,090)       1,862,599


For the Year Ended December 31, 1995
------------------------------------
Accumulated
  depreciation
  on real estate   $1,262,853     $297,254        $     --        $1,560,107

Accumulated
  depreciation on
  property, plant
  and equipment     2,925,906      422,649          (35,523)       3,313,032

Allowance for
 doubtful accounts  1,923,808      548,327         (160,685)       2,311,450


Item 9.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure

None
                    PART III

Item 10. Directors and Executive Officers

The Company's Board of Directors consist of eight persons, five of whom are not employees of the Company. All the Directors of the Company are also directors of its subsidiaries. There is no family relationship between or among any of the directors, except that Scott M. Quist is the son of George R. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.


                                                          Position(s)
     Name                    Age       Director Since  with the Company
--------------------       -------    ---------------  ------------------
George R.
  Quist(2)                    77       October 1979     Chairman of the
                                                        Board, President
                                                        and Chief
                                                        Executive
                                                        Officer
William C.
  Sargent(2)                  69       February 1980    Senior Vice President,
                                                        Secretary and
                                                        Director

Scott M.
  Quist(1)                    44       May 1986         First Vice
                                                        President,
                                                        General Counsel,
                                                        Treasurer and
                                                        Director
Charles L.
  Crittenden(1)               78       October 1979     Director

Sherman B.
  Lowe(1)                     83       October 1979     Director

R.A.F.
  McCormick(2)                84       October 1979     Director

H. Craig
  Moody(2)                    44       September 1995   Director

Nathan H.
  Wagstaff(2)                 77       October 1979     Director


(1)  These directors were elected by the holders of Class
A Common Stock voting as a class by themselves.
(2)  These directors were elected by the holders of Class
A and Class C Common Stock voting together.

Committees of the Board of Directors include an executive committee, on which Messrs. George Quist, Scott Quist,
Sargent and Moody serve; an audit committee, on which Messrs. Crittenden, Lowe, Moody, and Wagstaff serve; and a compensation committee, on which Messrs. Crittenden, Lowe and George Quist serve.

The following is a description of the business experience of each of the directors.

George R. Quist, age 77, has been Chairman of the Board,
President and Chief Executive Officer of the Company since
October 1979.  From 1946 to 1960, he was an agent, District
Manager and Associate General Agent for various insurance companies. From 1960 to 1964, he was Executive Vice
President and Treasurer of Pacific Guardian Life Insurance
Company. Mr. Quist also served from 1981 to 1982 as the President of The National Association of Life Companies, a trade association of 642 life insurance companies, and from 1982 to 1983 as its Chairman of the Board.

William C. Sargent, age 69, has been Senior Vice President of the Company since 1980, Secretary since October 1993, and a director since February 1980. Prior to that time, he was employed by Security National as a salesman and agency superintendent.

Scott M. Quist, age 44, has been General Counsel of the
Company since 1982, First Vice President since December
1990, Treasurer since October 1993, and a director since
May 1986. From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Main, & Co., in Dallas,
Texas.  Since 1986, he has been a director of  The National
Association of Life Companies, a trade association of 642 insurance companies and its Treasurer until its merger with the American Council of Life Companies. Mr. Quist is currently a member of the Board of Governors of the Forum
500 Section (representing small insurance companies) of the American Council of Life Insurance. Mr. Quist has also been a director of Key Bank of Utah since November 1993.

Charles L. Crittenden, age 78, has been a director of the Company since October 1979. Mr. Crittenden has been sole stockholder of Crittenden Paint & Glass Company since 1958.
He is also an owner of Crittenden Enterprises, a real estate development company and Chairman of the Board of Linco, Inc.

Sherman B. Lowe, age 83, has been a director of the Company since October 1979. Mr. Lowe was formerly President and
Manager of Lowe's Pharmacy for over 30 years. He is now retired. He is an owner of Burton-Lowe Ranches, a general partnership.

R.A.F. McCormick, age 84, has been a director of the Company since October 1979. He is a past Vice President of
Sales for Cloverclub Foods.  He is now retired.

H. Craig Moody, age 44, has been a director of the Company since September 1995. Mr. Moody is owner of Moody &
Associates, a political consulting and real estate company.
He is a former Speaker and House Majority Leader of the House of Representatives of the State of Utah.

Nathan H. Wagstaff, age 77, has been a director of the Company since October, 1979. He has served as Chairman of the Board of Directors and President of Nate Wagstaff
Company, Inc., since 1975. He has also served as President and General Manager of Western States Distribution Company,
Highland Petroleum Company, Inc., and Holiday Oil Company.
Mr. Wagstaff is the sole stockholder of Nate Wagstaff
Company, Inc., an oil distribution company.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company (the business biographies set forth above):

     Name              Age           Title
----------------      -----       -------------
George R.
  Quist(1)              77       Chairman of the Board, President
                                 and Chief Executive Officer
William C.
  Sargent               69       Senior Vice President and
                                 Secretary
Scott M.
  Quist(1)              44       First Vice President, General
                                 Counsel and Treasurer


(1)George R. Quist is the father of Scott M. Quist.

The Board of Directors of the Company has a written procedure which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof has had any transactions with the Company or its subsidiaries during 1997 or 1996 other than employment arrangements or as described above.

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

Item 11.  Executive Officer Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by George R. Quist, the Company's President and Chief Executive Officer, and all other executive officers (collectively, the "Named Executive Officers") at December 31, 1997 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 1997.


                                   Summary Compensation Table

                                                         Annual Compensation
                                                                   Other
                                                                   Annual
Name and                                                           Compen-
Principal Position          Year        Salary($)       Bonus($)  sation($)(2)
---------------------
George R. Quist (1)
  Chairman of the Board,   1997         $118,508       $16,833      $2,400
   President and Chief     1996          109,127        15,303       2,400
  Executive Officer        1995          104,469        15,303       2,400

William C. Sargent
  Senior Vice President,   1997          108,685        16,500       4,500
  Secretary and            1996          103,915        15,000       4,500
  Director                 1995           77,538        11,725       4,500

Scott M. Quist (1)
 First Vice President,     1997          103,215        17,875       7,200
  General Counsel          1996           96,192        16,250       7,200
  Treasurer and Director   1995           84,871        13,000       7,200


  (1)     George R. Quist is the father of Scott M. Quist.

Item 11.  Executive Officer Compensation


                                      Summary Compensation Table

                                        Long-Term Compensation


                                                                       All
                                                                      Other
                              Restricted    Securities     Long-Term  Compen-
Name and                        Stock       Underlying     Incentive   sation
Principal Position      Year   Awards($)   Options/SARs(#)  Payout($) ($)(3)
------------------    -------  ---------   ---------------  --------- --------
George R. Quist (1)
  Chairman of the Board,  1997    $0         50,000          $0       $11,094
   President and Chief    1996     0              0           0         8,218
  Executive Officer       1995     0              0           0         5,937

William C. Sargent
  Senior Vice President,  1997     0          45,000          0         5,224
  Secretary and           1996     0               0          0         4,320
  Director                1995     0               0          0         2,100

Scott M. Quist (1)
 First Vice President,    1997     0          35,000          0         6,490
  General Counsel         1996     0               0          0         4,497
  Treasurer and Director  1995     0               0          0         2,206


  (1)  George R. Quist is the father of Scott M. Quist.

  (2) The amounts indicated under "Other Annual Compensation" for 1997 consist of payments related to the operation of automobiles by the Named Executive Officers. However, such payments do not include the furnishing of an automobile by the Company to George R. Quist, William C. Sargent and
  Scott M. Quist nor the payment of insurance and property taxes with respect to the automobiles operated by the Named Executive Officers.

  (3) The amounts indicated under "All Other Compensation" for 1997 consist of (a) amounts contributed by the Company into a trust for the benefit of the Named Executive
Officers under the Employee Stock Ownership Plan (for fiscal 1997, such amounts were George R. Quist, $3,412; William C. Sargent, $3,756; and Scott M. Quist, $3,633);
(b) matching contributions made by the Company pursuant to the 401(k) Retirement Savings Plan in which all matching contributions are invested in the Company's Class A Common Stock (for fiscal 1997, such amounts were George R. Quist, $2,400; William C. Sargent, $831; and Scott M. Quist,
$2,220); (c) insurance premiums paid by the Company with respect to a group life insurance plan for the benefit of the Named Executive Officers (for fiscal 1997, $1,911 was paid for all Named Executive Officers as a group, or $637 each for George R. Quist, William C. Sargent and Scott M. Quist); and (d) life insurance premiums paid by the Company for the benefit of the family of Mr. George R. Quist
($4,645).

The following table sets forth information concerning the exercise of options to acquire shares of the Company's
Common Stock by the Named Executive Officers during the fiscal year ended December 31, 1997, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 1997.

Aggregated Option/SAR Exercised in Last Fiscal Year and
Fiscal Year-End Option/SAR Values


                                           Number of
                                          Securities
                                          Underlying         Value of
                                         Unexercised       Unexercised
                                         Options/SARs     In-the-Money
                                              at           Options/SARs at
                                         December 31,        December 31,
                                           1997(#)              1997

                Shares
              Acquired
                 on
               Exercise        Value    Exercis-   Unexer-   Exercis- Unexer-
Name             (#)         Realized    able      cisable    able    cisable
----------   -----------    ----------  ---------  --------  ------- --------
                                                                       <c<
George R.
   Quist         0              $0       205,885      0      $116,381   $0
William C.
   Sargent       0              $0       123,306      0      $109,258   $0
Scott M.
   Quist         0              $0        36,750      0      $    984   $0


Retirement Plans

George R. Quist, who has been Chairman, President and Chief Executive Officer of the Company since 1979, has a Deferred Compensation Agreement, dated December 8, 1988, with the Company (the "Compensation Agreement"). This Compensation Agreement provides upon Mr. Quist's retirement the Company shall pay him $50,000 per year as an annual retirement benefit for a period of 10 years from the date of retirement; and upon his death, the remainder of such annual payments shall be payable to his designated beneficiary.

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

William C. Sargent, who has been Senior Vice President of the Company since 1980, has a Deferred Compensation Agreement dated April 15, 1994, with the Company (the "Compensation Agreement"). This Compensation Agreement provides upon Mr. Sargent's retirement the Company shall pay him $50,000 per year as an annual retirement benefit for a period of 10 years from the date of retirement; and upon his death, the remainder of such annual payments shall be payable to his designated beneficiary.

The Compensation Agreement further provides that the Board of Directors may elect to pay the entire amount of deferred compensation in the form of a single lump-sum payment or other installment or disability, the entire deferred compensation shall be forfeited by him.

Employment Agreement

The Company maintains an employment agreement with Scott M. Quist. The agreement, which has a five year term, was entered into in 1996, and renewed in 1997. Under the terms of the agreement, Mr. Quist is to devote his full time to the Company serving as its Treasurer, First Vice President, and General Counsel at not less than his current salary and benefits, and to include $500,000 of life insurance protection. In the event of disability, Mr. Quist's salary would be continued for up to 5 years at 50% of its current level.
In the event of a sale or merger of the Company, and Mr. Quist were not retained in his current position, the Company would be obligated to continue Mr. Quist's current compensation and benefits for seven years following the merger or sale.

Director Compensation

Directors of the Company (but not including directors who are employees) are paid a director's fee of $8,400 per year by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. No additional fees are paid by the Company for committee participation or special assignments.

Employee 401(k) Retirement Savings Plan

In 1995, the Company's Board of Directors adopted a 401(k) Retirement Savings Plan. Under the terms of the 401(k) plan, effective as of January 1, 1995, the Company may make discretionary employer matching contributions to its employees who choose to participate in the plan. The plan allows the board to determine the amount of the contribution at the end of each year. For the years 1996 and 1995 the board adopted a contribution formula specifying that such discretionary employer matching contributions would equal 50% of the participating employee's contribution to the plan up to a maximum discretionary employee contribution of 5% of a participating employee's compensation, as defined by the plan. For the fiscal year 1997 there was not a matching contribution.

All persons who have completed at least one year's service with the Company and satisfy other plan requirements are eligible to participate in the 401(k) plan. All Company matching contributions are invested in the Company's Class A Common Stock. The Company's matching contributions for 1996 and 1995 were approximately $50,000 and $21,000, respectively. The trustees under the 401(k) plan are Messrs. Sherman B. Lowe, Scott M. Quist and William
C. Sargent.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the "Ownership Plan") for the benefit of career employees of the Company and its subsidiaries. The following is a description of the Ownership Plan, and is qualified in its entirety by the Ownership Plan, a copy of which is available for inspection at the Company's offices.

Under the Ownership Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the Ownership Plan. Employees become eligible to participate in the Ownership Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,040 hours of service). The Company's contributions under the Ownership Plan are allocated to eligible employees on the same ratio that each eligible employee's compensation bears to total compensation for all eligible employees during each year. To date, the Ownership Plan has approximately 98 participants and had contributions payable to the Plan in 1997 of $45,616. Benefits under the Ownership Plan vest as follows: 20% after the third year of eligible service by an employee, an additional 20% in the fourth, fifth, sixth and seventh years of eligible service by an employee.

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

The Plan terminates ten years from its effective date and options granted are non-transferable. The Right which permits the holder of the option to elect to receive cash, amounting to the difference between the option price and the fair market value of the stock at the time of the exercise, or a lesser amount of stock without payment, upon exercise of the option.

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

The 1993 Plan provides for the grant of options and the award or sale of stock to officers, directors, and employees of the Company. Both "incentive stock options," as defined under Section 422A of the Internal Revenue Code of 1986 (the "Code"), and "non-qualified options" may be granted pursuant to the 1993 Plan. The exercise prices for the options granted are equal to or greater than the fair market value of the stock subject to such options as of the date of grant, as determined by the Company's Board of Directors. The options granted under the 1993 Plan, were to reward certain officers and key employees who have been employed by the Company for a number of years and to help the Company retain these officers by providing them with an additional incentive to contribute to the success of the Company.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth security ownership information of the Company's Class A and Class C Common Stock as of March 20, 1998, (i) for persons who own beneficially more than 5% of the Company's outstanding Class A or Class C Common Stock, (ii) each director of the Company, and (iii) for all executive officers and directors of the Company as a group.



                                       Class A                Class C
                                      Common Stock          Common Stock
                                    --------------        ---------------
                                Amount                   Amount
Name and Address of          Beneficially   Percent   Beneficially  Percent
Beneficial Owner                Owned       of Class     Owned      of Class
-----------------------      ------------  ---------  ------------  --------
George R. Quist (1) (2)
4491 Wander Lane
Salt Lake City, Utah 84124     344,021       9.4        2,584,367    50.2

Employee Stock Ownership Plan (4)
5300 S. 360 W., Suite 310
Salt Lake City, Utah 84123     589,569      16.1        1,103,717    21.5

William C. Sargent (1) (2) (3)
4974 Holladay Blvd.
Salt Lake City, Utah 84117      78,103       2.1          272,365     5.3

Scott M. Quist (3)
7 Wanderwood Way
Sandy, Utah 84092               80,958       2.2           54,227     1.1

Charles L. Crittenden
248 - 24th Street
Ogden, Utah 84404                 -0-        *            170,296     3.3

Sherman B. Lowe (3)
2197 South 2100 East
Salt Lake City, Utah 84109      20,243       *            186,110     3.6

R.A.F. McCormick (1)
400 East Crestwood Road
Kaysville, Utah 84037            9,708       *             97,098     1.9


Item 12 - Security Ownership of Certain Beneficial Owners and Management

                                            Class A
                                          and Class C
                                         Common Stock
                                Amount
Name and Address of          Beneficially               Percent
Beneficial Owner                Owned                   of Class
-----------------------     -------------             -----------
George R. Quist (1) (2)
4491 Wander Lane
Salt Lake City, Utah 84124     2,928,388                  33.2

Employee Stock Ownership Plan (4)
5300 S. 360 W., Suite 310
Salt Lake City, Utah 84123     1,693,286                  19.2

William C. Sargent (1) (2) (3)
4974 Holladay Blvd.
Salt Lake City, Utah 84117       350,468                   4.0

Scott M. Quist (3)
7 Wanderwood Way
Sandy, Utah 84092                135,185                   1.5

Charles L. Crittenden
248 - 24th Street
Ogden, Utah 84404                170,296                   1.9

Sherman B. Lowe (3)
2197 South 2100 East
Salt Lake City, Utah 84109       206,353                   2.3

R.A.F. McCormick (1)
400 East Crestwood Road
Kaysville, Utah 84037            106,806                   1.2




                                      Class A                  Class C
                                    Common Stock             Common Stock
                             Amount                    Amount
Name and Address of       Beneficially     Percent  Beneficially    Percent
Beneficial Owner             Owned        of Class    Owned        of Class
---------------------     -------------  ----------  ------------  ---------
H. Craig Moody
1782 East Faunsdale Dr.
Sandy, Utah 84092               117          *          -0-            *

Nathan H. Wagstaff
2131 King Street
Salt Lake City, Utah 84109    24,248         *        182,594         3.5

Associated Investors (5)
5300 S. 360 W. Suite 310
Salt Lake City, Utah 84123    73,637        2.0       465,930          9.1

All directors and executive
officers (8 persons)         557,398       15.2     3,547,057         68.9

 *   Less than one percent



                                               Class A
                                             and Class C
                                             Common Stock
                                       Amount
Name and Address of                 Beneficially         Percent
Beneficial Owner                      Owned              of Class
--------------------------        --------------       -----------
H. Craig Moody
1782 East Faunsdale Dr.
Sandy, Utah 84092                    117                    *

Nathan H. Wagstaff
2131 King Street
Salt Lake City, Utah 84109       206,842                   2.3

Associated Investors (5)
5300 S. 360 W. Suite 310
Salt Lake City, Utah 84123       539,567                   6.1

All directors and executive
officers (8 persons)           4,104,455                  46.5



(1) Does not include 589,569 shares of Class A Common Stock and 1,103,717 shares of Class C Common Stock owned by the Company's Employee Stock
Ownership Plan (ESOP), of which George R. Quist, William C. Sargent and R.A.F. McCormick are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

(2) Does not include 73,637 shares of Class A Common Stock and 465,930 shares of Class C Common Stock owned by Associated Investors, a Utah general partnership, of which these individuals are the managing partners and, accordingly, exercise shared voting and investment powers with respect to such shares.

(3) Does not include 29,399 shares of Class A Common Stock owned by the Company's 401(k) Retirement Savings Plan, of which William C. Sargent, Scott M. Quist and Sherman B. Lowe are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

(4) The trustees of the Employee Stock Ownership Plan (ESOP) are George R. Quist, William C. Sargent and R.A.F. McCormick, who exercise shared voting and investment powers.

(5) The managing partners of Associated Investors are George R. Quist and William C. Sargent, who exercise shared voting and investment powers.

  The Company's officers and directors, as a group, own beneficially approximately 46.5% of the outstanding shares of the Company's Class A and Class C Common Stock.

Item 13.  Certain Relationships and Related Transactions

The Company's Board of Directors has a written procedure which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof, has engaged in any business transactions with the Company or its subsidiaries during 1996 or 1997 other than as described herein.

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



Exhibit

     Table No                               Document

(a)(3)  Exhibits:
     3.A.      Articles of Restatement of Articles of Incorporation (8)

       B.      Bylaws (1)

     4.A.      Specimen Class A Stock Certificate (1)

       B.      Specimen Class C Stock Certificate (1)

       C.      Specimen Preferred Stock Certificate and Certificate of
               Designation of Preferred Stock (1)

     10.       A.   Restated and Amended Employee Stock Ownership Plan and Trust
                    Agreement (1)

               B.   Deferred Compensation Agreement with George R. Quist (2)

               C.   1993 Stock Option Plan (3)

               D.   Promissory Note with Key Bank of Utah (4)

               E.   Loan and Security Agreement with Key Bank of Utah (4)

               F.   General Pledge Agreement with Key Bank of Utah (4)

               G.   Deferred Compensation Agreement with William C. Sargent

               H. Note Secured by Purchase Price Deed of Trust and Assignment of Rents with the Carter Family Trust and the Leonard M.
                    Smith Family Trust (5)

               I.   Deed of Trust and Assignment of Rents with the Carter Family
                    Trust and the Leonard M. Smith Family Trust (5)

               J.   Promissory Note with Page and Patricia Greer (6)

               K.   Pledge Agreement with Page and Patricia Greer (6)

               L.   Stock Purchase Agreement with Civil Service Life Insurance
                    Company and Civil Service Employees Insurance Company (7)

               M.   Promissory Note with Civil Service Employees Insurance
                    Company (7)

               N.   Articles of Merger of Civil Service Employees Life Insurance
                    Company into Capital Investors Life Insurance Company (7)

               O.   Agreement and Plan of Merger of Civil Service Employees
                    Life Insurance Company into Capital Investors Life
                    Insurance Company (7)

               P.   Employment Agreement with Scott M. Quist.

       (1) Incorporated by reference from Registration Statement on Form S-1 as filed on June 29, 1987.

       (2) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989.

       (3) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994.

       (4) Incorporated by reference from Report on Form 8-K, as filed on February 24, 1995.

       (5) Incorporated by reference from Annual Report on Form 10K, as filed on March 31, 1995.

       (6) Incorporated by reference from Report on Form 8-K, as filed on May 1, 1995.

       (7) Incorporated by reference from Report on Form 8-K, as filed on January 16, 1996.

       (8) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1997.

21.            Subsidiaries of the Registrant

27.            Financial Data Schedule

     (b)       Reports on Form 8-K:

                     No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SECURITY NATIONAL FINANCIAL CORPORATION


Dated:  March 31, 1998                    By: George R. Quist,
                                              --------------------------------
                                              Chairman of the Board, President
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated:

SIGNATURE                         TITLE                       DATE
George R. Quist                  Chairman of the            March 31, 1998
-----------------------          Board, President and
                                 Chief Executive Officer
                                 and (Principal Executive
                                 Officer)

Scott M. Quist                  First Vice President,       March 31, 1998
-----------------------         General Counsel and
                                Treasurer and Director
                                (Principal Financial and
                                Accounting Officer)

William C. Sargent             Senior Vice President,       March 31, 1998
-----------------------        Secretary and Director


Charles L. Crittenden          Director                     March 31, 1998
----------------------


Sherman B. Lowe                Director                     March 31, 1998
----------------------


R.A.F. McCormick               Director                     March 31, 1998
----------------------

H. Craig Moody                 Director                     March 31, 1998
----------------------

Nathan H. Wagstaff             Director                     March 31, 1998
----------------------


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                             FORM 10-K
                    Year Ended December 31, 1997

              SECURITY NATIONAL FINANCIAL CORPORATION
                    Commission   File No. 0-9341

                         E X H I B I T S

                        Exhibit Index



Exhibit No.                  Document Name
10.

     G.        Deferred Compensation Agreement with William C. Sargent

     P.        Employment Agreement with Scott M. Quist

21.            Subsidiaries of the Registrant

27.            Financial Data Schedule

                         EXHIBIT 10 (G)

      Deferred Compensation Agreement with William C. Sargent

                        EXHIBIT 10 (P)

              Employment Agreement with Scott M. Quist.

                         EXHIBIT 21

               Subsidiaries of Security National
                    Financial Corporation
               as of March 31, 1998

Exhibit 21


Subsidiaries of Security National Financial Corporation
(as of March 31, 1998)

               Security National Life Insurance Company

               Security National Mortgage Company

               Memorial Estates, Inc.

               Memorial Mortuary

               Paradise Chapel Funeral Home, Inc.

               California Memorial Estates, Inc.

               Cottonwood Mortuary, Inc.

               Deseret Memorial, Inc.

               Holladay Cottonwood Memorial Foundation

               Holladay Memorial Park, Inc.

               Camelback Sunset Funeral Home, Inc.

               Greer-Wilson Funeral Home, Inc.

               Crystal Rose Funeral Home, Inc.

                                Exhibit 27

                          Financial Data Schedule

              NON-QUALIFIED DEFINED BENEFIT DEFERRED COMPENSATION PLAN



THIS AGREEMENT is effective the 15th day of April, 1994, by and between Security National Financial Corp., a corporation organized under the laws of the State of Utah (hereinafter referred to as "Corporation"), and William C. Sargent of 4974 Holladay Blvd., Salt Lake City, Utah, (hereinafter referred to as "Employee").

WHEREAS, the Corporation currently employs the Employee, and the Employee serves the Corporation in such capacity as the Board of Directors of the Corporation may designate from time to time; and

WHEREAS, the Employee currently devotes all of his time, attention, skill and efforts to the performance of duties on behalf of the Corporation; and

WHEREAS, in consideration of services rendered on behalf of the Corporation, as well as in providing an inducement for ongoing valuable services until retirement, the Corporation has agreed to provide a deferred compensation benefit to the Employee;

NOW THEREFORE, in consideration of the Agreement and mutual promises hereinafter contained, the parties hereto agree as follows:

                              ARTICLE I

DEFINITIONS.  The following definitions shall govern this Agreement:

       1. AGE means the Employee's age at the nearest birthday, except as otherwise specifically provided.

       2. ANNIVERSARY DATE means the date of this Agreement and each anniversary thereof.

       3. BENEFICIARY means the person designated in writing to receive any benefits upon the death of the Employee. If no such designation is made or if the designated person is not living at the death of the Employee, the Beneficiary shall be the deceased Employee's spouse, if living, otherwise the children born of the marriage of the Employee and his spouse, and any children legally adopted by them, if living, otherwise the personal representative, executors, or administrators of Employee.


       4. COMPENSATION means the remuneration received by the Employee as basic salary or wages, plus overtime pay, bonus payments, commissions, and any other form of irregular or non-recurring cash compensation received by an Employee, as certified by the Corporation.

       5. DEFERRED COMPENSATION ACCOUNT means the liability account maintained by the Employer in order to recognize and account for the benefits payable under this Agreement. This account shall reflect the accrual of benefits pursuant to the Deferred Compensation Accounting policies adopted at the sole discretion of the Board of Directors.

       6. DISABILITY shall be deemed to occur on the date the Board of Directors of the Corporation determines that the Employee, because of a physical or mental disability, will be unable to perform the duties of his customary position of employment (or is unable to engage in any substantial gainful activity) for an indefinite period which the Board of Directors considers will be of long continued duration. The Board of Directors may require the Employee to submit to a physical examination in order to confirm disability.

       7. EFFECTIVE DATE means the date of this Agreement, unless the Corporation specifies otherwise.

       8. EMPLOYER means the Corporation. In the case of a group of Employers which constitute a controlled group of Corporations (as defined in Section 414(b) of the Internal Revenue Code as modified) or which constitutes trades or businesses which are under common control (as defined in Section 414(c) of the Internal Revenue Code as modified), all such employers shall be considered a single Employer.

       9. NORMAL RETIREMENT AGE means the earlier or later of age 70 or a retirement age specified by Board of Directors resolution. Such Board of Directors resolution shall make specific reference to this Agreement, including the date hereof.

                                  ARTICLE II

RETIREMENT BENEFITS. The Employer shall be entitled to receive an annual retirement benefit commencing one year from the date of his Retirement in an amount equal to one and one-fourth percent 1 1/4%) of four million dollars ($4,000,000.00) of annual life insurance premium paid to the Company. The benefit shall be payable annually for ten years.

                                  ARTICLE III

ACCRUAL OF BENEFITS. The Corporation shall accrue the projected benefits payable under this Plan in a separate account on its books identified as Deferred Compensation Account. The Employer may use any reasonable accounting policy in determining the method of this accrual.

DEFERRED COMPENSATION ACCOUNT. The Deferred Compensation Account established hereunder shall be segregated from other accounts on the books and records of the Corporation as a contingent liability of the Corporation to the Employee.

                                   ARTICLE IV

GENERAL CREDITOR. The Employee shall be regarded as a general creditor of the Corporation with respect to any rights derived by the Employee from the existence of this Agreement or the existence or amount of the Deferred Compensation Account.

ASSETS. Title to and beneficial ownership of any assets, whether cash, investments, life insurance policies, or other assets which the Corporation may earmark to pay the contingent deferred compensation hereunder, shall at all times remain in the Corporation. The Employee and his Beneficiary shall not have any property interest whatsoever in any specific assets of the Corporation.

                            ARTICLE V

PAYMENT OF DEFERRED COMPENSATION TO THE EMPLOYEE. The benefits to be paid as Deferred Compensation to the Employee (unless forfeited by the occurrence of any of the events of forfeiture specified in Article VI) are as follows:

       A. Upon termination of the Employee's employment by the Corporation at or after Normal Retirement Age, as determined by a resolution of the Board of Directors, the Corporation shall pay to him in ten annual installments an amount equal to one and one-fourth percent (1 1/4%) of four million dollars ($4,000,000.00) of life insurance premiums received by the Company per year. If the Employee should die on or after the date of Normal Retirement Age and before the ten annual payments are made, the unpaid balance will continue to be paid in installments for the unexpired portion of such ten-year period to the designated Beneficiary in the same manner as set forth above.

       B. In the event that the Employee's employment shall be terminated by reason of death or disability before reaching the date of Normal
Retirement Age, and while in the employ of the Corporation, then the Corporation shall make ten annual payments to the Employee (in the event of disability) or the designated Beneficiary (in the event of death) in the same manner and to the same extent as provided above as if the Employee had retired on the date of death or disability.

       C. In the event that the Employee's employment shall be terminated for any other reason than retirement (at or after Normal Retirement Age) as determined in a resolution by the Board of Directors, death or disability, then the entire Deferred Compensation Account established hereunder shall be forfeited by the Employee.

PURCHASE OF ANNUITY. Any amounts payable to the Employee hereunder shall be deemed to have been paid if the Corporation applies the entire Deferred Compensation Account to the purchase of an immediate or deferred annuity contract, on the sole life of the Employee, or jointly on the lives of the Employee and the designated Beneficiary.

LUMP SUM The Board of Directors may, by resolution specifically referring to this Agreement and the date hereof, provide for the payment of the entire Deferred Compensation Account hereunder in the form of a single, lump-sum payment, or any other schedule of installment payments, as long as the term of such payments shall not exceed ten years.

                                  ARTICLE VI

FORFEITURE PROVISIONS. All rights to any deferred compensation payments, pursuant to this Agreement, including the payment of any unpaid installments, shall be immediately forfeited if any of the following events occur:

       1. The Employer-Employee relationship between the Employee and the Corporation is terminated at the behest of the Corporation or upon the mutual agreement thereof between the Employee and the Corporation (other than retirement).

       2. The Employee resigns against the wishes of the Corporation or its Board of Directors.

       3. The Employee engages in any act which, in the opinion of the Board of Directors, is contrary to the best interests of the Corporation, including fraud, embezzlement, non-productivity, disloyalty, etc. The judgment of the Board of Directors, as expressed by a majority vote, shall be final as to the determination of the nature of any acts performed by the Employee which are subject to this Article. The Board of Directors, in its sole discretion, may interpret and decide upon the nature of such acts.

       4. During retirement years, the Employee refuses to provide advice or counsel to the Corporation when reasonably requested to do so and when reasonably able to do so.

                                 ARTICLE VII

LIABILITY OF EMPLOYER. Nothing in this Agreement shall constitute the creation of a trust or other fiduciary relationship between the Corporation and the Employee or between the Corporation and the Beneficiary or any other person.
 The Corporation shall not be considered a trustee by reason of this Agreement.

                                 ARTICLE VIII

ASSIGNMENT. No rights under this Agreement may be assigned, transferred, pledged or encumbered by the Employee or the Beneficiary except by will or by the intestacy laws or other laws of descent and distribution of the State of Utah. This Agreement may be assigned by the Corporation only upon the following events:

       1. The Corporation or its assets are purchased by another Corporation or are merged into the assets of another Corporation.

       2.   Prior written consent of the Employee.

                                  ARTICLE IX

RETIREMENT. Employee agrees that upon the date of retirement he shall assign to the Corporation all personal insurance compensation for renewals and over rights on agents and any other compensation other than that provided above to the Corporation. The Corporation agrees to provide prior to or at retirement a $100,000.00 Ordinary Life Insurance Policy on Employee's life with Employee to exercise all rights therein as owner with the right to designate a beneficiary or beneficiaries. Employee agrees that Corporation may at any time after the date of this Agreement convert the present term life insurance on Employee to a permanent insurance policy.

                                   ARTICLE X

AGREEMENT BINDING. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective next of kin, successors, assigns, heirs, personal representatives, executors, administrators, and legatees. The Corporation shall not merge or consolidate with any other Corporation or reorganize unless and until such succeeding and continuing Corporation agrees to assume and discharge the obligations of the orporation under this Agreement. Upon such assumption, the term "Corporation" as used in this Agreement shall be deemed to refer to such successor Corporation. This Agreement shall not be modified or amended except by a writing signed by both parties and approved by the Board of Directors with specific reference to this Agreement and the date hereof.

                             ARTICLE XI

ENTIRE AGREEMENT. This document constitutes the entire Agreement between the parties. This Agreement may only be modified, altered, or amended by prior written approval and consent of the parties hereto, except those provisions which may be amended solely by Board of Directors resolution as described in this Agreement.

                                ARTICLE XII

NO GUARANTEE OF EMPLOYMENT. Nothing in this Agreement shall be construed as guaranteeing future employment to the Employee. The Employee continues to be an Employee of the Corporation solely at the will of the Corporation notwithstanding this Agreement.

                                ARTICLE XIII

NOT "COMPENSATION" FOR OTHER PURPOSES. Any deferred compensation payable under this Agreement (or actuarial or the net present value of any such payments) shall not be deemed salary or other compensation to the Employee for purposes of any qualified retirement plans maintained by the Corporation or for purposes of any other fringe benefit obligations of the Corporation.

                                ARTICLE XIV

CLAIMS SUBMISSION AND REVIEW PROCEDURE. In the event that any claim for benefits, which must initially be submitted in writing to the Board of Directors of the Corporation, is denied (in whole or in part) hereunder, the claimant shall receive from the Corporation notice in writing, written in a manner calculated to be understood by the claimant, setting forth the specific reasons for denial, with specific reference to pertinent provisions of this Agreement. The interpretations and construction hereof by the Board of Directors shall be binding and conclusive on all persons and for all purposes. No member of the Board of Directors shall be liable to any person for any action taken hereunder except those actions undertaken with lack of good faith.

This Agreement shall be construed in accordance with and governed by the laws of the State of Utah.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the
   day of         , 1994.

                                           SECURITY NATIONAL
                                           FINANCIAL CORPORATION




                                           George R. Quist
                                           --------------------------
ATTEST:                                    George R. Quist, President




William C. Sargent
-------------------------------
William C. Sargent, Secretary



Witness:                                                    EMPLOYEE:




William C. Sargent

                               EMPLOYMENT AGREEMENT


THIS EMPLOYMENT AGREEMENT made and entered into as of the 15th day of April, 1994, by and between SECURITY NATIONAL FINANCIAL CORPORATION, a Utah corporation (the "Company"), having its principal place of business at 5300 South 360 West, Third Floor, Salt Lake City, Utah 84123, and SCOTT M. QUIST, residing at 7 Wanderwood Way, Salt Lake City, Utah (hereinafter called "Quist").

                               WITNESSETH:

 In consideration of the mutual covenants herein contained, the parties agree as follows:

  1. EMPLOYMENT IN EXECUTIVE CAPACITY The Company hereby agrees to employ Quist as First Vice President, General Legal Counsel and Treasurer of the Company and all its subsidiaries for a five (5) year term commencing on April 15, 1995, and terminating on April 14, 1999.

  2. EMPLOYEE AGREES TO DEVOTE FULL TIME Quist agrees to such employment and agrees to devote his full time and attention to the performance of his duties hereunder which shall include such additional duties as may be assigned to him from time to time by the Board of Directors and/or the President of the Company.

  3. EMPLOYEE TO BE OFFICER During the term of this Agreement and each renewal thereof, it is agreed that Quist shall be elected as the First Vice President, General Legal Counsel and Treasurer of the Company.

  4. COMPENSATION In consideration of the services to be rendered by Quist as an officer of the Company, the Company agrees to pay Quist and he agrees to accept compensation at no less than his current rates of compensation including benefits. It is agreed that on each yearly anniversary date of this Employment Agreement, the compensation being paid to Quist shall be reviewed by the Board of Directors and adjusted by the Board of Directors as they see fit, but in no event shall compensation be less than that provided for in this Agreement. Quist shall be compensated and be entitled to reimbursement for any and all expenses incurred by him in the performance of his duties.

  5. DISABILITY In the event Quist is unable to perform the duties provided for hereunder because of illness or an accident, then Quist shall be entitled to one-half (1/2) of the compensation provided for hereunder for a term of five (5) years from the date of the commencement of said illness or accident.

  6. PENSION PLAN The Company agrees to provide an ESOP or 401K Plan or similar arrangement for Quist and to make a contribution to the plan on behalf of Quist.

  7. INSURANCE The Company agrees to maintain a group term life insurance policy in the amount of not less than $200,000.00 on the life of Quist, who shall have the right to designate the beneficiaries and the owner or owners of that policy. It is agreed that all premiums for his policy shall be paid by the Company. Also, the Company agrees to maintain a Whole Life Insurance Policy in the amount of $100,000.00 on the life of Quist, who shall have the right to designate the beneficiaries and the owner or owners of that policy.
It is agreed that all premiums for this policy shall be paid by the Company. The Company agrees to purchase an accident and sickness policy with benefits of $1,000.00 per week in the event of disability for Quist. The Company agrees to purchase a group hospitalization policy for Quist and his family with like or similar benefits to those at the present time. It is agreed that all premiums for these policies shall be paid by the Company.

  8. AUTOMOBILE The Company agrees to furnish Quist with an automobile allowance of Five Hundred Dollars ($500.00) per month or an automobile equal in amount to Five Hundred Dollars ($500.00) per month.

  9. MERGER OR SALE In the event the business conducted by the Company is acquired by another entity through acquisition of assets, merger or otherwise and as a consequence Quist is unable to continue his employment at the same salary, terms and conditions, then and in that event, the Company agrees to pay Quist full salary plus all benefits for a term of seven (7) years from the date of his termination. In the event Quist is able to negotiate an Employment Agreement with a successor entity that is equal to or more favorable than this Agreement, then this provision shall be void.

  10. TERMINATION This Agreement shall expire at the end of the term set out above, or sooner in the event of default of either party, after notice in writing of said default and failure to remedy the default within 15 days of receipt of the notice.

  11. MODIFICATION The terms of this Agreement shall not be altered, amended or modified except in writing signed by a duly authorized officer of the Company and Quist.

  12. PAROL AGREEMENTS This Agreement contains the entire contract between the parties, and any representations that may have heretofore been made by either party to the other are void. Neither party has relied on such prior representations in entering into this Agreement.

  13. NOTICES Any notices required to be given hereunder shall be deemed officially given if sent by certified mail to the above-mentioned addresses or to such other addresses as either party may hereafter designate by notice given in the same manner.

  This Agreement supersedes all prior understandings and agreements between the parties and may not be changed or terminated orally, but only by a writing signed by the parties hereto.

  IN WITNESS WHEREOF, the parties have executed this Employment Agreement as of the day and year first above written.

ATTEST:                               SECURITY NATIONAL
                                      FINANCIAL CORPORATION



                                      George R. Quist
                                      --------------------------
                                      George R. Quist, President




                                       Scott M. Quist
                                       --------------------------
                                       Scott M. Quist