Form 10-Q
period 1998-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 1998-05-15
CIK 318673

                                             UNITED STATES
                                  SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, D.C.

                                               FORM 10-Q

                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998                          Commission File
                                                          Number: 0-9341



                               SECURITY NATIONAL  FINANCIAL CORPORATION
                                       Exact Name of Registrant.


           UTAH                              87-0345941
--------------------------------        --------------------
(State or other jurisdiction             IRS Identification Number
of incorporation or organization)

5300 South 360 West, Salt Lake City, Utah        84123
-----------------------------------------     ----------
(Address of principal executive offices)      (Zip Code)



Registrant's telephone number,
   including Area Code                       (801) 264-1060
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

                                  YES  XX         NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $2.00 par value          3,673,430
--------------------------------------    ---------------------
          Title of Class                  Number of Shares
                                          Outstanding as of
                                          March 31, 1998

Class C Common Stock, $.20 par value           5,142,902
-------------------------------------     ---------------------
          Title of Class                  Number of Shares
                                          Outstanding as of
                                          March 31, 1998


                       SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                               FORM 10Q

                                     QUARTER ENDED MARCH 31, 1998

                                           TABLE OF CONTENTS


                                    PART I - FINANCIAL INFORMATION



Item 1. Financial Statements                                   Page No.
          Consolidated Statements of Earnings - Three
          months ended March 31, 1998 and 1997 . . . . . . . . .  3

          Consolidated Balance Sheets - March 31, 1998
          and December 31, 1997. . . . . . . . . . . . . . .. . . 4-5

          Consolidated Statements of Cash Flow -
          Three months ended March 31, 1998 and 1997 . . .  . . . 6-7

          Notes to Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . . . .  . 8-9


Item 2 Management's Discussion and Analysis. . . . . . . . . . . .9-13

                                      PART II - OTHER INFORMATION

          Other Information. . . . . . . . . . . . . . . . . . . .14

          Signature Page . . . . . . . . . . . . . . . . . . . . .15


                      SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                                          Three Months Ended March 31,
                                     1998                             1997
                                  (Unaudited)                      (Unaudited)
                                  -----------                      ----------
Revenues:
Insurance premiums and
  other considerations           $1,558,065                        $1,472,623
Net investment income             1,844,154                         1,773,427
Net mortuary and cemetery sales   2,439,292                         2,500,363
Realized gains on investments
  and other assets                   36,046                            36,027
Mortgage fee income               1,903,946                         1,626,119
Other                                25,922                            10,932
                                 ----------                       -----------
  Total revenue                   7,807,425                         7,419,491

Benefits and expenses:
Death benefits                      510,348                           528,424
Surrenders and other
   policy benefits                  299,489                           266,454
Increase in future policy
   benefits                         754,390                           742,452
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                296,527                           314,828
General and administrative expenses:
  Commissions                     1,554,933                         1,270,293
  Salaries                        1,263,270                         1,266,044
  Other                           1,658,126                         1,511,638
Interest expense                    185,298                           277,522
Cost of goods and services sold
  of the mortuaries and cemeteries  670,879                           731,862
                                 ----------                        ----------
  Total benefits and expenses     7,193,260                         6,909,517
                                 ----------                        ----------

Earnings before income taxes        614,165                           509,974
Income tax expense                 (135,255)                         (117,294)
                                 ----------                        ----------
  Net earnings                   $  478,910                        $  392,680
                                 ==========                        ==========

Net earnings per common share         $0.11                             $0.10
                                      =====                             =====

  Weighted average outstanding
    common shares                 4,185,555                          3,970,486
                                 ==========                         ==========
Net earnings per common
   share-assuming dilution            $0.11                              $0.10
                                      =====                              =====

  Weighted average outstanding
   common shares-assuming
   dilution                       4,185,555                          4,003,497
                                 ==========                         ==========

See accompanying notes to consolidated financial statements.

                         SECURITY NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES

                               Consolidated Balance Sheets


                               March 31, 1998             December 31,
                                 (Unaudited)                  1997
                               --------------             ------------
Assets:
-------
Insurance-related investments:
Fixed maturity securities
  held to maturity,
  at amortized cost              $ 49,025,464             $ 49,784,898
Equity securities available
  for sale, at market               4,861,816                4,831,813
Mortgage loans on real estate       9,151,866                8,307,237
Real estate, net of
  accumulated depreciation          7,580,197                7,559,725
Policy loans                        2,872,452                2,882,711
Other loans                            73,696                   84,147
Short-term investments              2,657,487                3,698,941
                               --------------             ------------
  Total insurance-
   related investments             76,222,978               77,149,472
Restricted assets of
  cemeteries and mortuaries         3,964,374                3,889,785
Cash                                  984,448                3,408,179
Receivables:
  Trade contracts                   4,256,272                4,323,011
 Mortgage loans sold
  to investors                     16,642,938               11,398,432
  Receivable from agents              834,406                  816,657
  Other                               942,394                  364,782
                                -------------              -----------
     Total receivables             22,676,010               16,902,882
  Allowance for doubtful
   accounts                        (1,709,530)              (1,679,090)
                                -------------              -----------
  Net receivables                  20,966,480               15,223,792
Land and improvements
   held for sale                    8,509,353                8,466,886
Accrued investment income           1,061,886                1,001,998
Deferred policy acquisition
    costs                           4,474,324                4,433,841
Property, plant and
   equipment, net                   6,880,948                6,641,562
Cost of insurance acquired          3,290,295                3,370,018
Excess of cost over net assets
  of acquired subsidiaries          1,495,997                1,554,505
Other                                 328,286                  311,841
                                 ------------             ------------
     Total assets                $128,179,369             $125,451,879
                                 ============             ============

See accompanying notes to consolidated financial statements.

                   SECURITY NATIONAL FINANCIAL CORPORATION
                             AND SUBSIDIARIES

                   Consolidated Balance Sheets (Continued)


                                   March 31, 1998               December 31,
                                     (Unaudited)                    1997
                                   --------------               ------------
Liabilities:
-----------
Future life, annuity, and other
  policy benefits                     $ 78,088,316             $ 77,890,080
Line of credit for financing
  of mortgage loans                      2,000,000                  100,000
Bank loans payable                       5,986,607                6,097,351
Notes and contracts payable              3,698,202                3,783,566
Estimated future costs of
  pre-need sales                         6,031,217                5,994,241
Payable to endowment care fund              99,915                  121,370
Accounts payable                         1,113,283                1,204,029
Other liabilities and
  accrued expenses                       1,803,375                1,632,897
Income taxes                             3,368,491                3,233,415
                                       -----------               ----------
     Total liabilities                 102,189,406              100,056,949

Commitments and contingencies

Stockholders' Equity:
Common stock:
  Class A: $2 par value, authorized
    10,000,000 shares, issued
    4,333,423 shares in 1998
    and 4,326,588 shares in 1997         8,666,924                8,653,176
  Class C: $0.20 par value,
   authorized 7,500,000 shares,
   issued 5,199,119 shares in
   1998 and 5,200,811 shares
   in 1997                               1,039,746                1,040,162
Total common stock                       9,706,670                9,693,338
Additional paid-in capital               9,146,786                9,133,454
Unrealized appreciation
  of investments,
  net of deferred taxes                    920,399                  830,939
Retained earnings                        8,012,168                7,533,259
Treasury stock at cost
  (659,993 Class A shares
   and 56,217 Class C shares
  in 1998 and 1997 held by
  affiliated companies)                 (1,796,060)              (1,796,060)
                                       -----------             ------------
Total stockholders' equity              25,989,963               25,394,930
                                      ------------             ------------
  Total liabilities and
   stockholders' equity               $128,179,369             $125,451,879
                                      ============             ============

See accompanying notes to consolidated financial statements.

                        SECURITY NATIONAL FINANCIAL CORPORATION
                                   AND SUBSIDIARIES

                         Consolidated Statements of Cash Flow

                                               Three Months Ended March 31,
                                             1998                     1997
                                          (Unaudited)              (Unaudited)
                                         -----------               ----------
Cash flows from operating activities:
  Net earnings                          $   478,910               $  392,680
  Adjustments to reconcile net earnings
   to net cash (used in) provided by
      operating activities:
   Realized gains on investments and
      other assets                          (36,047)                 (36,027)
   Depreciation                             220,079                  184,914
   Provision for losses on accounts
     and loans receivable                    30,440                     --
   Amortization of goodwill, premiums,
     and discounts                           44,163                  (12,343)
   Provision for income taxes               135,077                   115,743
     Policy acquisition costs deferred     (257,287)                 (193,555)
     Policy acquisition costs amortized     216,804                   250,040
     Cost of insurance acquired amortized    79,723                    64,787
     Change in assets and liabilities net of
     effects from purchases and disposals of
     subsidiaries:
       Land and improvements held for sale  (42,467)                  (12,434)
       Future life and other benefits       516,945                   521,370
       Receivables for mortgage
         loans sold                      (5,244,506)                4,091,482
       Other operating assets and
         liabilities                       (483,039)                 (145,711)
                                        -----------                ----------
         Net cash (used in)
           provided by
           operating activities          (4,341,206)                5,220,946

Cash flows from investing activities:
  Securities held to maturity:
    Purchase - fixed maturity
      securities                          (524,563)                    --
    Calls and maturities - fixed
       maturity securities               1,299,923                  1,024,503
  Securities available for sale:
    Sales - equity securities               92,402                     --
  Purchases of short-term
    investments                         (1,158,545)               (1,573,589)
  Sales of short-term investments        2,200,000                     --
  Purchases of restricted assets           (25,340)                  (83,514)
  Mortgage, policy, and other
    loans made                          (2,150,000)                 (263,248)
  Payments received for mortgage,
     policy, and other loans             1,282,791                 1,864,740
  Purchases of property, plant,
     and equipment                        (382,022)                  (60,385)
  Purchases of real estate                (102,354)                     --
                                      ------------               -----------
      Net cash provided by
      investing activities                 532,292                   908,507


                      SECURITY NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARIES

                   Consolidated Statements of Cash Flow (Continued)


                                             Three Months Ended March 31,
                                          1998                      1997
                                       (Unaudited)               (Unaudited)
                                      -----------                ----------
Cash flows from financing activities:
  Annuity receipts                        646,503                 580,740
  Annuity withdrawals                    (965,212)               (966,217)
  Repayment of bank loans and
     notes and contracts payable         (196,108)               (320,012)
  Net change in line of credit
     for financing of mortgage loans    1,900,000              (1,211,890)
                                      -----------             -----------
  Net cash provided by (used in)
     financing activities               1,385,183              (1,917,379)
                                      -----------             -----------
Net change in cash                     (2,423,731)              4,212,074
Cash at beginning of period             3,408,179               3,301,084
                                      -----------             -----------
Cash at end of period                 $   984,448              $7,513,158
                                      ===========             ===========

See accompanying notes to the financial statements.

                SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
                                    March 31, 1998
                                      (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K (file number 0-9341).

2.   Comprehensive Income

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

During the first quarter of 1998 and 1997, total comprehensive income amounted to $568,370 and $232,923, respectively.

3.   Capital Stock

In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                         Three Months Ended March 31,
                                      1998                         1997
                                     ------                       -----
Numerator:
  Net income                      $  478,910                   $  392,680

Denominator:
  Denominator for
    basic earnings per
    share-- weighted-average
    shares                         4,185,555                    3,970,486

  Effect of
    dilutive securities:
    Employee stock
      options                         --                           25,493
    Stock appreciation
     rights                           --                            7,518
                                  ----------                  -----------
  Dilutive potential
    common shares                     --                           33,011


3.   Capital Stock (Continued)

 Denominator
   for diluted
   earnings per
   share-adjusted
   weighted-average
   shares and assumed
     conversions                 4,185,555                      4,003,497
                                ==========                     ==========
 Basic earnings
   per share                         $0.11                          $0.10
                                     =====                          =====
 Diluted earnings
   per share                         $0.11                          $0.10
                                     =====                          =====

There are no dilutive effects on net income for purpose of this calculation.

                                 MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Results of Operations

First Quarter 1998 Compared to First Quarter 1997

Total revenues increased by $388,000, or 5.2%, to $7,807,000 for the three months ended March 31, 1998, from $7,419,000 for the three months ended March 31, 1997. Contributing to this increase in total revenues was an $85,000 increase in insurance premiums and other considerations, a $71,000 increase in net investment income and a $278,000 increase in mortgage fee income. These increases were partially offset by a $61,000 decrease in net mortuary and cemetery sales.

Insurance premiums and other considerations increased by $85,000, or 5.8%, to $1,558,000 for the three months ended March 31, 1998, from $1,473,000 for the comparable period in 1997. This increase was primarily due to an increase in policies in force from new business.

Net investment income increased by $71,000, or 4.0%, to $1,844,000 for the three months ended March 31, 1998, from $1,773,000 for the comparable period in 1997. This increase was attributable to the Company maintaining smaller short-term investment balances and warehousing more mortgage loans during the first quarter of 1998 as compared to the first quarter of 1997.

Net mortuary and cemetery sales decreased by $61,000, or 2.4%, to $2,439,000 for the three months ended March 31, 1998, from $2,500,000 for the comparable period in 1997. This decrease is primarily related to an increase in sales returns and allowances on pre-need sales. Pre-need and at-need sales before sales return and allowances increased 1% and 5%, respectively, over the prior period.

Mortgage fee income increased by $278,000, or 17.1%, to $1,904,000 for the three months ended March 31, 1998, from $1,626,000 for the comparable period in 1997. This increase was primarily attributable to more loan originations during the first quarter of 1998 from the refinancing of residential loans brought about by lower interest rates.

Total benefits and expenses were $7,193,000, or 92.1% of total revenues for the three months ended March 31 1998, as compared to $6,910,000, or 93.1% of total revenues for the three months ended
March 31, 1997.

Death benefits, surrenders and other policy benefits and increase in future policy benefits increased by $27,000, or 1.8%, to $1,564,000 for the three months ended March 31, 1998, from $1,537,000 for the comparable period in 1997. This increase was primarily the result of reserve increases due to more policies in force during the first quarter in 1998 as compared to the first quarter of 1997.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $18,000, or 5.7%, to $297,000, for the three months ended March 31, 1998, from $315,000 for the comparable period in 1997. This decrease is in line with the actuarial assumptions.

General and administrative expenses increased by $428,000, or 10.6%, to $4,476,000 for the three months ended March 31, 1998, from $4,048,000 for the comparable period in 1997. This increase in general and administrative expenses primarily resulted from an increase in commissions and other expenses due to more mortgage loan originations having been made by the Company's mortgage subsidiary.

Interest expense decreased by $93,000, or 33.5%, to $185,000 for the three months ended March 31, 1998, from $278,000 for the comparable period in 1997. This decrease was primarily due to the reduction of long-term debt.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $61,000, or 8.3%, to $671,000 for the three months ended March 31, 1998, from $732,000 for the comparable period in 1997. This decrease was consistent with the decrease in net mortuary and cemetery sales.

Liquidity and Capital Resources

The Company's life insurance subsidiary and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the maturity of held-to-maturity investments, or sale of other investments. The mortgage subsidiary realizes cash flow from fees generated by originating and refinancing mortgage loans and interest earned on mortgages sold to investors. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term, and adequate to pay current policyholder claims, annuity payments, expenses on the issuance of new policies, the maintenance of existing policies, debt service, and operating expenses.

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

The Company's investment policy is to invest predominately in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiary. Bonds owned by the life insurance subsidiary amounted to $48,938,000 at amortized cost as of March 31, 1998 compared to $49,697,000 at amortized cost as of December 31, 1997. This represents 64% of the total insurance-related investments as of March 31, 1998 and December 31, 1997. Generally, all bonds owned by the life insurance subsidiary are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 1998, 4.12% ($2,018,000) and at December 31, 1997, 4.06% ($2,018,000) of the
Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 1998 and December 31, 1997, the life subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $35,675,000 as of March 31, 1998 as compared to $34,659,000 as of March 31, 1997. Stockholders' equity as a percent of capitalization increased to 72.9% as of March 31, 1998 from 68.4% as of March 31, 1997 and as a percent of assets increased to 20.3% from 19.2%, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1997 was 11.7% as compared to a rate of 12.0% for 1996. The 1998 lapse rate is approximately the same as 1997.

At March 31, 1998, $12,052,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiary. The life insurance subsidiary cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Acquisitions
------------
In February 1997, the Company purchased all of the outstanding shares of common stock of Crystal Rose Funeral Home, Inc. for a total consideration of $382,000, which included a note to the former owner in the amount of $297,000.

On April 27, 1998, the Company entered into an Acquisition Agreement (the "Agreement") with Consolidare Enterprises, Inc., a Florida corporation, ("Consolidare"), and certain shareholders of Consolidare for the purchase of all of the outstanding shares of common stock of Consolidare. Consolidare owns approximately 57.4% of the outstanding shares of common stock of Southern Security Life Insurance Company, a Florida corporation ("SSLIC"), and all of the outstanding shares of stock of Insuradyne Corp., a Florida corporation ("Insuradyne"). SSLIC is a Florida domiciled insurance company with total assets of approximately $82.1 million. SSLIC is currently licensed to transact business in 14 states. SSLIC's total revenues for the year ended December 31, 1997 were $11,695,756. SSLIC had a net income of $195,000 for fiscal 1997.

As consideration for the purchase of the shares of Consolidare, the Company will pay to the holders of Consolidare common stock an aggregate of $11,356,400 plus an amount equal to the current assets of Consolidare as of the closing date. For purposes of the purchase consideration, current assets of Consolidare are defined as cash and cash equivalents (with interest earned through the closing date) and accrued commission due to Insuradyne from SSLIC. To pay the purchase consideration, the Company intends to obtain approximately $6,500,000 from bank financing, with the balance of approximately $4,856,400 to be obtained from funds currently held by the Company. In addition to the purchase consideration, the Company is required to cause SSLIC to pay, on the closing date, $1,050,000 to George Pihakis, who is currently President and Chief Executive Officer of SSLIC, as a lump sum settlement of the executive compensation agreement between SSLIC and Mr. Pihakis.

The closing of the Agreement is contingent upon regulatory approvals, including the approval of the Florida Department of Insurance and the Utah Insurance Department, compliance or waiver of compliance under the Hart-Scott-Hodino Antitrust Improvements Act of 1976, approval of the Agreement by the affirmative vote of a majority of the Consolidare shareholders, with no Consolidare shareholders exercising their rights as dissenting shareholders under Section 607.1320 of the Florida statutes, as well as the satisfactory performance of certain covenants and the accuracy of the parties' respective representations and warranties at closing. Following the closing of the Agreement, it is the intention of the Company to merge a newly formed wholly-owned subsidiary of Security National Life Insurance Company into Consolidare, with the result that Security National Life Insurance Company will then own 57.4% of the outstanding shares of common stock of SSLIC. The Company further intends to continue to operate SSLIC as a Florida domiciled insurance company.

Year 2000 Issues
----------------
The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize data sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company's systems, which are presently in use, have been purchased from third party vendors. The Company is in the process of converting to the latest versions for these systems which are Year 2000 compliant ("Version 2000"). The Company plans to have the Version 2000 installed and in use for its life insurance subsidiary in the third quarter of 1998 and the Version 2000 installed and in use for its cemetery and mortuary subsidiaries in the first quarter of 1999. The mortgage subsidiary is currently using a Version 2000 system. The total cost for the Version 2000 systems is approximately $50,000, of which $40,000 has been spent as of March 31, 1998.

Once installed the Company believes that the Year 2000 problem will not pose significiant operational problems for the Company. However, if such conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. Also, the Company is in the process of confirming with its major vendors and suppliers to determine their compliance to the Year 2000.

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

                 NONE

Item 5.          Other Information

                 NONE

Item 6.          Exhibits and Reports on Form 8-K

   (a)           Exhibits

     3.   A.     Articles of Restatement of Articles of Incorporation (8)
          B.     Bylaws (1)

     4.   A.     Specimen Class A Stock Certificate (1)
          B.     Specimen Class C Stock Certificate (1)
          C.     Specimen Preferred Stock Certificate and Certificate of
                 Designation of Preferred Stock (1)
  10.     A.     Restated and Amended Employee Stock Ownership Plan and
                 Trust Agreement (1)
          B.     Deferred Compensation Agreement with George R. Quist (2)
          C.     1993 Stock Option Plan (3)
          D.     Promissory Note with Key Bank of Utah (4)
          E.     Loan and Security Agreement with Key Bank of Utah (4)
          F.     General Pledge Agreement with Key Bank of Utah (4)
          G.     Deferred Compensation Agreement with William C. Sargent (9)
          H.     Note Secured by Purchase Price Deed of Trust and Assignment
                 of Rents with the Carter Family Trust and the Leonard M.
                 Smith Family Trust (5)
          I.     Deed of Trust and Assignment of Rents with the Carter
                 Family Trust and the Leonard M. Smith Family Trust (5)
          J.     Promissory Note with Page and Patricia Greer (6)
          K.     Pledge Agreement with Page and Patricia Greer (6)
          L.     Stock Purchase Agreement with Civil Service Life Insurance
                 Company and Civil Service Employees Insurance Company (7)
          M.     Promissory Note with Civil Service Employees Insurance
                 Company (7)
          N.     Articles of Merger of Civil Service Employees Life
                 Insurance Company into Capital Investors Life Insurance
                 Company (7)
          O.     Agreement and Plan of Merger of Civil Service Employees
                 Life Insurance Company into Capital Investors Life
                 Insurance Company (7)
          P.     Employment Agreement with Scott M. Quist. (9)


     (1) Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987.
     (2) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989.
     (3) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994.
     (4) Incorporated by reference from Report on Form 8-K, as filed on February 24, 1995.
     (5) Incorporated by reference from Annual Report on Form 10K, as filed on March 31, 1995.
     (6) Incorporated by reference from Report on Form 8-K, as filed on May 1, 1995.
     (7) Incorporated by reference from Report on Form 8-K, as filed on January 16, 1996.
     (8) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1997.
     (9) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1998.

     27.         Financial Data Schedule

(b) Reports on Form 8-K

          The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 12, 1998. The report supplied information under Item 2, thereof, captioned "Acquisition or Disposition of Assets", relating to the acquisition of Consolidare Enterprises, Inc.
     SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              REGISTRANT
                                SECURITY NATIONAL FINANCIAL CORPORATION
                                              Registrant



DATED: May 15, 1998                    By:        George R. Quist,
                                                  Chairman of the Board,
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive
                                                   Officer)


DATED: May 15, 1998                    By:        Scott M. Quist
                                                  First Vice President,
                                                  General Counsel and
                                                  Treasurer (Principal
                                                  Financial and Accounting
                                                  Officer)