Form 10-Q
period 1998-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 1998-08-14
CIK 318673

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.

                         FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998        Commission File Number: 0-9341



          SECURITY NATIONAL FINANCIAL CORPORATION
                 Exact Name of Registrant.


           UTAH                              87-0345941
--------------------------------         -----------------
(State or other jurisdiction             IRS Identification Number
of incorporation or organization)

5300 South 360 West, Salt Lake City, Utah        84123
------------------------------------------    ----------
(Address of principal executive offices)      (Zip Code)



Registrant's telephone number,
   including Area Code                       (801) 264-1060


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES  XX         NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $2.00 par value         3,733,470
-------------------------------------    ------------------
      Title of Class                    Number of Shares Outstanding as of
                                        June 30, 1998

Class C Common Stock, $.20 par value          5,140,623
-------------------------------------   --------------------
      Title of Class                    Number of Shares Outstanding as of
                                        June 30, 1998

 SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                         FORM 10Q

                QUARTER ENDED JUNE 30, 1998

                     TABLE OF CONTENTS


              PART I - FINANCIAL INFORMATION



Item 1. Financial Statements                       Page No.

      Consolidated Statements of Earnings - Six and
      three months ended June 30, 1998 and 1997 . . . . 3

      Consolidated Balance Sheets - June 30, 1998
      and December 31, 1997 . . . . . . . . . . . . . 4-5

      Consolidated Statements of Cash Flow -
      Six months ended June 30, 1998 and 1997 . . . . 6-7

      Notes to Consolidated Financial
      Statements. . . . . . . . . . . . . . . . . . . 8-9


Item 2 Management's Discussion and Analysis . . . . 10-14

                PART II - OTHER INFORMATION

      Other Information . . . . . . . . . . . . . . 15-16

      Signature Page. . . . . . . . . . . . . . . . . .17


                   SECURITY NATIONAL FINANCIAL CORPORATION
                              AND SUBSIDIARIES

                     Consolidated Statements of Earnings

                                  Six Months Ended June 30,
                                  1998                1997
Revenues:                      (Unaudited)         (Unaudited)
---------                      -----------         -----------
Insurance premiums and
  other considerations           $ 3,014,874       $ 2,983,294
Net investment income              3,712,179         3,466,068
Net mortuary and cemetery sales    4,872,384         4,772,676
Realized gains on investments
  and other assets                    98,099           269,575
Mortgage fee income                4,183,395         2,887,947
Other                                 38,520            22,210
  Total revenue                   15,919,451        14,401,770

Benefits and expenses:
Death benefits                     1,122,047         1,211,108
Surrenders and other policy benefits 540,711           774,609
Increase in future policy benefits 1,724,671         1,298,064
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                 593,054           639,355
General and administrative expenses:
  Commissions                      3,243,517         2,397,780
  Salaries                         2,620,264         2,435,367
  Other                            3,272,580         2,949,368
Interest expense                     419,729           537,851
Cost of goods and services sold
  of the mortuaries and cemeteries 1,542,620         1,451,098
  Total benefits and expenses     15,079,193        13,694,600

Earnings before income taxes         840,258           707,170
Income tax expense                  (194,331)         (165,112)

  Net earnings                   $   645,927      $    542,058
                                 -----------      ------------

Net earnings per common share          $0.15             $0.14
                                       =====             =====
  Weighted average
    outstanding common shares      4,201,122         3,970,486
                                 -----------      ------------
Net earnings per common
  share-assuming dilution              $0.15             $0.14
                                       =====             =====
  Weighted average outstanding
    common shares-assuming
    dilution                       4,201,122         4,002,345

See accompanying notes to consolidated financial statements.

                    SECURITY NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES

                      Consolidated Statements of Earnings

                                   Three Months Ended June 30,
                                      1998             1997
Revenues:                          (Unaudited)      (Unaudited)
---------                          ----------       ----------
Insurance premiums and
  other considerations            $1,456,809        $1,510,671
Net investment income              1,868,025         1,692,641
Net mortuary and cemetery sales    2,433,092         2,272,313
Realized gains on investments
  and other assets                    62,053           233,548
Mortgage fee income                2,279,449         1,261,828
Other                                 12,598            11,278
                                  ----------        ----------
  Total revenue                    8,112,026         6,982,279

Benefits and expenses:
Death benefits                       611,699           682,684
Surrenders and other policy benefits 241,222           508,155
Increase in future policy benefits   970,281           555,612
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                 296,527           324,527
General and administrative expenses:
  Commissions                      1,688,584         1,127,487
  Salaries                         1,356,994         1,169,323
  Other                            1,614,454         1,437,731
Interest expense                     234,431           260,329
Cost of goods and services sold
  of the mortuaries and cemeteries   871,741           719,236
  Total benefits and expenses      7,885,933         6,785,084

Earnings before income taxes         226,093           197,195
Income tax expense                   (59,076)          (47,818)
                                  ----------       -----------
  Net earnings                    $  167,017       $   149,377
                                  ----------       -----------
Net earnings per common share          $0.04             $0.04
                                       =====             =====
  Weighted average
    outstanding common shares      4,227,691         3,970,486
                                  ----------        ----------
Net earnings per common
  share-assuming dilution              $0.04             $0.04
                                       =====             =====
  Weighted average outstanding
    common shares-assuming
    dilution                       4,227,691         4,002,253
                                  ----------        ----------

See accompanying notes to consolidated financial statements.


                     SECURITY NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets


                                        June 30, 1998          December 31,
                                         (Unaudited)                1997
                                        --------------         ------------
Assets:
-------
Insurance-related investments:
Fixed maturity securities
 held to maturity, at amortized cost   $ 45,080,944         $ 49,784,898
Equity securities available for sale,
   at market                              4,779,216            4,831,813
Mortgage loans on real estate             9,281,050            8,307,237
Real estate, net of
 accumulated depreciation                 7,986,419          7,559,725
Policy loans                              2,911,154            2,882,711
Other loans                                  73,129               84,147
Short-term investments                    5,693,152            3,698,941
   Total insurance-related investments   75,805,064           77,149,472
Restricted assets of cemeteries
 and mortuaries                           4,023,830            3,889,785
Cash                                        982,887            3,408,179
Receivables:
 Trade contracts                          4,325,035            4,323,011
 Mortgage loans sold to investors        16,881,944           11,398,432
 Receivable from agents                     868,540              816,657
 Other                                   1,937,120               364,782
   Total receivables                     24,012,639           16,902,882
 Allowance for doubtful accounts         (1,714,201)          (1,679,090)
 Net receivables                         22,298,438           15,223,792
Land and improvements held for sale       8,510,946            8,466,886
Accrued investment income                   984,356            1,001,998
Deferred policy acquisition costs         4,614,808            4,433,841
Property, plant and equipment, net        7,015,925            6,641,562
Cost of insurance acquired                3,210,571            3,370,018
Excess of cost over net assets
 of acquired subsidiaries                 1,469,697            1,554,505
Other                                       515,493              311,841
                                       ------------         ------------
   Total assets                        $129,432,015         $125,451,879
                                       ============         ============

See accompanying notes to consolidated financial statements.

                 SECURITY NATIONAL FINANCIAL CORPORATION
                           AND SUBSIDIARIES

                 Consolidated Balance Sheets (Continued)


                                    June 30, 1998           December 31,
                                     (Unaudited)                1997
                                    -------------           ------------
Liabilities:
------------
Future life, annuity, and other
 policy benefits                   $ 78,776,497             $ 77,890,080
Line of credit for financing
 of mortgage loans                    2,100,000                  100,000
Bank loans payable                    5,849,885                6,097,351
Notes and contracts payable           3,635,493                3,783,566
Estimated future costs of
  pre-need sales                      6,261,463                5,994,241
Payable to endowment care fund          169,025                  121,370
Accounts payable                        981,649                1,204,029
Other liabilities and accrued
   expenses                           1,914,354                1,632,897
Income taxes                          3,426,414                3,233,415
                                    -----------             ------------
   Total liabilities                103,114,780              100,056,949

Commitments and contingencies

Stockholders' Equity:
Common stock:
   Class A: $2 par value,
   authorized 10,000,000 shares,
   issued 4,393,463 shares in
   1998 and 4,326,588 shares         8,786,926                 8,653,176
   Class C: $0.20 par value,
   authorized 7,500,000 shares,
   issued 5,196,840 shares in
   1998 and 5,200,811 shares in
   1997                              1,039,368                 1,040,162
Total common stock                   9,826,294                 9,693,338
Additional paid-in capital           9,253,141                 9,133,454
Unrealized appreciation of
 investments, net of deferred
 taxes                                 854,675                   830,939
Retained earnings                    8,179,185                 7,533,259
Treasury stock at cost (659,993
   Class A shares and 56,217
   Class C shares in 1998 and
   1997 held by affiliated
   companies)                        (1,796,060)              (1,796,060)
Total stockholders' equity           26,317,235               25,394,930
                                   ------------             ------------
 Total liabilities and
 stockholders' equity              $129,432,015             $125,451,879
                                   ============             ============

See accompanying notes to consolidated financial statements.

                  SECURITY NATIONAL FINANCIAL CORPORATION
                            AND SUBSIDIARIES

                    Consolidated Statements of Cash Flow

                                              Six Months Ended June 30,
                                                1998             1997
                                             (Unaudited)      (Unaudited)
                                             ----------       ----------
Cash flows from operating
   activities:
    Net earnings                              $  645,927      $  542,058
    Adjustments to reconcile net earnings
      to net cash (used in) provided by
         operating activities:
       Realized gains on investments and
         other assets                            (98,099)       (269,575)
       Depreciation                              447,634         380,216
       Provision for losses on accounts
         and loans receivable                     35,111        (159,575)
       Amortization of goodwill, premiums,
         and discounts                            58,424          (1,953)
       Provision for income taxes                193,000         163,560
       Policy acquisition costs deferred        (614,574)       (500,047)
       Policy acquisition costs amortized        433,607         509,780
       Cost of insurance acquired amortized      159,447         129,575
       Change in assets and liabilities net of
       effects from purchases and disposals of
       subsidiaries:
       Land and improvements held for sale       (44,060)        (32,772)
       Future life and other benefits          1,669,577         943,023
       Receivables for mortgage loans sold    (5,483,512)      6,448,583
       Other operating assets and liabilities (1,185,660)        212,919
                                             -----------      ----------
           Net cash (used in) provided by
             operating activities             (3,783,178)      8,365,792

Cash flows from investing activities:
    Securities held to maturity:
       Purchase - fixed maturity securities     (524,563)     (3,157,492)
       Calls and maturities - fixed
     maturity securities                       5,283,390       4,098,016
    Securities available for sale:
       Sales - equity securities                 (15,625)       (166,695)
       Proceeds from sale of equity securities   158,527         498,934
    Purchases of short-term investments       (5,394,210)     (3,192,862)
    Sales of short-term investments            3,400,000         648,738
    Purchases of restricted assets              (134,045)       (241,930)
    Mortgage, policy, and other loans made    (2,913,800)       (362,837)
    Payments received for mortgage,
       policy, and other loans                 1,860,942       2,359,799
    Purchases of property, plant, and equipment (662,030)      (146,046)
    Purchases of real estate                    (522,001)       (45,868)
           Net cash provided by
             investing activities                536,585        291,757

                         SECURITY NATIONAL FINANCIAL CORPORATION
                                      AND SUBSIDIARIES

                    Consolidated Statements of Cash Flow (Continued)

                                             Six Months Ended June 30,
                                            1998                 1997
                                         (Unaudited)          (Unaudited)
                                         ----------           -----------
Cash flows from financing activities:
    Annuity receipts                     1,386,622            1,322,402
    Annuity withdrawals                 (2,169,782)          (2,048,870)
    Repayment of bank loans and
       notes and contracts payable        (295,539)          (1,362,749)
    Purchase of treasury stock               --                 (38,948)
    Net change in line of credit
       for financing of mortgage loans     1,900,000         (1,211,890)
    Net cash provided by (used in)
       financing activities                821,301           (3,340,055)
Net change in cash                      (2,425,292)           5,317,494
Cash at beginning of period              3,408,179            3,301,084
                                      ------------           ----------
Cash at end of period                 $    982,887           $8,618,578
                                      ============           ==========

See accompanying notes to the financial statements.

          SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               June 30, 1998
                                (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

For the three months ended June 30, 1998 and 1997 total comprehensive income amounted to $101,292 and $225,984, respectively. For the six months ended June 30, 1998 and 1997, total comprehensive income amounted to $669,662 and $458,728, respectively.

3.  Capital Stock

In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                             Six Months Ended June 30,
                          1998                   1997
                        --------               --------
Numerator:
    Net income          $645,927                $542,057

Denominator:
    Denominator for
      basic earnings per
      share-- weighted-
      average shares   4,201,122               3,970,486

    Effect of
      dilutive securities:
      Employee stock
       options             --                     19,671
      Stock appreciation
       rights              --                     12,188

    Dilutive potential
      common shares        --                     31,859

    Denominator
      for diluted
      earnings per
      share-adjusted
      weighted-average
      shares and
      assumed
      conversions      4,201,122               4,002,345
                       ---------              ----------
    Basic earnings
      per share            $0.15                   $0.14
                           =====                   =====
    Diluted earnings
      per share            $0.15                   $0.14
                           =====                   =====

                         Three Months Ended June 30,
                          1998                   1997
                         ------                 ------
Numerator:
    Net income          $167,017                $149,377

Denominator:
    Denominator for
      basic earnings per
      share-- weighted-
      average shares   4,227,691               3,970,486

    Effect of
      dilutive securities:
      Employee stock
       options             --                     20,659
      Stock appreciation
       rights              --                     11,108

    Dilutive potential
      common shares        --                     31,767

    Denominator
      for diluted
      earnings per
      share-adjusted
      weighted-average
      shares and
      assumed
      conversions      4,227,691               4,002,253
                      ----------              ----------
    Basic earnings
      per share            $0.04                   $0.04
                           =====                   =====
    Diluted earnings
      per share            $0.04                   $0.04
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

Results of Operations

Second Quarter of 1998 Compared to Second Quarter of 1997

Total revenues increased by $1,130,000, or 16.2%, to $8,112,000 for the three months ended June 30, 1998, from $6,982,000 for the three months ended June 30, 1997. Contributing to this increase in total revenues was a $1,018,000 increase in mortgage fee income, a $175,000 increase in net investment income, and a $161,000 increase in net mortuary and cemetery sales. These increases were partially offset by a $54,000 decrease in insurance premiums and other considerations and a $171,000 decrease in realized gains on investments and other assets.

Insurance premiums and other considerations decreased by $54,000, or 3.6%, to $1,457,000 for the three months ended June 30, 1998, from $1,511,000 for the comparable period in 1997. This decrease was primarily due to a reduction in policies in force from new business.

Net investment income increased by $175,000, or 10.4%, to $1,868,000 for the three months ended June 30, 1998, from $1,693,000 for the comparable period in 1997. This increase was attributable to the Company warehousing additional mortgage loans during the second quarter of 1998 as compared to the second quarter of 1997.

Net mortuary and cemetery sales increased by $161,000, or 7.1%, to $2,433,000 for the three months ended June 30, 1998, from $2,272,000 for the comparable period in 1997. This increase was primarily related to an increase in pre-need sales which increased 45% over the prior period.

Mortgage fee income increased by $1,018,000, or 80.6%, to $2,280,000 for the three months ended June 30, 1998, from $1,262,000 for the comparable period in 1997. This increase was primarily attributable to more loan originations during the second quarter of 1998 from the refinancing of residential loans brought about by lower interest rates.

Total benefits and expenses were $7,886,000, or 97.2% of total revenues for the three months ended June 30 1998, as compared to $6,785,000, or 97.2% of total revenues for the three months ended
June 30, 1997.

Death benefits, surrenders and other policy benefits and increase in future policy benefits increased by $77,000, or 4.4%, to $1,823,000 for the three months ended June 30, 1998, from $1,746,000 for the comparable period in 1997. This increase was primarily the result of accumulative interest on policyholder funds.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $28,000, or 8.6%, to $297,000, for the three months ended June 30, 1998, from $325,000 for the comparable period in 1997. This decrease was in line with the actuarial assumptions.

General and administrative expenses increased by $926,000, or 24.8%, to $4,660,000 for the three months ended June 30, 1998, from $3,734,000 for the comparable period in 1997. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the second quarter of 1998.

Interest expense decreased by $26,000, or 9.9%, to $234,000 for the three months ended June 30, 1998, from $260,000 for the comparable period in 1997. This decrease was primarily due to the reduction of long-term debt.

Cost of goods and services sold of the mortuaries and cemeteries increased by $153,000, or 21.2%, to $872,000 for the three months ended June 30, 1998, from $719,000 for the comparable period in 1997. This increase was consistent with the increase in net mortuary and cemetery sales.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30,
1997

Total revenues increased by $1,518,000, or 10.5%, to $15,920,000 for the six months ended June 30, 1998, from $14,402,000 for the six months ended June 30, 1997. Contributing to this increase in total revenues was a $1,295,000 increase in mortgage fee income, a $32,000 increase in insurance premiums and other considerations, a $246,000 increase in net investment income, and a $100,000 increase in net mortuary and cemetery sales. These increases were partially offset by a $171,000 decrease in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $32,000, or 1.1%, to $3,015,000 for the six months ended June 30, 1998, from $2,983,000 for the comparable period in 1997. This increase was primarily due to an increase in policies in force from new business.

Net investment income increased by $246,000, or 7.1%, to $3,712,000 for the six months ended June 30, 1998, from $3,466,000 for the comparable period in 1997. This increase was attributable to the Company warehousing additional mortgage loans during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

Net mortuary and cemetery sales increased by $100,000, or 2.1%, to $4,872,000 for the six months ended June 30, 1998, from $4,772,000 for the comparable period in 1997. This increase is primarily related to an increase in pre-need sales and at-need sales which increased 22% and 3%, respectively, over the prior period.

Mortgage fee income increased by $1,295,000, or 44.9%, to $4,183,000 for the six months ended June 30, 1998, from $2,888,000 for the comparable period in 1997. This increase was primarily attributable to more loan originations during the first six months of 1998 from the refinancing of residential loans brought about by lower interest rates.

Total benefits and expenses were $15,079,000, or 94.7% of total revenues for the six months ended June 30 1998, as compared to $13,695,000, or 95.1% of total revenues for the six months ended
June 30, 1997.

Death benefits, surrenders and other policy benefits and increase in future policy benefits increased by $104,000, or 3.2%, to $3,388,000 for the six months ended June 30, 1998, from $3,284,000 for the comparable period in 1997. This increase was primarily the result of accumulative interest on policyholder funds.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $46,000, or 7.2%, to $593,000, for the six months ended June 30, 1998, from $639,000 for the comparable period in 1997. This decrease was in line with the actuarial assumptions.

General and administrative expenses increased by $1,354,000, or 17.4%, to $9,137,000 for the six months ended June 30, 1998, from $7,783,000 for the comparable period in 1997. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the six months ended June 30, 1998.

Interest expense decreased by $118,000, or 22.0%, to $420,000 for the six months ended June 30, 1998, from $538,000 for the comparable period in 1997. This decrease was primarily due to the reduction of long-term debt.

Cost of goods and services sold of the mortuaries and cemeteries increased by $92,000, or 6.3%, to $1,543,000 for the six months ended June 30, 1998, from $1,451,000 for the comparable period in 1997. This increase was consistent with the increase in net mortuary and cemetery sales.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiary. Bonds owned by the life insurance subsidiary amounted to $44,993,000 at amortized cost as of June 30, 1998 compared to $49,697,000 at amortized cost as of December 31, 1997. This represents 61% and 64% of the total insurance-related investments as of June 30, 1998 and December 31, 1997, respectively. Generally, all bonds owned by the life insurance subsidiary are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 1998, 4.5% ($2,018,000) and at December 31, 1997, 4.1%
($2,018,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 1998 and December 31, 1997, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $35,803,000 as of June 30, 1998 as compared to $35,276,000 as of December 31, 1997. Stockholders' equity as a percent of capitalization increased to 74% as of June 30, 1998 from 72% as of December 31, 1997 and as a percent of assets was 20% for both periods.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1997 was 11.7% as compared to a rate of 12.0% for 1996. The 1998 lapse rate is approximately the same as 1997.

At June 30, 1998, $11,948,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiary. The life insurance subsidiary cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

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

The closing of the Agreement is contingent upon regulatory approvals, including the approval of the Florida Department of Insurance and the Utah Insurance Department, compliance or waiver of compliance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval of the Agreement by the affirmative vote of a majority of the Consolidare shareholders, with no Consolidare shareholders exercising their rights as dissenting shareholders under Section 607.1320 of the Florida statutes, as well as the satisfactory performance of certain covenants and the accuracy of the parties' respective representations and warranties at closing. Following the closing of the Agreement, it is the intention of the Company to merge a newly formed wholly-owned subsidiary of Security National Life Insurance Company into Consolidare, with the result that Security National Life Insurance Company will then own 57.4% of the outstanding shares of common stock of SSLIC. The Company further intends to continue to operate SSLIC as a Florida domiciled insurance company.

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

The Company's systems, which are presently in use, have been purchased from third party vendors. The Company is in the process of converting to the latest versions for these systems which are Year 2000 compliant ("Version 2000"). The Company plans to have the Version 2000 installed and in use for its life insurance subsidiary in the third quarter of 1998 and the Version 2000 installed and in use for its cemetery and mortuary subsidiaries in the first quarter of 1999. The mortgage subsidiary is currently using a Version 2000 system. The total cost for the Version 2000 systems is approximately $50,000, of which $40,000 has been spent as of June 30, 1998.

Once installed the Company believes that the Year 2000 problem will not pose significiant operational problems for the Company. However, if such conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. Also, the Company is in the process of confirming with its major vendors and suppliers to determine their readiness for the Year 2000.


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

          NONE

Item 6.   Exhibits and Reports on Form 8-K

  (a)     Exhibits

   3. A.   Articles of Restatement of Articles of Incorporation (8)
      B.   Bylaws (1)

   4. A.   Specimen Class A Stock Certificate (1)
      B.   Specimen Class C Stock Certificate (1)
      C.   Specimen Preferred Stock Certificate and Certificate of
           Designation of Preferred Stock (1)
  10. A.   Restated and Amended Employee Stock Ownership Plan and
           Trust Agreement (1)
      B.   Deferred Compensation Agreement with George R. Quist (2)
      C.   1993 Stock Option Plan (3)
      D.   Promissory Note with Key Bank of Utah (4)
      E.   Loan and Security Agreement with Key Bank of Utah (4)
      F.   General Pledge Agreement with Key Bank of Utah (4)
      G.   Deferred Compensation Agreement with William C. Sargent (9)
      H.   Note Secured by Purchase Price Deed of Trust and Assignment
           of Rents with the Carter Family Trust and the Leonard M.
           Smith Family Trust (5)
      I.   Deed of Trust and Assignment of Rents with the Carter
           Family Trust and the Leonard M. Smith Family Trust (5)
      J.   Promissory Note with Page and Patricia Greer (6)
      K.   Pledge Agreement with Page and Patricia Greer (6)
      L.   Stock Purchase Agreement with Civil Service Life Insurance
           Company and Civil Service Employees Insurance Company (7)
      M.   Promissory Note with Civil Service Employees Insurance
           Company (7)
      N.   Articles of Merger of Civil Service Employees Life
           Insurance Company into Capital Investors Life Insurance
           Company (7)
      O.   Agreement and Plan of Merger of Civil Service Employees
           Life Insurance Company into Capital Investors Life
           Insurance Company (7)
      P.   Employment Agreement with Scott M. Quist. (9)
      Q.   Acquisition Agreement with Consolidare
           Enterprises, Inc.(10)
      -------------------------------------
   (1)     Incorporated by reference from Registration Statement on
           Form S-1, as filed on June 29, 1987.
   (2)     Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989.
   (3)     Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994.
   (4)     Incorporated by reference from Report on Form 8-K, as filed on February 24, 1995.
   (5)     Incorporated by reference from Annual Report on Form 10K,
           as filed on March 31, 1995.
   (6)     Incorporated by reference from Report on Form 8-K, as filed on May 1, 1995.
   (7)     Incorporated by reference from Report on Form 8-K, as filed on January 16, 1996.
   (8)     Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1997.
   (9)     Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1998.
   (10)    Incorporated by reference from Report on Form 8-K, as filed on May 12, 1998.

   27.     Financial Data Schedule

(b) Reports on Form 8-K

      The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 12, 1998. The report supplied information under Item 2, thereof, captioned "Acquisition or Disposition of Assets", relating to the acquisition of Consolidare Enterprises, Inc.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         REGISTRANT
           SECURITY NATIONAL FINANCIAL CORPORATION
                         Registrant



DATED: August 14, 1998        By:   George R. Quist,
                                    -----------------
                                    Chairman of the Board,
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive
                                    Officer)


DATED: August 14, 1998        By:   Scott M. Quist
                                    ---------------
                                    First Vice President,
                                    General Counsel and
                                    Treasurer (Principal
                                    Financial and Accounting
                                    Officer)