Form 10-Q
period 1998-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 1998-11-16
CIK 318673

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.

                         FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998   Commission File
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

                   YES  XX         NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $2.00 par value         3,737,477
-------------------------------------   ------------------
      Title of Class                    Number of Shares
                                        Outstanding as of
                                        September 30, 1998

Class C Common Stock, $.20 par value          5,131,004
------------------------------------    ------------------
      Title of Class                    Number of Shares
                                        Outstanding as of
                                        September 30, 1998

 SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                         FORM 10Q

             QUARTER ENDED SEPTEMBER 30, 1998

                     TABLE OF CONTENTS


              PART I - FINANCIAL INFORMATION



Item 1. Financial Statements                       Page No.

      Consolidated Statements of Earnings - Three and nine months ended September 30, 1998 and 1997 . . 3

      Consolidated Balance Sheets - September 30, 1998
      and December 31, 1997 . . . . . . . . . . . . . 4-5

      Consolidated Statements of Cash Flow -
      Nine months ended September 30, 1998 and 1997 . 6-7

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

                PART II - OTHER INFORMATION

      Other Information . . . . . . . . . . . . . . 15-16

      Signature Page. . . . . . . . . . . . . . . . . .17


                   SECURITY NATIONAL FINANCIAL CORPORATION
                            AND SUBSIDIARIES

                     Consolidated Statements of Earnings

                      Nine Months Ended               Three Months Ended
                          September 30,                  September 30,
                      1998             1997           1998           1997
                  (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)
Revenues:
---------
Insurance premiums and
  other
  considerations   $ 4,522,461       $ 4,532,608   $1,507,587     $1,549,314
Net investment
   income            5,587,104         5,165,284    1,874,925      1,699,216
Net mortuary
  and cemetery sales 6,966,139         7,019,648    2,093,755      2,246,972
Realized gains
 on investments
  and other assets     102,991           254,170        4,892        (15,405)
Mortgage fee income  6,687,379         4,148,672    2,503,984      1,260,725
Other                   51,555            28,182       13,035          5,972
                   -----------       -----------   ----------     ----------
  Total revenue    $23,917,629       $21,148,564   $7,998,178     $6,746,794

Benefits and expenses:
Death benefits     $ 1,785,148       $ 1,704,951   $  663,101     $  493,843
Surrenders and
other policy
  benefits             791,529           987,117      250,818         212,508
Increase in future
 policy benefits     2,481,246         2,132,961      756,575         834,897
Amortization of
 deferred policy
  acquisition costs
  and cost ofinsurance
   acquired            994,389         1,033,053      401,335         393,698
General and
 administrative expenses:
  Commissions        5,091,565         3,462,737    1,848,048       1,064,957
  Salaries           3,950,062         3,733,669    1,329,798       1,298,302
  Other              4,904,959         4,293,988    1,632,379       1,344,620
Interest expense       682,513           798,358      262,784         260,507
Cost of goods and
 services sold
  of the mortuaries
  and cemeteries     2,264,090        2,101,222       721,470         650,124
                   -----------       ----------    ----------      ----------
  Total benefits
    and expenses   $22,945,501       $20,248,056   $7,866,308      $6,553,456
                   -----------       -----------   ----------      ----------
Earnings before
 income taxes      $   972,128       $   900,508   $  131,870      $  193,338
Income tax expense    (224,615)         (208,184)     (30,284)        (43,072)
                   -----------       -----------   ----------      ----------
  Net earnings     $   747,513       $   692,324   $  101,586      $  150,266
                   ===========       ===========   ==========      ==========
Net earnings per
 common share            $0.18             $0.17        $0.02           $0.04
                         =====             =====        =====           =====
  Weighted average
    outstanding
     common shares   4,220,488         3,970,860    4,249,563       3,971,233
                    ==========       ===========   ==========     ===========
Net earnings per
  common share-
   assuming dilution     $0.18             $0.17        $0.02           $0.04
                         =====             =====        =====           =====
  Weighted average
   outstanding common
    shares-assuming
     dilution        4,220,488         4,000,563    4,249,563       4,000,867
                   ===========        ==========   ==========      ==========

See accompanying notes to consolidated financial statements.

                   SECURITY NATIONAL FINANCIAL CORPORATION
                              AND SUBSIDIARIES

                        Consolidated Balance Sheets


                                  September 30, 1998           December 31,
                                      (Unaudited)                  1997
                                  -------------------          -------------
Assets:
-------
Insurance-related investments:
Fixed maturity securities
 held to maturity, at
 amortized cost                     $ 42,717,838                 $ 49,784,898
Equity securities available for sale,
   at market                           4,586,611                    4,831,813
Mortgage loans on real estate         10,320,956                    8,307,237
Real estate, net of accumulated
  depreciation                         7,973,940                   7,559,725
Policy loans                           2,971,987                    2,882,711
Other loans                               71,092                       84,147
Short-term investments                 2,632,812                    3,698,941
                                    ------------                 ------------
   Total insurance-related
    investments                       71,275,236                   77,149,472
Restricted assets of cemeteries
 and mortuaries                        4,070,986                    3,889,785
Cash                                   1,065,299                    3,408,179
Receivables:
 Trade contracts                       4,120,895                    4,323,011
 Mortgage loans sold to investors     21,221,975                   11,398,432
 Receivable from agents                  869,313                      816,657
 Other                                 2,006,721                      364,782
                                     -----------                  -----------
   Total receivables                  28,218,904                   16,902,882
 Allowance for doubtful accounts      (1,643,521)                  (1,679,090)
                                    ------------                  -----------
 Net receivables                      26,575,383                   15,223,792
Land and improvements held for sale    8,544,158                    8,466,886
Accrued investment income                916,295                    1,001,998
Deferred policy acquisition costs      4,714,483                    4,433,841
Property, plant and equipment, net     6,987,711                    6,641,562
Cost of insurance acquired             3,130,848                    3,370,018
Excess of cost over net assets
 of acquired subsidiaries              1,442,304                    1,554,505
Other                                    904,473                      311,841
                                    ------------                 ------------
   Total assets                     $129,627,176                 $125,451,879
                                    ============                 ============
See accompanying notes to consolidated financial statements.

                       SECURITY NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARIES
                       Consolidated Balance Sheets (Continued)

                                September 30, 1998            December 31,
                                    (Unaudited)                   1997
                                -------------------           ------------
Liabilities:
------------
Future life, annuity, and other
 policy benefits                    $ 79,213,888                 $ 77,890,080
Line of credit for financing
 of mortgage loans                     1,686,011                      100,000
Bank loans payable                     5,745,549                    6,097,351
Notes and contracts payable            3,574,980                    3,783,566
Estimated future costs of
   pre-need sales                      6,304,680                    5,994,241
Payable to endowment care fund           374,361                      121,370
Accounts payable                         998,286                    1,204,029
Other liabilities and accrued
  expenses                             2,035,224                    1,632,897
Income taxes                           3,456,698                    3,233,415
                                    ------------                 ------------
   Total liabilities                 103,389,677                  100,056,949

Commitments and contingencies

Stockholders' Equity:
---------------------
Common stock:
   Class A: $2 par value, authorized
      10,000,000 shares,
      issued 4,397,470 shares in
      1998 and 4,326,588 shares
      in 1997                         8,794,940                    8,653,176
   Class C: $0.20 par value, authorized
      7,500,000 shares, issued 5,187,221
      shares in 1998 and 5,200,811 shares
      in 1997                         1,037,444                    1,040,162
                                    -----------                   ----------
Total common stock                    9,832,384                    9,693,338
Additional paid-in capital            9,258,574                    9,133,454
Unrealized appreciation of investments,
 net of deferred taxes                  662,069                      830,939
Retained earnings                     8,280,532                    7,533,259
Treasury stock at cost (659,993 Class
   A shares and 56,217 Class C shares
   in 1998 and 1997 held by affiliated
   companies)                        (1,796,060)                  (1,796,060)
                                   ------------                 ------------
Total stockholders' equity           26,237,499                   25,394,930
                                   ------------                 ------------
 Total liabilities and
   stockholders' equity            $129,627,176                 $125,451,879
                                   ============                 ============
See accompanying notes to consolidated financial statements.


                      SECURITY NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARIES

                       Consolidated Statements of Cash Flow

                                 Nine Months Ended September 30,
                                 1998                      1997
                              (Unaudited)              (Unaudited)
                              ----------               ----------
Cash flows from operating activities:
   Net earnings             $    747,513               $   692,324
   Adjustments to reconcile
    net earnings to net cash
    (used in) provided by
      operating activities:
    Realized gains on investments and
      other assets              (103,421)                 (254,171)
    Depreciation                 678,836                   590,517
    Provision for losses on
      accounts and loans
      receivable                (35,569)                 (169,447)
    Amortization of goodwill,
    premiums, and discounts      74,958                     9,396
    Provision for income taxes  223,284                   206,796
    Policy acquisition costs
     deferred                (1,035,861)                 (695,875)
    Policy acquisition costs
     amortized                  755,219                   793,763
    Cost of insurance
     acquired amortized         239,170                   239,290
    Change in assets and liabilities net of
    effects from purchases and disposals of
    subsidiaries:
     Land and improvements
       held for sale            (77,272)                  (25,307)
     Future life and other
       benefits               1,964,694                 1,875,664
     Receivables for
      mortgage loans sold    (9,823,543)                  811,270
     Other operating assets
      and liabilities          (975,470)                   80,550
                            -----------              ------------
         Net cash provided
      by operating
      activities             (7,367,462)                4,154,770
Cash flows from investing activities:
  Securities held to maturity:
     Purchase - fixed maturity
       securities              (524,563)               (6,412,063)
     Calls and maturities -
      fixed maturity
      securities              7,661,157                 6,232,281
Securities available for sale:
     Purchases - equity
      securities                (22,183)                 (169,605)
     Sales - equity
      securities                165,085                   501,847
Purchases of short-term
     investments             (8,536,330)               (3,951,926)
Sales of short-term
    investments               9,602,460                 1,711,632
Purchases of restricted
    assets                     (181,201)                 (338,014)
Mortgage, policy, and
   other loans made          (4,913,800)                 (362,837)
Payments received for
   mortgage, policy, and
   other loans                2,853,682                 2,576,559
Purchases of property,
   plant, and equipment        (779,647)                 (249,237)
Purchases of real estate       (684,815)                  (46,145)
                           ------------              ------------
      Net cash provided by
       investing activities   4,639,845                  (507,508)

               SECURITY NATIONAL FINANCIAL CORPORATION
                           AND SUBSIDIARIES

            Consolidated Statements of Cash Flow (Continued)

                                      Nine Months Ended September 30,
                                      1998                     1997
                                   (Unaudited)             (Unaudited)
                                   ----------            ------------
Cash flows from financing activities:
   Annuity receipts                   1,980,007            1,911,600
   Annuity withdrawal                (2,620,893)          (3,231,904)
   Repayment of bank loans and
       notes and contracts payable     (560,388)          (1,580,063)
   Purchase of treasury stock             -0-                (38,948)
   Net change in line of credit
       for financing of
       mortgage loans                 1,586,011           (1,211,890)
                                    -----------          -----------
   Net cash provided by (used in)
       financing activities             384,737           (4,151,205)
                                    -----------          -----------
Net change in cash                   (2,342,880)            (503,943)
Cash at beginning of period           3,408,179            3,301,084
                                    -----------          -----------
Cash at end of period               $ 1,065,299          $ 2,797,141
                                    ===========          ===========

See accompanying notes to the financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements
                    September 30, 1998
                        (Unaudited)

1.  Basis of Presentation
    ---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

2. Comprehensive Income
   --------------------
As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

For the three months ended September 30, 1998 and 1997 total comprehensive income (loss) amounted to $(91,019) and $633,374, respectively. For the nine months ended September 30, 1998 and 1997, total comprehensive income amounted to $578,643 and $1,092,102 respectively.

3. Capital Stock
   -------------
In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                     Nine Months Ended September 30,
                        1998                   1997
                        ----                   ----
Numerator:
   Net income         $747,513                $692,324
                      ========                ========
Denominator:
   Denominator for
     basic earnings per
     share-- weighted-
     average shares  4,220,488               3,970,860

  Effect of
     dilutive securities:
     Employee stock
      options            --                     18,096
     Stock appreciation
      rights             --                     11,607
                     ----------             ----------
   Dilutive potential
     common shares       --                     29,703
                    -----------             ----------
   Denominator
     for diluted
     earnings per
     share-adjusted
     weighted-average
     shares and
     assumed
     conversions     4,220,488               4,000,563
                    ==========              ==========
   Basic earnings
     per share           $0.18                   $0.17
                         =====                   =====
   Diluted earnings
     per share           $0.18                   $0.17
                         =====                   =====

                        Three Months Ended September 30,
                        1998                       1997
                        ----                       ----
Numerator:
   Net income         $101,586                $150,266

Denominator:
   Denominator for
     basic earnings per
     share-- weighted-
     average shares  4,249,563               3,971,233

   Effect of
     dilutive securities:
     Employee stock
      options            --                     18,559
     Stock appreciation
      rights             --                     11,075
                     ----------             ----------
   Dilutive potential
     common shares       --                     29,634
                     ----------             ----------
   Denominator
     for diluted
     earnings per
     share-adjusted
     weighted-average
     shares and
     assumed
     conversions     4,249,563               4,000,867
                    ==========              ==========
   Basic earnings
     per share           $0.02                   $0.04
                         =====                   =====
   Diluted earnings
     per share           $0.02                   $0.04
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

Results of Operations

Third Quarter of 1998 Compared to Third Quarter of 1997

Total revenues increased by $1,251,000, or 18.5%, to $7,998,000 for the three months ended September 30, 1998, from $6,747,000 for the three months ended September 30, 1997. Contributing to this increase in total revenues was a $1,243,000 increase in mortgage fee income and a $176,000 increase in net investment income. These increases were partially offset by a $41,000 decrease in insurance premiums and other considerations, and a $153,000 decrease in net mortuary and cemetery sales.

Insurance premiums and other considerations decreased by $41,000, or 2.7%, to $1,508,000 for the three months ended September 30, 1998, from $1,549,000 for the comparable period in 1997. This decrease was primarily due to a reduction in policies in force.

Net investment income increased by $176,000, or 10.3%, to $1,875,000 for the three months ended September 30, 1998, from $1,699,000 for the comparable period in 1997. This increase was attributable to the Company warehousing additional mortgage loans during the third quarter of 1998 as compared to the third quarter of 1997.

Net mortuary and cemetery sales decreased by $153,000, or 6.8%, to $2,094,000 for the three months ended September 30, 1998, from $2,247,000 for the comparable period in 1997. This decrease was the result of a reduction in pre-need and at-need sales which decreased 22.4% and 6.7%, respectively, over the comparable period in 1997 and is partially offset by a decrease in returns and allowances of 44.3% over the prior period.

Mortgage fee income increased by $1,243,000, or 98.6%, to $2,504,000 for the three months ended September 30, 1998, from $1,261,000 for the comparable period in 1997. This increase was primarily attributable to more loan originations during the third quarter of 1998 from the refinancing of residential loans brought about by lower interest rates.

Total benefits and expenses were $7,866,000, or 98.4% of total revenues for the three months ended September 30 1998, as compared to $6,553,000, or 97.1% of total revenues for the three months ended September 30, 1997.

Death benefits, surrenders and other policy benefits and increase in future policy benefits increased by $129,000, or 8.4%, to $1,670.000 for the three months ended September 30, 1998, from $1,541,000 for the comparable period in 1997. This increase was primarily the result of accumulative interest on policyholder funds.

Amortization of deferred policy acquisition costs and cost of insurance acquired increased by $8,000, or 1.9%, to $401,000, for the three months ended September 30, 1998, from $394,000 for the comparable period in 1997. This decrease was in line with the actuarial assumptions.

General and administrative expenses increased by $1,102,000 or 29.7%, to $4,810,000 for the three months ended September 30, 1998, from $3,708,000 for the comparable period in 1997. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the third quarter of 1998.

Interest expense increased by $2,000, or .9%, to $263,000 for the three months ended September 30, 1998, from $261,000 for the comparable period in 1997. This increase was primarily due to the use of the line of credit borrowings.

Cost of goods and services sold of the mortuaries and cemeteries increased by $71,000, or 11.0%, to $721,000 for the three months ended September 30, 1998, from $650,000 for the comparable period in 1997. This increase was primarily related to an increase in pre-need trust sales which have a higher cost of goods and services charge than other non-trust pre-need sales.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Total revenues increased by $2,769,000, or 13.1%, to $23,918,000 for the nine months ended September 30, 1998, from $21,149,000 for the nine months ended September 30, 1997. Contributing to this increase in total revenues was a $2,539,000 increase in mortgage fee income and a $422,000 increase in net investment income. These increases were partially offset by a $151,000 decrease in realized gains on investments and other assets, a $10,000 decrease in insurance premiums and other considerations, and a $54,000 decrease in net mortuary and cemetery sales.

Insurance premiums and other considerations decreased by $10,000, or
 .2%, to $4,522,000 for the nine months ended September 30, 1998, from $4,532,000 for the comparable period in 1997. This decrease was primarily due to a reduction in policies in force.

Net investment income increased by $422,000, or 8.2%, to $5,587,000 for the nine months ended September 30, 1998, from $5,165,000 for the comparable period in 1997. This increase was attributable to the Company warehousing additional mortgage loans during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

Net mortuary and cemetery sales decreased by $54,000 , or .8%, to $6,966,000 for the nine months ended September 30, 1998, from $7,020,000 for the comparable period in 1997. This decrease is primarily the result of an increase in returns and allowances of 24% over the prior period, and is partially offset by an increase in pre-need sales which increased 6.8% over the comparable period in 1997.

Mortgage fee income increased by $2,539,000, or 61.2%, to $6,687,000 for the nine months ended September 30, 1998, from $4,149,000 for the comparable period in 1997. This increase was primarily attributable to more loan originations during the first nine months of 1998 from the refinancing of residential loans brought about by lower interest rates.

Total benefits and expenses were $22,946,000, or 95.9% of total revenues for the nine months ended September 30 1998, as compared to $20,248,000, or 95.7% of total revenues for the nine months ended
September 30, 1997.

Death benefits, surrenders and other policy benefits and increase in future policy benefits increased by $233,000, or 4.8%, to $5,058,000 for the nine months ended September 30, 1998, from $4,825,000 for the comparable period in 1997. This increase was primarily the result of accumulative interest on policyholder funds.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $39,000, or 3.7%, to $994,000, for the nine months ended September 30, 1998, from $1,033,000 for the comparable period in 1997. This decrease was in line with the actuarial assumptions.

General and administrative expenses increased by $2,456,000, or 21.4%, to $13,947,000 for the nine months ended September 30, 1998, from $11,490,000 for the comparable period in 1997. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the nine months ended September 30, 1998.

Interest expense decreased by $115,000, or 14.5%, to $683,000 for the nine months ended September 30, 1998, from $798,000 for the comparable period in 1997. This decrease was primarily due to the reduction of long-term debt.

Cost of goods and services sold of the mortuaries and cemeteries increased by $163,000 or 7.8%, to $2,264,000 for the nine months ended September 30, 1998, from $2,101,000 for the comparable period in 1997. This increase was consistent with the increase in pre-need mortuary and cemetery sales.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiary. Bonds owned by the life insurance subsidiary amounted to $42,630,000 at amortized cost as of September 30, 1998 compared to $49,697,000 at amortized cost as of December 31, 1997. This represents 61% and 64% of the total insurance-related investments as of September 30, 1998 and December 31, 1997, respectively. Generally, all bonds owned by the life insurance subsidiary are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At September 30, 1998, 4.0% ($1,718,000) and at December 31, 1997, 4.1% ($2,018,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 1998 and December 31, 1997, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $35,558,000 as of September 30, 1998 as compared to $35,276,000 as of December 31, 1997. Stockholders' equity as a percent of capitalization increased to 74% as of September 30, 1998 from 72% as of December 31, 1997 and as a percent of assets was 20% for both periods.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1997 was 11.7% as compared to a rate of 12.0% for 1996. The 1998 lapse rate is approximately the same as 1997.

At September 30, 1998, $11,676,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiary. The life insurance subsidiary cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Acquisitions

On April 27, 1998, the Company entered into an Acquisition Agreement (the "Agreement") with Consolidare Enterprises, Inc., a Florida corporation, ("Consolidare"), and certain shareholders of Consolidare for the purchase of all of the outstanding shares of common stock of Consolidare. Consolidare owns approximately 57.4% of the outstanding shares of common stock of Southern Security Life Insurance Company, a Florida corporation ("SSLIC"), and all of the outstanding shares of stock of Insuradyne Corp., a Florida corporation ("Insuradyne"). SSLIC is a Florida domiciled insurance company with total assets of approximately $82.1 million. SSLIC is currently licensed to transact business in 14 states. SSLIC's total revenues for the year ended December 31, 1997 were $11,696,000. SSLIC had a net income of $195,000 for fiscal 1997.

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

The Company's systems, which are presently in use, have been purchased from third party vendors. The Company is in the process of converting to the latest versions for these systems which are Year 2000 compliant ("Version 2000"). The Company, as of September 1, 1998, implemented the Version 2000 for its life insurance subsidiary and plans to have the Version 2000 installed and in use for its cemetery and mortuary subsidiaries in the first quarter of 1999. The mortgage subsidiary is currently using a Version 2000 system. The total cost for the Version 2000 systems is approximately $50,000, of which $45,000 has been spent as of September 30, 1998.

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


                        REGISTRANT
          SECURITY NATIONAL FINANCIAL CORPORATION
                        Registrant



DATED: November 15, 1998     By:   George R. Quist,
                                   ----------------
                                   Chairman of the Board,
                                   President and Chief
                                   Executive Officer
                                   (Principal Executive
                                   Officer)


DATED: November 15, 1998     By:   Scott M. Quist
                                   --------------
                                   First Vice President,
                                   General Counsel and
                                   Treasurer (Principal
                                   Financial and Accounting
                                   Officer)