Form 10-K
period 1998-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 1999-04-15
CIK 318673

                                         SECURITIES AND EXCHANGE COMMISSION

                                               Washington, D.C. 20549

                                                      Form 10-K

                       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended December 31, 1998, or

                        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                 OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the Transition Period from       to

                                            Commission File Number 0-9341

                                Security National Financial Corporation
                         (Exact name of registrant as specified in its Charter)

           UTAH                                  87-0345941
----------------------------                     ----------
(State or other jurisdiction          (I.R.S. Employer Identification Number)
 of incorporation or organization)

   5300 South 360 West, Suite 250                              84123
      Salt Lake City, Utah                                   (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:        (801) 264-1060

Securities registered pursuant to Section 12(d) of the Act:

                                                    Name of each exchange
Title of each Class                                  on which registered
-------------------                                -------------------------
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

                                           Yes [X]  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1999 was approximately $10,792,000.

As of March 31, 1999, registrant had issued and outstanding
3,924,337 shares of Class A Common Stock and 5,387,567 shares of Class C Stock.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                    PART I

Item 1.  Business

Security National Financial Corporation (the "Company") operates in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance. These products are marketed in 34 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment of the Company consists of five cemeteries in the state of Utah and one in the state of California and eight mortuaries in the state of Utah and six in the state of Arizona. The Company also engages in pre-need selling of funeral, cemetery and cremation services through its Utah operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction and existing homes and real estate projects.

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

The Company was organized as a holding company in 1979 when
Security National Life became a wholly owned subsidiary of the Company and the former stockholders of Security
National Life became stockholders of the Company.  Security
National Life was formed in 1965 and has grown through the direct sale of life insurance and annuities and through the acquisition of other insurance companies, including the acquisitions of Capital Investors Life Insurance Company in
December 1994, Civil Service Employees Life Insurance
Company in December 1995 and Southern Security Life
Insurance Company in December 1998.  Memorial Estates, Inc.
and Memorial Mortuary became direct subsidiaries of the Company in the 1979 reorganization when the Company was formed. These companies were acquired by Security National
Life in 1973. The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies, including the acquisitions of Paradise
Chapel Funeral Home, Inc. in 1989, Holladay Memorial Park,
Inc., Cottonwood Mortuary, Inc. and Deseret Memorial, Inc.
in 1991, Sunset Funeral Home in January 1994, Greer-Wilson

Funeral Home, Inc. in April 1995 and Crystal Rose Funeral
Home in February 1997.  In July 1993, the Company formed
Security National Mortgage Company ("Security National
Mortgage") to originate and refinance mortgage loans.  See
Notes to Consolidated Financial Statements for additional disclosure and discussion regarding segments of the business.

Life Insurance

  Products

The Company, through its insurance subsidiaries, Security
National Life and Southern Security Life Insurance Company, issues and distributes selected lines of life insurance and annuities. The Company's life insurance business includes funeral plans and interest-sensitive whole life insurance, as well as other traditional life and accident and health insurance products but places specific marketing emphasis on funeral plans.

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

   Markets and Distribution

The Company is licensed to sell insurance  in  34 states.
The Company, in marketing its life insurance products, seeks to locate, develop and service specific "niche" markets. A "niche" market is an identifiable market which the Company believes is not emphasized by most insurers.
The Company generally sells its life insurance products to people of middle age who have a need for insurance to protect the income of the wage earner of the family, to pay off debts at the time of death and for other estate planning purposes. Funeral plan policies are sold primarily to persons who range in age from 45 to 75. Even though people of all ages and income levels purchase funeral plans, the Company believes that the highest percentage of funeral plan purchasers are individuals who are older than 45 and have low to moderate income. A majority of the Company's funeral plan premiums come from the states of Arizona, Colorado, Idaho, Nevada, Oklahoma,
Texas and Utah, and a majority of the Company's non-funeral plan life insurance premiums come from the states of California, New Mexico and Utah.

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

In marketing the funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas.
Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 1998:


                1998         1997         1996          1995      1994
Life
 Insurance
Policy/Cert.
  Count
  as of
  December 31  69,895(1)     43,213       42,034        42,711     41,064
Insurance
  in force
  as of
  December 31
  (omitted
     000)  $ 2,123,734(1)   648,906      546,213       530,688    436,600
Premiums
  Collected
  (omitted
   000)    $     5,718        5,732        5,765         5,819      5,175

     (1)  Includes acquisition of Southern Security Life
Insurance Company on December 17, 1998.

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

             Age Nearest                                  Non-Medical
              Birthday                                      Limits

               0-50                                        $75,000
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

Annuities

    Products

The Company's annuity business includes single premium deferred annuities, flexible premium deferred annuities and immediate annuities. A single premium deferred annuity is a contract where the individual remits a sum of money to the Company, which is retained on deposit until such time as the individual may wish to purchase an immediate annuity or surrender the contract for cash. A flexible premium deferred annuity gives the contract holder the right to make premium payments of varying amounts or to make no further premium payments after his initial payment. These single and flexible premium deferred annuities can have initial surrender charges. The surrender charges act as a deterrent to individuals who may wish to surrender their annuity contracts. These types of annuities have guaranteed interest rates of 4% to 4 1/2% per annum. Above that, the interest rate credited is periodically determined by the Board of Directors at their discretion. An immediate annuity is a contract in which the individual remits to the Company a sum of money in return for the Company's obligation to pay a series of payments on a periodic basis over a designated period of time, such as an individual's life, or for such other period as may be designated.

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

The following table summarizes the annuity business for the five years ended December 31, 1998:


                     1998         1997         1996      1995       1994
Annuities
Policy/Cert.
 Count as of
 December 31       7,890(1)      7,434         7,049     6,893      5,954
Deposits
 Collected
(omitted 000)      2,770         2,521         2,859     2,375      1,927

     (1) Includes acquisition of Southern Security Life Insurance Company on December 17, 1998.

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


The following table summarizes the accident and health business for the five years ended December 31, 1998:

                  1998         1997         1996         1995         1994
Accident
  and Health
Policy/Cert.
  Count as of
  December 31   27,201(2)    30,250         33,639      37,302      42,910(1)
Premiums
 Collected
(omitted 000)  $   375          430            493         569          15

     (1) Includes acquisition of Capital Investors Life Insurance Company on December 21, 1994.

     (2)  Includes acquisition of Southern Security Life
     Insurance Company on December 17, 1998.

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

The Company's policy is to retain no more than $50,000 of ordinary insurance per insured life. Excess risk is reinsured. The total amount of life insurance in force at December 31, 1998, reinsured by other companies aggregated
$352,777,000, representing approximately 16.6% of the Company's life insurance in force on that date.

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

See "Management's Discussion and Analysis of Results of
Operations and Financial Condition" and "Notes to
Consolidated Financial Statements" for additional disclosure and discussion regarding investments.

Cemetery and Mortuary

     Products

The Company has six wholly-owned cemeteries and fourteen wholly-owned mortuaries. The cemeteries are non-denominational. Through its cemetery and mortuary operations, the Company markets a variety of products and services both on a pre-need basis (prior to death) and an at-need basis (at the time of death). The products include grave spaces, interment vaults, mausoleum crypts and niches, markers, caskets, flowers and other related products. The services include professional services of funeral directors, opening and closing of graves, use of chapels and viewing rooms, and use of automobiles and clothing. The Company has a funeral chapel at each of its cemeteries other than Holladay Memorial Park and Singing
Hills Memorial Park and has ten separate stand-alone mortuary facilities. The Company's cemetery and mortuary business increased with the acquisition of Holladay
Memorial Park, Inc., Cottonwood Mortuary, Inc. and Deseret
Memorial, Inc. in September 1991, the acquisition of Sunset
Funeral Home, Inc. in January 1994, the acquisition of
Greer-Wilson Funeral Home, Inc. in April 1995, and the acquisition of Crystal Rose Funeral Home in February 1997.

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

Mortgage Loans

    Products

The Company, through its mortgage subsidiary, Security
National Mortgage Company, originates and underwrites residential and commercial loans for new construction and existing homes and real estate projects primarily for the greater Salt Lake City area. The Company is an approved government guaranteed and conventional lender and processes government guaranteed and conventional loans. Most of the loans are sold directly to investors. The Company has available warehouse lines of credit with affiliated companies and an unaffiliated financial institution to fund mortgage loans prior to the purchase by investors.

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

    Evergreen Memorial Park

In November 1995, the Company entered into a purchase sale agreement with Myers Mortuary for the sale of the Company's
65% interest in Evergreen Memorial Partnership and the Company's 50% interest in Evergreen Management Corporation.
As consideration for the sale of these entities, Myers
Mortuary paid $746,123 in satisfaction of the indebtedness that Evergreen Memorial Partnership owed to the Company.
Myers Mortuary has also agreed to pay $200,000 to the Company in four equal annual installments of $50,000, beginning as of October 31, 1996. In addition, Myers
Mortuary will pay a $10.00 royalty to the Company for each adult space sold in Evergreen Memorial Park over ten years, beginning as of January 1, 1996.

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

    Consolidare Enterprises, Inc.

On December 17, 1998, the Company completed the acquisition of Consolidare Enterprises, Inc., a Florida corporation
("Consolidare") pursuant to the terms of the Acquisition
Agreement which the Company entered into on April 17, 1998 with Consolidare and certain shareholders of Consolidare for the purchase of all of the outstanding shares of common stock of Consolidare. Consolidare owns approximately 57.4% of the outstanding shares of common stock of Southern
Security Life Insurance Company, a Florida corporation
("Southern Security"), and all of the outstanding shares of stock of Insuradyne Corp., a Florida corporation
("Insuradyne"). Southern Security is a Florida domiciled insurance company with total assets of approximately $81 million. Southern Security is currently licensed to transact business in 14 states. Southern Security is also a reporting company under Section 13 of the Securities
Exchange Act of 1994.  Reference is made to Southern
Security's annual report on Form 10-K for the year ended
December 31, 1998, which was filed with the Securities
Exchange Commission on April 6, 1999, Commission File No.
2-35669.

Regulation

The Company's insurance subsidiaries, Security National
Life and Southern Security, are subject to comprehensive regulation in the jurisdictions in which it does business under statutes and regulations administered by state insurance commissioners. Such regulation relates to, among other things, prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents; nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates;
periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes;
and requirements regarding aggregate reserves for life policies and annuity contracts, policy claims, unearned premiums, and other matters. The Company's insurance subsidiaries are subject to this type of regulation in any state in which they are licensed to do business. Such regulation could involve additional costs, restrict operations or delay implementation of the Company's business plans.

The Company is currently subject to regulation in Utah under insurance holding company legislation, and other states where applicable. Intercorporate transfers of assets and dividend payments from its insurance subsidiaries are subject to prior notice of approval from the State Insurance Department, if they are deemed
"extraordinary" under these statutes. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which it does business.
Their business and accounts are also subject to examination by these agencies.

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

Income Taxes

The Company's insurance subsidiaries, Security National
Life and Southern Security, are taxed under the Life
Insurance Company Tax Act of 1984. Pursuant thereto, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions, reserves for future policyholder benefits (with modifications), and a small life insurance company deduction (up to 60% of life insurance company taxable income). The Company may be subject to the corporate Alternative Minimum Tax (AMT). The exposure to
AMT is primarily a result of the small life insurance company deduction. Also, under the Tax Reform Act of 1986, distributions in excess of stockholder's surplus account or significant decrease in life reserves will result in taxable income.

Security National Life and Southern Security may continue to receive the benefit of the small life insurance company deduction. In order to qualify for the small company deduction, the combined assets of the Company must be less than $500,000,000 and the taxable income of the life insurance companies must be less than $3,000,000. To the extent that the net income limitation is exceeded, then the small life insurance company deduction is phased out over the next $12,000,000 of life insurance company taxable income.

Since 1990, Security National Life and Southern Security have computed their life insurance taxable income after establishing a provision representing a portion of the costs of acquisition of such life insurance business. The effect of the provision is that a certain percentage of the Company's premium income is characterized as deferred expenses and recognized over a five to ten year period.

The Company's non-life insurance company subsidiaries are taxed in general under the regular corporate tax provisions. For taxable years beginning January 1, 1987, the Company may be subject to the Corporate Alternative
Minimum Tax and the proportionate disallowance rules for installment sales under the Tax Reform Act of 1986.

Competition

The life insurance industry is highly competitive. There are approximately 2,000 legal reserve life insurance companies in business in the United States. These insurance companies differentiate themselves through marketing techniques, product features, price and customer service. The Company's insurance subsidiaries compete with a large number of insurance companies, many of which have greater financial resources, a longer business history, and a more diversified line of insurance coverage than the Company. In addition, such companies generally have a larger sales force. Further, many of the companies with which the Company competes are mutual companies which may have a competitive advantage because all profits accrue to policyholders. Because the Company is small by industry standards and lacks broad diversification of risk, it may be more vulnerable to losses than larger, better established companies. The Company believes that its policies and rates for the markets it serves are generally competitive.

The cemetery and mortuary industry is also highly competitive. In the Salt Lake City and Phoenix areas in which the Company competes, there are a number of cemeteries and mortuaries which have longer business histories, more established positions in the community and stronger financial positions than the Company. In addition, some of the cemeteries with which the Company must compete for sales are owned by municipalities and, as a result, can offer lower prices than can the Company. The
Company bears the cost of a pre-need sales program that is not incurred by those competitors that do not have a pre-need sales force. The Company believes that its products and prices are generally competitive with those in the industry.
The mortgage loan industry is highly competitive with several mortgage companies and banks in the same geographic area in which the Company is operating which have longer business histories and more established positions in the community. The refinancing market is particularly vulnerable to changes in interest rates.

Employees

As of December 31, 1998, the Company employed 204 full-time and 36 part-time employees.

Item 2.  Properties

The following table sets forth the location of the Company's office facilities and certain other information relating to these properties.

                                                          Approximate
                                               Owned        Square
        Location               Function        Leased       Footage
  ------------------         -----------      --------    -------------
  5300 So. 360 West          Corporate
  Salt Lake City, UT         Headquarters      Owned(1)      33,000

  3636 No. 15th Ave.         District          Owned          3,000
  Phoenix, AZ                Sales Office

  1603 Thirteenth St.        District          Owned(2)       5,000
  Lubbock, TX                Sales Office

  (1) The Company leases an additional 8,858 square feet of the facility to unrelated third parties for approximately $140,000 per year, under leases which expire at various dates after 1998.

  (2) The Company leases an additional 2,766 square feet of the facility to unrelated third parties for approximately $15,000 per year, under leases which expire at various dates after 1998.

The Company believes the office facilities it occupies are in good operating condition, are adequate for current operations and has no plan to build or acquire additional office facilities. The Company believes its office facilities are adequate for handling business in the foreseeable future.


The following table summarizes the location and acreage of the six Company owned cemeteries:

                                                          Net Saleable
                                                             Acreage
                                                           Acres
                                                          Sold as     Total
Name of                    Date    Developed     Total    Cemetery Available
 Cemetery      Location  Acquired  Acreage(1)  Acreage(1) Spaces(2) Acreage(1)
Memorial Estates, Inc.:

  Lakeview
    Cemetery(3) 1700 E.
                Lakeview Dr.
                Bountiful, UT   1973     6        40          7          33
  Mountain View
    Cemetery(3) 3115 E.
                 7800 So.
                Salt Lake
                 City, UT       1973    26         54        17          37

  Redwood
    Cemetery(3)(5) 6500 So.
                   Redwood Rd.
                   West Jordan,
                    UT         1973     40         78        34          44

Holladay Memorial
  Park(4)(5)       4800 So.
                    Memory Lane
                   Holladay,
                     UT        1991      6         14         5           9

Lakehills
  Cemetery(4)      10055 So.
                    State
                   Sandy, UT   1991     12          44         6          38


Singing Hills
 Memorial Park(6)  2798 Dehesa
                     Rd.
                   El Cajon,
                    CA         1995      6          35         1          34

   (1)        The acreage represents estimates of acres that are
               based upon survey reports, title reports, appraisal reports or the Company's inspection of the cemeteries.
    (2) Includes spaces sold for cash and installment contract sales.
    (3) As of December 31, 1998, there were mortgages of approximately $138,000 collateralized by the property and facilities at Memorial Estates Lakeview, Mountain View and Redwood Cemeteries, of which approximately $57,000 was held by Security National Life.
    (4) As of December 31, 1998, there were mortgages of approximately $1,972,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary.
    (5)        These cemeteries include two granite mausoleums.
    (6) As of December 31, 1998, there was a mortgage of approximately $781,000 collateralized by the property.


The following table summarizes the location, square footage and the number of viewing rooms and chapels of the fourteen Company owned mortuaries:


 Name of                            Date      Viewing               Square
 Mortuary             Location    Acquired    Room(s)   Chapel(s)   Footage
-----------------    ---------   ---------   --------   ---------  ---------
Memorial Mortuary   5850 South
                     900 East
                    Salt Lake
                     City, UT        1973         3         1         20,000

Memorial Estates, Inc.:

  Redwood Mortuary  6500 South
                     Redwood Rd.
                    West Jordan, UT  1973         2         1         10,000

  Mountain View
     Mortuary       3115 East
                     7800 South
                    Salt Lake
                     City, UT        1973         2         1         16,000

  Lakeview
    Mortuary        1700 East
                     Lakeview Dr.    1973         0         1          5,500
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


    (1) As of December 31, 1998, there were mortgages of approximately $412,000 collateralized by the property and facilities of Camelback Sunset Funeral Home.
    (2) As of December 31, 1998, there were mortgages of approximately $1,972,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary.
    (3) As of December 31, 1998, there was a mortgage of approximately $111,000, collateralized by the property and facilities of Crystal Rose Funeral Home.

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

On March 13, 1998, a letter was sent by Eckard's counsel relative to a settlement proposal together with a draft complaint against the Company and Security National Life
Insurance Company for filing in the United States District
Court for the District of Utah. There was no material difference between the complaint prepared for filing in Utah and the amended complaint which had been filed in Indiana. The complaint was filed in Utah on August 13,

1998. Since its filing (the claims being the same as in the Indiana action), the treble damage claim (conversion) has been dismissed with prejudice. The contract claim is the remaining claim. Formal discovery is in process. Eckard claims approximately $152,000 plus interest and attorney's fees. Although no prediction of outcome is given, management intends to vigorously defend the action.

The Company has been named as a party in a lawsuit brought by Robert L. Anderson ("Anderson") in the Superior Court of
San Diego, North County Judicial District, State of
California. The complaint was filed on January 28, 1999 and pertains to the creation of the San Diego Memorial Park
Partnership and the development of Singing Hills Memorial
Park. Anderson was denominated as a partner in the 1989 partner-ship agreement. He asserts that the Company did not carry out the partnership agreement in developing the property as a cemetery and residential lots and that instead the property was later acquired by California
Memorial Estates, Inc., a subsidiary of the Company, and developed. Anderson asserts a claim for lost profits because of alleged breach of the partnership agreement and further asserts breach of fiduciary duty, actual fraud, constructive fraud, asks for an accounting, and alleges conspiracy and declaratory relief. He seeks punitive damages, legal fees and costs. Formal discovery has not begun. At this stage, no complete evaluation has been made. Management, however, intends to vigorously defend the matter and believes that Anderson did not perform as required and that he has no bona fide basis to complain.

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

Period (Calendar Year)                                   Price Range
                                                      High         Low
     1997
      First Quarter. . . . . . . . . . . . . . . . . . $4.76       $3.51
      Second Quarter . . . . . . . . . . . . . . . . .  4.54        3.85
      Third Quarter. . . . . . . . . . . . . . . . . .  4.20        3.63
      Fourth Quarter . . . . . . . . . . . . . . . . .  4.08        3.68

    1998
      First Quarter. .  . . . . . . . . . . . . . . . . 3.97        3.57
      Second Quarter .  . . . . . . . . . . . . . . . . 4.29        3.57
      Third Quarter. .  . . . . . . . . . . . . . . . . 3.99        3.10
      Fourth Quarter .  . . . . . . . . . . . . . . . . 3.27        2.92

    1999
      First Quarter. . . . . . . . . . . . . . . . . .  3.57        2.62


The above sales prices have been adjusted for the effect of annual stock dividends.

The Class C Common Stock is not actively traded, although there are occasional transactions in such stock by brokerage firms. (See Note 11 to the Consolidated Financial
Statements.)

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common
Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C Common Stock was paid in the years 1989 through 1998.

As of March 31, 1999, there were 4,837 record holders of Class A Common Stock and 150 record holders of Class C
Common Stock.

Item 6.  Selected Financial Data - The Company and Subsidiaries (Consolidated)

The following selected financial data for each of the five years in the period ended December 31, 1998, are derived from the audited consolidated financial statements. The data as of December 31, 1998 and 1997, and for the three years ended December 31, 1998, should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Consolidated Statement of Earnings Data:

                                            Year Ended December 31,

                        1998        1997(3)      1996      1995(2)     1994(1)
Revenue
-------
Premiums           $ 5,916,000  $ 6,141,000 $ 5,666,000 $ 5,796,000 $4,945,000
Net investment
  income             7,459,000    7,140,000   7,517,000   6,680,000  4,121,000
Net mortuary and
  cemetery income    9,226,000    9,231,000   8,138,000   8,238,000  5,888,000
Realized gains on
  investments           74,000      253,000     290,000     333,000    384,000
Mortgage fee income 10,082,000    5,662,000   8,237,000   4,943,000  1,170,000
Other                   63,000       48,000      75,000      71,000    153,000
                   -----------  -----------  ----------  ---------- -----------
Total revenue       32,820,000   28,475,000  29,923,000  26,061,000 16,661,000
                   -----------  ----------- ----------- ----------- -----------
Expenses
---------
Policyholder
  benefits        $ 6,932,000   $6,669,000  $ 6,341,000 $ 6,111,000 $4,036,000
Amortization
  of deferred
  policy acquisition
   costs            1,274,000    1,132,000    1,240,000   1,150,000    767,000
General and admini-
  strative
   expenses        19,649,000   15,361,000   17,292,000  13,019,000  8,064,000
Interest expense      999,000      948,000    1,318,000   1,208,000    692,000
Cost of goods
  & services
  of the mortuaries
  & cemeteries      2,940,000    2,696,000    2,355,000   2,314,000  1,767,000
                  -----------   ----------  ----------- ----------- ----------
Total benefits
  & expenses       31,794,000   26,806,000   28,546,000  23,801,000 15,326,000
                  -----------  -----------  ----------- ----------- ----------
Income before
  income tax
   expense          1,026,000    1,669,000    1,377,000   2,259,000  1,335,000
Income tax
 expense             (255,000)    (360,000)    (139,000)   (728,000)  (302,000)
Minority interest
  in loss of
   subsidiary          --           --            --         20,000      7,000
                  -----------   ---------- ------------ ----------- ----------
Net earnings      $   771,000   $1,309,000 $  1,237,000 $ 1,551,000 $1,040,000
                  ===========   ========== ============ =========== ==========
Net earnings per
   common share(4)      $0.18        $0.33        $0.33       $0.44      $0.31
                        =====        =====        =====       =====      =====
Weighted average out-
   standing common
   shares           4,273,000    3,988,000    3,750,000   3,508,000  3,350,000
Net earnings per
   common
   share-assuming
    dilution(4)         $0.18        $0.32        $0.32       $0.43      $0.30
                        =====        =====        =====       =====      =====
Weighted average out-
   standing common
    shares-
   assuming
    dilution        4,273,000    4,093,000    3,856,000   3,576,000  3,418,000

Balance Sheet Data:

                               Year Ended December 31,
                1998(5)       1997(3)         1996        1995(2)      1994(1)

Assets
-------
Investments and
  restricted
   assets   $126,332,000  $ 81,039,000  $ 78,638,000  $ 80,815,000 $ 74,835,000
Cash           6,671,000     3,408,000     3,301,000     7,710,000    2,061,000
Receivables   28,309,000    15,224,000    17,070,000    24,177,000    4,638,000
Other assets  51,953,000    25,781,000    25,701,000    25,511,000   22,224,000
            ------------  ------------  ------------  ------------  -----------
Total
 assets     $213,265,000  $125,452,000  $124,710,000  $138,213,000 $103,758,000
            ============  ============  ============  ============ ============
Liabilities
Policyholder
  benefits  $137,466,000  $ 77,890,000  $ 76,962,000  $ 76,868,000   61,896,000
Notes &
  contracts
  payable     22,887,000     9,981,000    12,490,000    27,129,000  10,210,000
Cemetery &
  mortuary
  liabilities  6,917,000     6,116,000     5,946,000     6,078,000   6,603,000
Other
  liabilities 12,473,000     6,070,000     5,844,000     6,219,000   5,070,000
             -----------  ------------   -----------   -----------  ----------
Total
 liabilities 179,743,000   100,057,000   101,242,000   116,294,000   83,779,000
            ------------  ------------  ------------  ------------  -----------
Minority
  interest     6,778,000       --            --            --             --

Stockholders'
  equity      26,744,000    25,395,000    23,468,000    21,919,000   19,979,000
            ------------  ------------  ------------  ------------  -----------
Total
  liabilities
   and
  stockholders'
    equity  $213,265,000  $125,452,000  $124,710,000  $138,213,000 $103,758,000
            ============  ============  ============  ============ ============

     (1) Reflects the acquisition of Capital Investors Life as of December 31, 1994, and Camelback Sunset Funeral Home as of January 1, 1994.

     (2) Only includes Evergreen Memorial Park for the first eleven months of 1995 and the assets and liabilities of Civil Service Employees Life Insurance Company as of December 31, 1995.

     (3) Reflects the acquisition of Crystal Rose Funeral Home as of February 1997.

     (4) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the audited consolidated financial statements.

     (5) Reflects the acquisition of Consolidare Enterprises, Inc., and subsidiaries as of December 17, 1998.
Item 7.  Management's
          Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

1998 Compared to 1997

Total revenues increased by $4,345,000, or 15.3%, from $28,475,000 for fiscal year 1997 to $32,820,000 for fiscal year 1998. Net investment income increased $319,000 and mortgage fee income increased $4,420,000. These increases were offset by decreases in insurance premiums and other considerations of $225,000, net mortuary and cemetery sales of $5,000 and realized gains on investments and other assets of $179,000.

Insurance premiums and other considerations decreased by $225,000, from $6,141,000 in 1997 to $5,916,000 in 1998.
This decrease was primarily attributed to a reduction in renewal premiums.

Net investment income increased by $319,000, from $7,140,000 in 1997 to $7,459,000 in 1998. This increase was primarily the result of the reinvestment of the Company's bond portfolio in 1998 into higher long-term rates in mortgage loans.

Net mortuary and cemetery sales decreased by $5,000, from $9,231,000 in 1997 to $9,226,000 in 1998. The increase in cemetery sales (primarily trusted merchandise sales) was offset by a decrease in mortuary revenues.

Mortgage fee income increased by $4,420,000, from $5,662,000 in 1997 to $10,082,000 in 1998. This increase was primarily due to the increased number of loan originations in the Company's primary market, the intermountain region, compared to 1997.

Total benefits and expenses were $31,794,000 for 1998, which constituted 97% of the Company's total revenues, as compared to $26,806,000, or 94% of the Company's total revenues for 1997.

During 1998, there was a net increase of $263,000 in death benefits, surrender and other policy benefits, and an increase in future policy benefits from $6,669,000 in 1997 to $6,932,000 in 1998. This increase was primarily due to additional interest credited on annuities and reserve increases on traditional products. This increase was reasonable based on the underlying actuarial assumptions.

Amortization of deferred policy acquisition costs and cost of insurance acquired increased by $141,000, from $1,132,000 in 1997 to $1,274,000 in 1998. This increase was reasonable based on the underlying actuarial assumptions.

General and administrative expenses increased by $4,288,000, from $15,361,000 in 1997 to $19,649,000 in
1998. Commission expenses increased by $2,735,000, from $4,883,000 in 1997 to $7,618,000 in 1998. Salaries increased $553,000 from $4,806,000 in 1997 to $5,359,000 in
1998. Other expenses increased $999,000, from $5,672,000 in 1997 to $6,671,000 in 1998. These increases were primarily the result of the increased number of loan originations by the Company's mortgage subsidiary.

Interest expense increased by $51,000, from $948,000 in 1997 to $999,000 in 1998. This increase was primarily due to more loan originations from the Company's mortgage subsidiary that were funded by third parties.

Cost of the mortuary and cemetery goods and services sold increased by $244,000 from $2,696,000 in 1997 to $2,940,000 in 1998. This increase was primarily due to the increase in trusted merchandise sales.

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

General and administrative expenses decreased by $1,931,000, from $17,292,000 in 1996 to $15,361,000 in
1997. This was primarily due to a decrease in commissions and other expenses. Commission expenses decreased by $1,117,000, from $6,000,000 in 1996 to $4,883,000 in 1997.
Other expenses decreased $876,000, from $6,548,000 in 1996 to $5,672,000 in 1997. These decreases were primarily the result of fewer loan originations by the Company's mortgage subsidiary. Salaries increased by $61,000, from $4,745,000 in 1996 to $4,806,000 in 1997. However, the number of the Company's full time employees decreased by 10 from 165 employees in 1996 to 155 in 1997.

Interest expense decreased by $370,000, from $1,318,000 in 1996 to $948,000 in 1997. This decrease was primarily due to fewer loan originations from the Company's mortgage subsidiary and the payoff of bank debt in 1997.

The cost of the mortuary and cemetery goods and services sold was consistent with the products sold during 1997 and 1996.

Liquidity and Capital Resources

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

The Company's investment policy is to invest predominately in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $73,598,000, as of December 31, 1998 compared to $49,697,000 as of December 31, 1997. This represents 61% of the total insurance related investments in 1998 as compared to 64% in 1997. Generally, all bonds owned by the life insurance subsidiaries are rated by the National
Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At December 31, 1998, .63% ($459,926) and at
December 31, 1997, 4.06% ($2,018,000) of the Company's
total invested assets were invested in bonds in rating categories three through six which are considered non-investment grade.

If market conditions were to cause interest rates to change, the market value of the fixed maturity security portfolio (approximately $75,467,000) could change by the following amounts based on the respective basis point swing
(the change in the market values were calculated using a modeling technique):


                 -200 pbs   -100 pbs   +100 pbs   +200 pbs
                -------------------------------------------
Change in
   Market Value
   (in thousands)  $10,623   $5,021    $(4,798)   $(9,140)

The Company has classified certain of its fixed income securities, including high-yield securities, in its portfolio as available for sale, with the remainder classified as held to maturity. However, in accordance with Company policy, any such securities purchased in the future will be classified as held to maturity. Business conditions, however, may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher-yielding longer term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At
December 31, 1998 and 1997, the life subsidiaries exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $41,990,000 and $35,276,000 as of December 31, 1998 and 1997, respectively.
Stockholders' equity as a percent of total capitalization was 64% and 72% as of December 31, 1998 and 1997, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1998 was 6.0%, as compared to a rate of 11.7% in 1997.

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

In December 1995, the Company purchased all of the outstanding shares of common stock of Civil Service
Employees Life Insurance Company ("CSE Life") from Civil
Service Employees Insurance Company for a total cost of $5,200,000, which included a promissory note in the amount of $1,063,000. Interest on the promissory note accrues at 7% per annum. Principal payments are to be made in seven equal annual installments of $151,857, beginning on December 29, 1996. Accrued interest is payable annually beginning on December 29, 1996.

In February 1997, the Company purchased all of the outstanding shares of common stock of Crystal Rose Funeral
Home, Inc. for a total consideration of $382,000, which included a note to the former owner in the amount of $297,000.

On December 17, 1998, the Company completed the acquisition of Consolidare Enterprises, Inc., a Florida corporation
("Consolidare") pursuant to the terms of the Acquisition
Agreement which the Company entered into on April 17, 1998 with Consolidare and certain shareholders of Consolidare for the purchase of all of the outstanding shares of common stock of Consolidare. Consolidare owns approximately 57.4% of the outstanding shares of common stock of Southern
Security Life Insurance Company, a Florida corporation
("SSLIC"), and all of the outstanding shares of stock of Insuradyne Corp., a Florida corporation ("Insuradyne").

As consideration for the purchase of the shares of Consolidare, the Company paid to the stockholders of Consolidare at closing an aggregate of $12,248,194. In order to pay the purchase consideration, the Company obtained $6,250,000 from bank financing, with the balance of $5,998,194 obtained from funds then currently held by the Company. In addition to the purchase consideration, the Company caused SSLIC to pay, on the closing date, $1,050,000 to George Pihakis, the President and Chief
Executive Officer of SSLIC prior to closing, as a lump sum settlement of the executive compensation agreement between SSLIC and Mr. Pihakis.

In connection with the acquisition of Consolidare, the Company entered into an Administrative Services Agreement dated December 17, 1998 with SSLIC. Under the terms of the agreement, the Company has agreed to provide SSLIC with certain defined administrative and financial services, including accounting services, financial reports and statements, actuarial, policyholder services, underwriting, data processing, legal, building management, marketing advisory services and investment services. In consideration for the services to be provided by the Company, SSLIC shall pay the Company an administrative services fee of $250,000 per month, provided, however, that such fee shall be reduced to zero for so long as the capital and surplus of SSLIC is less than or equal to $6,000,000, unless SSLIC and the Company otherwise agree in writing and such agreement is approved by the Florida
Department of Insurance.

The administrative services fee may be increased, beginning on January 1, 2001, to reflect increases in the Consumer
Price Index, over the index amount as of January 1, 2000.
The Administrative Services Agreement shall remain in effect for an initial term expiring on December 16, 2003.
The term of the agreement may be automatically extended for additional one-year terms unless either the Company or SSLIC shall deliver a written notice on or before September
30 of any year stating to the other its desire not to extend the term of the agreement. However, in no event can the agreement be terminated prior to December 16, 2003.

At December 31, 1998, $20,710,999 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.
Year 2000 Issues

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

The Company's insurance operations have two different administrative systems for its insurance operations. The system used for Security National Life Insurance Company was converted to a Year 2000 compliant version in the fourth quarter of 1998. The Company expended approximately
$52,000 for the conversion to this latest version. As part of the acquisition of Southern Security Life Insurance
Company (Southern Security), the Company purchased a new system which is Year 2000 compliant. The Company successfully converted Southern Security's existing system to the new system on January 1, 1999. The Company paid in 1998 approximately $1 million for this new system.

The Company's mortgage subsidiary uses a Year 2000 compliant system. The Company's mortuary and cemetery operations converted to the latest version for Year 2000 software during March 1999. The Company's general accounting and payroll systems were converted to Year 2000 versions during March 1999. The cost for these conversions were not significant to consolidated net income.

Anticipated future costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Management believes that manual policy and claims administration could be performed in the unlikely event that one or more of its systems did not function.

The Company has tested each personal computer being used for Year 2000 compliance and has installed or replaced the necessary software to meet compliance. The Company is monitoring the progress of third party vendors which the Company relies upon, i.e., telephone equipment and communication suppliers, electricity suppliers, natural gas suppliers, banks, brokers, U.S. Postal Service, express mail services, etc. The Company is not aware of any if its suppliers that will not be Year 2000 compliant and will continue to monitor and make the necessary contingency plans where needed. The Company is aware of the risks associated with any of its internal systems or those of its suppliers that are not Year 2000 compliant.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL
SCHEDULES

                                               Page No.

Financial Statements:

   Report of Independent Auditors. . . . . . . . . . . . . . . . . . 32

   Consolidated Balance Sheets, December 31,
   1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . 33

   Consolidated Statements of Earnings,
   Years Ended December 31, 1998, 1997,
   and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

   Consolidated Statements of Stockholders'
   Equity, Years Ended December 31, 1998, 1997
   and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

   Consolidated Statements of Cash Flow,
   Years Ended December 31, 1998, 1997 and
   1996        . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

   Notes to Consolidated Financial
   Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . 39



Financial Statement Schedules:

  I.    Summary of Investments -- Other than
        Investments in Related Parties . . . . . . . . . . . . . . . 72

 II.    Condensed Financial Information of
        Registrant . . . . . . . . . . . . . . . . . . . . . . . . . 73

 IV.    Reinsurance. . . . . . . . . . . . . . . . . . . . . . . . . 79

  V.    Valuation and Qualifying Accounts. . . . . . . . . . . . . . 80


All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                             REPORT OF INDEPENDENT AUDITORS

Board of Directors
Security National Financial Corporation

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries as of December 31, 1998, and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flow for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at
Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National
Financial Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





ERNST & YOUNG LLP

Salt Lake City, Utah
March 22, 1999


                            SECURITY NATIONAL FINANCIAL CORPORATION
                                       AND SUBSIDIARIES

                                 Consolidated Balance Sheets

                                                              December 31,
Assets:                                                   1998          1997
-------                                                 ---------------------
Insurance-related investments:
Fixed maturity securities
  held to maturity, at amortized cost (market
  $46,897,819 and $51,177,199 for 1998 and 1997)      $44,984,882  $ 49,784,898
Fixed maturity securities available
  for sale, at market (cost $28,675,440 in 1998)       28,675,440        --
Equity securities available for sale,
  at market (cost $4,035,251 and $3,870,078
  for 1998 and 1997)                                    5,146,059     4,831,813
Mortgage loans on real estate                          12,523,395     8,307,237
Real estate, net of accumulated
  depreciation of $2,380,874 and $2,049,346
  for 1998 and 1997                                     7,866,151     7,559,725
Policy, student and other loans                        11,493,637     2,966,858
Short-term investments                                 11,543,540     3,698,941
                                                    -------------  ------------
       Total insurance-related investments            122,233,104    77,149,472
Restricted assets of cemeteries and mortuaries          4,098,877     3,889,785
Cash                                                    6,670,996     3,408,179
Receivables:
  Trade contracts                                       4,011,722     4,323,011
 Mortgage loans sold to investors                      21,181,028    11,398,432
  Receivable from agents                                1,944,449      816,657
  Receivable from officers                                145,600        --
  Other                                                 2,603,243      364,782
                                                      -----------  -----------
       Total receivables                               29,886,042   16,902,882
  Allowance for doubtful accounts                      (1,576,668)  (1,679,090)
                                                      -----------  -----------
  Net receivables                                      28,309,374   15,223,792
Policyholder accounts on deposit
  with reinsurer                                        8,518,571        --
Land and improvements held for sale                     8,405,725    8,466,886
Accrued investment income                               1,440,860    1,001,998
Deferred policy acquisition costs                      10,501,281    4,433,841
Property, plant and equipment, net                     10,682,085    6,641,562
Cost of insurance acquired                             10,462,446    3,370,018
Excess of cost over net assets
  of acquired subsidiaries                              1,414,910    1,554,505
Other                                                     526,918      311,841
                                                     ------------ ------------
       Total assets                                  $213,265,147 $125,451,879
                                                     ===========  ============

See accompanying notes to consolidated financial statements.



                             SECURITY NATIONAL FINANCIAL CORPORATION
                                        AND SUBSIDIARIES
                             Consolidated Balance Sheets (Continued)

                                                           December 31,
                                                      1998             1997

Liabilities:
-----------
Future life, annuity, and other
  policy benefits                                $134,899,870    $ 77,890,080
Unearned premium reserve                            2,565,968         --
Line of credit for financing
  of mortgage loans                                 7,577,248         100,000
Bank loans payable                                 11,909,980       6,097,351
Notes and contracts payable                         3,399,272       3,783,566
Estimated future costs of pre-need sales            6,376,651       5,994,241
Payable to endowment care fund                        540,504         121,370
Accounts payable                                    1,321,559       1,204,029
Funds held under reinsurance treaties               1,419,357           --
Other liabilities and accrued expenses              3,787,385       1,632,897
Income taxes                                        6,008,537       3,233,415
                                                 ------------     -----------
       Total liabilities                          179,806,331     100,056,949

Commitments and contingencies                          --               --

Minority interest                                   6,778,557           --

Stockholders' Equity:
Common stock:
   Class A: $2 par value, authorized
    10,000,000 shares, issued 4,617,330
    shares in 1998 and 4,326,588 shares
    in 1997                                         9,234,660       8,653,176
   Class C: $0.20 par value, authorized
    7,500,000 shares, issued 5,446,595
    shares in 1998 and 5,200,811 shares
    in 1997                                         1,089,319       1,040,162
                                                 ------------     -----------
Total common stock                                 10,323,979       9,693,338
Additional paid-in capital                          9,596,444       9,133,454
Accumulated other comprehensive income,
  net of deferred taxes of $222,967
  and $130,796 for 1998 and 1997                    1,081,113         830,939
Retained earnings                                   7,474,783       7,533,259
Treasury stock at cost (692,993 Class
  A shares and 59,028 Class C shares
  in 1998; 659,992 Class A shares and
  56,217 Class C shares in 1997, held
  by affiliated companies)                         (1,796,060)    (1,796,060)
Total stockholders' equity                         26,680,259     25,394,930
                                                 ------------   ------------
  Total liabilities and stockholders' equity     $213,265,147   $125,451,879
                                                 ============   ============

See accompanying notes to consolidated financial statements.


                             SECURITY NATIONAL FINANCIAL CORPORATION
                                         AND SUBSIDIARIES
                               Consolidated Statements of Earnings


                                             Year Ended December 31,
                                      1998           1997            1996
Revenues:
---------
Insurance premiums and
  other considerations            $ 5,915,659     $ 6,140,783     $ 5,666,436
Net investment income               7,458,743       7,139,580       7,517,014
Net mortuary and cemetery sales     9,225,801       9,230,864       8,138,010
Realized gains on investments
  and other assets                     74,121         252,635         289,543
Mortgage fee income                10,082,330       5,661,867       8,236,709
Other                                  62,949          48,893          74,989
                                  -----------     -----------     -----------
  Total revenue                    32,819,603      28,474,622      29,922,701


Benefits and expenses:
---------------------
Death benefits                      2,432,822       2,407,931       2,143,843
Surrenders and other
  policy benefits                   1,145,812       1,286,511       1,452,295
Increase in future policy
  benefits                          3,353,287       2,974,915       2,744,326
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                1,273,394       1,132,298       1,239,918
General and administrative expenses:
  Commissions                       7,618,335       4,882,880       6,000,119
  Salaries                          5,358,743       4,805,571       4,744,503
  Other                             6,671,823       5,671,664       6,547,639
Interest expense                      999,123         947,629       1,318,102
Cost of goods and services
  sold  of the mortuaries
  and cemeteries                    2,940,220       2,696,174       2,355,353
  Total benefits and expenses      31,793,559      26,805,573      28,546,098
                                 ------------     -----------     -----------
Earnings before income taxes        1,026,044       1,669,049       1,376,603
Income tax expense                   (254,815)       (360,108)       (139,458)
                                  -----------     -----------     -----------
  Net earnings                    $   771,229     $ 1,308,941     $ 1,237,145
                                  ===========     ===========     ===========

Net earnings per common share           $0.18           $0.33           $0.33
                                        =====           =====           =====
  Weighted average
    outstanding common shares       4,272,516       3,988,034       3,750,498

Net earnings per common
   share-assuming dilution              $0.18           $0.32           $0.32
                                        =====           =====           =====
  Weighted average
   outstanding common shares
   assuming-dilution                4,272,516       4,092,691       3,855,560

See accompanying notes to consolidated financial statements.


                           SECURITY NATIONAL FINANCIAL CORPORATION
                                      AND SUBSIDIARIES
                       Consolidated Statements of Stockholders' Equity


                                                               Additional
                                     Class          Class        Paid-in
                                       A              C          Capital
Balance at
  December 31, 1995                $7,638,830      $ 955,216     $7,879,578

Comprehensive income:
  Net earnings
  Unrealized loss on securities
Total comprehensive income
Stock dividends                       403,758         42,101        548,844
Conversion Class C
  to Class A                            3,904         (3,904)
Stock issued                          174,926                       246,964
Purchase of treasury stock          ---------      ---------       --------
Balance at
  December 31, 1996                 8,221,418        993,413      8,675,386

Comprehensive income:
  Net earnings
  Unrealized gain on securities
Total comprehensive income
Stock dividends                       412,712         49,531        431,967
Conversion Class C
  to Class A                            2,718         (2,718)
Stock issued                           16,328            (64)        26,101
Purchase of treasury stock         ----------        -------       --------
Balance at
  December 31, 1997                 8,653,176      1,040,162      9,133,454

Comprehensive income:
  Net earnings
  Unrealized gain on securities
Total comprehensive income
Stock dividends                       439,784         51,875        338,046
Conversion Class C
  to Class A                            2,672         (2,672)
Stock issued                          139,028            (46)       124,944
Purchase of treasury stock        -----------     ----------    -----------
Balance at
  December 31, 1998                $9,234,660     $1,089,319    $ 9,596,444
                                   ==========     ==========    ===========

See accompanying  notes to consolidated financial statements.

                               SECURITY NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                          Consolidated Statements of Stockholders' Equity

                            Accumulated
                               Other
                           Comprehensive   Retained     Treasury
                              Income       Earnings      Stock       Total
                          --------------  ---------   -----------  --------
Balance at
  December 31, 1995          $368,515     $6,876,086  $(1,799,632) $21,918,593

Comprehensive income:
  Net earnings                             1,237,145                 1,237,145
  Unrealized loss
    on securities            (108,600)                                (108,600)
                                                                    ----------
Total comprehensive income                                           1,128,545
                                                                    ----------
Stock dividends                             (994,703)
Conversion Class C
  to Class A
Stock issued                                                           421,890
Purchase of treasury stock                                (1,000)       (1,000)
                          -----------    ----------  -----------   -----------
Balance at
  December 31, 1996           259,915      7,118,528  (1,800,632)   23,468,028

Comprehensive income:
  Net earnings                             1,308,941                 1,308,941
  Unrealized gain
    on securities             571,024                                  571,024
                                                                   -----------
Total comprehensive income                                           1,879,965
                                                                   -----------
Stock dividends                             (894,210)
Conversion Class C
  to Class A
Stock issued                                              43,520        85,885
Purchase of treasury stock                               (38,948)      (38,948)
                         ------------    ------------   --------    ----------
Balance at
  December 31, 1997          830,939        7,533,259 (1,796,060)   25,394,930

Comprehensive income:
  Net earnings                                771,229                  771,229
  Unrealized gain
   on securities             250,174                                   250,174
                                                                   -----------
Total comprehensive income                                           1,021,403
                                                                   -----------
Stock dividends                              (829,705)
Conversion Class C
  to Class A
Stock issued                                                           263,926
Purchase of treasury stock ----------     -----------  ----------   ----------
Balance at
  December 31, 1998        $1,081,113     $ 7,474,783 $(1,796,060) $26,680,259
                           ==========     =========== ===========  ===========

See accompanying  notes to consolidated financial statements.

                      SECURITY NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES
                  Consolidated Statements of Cash Flow (Continued)


                                                Year Ended December 31,
                                          1998           1997           1996
Cash flows from operating activities:
  Net earnings                       $   771,229     $1,308,941    $1,237,145
  Adjustments to reconcile
   net earnings to net
    cash provided by operating
    activities:
        Realized gains on
         investments and other assets    (74,121)     (252,635)     (289,543)
        Depreciation                     917,166       815,977     1,213,639
        Provision for losses
          on accounts and
          loans receivable               175,750       129,502       197,239
        Amortization of
        goodwill, premiums,
         and discounts                    90,622       106,783        (5,528)
        Provision for income taxes       254,815       360,108       139,458
        Policy acquisition
         costs deferred               (1,310,170)     (909,943)     (748,356)
        Policy acquisition
         costs amortized                 976,482       753,662       980,768
        Cost of insurance
         acquired amortized              296,912       378,636       259,150
  Change in assets and
    liabilities net of
    effects from purchases
     and disposals of
     subsidiaries:
        Land and improvements
          held for sale                   61,161       (10,584)     (888,286)
        Future life and
          other benefits               3,349,196     2,879,911     2,759,439
        Receivables for
          mortgage loans sold         (5,841,576)    2,056,691     6,384,534
        Other operating assets
          and liabilities                921,158      (534,157)      497,522
                                     -----------   -----------   -----------
            Net cash provided by
              operating activities       588,624     7,082,892    11,737,181

Cash flows from investing activities:
  Securities held to maturity:
     Purchase - fixed maturity
      securities                        (524,562)   (9,254,030)   (1,496,512)
     Calls and maturities - fixed
       maturity securities            10,482,673     7,561,598     5,018,437
  Securities available for sale:
     Purchases - equity securities       (22,183)     (309,547)       (3,126)
     Sales - equity securities           114,608       465,935       384,045
  Purchases of short-term
    investments                      (11,453,095)   (5,008,706)   (7,768,574)
  Sales of short-term investments     11,102,460     3,568,048     6,232,884
  Purchases of restricted assets         (15,820)     (329,379)     (467,964)
  Mortgage, policy, and other
    loans made                        (6,974,351)   (1,337,456)   (4,931,984)
  Payments received for mortgage,
    policy, and other loans            2,811,841     3,066,889     5,663,131
  Purchases of property, plant,
    and equipment                     (2,040,023)     (351,091)     (986,924)
  Purchases of real estate              (755,581)      (97,013)     (484,471)
  Purchases of subsidiaries
    net of cash acquired             (11,764,823)      (60,602)        --
                                  --------------    ----------    ----------
        Net cash (used in)
         provided by
         investing activities         (9,038,856)   (2,085,354)    1,158,942

                    SECURITY NATIONAL FINANCIAL CORPORATION
                              AND SUBSIDIARIES
                Consolidated Statements of Cash Flow (Continued)


                                          Year Ended December 31,
                                 1998              1997             1996
                             ----------        -----------      ---------
Cash flows from financing activities:
 Annuity receipts            2,770,045           2,521,025        2,858,798
 Annuity withdrawals        (3,962,579)         (4,472,918)      (5,523,860)
 Repayment of bank
   loans and notes and
   contracts payable          (918,065)         (1,965,706)      (1,550,583)
 Proceeds from borrowings
   on bank loans and
   notes and contracts
   payable                   6,246,400             233,000          167,915
 Sale of treasury stock         --                  44,994             --
 Purchase of treasury stock     --                 (38,948)          (1,000)
 Net change in line of credit
       for financing of
       mortgage loans        7,577,248          (1,211,890)     (13,256,464)
                           -----------         -----------     ------------
 Net cash (used in)
    provided by financing
    activities              11,713,049         (4,890,443)      (17,305,194)
                           -----------        -----------      ------------
Net change in cash           3,262,817            107,095        (4,409,071)

Cash at beginning
   of year                   3,408,179          3,301,084         7,710,155
                           -----------        -----------      ------------
Cash at end of year        $ 6,670,996        $ 3,408,179      $  3,301,084
                           ===========        ===========      ============

See accompanying notes to the financial statements.

                           SECURITY NATIONAL FINANCIAL CORPORATION
                                      AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                        Years Ended December 31, 1998, 1997, and 1996



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

                      SECURITY NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                    Years Ended December 31, 1998, 1997, and 1996


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

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company. The Company's subsidiaries at December 31, 1998, are as follows:

Security National Life Insurance Company
Security National Mortgage Company
Memorial Estates, Inc.
Memorial Mortuary
Paradise Chapel Funeral Home
Singing Hills Memorial Park
Cottonwood Mortuary, Inc.
Deseret Memorial, Inc.
Holladay Cottonwood Memorial Foundation
Holladay Memorial Park

                       SECURITY NATIONAL FINANCIAL CORPORATION
                                  AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998, 1997, and 1996


1)    Significant Accounting Principles (Continued)

Camelback Sunset Funeral Home, Inc.
Greer-Wilson Funeral Home
Crystal Rose Funeral Home
Hawaiian Land Holdings
Consolidare Enterprises, Inc.
Insuradyne
Southern Security Life Insurance Company (57.4%)

All significant intercompany transactions and accounts have been eliminated in consolidation.

On December 17, 1998, the Company purchased all of the outstanding shares of common stock of Consolidare
Enterprises, Inc., (Consolidare) for a total cost of $12,248,194. Consolidare owns approximately 57.4% of the outstanding shares of common stock of Southern Security
Life Insurance Company (Southern Security) and all of the outstanding shares of stock of Insuradyne Corp. The acquisition was accounted for using the purchase method.
The assets and liabilities of Consolidare and subsidiaries have been included in the Company's balance sheet at December 31, 1998. The results of operations of Consolidare and subsidiaries were not material to the financial statements of the Company from the date of acquisition through December 31, 1998 and, consequently, have not been included in the Consolidated Statements of Earnings for the year then ended.

The unaudited consolidated pro forma results of operations assuming consummation of the purchase as of January 1, 1997 are summarized as follows:

                                           Pro Forma
                                1998                         1997
                                     (in thousands except
                                      earnings per share)

      Total revenues          $43,943                      $39,968
      Net earnings              1,117                        2,068
      Earnings per share          .26                          .52

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

Fixed maturity and equity securities available for sale - at fair value, which is based upon quoted trading prices.
Changes in fair values net of income taxes are

                              SECURITY NATIONAL FINANCIAL CORPORATION
                                        AND SUBSIDIARIES
                            Notes to Consolidated Financial Statements
                           Years Ended December 31, 1998, 1997, and 1996


1)    Significant Accounting Principles (Continued)

reported as unrealized appreciation or depreciation and recorded as an adjustment directly to stockholders' equity and, accordingly, have no effect on net income.

Mortgage loans on real estate - at unpaid principal balances, adjusted for amortization of premium or accretion of discount, less allowance for possible losses.

Real estate - at cost, less accumulated depreciation provided on a straight-line basis over the estimated useful lives of the properties, and net of allowance for impairment in value, if any.

Policy, student, and other loans - at the aggregate unpaid balances.

Short-term investments - consists of certificates of deposit and commercial paper with maturities of up to one year.

Restricted assets of cemeteries and mortuaries - consists of cash, participations in mortgage loans with Security
National Life Insurance Company, and mutual funds carried at cost; fixed maturity securities carried at cost adjusted for amortization of premium or accretion of discount; and equity securities carried at fair market value.

Realized gains and losses on investments - realized gains and losses on investments and declines in value considered to be other than temporary, are recognized in operations on the specific identification basis.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost.
Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets which range from three to thirty years. Leasehold improvements are amortized over the lesser of the useful life or remaining lease terms.

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

                    SECURITY NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                Years Ended December 31, 1998, 1997, and 1996


1)     Significant Accounting Principles (Continued)

Deferred Policy Acquisition Costs and Cost of Insurance
Acquired

Commissions and other costs, net of commission and expense allowances for reinsurance ceded, that vary with and are primarily related to the production of new insurance business have been deferred. Deferred policy acquisition costs for traditional life insurance are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. For interest-sensitive insurance products, deferred policy acquisition costs are amortized generally in proportion to the present value of expected gross profits from surrender charges, investment, mortality and expense margins. This amortization is adjusted when estimates of current or future gross profits to be realized from a group of products are reevaluated. Deferred acquisition costs are written off when policies lapse or are surrendered.

Cost of insurance acquired is the present value of estimated future profits of the acquired business and is amortized similar to deferred policy acquisition costs.

Future Life, Annuity and Other Policy Benefits

Future policy benefit reserves for traditional life insurance are computed using a net level method, including assumptions as to investment yields, mortality, morbidity, withdrawals, and other assumptions based on the life insurance subsidiaries experience, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations. Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity. The range of assumed interest rates for all traditional life insurance policy reserves was 4.5% to 10% in 1998, 1997, and 1996. Benefit reserves for traditional limited-payment life insurance policies include the deferred portion of the premiums received during the premium-paying period. Deferred premiums are recognized as income over the life of the policies. Policy benefit claims are charged to expense in the period the claims are incurred.

Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.
Interest crediting rates for interest-sensitive insurance products ranged from 4% to 6.5% in 1998, 1997 and 1996.

Participating Insurance

Participating business constitutes 1%, 8%, and 5% of insurance in force for 1998, 1997 and 1996, respectively.
The provision for policyholders' dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                   Years Ended December 31, 1998, 1997, and 1996


1)     Significant Accounting Principles (Continued)

Reinsurance

The Company follows the procedure of reinsuring risks in excess of $50,000 to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. The Company remains liable for amounts ceded in the event the reinsurers are unable to meet their obligations.

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

The Company, through its mortuary and cemetery operations, provides a guaranteed funeral arrangement wherein a

                    SECURITY NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                Years Ended December 31, 1998, 1997, and 1996


1)     Significant Accounting Principles (Continued)

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

Excess of Cost Over Net Assets of Acquired Businesses

Previous acquisitions have been accounted for as purchases under which assets acquired and liabilities assumed were recorded at their fair values. The excess of cost over net assets of acquired businesses is being amortized over a range of fifteen to twenty years using the straight-line method. The Company periodically evaluates the recoverability of amounts recorded. Accumulated amortization was $919,951 and $780,356 at December 31, 1998 and 1997, respectively.

Income Taxes

Income taxes include taxes currently payable plus deferred taxes related to the tax effect of temporary differences in the financial reporting basis and tax basis of assets and liabilities. Such temporary differences are related principally to the deferral of policy acquisition costs and the provision for future policy benefits in the insurance operations, and unrealized gains on fixed maturity and equity securities available for sale.

Earnings Per Common Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No.
128, "Earnings Per Share". This Standard requires presentation of two new amounts, basic and diluted earnings per share. Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented, after the effect of the assumed conversion of Class C Common
Stock to Class A Common Stock, the acquisition of treasury stock, and the retroactive effect of stock dividends declared. Diluted

                  SECURITY NATIONAL FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
               Years Ended December 31, 1998, 1997, and 1996


1)     Significant Accounting Principles (Continued)

earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year plus the incremental shares that would have been outstanding under certain deferred compensation plans.

Stock Compensation

The Company has adopted SFAS No. 123, "Accounting for
Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" ("APB Opinion
No. 25"), and related interpretations in accounting for its stock option plans.

The Company has one fixed option plan (the "1993 Plan").
In accordance with APB Opinion No. 25, no compensation cost has been recognized for the 1993 plan. Had compensation cost for the 1993 plan been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net income would have been reduced by approximately $110,000, $10,000, and $7,000 in 1998, 1997, and 1996, respectively. As a result, basic and diluted earnings per share would have been reduced in 1998 from $0.18 to $0.15. There would have been no measurable effect on earnings per share in 1997 or 1996.

The fair value of each option granted in 1998 under the 1993 Plan is estimated at $0.81 as of the grant date using the Black Scholes option-pricing model with the following assumptions: dividend yield of 5%, volatility of 29.3%, risk-free interest rate of 5.7%, and an expected life of five years. The fair value of each option granted in 1996 under the 1993 Plan is estimated at $1.19 as of the grant date using the Black Scholes option-pricing model with the following assumptions: dividend yield of 5%, volatility of 34.2%, risk-free interest rate of 6.9%, and an expected life of five years.

The Company also has one variable option plan (the "1987
Plan"). In accordance with APB Opinion No. 25, compensation cost related to options granted and outstanding under the 1987 Plan is estimated and recognized over the period of the award based on changes in the current market price of the Company's stock over the vesting period. Options granted under the 1987 Plan are exercisable for a period of ten years from the date of grant.

Comprehensive Income

As of January 1, 1998, the Company adopted SFAS 130,
"Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income nor stockholders'

                 SECURITY NATIONAL FINANCIAL CORPORATION
                            AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
             Years Ended December 31, 1998, 1997, and 1996


1)     Significant Accounting Principles (Continued)

equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

Reclassifications

Certain amounts in prior years have been reclassified to conform with the 1998 presentation.

                        SECURITY NATIONAL FINANCIAL CORPORATION
                                  AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                    Years Ended December 31, 1998, 1997, and 1996

2)  Investments

   The Company's investments in fixed maturity securities held to maturity and equity securities available for sale are summarized as follows:

                                               Gross        Gross   Estimated
                               Amortized     Unrealized  Unrealized   Fair
                                 Cost          Gains       Losses     Value
                            -------------  ------------  ----------  --------
December 31, 1998:
Fixed maturity securities
held to maturity:
  Bonds
    U.S. Treasury securities
    and obligations of U.S.
    Government agencies      $14,548,493   $  483,831  $    (117) $15,032,207

    Obligations of states and
    political subdivisions       169,941       15,047     (5,938)     179,050

    Corporate securities
    including public
    utilities                 22,764,172    1,410,810    (34,627)  24,140,355

    Mortgage-backed
      securities               7,439,713       --          --       7,439,713
     Redeemable
       preferred stock            62,563       51,874     (7,943)     106,494
                             -----------   ----------  ---------  -----------
        Total                $44,984,882   $1,961,562  $ (48,625) $46,897,819
                             ===========   ==========  =========  ===========

Securities available for sale
  Bonds
    U.S. Treasury securities
    and obligations of U.S.
    Government agencies (1)  $ 5,309,323    $    --     $     --  $ 5,309,323

    Corporate securities
      including public
      utilities(1)            23,366,117         --           --   23,366,117

    Nonredeemable preferred
     stock                        76,431       75,675      (3,231)    148,875
    Common stock               3,958,820    1,581,457    (543,093)  4,997,184
                              ----------   ----------   ---------  ----------
      Total                  $32,710,691   $1,657,132  $ (546,324)$33,821,499
                             ===========   ==========  ========== ===========

    Restricted equity
     securities (note 7)     $   172,391   $  203,619  $  (10,348)$   365,662
                             ===========   ==========  ========== ===========

(1) Fixed maturity securities available for sale were acquired as part of the SSLIC acquisition. As such, cost equaled fair value as of December 31, 1998.


                     SECURITY NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 Years Ended December 31, 1998, 1997, and 1996


2)  Investments (Continued)
                                         Gross      Gross       Estimated
                         Amortized    Unrealized    Unrealized    Fair
                            Cost        Gains         Losses     Value
                        -----------  -----------   -----------  --------
December 31, 1997:
Fixed maturity securities
held to maturity:
  U.S. Treasury
    securities and
    obligations of
    U.S. Government
    agencies            $17,212,358    $300,816     $ (13,139)    $17,500,035

  Obligations of
    states and
    political
    subdivisions           216,290       14,066       (12,406)        217,950

  Corporate securities
  including
   public utilities     25,144,396    1,260,917      (158,966)     26,246,347

  Redeemable
    preferred stock         87,563       35,054       (34,041)         88,576
  Mortgage-backed
   securities            7,124,291        --             --         7,124,291
                      ------------    ----------   ----------    ------------
  Total                $49,784,898   $1,610,853     $(218,552)    $51,177,199
                       ===========   ==========     =========     ===========
Equity securities
  available
   for sale            $ 3,870,078   $1,563,836     $(602,101)    $ 4,831,813
                       ===========   ==========     =========     ===========
Restricted equity
  securities (note 7)  $   172,391   $    --        $     --      $   172,391
                       ===========   ==========     ==========    ===========

                        SECURITY NATIONAL FINANCIAL CORPORATION
                                  AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                   Years Ended December 31, 1998, 1997, and 1996


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

The amortized cost and estimated fair value of fixed maturity securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Estimated
                                        Amortized             Fair
Held to Maturity:                          Cost               Value
                                       -----------          ----------
     Due in 1999                       $ 5,710,714         $ 5,699,201
     Due in 2000 through 2003           22,989,518          24,364,311
     Due in 2004 through 2008            8,271,794           8,685,749
     Due after 2008                        510,580             602,351
     Mortgage-backed securities          7,439,713           7,439,713
     Redeemable preferred stock             62,563             106,494
                                       -----------         -----------
                                       $44,984,882         $46,897,819
                                       ===========         ===========

                                                            Estimated
Available for Sale:                     Amortized             Fair
                                          Cost                Value
                                      -----------        -------------
     Due in 1999                      $ 2,852,809          $ 2,852,809
     Due in 2000 through 2003          11,757,682           11,757,682
     Due in 2004 through 2008          12,664,452           12,664,452
     Due after 2008                     1,400,497            1,400,497
                                      -----------         ------------
                                      $28,675,440          $28,675,440
                                      ===========          ===========

The Company's realized gains and losses in investments are summarized as follows:

                                        1998         1997         1996
     Fixed maturity                    ------       ------       ------
        securities held
        to maturity:
     Gross realized gains             $ 43,154     $ 37,995    $ 347,728
     Gross realized losses             (26,470)     (12,457)    (141,848)

     Securities available
           for sale:
     Gross realized gains               66,589      242,714       89,823
     Gross realized losses              (3,887)     (15,617)        --

     Other assets                       (5,265)        --         (6,160)
                                      --------     --------    ---------
                Total                 $ 74,121     $252,635    $ 289,543
                                      ========     ========    =========

The change in unrealized appreciation of investments, as shown in the accompanying consolidated statements of stockholders' equity, relates entirely to equity securities for 1998, 1997, and 1996.

                       SECURITY NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                   Years Ended December 31, 1998, 1997, and 1996


2)  Investments (Continued)

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

Investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available for sale securities) at December 31, 1998, other than investments issued or guaranteed by the United States Government, are as follows:

                                            Carrying Amount
         Dean Witter Discover                  $4,260,911
         Philip Morris, Inc.                    6,014,608

Major categories of net investment income are as follows:

                                       1998          1997           1996
                                   -----------     ----------    ---------
       Fixed maturity
         securities                 $3,293,949     $3,519,270     $3,684,089
       Equity securities               219,785        238,097        251,733
       Mortgage loans
         on real estate              1,036,132        774,478      1,225,207
       Real estate                   1,384,311      1,375,996      1,281,511
       Policy loans                    170,752        170,726        168,857
       Short-term
         investments                   405,848        529,979        575,498
       Other                         1,899,643      1,310,246      1,179,889
                                    ----------    -----------     ----------
         Gross investment
            income                   8,410,420      7,918,792      8,366,784
       Investment expenses            (951,677)      (779,212)      (849,770)
                                    ----------    -----------     ----------
       Net investment
         income                     $7,458,743     $7,139,580     $7,517,014
                                    ==========     ==========     ==========

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of approximately $683,000, $609,000 and $655,000 for 1998,
1997, and 1996, respectively.

Investment expenses consist primarily of depreciation, property taxes and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,924,315 at December 31, 1998 and $7,115,070 at December 31, 1997.



                        SECURITY NATIONAL FINANCIAL CORPORATION
                                   AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998, 1997, and 1996


3)  Cost of Insurance Acquired

Information with regard to cost of insurance acquired is as follows:

                                 1998             1997            1996
                              ---------        ---------        -------
Balance at
  beginning of year          $3,370,018        $3,748,654       $4,007,804
Cost of insurance
  acquired                    7,389,340            --               --

Interest accrued at 7%          235,901           262,406          280,546
Amortization                   (532,813)         (641,042)        (539,696)
Net amortization
  charged to income            (296,912)         (378,636)        (259,150)
                            -----------       -----------       ----------
Balance at end
  of year                   $10,462,446        $3,370,018       $3,748,654
                            ===========        ==========       ==========

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $664,000, $644,000, $629,000, $617,000, and $607,000 for the years
1999 through 2003.

4) Property, Plant and Equipment

The cost of property, plant and equipment is summarized below:

                                            December 31,
                                    1998                    1997
Land and Buildings              $ 9,983,828          $ 6,584,835
Furniture and equipment           6,011,048            4,784,763
                                -----------          -----------
                                 15,994,876           11,369,598
Less accumulated
       depreciation              (5,312,791)          (4,728,036)
                                -----------          -----------
       Total                    $10,682,085          $ 6,641,562
                                ===========          ===========

5)     Bank Loans Payable and Lines of Credit

Bank loans payable are summarized as follows:

                                                December 31,
                                        1998                    1997
Bank prime rate plus
   1/2% (8.25% at December
   31, 1998) note payable in
   monthly installments of
   $36,420 including principal
   and interest, collateralized
   by 15,000 shares of Security
   National Life stock, due
   December 1999.                   $1,974,898                 $2,221,394

10% note payable in monthly
   installments of $8,444
   including principal and
   interest, collateralized by
   real property, which book
   value is approximately
   $1,113,000, due January 2013.       766,186                   789,516


                       SECURITY NATIONAL FINANCIAL CORPORATION
                                  AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                   Years Ended December 31, 1998, 1997, and 1996


5)    Bank Loans Payable and Lines of Credit

Bank loans payable are summarized as follows:

                                                        December 31,
                                                 1998                   1997
One year treasury constant
   maturity plus 2.75%
   (8.03% at December 31,
   1998) note payable in monthly
   installments of $6,000,
   including principal and
   interest, collateralized by
   real property, which book
   value is approximately
   $414,000, due October
   1999.                                239,134                     295,113

Bank prime rate less
   1.35% (6.40% at December
   31, 1998) note payable
   in monthly installments of
   $20,836, including principal
   and interest, collateralized
   by real property, which
   book value is approximately
   $1,120,000, due November
   2007.                                1,755,736                 1,789,349

$6,250,000 revolving line
   of credit at bank prime
   rate less 1%, (6.75% at
   December 31, 1998) interest
   only to December 1999
   thereafter interest and
   principal, collateralized by
   15,000 shares of Security
   National Life Insurance
   Company  stock, due December
   2005.                                6,246,400                     --

Bank prime rate plus 1/2%
   (8.25% at December 31,
   1998) note payable in monthly
   installments of $7,235
   including principal and
   interest, collateralized
   by real property, which
   book value is approximately
   $934,000, due August
   1999.                                   412,116                 460,654

Bank prime rate less 1.35%
   (6.40% at December 31,
   1998) note payable in
   monthly installments of
   $2,736 including principal
   and interest, collateralized
   by 15,000 shares of Security
   National Life Insurance
   Company stock, due
   December 2005.                           216,117                233,000

                         SECURITY NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998, 1997, and 1996


5)  Bank Loans Payable and Lines of Credit (Continued)

                                               December 31,
                                   1998                             1997
Other collateralized
   bank loans payable            299,393                        308,325
                             -----------                    -----------
   Total bank loans           11,909,980                      6,097,351

Less current installments      3,181,330                        597,523
                             -----------                     ----------
   Bank loans, excluding
   current installments       $8,728,650                     $5,499,828
                              ==========                     ==========

$15 million revolving
   line of credit at LIBOR
   plus 1.45% (6.51% at
   December 31, 1998),
   payable within 30 days
   collateralized by
   receivable from mortgage
   loans sold to investors.   $7,577,248                     $   --
                              ==========                     ==========
$100,000 revolving line of
   credit at bank prime rate
   plus 1/2% (8.25% at
   December 31, 1998),
   payable within 30 days.    $    --                        $  100,000
                              ===========                    ==========

In addition to the lines of credit described above, the Company has line of credit agreements with banks for $2,000,000 and $5,000,000, of which none were outstanding at December 31, 1998 or 1997. The lines of credit are for general operating purposes. The $2,000,000 line of credit bears interest at the bank's prime rate and must be repaid every 30 days. The $5,000,000 line of credit bears interest at a variable rate with interest payable monthly and is collateralized by student loans equaling 115% of the unpaid principal balance.

See Note 6 for summary of maturities in subsequent years.

6)  Notes and Contracts Payable

Notes and contracts payable are summarized as follows:

                                               December 31,
                                   1998                             1997
Due to former stockholders
   of Deseret Memorial, Inc.
   resulting from the
   acquisition of such entity.
   Amount represents the
   present value discounted
   at 8% of monthly annuity
   payments ranging from
   $4,600 to $5,000 plus
   an index adjustment in
   the 7th through the 12th
   years, due September 2011.    $   667,829                    $   680,220


                             SECURITY NATIONAL FINANCIAL CORPORATION
                                        AND SUBSIDIARIES
                            Notes to Consolidated Financial Statements
                           Years Ended December 31, 1998, 1997, and 1996


6)  Notes and Contracts Payable (Continued)

                                                      December 31,
                                            1998                     1997
Due to former stockholders
   of Greer Wilson resulting from
   the acquisition of such entity.
   Amount represents the present
   value discounted at 10% of
   monthly annuity payments of
   $7,000, due March 2005.                 392,458                  435,543

Due to former stockholders of
   Civil Service Employees Life
   Insurance Company resulting from
   the acquisition of such entity.
   7% note payable in seven annual
   installments with principal
   payments of $151,857,
   due December 2003.                       607,429                  759,286

Due to former stockholders
   of Crystal Rose Funeral
   Home resulting from the
   acquisition of such entity.
   Amount represents the present
   value discounted at 9% of
   monthly annuity payments of
   $5,350 due February 2007.                221,587                   263,261

9% note payable in monthly
   installments of $10,000
   including principal and
   interest collateralized
   by real property, which
   book value is approximately
   $2,908,000, due July 2008                780,604                    828,836

Other notes payable                         729,365                    816,420
                                         ----------                 ----------
Total notes and
   contracts payable                      3,399,272                  3,783,566
Less current
   installments                             416,679                    422,061
                                        -----------                 ----------
Notes and contracts,
excluding current
installments                             $2,982,593                 $3,361,505
                                         ==========                 ==========

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

          1999                                               11,175,257
          2000                                                1,389,360
          2001                                                1,466,177
          2002                                                1,534,972
          2003                                                1,432,800
       Thereafter                                             5,887,934
                                                            -----------
          Total                                             $22,886,500
                                                            ===========

Interest paid approximated interest expense in 1998, 1997 and 1996.

                          SECURITY NATIONAL FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                       Years Ended December 31, 1998, 1997, and 1996

7)  Cemetery and Mortuary Endowment Care and Pre-need
    Merchandise Funds

The Company owns and operates several endowment care cemeteries, for which it has established and maintains an endowment care fund. The Company records a liability to the fund for each space sold at current statutory rates.
The Company is not required to transfer assets to the fund until the spaces are fully paid for. The liability to the endowment care fund is summarized as follows:

                                                     December 31,
                                              1998                   1997
Liability for spaces sold                 $ 1,400,398           $ 1,351,788
Less assets in the fund                      (859,894)           (1,230,418)
                                          -----------           -----------
    Total due to fund                     $   540,504           $   121,370
                                          ===========           ===========

Assets in the endowment care fund are summarized as follows:

                                                December 31,
                                     1998                          1997
Cash and cash equivalents          $119,761                   $  111,637
Equity securities                   294,608                       94,613
Participation in mortgage
    loans with Security
    National Life                   310,525                      889,168
Other                               135,000                      135,000
    Total                         $ 859,894                   $1,230,418


The Company has established and maintains certain restricted asset accounts to provide for future merchandise obligations incurred in connection with its pre-need sales.
Such amounts are reported as restricted assets of cemeteries and mortuaries in the accompanying balance sheet.

Assets in the restricted asset account are summarized as follows:

                                                December 31,
                                         1998                 1997
Cash and cash equivalents             $2,243,808            $2,038,828
Mutual funds                             132,945               132,944
Fixed maturity securities                294,210               384,690
Equity securities                         71,054                77,778
Participation in mortgage
    loans with Security
    National Life                      1,323,164             1,221,849
Time certificate of deposit               33,696                33,696
                                      ----------            ----------
    Total                             $4,098,877            $3,889,785
                                      ==========            ==========

                          SECURITY NATIONAL FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                       Years Ended December 31, 1998, 1997, and 1996


8)  Income Taxes

The Company's income tax liability at December 31 is summarized as follows:

                                         December 31,
                              1998                         1997
Current                  $  141,352                    $  226,300
Deferred                  5,867,185                     3,007,115
                         ----------                    ----------
Total                    $6,008,537                    $3,233,415
                         ==========                    ==========

Significant components of the Company's deferred tax assets and liabilities at December 31 are approximately as follows:


                                 1998                       1997
Assets
Future policy benefits     $(2,138,384)                     $(67,238)
Unearned premium              (965,574)                         --
Uncollected agents'
    balances                   (45,140)                      (45,140)
Difference between book
    and tax basis of bonds     (46,885)                      (46,885)
AMT credits                    (11,658)                      (13,064)
Net operating
    loss carryforwards
    expiring in the years
    2001 through 2010         (213,409)                     (219,069)
Other                          (80,985)                        --
                             ---------                     ---------
Total deferred tax assets  $(3,502,035)                    $(391,396)
                           ===========                     =========

Liabilities
Deferred policy
    acquisition costs       $2,186,241                     $ 394,253
Cost of insurance
    acquired                 3,198,551                       466,426
Installment sales              351,080                       538,205
Depreciation                   758,149                       790,136
Trusts                         899,415                       528,803
Tax on unrealized
    appreciation               541,901                       130,796
Other                        1,433,883                       549,892
                          ------------                  ------------
Total deferred
    tax liabilities          9,369,220                     3,398,511
                           -----------                    ----------
Net deferred tax
   liability                $5,867,185                    $3,007,115
                            ==========                    ==========

The Company paid no  income taxes in 1998, 1997 and 1996.
The Company's income tax expense is summarized as follows:

                               1998          1997             1996
Current                     $(84,948)      $200,173        $(168,527)
Deferred                     339,763        159,935          307,985
                            --------       --------        ---------
Total                       $254,815       $360,108        $ 139,458
                            ========       ========        =========

                             SECURITY NATIONAL FINANCIAL CORPORATION
                                        AND SUBSIDIARIES
                           Notes to Consolidated Financial Statements
                         Years Ended December 31, 1998, 1997, and 1996


8)  Income Taxes(Continued)

The reconciliation  of  income  tax  expense at the U.S.
federal statutory rates is as follows:

                               1998              1997               1996
Computed expense at
    statutory rate          $348,855          $562,772           $ 461,574
Special deductions
    allowed small life
    insurance
    companies               (88,658)          (152,215)           (260,803)
Dividends received
    deduction               (26,691)           (32,343)            (32,968)
Prior year
    provision to tax
    return true-up             --              (18,421)               --
Other, net                   21,309                315             (28,345)
                           --------           --------           ---------
    Tax expense            $254,815           $360,108           $ 139,458
                           ========           ========           =========

A portion of the life insurance income earned prior to 1984 was not subject to current taxation but was accumulated for tax purposes, in a "policyholders' surplus account." Under provisions of the Internal Revenue Code, the policyholders' surplus account was frozen at its December 31, 1983 balance and will be taxed generally only when distributed. As of December 31, 1998, the policyholders' surplus accounts approximated $4,500,000. Management does not intend to take actions nor does management expect any events to occur that would cause federal income taxes to become payable on that amount. However, if such taxes were accrued, the amount of taxes payable would be approximately $1,500,000.

The insurance companies have remaining loss carry forwards for tax purposes of approximately $1,600,000, approximately
$286,000 of which is subject to an annual limitation of approximately $300,000.

9)  Reinsurance, Commitments and Contingencies

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $30,000 to $75,000 at December 31, 1998 and 1997. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to $569,448,000 at December
31, 1998 and $46,254,000 at December 31, 1997.

As part of the acquisition of Southern Security, the Company has a co-insurance agreement with The Mega Life and Health Insurance Company ("MEGA"). On December 31, 1992
Southern Security ceded to MEGA 18% of all universal life policies in force at that date. MEGA is entitled to 18% of all future premiums, claims, policyholder loans and surrenders relating to the ceded policies. In addition, Southern Security receives certain commission and expense reimbursements. The funds held related to reinsurance treaties of $1,419,357 and policyholders' account balances on deposit with reinsurer of $8,518,571 represent the 18% share of policy loans and policyholder account balances ceded to MEGA as of December 31, 1998.

Mortgage loans originated and sold to unaffiliated investors are sold subject to certain recourse provisions.

                               SECURITY NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                            Notes to Consolidated Financial Statements
                           Years Ended December 31, 1998, 1997, and 1996


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

On March 13, 1998, a letter was sent by Eckard's counsel relative to a settlement proposal together with a draft complaint against the Company and Security National Life
Insurance Company for filing in the United States District
Court for the District of Utah. There appears to be no material difference between the complaint prepared for filing in Utah and the amended complaint which had been filed in Indiana. The complaint was filed in Utah on August 13, 1998. Since its filing (the claims being the same as in the Indiana action), the treble damage claim
(conversion) has been dismissed with prejudice. The contract claim is the remaining claim. Formal discovery is in process. Eckard claims approximately $152,000 plus interest and attorney's fees. Although no prediction of outcome is given, management intends to vigorously defend the action. No amount has been accrued for this contingent liability.

The Company has been named as a party in a lawsuit brought by Robert L. Anderson ("Anderson") in the Superior Court of
San Diego, North County Judicial District, State of
California.  The complaint  was  filed  on January 28, 1999

                           SECURITY NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                       Years Ended December 31, 1998, 1997, and 1996


9)  Reinsurance, Commitments and Contingencies (Continued)

and pertains to the creation of the San Diego Memorial Park
Partnership and development of Singing Hills Memorial Park.
Anderson was denominated as a partner in the 1989 partner-ship agreement. He asserts that the Company did not carry out the partnership agreement in developing the property as a cemetery and residential lots and that instead the property was later acquired by California Memorial Estates, Inc., a subsidiary of the Company, and developed. Anderson asserts a claim for lost profits because of alleged breach of the partnership agreement and further asserts breach of fiduciary duty, actual fraud, constructive fraud, asks for an accounting, and alleges conspiracy and declaratory relief. He seeks punitive damages, legal fees and costs.
Formal discovery has not begun. At this stage, no complete evaluation has been made. Management, however, intends to vigorously defend the matter and believes that Anderson did not perform as required and that he has no bona fide basis to complain. No amount has been accrued for this contingent liability.

The Company is also a defendant in various other legal actions arising from the normal conduct of business.
Management believes that none of the actions will have a material effect on the Company's financial position or results of operations.

10)   Retirement Plans

The Company and its subsidiaries have a noncontributory
Employee Stock Ownership Plan (ESOP) for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,040 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors. The Company's contributions are allocated to eligible employees based on the ratio of each eligible employee's compensation to total compensation for all eligible employees during each year. ESOP contribution expense totaled $59,613, $45,616, and $50,017 for 1998,
1997, and 1996, respectively.  At December 31, 1998 the
ESOP held 597,081 shares of Class A and 1,158,903 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has a 401(k) savings plan covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section
401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions up to the lesser of 15% of total annual compensation or the statutory limits. The Company may match up to 50% of each employee's investment in Company stock, up to 5% of the employee's total annual compensation. The Company's match will be Company stock and the amount of the match will be at the discretion of the Company's Board of Directors. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. The Company's matching 401(k) contributions for 1998, 1997, and 1996 were approximately $7,000, $-0-, and $50,000, respectively.


                           SECURITY NATIONAL FINANCIAL CORPORATION
                                      AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                        Years Ended December 31, 1998, 1997, and 1996


11)  Capital Stock

The following table summarizes the activity in shares of capital stock for the three year period ended December 31, 1998:

                                           Class A           Class C
       Balance at December
          31, 1995                        3,819,415         2,388,040

       Stock Dividends                      201,879           105,256
       Conversion of Class C
          to Class A                          1,952            (9,760)
       Stock Issue                           87,463             --
                                         ----------        ----------
        Stock split of Class C                 --           2,483,536

       Balance at December
          31, 1996                        4,110,709         4,967,072

       Stock Dividends                      206,344           247,329
       Conversion of Class C
          to Class A                          1,359           (13,590)
       Stock Issued                           8,176              --
                                         ----------        ----------
       Balance at December
          31, 1997                        4,326,588         5,200,811

       Stock Dividends                      219,892           259,374
       Conversion of Class C
          to Class A                          1,336           (13,352)
       Stock Issued                          69,514              (238)
                                         ----------        ----------
       Balance at December
          31, 1998                        4,617,330         5,446,595
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

Stockholders of both classes of common stock have received
5% stock dividends in the years 1989 through 1998, as authorized by the Company's Board of Directors.

The Company has Class B Common Stock of $1.00 par value,
5,000,000 shares authorized, of which none are issued.
Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B Common Stock.


                       SECURITY NATIONAL FINANCIAL CORPORATION
                                  AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998, 1997, and 1996


11)  Capital Stock (Continued)

In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                   1998             1997             1996
Numerator:
   Net income                  $   771,229      $1,308,941       $1,237,145
                               ===========      ==========       ==========
Denominator:
   Denominator for basic
      earnings per share-
      weighted-average
      shares                     4,272,516       3,988,034        3,750,498

   Effect of
      dilutive securities:
      Employee stock
         options                   --               19,606           23,321
      Stock appreciation
         rights                    --               85,051           81,741
                               -----------     -----------       ----------
   Dilutive potential
      common shares                --              104,657          105,062

   Denominator
      for diluted earnings per
      share-adjusted
      weighted-average
      shares and assumed
      conversions              4,272,516         4,092,691        3,855,560
                              ==========        ==========       ==========
   Basic earnings
      per share                   $0.18              $0.33            $0.33
   Diluted earnings
      per share                   $0.18              $0.32            $0.32



There are no dilutive effects on net income for purpose of this calculation.

12)  Deferred Compensation Plans

In 1987, the Company adopted the 1987 Incentive Stock
Option Plan (the 1987 Plan). The 1987 Plan provides that shares of the Class A Common Stock of the Company may be optioned to certain officers and key employees of the Company. The 1987 Plan establishes a Stock Option Plan
Committee which selects the employees to whom the options will be granted and determines the price of the stock. The
1987 Plan establishes the minimum purchase price of the stock at an amount which is not less than 100% of the fair market value of the stock (110% for employees owning more than 10% of the total combined voting power of all classes of stock).

The 1987 Plan provides that if additional shares of Class
A Common Stock are issued pursuant to a stock split or a stock dividend, the number of shares of Class A Common
Stock then covered by each outstanding option granted hereunder shall be increased proportionately with no

                            SECURITY NATIONAL FINANCIAL CORPORATION
                                       AND SUBSIDIARIES
                           Notes to Consolidated Financial Statements
                          Years Ended December 31, 1998, 1997, and 1996


12)  Deferred Compensation Plans (Continued)

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

The 1987 Plan terminated in 1997 and options granted are non-transferable. Options granted and outstanding under the 1987 Plan include Stock Appreciation Rights which permit the holder of the option to elect to receive cash, amounting to the difference between the option price and the fair market value of the stock at the time of the exercise, or a lesser amount of stock without payment, upon exercise of the option.

Activity of the 1987 Plan is summarized as follows:

                                                Number           Option
                                              of Shares           Price
                                             ----------       ------------
Outstanding at
December 31, 1995                             185,738          $2.31 - $2.59

    Dividend                                    9,287
    Exercised                                (172,716)
                                            ---------
Outstanding at
December 31, 1996                              22,309          $2.20 - $2.47

    Granted                                   148,000
    Dividend                                    7,400
    Exercised                                 (22,309)
                                             --------
Outstanding at
December 31, 1997                             155,400          $4.29 - $4.71

    Dividend                                    7,770
    Exercised                                    --
                                            ---------
Outstanding at
December 31, 1998                             163,170          $4.08 -$4.49
                                            =========
    Exercisable
    at end of year                            163,170
                                            =========
Available options
    for future grant
    1987 Stock
    Incentive Plan                              -0-
                                             -------

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

             SECURITY NATIONAL FINANCIAL CORPORATION
                        AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
         Years Ended December 31, 1998, 1997, and 1996


12)  Deferred Compensation Plans (Continued)

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

The 1993 Plan is administered by the Board of Directors or by a committee designated by the Board. The 1993 Plan provides that if the shares of Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of Common
Stock as a stock dividend on its outstanding Common Stock, the number of shares of Common Stock deliverable upon the exercise of options shall be increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend. In addition, the number of shares of Common Stock reserved for the purpose of the Plan shall be adjusted by the same proportion. No options may be exercised for a term of more than ten years from the date of grant.

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


                         SECURITY NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
                      Years Ended December 31, 1998, 1997, and 1996


12)  Deferred Compensation Plans (Continued)

Activity of the 1993 Plan is summarized as follows:

                                                     Number        Option
                                                    of Shares       Price
Outstanding at
December 31, 1995                                    208,110    $2.84 - $4.19
    Dividend                                          13,706
    Granted                                           66,000
                                                   ---------
Outstanding at
December 31, 1996                                    287,816    $2.70 - $4.52
    Cancelled                                         (9,450)
    Dividend                                          13,918

Outstanding at
December 31, 1997                                    292,284    $2.58 - $4.31
    Dividend                                          30,869
    Granted                                          148,000
    Exercised                                        (63,814)
                                                   ---------
Outstanding at
December 31, 1998                                    407,339    $2.34 - $4.16
                                                   =========
Exercisable
at end of year                                       407,339
                                                   =========
Available options
    for future grant
    1993 Stock
    Incentive Plan                                  274,565
                                                   ========

13)  Statutory-Basis Financial Information

The Company's life insurance subsidiaries are domiciled in Utah and Florida and prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Utah and Florida
Insurance Departments. "Prescribed" statutory accounting practices are interspersed throughout state insurance laws and regulations, the National Association of Insurance
Commissioners ("NAIC") Accounting Practices and Procedures
Manual and a variety of other NAIC publications.
"Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future.

In 1998, the NAIC adopted codified statutory accounting principles ("Codification"). Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. Codification will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Company, the


                         SECURITY NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
                      Years Ended December 31, 1998, 1997, and 1996


13)  Statutory-Basis Financial Information (Continued)

states of Florida and Utah must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance
Departments. At this time it is unclear when the states of Florida and Utah will adopt Codification. Management has not yet determined the impact of Codification to the Company's statutory-basis financial statements. Statutory net income and statutory stockholder's equity for the life subsidiaries as reported to state regulatory authorities, is presented below:

                             Statutory Net Income (Loss)
                                       December 31,
                             1998       1997       1996
Security National Life     346,659     712,219    694,745
Southern Security Life    (486,825)     45,398  1,022,182


                             Statutory Stockholders' Equity
                                        December 31,
                            1998        1997        1996
Security National Life  12,083,747  11,789,615 10,020,668
Southern Security Life   8,627,252   9,316,923  9,283,928

Generally, the net assets of the life insurance subsidiaries available for transfer to the Company are limited to the amounts that the life insurance subsidiaries net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends are subject to approval by regulatory authorities.

The Utah and Florida Insurance Departments impose minimum risk-based capital requirements that were developed by the NAIC on insurance enterprises. The formulas for determining the risk-based capital ("RBC") specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk.
Regulatory compliance is determined by a ratio (the
"Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action.
The life insurance subsidiaries have a Ratio that is greater than 300% of the first level of regulatory action.

                        SECURITY NATIONAL FINANCIAL CORPORATION
                                   AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998, 1997, and 1996


14)  Business Segment Information

Description of Products and Services by Segment

The Company has three reportable segments: life insurance, cemetery and mortuary, and mortgage loans. The Company's life insurance segment consists of life insurance premiums and operating expenses from the sale of insurance products sold by the Company's independent agency force and net investment income derived from investing policyholder and segment surplus funds. The Company's cemetery and mortuary segment consists of revenues and operating expenses from the sale of pre-need and at-need cemetery and mortuary merchandise and services at its mortuaries and cemeteries and the net investment income from investing segment surplus funds. The Company's mortgage loan segment consists of loan originations fee income and expenses from the originations of residential mortgage loans and interest earned and interest expenses from warehousing pre-sold loans before the funds are received from financial institutional investors. In addition, the Company has a corporate segment which provides administrative and marketing services to the reportable segments described above.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting
Principles. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit.

Factors Management Used to Identify the Enterprise's
Reportable Segments

The Company's reportable segments are business units that offer different products and are managed separately due to the different products and the need to report to the various regulatory jurisdictions.


                            SECURITY NATIONAL FINANCIAL CORPORATION
                                       AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                        Years Ended December 31, 1998, 1997, and 1996


14)  Business Segment Information (Continued)

                                                  1998


                                     Life          Cemetery/
                                   Insurance       Mortuary        Mortgage
Revenues:
From external sources:
    Revenue from customers        $ 5,915,659     $9,225,801     $10,082,330
    Net investment income           5,553,486        682,915       1,206,578
    Realized gains
        on investments                 74,121
    Other revenues                     22,078         32,456           6,034

Intersegment revenues:
    Net investment income           1,360,877
    Other revenues                    109,887
                                  -----------      ----------     ----------
                                  $13,036,108     $ 9,941,172    $11,294,942
Expenses:
Death and other
    policy benefits               $ 3,578,634     $              $
Increase in future
    policy benefits                 3,353,287
Amortization of
    deferred policy
    acquisition costs
    and cost of
    insurance acquired             1,273,394
Depreciation                          85,557         455,418          39,125
General, administrative
        and other costs:
    Intersegment                     536,400          70,656           71,631
    Other                          3,497,140       8,775,932        9,540,801
Interest expense:
    Intersegment                     187,151         183,908        1,176,969
    Other                             11,587         554,283          176,091
                                ------------     -----------       ----------
                                $ 12,523,150     $10,040,197      $11,004,617
                                ------------     -----------      -----------
Earnings (losses)
    before income taxes         $    512,958     $   (99,025)     $   290,325
                                ============     ===========      ===========
Identifiable
    assets                      $183,340,180     $33,539,827      $ 9,010,581
                                ============     ===========      ===========

Expenditures for
    long-lived assets           $    761,246     $ 1,202,056      $    76,721
                                ============     ===========      ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997, and 1996

14)  Business Segment Information (Continued)

                                                1998


                                                Reconciling
                               Corporate           Items        Consolidated
Revenues:
From external sources:
    Revenue from customers    $                  $               $25,223,790
    Net investment income         15,764                           7,458,743
    Realized gains
        on investments                                                74,121
    Other revenues                 2,381                              62,949

Intersegment revenues:
    Net investment income        187,151          (1,548,028)          --
    Other revenues               568,800            (678,687)          --
                             -----------         -----------     -----------
                             $   774,096         $(2,226,715)    $32,819,603
Expenses:
Death and other
    policy benefits          $                   $               $ 3,578,634
Increase in future
    policy benefits                                                3,353,287
Amortization of
    deferred policy
    acquisition costs
    and cost of
    insurance acquired                                             1,273,394
Depreciation                       4,655                             584,755
General, administrative
        and other costs:
    Intersegment                                     (678,687)         --
    Other                        190,493                          22,004,366
Interest expense:
    Intersegment                                   (1,548,028)         --
    Other                        257,162                             999,123
                             -----------         ------------   ------------
                             $   452,310         $( 2,226,715)  $ 31,793,559
                             -----------         ------------   ------------
Earnings (losses)
    before income taxes      $   321,786         $       --     $  1,026,044
                             ===========         =============  ============

Identifiable assets          $ 3,070,453         $(15,695,894)  $213,265,147
                             ===========         ============   ============

Expenditures for
    long-lived assets       $                    $              $  2,040,023
                            ============         ============   =============


                           SECURITY NATIONAL FINANCIAL CORPORATION
                                      AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                       Years Ended December 31, 1998, 1997, and 1996

14)  Business Segment Information (Continued)

                                                  1997


                                   Life            Cemetery/
                                 Insurance         Mortuary         Mortgage
Revenues:
From external sources:
    Revenue from customers      $6,140,783         $9,230,864      $5,661,867
    Net investment income        5,856,221            609,194         664,331
    Realized gains
        on investments             252,635
    Other revenues                  13,778             27,621             450

Intersegment revenues:
    Net investment income          978,930
    Other revenues                 115,622
                               -----------        -----------     ------------
                               $13,357,969        $ 9,867,679     $  6,326,648
Expenses:
Death and other
    policy benefits            $ 3,694,442        $               $
Increase in future
    policy benefits              2,974,915
Amortization of
    deferred policy
    acquisition costs
    and cost of
    insurance acquired           1,132,298
Depreciation                        55,338           420,787            29,150
General, administrative
        and other costs:
    Intersegment                   536,400            75,408            72,614
    Other                        3,722,336         8,312,812         5,377,440
Interest expense:
    Intersegment                   188,767           192,835           783,257
    Other                           41,723           628,616            19,836
                               -----------        ----------       -----------
                               $12,346,219        $9,630,458       $ 6,282,297
                               -----------        ----------       -----------
Earnings (losses)
    before income taxes        $ 1,011,750        $  237,221       $    44,351
                               ===========        ==========       ===========

Identifiable assets           $103,604,675       $31,297,233       $ 1,176,039
                              ============       ===========       ===========

Expenditures for
    long-lived assets         $    40,882        $   283,622       $    26,587
                              ===========        ===========       ===========


                             SECURITY NATIONAL FINANCIAL CORPORATION
                                        AND SUBSIDIARIES
                           Notes to Consolidated Financial Statements
                         Years Ended December 31, 1998, 1997, and 1996

14)  Business Segment Information (Continued)

                                           1997


                                                 Reconciling
                                     Corporate      Items        Consolidated
Revenues:
From external sources:
    Revenue from customers         $              $              $21,033,514
    Net investment income                 9,834                    7,139,580
    Realized gains
        on investments                                               252,635
    Other revenues                        7,044                       48,893

Intersegment revenues:
    Net investment income               188,767     (1,167,697)         --
    Other revenues                      568,800       (684,422)         --
                                  -------------    -----------    -----------
                                    $   774,445   $ (1,852,119)   $28,474,622
Expenses:
Death and other
    policy benefits                 $             $               $ 3,694,442
Increase in future
    policy benefits                                                 2,974,915
Amortization of
    deferred policy
    acquisition costs
    and cost of
    insurance acquired                                               1,132,298
Depreciation                            10,644                         515,919
General, administrative
        and other costs:
    Intersegment                                    (684,422)            --
    Other                              127,782                      17,540,370
Interest expense:
    Intersegment                         2,838    (1,167,697)            --
    Other                              257,454                         947,629
                                    ----------    ----------       -----------
                                    $  398,718   $(1,852,119)      $26,805,573
                                    ----------   -----------       -----------
Earnings (losses)
    before income taxes             $  375,727   $       --        $  1,669,049
                                    ==========   ===========       ============
Identifiable
    assets                          $1,881,997   $(12,508,065)     $125,451,879
                                    ==========   ============      ============
Expenditures for
    long-lived assets               $            $                 $    351,091
                                    ==========   ============      ============


                       SECURITY NATIONAL FINANCIAL CORPORATION
                     Notes to Consolidated Financial Statements
                   Years Ended December 31, 1998, 1997, and 1996

14)  Business Segment Information (Continued)

                                               1996


                                   Life           Cemetery/
                                Insurance         Mortuary        Mortgage
Revenues:
From external sources:
    Revenue from customers     $5,666,436       $8,138,010       $8,236,709
    Net investment income       6,166,585          655,255          664,457
    Realized gains
        on investments            289,543
    Other revenues                 24,363           50,570

Intersegment revenues:
    Net investment income         839,445
    Other revenues                108,175
                               ----------      -----------      -----------
                              $13,094,547       $8,843,835       $8,901,166
Expenses:
Death and other
    policy benefits            $3,596,138       $                $
Increase in future
    policy benefits             2,744,326
Amortization of
    deferred policy
    acquisition costs
    and cost of
    insurance acquired          1,239,918
Depreciation                      408,528          433,391           38,688
General, administrative
        and other costs:
    Intersegment                  536,400           75,408           65,167
    Other                       2,797,726        7,417,202        7,907,439
Interest expense:
    Intersegment                  185,438          219,231          616,463
    Other                         186,479          598,810          223,532
                             ------------      -----------      -----------
                             $ 11,694,953      $ 8,744,042      $ 8,851,289
                             ------------      -----------      -----------
Earnings (losses)
    before income taxes      $  1,399,594      $    99,793      $    49,877
                             ============      ===========      ===========
Identifiable
    assets                   $102,268,803      $29,765,362      $ 2,300,513
                             ============      ===========      ===========
Expenditures for
    long-lived assets        $    496,433      $   417,329      $    73,162
                             ============      ===========      ===========


                              SECURITY NATIONAL FINANCIAL CORPORATION
                                         AND SUBSIDIARIES
                            Notes to Consolidated Financial Statements
                          Years Ended December 31, 1998, 1997, and 1996

14)  Business Segment Information (Continued)

                                            1996


                                               Reconciling
                            Corporate             Items          Consolidated
Revenues:
From external sources:

    Revenue from customers   $                 $                  $22,041,155
    Net investment income        30,717                             7,517,014
    Realized gains
        on investments                                                289,543
    Other revenues                   56                                74,989

Intersegment revenues:
    Net investment income       185,438          (1,024,883)             --
    Other revenues              568,800            (676,975)             --
                             ----------         -----------       ------------
                              $ 785,011         $(1,701,858)       $29,922,701
Expenses:
Death and other
    policy benefits           $                 $                   $3,596,138
Increase in future
    policy benefits                                                  2,744,326
Amortization of
    deferred policy
    acquisition costs
    and cost of
    insurance acquired                                                1,239,918
Depreciation                    24,952                                  905,559
General, administrative
        and other costs:
    Intersegment                                  (676,975)               --
    Other                      619,688                               18,742,055
Interest expense:
    Intersegment                 3,751          (1,024,883)               --
    Other                      309,281                                1,318,102
                            ----------        ------------         ------------
                            $  957,672        $ (1,701,858)        $ 28,546,098
                            ----------        ------------         ------------
Earnings (losses)
    before income taxes     $ (172,661)       $      --            $  1,376,603
                            ==========        =============        ============

Identifiable
    assets                  $1,935,763        $(11,560,938)        $124,709,503
                            ==========        ============         ============

Expenditures for
    long-lived assets       $                 $                    $    986,924
                            ==========        ============         ============

                              SECURITY NATIONAL FINANCIAL CORPORATION
                                         AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                            Years Ended December 31, 1998, 1997, and 1996



15)  Disclosure about Fair Value of Financial Instruments

The fair values of investments in fixed maturity and equity securities along with methods used to estimate such values are disclosed in Note 2. The following methods and assumptions were used by the Company in estimating the "fair value" disclosures related to other significant financial instruments:

Cash, Receivables, Short-term Investments, and Restricted Assets of the Cemeteries and Mortuaries: The carrying amounts reported in the accompanying balance sheets for these financial instruments approximate their fair values.

Mortgage, Policy, Student, and Collateral Loans: The fair values are estimated using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. The carrying amounts reported in the accompanying balance sheets for these financial instruments approximate their fair values.

Investment Contracts: The fair values for the Company's liabilities under investment-type insurance contracts are estimated based on the contracts' cash surrender values. The carrying amount and fair value as of December 31, 1998 were approximately $89,844,000 and $83,049,000, respectively.

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

16)  Other Comprehensive Income


The following summarizes other comprehensive income:

                                      1998         1997         1996
Unrealized gains (loss)
      on available
      for-sale securities           $405,047      $928,917     $(18,777)
Less:  reclassification
      adjustment for net
      realized gains in
      net income                     (62,702)    (227,097)      (89,823)
Net unrealized gains (loss)          342,345      701,820      (108,600)
Tax expense on net unrealized
      gain                           (92,171)    (130,796)         --
Other comprehensive
      income (loss)                $ 250,174   $  571,024     $(108,600)


                                                                Schedule I

                           SECURITY NATIONAL FINANCIAL CORPORATION
                                      AND SUBSIDIARIES
                                  Summary of Investments
                          Other than Investments in Related Parties


As of December 31, 1998:
                                                                  Amount at
                                                                    Which
                                                                    Shown
                                                      Estimated     in the
Type of Investment                    Amortized         Fair        Balance
                                        Cost            Value        Sheet
Fixed maturity securities
   held to maturity:
Bonds:
   U.S. Treasury securities
       and obligations
       of U.S. Government
       agencies                      $14,548,493     $15,032,207   $14,548,493
   Obligations of states
       and political
       subdivisions                      169,941        179,050        169,941
   Corporate securities
       including public
       utilities                      22,764,172     24,140,355     22,764,172
   Mortgage backed
       securities                      7,439,713      7,439,713      7,439,713
Redeemable preferred
       stocks                             62,563        106,494         62,563
                                     -----------    -----------    -----------
   Total Fixed
       Securities held
       to maturity                    44,984,882     46,897,819     44,984,882

Securities
   available for sale:
Bonds:
   U.S. Treasury
   securities and
   obligations of U.S.
       Government agencies             5,309,323      5,309,323      5,309,323
   Corporate securities
       including public
       utilities                      23,366,117     23,366,117     23,366,117
   Nonredeemable
       preferred stock                    76,431        148,875        148,875
Common stock:
   Public utilities                      286,815        500,141        500,141
   Banks, trusts and
     insurance companies                  91,723        415,205        415,205
   Industrial,
       miscellaneous and
       all other                       3,580,282      4,081,838      4,081,838
                                     -----------     ----------     ----------
       Total Securities
          available for sale          32,710,691     33,821,499     33,821,499
                                     -----------    -----------    -----------

Mortgage loans on real estate         12,523,395                    12,523,395
Real estate                            7,866,151                     7,866,151
Policy loans                          11,493,637                    11,493,637
Other investments                     11,543,540                    11,543,540
                                     -----------                   -----------

   Total investments                $121,122,296                  $122,233,104
                                    ============                  ============

                                                                 Schedule II

                         SECURITY NATIONAL FINANCIAL CORPORATION
                                 (Parent Company Only)

                                    Balance Sheets


                                                           December 31,
                                                     1998               1997
Assets
Short-term investments                            $  294,927       $   283,190

Cash                                                 118,731            28,353

Investment in subsidiaries
     (equity method)                              36,107,078        29,043,712

Receivables:
     Receivable from affiliates                    1,579,965         1,584,965
     Other                                            76,368           (19,232)
                                                  ----------       -----------
        Total receivables                          1,656,333         1,565,733

Property, plant and
     equipment, at cost,
     net of accumulated
     depreciation of $313,859
     for 1998 and $309,204
     for 1997                                             66             4,721

Other assets                                             396               --
                                                 -----------       -----------
     Total assets                                $38,178,127       $30,925,709
                                                 ===========       ===========




See accompanying notes to parent company only financial statements.


                                                        Schedule II Continued)

                          SECURITY NATIONAL FINANCIAL CORPORATION
                                   (Parent Company Only)

                                Balance Sheets (Continued)



                                                      December 31,
                                               1998                   1997
Liabilities:
Bank loans payable:
     Current installments                 $  2,358,684          $   245,041
     Long-term                               5,862,614            1,976,353

Notes and contracts payable:
     Current installments                      181,319              181,319
     Long-term                                 455,572              607,429

Advances from affiliated
     companies                               1,781,118            1,781,118

Accounts payable                                --                    --

Other liabilities and
     accrued expenses                          494,367              489,671

Income taxes                                   364,194              249,848
                                           -----------          -----------
     Total liabilities                      11,497,868            5,530,779
                                           -----------          -----------
Stockholders' equity:
Common Stock:
   Class A:  $2 par value,
        authorized 10,000,000
        shares, issued
        4,617,330 shares in
        1998 and 4,326,588
        shares in 1997                      9,234,660            8,653,176
   Class C:  $0.20 par
        value, authorized
        7,500,000 shares,
        issued 5,446,595
        shares in 1998
        and 5,200,811
        shares in 1997                      1,089,319            1,040,162
                                          -----------          -----------
Total common stock                         10,323,979            9,693,338

Additional paid-in capital                  9,596,444            9,133,454
Accumulated other
   comprehensive income                     1,081,113              830,939
Retained earnings                           7,474,783            7,533,259
Treasury stock at cost
   (692,993 Class A
   shares and 59,028
   Class C shares in
   1998; 659,992
   Class A shares and
   56,217 Class C shares
   in 1997, held
   by affiliated
   companies)                              (1,796,060)         (1,796,060)
                                         ------------        ------------
Total stockholders'
   equity                                  26,680,259          25,394,930
                                         ------------        ------------
   Total liabilities
        and stockholders'
        equity                            $38,178,127         $30,925,709
                                          ===========         ===========

See accompanying notes to parent company only financial statements.

                                                     Schedule II (Continued)

                          SECURITY NATIONAL FINANCIAL CORPORATION
                                    (Parent Company Only)

                                   Statements of Earnings



                                             Year Ended December 31,
                                       1998            1997            1996
Revenue:
     Net investment income         $   18,145       $   16,878     $   30,717
     Fees from
          affiliates                  755,951          757,567        754,294
                                   ----------        ---------       --------
          Total revenue               774,096          774,445        785,011
                                   ----------        ---------       --------
Expenses:
     General and
          administrative
          expenses                    195,148          138,425        644,640
     Interest expense                 257,162          260,293        313,032
                                   ----------        ---------      ---------
          Total expenses              452,310          398,718        957,672
                                   ----------        ---------      ---------
Earnings (loss)
     before income
     taxes, and earnings of
     subsidiaries                     321,786          375,727       (172,661)

Income tax expense                   (114,346)        (124,256)       (26,112)
                                    ---------       ----------      ---------
Equity in earnings
     of subsidiaries                  563,789        1,057,470      1,435,918
                                    ---------       ----------     ----------
Net earnings                        $ 771,229       $1,308,941     $1,237,145
                                    =========       ==========     ==========


See accompanying notes to parent company only financial statements.

                                                     Schedule II (Continued)

                         SECURITY NATIONAL FINANCIAL CORPORATION
                                   (Parent Company Only)
                                 Statements of Cash Flow


                                              Year Ended December 31,
                                     1998               1997            1996
Cash flows from
     operating activities:
     Net earnings                $  771,229          $1,308,941     $1,237,145
Adjustments to
        reconcile net earnings
        to net cash provided
        by (used in)
        operating activities:
        Depreciation and
            amortization              4,655             10,644          24,953
        Undistributed earnings
            of affiliates          (563,789)        (1,057,470)     (1,435,918)
        Provision for
            income taxes            114,346            124,254         (99,514)
     Change in assets and
        liabilities:
        Accounts receivable         (90,600)            86,403         103,006
        Other assets                   (396)               202             (74)
        Accounts payable and
            accrued expenses          4,697             31,046         431,735
        Other liabilities           263,926            (43,732)         (7,134)
                                  ---------          ---------       ---------
Net cash provided by
     operating activities           504,068            460,288         254,199

Cash flows from investing
     activities:
     Purchase of short-term
        investments                 (11,737)           (96,039)       (212,051)
     Proceeds from sale of
        short term investments        --                91,750         208,000
     Note receivable from
        affiliate                (1,000,000)              --              --
     Investment in
        subsidiaries             (5,250,000)           (75,000)        121,002
                                -----------          ---------      ----------
Net cash (used in)
     provided by
     investing activities        (6,261,737)           (79,289)        116,951

Cash flows from financing
     activities:
     Proceeds from advances
        from affiliates            200,000               --              --
     Payments of advances
        to affiliates             (200,000)              --              --
     Payments of notes and
        contracts payable         (398,353)           (386,799)       (410,271)
     Purchase of treasury
        stock                       --                   --             (1,000)
     Sale of treasury stock         --                  44,994            --
     Proceeds from borrowings
        on notes and
        contracts payable        6,246,400               --               --
Net cash (used in)
     provided by
     financing activities        5,848,047            (341,805)       (411,271)
                               -----------          ----------       ---------
Net change in cash                  90,378              39,194         (40,121)
Cash at beginning of year           28,353             (10,841)         29,280
                               -----------          ----------       ---------
Cash at end of year            $   118,731          $   28,353     $   (10,841)
                               ===========          ==========     ===========

See accompanying notes to parent company only financial statements.

                                                       Schedule II (Continued)

                          SECURITY NATIONAL FINANCIAL CORPORATION
                     Notes to Parent Company Only Financial Statements


1) Bank Loans Payable

     Bank loans payable are summarized as follows:

                                                         December 31,
                                                   1998               1997
     $6,250,000 revolving line
     of credit at bank prime
     rate less 1%, (6.75% at
     December 31, 1998) interest
     only to December 1999
     thereafter interest and
     principal, collateralized by
     15,000 shares of Security
     National Life Insurance
     Company  stock, due December
     2005                                       $6,246,400             --

     Bank prime rate plus 1/2%
     (8.25% at December 31,
     1998) note payable in
     monthly installments
     of $36,420 including
     principal and interest,
     collateralized by 15,000
     shares of Security
     National Life stock, due
     December 1999.                               1,974,898         2,221,394
                                                 ----------       -----------
          Total bank loans                        8,221,298         2,221,394

        Less current installments                 2,358,684           245,041
                                                -----------        ----------
        Bank loans, excluding
          current installments                   $5,862,614        $1,976,353
                                                 ==========        ==========


2)  Notes and Contracts Payable

     Notes and contracts are summarized as follows:

                                                          December 31,
                                                    1998               1997
     10 year notes due April 16, 1999,
        1% over U.S. Treasury 6 month
        bill rate                                $ 28,187           $ 28,187

     Due to former stockholders of
        Civil Service Employees Life
        Insurance Company resulting from
        the acquisition of such entity.
        7% note payable in seven annual
        principal payments of $151,857
        due December 2003                         607,429            759,286

     Other                                          1,275              1,275
                                                 --------          ---------
     Total notes and contracts                    636,891            788,748
     Less current installments                    181,319            181,319
                                                 --------           --------
     Notes and contracts,
        excluding current
        installments                             $455,572           $607,429
                                                 ========           ========

                        SECURITY NATIONAL FINANCIAL CORPORATION
                   Notes to Parent Company Only Financial Statements


The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

            1999                                               $2,540,003
            2000                                                  968,023
            2001                                                1,026,502
            2002                                                1,089,172
            2003                                                1,004,473
            Thereafter                                          2,230,016
                                                               ----------
            Total                                              $8,858,189
                                                               ==========

3)  Advances from Affiliated Companies

                                                          December 31,
                                                    1998                1997
            Non-interest bearing advances
                  from affiliates:
            Cemetery and Mortuary
               subsidiary                        $1,126,527         $1,126,527
            Mortgage subsidiary                      --                200,000
            Life Insurance subsidiary               654,591            454,591
                                                 ----------         ----------
                                                 $1,781,118         $1,781,118
                                                 ==========         ==========

4)  Dividends

No dividends have been paid to the registrant for each of the last three years by any subsidiaries.

                                                           Schedule IV

                          SECURITY NATIONAL FINANCIAL CORPORATION
                                     AND SUBSIDIARIES

                                        Reinsurance

                                                                 Percentage
                                  Ceded to    Assumed             of Amount
                      Direct       Other     from Other    Net    Assumed
                      Amount     Companies   Companies    Amount   to Net
1998
Life Insurance
 in force ($000)   $1,554,286    $352,777     $569,448    $1,770,957  32.15%
                   ==========    ========     ========    ==========  =====
Premiums:
Life Insurance     $5,544,015   $ 251,271     $161,562    $5,454,306   2.96%
Accident and
 Health Insurance     371,585      22,924        4,905       353,566   1.39%
                   ----------   ---------     --------    ----------   ----
   Total premiums  $5,915,600   $ 274,195     $166,467    $5,807,872   2.87%
                   ==========   =========     ========    ==========   ====
1997
Life Insurance
 in force ($000)   $  602,652   $  61,629     $ 46,254    $  587,277   7.88%
                   ==========   =========     ========    ==========   ====
Premiums:
Life Insurance     $5,575,024    $237,830     $276,086    $5,613,280   4.92%
Accident and
 Health Insurance     426,529      25,367        6,953       408,115   1.70%
   Total premiums  $6,001,553    $263,197     $283,039    $6,021,395   4.70%

1996
Life Insurance
 in force ($000)   $  493,705    $ 73,822      $ 52,508    $  472,391   11.12%
                   ==========    ========      ========    ==========   =====
Premiums:
Life Insurance     $5,135,007    $315,967      $310,378    $5,129,418    6.05%
Accident and
 Health Insurance     473,807      41,895         6,920       438,832    1.58%
                   ----------    --------      --------    ----------   -----
   Total premiums  $5,608,814    $357,862      $317,298    $5,568,250    5.70%
                   ==========    ========      ========    ==========   =====

                                                                Schedule V

                            SECURITY NATIONAL FINANCIAL CORPORATION
                                       AND SUBSIDIARIES
                               Valuation and Qualifying Accounts


                              Balance     Additions     Deductions,  Balance
                                at         Charged      Disposals      at
                             Beginning     to Costs        and        End of
                              of Year    and Expenses    Write-offs   Year

For the Year Ended December 31, 1998
------------------------------------
Accumulated depreciation
  on real estate                 $2,049,346   $332,411   $    (883) $2,380,874
Accumulated depreciation on
  property, plant and equipment   4,728,036    584,755        --     5,312,791

Allowance for doubtful accounts   1,679,090    175,750    (278,172)  1,576,668


For the Year Ended December 31, 1997
------------------------------------
Accumulated depreciation
  on real estate                 $1,868,187   $300,058   $(118,899) $2,049,346

Accumulated depreciation on
  property, plant and equipment   4,218,591    515,919      (6,474)  4,728,036

Allowance for doubtful accounts   1,862,599    129,502    (313,011)  1,679,090


For the Year Ended December 31, 1996
------------------------------------
Accumulated depreciation
  on real estate                $1,560,107   $308,080   $    --     $1,868,187

Accumulated depreciation on
  property, plant and equipment  3,313,032    905,559        --      4,218,591

Allowance for doubtful accounts  2,311,450   197,239     (646,090)   1,862,599


Item 9.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure
------------------------------------
None
                              PART III

Item 10. Directors and Executive Officers
------------------------------------------
The Company's Board of Directors consist of nine persons, six of whom are not employees of the Company. All the Directors of the Company are also directors of its subsidiaries. There is no family relationship between or among any of the directors, except that Scott M. Quist is the son of George R. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.

                                                            Position(s)
     Name               Age      Director Since          with the Company
-----------------     ------    ----------------        ------------------
George R. Quist(2)      78       October 1979            Chairman of the
                                                         Board, President
                                                         and Chief
                                                         Executive
                                                         Officer

William C. Sargent(2)   70       February 1980           Senior Vice
                                                         President,
                                                         Secretary and
                                                         Director

Scott M. Quist(1)       45       May 1986                First Vice
                                                         President,
                                                         General Counsel,
                                                         Treasurer and
                                                         Director
Charles L.
  Crittenden(2)        79        October 1979            Director

Sherman B. Lowe(2)     84        October 1979            Director

R.A.F. McCormick(1)    85        October 1979            Director

H. Craig Moody(1)      45        September 1995          Director

Norman Wilbur(2)       60        October 1998            Director

Robert G. Hunter(2)    39        October 1998            Director


(1)      These directors were elected by the holders of Class
         A Common Stock voting as a class by themselves.
(2)      These directors were elected by the holders of Class
         A and Class C Common Stock voting together.

Committees of the Board of Directors include an executive committee, on which Messrs. George Quist, Scott Quist,
Sargent and Moody serve; an audit committee, on which Messrs. Crittenden, Lowe, Moody, and Wilbur serve; and a
Compensation committee, on which Messrs. Crittenden, Lowe and George Quist serve.

The following is a description of the business experience of each of the directors.

George R. Quist, age 78, has been Chairman of the Board,
President and Chief Executive Officer of the Company since
October 1979.  Mr. Quist is also Chairman of the Board,
President and Chief Executive Officer of Southern Security
Life Insurance Company and has served in this position since December 1998. From 1960 to 1964, he was Executive
Vice President and Treasurer of Pacific Guardian Life
Insurance Company. From 1946 to 1960, he was an agent, District Manager and Associate General Agent for various insurance companies. Mr. Quist also served from 1981 to 1982 as the President of The National Association of Life
Companies, a trade association of 642 life insurance companies, and from 1982 to 1983 as its Chairman of the Board.

William C. Sargent, age 70, has been Senior Vice President of the Company since 1980, Secretary since October 1993, and a director since February 1980. Mr. Sargent is also
Senior Vice President, Secretary and Director of Southern
Security Life Insurance Company and has served in this position since December 1998. Prior to that time, he was employed by Security National as a salesman and agency superintendent.

Scott M. Quist, age 45, has been General Counsel of the
Company since 1982, First Vice President since December
1990, Treasurer since October 1993, and a director since
May 1986.  Mr. Quist is also First Vice President,
Treasurer and General Counsel and Director of Southern
Security Life Insurance Company and has served in this position since December 1998. From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas. From 1986 to 1991, he was treasurer and director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies. Mr.
Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance. Mr. Quist has also served as a regional director of Key Bank of Utah since November 1993. Mr. Quist is currently a director and vice president of the National Alliance of Life Companies, a trade association of over 200 life companies.

Charles L. Crittenden, age 79, has been a director of the Company since October 1979. Mr. Crittenden is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. Mr.
Crittenden has been sole stockholder of Crittenden Paint &
Glass Company since 1958. He is also an owner of Crittenden Enterprises, a real estate development company and Chairman of the Board of Linco, Inc.

Sherman B. Lowe, age 84, has been a director of the Company since October 1979. Mr. Lowe is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. Mr. Lowe was formerly
President and Manager of Lowe's Pharmacy for over 30 years.
He is now retired. He is an owner of Burton-Lowe Ranches, a general partnership.

R.A.F. McCormick, age 85, has been a director of the Company since October 1979. Mr. McCormick is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. He is a past Vice President of Sales for Cloverclub Foods. He is now retired.

H. Craig Moody, age 45, has been a director of the Company since September 1995. Mr. Moody is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. Mr. Moody is owner of Moody & Associates, a political consulting and real estate company. He is a former Speaker and House Majority Leader of the House of Representatives of the State of Utah.

Norman Wilbur, age 60, has been a director of the Company since October 1998. Mr. Wilbur is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. Mr. Wilbur worked for J.C. Penny's regional offices in budget and analysis. His final position was Manager of Planning and Reporting for J.C. Penny's stores. After 36 years with J.C. Penny's he took an option of an early retirement in 1997. Mr. Wilbur is a past board member of a homeless organization in Plano, Texas.

Robert G. Hunter, M.D., age 39, has been a director of the Company since October 1998. Dr. Hunter is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. Dr. Hunter is currently a practicing physician in private practice. Dr.
Hunter created the State Wide E.N.T. Organization (Rocky
Mountain E.N.T., Inc.) where he is currently a member of the Executive Committee. He is Chairman of Surgery at
Cottonwood Hospital, a delegate to the Utah Medical
Association and a delegate representing Utah to the American Medical Association, and a member of several medical advisory boards.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company (the business biographies set forth above):

    Name                 Age                    Title
George R. Quist(1)       78       Chairman of the Board, President
                                  and Chief Executive Officer
William C. Sargent       70       Senior Vice President and Secretary
Scott M. Quist(1)        45       First Vice President, General
                                  Counsel and Treasurer


(1)George R. Quist is the father of Scott M. Quist.

The Board of Directors of the Company has a written procedure which requires disclosure to the board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof has had any transactions with the Company or its subsidiaries during 1998 or 1997 other than employment arrangements as described above, and the loan made to George R. Quist on April 29, 1998. See "Item 13. Certain Relationships and
Related Transactions."

Each of the Directors of the Company are directors of Southern Security Life Insurance Company, which has a class of equity securities registered under the Securities
Exchange Act of 1934. In addition, Scott M. Quist is a director of Key Bank of Utah. All directors of the Company hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.


Item 11.  Executive Officer Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by George R. Quist, the Company's
President and Chief Executive Officer, and all other executive officers (collectively, the "Named Executive Officers") at December
31, 1998 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 1998.

                                     Summary Compensation Table


                                                                  Other
                                                                 Annual
Name and                                                         Compen-
Principal Position             Year    Salary($)     Bonus($)    sation($)(2)
-------------------          ------   ---------     --------     ------------
George R. Quist (1)
  Chairman of the Board,      1998     $137,454      $20,200      $2,400
   President and Chief        1997      118,508       16,833       2,400
  Executive Officer           1996      109,127       15,303       2,400

William C. Sargent
  Senior Vice President,      1998      130,329       17,325       4,500
  Secretary and               1997      108,685       16,500       4,500
  Director                    1996      103,915       15,000       4,500

Scott M. Quist (1)
 First Vice President,        1998      119,025       18,770       7,200
  General Counsel             1997      103,215       17,875       7,200
  Treasurer and Director      1996       96,192       16,250       7,200


Item 11.  Executive Officer Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by George R. Quist, the Company's
President and Chief Executive Officer, and all other executive officers (collectively, the "Named Executive Officers") at December
31, 1998 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 1998.

                                 Summary Compensation Table

                            Annual Compensation      Long-Term Compensation

                          Restricted    Securities      Long-Term All Other
Name and                    Stock       Underlying      Incentive Compen-
Principal Position   Year  Awards($)   Options/SARs(#)  Payout($) sation($)(3)
------------------  -----  --------   ---------------  ---------  ------------
George R. Quist (1)
  Chairman of
   the Board,         1998     $0         50,000            $0       $12,084
   President and
   Chief              1997      0         50,000             0        11,094
   Executive Officer  1996      0              0             0         8,218

William C. Sargent
  Senior Vice
   President,         1998      0         45,000             0         5,286
  Secretary and       1997      0         45,000             0         5,224
  Director            1996      0              0             0         4,320

Scott M. Quist (1)
 First Vice
  President,          1998      0         35,000             0         7,257
  General Counsel     1997      0         35,000             0         6,490
  Treasurer and
   Director           1996      0              0             0         4,497


  (1)   George R. Quist is the father of Scott M. Quist.

  (2) The amounts indicated under "Other Annual Compensation" for 1998 consist of payments related to the operation of automobiles by the Named Executive Officers. However, such payments do not include the furnishing of an automobile by the Company to George R. Quist, William C. Sargent and
Scott M. Quist nor the payment of insurance and property taxes with respect to the automobiles operated by the Named Executive Officers.

  (3) The amounts indicated under "All Other Compensation" for 1998 consist of (a) amounts contributed by the Company into a trust for the benefit of the Named Executive
Officers under the Employee Stock Ownership Plan (for fiscal 1998, such amounts were George R. Quist, $6,803; William C. Sargent, $3,547; and Scott M. Quist, $6,620);
(b) matching contributions made by the Company pursuant to the 401(k) Retirement Savings Plan in which all matching contributions are invested in the Company's Class A Common Stock (for fiscal 1998, such amounts were George R. Quist, $-0-; William C. Sargent, $1,102; and Scott M. Quist, $-0-;
(c) insurance premiums paid by the Company with respect to a group life insurance plan for the benefit of the Named Executive Officers (for fiscal 1998, $1,911 was paid for all Named Executive Officers as a group, or $637 each for George R. Quist, William C. Sargent and Scott M. Quist);
and (d) life insurance premiums paid by the Company for the benefit of the family of George R. Quist ($4,644). The amounts under "All Other Compensation" do not include the no interest loan in the amount of $172,000 that the Company made to George R. Quist on April 29, 1998, to exercise stock options. See "Item 13 Certain Relationships and Related Transactions".

The following table sets forth information concerning the exercise of options to acquire shares of the Company's
Common Stock by the Named Executive Officers during the fiscal year ended December 31, 1998, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 1998.

Aggregated Option/SAR Exercised in Last Fiscal Year and
Fiscal Year-End Option/SAR Values

                                             Number of
                                             Securities
                                             Underlying          Value of
                                             Unexercised       Unexercised
                                             Options/SARs      In-the-Money
                                                 at           Options/SARs at
                                              December 31,     December 31,
                                                1998(#)          1998

              Shares
            Acquired
               on
            Exercise    Value        Exercis-    Unexer-  Exercis-  Unexer-
Name           (#)     Realized       able       cisable    able    cisable
-----     ----------   --------   ----------    ---------  -------  --------
George R.
  Quist     63,814     $67,303     209,728          0        $0          $0
William C.
  Sargent        0          $0     180,715          0        $0          $0
Scott M.
  Quist          0          $0      75,338          0        $0          $0


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

All persons who have completed at least one year's service with the Company and satisfy other plan requirements are eligible to participate in the 401(k) plan. All Company matching contributions are invested in the Company's Class
A Common Stock.  The Company's matching contributions for
1998, 1997, and 1996 were approximately $7,000, $-0-, and
$50,000 respectively. The trustees under the 401(k) plan are Messrs. Sherman B. Lowe, Scott M. Quist and William C.
Sargent.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the "Ownership Plan") for the benefit of career employees of the Company and its subsidiaries.
The following is a description of the Ownership Plan, and is qualified in its entirety by the Ownership Plan, a copy of which is available for inspection at the Company's offices.

Under the Ownership Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the Ownership Plan.
Employees become eligible to participate in the Ownership
Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,040 hours of service). The Company's contributions under the Ownership
Plan are allocated to eligible employees on the same ratio that each eligible employee's compensation bears to total compensation for all eligible employees during each year.
To date, the Ownership Plan has approximately 98 participants and had contributions payable to the Plan in 1998 of $59,613. Benefits under the Ownership Plan vest as follows: 20% after the third year of eligible service by an employee, an additional 20% in the fourth, fifth, sixth and seventh years of eligible service by an employee.

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

The Plan terminated in 1997 and options granted are non-transferable. The Plan permits the holder of the option to elect to receive cash, amounting to the difference between the option price and the fair market value of the stock at the time of the exercise, or a lesser amount of stock without payment, upon exercise of the option.

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

The 1993 Plan is to be administered by the Board of Directors or by a committee designated by the Board. The terms of options granted or stock awards or sales effected under the 1993 Plan are to be determined by the Board of Directors or its committee. The Plan provides that if the shares of Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of Common Stock as a stock dividend on its outstanding Common Stock, the number of shares of Common Stock deliverable upon the exercise of Options shall be increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend.
In addition, the number of shares of Common Stock reserved for purposes of the Plan shall be adjusted by the same proportion. No options may be exercised for a term of more than ten years from the date of grant.

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


Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth security ownership information of the Company's
Class A and Class C Common Stock as of March 20, 1999, (i) for persons who own beneficially more than 5% of the Company's outstanding Class A or Class C
Common Stock, (ii) each director of the Company, and (iii) for all executive officers and directors of the Company as a group.


                                                                               Class A
                               Class A               Class C                 and Class C
                             Common Stock          Common Stock              Common Stock
                         Amount                   Amount               Amount
Name and Address of   Beneficially   Percent   Beneficially  Percent Beneficially     Percent
Beneficial Owner         Owned       of Class     Owned      of Class  Owned          of Class
-------------------  -------------  ---------  ------------  --------  ------        ----------
George R. Quist (1)(2)
4491 Wander Lane
Salt Lake City,
  Utah 84124           130,812        3.3        208,059       3.9       338,871        3.6

George R. and Shirley C.
Quist Family
  Partnership, Ltd.(6)
4491 Wander Lane
Salt Lake City,
  Utah 84124           311,782        7.9      2,504,040      46.5     2,815,822       30.2

Employee Stock
  Ownership Plan (4)
5300 S. 360 W., Suite 250
Salt Lake City,
  Utah 84123           597,081       15.2      1,158,903       21.5    1,755,984        18.9

William C. Sargent (1)(2)(3)
4974 Holladay Blvd.
Salt Lake City,
  Utah 84117            83,399        2.1        279,320        5.2      362,719         3.9

Scott M. Quist (3)
7 Wanderwood Way
Sandy, Utah 84092       87,667        2.2         65,306        1.2      152,973         1.6

Charles L. Crittenden
248 - 24th Street
Ogden, Utah 84404        1,515         *         178,811        3.3      180,326         1.9



                                                                          Class A
                                 Class A                 Class C         and Class C
                               Common Stock            Common Stock      Common Stock
                         Amount                  Amount             Amount
Name and Address of   Beneficially  Percent  Beneficially Percent Beneficially   Percent
Beneficial Owner        Owned       of Class     Owned    of Class  Owned       of Class
-------------------  -----------  ---------- -----------  -------- ----------  ----------
Sherman B. Lowe (3)
2197 South 2100 East
Salt Lake City,
  Utah 84109            21,255          *         195,416        3.6     216,671     2.3

R.A.F. McCormick (1)
400 East Crestwood Road
Kaysville, Utah 84037   10,193          *         101,953        1.9     112,146     1.2

H. Craig Moody
1782 East Faunsdale Dr.
Sandy, Utah 84092          560          *           -0-           *          560      *

Norman G. Wilbur
2520 Horseman Drive
Plano, Texas 75025         294          *           -0-           *          294      *

Robert G. Hunter
#2 Ravenwood Lane
Sandy, Utah 84092         -0-           *           -0-           *          -0-      *

Associated Investors (5)
5300 S. 360 W. Suite 250
Salt Lake City,
  Utah 84123            79,251        2.0      489,227          9.1      568,478     6.1

All directors and
  executive officers
  (9 persons)          647,477       16.5    3,532,905         65.6    4,180,382    44.9


 *   Less than one percent

 (1) Does not include 597,081 shares of Class A Common Stock and 1,158,903 shares of Class C Common Stock owned by the Company's Employee Stock Ownership Plan (ESOP), of which George R. Quist, William C. Sargent and R.A.F. McCormick are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

  (2) Does not include 79,251 shares of Class A Common Stock and 489,227 shares of Class C Common Stock owned by Associated Investors, a Utah general partnership, of which these individuals are the managing partners and, accordingly, exercise shared voting and investment powers with respect to such shares.

  (3) Does not include 40,869 shares of Class A Common Stock owned by the Company's 401(k) Retirement Savings Plan, of which William C. Sargent, Scott M. Quist and Sherman B.
Lowe are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

  (4)   The trustees of the Employee Stock Ownership Plan
(ESOP) are George R. Quist, William C. Sargent and R.A.F.
McCormick, who exercise shared voting and investment powers.

  (5) The managing partners of Associated Investors are George R. Quist and William C. Sargent, who exercise shared voting and investment powers.

  (6)   This stock is owned by the George R. and Shirley C.
Quist Family Partnership, Ltd., of which Mr. Quist is the general partner.

  The Company's officers and directors, as a group, own beneficially approximately 44.9% of the outstanding shares of the Company's Class A and Class C Common Stock.

Item 13.  Certain Relationships and Related Transactions

The Company has made a loan in the amount of $172,000 to George R. Quist, the Company's President and Chief
Executive Officer, without requiring the payment of any interest. The loan was made under a Promissory Note dated
April 29, 1998 in order for Mr. Quist to exercise stock options which were granted to him under the 1993 Plan. No installment payments are required under the terms of the note, but the note must be paid in full as of May 1, 2000.
Mr. Quist has the right to make prepayments on the note at any time. As of March 31, 1999, the outstanding balance of the note was $123,800. The loan was approved by the Company's directors on March 12, 1999, with Mr. Quist abstaining, at a Special Meeting of the Board of Directors.

The Company's Board of Directors has a written procedure which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof, has engaged in any business transactions with the Company or its subsidiaries during 1997 or 1998 other than as described herein.

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

     10.A. Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)

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

        E.       Loan and Security Agreement with Key Bank of Utah
                 (4)

        F.       General Pledge Agreement with Key Bank of Utah (4)

        G.       Note Secured by Purchase Price Deed of Trust and
                 Assignment of Rents with the Carter Family Trust and the Leonard M. Smith Family Trust (5)

        H. Deed of Trust and Assignment of Rents with the Carter Family Trust and the Leonard M. Smith
                 Family Trust (5)

        I.       Promissory Note with Page and Patricia Greer (6)

        J.       Pledge Agreement with Page and Patricia Greer (6)

        K.       Promissory Note with Civil Service Employees
                 Insurance Company (7)

        L.       Deferred Compensation Agreement with William C.
                 Sargent (8)

        M.       Employment Agreement with Scott M. Quist. (8)

        N.       Acquisition Agreement with Consolidare
                 Enterprises, Inc., and certain shareholders of Consolidare. (9)

        O.       Agreement and Plan of Merger between Consolidare
                 Enterprises, Inc., and SSLIC Holding Company. (10)

        P.       Administrative Services Agreement with Southern
                 Security Life Insurance Company. (11)

        Q.       Promissory Note with George R. Quist.

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

                (5) Incorporated by reference from Annual Report on Form 10K, as filed on March 31, 1995.

                (6) Incorporated by reference from Report on Form 8-K, as filed on May 1, 1995.

                (7) Incorporated by reference from Report on Form 8-K, as filed on January 16, 1996.

                (8) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1998.

                (9) Incorporated by reference from Report on Form 8-K, as filed on May 11, 1998.

              (10) Incorporated by reference from Report on Form 8-K, as filed on January 4, 1999.

              (11) Incorporated by reference from Report on Form 8-K, as filed on March 4, 1999.

     21.         Subsidiaries of the Registrant

     27.         Financial Data Schedule

     (b)         Reports on Form 8-K:

            No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

                                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SECURITY NATIONAL FINANCIAL CORPORATION


Dated:  April 14, 1999                              By: George R. Quist,
                                                        Chairman of the Board,
                                                        President and Chief
                                                        Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated:

SIGNATURE                          TITLE                           DATE
George R. Quist                Chairman of the               April 14, 1999
                               Board, President
                               and Chief Executive
                               Officer and (Principal
                               Executive Officer)

Scott M. Quist                 First Vice                     April 14, 1999
                               President, General
                               Counsel and
                               Treasurer and
                               Director (Principal
                               Financial and
                               Accounting Officer)

William C. Sargent             Senior Vice                    April 14, 1999
                               President, Secretary
                               and Director

Charles L. Crittenden          Director                       April 14, 1999

Sherman B. Lowe                Director                       April 14, 1999

R.A.F. McCormick               Director                       April 14, 1999

H. Craig Moody                 Director                       April 14, 1999

Norman G. Wilbur               Director                       April 14, 1999

Robert G. Hunter               Director                       April 14, 1999

                                           Washington, D.C. 20549
                                                 FORM 10-K
                                        Year Ended December 31, 1998

                                  SECURITY NATIONAL FINANCIAL CORPORATION
                                      Commission   File No. 0-9341

                                           E X H I B I T S

                                                       Exhibit Index



Exhibit No.                  Document Name
10.R        Promissory Note with George R. Quist

21.         Subsidiaries of the Registrant

27.         Financial Data Schedule

                                 EXHIBIT 10(R)

                       Promissory Note with George R. Quist

                                          Note

$172,000.00            April 29, 1998

George R. Quist
4491 Wander Lane
Salt Lake City, Utah 84124


     1. Borrower's Promise to Pay. In return for the loan that I have received, I promise to pay the sum of One Hundred Seventy Two Thousand Dollars ($172,000.00) (this amount is called the "principal") to the order of the Lender. The
Lender is Security National Financial Corporation. I understand that the Lender may transfer this Note. The
Lender or anyone who takes this Note by transfer and who is entitled to receive payments under this Note is called the "Note Holder".

     2. Interest. There will be no interest for this loan.

     3. Payments. No monthly payments will be required under this Note. If, on May 1, 2000, I still owe amounts under this Note, I will pay those amounts in full on that date, which is called the "Maturity Date". I will make my payments at 5300 South 360 West, Suite 200, Salt Lake City, Utah 84123, or at a different place if required by the Note Holder. Payments can be made through the United States mails.

     4. Borrower's Right to Repay. I have the right to make payments of principal at any time before they are due. A payment of principal only is known as a "prepayment". When I make a prepayment, I will tell the Note Holder in writing that I am doing so. I may make a full prepayment or partial prepayments without paying any prepayment charge. The Note Holder will use all of my prepayments to reduce the amount of principal that I owe under this Note. If I make a partial prepayment, there will be no changes in the due date unless the Note Holder agrees in writing to those changes.

     5. Loan Charges. If a law, which applies to this loan and which sets maximum loan charges, is finally interpreted so that the interest or other loan charges collected or to be collected in connection with this loan exceed the permitted limits, then: (i) any such loan charge shall be reduced by the amount necessary to reduce the charge to the permitted limit; and (ii) any sums already collected from me which exceeded permitted limits will be refunded to me. The Note Holder may choose to make this refund by reducing the principal I owe under this Note or by making a direct payment to me. If a refund reduces principal, the reduction will be treated as a partial prepayment.

     6. Giving of Notices. Unless applicable law requires a different method, any notice that must be given to me under this Note will be given by delivering it or by mailing it by first class mail to me at the Property Address above or at a different address if I give the Note Holder a notice of my different address. Any notice that must be given to the Note Holder under this Note will be given by mailing it by first class mail to the Note Holder at the address stated in
Section 3 above or at a different address if I am given a notice of that different address.

   7. Waivers. I and any other person who has obligations under this Note waive the rights of presentment and notice of dishonor. "Presentment" means the right to require the Note Holder to demand payment of amounts due. "Notice of Dishonor" means the right to require the Note Holder to give notice to other persons that amounts due have not been paid.

WITNESS THE HAND OF THE UNDERSIGNED.



__________________________________________
George R. Quist

                                  EXHIBIT 21

                       Subsidiaries of Security National
                            Financial Corporation
                            as of March 31, 1998

                                 Exhibit 21


Subsidiaries of Security National Financial Corporation
(as of March 31, 1999)

            Security National Life Insurance Company

            Security National Mortgage Company

            Memorial Estates, Inc.

            Memorial Mortuary

            Paradise Chapel Funeral Home, Inc.

            California Memorial Estates, Inc.

            Cottonwood Mortuary, Inc.

            Deseret Memorial, Inc.

            Holladay Cottonwood Memorial Foundation

            Holladay Memorial Park, Inc.

            Camelback Sunset Funeral Home, Inc.

            Greer-Wilson Funeral Home, Inc.

            Crystal Rose Funeral Home, Inc.

            Hawaiian Land Holdings

            Consolidare Enterprises, Inc.

            Insuradyne Corporation

            Southern Security Life Insurance Company

                                Exhibit 27

                        Financial Data Schedule