Form 10-Q
period 1999-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 1999-05-20
CIK 318673

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.

                          FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999          Commission File Number: 0-9341



           SECURITY NATIONAL FINANCIAL CORPORATION
                  Exact Name of Registrant.


           UTAH                              87-0345941
--------------------------------        ---------------------
(State or other jurisdiction             IRS Identification Number
of incorporation or organization)

5300 South 360 West, Salt Lake City, Utah        84123
------------------------------------------    -----------
(Address of principal executive offices)      (Zip Code)



Registrant's telephone number, including Area Code        (801) 264-1060
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

                     YES  XX         NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $2.00 par value        3,924,337
--------------------------------------     -----------------
      Title of Class                       Number of Shares
                                           Outstanding as of
                                           March 31, 1999

Class C Common Stock, $.20 par value        5,387,567
------------------------------------       ------------------
      Title of Class                       Number of Shares
                                           Outstanding as of
                                           March 31, 1999

  SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                          FORM 10Q

                QUARTER ENDED MARCH 31, 1999

                      TABLE OF CONTENTS


               PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                            Page No.

      Consolidated Statements of Earnings -
      Three months ended March 31, 1999 and 1998 . . . . . .3

      Consolidated Balance Sheets - March 31, 1999
      and December 31, 1998. . . . . . . . . . . . . . . . .4

      Consolidated Statements of Cash Flows -
      Three months ended March 31, 1999 and 1998 . . . . . .6

      Notes to Consolidated Financial
      Statements . . . . . . . . . . . . . . . . . . . . .7-9


Item 2     Management's Discussion and Analysis. . . . .10-14

Item 3     Quantitative and Qualitative Disclosure
           of Market Risk. . . . . . . . . . . . . . . . . 13

                 PART II - OTHER INFORMATION

      Other Information. . . . . . . . . . . . . . . . .15-16

      Signature Page . . . . . . . . . . . . . . . . . . . 17


                          SECURITY NATIONAL FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF EARNINGS
                                        (Unaudited)


                                              Three Months Ended March 31,
                                        1999                               1998
Revenues:
--------
Insurance premiums and
  other considerations                $3,349,416                 $ 1,558,065
Net investment income                  2,541,565                   1,844,154
Net mortuary and cemetery sales        2,355,618                   2,439,292
Realized gains on investments
  and other assets                       169,693                      36,046
Mortgage fee income                    3,101,402                   1,903,946
Other                                     36,920                      25,922
                                     -----------                 -----------
  Total revenue                       11,554,614                   7,807,425

Benefits and expenses:
Death benefits                           990,810                     510,348
Surrenders and other policy benefits   1,213,139                     299,489
Increase in future policy benefits       842,179                     754,390
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                   1,304,553                     296,527
General and administrative expenses:
  Commissions                          2,426,101                   1,554,933
  Salaries                             1,790,153                   1,263,270
  Other                                1,943,659                   1,658,126
Interest expense                         261,262                     185,298
Cost of goods and services sold
  of the mortuaries and cemeteries       736,831                     670,879
                                     -----------                 -----------
  Total benefits and expenses         11,508,687                   7,193,260
                                     -----------                 -----------

Earnings before income taxes              45,927                     614,165
Income tax (expense) benefit              11,981                    (135,255)
Minority interest in loss
  of subsidiary                           31,119                        --
                                    ------------                 ------------
  Net earnings                        $   89,027                 $   478,910
                                    ------------                 -----------

Net earnings per common share              $0.02                       $0.11
                                           =====                       =====

  Weighted average outstanding
    common shares                      4,463,094                   4,185,555

Net earnings per common
   share-assuming dilution                 $0.02                       $0.11
                                           =====                       =====
  Weighted average outstanding common shares
    assuming-dilution                  4,463,094                   4,185,555

See accompanying notes to
 consolidated financial statements.


                            SECURITY NATIONAL FINANCIAL CORPORATION
                                      AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS


                                    March 31, 1999                December 31,
                                      (Unaudited)                     1998
                                    ---------------               ------------
Assets:
-------
Insurance-related investments:
Fixed maturity securities
  held to maturity, at amortized cost  $42,756,213                 $44,984,882
Fixed maturity securities available
  for sale, at market                   28,129,196                  28,675,440
Equity securities available for sale,
  at market                              5,117,245                   5,146,059
Mortgage loans on real estate           13,709,351                  12,523,395
Real estate, net of accumulated
  depreciation                           8,000,755                   7,866,151
Policy, student and other loans         11,124,898                  11,493,637
Short-term investments                   6,223,759                  11,543,540
                                     -------------                ------------
    Total insurance-related
        investments                    115,061,417                 122,233,104
Restricted assets of
  cemeteries and mortuaries              4,184,036                   4,098,877
Cash                                     4,100,103                   6,670,996
Receivables:
  Trade contracts                        3,761,348                   4,011,722
 Mortgage loans sold to investors       20,817,752                  21,181,028
  Receivable from agents                 2,251,449                   1,944,449
  Receivable from officers                 123,800                     145,600
  Other                                    954,473                   2,603,243
                                      ------------                ------------
    Total receivables                   27,908,822                  29,886,042
  Allowance for doubtful accounts       (1,427,429)                 (1,576,668)
                                      ------------                ------------
  Net receivables                       26,481,393                  28,309,374
Policyholder accounts on deposit
  with reinsurer                         8,426,975                   8,518,571
Land and improvements held for sale      8,465,671                   8,405,725
Accrued investment income                1,764,450                   1,440,860
Deferred policy acquisition costs       10,474,934                  10,501,281
Property, plant and equipment, net      10,705,676                  10,682,085
Cost of insurance acquired              10,134,322                  10,462,446
Excess of cost over net assets
  of acquired subsidiaries               1,387,515                   1,414,910
Other                                      439,262                     526,918
                                      ------------                ------------
    Total assets                      $201,625,754                $213,265,147
                                      ============                ============

See accompanying notes to consolidated financial statements.

                            SECURITY NATIONAL FINANCIAL CORPORATION
                                       AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS (Continued)


                                    March 31, 1999            December 31,
                                      (Unaudited)                 1998
Liabilities:
------------
Future life, annuity, and other
  policy benefits                    $134,831,331             $134,899,870
Unearned premium reserve                2,294,690                2,565,968
Line of credit for financing
  of mortgage loans                     1,697,213                7,577,248
Bank loans payable                      7,420,250               11,909,980
Notes and contracts payable             3,345,573                3,399,272
Estimated future costs of
   pre-need sales                       6,432,457                6,376,651
Payable to endowment care fund            685,912                  540,504
Accounts payable                          793,391                1,321,559
Funds held under reinsurance
  treaties                              1,405,916                1,419,357
Other liabilities and accrued
   expenses                             3,840,866                3,787,385
Income taxes                            5,813,935                6,008,537
                                     ------------              -----------
    Total liabilities                 168,561,534              179,806,331

Minority interest                       6,473,651                6,778,557

Stockholders' Equity:
Common stock:
    Class A: $2 par value, authorized
      10,000,000 shares, issued 4,617,330
      shares in 1999 and 1998           9,234,660                9,234,660
    Class C: $0.20 par value, authorized
      7,500,000 shares, issued 5,446,595
      shares in 1999 and 1998           1,089,319                1,089,319
                                     ------------             ------------
Total common stock                     10,323,979               10,323,979
Additional paid-in capital              9,596,444                9,596,444
Accumulated other comprehensive income,
  net of deferred taxes                   902,397                1,081,113
Retained earnings                       7,563,809                7,474,783
Treasury stock at cost (692,993 Class
    A shares and 59,028 Class C shares
    in 1999 and 1998                   (1,796,060)              (1,796,060)
                                     ------------             ------------
Total stockholders' equity             26,590,569               26,680,259
                                     ------------             ------------
  Total liabilities and
     stockholders' equity            $201,625,754             $213,265,147
                                     ============             ============


See accompanying notes to consolidated financial statements.


                            SECURITY NATIONAL FINANCIAL CORPORATION
                                       AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)


                                              Three Months Ended March 31,
                                              1999                 1998
                                            ----------           --------
Cash flows from operating activities:
    Net cash provided by (used in)
      operating activities                 $ 2,800,657            $(4,341,206)

Cash flows from investing activities:
  Securities held to maturity:
    Purchase - fixed maturity securities         --                  (524,563)
    Calls and maturities - fixed
      maturity securities                    2,269,641              1,299,923
  Securities available for sale:
    Purchases - equity securities              (87,979)                  --
    Sales - equity securities                    --                    92,402
  Purchases of short-term investments       (4,333,270)            (1,158,545)
  Sales of short-term investments            9,653,051              2,200,000
  Purchases of restricted assets               (85,159)               (25,340)
  Mortgage, policy, and other loans made    (1,897,705)            (2,150,000)
  Payments received for mortgage,
    policy, and other loans                  1,073,459              1,282,791
  Purchases of property, plant,
     and equipment                            (187,740)              (382,022)
  Purchases of real estate                     179,343               (102,354)
  Disposal of property, plant
      and equipment                           (229,166)                 --
                                           -----------             -----------
        Net cash provided by
          investing activities               6,354,475                532,292

Cash flows from financing activities:
  Annuity receipts                           2,359,009                646,503
  Annuity withdrawals                       (3,661,570)              (965,212)
  Repayment of bank loans and
    notes and contracts payable             (4,543,429)              (196,108)
  Net change in line of credit
    for financing of mortgage loans         (5,880,035)             1,900,000
                                          ------------            -----------
  Net cash (used in) provided by
    financing activities                   (11,726,025)             1,385,183
                                          ------------            -----------
Net change in cash                          (2,570,893)            (2,423,731)

Cash at beginning of period                  6,670,996              3,408,179
                                          ------------            -----------
Cash at end of period                     $  4,100,103            $   984,448
                                          ============            ===========


See accompanying notes to consolidated financial statements.


SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
                       March 31, 1999
                         (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

2. Comprehensive Income

For the three months ended March 31, 1999 and 1998 total comprehensive income (loss) amounted to $(89,689) and $568,379, respectively.


SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
                       March 31, 1999
                         (Unaudited)


3. Capital Stock

In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                           Three Months Ended March 31,
                          1999                    1998
                      ----------              -----------
Numerator:
   Net income         $   89,027               $  478,910
                      ==========               ==========
Denominator:
   Denominator for
     basic earnings per
     share-- weighted-
     average shares    4,463,094                4,185,555

   Effect of
     dilutive securities:
     Employee stock
       options             --                       --
     Stock appreciation
       rights              --                      --
                      -----------             ------------

   Dilutive potential
     common shares        --                       --
                      ------------            ------------

   Denominator
     for diluted
     earnings per
     share-adjusted
     weighted-average
     shares and
     assumed
     conversions       4,463,094                4,185,555
                      ==========               ==========

   Basic earnings
     per share             $0.02                    $0.11
                           =====                    =====

   Diluted earnings
     per share             $0.02                    $0.11
                           =====                    =====

There are no dilutive effects on net income for purpose of this calculation.

4. Subsequent Events

The Company's subsidiary, Southern Security received $719,000 on
April 23, 1999 as partial settlement to a lawsuit filed by Southern Security against AEGON US and PFL Life Insurance Company.


                    SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                               Notes to Consolidated Financial Statements
                                             March 31, 1999
                                               (Unaudited)


5. Business Segment
   ----------------
                                   Life        Cemetery/
                                 Insurance     Mortuary   Mortgage
                                ----------   -----------  --------
For the Three Months Ended
     March 31, 1999
---------------------------
   Revenues from external
         customers            $  5,609,486   $ 2,543,302 $ 3,393,470
   Intersegment
         revenues                  482,687        --           --

   Segment profit                 (177,014)       53,326    (136,479)

   Identifiable
         assets                181,740,571    33,509,562   3,394,944

For the Three Months Ended
   March 31, 1998
--------------------------
   Revenues from external
         customers            $  3,026,623  $ 2,625,997  $ 2,151,521
   Intersegment
         revenues                  333,581        --           --

   Segment profit                  261,514      260,392       19,662




                 SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                            Notes to Consolidated Financial Statements
                                         March 31, 1999
                                           (Unaudited)


5. Business Segment
   ----------------
                                               Reconciling
                                Corporate         Items           Consolidated
                                 ---------    ------------        ------------
For the Three Months Ended
     March 31, 1999
--------------------------
   Revenues from external
         customers               $    8,356    $     --            $ 11,554,614
   Intersegment
         revenues                   957,851     (1,440,538)             --

   Segment profit                   306,094          --                  45,927

   Identifiable assets            3,029,159    (20,048,482)         201,625,754

For the Three Months Ended
   March 31, 1998
--------------------------

   Revenues from external
         customers                 $ 3,284      $     --           $  7,807,425
   Intersegment revenues           189,049        (522,630)              --

   Segment profit                   72,597            --                614,165


Item 2.  Management's Discussion and Analysis
         ------------------------------------
Overview

The Company's operations over the last several years generally reflect three trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies and interest sensitive products; (ii) emphasis on cemetery and mortuary business; and (iii) capitalizing on the strong economy in the western United States by originating and refinancing mortgage loans.

On December 17, 1998, the Company purchased all of the outstanding shares of common stock of Consolidare Enterprises, Inc., ("Consolidare") for a total cost of $12,248,194. Consolidare owns approximately 57.4% of the outstanding shares of common stock of Southern Security Life Insurance Company and all of the outstanding shares of stock of Insuradyne Corp.

The purchase of Consolidare, including its subsidiaries was accounted for using the purchase method of accounting. Thus the results of operations of the Company for the three months ended March 31, 1998 do not include the results of Consolidare. In the Management's Discussion and Analysis of the Results of Operations the results of Consolidare for the three months ended March 31, 1999 have been excluded. See table "Consolidated Statements of Earnings without Consolidare and Subsidiaries" at the end of Management's Discussion and Analysis which shows the effect of excluding the results of Consolidare for the three months ended March 31, 1999, including Consolidare total revenues increased by $3,748,000, or 48.0% to $11,555,000 for the three months ended March 31, 1999, from $7,807,000 for the three months ended March 31, 1998 and total expenses increased by $4,316,000, or 60.0% to $11,509,000 for the three months ended March 31, 1999, from $7,193,000 for the three months ended March 31, 1998. The results for Consolidare for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, since the Company has not yet realized many of the reduced costs of consolidation of administrative functions and the implementation of new computer systems.

Results of Operations

First Quarter of 1999 Compared to First Quarter of 1998

Total revenues increased by $1,286,000, or 16.5%, to $9,093,000 for the three months ended March 31, 1999, from $7,807,000 for the three months ended March 31, 1998. Contributing to this increase in total revenues was a $1,197,000 increase in mortgage fee income, a $134,000 increase in realized gains on investments and a $40,000 increase in insurance premiums and other considerations. These increases were partially offset by a $13,000 decrease in net investment income and an $83,000 decrease in net mortuary and cemetery sales.

Insurance premiums and other considerations increased by $40,000, or 2.6%, to $1,598,000 for the three months ended March 31, 1999, from $1,558,000 for the comparable period in 1998. This increase was primarily due to an increase in new business.

Net investment income decreased by $13,000, or .7%, to $1,831,000 for the three months ended March 31, 1999, from $1,844,000 for the comparable period in 1998. This decrease was attributable to a lower yield on the Company's investments.

Net mortuary and cemetery sales decreased by $83,000, or 3.4%, to $2,356,000 for the three months ended March 31, 1999, from $2,439,000 for the comparable period in 1998. This decrease was the result of a reduction in pre-need and at-need sales.

Mortgage fee income increased by $1,197,000, or 62.9%, to $3,101,000 for the three months ended March 31, 1999, from $1,904,000 for the comparable period in 1998. This increase was primarily attributable to more loan originations during the first quarter of 1999 due to the expansion of business activities in new geographic markets.

Total benefits and expenses were $9,024,000, or 99.2% of total revenues for the three months ended March 31 1999, as compared to $7,193,000, or 92.1% of total revenues for the comparable period in 1998.

Death benefits, surrenders and other policy benefits and increase in future policy benefits increased by $222,000, or 14.2%, to $1,786,000 for the three months ended March 31, 1999, from $1,564,000 for the comparable period in 1998. This increase was primarily the result of accumulative interest on policyholder funds and an increase in death claims.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $4,000, or 1.3%, to $293,000, for the three months ended March 31, 1999, from $297,000 for the comparable period in 1998. This decrease was in line with the actuarial assumptions.

General and administrative expenses increased by $1,471,000 or 32.9%, to $5,947,000 for the three months ended March 31, 1999, from $4,476,000 for the comparable period in 1998. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the first quarter of 1999 due to the expansion of its business activities in new geographic markets.

Interest expense increased by $76,000, or 41.0%, to $261,000 for the three months ended March 31, 1999, from $185,000 for the comparable period in 1998. This increase was primarily due to the additional bank borrowings required for the acquisition of Consolidare.

Cost of goods and services sold of the mortuaries and cemeteries increased by $66,000, or 9.8%, to $737,000 for the three months ended March 31, 1999, from $671,000 for the comparable period in 1998. This increase was primarily related to an increase in merchandise product prices.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $70,857,000 as of March 31, 1999 compared to $73,598,000 as of December 31, 1998. This represents 61% and 61% of the total insurance-related investments as of March 31, 1999 and December 31, 1998, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 1999, .65% ($460,000) and at December 31, 1998, .63% ($460,000) of the
Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 1999 and December 31, 1998, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $37,356,000 as of March 31, 1999 as compared to $41,990,000 as of December 31, 1998. Stockholders' equity as a percent of capitalization increased to 71% as of March 31, 1999 from 64% as of December 31, 1998.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1998 was 6.0% as compared to a rate of 11.7% for 1997. The 1999 lapse rate is approximately the same as 1998.

At March 31, 1999, $20,243,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiary cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

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

The Company's insurance operations have two different administrative systems for its insurance operations. The system used for Security National Life Insurance Company was converted to a Year 2000 compliant version in the fourth quarter of 1998. The Company expended approximately $52,000 for the conversion to this latest version. As part of the acquisition of Southern Security Life Insurance Company ("Southern Security"), the Company purchased a new system which is Year 2000 compliant. The Company successfully converted Southern Security's existing system to the new system on January 1, 1999. The Company paid in 1998 approximately $1 million for this new system.

The Company's mortgage subsidiary uses a Year 2000 compliant system. The Company's mortuary and cemetery operations converted to the latest version for Year 2000 software during March 1999. The Company's general accounting and payroll systems were converted to Year 2000 versions during March 1999. The cost for these conversions were not significant to consolidated net income.

The anticipated future costs of addressing potential Year 2000 problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Management believes that manual policy and claims administration could be performed in the unlikely event that one or more of its systems did not function.

The Company has tested each personal computer being used for Year 2000 compliance and has installed or replaced the necessary software to meet compliance. The Company is monitoring the progress of third party vendors which the Company relies upon, such as software suppliers, telephone equipment and communication suppliers, electricity suppliers, natural gas suppliers, banks, brokers, U.S. Postal Service and express mail services. The Company is not aware of any of its suppliers that will not be Year 2000 compliant and will continue to monitor and make the necessary contingency plans where needed. The Company is aware of the risks associated with any of its internal systems or those of its suppliers that are not Year 2000 compliant.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk
         ------------------------------------------------------

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 1998.


                  SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF EARNINGS
                            Without Consolidare and Subsidiaries
                     For the Three Months Ended March 31, 1999 and 1998
                                         (Unaudited)




                                                               Consolidare
                                                                   and
                                                              Subsidiaries
REVENUES:                               1999         1998         1999
--------                            ----------   ----------   -------------
Insurance premiums
  and other considerations          $3,349,416   $1,558,065    $1,751,040
Net investment income                2,541,565    1,844,154       710,754
Net mortuary and cemetery income     2,355,618    2,439,292         --
Realized gains on investments
   and other assets                    169,693       36,046         --
Mortgage fee income                  3,101,402    1,903,946         --
Other                                   36,920       25,922         --
                                   -----------   ----------    ----------
  Total Revenues                    11,554,614    7,807,425     2,461,794

BENEFITS AND EXPENSES:
---------------------
Death benefits                         990,810      510,348       284,159
Surrenders and other
  policy benefits                    1,213,139      299,489       848,631
Increase in future policy benefits     842,179      754,390       127,104
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                 1,304,553      296,527     1,012,001
General and administrative
  expenses:
    Commissions                      2,426,101    1,554,933        53,168
    Salaries                         1,790,153    1,263,270       106,400
    Other                            1,943,659    1,658,126        52,851
Interest expense                       261,262      185,298          --
Cost of mortuaries and cemeteries
  goods and services sold              736,831      670,879         --
                                   -----------  -----------   -----------
    Total benefits and expenses     11,508,687    7,193,260     2,484,314

Earnings before income taxes            45,927      614,165       (22,520)

Income tax (expense) benefit            11,981     (135,255)       47,981
Minority interest in loss
  of subsidiary                         31,119         --          31,119
                                   -----------  -----------    ----------
    Net earnings                   $    89,027   $  478,910    $   56,580
                                   ===========   ==========    ==========



                SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF EARNINGS
                           Without Consolidare and Subsidiaries
                    For the Three Months Ended March 31, 1999 and 1998
                                       (Unaudited)


                                                           Variance
                             Without                        without
                           Consolidare                     Consolidare
                              and                            and
                          Subsidiaries                     Subsidiaries
REVENUES:                     1999                     Amount         Percent
---------                   ----------             ----------        --------
Insurance premiums
  and other considerations  $1,598,376             $   40,311           2.6%
Net investment income        1,830,811                (13,343)          (.7)
Net mortuary and cemetery
  income                     2,355,618                (83,674)         (3.4)
Realized gains on investments
   and other assets            169,693                133,647         370.8
Mortgage fee income          3,101,402              1,197,456          62.9
Other                           36,920                 10,998          42.4
                           -----------           ------------
  Total Revenues             9,092,820              1,285,395          16.5

BENEFITS AND EXPENSES:
---------------------
Death benefits                 706,651                196,303          38.5
Surrenders and other
  policy benefits              364,508                 65,019          21.7
Increase in future
  policy benefits              715,075                (39,315)         (5.2)
Amortization of deferred
    policy acquisition
    costs and cost of
   insurance acquired          292,552                 (3,975)         (1.3)
General and administrative
  expenses:
    Commissions              2,372,933                818,000          52.6
    Salaries                 1,683,753                420,483          33.3
    Other                    1,890,808                232,682          14.0
Interest expense               261,262                 75,964          41.0
Cost of mortuaries and
  cemeteries goods and
  services sold                736,831                 65,952           9.8
                            ----------            -----------
    Total benefits
    and expenses             9,024,373              1,831,113          25.5

Earnings before income taxes    68,447               (545,718)        (88.9)

Income tax (expense) benefit   (36,000)                99,255         (73.4)
Minority interest in loss
  of subsidiary                  --                     --
                           -----------            -----------
    Net earnings            $   32,447            $  (446,463)       (93.2%)
                            ==========            ===========

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

          NONE

Item 6.   Exhibits and Reports on Form 8-K

  (a)     Exhibits

   3. A.  Articles of Restatement of Articles of Incorporation (8)
      B.  Bylaws (1)

   4. A.  Specimen Class A Stock Certificate (1)
      B.  Specimen Class C Stock Certificate (1)
      C. Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
  10. A. Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
      B.  Deferred Compensation Agreement with George R. Quist (2)
      C.  1993 Stock Option Plan (3)
      D.  Promissory Note with Key Bank of Utah (4)
      E.  Loan and Security Agreement with Key Bank of Utah (4)
      F.  General Pledge Agreement with Key Bank of Utah (4)
      G. Note Secured by Purchase Price Deed of Trust and Assignment of Rents with the Carter Family Trust and the Leonard M. Smith Family Trust (5)
      H. Deed of Trust and Assignment of Rents with the Carter Family Trust and the Leonard M. Smith Family Trust (5)
      I.  Promissory Note with Page and Patricia Greer (6)
      J.  Pledge Agreement with Page and Patricia Greer (6)
      K.  Promissory Note with Civil Service Employees Insurance
          Company (7)
      L.  Deferred Compensation Agreement with William C. Sargent
          (8)
      M.  Employment Agreement with Scott M. Quist. (8)
      N. Acquisition Agreement with Consolidare Enterprises, Inc., and certain shareholders of Consolidare. (9)
      O. Agreement and Plan of Merger between Consolidare Enterprises, Inc., and SSLIC Holding Company. (10)
      P. Administrative Services Agreement with Southern Security Life Insurance Company. (11)
      Q.  Promissory Note with George R. Quist. (12)

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

        (8) Incorporated by reference from Annual Report on Form
            10-K, as filed on March 31, 1998.

        (9) Incorporated by reference from Report on Form 8-K, as filed on May 11, 1998.

       (10) Incorporated by reference from Report on Form 8-K, as filed on January 4, 1999.

       (11) Incorporated by reference from Report on Form 8-K, as filed on March 4, 1999.

       (12) Incorporated by reference from Annual Report on Form
            10-K, as filed on April 14, 1999.

  27.   Financial Data Schedule

  (b)   Reports on Form 8-K:

      On January 4, 1998, the Company filed a report on Form 8-K regarding the acquisition of Consolidare Enterprises, Inc.

      On March 5, 1999, the Company filed a report on Form 8-K/A-1 regarding the acquisition of Consolidare Enterprises, Inc.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         REGISTRANT
           SECURITY NATIONAL FINANCIAL CORPORATION
                         Registrant



DATED: May 20, 1999            By:   George R. Quist,
       ------------                  ---------------
                                     President and Chief
                                     Executive Officer
                                     (Principal Executive
                                     Officer)


DATED: May 20, 1999            By:   Scott M. Quist
       ------------                  --------------
                                     First Vice President,
                                     General Counsel and
                                     Treasurer (Principal
                                     Financial and Accounting
                                     Officer)