Form 10-Q
period 1999-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 1999-08-19
CIK 318673

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.

                          FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999           Commission File Number: 0-9341



           SECURITY NATIONAL FINANCIAL CORPORATION
           ---------------------------------------
                  Exact Name of Registrant.


           UTAH                              87-0345941
       -----------                        ---------------
(State or other jurisdiction             IRS Identification Number
of incorporation or organization)

5300 South 360 West, Salt Lake City, Utah        84123
-----------------------------------------     ----------
(Address of principal executive offices)      (Zip Code)



Registrant's telephone number, including Area Code      (801) 264-1060


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES  XX         NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $2.00 par value         3,813,028
-------------------------------------      ---------------
      Title of Class                       Number of Shares Outstanding as of
                                           June 30, 1999

Class C Common Stock, $.20 par value          5,380,172
------------------------------------       ---------------
      Title of Class                       Number of Shares Outstanding as of
                                           June 30, 1999


  SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                          FORM 10Q

                 QUARTER ENDED JUNE 30, 1999

                      TABLE OF CONTENTS


               PART I - FINANCIAL INFORMATION


Item 1 Financial Statements                            Page No.

      Consolidated Statements of Earnings - Six and
      Three months ended June 30, 1999 and 1998. . . . . . .3

      Consolidated Balance Sheets - June 30, 1999
      and December 31, 1998. . . . . . . . . . . . . . . .4-5

      Consolidated Statements of Cash Flows -
      Six months ended June 30, 1999 and 1998. . . . . . . .6

      Notes to Consolidated Financial
      Statements . . . . . . . . . . . . . . . . . . . . .7-9


Item 2     Management's Discussion and Analysis. . . . .10-16

Item 3     Quantitative and Qualitative Disclosure
           of Market Risk. . . . . . . . . . . . . . . . . 14

                 PART II - OTHER INFORMATION

      Other Information. . . . . . . . . . . . . . . . .17-19

      Signature Page . . . . . . . . . . . . . . . . . . . 20




                          SECURITY NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF EARNINGS
                                       (Unaudited)


                                            Six Months Ended June 30,
Revenues:                                    1999                1998
--------                                -----------         -----------
Insurance premiums and
  other considerations                  $ 6,360,008         $ 3,014,874
Net investment income                     5,346,571           3,712,179
Net mortuary and cemetery sales           5,258,203           4,872,384
Realized gains on investments
  and other assets                          225,658              98,099
Mortgage fee income                       6,719,818           4,183,395
Other                                       778,062              38,520
                                        -----------         -----------
  Total revenue                          24,688,320          15,919,451

Benefits and expenses:
Death benefits                            2,383,293           1,122,047
Surrenders and other policy benefits      2,535,433             540,711
Increase in future policy benefits        1,444,071           1,724,671
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                      2,526,176             593,054
General and administrative expenses:
  Commissions                             5,249,708           3,243,517
  Salaries                                3,749,167           2,620,264
  Other                                   4,082,757           3,272,580
Interest expense                            490,259             419,729
Cost of goods and services sold
  of the mortuaries and cemeteries        1,724,774           1,542,620
  Total benefits and expenses            24,185,638          15,079,193

Earnings before income taxes                502,682             840,258
Income tax expense                         (159,413)           (194,331)
Minority interest income
  of subsidiary                             (63,631)              --
                                        -----------         -----------
    Net earnings                        $   279,638         $   645,927

Net earnings per common share                 $0.06               $0.15
                                              =====               =====
  Weighted average outstanding
    common shares                         4,407,069           4,201,122
                                         ----------          ----------
Net earnings per common
  share-assuming dilution                     $0.06               $0.15
                                              =====               =====
  Weighted average outstanding
    common shares assuming-dilution       4,407,069           4,201,122
                                         ==========          ==========

See accompanying notes to consolidated financial statements.


                         SECURITY NATIONAL FINANCIAL CORPORATION
                                   AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)


                                           Three Months Ended June 30,
Revenues:                                    1999                1998
--------                                -----------         ------------
Insurance premiums and
  other considerations                  $ 3,010,592         $ 1,456,809
Net investment income                     2,805,006           1,868,025
Net mortuary and cemetery sales           2,902,585           2,433,092
Realized gains on investments
  and other assets                           55,965              62,053
Mortgage fee income                       3,618,416           2,279,449
Other                                       741,142              12,598
                                        -----------         -----------
  Total revenue                          13,133,706           8,112,026

Benefits and expenses:
Death benefits                            1,392,483             611,699
Surrenders and other policy benefits      1,322,294             241,222
Increase in future policy benefits          601,892             970,281
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                      1,221,623             296,527
General and administrative expenses:
  Commissions                             2,823,607           1,688,584
  Salaries                                1,959,014           1,356,994
  Other                                   2,139,098           1,614,454
Interest expense                            228,997             234,431
Cost of goods and services sold
  of the mortuaries and cemeteries          987,943             871,741
  Total benefits and expenses            12,676,951           7,885,933

Earnings before income taxes                456,755             226,093
Income tax expense                         (171,394)            (59,076)
Minority interest income
  of subsidiary                             (94,750)              --
                                        -----------          ----------
    Net earnings                        $   190,611          $  167,017

Net earnings per common share                 $0.04               $0.04
                                              =====               =====
  Weighted average outstanding
    common shares                         4,388,357           4,227,691
                                         ----------          ----------

Net earnings per common
  share-assuming dilution                    $0.04                $0.04
                                             =====                =====
  Weighted average outstanding
    common shares assuming-dilution       4,388,357           4,227,691
                                         ==========          ==========

See accompanying notes to consolidated financial statements.


                              SECURITY NATIONAL FINANCIAL CORPORATION
                                        AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS



                                             June 30, 1999      December 31,
                                              (Unaudited)           1998
Assets:                                     --------------      ------------
-------
Insurance-related investments:
Fixed maturity securities
  held to maturity, at amortized cost       $ 41,413,622        $ 44,984,882
Fixed maturity securities available
  for sale, at market                         26,403,232          28,675,440
Equity securities available for sale,
  at market                                    5,399,057           5,146,059
Mortgage loans on real estate                 14,863,854          12,523,395
Real estate, net of accumulated
  depreciation                                 7,924,809           7,866,151
Policy, student and other loans               11,095,314          11,493,637
Short-term investments                         7,451,141          11,543,540
    Total insurance-related investments      114,551,029         122,233,104
Restricted assets of cemeteries and
   mortuaries                                  4,146,025           4,098,877
Cash                                           7,070,297           6,670,996
Receivables:
  Trade contracts                              3,969,519           4,011,722
  Mortgage loans sold to investors            21,394,143          21,181,028
  Receivable from agents                       2,415,070           1,944,449
  Receivable from officers                       122,000             145,600
  Other                                          966,350           2,603,243
    Total receivables                         28,867,082          29,886,042
  Allowance for doubtful accounts             (1,456,988)         (1,576,668)
  Net receivables                             27,410,094          28,309,374
Policyholder accounts on deposit
  with reinsurer                               8,340,973           8,518,571
Land and improvements held for sale            8,467,351           8,405,725
Accrued investment income                      1,530,822           1,440,860
Deferred policy acquisition costs             10,296,855          10,501,281
Property, plant and equipment, net            10,653,451          10,682,085
Cost of insurance acquired                    10,043,545          10,462,446
Excess of cost over net assets
  of acquired subsidiaries                     1,360,121           1,414,910
Other                                            677,954             526,918
                                            ------------        ------------
    Total assets                            $204,548,517        $213,265,147
                                            ============        ============

See accompanying notes to consolidated financial statements.

                           SECURITY NATIONAL FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS (Continued)


                                          June 30, 1999       December 31,
                                            (Unaudited)           1998
Liabilities:                             --------------       ------------
-----------
Future life, annuity, and other
  policy benefits                         $134,888,232        $134,899,870
Unearned premium reserve                     2,023,337           2,565,968
Line of credit for financing
  of mortgage loans                          2,083,249           7,577,248
Bank loans payable                           9,771,699          11,909,980
Notes and contracts payable                  3,266,185           3,399,272
Estimated future costs of pre-need sales     6,596,189           6,376,651
Payable to endowment care fund                 694,638             540,504
Accounts payable                               992,749           1,321,559
Funds held under reinsurance treaties        1,415,545           1,419,357
Other liabilities and accrued expenses       4,306,662           3,787,385
Income taxes                                 5,978,079           6,008,537
                                          ------------        ------------
    Total liabilities                      172,016,564         179,806,331
                                          ============        ============

Minority interest                            6,274,167           6,778,557

Stockholders' Equity:
Common stock:
    Class A: $2 par value, authorized
      10,000,000 shares, issued 4,618,081
      shares in 1999 and 4,617,330 shares
      in 1998                                9,236,162           9,234,660
    Class C: $0.20 par value, authorized
      7,500,000 shares, issued 5,439,200
      shares in 1999 and 5,446,595 shares
      in 1998                                1,087,840           1,089,319
Total common stock                          10,324,002          10,323,979
Additional paid-in capital                   9,596,462           9,596,444
Accumulated other comprehensive income,
  net of deferred taxes                        718,832           1,081,113
Retained earnings                            7,754,380           7,474,783
Treasury stock at cost (805,053 Class
    A shares in 1999 and 692,993 Class A
    shares in 1998, and 59,028 Class C shares
    in 1999 and 1998)                       (2,135,890)         (1,796,060)
Total stockholders' equity                  26,257,786          26,680,259
                                         -------------        ------------
  Total liabilities and stockholders'
    equity                                $204,548,517        $213,265,147
                                          ============        ============


See accompanying notes to consolidated financial statements.


                         SECURITY NATIONAL FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                            Six Months Ended June 30,
                                           1999                 1998
                                     -------------         --------------
Cash flows from operating activities:
    Net cash provided by (used in)
      operating activities            $ 2,984,501           $ (3,783,178)

Cash flows from investing activities:
  Securities held to maturity:
    Purchase - fixed maturity securities  --                   (524,563)
    Calls and maturities - fixed
      maturity securities               3,657,999              5,283,390
  Securities available for sale:
    Purchases - equity securities         (43,759)               (15,625)
    Sales - equity securities              43,781                158,527
    Calls and maturities
      Fixed maturity securities         1,171,236                  --
  Purchases of short-term investments  (6,401,565)            (5,394,210)
  Sales of short-term investments      10,493,964              3,400,000
  Purchases of restricted assets          (47,148)              (134,045)
  Mortgage, policy, and other
     loans made                        (4,022,131)            (2,913,800)
  Payments received for mortgage,
    policy, and other loans             2,144,338              1,860,942
  Purchases of property, plant,
    and equipment                        (348,422)              (662,030)
  Purchases of real estate               (303,626)              (522,001)
  Disposal of property, plant
     and equipment                        179,343                  --
        Net cash provided by
          investing activities          6,524,010                536,585

Cash flows from financing activities:
  Annuity receipts                      5,213,072              1,386,622
  Annuity withdrawals                  (6,217,085)            (2,169,782)
  Repayment of bank loans and
    notes and contracts payable        (2,271,368)              (295,539)
  Purchase of treasury stock             (339,830)                 --
  Net change in line of credit
    for financing of mortgage loans    (5,493,999)             1,900,000
  Net cash (used in) provided by
    financing activities               (9,109,210)               821,301
Net change in cash                        399,301             (2,425,292)
                                     ------------           ------------
Cash at beginning of period             6,670,996              3,408,179
                                     ------------           ------------
Cash at end of period                $  7,070,297           $    982,887
                                     ============           ============

See accompanying notes to consolidated financial statements

   SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
                        June 30, 1999
                         (Unaudited)

1.  Basis of Presentation
    ---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

2. Comprehensive Income
   --------------------
For the three months ended June 30, 1999 and 1998, total comprehensive income amounted to $7,046 and $101,293, respectively.

For the six months ended June 30, 1999 and 1998, total comprehensive income (loss) amounted to $(82,643) and $669,663, respectively.


SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
                        June 30, 1999
                         (Unaudited)


3. Capital Stock
   -------------
In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                          Six Months Ended June 30,
                                         1999              1998
                                     -----------      ------------
Numerator:
   Net income                        $  279,638         $  645,927
                                     ----------         ----------
Denominator:
   Denominator for
     basic earnings per
     share-- weighted-
     average shares                   4,407,069          4,201,122
                                     ----------        -----------
   Effect of dilutive securities:
     Employee stock options              --                 --
     Stock appreciation
       rights                            --                 --

   Dilutive potential
     common shares                       --                  --

   Denominator for diluted
     earnings per
     share-adjusted
     weighted-average
     shares and assumed
     conversions                      4,407,069          4,201,122
                                     ==========         ==========

   Basic earnings per share               $0.06              $0.15
                                          =====              =====

   Diluted earnings per share             $0.06              $0.15
                                          =====              =====


                                       Three Months Ended June 30,
                                         1999               1998
                                      ---------           --------
Numerator:
   Net income                        $190,611           $167,017
                                     ========           ========
Denominator:
   Denominator for
     basic earnings per
     share-- weighted-
     average shares                   4,388,357          4,227,691

   Effect of dilutive securities:
     Employee stock options               --               --
     Stock appreciation rights            --               --

   Dilutive potential
     common shares                        --                --

   Denominator for diluted
     earnings per share-adjusted
     weighted-average shares and
     assumed conversions              4,388,357          4,227,691
                                     ==========         ==========

   Basic earnings per share               $0.04              $0.04
                                          =====              =====

   Diluted earnings per share             $0.04              $0.04
                                          =====              =====

There are no dilutive effects on net income for purpose of this calculation.


             SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                 June 30, 1999
                                  (Unaudited)


5. Business Segment

                                   Life        Cemetery/
                                 Insurance     Mortuary   Mortgage
                               -----------  ------------  ---------
For the Six Months Ended
     June 30, 1999
------------------------
   Revenues from external
         customers             $11,736,641  $  5,623,033  $7,317,485
   Intersegment revenues           999,088        --           --

   Segment profit                  261,913      (27,490)    (102,176)

   Identifiable assets         181,502,319   33,954,833    3,891,320

For the Six Months Ended
     June 30, 1998
-------------------------
   Revenues from external
         customers               5,964,445    5,226,429    4,720,340
   Intersegment revenues           687,034        --           --

   Segment profit                  471,572      166,245       80,259

   Identifiable assets         107,224,231   31,325,956    1,271,137

For the Three Months Ended
     June 30, 1999
--------------------------
   Revenues from external
         customers               6,127,155    3,079,731    3,924,015
   Intersegment revenues           516,401        --           --

   Segment profit                  438,927      (80,816)      34,303

For the Three Months Ended
     June 30, 1998
--------------------------
   Revenues from external
         customers               2,937,822    2,600,432    2,568,819
   Intersegment revenues           353,453        --           --

   Segment profit                  210,058      (94,147)      60,597



                SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
                                     June 30, 1999
                                      (Unaudited)


5. Business Segment

                                                 Reconciling
                                 Corporate          Items        Consolidated
                            ----------------      -----------    ------------
For the Six Months Ended
     June 30, 1999
-------------------------
   Revenues from external
         customers             $    11,161      $      --        $ 24,688,320
   Intersegment revenues         1,916,181        (2,915,269)          --

   Segment profit                  370,435             --             502,682

   Identifiable assets           2,101,586       (16,988,321)     204,461,737

For the Six Months Ended
     June 30, 1998
-------------------------
   Revenues from external
         customers                   8,237              --         15,919,451
   Intersegment revenues           378,619        (1,065,653)          --

   Segment profit                  122,182              --            840,258

  Identifiable assets            2,171,665       (12,560,974)     129,432,015

For the Three Months Ended
     June 30, 1999
--------------------------
   Revenues from external
         customers                   2,805            --           13,133,706
   Intersegment revenues           958,330        (1,474,731)           --

   Segment profit                   64,340            --              456,754

For the Three Months Ended
     June 30, 1998
---------------------------
   Revenues from external
         customers                   4,953             --           8,112,026
   Intersegment revenues           189,570          (543,023)           --

   Segment profit                   49,585             --             226,093


Item 2.  Management's Discussion and Analysis

Overview
--------
The Company's operations over the last several years generally reflect three trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies and interest sensitive products; (ii) emphasis on cemetery and mortuary business; and (iii) capitalizing on the strong economy in the western United States by originating and refinancing mortgage loans.

On December 17, 1998, the Company purchased all of the outstanding shares of common stock of Consolidare Enterprises, Inc., ("Consolidare") for a total cost of $12,248,194. As of June 30, 1999, Consolidare owns approximately 59.2% of the outstanding shares of common stock of Southern Security Life Insurance Company and all of the outstanding shares of stock of Insuradyne Corp.

The purchase of Consolidare, including its subsidiaries was accounted for using the purchase method of accounting. Thus the results of operations of the Company for the three and six months ended June 30, 1998 do not include the results of Consolidare. In the Management's Discussion and Analysis of the Results of Operations, the results of Consolidare for the three and six months ended June 30, 1999 have been excluded. See table "Consolidated Statements of Earnings without Consolidare and Subsidiaries" at the end of Management's Discussion and Analysis which shows the effect of excluding the results of Consolidare for the three and six months ended June 30, 1999.

Including Consolidare, total revenues increased by $8,769,000, or 55.1%, to $24,688,000 for the six months ended June 30, 1999, from $15,919,000 for the six months ended June 30, 1998 and total expenses increased by $9,106,000, or 60.4%, to $24,186,000 for the six months ended June 30, 1999, from $15,079,000 for the six months ended June 30, 1998. Total revenues increased by $5,022,000, or 61.9%, to $13,134,000 for the three months ended June 30, 1999, from $8,112,000 for the three months ended June 30, 1998 and total expenses increased by $4,791,000, or 60.8%, to $12,677,000 for the three months ended June 30, 1999, from $7,886,000 for the three months ended June 30, 1998. The results for Consolidare for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, since the Company has not yet realized many of the reduced costs of consolidation of administrative functions and the implementation of new computer systems.

Results of Operations
---------------------
Second Quarter of 1999 Compared to Second Quarter of 1998
---------------------------------------------------------

Total revenues increased by $1,842,000, or 22.7%, to $9,954,000 for the three months ended June 30, 1999, from $8,112,000 for the three months ended June 30, 1998. Contributing to this increase in total revenues was a $1,339,000 increase in mortgage fee income, a $469,000 increase in net mortuary and cemetery sales, and a $129,000 increase in insurance premiums and other considerations. These increases were partially offset by a $96,000 decrease in net investment income.

Insurance premiums and other considerations increased by $129,000, or 8.8%, to $1,585,000 for the three months ended June 30, 1999, from $1,457,000 for the comparable period in 1998. This increase was primarily due to an increase in new business. Net investment income decreased by $96,000, or 5.1%, to $1,772,000 for the three months ended June 30, 1999, from $1,868,000 for the comparable period in 1998. This decrease was attributable to a lower yield on the Company's investments.

Net mortuary and cemetery sales increased by $469,000, or 19.3%, to $2,903,000 for the three months ended June 30, 1999, from $2,433,000 for the comparable period in 1998. This increase was the result of additional pre-need and at-need sales.

Mortgage fee income increased by $1,339,000, or 58.7%, to $3,618,000 for the three months ended June 30, 1999, from $2,279,000 for the comparable period in 1998. This increase was primarily attributable to more loan originations during the second quarter of 1999 due to the expansion of business activities in new geographic markets.

Total benefits and expenses were $9,679,000, or 97.2% of total revenues for the three months ended June 30 1999, as compared to $7,886,000, or 97.2% of total revenues for the comparable period in 1998.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits decreased by an aggregate of $16,000, or
 .9%, to $1,807,000 for the three months ended June 30, 1999, from $1,823,000 for the comparable period in 1998. This decrease was primarily the result of lowering accumulative interest rates on policyholder funds from the previous year.

Amortization of deferred policy acquisition costs and cost of insurance acquired increased by $96,000, or 32.4%, to $393,000, for the three months ended June 30, 1999, from $297,000 for the comparable period in 1998. This increase was in line with the increase in revenues.

General and administrative expenses increased by $1,602,000 or 34.4%, to $6,262,000 for the three months ended June 30, 1999, from $4,660,000 for the comparable period in 1998. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the second quarter of 1999 as a result of the expansion of its business activities in new geographic markets.

Interest expense decreased by $5,000, or 2.3%, to $229,000 for the three months ended June 30, 1999, from $234,000 for the comparable period in 1998. This decrease was primarily due to the reduction in bank borrowings.

Cost of mortuaries and cemeteries goods and services sold increased by $116,000, or 13.3%, to $988,000 for the three months ended June 30, 1999, from $872,000 for the comparable period in 1998. This increase was primarily related to an increase in pre-need and at-need sales.

Six Months Ended June 30, 1999 as Compared to Six Months Ended June 30, 1998
----------------------------------------------------------------------------

Total revenues increased by $3,128,000, or 19.6%, to $19,047,000 for the six months ended June 30, 1999, from $15,919,000 for the six months ended June 30, 1998. Contributing to this increase in total revenues was a $2,537,000 increase in mortgage fee income, a $128,000 increase in realized gains on investments, a $169,000 increase in insurance premiums and other considerations, and a $386,000 increase in net mortuary and cemetery sales. These increases were partially offset by a $109,000 reduction in net investment income.

Insurance premiums and other considerations increased by $169,000, or 5.6%, to $3,184,000 for the six months ended June 30, 1999, from $3,015,000 for the comparable period in 1998. This increase was primarily due to an increase in new business.

Net investment income decreased by $109,000, or 2.9%, to $3,603,000 for the six months ended June 30, 1999, from $3,712,000 for the comparable period in 1998. This decrease was attributable to a lower yield on the Company's investments.

Net mortuary and cemetery sales increased by $386,000, or 7.9%, to $5,258,000 for the six months ended June 30, 1999, from $4,872,000 for the comparable period in 1998. This increase was the result of additional pre-need and at-need sales.

Mortgage fee income increased by $2,537,000, or 60.6%, to $6,720,000 for the six months ended June 30, 1999, from $4,183,000 for the comparable period in 1998. This increase was primarily attributable to more loan originations during 1999 due to the expansion of business activities in new geographic markets.

Total benefits and expenses were $18,703,000, or 98.2% of total revenues for the six months ended June 30 1999, as compared to $15,079,000, or 94.7% of total revenues for the comparable period in 1998.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $206,000, or 6.1%, to $3,594,000 for the six months ended June 30, 1999, from $3,388,000 for the comparable period in 1998. This increase was primarily the result of accumulative interest on policyholder funds and an increase in death claims.

Amortization of deferred policy acquisition costs and cost of insurance acquired increased by $92,000, or 15.5%, to $685,000, for the six months ended June 30, 1999, from $593,000 for the comparable period in 1998. This increase was in line with the increase in revenues.

General and administrative expenses increased by $3,073,000 or 33.6%, to $12,209,000 for the six months ended June 30, 1999, from $9,136,000 for the comparable period in 1998. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during 1999 as a result of the expansion of its business activities in new geographic markets.

Interest expense increased by $71,000, or 16.8%, to $490,000 for the six months ended June 30, 1999, from $419,000 for the comparable period in 1998. This increase was primarily due to the additional bank borrowings required for the acquisition of Consolidare.

Cost of mortuaries and cemeteries goods and services sold increased by $182,000, or 11.8%, to $1,725,000 for the six months ended June 30, 1999, from $1,543,000 for the comparable period in 1998. This increase was primarily related to an increase in pre-need and at-need sales.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $67,817,000 as of June 30, 1999 compared to $73,660,000 as of December 31, 1998. This represents 59.2% and 60.2% of the total insurance-related investments as of June 30, 1999 and December 31, 1998, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 1999, .68% ($460,000) and at December 31, 1998, .63% ($460,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 1999 and December 31, 1998, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $39,296,000 as of June 30, 1999 as compared to $41,990,000 as of December 31, 1998. Stockholders' equity as a percent of capitalization increased to 67% as of June 30, 1999 from 64% as of December 31, 1998.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1998 was 6.0% as compared to a rate of 11.7% for 1997. The 1999 lapse rate is approximately the same as 1998.

At June 30, 1999, $20,663,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiary cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

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

The Company's insurance operations have two different administrative systems for its insurance operations. The system used for Security National Life Insurance Company was converted to a Year 2000 compliant version in the fourth quarter of 1998. The Company expended approximately $52,000 for the conversion to this latest version. As part of the acquisition of Southern Security Life Insurance Company ("Southern Security"), the Company purchased a new system which is Year 2000 compliant. The Company successfully converted Southern Security's existing system to the new system on January 1, 1999. The Company paid approximately $1.0 million for this new system in 1998.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk
---------------------------------------------------------------

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 1998.


                          SECURITY NATIONAL FINANCIAL CORPORATION
                                     AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF EARNINGS
                            Without Consolidare and Subsidiaries
                      For the Six Months Ended June 30, 1999 and 1998
                                         (Unaudited)


                                                               Consolidare
                                                                   and
                                                              Subsidiaries
REVENUES:                               1999         1998         1999
--------                           ----------    ----------   -----------
Insurance premiums
  and other considerations        $ 6,360,008    $3,014,874   $ 3,176,270
Net investment income               5,346,571     3,712,179     1,743,375
Net mortuary and cemetery income    5,258,203     4,872,384         --
Realized gains on investments
   and other assets                   225,658        98,099         --
Mortgage fee income                 6,719,818     4,183,395         --
Other                                 778,062        38,520       721,904
                                  -----------   -----------   -----------
  Total Revenues                   24,688,320    15,919,451     5,641,549
                                  ===========   ===========   ===========

BENEFITS AND EXPENSES:
---------------------
Death benefits                      2,383,293     1,122,047       990,049
Surrenders and other
  policy benefits                   2,535,433       540,711     1,640,334
Increase in future policy benefits  1,444,071     1,724,671       138,706
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                2,526,176       593,054     1,841,072
General and administrative
  expenses:
    Commissions                     5,249,708     3,243,517       (30,320)
    Salaries                        3,749,167     2,620,264       501,129
    Other                           4,082,757     3,272,580       401,757
Interest expense                      490,259       419,729          --
Cost of mortuaries and cemeteries
  goods and services sold           1,724,774     1,542,620          --
                                  -----------   -----------    ----------
    Total benefits and expenses    24,185,638    15,079,193     5,482,727
                                  ===========   ===========    ==========

Earnings before income taxes          502,682       840,258       158,822

Income tax expense                   (159,413)     (194,331)       17,810
Minority interest in income
  of subsidiary                       (63,631)        --          (63,631)
                                  -----------   -----------    ----------
    Net earnings                  $   279,638   $   645,927    $  113,001
                                  ===========   ===========    ==========


                            SECURITY NATIONAL FINANCIAL CORPORATION
                                       AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF EARNINGS
                            Without Consolidare and Subsidiaries
                       For the Six Months Ended June 30, 1999 and 1998
                                         (Unaudited)


                                                                  Variance
                                       Without                     without
                                     Consolidare                 Consolidare
                                         and                         and
                                    Subsidiaries                 Subsidiaries
REVENUES:                               1999         Amount         Percent
---------                         ------------   -----------    -------------
Insurance premiums
  and other considerations        $ 3,183,738    $   168,864           5.6%
Net investment income               3,603,196       (108,983)         (2.9)
Net mortuary and cemetery income    5,258,203        385,819           7.9
Realized gains on investments
   and other assets                   225,658        127,559         130.0
Mortgage fee income                 6,719,818      2,536,423          60.6
Other                                  56,158         17,638          45.8
                                  -----------    -----------
  Total Revenues                   19,046,771      3,127,320          19.6
                                  ===========    ===========
BENEFITS AND EXPENSES:
---------------------
Death benefits                      1,393,244        271,197          24.2
Surrenders and other
  policy benefits                     895,099        354,388          65.5
Increase in future policy benefits  1,305,365       (419,306)        (24.3)
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                  685,104         92,050          15.5
General and administrative
  expenses:
    Commissions                     5,280,028      2,036,511          62.8
    Salaries                        3,248,038        627,774          24.0
    Other                           3,681,000        408,420          12.5
Interest expense                      490,259         70,530          16.8
Cost of mortuaries and cemeteries
  goods and services sold           1,724,774        182,154          11.8
                                  -----------     ----------
    Total benefits and expenses    18,702,911      3,623,718          24.0
                                  ===========     ==========

Earnings before income taxes          343,860       (496,398)        (59.1)

Income tax expense                   (177,223)        17,108          (8.8)
Minority interest in income
  of subsidiary                         --             --
                                  -----------    -----------
    Net earnings                  $   166,637    $  (479,290)       (74.2)%
                                  ===========    ===========


                              SECURITY NATIONAL FINANCIAL CORPORATION
                                          AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF EARNINGS
                               Without Consolidare and Subsidiaries
                        For the Three Months Ended June 30, 1999 and 1998
                                          (Unaudited)

                                                               Consolidare
                                                                   and
                                                              Subsidiaries
REVENUES:                               1999         1998         1999
--------                            ---------    ---------   -------------
Insurance premiums
  and other considerations       $  3,010,592    $1,456,809  $  1,425,230
Net investment income               2,805,006     1,868,025     1,032,621
Net mortuary and cemetery income    2,902,585     2,433,092         --
Realized gains on investments
   and other assets                    55,965        62,053         --
Mortgage fee income                 3,618,416     2,279,449         --
Other                                 741,142        12,598       721,904
                                  -----------   -----------   -----------
  Total Revenues                   13,133,706     8,112,026     3,179,755
                                  ===========   ===========   ===========

BENEFITS AND EXPENSES:
---------------------
Death benefits                      1,392,483       611,699       705,890
Surrenders and other
  policy benefits                   1,322,294       241,222       791,703
Increase in future policy benefits    601,892       970,281        11,602
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                1,221,623       296,527       829,071
General and administrative
  expenses:
    Commissions                     2,823,607     1,688,584       (83,488)
    Salaries                        1,959,014     1,356,994       394,729
    Other                           2,139,098     1,614,454       348,906
Interest expense                      228,997       234,431         --
Cost of mortuaries and cemeteries
  goods and services sold             987,943       871,741         --
                                  -----------   -----------    ----------
    Total benefits and expenses    12,676,951     7,885,933     2,998,413
                                  ===========   ===========    ==========

Earnings before income taxes          456,755       226,093       181,342

Income tax expense                   (171,394)      (59,076)      (30,171)
Minority interest in income
  of subsidiary                       (94,750)        --          (94,750)
                                  -----------   -----------   -----------
    Net earnings                  $   190,611   $   167,017   $    56,421
                                  ===========   ===========   ===========


                             SECURITY NATIONAL FINANCIAL CORPORATION
                                        AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF EARNINGS
                              Without Consolidare and Subsidiaries
                        For the Three Months Ended June 30, 1999 and 1998
                                         (Unaudited)


                                                           Variance
                                       Without              without
                                     Consolidare           Consolidare
                                         and                   and
                                    Subsidiaries          Subsidiaries
REVENUES:                               1999        Amount       Percent
---------                        -------------   ----------   -------------
Insurance premiums
  and other considerations       $  1,585,362    $  128,553           8.8%
Net investment income               1,772,385       (95,640)         (5.1)
Net mortuary and cemetery income    2,902,585       469,493          19.3
Realized gains on investments
   and other assets                    55,965        (6,088)         (9.8)
Mortgage fee income                 3,618,416     1,338,967          58.7
Other                                  19,238         6,640          52.7
  Total Revenues                    9,953,951     1,841,925          22.7

BENEFITS AND EXPENSES:
Death benefits                        686,593        74,894          12.2
Surrenders and other
  policy benefits                     530,591       289,369         120.0
Increase in future policy benefits    590,290      (379,991)        (39.2)
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                  392,552        96,025          32.4
General and administrative
  expenses:
    Commissions                     2,907,095     1,218,511          72.2
    Salaries                        1,564,285       207,291          15.3
    Other                           1,790,192       175,738          10.9
Interest expense                      228,997        (5,434)         (2.3)
Cost of mortuaries and cemeteries
  goods and services sold             987,943       116,202          13.3
                                   ----------    ----------
    Total benefits and expenses     9,678,538     1,792,605          22.7
                                   ==========    ==========

Earnings before income taxes          275,413        49,320          21.8

Income tax expense                   (141,223)      (82,147)        139.1
Minority interest in income
  of subsidiary                         --            --
                                   ----------     ---------
    Net earnings                   $  134,190      $(32,827)       (19.7)
                                   ==========     =========

                  Part II  Other Information:

Item 1.   Legal Proceedings

          The Company has been named as a party in connection with pending litigation brought by Garry Eckard & Co., Inc. ("Eckard") in the Federal District Court for the Southern District of Indiana. The complaint was filed on October 14, 1996 and alleges breach of contract and civil conversion pertaining to a finder's fee and seeks an unspecified amount of damages plus costs and attorneys' fees. In a prior letter to the Company from Eckard, it appears that the amount of the fee being sought is $152,000 (excluding interest and attorney's fees). The complaint, pursuant to the civil conversion claim, seeks treble damages under Indiana's civil conversion statute.

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

          On March 13, 1998, a letter was sent by Eckard's counsel relative to a settlement proposal together with a draft complaint against the Company and Security National Life Insurance Company for filing in the United States District Court for the District of Utah. There was no material difference between the complaint prepared for filing in Utah and the amended complaint which had been filed in Indiana. The complaint was filed in Utah on August 13, 1998. Since its filing (the claims being the same as in the Indiana action), the treble damage claim (conversion) has been dismissed with prejudice. The contract claim is the remaining claim. Eckard claims a fee of $151,000 plus interest through July 31, 1999 of $168,729, plus attorney's fees. The formal discovery period has ended. Eckard and the Company have both filed motions for summary judgment. Although no prediction of outcome is given, management intends to vigorously defend the action.

          The Company has been named as a party in a lawsuit brought by Robert L. Anderson ("Anderson") in the Superior Court of San Diego, North County Judicial District, State of California. The complaint was filed on January 28, 1999 and pertains to the creation of the San Diego Memorial Park Partnership and the development of Singing Hills Memorial Park Cemetery. Anderson was denominated as a partner in the 1989 partnership agreement. He asserts that the Company did not carry out the partnership agreement in developing the property as a cemetery and residential lots and that instead the property was later acquired by California Memorial Estates, Inc., a subsidiary of the Company, and developed. Anderson asserts a claim for lost profits because of alleged breach of the partnership agreement and further asserts breach of fiduciary duty, actual fraud, constructive fraud, asks for an accounting, and alleges conspiracy and declaratory relief. He seeks punitive damages, legal fees and costs. Formal discovery has begun. At this juncture, with discovery in the beginning stage, no complete evaluation has been made. Management, however, intends to vigorously defend the matter and believes that Anderson did not perform as required and that he has no bona fide basis to complain.

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

        NONE

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         REGISTRANT
           SECURITY NATIONAL FINANCIAL CORPORATION
                         Registrant



DATED: August 19, 1999         By:   George R. Quist,
       ---------------               -----------------
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


DATED: August 19, 1999         By:   Scott M. Quist
       ---------------               --------------
                                     First Vice President, General Counsel
                                     and Treasurer (Principal
                                     Financial and Accounting Officer)