Form 10-Q
period 1999-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 1999-11-19
CIK 318673

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.

                          FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999      Commission File Number: 0-9341


           SECURITY NATIONAL FINANCIAL CORPORATION
                  Exact Name of Registrant.


           UTAH                              87-0345941
--------------------------------         -------------------
(State or other jurisdiction             IRS Identification
of incorporation or organization)        Number

5300 South 360 West, Salt Lake City, Utah        84123
-----------------------------------------    ------------
(Address of principal executive offices)      (Zip Code)



Registrant's telephone number, including Area Code  (801) 264-1060


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES  XX         NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $2.00 par value           3,792,644
--------------------------------------    -----------------
      Title of Class                       Number of Shares
                                           Outstanding as of
                                           September 30, 1999

Class C Common Stock, $.20 par value            5,348,531
--------------------------------------     -------------------
      Title of Class                       Number of Shares
                                           Outstanding as of
                                           September 30, 1999

  SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                         FORM 10Q

              QUARTER ENDED SEPTEMBER 30, 1999

                      TABLE OF CONTENTS


               PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                            Page No.

      Consolidated Statements of Earnings - Three and
      nine months ended September 30, 1999 and 1998. . . . .3

      Consolidated Balance Sheets - September 30, 1999
      and December 31, 1998. . . . . . . . . . . . . . . .4-5

      Consolidated Statements of Cash Flows -
      Nine months ended September 30, 1999 and 1998. . . . .6

      Notes to Consolidated Financial
      Statements . . . . . . . . . . . . . . . . . . . . .7-9


Item 2  Management's Discussion and Analysis . . . . . .10-16

Item 3  Quantitative and Qualitative Disclosure
          of Market Risk . . . . . . . . . . . . . . . . . 14

                 PART II - OTHER INFORMATION

        Other Information. . . . . . . . . . . . . . . .17-19

        Signature Page . . . . . . . . . . . . . . . . . . 20



                      SECURITY NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Unaudited)

                                 Nine Months Ended      Three Months Ended
                                   September 30,           September 30,
Revenues:                     1999              1998     1999        1998
---------                    ------            ------   ------       -----
Insurance premiums and
  other considerations      $10,008,484     4,522,461   3,648,476  1,507,587
Net investment income         7,663,760     5,587,104   2,317,189  1,874,925
Net mortuary and cemetery
 sales                        7,637,360     6,966,139   2,379,157  2,093,755
Realized gains on investments
  and other assets              228,622       102,991       2,964      4,892
Mortgage fee income          10,483,052     6,687,379   3,763,234  2,503,984
Other                           827,413        51,555      49,351     13,035
                            -----------   -----------  ----------  ---------
  Total revenue             $36,848,691    23,917,629  12,160,371  7,998,178

Benefits and expenses:
Death benefits                3,434,847     1,785,148   1,051,554    663,101
Surrenders and other
  policy benefits             2,958,351       791,529     422,918    250,818
Increase in future
  policy benefits             2,355,085     2,481,246     911,014    756,575
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired          3,772,447       994,389   1,246,271    401,335
General and administrative expenses:
  Commissions                 8,412,816     5,091,565   3,163,108  1,848,048
  Salaries                    5,643,863     3,950,062   1,894,696  1,329,798
  Other                       5,849,460     4,904,959   1,766,703  1,632,379
Interest expense                795,202       682,513     304,943    262,784
Cost of goods and services sold
  of the mortuaries
  and cemeteries              2,515,351     2,264,090     790,577    721,470
                            -----------   -----------   ---------  ---------
  Total benefits and
    expenses                 35,737,422    22,945,501  11,551,784  7,866,308

Earnings before income
   taxes                    $ 1,111,269   $   972,128 $   608,587$   131,870
Income tax expense             (368,844)     (224,615)   (209,431)   (30,284)
Minority interest income
  of subsidiary                (162,635)         --       (99,004)      --
                            -----------    -----------  ---------  ---------
    Net earnings            $   579,790       747,513     300,152    101,586
                            ===========    ==========   =========  =========
Net earnings per
  common share                    $0.13         $0.18       $0.07      $0.02
                                  =====         =====       =====      =====
  Weighted average outstanding
    common shares             4,380,510     4,220,488   4,335,339  4,249,563
                            ===========    ==========  ========== ==========
Net earnings per common
  share-assuming dilution         $0.13         $0.18      $0.07       $0.02
                                  =====         =====      =====       =====
  Weighted average outstanding
    common shares
    assuming-dilution         4,380,510     4,220,488  4,335,339   4,249,563
                             ==========    ========== ==========  ==========

See accompanying notes to consolidated financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                               September 30, 1999             December 31,
                                    (Unaudited)                   1998
                               ------------------             ------------
Assets:
-------
Insurance-related investments:
Fixed maturity securities
  held to maturity, at amortized cost   $40,504,259          $ 44,984,882
Fixed maturity securities available
  for sale, at market                    24,670,200            28,675,440
Equity securities available for sale,
  at market                               5,170,218             5,146,059
Mortgage loans on real estate            15,357,344            12,523,395
Real estate, net of accumulated
  depreciation                            7,890,150             7,866,151
Policy, student and other loans          11,102,574            11,493,637
Short-term investments                    3,345,919            11,543,540
                                        -----------         -------------
    Total insurance-related
      investments                       108,040,664           122,233,104
Restricted assets
  of cemeteries and mortuaries            4,201,724             4,098,877
Cash                                      8,032,183             6,670,996
Receivables:
  Trade contracts                         4,012,565             4,011,722
  Mortgage loans sold to investors       22,290,406            21,181,028
  Receivable from agents                  2,287,893             1,944,449
  Receivable from officers                  120,200               145,600
  Other                                   1,333,157             2,603,243
                                        -----------           -----------
    Total receivables                    30,044,221            29,886,042
  Allowance for doubtful accounts        (1,511,300)           (1,576,668)
                                        -----------           -----------
  Net receivables                        28,532,921            28,309,374
Policyholder accounts on deposit
  with reinsurer                          8,319,761             8,518,571
Land and improvements held for sale       8,473,149             8,405,725
Accrued investment income                 1,717,227             1,440,860
Deferred policy acquisition costs        10,211,461            10,501,281
Property, plant and equipment, net        9,529,125            10,682,085
Cost of insurance acquired               10,185,636            10,462,446
Excess of cost over net assets
  of acquired subsidiaries                1,332,993             1,414,910
Other                                     1,803,795               526,918
                                       ------------          ------------
    Total assets                       $200,380,639          $213,265,147
                                       ============          ============


See accompanying notes to consolidated financial statements.


                         SECURITY NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS (Continued)


                                        September 30, 1999       December 31,
                                            (Unaudited)              1998
                                        -------------------      -----------
Liabilities:
-----------
Future life, annuity, and other
  policy benefits                          $135,475,359          $134,899,870
Unearned premium reserve                      1,732,318             2,565,968
Line of credit for financing
  of mortgage loans                           1,204,802             7,577,248
Bank loans payable                            6,773,767            11,909,980
Notes and contracts payable                   3,203,730             3,399,272
Estimated future costs of pre-need sales      6,743,983             6,376,651
Payable to endowment care fund                  705,938               540,504
Accounts payable                                869,990             1,321,559
Funds held under reinsurance
  treaties                                    1,412,331             1,419,357
Other liabilities and
  accrued expenses                            3,801,928             3,787,385
Income taxes                                  5,935,186             6,008,537
                                           ------------          ------------
    Total liabilities                       167,859,332           179,806,331

Minority interest                             6,104,710             6,778,557

Stockholders' Equity:
Common stock:
    Class A: $2 par value, authorized
      10,000,000 shares, issued 4,618,935
      shares in 1999 and 4,617,330 shares
      in 1998                                 9,243,004             9,234,660
    Class C: $0.20 par value, authorized
      7,500,000 shares, issued 5,407,559
      shares in 1999 and 5,446,595 shares
      in 1998                                 1,080,998             1,089,319
                                            -----------          ------------
Total common stock                           10,324,002            10,323,979
Additional paid-in capital                    9,596,462             9,596,444
Accumulated other comprehensive
  income, net of deferred taxes                 643,010             1,081,113
Retained earnings                             8,054,532             7,474,783
Treasury stock at cost (826,291 Class
    A shares in 1999 and 692,993 Class A
    shares in 1998, and 59,028 Class C shares
    in 1999 and 1998)                        (2,201,409)           (1,796,060)
                                            -----------          ------------
Total stockholders' equity                   26,416,597            26,680,259
                                           ------------          ------------
  Total liabilities and
    stockholders' equity                   $200,380,639          $213,265,147
                                           ============          ============

See accompanying notes to consolidated financial statements.


                       SECURITY NATIONAL FINANCIAL CORPORATION
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                          Nine Months Ended September 30,
                                           1999                   1998
                                         -------                --------
Cash flows from operating activities:
    Net cash provided by (used in)
      operating activities              $ 1,783,920            $(7,367,462)

Cash flows from investing activities:
  Securities held to maturity:
    Purchase - fixed maturity securities      --                  (524,563)
    Calls and maturities - fixed
      maturity securities                 4,562,415              7,661,157
  Securities available for sale:
    Purchases - equity securities           (43,759)               (22,183)
    Sales - equity securities                  --                  165,085
    Calls and maturities - fixed
      maturity securities                 2,746,609                  --
  Purchases of short-term investments    (7,896,342)            (8,536,330)
  Sales of short-term investments        16,093,963              9,602,460
  Purchases of restricted assets           (102,847)              (181,201)
  Mortgage, policy, and other loans made (4,619,857)            (4,913,800)
  Payments received for mortgage,
    policy, and other loans               2,246,096              2,853,682
  Purchases of property, plant,
    and equipment                          (394,196)              (779,647)
  Purchases of real estate                 (368,051)              (684,815)
                                        -----------            -----------
        Net cash provided by
          investing activities           12,224,031              4,639,845
                                        -----------            -----------
Cash flows from financing activities:
  Annuity receipts                        7,848,532              1,980,007
  Annuity withdrawals                    (8,385,746)            (2,620,893)
  Repayment of bank loans and
    notes and contracts payable          (5,331,755)              (560,388)
  Purchase of treasury stock               (405,349)                  --
  Net change in line of credit
    for financing of mortgage loans      (6,372,446)             1,586,011
                                      -------------          -------------
  Net cash (used in) provided by
    financing activities                (12,646,764)               384,737
                                      -------------          -------------
Net change in cash                        1,361,187             (2,342,880)
Cash at beginning of period               6,670,996              3,408,179
                                      -------------          -------------
Cash at end of period                  $  8,032,183            $ 1,065,299
                                       ============           ============


See accompanying notes to consolidated financial statements.

        SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                          September 30, 1999
                             (Unaudited)


1.  Basis of Presentation
    ---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

2. Comprehensive Income
   --------------------
For the nine months ended September 30, 1999 and 1998, total comprehensive income amounted to $142,000 and $579,000, respectively.

For the three months ended September 30, 1999 and 1998, total comprehensive income (loss) amounted to $224,000 and $(91,000), respectively.


      SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                         September 30, 1999
                             (Unaudited)


3. Capital Stock

In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                    Nine Months Ended September 30,
                                  1999                      1998
                                 ------                   -------
Numerator:
   Net income                  $  579,790               $  747,513
                               ==========               ==========
Denominator:
   Denominator for basic
     earnings per share--
     weighted-average shares    4,380,510                4,220,488

   Effect of dilutive securities:
     Employee stock options
     Stock appreciation
       rights                      --                        --
                               -----------              -----------
   Dilutive potential
     common shares                 --                        --
                               -----------              ------------
   Denominator for diluted
     earnings per
     share-adjusted
     weighted-average
     shares and assumed
     conversions                4,380,510                4,220,488
                               ==========               ==========

   Basic earnings per share         $0.13                    $0.18
                                    =====                    =====

   Diluted earnings per share       $0.13                    $0.18
                                    =====                    =====

                                  Three Months Ended September 30,
                                     1999                  1998
                                    ------                ------
Numerator:
   Net income                    $300,152                  101,586
                                 ========                 ========
Denominator:
   Denominator for
     basic earnings per
     share-- weighted-
     average shares             4,335,339                4,249,563

   Effect of dilutive securities:
     Employee stock options
     Stock appreciation rights      --                       --
                                ----------               ----------
   Dilutive potential
     common shares                  --                       --
                                -----------              -----------
   Denominator for diluted
     earnings per share-adjusted
     weighted-average shares and
     assumed conversions        4,335,339                4,249,563
                               ==========               ==========

   Basic earnings per share         $0.07                    $0.02
                                    =====                    =====

   Diluted earnings per share       $0.07                    $0.02
                                    =====                    =====
There are no dilutive effects on net income for purpose of this calculation.

                SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
                                    September 30, 1999
                                       (Unaudited)


4. Business Segment

                                   Life        Cemetery/
                                 Insurance     Mortuary   Mortgage
                              -------------  ----------- ----------

For the Nine Months Ended
   September 30, 1999
--------------------------
   Revenues from external
         customers            $ 17,088,867  $ 8,190,945  $11,530,989
   Intersegment revenues         1,592,254        --           --

   Segment profit                  707,166     (143,693)     (48,313)

   Identifiable assets         181,051,469   34,303,219    3,243,131

For the Nine Months Ended
   September 30, 1998
--------------------------
   Revenues from external
         customers               8,853,981    7,523,480    7,528,725
   Intersegment revenues         1,071,262

   Segment profit                  634,314      (69,035)     176,757

   Identifiable assets         105,776,139   31,576,764    3,054,293

For the Three Months Ended
   September 30, 1999
---------------------------
   Revenues from external
         customers               5,352,226    2,567,912    4,213,504
   Intersegment revenues           593,166        --           --

   Segment profit                  445,253     (116,203)      53,863

For the Three Months Ended
   September 30, 1998
---------------------------
   Revenues from external
         customers               2,889,536    2,297,061    2,808,385
   Intersegment revenues           384,228        --           --

   Segment profit                  162,742     (235,280)      96,498



                SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
                                  September 30, 1999
                                      (Unaudited)


4. Business Segment

                                                  Reconciling
                                 Corporate           Items         Consolidated
                                ----------       ------------      ------------
For the Nine Months Ended
   September 30, 1999
-------------------------
   Revenues from external
         customers             $  37,890     $                  $  36,848,691
   Intersegment revenues       2,876,251       (4,468,505)              --

   Segment profit                596,109            --              1,111,269

   Identifiable assets         2,154,010      (20,371,190)        200,380,639

For the Nine Months Ended
   September 30, 1998
-------------------------
   Revenues from external
         customers               11,443            --             23,917,629
   Intersegment revenues        568,709       (1,639,971)              --

   Segment profit               230,092            --                972,128

   Identifiable assets        2,239,393      (13,019,413)        129,627,176

For the Three Months Ended
   September 30, 1999
---------------------------
   Revenues from external
         customers               26,729          --              12,160,371
   Intersegment revenues        960,070      (1,553,236)             --

   Segment profit               225,674           --                608,587

For the Three Months Ended
   September 30, 1998
---------------------------
   Revenues from external
         customers                3,206           --              7,998,178
   Intersegment revenues        190,090       (574,318)               --

   Segment profit               107,910           --                131,870

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

On December 17, 1998, the Company purchased all of the outstanding shares of common stock of Consolidare Enterprises, Inc., ("Consolidare") for a total cost of $12,248,194. As of September 30, 1999, Consolidare owns approximately 60.9% of the outstanding shares of common stock of Southern Security Life Insurance Company and all of the outstanding shares of stock of Insuradyne Corp.

The purchase of Consolidare, including its subsidiaries was accounted for using the purchase method of accounting. Thus the results of operations of the Company for the nine and three months ended September 30, 1998 do not include the results of Consolidare. In the Management's Discussion and Analysis of the Results of Operations, the results of Consolidare for the nine and three months ended September 30, 1999 have been excluded. See table "Consolidated Statements of Earnings without Consolidare and Subsidiaries" at the end of Management's Discussion and Analysis which shows the effect of excluding the results of Consolidare for the nine and three months ended September 30, 1999.

Including Consolidare, total revenues increased by $13,159,000, or 55.0%, to $37,077,000 for the nine months ended September 30, 1999, from $23,918,000 for the nine months ended September 30, 1998 and total benefits and expenses increased by $13,020,000 or 56.7%, to $35,966,000 for the nine months ended September 30, 1999, from $22,946,000 for the nine months ended September 30, 1998. Total revenues increased by $4,391,000, or 54.9%, to $12,389,000 for the three months ended September 30, 1999, from $7,998,000 for the three months ended September 30, 1998 and total benefits and expenses increased by $3,914,000, or 49.8% to $11,780,000 for the three months ended September 30, 1999, from $7,866,000 for the three months ended September 30, 1998. The results for Consolidare for the nine and three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, since the Company has not yet realized many of the reduced costs of consolidation of administrative functions and the implementation of new computer systems.

Results of Operations

Third Quarter of 1999 Compared to Third Quarter of 1998

Total revenues increased by $1,798,000, or 22.5%, to $9,796,000 for the three months ended September 30, 1999, from $7,998,000 for the three months ended September 30, 1998. Contributing to this increase in total revenues was a $1,259,000 increase in mortgage fee income, a $285,000 increase in net mortuary and cemetery sales, a $93,000 increase in insurance premiums and other considerations and a $164,000 increase in net investment income.

Insurance premiums and other considerations increased by $93,000, or 6.1%, to $1,600,000 for the three months ended September 30, 1999, from $1,507,000 for the comparable period in 1998. This increase was primarily due to an increase in new business.

Net investment income increased by $164,000, or 8.8%, to $2,039,000 for the three months ended September 30, 1999, from $1,875,000 for the comparable period in 1998. This increase was attributable to a higher yield on the Company's investments.

Net mortuary and cemetery sales increased by $285,000, or 13.6%, to $2,379,000 for the three months ended September 30, 1999, from $2,094,000 for the comparable period in 1998. This increase was the result of additional pre-need and at-need sales.

Mortgage fee income increased by $1,259,000, or 50.3%, to $3,763,000 for the three months ended September 30, 1999, from $2,504,000 for the comparable period in 1998. This increase was primarily attributable to more loan originations during the third quarter of 1999 due to the expansion of business activities in new geographic markets.

Total benefits and expenses were $9,417,000, or 96.1% of total revenues for the three months ended September 30 1999, as compared to $7,866,000, or 98.3% of total revenues for the comparable period in 1998.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $36,000, or 2.2%, to $1,706,000 for the three months ended September 30, 1999, from $1,670,000 for the comparable period in 1998. This increase was primarily the result of additional policies in force.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $54,000, or 13.4%, to $347,000, for the three months ended September 30, 1999, from $401,000 for the comparable period in 1998. This decrease was in line with actuarial assumptions.

General and administrative expenses increased by $1,458,000, or 30.3%, to $6,268,000 for the three months ended September 30, 1999, from $4,810,000 for the comparable period in 1998. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the third quarter of 1999 on account of the expansion of its business activities in new geographic markets.

Interest expense increased by $42,000, or 16.0%, to $305,000 for the three months ended September 30, 1999, from $263,000 for the comparable period in 1998. This increase was primarily due to additional bank borrowings required for the acquisition of Consolidare.

Cost of mortuaries and cemeteries goods and services sold increased by $69,000, or 9.6%, to $790,000 for the three months ended
September 30, 1999, from $721,000 for the comparable period in 1998. This increase was primarily related to an increase in pre-need and at-need sales.

Nine Months Ended September 30, 1999 as Compared to Nine Months
Ended September 30, 1998

Total revenues increased by $4,925,000, or 20.6%, to $28,843,000 for the nine months ended September 30, 1999, from $23,918,000 for the nine months ended September 30, 1998. Contributing to this increase in total revenues was a $3,796,000 increase in mortgage fee income, a $126,000 increase in realized gains on investments, a $261,000 increase in insurance premiums and other considerations, a $671,000 increase in net mortuary and cemetery sales, and a $55,000 increase in net investment income.

Insurance premiums and other considerations increased by $261,000, or 5.8%, to $4,784,000 for the nine months ended September 30, 1999, from $4,522,000 for the comparable period in 1998. This increase was primarily due to an increase in new business.

Net investment income increased by $55,000, or 1.0%, to $5,642,000 for the nine months ended September 30, 1999, from $5,587,000 for the comparable period in 1998. This increase was attributable to a higher yield on the Company's investments.

Net mortuary and cemetery sales increased by $671,000, or 9.6%, to $7,637,000 for the nine months ended September 30, 1999, from $6,966,000 for the comparable period in 1998. This increase was the result of additional pre-need and at-need sales.

Mortgage fee income increased by $3,796,000, or 56.8%, to $10,483,000 for the nine months ended September 30, 1999, from $6,687,000 for the comparable period in 1998. This increase was primarily attributable to more loan originations during 1999 due to the expansion of business activities in new geographic markets.

Total benefits and expenses were $28,120,000, or 97.5% of total revenues for the nine months ended September 30 1999, as compared to $22,946,000, or 95.9% of total revenues for the comparable period in 1998.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $242,000, or 4.8%, to $5,300,000 for the nine months ended September 30, 1999, from $5,058,000 for the comparable period in 1998. This increase was primarily the result of accumulative interest on policyholder funds and an increase in death claims.

Amortization of deferred policy acquisition costs and cost of insurance acquired increased by $38,000, or 3.8%, to $1,032,000 for the nine months ended September 30, 1999, from $994,000 for the comparable period in 1998. This increase was in line with the increase in revenues.

General and administrative expenses increased by $4,531,000 or 32.5%, to $18,477,000 for the nine months ended September 30, 1999, from $13,946,000 for the comparable period in 1998. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during 1999 on account of the expansion of its business activities in new geographic markets.

Interest expense increased by $113,000, or 16.5%, to $795,000 for the nine months ended September 30, 1999, from $682,000 for the comparable period in 1998. This increase was primarily due to the additional bank borrowings required for the acquisition of Consolidare.

Cost of mortuaries and cemeteries goods and services sold increased by $251,000, or 11.1%, to $2,515,000 for the nine months ended September 30, 1999, from $2,264,000 for the comparable period in 1998. This increase was primarily related to an increase in pre-need and at-need sales.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $65,174,000 as of September 30, 1999, compared to $73,660,000 as of December 31, 1998. This represents 60.3% and 60.3% of the total insurance-related investments as of September 30, 1999, and December 31, 1998, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At September 30, 1999, .4% ($460,000) and at December 31, 1998, .4%
($460,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 1999, and December 31, 1998, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $36,394,000 as of September 30, 1999, as compared to $41,990,000 as of December 31, 1998. Stockholders' equity as a percent of capitalization increased to 73% as of September 30, 1999, from 64% as of December 31, 1998.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1998 was 6.0% as compared to a rate of 11.7% for 1998. The 1999 lapse rate is approximately the same as 1998.

At September 30, 1999, $20,883,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiary cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

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


                SECURITY NATIONAL FINANCIAL CORPORATION
                          AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
                  Without Consolidare and Subsidiaries
          For the Nine Months Ended September 30, 1999 and 1998
                              (Unaudited)

                                                               Consolidare
                                                                   and
                                                              Subsidiaries
REVENUES:                               1999         1998         1999
--------                          ----------   -----------   ------------
Insurance premiums
  and other considerations       $ 10,008,484  $  4,522,461  $  5,224,546
Net investment income               7,663,760     5,587,104     2,021,328
Net mortuary and cemetery income    7,637,360     6,966,139         --
Realized gains on investments
   and other assets                   228,622       102,991         --
Mortgage fee income                10,483,052     6,687,379         --
Other                                 827,413        51,555       760,143
                                 ------------   -----------   -----------
  Total Revenues                   36,848,691    23,917,629     8,006,017
                                 ------------   -----------   -----------
BENEFITS AND EXPENSES:
Death benefits                      3,434,847     1,785,148     1,439,772
Surrenders and other
  policy benefits                   2,958,351       791,529     1,829,452
Increase in future policy benefits  2,355,085     2,481,246       179,228
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                3,772,447       994,389     2,739,983
General and administrative
  expenses:
    Commissions                     8,412,816     5,091,565       106,109
    Salaries                        5,643,863     3,950,062       860,271
    Other                           5,849,460     4,904,959       462,451
Interest expense                      795,202       682,513         --
Cost of mortuaries and cemeteries
  goods and services sold           2,515,351     2,264,090         --
                                  -----------   -----------    ----------
    Total benefits and expenses    35,737,422    22,945,501     7,617,266
                                  -----------   -----------    ----------

Earnings before income taxes        1,111,269       972,128       388,751

Income tax expense                   (368,844)     (224,615)     (140,397)
Minority interest in income
  of subsidiary                      (162,635)       --          (162,635)
                                  -----------   -----------    ----------
    Net earnings                  $   579,790   $   747,513    $   85,719



                    SECURITY NATIONAL FINANCIAL CORPORATION
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                      Without Consolidare and Subsidiaries
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                               Variance
                                     Without                    without
                                   Consolidare                Consolidare
                                       and                        and
                                  Subsidiaries               Subsidiaries
REVENUES:                             1999             Amount           Percent
--------                         -------------     ------------        --------
Insurance premiums
  and other considerations       $  4,783,938      $   261,477           5.8%
Net investment income               5,642,432           55,328           1.0
Net mortuary and cemetery income    7,637,360          671,221           9.6
Realized gains on investments
   and other assets                   228,622          125,631         122.0
Mortgage fee income                10,483,052        3,795,673          56.8
Other                                  67,270           15,715          30.5
                                -------------      -----------        ------
  Total Revenues                   28,842,674        4,925,045          20.6
                                -------------      -----------        -------
BENEFITS AND EXPENSES:
---------------------
Death benefits                      1,995,075          209,927          11.8
Surrenders and other
  policy benefits                   1,128,899          337,370          42.6
Increase in future policy benefits  2,175,857         (305,389)        (12.3)
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                1,032,464           38,075           3.8
General and administrative
  expenses:
    Commissions                     8,306,707        3,215,142          63.1
    Salaries                        4,783,592          833,530          21.1
    Other                           5,387,009          482,050           9.8
Interest expense                      795,202          112,689          16.5
Cost of mortuaries and cemeteries
  goods and services sold           2,515,351          251,261          11.1
                                  -----------       ----------        ------
    Total benefits and expenses    28,120,156        5,174,655          22.6
                                  -----------       ----------        ------
Earnings before income taxes          722,518         (249,610)        (25.7)

Income tax expense                   (228,447)          (3,832)          1.7
Minority interest in income
  of subsidiary                         --               --              --
                                  -----------      -----------        -----
    Net earnings                  $   494,071      $  (253,442)       (33.9)%
                                  ===========      ===========        =====

                          SECURITY NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF EARNINGS
                            Without Consolidare and Subsidiaries
                  For the Three Months Ended September 30, 1999 and 1998
                                       (Unaudited)




                                                               Consolidare
                                                                   and
                                                              Subsidiaries
REVENUES:                            1999           1998         1999
--------                         -----------     ----------   ------------
Insurance premiums
  and other considerations       $  3,648,476  $  1,507,587   $ 2,048,276
Net investment income               2,317,189     1,874,925       277,953
Net mortuary and cemetery income    2,379,157     2,093,755         --
Realized gains on investments
   and other assets                     2,964         4,892         --
Mortgage fee income                 3,763,234     2,503,984         --
Other                                  49,351        13,035        38,238
                                 ------------   -----------   -----------
  Total Revenues                   12,160,371     7,998,178     2,364,468
                                 ------------   -----------   -----------
BENEFITS AND EXPENSES:
---------------------
Death benefits                      1,051,554       663,101       449,723
Surrenders and other
  policy benefits                     422,918       250,818       189,118
Increase in future policy benefits    911,014       756,575        40,522
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                1,246,271       401,335       898,911
General and administrative
  expenses:
    Commissions                     3,163,108     1,848,048       136,429
    Salaries                        1,894,696     1,329,798       359,142
    Other                           1,766,703     1,632,379        60,694
Interest expense                      304,943       262,784         --
Cost of mortuaries and cemeteries
  goods and services sold             790,577       721,470         --
                                 ------------   -----------    ----------
    Total benefits and expenses    11,551,784     7,866,308     2,134,539
                                 ------------   -----------    ----------

Earnings before income taxes          608,587       131,870       229,929

Income tax expense                   (209,431)      (30,284)     (122,587)
Minority interest in income
  of subsidiary                       (99,004)        --          (99,004)
                                  -----------   -----------   -----------
    Net earnings                  $   300,152   $   101,586   $     8,338
                                  ===========   ===========   ===========

                        SECURITY NATIONAL FINANCIAL CORPORATION
                                  AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF EARNINGS
                         Without Consolidare and Subsidiaries
                For the Three Months Ended September 30, 1999 and 1998
                                                              (Unaudited)


                                                               Variance
                                     Without                    without
                                   Consolidare                Consolidare
                                       and                        and
                                  Subsidiaries               Subsidiaries
REVENUES:                             1999             Amount         Percent
---------                         ------------      ----------        -------
Insurance premiums
  and other considerations        $ 1,600,200       $   92,613         6.1%
Net investment income               2,039,236          164,311         8.8
Net mortuary and cemetery income    2,379,157          285,402        13.6
Realized gains on investments
   and other assets                     2,964           (1,928)      (39.4)
Mortgage fee income                 3,763,234        1,259,250        50.3
Other                                  11,112           (1,923)      (14.8)
                                  -----------       ----------       -----
  Total Revenues                    9,795,903        1,797,725        22.5
                                  -----------       ----------       -----
BENEFITS AND EXPENSES:
----------------------
Death benefits                        601,831          (61,270)       (9.2)
Surrenders and other
  policy benefits                     233,800          (17,018)       (6.8)
Increase in future policy benefits    870,492          113,917        15.1
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                  347,360          (53,975)      (13.4)
General and administrative
  expenses:
    Commissions                     3,026,679        1,178,631        63.8
    Salaries                        1,535,554          205,756        15.5
    Other                           1,706,009           73,630         4.5
Interest expense                      304,943           42,159        16.0
Cost of mortuaries and cemeteries
  goods and services sold             790,577           69,107         9.6
                                   ----------       ----------       -----
    Total benefits and expenses     9,417,245        1,550,937        19.7
                                   ----------       ----------       -----
Earnings before income taxes          378,658          246,788       187.1

Income tax expense                    (86,844)         (56,560)      186.8
Minority interest in income
  of subsidiary                         --               --           --
                                   ----------      -----------      ------
    Net earnings                   $  291,814      $   190,228       187.3%
                                   ==========      ===========      ======


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

          On March 13, 1998, a letter was sent by Eckard's counsel relative to a settlement proposal together with a draft complaint against the Company and Security National Life Insurance Company for filing in the United States District Court for the District of Utah. There was no material difference between the complaint prepared for filing in Utah and the amended complaint which had been filed in Indiana. The complaint was filed in Utah on August 13, 1998. Since its filing (the claims being the same as in the Indiana action), the treble damage claim (conversion) has been dismissed with prejudice. The contract claim is the remaining claim. Eckard claims a fee of $151,000 plus interest through July 31, 1999 of $168,729 (and claims interest continues to accrue), plus attorney's fees. The formal discovery period has ended. Eckard and the Company have both filed motions for summary judgment which have been argued and are pending decisions by the court. Although no prediction of outcome is given, management intends to vigorously defend the action.

          The Company has been named as a party in a lawsuit brought by Robert L. Anderson ("Anderson") in the Superior Court of San Diego, North County Judicial District, State of California. The complaint was filed on January 28, 1999 and pertains to the creation of the San Diego Memorial Park Partnership and the development of Singing Hills Memorial Park Cemetery. Anderson was denominated as a partner in the 1989 partnership agreement. He asserts that the Company did not carry out the partnership agreement in developing the property as a cemetery and residential lots and that instead the property was later acquired by California Memorial Estates, Inc., a subsidiary of the Company, and developed. Anderson asserts a claim for lost profits because of alleged breach of the partnership agreement and further asserts breach of fiduciary duty, actual fraud, constructive fraud, asks for an accounting, and alleges conspiracy and declaratory relief. He seeks punitive damages, legal fees and costs. Formal discovery is in process. At this juncture, with discovery in process, no complete evaluation has been made. Management, however, intends to vigorously defend the matter and believes that Anderson did not perform as required and that he has no bona fide basis to complain.

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


                         REGISTRANT
           SECURITY NATIONAL FINANCIAL CORPORATION
           ---------------------------------------
                         Registrant



DATED: November 19, 1999       By:   George R. Quist,
       -----------------             ---------------
                                     President and Chief
                                     Executive Officer
                                     (Principal Executive
                                     Officer)


DATED: November 19, 1999       By:   Scott M. Quist
       -----------------             --------------
                                     First Vice President,
                                     General Counsel and
                                     Treasurer (Principal
                                     Financial and Accounting
                                     Officer)