Form 10-K
period 1999-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2000-04-14
CIK 318673

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1999, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                          Commission File Number 0-9341

                     Security National Financial Corporation
             (Exact name of registrant as specified in its Charter)

           UTAH                                            87-0345941
----------------------------------                      ------------------
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                     Identification Number)

         5300 South 360 West, Suite 250                         84123
            Salt Lake City, Utah                        -----------------
------------------------------------------                  (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:       (801) 264-1060
                                                        -----------------

Securities registered pursuant to Section 12(d) of the Act:

                                                     Name of each exchange
Title of each Class                                   on which registered
-------------------                                  --------------------
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

                                                     Yes [X]  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non- affiliates of the registrant as of March 31, 2000 was approximately $11,206,000.

As of March 31, 2000, registrant had issued and outstanding 3,897,592 shares of Class A Common Stock and 5,493,372 shares of Class C Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

The design and structure of the Company is that each segment is related to the others and contributes to the profitability of the other segments of the Company. Because of the increasing cemetery and mortuary operations in Utah and Arizona, the Company enjoys a level of public awareness that assists in the sales and marketing of insurance and pre-need cemetery and funeral products. Security National Life Insurance Company ("Security National Life") invests its assets (representing in part the pre-paid funerals) in investments authorized by the Insurance Departments of the States of Florida and Utah. One such investment authorized by the Insurance Departments is high quality mortgage loans. Thus, while each segment is a profit center on a stand-alone basis, this horizontal integration of each segment will lead to improved profitability of the Company. The Company is also pursuing growth through acquisitions of both life insurance companies and cemeteries and mortuaries. The Company's acquisition business plan is based on reducing overhead cost of the acquired company by utilizing existing personnel, management, and technology while still providing quality service to the customers and policyholders.

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

         Markets and Distribution

The Company is licensed to sell insurance in 34 states. The Company, in marketing its life insurance products, seeks to locate, develop and service specific "niche" markets. A "niche" market is an identifiable market which the Company believes is not emphasized by most insurers. The Company generally sells its life insurance products to people of middle age who have a need for insurance to protect the income of the wage earner of the family, to pay off debts at the time of death and for other estate planning purposes. Funeral plan policies are sold primarily to persons who range in age from 45 to 75. Even though people of all ages and income levels purchase funeral plans, the Company believes that the highest percentage of funeral plan purchasers are individuals who are older than 45 and have low to moderate income. A majority of the Company's funeral plan premiums come from the states of Arizona, Colorado, Idaho, Nevada, Oklahoma, Texas and Utah, and a majority of the Company's non-funeral plan life insurance premiums come from the states of Alabama, California, Florida, Georgia, Louisiana, New Mexico, South Carolina and Utah.

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

In marketing the funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 1999:

                         1999        1998          1997        1996       1995
                         ----        ----          ----        ----       ----
Life
 Insurance

Policy/Cert.
    Count as of
    December 31        75,808(1)   69,895(1)        43,213    42,034    42,711
Insurance
    in force
    as of December 31
    (omitted 000)   2,113,893(1)   2,123,734(1)    648,906   546,213   530,688
Premiums
    Collected (omitted
     000)            15,261(1)        5,718          5,732     5,765     5,819

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

                 Age Nearest                     Non-Medical
                   Birthday                         Limits
                 ------------                    -----------
                     0-50                          $75,000
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

     Markets and Distribution

The general market for all of the Company's annuities is middle to older age individuals who wish to save or invest their money in a tax deferred environment, having relatively high yields. The Company currently markets its annuities primarily in the states of Arizona, New Mexico, Oklahoma, Texas and Utah.

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

The following table summarizes the annuity business for the five years ended December 31, 1999:

                      1999         1998        1997         1996         1995
                      ----         ----        ----         ----         ----
Annuities
Policy/Cert.
    Count as of
    December 31     8,369(1)      7,890(1)      7,434       7,049       6,893
Deposits
    Collected
(omitted 000)       3,906(1)      2,770         2,521       2,859       2,375

(1) Includes acquisition of Southern Security Life Insurance Company on December 17, 1998.

Accident and Health

    Products

Prior to the acquisition of Capital Investors Life in December 1994, the Company did not actively market accident and health products. With the acquisition of Capital Investors Life, the Company acquired a block of accident and health policies which pay limited benefits to policyholders. The Company is currently offering a low-cost comprehensive diver's accident policy and a limited cancer benefit policy. The diver's policy provides world-wide coverage for medical expense reimbursement and life insurance in the event of diving or water sports accidents. The cancer policy provides a lump sum payment for the occurrence of cancer.

    Markets and Distribution

The Company currently markets its diver's policy through water sports magazine advertising and dive shops throughout the world. The Company pays direct commissions ranging from 15% to 30% for new business generated.

The following table summarizes the accident and health business for the five years ended December 31, 1999:

                      1999       1998        1997        1996         1995
                      ----       ----        ----        ----         ----
Accident
  and Health

Policy/Cert.
    Count as of
    December 31    24,078(1)     27,201(1)   30,250     33,639       37,302
Premiums
    Collected
(omitted 000)         549(1)        375         430        493          569

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

The Company's policy is to retain no more than $50,000 of ordinary insurance per insured life. Excess risk is reinsured. The total amount of life insurance in force at December 31, 1999, reinsured by other companies aggregated $296,936,000, representing approximately 14% of the Company's life insurance in force on that date.

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

Cemetery and Mortuary

    Products

The  Company  has  six  wholly-owned   cemeteries  and  fourteen  wholly-  owned
mortuaries. The cemeteries are non- denominational. Through its cemetery and mortuary operations, the Company markets a variety of products and services both on a pre-need basis (prior to death) and an at-need basis (at the time of death). The products include grave spaces, interment vaults, mausoleum crypts and niches, markers, caskets, flowers and other related products. The services include professional services of funeral directors, opening and closing of graves, use of chapels and viewing rooms, and use of automobiles and clothing. The Company has a funeral chapel at each of its cemeteries other than Holladay Memorial Park and Singing Hills Memorial Park and has ten separate stand-alone mortuary facilities. The Company's cemetery and mortuary business increased with the acquisition of Holladay Memorial Park, Inc., Cottonwood

Mortuary, Inc. and Deseret Memorial, Inc. in September 1991, the acquisition of Sunset Funeral Home, Inc. in January 1994, the acquisition of Greer-Wilson Funeral Home, Inc. in April 1995, and the acquisition of Crystal Rose Funeral Home in February 1997.

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

    Markets and Distribution

The Company's mortgage lending services are marketed primarily to individual homeowners and businesses who are located in the area known as the "Wasatch Front," covering approximately 100 miles between Provo, Salt Lake City and Ogden, Utah, with the greatest concentration of sales being in the greater Salt Lake City area and in Valencia and Sacramento, California, Orlando, Florida and Colorado Springs, Colorado. The typical loan size for residential loans ranges from $40,000 to $150,000, and for commercial loans from $200,000 to $750,000.

The Company's mortgage loan originations are through full time mortgage loan officers and wholesale brokers who are paid a sales commission ranging between
 .40% to 3.0% of the loan amount. Prospective customers are located through contacts with builders, real estate agents, and door-to-door canvassing.

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

    SSLIC Holding Company

On December 17, 1998, the Company completed the acquisition of SSLIC Holding Company, (formerly Consolidare Enterprises, Inc.), a Florida corporation ("SSLIC Holding") pursuant to the terms of the Acquisition Agreement which the Company entered into on April 17, 1998 with SSLIC Holding and certain shareholders of SSLIC Holding for the purchase of all of the outstanding shares of common stock of SSLIC Holding and all of the outstanding shares of stock of Insurandyne Corp., a Florida Corporation ("Insuradyne"). As of December 31, 1999, SSLIC Holding owns approximately 61.3% of the outstanding shares of common stock of Southern Security Life Insurance Company, a Florida corporation ("Southern
Security"). Southern Security is a Florida domiciled insurance company with total assets as of December 31, 1999, of approximately $77.2 million. Southern Security is currently licensed to transact business in 14 states. Southern Security is also a reporting company under Section 13 of the Securities Exchange Act of 1934. Reference is made to Southern Security's annual report on Form 10-K for the year ended December 31, 1999, which was filed with the Securities Exchange Commission on March 30, 2000, Commission File No. 2-35669.

    Menlo Life Insurance Company

On June 30, 1999 the Company entered into a Coinsurance and Assumption Agreement (the "Agreement") with Menlo Life Insurance Company ("Menlo Life"), wherein the Company has assumed 100% of the policies in force of Menlo Life. The Agreement was not in effect until it was approved by Menlo Life's domiciled state of Arizona and the state of California. These approvals were obtained on September 9, 1999 for the Arizona Insurance Department, and on December 9, 1999 for the California Insurance Department.

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

The cemetery and mortuary industry is also highly competitive. In the Salt Lake City, Phoenix and San Diego areas in which the Company competes, there are a number of cemeteries and mortuaries which have longer business histories, more established positions in the community and stronger financial positions than the Company. In addition, some of the cemeteries with which the Company must compete for sales are owned by municipalities and, as a result, can offer lower prices than can the Company. The Company bears the cost of a pre-need sales program that is not incurred by those competitors that do not have a pre-need sales force. The Company believes that its products and prices are generally competitive with those in the industry.

The mortgage loan industry is highly competitive with several mortgage companies and banks in the same geographic area in which the Company is operating which have longer business histories and more established positions in the community. The refinancing market is particularly vulnerable to changes in interest rates.

Employees

As of December 31, 1999, the Company employed 206 full-time and 34 part-time employees.

Item 2.  Properties

The following table sets forth the location of the Company's office facilities and certain other information relating to these properties.

                                                                 Approximate
                                                  Owned            Square
     Location                   Function         Leased            Footage
     --------                   --------         ------            -------
  5300 So. 360 West            Corporate
  Salt Lake City, UT           Headquarters     Owned(1)           33,000

  1603 Thirteenth St.          District
  Lubbock, TX                   Sales Office    Owned(2)            5,000

  755 Rinehart Rd.             Subsidiary
  Lake Mary, FL                Headquarters     Owned(3)           27,000

  (1) The Company leases an additional 6,400 square feet of the facility to unrelated third parties for approximately $98,000 per year, under leases which expire at various dates after 1999.

  (2) The Company leases an additional 2,766 square feet of the facility to unrelated third parties for approximately $15,000 per year, under leases which expire at various dates after 1999.

  (3) The Company leases an additional 5,747 square feet of the facility to unrelated third parties for approximately $109,000 per year, under leases which expire at various dates after 1999.

The Company believes the office facilities it occupies are in good operating condition, are adequate for current operations and has no plan to build or acquire additional office facilities. The Company believes its office facilities are adequate for handling business in the foreseeable future.

The following table summarizes the location and acreage of the six Company owned cemeteries:

                                                                                   Net Saleable Acreage
                                                                                      Acres
                                                                                     Sold as      Total
Name of                                        Date    Developed    Total           Cemetery   Available
 Cemetery             Location              Acquired  Acreage(1)  Acreage(1)         Spaces(2)  Acreage(1)
------------          --------              --------- ----------  ----------         ---------  ----------
Memorial Estates, Inc.:

  Lakeview
     Cemetery(3)     1700 E. Lakeview Dr.
                     Bountiful, UT            1973       6              40            7            33

  Mountain View
     Cemetery(3)     3115 E. 7800 So.
                     Salt Lake City, UT       1973      26              54           16            38

  Redwood
     Cemetery(3)(5)  6500 So. Redwood Rd.
                     West Jordan, UT          1973      40              78           34            44

  Holladay Memorial
     Park(4)(5)      4800 So. Memory Lane
                     Holladay, UT             1991       6              14            5             9

  Lakehills
    Cemetery(4)      10055 So. State
                     Sandy, UT                1991      12              44            6            38
  Singing Hills
     Memorial
     Park(6)         2798 Dehesa Rd.
                     El Cajon, CA             1995       6              35            1            34

                                       13

     (1) The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company's inspection of the cemeteries.

     (2) Includes spaces sold for cash and installment contract sales. (3) As of December 31, 1999, there were mortgages of approximately $71,600 collateralized by the property and facilities at Memorial Estates Lakeview, Mountain View and Redwood Cemeteries.

     (4) As of December 31, 1999, there were mortgages of approximately $1,925,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary.

     (5)  These cemeteries  include two granite  mausoleums.

     (6) As of December 31, 1999, there was a mortgage of approximately $727,800 collateralized by the property.




The following table summarizes the location, square footage and the number of viewing rooms and chapels of the fourteen Company owned mortuaries:

 Name of                                           Date      Viewing               Square
 Mortuary                Location                Acquired    Room(s)   Chapel(s)   Footage
-----------------        ------------           ----------  --------   ---------  ----------
Memorial Mortuary     5850 South 900 East
                      Salt Lake City, UT            1973       3          1        20,000

Memorial Estates, Inc.:

  Redwood Mortuary    6500 South Redwood Rd.
                      West Jordan, UT               1973       2          1        10,000

  Mountain View
     Mortuary         3115 East 7800 South
                      Salt Lake City, UT            1973       2          1        16,000
  Lakeview
     Mortuary         1700 East Lakeview Dr.
                      Bountiful, UT                 1973       0          1         5,500

Paradise Chapel
  Funeral Home        3934 East Indian
                      School Road
                      Phoenix, AZ                   1989       2          1         9,800

Deseret Memorial, Inc.:
  Colonial
     Mortuary(2)      2128 South State St.
                      Salt Lake City, UT            1991       1          1        14,500

  Deseret
     Mortuary(2)      36 East 700 South
                      Salt Lake City, UT            1991       2          2        36,300

  Lakehills
     Mortuary         10055 South State St.
                      Sandy, UT                     1991       2          1        18,000

Cottonwood
  Mortuary(2)         4670 South Highland Dr.
                      Salt Lake City, UT            1991       2          1        14,500

Camelback Sunset
  Funeral Home(1)     301 West Camelback Rd.
                      Phoenix, AZ                   1994       2          1        11,000



  Name of                                Date      Viewing               Square
 Mortuary             Location         Acquired    Room(s)   Chapel(s)   Footage
------------          --------         --------    -------   ---------   -------
Greer-Wilson:

  Greer-Wilson
  Funeral Home      5921 West Thomas Road
                    Phoenix, AZ          1995        2           2      25,000

  Tolleson
     Funeral Home   9386 West VanBuren
                    Tolleson, AZ         1995        0           1       3,460

  Avondale
     Funeral Home   218 North Central
                    Avondale, AZ         1995        1           1       1,850
Crystal Rose
  Funeral Home(3)   9155 W. VanBuren
                    Tolleson, AZ         1997        0           1       9,000

     (1) As of December 31, 1999 there were mortgages of approximately $370,700 collateralized by the property and facilities of Camelback Sunset Funeral Home.

     (2) As of December 31, 1999, there were mortgages of approximately $1,925,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary.

     (3) As of December 31, 1999, there was a mortgage of approximately $206,400, collateralized by the property and facilities of Crystal Rose Funeral Home.

Item 3.  Legal Proceedings

Security National Mortgage Company ("Security National Mortgage"), a wholly-owned subsidiary of the Company, has been notified that it may be subject to an administrative action by the U.S. Department of Housing and Urban Development ("HUD"). By way of letter from HUD to Security National Mortgage dated February 15, 2000 and received on February 25, 2000, Security National Mortgage was advised "that the Mortgage Review Board" of HUD "is considering an administrative action against Security National Mortgage .... pursuant to 24 CFR
Part 25 ... and a civil money penalty  pursuant to 24 CFR part 30 ....".  In the letter, HUD set forth alleged violations of HUD/Federal Housing Administration ("FHA") requirements which included among such violations: (1) failure to comply with Security National Mortgage's own policy and procedures outlined in a July 17, 1997 letter to HUD; (2) acceptance of loans originated by personnel not employed by or not exclusively employed by Security National Mortgage; (3) acceptance of loans originated by non-HUD approved entities; (4) payment of fees and compensation to unauthorized entities or individuals in connection with FHA insured mortgages; and (5) certification of inaccurate HUD's.

Concerning the administrative action by HUD relating to the above allegations, dependent upon the facts and circumstances, HUD asserts it has alternatives such as taking no action, issuing a letter of reprimand, placing Security National Mortgage on probation or even suspending or withdrawing Security National Mortgage's approval function as a HUD/FHA lender. With respect to any civil money penalty, which could be in addition to the foregoing, the letter from HUD states that the "amount of the civil penalty shall not exceed $5,500 for each such listed or described violation" and that a "continuing violation may constitute a separate violation for each day that violation continues".

Security National Mortgage is allowed to respond in writing to what is asserted by HUD and the procedure permits at a future time, if necessary, an evidentiary hearing. At this stage a complete evaluation of the matter has not been made. Management, however, recognizes the serious alternative sanctions claimed by HUD to be available to it including the sanction of the loss of the ability to do FHA lending work. Thus, management recognizes the great importance and need for an appropriate written response to the letter to be filed with HUD and the need to do what is necessary to see that Security National Mortgage's understanding of the matter is fairly and properly presented to HUD.

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

Period (Calendar Year)                                        Price Range
                                                            High         Low
                                                           ------       ------
         1998

              First Quarter................................3.97          3.57
              Second Quarter...............................4.29          3.57
              Third Quarter................................3.99          3.10
              Fourth Quarter...............................3.27          2.92

         1999

              First Quarter................................3.57          2.62
              Second Quarter...............................3.25          2.75
              Third Quarter................................3.63          2.94
              Fourth Quarter...............................3.63          3.00

         2000

              First Quarter................................4.50          2.88

The above sales prices have been adjusted for the effect of annual stock dividends.

The Class C Common Stock is not actively traded, although there are occasional transactions in such stock by brokerage firms. (See Note 11 to the Consolidated Financial Statements.)

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C Common Stock was paid in the years 1989 through 1999.

As of March 31, 2000, there were 4,720 record holders of Class A Common Stock and 141 record holders of Class C Common Stock.

Item 6.  Selected Financial Data - The Company and Subsidiaries (Consolidated)
------------------------------------------------------------------------------

The following selected financial data for each of the five years in the period ended December 31, 1999, are derived from the audited consolidated financial statements. The data as of December 31, 1999 and 1998, and for the three years ended December 31, 1999, should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Consolidated Statement of Earnings Data:

                                                                   Year Ended December 31,
                                                    --------------------------------------------------

                                    1999(4)                1998               1997(2)          1996             1995(1)
                                    ----                   ----               ----             ----            -------
Revenue
Premiums                          $13,176,000        $ 5,916,000         $ 6,141,000        $ 5,666,000       $ 5,796,000
Net investment income              10,631,000          7,459,000           7,140,000          7,517,000         6,680,000
Net mortuary and
  cemetery income                  10,178,000          9,226,000           9,231,000          8,138,000         8,238,000
Realized gains on
  investments                         313,000             74,000             253,000            290,000           333,000
Mortgage fee income                14,503,000         10,082,000           5,662,000          8,237,000         4,943,000
Other                                 856,000             63,000              48,000             75,000            71,000
                                 ------------        -----------         -----------        -----------       -----------
Total revenue                      49,657,000         32,820,000          28,475,000         29,923,000        26,061,000
                                 ------------        -----------         -----------        -----------       -----------

Expenses

Policyholder benefits              11,976,000          6,932,000           6,669,000        $ 6,341,000       $ 6,111,000
Amortization of deferred
  policy acquisition costs          4,858,000          1,274,000           1,132,000          1,240,000         1,150,000
General and admini-
  strative expenses                26,959,000         19,649,000          15,361,000         17,292,000        13,019,000
Interest expense                    1,119,000            999,000             948,000          1,318,000         1,208,000
Cost of goods & services
  of the mortuaries
  & cemeteries                      3,295,000          2,940,000           2,696,000          2,355,000         2,314,000
                                  -----------        -----------         -----------        -----------       -----------
Total benefits & expenses          48,207,000         31,794,000          26,806,000         28,546,000        23,802,000
                                  -----------        -----------         -----------        -----------       -----------
Income before
  income tax expense                1,450,000          1,026,000           1,669,000          1,377,000         2,259,000
Income tax expense                   (230,000)          (255,000)           (360,000)          (139,000)         (728,000)
Minority interest in
  (income) loss of
   subsidiary                        (244,000)             --                  --                --                20,000
                                  -----------        -----------          ----------       ------------       -----------
Net earnings                      $   976,000        $   771,000          $1,309,000       $  1,238,000       $ 1,551,000
                                  ===========        ===========          ==========       ============       ===========

Net earnings per
   common share(3)                      $0.22              $0.18               $0.33              $0.33             $0.44
                                        =====              =====               =====              =====             =====
Weighted average out-
  standing common shares           4,397,000          4,273,000            3,988,000          3,750,000         3,508,000
Net earnings per common
   share-assuming dilution(3)           $0.22              $0.18               $0.32              $0.32             $0.43
                                        =====              =====               =====              =====             =====
Weighted average out-
   standing common shares-
   assuming dilution                4,397,000          4,273,000           4,093,000          3,856,000         3,576,000





Balance Sheet Data:

                                                                  Year Ended December 31,
                                                  -----------------------------------------------------
                                   1999              1998(4)               1997(2)           1996              1995(1)
                                   ----              ----                  ------            ----               ----

Assets
--------
Investments and
  restricted assets           $ 113,208,000      $126,332,000         $ 81,039,000       $ 78,638,000       $ 80,815,000
Cash                             12,423,000         6,671,000            3,408,000          3,301,000          7,710,000
Receivables                      38,074,000        28,309,000           15,224,000         17,070,000         24,177,000
Other assets                     50,593,000        51,953,000           25,781,000         25,701,000         25,511,000
                               ------------      ------------         ------------       ------------       ------------
Total assets                   $214,298,000      $213,265,000         $125,452,000       $124,710,000       $138,213,000
                               ============      ============         ============       ============       ============

Liabilities
-----------
Policyholder
  benefits                     $140,368,000       137,466,000         $ 77,890,000       $ 76,962,000       $ 76,868,000
Notes & contracts
  payable                        23,341,000        22,887,000            9,981,000         12,490,000         27,129,000
Cemetery & mortuary
  liabilities                     6,638,000         6,917,000            6,116,000          5,946,000          6,078,000
Other liabilities                11,415,000        12,536,000            6,070,000          5,844,000          6,219,000
                               ------------      ------------         ------------       ------------       ------------
Total liabilities               181,762,000       179,806,000          100,057,000        101,242,000        116,294,000
                               ------------      ------------         ------------       ------------       ------------

Minority interest                 6,046,000         6,779,000               --                 --                 --

Stockholders' equity             26,490,000        26,680,000           25,395,000         23,468,000         21,919,000
                               ------------      ------------         ------------       ------------       ------------
Total liabilities and
  stockholders' equity         $214,298,000      $213,265,000         $125,452,000       $124,710,000       $138,213,000
                               ============      ============         ============       ============       ============


     (1) Only includes Evergreen Memorial Park for the first eleven months of 1995 and the assets and liabilities of Civil Service Employees Life Insurance Company as of December 31, 1995.

     (2) Reflects the acquisition of Crystal Rose Funeral Home as of February 1997.

     (3) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the audited consolidated financial statements.

     (4) Reflects the acquisition of SSLIC Holding Company and subsidiaries as of December 17, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     --------------------------------------------------------------------------

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

On December 17, 1998, the Company purchased all of the outstanding shares of common stock of SSLIC Holding Company ("SSLIC Holding") (formerly "Consolidare Enterprises, Inc.") and Insuradyne Corporation ("Insuradyne") for a total cost of $12,248,194. As of December 31, 1999, SSLIC Holding owns approximately 61.3% of the outstanding shares of common stock of Southern Security Life Insurance Company ("Southern Security").

The purchase of SSLIC Holding, including Insuradyne, was accounted for using the purchase method of accounting. Thus the results of operations of the Company for the twelve months ended December 31, 1998 do not include the results of SSLIC Holding and Insuradyne. In the Management's Discussion and Analysis of the Results of Operations, the results of SSLIC Holding and Insuradyne for the twelve months ended December 31, 1999 have been excluded. The following Consolidated Statements of Earnings shows the effect of excluding the results of SSLIC Holding and Insuradyne for the twelve months ended December 31, 1999.

                                                                                       Without
                                                                                        SSLIC                  Variance
                                                                    SSLIC Holding       Holding                without
                                                                      Southern         Southern             SSLIC Holding
                                                                      Security         Security           Southern Security
                                                                     Insuradyne       Insuradyne             Insuradyne
REVENUES:                                1999            1998           1999             1999           Amount          Percent
---------                                ----            ----        ------------     ------------     ------           -------
Insurance premiums
  and other considerations          $ 13,175,825   $  5,915,659     $  6,901,546     $  6,274,279     $   358,620        6.1%
Net investment income                 10,631,302      7,458,743        2,938,745        7,692,557         233,814        3.1
Net mortuary and cemetery income      10,178,246      9,225,801            --          10,178,246         952,445       10.3
Realized gains on investments
   and other assets                      313,013         74,121            --             313,013         238,892      322.3
Mortgage fee income                   14,503,388     10,082,330            --          14,503,388       4,421,058       43.8
Other                                    855,604         62,949          715,128          140,476          77,527      123.2
                                     -----------   ------------       ----------      -----------     -----------     ------
   Total Revenues                     49,657,378     32,819,603       10,555,419       39,101,959       6,282,356       19.1
                                     -----------   ------------       ----------      -----------     -----------     ------

BENEFITS AND EXPENSES:
---------------------
Death benefits                         4,780,063      2,432,822        1,917,134        2,862,929         430,107       17.7
Surrenders and other
   policy benefits                     1,494,863      1,145,812           88,208        1,406,655         260,843       22.8
Increase in future policy benefits     5,700,784      3,353,287        2,448,222        3,252,562        (100,725)      (3.0)
Amortization of deferred policy
   acquisition costs and cost of
   insurance acquired                  4,857,662      1,273,394        3,592,217        1,265,445          (7,949)      (0.6)
General and administrative
   expenses:
      Commissions                     11,850,763      7,618,335          364,848       11,485,915       3,867,580       50.8
      Salaries                         7,409,298      5,358,743        1,063,533        6,345,765         987,022       18.4
      Other                            7,698,779      6,671,823          550,282        7,148,497         476,674        7.1






Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------------------------

Overview

                                                                                          Without
                                                                                           SSLIC              Variance
                                                                       SSLIC Holding      Holding              without
                                                                        Southern          Southern           SSLIC Holding
                                                                        Security          Security         Southern Security
                                                                       Insuradyne        Insuradyne            Insuradyne
REVENUES:                                 1999             1998           1999             1999          Amount          Percent
----------                                ----             ----       ------------     ------------      ------          -------
Interest expense                       1,119,402        999,123         116,977         1,002,425         3,302            0.3
Cost of mortuaries and cemeteries
   goods and services sold             3,294,983      2,940,220          --             3,294,983       354,763           12.1
                                     -----------      ---------    ------------       -----------   -----------          -----
      Total benefits and expenses     48,206,597     31,793,559      10,141,421        38,065,176     6,271,617           19.7
                                     -----------   ------------    ------------       -----------   -----------          -----

Earnings before income taxes           1,450,781      1,026,044         413,998         1,036,783        10,739            1.0

Income tax expense                      (230,516)      (254,815)        (25,803)         (204,713)       50,102           19.7
Minority interest in income
   of subsidiary                        (244,370)        --            (244,370)            --             --              --
                                     -----------    -----------      ----------       -----------   -----------         ------
      Net earnings                   $   975,895    $   771,229      $  143,825       $   832,070   $    60,841           7.9%
                                     ===========    ===========      ==========       ===========   ===========        =======



Results of Operations

1999 Compared to 1998

Total revenues increased by $6,282,000, or 19.1%, from $32,820,000 for fiscal year 1998 to $39,102,000 for fiscal year 1999. Insurance premiums and other considerations increased by $359,000, net investment income increased by $234,000, net mortuary and cemetery sales increased by $952,000, mortgage fee income increased by $4,421,000, and realized gains on investments and other assets increased by $239,000.

Insurance  premiums  and  other  considerations   increased  by  $359,000,  from
$5,915,000 in 1998 to $6,274,000 in 1999. This increase was primarily attributed to additional new business.

Net investment income increased by $234,000, from $7,459,000 in 1998 to $7,693,000 in 1999. This increase was primarily the result of the reinvestment of the Company's bonds which matured or were called in 1999 into mortgage loans having higher long-term rates.

Net mortuary and cemetery sales increased by $952,000, from $9,226,000 in 1998 to $10,178,000 in 1999. This increase was primarily from additional pre-need and at-need sales.

Mortgage fee income increased by $4,421,000, from $10,082,000 in 1998 to $14,503,000 in 1999. This increase was primarily attributable to more loan originations made by the Company's mortgage subsidiary in 1999 due to the expansion of business activities in new geographic markets.

Total benefits and expenses were $38,065,000 for 1999, which constituted 97% of the Company's total revenues, as compared to $31,794,000, or 97% of the Company's total revenues for 1998.

During 1999, there was a net increase of $590,000 in death benefits, surrender and other policy benefits, and an increase in future policy benefits from $6,932,000 in 1998 to $7,522,000 in 1999. This increase was primarily due to additional interest credited on annuities and reserve increases on traditional products and additional death claims. These increases were reasonable based on the underlying actuarial assumptions.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $8,000, from $1,273,000 in 1998 to $1,265,000 in 1999. This decrease was reasonable based on the underlying actuarial assumptions.

General and administrative expenses increased by $5,331,000, from $19,649,000 in 1998 to $24,980,000 in 1999. Commission expenses increased by $3,868,000, from $7,618,000 in 1998 to $11,486,000 in 1999. Salaries increased $987,000 from
$5,359,000 in 1998 to $6,346,000 in 1999.  Other  expenses  increased  $477,000, from $6,671,000 in 1998 to $7,148,000 in 1999. These increases were primarily the result of an increased number of loan originations made by the Company's mortgage subsidiary in 1999.

Interest expense increased by $3,000, from $999,000 in 1998 to $1,002,000 in 1999. This increase was primarily due to more loan originations from the Company's mortgage subsidiary being funded by third parties in 1999.

Cost of the mortuary and cemetery goods and services sold increased by $355,000, from $2,940,000 in 1998 to $3,295,000 in 1999. This increase was primarily due to the increase in pre-need and at-need sales.

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

The Company's investment policy is to invest predominately in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $64,518,000 at amortized cost as of December 31, 1999 compared to $72,715,000 at amortized cost as of December 31, 1998. This represents 42% of the total insurance related investments in 1999 as compared to 48 % in 1998. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At December 31, 1999, 1.54% ($994,000) and at December 31, 1998, .64% ($469,000) of the
Company's total invested assets were invested in bonds in rating categories three through six which are considered non-investment grade.

If market conditions were to cause interest rates to change, the market value of the fixed income portfolio (approximately $82,499,000) could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

                 -200 bps   -100 bps   +100 bps   +200 bps
                 -----------------------------------------
Change in
   Market Value
   (in thousands)  $11,361   $5,389    $(5,122)   $(9,783)

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 1999 and 1998, the life subsidiaries exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $41,144,000 and $41,989,000 as of December 31, 1999 and 1998,
respectively. Stockholders' equity as a percent of total capitalization was 64% as of December 31, 1999 and 1998.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1999 was 10%, as compared to a rate of 15% in 1998.

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

On December 17, 1998, the Company completed the acquisition of Consolidare Enterprises, Inc., a Florida corporation ("Consolidare") pursuant to the terms of the Acquisition Agreement which the Company entered into on April 17, 1998 with Consolidare and certain shareholders of Consolidare for the purchase of all of the
outstanding   shares  of  common   stock  of   Consolidare.   Consolidare   owns
approximately 61.3% of the outstanding shares of common stock of Southern Security Life Insurance Company, a Florida corporation ("SSLIC"), and all of the outstanding shares of stock of Insuradyne Corp., a Florida corporation ("Insuradyne").

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

On June 30, 1999 the Company entered into a Coinsurance and Assumption Agreement (the "Agreement") with Menlo Life Insurance Company ("Menlo Life"), wherein the Company has assumed 100% of the policies in force of Menlo Life. The Agreement was not in effect until it was approved by Menlo Life's domiciled state of Arizona and the state of California. These approvals were obtained on September 9, 1999 for the Arizona Insurance Department, and on December 9, 1999 for the
California Insurance Department. Menlo Life will pay consideration to the Company in the form of statutory admitted assets to equal the liabilities assumed. The liabilities assumed at December 31, 1999 was approximately $3,120,000. The consideration will be paid in the second quarter of 2000.

At December 31, 1999, $21,066,134 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which the Company is required to adopt January 1, 2000. SFAS 133 will require the Company to include all derivatives in the statement of financial position at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial position.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL
SCHEDULES

                                                                        Page No.

Financial Statements:

    Report of Independent Auditors...........................................31

    Consolidated Balance Sheets, December 31,
    1999 and 1998............................................................33

    Consolidated Statements of Earnings,
    Years Ended December 31, 1999, 1998,
    and 1997.................................................................35

    Consolidated Statements of Stockholders'
    Equity, Years Ended December 31, 1999, 1998
    and 1997. ...............................................................36

    Consolidated Statements of Cash Flow,
    Years Ended December 31, 1999, 1998 and
    1997    .................................................................37

    Notes to Consolidated Financial
    Statements...............................................................39



Financial Statement Schedules:

  I.  Summary of Investments -- Other than
      Investments in Related Parties.........................................73

 II.  Condensed Financial Information of
      Registrant.............................................................74

 IV.  Reinsurance............................................................80

  V.  Valuation and Qualifying Accounts......................................81


All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

To The Board of Directors of
Security National Financial Corporation

We have audited the accompanying consolidated balance sheet of Security National Financial Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year ended December 31, 1999. Our audit also included the 1999 financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related 1999 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

TANNER + CO.

Salt Lake City, Utah
March 30, 2000

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

ERNST & YOUNG LLP

Salt Lake City, Utah
March 22, 1999

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                              December 31,
Assets:                                                   1999          1998
-------                                                   ----          ----
Insurance-related investments:
Fixed maturity securities
  held to maturity, at amortized cost (market
  $39,453,452 and $46,897,819 for 1999 and 1998)      $39,629,851   $44,984,882
Fixed maturity securities available
  for sale, at market (cost $24,957,347 in 1999
  and 28,675,440 in 1998)                              24,119,190    28,675,440
Equity securities available for sale,
  at market (cost $4,350,139 and $4,035,251
  for 1999 and 1998)                                    5,745,213     5,146,059
Mortgage loans on real estate                          18,926,628    12,523,395
Real estate, net of accumulated
  depreciation of $2,722,024 and $2,380,874
  for 1999 and 1998                                     7,629,952     7,866,151
Policy, student and other loans                        11,607,993    11,493,637
Short-term investments                                  1,290,310    11,543,540
                                                     ------------ -------------
     Total insurance-related investments              108,949,137   122,233,104
Restricted assets of cemeteries and mortuaries          4,258,987     4,098,877
Cash                                                   12,422,864     6,670,996
Receivables:
  Trade contracts                                       4,232,030     4,011,722
Mortgage loans sold to investors                      29,071,913     21,181,028
  Receivable from agents                                2,272,624     1,944,449
  Receivable from officers                                118,400       145,600
  Other                                                 3,847,079     2,603,243
                                                     ------------  ------------
     Total receivables                                 39,542,046    29,886,042
  Allowance for doubtful accounts                      (1,467,954)   (1,576,668)
                                                     ------------  ------------
  Net receivables                                      38,074,092    28,309,374
Policyholder accounts on deposit
  with reinsurer                                        7,806,866     8,518,571
Land and improvements held for sale                     8,522,687     8,405,725
Accrued investment income                               1,493,013     1,440,860
Deferred policy acquisition costs                      10,630,086    10,501,281
Property, plant and equipment, net                     10,566,508    10,682,085
Cost of insurance acquired                              9,597,306    10,462,446
Excess of cost over net assets
  of acquired subsidiaries                              1,305,333     1,414,910
Other                                                     671,558       526,918
                                                     ------------  ------------
     Total assets                                    $214,298,437  $213,265,147
                                                     ============  ============

See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                                                       December 31,
                                                       ------------
                                                   1999           1998
                                                   ----           ----
Liabilities:
------------
Future life, annuity, and other
  policy benefits                              $ 138,501,316    $ 134,899,870
Unearned premium reserve                           1,866,523        2,565,968
Line of credit for financing
  of mortgage loans                                8,687,023        7,577,248
Bank loans payable                                10,768,098       11,909,980
Notes and contracts payable                        3,885,684        3,399,272
Estimated future costs of pre-need sales           6,817,685        6,376,651
Accounts payable                                     804,133        1,321,559
Funds held under reinsurance treaties              1,475,512        1,419,357
Other liabilities and accrued expenses             3,219,166        4,327,889
Income taxes                                       5,736,860        6,008,537
                                                 -----------      -----------
     Total liabilities                           181,762,000      179,806,331

Commitments and contingencies                                          --

Minority interest                                  6,046,744        6,778,557

Stockholders' Equity:
-----------------
Common stock:
     Class A: $2 par value, authorized
         10,000,000 shares, issued 4,863,731
         shares in 1999 and 4,617,330 shares
         in 1998                                   9,727,462        9,234,660
     Class C: $0.20 par value, authorized
         7,500,000 shares, issued 5,555,350
         shares in 1999 and 5,446,595 shares
         in 1998                                   1,111,070        1,089,319
                                                  ----------      -----------
Total common stock                                10,838,532       10,323,979
Additional paid-in capital                        10,015,942        9,596,444
Accumulated other comprehensive income,
  net of deferred taxes (benefit)
  of $(71,899) and $222,967 for 1999
  and 1998                                           665,691        1,081,113
Retained earnings                                  7,516,640        7,474,783
Treasury stock at cost (966,139 Class
     A shares  and 61,979 Class C shares
     in 1999; 692,993 Class A shares and
     59,028 Class C shares in 1998, held
     by affiliated companies)                     (2,547,112)      (1,796,060)
                                                ------------   --------------
Total stockholders' equity                        26,489,693       26,680,259
                                                ------------   --------------
  Total liabilities and stockholders' equity    $214,298,437    $ 213,265,147
                                                ============   ==============

See accompanying notes to consolidated financial statements.


                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statements of Earnings


                                                                                        Year Ended December 31,

                                                                         1999                    1998                   1997
                                                                         ----                    ----                   ----
Revenues:
--------
Insurance premiums and
  other considerations                                                $ 13,175,825          $ 5,915,659           $ 6,140,783
Net investment income                                                   10,631,302            7,458,743             7,139,580
Net mortuary and cemetery sales                                         10,178,246            9,225,801             9,230,864
Realized gains on investments
  and other assets                                                         313,013               74,121               252,635
Mortgage fee income                                                     14,503,388           10,082,330             5,661,867
Other                                                                      855,604               62,949                48,893
                                                                      ------------         ------------           -----------
  Total revenue                                                         49,657,378           32,819,603            28,474,622

Benefits and expenses:
---------------------
Death benefits                                                           4,780,063            2,432,822             2,407,931
Surrenders and other policy benefits                                     1,494,863            1,145,812             1,286,511
Increase in future policy benefits                                       5,700,784            3,353,287             2,974,915
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                                                     4,857,662            1,273,394             1,132,298
General and administrative expenses:
  Commissions                                                           11,850,763            7,618,335             4,882,880
  Salaries                                                               7,409,298            5,358,743             4,805,571
  Other                                                                  7,698,779            6,671,823             5,671,664
Interest expense                                                         1,119,402              999,123               947,629
Cost of goods and services sold
  of the mortuaries and cemeteries                                       3,294,983            2,940,220             2,696,174
                                                                      ------------          -----------           -----------
  Total benefits and expenses                                           48,206,597           31,793,559            26,805,573
                                                                      ------------          -----------           -----------

Earnings before income taxes                                             1,450,781            1,026,044             1,669,049
Income tax expense                                                        (230,516)            (254,815)             (360,108)
Minority income                                                           (244,370)               --                    --
                                                                      ------------          -----------           --------
  Net earnings                                                        $    975,895          $   771,229           $ 1,308,941
                                                                      ============          ===========           ===========

Net earnings per common share                                                $0.22                $0.18                 $0.33
                                                                             =====                =====                 =====

  Weighted average outstanding
    common shares                                                        4,397,141            4,272,516             3,988,034

Net earnings per common share-
  assuming dilution                                                          $0.22                $0.18                 $0.32
                                                                             =====                =====                 =====

  Weighted average outstanding
    common shares assuming-dilution                                      4,397,141            4,272,516             4,092,691

See accompanying notes to consolidated financial statements.






                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                                                                 Accumulated
                                                                  Additional        Other
                                      Class           Class        Paid-in      Comprehensive   Retained     Treasury
                                        A               C          Capital         Income       Earnings       Stock       Total
                                    --------         -------      ---------        ------       --------       -----       -----
Balance at
  December 31, 1996                 8,221,418        993,413       8,675,386        259,915     7,118,528    (1,800,632) 23,468,028

Comprehensive income:
  Net earnings                                                                                  1,308,941                 1,308,941
  Unrealized gain on securities                                                     571,024                                 571,024
                                                                                                                        -----------
Total comprehensive income                                                                                                1,879,965
                                                                                                                        -----------
Stock dividends                       412,712         49,531         431,967                    (894,210)                     --
Conversion Class C
  to Class A                            2,718         (2,718)                                                                 --
Stock issued                           16,328            (64)         26,101                                    43,520      85,885
Purchase of treasury stock                                                                                     (38,948)    (38,948)
                                  -----------    -----------    ------------    -----------    ----------   ----------- ----------
Balance at
  December 31, 1997                 8,653,176      1,040,162       9,133,454        830,939     7,533,259   (1,796,060)  25,394,930

Comprehensive income:
  Net earnings                                                                                    771,229                   771,229
  Unrealized gain on securities                                                     250,174                                 250,174
                                                                                                                        -----------
Total comprehensive income                                                                                                1,021,403
                                                                                                                        -----------
Stock dividends                       439,784         51,875         338,046                     (829,705)                    --
Conversion Class C
  to Class A                            2,672         (2,672)                                                                 --
Stock issued                          139,028            (46)        124,944                                                263,926
                                  -----------    -----------    ------------    -----------    ----------  -----------  -----------
Balance at
  December 31, 1998               $ 9,234,660    $ 1,089,319    $  9,596,444    $ 1,081,113    $7,474,783  $(1,796,060) $26,680,259

Comprehensive income:
  Net earnings                                                                                    975,895                   975,895
  Unrealized gain on securities                                                   (415,422)                                (415,422)
                                                                                                                        -----------
Total comprehensive income                                                                                                  560,473
                                                                                                                        -----------
Stock dividends                       463,344         52,910         419,456                    (935,710)                    --
Conversion Class C
  to Class A                           31,160        (31,159)             (1)                                                --
Stock issued (cancelled)               (1,702)                            43                       1,672                         13
Purchase of treasury stock                                                                                     (751,052)  (751,052)
                                  -----------    -----------    ------------    -----------    ----------   ----------- ----------
Balance at
  December 31, 1999               $ 9,727,462    $ 1,111,070    $ 10,015,942    $   665,691    $7,516,640   $(2,547,112)$26,489,693
                                  ===========    ===========    ============    ===========    ==========   =========== ===========


See accompanying notes to consolidated financial statements.




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow

                                                                                                Year Ended December 31,
                                                                                                -----------------------
                                                                                      1999              1998                1997
                                                                                      ----              ----                ----
Cash flows from operating activities:

     Net earnings                                                                 $   975,895       $   771,229        $1,308,941
     Adjustments to reconcile net earnings
       to net cash provided by
            operating activities:
          Realized gains on investments
            and other assets                                                         (313,013)          (74,121)         (252,635)
          Depreciation                                                              1,187,426           917,166           815,977
          Provision for losses on accounts
            and loans receivable                                                      150,981           175,750           129,502
          Amortization of goodwill, premiums,
            and discounts                                                             263,572            90,622           106,783
          Provision for deferred income taxes                                         228,464           339,763           159,935
          Policy acquisition costs deferred                                        (3,886,279)       (1,310,170)         (909,943)
          Policy acquisition costs amortized                                        3,992,522           976,482           753,662
          Cost of insurance acquired amortized                                        865,140           296,912           378,636
     Change in assets and liabilities net of
       effects from purchases and disposals of
          subsidiaries:
          Land and improvements held for sale                                        (116,962)           61,161           (10,584)
          Future life and other benefits                                            5,012,923         3,349,196         2,879,911
          Receivables for mortgage loans sold                                      (7,890,885)       (5,841,576)        2,056,691
          Other operating assets and liabilities                                     (959,832)          836,210          (333,984)
                                                                                 ------------       -----------      ------------
              Net cash provided by (used in)
                operating activities                                                 (490,048)          588,624         7,082,892

Cash flows from investing activities: Securities held to maturity:

          Purchase - fixed maturity securities                                     (1,207,177)         (524,562)       (9,254,030)
          Calls and maturities - fixed
            maturity securities                                                     6,658,968        10,482,673         7,561,598
     Securities available for sale:
          Purchases - equity securities                                              (507,404)          (22,183)         (309,547)
          Sales - equity securities                                                 2,906,278           114,608           465,935
     Purchases of short-term investments                                           (9,131,204)      (11,453,095)       (5,008,706)
     Sales of short-term investments                                               19,384,434        11,102,460         3,568,048
     Purchases of restricted assets                                                  (119,479)          (15,820)         (329,379)
     Mortgage, policy, and other loans made                                       (10,891,562)       (6,974,351)       (1,337,456)
     Payments received for mortgage,
       policy, and other loans                                                      4,770,423         2,811,841         3,066,889
     Purchases of property, plant, and equipment                                     (767,383)       (2,040,023)         (351,091)
     Disposal of property and equipment                                               190,000              --                --
     Purchases of real estate                                                        (421,230)         (755,581)          (97,013)
     Sale of real estate                                                              334,500              --                --
     Purchases of subsidiaries
       net of cash acquired                                                             --          (11,764,823)          (60,602)
                                                                                 ------------      ------------       -----------
              Net cash (used in) provided by
                investing activities                                               11,199,164        (9,038,856)       (2,085,354)






                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flow (Continued)



                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                         1999                  1998                 1997
                                                                         ----                  ----                 ----

Cash flows from financing activities:

     Annuity receipts                                                10,522,726               2,770,045            2,521,025
     Annuity withdrawals                                            (15,183,240)             (3,962,579)          (4,472,918)
     Repayment of bank loans and
          notes and contracts payable                                (1,545,957)               (918,065)          (1,965,706)
     Proceeds from borrowings on bank
          loans and notes and contracts
             payable                                                    890,500               6,246,400              233,000
     Sale of treasury stock                                               --                      --                  44,994
     Purchase of treasury stock                                        (751,052)                  --                 (38,948)
     Net change in line of credit
          for financing of mortgage loans                             1,109,775               7,577,248           (1,211,890)
                                                                   ------------            ------------          -----------
     Net cash (used in) provided by
          financing activities                                       (4,957,248)             11,713,049           (4,890,443)
                                                                   ------------            ------------          -----------
Net change in cash                                                    5,751,868               3,262,817              107,095

Cash at beginning of year                                             6,670,996               3,408,179            3,301,084
                                                                   ------------             -----------          -----------

Cash at end of year                                                $ 12,422,864             $ 6,670,996          $ 3,408,179
                                                                   ============             ===========          ===========


See accompanying notes to the financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997



1)       Significant Accounting Principles

General Overview of Business

Security National Financial Corporation and its wholly- owned subsidiaries (the "Company") operates in three main business segments; life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the intermountain west, California, Florida, Oklahoma, and Texas. The cemetery and mortuary segment of the Company consists of five cemeteries in Utah, one cemetery in California, eight mortuaries in Utah and six mortuaries in Arizona. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in the intermountain west.

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

Credit Risk - the risk that issuers of securities owned by the Company or mortgagors of mortgage loans on real estate owned by the Company will default or that other parties, including reinsurers and holders of cemetery/ mortuary contracts which owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment strategy, by maintaining sound reinsurance and credit and collection policies and by providing for any amounts deemed uncollectible.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


1) Significant Accounting Principles (Continued)
   ---------------------------------

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company. The Company's subsidiaries at December 31, 1999, are as follows:

Security National Life Insurance Company
Security National Mortgage Company
Memorial Estates, Inc.

Memorial Mortuary
Paradise Chapel Funeral Home
Singing Hills Memorial Park
Cottonwood Mortuary, Inc.
Deseret Memorial, Inc.

Holladay Cottonwood Memorial Foundation
Holladay Memorial Park

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


1)       Significant Accounting Principles (Continued)
         ---------------------------------

Camelback Sunset Funeral Home, Inc.
Greer-Wilson Funeral Home
Crystal Rose Funeral Home
Hawaiian Land Holdings
SSLIC Holding Company
Insuradyne Corporation
Southern Security Life Insurance Company (61.3%)

All significant intercompany transactions and accounts have been eliminated in consolidation.

On December 17, 1998, the Company purchased all of the outstanding shares of common stock of SSLIC Holding Company (formerly Consolidare Enterprises, Inc.), (SSLIC Holding) and Insuradyne Corporation (Insuradyne) for a total cost of $12,248,194. SSLIC Holding owns approximately 61.3% of the outstanding shares of common stock of Southern Security Life Insurance Company (Southern Security). The acquisition was accounted for using the purchase method. The assets and liabilities of SSLIC Holding and Insuradyne have been included in the Company's balance sheet at December 31, 1998. The results of operations of SSLIC Holding and Insuradyne were not material to the financial statements of the Company from the date of acquisition through December 31, 1998 and, consequently, have not been included in the Consolidated Statements of Earnings for the year then ended.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


1)    Significant Accounting Principles (Continued)
      ---------------------------------

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


1)   Significant Accounting Principles (Continued)
     ---------------------------------

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

Future Life, Annuity and Other Policy Benefits

Future policy benefit reserves for traditional life insurance are computed using a net level method, including assumptions as to investment yields, mortality, morbidity, withdrawals, and other assumptions based on the life insurance subsidiaries experience, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations. Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity. The range of assumed interest rates for all traditional life insurance policy reserves was 4.5% to 10.0% in 1999, 1998, and 1997. Benefit reserves for traditional limited-payment life insurance policies include the deferred portion of the premiums received during the premium-paying period. Deferred premiums are recognized as income over the life of the policies. Policy benefit claims are charged to expense in the period the claims are incurred.

Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for interest-sensitive insurance products ranged from 4% to 6.5% in 1999, 1998 and 1997.

Participating Insurance

Participating business constitutes 2%, 1%, and 8% of insurance in force for 1999, 1998 and 1997, respectively. The provision for policyholders' dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

Reinsurance

The Company follows the procedure of reinsuring risks in excess of $50,000 to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. The Company remains liable for amounts ceded in the event the reinsurers are unable to meet their obligations.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


1)   Significant Accounting Principles (Continued)
     ---------------------------------

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


1)   Significant Accounting Principles (Continued)
     ---------------------------------

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

Excess of Cost Over Net Assets of Acquired Businesses

Previous acquisitions have been accounted for as purchases under which assets acquired and liabilities assumed were recorded at their fair values. The excess of cost over net assets of acquired businesses is being amortized over a range of fifteen to twenty years using the straight-line method. The Company periodically evaluates the recoverability of amounts recorded. Accumulated amortization was $1,029,528 and $919,951 at December 31, 1999 and 1998, respectively.

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

Earnings Per Common Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This Standard requires presentation of two new amounts, basic and diluted earnings per share. Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented, after the effect of the assumed conversion of Class C Common Stock to Class A Common Stock, the acquisition of treasury stock, and the retroactive effect of stock dividends declared. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year plus the incremental shares that would have been outstanding under certain deferred compensation plans.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


1)   Significant Accounting Principles (Continued)
     ---------------------------------

Stock Compensation

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans.

The Company has one fixed option plan (the "1993 Plan"). In accordance with APB Opinion No. 25, no compensation cost has been recognized for the 1993 plan. Had compensation cost for the 1993 plan been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net income would have been reduced by approximately $9,000, $110,000, and $10,000 in 1999, 1998, and 1997, respectively. As a result, basic and diluted earnings per share would have been reduced by $0, $0.03, and $0 in 1999, 1998, and 1997, respectively.

The weighted average fair value of options granted in 1999 under the 1993 Plan is estimated at $0.04 as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 28.83%, risk-free interest rate of 8.25%, and an expected life of ten years.

The weighted average fair value of each option granted in 1998 under the 1993 Plan is estimated at $0.81 as of the grant date using the Black Scholes option-pricing model with the following assumptions: dividend yield of 5%, volatility of 29.3%, risk-free interest rate of 5.7%, and an expected life of five years.

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

Pending Accounting Change

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which the Company is required to adopt January 1, 2000. SFAS 133 will require the Company to include all derivatives in the statement of financial position at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997



1)   Significant Accounting Principles (Continued)
     ---------------------------------

component of equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial position.

Reclassifications

Certain amounts in prior years have been reclassified to conform with the 1999 presentation.




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997

2)  Investments

   The Company's investments in fixed maturity securities held to maturity and equity securities available for sale are summarized as follows:

                                                                            Gross                Gross         Estimated
                                                      Amortized          Unrealized           Unrealized         Fair
                                                        Cost                Gains               Losses           Value
                                                      --------            ---------           ----------        -------
December 31, 1999:
   Fixed maturity securities held to maturity:

   Bonds:
     U.S. Treasury securities
     and obligations of U.S.
     Government agencies                            $12,822,025         $   90,415          $  (225,797)        $12,686,643

     Obligations of states and
     political subdivisions                             176,499              6,345              (15,728)            167,116

     Corporate securities
     including public utilities                      20,594,306            594,303             (428,752)         20,759,857

     Mortgage-backed securities                       6,009,010             14,095             (223,291)          5,799,814

   Redeemable preferred stock                            28,011             19,011               (7,000)             40,022
                                                    -----------        -----------           ----------         -----------
        Total fixed maturity securities
        held to maturity                            $39,629,851        $   724,169           $ (900,568)        $39,453,452
                                                    ===========        ===========           ==========         ===========

Securities available
for sale:
   Bonds
     U.S. Treasury securities
     and obligations of U.S.
     Government agencies                            $ 4,596,294         $    4,599           $  (21,561)        $ 4,579,332

     Corporate securities
        including public utilities                   20,270,712               --               (820,966)         19,449,746

     Mortgage-backed securities                          90,341               --                   (229)             90,112

   Nonredeemable preferred stock                         70,431             43,163               (7,144)            106,450

   Common stock                                       4,279,708          2,248,436             (889,381)          5,638,763
                                                    -----------         ----------          -----------         -----------

        Total securities
        available for sale                          $29,307,486         $2,296,198          $(1,739,281)        $29,864,403
                                                    ===========         ==========          ===========         ===========

   Restricted equity
     securities (note 7)                            $   172,391         $  234,872          $      (968)        $   406,295
                                                    ===========         ==========          ===========         ===========






                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997

                                                                            Gross                Gross              Estimated
                                                      Amortized          Unrealized           Unrealized              Fair
                                                        Cost                Gains               Losses               Value
                                                      --------            ---------           ----------           -------
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
     Government agencies (1)                        $ 5,309,323        $    --               $     --           $ 5,309,323

     Corporate securities
        including public
        utilities(1)                                 23,366,117             --                     --            23,366,117

   Nonredeemable preferred
     stock                                               76,431             75,675               (3,231)            148,875
   Common stock                                       3,958,820          1,581,457             (543,093)          4,997,184
                                                    -----------         ----------           ----------         -----------

        Total                                       $32,710,691         $1,657,132           $ (546,324)        $33,821,499
                                                    ===========         ==========           ==========         ===========

   Restricted equity
     securities (note 7)                            $   172,391         $  203,619           $  (10,348)        $   365,662
                                                    ===========         ==========           ==========         ===========


(1) Fixed maturity securities available for sale were acquired as part of the SSLIC acquisition. As such, cost equaled fair value as of December 31, 1998.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


2)  Investments (Continued)
    -----------

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

The amortized cost and estimated fair value of fixed maturity securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            Estimated
                               Amortized      Fair
Held to Maturity:                Cost        Value
                              ----------    -------

Due in 2000                  $ 5,456,257   $ 5,408,398
Due in 2001 through 2004      19,474,680    19,763,420
Due in 2005 through 2009       8,223,804     7,974,416
Due after 2009                   438,089       467,382
Mortgage-backed securities     6,009,010     5,799,815
Redeemable preferred stock        28,011        40,021
                             -----------   -----------
                             $39,629,851   $39,453,452

                                            Estimated
                              Amortized        Fair
Available for Sale:             Cost          Value
                              ----------     -------

Due in 2000                  $ 1,199,855   $ 1,203,063
Due in 2001 through 2004      12,967,929    12,676,305
Due in 2005 through 2009       9,331,611     8,840,145
Due after 2009                 1,367,611     1,309,565
Mortgage-backed securities        90,341        90,112
                             -----------   -----------
                             $24,957,347   $24,119,190

The Company's realized gains and losses in investments are summarized as follows:

                             1999       1998         1997
                             ----       ----         ----
Fixed maturity
  securities held to
  maturity:

Gross realized gains    $  87,859    $ 43,154    $  37,995
Gross realized losses      (1,895)    (26,470)     (12,457)

Securities available
    for sale:
Gross realized gains       14,138      66,589      242,714
Gross realized losses         (12)     (3,887)     (15,617)

Other assets              212,923      (5,265)        --
                        ---------    --------    ---------
        Total           $ 313,013    $ 74,121    $ 252,635
                        =========    ========    =========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


2)  Investments (Continued)
    -----------

Generally gains and losses from held to maturity securities are a result of early calls and related amortization of premiums or discounts.

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

Investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available for sale securities) at December 31, 1999, other than investments issued or guaranteed by the United States Government, are as follows:

                                                          Carrying Amount

        Dean Witter Discover                                 $4,065,311
        Philip Morris, Inc.                                   5,459,717

Major categories of net investment income are as follows:

                            1999           1998            1997
                            ----           ----            ----

Fixed maturity
  securities          $  4,720,838    $ 3,293,949    $ 3,519,270
Equity securities          226,857        219,785        238,097
Mortgage loans
  on real estate         1,451,214      1,036,132        774,478
Real estate              1,711,771      1,384,311      1,375,996
Policy loans               725,383        170,752        170,726
Short-term
  investments              650,035        405,848        529,979
Other                    2,142,527      1,899,643      1,310,246
                      ------------    -----------    -----------
  Gross investment
    income              11,628,625      8,410,420      7,918,792
Investment expenses       (997,323)      (951,677)      (779,212)
                      ------------    -----------    -----------
Net investment
  income              $ 10,631,302    $ 7,458,743    $ 7,139,580
                      ============    ===========    ===========

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of approximately $733,000, $683,000 and $609,000 for 1999, 1998, and 1997, respectively.

Investment expenses consist primarily of depreciation, property taxes and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,632,937 at December 31, 1999 and $9,924,315 at December 31, 1998.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


3)  Cost of Insurance Acquired

Information with regard to cost of insurance acquired is as follows:

                              1999             1998            1997
                              ----             ----            ----
Balance at
  beginning of year      $ 10,462,446    $  3,370,018    $ 3,748,654
Cost of insurance
  acquired                       --         7,389,340           --

Imputed interest at 7%        732,371         235,901        262,406
Amortization               (1,597,511)       (532,813)      (641,042)
                         ------------    ------------    -----------
Net amortization
  charged to income          (865,140)       (296,912)      (378,636)
                         ------------    ------------    -----------
Balance at end
  of year                $  9,597,306    $ 10,462,446    $ 3,370,018
                         ============    ============    ===========

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $860,000, $824,000, $759,000, $702,000, and $649,000 for
the years 2000 through 2004. Actual amortization may vary based on changes in assumptions or experience.

4) Property, Plant and Equipment

The cost of property, plant and equipment is summarized below:

                                   December 31,
                                   ------------
                              1999             1998
                              ----             ----

Land and Buildings        $ 10,171,943    $  9,983,828
Furniture and equipment      6,384,208       6,011,048
                          ------------    ------------
                            16,556,151      15,994,876
Less accumulated
     depreciation           (5,989,643)     (5,312,791)
                          ------------    ------------
     Total                $ 10,566,508    $ 10,682,085
                          ============    ============


5)   Bank Loans Payable and Lines of Credit

Bank loans payable are summarized as follows:

                                                        December 31,
                                                        ------------
                                                   1999             1998
                                                   ----             ----
Bank prime rate plus 1/2% (9.0% at
   December  31,  1999) note  payable in
   monthly installments of $36,420
   including  principal and interest,
   collateralized by 15,000 shares of
   Security National Life stock, due
    December 2004.                             $1,697,397         $1,974,898

10% note  payable in monthly  installments
   of $8,444  including  principal and
   interest, collateralized by real property,
   which book value is approximately
   $1,079,000, due January 2013.                  740,202            766,186

                       SECURITY NATIONAL FINANCIAL CORPORATION
                                  AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                    Years Ended December 31, 1999, 1998, and 1997


5)  Bank Loans Payable and Lines of Credit (Continued)
    --------------------------------------

                                                           December 31,
                                                           ------------
                                                   1999                    1998
                                                   ----                    ----
One year treasury constant
  maturity plus 2.75% (8.59% at
  December 31, 1999) note payable in
  monthly installments of $6,000,
  including principal and interest,
  collateralized by real property,
  which book value is approximately
  $414,000, due October 2002.                    182,089                239,134

Bank prime rate less 1.35%
  (7.15% at December 31, 1999)
  note payable in monthly
  installments of $20,836,
  including principal and interest,
  collateralized by real property,
  which book value in approximately
  $1,077,000, due November 2007.               1,703,915              1,755,736

$5,863,000  revolving  line of  credit
  at bank  prime rate less 1%, (7.5% at
  December 31, 1999)  interest  only to
  December  1999  thereafter  interest
  and principal, collateralized by 15,000
  shares of Security National Life Insurance
  Company stock, due December 2005.            5,610,111              6,246,400

Bank prime rate plus 1/2% (9.0% at December
  31,  1999) note  payable in monthly
  installments of $7,235  including
  principal and interest, collateralized
  by real property, which book value is
  approximately $893,128, due August 2004        370,748                412,116

Bank prime rate less 1.35%
  (7.15% at December 31, 1999) note payable
  in monthly installments of $2,736 including
  principal and interest, collateralized
  by 15,000 shares of Security National Life
  Insurance Company stock, due December 2005.    199,461                216,117

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


5)  Bank Loans Payable and Lines of Credit (Continued)
    --------------------------------------


                                                    December 31,
                                                    ------------
                                            1999                 1998
                                           ----                  ----

Other collateralized
  bank loans payable                      264,175                 299,393
                                      -----------              ----------
  Total bank loans                     10,768,098              11,909,980

Less current installments               1,143,823               3,181,330
                                      -----------              ----------
  Bank loans, excluding
  current installments                $ 9,624,275              $8,728,650
                                      ===========              ==========

$15 million  revolving line of credit
 at LIBOR plus 1.50% (7.32% at
 December 31, 1999), payable within
 30 days collateralized by receivable
 rom mortgage loans sold to
 investors                           .$ 8,687,023              $7,577,248
                                      ===========              ==========

In addition to the lines of credit described above, the Company has line of credit agreements with banks for $2,000,000 and $5,000,000, of which none were outstanding at December 31, 1999 or 1998. The lines of credit are for general operating purposes. The $2,000,000 line of credit bears interest at the bank's prime rate and must be repaid every 30 days. The $5,000,000 line of credit bears interest at a variable rate with interest payable monthly and is collateralized by student loans equaling 115% of the unpaid principal balance.

See Note 6 for summary of maturities in subsequent years.

6)  Notes and Contracts Payable

Notes and contracts payable are summarized as follows:

                                                     December 31,
                                                    ------------
                                            1999                   1998
                                            ----                   ----
Due to  former stockholders
  of  Deseret Memorial,  Inc.
  resulting from the acquisition of
  such entity.  Amount represents
  the present value discounted at
  8% of monthly annuity payments
  ranging from $4,600 to $5,000
  plus an index adjustment in the
  7th through the 12th years,
  due September 2011.                  $   646,294             $   667,829

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


6)  Notes and Contracts Payable (Continued)
    ---------------------------

                                                       December 31,
                                                       ------------
                                               1999                    1998
                                               ----                    ----

Due to former stockholders of Greer
  Wilson resulting from the acquisition
  of such entity.  Amountrepresents the
  present value discounted at 10% of
  monthly annuity payments of
  $7,000, due March 2005.                     344,860                392,458

Due to former  stockholders
  of Civil Service Employees Life
  Insurance Company resulting from
  the acquisition of such entity.
  7% note payable in seven annual
  installments with principal payments
  of $151,857, due December 2003.              455,571                607,429

Due to former  stockholders  of Crystal
  Rose Funeral Home resulting from the
  acquisition of such entity.  Amount
  represents the present value discounted
  at 9% of monthly annuity payments of
  $5,350 due February 2007.                    177,246                221,587

9%note  payable  in monthly  installments
  of $10,000  including  principal and
  interest collateralized by real
  property, which book value is
  approximately $2,908,000, due July 2008      727,847                780,604

Due to  Memorial  Estates  Endowment
  Care  Trust  Fund for the remodel of the
  Cottonwood  Funeral  Home. 6% note
  payable in monthly  installments of $5,339
  including  principal and interest
  collateralized  by the Funeral Home, which
  book value is approximately $1,348,000
  due March 2030                               890,500                   --

Other notes payable                            643,366                729,365
                                            ----------             ----------
Total notes and
  contracts payable                          3,885,684              3,399,272
Less current
  installments                                 414,421                416,679
                                            ----------             ----------

Notes and contracts,
excluding current
installments                                $3,471,263             $2,982,593
                                            ==========             ==========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

       2000                              $10,245,267
       2001                                1,920,260
       2002                                2,008,230
       2003                                1,898,830
       2004                                2,030,122
    Thereafter                             5,238,096
                                         -----------
       Total                             $23,340,805
                                         ===========

Interest paid approximated interest expense in 1999, 1998 and 1997.

7)  Cemetery and Mortuary Endowment Care and Pre-need
    Merchandise Funds

The Company owns and operates several endowment care cemeteries, for which it has established and maintains an endowment care fund. The Company records a liability to the fund for each space sold at current statutory rates. The Company is not required to transfer assets to the fund until the spaces are fully paid for. As of December 31, 1999 the Company had transferred $179,939 in excess of the required contribution to the fund. As of December 31, 1998, the Company had recorded a liability to the fund of $540,504.

The Company has established and maintains certain restricted asset accounts to provide for future merchandise obligations incurred in connection with its pre-need sales. Such amounts are reported as restricted assets of cemeteries and mortuaries in the accompanying balance sheet.

Assets in the restricted asset account are summarized as follows:

                                               December 31,
                                              ------------
                                       1999                  1998
                                       ----                  ----

Cash and cash equivalents          $ 2,361,597           $ 2,243,808
Mutual funds                           132,945               132,945
Fixed maturity securities              295,771               294,210
Equity securities                       77,778                71,054
Participation in mortgage
   loans with Security

   National Life                     1,357,200             1,323,164
Time certificate of deposit             33,696                33,696
                                   -----------           -----------
   Total                           $ 4,258,987           $ 4,098,877
                                   ===========           ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


8)  Income Taxes

The Company's income tax liability at December 31 is summarized as follows:

                                                   December 31,
                                                   ------------
                                       1999                  1998
                                       ----                  ----
Current                           $  142,002             $  141,352
Deferred                           5,594,858              5,867,185
                                  ----------             ----------
Total                             $5,736,860             $6,008,537
                                  ==========             ==========

Significant components of the Company's deferred tax assets and liabilities at December 31 are approximately as follows:

                                 1999            1998
                                 ----            ----
Assets
------
Future policy benefits       $(1,740,203)   $(2,138,384)
Unearned premium              (1,950,587)      (965,574)
Difference between book
   and tax basis of bonds        (56,489)       (46,885)
AMT credits                         --          (11,658)
Net operating loss
   carryforwards expiring
   in the years
   2001 through 2010            (219,249)      (213,409)
Other                           (329,361)      (126,125)
                             -----------    -----------
Total deferred
   tax assets                $(4,295,889)   $(3,502,035)

Liabilities
                                            -----------
Deferred policy
   acquisition costs         $ 4,485,047    $ 2,186,241
Cost of insurance acquired     1,884,547      3,198,551
Installment sales              1,323,994        351,080
Depreciation                     660,369        758,149
Trusts                           821,165        899,415
Tax on unrealized
   appreciation                   (9,299)       541,901
Other                            724,924      1,433,883
                             -----------    -----------
Total deferred
   tax liabilities             9,890,747      9,369,220
                             -----------    -----------
Net deferred tax liability   $ 5,594,858    $ 5,867,185
                             ===========    ===========

The Company paid no income taxes in 1999, 1998 and 1997. The Company's income tax expense (benefit) is summarized as follows:

              1999        1998        1997
              ----        ----        ----

Current    $  2,052   $ (84,948)   $200,173
Deferred    228,464     339,763     159,935
           --------   ---------    --------
Total      $230,516   $ 254,815    $360,108
           ========   =========    ========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


8)  Income Taxes (Continued)
    ------------

The reconciliation  of  income  tax  expense at the U.S.
federal statutory rates is as follows:

                            1999         1998        1997
                            ----         ----        ----
Computed expense at
   statutory rate       $ 493,266    $ 348,855    $ 562,772
Special deductions
   allowed small life
   insurance
   companies             (122,204)     (88,658)    (152,215)
Dividends received
   deduction              (24,401)     (26,691)     (32,343)
Minority interest
   taxes                 (102,828)        --           --
Other, net                (13,317)      21,309      (18,106)
                        ---------    ---------    ---------
   Tax expense          $ 230,516    $ 254,815    $ 360,108
                        =========    =========    =========

A portion of the life insurance income earned prior to 1984 was not subject to current taxation but was accumulated for tax purposes, in a "policyholders' surplus account." Under provisions of the Internal Revenue Code, the policyholders' surplus account was frozen at its December 31, 1983 balance and will be taxed generally only when distributed. As of December 31, 1999, the policyholders' surplus accounts approximated $4,500,000. Management does not intend to take actions nor does management expect any events to occur that would cause federal income taxes to become payable on that amount. However, if such taxes were accrued, the amount of taxes payable would be approximately $1,500,000.

The insurance companies have remaining loss carry forwards for tax purposes of approximately $1,600,000, approximately $286,000 of which is subject to an annual limitation of approximately $300,000.

9)  Reinsurance, Commitments and Contingencies

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $30,000 to $75,000 at December 31, 1999 and 1998. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to $581,297,000 at December 31, 1999 and $569,448,000 at December 31, 1998.

As part of the acquisition of Southern Security, the Company has a co-insurance agreement with The Mega Life and Health Insurance Company ("MEGA"). On December 31, 1992 Southern Security ceded to MEGA 18% of all universal life policies in force at that date. MEGA is entitled to 18% of all future premiums, claims, policyholder loans and surrenders relating to the ceded policies. In addition, Southern Security receives certain commission and expense reimbursements. The funds held related to reinsurance treaties of $1,475,512 and policyholders' account balances on deposit with reinsurer of $7,806,866 represent the 18% share of policy loans and policyholder account balances ceded to MEGA as of December 31, 1999.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


9)  Reinsurance, Commitments and Contingencies (Continued)
    ------------------------------------------

Mortgage loans originated and sold to unaffiliated investors are sold subject to certain recourse provisions.

Security National Mortgage Company ("Security National Mortgage"), a wholly-owned subsidiary of the Company, has been notified that it may be subject to an administrative action by the U.S. Department of Housing and Urban Development ("HUD"). By way of letter from HUD to Security National Mortgage dated February 15, 2000 and received on February 25, 2000, Security National Mortgage was advised "that the Mortgage Review Board" of HUD "is considering an administrative action against Security National Mortgage .... pursuant to 24 CFR
Part 25 ... and a civil money penalty  pursuant to 24 CFR part 30 ....".  In the letter, HUD set forth alleged violations of HUD/Federal Housing Administration ("FHA") requirements which included among such violations: (1) failure to comply with Security National Mortgage's own policy and procedures outlined in a July 17, 1997 letter to HUD; (2) acceptance of loans originated by personnel not employed by or not exclusively employed by Security National Mortgage; (3) acceptance of loans originated by non-HUD approved entities; (4) payment of fees and compensation to unauthorized entities or individuals in connection with FHA insured mortgages; and (5) certification of inaccurate HUD's.

Concerning the administrative action by HUD relating to the above allegations, dependent upon the facts and circumstances, HUD asserts it has alternatives such as taking no action, issuing a letter of reprimand, placing Security National Mortgage on probation or even suspending or withdrawing Security National Mortgage's approval function as a HUD/FHA lender. With respect to any civil money penalty, which could be in addition to the foregoing, the letter from HUD states that the "amount of the civil penalty shall not exceed $5,500 for each such listed or described violation" and that a "continuing violation may constitute a separate violation for each day that violation continues".

Security National Mortgage is allowed to respond in writing to what is asserted by HUD and the procedure permits at a future time, if necessary, an evidentiary hearing. At this stage a complete evaluation of the matter has not been made. Management, however, recognizes the serious alternative sanctions claimed by HUD to be available to it including the sanction of the loss of the ability to do FHA lending work. Thus, management recognizes the great importance and need for an appropriate written response to the letter to be filed with HUD and the need to do what is necessary to see that Security National Mortgage's understanding of the matter is fairly and properly presented to HUD.

The Company is also a defendant in various other legal actions arising from the normal conduct of business. Management believes that none of the actions will have a material effect on the Company's financial position or results of operations.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


10)      Retirement Plans

The Company and its subsidiaries have a noncontributory Employee Stock Ownership Plan (ESOP) for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,040 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors. The Company's contributions are allocated to eligible employees based on the ratio of each eligible employee's compensation to total compensation for all eligible employees during each year. ESOP contribution expense totaled $56,277, $59,613, and $45,616 for 1999, 1998, and 1997, respectively. At December 31, 1999 the ESOP held 619,273 shares of Class A and 1,216,848 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has a 401(k) savings plan covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions up to the lesser of 15% of total annual compensation or the statutory limits. The Company may match up to 50% of each employee's investment in Company stock, up to 1/2% of the employee's total annual compensation. The Company's match will be Company stock and the amount of the match will be at the discretion of the Company's Board of Directors. The Company's matching 401(k) contributions for 1999, 1998, and 1997 were approximately $3,858, $7,000, and $-0-, respectively. Also, the Company may contribute at the discretion of the Company's Board of Directors an Employer Profit Sharing Contribution to the 401-K savings plan. The Employer Profit Sharing Contribution shall be divided among three different classes of participants in the plan based upon the participant's title in the Company. In 1999 the Company contributed $130,958 to the Plan. There were no contributions made in 1998 or 1997. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


11)  Capital Stock

The following table summarizes the activity in shares of capital stock for the three year period ended December 31, 1999:

                             Class A         Class C
                           ----------    -----------
Balance at December
   31, 1996                 4,110,709     4,967,072

Stock Dividends               206,344       247,329
Conversion of Class C
   to Class A                   1,359       (13,590)
Stock Issued                    8,176          --
                           ----------    ----------

Balance at December
   31, 1997                 4,326,588     5,200,811

Stock Dividends               219,892       259,374
Conversion of Class C
   to Class A                   1,336       (13,352)
Stock Issued (cancelled)       69,514          (238)
                           ----------    ----------

Balance at December
   31, 1998                 4,617,330     5,446,595

Stock Dividends               231,672       264,550
Conversion of Class C
   to Class A                  15,580      (155,795)
Stock Issued (cancelled)         (851)         --
                           ----------    ----------

Balance at December
   31, 1999                 4,863,731     5,555,350
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

Stockholders of both classes of common stock have received 5% stock dividends in the years 1989 through 1999, as authorized by the Company's Board of Directors.

The Company has Class B Common Stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B Common Stock.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


11)  Capital Stock (Continued)
     -------------


In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                 1999             1998         1997
                                 ----             ----         ----

Numerator:
   Net income                   $ 975,895   $    771,229   $1,308,941
                                =========   ============   ==========

Denominator:
   Denominator for basic
     earnings per share-
     weighted-average
     shares                     4,397,141      4,272,516    3,988,034

   Effect of
     dilutive securities:
     Employee stock
       options                       --             --         19,606
     Stock appreciation
       rights                        --             --         85,051
                                ---------   ------------   ----------

   Dilutive potential
     common shares                   --             --        104,657

   Denominator
     for diluted earnings per
     share-adjusted
     weighted-average
     shares and assumed
     conversions                4,397,141      4,272,516    4,092,691
                                =========   ============   ==========
   Basic earnings
     per share                  $    0.22   $       0.18   $     0.33
                                =========   ============   ==========
   Diluted earnings
     per share                  $    0.22   $       0.18   $     0.32
                                =========   ============   ==========

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


12)  Deferred Compensation Plans (Continued)
     ---------------------------

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


12)  Deferred Compensation Plans (Continued)
     ---------------------------



Activity of the 1987 Plan is summarized as follows:

                                      Number                        Option
                                     of Shares                       Price

Outstanding at
December 31, 1996                      22,309                  $2.20 - $2.47

   Granted                            148,000
   Dividend                             7,400
   Exercised                          (22,309)
                                   ----------

Outstanding at
December 31, 1997                     155,400                  $4.29 - $4.71

   Dividend                             7,770
   Exercised                             --
                                   ----------

Outstanding at
December 31, 1998                     163,170                  $4.08 - $4.49

   Dividend                             8,159
   Exercised                              --
                                   ----------

Outstanding at
December 31, 1999                     171,329                  $3.89 - $4.28
                                   ==========

   Exercisable
   at end of year                     171,329
                                   ==========

Available options
   for future grant
   1987 Stock
   Incentive Plan                        -0-
                                       -----

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


12)  Deferred Compensation Plans (Continued)
     ---------------------------

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

On October 14, 1999, the Company amended the 1993 Plan to increase the number of shares of Class A Common Stock reserved for issuance under the plan from 746,126 Class A shares to 1,046,126 Class A shares.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


12)  Deferred Compensation Plans (Continued)
     ---------------------------

Activity of the 1993 Plan is summarized as follows:

                                      Number                        Option
                                     of Shares                       Price
                                    -----------                    ---------
Outstanding at
December 31, 1996                     287,816                  $2.70 - $4.52
   Cancelled                           (9,450)
   Dividend                            13,918
                                    ---------

Outstanding at
December 31, 1997                     292,284                  $2.58 - $4.31
   Dividend                            30,869
   Granted                            148,000
   Exercised                          (63,814)
                                    ---------

Outstanding at
December 31, 1998                     407,339                  $2.34 - $4.16
   Dividend                            24,762
   Granted                            190,000
   Expired                           (102,103)
                                   ----------

Outstanding at
December 31, 1999                     519,998                  $2.22 - $3.96

Exercisable
at end of year                        519,998
                                    =========

Available options
   for future grant
   1993 Stock
   Incentive Plan                     404,221
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

In 1998, the NAIC adopted codified statutory accounting principles ("Codification"). Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company uses to prepare its statutory- basis financial statements. Codification will require adoption by the various states before it becomes the

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


13)  Statutory-Basis Financial Information (Continued)
     -------------------------------------

prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Company, the states of Florida and Utah must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance Departments. At this time it is unclear when the states of Florida and Utah will adopt Codification. Management has not yet determined the impact of Codification to the Company's statutory-basis financial statements. Statutory net income and statutory stockholder's equity for the life subsidiaries as reported to state regulatory authorities, is presented below:

                             Statutory Net Income (Loss)
                                       December 31,
                             1999       1998       1997
                             --------------------------

Security National Life      $628,538    346,659  712,219
Southern Security Life       533,233   (486,825)  45,398


                             Statutory Stockholders' Equity
                                        December 31,
                            1999        1998        1997
                            ----------------------------

Security National Life   $12,089,618 12,083,747  11,789,615
Southern Security Life     8,976,516  8,627,252   9,316,923

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997


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




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997

14)  Business Segment Information (Continued)
     ----------------------------

                                                                            1999

                                  Life        Cemetery/                                  Reconciling
                               Insurance     Mortuary       Mortgage       Corporate        Items       Consolidated
                               ---------     --------       --------       ---------        -----       ------------

Revenues:
From external sources:
   Revenue from customers   $ 13,175,825   $ 10,178,246    $14,503,388   $      --      $       --      $ 37,857,459
   Net investment income       8,305,723        733,377      1,558,166        34,036            --        10,631,302
   Realized gains
      on investments             313,013           --             --            --              --           313,013
   Other revenues                812,973         22,856         14,117         5,658            --           855,604

Intersegment revenues:
   Net investment income       2,275,916           --             --         269,904      (2,545,820)           --
   Other revenues                175,409           --             --       3,568,800      (3,744,209)           --
                            ------------   ------------    -----------   -----------    ------------    ------------
                            $ 25,058,859   $ 10,934,479    $16,075,671   $ 3,878,398    $ (6,290,029)   $ 49,657,378
Expenses:
Death and other
   policy benefits             6,274,926           --             --            --              --         6,274,926
Increase in future
   policy benefits             5,700,784           --             --            --              --         5,700,784
Amortization of
   deferred policy
   acquisition costs
   and cost of
   insurance acquired          4,857,662           --             --            --              --         4,857,662
Depreciation                     179,461        452,225         44,633           533            --           676,852
General, administrative
      and other costs:
   Intersegment                3,711,809         69,072         85,719       219,684      (4,086,284)           --
   Other                       3,307,063      9,886,187     14,207,923     2,175,798            --        29,576,971
Interest expense:
   Intersegment                  269,904        181,972      1,484,726       267,143      (2,203,745)           --
   Other                           3,236        540,051        201,976       374,139            --         1,119,402
                            ------------   ------------    -----------   -----------    ------------    ------------
                            $ 24,304,845   $ 11,129,507    $16,024,977   $ 3,037,297      (6,290,029)   $ 48,206,597
                            ------------   ------------    -----------   -----------    ------------    ------------
Earnings (losses)
   before income taxes      $    754,014   $   (195,028)   $    50,694   $   841,101    $       --      $  1,450,781
                            ============   ============    ===========   ===========    ============    ============

Identifiable
   assets                   $196,056,087   $ 34,013,032    $11,020,380   $ 2,716,069    $(29,507,131)   $214,298,437
                            ============   ============    ===========   ===========    ============    ============

Expenditures for
   long-lived assets        $        266   $    527,658    $    90,819   $    11,002    $       --      $    629,745
                            ============   ============    ===========   ===========    ============    ============





                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997

14)  Business Segment Information (Continued)
     ----------------------------

                                                                            1998

                                  Life        Cemetery/                                     Reconciling
                               Insurance      Mortuary      Mortgage         Corporate        Items            Consolidated
                               ---------      --------      --------         ---------        -----            ------------

Revenues:
From external sources:
   Revenue from customers   $  5,915,659   $  9,225,801    $ 10,082,330      $   --          $   --             $ 25,223,790
   Net investment income       5,553,486        682,915       1,206,578         15,764                             7,458,743
   Realized gains
      on investments              74,121           --              --            --              --                   74,121
   Other revenues                 22,078         32,456           6,034          2,381           --                   62,949

Intersegment revenues:
   Net investment income       1,360,877           --              --          187,151      (1,548,028)                 --
   Other revenues                109,887           --              --          568,800        (678,687)                 --
                            ------------   ------------    ------------    -----------    ------------           ------------
                            $ 13,036,108   $  9,941,172    $ 11,294,942    $   774,096    $ (2,226,715)          $ 32,819,603
Expenses:
Death and other
   policy benefits          $  3,578,634   $      --       $      --       $       --     $       --             $  3,578,634
Increase in future
   policy benefits             3,353,287          --              --               --             --                3,353,287
Amortization of
   deferred policy
   acquisition costs
   and cost of
   insurance acquired          1,273,394          --              --               --             --                1,273,394
Depreciation                      85,557        455,418          39,125          4,655            --                  584,755
General, administrative
      and other costs:
   Intersegment                  536,400         70,656          71,631            --         (678,687)                 --
   Other                       3,497,140      8,775,932       9,540,801        190,493            --               22,004,366
Interest expense:
   Intersegment                  187,151        183,908       1,176,969            --       (1,548,028)                 --
   Other                          11,587        554,283         176,091        257,162            --                  999,123
                            ------------   ------------    ------------    -----------    ------------           ------------
                            $ 12,523,150   $ 10,040,197    $ 11,004,617    $   452,310    $ (2,226,715)          $ 31,793,559
                            ------------   ------------    ------------    -----------    ------------           ------------
Earnings (losses)
   before income taxes      $    512,958   $    (99,025)   $    290,325    $   321,786    $       --             $  1,026,044
                            ============   ============    ============    ===========    ============           ============

Identifiable
   assets                   $183,340,180   $ 33,539,827    $  9,010,581    $ 3,070,453    $(15,695,894)          $213,265,147
                            ============   ============    ============    ===========    ============           ============

Expenditures for
   long-lived assets        $    761,246   $  1,202,056    $     76,721    $     --       $      --              $  2,040,023
                            ============   ============    ============    ===========    ============           ============






                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997

14)  Business Segment Information (Continued)
     ----------------------------

                                                                            1997

                                  Life        Cemetery/                                Reconciling
                               Insurance      Mortuary     Mortgage      Corporate       Items       Consolidated
                               ---------      --------    --------       ---------       -----       ------------
Revenues:
From external sources:
   Revenue from customers   $  6,140,783   $ 9,230,864   $5,661,867   $      --      $       --      $ 21,033,514
   Net investment income       5,856,221       609,194      664,331         9,834            --         7,139,580
   Realized gains
      on investments             252,635          --        252,635
   Other revenues                 13,778        27,621          450         7,044            --            48,893

Intersegment revenues:
   Net investment income         978,930          --           --         188,767      (1,167,697)           --
   Other revenues                115,622          --           --         568,800        (684,422)           --
                            ------------   -----------   ----------   -----------    ------------    ------------
                            $ 13,357,969   $ 9,867,679   $6,326,648   $   774,445    $ (1,852,119)   $ 28,474,622
Expenses:
Death and other
  policy benefits           $  3,694,442   $      --     $     --     $      --      $       --      $  3,694,442
Increase in future
   policy benefits             2,974,915          --           --            --              --         2,974,915
Amortization of
   deferred policy
   acquisition costs
   and cost of
   insurance acquired          1,132,298          --           --            --              --         1,132,298
Depreciation                      55,338       420,787       29,150        10,644            --           515,919
General, administrative
      and other costs:
   Intersegment                  536,400        75,408       72,614          --          (684,422)           --
   Other                       3,722,336     8,312,812    5,377,440       127,782            --        17,540,370
Interest expense:
   Intersegment                  188,767       192,835      783,257         2,838      (1,167,697)           --
   Other                          41,723       628,616       19,836       257,454            --           947,629
                            ------------   -----------   ----------   -----------    ------------    ------------
                            $ 12,346,219   $ 9,630,458   $6,282,297   $   398,718    $ (1,852,119)   $ 26,805,573
                            ------------   -----------   ----------   -----------    ------------    ------------
Earnings (losses)
   before income taxes      $  1,011,750   $   237,221   $   44,351   $   375,727    $       --      $  1,669,049
                            ============   ===========   ==========   ===========    ============    ============
Identifiable
   assets                   $103,604,675   $31,297,233   $1,176,039   $ 1,881,997    $(12,508,065)   $125,451,879
                            ============   ===========   ==========   ===========    ============    ============
Expenditures for
   long-lived assets        $     40,882   $   283,622   $   26,587   $      --      $       --      $    351,091
                            ============   ===========   ==========   ===========    ============    ============



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998, and 1997



15)  Disclosure about Fair Value of Financial Instruments
     ----------------------------------------------------

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

Investment Contracts: The fair values for the Company's liabilities under investment-type insurance contracts are estimated based on the contracts' cash surrender values. The carrying amount and fair value as of December 31, 1999 were approximately $90,251,000 and $84,923,000, respectively.

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

16)  Other Comprehensive Income

The following summarizes other comprehensive income:

                                    1999         1998        1997
                                    ----         ----        ----
Unrealized gains (losses)
     on available
     for-sale securities        $(696,162)   $ 405,047    $ 928,917
Less:  reclassification
     adjustment for net
     realized gains in
     net income                   (14,126)     (62,702)    (227,097)
                                ---------    ---------    ---------
Net unrealized gains (losses)    (710,288)     342,345      701,820
Tax expense on net unrealized
     gain (losses)                294,866      (92,171)    (130,796)
                                ---------    ---------    ---------
Other comprehensive
     income (loss)              $(415,422)   $ 250,174    $ 571,024
                                =========    =========    =========

                                                                   Schedule I

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                             Summary of Investments
                    Other than Investments in Related Parties



As of December 31, 1999:

                                                             Amount at
                                                              Which
                                                              Shown
                                               Estimated      in the
Type of Investment              Amortized        Fair        Balance
------------------                 Cost          Value        Sheet
                                 --------      ---------     -------
Fixed maturity securities
  held to maturity:

Bonds:
   U.S. Treasury securities
     and obligations
     of U.S. Government
     agencies                 $ 12,822,025   $ 12,686,643   $12,822,025
   Obligations of states
     and political
     subdivisions                  176,499        167,116       176,499
   Corporate securities
     including public
     utilities                  20,594,306     20,759,857    20,594,306
   Mortgage backed
     securities                  6,009,010      5,799,814     6,009,010
Redeemable preferred
     stocks                         28,011         40,022        28,011
                              ------------   ------------   -----------

   Total Fixed
     Securities held
     to maturity                39,629,851     39,453,452    39,629,851
                              ------------   ------------   -----------

Securities
   available for sale:
Bonds:
   U.S. Treasury
   securities and
   obligations of U.S.
     Government agencies         4,596,294      4,579,332     4,579,332
   Corporate securities
     including public
     utilities                  20,270,712     19,449,746    19,449,746
   Mortgage-backed
     securities                     90,341         90,112        90,112
Nonredeemable
   preferred stock                  70,431        106,450       106,450
Common stock:
   Public utilities                285,723        396,487       396,487
   Banks, trusts and
     insurance companies           251,083        603,764       603,764
   Industrial,
     miscellaneous and
     all other                   3,742,902      4,638,512     4,638,512
                              ------------   ------------   -----------

     Total Securities
        available for
        sale                    29,307,486     29,864,403    29,864,403
                              ------------   ------------   -----------

Mortgage loans on
   real estate                  18,926,628                  18,926,628
Real estate                      7,629,952                   7,629,952
Policy loans                    11,607,993                  11,607,993
Other investments                1,290,310                   1,290,310
                              ------------                 -----------

   Total investments          $108,392,220                $108,949,137
                              ============                 ===========

                                                                   Schedule II

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                                 Balance Sheets

                                             December 31,

                                     1999        1998
                                     ----        ----
Assets

Short-term investments         $      --     $   294,927

Cash(15,639)                       118,731

Investment in subsidiaries
    (equity method)             41,742,002    36,107,674

Receivables:
    Receivable from
        affiliates               1,629,966     1,579,965
    Other                           18,566        76,368
                               -----------   -----------
       Total receivables         1,648,532     1,656,333

Property, plant and
    equipment, at cost,
    net of accumulated
    depreciation of $314,392
    for 1999 and $313,859
    for 1998                        10,535            66

Other assets                        72,641           396
                               -----------   -----------
    Total assets               $43,458,071   $38,178,127
                               ===========   ===========





See accompanying notes to parent company only financial statements.

                                                        Schedule II Continued)

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                           Balance Sheets (Continued)



                                                 December 31,

                                          1999            1998
                                          ----            ----
Liabilities:
------------
Bank loans payable:
    Current installments            $    841,767    $  2,358,684
    Long-term                          6,465,741       5,862,614

Notes and contracts payable:
    Current installments                 152,818         181,319
    Long-term                            303,713         455,572

Advances from affiliated
    companies                          8,290,697       1,781,118

Other liabilities and
    accrued expenses                     512,041         494,367

Income taxes                             401,601         364,194
                                    ------------    ------------
    Total liabilities                 16,968,378      11,497,868
                                    ------------    ------------

Stockholders' equity:
---------------------
Common Stock:
   Class A:  $2 par value,
       authorized 10,000,000
       shares, issued
       4,863,731 shares in
       1999 and 4,617,330
       shares in 1998                  9,727,462       9,234,660
   Class C:  $0.20 par
       value, authorized
       7,500,000 shares,
       issued 5,555,350
       shares in 1999
       and 5,446,595
       shares in 1998                  1,111,070       1,089,319
                                    ------------    ------------
Total common stock                    10,838,532      10,323,979

Additional paid-in capital            10,015,942       9,596,444
Accumulated other
   comprehensive income                  665,691       1,081,113
Retained earnings                      7,516,640       7,474,783
Treasury stock at cost
  (966,139 Class A shares and
   61,979 Class C shares in 1999;
   692,993 Class A shares and
   59,028 Class C shares in 1998,
   held by affiliated companies)      (2,547,112)     (1,796,060)
                                    ------------    ------------
Total stockholders'
   equity                             26,489,693      26,680,259
                                    ------------    ------------
   Total liabilities
       and stockholders'
       equity                       $ 43,458,071    $ 38,178,127
                                    ============    ============


See accompanying notes to parent company only financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                             Statements of Earnings

                                    Year Ended December 31,
                                   -----------------------
                             1999          1998           1997
                             ----          ----           ----

Revenue:
    Net investment
        income           $    39,694    $  18,145    $    16,878
    Fees from
        affiliates         3,838,704      755,951        757,567
                         -----------    ---------    -----------
        Total revenue      3,878,398      774,096        774,445
                         -----------    ---------    -----------
Expenses:
    General and
       administrative
        expenses           2,396,015      195,148        138,425
    Interest expense         641,282      257,162        260,293
                         -----------    ---------    -----------
        Total expenses     3,037,297      452,310        398,718
                         -----------    ---------    -----------
Earnings (loss)
    before income
    taxes, and
    earnings of
    subsidiaries             841,101      321,786        375,727

Income tax expense          (277,810)    (114,346)      (124,256)

Equity in earnings
    of subsidiaries          412,604      563,789      1,057,470
                         -----------    ---------    -----------
Net earnings             $   975,895    $ 771,229    $ 1,308,941
                         ===========    =========    ===========


























See accompanying notes to parent company only financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)
                             Statements of Cash Flow

                                         Year Ended December 31,
                                         -----------------------
                                   1999            1998          1997
                                   ----            ----          ----
Cash flows from operating activities:

    Net earnings               $   975,895    $   771,229    $ 1,308,941
Adjustments to
      reconcile net earnings
      to net cash provided
      by (used in)
      operating activities:
      Depreciation and
         amortization                  533          4,655         10,644
      Undistributed earnings
         of affiliates            (412,604)      (563,789)    (1,057,470)
      Provision for
         income taxes              277,810        114,346        124,254
    Change in assets and
      liabilities:
      Accounts receivable           57,802        (90,600)        86,403
      Other assets                 (72,245)          (396)           202
      Accounts payable and
         accrued expenses             --            4,697         31,046
      Other liabilities             17,687        263,926        (43,732)
                               -----------    -----------    -----------
Net cash provided by
    operating activities           844,878        504,068        460,288

Cash flows from investing
    activities:
    Purchase of short-term
      investments                  (11,045)       (11,737)       (96,039)
    Proceeds from sale of
      short term investments       305,972           --           91,750
    Note receivable from
      affiliate                       --       (1,000,000)          --
    Purchase of equipment          (11,002)          --             --
    Investment in
      subsidiaries              (6,388,198)    (5,250,000)       (75,000)
                               -----------    -----------    -----------
Net cash used in
    investing activities        (6,104,273)    (6,261,737)       (79,289)

Cash flows from financing
    activities:
    Proceeds from advances
      from affiliates            6,388,198        200,000           --
    Payments of advances
      to affiliates               (169,023)      (200,000)          --
    Payments of notes and
      contracts payable         (1,094,150)      (398,353)      (386,799)
    Purchase of treasury
      stock                           --             --             --
    Sale of treasury stock            --             --           44,994
    Proceeds from borrowings
      on notes and
      contracts payable               --        6,246,400           --
                               -----------    -----------    -----------
Net cash provided by
    financing activities         5,125,025      5,848,047       (341,805)
                               -----------    -----------    -----------
Net change in cash                (134,370)        90,378         39,194
Cash at beginning
    of year                        118,731         28,353        (10,841)
                               -----------    -----------    -----------
Cash at end of year            $   (15,639)   $   118,731    $    28,353
                               ===========    ===========    ===========

See accompanying notes to parent company only financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                Notes to Parent Company Only Financial Statements


1) Bank Loans Payable

    Bank loans payable are summarized as follows:

                                                           December 31,
                                                           ------------
                                                     1999               1998
                                                     ----               ----
    $5,863,000  revolving
    line of credit at bank prime
    rate less 1%,  (7.5% at December
    31, 1999)  interest only to
    December 1999  thereafter
    interest and principal, collateralized
    by 15,000 shares of Security
    National Life Insurance Company
    stock, due December 2005                       $5,610,111       $6,246,400

    Bank prime rate plus 1/2%
    (9.0% at December  31, 1999)
    note payable in monthly
    installments of $36,420 including
    principal and interest, collateralized
    by 15,000 shares of Security
    National Life stock, due December 2004.         1,697,397        1,974,898
                                                   ----------        ---------

        Total bank loans                            7,307,508        8,221,298

      Less current installments                       841,767        2,358,684
                                                   ----------       ----------
      Bank loans, excluding
        current installments                       $6,465,741       $5,862,614
                                                   ==========       ==========


2)  Notes and Contracts Payable

    Notes and contracts are summarized as follows:

                                                            December 31,
                                                            ------------
                                                       1999             1998
                                                       ----             ----
    10 year notes due April 16, 1999,
      1% over U.S. Treasury 6 month
      bill rate                                    $     535          $ 28,187

    Due to former stockholders of
    Civil Service Employees Life Insurance
    Company resulting from the acquisition
    of such entity. 7% note payable in seven
    annual principal payments of $151,857
    due December 2003                                 455,571          607,429

    Other                                                 425            1,275
                                                    ---------         --------

    Total notes and contracts                         456,531          636,891
    Less current installments                         152,818          181,319
                                                    ---------         --------
    Notes and contracts,
      excluding current
      installments                                   $303,713         $455,572
                                                     ========         ========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                Notes to Parent Company Only Financial Statements


The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

         2000                     $  994,585
         2001                      1,329,464
         2002                      1,420,552
         2003                      1,366,940
         2000                      1,498,926
         Thereafter                1,153,572
                                  ----------
         Total                    $7,764,039
                                  ==========

3)  Advances from Affiliated Companies

                                    December 31,

                                1999        1998
                                ----        ----
Non-interest bearing
advances from affiliates:

Cemetery and Mortuary
   subsidiary               $1,366,930   $1,126,527
Mortgage subsidiary               --           --
Life Insurance subsidiary    6,923,767      654,591
                            ----------   ----------
                            $8,290,697   $1,781,118

4)  Dividends

No dividends have been paid to the registrant for each of the last three years by any subsidiaries.




                                                                    Schedule IV

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                   Reinsurance

                                                                                                          Percentage

                                                         Ceded to         Assumed                          of Amount
                                       Direct              Other        from Other           Net            Assumed
                                       Amount            Companies       Companies         Amount           to Net
                                       ------            ---------       ---------         ------           ------

1999
-----
Life Insurance
 in force ($000)                     $ 1,532,597        $  296,936        $581,296        $ 1,816,957        32.00%
                                     ===========        ==========        ========        ===========        ======

Premiums:
Life Insurance                       $12,870,339        $1,063,696        $722,080        $12,528,723         5.76%
Accident and
 Health Insurance                        563,592            34,643           4,565            533,514          .85%
                                     -----------        ----------        --------        -----------        ------
   Total premiums                    $13,433,931        $1,098,339        $726,645        $13,062,237         5.56%
                                     ===========        ==========        ========        ===========        ======

1998
-----
Life Insurance
 in force ($000)                     $ 1,554,286        $  352,777        $569,448        $ 1,770,957        32.15%
                                     ===========        ==========        ========        ===========        =====

Premiums:
Life Insurance                       $ 5,544,015        $  251,271        $161,562        $ 5,454,306         2.96%
Accident and
 Health Insurance                        371,585            22,924           4,905            353,566         1.39%
                                     -----------        ----------        --------        -----------        -----
   Total premiums                    $ 5,915,600        $  274,195        $166,467        $ 5,807,872         2.87%
                                     ===========        ==========        ========        ===========        =====

1997
----
Life Insurance
 in force ($000)                     $   602,652        $   61,629        $ 46,254        $   587,277         7.88%
                                     ===========        ==========        ========        ===========        =====

Premiums:
Life Insurance                       $ 5,575,024        $  237,830        $276,086        $ 5,613,280         4.92%
Accident and
 Health Insurance                        426,529            25,367           6,953            408,115         1.70%
                                     -----------        ----------        --------        -----------        -----
   Total premiums                    $ 6,001,553        $  263,197        $283,039        $ 6,021,395         4.70%
                                     ===========        ==========        ========        ===========        =====






                                                                      Schedule V

                           SECURITY NATIONAL FINANCIAL CORPORATION
                                      AND SUBSIDIARIES
                              Valuation and Qualifying Accounts


                                          Balance     Additions            Deductions,           Balance
                                            at         Charged              Disposals              at
                                        Beginning      to Costs                 and               End of
                                         of Year    and Expenses           Write-offs             Year
                                        ---------    ------------           ----------           ------
For the Year Ended December 31, 1999
------------------------------------
Accumulated depreciation
   on real estate                      $2,380,874        $369,557        $ (28,407)             $2,722,024

Accumulated depreciation on
   property, plant and equipment        5,312,791         817,869         (141,017)              5,989,643

Allowance for doubtful accounts         1,576,668         150,981         (259,695)              1,467,954

For the Year Ended December 31, 1998
------------------------------------
Accumulated depreciation
   on real estate                      $2,049,346        $332,411        $    (883)             $2,380,874
Accumulated depreciation on
   property, plant and equipment        4,728,036         584,755              --                5,312,791

Allowance for doubtful accounts         1,679,090         175,750          278,172)              1,576,668


For the Year Ended December 31, 1997
------------------------------------
Accumulated depreciation
   on real estate                      $1,868,187        $300,058        $(118,899)             $2,049,346

Accumulated depreciation on
   property, plant and equipment        4,218,591         515,919           (6,474)              4,728,036

Allowance for doubtful accounts         1,862,599         129,502         (313,011)              1,679,090



Item 9.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure
-----------------------------------
Security National Financial Corporation (the "Company") retained Tanner + Co. as its independent auditors and replaced Ernst & Young LLP effective December 1, 1999. No report of Ernst & Young LLP on the financial statements of the Company for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. Since the engagement of Ernst & Young LLP for the Company's two most recent fiscal years and through the date of replacement, there were no disagreements between the Company and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The change in independent accountants was approved by the Company's Board of Directors and disclosed in a Form 8-K, which was filed with the Securities and Exchange Commission on December 21, 1999. Reference is made to current reports on Forms 8-K dated December 21, 1999.

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

                                                                  Position(s)
     Name                Age        Director Since             with the Company
--------------           ---        --------------             ----------------
George R.
  Quist(2)                79          October 1979          Chairman of the
                                                            Board, President
                                                            and Chief
                                                            Executive Officer

William C.
  Sargent(2)              71          February 1980         Senior Vice
                                                            President,
                                                            Secretary and
                                                            Director

Scott M.
  Quist(1)                46          May 1986              First Vice
                                                            President,
                                                            General Counsel,
                                                            Treasurer and
                                                            Director
Charles L.
  Crittenden(2)           80          October 1979          Director

Sherman B.
  Lowe(2)                 85          October 1979          Director

R.A.F.
  McCormick(1)            86          October 1979          Director

H. Craig
  Moody(1)                46          September 1995        Director

Norman Wilbur(2)          61          October 1998          Director

Robert G.
   Hunter(2)              40          October 1998          Director

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

George R. Quist, age 79, has been Chairman of the Board, President and Chief Executive Officer of the Company since October 1979. Mr. Quist is also Chairman of the Board, President and Chief Executive Officer of Southern Security Life Insurance Company and has served in this position since December 1998. From 1960 to 1964, he was Executive Vice President and Treasurer of Pacific Guardian Life Insurance Company. From 1946 to 1960, he was an agent, District Manager and Associate General Agent for various insurance companies. Mr. Quist also served from 1981 to 1982 as the President of The National Association of Life Companies, a trade association of 642 life insurance companies, and from 1982 to 1983 as its Chairman of the Board.

William C. Sargent, age 71, has been Senior Vice President of the Company since 1980, Secretary since October 1993, and a director since February 1980. Mr. Sargent is also Senior Vice President, Secretary and Director of Southern Security Life Insurance Company and has served in this position since December 1998. Prior to that time, he was employed by Security National as a salesman and agency superintendent.

Scott M. Quist, age 46, has been General Counsel of the Company since 1982, First Vice President since December 1990, Treasurer since October 1993, and a director since May 1986. Mr. Quist is also First Vice President, Treasurer and General Counsel and Director of Southern Security Life Insurance Company and has served in this position since December 1998. From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas. From 1986 to 1991, he was treasurer and director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies. Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance. Mr. Quist has also served as a regional director of Key Bank of Utah since November 1993. Mr. Quist is currently a director and vice president of the National Alliance of Life Companies, a trade association of over 200 life companies.

Charles L. Crittenden, age 80, has been a director of the Company since October 1979. Mr. Crittenden is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. Mr. Crittenden has been sole stockholder of Crittenden Paint & Glass Company since 1958. He is also an owner of Crittenden Enterprises, a real estate development company and Chairman of the Board of Linco, Inc.

Sherman B. Lowe, age 85, has been a director of the Company since October 1979. Mr. Lowe is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. Mr. Lowe was formerly President and Manager of Lowe's Pharmacy for over 30 years. He is now retired. He is an owner of Burton-Lowe Ranches, a general partnership.

R.A.F. McCormick, age 86, has been a director of the Company since October 1979. Mr. McCormick is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. He is a past Vice President of Sales for Cloverclub Foods. He is now retired.

H. Craig Moody, age 46, has been a director of the Company since September 1995. Mr. Moody is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. Mr. Moody is owner of Moody & Associates, a political consulting and real estate company. He is a former Speaker and House Majority Leader of the House of Representatives of the State of Utah.

Norman Wilbur, age 61, has been a director of the Company since October 1998. Mr. Wilbur is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. Mr. Wilbur worked for J.C. Penny's regional offices in budget and analysis. His final position was Manager of Planning and Reporting for J.C. Penny's stores. After 36 years with J.C. Penny's he took an option of an early retirement in 1997. Mr. Wilbur is a past board member of a homeless organization in Plano, Texas.

Robert G. Hunter, M.D., age 40, has been a director of the Company since October 1998. Dr. Hunter is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. Dr. Hunter is currently a practicing physician in private practice. Dr. Hunter created the State Wide E.N.T. Organization (Rocky Mountain E.N.T., Inc.) where he is currently a member of the Executive Committee. He is Chairman of Surgery at Cottonwood Hospital, a delegate to the Utah Medical Association and a delegate representing Utah to the American Medical Association, and a member of several medical advisory boards.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company (the business biographies set forth above):

     Name               Age               Title
--------------         ----        --------------------
George R.
  Quist(1)              79        Chairman of the Board, President
                                  and Chief Executive Officer
William C.
  Sargent               71        Senior Vice President and Secretary
Scott M.
  Quist(1)              46        First Vice President, General Counsel
                                  and Treasurer

(1)George R. Quist is the father of Scott M. Quist.

The Board of Directors of the Company has a written procedure which requires disclosure to the board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof has had any transactions with the Company or its subsidiaries during 1999 or 1998 other than employment arrangements as described above, and the loan made to George R. Quist on April 29, 1998. See "Item 13. Certain Relationships and Related Transactions."

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




Item 11.  Executive Officer Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by George R. Quist, the Company's President and Chief
Executive Officer,  and all other executive officers  (collectively,  the "Named
Executive Officers") at December 31, 1999 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December
31, 1999.

                                                                                  Summary Compensation Table

                                                                                Annual Compensation        Long-Term Compensation

                                                                 Other
                                                                Annual       Restricted    Securities      Long-Term    All Other
Name and                                                        Compen-       Stock      Underlying       Incentive     Compen-
Principal Position         Year         Salary($)   Bonus($)   sation($)(2)   Awards($)  Options/SARs(#)  Payout($)   sation($)(3)
------------------         ----         ---------   --------   ------------   ---------  --------------- ---------   ------------
George R. Quist (1)        1999          $147,204   $20,200       $2,400         $0           50,000         $0           $20,247
  Chairman of the Board,   1998           137,454    20,200        2,400          0           50,000          0            12,084
  President and Chief      1997           118,508    16,833        2,400          0           50,000          0            11,094
  Executive Officer

William C. Sargent         1999           148,058    17,325        4,500          0           45,000          0            16,879
  Senior Vice President,   1998           130,329    17,325        4,500          0           45,000          0             5,286
  Secretary and            1997           108,685    16,500        4,500          0           45,000          0             5,224
  Director

Scott M. Quist (1)         1999           134,200    18,770        7,200          0           45,000          0            15,201
 First Vice President,     1998           119,025    18,770        7,200          0           35,000          0             7,257
  General Counsel          1997           103,215    17,875        7,200          0           35,000          0             6,490
  Treasurer and Director



  (1)    George R. Quist is the father of Scott M. Quist.

  (2) The amounts indicated under "Other Annual Compensation" consist of payments related to the operation of automobiles by the Named Executive Officers. However, such payments do not include the furnishing of an automobile by the Company to George R. Quist, William C. Sargent and Scott M. Quist nor the payment of insurance and property taxes with respect to the automobiles operated by the Named Executive Officers.

  (3) The amounts indicated under "All Other Compensation" consist of (a) amounts contributed by the Company into a trust for the benefit of the Named Executive Officers under the Employee Stock Ownership Plan (for fiscal 1999, such amounts were George R. Quist, $2,721; William C. Sargent, $2,953; and Scott
M. Quist, $2,648); (b) matching contributions made by the Company pursuant to the 401(k) Retirement Savings Plan in which all matching contributions are invested in the Company's Class A Common Stock (for fiscal 1999, such amounts were George R. Quist, $-0-; William C. Sargent, $-0-; and Scott M. Quist, $-0-;
(c) profit  sharing  contributions  made by the  Company  pursuant to the 401(k)
Retirement Savings Plan (for fiscal 1999, such amounts were George R. Quist, $12,245; William C. Sargent, $13,289; and Scott M. Quist, $11,916); (d)
insurance premiums paid by the Company with respect to a group life insurance plan for the benefit of the Named Executive Officers (for fiscal 1999, $1,911 was paid for all Named Executive Officers as a group, or $637 each for George R. Quist, William C. Sargent and Scott M. Quist); and (e) life insurance premiums paid by the Company for the benefit of the family of George R. Quist ($4,644). The amounts under "All Other Compensation" do not include the no interest loan in the amount of $172,000 that the Company made to George R. Quist on April 29, 1998, to exercise stock options. See "Item 13 Certain Relationships and Related Transactions".

The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the Named Executive Officers during the fiscal year ended December 31, 1999, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 1999.

Aggregated Option/SAR Exercised in Last Fiscal Year and
Fiscal Year-End Option/SAR Values

                                           Number of
                                          Securities
                                           Underlying           Value of
                                           Unexercised         Unexercised
                                          Options/SARs        In-the-Money
                Shares                        at             Options/SARs at
               Acquired                   December 31,        December 31,
                  on                        1999(#)               1999
               Exercise     Value     Exercis-    Unexer-   Exercis-  Unexer-
Name               (#)    Realized      able      cisable     able    cisable
----          ---------------------  ----------   -------  ---------- -------
George R
  Quist         -0-        $-0-        165,506       -0-   $ 25,313      $-0-
William C
  Sargent       -0-        $-0-        237,000       -0-   $136,682      $-0-
Scott M
  Quist         -0-        $-0-        126,355       -0-   $ 37,246      $-0-

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

The Compensation Agreement further provides that the Board of Directors may elect to pay the entire amount of deferred compensation in the form of a single lump-sum payment or other installment payments, so long as the term of such payments do not exceed 10 years. However, in the event Mr. Sargent's employment with the Company is terminated for any reason other than retirement, death or disability, the entire deferred compensation shall be forfeited by him.

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

Employee 401(k) Retirement Savings Plan

In 1995, the Company's Board of Directors adopted a 401(k) Retirement Savings Plan. Under the terms of the 401(k) plan, effective as of January 1, 1995, the Company may make discretionary employer matching contributions to its employees who choose to participate in the plan. The plan allows the board to determine the amount of the contribution at the end of each year. The Board adopted a contribution formula specifying that such discretionary employer matching contributions would equal 50% of the participating employee's contribution to the plan to purchase Company stock up to a maximum discretionary employee contribution of 1/2% of a participating employee's compensation, as defined by the plan.

All persons who have completed at least one year's service with the Company and satisfy other plan requirements are eligible to participate in the 401(k) plan. All Company matching contributions are invested in the Company's Class A Common Stock. The Company's matching contributions for 1999, 1998, and 1997 were approximately $3,858, $7,000 and $-0- respectively. Also, the Company may contribute at the discretion of the Company's Board of Directors an Employer Profit Sharing Contribution to the 401-K plan. The Employer Profit Sharing Contribution shall be divided among three different classes of participants in the plan based upon the participant's title in the Company. In 1999 the Company contributed $130,958 to the Plan. There were no contributions made in 1998 or 1997. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the "Ownership Plan") for the benefit of career employees of the Company and its subsidiaries. The following is a description of the Ownership Plan, and is qualified in its entirety by the Ownership Plan, a copy of which is available for inspection at the Company's offices.

Under the Ownership Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the Ownership Plan. Employees become eligible to participate in the Ownership Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,040 hours of service). The Company's contributions under the Ownership Plan are allocated to eligible employees on the same ratio that each eligible employee's compensation bears to total compensation for all eligible employees during each year. To date, the Ownership Plan has approximately 107 participants and had contributions payable to the Plan in 1999 of $56,277. Benefits under the Ownership Plan vest as follows: 20% after the third year of eligible service by an employee, an additional 20% in the fourth, fifth, sixth and seventh years of eligible service by an employee.

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

On October 14, 1999, the Company amended the 1993 Plan to increase the number of shares of Class A Common Stock reserved for issuance under the plan from 746,126 Class A shares to 1,046,126 Class A shares.




Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth security  ownership  information of the Company's
Class A and Class C Common Stock as of March 20, 2000, (i) for persons who own beneficially more than 5% of the Company's outstanding Class A or Class C Common
Stock, (ii) each director of the Company, and (iii) for all executive officers and directors of the Company as a group.

                                                                                                               Class A
                                                Class A                    Class C                           and Class C
                                             Common Stock                Common Stock                       Common Stock
                                             ------------                ------------                        ------------
                                 Amount                            Amount                             Amount
Name and Address of           Beneficially        Percent       Beneficially    Percent           Beneficially           Percent
Beneficial Owner                 Owned           of Class          Owned        of Class              Owned             of Class
-----------------               -------          --------          -----        --------              -----             --------
George R. Quist (1)(2)
4491 Wander Lane
Salt Lake City,
  Utah 84124                   142,581              3.7%          223,104         4.1%                  365,685            3.9%

George R. and Shirley C
Quist Family
  Partnership, Ltd.(6)
4491 Wander Lane
Salt Lake City,
  Utah 84124                   327,371               8.4%       2,629,242        47.9%                2,956,613           31.5%

Employee Stock
  Ownership Plan (4)
5300 S. 360 W., Suite 250
Salt Lake City,
  Utah 84123                   619,273              15.9%       1,216,848        22.2%                1,836,121           19.6%

William C. Sargent (1)(2)(3)
4974 Holladay Blvd
Salt Lake City,
  Utah 84117                    94,121               2.4%         300,075         5.5%                  394,196            4.2%

Scott M. Quist (3)
7 Wanderwood Way
Sandy, Utah 84092               98,916               2.5%          69,672         1.3%                 168,588            1.8%

Charles L. Crittenden
248 - 24th Street
Ogden, Utah 84404                1,643                *           187,752         3.4%                 189,395            2.0%



                                                                                                             Class A
                                                Class A                    Class C                          and Class C
                                             Common Stock               Common Stock                       Common Stock
                                             ------------               ------------                        ------------
                                 Amount                            Amount                             Amount
Name and Address of           Beneficially        Percent       Beneficially    Percent           Beneficially           Percent
Beneficial Owner                 Owned           of Class          Owned        of Class              Owned             of Class
-----------------               -------          --------          -----        --------              -----             --------
Sherman B. Lowe (3)
2197 South 2100 East
Salt Lake City,
  Utah 84109                    22,318              *              205,187        3.7%               227,505               2.4%

R.A.F. McCormick (1)
400 East Crestwood Road
Kaysville, Utah 84037           10,703              *              107,051        1.9%               117,754               1.3%

H. Craig Moody
1782 East Faunsdale Dr.
Sandy, Utah 84092                  588              *                -0-            *                    588                 *

Norman G. Wilbur
2520 Horseman Drive

Plano, Texas 75025                 840              *                -0-            *                    840                 *

Robert G. Hunter
#2 Ravenwood Lane
Sandy, Utah 84092                  648              *                -0-            *                    648                 *

Associated Investors (5)
5300 S. 360 W. Suite 250
Salt Lake City,
  Utah 84123                    83,214            2.1%             513,688        9.4%               596,902               6.4%

All directors and
  executive officers
  (9 persons)                  782,943           20.1%           3,722,083        67.8%             4,421,812              47.1%

 *   Less than one percent



  (1) Does not include 619,273 shares of Class A Common Stock and 1,216,848 shares of Class C Common Stock owned by the Company's Employee Stock Ownership Plan (ESOP), of which George R. Quist, William C. Sargent and R.A.F. McCormick are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

  (2) Does not include 83,214 shares of Class A Common Stock and 513,688 shares of Class C Common Stock owned by Associated Investors, a Utah general partnership, of which these individuals are the managing partners and, accordingly, exercise shared voting and investment powers with respect to such shares.

  (3) Does not include 85,491 shares of Class A Common Stock owned by the Company's 401(k) Retirement Savings Plan, of which William C. Sargent, Scott M. Quist and Sherman B. Lowe are members of the Investment Committee and accordingly, exercise shared voting and investment powers with respect to such shares.

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

The Company's officers and directors, as a group, own beneficially approximately 47.1% of the outstanding shares of the Company's Class A and Class C Common Stock.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
The Company has made a loan in the amount of $172,000 to George R. Quist, the Company's President and Chief Executive Officer, without requiring the payment of any interest. The loan was made under a Promissory Note dated April 29, 1998 in order for Mr. Quist to exercise stock options which were granted to him under the 1993 Plan. No installment payments are required under the terms of the note, but the note must be paid in full as of May 1, 2000. Mr. Quist has the right to make prepayments on the note at any time. As of March 31, 2000, the outstanding balance of the note was $116,600. The loan was approved by the Company's directors on March 12, 1999, with Mr. Quist abstaining, at a Special Meeting of the Board of Directors.

The Company's Board of Directors has a written procedure which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof, has engaged in any business transactions with the Company or its subsidiaries during 1998 or 1999 other than as described herein.

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

            (9) Incorporated by reference from Report on Form 8-K, as filed on May 11, 1998.

           (10) Incorporated by reference from Report on Form 8-K, as filed on January 4, 1999.

           (11) Incorporated by reference from Report on Form 8-K, as filed on March 4, 1999.

           (12) Incorporated by reference from Annual Report on Form 10-K, as filed on April 14, 1999.

    21.  Subsidiaries of the Registrant

    27.  Financial Data Schedule

    (b)  Reports on Form 8-K:

            On December 1, 1999, the Company filed a Form 8-K regarding the engagement of Tanner + Co. as its independent auditors to replace Ernst & Young LLP.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     SECURITY NATIONAL FINANCIAL CORPORATION


Dated:  April 14, 2000                       By: George R. Quist,
                                                 ---------------
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                  TITLE                         DATE

George R. Quist                  Chairman of the                 April 14, 2000
---------------                  Board, President
                                 and Chief Executive
                                 Officer (Principal
                                 Executive Officer)

Scott M. Quist                   First Vice                      April 14, 2000
--------------                   President, General
                                 Counsel and
                                 Treasurer and
                                 Director (Principal
                                 Financial and
                                 Accounting Officer)

William C. Sargent               Senior Vice                     April 14, 2000
------------------               President, Secretary
                                 and Director

Charles L. Crittenden            Director                        April 14, 2000
---------------------

Sherman B. Lowe                  Director                        April 14, 2000
---------------

R.A.F. McCormick                 Director                        April 14, 2000
----------------

H. Craig Moody                   Director                        April 14, 2000
--------------

Norman G. Wilbur                 Director                        April 14, 2000
----------------

Robert G. Hunter                 Director                        April 14, 2000
----------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                          Year Ended December 31, 1999

                     SECURITY NATIONAL FINANCIAL CORPORATION
                           Commission File No. 0-9341

                                 E X H I B I T S

                                  Exhibit Index

Exhibit No.                  Document Name
-----------               ---------------------
21.                  Subsidiaries of the Registrant

27.                  Financial Data Schedule

                                   EXHIBIT 21

                        Subsidiaries of Security National
                              Financial Corporation
                              as of March 31, 2000

                                   Exhibit 21


Subsidiaries of Security National Financial Corporation
(as of March 31, 2000)

         Security National Life Insurance Company

         Security National Mortgage Company

         Memorial Estates, Inc.

         Memorial Mortuary

         Paradise Chapel Funeral Home, Inc.

         California Memorial Estates, Inc.

         Cottonwood Mortuary, Inc.

         Deseret Memorial, Inc.

         Holladay Cottonwood Memorial Foundation

         Holladay Memorial Park, Inc.

         Camelback Sunset Funeral Home, Inc.

         Greer-Wilson Funeral Home, Inc.

         Crystal Rose Funeral Home, Inc.

         Hawaiian Land Holdings

         SSLIC Holding Company

         Insuradyne Corporation

         Southern Security Life Insurance Company