Form 10-Q
period 2000-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2000-05-19
CIK 318673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 2000             Commission File Number: 0-9341




                     SECURITY NATIONAL FINANCIAL CORPORATION
                            Exact Name of Registrant.




           UTAH                                       87-0345941
(State or other jurisdiction                   IRS Identification Number
of incorporation or organization)



5300 South 360 West, Salt Lake City, Utah              84123
Address of principal executive offices)             (Zip Code)




Registrant's telephone number, including Area Code     (801) 264-1060




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  XX         NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class A Common Stock, $2.00 par value                   3,689,737
         Title of Class                      Number of Shares Outstanding as of
                                                    March 31, 2000


Class C Common Stock, $.20 par value                    5,489,872
         Title of Class                     Number of Shares Outstanding as of
                                                    March 31, 2000

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10Q

                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                                      Page No.

         Consolidated Statements of Earnings - Three months
         ended March 31, 2000 and 1999..............................3

         Consolidated Balance Sheets - March 31, 2000
         and December 31, 1999....................................4-5

         Consolidated Statements of Cash Flows -
         Three months ended March 31, 2000 and 1999.................6

         Notes to Consolidated Financial Statements...............7-9


Item 2   Management's Discussion and Analysis.....................9-11

Item 3   Quantitative and Qualitative Disclosure
         of Market Risk.............................................11

                           PART II - OTHER INFORMATION

            Other Information....................................12-13

            Signature Page..........................................14

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                       2000              1999
Revenues:
Insurance premiums and
   other considerations                           $  3,393,774      $  3,349,416
Net investment income                                2,803,749         2,541,565
Net mortuary and cemetery sales                      2,695,021         2,355,618
Realized gains on investments
   and other assets                                     32,725           169,693
Mortgage fee income                                  4,641,211         3,101,402
Other                                                   52,486            36,920
                                                  ------------       -----------
   Total revenue                                    13,618,966        11,554,614

Benefits and expenses:
Death benefits                                       1,190,036           990,810
Surrenders and other policy benefits                   594,076           384,945
Increase in future policy benefits                   1,347,708         1,670,373
Amortization of deferred policy
   acquisition costs and cost of
   insurance acquired                                1,121,029         1,304,553
General and administrative expenses:
   Commissions                                       3,770,448         2,426,101
   Salaries                                          1,939,850         1,790,153
   Other                                             2,231,696         1,943,659
Interest expense                                       332,838           261,262
Cost of goods and services sold
  of the mortuaries and cemeteries                     846,209           736,831
                                                   -----------       -----------
   Total benefits and expenses                      13,373,890        11,508,687

Earnings before income taxes                           245,076            45,927
Income tax expense                                     (59,062)           11,981
Minority interest income
   of subsidiary                                       (18,808)           31,119
                                                  ------------      ------------
      Net earnings                                $    167,206      $     89,027
                                                  ============      ============
Net earnings per common share                     $       0.04      $       0.02
                                                  ============      ============
   Weighted average outstanding
      common shares                                  4,308,119         4,463,094

Net earnings per common
   share-assuming dilution                        $       0.04      $       0.02
                                                  ============      ============
   Weighted average outstanding
      common shares assuming-dilution                4,308,119         4,463,094
















See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                               March 31, 2000      December 31,
                                                 (Unaudited)          1999
Assets:                                        ---------------     ------------
------
Insurance-related investments:
Fixed maturity securities held
   to maturity, at amortized cost              $  43,444,418      $  39,629,851
Fixed maturity securities available
   for sale, at market                            22,973,864         24,119,190
Equity securities available for sale,
   at market                                       5,707,929          5,745,213
Mortgage loans on real estate                     17,813,721         18,926,628
Real estate, net of accumulated
   depreciation                                    8,323,187          7,629,952
Policy, student and other loans                   11,314,209         11,607,993
Short-term investments                               532,014          1,290,310
                                               -------------      -------------
      Total insurance-related
         investments                             110,109,342        108,949,137
Restricted assets
   of cemeteries and mortuaries                    4,382,805          4,258,987
Cash                                               5,605,282         12,422,864
Receivables:
   Trade contracts                                 4,721,176          4,232,030
   Mortgage loans sold to investors               24,878,504         29,071,913
   Receivable from agents                          2,232,216          2,272,624
   Receivable from officers                          116,600            118,400
   Other                                           4,068,653          3,847,079
                                                ------------       ------------
      Total receivables                           36,017,149         39,542,046
   Allowance for doubtful accounts                (1,515,426)        (1,467,954)
                                                ------------       ------------
   Net receivables                                34,501,723         38,074,092
Policyholder accounts on deposit
   with reinsurer                                  7,706,844          7,806,866
Land and improvements held for sale                8,525,063          8,522,687
Accrued investment income                          1,749,865          1,493,013
Deferred policy acquisition costs                 10,818,080         10,630,086
Property, plant and equipment, net                10,563,210         10,566,508
Cost of insurance acquired                         9,354,255          9,597,306
Excess of cost over net assets
   of acquired subsidiaries                        1,277,940          1,305,333
Other                                                772,846            671,558
                                               -------------      -------------
      Total assets                             $ 205,367,255      $ 214,298,437
                                               =============      =============




















See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                                                March 31, 2000     December 31,
                                                  (Unaudited)         1999
Liabilities:                                    ---------------    ------------
-----------
Future life, annuity, and other
   policy benefits                              $ 139,094,555     $ 138,501,316
Unearned premium reserve                            1,627,852         1,866,523
Line of credit for financing
   of mortgage loans                                  100,000         8,687,023
Bank loans payable                                 10,635,726        10,768,098
Notes and contracts payable                         3,841,988         3,885,684
Estimated future costs of
   pre-need sales                                   6,897,954         6,817,685
Accounts payable                                      778,956           804,133
Funds held under reinsurance
   treaties                                         1,463,957         1,475,512
Other liabilities and
   accrued expenses                                 3,563,962         3,219,166
Income taxes                                        5,650,169         5,736,860
                                                 ------------      ------------
      Total liabilities                           173,655,119       181,762,000

Minority interest                                   6,009,193         6,046,744

Stockholders' Equity:
Common stock:
      Class A: $2 par value,
         authorized 10,000,000
         shares, issued 4,864,082
         shares in 2000 and 4,863,731
         shares in 1999                             9,728,164         9,727,462
      Class C: $0.20 par value,
         authorized 7,500,000 shares,
         issued 5,551,851 shares in
         2000 and 5,555,350 shares
         in 1999                                    1,110,370         1,111,070
                                                 ------------      ------------
Total common stock                                 10,838,534        10,838,532
Additional paid-in capital                         10,015,940        10,015,942
Accumulated other comprehensive
   income, net of deferred taxes                      526,856           665,691
Retained earnings                                   7,683,846         7,516,640
Treasury stock at cost (1,174,345
      Class A shares and 61,979 Class C
      shares in 2000; 966,139 Class A
      shares and 61,979 Class C shares
      in 1999 held by affiliated
      companies)                                   (3,362,233)       (2,547,112)
                                                -------------     -------------
Total stockholders' equity                         25,702,943        26,489,693
                                                -------------     -------------
   Total liabilities and
      stockholders' equity                      $ 205,367,255     $ 214,298,437
                                                =============     =============














See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                  Three Months Ended March 31,
                                                       2000             1999
                                                  -----------------------------
Cash flows from operating activities:
      Net cash provided by (used in)
         operating activities                      $  5,440,144    $  2,800,657
                                                   ------------    ------------
Cash flows from investing activities:
   Securities held to maturity:
      Purchase - fixed maturity securities           (4,798,597)           --
      Calls and maturities - fixed
        maturity securities                           1,003,108       2,269,641
   Securities available for sale:
      Purchases - equity securities                     (64,650)        (87,979)
      Calls and maturities - fixed
         maturity securities                          1,052,940            --
   Purchases of short-term investments               (1,280,889)     (4,333,270)
   Sales of short-term investments                    2,039,185       9,653,051
   Purchases of restricted assets                      (123,818)        (85,159)
   Mortgage, policy, and other loans made            (1,661,439)     (1,897,705)
   Payments received for mortgage,
     policy, and other loans                          3,064,888       1,073,459
   Purchases of property, plant,
      and equipment                                    (190,342)       (187,740)
   Purchases of real estate                            (781,311)        179,343
   Disposal of property, plant
      and equipment                                      (3,175)       (229,166)
                                                   ------------    ------------
          Net cash provided by
             (used in) investing activities          (1,744,100)      6,354,475
                                                   ------------    ------------
Cash flows from financing activities:
   Annuity receipts                                   2,366,519       2,359,009
   Annuity withdrawals                               (3,301,933)     (3,661,570)
   Repayment of bank loans and
      notes and contracts payable                      (176,068)     (4,543,429)
   Net change in line of credit
      for financing of mortgage loans                (8,587,023)     (5,880,035)
   Purchase of treasury stock                          (815,121)           --
                                                   ------------    ------------
   Net cash (used in) provided by
      financing activities                          (10,513,626)    (11,726,025)
                                                   ------------    ------------
Net change in cash                                   (6,817,582)     (2,570,893)

Cash at beginning of period                          12,422,864       6,670,996
                                                   ------------    ------------
Cash at end of period                              $  5,605,282    $  4,100,103
                                                   ============    ============














See accompanying notes to consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

2.   Comprehensive Income

For the three months ended March 31, 2000 and 1999, total  comprehensive  income
(loss) amounted to $28,371 and $(89,689), respectively.

3.   Capital Stock

In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                                   Three Months Ended March 31,
                                                         2000          1999
Numerator:
      Net income                                      $  167,206   $   89,027
                                                      ==========   ==========
Denominator:
      Denominator for basic
        earnings per share--
        weighted-average shares                        4,308,119      4,463,094

     Effect of dilutive securities:
        Employee stock options
        Stock appreciation rights                           --           --
                                                       ----------    ----------
      Dilutive potential
        common shares                                       --           --
                                                       ----------    ----------
      Denominator for diluted earnings
        per share-adjusted weighted-
        average shares and assumed
        conversions                                    4,308,119    4,463,094
                                                      ==========   ==========
      Basic earnings per share                        $     0.04   $     0.02
                                                      ==========   ==========
      Diluted earnings per share                      $     0.04   $     0.02
                                                      ==========   ==========

There are no dilutive effects on net income for purpose of this calculation.



4.  Business Segment
    ----------------
                                          Life           Cemetery/                                   Reconciling
                                        Insurance        Mortuary        Mortgage       Corporate        Items        Consolidated
                                    ---------------    ------------     ----------     -----------   ------------    -------------
For the Three Months Ended
   March 31, 2000
      Revenues from
             external customers     $   5,553,505  $   2,877,374   $   5,188,066    $          21   $        --      $  13,618,966

      Intersegment revenues               696,799           --              --            962,426      (1,659,225)            --

      Segment profit                      (23,205)        64,444         (86,344)         290,181            --            245,076

      Identifiable assets             195,084,873     34,647,782       2,884,834        2,851,354     (30,101,588)     205,367,255

For the Three Months Ended
   March 31, 1999
      Revenues from external
             customers              $   5,609,486  $   2,543,302   $   3,393,470    $       8,356   $        --      $  11,554,614

      Intersegment revenues               482,687           --              --            957,851      (1,440,538)            --

      Segment profit                     (177,014)        53,326        (136,479)         306,094            --             45,927

      Identifiable assets             181,740,571     33,509,562       3,394,944        3,029,159     (20,048,482)
                                                                                                                         201,625,754

5.   Acquisition of Southern Security Life Insurance Company

On December 17, 1998, the Company purchased all of the outstanding shares of common stock of Consolidare Enterprises, Inc. ("Consolidare") which owned 57.4% of the outstanding shares of common stock of Southern Security Life Insurance Company ("Southern Security"). Since then the Company has purchased 265,770 of additional shares of Southern Security and owns 71% of the outstanding shares.

Item 2.  Management's Discussion and Analysis

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

Results of Operations

First Quarter of 2000 Compared to First Quarter of 1999

Total revenues increased by $2,064,000, or 17.9%, to $13,619,000 for the three months ended March 31, 2000, from $11,555,000 for the three months ended March 31, 1999. Contributing to this increase in total revenues was a $1,540,000 increase in mortgage fee income, a $339,000 increase in net mortuary and cemetery sales, a $44,000 increase in insurance premiums and other considerations, and a $262,000 increase in net investment income.

Insurance premiums and other considerations increased by $44,000, or 1.3%, to $3,394,000 for the three months ended March 31, 2000, from $3,350,000 for the comparable period in 1999. This increase was primarily due to an increase in new business.

Net investment income increased by $262,000, or 10.3%, to $2,804,000 for the three months ended March 31, 2000, from $2,542,000 for the comparable period in 1999. This increase was attributable to a higher yield on the Company's investments.

Net mortuary and cemetery sales increased by $339,000, or 14.4%, to $2,695,000 for the three months ended March 31, 2000, from $2,356,000 for the comparable period in 1999. This increase was the result of additional pre-need and at-need sales.

Mortgage fee income increased by $1,540,000, or 49.7%, to $4,641,000 for the three months ended March 31, 2000, from $3,101,000 for the comparable period in 1999. This increase was primarily attributable to more loan originations during the first quarter of 2000 due to the expansion of business activities in new geographic markets.

Total benefits and expenses were $13,374,000 or 98.2% of total revenues for the three months ended March 31, 2000, as compared to $11,509,000 or 99.6% of total revenues for the comparable period in 1999.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $86,000, or 2.8%, to $3,132,000 for the three months ended March 31, 2000, from $3,046,000 for the comparable period in 1999. This increase was primarily the result of additional policies in force.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $184,000, or 14.1%, to $1,121,000 for the three months ended March 31, 2000, from $1,305,000 for the comparable period in 1999. This decrease was in line with actuarial assumptions.

General and administrative expenses increased by $1,782,000, or 28.9%, to $7,942,000 for the three months ended March 31, 2000, from $6,160,000 for the comparable period in 1999. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the first quarter of 2000 on account of the expansion of its business activities in new geographic markets.

Interest expense increased by $72,000, or 27.6%, to $333,000 for the three months ended March 31, 2000, from $261,000 for the comparable period in 1999. This increase was primarily due to additional warehouse lines of credit required for the additional mortgage loan originations by the Company's mortgage subsidiary.

Cost of mortuaries and cemeteries goods and services sold increased by $109,000, or 14.8%, to $846,000 for the three months ended March 31, 2000, from $737,000 for the comparable period in 1999. This increase was primarily related to an increase in pre- need and at-need sales.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $66,418,000 as of March 31, 2000, compared to $63,749,000 as of December 31, 1999. This represents 60.3% and 58.5% of the total insurance-related investments as of March 31, 2000, and December 31, 1999, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2000, 1.5% ($973,000) and at December 31, 1999, 1.6% ($994,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2000, and December 31, 1999, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $40,281,000 as of March 31, 2000, as compared to $41,143,000 as of December 31, 1999. Stockholders' equity as a percent of capitalization increased to 64% as of March 31, 2000, and December 31, 1999.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1999 was 13.2% as compared to a rate of 6.0% for 1998. The 2000 lapse rate is approximately the same as 1999.

At March 31, 2000, $12,191,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 1999.

                           Part II Other Information:

Item 1.        Legal Proceedings

     Security National Mortgage Company ("Security National Mortgage"), a wholly- owned subsidiary of the Company, has been notified that it may be subject to an administrative action by the U.S. Department of Housing and Urban Development ("HUD"). By way of letter from HUD to Security National Mortgage dated February 15, 2000 and received on February 25, 2000, Security National Mortgage was advised "that the Mortgagee Review Board" of HUD "is considering an administrative action against Security National
     Mortgage  ....  pursuant  to 24 CFR Part 25 ... and a civil  money  penalty pursuant  to 24 CFR part 30 ....".  In the  letter,  HUD set forth  alleged violations of HUD/Federal Housing Administration ("FHA") requirements which included among such violations: (1) failure to comply with Security National Mortgage's own policy and procedures outlined in a July 17, 1997 letter to HUD; (2) acceptance of loans originated by personnel not employed by or not exclusively employed by Security National Mortgage; (3) acceptance of loans originated by non-HUD approved entities; (4) payment of fees and compensation to unauthorized entities or individuals in connection with FHA insured mortgages; and (5) certification of inaccurate HUD-1s.

     Concerning the administrative action by HUD relating to the above allegations, dependent upon the facts and circumstances, HUD asserts it has alternatives such as settlement, issuing a letter of reprimand, placing Security National Mortgage on probation or even suspending or withdrawing Security National Mortgage's approval function as a HUD/FHA lender. The letter indicates that the Mortgagee Review Board intends to seek a civil money penalty. With respect to any civil money penalty, which would be in addition to the foregoing, the letter from HUD states that the "amount of the civil money penalty shall not exceed $5,500 for each such listed or described violation" and that a "continuing violation may constitute a separate violation for each day that violation continues".

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

     On or about March 6, 2000, Kelly Darrow ("Darrow") filed a Charge of Discrimination with the Labor Commission of Utah, Anti-Discrimination Division against Security National Mortgage Company. It is asserted that Security National Mortgage violated the Americans with Disabilities Act of 1990 ("ADA") as amended, and the Utah Anti-Discrimination Act of 1965 ("UAD") as amended, for the alleged reasons of "demoted, denied promotion, received less pay than others, denied reasonable accommodation for ... disability, forced to go on contract vendor status, and when ... complained of the treatment ... was fired." Darrow is apparently going to withdraw the charge in favor of a "right to sue letter" so as to be able to file a suit in federal court. Remedies which may be sought include back pay and benefits, attorneys' fees, reinstatement and punitive damages.

     Management takes the position that Darrow was treated appropriately and that Security National Mortgage did not violate the ADA or UAD. At this point, however, a complete evaluation of the matter has not been finalized.

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

     (1) Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987.
     (2)  Incorporated  by  reference  from Annual
          Report on Form 10-K, as filed on March 31, 1989.
     (3) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994.
     (4) Incorporated by reference from Report on Form 8-K, as filed on February 24, 1995.
     (5) Incorporated by reference from Annual Report on Form 10K, as filed on March 31, 1995.
     (6)  Incorporated  by reference from Report on Form 8-K, as filed on
          May 1, 1995.
     (7)  Incorporated by reference from Report on Form 8-K, as filed on
          January 16, 1996.
     (8) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1998.
     (9)  Incorporated by reference from Report on Form 8-K, as filed on
          May 11, 1998.
                                       13

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


                                   REGISTRANT
                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: May 18, 2000               By:    George R. Quist,
       ------------                      ----------------
                                         Chairman of the Board,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


DATED: May 18, 2000               By:    Scott M. Quist
       ------------                      --------------
                                         First Vice President, General Counsel,
                                         Treasurer and Director
                                         (Principal Financial and Accounting
                                         Officer)