Form 10-Q
period 2000-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2000-08-21
CIK 318673

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 2000           Commission File Number: 0-9341
                  -------------                                   ------



                     SECURITY NATIONAL FINANCIAL CORPORATION
                     ---------------------------------------
                            Exact Name of Registrant.




           UTAH                                           87-0345941
----------------------------                       -------------------------
(State or other jurisdiction                       IRS Identification Number
of incorporation or organization)



5300 South 360 West, Salt Lake City, Utah                   84123
-----------------------------------------               ------------
(Address of principal executive offices)                 (Zip Code)




Registrant's telephone number, including Area Code     (801) 264-1060
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

                   YES  XX         NO
                      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class A Common Stock, $2.00 par value                  3,689,893
-------------------------------------      ----------------------------------
         Title of Class                    Number of Shares Outstanding as of
                                                    June 30, 2000


Class C Common Stock, $.20 par value                   5,488,312
-------------------------------------      ----------------------------------
         Title of Class                    Number of Shares Outstanding as of
                                                    June 30, 2000

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10Q

                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                                        Page No.

         Consolidated Statements of Earnings -
         Six and Three months ended June 30, 2000 and 1999.............3

         Consolidated Balance Sheets - June 30, 2000
         and December 31, 1999.......................................4-5

         Consolidated Statements of Cash Flows -
         Six months ended June 30, 2000 and 1999.......................6

         Notes to Consolidated Financial Statements.................7-10


Item 2      Management's Discussion and Analysis...................10-13

Item 3      Quantitative and Qualitative Disclosure of
            Market Risk...............................................13

                           PART II - OTHER INFORMATION

            Other Information......................................13-15

            Signature Page............................................16


                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                           Six Months Ended June 30,               Three Months Ended June 30,
Revenues:                                    2000             1999                       2000              1999
Insurance premiums and
   other considerations                 $  6,599,889    $  6,360,008                 $  3,206,115    $  3,010,592
Net investment income                      5,894,207       5,346,571                    3,090,458       2,805,006
Net mortuary and cemetery sales            5,186,292       5,258,203                    2,491,271       2,902,585
Realized gains on investments
   and other assets                           31,567         225,658                       (1,158)         55,965
Mortgage fee income                       11,108,165       6,719,818                    6,466,954       3,618,416
Other                                         66,689         778,062                       14,203         741,142
                                        ------------     -----------                  -----------     -----------
   Total revenue                          28,886,809      24,688,320                   15,267,843      13,133,706

Benefits and expenses:
Death benefits                             2,484,425       2,383,293                    1,294,389       1,392,483
Surrenders and other policy benefits       1,362,206       2,535,433                      768,130       1,322,294
Increase in future policy benefits ..      2,210,335       1,444,071                      862,627         601,892
Amortization of deferred policy
   acquisition costs and cost of
   insurance acquired                      2,317,592       2,526,176                    1,196,563       1,221,623
General and administrative expenses:
   Commissions                             8,939,115       5,249,708                    5,168,667       2,823,607
   Salaries                                3,933,161       3,749,167                    1,993,311       1,959,014
   Other                                   4,637,745       4,082,757                    2,406,049       2,139,098
Interest expense                             894,114         490,259                      561,276         228,997
Cost of goods and services sold
  of the mortuaries and cemeteries ..      1,660,660       1,724,774                      814,451         987,943
                                         -----------     -----------                  -----------     -----------
   Total benefits and expenses            28,439,353      24,185,638                   15,065,463      12,676,951

Earnings before income taxes                 447,456         502,682                      202,380         456,755
Income tax expense                          (110,316)       (159,413)                     (51,254)       (171,394)
Minority interest income
   of subsidiary                             (30,660)        (63,631)                     (11,852)        (94,750)
                                        ------------    ------------                 ------------    ------------
      Net earnings                      $    306,480    $    279,638                 $    139,274    $    190,611
                                        ============    ============                 ============    ============
Net earnings per common share                  $0.07           $0.06                        $0.03           $0.04
                                               =====           =====                        =====           =====
   Weighted average outstanding
      common shares                        4,307,694       4,407,069                    4,238,724       4,388,357
                                           =========       =========                   ==========      ==========
Net earnings per common
   share-assuming dilution                     $0.07           $0.06                        $0.03           $0.04
                                               =====           =====                        =====           =====
   Weighted average outstanding
      common shares assuming-dilution      4,356,876       4,407,069                     4,259,794       4,388,357
                                          ==========      ==========                    ==========      ==========

See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                           June 30, 2000     December 31,
                                            (Unaudited)         1999
Assets:                                    --------------    ----------
------
Insurance-related investments:
Fixed maturity securities held
   to maturity, at amortized cost       $  41,943,663    $  39,629,851
Fixed maturity securities available
   for sale, at market                     22,675,530       24,119,190
Equity securities available for sale,
   at market                                5,677,291        5,745,213
Mortgage loans on real estate              17,865,330       18,926,628
Real estate, net of accumulated
   depreciation                             8,262,056        7,629,952
Policy, student and other loans            11,403,096       11,607,993
Short-term investments                        508,380        1,290,310
                                         ------------     ------------
      Total insurance-related
         investments                      108,335,346      108,949,137
Restricted assets
   of cemeteries and mortuaries             4,560,894        4,258,987
Cash                                        4,824,676       12,422,864
Receivables:
   Trade contracts                          5,075,613        4,232,030
   Mortgage loans sold to investors        28,137,545       29,071,913
   Receivable from agents                   2,293,212        2,272,624
   Receivable from officers                   115,100          118,400
   Other                                    4,217,825        3,847,079
                                         ------------      -----------
      Total receivables                    39,839,295       39,542,046
   Allowance for doubtful accounts         (1,556,368)      (1,467,954)
                                         ------------      -----------
   Net receivables                         38,282,927       38,074,092
Policyholder accounts on deposit
   with reinsurer                           7,747,099        7,806,866
Land and improvements held for sale         8,522,656        8,522,687
Accrued investment income                   1,517,439        1,493,013
Deferred policy acquisition costs          11,076,103       10,630,086
Property, plant and equipment, net         10,621,070       10,566,508
Cost of insurance acquired                  8,381,308        9,597,306
Excess of cost over net assets
   of acquired subsidiaries                 1,227,387        1,305,333
Other                                         710,826          671,558
                                       --------------   --------------
     Total assets                       $ 205,807,731    $ 214,298,437
                                        =============    =============

















See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                                            June 30, 2000     December 31,
                                              (Unaudited)        1999
Liabilities:                               ---------------  ---------------
-----------
Future life, annuity, and other
   policy benefits                        $ 139,184,908    $ 138,501,316
Unearned premium reserve                      1,481,659        1,866,523
Line of credit for financing
   of mortgage loans                          2,300,000        8,687,023
Bank loans payable                           10,148,574       10,768,098
Notes and contracts payable                   3,707,023        3,885,684
Estimated future costs of
   pre-need sales                             6,900,220        6,817,685
Accounts payable                                761,619          804,133
Funds held under reinsurance
   treaties                                   1,471,630        1,475,512
Other liabilities and
   accrued expenses                           3,886,876        3,219,166
Income taxes                                  5,657,306        5,736,860
                                           ------------     ------------
      Total liabilities                     175,499,815      181,762,000

Minority interest                             4,467,971        6,046,744

Stockholders' Equity:
Common stock:
      Class A: $2 par value,
         authorized 10,000,000
         shares, issued 4,864,238
         shares in 2000 and 4,863,731
         shares in 1999                       9,728,476        9,727,462
      Class C: $0.20 par value,
         authorized 7,500,000 shares,
         issued 5,550,291 shares in
         2000 and 5,555,350 shares
         in 1999                              1,110,058        1,111,070
                                            -----------      -----------
Total common stock                           10,838,534       10,838,532
Additional paid-in capital                   10,015,940       10,015,942
Accumulated other comprehensive
   income, net of deferred taxes                524,584          665,691
Retained earnings                             7,823,120        7,516,640
Treasury stock at cost (1,174,345
      Class A shares and 61,979 Class C
      shares in 2000; 966,139 Class A
      shares and 61,979 Class C shares
      in 1999 held by affiliated
      companies)                             (3,362,233)      (2,547,112)
                                          -------------    -------------
Total stockholders' equity                   25,839,945       26,489,693
                                          -------------    -------------
   Total liabilities and
      stockholders' equity                $ 205,807,731    $ 214,298,437
                                          =============    =============












See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                 Six Months Ended June 30,
                                                  2000             1999
                                                --------        ----------
Cash flows from operating activities:
      Net cash provided by
         operating activities                 $  2,349,410    $  2,984,501

Cash flows from investing activities:
   Securities held to maturity:
      Purchase - fixed maturity securities      (4,798,597)             --
      Calls and maturities - fixed
        maturity securities                      2,520,856       3,657,999
   Securities available for sale:
      Purchases - equity securities                (92,563)        (43,759)
      Sales - equity securities                     71,913          43,781
      Calls and maturities - fixed
         maturity securities                     1,214,748       1,171,236
   Purchases of short-term investments          (2,917,187)     (6,401,565)
   Sales of short-term investments               3,699,117      10,493,964
   Purchases of restricted assets                 (301,907)        (47,148)
   Mortgage, policy, and other loans made       (2,244,580)     (4,022,131)
   Payments received for mortgage,
     policy, and other loans                     3,523,682       2,144,338
   Purchases of property, plant,
      and equipment                               (446,141)       (348,422)
   Purchases of real estate                       (808,421)       (303,626)
   Disposal of property, plant
      and equipment                                   (240)        179,343
                                                ----------      ----------
          Net cash provided by
             (used in) investing activities       (579,320)      6,524,010
                                                ----------      ----------
Cash flows from financing activities:
   Annuity receipts                              4,643,939       5,213,072
   Annuity withdrawals                          (6,011,888)     (6,217,085)
   Repayment of bank loans and
      notes and contracts payable                 (798,185)     (2,271,368)
   Net change in line of credit
      for financing of mortgage loans           (6,387,023)     (5,493,999)
   Purchase of treasury stock                     (815,121)       (339,830)
                                               -----------     -----------
   Net cash used in
      financing activities                      (9,368,278)     (9,109,210)
                                               -----------      ----------
Net change in cash                              (7,598,188)        339,301
Cash at beginning of period                     12,422,864       6,670,996
                                              ------------    ------------
Cash at end of period                         $  4,824,676    $  7,070,297
                                              ============    ============














See accompanying notes to consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

2.   Comprehensive Income
     --------------------
For the six months  ended June 30,  2000 and 1999,  total  comprehensive  income
(loss) amounted to $165,373 and $(82,643), respectively. For the three months ended June 30, 2000 and 1999, total comprehensive income amounted to $137,002 and $7,046 respectively.

3. Capital Stock ------------- In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                          Six Months Ended June 30,
                                             2000         1999
                                          ----------    ---------
Numerator:
      Net income                         $  306,480   $  279,638
                                         ==========   ==========
Denominator:
      Denominator for basic
        earnings per share--
        weighted-average shares           4,307,694    4,407,069
                                         ----------   ----------
      Effect of dilutive securities:
        Employee stock options               49,182           --
        Stock appreciation rights                --           --
                                         -----------   ----------
      Dilutive potential
        common shares                        49,182           --
                                         ----------    ----------
      Denominator for diluted earnings
        per share-adjusted weighted-
        average shares and assumed
        conversions                       4,356,876    4,407,069
                                        ===========   ==========
      Basic earnings per share                $0.07        $0.06
                                              =====        =====

      Diluted earnings per share              $0.07        $0.06
                                              =====        =====

There are no dilutive effects on net income for purpose of this calculation.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

3.    Capital Stock (continued)

                                         Three Months Ended June 30,
                                             2000         1999
Numerator:
      Net income                           $139,274     $190,611
                                          =========     ========
Denominator:
      Denominator for basic
        earnings per share--
        weighted-average shares           4,238,724    4,388,357
                                          ---------    ---------
      Effect of dilutive securities:
        Employee stock options               21,070           --
        Stock appreciation rights                --           --
                                          ---------    ----------
      Dilutive potential
        common shares                        21,070           --
                                          ---------    ----------
      Denominator for diluted earnings
        per share-adjusted weighted-
        average shares and assumed
        conversions                       4,259,794    4,388,357
                                          =========   ==========

      Basic earnings per share                $0.03        $0.04
                                              =====        =====

      Diluted earnings per share              $0.03        $0.04
                                              =====        =====

There are no dilutive effects on net income for purpose of this calculation.


            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)



4.  Business Segment

                                      Life           Cemetery/                                   Reconciling
                                    Insurance        Mortuary      Mortgage        Corporate        Items        Consolidated
                                    ---------        ---------     --------        ----------   --------------   ------------

For the Six Months Ended
   June 30, 2000
-------------------------
      Revenues from
             external customers    $10,782,158     $5,560,823     $12,543,770             $58      $      --     $28,886,809

      Intersegment revenues          1,501,044             --              --       1,932,619     (3,433,663)             --

      Segment profit                   114,344       (207,107)       (130,988)        671,207             --         447,456

      Identifiable assets          195,450,371     34,629,760       3,287,654       2,863,827    (30,423,881)    205,807,731

For the Six Months Ended
   June 30, 1999
------------------------
      Revenues from external
             customers             $11,736,641     $5,623,033      $7,317,485         $11,161        $    --     $24,688,320

      Intersegment revenues            999,088             --              --       1,916,181     (2,915,269)             --

      Segment profit                   261,913        (27,490)       (102,176)        370,435             --         502,682

      Identifiable assets          188,079,920     33,954,833       3,891,320       3,101,586    (24,479,142)    204,548,517

For the Three Months Ended
   June 30, 2000
---------------------------
      Revenues from
             external customers     $5,228,653     $2,683,449      $7,355,704             $37      $      --     $15,267,843

      Intersegment revenues            804,245             --              --         970,193     (1,774,438)             --

      Segment profit                   137,549       (271,551)        (44,644)        381,026             --         202,380


For the Three Months Ended
   June 30, 1999
---------------------------
      Revenues from external
             customers              $6,127,155     $3,079,731      $3,924,015          $2,805        $    --     $13,133,706

      Intersegment revenues            462,846             --              --         958,330     (1,421,176)             --

      Segment profit                   438,927        (80,816)         34,303          64,340             --         456,754


            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)


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

Item 2.  Management's Discussion and Analysis

Overview

The Company's operations over the last several years generally reflect three trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies and interest sensitive products; (ii) emphasis on cemetery and mortuary business; and (iii) capitalizing on the strong economy in the United States by originating and refinancing mortgage loans.

Results of Operations

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Total revenues increased by $4,198,000, or 17.0%, to $28,887,000 for the six months ended June 30, 2000, from $24,688,000 for the six months ended June 30, 1999. Contributing to this increase in total revenues was a $4,388,000 increase in mortgage fee income, a $240,000 increase in insurance premiums and other considerations, and a $548,000 increase in net investment income.

Insurance premiums and other considerations increased by $240,000, or 3.8%, to $6,600,000 for the six months ended June 30, 2000, from $6,360,000 for the comparable period in 1999. This increase was primarily due to additional premiums from new business.

Net investment income increased by $548,000, or 10.2%, to $5,894,000 for the six months ended June 30, 2000, from $5,347,000 for the comparable period in 1999. This increase was primarily attributable to a greater number of loan originations during the six months of 2000, due to the expansion of business activities in new geographic markets.

Net mortuary and cemetery sales decreased by $72,000, or 1.4%, to $5,186,000 for the six months ended June 30, 2000, from $5,258,000 for the comparable period in 1999. This decrease was primarily due to fewer pre-need cemetery sales.

Mortgage fee income increased by $4,388,000, or 65.3%, to $11,108,000 for the six months ended June 30, 2000, from $6,720,000 for the comparable period in 1999. This increase was primarily attributable to a greater number of loan originations during the six months of 2000 due to the expansion of business activities in new geographic markets.

Total benefits and expenses were $28,439,000, or 98.4% of total revenues for the six months ended June 30, 2000, as compared to $24,186,000, or 98.0% of total revenues for the comparable period in 1999.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits decreased by an aggregate of $306,000, or 4.8%, to $6,057,000 for the six months ended June 30, 2000, from $6,363,000 for the comparable period in 1999. This decrease was primarily the result of a reduction in policyholder account balances.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $209,000, or 8.3%, to $2,317,000 for the six months ended June 30, 2000, from $2,526,000 for the comparable period in 1999. This decrease was in line with actuarial assumptions.

General and administrative expenses increased by $4,428,000, or 33.9%, to $17,510,000 for the six months ended June 30, 2000, from $13,082,000 for the comparable period in 1999. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the six months of 2000 due to the expansion of its business activities in new geographic markets.

Interest expense increased by $404,000, or 82.4%, to $894,000 for the six months ended June 30, 2000, from $490,000 for the comparable period in 1999. This increase was primarily due to additional warehouse lines of credit required for the additional mortgage loan originations by the Company's mortgage subsidiary.

Cost of mortuaries and cemeteries goods and services sold decreased by $64,000, or 3.7%, to $1,661,000 for the six months ended June 30, 2000, from $1,725,000 for the comparable period in 1999. This decrease was primarily due to fewer pre-need cemetery sales.

Second Quarter of 2000 Compared to Second Quarter of 1999

Total revenues increased by $2,134,000, or 16.2%, to $15,268,000 for the three months ended June 30, 2000, from $13,134,000 for the three months ended June 30, 1999. Contributing to this increase in total revenues was a $2,849,000 increase in mortgage fee income, a $196,000 increase in insurance premiums and other considerations and a $285,000 increase in net investment income.

Insurance premiums and other considerations increased by $195,000, or 6.5%, to $3,206,000 for the three months ended June 30, 2000, from $3,011,000 for the comparable period in 1999. This increase was primarily due to additional premiums from new business.

Net investment income increased by $285,000, or 10.2%, to $3,090,000 for the three months ended June 30, 2000, from $2,805,000 for the comparable period in 1999. This increase was primarily attributable to a greater number of loan originations during the second quarter of 2000, due to the expansion of business activities in new geographic markets.

Net mortuary and cemetery sales decreased by $411,000, or 14.2%, to $2,491,000 for the three months ended June 30, 2000, from $2,903,000 for the comparable period in 1999. This decrease is primarily due to fewer pre-need cemetery sales.

Mortgage fee income increased by $2,849,000, or 78.7%, to $6,467,000 for the three months ended June 30, 2000, from $3,618,000 for the comparable period in 1999. This increase was primarily attributable to a greater number of loan originations during the second quarter of 2000 due to the expansion of business activities in new geographic markets.

Total benefits and expenses were $15,065,000, or 98.7% of total revenues for the three months ended June 30 2000, as compared to $12,677,000, or 96.5% of total revenues for the comparable period in 1999.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits decreased by an aggregate of $392,000, or 11.8%, to $2,925,000 for the three months ended June 30, 2000, from $3,317,000 for the comparable period in 1999. This decrease was primarily the result of a reduction in policyholder account balances.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $25,000, or 2.1%, to $1,197,000, for the three months ended June 30, 2000, from $1,222,000 for the comparable period in 1999. This decrease was in line with actuarial assumptions.

General and administrative expenses increased by $2,646,000 or 38.2%, to $9,568,000 for the three months ended June 30, 2000, from $6,922,000 for the comparable period in 1999. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the second quarter of 2000 as a result of the expansion of its business activities in new geographic markets.

Interest expense increased by $332,000, or 145.1%, to $561,000 for the three months ended June 30, 2000, from $229,000 for the comparable period in 1999. This increase was primarily due to additional warehouse lines of credit required for the additional mortgage loan originations by the Company's mortgage subsidiary.

Cost of mortuaries and cemeteries goods and services sold decreased by $173,000, or 17.6%, to $815,000 for the three months ended June 30, 2000, from $988,000 for the comparable period in 1999. This decrease was primarily due to fewer pre-need cemetery sales.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $64,620,000 as of June 30, 2000, compared to $63,749,000 as of December 31, 1999. This represents 59.6% and 58.5% of the total insurance-related investments as of June 30, 2000, and December 31, 1999, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2000, 1.5% ($994,000) and at December 31, 1999, 1.6% ($994,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2000, and December 31, 1999, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $39,696,000 as of June 30, 2000, as compared to $41,144,000 as of December 31, 1999. Stockholders' equity as a percent of capitalization increased to 65.1% as of June 30, 2000, from 64.4% as of December 31, 1999.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1999 was 13.2% as compared to a rate of 6.0% for 1998. The 2000 lapse rate is approximately the same as 1999.

At June 30, 2000, $21,263,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 1999.

                           Part II Other Information:

Item 1.        Legal Proceedings

               Security National Mortgage Company ("Security National Mortgage"), a wholly- owned subsidiary of the Company, has been notified that it may be subject to an administrative action by the U.S. Department of Housing and Urban Development ("HUD"). By way of letter from HUD to Security National Mortgage dated February 15, 2000 and received on February 25, 2000, Security National Mortgage was advised "that the Mortgagee Review Board" of HUD "is considering an administrative action against Security National Mortgage ... pursuant to 24 CFR Part 25 ... and a civil money  penalty  pursuant to 24 CFR part 30 ...."  In the letter,
               HUD set forth alleged violations of HUD/Federal Housing Administration ("FHA") requirements which included among such violations: (1) failure to comply with Security National Mortgage's own policy and procedures outlined in a July 17, 1997 letter to HUD; (2) acceptance of loans originated by personnel not employed by or not exclusively employed by Security National Mortgage; (3) acceptance of loans originated by non-HUD approved entities; (4) payment of fees and compensation to unauthorized entities or individuals in connection with FHA insured mortgages; and (5) certification of inaccurate HUD-1s.

               Concerning the administrative action by HUD relating to the above allegations, dependent upon the facts and circumstances, HUD asserts it has alternatives such as settlement, issuing a letter of reprimand, placing Security National Mortgage on probation or even suspending or withdrawing Security National Mortgage's approval function as a HUD/FHA lender. The letter indicates that the Mortgagee Review Board intends to seek a civil money penalty. With respect to any civil money penalty, which would be in addition to the foregoing, the letter from HUD states that the "amount of the civil money penalty shall not exceed $5,500 for each such listed or described violation" and that a "continuing violation may constitute a separate violation for each day that violation continues."

               Security National Mortgage is allowed to respond in writing to what is asserted by HUD and the procedure permits at a future time, if necessary, an evidentiary hearing. Management recognizes the serious alternative sanctions claimed by HUD to be available to it including the sanction of the loss of the ability to do FHA lending work. Recognizing the importance of the matter, a detailed written response to the letter was filed with HUD and a meeting was held with the HUD staff in an effort to insure that Security National Mortgage's position on the matter is fairly and properly presented. Further response or decision has not been received from HUD.

               On or about March 6, 2000, Kelly Darrow ("Darrow") filed a Charge of Discrimination with the Labor Commission of Utah, Anti-Discrimination Division against Security National Mortgage Company. It is asserted that Security National Mortgage violated the Americans with Disabilities Act of 1990 ("ADA") as amended, and the Utah Anti-Discrimination Act of 1965 ("UAD") as amended, for the alleged reasons of "demoted, denied promotion.

               received less pay than others, denied reasonable accommodation for ... disability, forced to go on contract vendor status, and when ... complained of the treatment ... was fired." Darrow withdrew the charge in favor of a "right to sue letter" so as to be able to file a suit in federal court. Remedies which may be sought include back pay and benefits, attorneys' fees, reinstatement and punitive damages.

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

               NONE

Item 6.        Exhibits and Reports on Form 8-K

   (a)         Exhibits

     3.  A.     Articles of Restatement of Articles of Incorporation (8)
         B.     Bylaws (1)

     4.  A. Specimen Class A Stock Certificate (1)
         B. Specimen Class C Stock Certificate (1)
         C. Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
    10. A. Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
         B. Deferred Compensation Agreement with George R. Quist (2)
         C. 1993 Stock  Option Plan (3)
         D. Promissory  Note with Key Bank of Utah (4)
         E. Loan and Security Agreement with Key Bank of Utah (4)
         F. General  Pledge  Agreement with Key Bank of Utah (4)
         G. Note Secured by Purchase Price Deed of Trust and Assignment of Rents with the Carter Family Trust and the Leonard M. Smith
            Family Trust  (5)
         H. Deed of Trust and Assignment of Rents with the Carter Family Trust and the Leonard M. Smith Family Trust (5)
         I. Promissory Note with Page and Patricia Greer  (6)
         J. Pledge Agreement with Page and Patricia Greer (6)
         K. Promissory Note with Civil Service Employees Insurance Company (7)
         L. Deferred Compensation Agreement with William C.Sargent (8)
         M. Employment Agreement with Scott M. Quist. (8)
         N. Acquisition Agreement with Consolidare Enterprises, Inc., and
            certain shareholders of Consolidare.   (9)
         O. Agreement and Plan of Merger between Consolidare Enterprises, Inc., and SSLIC Holding Company. (10)
         P. Administrative Services Agreement with Southern Security Life Insurance Company. (11)

         Q.     Promissory Note with George R. Quist. (12)
         R. Settlement Agreement with Capitol Indemnity Corporation, George A. Fait, and Joel G. Fait.
         (1) Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987.
         (2) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989.
         (3) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994.
         (4) Incorporated by reference from Report on Form 8-K, as filed on February 24, 1995.
         (5) Incorporated by reference from Annual Report on Form 10K, as filed on March 31, 1995.
         (6) Incorporated by reference from Report on Form 8-K, as filed on May 1, 1995.
         (7) Incorporated by reference from Report on Form 8-K, as filed on January 16, 1996.
         (8) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1998.
         (9) Incorporated by reference from Report on Form 8-K, as filed on May 11, 1998.
        (10) Incorporated by reference from Report on Form 8-K, as filed on January 4, 1999.
        (11) Incorporated by reference from Report on Form 8-K, as filed on March 4, 1999.
        (12) Incorporated by reference from Annual Report on Form 10-K, as filed on April 14, 1999.


    27.  Financial Data Schedule

    (b)  Reports on Form 8-K:

            NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT
                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: August 21, 2000           By:    George R. Quist,
       ---------------                  ----------------
                                        Chairman of the Board,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


DATED: August 21, 2000           By:    Scott M. Quist
       ---------------                  --------------
                                        First Vice President, General Counsel,
                                        Treasurer (Principal Financial and
                                        Accounting Officer)