Form 10-Q
period 2000-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2000-11-14
CIK 318673

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 2000            Commission File Number: 0-9341
------------------------------------            ------------------------------



                     SECURITY NATIONAL FINANCIAL CORPORATION
                            Exact Name of Registrant.




           UTAH                                            87-0345941
---------------------------------                   --------------------------
(State or other jurisdiction                        IRS Identification Number
of incorporation or organization)


5300 South 360 West, Salt Lake City, Utah                      84123
-----------------------------------------                   ----------
(Address of principal executive offices)                    (Zip Code)




Registrant's telephone number, including Area Code     (801) 264-1060
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

                              YES  XX         NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class A Common Stock, $2.00 par value                 3,689,893
-------------------------------------        ----------------------------------
         Title of Class                      Number of Shares Outstanding as of
                                                   September 30, 2000


Class C Common Stock, $.20 par value                  5,488,312
-------------------------------------        ----------------------------------
         Title of Class                      Number of Shares Outstanding as of
                                                   September 30, 2000

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                               Page No.
---------------------------                               --------
         Consolidated Statements of Earnings -
         Nine and Three months ended
         September 30, 2000 and 1999 (unaudited).............3

         Consolidated Balance Sheets - September 30, 2000
         (unaudited) and December 31, 1999 ..................4-5

         Consolidated Statements of Cash Flows -
         Nine months ended September 30, 2000 and 1999
         (unaudited).........................................6

         Notes to Consolidated Financial Statements..........7-10


Item 2      Management's Discussion and Analysis.............10-13

Item 3      Quantitative and Qualitative Disclosure of Market
            Risk... .........................................13

                           PART II - OTHER INFORMATION

            Other Information................................13-15

            Signature Page...................................16



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                        Nine Months Ended September 30,                 Three Months Ended September 30,
Revenues:                                     2000           1999                             2000             1999
---------                                   --------       -------                           ------           ------
Insurance premiums and
   other considerations                 $  9,921,476    $ 10,008,484                     $  3,321,587    $  3,648,476
Net investment income                      8,946,121       7,663,760                        3,051,914       2,317,189
Net mortuary and cemetery sales            7,532,068       7,637,360                        2,345,776       2,379,157
Realized gains on investments
   and other assets                           37,294         228,622                            5,727           2,964
Mortgage fee income                       17,095,397      10,483,052                        5,987,232       3,763,234
Other                                         85,909         827,413                           19,220          49,351
                                        ------------    ------------                      -----------     -----------
   Total revenues                         43,618,265      36,848,691                       14,731,456      12,160,371

Benefits and expenses:
Death benefits                             3,237,944       3,434,847                          753,519       1,051,554
Surrenders and other policy benefits       1,193,033       2,958,351                         (169,173)        422,918
Increase in future policy benefits         4,434,555       2,355,085                        2,224,220         911,014
Amortization of deferred policy
   acquisition costs and cost of
   insurance acquired                      3,560,269       3,772,447                        1,242,677       1,246,271
General and administrative expenses:
   Commissions                            13,607,401       8,412,816                        4,668,286       3,163,108
   Salaries                                5,873,284       5,643,863                        1,940,123       1,894,696
   Other                                   7,052,318       5,849,460                        2,414,573       1,766,703
Interest expense                           1,487,213         795,202                          593,099         304,943
Cost of goods and services sold
  of the mortuaries and cemeteries         2,403,645       2,515,351                          742,985         790,577
                                         -----------     -----------                      -----------    ------------
   Total benefits and expenses            42,849,662      35,737,422                       14,410,309      11,551,784

Earnings before income taxes                 768,603       1,111,269                          321,147         608,587
Income tax expense                          (189,467)       (368,844)                         (79,151)       (209,431)
Minority interest income
   of subsidiary                             (48,026)       (162,635)                         (17,366)        (99,004)
                                        ------------    ------------                     ------------    ------------
      Net earnings                      $    531,110    $    579,790                     $    224,630    $    300,152
                                        ------------    ------------                     ------------    ------------

Net earnings per common share                  $0.12           $0.13                            $0.05           $0.07
                                               =====           =====                            =====           =====
   Weighted average outstanding
      common shares                        4,290,775       4,380,510                        4,238,724       4,335,339
                                          ==========      ==========                       ==========      ==========
Net earnings per common
   share-assuming dilution                    $0.12           $0.13                            $0.05           $0.07
                                              =====           =====                            =====           =====
   Weighted average outstanding
      common shares assuming-dilution      4,328,662       4,380,510                        4,299,717       4,335,339
                                          ==========      ==========                       ==========      ==========

See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                        September 30, 2000         December 31,
                                           (Unaudited)                 1999
Assets:                                ------------------         -------------
------
Insurance-related investments:
Fixed maturity securities held
   to maturity, at amortized cost          $40,492,606        $39,629,851
Fixed maturity securities available
   for sale, at market                      23,138,763         24,119,190
Equity securities available for sale,
   at market                                 5,791,835          5,745,213
Mortgage loans on real estate               17,376,360         18,926,628
Real estate, net of accumulated
   depreciation                              8,210,316          7,629,952
Policy, student and other loans             11,296,180         11,607,993
Short-term investments                         893,240          1,290,310
                                           -----------        -----------
      Total insurance-related
         investments                       107,199,300        108,949,137

Restricted assets
   of cemeteries and mortuaries              4,717,655          4,258,987
Cash                                         3,142,834         12,422,864
Receivables:
   Trade contracts                           4,984,927          4,232,030
   Mortgage loans sold to investors         29,403,122         29,071,913
   Receivable from agents                    2,393,251          2,272,624
   Receivable from officers                    113,000            118,400
   Other                                     3,938,397          3,847,079
                                           -----------       ------------
      Total receivables                     40,832,697         39,542,046
   Allowance for doubtful accounts          (1,572,169)        (1,467,954)
                                           -----------       ------------
   Net receivables                          39,260,528         38,074,092
Policyholder accounts on deposit
   with reinsurer                            7,489,264          7,806,866
Land and improvements held for sale          8,525,926          8,522,687
Accrued investment income                    1,563,997          1,493,013
Deferred policy acquisition costs           11,004,693         10,630,086
Property, plant and equipment, net          10,619,210         10,566,508
Cost of insurance acquired                   8,151,954          9,597,306
Excess of cost over net assets
   of acquired subsidiaries                  1,199,993          1,305,333
Other                                          667,835            671,558
                                          ------------       ------------
      Total assets                        $203,543,189       $214,298,437
                                          ============       ============

















See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                                             September 30, 2000    December 31,
                                                 (Unaudited)          1999
                                             -------------------   ------------
Liabilities:
-----------
Future life, annuity, and other
   policy benefits                               $138,811,894      $138,501,316
Unearned premium reserve                            1,299,474         1,866,523
Line of credit for financing
   of mortgage loans                                  150,000         8,687,023
Bank loans payable                                  9,325,818        10,768,098
Notes and contracts payable                         3,653,738         3,885,684
Estimated future costs of
   pre-need sales                                   6,923,290         6,817,685
Accounts payable                                      641,557           804,133
Funds held under reinsurance
   treaties                                         1,524,487         1,475,512
Other liabilities and
   accrued expenses                                 4,296,623         3,219,166
Income taxes                                        5,964,003         5,736,860
                                                 ------------      ------------
      Total liabilities                           172,590,884       181,762,000

Minority interest                                   4,577,407         6,046,744

Stockholders' Equity:
Common stock:
      Class A: $2 par value,
         authorized 10,000,000
         shares, issued 4,864,238
         shares in 2000 and 4,863,731
         shares in 1999                             9,728,476         9,727,462
      Class C: $0.20 par value,
         authorized 7,500,000 shares,
         issued 5,550,291 shares in
         2000 and 5,555,350 shares
         in 1999                                    1,110,058         1,111,070
                                                  -----------       -----------
Total common stock                                 10,838,534        10,838,532
Additional paid-in capital                         10,015,940        10,015,942
Accumulated other comprehensive
   income, net of deferred taxes                      834,907           665,691
Retained earnings                                   8,047,750         7,516,640
Treasury stock at cost (1,174,345
      Class A shares and 61,979 Class C
      shares in 2000; 966,139 Class A
      shares and 61,979 Class C shares
      in 1999 held by affiliated
      companies)                                   (3,362,233)       (2,547,112)
                                                  -----------      ------------
Total stockholders' equity                         26,374,898        26,489,693
                                                  -----------      ------------
   Total liabilities and
      stockholders' equity                       $203,543,189      $214,298,437
                                                 ============      ============












See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                Nine Months Ended September 30,
                                                      2000             1999
Cash flows from operating activities:           -------------------------------
      Net cash provided by
         operating activities                       $5,024,387       $1,783,920
                                                    ----------       ----------
Cash flows from investing activities:
   Securities held to maturity:
      Purchase - fixed maturity securities          (4,798,597)              --
      Calls and maturities - fixed
        maturity securities                          4,000,900        4,562,415
   Securities available for sale:
      Purchases - equity securities                   (120,812)         (43,759)
      Sales - equity securities                             --               --
      Calls and maturities - fixed
         maturity securities                         1,321,827        2,746,609
   Purchases of short-term investments              (4,988,744)      (7,896,342)
   Sales of short-term investments                   5,385,814       16,093,963
   Purchases of restricted assets                     (458,668)        (102,847)
   Mortgage, policy, and other loans made           (1,977,673)      (4,619,857)
   Payments received for mortgage,
     policy, and other loans                         3,991,477        2,246,096
   Purchases of property, plant,
      and equipment                                   (698,952)        (394,196)
   Purchases of real estate                           (845,408)        (368,051)
                                                   -----------      -----------
         Net cash provided by
            investing activities                       811,164       12,224,031

Cash flows from financing activities:
   Annuity receipts                                  6,616,212        7,848,532
   Annuity withdrawals                             (10,705,423)      (8,385,746)
   Repayment of bank loans and
      notes and contracts payable                   (1,674,226)      (5,331,755)
   Net change in line of credit
      for financing of mortgage loans               (8,537,023)      (6,372,446)
   Purchase of treasury stock                         (815,121)        (405,349)
                                                   -----------    -------------
   Net cash used in
      financing activities                         (15,115,581)     (12,646,764)
                                                  ------------    -------------
Net change in cash                                  (9,280,030)       1,361,187

Cash at beginning of period                         12,422,864        6,670,996
                                                  ------------    -------------
Cash at end of period                               $3,142,834       $8,032,183
                                                  ============    =============














See accompanying notes to consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

2.   Comprehensive Income

For the nine months ended September 30, 2000 and 1999, total comprehensive income amounted to $700,326 and $141,687, respectively. For the three months ended September 30, 2000 and 1999, total comprehensive income amounted to $534,953 and $224,330 respectively.

3.   Capital Stock

In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                             Nine Months Ended September 30,
                                               2000                    1999
Numerator:                                    -----                    ----
      Net income                              $531,110              $579,790
                                           ===========          ============
Denominator:
      Denominator for basic
        earnings per share--
        weighted-average shares              4,290,775             4,380,510
                                           -----------           -----------
      Effect of dilutive securities:
        Employee stock options                  37,887                --
        Stock appreciation rights                 --                  --
                                           -----------            ----------
      Dilutive potential
        common shares                           37,887                --
                                           -----------            ----------
      Denominator for diluted earnings
        per share-adjusted weighted-
        average shares and assumed
        conversions                          4,328,662             4,380,510
                                            ==========            ==========
      Basic earnings per share                   $0.12                 $0.13
                                                 =====                 =====
      Diluted earnings per share                 $0.12                 $0.13
                                                 =====                 =====

There are no dilutive effects on net income for purpose of this calculation.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

3.    Capital Stock (continued)

                                            Three Months Ended September 30,
                                              2000                    1999
Numerator:
      Net income                             $224,630             $300,152
                                          ===========       ==============
Denominator:
      Denominator for basic
        earnings per share--
        weighted-average shares             4,238,724           4,335,339
                                           ----------       -------------
      Effect of dilutive securities:
        Employee stock options                 60,993              --
        Stock appreciation rights                --                --
                                            ---------       ------------
      Dilutive potential
        common shares                          60,993              --
                                            ---------       -----------
      Denominator for diluted earnings
        per share-adjusted weighted-
        average shares and assumed
        conversions                         4,299,717       4,335,339
                                           ==========      ==========
      Basic earnings per share                  $0.05           $0.07
                                                =====           =====
      Diluted earnings per share                $0.05           $0.07
                                                =====           =====

There are no dilutive effects on net income for purpose of this calculation.



            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)



4.  Business Segment

                                            Life            Cemetery/                                    Reconciling
                                          Insurance         Mortuary        Mortgage        Corporate        Items     Consolidated
                                          ---------       -----------      -----------     ----------    -----------   ------------
For the Nine Months Ended
   September 30, 2000
   Revenues from
      external customers                   $16,126,298     $8,097,388     $19,394,507             $72     $   --        $43,618,265

   Intersegment revenues                     2,338,051             --              --       2,905,826     (5,243,877)         --

   Segment profit                              292,744       (373,705)       (134,015)        983,579             --        768,603

   Identifiable assets                     194,296,776     34,311,249       3,224,196       2,952,276    (31,241,308)   203,543,189

For the Nine Months Ended
   September 30, 1999
   Revenues from external
      customers                             17,088,867      8,190,945      11,530,989          37,890             --     36,848,691

   Intersegment revenues                     1,592,254             --              --       2,876,251     (4,468,505)         --

   Segment profit                              707,166       (143,693)        (48,313)        596,109             --      1,111,269

   Identifiable assets                     181,051,469     34,303,219       3,243,131       2,154,010    (20,371,190)   200,380,639

For the Three Months Ended
   September 30, 2000
   Revenues from
      external customers                     5,344,140      2,536,565       6,850,737              14             --     14,731,456

   Intersegment revenues                       837,007             --              --         973,207     (1,810,214)         --

   Segment profit                              178,400       (166,598)         (3,027)        312,372             --        321,147


For the Three Months Ended
   September 30, 1999
   Revenues from external
      customers                              5,352,226      2,567,912       4,213,504          26,729             --     12,160,371

   Intersegment revenues                       593,166             --              --         960,070     (1,553,236)         --

   Segment profit                              445,253       (116,203)         53,863         225,674             --        608,587

                                        9

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


5.   Acquisition of Southern Security Life Insurance Company
     -------------------------------------------------------
On December 17, 1998, the Company purchased all of the outstanding shares of common stock of Consolidare Enterprises, Inc. ("Consolidare") which owned 57.4% of the outstanding shares of common stock of Southern Security Life Insurance Company ("Southern Security"). Since then the Company has purchased 265,770 of additional shares of Southern Security and owns 71% of the outstanding shares.

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

Results of Operations

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Total revenues increased by $6,770,000, or 18.4%, to $43,618,000 for the nine months ended September 30, 2000, from $36,849,000 for the nine months ended September 30, 1999. Contributing to this increase in total revenues was a $6,612,000 increase in mortgage fee income and a $1,282,000 increase in net investment income.

Insurance premiums and other considerations decreased by $87,000, or .9%, to $9,921,000 for the nine months ended September 30, 2000, from $10,008,000 for the comparable period in 1999. This decrease was primarily the result of a reduction in universal life policyholder income.

Net investment income increased by $1,282,000, or 16.7%, to $8,946,000 for the nine months ended September 30, 2000, from $7,664,000 for the comparable period in 1999. This increase was primarily attributable to a greater number of loan originations during the nine months of 2000 due to the expansion of business activities in new geographic markets.

Net mortuary and cemetery sales decreased by $105,000, or 1.4%, to $7,532,000 for the nine months ended September 30, 2000, from $7,637,000 for the comparable period in 1999. This decrease was primarily due to fewer pre-need cemetery sales.

Mortgage fee income increased by $6,612,000, or 63.1%, to $17,095,000 for the nine months ended September 30, 2000, from $10,483,000 for the comparable period in 1999. This increase was primarily attributable to a greater number of loan originations during the nine months of 2000 due to the expansion of business activities in new geographic markets.

Total benefits and expenses were $42,850,000, or 98.2% of total revenues for the nine months ended September 30, 2000, as compared to $35,737,000, or 97.0% of total revenues for the comparable period in 1999.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $117,000, or 1.3%, to $8,865,000 for the nine months ended September 30, 2000, from $8,748,000 for the comparable period in 1999. This increase was primarily the result of an increase in interest crediting for policyholder account balances.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $212,000, or 5.6%, to $3,560,000 for the nine months ended September 30, 2000, from $3,772,000 for the comparable period in 1999. This decrease was in line with actuarial assumptions.

General and administrative expenses increased by $6,627,000, or 33.3%, to $26,533,000 for the nine months ended September 30, 2000, from $19,906,000 for the comparable period in 1999. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the nine months of 2000 due to the expansion of its business activities in new geographic markets.

Interest expense increased by $692,000, or 87.0%, to $1,487,000 for the nine months ended September 30, 2000, from $795,000 for the comparable period in 1999. This increase was primarily due to additional warehouse lines of credit required for the additional mortgage loan originations by the Company's mortgage subsidiary.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $112,000, or 4.4%, to $2,404,000 for the nine months ended September 30, 2000, from $2,515,000 for the comparable period in 1999. This decrease was primarily due to fewer pre-need cemetery sales.

Third Quarter of 2000 Compared to Third Quarter of 1999

Total revenues increased by $2,571,000, or 21.1%, to $14,731,000 for the three months ended September 30, 2000, from $12,160,000 for the three months ended September 30, 1999. Contributing to this increase in total revenues was a $2,224,000 increase in mortgage fee income and a $735,000 increase in net investment income.

Insurance premiums and other considerations decreased by $327,000, or 9.0%, to $3,321,000 for the three months ended September 30, 2000, from $3,648,000 for the comparable period in 1999. This decrease was primarily the result of a reduction in universal life policyholder income.

Net investment income increased by $735,000, or 31.7%, to $3,052,000 for the three months ended September 30, 2000, from $2,317,000 for the comparable period in 1999. This increase was primarily attributable to a greater number of loan originations during the third quarter of 2000, due to the expansion of business activities in new geographic markets.

Net mortuary and cemetery sales decreased by $33,000, or 1.4%, to $2,346,000 for the three months ended September 30, 2000, from $2,379,000 for the comparable period in 1999. This decrease was primarily due to fewer pre-need cemetery sales.

Mortgage fee income increased by $2,224,000, or 59.1%, to $5,987,000 for the three months ended September 30, 2000, from $3,763,000 for the comparable period in 1999. This increase was primarily attributable to a greater number of loan originations during the third quarter of 2000 due to the expansion of business activities in new geographic markets.

Total benefits and expenses were $14,410,000, or 97.8% of total revenues for the three months ended September 30 2000, as compared to $11,552,000, or 95.0% of total revenues for the comparable period in 1999.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $423,000, or 17.7%, to $2,808,000 for the three months ended September 30, 2000, from $2,385,000 for the comparable period in 1999. This increase was primarily the result of an increase in interest crediting for policyholder account balances.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $4,000, or .3%, to $1,242,000, for the three months ended September 30, 2000, from $1,246,000 for the comparable period in 1999. This decrease was in line with actuarial assumptions.

General and administrative expenses increased by $2,198,000 or 32.2%, to $9,023,000 for the three months ended September 30, 2000, from $6,825,000 for the comparable period in 1999. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the third quarter of 2000 as a result of the expansion of its business activities in new geographic markets.

Interest expense increased by $288,000, or 94.5%, to $593,000 for the three months ended September 30, 2000, from $305,000 for the comparable period in 1999. This increase was primarily due to additional warehouse lines of credit required for the additional mortgage loan originations by the Company's mortgage subsidiary.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $48,000, or 6.0%, to $743,000 for the three months ended September 30, 2000, from $791,000 for the comparable period in 1999. This decrease was primarily due to fewer pre-need cemetery sales.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $63,631,000 as of September 30, 2000, compared to $63,749,000 as of December 31, 1999. This represents 59.4% and 58.5% of the total insurance-related investments as of September 30, 2000, and
December 31, 1999, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At September 30, 2000, 1.6% ($994,000) and at December 31, 1999, 1.6% ($994,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2000, and December 31, 1999, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $39,355,000 as of September 30, 2000, as compared to $41,144,000 as of December 31, 1999. Stockholders' equity as a percent of capitalization increased to 67.0% as of September 30, 2000, from 64.4% as of December 31, 1999.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 1999 was 13.2% as compared to a rate of 6.0% for 1998. The 2000 lapse rate is approximately the same as 1999.

At September 30, 2000, $20,819,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

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

               A settlement was entered into between HUD and the Company. Included in the settlement is an indemnification of HUD relative to 18 identified loans including the providing of an irrevocable letter of credit in the amount of $30,000 as additional security for the indemnification, and payment of $75,000 as a civil money penalty.

               On or about March 6, 2000, Kelly Darrow ("Darrow") filed a Charge of Discrimination with the Labor Commission of Utah, Anti-Discrimination Division against Security National Mortgage Company. It is asserted that Security National Mortgage violated the Americans with Disabilities Act of 1990 ("ADA") as amended, and the Utah Anti-Discrimination Act of 1965 ("UAD") as amended, for the alleged reasons of "demoted, denied promotion, received less pay than others, denied reasonable accommodation for ... disability, forced to go on contract vendor status, and when ... complained of the treatment ... was fired." Darrow withdrew the charge in favor of a "right to sue letter" so as to be able to file a suit in federal court. Remedies which may be sought include back pay and benefits, attorneys' fees, reinstatement and punitive damages. This matter has been settled.

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

 10. A.  Restated and Amended  Employee Stock Ownership Plan and Trust
         Agreement (1)
     B.  Deferred  Compensation  Agreement with George R. Quist (2)
     C.  1993 Stock  Option Plan (3)
     D.  Promissory  Note with Key Bank of Utah (4)
     E.  Loan and  Security  Agreement with Key Bank of Utah (4)
     F.  General Pledge Agreement with Key Bank of Utah (4)
     G. Note Secured by Purchase Price Deed of Trust and Assignment of Rents with the Carter Family Trust and the Leonard M. Smith Family Trust (5)
     H. Deed of Trust and Assignment of Rents with the Carter Family Trust and the Leonard M. Smith Family Trust (5)
     I.  Promissory Note with Page and Patricia Greer (6)
     J.  Pledge Agreement with Page and Patricia Greer (6)
     K.  Promissory Note with Civil Service Employees  Insurance Company (7)
     L.  Deferred Compensation Agreement with William C. Sargent (8)
     M.  Employment Agreement with Scott M. Quist.  (8)
     N. Acquisition Agreement with Consolidare Enterprises, Inc., and certain shareholders of Consolidare. (9)
     O. Agreement and Plan of Merger between Consolidare Enterprises, Inc., and SSLIC Holding Company.(10)
     P. Administrative Services Agreement with Southern Security Life Insurance Company. (11)

     Q.  Promissory Note with George R. Quist. (12)
     R.  Settlement Agreement with Capitol Indemnity Corporation, George
         A. Fait, and Joel G. Fait. (13)
         (1) Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987.
         (2) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989.
         (3) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994.
         (4) Incorporated by reference from Report on Form 8-K, as filed on February 24, 1995.
         (5) Incorporated by reference from Annual Report on Form 10K, as filed on March 31, 1995.
         (6) Incorporated by reference from Report on Form 8-K, as filed on May 1, 1995.
         (7) Incorporated by reference from Report on Form 8-K, as filed on January 16, 1996.
         (8) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1998.
         (9) Incorporated by reference from Report on Form 8-K, as filed on May 11, 1998.
        (10) Incorporated by reference from Report on Form 8-K, as filed on January 4, 1999.
        (11) Incorporated by reference from Report on Form 8-K, as filed on March 4, 1999.
        (12) Incorporated by reference from Annual Report on Form 10-K, as filed on April 14, 1999.
        (13) Incorporated by reference from Quarterly Report on Form 10-Q, as filed on August 21, 2000.


    27.  Financial Data Schedule

    (b)  Reports on Form 8-K:

            NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT
                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: November 14, 2000                  By: George R. Quist,
       -----------------                      ------------------------------
                                              Chairman of the Board,
                                              President and Chief Executive
                                              Officer (Principal Executive
                                              Officer)


DATED: November 14, 2000                 By:  Scott M. Quist
       -----------------                      ------------------------------
                                              First Vice President, General
                                              Counsel, Treasurer and Director
                                              (Principal Financial and
                                              Accounting Officer)