Form 10-K
period 2000-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2001-04-16
CIK 318673

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2000, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                          Commission File Number 0-9341

                     Security National Financial Corporation
             (Exact name of registrant as specified in its Charter)

           UTAH                                       87-0345941
----------------------------------     --------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
 of incorporation or organization)


      5300 South 360 West, Suite 250                          84123
-------------------------------------                     ------------
         Salt Lake City, Utah                              (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:      (801) 264-1060

Securities registered pursuant to Section 12(d) of the Act:

                                      Name of each exchange
Title of each Class                    on which registered
--------------------                  ----------------------
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

                                      Yes [X]  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2001 was approximately $10,014,000.

As of March 30, 2001, registrant had issued and outstanding 3,874,567 shares of Class A Common Stock and 5,762,729 shares of Class C Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

In marketing the funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2000:

                      2000          1999        1998         1997        1996
                    --------     ---------    --------     --------   ---------
Life Insurance
Policy/Cert.
   Count as of
   December 31      71,178(1)    75,808(1)    69,895(1)     43,213     42,034
Insurance
   in force
   as of December 31
   (omitted 000) 2,049,789(1) 2,113,893(1) 2,123,734(1)    648,906    546,213
Premiums
   Collected
   (omitted
       000)         14,959(1)    15,261(1)     5,718         5,732      5,765

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

           Age Nearest            Non-Medical
             Birthday                Limits
           ------------        ----------------
            0-50                    $75,000
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

The following table summarizes the annuity business for the five years ended December 31, 2000:

                                2000       1999      1998      1997       1996
                              --------   --------   -------   -------   -------
Annuities
Policy/Cert.
   Count as of
   December 31                 8,443(1)   8,369(1)   7,890(1)   7,434     7,049
Deposits Collected
(omitted 000)                  3,039(1)   3,906(1)   2,770      2,521     2,859

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

The following table summarizes the accident and health business for the five years ended December 31, 2000:

                                2000       1999      1998      1997       1996
                              --------   -------   --------   -------   -------
Accident
  and Health
Policy/Cert. Count as of
   December 31                21,454(1)  24,078(1)  27,201(1)  30,250    33,639
Premiums Collected
(omitted 000)                    464(1)     549(1)     375        430       493

     (1) Includes acquisition of Southern Security Life Insurance Company on December 17, 1998.

Reinsurance

The Company reinsures with other companies portions of the individual life insurance and accident and health policies it has underwritten. The primary purpose of reinsurance is to enable an insurance company to write a policy in an amount larger than the risk it is willing to assume for itself. No other liabilities or guarantees by the Company exist on business ceded through reinsurance treaties; however, the Company remains obligated for amounts ceded in the event the reinsurers do not meet their obligations. There is no assurance that the reinsurer will be able to meet the obligations assumed by it under the reinsurance agreement.

The Company's policy is to retain no more than $50,000 of ordinary insurance per insured life. Excess risk is reinsured. The total amount of life insurance in force at December 31, 2000, reinsured by other companies aggregated $253,698,000, representing approximately 12.4% of the Company's life insurance in force on that date.

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

  SSLIC Holding Company

On December 17, 1998, the Company completed the acquisition of SSLIC Holding Company, (formerly Consolidare Enterprises, Inc.), a Florida corporation ("SSLIC Holding") pursuant to the terms of the Acquisition Agreement which the Company entered into on April 17, 1998 with SSLIC Holding and certain shareholders of SSLIC Holding for the purchase of all of the outstanding shares of common stock of SSLIC Holding and all of the outstanding shares of stock of Insurandyne Corp., a Florida Corporation ("Insuradyne"). As of December 31, 2000, SSLIC Holding owns approximately 71.5% of the outstanding shares of common stock of Southern Security Life Insurance Company, a Florida corporation ("Southern
Security"). Southern Security is a Florida domiciled insurance company with total assets as of December 31, 2000, of approximately $77.1 million. Southern Security is currently licensed to transact business in 14 states. Southern Security is also a reporting company under Section 13 of the Securities Exchange Act of 1934. Reference is made to Southern Security's annual report on Form 10-K for the year ended December 31, 2000, which was filed with the Securities Exchange Commission on April 12, 2001, Commission File No. 2-35669.

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

Employees

As of December 31, 2000, the Company employed 240 full-time and 28 part-time employees.

Item 2.  Properties

The following table sets forth the location of the Company's office facilities and certain other information relating to these properties.

                                                                 Approximate
                                                     Owned         Square
     Location                 Function              Leased         Footage
     ---------               -------------          ------        ---------
    5300 So. 360 West        Corporate
    Salt Lake City, UT       Headquarters           Owned(1)       33,000

    1603 Thirteenth St.      District
    Lubbock, TX              Sales Office           Owned(2)        5,000

    755 Rinehart Rd.         Subsidiary
    Lake Mary, FL            Headquarters           Owned(3)       27,000

     (1) The Company leases an additional 8,800 square feet of the facility to unrelated third parties for approximately $136,000 per year, under leases which expire at various dates after 2000.

     (2) The Company leases an additional 2,766 square feet of the facility to unrelated third parties for approximately $15,000 per year, under leases which expire at various dates after 2000.

     (3) The Company leases an additional 5,747 square feet of the facility to unrelated third parties for approximately $109,000 per year, under leases which expire at various dates after 2000.

The Company believes the office facilities it occupies are in good operating condition, are adequate for current operations and has no plan to build or acquire additional office facilities. The Company believes its office facilities are adequate for handling business in the foreseeable future.

The following table summarizes the location and acreage of the six Company owned cemeteries:

                                                                     Net Saleable Acreage
                                                                           Acres
                                                                          Sold as      Total
Name of                                  Date    Developed      Total     Cemetery   Available
 Cemetery             Location         Acquired  Acreage(1)  Acreage(1)   Spaces(2)  Acreage(1)
-----------          -----------      ---------- ----------  ----------  ---------- ------------
Memorial Estates, Inc.:

  Lakeview
    Cemetery(3)     1700 E. Lakeview Dr.
                    Bountiful, UT           1973          6          40          7          33
  Mountain View
    Cemetery(3)     3115 E. 7800 So.
                    Salt Lake City, UT      1973         26          54         16          38

  Redwood
    Cemetery(3)(5)  6500 So. Redwood Rd.
                    West Jordan, UT         1973         40          78         34          44

  Holladay Memorial
    Park(4)(5)      4800 So. Memory Lane
                    Holladay, UT            1991          6          14          5           9

  Lakehills
    Cemetery(4)     10055 So. State
                    Sandy, UT               1991         12          44          6          38

  Singing Hills
    Memorial
    Park(6)         2798 Dehesa Rd.
                    El Cajon, CA            1995          6          35          2          33

     (1) The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company's inspection of the cemeteries. (2) Includes spaces sold for cash and installment contract sales. (3) As of December 31, 2000, there were mortgages of approximately $62,100 collateralized by the property and facilities at Memorial Estates Lakeview, Mountain View and Redwood Cemeteries. (4) As of December 31, 2000, there were mortgages of approximately $1,862,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary. (5) These cemeteries include two granite mausoleums. (6) As of December 31, 2000, there was a mortgage of approximately $665,300 collateralized by the property.

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the fourteen Company owned mortuaries:


 Name of                                    Date    Viewing              Square
 Mortuary             Location            Acquired  Room(s)  Chapel(s)  Footage
-------------        -----------------   ---------  -------- --------  --------
Memorial Mortuary   5850 South 900 East
                    Salt Lake City, UT     1973       3          1      20,000

Memorial Estates, Inc.:

  Redwood Mortuary  6500 South Redwood Rd.
                    West Jordan, UT        1973        2         1      10,000

  Mountain View
    Mortuary        3115 East 7800 South
                    Salt Lake City, UT     1973        2         1      16,000
  Lakeview
    Mortuary        1700 East Lakeview Dr.
                    Bountiful, UT          1973        0         1       5,500

Paradise Chapel
  Funeral Home      3934 East Indian
                    School Road
                    Phoenix, AZ            1989        2         1       9,800

Deseret Memorial, Inc.:

  Colonial
    Mortuary(2)     2128 South State St.
                    Salt Lake City, UT     1991        1          1      14,500

  Deseret
    Mortuary(2)     36 East 700 South
                    Salt Lake City, UT     1991        2          2      36,300

  Lakehills
    Mortuary        10055 South State St.
                    Sandy, UT              1991        2          1      18,000

Cottonwood
  Mortuary(2)       4670 South Highland Dr.
                    Salt Lake City, UT     1991        2          1      14,500

Camelback Sunset
  Funeral Home(1)   301 West Camelback Rd.
                    Phoenix, AZ            1994        2          1      11,000

  Name of                              Date      Viewing               Square
 Mortuary             Location       Acquired    Room(s)   Chapel(s)   Footage
----------          -------------   ----------  -------- ----------- ---------
Greer-Wilson:

  Greer-Wilson
  Funeral Home      5921 West Thomas Road
                    Phoenix, AZ          1995        2          2     25,000

  Tolleson
    Funeral Home    9386 West VanBuren
                    Tolleson, AZ         1995        0          1      3,460

  Avondale
    Funeral Home    218 North Central
                    Avondale, AZ         1995        1          1      1,850
Crystal Rose
  Funeral Home(3)   9155 W. VanBuren
                    Tolleson, AZ         1997        0          1      9,000

     (1) As of December 31, 2000 there were mortgages of approximately $301,500 collateralized by the property and facilities of Camelback Sunset Funeral Home. (2) As of December 31, 2000, there were mortgages of approximately $1,862,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary. (3) As of December 31, 2000, there was a mortgage of approximately $214,600, collateralized by the property and facilities of Crystal Rose Funeral Home.

Item 3.  Legal Proceedings

The Company is not a party to any legal proceedings outside the ordinary course of the Company's business or to any legal proceedings which, if adversely determined, would have a material adverse effect on the Company or its business.

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

Period (Calendar Year)                     Price Range
                                        High         Low
                                       ------      ------
      1999
          First Quarter. . . . . . . . . 3.24        2.38
          Second Quarter . . . . . . . . 2.95        2.49
          Third Quarter. . . . . . . . . 3.29        2.66
          Fourth Quarter . . . . . . . . 3.52        2.72

      2000
          First Quarter. . . . . . . . . 4.29        2.74
          Second Quarter . . . . . . . . 3.33        2.56
          Third Quarter. . . . . . . . . 3.10        2.41
          Fourth Quarter . . . . . . . . 2.86        2.02

      2001
          First Quarter. . . . . . . . . 2.56        2.00

The above sales prices have been adjusted for the effect of annual stock dividends.

The Class C Common Stock is not actively traded, although there are occasional transactions in such stock by brokerage firms. (See Note 11 to the Consolidated Financial Statements.)

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C Common Stock has been paid each year from 1989 through 2000.

As of December 31, 2000, there were 4,658 record holders of Class A Common Stock and 141 record holders of Class C Common Stock.

Item 6.  Selected Financial Data - The Company and Subsidiaries (Consolidated)
-----------------------------------------------------------------------------
The following selected financial data for each of the five years in the period ended December 31, 2000, are derived from the audited consolidated financial statements. The data as of December 31, 2000 and 1999, and for the three years ended December 31, 2000, should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Consolidated Statement of Earnings Data:

                                                       Year Ended December 31,

                                  2000            1999(3)        1998          1997(1)          1996
Revenue                         -------         --------        ------        --------        -------
-------

Premiums                    $12,876,000     $13,176,000     $ 5,916,000     $ 6,141,000     $ 5,666,000
Net investment income        12,136,000      10,631,000       7,459,000       7,140,000       7,517,000
Net mortuary and
  cemetery income            10,351,000      10,178,000       9,226,000       9,231,000       8,138,000
Realized gains on
  investments                   424,000         313,000          74,000         253,000         290,000
Mortgage fee income          22,922,000      14,503,000      10,082,000       5,662,000       8,237,000
Other                           305,000         856,000          63,000          48,000          75,000
                            -----------     -----------    ------------    ------------     -----------
Total revenue                59,014,000      49,657,000      32,820,000      28,475,000      29,923,000
                            -----------     -----------    ------------    ------------     -----------
Expenses
Policyholder benefits        12,931,000      11,976,000       6,932,000       6,669,000       6,341,000
Amortization of deferred
  policy acquisition costs    3,189,000       4,858,000       1,274,000       1,132,000       1,240,000
General and admini-
  strative expenses          36,062,000      26,959,000      19,649,000      15,361,000      17,292,000
Interest expense              2,126,000       1,119,000         999,000         948,000       1,318,000
Cost of goods & services
  of the mortuaries
  & cemeteries                3,459,000       3,295,000       2,940,000       2,696,000       2,355,000
                             -----------    ------------    ------------     -----------    -----------
Total benefits & expenses    57,767,000      48,207,000      31,794,000      26,806,000      28,546,000
                             -----------    ------------    ------------     -----------    -----------
Income before
  income tax expense          1,247,000       1,450,000       1,026,000       1,669,000       1,377,000
Income tax expense             (305,000)       (230,000)       (255,000)       (360,000)       (139,000)
Minority interest in
  (income) loss of
   subsidiary                   (46,000)       (244,000)          --              --             --
                             -----------    ------------    ------------     -----------    -----------
Net earnings                 $  896,000     $   976,000     $   771,000      $1,309,000    $  1,238,000
                             ===========    ============    ============    ===========    ============
Net earnings per
   common share(3)                $0.21           $0.22           $0.18           $0.33           $0.33
                                  =====           =====           =====           =====           =====
Weighted average out-
   standing common shares     4,317,779       4,397,000       4,273,000       3,988,000       3,750,000
Net earnings per common
   share-assuming dilution(3)     $0.21           $0.22           $0.18           $0.32           $0.32
                                  =====           =====           =====           =====           =====
Weighted average out-
   standing common shares-
   assuming dilution          4,335,044       4,397,000       4,273,000       4,093,000       3,856,000


Item 6.  Selected Financial Data - The Company and Subsidiaries (Consolidated)
-----------------------------------------------------------------------------
Balance Sheet Data:

                                                     Year Ended December 31,
                                  2000        1999            1998(3)          1997(1)          1996
                                -------      ------         ---------        ---------         -------
Assets
Investments and
  restricted assets        $108,810,000   $ 113,208,000    $126,332,000     $ 81,039,000   $ 78,638,000
Cash                         11,275,000      12,423,000       6,671,000        3,408,000      3,301,000
Receivables                  36,413,000      38,074,000      28,309,000       15,224,000     17,070,000
Other assets                 50,689,000      50,593,000      51,953,000       25,781,000     25,701,000
                           -------------   ------------    ------------     ------------   ------------
Total assets               $207,187,000    $214,298,000    $213,265,000     $125,452,000   $124,710,000
                           =============   ============    ============     ============   ============
Liabilities
Policyholder
  benefits                 $141,755,000    $140,368,000     137,466,000     $ 77,890,000   $ 76,962,000
Notes & contracts
  payable                    14,046,000      23,341,000      22,887,000        9,981,000     12,490,000
Cemetery & mortuary
  liabilities                 7,099,000       6,638,000       6,917,000        6,116,000      5,946,000
Other liabilities            12,921,000      11,415,000      12,536,000        6,070,000      5,844,000
                           -----------=    ------------    ------------     -----------    ------------
Total liabilities           175,821,000     181,762,000     179,806,000      100,057,000    101,242,000
                           -----------=    ------------    ------------     -----------    ------------
Minority interest             4,625,000       6,046,000       6,779,000           --              --

Stockholders' equity         26,741,000      26,490,000      26,680,000       25,395,000     23,468,000
                           -----------=    ------------    ------------     -----------    ------------
Total liabilities and
  stockholders' equity     $207,187,000    $214,298,000    $213,265,000     $125,452,000   $124,710,000
                           =============   ============    ============     ============   ============


     (1) Reflects the acquisition of Crystal Rose Funeral Home as of February 1997.

     (2) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the audited consolidated financial statements.

     (3) Reflects the acquisition of SSLIC Holding Company and subsidiaries as of December 17, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's operations over the last several years generally reflect three trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies and interest sensitive products; (ii) emphasis on cemetery and mortuary business; and (iii) capitalizing on lower interest rates by originating and refinancing mortgage loans.

On December 17, 1998, the Company purchased all of the outstanding shares of common stock of SSLIC Holding Company ("SSLIC Holding") (formerly "Consolidare Enterprises, Inc.") and Insuradyne Corporation ("Insuradyne") for a total cost of $12,248,194. As of December 31, 2000, SSLIC Holding owns approximately 71.5% of the outstanding shares of common stock of Southern Security Life Insurance Company ("Southern Security").

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


                                                                                   Without
                                                                                    SSLIC               Variance
                                                                 SSLIC Holding     Holding               without
                                                                   Southern       Southern            SSLIC Holding
                                                                   Security       Security          Southern Security
                                                                  Insuradyne     Insuradyne            Insuradyne
REVENUES:                                1999          1998          1999           1999          Amount     Percent
                                        ------       -------    --------------   -----------   ----------   ---------
Insurance premiums
  and other considerations         $ 13,175,825  $  5,915,659  $  6,901,546   $  6,274,279    $   358,620      6.1%
Net investment income                10,631,302     7,458,743     2,938,745      7,692,557        233,814      3.1
Net mortuary and cemetery income     10,178,246     9,225,801         --        10,178,246        952,445     10.3
Realized gains on investments
   and other assets                     313,013        74,121         --           313,013        238,892    322.3
Mortgage fee income                  14,503,388    10,082,330         --        14,503,388      4,421,058     43.8
Other                                   855,604        62,949       715,128        140,476         77,527    123.2
                                   ------------   -----------    ----------   ------------     ----------   ------
  Total Revenues                     49,657,378    32,819,603    10,555,419     39,101,959      6,282,356     19.1
                                   ------------   -----------    ----------   ------------     ----------   ------
BENEFITS AND EXPENSES:
Death benefits                        4,780,063     2,432,822     1,917,134      2,862,929        430,107     17.7
Surrenders and other
  policy benefits                     1,494,863     1,145,812        88,208      1,406,655        260,843     22.8
Increase in future policy benefits    5,700,784     3,353,287     2,448,222      3,252,562       (100,725)    (3.0)
Amortization of deferred policy
  acquisition costs and cost of
  insurance acquired                  4,857,662     1,273,394     3,592,217      1,265,445         (7,949)    (0.6)
General and administrative
  expenses:
    Commissions                      11,850,763     7,618,335       364,848     11,485,915      3,867,580     50.8
    Salaries                          7,409,298     5,358,743     1,063,533      6,345,765        987,022     18.4
    Other                             7,698,779     6,671,823       550,282      7,148,497        476,674      7.1

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

                                                                                   Without
                                                                                    SSLIC               Variance
                                                                 SSLIC Holding     Holding               without
                                                                   Southern       Southern            SSLIC Holding
                                                                   Security       Security          Southern Security
                                                                  Insuradyne     Insuradyne            Insuradyne
BENEFITS AND EXPENSES:                   1999          1998          1999           1999          Amount     Percent
---------------------                   ------       --------   -------------    ----------      -------    ---------
Interest expense                      1,119,402       999,123       116,977      1,002,425          3,302      0.3
Cost of mortuaries and cemeteries
  goods and services sold             3,294,983     2,940,220        --          3,294,983        354,763     12.1
                                   ------------   -----------    ----------   ------------     ----------   ------
    Total benefits and expenses      48,206,597    31,793,559    10,141,421     38,065,176      6,271,617     19.7
                                   ------------   -----------    ----------   ------------     ----------   ------
Earnings before income taxes          1,450,781     1,026,044       413,998      1,036,783         10,739      1.0

Income tax expense                     (230,516)     (254,815)      (25,803)      (204,713)        50,102     19.7
Minority interest in income
  of subsidiary                        (244,370)       --          (244,370)         --              --        --
                                   ------------   -----------    ----------    -----------     ----------   ------
    Net earnings                    $   975,895   $   771,229    $  143,825    $   832,070    $    60,841      7.9%
                                    ===========   ===========    ==========    ===========    ===========   ======

Results of Operations

2000 Compared to 1999

Total revenues increased by $9,356,000, or 18.8%, from $49,657,000 for fiscal year 1999 to $59,013,000 for fiscal year 2000. Contributing to this increase in total revenues was a $1,505,000 increase in net investment income, a $173,000 increase in net mortuary and cemetery sales, a $8,418,000 increase in mortgage fee income, and a $111,000 increase in realized gains on investments and other assets.

Insurance premiums and other considerations decreased by $300,000, from $13,176,000 in 1999 to $12,876,000 in 2000. This reduction was primarily the result of a change in the sales mix of the Company's insurance subsidiary, Southern Security. Since March 1998, Southern Security has sold more final expense policies, which have lower face amounts, than universal life products, which have larger face amounts. Consequently, the insurance revenues from final expense products were less than those from universal life products.

Net investment income increased by $1,505,000 from $10,631,000 in 1999 to $12,136,000 in 2000. This increase was primarily attributable to more loan originations made by the Company's mortgage subsidiary in 2000 due to the expansion of business activities in new geographic markets.

Net mortuary and cemetery sales increased by $173,000 from $10,178,000 in 1999 to $10,351,000 in 2000. This increase was primarily from additional at-need sales.

Mortgage fee income increased by $8,418,000, from $14,504,000 in 1999 to $22,922,000 in 2000. This increase was primarily the result of an increased number of loan originations made by the Company's mortgage subsidiary in 2000.

Other revenue decreased by $551,000 from $856,000 in 1999 to $305,000 in 2000. This reduction was primarily the result of having received proceeds in 1999 from insurance claims filed for the recovery of the costs to litigate a case against a former officer of the Company's insurance subsidiary, Southern Security.

Total benefits and expenses were $57,767,000 for 2000, which constituted 97.9% of the Company's total revenues, as compared to $48,207,000, or 97.1 of the Company's total revenues for 1999.

During 2000, there was a net increase of $955,000 in death benefits, surrender and other policy benefits, and an increase in future policy benefits from $11,976,000 in 1999 to $12,931,000 in 2000. This increase was primarily due to additional interest credited on annuities and reserve increases on traditional products. This increase was reasonable based on the underlying actuarial assumptions.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $1,669,000 from $4,858,000 in 1999 to $3,189,000 in 2000. This decrease was primarily due to adjusting the amortization rate to current assumptions at the Company's insurance subsidiary, Southern Security.

General and administrative expenses increased by $9,103,000, from $26,959,000 in 1999 to $36,062,000 in 2000. Contributing to this increase was a $6,666,000 increase in commission expenses from $11,851,000 in 1999 to $18,517,000 in 2000. Salaries increased $258,000 from $7,409,000 in 1999 to $7,667,000 in 2000. Other expenses  increased  $2,179,000,  from $7,699,000 in 1999 to $9,878,000 in 2000.
These increases were primarily the result of an increased number of loan originations made by the Company's mortgage subsidiary in 2000.

Interest expense increased by $1,007,000,  from $1,119,000 in 1999 to $2,126,000 in 2000. This increase was primarily due to more loan originations from the Company's mortgage subsidiary being funded by third parties in 2000.

Cost of the mortuary and cemetery goods and services sold increased by $164,000, from $3,295,000 in 1999 to $3,459,000 in 2000. This increase was primarily due to the increase in at-need sales.

1999 Compared to 1998

(See Overview for an explanation of this comparison. SSLIC Holding Company, Southern Security and Insuradyne results from operations for 1999 have been excluded)

Total revenues increased by $6,282,000, or 19.1%, from $32,820,000 for fiscal year 1998 to $39,102,000 for fiscal year 1999. Contributing to this increase in total revenues was a $359,000 increase in insurance premiums and other considerations, a $234,000 increase in net investment income, a $952,000 increase in net mortuary and cemetery sales, a $4,421,000 increase in mortgage fee income, and a $239,000 increase in realized gains on investments and other assets.

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

The Company's investment policy is to invest predominately in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $62,889,000 as of December 31, 2000 compared to $63,749,000 as of December 31, 1999. This represents 60% of the total insurance related investments in 2000 as compared to 59% in 1999. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At December 31, 2000, .68% ($429,000) and at December 31, 1999, 1.56% ($994,000) of the Company's total bond investments were invested in bonds in rating categories three through six which are considered non-investment grade.

If market conditions were to cause interest rates to change, the market value of the fixed income portfolio (approximately $80,263,000) could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

                 -200 bps   -100 bps   +100 bps   +200 bps
Change in
  Market Value
  (in thousands)  $4,441   $2,932    $(3,881)   $(9,184)

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2000 and 1999, the life subsidiaries exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $40,787,000 and $41,143,000 as of December 31, 2000 and 1999,
respectively. Stockholders' equity as a percent of total capitalization was 66% and 64% as of December 31, 2000 and 1999, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2000 was 15%, as compared to a rate of 10% in 1999.

In February 1997, the Company purchased all of the outstanding shares of common stock of Crystal Rose Funeral Home, Inc. for a total consideration of $382,000, which included a note to the former owner in the amount of $297,000.

On December 17, 1998, the Company completed the acquisition of Consolidare Enterprises, Inc., a Florida corporation ("Consolidare") pursuant to the terms of the Acquisition Agreement which the Company entered into on April 17, 1998 with Consolidare and certain shareholders of Consolidare for the purchase of all of the outstanding shares of common stock of Consolidare. Consolidare owns approximately 71.5% of the outstanding shares of common stock of Southern Security Life Insurance Company, a Florida corporation ("SSLIC"), and all of the outstanding shares of stock of Insuradyne Corp., a Florida corporation ("Insuradyne").

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

On June 30, 1999 the Company entered into a Coinsurance and Assumption Agreement (the "Agreement") with Menlo Life Insurance Company ("Menlo Life"), wherein the Company has assumed 100% of the policies in force of Menlo Life. The Agreement was not in effect until it was approved by Menlo Life's domiciled state of Arizona and the state of California. These approvals were obtained on September 9, 1999 for the Arizona Insurance Department, and on December 9, 1999 for the
California Insurance Department. Menlo Life will pay consideration to the Company in the form of statutory admitted assets to equal the liabilities assumed. The consideration will be paid when the policies in force have been converted onto the Company's computer system. It is anticipated that the conversion will take place during the third quarter of 2001. Until then the policies will be administered by Menlo Life. The net amount to be paid at December 31, 2000, is $2,711,329.

At December 31, 2000, $22,715,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and amended by SFAS No. 138, issued in June 2000. The requirements of SFAS No. 133, as amended, will be effective for the Company in the first quarter of the fiscal year beginning January 1, 2001. The standard establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has determined SFAS 133 to have no impact on the Company's financial position and results of operations because the Company has no derivative activity.

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                    Page No.

Financial Statements:

   Report of Independent Auditors . . . . . . . . . . .26

   Consolidated Balance Sheet, December 31,
   2000 and 1999. . . . . . . . . . . . . . . . . . . .27

   Consolidated Statement of Earnings,
   Years Ended December 31, 2000, 1999,
   and 1998 . . . . . . . . . . . . . . . . . . . . . .29

   Consolidated Statement of Stockholders'
   Equity, Years Ended December 31, 2000, 1999
   and 1998.  . . . . . . . . . . . . . . . . . . . . .30

   Consolidated Statement of Cash Flow,
   Years Ended December 31, 2000, 1999 and
   1998 . . . . . . . . . . . . . . . . . . . . . . . .31

   Notes to Consolidated Financial
   Statements . . . . . . . . . . . . . . . . . . . . .33



Financial Statement Schedules:

 I. Summary of Investments -- Other than
    Investments in Related Parties. . . . . . . . . . .61

II. Condensed Financial Information of
    Registrant. . . . . . . . . . . . . . . . . . . . .62

IV. Reinsurance . . . . . . . . . . . . . . . . . . . .68

 V. Valuation and Qualifying Accounts . . . . . . . . .69


All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS









To The Board of Directors and Shareholders of Security National Financial Corporation

We have audited the accompanying consolidated balance sheet of Security National Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years then ended. In connection with our audit of the financial statements, we have also audited the amounts included in the financial statement schedules as listed in the accompanying index under Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2000 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





TANNER + CO.

Salt Lake City, Utah
March 23, 2001

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                                             December 31,
Assets:                                               2000             1999
-------                                              -----            ------
Insurance-related investments:
Fixed maturity securities
 held to maturity, at amortized cost (market
 $39,283,266 and $39,453,452 for 2000 and 1999)  $39,384,168        $39,629,851
Fixed maturity securities available
 for sale, at market (cost $23,556,864 in 2000
 and 24,957,347 in 1999)                          23,504,989         24,119,190
Equity securities available for sale,
 at market (cost $1,617,363 and $4,350,139
 for 2000 and 1999)                                2,774,077          5,745,213
Mortgage loans on real estate                     17,435,178         18,926,628
Real estate, net of accumulated
 depreciation of $3,088,761 and $2,722,024
 for 2000 and 1999                                 8,564,395          7,629,952
Policy, student and other loans                   11,277,742         11,607,993
Short-term investments                             1,027,927          1,290,310
                                                ------------       ------------
   Total insurance-related investments           103,968,476        108,949,137
Restricted assets of cemeteries and mortuaries     4,841,819          4,258,987
Cash                                              11,275,030         12,422,864
Receivables:
 Trade contracts                                   5,342,380          4,232,030
 Mortgage loans sold to investors                 26,886,162         29,071,913
 Receivable from agents                            2,225,784          2,272,624
 Receivable from officers                            111,500            118,400
 Other                                             3,503,320          3,847,079
                                                 -----------       ------------
   Total receivables                              38,069,146         39,542,046
 Allowance for doubtful accounts                  (1,656,223)        (1,467,954)
                                                 -----------       ------------
 Net receivables                                  36,412,923         38,074,092
Policyholder accounts on deposit
 with reinsurer                                    7,434,750          7,806,866
Land and improvements held for sale                8,485,523          8,522,687
Accrued investment income                          1,302,552          1,493,013
Deferred policy acquisition costs                 12,043,527         10,630,086
Property, plant and equipment, net                10,824,700         10,566,508
Cost of insurance acquired                         8,729,264          9,597,306
Excess of cost over net assets
 of acquired subsidiaries                          1,172,599          1,305,333
Other                                                695,683            671,558
                                                ------------       ------------
   Total assets                                 $207,186,846       $214,298,437
                                                ============       =-==========

See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                                                            December 31,
                                                    2000                1999
                                                  --------            --------
Liabilities:
-----------
Future life, annuity, and other
 policy benefits                                  $140,000,344     $138,501,316
Unearned premium reserve                             1,754,980        1,866,523
Line of credit for financing
 of mortgage loans                                      --            8,687,023
Bank loans payable                                   9,805,118       10,768,098
Notes and contracts payable                          4,240,830        3,885,684
Estimated future costs of pre-need sales             7,119,544        6,817,685
Accounts payable                                     1,242,407          804,133
Funds held under reinsurance treaties                1,417,216        1,475,512
Other liabilities and accrued expenses               4,115,920        3,219,166
Income taxes                                         6,124,512        5,736,860
                                                  ------------     ------------
   Total liabilities                               175,820,871      181,762,000

Commitments and contingencies                               --               --

Minority interest                                    4,624,614        6,046,744

Stockholders' Equity:
Common stock:
   Class A: $2 par value, authorized
      10,000,000 shares, issued 5,107,631
      shares in 2000 and 4,863,731 shares
      in 1999                                       10,215,262        9,727,462
   Class C: $0.20 par value, authorized
      7,500,000 shares, issued 5,827,805
      shares in 2000 and 5,555,350 shares
      in 1999                                        1,165,561        1,111,070
Total common stock                                  11,380,823       10,838,532
Additional paid-in capital                          10,054,714       10,015,942
Accumulated other comprehensive income,
 net of deferred taxes (benefit)
 of $66,043 and $(71,899) for 2000
 and 1999                                              836,751          665,691
Retained earnings                                    7,831,306        7,516,640
Treasury stock at cost (1,233,064 Class
   A shares and 65,078 Class C shares
   in 2000; 966,139 Class A shares and
   61,979 Class C shares in 1999, held
   by affiliated companies)                         (3,362,233)      (2,547,112)
                                                  ------------     ------------
Total stockholders' equity                          26,741,361       26,489,693
                                                  ------------     ------------
 Total liabilities and stockholders' equity       $207,186,846     $214,298,437
                                                  ============     ============

See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statement of Earnings


                                             Year Ended December 31,
                                       2000           1999            1998
Revenues:                             ------        -------         -------
---------
Insurance premiums and
 other considerations              $12,875,585     $13,175,825      $5,915,659
Net investment income               12,136,072      10,631,302       7,458,743
Net mortuary and cemetery sales     10,351,416      10,178,246       9,225,801
Realized gains on investments
 and other assets                      423,805         313,013          74,121
Mortgage fee income                 22,921,585      14,503,388      10,082,330
Other                                  304,886         855,604          62,949
                                   -----------     -----------     -----------
 Total revenue                      59,013,349      49,657,378      32,819,603

Benefits and expenses:
Death benefits                       3,959,811       4,780,063       2,432,822
Surrenders and other policy
  benefits                           1,702,251       1,494,863       1,145,812
Increase in future policy benefits   7,268,720       5,700,784       3,353,287
Amortization of deferred policy
 acquisition costs and cost of
 insurance acquired                  3,188,752       4,857,662       1,273,394
General and administrative expenses:
 Commissions                        18,517,408      11,850,763       7,618,335
 Salaries                            7,667,263       7,409,298       5,358,743
 Other                               9,877,461       7,698,779       6,671,823
Interest expense                     2,126,169       1,119,402         999,123
Cost of goods and services sold
  of the mortuaries and cemeteries   3,459,391       3,294,983       2,940,220
                                   -----------     -----------     -----------
 Total benefits and expenses        57,767,226      48,206,597      31,793,559
                                   -----------     -----------     -----------
Earnings before income taxes         1,246,123       1,450,781       1,026,044
Income tax expense                    (304,640)       (230,516)       (254,815)
Minority income                        (45,754)       (244,370)             --
                                   -----------     -----------     -----------
 Net earnings                         $895,729        $975,895        $771,229
                                   ===========     ===========     ===========
Net earnings per common share            $0.21           $0.22           $0.18
                                         =====           =====           =====
 Weighted average outstanding
   common shares                     4,317,779       4,397,141       4,272,516

Net earnings per common share-
 assuming dilution                       $0.21           $0.22           $0.18
                                         =====           =====           =====
 Weighted average outstanding
   common shares assuming-dilution   4,335,044       4,397,141       4,272,516

See accompanying notes to consolidated financial statements.

                                            SECURITY NATIONAL FINANCIAL CORPORATION
                                                       AND SUBSIDIARIES
                                        Consolidated Statement of Stockholders' Equity

                                                                            Accumulated
                                                              Additional       Other
                                      Class         Class       Paid-in    Comprehensive  Retained      Treasury
                                        A             C         Capital       Income      Earnings        Stock       Total
                                ------------  ------------ ------------  --------------  ----------   -----------   ---------

Balance at
  December 31, 1997             $8,653,176    $1,040,162   $ 9,133,454  $  830,939    $7,533,259    $(1,796,060) $25,394,930

Comprehensive income:
 Net earnings                                                                            771,229                     771,229
 Unrealized gain on securities                                             250,174                                   250,174
Total comprehensive income                                                                                         1,021,403
Stock dividends                    439,784        51,875       338,046                  (829,705)                      --
Conversion Class C
  to Class A                         2,672        (2,672)                                                              --
                                ----------   -----------   ------------ -----------  -----------   -------------  -----------
Stock issued                       139,028           (46)      124,944                                               263,926

Balance at
  December 31, 1998              9,234,660     1,089,319     9,596,444   1,081,113     7,474,783     (1,796,060)  26,680,259

Comprehensive income:
 Net earnings                                                                            975,895                     975,895
 Unrealized gain on securities                                            (415,422)                                 (415,422)
Total comprehensive income                                                                                           560,473
Stock dividends                    463,344        52,910       419,456                  (935,710)                      --
Conversion Class C
  to Class A                        31,160       (31,159)           (1)                                                --
Stock issued (cancelled)            (1,702)                         43                     1,672                          13
Purchase of treasury stock                                                                             (751,052)    (751,052)
                                ----------   -----------   ------------ -----------  -----------   -------------  -----------
Balance at
  December 31, 1999              9,727,462     1,111,070    10,015,942     665,691     7,516,640     (2,547,112)  26,489,693

Comprehensive income:
 Net earnings                                                                            895,729                     895,729
 Unrealized gain on securities                                             171,060                                   171,060
Total comprehensive income                                                                                         1,066,789
Stock dividends                    486,786        55,503        38,774                  (581,063)                      --
Conversion Class C
  to Class A                         1,014        (1,012)           (2)                                                --
Purchase of treasury stock                                                                             (815,121)    (815,121)
                                ----------   -----------   ------------ -----------  -----------   -------------  -----------
Balance at
  December 31, 2000            $10,215,262    $1,165,561   $10,054,714    $836,751    $7,831,306    $(3,362,233) $26,741,361
                               ===========    ==========   ===========    ========    ==========    ===========  ===========

See accompanying  notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       Consolidated Statement of Cash Flow


                                                                Years Ended December 31,
                                                       2000            1999            1998
Cash flows from operating activities:

   Net earnings                                      $895,729        $975,895        $771,229
   Adjustments to reconcile net earnings
     to net cash provided by
         operating activities:
       Realized gains on investments
         and other assets                            (423,805)       (313,013)        (74,121)
       Depreciation                                 1,202,158       1,187,426         917,166
       Provision for losses on accounts
         and loans receivable                         219,269         150,981         175,750
       Amortization of goodwill, premiums,
         and discounts                                214,355         263,572          90,622
       Provision for deferred income taxes           (182,291)        228,464         339,763
       Policy acquisition costs deferred           (3,805,762)     (3,886,279)     (1,310,170)
       Policy acquisition costs amortized           2,320,710       3,992,522         976,482
       Cost of insurance acquired amortized           868,042         865,140         296,912
   Change in assets and liabilities net of
     effects from purchases and disposals of
       subsidiaries:
       Land and improvements held for sale             37,164        (116,962)         61,161
       Future life and other benefits               7,023,493       5,012,923       3,349,196
       Receivables for mortgage loans sold          2,185,751      (7,890,885)     (5,841,576)
       Other operating assets and liabilities         (88,520)       (959,832)        836,210
                                                  -----------     -----------     -----------
           Net cash provided by (used in)
             operating activities                  10,466,293        (490,048)        588,624

Cash flows from investing activities:
   Securities held to maturity:
       Purchase - fixed maturity securities        (4,801,309)     (1,207,177)       (524,562)
       Calls and maturities - fixed
         maturity securities                        5,137,323       6,658,968      10,482,673
   Securities available for sale:
       Purchases - equity securities                 (418,365)       (507,404)        (22,183)
       Sales - equity securities                    4,797,396       2,906,278         114,608
   Purchases of short-term investments             (7,523,432)     (9,131,204)    (11,453,095)
   Sales of short-term investments                  7,785,815      19,384,434      11,102,460
   Purchases of restricted assets                    (604,345)       (119,479)        (15,820)
   Mortgage, policy, and other loans made          (3,016,125)    (10,891,562)     (6,974,351)
   Payments received for mortgage,
     policy, and other loans                        4,782,778       4,770,423       2,811,841
   Purchases of property, plant, and equipment     (1,719,120)       (767,383)     (2,040,023)
   Disposal of property and equipment                 625,507         190,000              --
   Purchases of real estate                        (1,329,347)       (421,230)       (755,581)
   Sale of real estate                                     --         334,500              --
   Purchases of subsidiaries
     net of cash acquired                                  --              --     (11,764,823)
                                                  -----------     -----------     -----------
           Net cash (used in) provided by
             investing activities                   3,716,776      11,199,164      (9,038,856)

                                            SECURITY NATIONAL FINANCIAL CORPORATION
                                                       AND SUBSIDIARIES
                                        Consolidated Statement of Cash Flow (Continued)


                                                    Year Ended December 31,
                                              2000           1999             1998

Cash flows from financing activities:

   Annuity receipts                         8,714,642      10,522,726       2,770,045
   Annuity withdrawals                    (13,935,567)    (15,183,240)     (3,962,579)
   Repayment of bank loans and
       notes and contracts payable         (1,652,036)     (1,545,957)       (918,065)
   Proceeds from borrowings on bank
       loans and notes and contracts
          payable                           1,044,202         890,500       6,246,400
   Purchase of treasury stock                (815,121)       (751,052)             --
   Net change in line of credit
       for financing of mortgage loans     (8,687,023)      1,109,775       7,577,248
                                          -----------     -----------     -----------
   Net cash (used in) provided by
       financing activities               (15,330,903)     (4,957,248)     11,713,049
                                          -----------     -----------     -----------
Net change in cash                         (1,147,834)      5,751,868       3,262,817

Cash at beginning of year                  12,422,864       6,670,996       3,408,179
                                          -----------     -----------     -----------
Cash at end of year                       $11,275,030     $12,422,864      $6,670,996
                                          ===========     ===========     ===========


See accompanying notes to the financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998



1) Significant Accounting Principles

General Overview of Business

Security National Financial Corporation and its wholly-owned subsidiaries (the "Company") operates in three main business segments; life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the intermountain west, California, Florida, Oklahoma, and Texas. The cemetery and mortuary segment of the Company consists of five cemeteries in Utah, one cemetery in California, eight mortuaries in Utah and six mortuaries in Arizona. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in California, Colorado, Florida and Utah.

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

Interest Rate Risk - the risk that interest rates will change which may cause a decrease in the value of the Company's investments or impair the ability of the Company to market its mortgage and cemetery/mortuary products. This change in rates may cause certain interest- sensitive products to become uncompetitive or may cause disintermediation. The Company mitigates this risk by charging fees for non-conformance with certain policy provisions, by offering products that transfer this risk to the purchaser, and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, the Company might have to borrow funds or sell assets prior to maturity and potentially recognize a gain or loss.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


1) Significant Accounting Principles (Continued)

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company. The Company's subsidiaries at December 31, 2000, are as follows:

Security National Life Insurance Company
Security National Mortgage Company
Memorial Estates, Inc.
Memorial Mortuary
Paradise Chapel Funeral Home
Singing Hills Memorial Park
Cottonwood Mortuary, Inc.
Deseret Memorial, Inc.
Holladay Cottonwood Memorial Foundation
Holladay Memorial Park
Camelback Sunset Funeral Home, Inc.
Greer-Wilson Funeral Home
Crystal Rose Funeral Home
Hawaiian Land Holdings
SSLIC Holding Company
Insuradyne Corporation
Southern Security Life Insurance Company (71.5%)

All significant intercompany transactions and accounts have been eliminated in consolidation.

On December 17, 1998, the Company purchased all of the outstanding shares of common stock of SSLIC Holding Company (formerly Consolidare Enterprises, Inc.), (SSLIC Holding) and Insuradyne Corporation (Insuradyne) for a total cost of $12,248,194. SSLIC Holding owns approximately 71.5% of the outstanding shares of common stock of Southern Security Life Insurance Company (Southern Security). The acquisition was accounted for using the purchase method. The assets and liabilities of SSLIC Holding and Insuradyne have been included in the Company's balance sheet at December 31, 1998. The results of operations of SSLIC Holding and Insuradyne were not material to the financial statements of the Company from the date of acquisition through December 31, 1998 and, consequently, have not been included in the Consolidated Statements of Earnings for the year then ended.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


1) Significant Accounting Principles (Continued)

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


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

Future Life, Annuity and Other Policy Benefits

Future policy benefit reserves for traditional life insurance are computed using a net level method, including assumptions as to investment yields, mortality, morbidity, withdrawals, and other assumptions based on the life insurance subsidiaries experience, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations. Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity. The range of assumed interest rates for all traditional life insurance policy reserves was 4.5% to 10.0% in 2000, 1999, and 1998. Benefit reserves for traditional limited-payment life insurance policies include the deferred portion of the premiums received during the premium-paying period. Deferred premiums are recognized as income over the life of the policies. Policy benefit claims are charged to expense in the period the claims are incurred.

Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for interest-sensitive insurance products ranged from 4% to 6.5% in 2000, 1999 and 1998.

Participating Insurance

Participating business constitutes 6%, 5%, and 4% of insurance in force for 2000, 1999 and 1998, respectively. The provision for policyholders' dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


1)Significant Accounting Principles (Continued)

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

Certain cemetery products are sold on a pre-need basis. Revenues from pre-need cemetery sales are recognized at the time of sale. Related costs required to establish the liability for estimated future costs of pre-need sales are also recorded at the time of sale. This liability relates to promised merchandise and funeral services and is increased or decreased each period as current costs change. A corresponding charge is made to operations to reflect the change in costs. Certain mortuary products and services are also sold on a pre-need basis. Pre-need mortuary sales are fully reserved at the time of the sale. Revenue on pre- need mortuary services is recognized at the time the service is performed. All pre-need sales contracts bear interest at 8%.

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

Excess of Cost Over Net Assets of Acquired Businesses

Previous acquisitions have been accounted for as purchases under which assets acquired and liabilities assumed were recorded at their fair values. The excess of cost over net assets of acquired businesses is being amortized over a range of fifteen to twenty years using the straight-line method. The Company periodically evaluates the recoverability of amounts recorded. Accumulated amortization was $1,162,262 and $1,029,528 at December 31, 2000 and 1999,
respectively.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


1)Significant Accounting Principles (Continued)

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

The Company has two fixed option plans (the "1993 Plan" and the "2000 Plan"). In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans. Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net income would have been reduced by approximately $0, $203,000, and $110,000 in 2000, 1999, and 1998, respectively.
As a result, basic and diluted earnings per share would have been reduced by $0, $0.05, and $0.03 in 2000, 1999, and 1998, respectively.

The weighted average fair value of options granted in 2000 under the 1993 Plan and the 2000 Plan is estimated at $1.50 as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, volatility of 30.8%, risk-free interest rate of 6.6%, and an expected life of five to ten years.

The weighted average fair value of each option granted in 1999 under the 1993 Plan is estimated at $1.61 as of the grant date using the Black Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 28.83%, risk-free interest rate of 6.0%, and an expected life of ten years.

The Company also has one variable option plan (the "1987 Plan"). In accordance with APB Opinion No. 25, compensation cost related to options granted and outstanding under these plans is estimated and recognized over the period of the award based on changes in the current market price of the Company's stock over the vesting period. Options granted under the 1987 Plan are exercisable for a period of ten years from the date of grant.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


1)Significant Accounting Principles (Continued)

Pending Accounting Change

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and amended by SFAS No. 138, issued in June 2000. The requirements of SFAS No. 133, as amended, will be effective for the Company in the first quarter of the fiscal year beginning January 1, 2001. The standard establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has determined SFAS 133 to have no impact on the Company's financial position and results of operations because the Company has no derivative activity.

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

Reclassifications

Certain amounts in prior years have been reclassified to conform with the 2000 presentation.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998

2)  Investments

 The Company's investments in fixed maturity securities held to maturity and equity securities available for sale are summarized as follows:

                                                         Gross          Gross        Estimated
                                        Amortized     Unrealized     Unrealized        Fair
                                          Cost           Gains         Losses         Value
December 31, 2000:                      ---------     -----------    -----------    ----------
------------------

Fixed maturity securities
held to maturity:
  Bonds:
    U.S. Treasury securities
    and obligations of U.S.
    Government agencies                   $12,900,371      $182,637       $(4,809)   $13,078,199

    Obligations of states and
    political subdivisions                    183,399        12,829        (7,903)       188,325

    Corporate securities
    including public utilities             20,951,532       322,660      (584,886)    20,689,306

    Mortgage-backed securities              5,320,861        30,737       (55,620)     5,295,978

  Redeemable preferred stock                   28,005        10,500        (7,047)        31,458
                                          -----------     ---------    ----------    -----------
        Total fixed maturity
        securities held to maturity       $39,384,168      $559,363     $(660,265)   $39,283,266
                                          ===========      ========     =========    ===========
Securities available for sale:
  Bonds
    U.S. Treasury securities
    and obligations of U.S.
    Government agencies                    $3,367,096       $45,003         $(648)    $3,411,451

    Corporate securities
        including public utilities         20,124,932        91,913      (188,214)    20,028,631

    Mortgage-backed securities                 64,836            71            --         64,907

  Nonredeemable preferred stock                56,031        29,750        (9,044)        76,737

  Common stock                              1,561,332     1,596,254      (460,246)     2,697,340
                                          -----------   -----------     ---------    -----------
        Total securities
        available for sale                $25,174,227    $1,762,991     $(658,152)   $26,279,066
                                          ===========    ==========     =========    ===========
  Restricted equity securities (note 7)      $172,391      $215,410       $(3,019)      $384,782
                                          ===========    ==========     =========    ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998

                                                 Gross          Gross        Estimated
                                  Amortized    Unrealized     Unrealized       Fair
                                   Cost          Gains         Losses         Value
December 31, 1999:               ----------   ------------  ------------   -------------
------------------

Fixed maturity securities
held to maturity:
  Bonds:
    U.S. Treasury securities
    and obligations of U.S.
    Government agencies            $12,822,025       $90,415     $(225,797)   $12,686,643

    Obligations of states and
    political subdivisions             176,499         6,345       (15,728)       167,116

    Corporate securities
    including public utilities      20,594,306       594,303      (428,752)    20,759,857

    Mortgage-backed securities       6,009,010        14,095      (223,291)     5,799,814

  Redeemable preferred stock            28,011        19,011        (7,000)        40,022
                                   -----------     ---------     ---------    -----------
      Total fixed maturity
      securities held to
      maturity                     $39,629,851      $724,169     $(900,568)   $39,453,452
                                   ===========    ==========     =========    ===========
Securities available
for sale:
  Bonds
    U.S. Treasury securities
    and obligations of U.S.
    Government agencies             $4,596,294        $4,599      $(21,561)    $4,579,332

    Corporate securities
      including public utilities    20,270,712            --      (820,966)    19,449,746

    Mortgage-backed securities          90,341            --          (229)        90,112

  Nonredeemable preferred stock         70,431        43,163        (7,144)       106,450

  Common stock                       4,279,708     2,248,436      (889,381)     5,638,763
                                   -----------     ---------     ---------    -----------
      Total securities
      available for sale           $29,307,486    $2,296,198   $(1,739,281)   $29,864,403
                                   ===========    ==========     =========    ===========
  Restricted equity
    securities (note 7)               $172,391      $234,872         $(968)      $406,295
                                   ===========    ==========     =========    ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


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

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Estimated
                                     Amortized      Fair
Held to Maturity:                      Cost         Value
                                   ------------  -----------
   Due in 2001                     $ 8,276,712   $ 8,298,094
   Due in 2002 through 2005         17,348,014    17,496,854
   Due in 2006 through 2010          6,050,499     5,691,138
   Due after 2010                    2,360,077     2,469,744
   Mortgage-backed securities        5,320,861     5,295,978
   Redeemable preferred stock           28,005        31,458
                                   -----------   -----------
                                   $39,384,168   $39,283,266
                                   ===========   ===========


                                                  Estimated
                                     Amortized      Fair
Available for Sale:                    Cost         Value
                                   -----------   -----------
   Due in 2001                     $ 2,773,071   $ 2,774,159
   Due in 2002 through 2005         14,149,826    14,088,461
   Due in 2006 through 2010          6,471,463     6,469,372
   Due after 2010                       97,669       108,090
   Mortgage-backed securities           64,835        64,907
                                   -----------   -----------
                                   $23,556,864   $23,504,989
                                   ===========   ===========

The Company's realized gains and losses in investments are summarized as follows:

                             2000         1999       1998
                           --------   ----------   --------
   Fixed maturity
    securities held
    to maturity:
   Gross realized gains   $   3,125    $  87,859   $ 43,154
   Gross realized losses        (53)      (1,895)   (26,470)

   Securities available
     for sale:
   Gross realized gains     884,199       14,138     66,589
   Gross realized losses   (463,466)         (12)    (3,887)

   Other assets               --         212,923     (5,265)
                           --------     --------   --------
        Total              $423,805     $313,013   $ 74,121
                           =========    ========   ========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


2)  Investments (Continued)

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

Investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available for sale securities) at December 31, 2000, other than investments issued or guaranteed by the United States Government, are as follows:

                                         Carrying Amount
                                         ---------------
     Dean Witter Discover                  $4,274,338
     Philip Morris, Inc.                    5,653,514

Major categories of net investment income are as follows:

                             2000            1999            1998

Fixed maturity
  securities              $4,629,916      $4,720,838      $3,293,949
Equity securities            235,491         226,857         219,785
Mortgage loans
  on real estate           1,735,590       1,451,214       1,036,132
Real estate                1,507,239       1,711,771       1,384,311
Policy loans                 641,272         725,383         170,752
Short-term
  investments                402,350         650,035         405,848
Other                      3,962,362       2,142,527       1,899,643
                          ----------     -----------     -----------
  Gross investment
   income                 13,114,220      11,628,625       8,410,420
Investment expenses         (978,148)       (997,323)       (951,677)
                          ----------     -----------     -----------
Net investment income    $12,136,072     $10,631,302      $7,458,743
                         ===========     ===========      ==========

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of approximately $717,000, $733,000 and $683,000 for 2000, 1999, and 1998, respectively.

Investment expenses consist primarily of depreciation, property taxes and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $8,815,733 at December 31, 2000 and $9,632,937 at December 31, 1999.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


3)  Cost of Insurance Acquired

Information with regard to cost of insurance acquired is as follows:

                              2000           1999             1998
                             ------         ------           ------
Balance at
  beginning of year        $9,597,306     $10,462,446      $3,370,018
Cost of insurance
  acquired                         --              --       7,389,340

Imputed interest at 7%        641,325         732,371         235,901
Amortization               (1,509,367)     (1,597,511)       (532,813)
                          -----------     -----------     -----------
Net amortization
  charged to income          (868,042)       (865,140)       (296,912)
                          -----------     -----------     -----------
Balance at end
  of year                  $8,729,264      $9,597,306     $10,462,446
                          ============     ==========     ===========

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $824,000, $759,000, $702,000, $649,000, and $587,000 for
the years 2001 through 2005. Actual amortization may vary based on changes in assumptions or experience.

4) Property, Plant and Equipment

The cost of property, plant and equipment is summarized below:

                                       December 31,
                                  2000              1999
                              -----------      -----------
Land and Buildings            $10,828,916      $10,171,943
Furniture and equipment         6,694,925        6,384,208
                              -----------      -----------
                               17,523,841       16,556,151
Less accumulated
   depreciation                (6,699,141)      (5,989,643)
                              -----------      -----------
   Total                     $ 10,824,700      $10,566,508
                             ============      ===========

5) Bank Loans Payable and Lines of Credit

Bank loans payable are summarized as follows:

                                                      December 31,
                                                  2000         1999
Bank prime rate plus 1/2% (10.0% at December
 31, 2000) note payable in monthly
 installments of $36,420 including principal
 and interest, collateralized by 15,000
 shares of Security National Life stock,
 due December 2004                             $1,425,967   $1,697,397

10% note payable in monthly installments
 of $8,444 including principal and
 interest, collateralized by real property,
 which book value is approximately
 $1,045,000, due January 2013                     711,608      740,202

                         SECURITY NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
                      Years Ended December 31, 2000, 1999, and 1998


5)  Bank Loans Payable and Lines of Credit (Continued)

                                                     December 31,
                                                  2000         1999
One year treasury constant maturity plus
 2.75% (8.03% at December 31,
 2000) note payable in monthly installments
 of $6,000, including principal and
 interest, collateralized by real property,
 which book value is approximately
 $359,000, due October 2002                       120,824       182,089

Bank prime rate less 1.35% (8.15% at
 December 31, 2000) note payable
 in monthly installments of $20,836,
 including principal and interest,
 collateralized by real property, which
 book value is approximately $1,033,000,
 due November 2007                              1,662,768     1,703,915

$5,046,448 revolving line of credit at
 bank prime rate less 1%, (8.5% at
 December 31, 2000) interest only to
 December 1999 thereafter interest and
 principal, collateralized by 15,000
 shares of Security National Life Insurance
 Company  stock, due December 2005              4,904,426     5,610,111

Bank prime rate plus 1/2% (10.0% at
 December 31, 2000) note payable in
 monthly installments of $7,235
 including principal and interest,
 collateralized by real property,
 which book value is approximately
 $852,000, due August 2004                        301,516       370,748

Bank prime rate less 1.35% (8.15% at
 December 31, 2000) note payable in
 monthly installments of $2,736 including
 principal and interest, collateralized
 by 15,000 shares of Security National
 Life Insurance Company stock, due
 December 2005                                    180,893       199,461

Other collateralized bank loans payable           497,116       264,175
                                              -----------   -----------
 Total bank loans                               9,805,118    10,768,098

Less current installments                       1,596,600     1,143,823
                                              -----------   -----------
 Bank loans, excluding
 current installments                          $8,208,518    $9,624,275
                                              ==========-   ==========
$15 million revolving line of credit at
 LIBOR plus 1.50% (7.32% at
 December 31, 1999), payable within 30
 days collateralized by receivable
 from mortgage loans sold to investors            $    --    $8,687,023
                                              ===========   ===========

                         SECURITY NATIONAL FINANCIAL CORPORATION
                                    AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
                      Years Ended December 31, 2000, 1999, and 1998


5)  Bank Loans Payable and Lines of Credit (Continued)

In addition to the lines of credit described above, the Company has line of credit agreements with banks for $2,000,000 and $5,000,000, of which none were outstanding at December 31, 2000 or 1999. The lines of credit are for general operating purposes. The $2,000,000 line of credit bears interest at the bank's prime rate and must be repaid every 30 days. The $5,000,000 line of credit bears interest at a variable rate with interest payable monthly and is collateralized by student loans equaling 115% of the unpaid principal balance.

See Note 6 for summary of maturities in subsequent years.

6)  Notes and Contracts Payable

Notes and contracts payable are summarized as follows:

                                                       December 31,
                                                   2000          1999
Due to former stockholders of Deseret Memorial,
 Inc. resulting from the acquisition of such
 entity. Amount represents the present value
 discounted at 8% of monthly annuity
 payments ranging from $4,600 to $5,000 plus
 an index adjustment in the 7th through the
 12th years, due September 2011                    $628,802   $646,294

Due to former stockholders of Greer Wilson
 resulting from the acquisition of such
 entity. Amount represents the present
 value discounted at 10% of monthly annuity
 payments of $7,000, due March 2005                 289,865    344,860

Due to former stockholders of Civil Service
 Employees Life Insurance Company resulting from
 the acquisition of such entity. 7% note payable
 in seven annual installments with principal
 payments of $151,857, due December 2003            303,714    455,571

Due to former stockholders of Crystal Rose
 Funeral Home resulting from the acquisition
 of such entity. Amount represents the present
 value discounted at 9% of monthly annuity
 payments of $5,350 due February 2007                62,892    177,246

9% note payable in monthly installments of
 $10,000 including principal and
 interest collateralized by real property,
 which book value is approximately
 $2,908,000, due July 2008                          665,318    727,847

Due to Memorial Estates Endowment Care Trust
 Fund for the remodel of the Cottonwood
 Funeral Home. 6% note payable in monthly
 installments of $5,339 including principal
 and interest collateralized by the Funeral
 Home, which book value is approximately
 $1,348,000 due March 2030                          899,500    890,500

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


6)  Notes and Contracts Payable (Continued)

                                                        December 31,
                                                    2000           1999

Due to former shareholders of Southern
 Security Life Insurance Company resulting
 from the acquisition of such entity
 6.5% note payable in five annual installments
 with principal payments of $158,840 due
 April 2005                                         794,202           --

Other notes payable                                 596,537      643,366
                                                -----------   ----------
Total notes and contracts payable                 4,240,830    3,885,684
Less current installments                           615,291      414,421
                                                -----------   ----------
Notes and contracts, excluding
current installments                             $3,625,539   $3,471,263
                                                 ==========   ==========

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

    2001                  $ 2,211,891
    2002                    2,198,823
    2003                    2,118,151
    2004                    2,270,124
    2005                    1,813,758
 Thereafter                 3,433,201
                          -----------
    Total                 $14,045,948
                          ===========

Interest paid approximated interest expense in 2000, 1999 and 1998.

7)  Cemetery and Mortuary Endowment Care and Pre-need Merchandise Funds

The Company owns and operates several endowment care cemeteries, for which it has established and maintains an endowment care fund. The Company records a liability to the fund for each space sold at current statutory rates. The Company is not required to transfer assets to the fund until the spaces are fully paid for. As of December 31, 2000 and 1999 the Company had transferred $20,373 and $179,939, respectively in excess of the required contribution to the fund.

The Company has established and maintains certain restricted asset accounts to provide for future merchandise obligations incurred in connection with its pre-need sales. Such amounts are reported as restricted assets of cemeteries and mortuaries in the accompanying balance sheet.

Assets in the restricted asset account are summarized as follows:

                                      December 31,
                                  2000        1999

Cash and cash equivalents       $385,659   $2,361,597
Mutual funds                     169,865      132,945
Fixed maturity securities        297,331      295,771
Equity securities                 77,778       77,778
Participation in mortgage
  loans with Security
  National Life                3,877,490    1,357,200
Time certificate of deposit       33,696       33,696
                              ----------   ----------
  Total                       $4,841,819   $4,258,987
                              ==========   ==========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


8)  Income Taxes

The Company's income tax liability at December 31 is summarized as follows:

                                             December 31,
                                     2000                    1999
                                    ------               ----------
Current                          $  499,714               $  142,002
Deferred                          5,624,798                5,594,858
                                 ----------               ----------
Total                            $6,124,512               $5,736,860
                                 ==========               ==========

Significant components of the Company's deferred tax assets and liabilities at December 31 are approximately as follows:


                                     2000                    1999
                                   -------                --------
Assets
Future policy benefits          $(2,021,798)             $(1,740,203)
Unearned premium                 (1,939,023)              (1,950,587)
Difference between book
  and tax basis of bonds            (49,498)                 (56,489)
Net operating loss
  carryforwards expiring
  in the years
  2001 through 2010                (210,848)                (219,249)
Other                              (633,007)                (329,361)
                                -----------              -----------
Total deferred
  tax assets                     (4,854,174)              (4,295,889)

Liabilities
Deferred policy
  acquisition costs             $ 5,213,517              $ 4,485,047
Cost of insurance acquired        1,714,724                1,884,547
Installment sales                 1,215,773                1,323,994
Depreciation                        653,192                  660,369
Trusts                            1,051,602                  821,165
Tax on unrealized
  appreciation                      214,337                   (9,299)
Other                               415,827                  724,924
                                -----------              -----------
Total deferred
  tax liabilities                10,478,972                9,890,747
                                -----------              -----------
Net deferred tax liability      $ 5,624,798              $ 5,594,858
                                ===========              ===========

The Company paid $94,365 in income taxes for 2000 and did not pay any income taxes for 1999 and 1998. The Company's income tax expense (benefit) is summarized as follows:

                                    2000          1999        1998
                                 ---------      --------    ---------
Current                          $ 486,931      $  2,052    $(84,948)
Deferred                          (182,291)      228,464     339,763
                                 ---------      --------    --------
Total                            $ 304,640      $230,516    $254,815
                                 =========      ========    ========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


8)  Income Taxes (Continued)

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

                                       2000        1999         1998
                                     --------     -------      ------
Computed expense at
  statutory rate                    $423,682     $493,266     $348,855
Special deductions allowed
  small life insurance companies     (68,769)    (122,204)     (88,658)
Dividends received deduction         (24,418)     (24,401)     (26,691)
Minority interest taxes              (19,222)    (102,828)          --
Other, net                            (6,633)     (13,317)      21,309
                                   ---------    ---------    ---------
 Tax expense                       $304,640     $230,516     $254,815
                                   ========     ========     ========

A portion of the life insurance income earned prior to 1984 was not subject to current taxation but was accumulated for tax purposes, in a "policyholders' surplus account." Under provisions of the Internal Revenue Code, the policyholders' surplus account was frozen at its December 31, 1983 balance and will be taxed generally only when distributed. As of December 31, 2000, the policyholders' surplus accounts approximated $4,500,000. Management does not intend to take actions nor does management expect any events to occur that would cause federal income taxes to become payable on that amount. However, if such taxes were accrued, the amount of taxes payable would be approximately $1,500,000.

The insurance companies have remaining loss carry forwards for tax purposes of approximately $1,679,000, approximately $286,000 of which is subject to an annual limitation of approximately $300,000.

9)  Reinsurance, Commitments and Contingencies

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $30,000 to $75,000 at December 31, 2000 and 1999. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to $580,287,000 at December 31, 2000 and $581,296,000 at December 31, 1999.

As part of the acquisition of Southern Security, the Company has a co-insurance agreement with The Mega Life and Health Insurance Company ("MEGA"). On December 31, 1992 Southern Security ceded to MEGA 18% of all universal life policies in force at that date. MEGA is entitled to 18% of all future premiums, claims, policyholder loans and surrenders relating to the ceded policies. In addition, Southern Security receives certain commission and expense reimbursements. The funds held related to reinsurance treaties of $1,417,216 and policyholders' account balances on deposit with reinsurer of $7,434,750 represent the 18% share of policy loans and policyholder account balances ceded to MEGA as of December 31, 2000.

Mortgage loans originated and sold to unaffiliated investors are sold subject to certain recourse provisions.

The Company is a defendant in various other legal actions arising from the normal conduct of business. Management believes that none of the actions will have a material effect on the Company's financial position or results of operations.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


10)  Retirement Plans

The Company and its subsidiaries have a noncontributory Employee Stock Ownership Plan (ESOP) for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,040 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors. The Company's contributions are allocated to eligible employees based on the ratio of each eligible employee's compensation to total compensation for all eligible employees during each year. ESOP contribution expense totaled $0, $56,277, and $59,613 for 2000, 1999, and 1998, respectively. At December 31, 2000 the ESOP held 553,322 shares of Class A and 1,277,690 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has a 401(k) savings plan covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions up to the lesser of 15% of total annual compensation or the statutory limits. The Company may match up to 50% of each employee's investment in Company stock, up to 1/2% of the employee's total annual compensation. The Company's match will be Company stock and the amount of the match will be at the discretion of the Company's Board of Directors. The Company's matching 401(k) contributions for 2000, 1999, and 1998 were approximately $0, $3,858, and $7,000 respectively. Also, the Company may contribute at the discretion of the Company's Board of Directors an Employer Profit Sharing Contribution to the 401-K savings plan. The Employer Profit Sharing Contribution shall be divided among three different classes of participants in the plan based upon the participant's title in the Company. The Company contribution for 2000, 1999 and 1998 were $0, $130,958, and $0, respectively. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee.

11)  Capital Stock

The following table summarizes the activity in shares of capital stock for the three year period ended December 31, 2000:

                                          Class A      Class C
                                        ----------    ---------
    Balance at December 31, 1997        4,326,588     5,200,811

    Stock Dividends                       219,892       259,374
    Conversion of Class C to Class A        1,336       (13,352)
    Stock Issued (cancelled)               69,514          (238)
                                        ---------     ---------

    Balance at December 31, 1998        4,617,330     5,446,595

    Stock Dividends                       231,672       264,550
    Conversion of Class C to Class A       15,580      (155,795)
    Stock Issued (cancelled)                 (851)           --
                                        ---------     ---------
    Balance at December 31, 1999        4,863,731     5,555,350

    Stock Dividends                       243,393       277,515
    Conversion of Class C to Class A          507        (5,060)
                                        ---------     ---------
    Balance at December 31, 2000        5,107,631     5,827,805
                                        =========     =========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


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

Stockholders of both classes of common stock have received 5% stock dividends in the years 1989 through 2000, as authorized by the Company's Board of Directors.

The Company has Class B Common Stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B Common Stock.

In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                    2000        1999         1998
                                  -------    ---------    ---------
Numerator:
  Net income                     $895,729     $975,895     $771,229
                                 ========    =========    =========
Denominator:
  Denominator for basic
   earnings per share-
   weighted-average
   shares                       4,317,779    4,397,141    4,272,516

  Effect of
   dilutive securities:
   Employee stock
     options                       17,265           --           --
   Stock appreciation
     rights                            --           --           --
                              ------------  ------------ ------------
  Dilutive potential
   common shares                   17,265           --           --

  Denominator
   for diluted earnings per
   share-adjusted
   weighted-average
   shares and assumed
   conversions                  4,335,044    4,397,141    4,272,516
                                =========   ==========   ==========
  Basic earnings per share          $0.21        $0.22        $0.18
                                    =====        =====        =====
  Diluted earnings per share        $0.21        $0.22        $0.18
                                    =====        =====        =====

There are no dilutive effects on net income for purpose of this calculation.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


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

Activity of the 1987 Plan is summarized as follows:

                                      Number      Option
                                      of Shares    Price
                                    ----------- ----------
Outstanding at December 31, 1997     155,400   $4.29 - $4.71

  Dividend                             7,770
  Exercised                               --
                                    ---------
Outstanding at December 31, 1998     163,170   $4.08 - $4.49

  Dividend                             8,159
  Exercised                               --
                                    ---------
Outstanding at December 31, 1999     171,329   $3.89 - $4.28

  Dividend                             8,566
  Exercised                               --
                                    ---------
Outstanding at December 31, 2000     179,895   $3.70 - $4.07
                                    ========
  Exercisable at end of year         179,895
                                    ========

Available options for future grant
  1987 Stock Incentive Plan            -0-
                                    ========

On  June  21,  1993,  the  Company  adopted  the  Security  National   Financial
Corporation 1993 Stock Incentive Plan (the "1993 Plan"), which reserved 300,000 shares of Class A Common

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


12)  Deferred Compensation Plans (Continued)

Stock for issuance thereunder. The 1993 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress.

The 1993 Plan provides for the grant of options and the award or sale of stock to officers, directors, and employees of the Company. Both "incentive stock options," as defined under Section 422A of the Internal Revenue Code of 1986 (the "Code"), and "non- qualified options" may be granted pursuant to the 1993 Plan. Options intended as incentive stock options may be issued only to employees, and must meet certain conditions imposed by the Code, including a requirement that the option exercise price be not less than the fair market value of the option shares on the date of grant. The 1993 Plan provides that the exercise price for non-qualified options will be not less than at least 50% of the fair market value of the stock subject to such option as of the date of grant of such options, as determined by the Company's Board of Directors.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


12)  Deferred Compensation Plans (Continued)

Activity of the 1993 Plan is summarized as follows:

                                      Number       Option
                                    of Shares      Price
                                    ----------    --------
Outstanding at December 31, 1997      292,284    $2.58 - $4.31
  Dividend                             30,869
  Granted                             148,000
  Exercised                           (63,814)
                                     --------
Outstanding at December 31, 1998      407,339    $2.34 - $4.16

  Dividend                             24,762
  Granted                             190,000
  Expired                            (102,103)
                                     --------
Outstanding at December 31, 1999      519,998    $2.22 - $3.96

  Dividend                             27,313
  Granted                              26,000
                                     --------
Outstanding at December 31, 2000      573,311    $2.12 - $3.77
                                     ========
Exercisable at end of year            573,311
                                     ========

Available options for future grant
  1993 Stock Incentive Plan           509,701
                                     ========

On October 16, 2000, the Company adopted the Security National Financial Corporation 2000 Director Stock Option Plan (the "2000 Plan"), which reserved 50,000 shares of Class A Common Stock for issuance thereunder. Effective November 1, 2000, and on each anniversary date thereof during the term of the 2000 Plan, each outside Director who shall first join the Board after the effective date shall be granted an option to purchase 1,000 shares upon the date which such person first becomes an outside Director and an annual grant of an option to purchase 1,000 shares on each anniversary date thereof during the term of the 2000 Plan. The options granted to outside Directors shall vest in their entirety on the first anniversary date of the grant.

The primary purposes of the 2000 Plan are to enhance the Company's ability to attract and retain well-qualified persons for service as directors and to provide incentives to such directors to continue their association with the Company.

The 2000 Plan provides that if the shares of Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of Common Stock as a stock dividend on its outstanding Common Stock, the number of shares of Common Stock deliverable upon the exercise of options shall be increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivisions, combination or stock dividend.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


12)  Deferred Compensation Plans (Continued)

The term of the 2000 Plan will be five years.

Activity of the 2000 Plan is summarized as follows:

                          Number          Option
                         of Shares         Price
                         ---------       ----------
Outstanding at
December 31, 1999               0
  Dividend                    200
  Granted                   4,000
                           -------
Outstanding at
December 31, 2000           4,200            $2.14
                           ======

Exercisable at
  end of year                   0
                           ======
Available options for
  future grant 2000
  Director Plan            48,300
                           ======

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

The National Association of Insurance Commissioners has adopted the Codification of Statutory Accounting Principles ("Codification"). Codification changes current statutory accounting rules in several areas and is effective January 1, 2001. Although the Company has not estimated the potential effect, it does not believe Codificaiton will have a material effect on the financial position, results of operation, or liquidity of the Company. Statutory net income and statutory stockholder's equity for the life subsidiaries as reported to state regulatory authorities, is presented below:

                          Statutory Net Income (Loss)
                                  December 31,
                           2000       1999       1998
                         --------   --------   --------
Security National Life   $796,047   $628,538    346,659
Southern Security Life     80,477    533,233   (486,825)

                           Statutory Stockholders' Equity
                                   December 31,
                            2000         1999           1998
                         --------      --------      --------
Security National Life   $14,309,515   $12,089,618    12,083,747
Southern Security Life     8,405,211     8,976,516     8,627,252

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


13)  Statutory-Basis Financial Information (Continued)

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998

14)  Business Segment Information

                                                          2000


                               Life         Cemetery/                                      Reconciling
                             Insurance      Mortuary         Mortgage        Corporate        Items      Consolidated
                            ------------   ----------      -----------      -----------    ------------  -------------
Revenues:
--------

From external sources:
  Revenue from customers    $12,875,585    $10,351,416     $22,921,585         $    --         $    --     $46,148,586
  Net investment income       8,222,658        716,813       3,196,571              30              --      12,136,072
  Realized gains
    on investments              423,805             --              --              --              --         423,805
  Other revenues                 85,861         23,479         195,480              66              --         146,366

Intersegment revenues:
  Net investment income       2,955,958             --              --         309,658      (3,265,616)             --
  Other revenues                180,941             --              --       3,568,800      (3,749,741)             --
                            -----------    -----------     -----------      ----------     -----------     -----------
                             24,744,808     11,091,708      26,313,636       3,878,554      (7,015,357)     59,013,349
                            -----------    -----------     -----------      ----------     -----------     -----------
Expenses:
Death and other
  policy benefits             5,662,062             --              --              --              --       5,662,062
Increase in future
  policy benefits             7,268,720             --              --              --              --       7,268,720
Amortization of
  deferred policy
  acquisition costs
  and cost of
  insurance acquired          3,188,752             --              --              --              --       3,188,752
Depreciation                    322,514        451,259          61,744          29,904              --         865,421
General, administrative
    and other costs:
  Intersegment                3,717,341         69,072         101,288         166,408      (4,054,109)             --
  Other                       3,878,167     10,304,328      22,796,596       1,677,011              --      38,656,102
Interest expense:
  Intersegment                  309,658        210,984       2,202,700         237,906      (2,961,248)             --
  Other                          39,546        518,845       1,212,456         355,322              --       2,126,169
                            -----------    -----------     -----------      ----------     -----------     -----------
                             24,386,760     11,554,488      26,374,784       2,466,551      (7,015,357)     57,767,226
                            ===========    ===========     ===========      ==========     ===========     ===========
Earnings (losses)
  before income taxes          $358,048      $(462,780)       $(61,148)     $1,412,003       $      --      $1,246,123
                            ===========    ===========     ===========      ==========     ===========     ===========
Identifiable
  assets                   $196,390,736    $35,144,781      $3,495,907      $3,304,235    $(31,148,813)   $207,186,846
                            ===========    ===========     ===========      ==========     ===========     ===========
Expenditures for
  long-lived assets            $260,836       $680,626        $220,856        $556,802       $      --      $1,719,120
                            ===========    ===========     ===========      ==========     ===========     ===========


                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998

14)  Business Segment Information (Continued)

                                                          1999


                                  Life         Cemetery/                                   Reconciling
                                Insurance      Mortuary      Mortgage        Corporate        Items      Consolidated

Revenues:
---------

From external sources:
  Revenue from customers    $13,175,825    $10,178,246     $14,503,388        $    --       $      --     $37,857,459
  Net investment income       8,305,723        733,377       1,558,166         34,036              --      10,631,302
  Realized gains
    on investments              313,013             --              --             --              --         313,013
  Other revenues                812,973         22,856          14,117          5,658              --         855,604

Intersegment revenues:
  Net investment income       2,275,916             --              --        269,904      (2,545,820)             --
  Other revenues                175,409             --              --      3,568,800      (3,744,209)             --
                            -----------    -----------     -----------      ----------     -----------     -----------
                             25,058,859     10,934,479      16,075,671      3,878,398      (6,290,029)     49,657,378
                            -----------    -----------     -----------      ----------     -----------     -----------
Expenses:
Death and other
  policy benefits             6,274,926             --              --             --              --       6,274,926
Increase in future
  policy benefits             5,700,784             --              --             --              --       5,700,784
Amortization of
  deferred policy
  acquisition costs
  and cost of
  insurance acquired          4,857,662             --              --             --              --       4,857,662
Depreciation                    179,461        452,225          44,633            533              --         676,852
General, administrative
    and other costs:
  Intersegment                3,711,809         69,072          85,719        219,684      (4,086,284)             --
  Other                       3,307,063      9,886,187      14,207,923      2,175,798              --      29,576,971
Interest expense:
  Intersegment                  269,904        181,972       1,484,726        267,143      (2,203,745)             --
  Other                           3,236        540,051         201,976        374,139              --       1,119,402
                            -----------    -----------     -----------      ----------     -----------     -----------
                             24,304,845     11,129,507      16,024,977      3,037,297      (6,290,029)     48,206,597
                            -----------    -----------     -----------      ----------     -----------     -----------
Earnings (losses)
  before income taxes          $754,014      $(195,028)        $50,694       $841,101       $      --      $1,450,781
                            ===========    ===========     ===========      ==========     ===========     ===========
Identifiable
  assets                   $196,056,087    $34,013,032     $11,020,380     $2,716,069    $(29,507,131)   $214,298,437
                            ===========    ===========     ===========      ==========     ===========     ===========
Expenditures for
  long-lived assets                $266       $527,658         $90,819        $11,002       $      --        $629,745
                            ===========    ===========     ===========      ==========     ===========     ===========


                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998

14)  Business Segment Information (Continued)

                                                          1998


                                  Life         Cemetery/                                   Reconciling
                                Insurance      Mortuary      Mortgage        Corporate        Items      Consolidated

Revenues:
---------

From external sources:
  Revenue from customers     $5,915,659     $9,225,801     $10,082,330      $      --      $       --     $25,223,790
  Net investment income       5,553,486        682,915       1,206,578         15,764              --       7,458,743
  Realized gains
    on investments               74,121             --              --             --              --          74,121
  Other revenues                 22,078         32,456           6,034          2,381              --          62,949

Intersegment revenues:
  Net investment income       1,360,877             --              --        187,151      (1,548,028)             --
  Other revenues                109,887             --              --        568,800        (678,687)             --
                            -----------    -----------     -----------      ----------     -----------     -----------
                             13,036,108      9,941,172      11,294,942        774,096      (2,226,715)     32,819,603
                            -----------    -----------     -----------      ----------     -----------     -----------
Expenses:
Death and other
  policy benefits             3,578,634             --              --             --              --       3,578,634
Increase in future
  policy benefits             3,353,287             --              --             --              --       3,353,287
Amortization of
  deferred policy
  acquisition costs
  and cost of
  insurance acquired          1,273,394             --              --             --              --       1,273,394
Depreciation                     85,557        455,418          39,125          4,655              --         584,755
General, administrative
    and other costs:
  Intersegment                  536,400         70,656          71,631             --        (678,687)             --
  Other                       3,497,140      8,775,932       9,540,801        190,493              --      22,004,366
Interest expense:
  Intersegment                  187,151        183,908       1,176,969             --      (1,548,028)             --
  Other                          11,587        554,283         176,091        257,162         999,123
                            -----------    -----------     -----------      ----------     -----------     -----------
                            $12,523,150    $10,040,197     $11,004,617       $452,310     $(2,226,715)    $31,793,559
                            -----------    -----------     -----------      ----------     -----------     -----------
Earnings (losses)
  before income taxes          $512,958       $(99,025)       $290,325       $321,786      $       --      $1,026,044
                            ===========    ===========     ===========     ==========    ============    ============
Identifiable
  assets                   $183,340,180    $33,539,827      $9,010,581     $3,070,453    $(15,695,894)   $213,265,147
                            ===========    ===========     ===========     ==========    ============    ============
Expenditures for
  long-lived assets            $761,246     $1,202,056         $76,721      $      --       $      --      $2,040,023
                            ===========    ===========     ===========     ==========    ============    ============

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998



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

Investment Contracts: The fair values for the Company's liabilities under investment- type insurance contracts are estimated based on the contracts' cash surrender values. The carrying amount and fair value as of December 31, 2000 were approximately $88,189,000 and $83,919,000, respectively.

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

16)  Other Comprehensive Income

The following summarizes other comprehensive income:

                                       2000         1999         1998
                                      ------       ------      -------
Unrealized gains (losses)
   on available for-sale
   securities                        $736,803    $(696,162)    $405,047
Less:  reclassification
   adjustment for net realized
   gains in net income               (420,739)     (14,126)     (62,702)
                                    ---------    ---------     --------
Net unrealized gains (losses)         316,064     (710,288)     342,345
Tax expense on net unrealized
   gain (losses)                     (145,004)     294,866      (92,171)
                                    ---------    ---------     --------
Other comprehensive income (loss)    $171,060    $(415,422)    $250,174
                                    =========    =========    =========

                                                           Schedule I

                SECURITY NATIONAL FINANCIAL CORPORATION
                           AND SUBSIDIARIES
                        Summary of Investments
               Other than Investments in Related Parties



As of December 31, 2000:
-----------------------                                       Amount at
                                                               Which
                                                               Shown
                                              Estimated       in the
Type of Investment             Amortized        Fair          Balance
                                 Cost           Value          Sheet
                               ----------     ----------   -------------
Fixed maturity securities
  held to maturity:
Bonds:
  U.S. Treasury securities
    and obligations
    of U.S. Government
    agencies                $12,900,371     $13,078,200    $12,900,371
  Obligations of states
    and political
    subdivisions                183,399         188,325        183,399
  Corporate securities
    including public
    utilities                20,951,532      20,689,306     20,591,532
  Mortgage backed
    securities                5,320,861       5,295,978      5,320,861
Redeemable preferred
    stocks                       28,005          31,458         28,005
                              ---------       ---------       --------
  Total Fixed
    Securities held
    to maturity              39,384,168      39,283,267     39,384,168
                             ----------      ----------     ----------
Securities
  available for sale:
Bonds:
  U.S. Treasury
  securities and
  obligations of U.S.
    Government agencies       3,367,097       3,411,451      3,411,451
  Corporate securities
    including public
    utilities                20,124,932      20,028,631     20,028,631
  Mortgage-backed
    securities                   64,836          64,907         64,907
Nonredeemable
  preferred stock                56,031          76,738         76,738
Common stock:
  Public utilities              315,068         617,311        617,311
  Banks, trusts and
    insurance companies         195,983         489,282        489,282
  Industrial,
    miscellaneous and
    all other                 1,050,280       1,590,747      1,590,747
                            -----------     -----------    -----------
    Total Securities
       available for
       sale                  25,174,227      26,279,067     26,279,067
                            -----------     -----------    -----------
Mortgage loans on
  real estate                17,435,178                     17,435,178
Real estate                   8,564,395                      8,564,395
Policy loans                 11,277,742                     11,277,742
Other investments             1,027,927                      1,027,927
                            -----------                    -----------
  Total investments        $102,863,636                   $103,968,476
                           ============                   ============

                                                   Schedule II

                SECURITY NATIONAL FINANCIAL CORPORATION
                         (Parent Company Only)

                            Balance Sheets


                                             December 31,
                                    2000                     1999
Assets                             -------                  -------
------
Cash                            $   (29,690)             $   (15,639)

Investment in subsidiaries
   (equity method)               40,954,743               41,742,002

Receivables:
   Receivable from
     affiliates                   1,731,480                1,629,966
   Other                             18,008                   18,566
                                -----------              -----------
      Total receivables           1,749,488                1,648,532

Property, plant and
   equipment, at cost,
   net of accumulated
   depreciation of $344,296
   for 2000 and $314,392
   for 1999                         537,433                   10,535

Other assets                         47,004                   72,641
                               ------------              -----------
  Total assets                  $43,258,978              $43,458,071
                                ===========              ===========




See accompanying notes to parent company only financial statements.

                                                  Schedule II Continued)

                         SECURITY NATIONAL FINANCIAL CORPORATION
                                  (Parent Company Only)

                               Balance Sheets (Continued)



                                                        December 31,
                                                   2000            1999
Liabilities:
Bank loans payable:
   Current installments                         $1,035,585        $841,767
   Long-term                                     5,294,808       6,465,741

Notes and contracts payable:
   Current installments                            152,818         152,818
   Long-term                                       151,857         303,713

Advances from affiliated companies               8,603,996       8,290,697

Other liabilities and
   accrued expenses                                513,877         512,041

Income taxes                                       764,676         401,601
                                              ------------    ------------
  Total liabilities                             16,517,617      16,968,378
                                              ------------    ------------
Stockholders' equity:
Common Stock:
   Class A:  $2 par value, authorized
     10,000,000 shares, issued
     5,107,631 shares in 2000 and
     4,863,731 shares in 1999                   10,215,262       9,727,462
   Class C:  $0.20 par value,
     authorized 7,500,000 shares,
     issued 5,827,805 shares in 2000
     and 5,555,350 shares in 1999                1,165,561       1,111,070
                                              ------------    ------------
Total common stock                              11,380,823      10,838,532

Additional paid-in capital                      10,054,714      10,015,942
Accumulated other
   comprehensive income                            836,751         665,691
Retained earnings                                7,831,306       7,516,640
Treasury stock at cost
   (1,233,064 Class A shares and 65,078
   Class C shares in 2000; 966,139
   Class A shares and 61,979 Class C shares
   in 1999, held by affiliated
   companies)                                   (3,362,233)     (2,547,112)
                                              ------------    ------------
Total stockholders' equity                      26,741,361      26,489,693
                                              ------------    ------------
   Total liabilities and
     stockholders' equity                      $43,258,978     $43,458,071
                                              ============     ===========

See accompanying notes to parent company only financial statements.

                         SECURITY NATIONAL FINANCIAL CORPORATION
                                  (Parent Company Only)

                                 Statements of Earnings




                                      Year Ended December 31,
                                2000            1999            1998

Revenue:
   Net investment
     income                         $96        $39,694        $18,145
   Fees from
     affiliates               3,878,458      3,838,704        755,951
                             ----------     ----------      ---------
     Total revenue            3,878,554      3,878,398        774,096
                             ----------     ----------      ---------
Expenses:
   General and
     administrative
     expenses                 1,873,323      2,396,015        195,148
   Interest expense             593,228        641,282        257,162
                             ----------     ----------      ---------
     Total expenses           2,466,551      3,037,297        452,310
                             ----------     ----------      ---------
Earnings (loss)
   before income
   taxes, and
   earnings of
   subsidiaries               1,412,003        841,101        321,786

Income tax expense             (373,075)      (277,810)      (114,346)

Equity in earnings
   (loss) of subsidiaries      (143,199)       412,604        563,789
                             ----------     ----------      ---------
Net earnings                   $895,729       $975,895       $771,229
                             -=========     ==========      =========

























See accompanying notes to parent company only financial statements.

                                Schedule II (Continued)
                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)
                             Statements of Cash Flow


                                                         Year Ended December 31,
                                                    2000           1999          1998
Cash flows from operating activities:

   Net earnings                                 $895,729       $975,895       $771,229
Adjustments to reconcile net earnings
    to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                 29,904            533          4,655
    Undistributed (earnings) losses
      of affiliates                              143,199       (412,604)      (563,789)
    Provision for income taxes                   373,075        277,810        114,346
   Change in assets and liabilities:
    Accounts receivable                              558         57,802        (90,600)
    Other assets                                  25,637        (72,245)          (396)
    Accounts payable and accrued expenses             --             --          4,697
    Other liabilities                              1,836         17,687        263,926
                                              ----------    -----------   ------------
Net cash provided by operating activities      1,469,938        844,878        504,068

Cash flows from investing activities:
   Purchase of short-term investments                 --        (11,045)       (11,737)
   Proceeds from sale of short term
    investments                                       --        305,972             --
   Note receivable from affiliate                     --             --     (1,000,000)
   Purchase of equipment                        (556,802)       (11,002)            --
   Investment in subsidiaries                         --     (6,388,198)    (5,250,000)
                                              ----------    -----------   ------------
Net cash used in investing activities           (556,802)    (6,104,273)    (6,261,737)

Cash flows from financing activities:
   Proceeds from advances from affiliates        303,299      6,388,198        200,000
   Payments of advances to affiliates           (101,514)      (169,023)      (200,000)
   Payments of notes and contracts payable    (1,128,972)    (1,094,150)      (398,353)
   Purchase of treasury stock                         --             --             --
   Sale of treasury stock                             --             --             --
   Proceeds from borrowings on notes and
    contracts payable                                 --             --      6,246,400
                                              ----------    -----------   ------------
Net cash provided (used) by
    financing activities                        (927,187)     5,125,025      5,848,047
                                              ----------    -----------   ------------
Net change in cash                               (14,051)      (134,370)        90,378
Cash at beginning of year                        (15,639)       118,731         28,353
                                              ----------    -----------   ------------
Cash at end of year                             $(29,690)      $(15,639)      $118,731
                                              ==========    ===========   ============

See accompanying notes to parent company only financial statements.

                         SECURITY NATIONAL FINANCIAL CORPORATION
                    Notes to Parent Company Only Financial Statements


1) Bank Loans Payable

   Bank loans payable are summarized as follows:

                                                      December 31,
                                                  2000         1999
$5,046,448 revolving line of credit at
bank prime rate less 1%, (8.5% at
December 31, 2000) interest only to December
2000 thereafter interest and principal,
collateralized by 15,000 shares of Security
National Life Insurance Company stock,
due December 2005                              $4,904,426   $5,610,111

Bank prime rate plus 1/2% (10.0% at
December 31, 2000) note payable in
monthly installments of $36,420 including
principal and interest, collateralized
by 15,000 shares of Security National
Life stock, due December 2004                   1,425,967    1,697,397
                                              -----------  -----------
  Total bank loans                              6,330,393    7,307,508

 Less current installments                      1,035,585      841,767
                                              -----------  -----------
 Bank loans, excluding current
 installments                                  $5,294,808   $6,465,741
                                              ===========   ==========

2)  Notes and Contracts Payable

   Notes and contracts are summarized as follows:

                                                      December 31,
                                                   2000       1999
   10 year notes due April 16, 1999,
    1% over U.S. Treasury 6 month
    bill rate                                      $536       $535

   Due to former stockholders of Civil
    Service Employees Life Insurance Company
    resulting from the acquisition of
    such entity.  7% note payable in
    seven annual principal payments of
    $151,857 due December 2003                  303,714    455,571

   Other                                            425        425
                                              --------    --------
   Total notes and contracts                    304,675    456,531
                                              --------    --------
   Less current installments                    152,818    152,818
                                              ---------   --------
   Notes and contracts, excluding current
    installments                               $151,857   $303,713
                                              =========   ========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                Notes to Parent Company Only Financial Statements


The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

      2001             1,188,403
      2002             1,420,553
      2003             1,366,940
      2004             1,505,600
      2005             1,153,572
      Thereafter          --
                      ----------
      Total           $6,635,068
                      ==========

3)  Advances from Affiliated Companies
                                             December 31,
                                         2000          1999
      Non-interest bearing advances
          from affiliates:
      Cemetery and Mortuary
         subsidiary                  $1,366,930  $1,366,930
      Life Insurance subsidiary       7,227,066   6,923,767
      Mortgage subsidiary                10,000       --
                                     ----------  ----------
                                     $8,603,996  $8,290,697
                                     ==========  ==========

4)  Dividends

No dividends have been paid to the registrant for each of the last three years by any subsidiaries.

                                                                 Schedule IV

                            SECURITY NATIONAL FINANCIAL CORPORATION
                                       AND SUBSIDIARIES

                                          Reinsurance


                                                                    Percentage
                                   Ceded to     Assumed              of Amount
                       Direct        Other    from Other      Net     Assumed
                       Amount      Companies   Companies    Amount    to Net
                     ----------  -----------  ----------   --------  ---------
2000
----
Life Insurance
 in force ($000)     $1,469,502      $253,698    $580,287    $1,796,091 32.3%
                    ===========    ==========    ========   =========== ====
Premiums:
Life Insurance      $12,742,016    $1,151,262    $634,899   $12,225,653 5.19%
Accident and
 Health Insurance       454,656           427       3,018       457,247  .66%
                    -----------    ----------    --------   ----------- ----
   Total premiums   $13,196,672    $1,151,689    $637,917   $12,682,900 5.03%
                    ===========    ==========    ========   =========== ====
1999
----
Life Insurance
 in force ($000)     $1,532,597      $296,936    $581,296    $1,816,957 32.00%
                    ===========    ==========    ========   =========== ====
Premiums:
Life Insurance      $12,870,339    $1,063,696    $722,080   $12,528,723 5.76%
Accident and
 Health Insurance       563,592        34,643       4,565       533,514  .85%
                    -----------    ----------    --------   ----------- ----
   Total premiums   $13,433,931    $1,098,339    $726,645   $13,062,237 5.56%
                    ===========    ==========    ========   =========== ====
1998
----
Life Insurance
 in force ($000)     $1,554,286      $352,777    $569,448    $1,770,957 32.15%
                    ===========    ==========    ========   =========== =====
Premiums:
Life Insurance       $5,544,015      $251,271      $161,562    $5,454,306 2.96%
Accident and
 Health Insurance       371,585        22,924         4,905       353,566 1.39%
                    -----------    ----------      --------   ----------- ----
   Total premiums    $5,915,600      $274,195      $166,467    $5,807,872 2.87%
                    ===========    ==========      ========   =========== ====

                                                                 Schedule V

                              SECURITY NATIONAL FINANCIAL CORPORATION
                                         AND SUBSIDIARIES
                                 Valuation and Qualifying Accounts


                                      Balance       Additions      Deductions,     Balance
                                        at           Charged        Disposals        at
                                     Beginning      to Costs          and          End of
                                     of Year     and Expenses     Write-offs        Year
                                    ---------    ------------    ------------    -----------
For the Year Ended December 31, 2000
------------------------------------

Accumulated depreciation
  on real estate                       $2,722,024     $366,737     $     --    $3,088,761

Accumulated depreciation on
  property, plant and equipment         5,989,643      835,421     (125,923)    6,699,141

Allowance for doubtful accounts         1,467,954      190,930       (2,661)    1,656,223

For the Year Ended December 31, 1999
------------------------------------
Accumulated depreciation
  on real estate                       $2,380,874     $369,557     $(28,407)   $2,722,024

Accumulated depreciation on
  property, plant and equipment         5,312,791      817,869     (141,017)    5,989,643

Allowance for doubtful accounts         1,576,668      150,981     (259,695)    1,467,954

For the Year Ended December 31, 1998
------------------------------------
Accumulated depreciation
  on real estate                       $2,049,346     $332,411        $(883)   $2,380,874
Accumulated depreciation on
  property, plant and equipment         4,728,036      584,755           --     5,312,791

Allowance for doubtful accounts         1,679,090      175,750     (278,172)    1,576,668

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

                                    PART III

Item 10. Directors and Executive Officers

The Company's Board of Directors consist of seven persons, four of whom are not employees of the Company. All the Directors of the Company are also directors of its subsidiaries. There is no family relationship between or among any of the directors, except that Scott M. Quist is the son of George R. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.
                                                        Position(s) with the
Name                   Age      Director Since          Company
-------                ----     --------------          ---------------------
George R. Quist(1)      80       October 1979           Chairman of the Board,
                                                        President and Chief
                                                        Executive Officer

William C. Sargent(2)   72       February 1980          Senior Vice President,
                                                        Secretary and Director

Scott M. Quist(2)       47       May 1986               First Vice President,
                                                        General Counsel,
                                                        Treasurer and
                                                        Director
Charles L.
  Crittenden(1)         81       October 1979           Director

H. Craig Moody(2)       47       September 1995         Director

Norman Wilbur(1)        62       October 1998           Director

Robert G.
  Hunter, M.D.(2)       41       October 1998           Director

(1) These directors were elected by the holders of Class A Common Stock voting as a class by themselves.
(2) These directors were elected by the holders of Class A and Class C Common Stock voting together.

Committees of the Board of Directors include an executive committee, on which Messrs. George Quist, Scott Quist, Sargent and Moody serve; an audit committee, on which Messrs. Crittenden, Moody, and Wilbur serve; and a compensation committee, on which Messrs. Crittenden, Wilbur, and George Quist serve.

The following is a description of the business experience of each of the directors.

George R. Quist has been Chairman of the Board, President and Chief Executive Officer of the Company since October 1979. Mr. Quist is also Chairman of the Board, President and Chief Executive Officer of Southern Security Life Insurance Company and has served in this position since December 1998. From 1960 to 1964, he was Executive Vice President and Treasurer of Pacific Guardian Life Insurance Company. From 1946 to 1960, he was an agent, District Manager and Associate General Agent for various insurance companies. Mr. Quist also served from 1981 to 1982 as the President of The National Association of Life Companies, a trade association of 642 life insurance companies, and from 1982 to 1983 as its Chairman of the Board.

William C. Sargent has been Senior Vice President of the Company since 1980, Secretary since October 1993, and a director since February 1980. Mr. Sargent is also Senior Vice President, Secretary and a director of Southern Security Life Insurance Company and has served in this position since December 1998. Prior to that time, he was employed by Security National as a salesman and agency superintendent.

Scott M. Quist has been General Counsel of the Company since 1982, First Vice President since December 1990, Treasurer since October 1993, and a director since May 1986. Mr. Quist is also First Vice President, General Counsel and Treasurer and a director of Southern Security Life Insurance Company and has served in this position since December 1998. From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas. From 1986 to 1991, he was treasurer and director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies. Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance. Mr. Quist has also served as a regional director of Key Bank of Utah since November 1993. Mr. Quist is currently a director and immediate past president of the National Alliance of Life Companies, a trade association of over 200 life companies.

Charles L. Crittenden has been a director of the Company since October 1979. Mr. Crittenden is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. Mr. Crittenden has been sole stockholder of Crittenden Paint & Glass Company since 1958. He is also an owner of Crittenden Enterprises, a real estate development company and Chairman of the Board of Linco, Inc.

H. Craig Moody has been a director of the Company since September 1995. Mr. Moody is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. Mr. Moody is owner of Moody & Associates, a political consulting and real estate company. He is a former Speaker and House Majority Leader of the House of Representatives of the State of Utah.

Norman Wilbur has been a director of the Company since October 1998. Mr. Wilbur is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. Mr. Wilbur worked for J.C. Penny's regional offices in budget and analysis. His final position was Manager of Planning and Reporting for J.C. Penny's stores. After 36 years with J.C. Penny's he took an option of an early retirement in 1997. Mr. Wilbur is a past board member of a homeless organization in Plano, Texas.

Robert G. Hunter, M.D. has been a director of the Company since October 1998. Dr. Hunter is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. Dr. Hunter is currently a practicing physician in private practice. Dr. Hunter created the State Wide E.N.T. Organization (Rocky Mountain E.N.T., Inc.) where he is currently a member of the Executive Committee. He is Chairman of Surgery at Cottonwood Hospital, a delegate to the Utah Medical Association and a delegate representing Utah to the American Medical Association, and a member of several medical advisory boards.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company (the business biographies set forth above):

     Name             Age                        Title
------------        --------          ------------------------------
George R.
  Quist(1)            80              Chairman of the Board, President
                                      and Chief Executive Officer
William C.
  Sargent             72              Senior Vice President and
                                      Secretary
Scott M.
  Quist(1)            47              First Vice President, General
                                      Counsel and Treasurer
----------------------
(1)George R. Quist is the father of Scott M. Quist.

The Board of Directors of the Company has a written procedure which requires disclosure to the board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof has had any transactions with the Company or its subsidiaries during 2000 or 1999.

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

Item 11.  Executive Officer Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by George R. Quist, the Company's President and Chief Executive Officer, and all other executive officers (collectively, the "Named Executive Officers") at December 31, 2000 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 2000.

                                                                  Summary Compensation Table

                                                                    Annual Compensation       Long-Term Compensation
                                                       Other
                                                      Annual      Restricted  Securities     Long-Term      All Other
Name and                                              Compen-      Stock     Underlying     Incentive        Compen-
Principal Position       Year   Salary($)  Bonus      sation($)(2) Awards($) Options/SARs(#) Payout($)    sation($)(3)

George R. Quist (1)       2000   147,204    20,200     2,400         0         50,000            0         5,281
 Chairman of the Board,   1999   147,204    20,200     2,400         0         50,000            0        20,247
  President and Chief     1998   137,454    20,200     2,400         0         50,000            0        12,084
 Executive Officer

William C. Sargent        2000   147,798    17,325     4,500         0         45,000            0           637
 Senior Vice President,   1999   148,058    17,325     4,500         0         45,000            0        16,879
 Secretary and            1998   130,329    17,325     4,500         0         45,000            0         5,286
 Director

Scott M. Quist (1)        2000   140,400    18,770     7,200         0         35,000            0           637
 First Vice President,    1999   129,400    18,770     7,200         0         35,000            0        15,201
 General Counsel          1998   119,025    18,770     7,200         0         35,000            0         7,257
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

(3) The amounts indicated under "All Other Compensation" consist of (a) amounts contributed by the Company into a trust for the benefit of the Named Executive Officers under the Employee Stock Ownership Plan (for fiscal 2000, such amounts were George R. Quist, $0; William C. Sargent, $0; and
     Scott M. Quist, $0); (b) matching contributions made by the Company pursuant to the 401(k) Retirement Savings Plan in which all matching contributions are invested in the Company's Class A Common Stock (for fiscal 2000, such amounts were George R. Quist, $-0-; William C. Sargent, $-0-; and Scott M. Quist, $-0-; (c) profit sharing contributions made by the Company pursuant to the 401(k) Retirement Savings Plan (for fiscal 2000, such amounts were George R. Quist, $0; William C. Sargent, $0; and Scott M. Quist, $0); (d) insurance premiums paid by the Company with respect to a group life insurance plan for the benefit of the Named
     Executive Officers (for fiscal 2000, $1,911 was paid for all Named Executive Officers as a group, or $637 each for George R. Quist, William C. Sargent and Scott M. Quist); and (e) life insurance premiums paid by the Company for the benefit of the family of George R. Quist ($4,644). The amounts under "All Other Compensation" do not include the no interest loan in the amount of $172,000 that the Company made to George R. Quist on April 29, 1998, to exercise stock options. See "Item 13 Certain Relationships and Related Transactions".

The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the Named Executive Officers during the fiscal year ended December 31, 2000, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 2000.

Aggregated Option/SAR Exercised in Last Fiscal Year and Fiscal Year-End Option/SAR Values:


                                        Number of
                                       Securities
                                       Underlying                       Value of
                                       Unexercised                    Unexercised
                                      Options/SARs                   In-the-Money
                  Shares                     at                       Options/SARs at
                Acquired on                December 31,                 December 31,
                 Exercise     Value           2000(#)                     2000
Name               (#)      Realized Exercisable  Unexercisable  Exerciable      Unexercisable
--------        ----------  -------- -----------  -------------  ----------      -------------

George R
  Quist            0           $0       173,781         0              $0             $0
William C
  Sargent          0           $0       248,850         0         $11,494             $0
Scott M
  Quist            0           $0       132,673         0              $0             $0

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

Director Compensation

Directors of the Company (but not including directors who are employees) are paid a director's fee of $8,400 per year by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. No additional fees are paid by the Company for committee participation or special assignments. However, each director is provided with an annual grant of stock options to purchase 1,000 shares of Class A Common Stock under the 2000 Director Stock Option Plan.

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

All persons who have completed at least one year's service with the Company and satisfy other plan requirements are eligible to participate in the 401(k) plan. All Company matching contributions are invested in the Company's Class A Common Stock. The Company's matching contributions for 2000, 1999, and 1998 were approximately $0, $3,858, and $7,000 respectively. Also, the Company may contribute at the discretion of the Company's Board of Directors an Employer Profit Sharing Contribution to the 401- K plan. The Employer Profit Sharing Contribution shall be divided among three different classes of participants in the plan based upon the participant's title in the Company. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. The Company's contributions to the plan for 2000, 1999 and 1998, were $0, $130,958 and $0, respectively.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the "Ownership Plan") for the benefit of career employees of the Company and its subsidiaries. The following is a description of the Ownership Plan, and is qualified in its entirety by the Ownership Plan, a copy of which is available for inspection at the Company's offices.

Under the Ownership Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the Ownership Plan. Employees become eligible to participate in the Ownership Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,040 hours of service). The Company's contributions under the Ownership Plan are allocated to eligible employees on the same ratio that each eligible employee's compensation bears to total compensation for all eligible employees during each year. To date, the Ownership Plan has approximately 107 participants and had no contributions payable to the Plan in 2000. Benefits under the Ownership Plan vest as follows: 20% after the third year of eligible service by an employee, an additional 20% in the fourth, fifth, sixth and seventh years of eligible service by an employee.

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

2000 Director Stock Option Plan

On October 16, 2000, the Company adopted the 2000 Directors Stock Option Plan (the "Director Plan") effective November 1, 2000. The Director Plan provides for the grant by the Company of options to purchase up to an aggregate of 50,000 shares of Class A Common Stock for issuance thereunder. The Director Plan provides that each member of the Company's Board of Directors who is not an employee or paid consultant of the Company automatically is eligible to receive options to purchase the Company's Class A Common Stock under the Director Plan.

Effective as of November 1, 2000, and on each anniversary date thereof during the term of the Director Plan, each outside director shall automatically receive an option to purchase 1,000 shares of Class A Common Stock. In addition, each new outside director who shall first join the Board after the effective date shall be granted an option to purchase 1,000 shares upon the date which such person first becomes an outside director and an annual grant of an option to purchase 1,000 shares on each anniversary date thereof during the term of the Director Plan. The options granted to outside directors shall vest in their entirety on the first anniversary date of the grant. The primary purposes of the Director Plan are to enhance the Company's ability to attract and retain well-qualified persons for service as directors and to provide incentives to such directors to continue their association with the Company.

In the event of a merger of the Company with or into another company, or a consolidation, acquisition of stock or assets or other change in control transaction involving the Company, each option becomes exercisable in full, unless such option is assumed by the successor corporation. In the event the transaction is not approved by a majority of the "Continuing Directors" (as defined in the Director Plan), each option becomes fully vested and exercisable in full immediately prior to the consummation of such transaction, whether or not assumed by the successor corporation.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth security ownership information of the Company's Class A and Class C Common Stock as of March 20, 2001, (i) for persons who own beneficially more than 5% of the Company's outstanding Class A or Class C Common Stock, (ii) each director of the Company, and (iii) for all executive officers and directors of the Company as a group.


                                                                                                   Class A
                                             Class A                  Class C                    and Class C
                                          Common Stock              Common Stock                Common Stock
                                   Amount                      Amount                       Amount
Name and Address of             Beneficially      Percent   Beneficially      Percent    Beneficially      Percent
Beneficial Owner                    Owned        of Class       Owned        of Class        Owned        of Class
--------------------            ------------     ---------  -------------    ---------   -------------    --------

George R. Quist (1)(2)
4491 Wander Lane
Salt Lake City,
 Utah 84124                      148,710           3.8%         229,560         4.0%         378,270        3.9%

George R. and Shirley C
Quist Family
 Partnership, Ltd.(6)
4491 Wander Lane
Salt Lake City,
 Utah 84124                      343,740           8.9%       2,760,704        47.9%       3,104,444       32.2%

Employee Stock
 Ownership Plan (4)
5300 S. 360 W., Suite 250
Salt Lake City,
 Utah 84123                      553,322          14.3%       1,277,690        22.2%       1,831,012       19.0%

William C. Sargent (1)(2)(3)
4974 Holladay Blvd
Salt Lake City,
 Utah 84117                      117,732           3.0%         168,934        2.9%         286,666        3.0%

Scott M. Quist (3)
7 Wanderwood Way
Sandy, Utah 84092                106,594           2.8%          73,156        1.3%         179,750        1.9%

Charles L. Crittenden
2334 Fillmore Avenue
Ogden, Utah 84401                  1,725             *          197,140        3.4%         198,865        2.1%

Item 12 - Security Ownership of Certain Beneficial Owners and Management

                                                                                                   Class A
                                             Class A                  Class C                    and Class C
                                          Common Stock              Common Stock                Common Stock
                                   Amount                      Amount                       Amount
Name and Address of             Beneficially      Percent   Beneficially      Percent    Beneficially      Percent
Beneficial Owner                    Owned        of Class       Owned        of Class        Owned        of Class
=-------------------            --------------   ---------  -------------    ---------   -------------   ------------

H. Craig Moody
1782 East Faunsdale Dr.
Sandy, Utah 84092                    680             *           -0-             *            680             *

Norman G. Wilbur
2520 Horseman Drive
Plano, Texas 75025                   994             *           -0-             *            994             *

Robert G. Hunter, M.D
2 Ravenwood Lane
Sandy, Utah 84092                  1,837             *           -0-             *          1,837             *

Associated Investors (5)
5300 S. 360 W. Suite 250
Salt Lake City,
 Utah 841    23                   87,375            2.3%        539,372        9.4%        626,747           6.5%

All directors and
 executive officers
 (7 persons)                     722,012           18.6%      3,429,494        59.5%     4,151,506          43.1%

 *   Less than one percent

(1) Does not include 553,322 shares of Class A Common Stock and 1,277,690 shares of Class C Common Stock owned by the Company's Employee Stock Ownership Plan (ESOP), of which George R. Quist, and William C. Sargent are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

(2) Does not include 87,375 shares of Class A Common Stock and 539,372 shares of Class C Common Stock owned by Associated Investors, a Utah general partnership, of which these individuals are the managing partners and, accordingly, exercise shared voting and investment powers with respect to such shares.

(3) Does not include 106,642 shares of Class A Common Stock owned by the Company's 401(k) Retirement Savings Plan, of which William C. Sargent, and Scott M. Quist are members of the Investment Committee and accordingly, exercise shared voting and investment powers with respect to such shares.

(4) The trustees of the Employee Stock Ownership Plan (ESOP) are George R. Quist and William C. Sargent who exercise shared voting and investment powers.

(5) The managing partners of Associated Investors are George R. Quist and William C. Sargent, who exercise shared voting and investment powers.

(6) This stock is owned by the George R. and Shirley C. Quist Family Partnership, Ltd., of which Mr. Quist is the general partner.

The Company's officers and directors, as a group, own beneficially approximately 43.1% of the outstanding shares of the Company's Class A and Class C Common Stock.

Item 13.  Certain Relationships and Related Transactions

The Company has made a loan in the amount of $172,000 to George R. Quist, the Company's President and Chief Executive Officer, without requiring the payment of any interest. The loan was made under a Promissory Note dated April 29, 1998 in order for Mr. Quist to exercise stock options which were granted to him under the 1993 Plan. No installment payments are required under the terms of the note, but the note must be paid in full as of December 31, 2001. Mr. Quist has the right to make prepayments on the note at any time. As of March 31, 2001, the outstanding balance of the note was $109,700. The loan was approved by the Company's directors on March 12, 1999, with Mr. Quist abstaining, at a Special Meeting of the Board of Directors.

The Company's Board of Directors has a written procedure which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof, has engaged in any business transactions with the Company or its subsidiaries during 2000 or 1999 other than as described herein.

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

     10.A.Restated and Amended Employee Stock Ownership Plan and Trust Agreement
          (1)

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

                     SECURITY NATIONAL FINANCIAL CORPORATION


Dated:  April 16, 2001          By: George R. Quist,
                                  Chairman of the Board,
                                  President and Chief
                                  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                 DATE

George R. Quist         Chairman of the       April 16, 2001
                        Board, President
                        and Chief Executive
                        Officer (Principal
                        Executive Officer)

Scott M. Quist          First Vice            April 16, 2001
                        President, General
                        Counsel, Treasurer and
                        Director (Principal
                        Financial and
                        Accounting Officer)

William C. Sargent      Senior Vice           April 16, 2001
                        President, Secretary
                        and Director

Charles L. Crittenden   Director              April 16, 2001

H. Craig Moody          Director              April 16, 2001

Norman G. Wilbur        Director              April 16, 2001

Robert G. Hunter        Director              April 16, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                          Year Ended December 31, 2000

                     SECURITY NATIONAL FINANCIAL CORPORATION
                           Commission File No. 0-9341

                                 E X H I B I T S

                          Exhibit Index



Exhibit No.                  Document Name

10.Q. Promissory Note with George R. Quist

21.   Subsidiaries of the Registrant
P
                          Exhibit 10(Q)

              Promissory Note with George R. Quist

                                      Note

$115,400.00  May 1, 2000

George R. Quist
4491 Wander Lane
Salt Lake City, Utah 84124


     1. Borrower's Promise to Pay. In return for the loan that I have received, I promise to pay the sum of One Hundred Fifteen Thousand Four Hundred Dollars ($115,400.00) (this amount is called the "principal") to the order of the Lender. The Lender is Security National Financial Corporation. I understand that the Lender may transfer this Note. The Lender or anyone who takes this Note by transfer and who is entitled to receive payments under this Note is called the "Note Holder".

     2. Interest. There will be no interest for this loan.

     3. Payments. No monthly payments will be required under this Note. If, on December 31, 2001, I still owe amounts under this Note, I will pay those amounts in full on that date, which is called the "Maturity Date". I will make my payments at 5300 South 360 West, Suite 200, Salt Lake City, Utah 84123, or at a different place if required by the Note Holder. Payments can be made through the United States mails.

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

WITNESS THE HAND OF THE UNDERSIGNED.



/s/  George R. Quist
George R. Quist

                                   EXHIBIT 21

                        Subsidiaries of Security National
                              Financial Corporation
                              as of March 31, 2001

                                   Exhibit 21


Subsidiaries of Security National Financial Corporation (as of March 31, 2001)

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