Form 10-Q
period 2001-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2001-05-21
CIK 318673

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 2001            Commission File Number: 0-9341
--------------------------------            ------------------------------




                     SECURITY NATIONAL FINANCIAL CORPORATION
                            Exact Name of Registrant.




           UTAH                                         87-0345941
       -------------                                 -----------------
(State or other jurisdiction                       IRS Identification Number
of incorporation or organization)



5300 South 360 West, Salt Lake City, Utah                  84123
-----------------------------------------                 ------
(Address of principal executive offices)                (Zip Code)




Registrant's telephone number, including Area Code     (801) 264-1060
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

                              YES  XX         NO
                                  ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class A Common Stock, $2.00 par value                 3,874,566
-------------------------------------       ---------------------------------
         Title of Class                     Number of Shares Outstanding as of
                                                    March 31, 2001


Class C Common Stock, $.20 par value                  5,762,729
------------------------------------       ----------------------------------
         Title of Class                    Number of Shares Outstanding as of
                                                    March 31, 2001

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10Q

                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                                  Page No.
------                                                       --------

         Consolidated Statement of Earnings - Three months
         ended March 31, 2001 and 2000 (unaudited)..............3

         Consolidated Balance Sheet - March 31, 2001 (unaudited)
         and December 31, 2000 .................................4-5

         Consolidated Statement of Cash Flows -
         Three months ended March 31, 2001 and 2000
         (unaudited)............................................6

         Notes to Consolidated Financial Statements.............7-10


Item 2      Management's Discussion and Analysis...............10-13
------

Item 3      Quantitative and Qualitative Disclosure of
            Market Risk........................................13
------

                           PART II - OTHER INFORMATION

            Other Information..................................13-15

            Signature Page.....................................16

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                    Three Months Ended March 31,
Revenues:                                             2001              2000
--------                                             ----               ----
Insurance premiums and
   other considerations                            $3,481,137        $3,393,774
Net investment income                               3,149,358         2,803,749
Net mortuary and cemetery sales                     3,008,129         2,695,021
Realized gains on investments
   and other assets                                     4,097            32,725
Mortgage fee income                                 8,620,708         4,641,211
Other                                                  31,324            52,486
                                                 ------------      ------------
   Total revenues                                  18,294,753        13,618,966

Benefits and expenses:
---------------------
Death benefits                                      1,548,294         1,190,036
Surrenders and other policy benefits                  296,599           594,076
Increase in future policy benefits                  1,251,159         1,347,708
Amortization of deferred policy
   acquisition costs and cost of
   insurance acquired                               1,077,737         1,121,029
General and administrative expenses:
   Commissions                                      6,537,199         3,770,448
   Salaries                                         2,036,660         1,939,850
   Other                                            3,037,154         2,231,696
Interest expense                                      707,553           332,838
Cost of goods and services sold
  of the mortuaries and cemeteries                  1,091,752           846,209
                                                 ------------      ------------
   Total benefits and expenses                     17,584,107        13,373,890

Earnings before income taxes                          710,646           245,076
Income tax expense                                   (190,156)          (59,062)
Minority interest (income)
   loss of subsidiary                                   8,503           (18,808)
                                                 ------------      ------------

      Net earnings                                   $528,993          $167,206
                                                 ============      ============

Net earnings per common share                           $0.12             $0.04
                                                 ============      ============
   Weighted average outstanding
      common shares                                 4,450,839         4,308,119

Net earnings per common
   share-assuming dilution                              $0.12             $0.04
                                                 ============      ============

   Weighted average outstanding
      common shares assuming-dilution               4,451,094         4,308,119

See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                              March 31, 2001       December 31,
                                               (Unaudited)           2000
                                             --------------        -----------
Assets:
Insurance-related investments:
Fixed maturity securities held
   to maturity, at amortized cost                $35,292,741        $39,384,168
Fixed maturity securities available
   for sale, at market                            24,051,839         23,504,989
Equity securities available for sale,
   at market                                       2,622,442          2,774,077
Mortgage loans on real estate                     17,983,278         17,435,178
Real estate, net of accumulated
   depreciation                                    8,493,676          8,564,395
Policy, student and other loans                   11,337,195         11,277,742
Short-term investments                               208,153          1,027,927
                                               -------------      -------------
      Total insurance-related
         investments                              99,989,324        103,968,476
Restricted assets
   of cemeteries and mortuaries                    4,943,491          4,841,819
Cash                                               3,427,260         11,275,030
Receivables:
   Trade contracts                                 6,770,134          5,342,380
   Mortgage loans sold to investors               40,601,271         26,886,162
   Receivable from agents                          2,187,148          2,225,784
   Receivable from officers                          109,700            111,500
   Other                                           3,677,042          3,503,320
                                               -------------      -------------
      Total receivables                           53,345,295         38,069,146
   Allowance for doubtful accounts                (1,689,342)        (1,656,223)
                                               -------------      -------------
   Net receivables                                51,655,953         36,412,923
Policyholder accounts on deposit
   with reinsurer                                  7,401,986          7,434,750
Land and improvements held for sale                8,413,228          8,485,523
Accrued investment income                          1,444,714          1,302,552
Deferred policy acquisition costs                 12,163,923         12,043,527
Property, plant and equipment, net                10,676,491         10,824,700
Cost of insurance acquired                         8,523,224          8,729,264
Excess of cost over net assets
   of acquired subsidiaries                        1,145,206          1,172,599
Other                                                593,379            695,683
                                               -------------      -------------
      Total assets                              $210,378,179       $207,186,846
                                               =============      =============


















See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)


                                               March 31, 2001      December 31,
                                                (Unaudited)          2000
                                              --------------      -----------
Liabilities:
------------
Future life, annuity, and other
   policy benefits                               $139,853,424     $140,000,344
Unearned premium reserve                            1,634,018        1,754,980
Line of credit for financing
 line of mortgage loans                             2,000,000               --
Bank loans payable                                  9,282,453        9,805,118
Notes and contracts payable                         4,179,711        4,240,830
Estimated future costs of
   pre-need sales                                   7,436,387        7,119,544
Accounts payable                                      538,597        1,242,407
Funds held under reinsurance
   treaties                                         1,410,670        1,417,216
Other liabilities and
   accrued expenses                                 5,405,051        4,115,920
Income taxes                                        6,498,571        6,124,512
                                                -------------    -------------
      Total liabilities                           178,238,882      175,820,871

Minority interest                                   4,734,920        4,624,614

Stockholders' Equity:
--------------------
Common stock:
      Class A: $2 par value,
         authorized 10,000,000
         shares, issued 5,107,630
         shares in 2001 and 5,107,631
         shares in 2000                            10,215,260       10,215,262
      Class C: $0.20 par value,
         authorized 7,500,000 shares,
         issued 5,827,805 shares in
         2001 and 2000                              1,165,561        1,165,561
                                                -------------    -------------
Total common stock                                 11,380,821       11,380,823
Additional paid-in capital                         10,054,714       10,054,714
Accumulated other comprehensive
   income, net of deferred taxes                      970,776          836,751
Retained earnings                                   8,360,299        7,831,306
Treasury stock at cost (1,233,064
      Class A shares and 65,078
         Class C shares in 2001
         and 2000 held by affiliated
         companies)                                (3,362,233)      (3,362,233)
                                                -------------    -------------
Total stockholders' equity                         27,404,377       26,741,361
                                                -------------    -------------
   Total liabilities and
      stockholders' equity                       $210,378,179     $207,186,846
                                                =============    =============













See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                  Three Months Ended March 31,
                                              2001                    2000
                                              ----                    ----
Cash flows from operating activities:
      Net cash (used in) provided
         by operating activities          $(11,925,632)             $5,440,144
                                          ------------            ------------

Cash flows from investing activities: Securities held to maturity:
      Purchase - fixed maturity securities    (402,995)            (4,798,597)
      Calls and maturities - fixed
        maturity securities                  4,509,696              1,003,108
   Securities available for sale:
      Purchases - equity securities             --                    (64,650)
      Calls and maturities - fixed
         maturity securities                     6,250              1,052,940
   Purchases of short-term investments      (6,948,226)            (1,280,889)
   Sales of short-term investments           7,768,000              2,039,185
   Purchases of restricted assets             (101,672)              (123,818)
   Mortgage, policy, and other loans made   (1,820,134)            (1,661,439)
   Payments received for mortgage,
     policy, and other loans                 1,215,028              3,064,888
   Purchases of property, plant,
     and equipment                            (106,839)              (190,342)
   Purchases of real estate                    (18,439)              (781,311)
   Disposal of property, plant
      and equipment                              --                    (3,175)
                                          ------------           ------------

         Net cash provided by (used
            in) investing activities          4,100,669            (1,744,100)
                                           ------------          ------------

Cash flows from financing activities:
   Annuity receipts                           1,739,650             2,366,519
   Annuity withdrawals                       (3,178,673)           (3,301,933)
   Repayment of bank loans and
      notes and contracts payable              (583,784)             (176,068)
   Net change in line of credit
      for financing of mortgage loans         2,000,000            (8,587,023)
   Purchase of treasury stock                     --                 (815,121)
                                           ------------          ------------
   Net cash (used in) provided by
      financing activities                      (22,807)          (10,513,626)
                                           ------------          ------------
Net change in cash                           (7,847,770)           (6,817,582)

Cash at beginning of period                  11,275,030            12,422,864
                                           ------------          ------------

Cash at end of period                       $3,427,260             $5,605,282
                                          ============           ============















See accompanying notes to consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

2.   Comprehensive Income

For the three months ended March 31, 2001 and 2000, total comprehensive income amounted to $663,018 and $28,371, respectively.

3.   Capital Stock

In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                              Three Months Ended March 31,
                                          2001                            2000
                                          ----                            ----
  Numerator:
      Net income                       $  528,993                  $   167,206
                                       ==========                  ===========

Denominator:
      Denominator for basic
        earnings per share--
        weighted-average shares         4,450,839                 4,308,119

      Effect of dilutive securities:
        Employee stock options                255                     --
        Stock appreciation rights           --                        --
                                      -----------                ----------

      Dilutive potential
        common shares                         255                     --
                                      -----------                ----------

      Denominator for diluted earnings
        per share-adjusted weighted-
        average shares and assumed
        conversions                      4,451,094                 4,308,119
                                       ===========               ===========

      Basic earnings per share               $0.12                     $0.04
                                             =====                     =====

      Diluted earnings per share             $0.12                     $0.04
                                             =====                     =====

There are no dilutive effects on net income for purpose of this calculation.



            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)



4.  Business Segment

                                       Life         Cemetery/                                                  Reconciling
                                     Insurance      Mortuary       Mortgage       Corporate     Items         Consolidated
                                     ---------      --------       --------       ---------     -----         ------------
For the Three Months Ended
   March 31, 2001
   Revenues from
      external customers            $5,343,741       $3,255,402      $9,695,589          $21  $      --     $18,294,753

 Intersegment revenues               968,754               --              --        966,748   1,935,502)         --

   Segment profit                        6,488          169,840         214,541      319,777          --        710,646

   Identifiable assets             199,538,313       35,847,523       4,845,984    2,350,942  (32,204,583)  210,378,179

For the Three Months Ended
   March 31, 2000
   Revenues from external
      customers                     $5,553,505       $2,877,374      $5,188,066          $21  $     --      $13,618,966

   Intersegment revenues               696,799               --              --      962,426   (1,659,225)          --

   Segment profit                      (23,205)          64,444         (86,344)     290,181        --          245,076

   Identifiable assets             195,084,873       34,647,782       2,884,834    2,851,354  (30,101,588)  205,367,255

                                        8

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)


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

Results of Operations

First Quarter of 2001 Compared to First Quarter of 2000

Total revenues increased by $4,676,000, or 34.3%, to $18,295,000 for the three months ended March 31, 2001, from $13,619,000 for the three months ended March 31, 2000. Contributing to this increase in total revenues was a $3,980,000 increase in mortgage fee income, a $346,000 increase in net investment income, a $313,000 increase in net mortuary and cemetery sales, and a $87,000 increase in insurance premiums and other considerations.

Insurance premiums and other considerations increased by $87,000, or 2.6%, to $3,481,000 for the three months ended March 31, 2001, from $3,394,000 for the comparable period in 2000. This increase was primarily the result of a additional premiums from increased sales of final expense products.

Net investment income increased by $346,000, or 12.3%, to $3,150,000 for the three months ended March 31, 2001, from $2,804,000 for the comparable period in 2000. This increase was primarily attributable to a greater number of loan originations during the three months of 2001 due to lower interest rates and borrowers refinancing their mortgage loans.

Net mortuary and cemetery sales increased by $313,000, or 11.6%, to $3,008,000 for the three months ended March 31, 2001, from $2,695,000 for the comparable period in 2000. This increase was primarily due to additional pre-need cemetery sales.

Mortgage fee income increased by $3,980,000, or 85.7%, to $8,621,000 for the three months ended March 31, 2001, from $4,641,000 for the comparable period in 2000. This increase was primarily attributable to a greater number of loan originations during the three months of 2001 due to lower interest rates and borrowers refinancing their mortgage loans.

Total benefits and expenses were $17,584,000, or 96.1% of total revenues for the three months ended March 31, 2001, as compared to $13,374,000, or 98.2% of total revenues for the comparable period in 2000.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits decreased by an aggregate of $36,000, or 1.1%, to $3,096,000 for the three months ended March 31, 2001, from $3,132,000 for the comparable period in 2000. This decrease was primarily the result of a decrease in interest credited on policyholder account balances.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $43,000, or 3.9%, to $1,078,000 for the three months ended March 31, 2001, from $1,121,000 for the comparable period in 2000. This decrease was in line with actuarial assumptions.

General and administrative expenses increased by $3,669,000, or 46.2%, to $11,611,000 for the three months ended March 31, 2001, from $7,942,000 for the comparable period in 2000. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the three months of 2001 due to lower interest rates and borrowers refinancing their mortgage loans.

Interest expense increased by $375,000, or 112.6%, to $708,000 for the three months ended March 31, 2001, from $333,000 for the comparable period in 2000. This increase was primarily due to additional warehouse lines of credit required for the additional mortgage loan originations by the Company's mortgage subsidiary.

Cost of goods and services sold of the mortuaries and cemeteries increased by $246,000, or 29.0%, to $1,092,000 for the three months ended March 31, 2001, from $846,000 for the comparable period in 2000. This increase was primarily due to additional pre-need cemetery sales.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $59,317,000 as of March 31, 2001, compared to $62,889,000 as of December 31, 2000. This represents 59% and 60% of the total insurance-related investments as of March 31, 2001, and December 31, 2000, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2001, .41% ($407,000) and at December 31, 2000, .68% ($429,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2001, and December 31, 2000, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $40,867,000 as of March 31, 2001, as compared to $40,787,000 as of December 31, 2000. Stockholders' equity as a percent of capitalization increased to 67% as of March 31, 2001, from 66% as of December 31, 2000.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2000 was 15% as compared to a rate of 10% for 1999. The 2001 lapse rate is approximately the same as 2000.

At March 31, 2001, $22,672,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2000.

                                                Part II  Other Information:

Item 1.        Legal Proceedings

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


                                   REGISTRANT
                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: May 21, 2001                         By:    George R. Quist,
                                                   ----------------
                                                   Chairman of the Board,
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)


DATED: May 21, 2001                         By:    Scott M. Quist
                                                   --------------
                                                   First Vice President,
                                                   General Counsel,
                                                   Treasurer and Director
                                                   (Principal Financial
                                                   and Accounting Officer)