Form 10-Q
period 2001-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2001-08-21
CIK 318673

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 2001             Commission File Number: 0-9341
-------------------------------             ------------------------------




                     SECURITY NATIONAL FINANCIAL CORPORATION
                            Exact Name of Registrant.




           UTAH                                      87-0345941
       -------------                             -----------------
(State or other jurisdiction                  IRS Identification Number
of incorporation or organization)



5300 South 360 West, Salt Lake City, Utah                84123
-----------------------------------------                ------
(Address of principal executive offices)               (Zip Code)




Registrant's telephone number, including Area Code     (801) 264-1060
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

                              YES  XX         NO
                                  ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class A Common Stock, $2.00 par value                3,874,566
-------------------------------------     ---------------------------------
         Title of Class                   Number of Shares Outstanding as of
                                                   June 30, 2001


Class C Common Stock, $.20 par value                 5,762,729
------------------------------------     ----------------------------------
         Title of Class                  Number of Shares Outstanding as of
                                                  June 30, 2001

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10Q

                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                                         Page No.
------                                                              --------

       Consolidated  Statement  of Earnings -
       Six and Three months ended June 30, 2001 and
       2000 (unaudited)..............................................3

         Consolidated Balance Sheet - June 30, 2001 (unaudited)
         and December 31, 2000 ......................................4-5

         Consolidated Statement of Cash Flows -
         Six months ended June 30, 2001 and 2000 (unaudited).........6

         Notes to Consolidated Financial Statements..................7-9


Item 2   Management's Discussion and Analysis........................10-13
------

Item 3   Quantitative and Qualitative Disclosure of Market Risk......13
------

                           PART II - OTHER INFORMATION

         Other Information...........................................13-14

         Signature Page..............................................15




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                 Six Months Ended              Three Months Ended
                                                     June 30,                       June 30,
Revenues:                                    2001            2000            2001            2000
--------                                     ----            ----            ----            ----
Insurance premiums and
   other considerations                   $6,583,184      $6,599,889      $3,102,047      $3,206,115
Net investment income                      6,559,980       5,894,207       3,410,622       3,090,458
Net mortuary and cemetery sales            6,370,439       5,186,292       3,362,310       2,491,271
Realized gains on investments
   and other assets                            3,986          31,567            (111)         (1,158)
Mortgage fee income                       17,189,891      11,108,165       8,569,183       6,466,954
Other                                         54,998          66,689          23,674          14,203
                                        ------------    ------------    ------------    ------------
   Total revenues                         36,762,478      28,886,809      18,467,725      15,267,843

Benefits and expenses:
                                                                                        ------------
Death benefits                             2,790,758       2,484,425       1,242,464       1,294,389
Surrenders and other policy benefits         836,554       1,362,206         539,955         768,130
Increase in future policy benefits         2,543,794       2,210,335       1,292,635         862,627
Amortization of deferred policy
   acquisition costs and cost of
   insurance acquired                      1,948,946       2,317,592         871,209       1,196,563
General and administrative expenses:
   Commissions                            13,259,123       8,939,115       6,721,924       5,168,667
   Salaries                                4,240,182       3,933,161       2,203,522       1,993,311
   Other                                   5,968,907       4,637,745       2,931,753       2,406,049
Interest expense                           1,616,682         894,114         909,129         561,276
Cost of goods and services sold
  of the mortuaries and cemeteries         2,253,492       1,660,660       1,171,740         814,451
                                        ------------    ------------    ------------    ------------
   Total benefits and expenses            35,468,438      28,439,353      17,884,331      15,065,463

Earnings before income taxes               1,294,040         447,456         583,394         202,380
Income tax expense                          (354,660)       (110,316)       (164,504)        (51,254)
Minority interest (income)
   loss of subsidiary                         35,186         (30,660)         26,683         (11,852)
                                        ------------    ------------    ------------    ------------

      Net earnings                          $974,566        $306,480        $445,573        $139,274
                                        ============    ============    ============    ============

Net earnings per common share                  $0.22           $0.07           $0.10            0.03
                                        ============    ============    ============    ============
   Weighted average outstanding
      common shares                        4,450,839       4,307,694       4,450,839       4,238,724

Net earnings per common
   share-assuming dilution                     $0.22           $0.07           $0.10           $0.03
                                        ============    ============    ============    ============

   Weighted average outstanding
      common shares assuming-dilution      4,451,094       4,356,876       4,451,048       4,259,794


See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                          June 30, 2001     December 31,
                                           (Unaudited)         2000
                                          --------------    -----------
Assets:
Insurance-related investments:
Fixed maturity securities held
   to maturity, at amortized cost         $31,728,604      $39,384,168
Fixed maturity securities available
   for sale, at market                     22,798,901       23,504,989
Equity securities available for sale,
   at market                                2,795,171        2,774,077
Mortgage loans on real estate              17,757,621       17,435,178
Real estate, net of accumulated
   depreciation                             8,414,590        8,564,395
Policy, student and other loans            11,257,971       11,277,742
Short-term investments                      2,468,829        1,027,927
                                        -------------    -------------
      Total insurance-related
         investments                       97,221,687      103,968,476
Restricted assets
   of cemeteries and mortuaries             5,136,872        4,841,819
Cash                                        6,796,966       11,275,030
Receivables:
   Trade contracts                          6,485,450        5,342,380
   Mortgage loans sold to investors        38,536,362       26,886,162
   Receivable from agents                   2,132,285        2,225,784
   Receivable from officers                   107,600          111,500
   Other                                    4,005,404        3,503,320
                                        -------------    -------------
      Total receivables                    51,267,101       38,069,146
   Allowance for doubtful accounts         (1,666,120)      (1,656,223)
                                        -------------    -------------
   Net receivables                         49,600,981       36,412,923
Policyholder accounts on deposit
   with reinsurer                           7,325,828        7,434,750
Land and improvements held for sale         8,385,195        8,485,523
Accrued investment income                   1,262,840        1,302,552
Deferred policy acquisition costs          12,353,769       12,043,527
Property, plant and equipment, net         10,761,305       10,824,700
Cost of insurance acquired                  8,027,429        8,729,264
Excess of cost over net assets
   of acquired subsidiaries                 1,117,812        1,172,599
Other                                         603,863          695,683
                                        -------------    -------------
      Total assets                       $208,594,547     $207,186,846
                                        =============    =============


















See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)


                                           June 30, 2001      December 31,
                                            (Unaudited)          2000
                                          --------------     -----------
Liabilities:
------------
Future life, annuity, and other
   policy benefits                         $140,357,410     $140,000,344
Unearned premium reserve                      1,749,899        1,754,980
Bank loans payable                            8,865,526        9,805,118
Notes and contracts payable                   3,952,519        4,240,830
Estimated future costs of
   pre-need sales                             7,748,824        7,119,544
Accounts payable                              1,054,486        1,242,407
Funds held under reinsurance
   treaties                                   1,391,740        1,417,216
Other liabilities and
   accrued expenses                           4,783,818        4,115,920
Income taxes                                  6,644,649        6,124,512
                                          -------------    -------------
      Total liabilities                     176,548,871      175,820,871

Minority interest                             4,115,061        4,624,614

Stockholders' Equity:
--------------------
Common stock:
      Class A: $2 par value,
         authorized 10,000,000
         shares, issued 5,107,630
         shares in 2001 and 5,107,631
         shares in 2000                      10,215,260       10,215,262
      Class C: $0.20 par value,
         authorized 7,500,000 shares,
         issued 5,827,805 shares in
         2001 and 2000                        1,165,561        1,165,561
                                          -------------    -------------
Total common stock                           11,380,821       11,380,823
Additional paid-in capital                   10,054,714       10,054,714
Accumulated other comprehensive
   income, net of deferred taxes              1,051,441          836,751
Retained earnings                             8,805,872        7,831,306
Treasury stock at cost (1,233,064
      Class A shares and 65,078
      Class C shares in 2001 and 2000 held
      by affiliated companies)               (3,362,233)      (3,362,233)
                                          -------------    -------------
Total stockholders' equity                   27,930,615       26,741,361
                                          -------------    -------------
   Total liabilities and
      stockholders' equity                 $208,594,547     $207,186,846
                                          =============    =============













See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                  Six Months Ended June 30,
                                              2001                       2000
                                              ----                       ----
Cash flows from operating activities:
      Net cash provided by (used in)
      operating activities                 $(6,249,704)          $2,349,410
                                           ------------         ------------

Cash flows from investing activities:
    Securities held to maturity:
      Purchase - fixed maturity securities     (402,995)          (4,798,597)
      Calls and maturities - fixed
        maturity securities                   8,094,041            2,520,856
   Securities available for sale:
      Purchases - equity securities              --                  (92,563)
      Sales - equity securities                  11,381               71,913
      Calls and maturities - fixed
         maturity securities                  1,064,816            1,214,748
   Purchases of short-term investments      (10,015,902)          (2,917,187)
   Sales of short-term investments            8,575,000            3,699,117
   Purchases of restricted assets              (295,053)            (301,907)
   Mortgage, policy, and other loans made    (2,161,454)          (2,244,580)
   Payments received for mortgage,
     policy, and other loans                  1,851,468            3,523,682
   Purchases of property, plant,
     and equipment                             (431,896)            (446,141)
   Purchases of real estate                     (28,085)            (808,421)
   Disposal of property, plant
      and equipment                                --                   (240)
                                           ------------         ------------

         Net cash provided by
            (used in) investing activities    6,261,321             (579,320)
                                           ------------         ------------

Cash flows from financing activities:
   Annuity receipts                           3,540,035            4,643,939
   Annuity withdrawals                       (6,801,813)          (6,011,888)
   Repayment of bank loans and
      notes and contracts payable            (1,227,903)            (798,185)
   Net change in line of credit
      for financing of mortgage loans            --               (6,387,023)
   Purchase of treasury stock                    --                 (815,121)
                                           ------------         ------------
   Net cash (used in) provided by
      financing activities                   (4,489,681)          (9,368,278)
                                           ------------         ------------
Net change in cash                           (4,478,064)          (7,598,188)

Cash at beginning of period                  11,275,030           12,422,864
                                           ------------         ------------

Cash at end of period                       $ 6,796,966          $ 4,824,676
                                           ============         ============















See accompanying notes to consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

2.   Comprehensive Income

For the six months ended June 30, 2001 and 2000, total comprehensive income amounted to $1,189,256 and $165,373, respectively. For the three months ended June 30, 2001, total comprehensive income amounted to $526,238 and $137,002, respectively.

3.   Capital Stock

In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                                   Six Months Ended June 30,
                                                     2001                2000
                                                     ----                ----
Numerator:
      Net income                                   $974,566        $306,480
                                                 ==========      ==========

Denominator:
      Denominator for basic
        earnings per share--
        weighted-average shares                   4,450,839       4,307,694

      Effect of dilutive securities:
        Employee stock options                          255          49,182
        Stock appreciation rights                        --              --
                                                 ----------      ----------

      Dilutive potential
        common shares                                   255          49,182
                                                 ----------      ----------

      Denominator for diluted earnings
        per share-adjusted weighted-
        average shares and assumed
        conversions                               4,451,094       4,356,876
                                                 ==========      ==========

      Basic earnings per share                        $0.22           $0.07
                                                 ==========      ==========

      Diluted earnings per share                      $0.22           $0.07
                                                 ==========      ==========

There are no dilutive effects on net income for purpose of this calculation.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)



3.  Capital Stock

                                                Three Months Ended June 30,
                                               2001                    2000
                                               ----                    ----
Numerator:
      Net income                              $445,573        $139,274
                                            ==========      ==========

Denominator:
      Denominator for basic
        earnings per share--
        weighted-average shares              4,450,839       4,238,724

      Effect of dilutive securities:
        Employee stock options                     209          21,070
        Stock appreciation rights                   --              --
                                            ----------      ----------

      Dilutive potential
        common shares                              209          21,070
                                            ----------      ----------

      Denominator for diluted earnings
        per share-adjusted weighted-
        average shares and assumed
        conversions                          4,451,048       4,259,794
                                            ==========      ==========

      Basic earnings per share                   $0.10           $0.03
                                            ==========      ==========

      Diluted earnings per share                 $0.10           $0.03
                                            ==========      ==========

There are no dilutive effects on net income for purpose of this calculation.




            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)



4.  Business Segment

                                         Life       Cemetery/                                                    Reconciling
                                       Insurance    Mortuary        Mortgage        Corporate        Items      Consolidated
                                       ---------    --------        --------        ---------        -----      ------------

For the Six Months Ended
   June 30, 2001
   Revenues from
      external customers             $10,330,177    $6,870,769      $19,561,393          $139    $      --          $36,762,478

   Intersegment revenues               1,910,525         --               --        1,981,178      (3,891,703)            --

   Segment profit                       (120,150)      155,876          562,735       695,579              --         1,294,040

   Identifiable assets               196,522,979    36,555,814        4,892,580     2,443,800     (31,820,626)      208,594,547

For the Six Months Ended
   June 30, 2000
   Revenues from external
      customers                      $10,782,158    $5,560,823      $12,543,770           $58     $     --          $28,886,809

   Intersegment revenues               1,501,044         --               --        1,932,619      (3,433,663)            --

   Segment profit                        114,344      (207,107)        (130,988)      671,207           --              447,456

   Identifiable assets               195,450,371    34,629,760        3,287,654     2,863,827     (30,423,881)      205,807,731

For the Three Months Ended
   June 30, 2001
   Revenues from
      external customers              $4,986,436    $3,615,367       $9,865,804          $118     $     --          $18,467,725

   Intersegment revenues                 941,771         --               --        1,014,430      (1,956,201)            --

   Segment profit                       (126,638)      (13,964)         348,194       375,802           --              583,394

For the Three Months Ended
   June 30, 2000
   Revenues from external
      customers                       $5,228,653    $2,683,449       $7,355,704           $37     $     --          $15,267,843

   Intersegment revenues                 804,245         --               --          970,193      (1,774,438)            --

   Segment profit                        137,549      (271,551)         (44,644)      381,026           --              202,380


            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)


Item 2.  Management's Discussion and Analysis

Overview

The Company's operations over the last several years generally reflect six trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies and interest sensitive products; (ii) emphasis on cemetery and mortuary business; and (iii) capitalizing on lower interest rates by originating and refinancing mortgage loans.

Results of Operations

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Total revenues increased by $7,876,000, or 27.3%, to $36,762,000 for the six months ended June 30, 2001, from $28,887,000 for the six months ended June 30, 2000. Contributing to this increase in total revenues was a $6,082,000 increase in mortgage fee income, a $666,000 increase in net investment income, and a $1,184,000 increase in net mortuary and cemetery sales.

Insurance premiums and other considerations decreased by $17,000, or .3%, to $6,583,000 for the six months ended June 30, 2001, from $6,600,000 for the comparable period in 2000. This decrease was primarily due to the adjustment of the amortization rate of unearned premium reserve to the Company's current actuarial assumptions.

Net investment income increased by $666,000, or 11.3%, to $6,560,000 for the six months ended June 30, 2001, from $5,894,000 for the comparable period in 2000. This increase was primarily attributable to additional interest earned as a result of a greater number of loan originations during the six months of 2001.

Net mortuary and cemetery sales increased by $1,184,000, or 22.8%, to $6,370,000 for the six months ended June 30, 2001, from $5,186,000 for the comparable period in 2000. This increase was primarily due to additional pre-need cemetery sales.

Mortgage fee income increased by $6,082,000, or 54.8%, to $17,190,000 for the six months ended June 30, 2001, from $11,108,000 for the comparable period in 2000. This increase was primarily attributable to a greater number of loan originations during the six months of 2001 due to lower interest rates resulting in more borrowers refinancing their mortgage loans.

Total benefits and expenses were $35,468,000, or 96.5%, of total revenues for the six months ended June 30, 2001, as compared to $28,439,000, or 98.5%, of total revenues for the comparable period in 2000.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $114,000, or 1.9%, to $6,171,000 for the six months ended June 30, 2001, from $6,057,000 for the comparable period in 2000. This increase was primarily the result of an increase in death claims.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $369,000, or 15.9%, to $1,949,000 for the six months ended June 30, 2001, from $2,318,000 for the comparable period in 2000. This decrease was in line with actuarial assumptions.

General and administrative expenses increased by $5,958,000, or 34.0%, to $23,468,000 for the six months ended June 30, 2001, from $17,510,000 for the comparable period in 2000. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the six months of 2001.

Interest expense increased by $723,000, or 80.8%, to $1,617,000 for the six months ended June 30, 2001, from $894,000 for the comparable period in 2000. This increase was primarily due to additional warehouse lines of credit required for the additional mortgage loan originations by the Company's mortgage subsidiary.

Cost of goods and services sold of the mortuaries and cemeteries increased by $603,000, or 36.3%, to $2,263,000 for the six months ended June 30, 2001, from
$1,660,000 for the comparable period in 2000. This increase was primarily due to additional pre-need cemetery sales.

Second Quarter of 2001 Compared to Second Quarter of 2000

Total revenues increased by $3,200,000, or 21.0%, to $18,468,000 for the three months ended June 30, 2001, from $15,268,000 for the three months ended June 30, 2000. Contributing to this increase in total revenues was a $2,102,000 increase in mortgage fee income, a $320,000 increase in net investment income and an $871,000 increase in net mortuary and cemetery sales.

Insurance premiums and other considerations decreased by $104,000, or 3.2%, to $3,102,000 for the three months ended June 30, 2001, from $3,206,000 for the comparable period in 2000. This decrease was primarily due to the adjustment of the amortization rate of unearned premium reserve to the Company's current actuarial assumptions.

Net investment income increased by $320,000, or 10.4%, to $3,411,000 for the three months ended June 30, 2001, from $3,091,000 for the comparable period in 2000. This increase was primarily attributable to additional interest earned as a result of a greater number of loan originations during the second quarter of 2001.

Net mortuary and cemetery sales increased by $871,000, or 35.0%, to $3,362,000 for the three months ended June 30, 2001, from $2,491,000 for the comparable period in 2000. This increase is primarily due to additional pre-need cemetery sales.

Mortgage fee income increased by $2,102,000, or 32.5%, to $8,569,000 for the three months ended June 30, 2001, from $6,467,000 for the comparable period in 2000. This increase was primarily attributable to a greater number of loan originations during the second quarter of 2001, due to lower interest rates resulting in more borrowers refinancing their mortgage loans.

Total benefits and expenses were $17,884,000, or 96.8%, of total revenues for the three months ended June 30 2001, as compared to $15,065,000, or 98.7%, of total revenues for the comparable period in 2000.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $150,000, or 5.1%, to $3,075,000 for the three months ended June 30, 2001, from $2,925,000 for the comparable period in 2000. This increase was primarily the result of an increase in interest credited on policyholder account balances.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $325,000 or 27.2, to $871,000, for the three months ended June 30, 2001, from $1,196,000 for the comparable period in 2000. This decrease was in line with actuarial assumptions.

General and administrative expenses increased by $2,289,000 or 23.9%, to $11,857,000 for the three months ended June 30, 2001, from $9,568,000 for the comparable period in 2000. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the second quarter of 2001.

Interest expense increased by $348,000, or 62.0%, to $909,000 for the three months ended June 30, 2001, from $561,000 for the comparable period in 2000. This increase was primarily due to additional warehouse lines of credit required for the additional mortgage loan originations by the Company's mortgage subsidiary.

Cost of mortuaries and cemeteries goods and services sold increased by $357,000, or 43.9%, to $1,172,000 for the three months ended June 30, 2001, from $814,000 for the comparable period in 2000. This increase was primarily due to additional pre-need cemetery sales.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $54,528,000 as of June 30, 2001, compared to $62,889,000 as of December 31, 2000. This represents 56% and 60% of the total insurance-related investments as of June 30, 2001, and December 31, 2000, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2001, .75% ($408,000) and at December 31, 2000, .68% ($429,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2001, and December 31, 2000, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $40,749,000 as of June 30, 2001, as compared to $40,787,000 as of December 31, 2000. Stockholders' equity as a percent of capitalization increased to 69% as of June 30, 2001, from 64% as of December 31, 2000.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2000 was 15% as compared to a rate of 10% for 1999. The 2001 lapse rate is approximately the same as 2000.

At June 30, 2001, $22,794,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2001.

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

               NONE

Item 6.        Exhibits and Reports on Form 8-K

   (a)         Exhibits

     3.  A.     Articles of Restatement of Articles of Incorporation (8)
         B.     Bylaws (1)

     4.  A. Specimen  Class A Stock Certificate (1)
         B. Specimen Class C Stock Certificate  (1)
         C. Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
      10.A. Restated and Amended Employee Stock Ownership Plan and Trust
             Agreement (1)
         B. Deferred Compensation Agreement with George R. Quist (2)
         C. 1993 Stock Option Plan (3)
         D  Promissory  Note with Key Bank of Utah (4)
         E. Loan and Security  Agreement with Key Bank of Utah (4)
         F. General Pledge Agreement with Key Bank of Utah (4)
         G. Note Secured by Purchase Price Deed of Trust and Assignment of Rents with the Carter Family Trust and the Leonard M. Smith Family Trust (5)
         H. Deed of Trust and Assignment of Rents with the Carter
             Family Trust and the Leonard M. Smith Family Trust (5)

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


                                   REGISTRANT
                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: August 20, 2001           By:    George R. Quist,
                                        ----------------
                                        Chairman of the Board,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


DATED: August 20, 2001            By:    Scott M. Quist
                                         --------------
                                         First Vice President, General Counsel,
                                         Treasurer and Director (Principal
                                         Financial and Accounting Officer)