Form 10-Q
period 2001-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2001-11-16
CIK 318673

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2001            Commission File Number: 0-9341
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

                             YES XX       NO
                                ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class A Common Stock, $2.00 par value                   3,874,566
-------------------------------------        ---------------------------------
         Title of Class                      Number of Shares Outstanding as of
                                                     September 30, 2001


Class C Common Stock, $.20 par value                    5,762,729
------------------------------------        ----------------------------------
         Title of Class                     Number of Shares Outstanding as of
                                                    September 30, 2001

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10Q

                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                                    Page No.
------                                                        --------

         Consolidated Statement of Earnings - Nine and
         Three months ended September 30, 2001 and 2000
         (unaudited).............................................3

         Consolidated Balance Sheet - September 30, 2001
         (unaudited)and December 31, 2000 .......................4-5

         Consolidated Statement of Cash Flows -
         Nine months ended September 30, 2001 and 2000
         (unaudited).............................................6

         Notes to Consolidated Financial Statements..............7-9


Item 2      Management's Discussion and Analysis.................10-13
------

Item 3      Quantitative and Qualitative Disclosure of Market
            Risk.................................................13


                           PART II - OTHER INFORMATION

            Other Information....................................14-15

            Signature Page.......................................16




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                               Nine Months Ended            Three Months Ended
                                                 September 30,                  September 30,
Revenues:                                    2001            2000            2001           2000
--------                                     ----            ----            ----           ----
Insurance premiums and
   other considerations                  $10,019,159      $9,921,476      $3,435,975      $3,321,587
Net investment income                      9,600,420       8,946,121       3,040,440       3,051,914
Net mortuary and cemetery sales            9,250,976       7,532,068       2,880,537       2,345,776
Realized gains on investments
   and other assets                          120,006          37,294         116,020           5,727
Mortgage fee income                       26,763,907      17,095,397       9,574,016       5,987,232
Other                                        105,495          85,909          50,497          19,220
                                        ------------    ------------    ------------    ------------
   Total revenues                         55,859,963      43,618,265      19,097,485      14,731,456

Benefits and expenses:
                                                                                        ------------
Death benefits                             3,951,069       3,237,944       1,160,311         753,519
Surrenders and other policy benefits       1,155,853       1,193,033         319,299        (169,173)
Increase in future policy benefits         4,172,498       4,434,555       1,628,704       2,224,220
Amortization of deferred policy
   acquisition costs and cost of
   insurance acquired                      2,920,863       3,560,269         971,917       1,242,677
General and administrative expenses:
   Commissions                            20,487,597      13,607,401       7,228,474       4,668,286
   Salaries                                7,065,512       5,873,284       2,825,330       1,940,123
   Other                                   8,663,668       7,052,318       2,694,761       2,414,573
Interest expense                           2,175,012       1,487,213         558,330         593,099
Cost of goods and services sold
  of the mortuaries and cemeteries         3,162,785       2,403,645         899,293         742,985
                                        ------------    ------------    ------------    ------------
   Total benefits and expenses            53,754,857      42,849,662      18,286,419      14,410,309

Earnings before income taxes               2,105,106         768,603         811,066         321,147
Income tax expense                          (572,559)       (189,467)       (217,899)        (79,151)
Minority interest (income)
   loss of subsidiary                         47,196         (48,026)         12,010         (17,366)
                                        ------------    ------------    ------------    ------------

      Net earnings                        $1,579,743        $531,110        $605,177        $224,630
                                        ============    ------------    ============    ============

Net earnings per common share                  $0.35           $0.12           $0.14           $0.05
                                        ============    ============    ============    ============
   Weighted average outstanding
      common shares                        4,450,839       4,290,775       4,450,839       4,238,724
                                        ============    ============    ============    ============

Net earnings per common
   share-assuming dilution                     $0.35           $0.12           $0.14           $0.05
                                        ============    ============    ============    ============

   Weighted average outstanding
      common shares assuming-dilution      4,451,366       4,328,662       4,451,510       4,299,717
                                        ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                              September 30, 2001   December 31,
                                                  (Unaudited)         2000
                                                --------------     -----------
Assets:
-------
Insurance-related investments:
Fixed maturity securities held
   to maturity, at amortized cost                $28,281,815        $39,384,168
Fixed maturity securities available
   for sale, at market                            23,307,682         23,504,989
Equity securities available for sale,
   at market                                       2,484,807          2,774,077
Mortgage loans on real estate                     15,758,876         17,435,178
Real estate, net of accumulated
   depreciation                                    8,147,910          8,564,395
Policy, student and other loans                   11,293,258         11,277,742
Short-term investments                             5,868,358          1,027,927
                                               -------------      -------------
      Total insurance-related
         investments                              95,142,706        103,968,476
Restricted assets
   of cemeteries and mortuaries                    5,226,724          4,841,819
Cash                                               7,644,473         11,275,030
Receivables:
   Trade contracts                                 6,381,552          5,342,380
   Mortgage loans sold to investors               43,280,514         26,886,162
   Receivable from agents                          2,104,422          2,225,784
   Receivable from officers                          105,200            111,500
   Other                                           1,250,414          3,503,320
                                               -------------      -------------
      Total receivables                           53,122,102         38,069,146
   Allowance for doubtful accounts                (1,689,106)        (1,656,223)
                                               -------------      -------------
   Net receivables                                51,432,996         36,412,923
Policyholder accounts on deposit
   with reinsurer                                  7,254,114          7,434,750
Land and improvements held for sale                8,350,834          8,485,523
Accrued investment income                          1,333,057          1,302,552
Deferred policy acquisition costs                 12,556,615         12,043,527
Property, plant and equipment, net                10,841,091         10,824,700
Cost of insurance acquired                         7,821,388          8,729,264
Excess of cost over net assets
   of acquired subsidiaries                        1,090,418          1,172,599
Other                                                586,627            695,683
                                               -------------      -------------
      Total assets                              $209,281,043       $207,186,846
                                               =============      =============


















See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)


                                        September 30, 2001       December 31,
                                           (Unaudited)              2000
                                         --------------          -----------
Liabilities:
------------
Future life, annuity, and other
   policy benefits                           $140,449,413     $140,000,344
Unearned premium reserve                        1,729,590        1,754,980
Bank loans payable                              8,198,263        9,805,118
Notes and contracts payable                     3,862,274        4,240,830
Estimated future costs of
   pre-need sales                               7,905,901        7,119,544
Payable to endowment care fund                     43,238               --
Accounts payable                                1,052,051        1,242,407
Funds held under reinsurance treaties           1,388,100        1,417,216
Other liabilities and
   accrued expenses                             4,923,489        4,115,920
Income taxes                                    6,990,842        6,124,512
                                            -------------    -------------
      Total liabilities                       176,543,161      175,820,871

Minority interest                               4,178,645        4,624,614

Stockholders' Equity:
--------------------
Common stock:
      Class A: $2 par value,
         authorized 10,000,000
         shares, issued 5,107,630
         shares in 2001 and 5,107,631
         shares in 2000                        10,215,260       10,215,262
      Class C: $0.20 par value,
         authorized 7,500,000 shares,
         issued 5,827,805 shares in
         2001 and 2000                          1,165,561        1,165,561
                                            -------------    -------------
Total common stock                             11,380,821       11,380,823
Additional paid-in capital                     10,054,714       10,054,714
Accumulated other comprehensive
   income, net of deferred taxes                1,074,886          836,751
Retained earnings                               9,411,049        7,831,306
Treasury stock at cost (1,233,064
  Class A shares and 65,078 Class C shares in
      2001 and 2000 held
      by affiliated companies)                 (3,362,233)      (3,362,233)
                                            -------------    -------------
Total stockholders' equity                     28,559,237       26,741,361
                                            -------------    -------------
   Total liabilities and
      stockholders' equity                   $209,281,043     $207,186,846
                                            =============    =============













See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                             Nine Months Ended September 30,
                                                  2001             2000
                                                  ----             ----
Cash flows from operating activities:
      Net cash provided by (used in)
      operating activities                    $(5,594,384)     $5,024,387
                                             ------------    ------------

Cash flows from investing activities:
   Securities held to maturity:
      Purchase - fixed maturity securities       (402,995)     (4,798,597)
      Calls and maturities - fixed
        maturity securities                    11,555,252       4,000,900
   Securities available for sale:
      Purchases - equity securities                --            (120,812)
      Sales - equity securities                    11,382          --
      Calls and maturities - fixed
         maturity securities                    1,064,816       1,321,827
   Purchases of short-term investments        (13,415,431)     (4,988,744)
   Sales of short-term investments              8,575,000       5,385,814
   Purchases of restricted assets                (384,905)       (458,668)
   Mortgage, policy, and other loans made      (2,741,158)     (1,977,673)
   Payments received for mortgage,
     policy, and other loans                    4,606,735       3,991,477
   Purchases of property, plant,
      and equipment                              (776,042)       (698,952)
   Purchases of real estate                       (49,472)       (845,408)
                                             ------------    ------------

         Net cash provided by
            (used in) investing activities       8,043,182         811,164
                                              ------------    ------------

Cash flows from financing activities:
   Annuity receipts                              5,368,875       6,616,212
   Annuity withdrawals                          (9,462,819)    (10,705,423)
   Repayment of bank loans and
      notes and contracts payable               (1,985,411)     (1,674,226)
   Net change in line of credit
      for financing of mortgage loans               --          (8,537,023)
   Purchase of treasury stock                       --            (815,121)
                                              ------------    ------------
   Net cash (used in) provided by
      financing activities                      (6,079,355)    (15,115,581)
                                              ------------    ------------
Net change in cash                              (3,630,557)     (9,280,030)

Cash at beginning of period                     11,275,030      12,422,864
                                              ------------    ------------

Cash at end of period                           $7,644,473      $3,142,834
                                              ============    ============















See accompanying notes to consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K (file number 0-9341).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

2.   Comprehensive Income

For the nine months ended September 30, 2001 and 2000, total comprehensive income amounted to $1,817,878 and $700,326, respectively. For the three months ended September 30, 2001, total comprehensive income amounted to $628,622 and $534,953, respectively.

3.   Capital Stock

In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                              Nine Months Ended September 30,
                                                         2001            2000
                                                         ----            ----
Numerator:
  Net income                                          $1,579,743     $531,110
                                                      ==========   ==========

Denominator:
      Denominator for basic
        earnings per share--
        weighted-average shares                        4,450,839    4,290,775
                                                      ----------   ----------

      Effect of dilutive securities:
        Employee stock options                               527       37,887
        Stock appreciation rights                             --           --
                                                      ----------   ----------

      Dilutive potential
        common shares                                        527       37,887
                                                      ----------   ----------

      Denominator for diluted earnings
        per share-adjusted weighted-
        average shares and assumed
        conversions                                    4,451,366    4,328,662
                                                      ==========   ==========

      Basic earnings per share                             $0.35        $0.12
                                                      ==========   ==========

      Diluted earnings per share                           $0.35        $0.12
                                                      ==========   ==========

There are no dilutive effects on net income for purpose of this calculation.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)



3.  Capital Stock

                                             Three Months Ended September 30,
                                             2001                    2000
                                             ----                    ----
Numerator:
      Net income                          $605,177        $224,630
                                        ==========      ==========

Denominator:
      Denominator for basic
        earnings per share--
        weighted-average shares          4,450,839       4,238,724
                                        ----------      ----------

      Effect of dilutive securities:
        Employee stock options                 671          60,993
        Stock appreciation rights              --              --
                                        ----------      ----------

      Dilutive potential
        common shares                          671          60,993
                                        ----------      ----------

      Denominator for diluted earnings
        per share-adjusted weighted-
        average shares and assumed
        conversions                      4,451,510       4,299,717
                                        ==========      ==========

      Basic earnings per share               $0.14           $0.05
                                        ==========      ==========

      Diluted earnings per share             $0.14           $0.05
                                        ==========      ==========

There are no dilutive effects on net income for purpose of this calculation.



                                 SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                        Notes to Consolidated Financial Statements
                                                    September 30, 2001
                                                        (Unaudited)



4.  Business Segment

                                 Life           Cemetery/                                          Reconciling
                               Insurance        Mortuary          Mortgage        Corporate           Items       Consolidated
                               ---------        --------          --------        ---------           -----       ------------

For the Nine Months Ended
   September 30, 2001
   Revenues from
      external customers .   $  15,462,026    $  10,117,519    $  30,280,254    $         164    $        --      $  55,859,963

   Intersegment revenues .       2,823,155             --               --          2,878,394       (5,701,549)            --

   Segment profit                (101,476)         237,561        1,489,157          479,864             --          2,105,106

   Identifiable assets         196,852,974       36,825,841        5,712,935        3,299,250      (33,409,957)     209,281,043

For the Nine Months Ended
   September 30, 2000
   Revenues from
      external customers        16,126,298        8,097,388       19,394,507               72             --         43,618,265

   Intersegment revenues         2,338,051             --               --          2,905,826       (5,243,877)            --

   Segment profit                  292,744         (373,705)        (134,015)         983,579             --            768,603

   Identifiable assets         194,296,776       34,311,249        3,224,196        2,952,276      (31,241,308)     203,543,189

For the Three Months Ended
   September 30, 2001
   Revenues from
      external customers         5,131,849        3,246,750       10,718,861               25             --         19,097,485

   Intersegment revenues           912,630             --               --            897,216       (1,809,846)            --

   Segment profit                   18,674           81,685          926,422         (215,715)            --            811,066

For the Three Months Ended
   September 30, 2000
   Revenues from
      external customers         5,344,140        2,536,565        6,850,737               14             --         14,731,456

   Intersegment revenues           837,007             --               --            973,207       (1,810,214)            --

   Segment profit                  178,400         (166,598)          (3,027)         312,372             --            321,147





            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)


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

During the nine months ended September 30, 2001, Security National Mortgage Company ("SNMC") experienced increases in revenue and expenses due to the increase in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from origination points paid by the borrowers and service and release premiums received from third party investors who purchase the loans from SNMC. SNMC sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. SNMC originated and sold 5,812 ($836,124,000) and 3,735 ($496,095,000) loans respectively for the nine months ended September 30, 2001 and 2000.

Results of Operations

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Total revenues increased by $12,242,000, or 28.1%, to $55,860,000 for the nine months ended September 30, 2001, from $43,618,000 for the nine months ended September 30, 2000. Contributing to this increase in total revenues was a $9,669,000 increase in mortgage fee income, a $654,000 increase in net investment income, and a $1,719,000 increase in net mortuary and cemetery sales.

Insurance premiums and other considerations increased by $98,000, or 1.0%, to $10,019,000 for the nine months ended September 30, 2001, from $9,921,000 for the comparable period in 2000. This increase was primarily due to additional premiums from increased sales of traditional life products of the Company.

Net investment income increased by $654,000, or 7.3%, to $9,600,000 for the nine months ended September 30, 2001, from $8,946,000 for the comparable period in 2000. This increase was primarily attributable to additional interest earned as a result of a greater number of loan originations during the nine months of 2001.

Net mortuary and cemetery sales increased by $1,719,000, or 22.8%, to $9,251,000 for the nine months ended September 30, 2001, from $7,532,0900 for the comparable period in 2000. This increase was primarily due to additional pre-need cemetery sales.

Realized gains on investments and other assets increased by $83,000, or 221.8%, to $120,000 for the nine months ended September 30, 2001, from $37,000 for the comparable period in 2000. This increase was the result of the condemnation of Company property for highway improvements.

Mortgage fee income increased by $9,669,000, or 56.6%, to $26,764,000 for the nine months ended September 30, 2001, from $17,095,000 for the comparable period in 2000. This increase was primarily attributable to a greater number of loan originations during the nine months of 2001 due to lower interest rates resulting in more borrowers refinancing their mortgage loans.

Total benefits and expenses were $53,755,000, or 96.2%, of total revenues for the nine months ended September 30, 2001, as compared to $42,850,000, or 98.2%, of total revenues for the comparable period in 2000.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $413,000, or 4.7%, to $9,279,000 for the nine months ended September 30, 2001, from $8,866,000 for the comparable period in 2000. This increase was primarily the result of an increase in death claims.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $639,000, or 18.0%, to $2,921,000 for the nine months ended September 30, 2001, from $3,560,000 for the comparable period in 2000. This decrease was primarily due to the adjustment of the amortization rate to the Company's current actuarial assumptions.

General and administrative expenses increased by $9,684,000, or 36.5%, to $36,217,000 for the nine months ended September 30, 2001, from $26,533,000 for the comparable period in 2000. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the nine months of 2001.

Interest expense increased by $688,000, or 46.2%, to $2,175,000 for the nine months ended September 30, 2001, from $1,487,000 for the comparable period in 2000. This increase was primarily due to additional warehouse lines of credit required for the additional mortgage loan originations by the Company's mortgage subsidiary.

Cost of goods and services sold of the mortuaries and cemeteries increased by $759,000, or 31.6%, to $3,163,000 for the nine months ended September 30, 2001, from $2,404,000 for the comparable period in 2000. This increase was primarily due to additional pre- need cemetery sales.

Third Quarter of 2001 Compared to Third Quarter of 2000

Total revenues increased by $4,366,000, or 29.6%, to $19,097,000 for the three months ended September 30, 2001, from $14,731,000 for the three months ended September 30, 2000. Contributing to this increase in total revenues was a $3,587,000 increase in mortgage fee income, a $114,000 increase in insurance premiums and other considerations and a $535,000 increase in net mortuary and cemetery sales.

Insurance premiums and other considerations increased by $114,000, or 3.4%, to $3,436,000 for the three months ended September 30, 2001, from $3,322,000 for the comparable period in 2000. This increase was primarily due to additional premiums from increased sales of traditional life products of the Company.

Net investment income decreased by $12,000, or .4%, to $3,040,000 for the three months ended September 30, 2001, from $3,052,000 for the comparable period in 2000. This decrease was the result of lower interest income earnings due to lower interest rates on short-term and long-term investments.

Net mortuary and cemetery sales increased by $535,000, or 22.8%, to $2,881,000 for the three months ended September 30, 2001, from $2,346,000 for the comparable period in 2000. This increase was primarily due to additional pre-need cemetery sales.

Realized gains on investments and other assets increased by $111,000, or 1,925.8% to $116,000 for the nine months ended September 30, 2001, from $5,000 for the comparable period in 2000. This increase was the result of the condemnation of Company property for highway improvements.

Mortgage fee income increased by $3,587,000, or 59.9%, to $9,574,000 for the three months ended September 30, 2001, from $5,987,000 for the comparable period in 2000. This increase was primarily attributable to a greater number of loan originations during the third quarter of 2001, due to lower interest rates resulting in more borrowers refinancing their mortgage loans.

Total benefits and expenses were $18,286,000, or 95.8%, of total revenues for the three months ended September 30 2001, as compared to $14,410,000, or 97.8%, of total revenues for the comparable period in 2000.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $300,000, or 10.7%, to $3,108,000 for the three months ended September 30, 2001, from $2,808,000 for the comparable period in 2000. This increase was primarily the result of an increase in death claims.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $271,000 or 21.8%, to $972,000, for the three months ended September 30, 2001, from $1,243,000 for the comparable period in 2000. This decrease was in line with actuarial assumptions.

General and administrative expenses increased by $3,726,000 or 41.3%, to $12,749,000 for the three months ended September 30, 2001, from $9,023,000 for the comparable period in 2000. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the third quarter of 2001.

Interest expense decreased by $35,000, or 5.9%, to $558,000 for the three months ended September 30, 2001, from $593,000 for the comparable period in 2000. This decrease was the result of lower interest expense on borrowings due to the decrease in lending rates.

Cost of mortuaries and cemeteries goods and services sold increased by $156,000, or 21.0%, to $899,000 for the three months ended September 30, 2001, from $743,000 for the comparable period in 2000. This increase was primarily due to additional pre-need cemetery sales.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $51,589,000 as of September 30, 2001, compared to $62,859,000 as of

December 31, 2000. This represents 54% and 60% of the total insurance-related investments as of September 30, 2001, and December 31, 2000, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are nine categories used for rating bonds. At September 30, 2001, .79% ($409,000) and at December 31, 2000, .68% ($429,000) of the Company's total investment in bonds were invested in bonds in rating categories three through nine, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2001, and December 31, 2000, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $40,620,000 as of September 30, 2001, as compared to $40,787,000 as of December 31, 2000. Stockholders' equity as a percent of capitalization increased to 70% as of September 30, 2001, from 66% as of December 31, 2000.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2000 was 15% as compared to a rate of 10% for 1999. The 2001 lapse rate is approximately the same as 2000.

At September 30, 2001, $22,846,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2000.

                                                Part II  Other Information:

Item 1.        Legal Proceedings

               An action was brought against the Company in May 2001, by Glenna Brown Thomas individually and as personal representative of the Estate of Lynn W. Brown (Third Judicial Court, Salt Lake County, State of Utah, 010904432). The action asserts that Memorial Estates delivered to Lynn W. Brown three stock certificates representing 2,000 shares in 1970 and 1971. Mr. Brown died in 1972. It is asserted that at the time the 2,000 shares were issued and outstanding, such represented a 2% ownership of
               Memorial Estates. It is alleged Mr. Brown was entitled to preemptive rights and that after the issuance of the stock to Mr. Brown there were further issuances of stock without providing written notice to Mr. Brown or his estate with respect to an opportunity to purchase more stock. It is asserted among the other things that the plaintiff "has the right to a transfer of Brown's shares to Thomas on Defendants' (which includes Security National Financial Corporation as well as Memorial Estates, Inc.) books and to restoration of Brown's proportion of share ownership in Memorial at the time of his death by issuance and delivery to Thomas of sufficient shares of Defendant's publicly traded and unrestricted stock in exchange for the 2,000 shares of Memorial stock and payment of all dividends from the date of Thomas's demand, as required by Article XV of the Articles of Incorporation." Based on present information, the Company intends to vigorously defend the matter, including an assertion that the statute of limitations bars the claims.

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


                                   REGISTRANT
                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: November 16, 2001          By:    George R. Quist,
                                         ----------------
                                         Chairman of the Board,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


DATED: November 16, 2001          By:    Stephen M. Sill
                                         ---------------
                                         Vice President, Controller and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)