Form 10-K/A
period 2001-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2002-02-07
CIK 318673

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

                                                     Name of each exchange
Title of each Class                                   on which registered
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

                       Yes [X]  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2001 was approximately $10,014,000.

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


                                        2000           1999          1998         1997       1996
                                        ----           ----          ----         ----       ----
Life Insurance
Policy/Cert
    Count as of
    December 31                      71,178(1)      75,808(1)      69,895(1)      43,213      42,034
Insurance
    in force
    as of December 31
    (omitted 000)                 2,049,789(1)   2,113,893(1)   2,123,734(1)     648,906     546,213
Premiums
    Collected
    (omitted 000)                    14,959(1)      15,261(1)       5,718          5,732       5,765

    (1)  Includes acquisition of Southern Security Life Insurance Company on
December 17, 1998.

                                                         2

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

The following table summarizes the annuity business for the five years ended December 31, 2000:

                          2000          1999       1998      1997      1996
                          ----          ----       ----      ----      ----
Annuities
Policy/Cert
    Count as of
    December 31          8,443(1)    8,369(1)    7,890(1)    7,434    7,049
Deposits Collected
(omitted 000)            3,039(1)    3,906(1)    2,770       2,521    2,859

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

The following table summarizes the accident and health business for the five years ended December 31, 2000:

                             2000       1999        1998      1997    1996
                             ----       ----        ----      ----    ----
Accident
  and Health
Policy/Cert. Count as of
    December 31            21,454(1)  24,078(1)   27,201(1)  30,250   33,639
Premiums Collected
omitted 000)                 464(1)     549(1)       375        430      493

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

    SSLIC Holding Company

On December 17, 1998, the Company completed the acquisition of SSLIC Holding Company, (formerly Consolidare Enterprises, Inc.), a Florida corporation ("SSLIC Holding") pursuant to the terms of the Acquisition Agreement which the Company entered into on April 17, 1998 with SSLIC Holding and certain shareholders of SSLIC Holding for the purchase of all of the outstanding shares of common stock of SSLIC Holding and all of the outstanding shares of stock of Insuradyne Corp., a Florida Corporation ("Insuradyne"). As of December 31, 2000, SSLIC Holding owns approximately 71.5% of the outstanding shares of common stock of Southern Security Life Insurance Company, a Florida corporation ("Southern Security"). Southern Security is a Florida domiciled insurance company with total assets as of December 31, 2000, of approximately $77.1 million. Southern Security is currently licensed to transact business in 14 states. Southern Security is also a reporting company under Section 13 of the Securities Exchange Act of 1934. Reference is made to Southern Security's annual report on Form 10-K for the year ended December 31, 2000, which was filed with the Securities Exchange Commission on April 12, 2001, Commission File No. 2-35669.

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

                                       10

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

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the fourteen Company owned mortuaries:


 Name of                                               Date      Viewing              Square
 Mortuary             Location                       Acquired    Room(s)   Chapel(s)  Footage
-----------           ---------                      --------    --------  -------   ---------
Memorial Mortuary     5850 South 900 East
                      Salt Lake City, UT               1973         3         1        20,000

Memorial Estates, Inc.:
  Redwood Mortuary    6500 South Redwood Rd.
                      West Jordan, UT                  1973         2         1        10,000

  Mountain View
     Mortuary         3115 East 7800 South
                      Salt Lake City, UT               1973         2         1        16,000
  Lakeview
     Mortuary         1700 East Lakeview Dr.
                      Bountiful, UT                    1973         0         1         5,500

Paradise Chapel
  Funeral Home        3934 East Indian School Road
                      Phoenix, AZ                      1989         2         1         9,800

Deseret Memorial, Inc.:

  Colonial
     Mortuary(2)      2128 South State St.
                      Salt Lake City, UT               1991         1         1        14,500

  Deseret
     Mortuary(2)      36 East 700 South
                      Salt Lake City, UT               1991         2         2        36,300

  Lakehills
     Mortuary         10055 South State St.
                      Sandy, UT                        1991         2         1        18,000

Cottonwood
  Mortuary(2)         4670 South Highland Dr.
                      Salt Lake City, UT               1991         2         1        14,500

Camelback Sunset
  Funeral Home(1)     301 West Camelback Rd.
                      Phoenix, AZ                      1994         2         1        11,000

                                       12



  Name of                                      Date     Viewing               Square
 Mortuary             Location               Acquired   Room(s)    Chapel(s)   Footage
----------           ----------              --------  ---------   ---------  --------
Greer-Wilson:
------------
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

                                       13

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

Period (Calendar Year)                                        Price Range
----------------------                                     -----------------
                                                         High          Low
                                                        ------        -----
         1999
              First Quarter................................3.24        2.38
              Second Quarter...............................2.95        2.49
              Third Quarter................................3.29        2.66
              Fourth Quarter...............................3.52        2.72

         2000
              First Quarter................................4.29        2.74
              Second Quarter...............................3.33        2.56
              Third Quarter................................3.10        2.41
              Fourth Quarter...............................2.86        2.02

         2001
              First Quarter................................2.56        2.00

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

Consolidated Statement of Earnings Data:

                                                       Year Ended December 31,
                            ----------------------------------------------------------------------

                                           2000           1999(3)           1998          1997(1)         1996
                                           ----            ----             ----          ------          ----
Revenue
Premiums                              $ 12,876,000    $ 13,176,000    $  5,916,000    $  6,141,000    $  5,666,000
Net investment income                   12,136,000      10,631,000       7,459,000       7,140,000       7,517,000
Net mortuary and cemetery income         9,417,000      10,178,000       9,226,000       9,231,000       8,138,000
Realized gains on investments              424,000         313,000          74,000         253,000         290,000
Mortgage fee income                     22,922,000      14,503,000      10,082,000       5,662,000       8,237,000
Other                                      305,000         856,000          63,000          48,000          75,000
                                      ------------    ------------    ------------    ------------    ------------
Total revenue                           58,080,000      49,657,000      32,820,000      28,475,000      29,923,000
                                      ------------    ------------    ------------    ------------    ------------

Expenses
Policyholder benefits                   12,931,000      11,976,000       6,932,000       6,669,000       6,341,000
Amortization of deferred
  policy acquisition costs               3,189,000       4,858,000       1,274,000       1,132,000       1,240,000
General and administrative expenses     35,959,000      26,959,000      19,649,000      15,361,000      17,292,000
Interest expense                         2,126,000       1,119,000         999,000         948,000       1,318,000
Cost of goods & services of
  the mortuaries & cemeteries            2,628,000       3,295,000       2,940,000       2,696,000       2,355,000
                                      ------------    ------------    ------------    ------------    ------------
Total benefits & expenses               56,833,000      48,207,000      31,794,000      26,806,000      28,546,000
                                      ------------    ------------    ------------    ------------    ------------
Income before
  income tax expense                     1,247,000       1,450,000       1,026,000       1,669,000       1,377,000
Income tax expense                        (305,000)       (230,000)       (255,000)       (360,000)       (139,000)
Minority interest in (income)
   loss of subsidiary                      (46,000)       (244,000)             --              --              --
                                      ------------    ------------    ------------    ------------    ------------
Net earnings                          $    896,000    $    976,000    $    771,000    $  1,309,000    $  1,238,000
                                      ============    ============    ============    ============    ============

Net earnings per common share(3)      $       0.21    $       0.22    $       0.18    $       0.33    $       0.33
                                      ============    ============    ============    ============    ============
Weighted average outstanding
   common shares                         4,317,779       4,397,000       4,273,000       3,988,000       3,750,000
Net earnings per common
   share-assuming dilution(3)         $       0.21    $       0.22    $       0.18    $       0.32    $       0.32
                                      ============    ============    ============    ============    ============
Weighted average outstanding
   common shares-assuming dilution       4,335,044       4,397,000       4,273,000       4,093,000       3,856,000

Item 6.  Selected Financial Data - The Company and Subsidiaries (Consolidated)
------------------------------------------------------------------------------

Balance Sheet Data:

                                                     Year Ended December 31,
                       --------------------------------------------------------------------------
                                        2000           1999          1998(3)         1997(1)         1996
                                        ----           ----           ----           ------          ----

Assets
Investments and restricted assets   $108,810,000   $113,208,000   $126,332,000   $ 81,039,000   $ 78,638,000
Cash                                  11,275,000     12,423,000      6,671,000      3,408,000      3,301,000
Receivables                           36,413,000     38,074,000     28,309,000     15,224,000     17,070,000
Other assets                          52,249,000     50,593,000     51,953,000     25,781,000     25,701,000
                                    ------------   ------------   ------------   ------------   ------------
Total assets                        $208,747,000   $214,298,000   $213,265,000   $125,452,000   $124,710,000
                                    ============   ============   ============   ============   ============

Liabilities
Policyholder benefits               $141,755,000   $140,368,000    137,466,000   $ 77,890,000   $ 76,962,000
Notes & contracts payable             14,046,000     23,341,000     22,887,000      9,981,000     12,490,000
Cemetery & mortuary liabilities        8,659,000      6,638,000      6,917,000      6,116,000      5,946,000
Other liabilities                     12,921,000     11,415,000     12,536,000      6,070,000      5,844,000
                                    ------------   ------------   ------------   ------------   ------------
Total liabilities                    177,381,000    181,762,000    179,806,000    100,057,000    101,242,000
                                    ------------   ------------   ------------   ------------   ------------

Minority interest                      4,625,000      6,046,000      6,779,000             --             --

Stockholders' equity                  26,741,000     26,490,000     26,680,000     25,395,000     23,468,000
                                    ------------   ------------   ------------   ------------   ------------
Total liabilities and
  stockholders' equity              $208,747,000   $214,298,000   $213,265,000   $125,452,000   $124,710,000
                                    ============   ============   ============   ============   ============


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

     (3) Reflects the acquisition of SSLIC Holding Company and subsidiaries as of December 17, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

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

During the years ending December 31, 2000 and 1999, Security National Mortgage Company (SNMC) experienced increases in revenue and expenses due to the increase in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from origination points paid by the borrowers and service and release premiums received from third party investors who purchase the loans from SNMC. SNMC sales all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. In 1999 SNMC opened new wholesale branches in Sacramento, California and Valencia, California. In 2000 SNMC opened new wholesale branches in Orlando, Florida, Colorado Springs, Colorado and Provo, Utah. SNMC originated and sold 4,845 ($652,000,000) and 3,526 ($453,000,000)loans respectively in 2000 and 1999.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

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


                                                                                        Without
                                                                                         SSLIC                Variance
                                                                         SSLIC Holding   Holding               without
                                                                           Southern     Southern             SSLIC Holding
                                                                           Security     Security           Southern Security
                                                                          Insuradyne   Insuradyne              Insuradyne
REVENUES:                                   1999            1998             1999          1999           Amount       Percent
                                            ----            ----            -----       ------------      ------       -------
Insurance premiums
  and other considerations             $ 13,175,825    $  5,915,659    $  6,901,546    $  6,274,279    $    358,620        6.1%
Net investment income                    10,631,302       7,458,743       2,938,745       7,692,557         233,814        3.1
Net mortuary and cemetery income         10,178,246       9,225,801              --      10,178,246         952,445       10.3
Realized gains on investments
   and other assets                         313,013          74,121              --         313,013         238,892      322.3
Mortgage fee income                      14,503,388      10,082,330              --      14,503,388       4,421,058       43.8
Other                                       855,604          62,949         715,128         140,476          77,527      123.2
                                       ------------    ------------    ------------    ------------    ------------    -------
   Total Revenues                        49,657,378      32,819,603      10,555,419      39,101,959       6,282,356       19.1
                                       ------------    ------------    ------------    ------------    ------------    -------

BENEFITS AND EXPENSES:
Death benefits                            4,780,063       2,432,822       1,917,134       2,862,929         430,107       17.7
Surrenders and other policy benefits      1,494,863       1,145,812          88,208       1,406,655         260,843       22.8
Increase in future policy benefits        5,700,784       3,353,287       2,448,222       3,252,562        (100,725)      (3.0)
Amortization of deferred policy
   acquisition costs and cost of
   insurance acquired                     4,857,662       1,273,394       3,592,217       1,265,445          (7,949)      (0.6)
General and administrative
   expenses:
      Commissions                        11,850,763       7,618,335         364,848      11,485,915       3,867,580       50.8
      Salaries                            7,409,298       5,358,743       1,063,533       6,345,765         987,022       18.4
      Other                               7,698,779       6,671,823         550,282       7,148,497         476,674        7.1

BENEFITS AND EXPENSES:
Interest expense                          1,119,402         999,123         116,977       1,002,425           3,302        0.3
Cost of mortuaries and cemeteries
   goods and services sold                3,294,983       2,940,220              --       3,294,983         354,763       12.1
                                       ------------    ------------    ------------    ------------    ------------    -------
      Total benefits and expenses        48,206,597      31,793,559      10,141,421      38,065,176       6,271,617       19.7
                                       ------------    ------------    ------------    ------------    ------------    -------

Earnings before income taxes              1,450,781       1,026,044         413,998       1,036,783          10,739        1.0

Income tax expense                         (230,516)       (254,815)        (25,803)       (204,713)         50,102       19.7
Minority interest in income
   of subsidiary                           (244,370)             --        (244,370)             --              --       --
                                       ------------    ------------    ------------    ------------    ------------    -------
      Net earnings                     $    975,895    $    771,229    $    143,825    $    832,070    $     60,841        7.9%
                                       ============    ============    ============    ============    ============    =======

Results of Operations

2000 Compared to 1999

Total revenues increased by $8,422,000, or 17.0%, from $49,657,000 for fiscal year 1999 to $58,079,000 for fiscal year 2000. Contributing to this increase in total revenues was a $1,505,000 increase in net investment income, an $8,418,000 increase in mortgage fee income, and a $111,000 increase in realized gains on investments and other assets.

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

Net mortuary and cemetery sales decreased by $761,000 from $10,178,000 in 1999 to $9,417,000 in 2000. This decrease was primarily due to the change in accounting principles for pre-need funeral and cemetery contract revenues. See
Note 1 "Recent Accounting Pronouncements".

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

Total benefits and expenses were $56,833,000 for 2000, which constituted 97.9% of the Company's total revenues, as compared to $48,207,000, or 97.1 of the Company's total revenues for 1999.

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

General and administrative expenses increased by $9,000,000, from $26,959,000 in 1999 to $35,959,000 in 2000. Contributing to this increase was a $6,550,000 increase in commission expenses from $11,851,000 in 1999 to $18,401,000 in 2000. Salaries increased $258,000 from $7,409,000 in 1999 to $7,667,000 in 2000. Other expenses  increased  $2,191,000,  from $7,699,000 in 1999 to $9,890,000 in 2000.
These increases were primarily the result of an increased number of loan originations made by the Company's mortgage subsidiary in 2000.

Interest expense increased by $1,007,000,  from $1,119,000 in 1999 to $2,126,000 in 2000. This increase was primarily due to more loan originations from the Company's mortgage subsidiary being funded by third parties in 2000.

Cost of the mortuary and cemetery goods and services sold decreased by $667,000, from $3,295,000 in 1999 to $2,628,000 in 2000. This decrease was primarily due to the change in accounting principles for pre-need funeral and cemetery contract revenues. See Note 1, "Recent Accounting Pronouncements".

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

Item 8.  Financial Statements and Supplementary Data

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                Page No.

Financial Statements:

    Report of Independent Auditors.................................26

    Consolidated Balance Sheet, December 31,
    2000 and 1999..................................................28

    Consolidated Statement of Earnings,
    Years Ended December 31, 2000, 1999,
    and 1998.......................................................30

    Consolidated Statement of Stockholders'
    Equity, Years Ended December 31, 2000, 1999
    and 1998. .....................................................31

    Consolidated Statement of Cash Flow,
    Years Ended December 31, 2000, 1999 and
    1998    .......................................................32

    Notes to Consolidated Financial
    Statements.....................................................34



Financial Statement Schedules:

  I.  Summary of Investments -- Other than
      Investments in Related Parties...............................63

 II.  Condensed Financial Information of
      Registrant...................................................64

 IV.  Reinsurance..................................................70

  V.  Valuation and Qualifying Accounts............................71


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2000 and 1999 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





TANNER + CO.

Salt Lake City, Utah
March 23, 2001

                         REPORT OF INDEPENDENT AUDITORS















Board of Directors
Security National Financial Corporation

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also include the financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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





ERNST & YOUNG LLP

Salt Lake City, Utah
March 22, 1999

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                                             December 31,
Assets:                                                  2000          1999
-------                                                  ----          ----
Insurance-related investments:
Fixed maturity securities
  held to maturity, at amortized cost (market
  $39,283,266 and $39,453,452 for 2000 and 1999)   $  39,384,168 $  39,629,851
Fixed maturity securities available
  for sale, at market (cost $23,556,864 in 2000
  and 24,957,347 in 1999)                             23,504,989    24,119,190
Equity securities available for sale,
  at market (cost $1,617,363 and $4,350,139
  for 2000 and 1999)                                   2,774,077     5,745,213
Mortgage loans on real estate                         17,435,178    18,926,628
Real estate, net of accumulated
  depreciation of $3,088,761 and $2,722,024
  for 2000 and 1999                                    8,564,395     7,629,952
Policy, student and other loans                       11,277,742    11,607,993
Short-term investments                                 1,027,927     1,290,310
                                                   ------------- -------------
     Total insurance-related investments             103,968,476   108,949,137
Restricted assets of cemeteries and mortuaries         4,841,819     4,258,987
Cash                                                  11,275,030    12,422,864
Receivables:
  Trade contracts                                      5,342,380     4,232,030
 Mortgage loans sold to investors                     26,886,162    29,071,913
  Receivable from agents                               2,225,784     2,272,624
  Receivable from officers                               111,500       118,400
  Other                                                3,503,320     3,847,079
                                                   ------------- -------------
     Total receivables                                38,069,146    39,542,046
  Allowance for doubtful accounts                     (1,656,223)   (1,467,954)
                                                   ------------- -------------
  Net receivables                                     36,412,923    38,074,092
Policyholder accounts on deposit
  with reinsurer                                       7,434,750     7,806,866
Land and improvements held for sale                    8,485,523     8,522,687
Accrued investment income                              1,302,552     1,493,013
Deferred policy acquisition costs
  and pre-need deferred charges                       13,603,182    10,630,086
Property, plant and equipment, net                    10,824,700    10,566,508
Cost of insurance acquired                             8,729,264     9,597,306
Excess of cost over net assets
  of acquired subsidiaries                             1,172,599     1,305,333
Other                                                    695,683       671,558
                                                   ------------- -------------
     Total assets                                  $ 208,746,501 $ 214,298,437
                                                   ============= =============



See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                                                            December 31,
                                                            ------------
                                                       2000            1999
                                                       ----            ----

Liabilities:
------------
Future life, annuity, and other
  policy benefits                               $ 140,000,344    $ 138,501,316
Unearned premium reserve                            1,754,980        1,866,523
Line of credit for financing
   of mortgage loans                                  --             8,687,023
Bank loans payable                                  9,805,118       10,768,098
Notes and contracts payable                         4,240,830        3,885,684
Deferred pre-need cemetery and funeral
  contracts revenues and estimated
  future cost of pre-need sales                     8,679,199        6,817,685
Accounts payable                                    1,242,407          804,133
Funds held under reinsurance treaties               1,417,216        1,475,512
Other liabilities and accrued expenses              4,115,920        3,219,166
Income taxes                                        6,124,512        5,736,860
                                                -------------    -------------
     Total liabilities                            177,380,526      181,762,000

Commitments and contingencies                         --               --

Minority interest                                   4,624,614        6,046,744

Stockholders' Equity:
--------------------
Common stock:
     Class A: $2 par value, authorized
         10,000,000 shares, issued 5,107,631
         shares in 2000 and 4,863,731 shares
         in 1999                                   10,215,262        9,727,462
     Class C: $0.20 par value, authorized
         7,500,000 shares, issued 5,827,805
         shares in 2000 and 5,555,350 shares
         in 1999                                    1,165,561        1,111,070
                                                -------------    -------------
Total common stock                                 11,380,823       10,838,532
Additional paid-in capital                         10,054,714       10,015,942
Accumulated other comprehensive income, net of
  deferred taxes (benefit)  of $66,043 and
  and $(71,899) for 2000 and 1999                     836,751          665,691
Retained earnings                                   7,831,306        7,516,640
Treasury stock at cost (1,233,064 Class
     A shares and 65,078 Class C shares in 2000;
     966,139 Class A shares and
     61,979 Class C shares in 1999, held
     by affiliated companies)                       (3,362,233)      (2,547,112)
                                                 -------------    -------------
Total stockholders' equity                          26,741,361       26,489,693
                                                 -------------    -------------
  Total liabilities and stockholders' equity     $ 208,746,501    $ 214,298,437
                                                 =============    =============

See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statement of Earnings


                                                                 Year Ended December 31,
                                                        2000             1999           1998
                                                        ----             ----           ----
Revenues:
--------
Insurance premiums and other considerations         $ 12,875,585    $ 13,175,825    $  5,915,659
Net investment income                                 12,136,072      10,631,302       7,458,743
Net mortuary and cemetery sales                        9,416,927      10,178,246       9,225,801
Realized gains on investments and other assets           423,805         313,013          74,121
Mortgage fee income                                   22,921,585      14,503,388      10,082,330
Other                                                    304,886         855,604          62,949
                                                    ------------    ------------    ------------
  Total revenue                                       58,078,860      49,657,378      32,819,603

Benefits and expenses:
------------
Death benefits                                         3,959,811       4,780,063       2,432,822
Surrenders and other policy benefits                   1,702,251       1,494,863       1,145,812
Increase in future policy benefits                     7,268,720       5,700,784       3,353,287
Amortization of deferred policy acquisition costs
  and cost of insurance acquired                       3,188,752       4,857,662       1,273,394
General and administrative expenses:
  Commissions                                         18,401,314      11,850,763       7,618,335
  Salaries                                             7,667,263       7,409,298       5,358,743
  Other                                                9,890,197       7,698,779       6,671,823
Interest expense                                       2,126,169       1,119,402         999,123
Cost of goods and services sold
  of the mortuaries and cemeteries                     2,628,260       3,294,983       2,940,220
                                                    ------------    ------------    ------------

  Total benefits and expenses                         56,832,737      48,206,597      31,793,559
                                                    ------------    ------------    ------------

Earnings before income taxes                           1,246,123       1,450,781       1,026,044
Income tax expense                                      (304,640)       (230,516)       (254,815)
Minority income                                          (45,754)       (244,370)             --
                                                    ------------    ------------    ------------
  Net earnings                                      $    895,729    $    975,895    $    771,229
                                                    ============    ============    ============

Net earnings per common share                       $       0.21    $       0.22    $       0.18
                                                    ============    ============    ============

  Weighted average outstanding common shares           4,317,779       4,397,141       4,272,516

Net earnings per common share-
  assuming dilution                                 $       0.21    $       0.22    $       0.18
                                                    ============    ============    ============

  Weighted average outstanding
    common shares assuming-dilution                    4,335,044       4,397,141       4,272,516

See accompanying notes to consolidated financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity

                                                                           Accumulated
                                                             Additional       Other
                                     Class          Class      Paid-in     Comprehensive   Retained     Treasury
                                      A              C         Capital        Income       Earnings       Stock           Total
                                  --------        -------     ---------       ------       --------       -----           -----
Balance at
  December 31, 1997              $8,653,176    $1,040,162   $ 9,133,454    $  830,939     $7,533,259     $(1,796,060)  $25,394,930

Comprehensive income:
  Net earnings                                                                               771,229                       771,229
Unrealized gain on securities                                                 250,174                                      250,174
                                                                                                                        ----------
Total comprehensive income                                                                                               1,021,403
                                                                                                                        ----------
Stock dividends                      439,784        51,875      338,046                     (829,705)                        --
Conversion Class C
  to Class A                           2,672        (2,672)                                                                  --
Stock issued                         139,028           (46)     124,944                                                    263,926
                                  ----------    ----------  -----------    ----------    -----------     ------------  -----------

Balance at
  December 31, 1998                9,234,660     1,089,319    9,596,444     1,081,113      7,474,783      (1,796,060)   26,680,259

Comprehensive income:
  Net earnings                                                                               975,895                       975,895
  Unrealized gain on securities                                              (415,422)                                    (415,422)
                                                                                                                       -----------
Total comprehensive income                                                                                                 560,473
                                                                                                                       -----------
Stock dividends                       463,344        52,910     419,456                     (935,710)                       --
Conversion Class C
  to Class A                           31,160       (31,159)         (1)                                                    --
Stock issued (canceled)                (1,702)                       43                        1,672                            13
Purchase of treasury stock                                                                                 (751,052)      (751,052)
                                  -----------   -----------  -----------  ----------    ------------    -----------    -----------

Balance at
  December 31, 1999                 9,727,462     1,111,070   10,015,942     665,691       7,516,640    (2,547,112)     26,489,693

Comprehensive income:
  Net earnings                                                                               895,729                       895,729
  Unrealized gain on securities                                              171,060                                       171,060
                                                                                                                       -----------
Total comprehensive income                                                                                               1,066,789
                                                                                                                       -----------
Stock dividends                        486,786        55,503                  38,774        (581,063)                        --
Conversion Class C
  to Class A                             1,014        (1,012)                     (2)                                        --
Purchase of treasury stock                                                                                 (815,121)      (815,121)
                                    ----------    ----------   ----------  ---------      ----------     ----------    -----------

Balance at
  December 31, 2000                $10,215,262    $1,165,561  $10,054,714   $836,751      $7,831,306    $(3,362,233)   $26,741,361
                                   ===========    ==========  ===========   ========      ==========    ===========    ===========



See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       Consolidated Statement of Cash Flow


                                                               Years Ended December 31,
                                                          2000           1999           1998
                                                          ----           ----           ----
Cash flows from operating activities:
     Net earnings                                  $    895,729    $    975,895    $    771,229
     Adjustments to reconcile net earnings
       to net cash provided by
            operating activities:
          Realized gains on investments
            and other assets                           (423,805)       (313,013)        (74,121)
          Depreciation                                1,202,158       1,187,426         917,166
          Provision for losses on accounts
            and loans receivable                        219,269         150,981         175,750
          Amortization of goodwill, premiums,
            and discounts                               214,355         263,572          90,622
          Provision for deferred income taxes          (182,291)        228,464         339,763
          Policy and pre-need acquisition
            costs deferred                           (5,365,417)     (3,886,279)     (1,310,170)
          Policy acquisition costs amortized          2,320,710       3,992,522         976,482
          Cost of insurance acquired amortized          868,042         865,140         296,912
     Change in assets and liabilities net of
       effects from purchases and disposals of
          subsidiaries:
          Land and improvements held for sale            37,164        (116,962)         61,161
          Future life and other benefits              7,023,493       5,012,923       3,349,196
          Receivables for mortgage loans sold         2,185,751      (7,890,885)     (5,841,576)
          Other operating assets and liabilities      1,471,135        (959,832)        836,210
                                                   ------------    ------------    ------------
              Net cash provided by (used in)
                operating activities                 10,466,293        (490,048)        588,624
Cash flows from investing activities:
     Securities held to maturity:
          Purchase - fixed maturity securities       (4,801,309)     (1,207,177)       (524,562)
          Calls and maturities - fixed
            maturity securities                       5,137,323       6,658,968      10,482,673
     Securities available for sale:
          Purchases - equity securities                (418,365)       (507,404)        (22,183)
          Sales - equity securities                   4,797,396       2,906,278         114,608
     Purchases of short-term investments             (7,523,432)     (9,131,204)    (11,453,095)
     Sales of short-term investments                  7,785,815      19,384,434      11,102,460
     Purchases of restricted assets                    (604,345)       (119,479)        (15,820)
     Mortgage, policy, and other loans made          (3,016,125)    (10,891,562)     (6,974,351)
     Payments received for mortgage,
       policy, and other loans                        4,782,778       4,770,423       2,811,841
     Purchases of property, plant, and equipment     (1,719,120)       (767,383)     (2,040,023)
     Disposal of property and equipment                 625,507         190,000              --
     Purchases of real estate                        (1,329,347)       (421,230)       (755,581)
     Sale of real estate                                     --         334,500              --
     Purchases of subsidiaries
       net of cash acquired                                  --              --     (11,764,823)
                                                   ------------    ------------    ------------
              Net cash (used in) provided by
                investing activities                  3,716,776      11,199,164      (9,038,856)

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statement of Cash Flow (Continued)


                                                         Year Ended December 31,
                                                  2000           1999            1998
                                                  ----           ----            ----

Cash flows from financing activities:
     Annuity receipts                          8,714,642      10,522,726       2,770,045
     Annuity withdrawals                     (13,935,567)    (15,183,240)     (3,962,579)
     Repayment of bank loans and
          notes and contracts payable         (1,652,036)     (1,545,957)       (918,065)
     Proceeds from borrowings on bank
          loans and notes and contracts
             payable                           1,044,202         890,500       6,246,400
     Purchase of treasury stock                 (815,121)       (751,052)             --
     Net change in line of credit
          for financing of mortgage loans     (8,687,023)      1,109,775       7,577,248
                                            ------------    ------------    ------------
     Net cash (used in) provided by
          financing activities               (15,330,903)     (4,957,248)     11,713,049
                                            ------------    ------------    ------------
Net change in cash                            (1,147,834)      5,751,868       3,262,817

Cash at beginning of year                     12,422,864       6,670,996       3,408,179
                                            ------------    ------------    ------------

Cash at end of year                         $ 11,275,030    $ 12,422,864    $  6,670,996
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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


1)  Significant Accounting Principles (Continued)
    --------------------------------------------

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


1)       Significant Accounting Principles (Continued)
         ---------------------------------

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


1)    Significant Accounting Principles (Continued)
      ---------------------------------

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


1)  Significant Accounting Principles (Continued)
    ---------------------------------

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

Cemetery and Mortuary Operations

Pre-need sales of funeral services and caskets - revenue and costs associated with the sales of pre-need funeral services and caskets are deferred until the services are performed.

Pre-need sales of cemetery interment rights (cemetery burial property) - revenue and costs associated with the sales of pre-need cemetery interment rights are recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, "Accounting for the Sales of Real Estate" (FAS No. 66). Under FAS 66, recognition of revenue and associated costs from constructed cemetery property must be deferred until a minimum percentage of the sales price has been collected. Revenues related to the pre-need sale of unconstructed cemetery property will be deferred until such property is constructed and meets the criteria of FAS No. 66 described above.

Pre-need sales of cemetery merchandise (primarily markers and vaults) - revenue and costs associated with the sales of pre-need cemetery merchandise are deferred until the merchandise is delivered.

Pre-need  sales  of  cemetery  services  (primarily   merchandise  delivery  and
installation fees and burial opening and closing fees) - revenue and costs associated with the sales of pre-need cemetery services are deferred until the services are performed.

Prearranged funeral and pre-need cemetery customer obtaining costs - costs incurred related to obtaining new pre-need cemetery and prearranged funeral business are accounted for under the guidance of the provisions of Statement of Financial Accounting Standards No. 60 "Accounting and Reporting by Insurance Enterprises" (FAS No. 60). Obtaining costs, which include only costs that vary with and are primarily related to the acquisition of new pre- need cemetery and prearranged funeral business, are deferred.

Cemetery merchandise and services trust investment earnings - investment earnings generated by assets included in merchandise and services trusts are deferred until the associated merchandise is delivered or services performed.

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

All loans are sold to third party investors and the Company does not retain servicing rights. The amounts sold to investors are shown on the balance sheet as Mortgage loans sold to investors and are shown on the basis of the amount due from the each investor. Any impairment to sold loans or possible loan losses are included in the provision for doubtful accounts. At December 31, 2000 and 1999 there was not any provision for doubtful loan losses needed.

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


1)  Significant Accounting Principles (Continued)
    ---------------------------------

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

Recent Accounting Pronouncement

Interpretation No. 44

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 had no effect on the Company's financial position or results of operations.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


1)  Significant Accounting Principles (Continued)
    ---------------------------------

SAB 101

The Company has adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) which changes the Company's accounting policies regarding the manner in which the Company records pre-need sales activities. The implementation of SAB No. 101 did not have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

The change in the Company's accounting policies resulting from implementation of SAB No. 101 has been treated as a change in accounting principle effective as of January 1, 2000. The cumulative effect of the accounting change through December 31, 1999 was negligible. The following table shows the unaudited proforma effects of retroactive application using the newly adopted accounting policies compared to historical results for the years ended December 31, 1999 and 1998. There were no changes in net earnings or net earnings per common share for those periods since the Company's previous accounting practice did not recognize any significant profits on pre-need sales. The Company's previous accounting practice recorded pre-need sales as revenue but also recorded approximately an equal amount for the sum of the future merchandise cost and sales expense. Implementing SAB 101 changed this practice to defer these pre-need sales and costs to when the merchandise is delivered or the services are performed.

                            1999                            1998
                   Proforma       Historical       Proforma       Historical

  Revenues        $48,631,818     $49,657,378    $31,938,532      $32,819,603

Total benefits
  and expenses     47,181,037      48,206,597     30,912,488       31,793,559


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




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998

2)  Investments

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale are summarized as follows:

                                                               Gross       Gross       Estimated
                                            Amortized      Unrealized   Unrealized       Fair
                                                Cost          Gains       Losses         Value
                                              --------      ---------    ----------    ---------
December 31, 2000: Fixed maturity securities
   held to maturity:
   Bonds:
     U.S. Treasury securities
     and obligations of U.S.
     Government agencies                   $12,900,371   $   182,637   $    (4,809)   $13,078,199

     Obligations of states and
     political subdivisions                    183,399        12,829        (7,903)       188,325

     Corporate securities
     including public utilities             20,951,532       322,660      (584,886)    20,689,306

     Mortgage-backed securities              5,320,861        30,737       (55,620)     5,295,978

   Redeemable preferred stock                   28,005        10,500        (7,047)        31,458
                                           -----------   -----------   -----------    -----------

           Total fixed maturity
           securities held to maturity     $39,384,168   $   559,363   $  (660,265)   $39,283,266
                                           ===========   ===========   ===========    ===========

Securities available for sale:
   Bonds
     U.S. Treasury securities
     and obligations of U.S.
     Government agencies                   $ 3,367,096   $    45,003   $      (648)   $ 3,411,451

     Corporate securities
           including public utilities       20,124,932        91,913      (188,214)    20,028,631

     Mortgage-backed securities                 64,836            71            --         64,907

   Nonredeemable preferred stock                56,031        29,750        (9,044)        76,737

   Common stock                              1,561,332     1,596,254      (460,246)     2,697,340
                                           -----------   -----------   -----------    -----------

           Total securities
           available for sale              $25,174,227   $ 1,762,991   $  (658,152)   $26,279,066
                                           ===========   ===========   ===========    ===========

   Restricted equity securities (note 7)   $   172,391   $   215,410   $    (3,019)   $   384,782
                                           ===========   ===========   ===========    ===========




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998

                                                      Gross           Gross      Estimated
                                      Amortized     Unrealized      Unrealized      Fair
                                        Cost           Gains          Losses       Value
                                      --------       ---------      ----------    ---------
December 31, 1999: Fixed
   maturity securities
   held to maturity:
   Bonds:
     U.S. Treasury securities
     and obligations of U.S.
     Government agencies             $12,822,025   $    90,415   $  (225,797)   $12,686,643

     Obligations of states and
     political subdivisions              176,499         6,345       (15,728)       167,116

     Corporate securities
     including public utilities       20,594,306       594,303      (428,752)    20,759,857

     Mortgage-backed securities        6,009,010        14,095      (223,291)     5,799,814

   Redeemable preferred stock             28,011        19,011        (7,000)        40,022
                                     -----------   -----------   -----------    -----------

        Total fixed maturity
        securities held to
        maturity                     $39,629,851   $   724,169   $  (900,568)   $39,453,452
                                     ===========   ===========   ===========    ===========

Securities available
for sale:
   Bonds
     U.S. Treasury securities
     and obligations of U.S.
     Government agencies             $ 4,596,294   $     4,599   $   (21,561)   $ 4,579,332

     Corporate securities
        including public utilities    20,270,712            --      (820,966)    19,449,746

     Mortgage-backed securities           90,341            --          (229)        90,112

   Nonredeemable preferred stock          70,431        43,163        (7,144)       106,450

   Common stock                        4,279,708     2,248,436      (889,381)     5,638,763
                                     -----------   -----------   -----------    -----------

        Total securities
        available for sale           $29,307,486   $ 2,296,198   $(1,739,281)   $29,864,403
                                     ===========   ===========   ===========    ===========

   Restricted equity
     securities (note 7)             $   172,391   $   234,872   $      (968)   $   406,295
                                     ===========   ===========   ===========    ===========

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

                                                             Estimated
                                            Amortized           Fair
Held to Maturity:                             Cost              Value
                                           ----------         ---------

Due in 2001                               $ 8,276,712        $ 8,298,094
Due in 2002 through 2005                   17,348,014         17,496,854
Due in 2006 through 2010                    6,050,499          5,691,138
Due after 2010                              2,360,077          2,469,744
Mortgage-backed securities                  5,320,861          5,295,978
Redeemable preferred stock                     28,005             31,458
                                          -----------        -----------
                                          $39,384,168        $39,283,266



                                                              Estimated
                                           Amortized            Fair
Available for Sale:                          Cost               Value
                                          ----------          ---------

    Due in 2001                           $ 2,773,071        $ 2,774,159
    Due in 2002 through 2005               14,149,826         14,088,461
    Due in 2006 through 2010                6,471,463          6,469,372
    Due after 2010                             97,669            108,090
    Mortgage-backed securities                 64,835             64,907
                                          -----------        -----------
                                          $23,556,864        $23,504,989

The Company's realized gains and losses in investments are summarized as follows:

                                      2000              1999           1998
                                      ----              ----           ----
Fixed maturity securities
  held to maturity:
Gross realized gains              $   3,125       $  87,859       $  43,154
Gross realized losses                   (53)         (1,895)        (26,470)

Securities available
    for sale:
Gross realized gains                884,199          14,138          66,589
Gross realized losses              (463,466)            (12)         (3,887)

Other assets                             --         212,923          (5,265)
                                  ---------       ---------       ---------
        Total                     $ 423,805       $ 313,013       $  74,121
                                  =========       =========       =========

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

Investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available for sale securities) at December 31, 2000, other than investments issued or guaranteed by the United States Government, are as follows:

                                                            Carrying Amount
        Dean Witter Discover                                 $4,274,338
        Philip Morris, Inc.                                   5,653,514

Major categories of net investment income are as follows:

                                   2000              1999              1998
                                   ----              ----              ----

Fixed maturity
  securities                   $  4,629,916      $  4,720,838      $  3,293,949
Equity securities                   235,491           226,857           219,785
Mortgage loans
  on real estate                  1,735,590         1,451,214         1,036,132
Real estate                       1,507,239         1,711,771         1,384,311
Policy loans                        641,272           725,383           170,752
Short-term
  investments                       402,350           650,035           405,848
Other                             3,962,362         2,142,527         1,899,643
                               ------------      ------------      ------------
  Gross investment
    income                       13,114,220        11,628,625         8,410,420
Investment expenses                (978,148)         (997,323)         (951,677)
                               ------------      ------------      ------------
Net investment
  income                       $ 12,136,072      $ 10,631,302      $  7,458,743
                               ============      ============      ============

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


3)  Cost of Insurance Acquired

Information with regard to cost of insurance acquired is as follows:

                                     2000             1999              1998
                                     ----             ----              ----
Balance at
  beginning of year              $  9,597,306     $ 10,462,446     $  3,370,018
Cost of insurance
  acquired                                 --               --        7,389,340

Imputed interest at 7%                641,325          732,371          235,901
Amortization                       (1,509,367)      (1,597,511)        (532,813)
                                 ------------     ------------     ------------
Net amortization
  charged to income                  (868,042)        (865,140)        (296,912)
                                 ------------     ------------     ------------
Balance at end
  of year                        $  8,729,264     $  9,597,306     $ 10,462,446
                                 ============     ============     ============

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $824,000, $759,000, $702,000, $649,000, and $587,000 for
the years 2001 through 2005. Actual amortization may vary based on changes in assumptions or experience.

4) Property, Plant and Equipment

The cost of property, plant and equipment is summarized below:

                                                          December 31,
                                                          ------------
                                                 2000                    1999
                                                 ----                    ----

Land and Buildings                            $ 10,828,916         $ 10,171,943
Furniture and equipment                          6,694,925            6,384,208
                                              ------------         ------------
                                                17,523,841           16,556,151
Less accumulated
     depreciation                               (6,699,141)          (5,989,643)
                                              ------------         ------------
     Total                                    $ 10,824,700         $ 10,566,508
                                              ============         ============


5)   Bank Loans Payable and Lines of Credit

Bank loans payable are summarized as follows:

                                                              December 31,
                                                              ------------
                                                        2000             1999
                                                        ----             ----
Bank prime rate plus 1/2% (10.0% at December
  31, 2000) note payable in monthly
 installments of $36,420 including principal
  and interest, collateralized by 15,000
  shares of Security National Life stock,
  due December 2004                                    $1,425,967     $1,697,397

10% note payable in monthly installments
  of $8,444 including principal and
  interest, collateralized by real property,
 which book value is approximately
  $1,045,000, due January 2013                            711,608        740,202

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


5)  Bank Loans Payable and Lines of Credit (Continued)
    --------------------------------------

                                                             December 31,
                                                             ------------
                                                         2000           1999
                                                         ----           ----
One year treasury constant maturity
  plus 2.75% 8.03% at December 31, 2000)
  note payable in monthly installments of
  $6,000, including principal and interest,
  collateralized by real property, which
  book value is approximately $359,000,
  due October 2002                                      120,824       182,089

Bank prime rate less 1.35% (8.15% at December
  31, 2000) note payable in monthly installments
  of $20,836, including principal and interest,
  collateralized by real property, which book
  value is approximately $1,033,000, due November
  2007                                                1,662,768     1,703,915

$5,046,448 revolving line of credit
  at bank prime rate less 1%, (8.5% at
  December 31, 2000) interest only to
  December 1999 thereafter interest and principal,
  collateralized by 15,000 shares of
  Security National Life Insurance
  Company stock, due December 2005                    4,904,426     5,610,111

Bank prime rate plus 1/2% (10.0% at
  December 31, 2000) note payable in
  monthly installments of $7,235 including
  principal and interest, collateralized by
  real property, which book value is approximately
  $852,000, due August 2004                             301,516       370,748

Bank prime rate less 1.35% (8.15% at
  December 31, 2000) note payable in monthly
  installments of $2,736 including principal
  and interest, collateralized by 15,000 shares
  of Security National Life Insurance Company
  stock, due December 2005                              180,893       199,461

Other collateralized bank loans payable                 497,116       264,175
                                                    -----------   -----------
  Total bank loans                                    9,805,118    10,768,098

Less current installments                             1,596,600     1,143,823
                                                    -----------   -----------
  Bank loans, excluding
  current installments                              $ 8,208,518   $ 9,624,275
                                                    ===========   ===========

$15 million revolving line of credit
  at LIBOR plus 1.50% (7.32% at December 31,
  1999), payable within 30 days
  collateralized by receivable from mortgage
  loans sold to investors                           $    --      $ 8,687,023
                                                   ===========   ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


5)  Bank Loans Payable and Lines of Credit (Continued)
    --------------------------------------

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

6)  Notes and Contracts Payable

Notes and contracts payable are summarized as follows:

                                                           December 31,
                                                           ------------
                                                      2000               1999
                                                      ----               ----
Due to former stockholders of
  Deseret Memorial, Inc. resulting from
  the acquisition of such entity. Amount
  represents the present value discounted at
  8% of monthly annuity payments ranging from
  $4,600 to $5,000 plus an index adjustment
  in the 7th through the 12th years, due
  September 2011.                                $  628,802        $   646,294

Due to former stockholders of Greer
  Wilson resulting from the acquisition of
  such entity. Amount represents the present
  value discounted at 10% of monthly annuity
  payments of $7,000, due March 2005.               289,865            344,860

Due to former stockholders of Civil
  Service Employees Life Insurance Company
  resulting from the acquisition of such entity.
  7% note payable in seven annual installments
  with principal payments of $151,857,
  due December 2003.                                303,714            455,571

Due to former stockholders of Crystal
  Rose Funeral Home resulting from the
  acquisition of such entity. Amount
  represents the present value discounted at
  9% of monthly annuity payments of $5,350
  due February 2007.                                 62,892            177,246

9% note payable in monthly installments
  of $10,000 including principal and
  interest collateralized by real property,
  which book value is approximately
  $2,908,000, due July 2008                         665,318            727,847

Due to Memorial Estates Endowment Care
  Trust Fund for the remodel of the
  Cottonwood Funeral Home. 6% note payable
  in monthly installments of $5,339 including
  principal and interest collateralized by
  the Funeral Home, which book value is
  approximately $1,348,000 due March 2030           899,500            890,500

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


6)  Notes and Contracts Payable (Continued)
    ---------------------------

                                                              December 31,
                                                             ------------
                                                          2000          1999
                                                          ----          ----

Due to former shareholders of Southern
  Security Life Insurance Company resulting
  from the acquisition of such entity. 6.5%
  note payable in five annual installments
  with principal payments of $158,840 due
  April 2005                                            794,202           --

Other notes payable                                     596,537        643,366
                                                     ----------     ----------
Total notes and contracts payable                     4,240,830      3,885,684
Less current installments                               615,291        414,421
                                                     ----------     ----------

Notes and contracts, excluding
current installments                                $3,625,539      $3,471,263
                                                    ==========      ==========

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

       2001                              $ 2,211,891
       2002                                2,198,823
       2003                                2,118,151
       2004                                2,270,124
       2005                                1,813,758
    Thereafter                             3,433,201
                                         -----------
       Total                             $14,045,948
                                         ===========

Interest paid approximated interest expense in 2000, 1999 and 1998.

7)  Cemetery and Mortuary Endowment Care and Pre-need Merchandise Funds
    -------------------------------------------------------------------

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

Assets in the restricted asset account are summarized as follows:

                                                 December 31,
                                                 ------------
                                               2000        1999
                                               ----        ----

             Cash and cash equivalents     $  385,659   $2,361,597
             Mutual funds                     169,865      132,945
             Fixed maturity securities        297,331      295,771
             Equity securities                 77,778       77,778
             Participation in mortgage
                loans with Security
                National Life               3,877,490    1,357,200
             Time certificate of deposit       33,696       33,696
                                           ----------   ----------
                Total                      $4,841,819   $4,258,987
                                           ==========   ==========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


8)  Income Taxes

The Company's income tax liability at December 31 is summarized as follows:

                                                          December 31,
                                                          ------------
                                                    2000                 1999
                                                    ----                 ----
Current                                        $  499,714             $  142,002
Deferred                                        5,624,798              5,594,858
                                               ----------             ----------
Total                                          $6,124,512             $5,736,860
                                               ==========             ==========

Significant components of the Company's deferred tax assets and liabilities at December 31 are approximately as follows:


                                                    2000                1999
                                                    ----                ----
Assets
Future policy benefits                         $ (2,021,798)       $ (1,740,203)
Unearned premium                                 (1,939,023)         (1,950,587)
Difference between book
   and tax basis of bonds                           (49,498)            (56,489)
Net operating loss
   carryforwards expiring
   in the years
   2001 through 2010                               (210,848)           (219,249)
Other                                              (633,007)           (329,361)
                                               ------------        ------------
Total deferred
   tax assets                                    (4,854,174)         (4,295,889)

Liabilities
Deferred policy
   acquisition costs                           $  5,213,517        $  4,485,047
Cost of insurance acquired                        1,714,724           1,884,547
Installment sales                                 1,215,773           1,323,994
Depreciation                                        653,192             660,369
Trusts                                            1,051,602             821,165
Tax on unrealized
   appreciation                                     214,337              (9,299)
Other                                               415,827             724,924
                                               ------------        ------------
Total deferred
   tax liabilities                               10,478,972           9,890,747
                                               ------------        ------------
Net deferred tax liability                     $  5,624,798        $  5,594,858
                                               ============        ============

The Company paid $94,365 in income taxes for 2000 and did not pay any income taxes for 1999 and 1998. The Company's income tax expense (benefit) is summarized as follows:

                                   2000               1999              1998
                                   ----               ----              ----
Current                          $ 486,931          $   2,052         $ (84,948)
Deferred                          (182,291)           228,464           339,763
                                 ---------          ---------         ---------
Total                            $ 304,640          $ 230,516         $ 254,815
                                 =========          =========         =========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


8)  Income Taxes (Continued)
    ------------

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

                                              2000         1999          1998
                                              ----         ----          ----
Computed expense at
   statutory rate                         $ 423,682     $ 493,266     $ 348,855
Special deductions allowed
   small life insurance companies           (68,769)     (122,204)      (88,658)
Dividends received deduction                (24,418)      (24,401)      (26,691)
Minority interest taxes                     (19,222)     (102,828)           --
Other, net                                   (6,633)      (13,317)       21,309
                                          ---------     ---------     ---------
   Tax expense                            $ 304,640     $ 230,516     $ 254,815
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

11)  Capital Stock

The following table summarizes the activity in shares of capital stock for the three year period ended December 31, 2000:

                                                     Class A           Class C
                                                     -------           -------
Balance at December 31, 1997                        4,326,588         5,200,811

Stock Dividends                                       219,892           259,374
Conversion of Class C to Class A                        1,336           (13,352)
Stock Issued (canceled)                                69,514              (238)
                                                   ----------        ----------

Balance at December 31, 1998                        4,617,330         5,446,595

Stock Dividends                                       231,672           264,550
Conversion of Class C to Class A                       15,580          (155,795)
Stock Issued (canceled)                                  (851)               --
                                                   ----------        ----------

Balance at December 31, 1999                        4,863,731         5,555,350

Stock Dividends                                       243,393           277,515
Conversion of Class C to Class A                          507            (5,060)
                                                   ----------        ----------

Balance at December 31, 2000                        5,107,631         5,827,805
                                                   ==========        ==========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


11)  Capital Stock (Continued)
     -------------

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

In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                           2000            1999          1998
                                           ----            ----          ----

Numerator:
   Net income                            $  895,729    $   975,895   $  771,229
                                         ==========    ===========   ==========

Denominator:
   Denominator for basic
     earnings per share-
     weighted-average
     shares                               4,317,779      4,397,141    4,272,516

   Effect of
     dilutive securities:
     Employee stock
       options                               17,265             --           --
     Stock appreciation
       rights                                    --             --           --
                                         ----------    -----------   ----------

   Dilutive potential
     common shares                           17,265             --           --

   Denominator
     for diluted earnings per
     share-adjusted
     weighted-average
     shares and assumed
     conversions                          4,335,044      4,397,141    4,272,516
                                         ==========    ===========   ==========
   Basic earnings per share              $     0.21    $      0.22   $     0.18
                                         ==========    ===========   ==========
   Diluted earnings per share            $     0.21    $      0.22   $     0.18
                                         ==========    ===========   ==========

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

Activity of the 1987 Plan is summarized as follows:

                                                      Number          Option
                                                    of Shares         Price
Outstanding at December 31, 1997                     155,400      $4.29 - $4.71

   Dividend                                            7,770
   Exercised                                              --
                                               -------------

Outstanding at December 31, 1998                     163,170      $4.08 - $4.49

   Dividend                                            8,159
   Exercised                                              --
                                               -------------

Outstanding at December 31, 1999                     171,329      $3.89 - $4.28

   Dividend                                            8,566
   Exercised                                              --
                                               -------------

Outstanding at December 31, 2000                     179,895      $3.70 - $4.07
                                               =============

   Exercisable at end of year                        179,895
                                               =============

Available options for future grant
   1987 Stock Incentive Plan                           -0-
                                               =============

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


12)  Deferred Compensation Plans (Continued)
     ---------------------------

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


12)  Deferred Compensation Plans (Continued)
     ---------------------------

Activity of the 1993 Plan is summarized as follows:

                                                    Number            Option
                                                   of Shares           Price
Outstanding at December 31, 1997                    292,284       $2.58 - $4.31
   Dividend                                          30,869
   Granted                                          148,000
   Exercised                                        (63,814)
                                              -------------

Outstanding at December 31, 1998                    407,339       $2.34 - $4.16

   Dividend                                          24,762
   Granted                                          190,000
   Expired                                         (102,103)
                                              -------------

Outstanding at December 31, 1999                    519,998       $2.22 - $3.96

   Dividend                                          27,313
   Granted                                           26,000
                                              -------------

Outstanding at December 31, 2000                    573,311       $2.12 - $3.77
                                              =============

Exercisable at end of year                          573,311
                                              =============

Available options for future grant
   1993 Stock Incentive Plan                        509,701
                                              =============

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


12)  Deferred Compensation Plans (Continued)
     ---------------------------

The term of the 2000 Plan will be five years.

Activity of the 2000 Plan is summarized as follows:

                                      Number         Option
                                     of Shares       Price
                                     ---------      --------
Outstanding at
December 31, 199                          0
   Dividend                             200
   Granted                            4,000
                                      -----

Outstanding at
December 31, 2000                     4,200            $   2.14
                                      =====

Exercisable at
   end of year                            0
                                      =====

Available options for
   future grant 2000
   Director Plan                     48,300
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

                                                Statutory Net Income (Loss)
                                                      December 31,
                                            2000          1999           1998
                                            ----          ----           ----

Security National Life                   $796,047       $628,538       346,659
Southern Security Life                     80,477        533,233      (486,825)

                                                Statutory Stockholders' Equity
                                                       December 31,
                                            2000          1999            1998
                                            ----          ----            ----

Security National Life                $14,309,515    $12,089,618     12,083,747
Southern Security Life                  8,405,211      8,976,516      8,627,252

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998


13)  Statutory-Basis Financial Information (Continued)
     -------------------------------------

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998

14)  Business Segment Information

                                                                          2000


                                Life        Cemetery/                                       Reconciling
                              Insurance     Mortuary          Mortgage        Corporate        Items     Consolidated
                              ---------     --------          --------        ---------        -----     ------------

Revenues:
From external sources:
   Revenue from customers   $ 12,875,585   $  9,416,927    $ 22,921,585         $    --         $    --    $ 45,214,097
   Net investment income       8,222,658        716,813       3,196,571              30              --      12,136,072
   Realized gains
      on investments             423,805             --              --              --              --         423,805
   Other revenues                 85,861         23,479         195,480              66              --         304,886

Intersegment revenues:
   Net investment income       2,955,958             --              --         309,658      (3,265,616)             --
   Other revenues                180,941             --              --       3,568,800      (3,749,741)             --
                            ------------   ------------    ------------    ------------    ------------    ------------
                              24,744,808     10,157,219      26,313,636       3,878,554      (7,015,357)     58,078,860
                            ------------   ------------    ------------    ------------    ------------    ------------
Expenses:
Death and other
   policy benefits             5,662,062             --              --              --              --       5,662,062
Increase in future
   policy benefits             7,268,720             --              --              --              --       7,268,720
Amortization of
   deferred policy
   acquisition costs
   and cost of
   insurance acquired          3,188,752             --              --              --              --       3,188,752
Depreciation                     322,514        451,259          61,744          29,904              --         865,421
General, administrative
      and other costs:
   Intersegment                3,717,341         69,072         101,288         166,408      (4,054,109)             --
   Other                       3,878,167      9,369,839      22,796,596       1,677,011              --      37,725,613
Interest expense:
   Intersegment                  309,658        210,984       2,202,700         237,906      (2,961,248)             --
   Other                          39,546        518,845       1,212,456         355,322              --       2,126,169
                            ------------   ------------    ------------    ------------    ------------    ------------
                              24,386,760     10,619,999      26,374,784       2,466,551      (7,015,357)     56,832,737
                            ------------   ============    ------------    ------------    ------------    ------------
Earnings (losses)
   before income taxes      $    358,048   $   (462,780)   $    (61,148)   $  1,412,003       $      --    $  1,246,123
                            ============   ============    ============    ============    ============    ============

Identifiable
   assets                   $196,390,736   $ 37,344,781    $  3,495,907    $  3,304,235    $(31,148,813)   $209,386,846
                            ============   ============    ============    ============    ============    ============

Expenditures for
   long-lived assets        $    260,836   $    680,626    $    220,856    $    556,802       $      --    $  1,719,120
                            ============   ============    ============    ============    ============    ============

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998

14)  Business Segment Information (Continued)
     ----------------------------

                                                                         1999


                                Life        Cemetery/                                     Reconciling
                             Insurance      Mortuary         Mortgage      Corporate         Items         Consolidated
                             ---------      --------         --------      ---------         -----         ------------

Revenues:
From external sources:
   Revenue from customers   $ 13,175,825   $ 10,178,246    $ 14,503,388        $    --       $      --    $ 37,857,459
   Net investment income       8,305,723        733,377       1,558,166         34,036              --      10,631,302
   Realized gains
      on investments             313,013             --              --             --              --         313,013
   Other revenues                812,973         22,856          14,117          5,658              --         855,604

Intersegment revenues:
   Net investment income       2,275,916             --              --        269,904      (2,545,820)             --
   Other revenues                175,409             --              --      3,568,800      (3,744,209)             --
                            ------------   ------------    ------------   ------------    ------------    ------------
                              25,058,859     10,934,479      16,075,671      3,878,398      (6,290,029)     49,657,378
                            ------------   ------------    ------------   ------------    ------------    ------------
Expenses:
Death and other
   policy benefits             6,274,926             --              --             --              --       6,274,926
Increase in future
   policy benefits             5,700,784             --              --             --              --       5,700,784
Amortization of
   deferred policy
   acquisition costs
   and cost of
   insurance acquired          4,857,662             --              --             --              --       4,857,662
Depreciation                     179,461        452,225          44,633            533              --         676,852
General, administrative
      and other costs:
   Intersegment                3,711,809         69,072          85,719        219,684      (4,086,284)             --
   Other                       3,307,063      9,886,187      14,207,923      2,175,798              --      29,576,971
Interest expense:
   Intersegment                  269,904        181,972       1,484,726        267,143      (2,203,745)             --
   Other                           3,236        540,051         201,976        374,139              --       1,119,402
                            ------------   ------------    ------------   ------------    ------------    ------------
                              24,304,845     11,129,507      16,024,977      3,037,297      (6,290,029)     48,206,597
                            ------------   ------------    ------------   ------------    ------------    ------------
Earnings (losses)
   before income taxes      $    754,014   $   (195,028)   $     50,694   $    841,101       $      --    $  1,450,781
                            ============   ============    ============   ============    ============    ============

Identifiable
   assets                   $196,056,087   $ 34,013,032    $ 11,020,380   $  2,716,069    $(29,507,131)   $214,298,437
                            ============   ============    ============   ============    ============    ============

Expenditures for
   long-lived assets        $        266   $    527,658    $     90,819   $     11,002       $      --    $    629,745
                            ============   ============    ============   ============    ============    ============

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999, and 1998

14)  Business Segment Information (Continued)
     ----------------------------

                                                                        1998


                                 Life         Cemetery/                                   Reconciling
                              Insurance       Mortuary       Mortgage       Corporate        Items       Consolidated
                             ---------       --------       --------       ---------        -----        ------------

Revenues:
From external sources:
   Revenue from customers   $  5,915,659   $  9,225,801    $ 10,082,330      $      --      $       --    $ 25,223,790
   Net investment income       5,553,486        682,915       1,206,578         15,764              --       7,458,743
   Realized gains
      on investments              74,121             --              --             --              --          74,121
   Other revenues                 22,078         32,456           6,034          2,381              --          62,949

Intersegment revenues:
   Net investment income       1,360,877             --              --        187,151      (1,548,028)             --
   Other revenues                109,887             --              --        568,800        (678,687)             --
                            ------------   ------------    ------------   ------------    ------------    ------------
                              13,036,108      9,941,172      11,294,942        774,096      (2,226,715)     32,819,603
                            ------------   ------------    ------------   ------------    ------------    ------------
Expenses:
Death and other
   policy benefits             3,578,634             --              --             --              --       3,578,634
Increase in future
   policy benefits             3,353,287             --              --             --              --       3,353,287
Amortization of
   deferred policy
   acquisition costs
   and cost of
   insurance acquired          1,273,394             --              --             --              --       1,273,394
Depreciation                      85,557        455,418          39,125          4,655              --         584,755
General, administrative
      and other costs:
   Intersegment                  536,400         70,656          71,631             --        (678,687)             --
   Other                       3,497,140      8,775,932       9,540,801        190,493              --      22,004,366
Interest expense:
   Intersegment                  187,151        183,908       1,176,969             --      (1,548,028)             --
   Other                          11,587        554,283         176,091        257,162         999,123
                            ------------   ------------    ------------   ------------    ------------    ------------
                            $ 12,523,150   $ 10,040,197    $ 11,004,617   $    452,310    $ (2,226,715)   $ 31,793,559
                            ------------   ------------    ------------   ------------    ------------    ------------
Earnings (losses)
   before income taxes      $    512,958   $    (99,025)   $    290,325   $    321,786      $       --    $  1,026,044
                            ============   ============    ============   ============    ============    ============

Identifiable
   assets                   $183,340,180   $ 33,539,827    $  9,010,581   $  3,070,453    $(15,695,894)   $213,265,147
                            ============   ============    ============   ============    ============    ============

Expenditures for
   long-lived assets        $    761,246   $  1,202,056    $     76,721      $      --       $      --    $  2,040,023
                            ============   ============    ============   ============    ============    ============

                                                            61

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

16)  Other Comprehensive Income

The following summarizes other comprehensive income:

                                              2000         1999          1998
                                              ----         ----          ----
Unrealized gains (losses)
     on available for-sale
     securities                           $ 736,803     $(696,162)    $ 405,047
Less:  reclassification
     adjustment for net realized
     gains in net income                   (420,739)      (14,126)      (62,702)
                                          ---------     ---------     ---------
Net unrealized gains (losses)               316,064      (710,288)      342,345
Tax expense on net unrealized
     gain (losses)                         (145,004)      294,866       (92,171)
                                          ---------     ---------     ---------
Other comprehensive income (loss)         $ 171,060     $(415,422)    $ 250,174
                                          =========     =========     =========

                                                                   Schedule I

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                             Summary of Investments
                    Other than Investments in Related Parties



As of December 31, 2000:
                                                              Amount at
                                                               Which
                                                               Shown
                                             Estimated         in the
Type of Investment             Amortized        Fair           Balance
------------------                Cost          Value          Sheet
                               --------       ---------       ---------
Fixed maturity securities
   held to maturity:
Bonds:
   U.S. Treasury securities
     and obligations
     of U.S. Government
     agencies                 $ 12,900,371   $ 13,078,200   $ 12,900,371
   Obligations of states
     and political
     subdivisions                  183,399        188,325        183,399
   Corporate securities
     including public
     utilities                  20,951,532     20,689,306     20,591,532
   Mortgage backed
     securities                  5,320,861      5,295,978      5,320,861
Redeemable preferred
     stocks                         28,005         31,458         28,005
                              ------------   ------------   ------------

   Total Fixed
     Securities held
     to maturity                39,384,168     39,283,267     39,384,168
                              ------------   ------------   ------------

Securities
   available for sale:
Bonds:
   U.S. Treasury
   securities and
   obligations of U.S.
     Government agencies         3,367,097      3,411,451      3,411,451
   Corporate securities
     including public
     utilities                  20,124,932     20,028,631     20,028,631
   Mortgage-backed
     securities                     64,836         64,907         64,907
Nonredeemable
   preferred stock                  56,031         76,738         76,738
Common stock:
   Public utilities                315,068        617,311        617,311
   Banks, trusts and
     insurance companies           195,983        489,282        489,282
   Industrial,
     miscellaneous and
     all other                   1,050,280      1,590,747      1,590,747
                              ------------   ------------   ------------

     Total Securities
        available for
        sale                    25,174,227     26,279,067     26,279,067
                              ------------   ------------   ------------

Mortgage loans on
   real estate                  17,435,178                    17,435,178
Real estate                      8,564,395                     8,564,395
Policy loans                    11,277,742                    11,277,742
Other investments                1,027,927                     1,027,927
                              ------------                  ------------

   Total investments          $102,863,636                  $103,968,476
                              ============                  ============

                                                                   Schedule II

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                                 Balance Sheets


                                                     December 31,
                                                     ------------
                                              2000                 1999
                                               ----                ----
Assets
Cash$                                        (29,690)       $    (15,639)

Investment in subsidiaries
    (equity method)                        40,954,743          41,742,002

Receivables:
    Receivable from
        affiliates                          1,731,480           1,629,966
    Other                                      18,008              18,566
                                         ------------        ------------
       Total receivables                    1,749,488           1,648,532

Property, plant and
    equipment, at cost,
    net of accumulated
    depreciation of $344,296
    for 2000 and $314,392
    for 1999                                  537,433              10,535

Other assets                                   47,004              72,641
                                         ------------        ------------
    Total assets                         $ 43,258,978        $ 43,458,071
                                         ============        ============





See accompanying notes to parent company only financial statements.

                                                         Schedule II Continued)

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                           Balance Sheets (Continued)



                                               December 31,
                                              ------------
                                         2000             1999
                                         ----             ----
Liabilities:
------------
Bank loans payable:
    Current installments             $  1,035,585    $    841,767
    Long-term                           5,294,808       6,465,741

Notes and contracts payable:
    Current installments                  152,818         152,818
    Long-term                             151,857         303,713

Advances from affiliated companies      8,603,996       8,290,697

Other liabilities and
   accrued expenses                       513,877         512,041

Income taxes                              764,676         401,601
                                     ------------    ------------
    Total liabilities                  16,517,617      16,968,378
                                     ------------    ------------

Stockholders' equity:
Common Stock:
    Class A:  $2 par value, authorized
        10,000,000 shares, issued
        5,107,631 shares in 2000 and
        4,863,731 shares in 1999       10,215,262       9,727,462
    Class C:  $0.20 par value,
        authorized 7,500,000 shares,
        issued 5,827,805 shares in 2000
        and 5,555,350 shares in 1999    1,165,561       1,111,070
                                     ------------    ------------
Total common stock                     11,380,823      10,838,532

Additional paid-in capital             10,054,714      10,015,942
Accumulated other
    comprehensive income                  836,751         665,691
Retained earnings                       7,831,306       7,516,640
Treasury stock at cost
    (1,233,064 Class A shares and
    65,078 Class C shares in 2000;
    966,139 Class A shares and 61,979
    Class C shares in 1999, held by
    affiliated companies)              (3,362,233)     (2,547,112)
                                     ------------    ------------
Total stockholders' equity             26,741,361      26,489,693
                                     ------------    ------------
    Total liabilities and
        stockholders' equity         $ 43,258,978    $ 43,458,071
                                     ============    ============


See accompanying notes to parent company only financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                             Statements of Earnings




                                              Year Ended December 31,
                                              -----------------------
                                       2000            1999              1998
                                       ----            ----              ----

Revenue:
    Net investment
        income                      $        96     $    39,694     $    18,145
    Fees from
        affiliates                    3,878,458       3,838,704         755,951
                                    -----------     -----------     -----------
        Total revenue                 3,878,554       3,878,398         774,096
                                    -----------     -----------     -----------

Expenses:
    General and
        administrative
        expenses                      1,873,323       2,396,015         195,148
    Interest expense                    593,228         641,282         257,162
                                    -----------     -----------     -----------
        Total expenses                2,466,551       3,037,297         452,310
                                    -----------     -----------     -----------

Earnings (loss)
    before income
    taxes, and
    earnings of
    subsidiaries                      1,412,003         841,101         321,786

Income tax expense                     (373,075)       (277,810)       (114,346)

Equity in earnings
    (loss) of subsidiaries             (143,199)        412,604         563,789
                                    -----------     -----------     -----------
Net earnings                        $   895,729     $   975,895     $   771,229
                                    ===========     ===========     ===========


























See accompanying notes to parent company only financial statements.



                                                       Schedule II (Continued)
                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)
                             Statements of Cash Flow


                                                        Year Ended December 31,
                                                        -----------------------
                                                   2000           1999          1998
                                                   ----           ----          ----
Cash flows from operating activities:
    Net earnings                              $   895,729    $   975,895    $   771,229
Adjustments to reconcile net earnings
      to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                29,904            533          4,655
      Undistributed (earnings) losses
         of affiliates                            143,199       (412,604)      (563,789)
      Provision for income taxes                  373,075        277,810        114,346
    Change in assets and liabilities:
      Accounts receivable                             558         57,802        (90,600)
      Other assets                                 25,637        (72,245)          (396)
      Accounts payable and accrued expenses            --             --          4,697
      Other liabilities                             1,836         17,687        263,926
                                              -----------    -----------    -----------
Net cash provided by operating activities       1,469,938        844,878        504,068

Cash flows from investing activities:
    Purchase of short-term investments                 --        (11,045)       (11,737)
    Proceeds from sale of short term
      investments                                      --        305,972             --
    Note receivable from affiliate                     --             --     (1,000,000)
    Purchase of equipment                        (556,802)       (11,002)            --
    Investment in subsidiaries                         --     (6,388,198)    (5,250,000)
                                              -----------    -----------    -----------
Net cash used in investing activities            (556,802)    (6,104,273)    (6,261,737)

Cash flows from financing activities:
    Proceeds from advances from affiliates        303,299      6,388,198        200,000
    Payments of advances to affiliates           (101,514)      (169,023)      (200,000)
    Payments of notes and contracts payable    (1,128,972)    (1,094,150)      (398,353)
    Purchase of treasury stock                         --             --             --
    Sale of treasury stock                             --             --             --
    Proceeds from borrowings on notes and
      contracts payable                                --             --      6,246,400
                                              -----------    -----------    -----------
Net cash provided (used) by
      financing activities                       (927,187)     5,125,025      5,848,047
                                              -----------    -----------    -----------
Net change in cash                                (14,051)      (134,370)        90,378
Cash at beginning of year                         (15,639)       118,731         28,353
                                              -----------    -----------    -----------
Cash at end of year                           $   (29,690)   $   (15,639)   $   118,731
                                              ===========    ===========    ===========

See accompanying notes to parent company only financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                Notes to Parent Company Only Financial Statements


1) Bank Loans Payable

    Bank loans payable are summarized as follows:

                                                            December 31,
                                                            ------------
                                                      2000                1999
                                                      ----                ----
    $5,046,448 revolving line of credit at
    bank prime rate less 1%, (8.5% at December
    31, 2000) interest only to December 2000
    thereafter interest and principal,
    collateralized by 15,000 shares of
    Security National Life Insurance Company
    stock, due December 2005                       $ 4,904,426       $5,610,111

    Bank prime rate plus 1/2% (10.0% at
    December 31, 2000) note payable in
    monthly installments of $36,420
    including principal and interest,
    collateralized by 15,000 shares of
    Security National Life stock, due
    December 2004.                                   1,425,967       1,697,397
                                                    ----------      ----------

        Total bank loans                            6,330,393        7,307,508

      Less current installments                     1,035,585          841,767
                                                   ----------       ----------
      Bank loans, excluding current
      installments                                 $5,294,808       $6,465,741
                                                   ==========       ==========


2)  Notes and Contracts Payable

    Notes and contracts are summarized as follows:

                                                          December 31,
                                                          ------------
                                                     2000                1999
                                                     ----                ----
    10 year notes due April 16, 1999,
      1% over U.S. Treasury 6 month
      bill rate                                $    536              $     535

    Due to former stockholders of
     Civil Service Employees Life Insurance
     Company resulting from the acquisition
     of such entity. 7% note payable in seven
     annual principal payments of
     $151,857 due December 2003                 303,714                 455,571

    Other                                           425                     425
                                               --------               ---------

    Total notes and contracts                   304,675                 456,531
                                               --------               ---------
    Less current installments                   152,818                 152,818
                                               --------               ---------
    Notes and contracts, excluding current
      installments                             $151,857                $303,713
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

                                                                   Schedule IV

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                   Reinsurance


                                                                          Percentage
                                   Ceded to       Assumed                  of Amount
                      Direct         Other       from Other       Net       Assumed
                      Amount       Companies      Companies     Amount      to Net
                      ------       ---------      ---------     ------      ------
2000
Life Insurance
 in force ($000)    $ 1,469,502   $   253,698   $   580,287   $ 1,796,091     32.3%
                    ===========   ===========   ===========   ===========   =======

Premiums:
Life Insurance      $12,742,016   $ 1,151,262   $   634,899   $12,225,653      5.19%
Accident and
 Health Insurance       454,656           427         3,018       457,247       .66%
                    -----------   -----------   -----------   -----------   -------
   Total premiums   $13,196,672   $ 1,151,689   $   637,917   $12,682,900      5.03%
                    ===========   ===========   ===========   ===========   =======

1999
Life Insurance
 in force ($000)    $ 1,532,597   $   296,936   $   581,296   $ 1,816,957     32.00%
                    ===========   ===========   ===========   ===========   =======

Premiums:
Life Insurance      $12,870,339   $ 1,063,696   $   722,080   $12,528,723      5.76%
Accident and
 Health Insurance       563,592        34,643         4,565       533,514       .85%
                    -----------   -----------   -----------   -----------   -------
   Total premiums   $13,433,931   $ 1,098,339   $   726,645   $13,062,237      5.56%
                    ===========   ===========   ===========   ===========   =======

1998
Life Insurance
 in force ($000)    $ 1,554,286   $   352,777   $   569,448   $ 1,770,957     32.15%
                    ===========   ===========   ===========   ===========   =======

Premiums:
Life Insurance      $ 5,544,015   $   251,271   $   161,562   $ 5,454,306      2.96%
Accident and
 Health Insurance       371,585        22,924         4,905       353,566      1.39%
                    -----------   -----------   -----------   -----------   -------
   Total premiums   $ 5,915,600   $   274,195   $   166,467   $ 5,807,872      2.87%
                    ===========   ===========   ===========   ===========   =======




                                                                   Schedule V

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                        Valuation and Qualifying Accounts


                                         Balance      Additions     Deductions,    Balance
                                           at          Charged       Disposals       at
                                        Beginning     to Costs          and        End of
                                         of Year    and Expenses    Write-offs      Year
                                        ---------   ------------    ----------    --------
For the Year Ended December 31, 2000
Accumulated depreciation
   on real estate                      $2,722,024   $  366,737     $     --    $3,088,761

Accumulated depreciation on
   property, plant and equipment        5,989,643      835,421     (125,923)    6,699,141

Allowance for doubtful accounts         1,467,954      190,930       (2,661)    1,656,223

For the Year Ended December 31, 1999
Accumulated depreciation
   on real estate                      $2,380,874   $  369,557   $  (28,407)   $2,722,024

Accumulated depreciation on
   property, plant and equipment        5,312,791      817,869     (141,017)    5,989,643

Allowance for doubtful accounts         1,576,668      150,981     (259,695)    1,467,954

For the Year Ended December 31, 1998
Accumulated depreciation
   on real estate                      $2,049,346   $  332,411   $     (883)   $2,380,874
Accumulated depreciation on
   property, plant and equipment        4,728,036      584,755           --     5,312,791

Allowance for doubtful accounts         1,679,090      175,750     (278,172)    1,576,668


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

                                    PART III

Item 10. Directors and Executive Officers
-----------------------------------------
The Company's Board of Directors consist of seven persons, four of whom are not employees of the Company. All the Directors of the Company are also directors of its subsidiaries. There is no family relationship between or among any of the directors, except that Scott M. Quist is the son of George R. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.

                                                 Position with the
   Name             Age      Director Since      Company
-----------------   -----    --------------      -----------------------------
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

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company (the business biographies set forth above):

     Name              Age                                    Title
   --------            ---                                    -----
George R.
  Quist(1)             80                     Chairman of the Board, President
                                              and Chief Executive Officer
William C.
  Sargent              72                     Senior Vice President and
                                              Secretary
Scott M.
  Quist(1)             47                     First Vice President, General
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



                                                Summary Compensation Table

                                                                      Annual Compensation        Long-Term Compensation
                                                        Other
                                                        Annual       Restricted    Securities     Long-Term  All Other
Name and                                                Compen-        Stock       Underlying    Incentive    Compen-
Principal Position         Year   Salary($)  Bonus($)   sation($)(2)  Awards($)  Options/SARs(#) Payout($)  sation($)(3)
------------------         ----   ---------  --------   ------------  ---------  --------------  ---------  ------------
George R. Quist (1)        2000   147,204    20,200        2,400         0         50,000            0          5,281
  Chairman of the Board,   1999   147,204    20,200        2,400         0         50,000            0         20,247
  President and Chief      1998   137,454    20,200        2,400         0         50,000            0         12,084
  Executive Officer

William C. Sargent         2000   147,798    17,325        4,500         0         45,000            0            637
  Senior Vice President,   1999   148,058    17,325        4,500         0         45,000            0         16,879
  Secretary and            1998   130,329    17,325        4,500         0         45,000            0          5,286
  Director

Scott M. Quist (1)         2000   140,400    18,770        7,200         0         35,000            0            637
 First Vice President,     1999   129,400    18,770        7,200         0         35,000            0         15,201
  General Counsel          1998   119,025    18,770        7,200         0         35,000            0          7,257
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

Aggregated Option/SAR Exercised in Last Fiscal Year and Fiscal Year-End Option/SAR Values:


                                                          Number of
                                                         Securities
                                                         Underlying                              Value of
                                                         Unexercised                            Unexercised
                                                        Options/SARs                           In-the-Money
                                                             at                               Options/SARs at
                    Shares                              December 31,                           December 31,
                  Acquired on                              2000(#)                                 2000
                   Exercise        Value               --------------                        ------------------
Name                 (#)         Realized      Exercisable       Unexercisable       Exercisable             Unexercisable
----               --------      --------      -----------       -------------       -----------             -------------
George R
  Quist                0           $0            173,781                0                $0                       $0
William C
  Sargent              0           $0            248,850                0            $11,494                      $0
Scott M
  Quist                0           $0            132,673                0                 $0                      $0


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


Item 12 - Security Ownership of Certain Beneficial Owners and Management

                                                                                                             Class A
                                         Class A                           Class C                         and Class C
                                       Common Stock                       Common Stock                     Common Stock
                                       ------------                       ------------                     ------------
                                  Amount                        Amount                              Amount
Name and Address of            Beneficially  Percent        Beneficially            Percent      Beneficially        Percent
Beneficial Owner                  Owned     of Class            Owned              of Class          Owned          of Class
-----------------                -------    --------            -----              --------          -----          --------
H. Craig Moody
1782 East Faunsdale Dr.
Sandy, Utah 84092                680            *                -0-                   *               680             *

Norman G. Wilbur
2520 Horseman Drive
Plano, Texas 75025               994            *                -0-                   *               994             *

Robert G. Hunter, M.D
2 Ravenwood Lane
Sandy, Utah 84092              1,837            *                -0-                   *             1,837             *

Associated Investors (5)
5300 S. 360 W. Suite 250
Salt Lake City,
  Utah 84123                  87,375           2.3%            539,372                9.4%         626,747            6.5%

All directors and
  executive officers
  (7 persons)                722,012          18.6%          3,429,494               59.5%       4,151,506           43.1%

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

      K.     Promissory Note with Civil Service Employees Insurance Company (7)

      L.     Deferred Compensation Agreement with William C. Sargent (8)

      M.     Employment Agreement with Scott M. Quist. (8)

      N. Acquisition Agreement with Consolidare Enterprises, Inc., and certain shareholders of Consolidare. (9)

      O. Agreement and Plan of Merger between Consolidare Enterprises, Inc and SSLIC Holding Company. (10)

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

                     SECURITY NATIONAL FINANCIAL CORPORATION


Dated:  February 5, 2002                     By: George R. Quist,
                                                 ---------------
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                        TITLE                         DATE
----------                   ------------                    --------
George R. Quist            Chairman of the                 February 5, 2002
                           Board, President
                           and Chief Executive
                           Officer (Principal
                           Executive Officer)

Scott M. Quist             First Vice                      February 5, 2002
                           President, General
                           Counsel, Treasurer and
                           Secretary, Director (Principal
                           Financial and Accounting Officer)

Charles L. Crittenden      Director                        February 5, 2002

H. Craig Moody             Director                        February 5, 2002

Norman G. Wilbur           Director                        February 5, 2002

Robert G. Hunter           Director                        February 5, 2002

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