Form 10-K
period 2001-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2002-04-04
CIK 318673

Washington, D.C. 20549

                                    Form 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2001, or

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

                                       Class A Common Stock, $2.00 Par Value
                                       -------------------------------------
                                                 (Title of Class)

                                       Class C Common Stock, $0.20 Par Value
                                       -------------------------------------
                                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes [X]  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 2002 was approximately $10,335,000.

As of March 31, 2002, registrant had issued and outstanding 4,068,875 shares of Class A Common Stock and 6,045,098 shares of Class C Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                     PART I

Item 1.  Business

Security National Financial Corporation (the "Company") operates in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance. These products are marketed in 34 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment of the Company consists of five cemeteries in the state of Utah and one in the state of California and eight mortuaries in the state of Utah and five in the state of Arizona. The Company also engages in pre-need selling of funeral, cemetery and cremation services through its Utah operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction and existing homes and real estate projects.

The design and structure of the Company is that each segment is related to the others and contributes to the profitability of the other segments of the Company. Because of the increasing cemetery and mortuary operations in Utah, California and Arizona, the Company enjoys a level of public awareness that assists in the sales and marketing of insurance and pre-need cemetery and funeral products. Security National Life Insurance Company ("Security National Life") invests its assets (representing in part the pre-paid funerals) in investments authorized by the Insurance Departments of the States of Florida and Utah. One such investment authorized by the Insurance Departments is high quality mortgage loans. Thus, while each segment is a profit center on a stand-alone basis, this horizontal integration of each segment will lead to improved profitability of the Company. The Company is also pursuing growth through acquisitions of both life insurance companies and cemeteries and mortuaries. The Company's acquisition business plan is based on reducing overhead cost of the acquired company by utilizing existing personnel, management, and technology while still providing quality service to the customers and policyholders.

The Company was organized as a holding company in 1979 when Security National Life became a wholly owned subsidiary of the Company and the former stockholders of Security National Life became stockholders of the Company. Security National Life was formed in 1965 and has grown through the direct sale of life insurance and annuities and through the acquisition of other insurance companies, including the acquisitions of Capital Investors Life Insurance Company in December 1994, Civil Service Employees Life Insurance Company in December 1995 and Southern Security Life Insurance Company in December 1998. Memorial Estates, Inc. and Memorial Mortuary became direct subsidiaries of the Company in the 1979 when the Company was organized as a holding company. These companies were acquired by Security National Life in 1973. The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies, including the acquisitions of Paradise Chapel Funeral Home, Inc. in 1989, Holladay Memorial Park, Inc., Cottonwood Mortuary, Inc. and Deseret
Memorial, Inc. in 1991, Sunset Funeral Home in January 1994, Greer-Wilson Funeral Home, Inc. in April 1995 and Crystal Rose Funeral Home in February 1997. In July 1993, the Company formed Security National Mortgage Company ("Security National Mortgage") to originate and refinance mortgage loans. See Notes to Consolidated Financial Statements for additional disclosure and discussion regarding segments of the business.

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

         Markets and Distribution

The Company is licensed to sell insurance in 34 states. The Company, in marketing its life insurance products, seeks to locate, develop and service specific "niche" markets. A "niche" market is an identifiable market which the Company believes is not emphasized by most insurers. The Company generally sells its life insurance products to people of all ages who have a need for insurance to protect the income of the wage earner of the family, to pay off debts at the time of death and for other estate planning purposes. Funeral plan policies are sold primarily to persons who range in age from 45 to 75. Even though people of all ages and income levels purchase funeral plans, the Company believes that the highest percentage of funeral plan purchasers are individuals who are older than 45 and have low to moderate income. A majority of the Company's funeral plan premiums come from the states of Arizona, Colorado, Idaho, Nevada, Oklahoma, Texas and Utah, and a majority of the Company's non-funeral plan life insurance premiums come from the states of Alabama, California, Florida, Georgia, Louisiana, New Mexico, South Carolina and Utah.

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

In marketing the funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2001:

                              2001           2000             1999            1998             1997
                              ----           ----             ----            ----             ----
Life Insurance
Policy/Cert
    Count as of
    December 31             74,335(1)       71,178(1)       75,808(1)       69,895(1)       43,213
Insurance
    in force
    as of December 31
    (omitted 000)       $2,425,557(1)   $2,049,789(1)   $2,113,893(1)   $2,123,734(1)     $648,906
Premiums
    Collected
    (omitted 000)          $14,860(1)      $14,959(1)      $15,261(1)       $5,718          $5,732

     (1) Includes  acquisition of Southern  Security Life  Insurance  Company on
December 17, 1998.

    Underwriting

Factors considered in evaluating an application for insurance coverage (except final expense insurance) include the applicant's age, occupation, general health and medical history. Upon receipt of a satisfactory application, which contains pertinent medical questions, the Company writes insurance that is based on its medical limits and requirements on a basis satisfactory to the reinsuring company (or companies, if submitted facultatively), subject to the following general non-medical limits:

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

The following table summarizes the annuity business for the five years ended December 31, 2001:

                       2001         2000        1999       1998       1997
                       ----         ----        ----       ----       ----
Annuities
Policy/Cert
    Count as of
    December 31       8,012(1)    8,443(1)    8,369(1)    7,890(1)    7,434
Deposits Collected
(omitted 000)        $2,550(1)   $3,039(1)   $3,906(1)   $2,770      $2,521

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

The following table summarizes the accident and health business for the five years ended December 31, 2001:

                           2001          2000        1999        1998     1997
                           ----          ----        ----        ----     ----
Accident
  and Health
Policy/Cert. Count
    as of December 31    19,343(1)  21,454(1)    24,078(1)    27,201(1) 30,250
Premiums Collected
(omitted 000)              $413(1)    $464(1)      $549(1)      $375      $430

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

The Company's policy is to retain no more than $75,000 of ordinary insurance per insured life. Excess risk is reinsured. The total amount of life insurance in force at December 31, 2001, reinsured by other companies aggregated $216,369,000, representing approximately 9.8% of the Company's life insurance in force on that date.

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

Cemetery and Mortuary

    Products

The Company has six wholly-owned cemeteries and thirteen wholly-owned mortuaries. The cemeteries are non-denominational. Through its cemetery and mortuary operations, the Company markets a variety of products and services both on a pre- need basis (prior to death) and an at-need basis (at the time of death). The products include grave spaces, interment vaults, mausoleum crypts and niches, markers, caskets, flowers and other related products. The services include professional services of funeral directors, opening and closing of graves, use of chapels and viewing rooms, and use of automobiles and clothing. The Company has a funeral chapel at each of its cemeteries other than Holladay Memorial Park and Singing Hills Memorial Park and has ten separate stand-alone mortuary facilities. The Company's cemetery and mortuary business increased with the acquisition of Holladay Memorial Park, Inc., Cottonwood Mortuary, Inc. and Deseret Memorial, Inc. in September 1991, the acquisition of Sunset Funeral Home, Inc. in January 1994, the acquisition of Greer-Wilson Funeral Home, Inc. in April 1995, and the acquisition of Crystal Rose Funeral Home in February 1997.

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

Mortgage Loans

    Products

The Company, through its mortgage subsidiary, Security National Mortgage Company, originates and underwrites residential and commercial loans for new construction and existing homes and real estate projects. The Company is an approved government guaranteed and conventional lender and processes government guaranteed and conventional loans. Most of the loans are sold directly to investors. The Company has available warehouse lines of credit with affiliated companies and unaffiliated financial institutions to fund mortgage loans prior to the purchase by investors.

    Markets and Distribution

The Company's mortgage lending services are marketed primarily to individual homeowners and businesses who are located in the area known as the "Wasatch Front," covering approximately 100 miles between Provo, Salt Lake City and Ogden, Utah, with the greatest concentration of sales being in the greater Salt Lake City area and in Valencia and Sacramento, California, Orlando, Florida, Colorado Springs, Colorado, Phoenix, Arizona and Houston, Texas. The typical loan size for residential loans ranges from $40,000 to $300,000, and for commercial loans from $200,000 to $1,500,000.

The Company's mortgage loan originations are through full time mortgage loan officers and wholesale brokers who are paid a sales commission ranging between ..70% to 3.0% of the loan amount. Prospective customers are located through contacts with builders, real estate agents, and door-to-door canvassing.

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

    SSLIC Holding Company

On December 17, 1998, the Company completed the acquisition of SSLIC Holding Company, (formerly Consolidare Enterprises, Inc.), a Florida corporation ("SSLIC Holding") pursuant to the terms of the Acquisition Agreement which the Company entered into on April 17, 1998 with SSLIC Holding and certain shareholders of SSLIC Holding for the purchase of all of the outstanding shares of common stock of SSLIC Holding and all of the outstanding shares of stock of Insuradyne Corp., a Florida Corporation ("Insuradyne"). As of December 31, 2001, SSLIC Holding owns approximately 75% of the outstanding shares of common stock of Southern Security Life Insurance Company, a Florida corporation ("Southern Security"). Southern Security is a Florida domiciled insurance company with total assets as of December 31, 2001, of approximately $77.5 million. Southern Security is currently licensed to transact business in 14 states. Southern Security is also a reporting company under Section 13 of the Securities Exchange Act of 1934. Reference is made to Southern Security's annual report on Form 10-K for the year ended December 31, 2001, which was filed with the Securities Exchange Commission on March 29, 2002, Commission File No. 2-35669.

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

Regulation

The Company's insurance subsidiaries, Security National Life and Southern Security, are subject to comprehensive regulation in the jurisdictions in which they do business under statutes and regulations administered by state insurance commissioners. Such regulation relates to, among other things, prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents; nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; and requirements regarding aggregate reserves for life policies and annuity contracts, policy claims, unearned premiums, and other matters. The Company's insurance subsidiaries are subject to this type of regulation in any state in which they are licensed to do business. Such regulation could involve additional costs, restrict operations or delay implementation of the Company's business plans.

The Company is currently subject to regulation in Utah and Florida under insurance holding company legislation, and other states where applicable. Intercorporate transfers of assets and dividend payments from its insurance subsidiaries are subject to prior notice of approval from the State Insurance Department, if they are deemed "extraordinary" under these statutes. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies.

The Company's cemetery and mortuary subsidiaries are subject to the Federal Trade Commission's comprehensive funeral industry rules and are subject to state regulations in the various states where such operations are domiciled. The morticians must be licensed by the respective state in which they provide their services. Similarly, the mortuaries are governed by state statutes and city ordinances in Utah, Arizona and California. Reports are required to be kept on file on a yearly basis which include financial information concerning the number of spaces sold and, where applicable, funds provided to the Endowment Care Trust Fund. Licenses are issued annually on the basis of such reports. The cemeteries maintain city or county licenses where they conduct business.

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

Employees

As of December 31, 2001, the Company employed 270 full-time and 53 part-time employees.

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

1603 Thirteenth St.   District
Lubbock, TX           Sales Office        Owned(2)          10,000

755 Rinehart Rd.      Subsidiary
Lake Mary, FL         Headquarters        Owned(3)          27,000

     (1) The Company leases an additional 8,858 square feet of the facility to unrelated third parties for approximately $142,000 per year, under leases which expire at various dates after 2001.

     (2) The Company leases an additional 8,459 square feet of the facility to unrelated third parties for approximately $33,000 per year, under leases which expire at various dates after 2001.

     (3) The Company leases an additional 12,245 square feet of the facility to unrelated third parties for approximately $165,000 per year, under leases which expire at various dates after 2001.

The Company believes the office facilities it occupies are in good operating condition, are adequate for current operations and has no plan to build or acquire additional office facilities. The Company believes its office facilities are adequate for handling business in the foreseeable future.



The following table summarizes the location and acreage of the six Company owned cemeteries:

                                                                     Net Saleable Acreage
                                                                         Acres
                                                                        Sold as      Total
Name of                                  Date    Developed      Total   Cemetery   Available
 Cemetery             Location         Acquired  Acreage(1)  Acreage(1) Spaces(2)  Acreage(1)
------------          --------        ---------  ----------  ---------- ---------  ----------

Memorial Estates, Inc.:
 Lakeview
 Cemetery(3)      1700 E. Lakeview Dr.
                  Bountiful, UT          1973        7        40            7               33
 Mountain View
 Cemetery(3)      3115 E. 7800 So.
                  Salt Lake City, UT     1973       26        54           17               37

 Redwood
 Cemetery(3)(5)   6500 So. Redwood Rd.
                  West Jordan, UT        1973       40        78           35               43

 Holladay Memorial
 Park(4)(5)       4800 So. Memory Lane
                  Holladay, UT           1991        6        14            6                8

 Lakehills
 Cemetery(4)      10055 So. State
                  Sandy, UT              1991       12        44            6               38

 Singing Hills
 Memorial Park(6) 2798 Dehesa Rd.
                  El Cajon, CA           1995        6        35            2               33

                                       10

     (1) The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company's inspection of the cemeteries.
     (2)  Includes spaces sold for cash and installment contract sales.
     (3) As of December 31, 2001, there were mortgages of approximately $52,000 collateralized by the property and facilities at Memorial Estates Lakeview, Mountain View and Redwood Cemeteries.
     (4) As of December 31, 2001, there were mortgages of approximately $1,747,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary.
     (5)  These cemeteries include two granite mausoleums.
     (6) As of December 31, 2001, there was a mortgage of approximately $603,000 collateralized by the property.

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the thirteen Company owned mortuaries:


 Name of                                 Date      Viewing             Square
 Mortuary             Location         Acquired    Room(s)   Chapel(s) Footage
------------         -----------      ----------   --------  --------- --------
Memorial Mortuary    5850 South 900 East
                     Salt Lake City, UT     1973        3          1     20,000

Memorial Estates, Inc.:

  Redwood Mortuary   6500 South Redwood Rd.
                     West Jordan, UT        1973        2          1     10,000

  Mountain View
     Mortuary        3115 East 7800 South
                     Salt Lake City, UT     1973        2          1     16,000
  Lakeview
     Mortuary        1700 East Lakeview Dr.
                     Bountiful, UT          1973        0          1      5,500

Paradise Chapel
  Funeral Home       3934 East Indian
                     School Road
                     Phoenix, AZ            1989        2          1      9,800

Deseret Memorial, Inc.:

  Colonial
     Mortuary(2)     2128 South State St.
                     Salt Lake City, UT     1991        1          1     14,500

  Deseret
     Mortuary(2)     36 East 700 South
                     Salt Lake City, UT     1991        2         2      36,300

  Lakehills
     Mortuary        10055 South State St.
                     Sandy, UT              1991        2         1      18,000

  Cottonwood
     Mortuary(2)     4670 South Highland Dr.
                     Salt Lake City, UT     1991        2         1      14,500

Camelback Sunset
  Funeral Home(1)    301 West Camelback Rd.
                     Phoenix, AZ            1994        2         1      11,000

  Name of                           Date      Viewing               Square
 Mortuary        Location         Acquired    Room(s)   Chapel(s)   Footage
---------       ----------      ----------  ---------   ---------  ---------
Greer-Wilson:

Greer-Wilson
Funeral Home   5921 West Thomas Road
               Phoenix, AZ         1995         2           2          25,000

Avondale
Funeral Home   218 North Central
               Avondale, AZ        1995         1           1           1,850
Crystal Rose
Funeral Home(3 9155 W. VanBuren
               Tolleson, AZ        1997         0           1           9,000

     (1) As of December 31, 2001 there were mortgages of approximately $255,000 collateralized by the property and facilities of Camelback Sunset Funeral Home.
     (2) As of December 31, 2001, there were mortgages of approximately $1,747,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary.
     (3) As of December 31, 2001, there was a mortgage of approximately $209,000, collateralized by the property and facilities of Crystal Rose Funeral Home.

Item 3.  Legal Proceedings

          An action was brought against the Company in July 1999 by Dorothy Ruth Campbell in the Circuit Court of Escambia County, Alabama. The action arises out of a denial of coverage under a $10,000 insurance policy. The claims are for breach of contract, bad faith and fraudulent misrepresentation. In the action, Campbell seeks compensatory and punitive damages plus interest. The Company has filed its response to the complaint and certain discovery has taken place. The Company intends to vigorously defend the matter.

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

          An action was brought against the Company by National Group Underwriters, Inc. ("NGU") in state court in the State of Texas. The case was removed by the Company to the United States District Court for the Northern District of Texas, Fort Worth Division, with Civil No. 4:01-CV-403-E. An Amended Complaint was filed on or about July 18, 2001. The Amended Complaint asserts that NGU had a contract with the Company wherein NGU would submit applications for certain policies of insurance to be issued by the Company. It is alleged that disputes have arisen between NGU and the Company with regard to the calculation and payment of certain advanced commissions as well as certain production bonuses.

          NGU alleges that it "has been damaged far in excess of the $75,000 minimum jurisdictional limits of this Court." NGU also seeks attorney's fees and costs as well as prejudgment and postjudgment interest. A second amended complaint and a third amended complaint, which included a fraud claim, were filed. A motion was filed by the Company to dismiss the third amended complaint, including the fraud claim. The court denied the motion. The Company has counterclaimed for what it claims to be aparties with the counterclaim seeking an amount in excess of$411,000 (said amount potentially subject to reduction as premiums are received). The Company is also seeking to recover attorney's fees and costs, as well punitive damages on two of its causes of action. NGU has filed a motion to dismiss certain claims in the counterclaim, which the court granted in part and denied in part. Discovery is currently taking place. The Company intends to vigorously defend the matter as well as prosecute its counterclaim.

          The Company is not a party to any other legal proceedings outside the ordinary course of the Company's business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company or its business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the annual stockholders meeting held on October 4, 2001, the following matters were acted upon: (i) seven directors consisting of George R. Quist, William C. Sargent, Scott M. Quist, Charles L. Crittenden, Dr. Robert G. Hunter,
H. Craig Moody and Norman G. Wilbur were elected to serve until the next annual stockholders meeting or until their respective successors are elected and qualified (for George R. Quist, Class A and Class C shares, 8,171,518 votes were cast in favor of election, 26,349 votes were cast against election and there were no abstentions; for William C. Sargent, Class A and Class C shares, 8,173,339 votes were cast in favor of election, 24,528 votes were cast against election and there were no abstentions; for Scott M. Quist, Class A shares only, 2,937,835 votes were cast in favor of election, 23,179 votes were cast against election and there were no abstentions; for Charles L. Crittenden, Class A and Class C shares, 8,185,497 votes were cast in favor of election and 12,370 votes were cast against election and there were no abstentions; for Dr. Robert G. Hunter, Class A and Class C shares, 8,187,539 votes were cast in favor of election, 10,328 votes cast against election and there were no abstentions; for
H. Craig Moody, Class A shares only, 2,951,294 votes were cast in favor of election, 9,720 votes cast against election and there were no abstentions; for Norman G. Wilbur, Class A and Class C shares, 8,187,497 votes were cast in favor of election, 10,367 votes were cast against election and there were no abstentions; and (ii) the appointment of Tanner + Co., as the Company's independent accountants for the fiscal year ended December 31, 2001, was ratified (with 8,195,172 votes cast for appointment, 10,800 votes against appointment and 74 abstentions).

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

Period (Calendar Year)                                     Price Range
----------------------                                   -----------------
                                                         High         Low
                                                        ------       -----
     2000
          First Quarter...............................$4.29            $2.74
          Second Quarter...............................3.33             2.56
          Third Quarter................................3.10             2.41
          Fourth Quarter...............................2.86             2.02

     2001
          First Quarter................................2.44             1.91
          Second Quarter...............................2.38             1.91
          Third Quarter................................2.76             2.10
          Fourth Quarter...............................2.76             2.19

      2002
          First Quarter................................2.95             2.31

The above sales prices have been adjusted for the effect of annual stock dividends.

The Class C Common Stock is not actively traded, although there are occasional transactions in such stock by brokerage firms. (See Note 11 to the Consolidated Financial Statements.)

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C Common Stock has been paid each year from 1989 through 2001.

As of December 31, 2001, there were 4,629 record holders of Class A Common Stock and 143 record holders of Class C Common Stock.

Item 6.  Selected Financial Data - The Company and Subsidiaries (Consolidated)
------------------------------------------------------------------------------

The following selected financial data for each of the five years in the period ended December 31, 2001, are derived from the audited consolidated financial statements. The data as of December 31, 2001 and 2000, and for the three years ended December 31, 2001, should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Consolidated Statement of Earnings Data:

                                                       Year Ended December 31,
                            ----------------------------------------------------------------------

                                          2001           2000(3)            1999(2)(3)    1998(3)         1997(1)(3)
                                          ----           ----               ----          ----             ----
Revenue
Premiums                               $13,151,000     $12,876,000     $13,176,000      $5,916,000      $6,141,000
Net investment income                   12,947,000      12,136,000      10,631,000       7,459,000       7,140,000
Net mortuary and cemetery income        10,603,000       9,417,000      10,178,000       9,226,000       9,231,000
Realized gains on investments               10,000         424,000         313,000          74,000         253,000
Mortgage fee income                     40,086,000      22,922,000      14,503,000      10,082,000       5,662,000
Other                                      152,000         305,000         856,000          63,000          48,000
                                      ------------    ------------    ------------    ------------    ------------
Total revenue                           76,949,000      58,080,000      49,657,000      32,820,000      28,475,000
                                      ------------    ------------    ------------    ------------    ------------

Expenses
Policyholder benefits                   11,775,000      12,931,000      11,976,000       6,932,000       6,669,000
Amortization of deferred
  policy acquisition costs               3,870,000       3,189,000       4,858,000       1,274,000       1,132,000
General and administrative expenses     52,247,000      35,959,000      26,959,000      19,649,000      15,361,000
Interest expense                         2,791,000       2,126,000       1,119,000         999,000         948,000
Cost of goods & services of
  the mortuaries & cemeteries            2,494,000       2,628,000       3,295,000       2,940,000       2,696,000
                                      ------------    ------------    ------------    ------------    ------------
Total benefits & expenses               73,177,000      56,833,000      48,207,000      31,794,000      26,806,000
                                      ------------    ------------    ------------    ------------    ------------
Income before
  income tax expense                     3,772,000       1,247,000       1,450,000       1,026,000       1,669,000
Income tax expense                        (913,000)       (305,000)       (230,000)       (255,000)       (360,000)
Minority interest in (income)
   loss of subsidiary                      (18,000)        (46,000)       (244,000)             --              --
                                      ------------    ------------    ------------    ------------    ------------
Net earnings                            $2,841,000        $896,000        $976,000        $771,000      $1,309,000
                                      ============    ============    ============    ============    ============

Net earnings per common share(3)              $.63            $.21            $.22            $.18            $.33
                                      ============    ============    ============    ============    ============
Weighted average outstanding
   common shares                         4,506,000       4,318,000       4,397,000       4,273,000       3,988,000
Net earnings per common
   share-assuming dilution(3)                 $.63            $.21            $.22            $.18            $.32
                                      ============    ============    ============    ============    ============
Weighted average outstanding
   common shares-assuming dilution       4,507,000       4,335,000       4,397,000       4,273,000       4,093,000

                                       18

Item 6.  Selected Financial Data - The Company and Subsidiaries (Consolidated)
------------------------------------------------------------------------------

Balance Sheet Data:

                                                     Year Ended December 31,
                       --------------------------------------------------------------------------
                                         2001          2000(3)        1999(3)      1998(2)(3)      1997(1)(3)
                                         ----          ----           ----         ----            ----

Assets
Investments and restricted assets    $94,514,000   $108,810,000   $113,208,000   $126,332,000    $81,039,000
Cash                                   8,757,000     11,275,000     12,423,000      6,671,000      3,408,000
Receivables                           58,701,000     36,413,000     38,074,000     28,309,000     15,224,000
Other assets                          51,088,000     52,249,000     50,593,000     51,953,000     25,781,000
                                    ------------   ------------   ------------   ------------   ------------
Total assets                        $213,060,000   $208,747,000   $214,298,000   $213,265,000   $125,452,000
                                    ============   ============   ============   ============   ============

Liabilities
Policyholder benefits               $142,291,000   $141,755,000   $140,368,000    137,466,000    $77,890,000
Notes & contracts payable             12,098,000     14,046,000     23,341,000     22,887,000      9,981,000
Cemetery & mortuary liabilities        9,344,000      8,659,000      6,638,000      6,917,000      6,116,000
Other liabilities                     15,121,000     12,921,000     11,415,000     12,536,000      6,070,000
                                    ------------   ------------   ------------   ------------   ------------
Total liabilities                    178,854,000    177,381,000    181,762,000    179,806,000    100,057,000
                                    ------------   ------------   ------------   ------------   ------------

Minority interest                      4,237,000      4,625,000      6,046,000      6,779,000             --

Stockholders' equity                  29,969,000     26,741,000     26,490,000     26,680,000     25,395,000
                                    ------------   ------------   ------------   ------------   ------------
Total liabilities and
  stockholders' equity              $213,060,000   $208,747,000   $214,298,000   $213,265,000   $125,452,000
                                    ============   ============   ============   ============   ============


     (1) Reflects the acquisition of Crystal Rose Funeral Home as of February 1997.

     (2) Reflects the acquisition of SSLIC Holding Company and subsidiaries as of December 17, 1998.

     (3) Reflects the implementation on January 1, 2000 of SAB No. 101, "Revenue recognition in Financial Statements" which changes the Company's accounting policies regarding the manner in which the Company records pre-need sales. The implementation of SAB No. 101 did not have a material effect on the consolidated financial condition, results of operation or cash flows of the Company. The change in the Company's accounting policies resulting from implementation of SAB No. 101 has been treated as a change in accounting principle effective as of January 1, 2000. The cumulative effect of the accounting change through December 31, 1999 was negligible. The following table shows the unaudited proforma effects of retroactive application using the newly adopted accounting policies compared to historical results for the years ended December 31, 1999 and 1998. It was impractical for the Company to obtain the amounts on a pro-forma basis prior to 1998. There were no changes in net earnings or net earnings per common share for those periods since the Company's previous accounting practice did not recognize any significant profits on pre-need sales. The Company's previous accounting practice recorded pre-need sales as revenue but also recorded approximately an equal amount for the sum of the future merchandise cost and sales expense. Implementing SAB 101 changed this practice to defer these pre-need sales and costs to when the merchandise is delivered or the services are performed.

                                1999                      1998
                              -------                   ---------
                         Proforma   Historical     Proforma       Historical
                      ------------ -----------   -----------    ------------
  Revenues            $48,632,0000 $49,657,000   $31,939,000    $32,820,000

   Total benefits
     and expenses        47,181,000  48,207,000    30,912,000     31,794,000

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

During the years ending December 31, 2001 and 2000, Security National Mortgage Company (SNMC) experienced increases in revenue and expenses due to the increase in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from origination points paid by the borrowers and service and release premiums received from third party investors who purchase the loans from SNMC. SNMC sales all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. In 1999 SNMC opened new wholesale branches in Sacramento, California and Valencia, California. In 2000 SNMC opened new wholesale branches in Orlando, Florida, Colorado Springs, Colorado and Provo, Utah. In 2001, SNMC opened two wholesale branches in Phoenix, Arizona and Houston, Texas. SNMC originated and sold 8,738 ($1,268,000,000), 4,845 ($652,000,000) and 3,526
($453,000,000) loans, respectively, in 2001, 2000 and 1999.

On December 17, 1998, the Company purchased all of the outstanding shares of common stock of SSLIC Holding Company ("SSLIC Holding") (formerly "Consolidare Enterprises, Inc.") and Insuradyne Corporation ("Insuradyne") for a total cost of $12,248,194. As of December 31, 2001, SSLIC Holding held approximately 75% of the outstanding shares of common stock of Southern Security Life Insurance Company ("Southern Security").

Results of Operations

2001 Compared to 2000

Total revenues increased by $18,870,000, or 32.5%, from $58,079,000 for fiscal year 2000 to $76,949,000 for fiscal year 2001. Contributing to this increase in total revenues was a $17,165,000 increase in mortgage fee income, an $810,000 increase in net investment income, a $1,187,000 increase in net mortuary and cemetery sales and a $275,000 increase in insurance premiums and other considerations.

Insurance premiums and other considerations increased by $275,000, from $12,876,000 in 2000 to $13,151,000 in 2001. This increase was primarily due to the additional premiums from increased sales of the Company's traditional life products.

Net investment income increased by $810,000, from $12,136,000 in 2000 to $12,946,000 in 2001. This increase was primarily attributable to additional interest earned as a result of a greater number of loan originations during 2001.

Net mortuary and cemetery sales increased by $1,187,000, from $9,417,000 in 2000 to $10,603,000 in 2001. This increase was primarily due to additional at-need cemetery and mortuary sales.

Mortgage fee income increased by $17,165,000, from $22,921,000 in 2000 to $40,086,000 in 2001. This increase was primarily attributable to a greater number of loan originations during 2001 due to lower interest rates, resulting in more borrowers refinancing their mortgage loans.

Total benefits and expenses were $73,177,000 for 2001, which constituted 95.1% of the Company's total revenues, as compared to $56,832,000, or 97.9% of the Company's total revenues for 2000.

During 2001, there was a net increase of $1,160,000 in death benefits, surrender and other policy benefits, and a decrease of $2,316,000 in future policy benefits from $12,931,000 in 2000 to $11,775,000 in 2001. This net decrease was primarily the result of a decrease in traditional life reserves.

Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired increased by $681,000, from $3,189,000 in 2000 to $3,870,000 in 2001. This increase was reasonable based on the underlying actuarial assumptions.

General and administrative expenses increased by $16,288,000, from $35,959,000 in 2000 to $52,247,000 in 2001. Contributing to this increase was an $11,458,000 increase in commission expenses, from $18,401,000 in 2000 to $29,859,000 in 2001. Salaries increased $1,360,000, from $7,667,000 in 2000 to $9,028,000 in
2001. Other expenses increased $3,470,000, from $9,890,000 in 2000 to $13,360,000 in 2001. These increases were primarily the result of an increased number of loan originations made by the Company's mortgage subsidiary in 2001.

Interest expense increased by $665,000, from $2,126,000 in 2000 to $2,791,000 in 2001. This increase was primarily due to more loan originations from the Company's mortgage subsidiary being funded by third parties in 2001.

Cost of the mortuary and cemetery goods and services sold decreased by $134,000, from $2,628,000 in 2000 to $2,494,000 in 2001. This decrease was primarily due to greater sales of cemetery burial property sales in 2001, which have a lower cost of goods sold than other funeral products.

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

Other revenue decreased by $551,000,  from $856,000 in 1999 to $305,000 in 2000.
This reduction was primarily the result of having received proceeds in 1999 from insurance claims filed for the recovery of the costs to litigate a case against a former officer of the Company's insurance subsidiary, Southern Security.

Total benefits and expenses were $56,833,000 for 2000, which constituted 97.9% of the Company's total revenues, as compared to $48,207,000, or 97.1% of the Company's total revenues for 1999.

During 2000, there was a net increase of $955,000 in death benefits, surrender and other policy benefits, and an increase in future policy benefits from $11,976,000 in 1999 to $12,931,000 in 2000. This increase was primarily due to additional interest credited on annuities and reserve increases on traditional products. This increase was reasonable based on the underlying actuarial assumptions.

Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired decreased by $1,669,000 from $4,858,000 in 1999 to $3,189,000 in 2000. This decrease was primarily due to adjusting the amortization rate to current assumptions at the Company's insurance subsidiary, Southern Security.

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

The Company's investment policy is to invest predominately in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $49,271,000 as of December 31, 2001 compared to $62,889,000 as of December 31, 2000. This represents 55% of the total insurance related investments in 2001 as compared to 60% in 2000. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At December 31, 2001, 5.0% ($2,438,000) and at December 31, 2000, .68% ($429,000) of the Company's total bond investments were invested in bonds in rating categories three through six which are considered non-investment grade.

If market conditions were to cause interest rates to change, the market value of the fixed income portfolio (approximately $65,676,000) could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

                   -200 bps      -100 bps       +100 bps          +200 bps
                   --------      --------       --------          --------
Change in
   Market Value
   (in thousands)  $3,655         $2,413        $(3,194)          $(7,558)

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2001 and 2000, the life subsidiaries exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $42,067,000 and $40,787,000 as of December 31, 2001 and 2000,
respectively. Stockholders' equity as a percent of total capitalization was 71% and 66% as of December 31, 2001 and 2000, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2001 was 13.2%, as compared to a rate of 15% in 2000.

In February 1997, the Company purchased all of the outstanding shares of common stock of Crystal Rose Funeral Home, Inc. for a total consideration of $382,000, which included a note to the former owner in the amount of $297,000.

On December 17, 1998, the Company completed the acquisition of Consolidare Enterprises, Inc., a Florida corporation ("Consolidare") pursuant to the terms of the Acquisition Agreement which the Company entered into on April 17, 1998 with Consolidare and certain shareholders of Consolidare for the purchase of all of the outstanding shares of common stock of Consolidare. Consolidare owns approximately 75% of the outstanding shares of common stock of Southern Security Life Insurance Company, a Florida corporation ("SSLIC"), and all of the outstanding shares of stock of Insuradyne Corp., a Florida corporation ("Insuradyne").

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

On June 30, 1999 the Company entered into a Coinsurance and Assumption Agreement (the "Agreement") with Menlo Life Insurance Company ("Menlo Life"), wherein the Company has assumed 100% of the policies in force of Menlo Life. The Agreement was not in effect until it was approved by Menlo Life's domiciled state of Arizona and the state of California. These approvals were obtained on September 9, 1999 for the Arizona Insurance Department, and on December 9, 1999 for the California Insurance Department. Menlo Life paid consideration to the Company in the form of statutory admitted assets to equal the liabilities assumed. On September 25, 2001, Menlo Life paid to the Company $308,978 in policy loans and $2,269,403 in cash.

At December 31, 2001, $24,776,305 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Other Intangibles SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement also establishes specific criteria for recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment of long- lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement 121 and APB Opinion No.
30. However, this Statement retains certain fundamental provisions of Statement 121, namely; recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. The Statement also retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations. This Statement also Amends ARB No. 51 to eliminate the exception of consolidation for a temporarily controlled subsidiary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statement issued for fiscal years beginning after June 15, 2002.

The Company is evaluating the possible effects the adoption of these statements may have on the Company's consolidated financial statements.

The Company adopted Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financing Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 (FAS 140) on April 1, 2001. This standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of FAS 125's provisions without reconsideration. This Statement is effective for recognition and reclassification of collateral and for disclosures relative to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of FAS 140 did not have a material impact on the Company's financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                 Page No.
Financial Statements:

    Report of Independent Auditors.................................26

    Consolidated Balance Sheet, December 31,
    2001 and 2000..................................................27

    Consolidated Statement of Earnings,
    Years Ended December 31, 2001, 2000,
    and 1999.......................................................29

    Consolidated Statement of Stockholders'
    Equity, Years Ended December 31, 2001, 2000
    and 1999. .....................................................30

    Consolidated Statement of Cash Flows,
    Years Ended December 31, 2001, 2000 and
    1999    .......................................................31

    Notes to Consolidated Financial
    Statements.....................................................33

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

                         REPORT OF INDEPENDENT AUDITORS















To The Board of Directors and Shareholders of Security National Financial Corporation

We have audited the accompanying consolidated balance sheet of Security National Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the three years in the period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the amounts included in the consolidated financial statement schedules as listed in the accompanying index under Item 8. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





TANNER + CO.

Salt Lake City, Utah
March 26, 2002

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                                             December 31,
Assets:                                                 2001             2000
-------                                                 ----             ----
Insurance-related investments:
Fixed maturity securities
  held to maturity, at amortized cost (market
  $28,697,986 and $39,283,266 for 2001 and 2000)     $27,799,909   $39,384,168
Fixed maturity securities available
  for sale, at market (cost $20,565,833 in 2001
  and 23,556,864 in 2000)                             21,470,729    23,504,989
Equity securities available for sale,
  at market (cost $1,605,980 and $1,617,363
  for 2001 and 2000)                                   2,641,549     2,774,077
Mortgage loans on real estate                         15,479,305    17,435,178
Real estate, net of accumulated
  depreciation and allowances for
  losses of $3,523,913 and $3,088,761
  for 2001 and 2000                                    9,051,691     8,564,395
Policy, student and other loans                       11,277,975    11,277,742
Short-term investments                                 1,453,644     1,027,927
                                                   -------------  ------------
     Total insurance-related investments              89,174,802   103,968,476
Restricted assets of cemeteries and mortuaries         5,339,436     4,841,819
Cash                                                   8,757,246    11,275,030
Receivables:
  Trade contracts                                      6,945,274     5,342,380
 Mortgage loans sold to investors                     50,695,073    26,886,162
  Receivable from agents                               2,061,541     2,225,784
  Receivable from officers                               102,200       111,500
  Other                                                1,183,927     3,503,320
                                                   ------------- -------------
     Total receivables                                60,988,015    38,069,146
  Allowance for doubtful accounts                     (2,287,241)   (1,656,223)
                                                   ------------- -------------
  Net receivables                                     58,700,774    36,412,923
Policyholder accounts on deposit
  with reinsurer                                       7,148,068     7,434,750
Land and improvements held for sale                    8,346,448     8,485,523
Accrued investment income                              1,059,789     1,302,552
Deferred policy and pre-need
  acquisition costs                                   14,453,023    13,603,182
Property, plant and equipment, net                    10,802,387    10,824,700
Cost of insurance acquired                             7,615,348     8,729,264
Excess of cost over net assets
  of acquired subsidiaries                             1,065,045     1,172,599
Other                                                    597,209       695,683
                                                   ------------- -------------
     Total assets                                   $213,059,575  $208,746,501
                                                   ============= =============



See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                                                            December 31,
                                                            ------------
                                                       2001             2000
                                                       ----             ----

Liabilities:
------------
Future life, annuity, and other
  policy benefits                                 $140,504,866     $140,000,344
Unearned premium reserve                             1,785,977        1,754,980
Bank loans payable                                   8,461,900        9,805,118
Notes and contracts payable                          3,635,776        4,240,830
Deferred pre-need cemetery and funeral
  contracts revenues and estimated
  future cost of pre-need sales                      9,338,353        8,679,199
Accounts payable                                     1,319,319        1,242,407
Funds held under reinsurance treaties                1,379,640        1,417,216
Other liabilities and accrued expenses               5,552,799        4,115,920
Income taxes                                         6,874,597        6,124,512
                                                 -------------    -------------
     Total liabilities                             178,853,227      177,380,526

Commitments and contingencies                               --               --

Minority interest                                    4,237,030        4,624,614

Stockholders' Equity:
--------------------
Common stock:
     Class A: $2 par value, authorized
         10,000,000 shares, issued 5,363,591
         shares in 2001 and 5,107,631 shares
         in 2000                                    10,727,182       10,215,262
     Class C: $0.20 par value, authorized
         7,500,000 shares, issued 6,113,430
         shares in 2001 and 5,827,805 shares
         in 2000                                     1,222,686        1,165,561
                                                 -------------    -------------
Total common stock                                  11,949,868       11,380,823
Additional paid-in capital                          10,168,523       10,054,714
Accumulated other comprehensive income, net of
  deferred taxes (benefit) of $212,734 and
  $(66,043) for 2001 and 2000                        1,223,930          836,751
Retained earnings                                    9,989,230        7,831,306
Treasury stock at cost (1,294,716 Class
     A shares and 68,332 Class C shares in
     2001; 1,233,064 Class A shares and
     65,078 Class C shares in 2000, held
     by affiliated companies)                       (3,362,233)      (3,362,233)
                                                 -------------    -------------
Total stockholders' equity                          29,969,318       26,741,361
                                                 -------------    -------------
  Total liabilities and stockholders' equity      $213,059,575     $208,746,501
                                                 =============    =============

See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statement of Earnings


                                                Years Ended December 31,
                                        2001            2000           1999
                                        ----            ----           ----
Revenues:
--------
Insurance premiums and
  other considerations               $13,150,875     $12,875,585    $13,175,825
Net investment income                 12,946,499      12,136,072     10,631,302
Net mortuary and cemetery sales       10,603,451       9,416,927     10,178,246
Realized gains on
  investments and other assets            10,428         423,805        313,013
Mortgage fee income                   40,086,097      22,921,585     14,503,388
Other                                    151,945         304,886        855,604
                                    ------------    ------------   ------------
  Total revenue                       76,949,295      58,078,860     49,657,378

Benefits and expenses:
---------------------
Death benefits                         5,354,522       3,959,811      4,780,063
Surrenders and other
  policy benefits                      1,467,323       1,702,251      1,494,863
Increase in future policy benefits     4,953,008       7,268,720      5,700,784
Amortization of deferred
  policy and pre-need acquisition
  costs and cost of insurance acquired 3,870,158       3,188,752      4,857,662
General and administrative expenses:
  Commissions                         29,859,295      18,401,314     11,850,763
  Salaries                             9,027,523       7,667,263      7,409,298
  Other                               13,360,362       9,890,197      7,698,779
Interest expense                       2,790,627       2,126,169      1,119,402
Cost of goods and services
  sold of the mortuaries
  and cemeteries                       2,494,367       2,628,260      3,294,983
                                    ------------    ------------   ------------

  Total benefits and expenses         73,177,185      56,832,737     48,206,597
                                    ------------    ------------   ------------

Earnings before income taxes           3,772,110       1,246,123      1,450,781
Income tax expense                      (913,539)       (304,640)      (230,516)
Minority income                          (17,791)        (45,754)      (244,370)
                                    ------------    ------------   ------------
  Net earnings                        $2,840,780        $895,729       $975,895
                                    ============    ============   ============

Net earnings per common share               $.63            $.21           $.22
                                    ============    ============   ============

  Weighted average
    outstanding common shares          4,506,476       4,317,779      4,397,141

Net earnings per common share-
  assuming dilution                         $.63            $.21           $.22
                                    ============    ============   ============

  Weighted average
    outstanding common shares
    assuming-dilution                  4,506,858       4,335,044      4,397,141

See accompanying notes to consolidated financial statements.




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity

                                                                      Accumulated
                                                       Additional        Other
                               Class         Class      Paid-in      Comprehensive   Retained      Treasury
                                 A             C        Capital          Income      Earnings       Stock         Total
                             --------       -------     ---------         ------     --------       ------        -----
Balance at
  December 31, 1998         $9,234,660    $1,089,319   $9,596,444    $1,081,113    $7,474,783     $(1,796,060)  $26,680,259

Comprehensive income:
  Net earnings                      --            --           --            --       975,895              --       975,895
  Unrealized gain on securities     --            --           --      (415,422)           --              --      (415,422)
                                                                                                               ------------
Total comprehensive income          --            --           --            --            --              --       560,473
                                                                                                               ------------
Stock dividends                463,344        52,910      419,456            --      (935,710)             --         --
Conversion Class C
  to Class A                    31,160       (31,159)          (1)           --            --              --         --
Stock issued (canceled)         (1,702)           --           43            --         1,672              --            13
Purchase of treasury stock          --            --           --            --            --        (751,052)     (751,052)
                          ------------  ------------ ------------  ------------   -----------    ------------  ------------

Balance at
  December 31, 1999          9,727,462     1,111,070   10,015,942       665,691     7,516,640      (2,547,112)   26,489,693
                          ------------  ------------ ------------  ------------   -----------    ------------  ------------

Comprehensive income:
  Net earnings                      --            --           --            --       895,729            --         895,729
  Unrealized gain on securities     --            --           --       171,060          --              --         171,060
                                                                                                               ------------
Total comprehensive income          --            --           --          --            --              --       1,066,789
                                                                                                               ------------
Stock dividends                486,786        55,503       38,774          --        (581,063)           --             --
Conversion Class C
  to Class A                     1,014        (1,012)          (2)         --            --              --             --
Purchase of treasury stock        --             --           --           --            --        (815,121)       (815,121)
                          ------------  ------------ ------------  -----------    ----------    ------------    ------------

Balance at
  December 31, 2000         10,215,262     1,165,561   10,054,714      836,751     7,831,306      (3,362,233)    26,741,361
                          ------------  ------------ ------------  -----------    ----------    ------------   ------------

Comprehensive income:
  Net earnings                      --          --         --            --        2,840,780             --       2,840,780
  Unrealized gain on
    securities                      --          --         --         387,179          --                           387,179
                                                                                                               ------------
Total comprehensive income          --          --         --            --            --                --       3,227,959
                                                                                                                ------------
Stock dividends                510,826        58,221     113,809         --         (682,856)            --            --
Conversion Class C
  to Class A                     1,094       (1,096)        --           --            --                --             (2)
Purchase of treasury stock          --           --         --           --            --                --            --
                          ------------    ---------- ------------  ----------    ----------    ------------    ------------

Balance at
  December 31, 2001        $10,727,182    $1,222,686 $10,168,523   $1,223,930    $9,989,230     $(3,362,233)   $29,969,318
                           ===========    ========== ===========   ==========    ==========    ============   ============

See accompanying notes to consolidated financial statements.




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows


                                                                 Year Ended December 31,
                                                        2001             2000            1999
                                                        ----             ----            ----
Cash flows from operating activities:
     Net earnings                                    $2,840,780        $895,729        $975,895
     Adjustments to reconcile net earnings
       to net cash provided by
            operating activities:
          Realized gains on investments
            and other assets                            (10,428)       (423,805)       (313,013)
          Depreciation                                1,350,372       1,202,158       1,187,426
          Provision for losses on real estate
            accounts and loans receivable               793,194         219,269         150,981
          Amortization of goodwill, premiums,
            and discounts                               197,793         214,355         263,572
          Provision for deferred income taxes           522,047         259,952        228,464
          Policy and pre-need acquisition
            costs deferred                           (3,834,432)     (5,365,417)     (3,886,279)
          Policy and pre-need acquisition costs
            amortized                                 3,045,996       2,320,710       3,992,522
          Cost of insurance acquired amortized          824,162         868,042         865,140
     Change in assets and liabilities net of
       effects from purchases and disposals of
          subsidiaries:
          Land and improvements held for sale           139,075          37,164        (116,962)
          Future life and other benefits              5,734,205       7,023,493       5,012,923
          Receivables for mortgage loans sold       (24,786,179)      2,185,751      (7,890,885)
          Other operating assets and liabilities      2,400,265       1,028,892        (959,832)
                                                   ------------    ------------    ------------
              Net cash provided by (used in)
                operating activities                (10,783,150)     10,466,293        (490,048)
Cash flows from investing activities:
     Securities held to maturity:
          Purchase - fixed maturity securities         (402,995)     (4,801,309)     (1,207,177)
          Calls and maturities - fixed
            maturity securities                      12,086,818       5,137,323       6,658,968
     Securities available for sale:
          Purchases - equity securities                      --        (418,365)       (507,404)
          Sales - equity securities                   2,826,094       4,797,396       2,906,278
     Purchases of short-term investments            (14,301,717)     (7,523,432)     (9,131,204)
     Sales of short-term investments                 13,876,000       7,785,815      19,384,434
     Purchases of restricted assets                    (497,617)       (604,345)       (119,479)
     Mortgage, policy, and other loans made          (3,114,060)     (3,016,125)    (10,891,562)
     Payments received for mortgage,
       policy, and other loans                        5,626,747       4,782,778       4,770,423
     Purchases of property, plant, and equipment     (1,006,824)     (1,719,120)       (767,383)
     Disposal of property and equipment                      --         625,507         190,000
     Purchases of real estate                          (784,677)     (1,329,347)       (421,230)
     Sale of real estate                                195,562              --         334,500
                                                   ------------    ------------    ------------
              Net cash provided by
                investing activities                 14,503,331       3,716,776      11,199,164

                                       31



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (Continued)


                                                               Year Ended December 31,
                                                      2001            2000            1999
                                                      ----            ----            ----

Cash flows from financing activities:
     Annuity and pre-need contract receipts         9,707,844       8,714,642      10,522,726
     Annuity and pre-need contract withdrawals    (13,997,537)    (13,935,567)    (15,183,240)
     Repayment of bank loans and
          notes and contracts payable              (2,698,272)     (1,652,036)     (1,545,957)
     Proceeds from borrowings on bank
          loans and notes and contracts
             payable                                  750,000       1,044,202         890,500
     Purchase of treasury stock                            --        (815,121)       (751,052)
     Net change in line of credit
          for financing of mortgage loans                  --      (8,687,023)      1,109,775
                                                 ------------    ------------    ------------
     Net cash used in financing activities         (6,237,965)    (15,330,903)     (4,957,248)
                                                 ------------    ------------    ------------
Net change in cash                                 (2,517,784)     (1,147,834)      5,751,868

Cash at beginning of year                          11,275,030      12,422,864       6,670,996
                                                 ------------    ------------    ------------

Cash at end of year                                $8,757,246     $11,275,030     $12,422,864
                                                 ============    ============    ============


See accompanying notes to the consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999



1)       Significant Accounting Principles

General Overview of Business

Security National Financial Corporation and its wholly-owned subsidiaries (the "Company") operates in three main business segments; life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the intermountain west, California, Florida, Oklahoma, and Texas. The cemetery and mortuary segment of the Company consists of five cemeteries in Utah, one cemetery in California, eight mortuaries in Utah and five mortuaries in Arizona. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in California, Colorado, Florida, Utah, Arizona and Texas.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles which, for the life insurance subsidiaries, differ from statutory accounting principles prescribed or permitted by regulatory authorities.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


1) Significant Accounting Principles (Continued)
   ---------------------------------

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

Estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company. The Company's subsidiaries at December 31, 2001, are as follows:

Security National Life Insurance Company
Security National Mortgage Company
Memorial Estates, Inc.
Memorial Mortuary
Paradise Chapel Funeral Home
Singing Hills Memorial Park
Cottonwood Mortuary, Inc.
Deseret Memorial, Inc.
Holladay Cottonwood Memorial Foundation
Holladay Memorial Park
Camelback Sunset Funeral Home, Inc.
Greer-Wilson Funeral Home
Crystal Rose Funeral Home
Hawaiian Land Holdings
SSLIC Holding Company
Insuradyne Corporation
Southern Security Life Insurance Company (75%)

All significant intercompany transactions and accounts have been eliminated in consolidation.

On December 17, 1998, the Company purchased all of the outstanding shares of common stock of SSLIC Holding Company (formerly Consolidare Enterprises, Inc.), (SSLIC Holding) and Insuradyne Corporation (Insuradyne) for a total cost of $12,248,194. SSLIC Holding owns approximately 75% of the outstanding shares of common stock of Southern Security Life Insurance Company (Southern Security). The acquisition was accounted for using the purchase method.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


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

Policy, student, and other loans - at the aggregate unpaid balances, less allowances for possible losses.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


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

Future Life, Annuity and Other Policy Benefits

Future policy benefit reserves for traditional life insurance are computed using a net level method, including assumptions as to investment yields, mortality, morbidity, withdrawals, and other assumptions based on the life insurance subsidiaries experience, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations. Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity. The range of assumed interest rates for all traditional life insurance policy reserves was 4.5% to 10.0% in 2001, 2000, and 1999. Benefit reserves for traditional limited-payment life insurance policies include the deferred portion of the premiums received during the premium-paying period. Deferred premiums are recognized as income over the life of the policies. Policy benefit claims are charged to expense in the period the claims are incurred.

Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for interest-sensitive insurance products ranged from 4% to 6.5% in 2001, 2000 and 1999.

Participating Insurance

Participating business constitutes 6%, 6%, and 5% of insurance in force for 2001, 2000 and 1999, respectively. The provision for policyholders' dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

Reinsurance

The Company follows the procedure of reinsuring risks in excess of $75,000 to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. The Company remains liable for amounts ceded in the event the reinsurers are unable to meet their obligations.

The Company has entered into coinsurance agreements with unaffiliated insurance companies under which the Company assumed 100% of the risk for certain life insurance policies and certain other policy-related liabilities of the insurance company.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


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

Prearranged funeral and pre-need cemetery customer obtaining costs - costs incurred related to obtaining new pre-need cemetery and prearranged funeral business are accounted for under the guidance of the provisions of Statement of Financial Accounting Standards No. 60 "Accounting and Reporting by Insurance Enterprises" (FAS No. 60). Obtaining costs, which include only costs that vary with and are primarily related to the acquisition of new pre- need cemetery and prearranged funeral business, are deferred until the merchandise is delivered or services are performed.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


1)  Significant Accounting Principles (Continued)
    ---------------------------------

Mortgage Operations

Mortgage fee income is generated through the origination and refinancing of mortgage loans and is deferred until such loans are determined to be sold in accordance with FAS No. 140.

All loans are sold to third party investors and the Company does not retain servicing rights. The amounts sold to investors are shown on the balance sheet as mortgage loans sold to investors and are shown on the basis of the amount due from the each investor. Any impairment to sold loans or possible loan losses are included in the provision for doubtful accounts. At December 31, 2001 and 2000 the provision for doubtful loan losses was not significant.

Excess of Cost Over Net Assets of Acquired Businesses

Previous acquisitions have been accounted for as purchases under which assets acquired and liabilities assumed were recorded at their fair values. The excess of cost over net assets of acquired businesses is being amortized over a range of fifteen to twenty years using the straight-line method. The Company periodically evaluates the recoverability of amounts recorded. Accumulated amortization was $1,269,816 and $1,162,262 at December 31, 2001 and 2000,
respectively.

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

The Company has two fixed option plans (the "1993 Plan" and the "2000 Plan"). In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans. Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net income would have been reduced by approximately $3,143, $0, and $203,000 in 2001, 2000, and 1999, respectively. As a result, basic and diluted earnings per share would have been reduced by $0, $0, and $0.05 in 2001, 2000, and 1999 respectively.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


1)  Significant Accounting Principles (Continued)
    ---------------------------------

The weighted average fair value of options granted in 2001 under the 1993 Plan and the 2000 Plan is estimated at $1.25 as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, volatility of 31.8%, risk-free interest rate of 5.14%, and an expected life of five to ten years.

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

Recent Accounting Pronouncement

The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) which changes the Company's accounting policies regarding the manner in which the Company records pre-need sales activities. The implementation of SAB No. 101 did not have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

The change in the Company's accounting policies resulting from implementation of SAB No. 101 has been treated as a change in accounting principle effective as of January 1, 2000. The cumulative effect of the accounting change through December 31, 1999 was negligible. The following table shows the unaudited proforma effects of retroactive application using the newly adopted accounting policies compared to historical results for the year ended December 31, 1999. There were no changes in net earnings or net earnings per common share for this period since the Company's previous accounting practice did not recognize any significant profits on pre-need sales. The Company's previous accounting practice recorded pre-need sales as revenue but also recorded approximately an equal amount for the sum of the future merchandise cost and sales expense. Implementing SAB 101 changed this practice to defer these pre-need sales and costs to when the merchandise is delivered or the services are performed.


                                              1999
                                             -----
                               Proforma                     Historical
                              ---------                    -----------
      Revenues               $48,632,000                   $49,657,000
   Total benefits
      and expenses            47,181,000                    48,207,000

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Other Intangibles SFAS No. 142). SFAS No. 141 and No. 142 are effective for the Company on July 1, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement also establishes specific criteria for recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement 121 and APB Opinion No. 30. However, this Statement retains certain fundamental provisions of Statement 121, namely; recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. The Statement also retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations. This Statement also Amends ARB No. 51 to eliminate the exception of consolidation for a temporarily controlled subsidiary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

The Company is evaluating the possible effects the adoption of these statements may have on the Company's consolidated financial statements.

The Company adopted Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financing Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 (FAS 140) on April 1, 2001. This standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of FAS 125's provisions without reconsideration. This Statement is effective for recognition and reclassification of collateral and for disclosures relative to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of FAS 140 did not have a material impact on the Company's financial position or results of operations.




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999

2)  Investments

         The Company's investments in fixed maturity securities held to maturity and equity securities available for sale are summarized as follows:

                                                              Gross        Gross        Estimated
                                             Amortized     Unrealized    Unrealized        Fair
                                               Cost          Gains         Losses         Value
                                             --------      ---------     ----------     ---------
December 31, 2001:
Fixed maturity securities held to maturity:
   Bonds:
     U.S. Treasury securities
     and obligations of U.S.
     Government agencies                    $4,212,280      $227,447       $    --     $4,439,726

     Obligations of states and
     political subdivisions                    180,660        12,507        (7,684)       185,484

     Corporate securities
     including public utilities             19,206,038       736,038      (168,158)    19,773,918

     Mortgage-backed securities              4,172,926        98,203          (578)     4,270,550

   Redeemable preferred stock                   28,005         7,350        (7,047)        28,308
                                           -----------   -----------   -----------    -----------

           Total fixed maturity
           securities held to maturity     $27,799,909    $1,081,545     $(183,467)   $28,697,986
                                           ===========   ===========   ===========    ===========

Securities available for sale:
   Bonds
     U.S. Treasury securities
     and obligations of U.S.
     Government agencies                      $594,568       $58,415      $     --       $652,983

     Corporate securities
           including public utilities       19,971,265       846,481            --     20,817,746

   Nonredeemable preferred stock                56,031        32,150        (6,931)        81,250

   Common stock                              1,549,949     1,523,382      (513,032)     2,560,299
                                           -----------   -----------   -----------    -----------

           Total securities
           available for sale              $22,171,813    $2,460,428     $(519,963)   $24,112,278
                                           ===========   ===========   ===========    ===========

   Restricted equity securities (note 7)      $172,391      $275,920       $(5,602)      $442,709
                                           ===========   ===========   ===========    ===========




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999

2)  Investments

     The Company's investments in fixed maturity securities held to maturity and equity securities available for sale are summarized as follows:

                                                           Gross          Gross         Estimated
                                           Amortized     Unrealized     Unrealized         Fair
                                             Cost          Gains         Losses          Value
                                           --------      ---------     ----------      ---------
December 31, 2000:
Fixed maturity securities held to maturity:
   Bonds:
     U.S. Treasury securities
     and obligations of U.S.
     Government agencies                   $12,900,371      $182,637       $(4,809)   $13,078,199

     Obligations of states and
     political subdivisions                    183,399        12,829        (7,903)       188,325

     Corporate securities
     including public utilities             20,951,532       322,660      (584,886)    20,689,306

     Mortgage-backed securities              5,320,861        30,737       (55,620)     5,295,978

   Redeemable preferred stock                   28,005        10,500        (7,047)        31,458
                                           -----------   -----------   -----------    -----------

           Total fixed maturity
           securities held to maturity     $39,384,168      $559,363     $(660,265)   $39,283,266
                                           ===========   ===========   ===========    ===========

Securities available for sale:
   Bonds
     U.S. Treasury securities
     and obligations of U.S.
     Government agencies                    $3,367,096       $45,003         $(648)    $3,411,451

     Corporate securities
           including public utilities       20,124,932        91,913      (188,214)    20,028,631

     Mortgage-backed securities                 64,836            71            --         64,907

   Nonredeemable preferred stock                56,031        29,750        (9,044)        76,737

   Common stock                              1,561,332     1,596,254      (460,246)     2,697,340
                                           -----------   -----------   -----------    -----------

           Total securities
           available for sale              $25,174,227    $1,762,991     $(658,152)   $26,279,066
                                           ===========   ===========   ===========    ===========

   Restricted equity securities (note 7)      $172,391      $215,410       $(3,019)      $384,782
                                           ===========   ===========   ===========    ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


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

     The amortized cost and estimated fair value of fixed maturity securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Estimated
                               Amortized        Fair
Held to Maturity:                Cost          Value
                              ----------     ---------

Due in 2002                   $5,524,410    $5,631,885
Due in 2003 through 2006      13,401,476    14,024,814
Due in 2007 through 2011       3,745,930     3,699,128
Due after 2011                   927,162     1,043,301
Mortgage-backed securities     4,172,926     4,270,550
Redeemable preferred stock        28,005        28,308
                             -----------   -----------
                             $27,799,909   $28,697,986
                             ===========   ===========


                                            Estimated
                              Amortized       Fair
Available for Sale:             Cost          Value
                             ----------     ---------

Due in 2002                   $3,333,806    $3,371,856
Due in 2003 through 2006      13,382,582    14,043,241
Due in 2007 through 2011       3,751,727     3,949,820
Due after 2011                    97,718       105,812
Mortgage-backed securities            --            --
                             -----------   -----------
                             $20,565,833   $21,470,729
                             ===========   ===========


The Company's realized gains and losses in investments are summarized as follows:

                                2001         2000        1999
                                ----         ----        ----
Fixed maturity securities
held to maturity:
Gross realized gains          $20,228       $3,125      $87,859
Gross realized losses            (565)         (53)      (1,895)

Securities available
    for sale:
Gross realized gains                6      884,199       14,138
Gross realized losses            (111)    (463,466)         (12)

Other assets                   (9,130)          --      212,923
                            ---------    ---------    ---------
        Total                 $10,428     $423,805     $313,013
                            =========    =========    =========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


2)  Investments (Continued)
    -----------

Generally gains and losses from held to maturity securities are a result of early calls and related amortization of premiums or discounts.

Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential and commercial loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. The Company has 65% of its mortgage loans in the state of Utah.

Investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available for sale securities) at December 31, 2001, other than investments issued or guaranteed by the United States Government, are as follows:

                                                      Carrying Amount
                                                      ---------------
   Dean Witter Discover                                 $4,352,714
   Philip Morris, Inc.                                   6,013,232

Major categories of net investment income are as follows:

                            2001            2000            1999
                            ----            ----            ----

Fixed maturity
  securities            $3,776,132      $4,629,916      $4,720,838
Equity securities           49,281         235,491         226,857
Mortgage loans
  on real estate         1,570,478       1,735,590       1,451,214
Real estate              1,548,507       1,507,239       1,711,771
Policy loans               630,352         641,272         725,383
Short-term
  investments              379,562         402,350         650,035
Other                    5,973,092       3,962,362       2,142,527
                      ------------    ------------    ------------
  Gross investment
    income              13,927,404      13,114,220      11,628,625
Investment expenses       (980,905)       (978,148)       (997,323)
                      ------------    ------------    ------------
Net investment
  income               $12,946,499     $12,136,072     $10,631,302
                      ============    ============    ============

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of approximately $872,000, $717,000 and $733,000 for 2001, 2000, and 1999, respectively.

Investment expenses consist primarily of depreciation, property taxes and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $8,829,559 at December 31, 2001 and $8,815,733 at December 31, 2000.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


3)  Cost of Insurance Acquired

Information with regard to cost of insurance acquired is as follows:

                              2001            2000            1999
                              ----            ----            ----
Balance at
  beginning of year        $8,729,264      $9,597,306     $10,462,446
Cost of insurance
  acquired                   (289,754)             --              --

Imputed interest at 7%        572,061         641,325         732,371
Amortization               (1,396,223)     (1,509,367)     (1,597,511)
                         ------------    ------------    ------------
Net amortization
  charged to income          (824,162)       (868,042)       (865,140)
                         ------------    ------------    ------------
Balance at end
  of year                  $7,615,348      $8,729,264      $9,597,306
                         ============    ============    ============

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $737,000, $679,000, $626,000, $572,000, and $520,000 for
the years 2002 through 2006. Actual amortization may vary based on changes in assumptions or experience.

4) Property, Plant and Equipment

The cost of property, plant and equipment is summarized below:

                                    December 31,
                                    ------------
                                2001           2000
                                ----           ----

Land and Buildings         $10,930,790     $10,828,916
Furniture and equipment      7,557,210       6,694,925
                          ------------    ------------
                            18,488,000      17,523,841
Less accumulated
     depreciation           (7,685,613)     (6,699,141)
                          ------------    ------------
     Total                 $10,802,387     $10,824,700
                          ============    ============


5)   Bank Loans Payable and Lines of Credit

Bank loans payable are summarized as follows:

                                                     December 31,
                                                     ------------
                                                 2001            2000
                                                 ----            ----
6.59% note payable in monthly installments
 of $34,680 including principal and
 interest, collateralized by 15,000
 shares of Security National Life stock,
 due December 2004                             $1,101,543   $1,425,967

10% note payable in monthly installments
  of $8,444 including principal and
  interest, collateralized by real property,
 which book value is approximately
  $1,013,000, due January 2013                    680,020      711,608

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


5)  Bank Loans Payable and Lines of Credit (Continued)
    --------------------------------------

                                                             December 31,
                                                            ------------
                                                        2001         2000
                                                        ----         ----
One year treasury constant
 maturity plus 2.75% (8.03%
 at December 31, 2001) note
 payable in monthly installments
 of $6,000, including principal
 and interest, collateralized by
 real property, which book value
 is approximately $332,000, due October 2002           $48,971     $120,824

6.93% note payable in monthly
 installments of $20,836, including
 principal and interest, collateralized
 by real property, which book value is
 approximately $991,000, due November 2007           1,590,487    1,662,768

$4,171,803 revolving line of credit at
 6.15% interest payable monthly and a
 reduction in principal due in semi-annual
 installments collateralized by
 15,000 shares of Security National
 Life Insurance Company stock,
 due December 2005                                   3,703,767    4,904,426

Bank prime rate plus 1/2% (5.25%
 at December 31, 2001) note payable in
 monthly installments of $7,235
 including principal and interest,
 collateralized by real property,
 which book value is approximately
 $812,000, due August 2004                             235,450      301,516

Bank prime rate less 1.35% (3.40%
 at December 31, 2001) note payable
 in monthly installments of $2,736
 including principal and interest,
 collateralized by 15,000 shares
 of Security National Life Insurance
 Company stock, due December 2005                      156,549      180,893

7.35% note payable in monthly
 installments of $14,975 including
 principal and interest collaterized
 by 15,000 shares of Security National
 Life Insurance Company stock, due December 2006       750,000           --

Other collateralized bank loans payable                195,113      497,116
                                                    ----------   ----------
  Total bank loans                                   8,461,900    9,805,118

Less current installments                            1,677,683    1,596,600
                                                    ----------   ----------
  Bank loans, excluding
  current installments                              $6,784,217   $8,208,518
                                                    ==========   ==========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


5)  Bank Loans Payable and Lines of Credit (Continued)
    --------------------------------------

In addition to the lines of credit described above, the Company has line of credit agreements with banks for $2,000,000 and $5,000,000, of which none were outstanding at December 31, 2001 or 2000. The lines of credit are for general operating purposes. The $2,000,000 line of credit bears interest at the bank's prime rate and must be repaid every 30 days. The $5,000,000 line of credit bears interest at a variable rate with interest payable monthly and is collateralized by student loans equaling 115% of the unpaid principal balance.

See Note 6 for summary of maturities in subsequent years.

6)  Notes and Contracts Payable

Notes and contracts payable are summarized as follows:

                                                      December 31,
                                                     ------------
                                                 2001        2000
                                                 ----        ----
Due to former stockholders of
 Deseret Memorial, Inc. resulting
 from the acquisition of such entity
 Amount represents the present value
 discounted at 8% of monthly annuity
 payments ranging from $4,600 to $5,000
 plus an index adjustment in the 7th
 through the 12th years, due September 2011    $604,265   $628,802

Due to former stockholders of Greer
 Wilson resulting from the acquisition
 of such entity. Amount represents the
 present value discounted at 10% of monthly
 annuity payments of $7,000, due March 2005     232,259    289,865

Due to former stockholders of Civil Service
 Employees Life Insurance Company
 resulting from the acquisition of such
 entity. 7% note payable in seven annual
 installments with principal
 payments of $151,857, due December 2002        151,857    303,714

Due to former stockholders of Crystal
 Rose Funeral Home resulting from the
 acquisition of such entity. Amount
 represents the present value discounted at
 9% of monthly annuity payments of $5,350
 due February 2007                               35,420     62,892

9% note payable in monthly installments
 of $10,000 including principal and
 interest collateralized by real property,
 which book value is approximately
 $2,908,000, due July 2008                      602,653    665,318

Due to Memorial Estates Endowment Care
  Trust Fund for the remodel of the
  Cottonwood Funeral Home. 6% note
  payable in monthly installments of $5,339
  including principal and interest
  collateralized by the Funeral Home,
  which book value is approximately
  $937,000 due March 2030                       861,748    899,500

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


6)  Notes and Contracts Payable (Continued)
    ---------------------------

                                                    December 31,
                                                   ------------
                                                 2001       2000
                                                 ----       ----

Due to former shareholders of
  Southern Security Life Insurance
  Company resulting from the acquisition
  of such entity. 6.5% note payable in
  five annual installments with principal
  payments of $158,840 due April 2005         $635,361     $794,202

Other notes payable                            512,213      596,537
                                            ----------   ----------
Total notes and contracts payable            3,635,776    4,240,830
Less current installments                      600,894      615,291
                                            ----------   ----------

Notes and contracts, excluding
current installments                        $3,034,882   $3,625,539
                                            ==========   ==========

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

       2002                              $ 2,278,577
       2003                                2,199,069
       2004                                2,333,860
       2005                                1,427,640
       2006                                  652,806
    Thereafter                             3,205,724
                                         -----------
       Total                             $12,097,676
                                         ===========

Interest paid approximated interest expense in 2001, 2000 and 1999.

7)  Cemetery and Mortuary Endowment Care and Pre-need Merchandise Funds
    -------------------------------------------------------------------

The Company owns and operates several endowment care cemeteries, for which it has established and maintains an endowment care fund. The Company records a liability to the fund for each space sold at current statutory rates. The Company is not required to transfer assets to the fund until the spaces are fully paid for. As of December 31, 2000 the Company had transferred $20,373 in excess of the required contribution to the fund, and as of December 31, 2001, owed the fund $5,586.

The Company has established and maintains certain restricted asset accounts to provide for future merchandise obligations incurred in connection with its pre-need sales. Such amounts are reported as restricted assets of cemeteries and mortuaries in the accompanying balance sheet.

Assets in the restricted asset account are summarized as follows:

                                       December 31,
                                      ------------
                                   2001        2000
                                   ----        ----

Cash and cash equivalents       $475,712     $385,659
Mutual funds                     188,732      169,865
Fixed maturity securities        348,737      297,331
Equity securities                 77,778       77,778
Participation in mortgage
   loans with Security
   National Life               4,214,781    3,877,490
Time certificate of deposit       33,696       33,696
                              ----------   ----------
   Total                      $5,339,436   $4,841,819
                              ==========   ==========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


8)  Income Taxes

The Company's income tax liability at December 31 is summarized as follows:

                     December 31,
                     ------------
                2001           2000
                ----           ----
Current       $(86,569)       $57,471
Deferred     6,961,166      6,067,041
           -----------    -----------
Total       $6,874,597     $6,124,512
           ===========    ===========

Significant components of the Company's deferred tax assets and liabilities at December 31 are approximately as follows:


                                  2001            2000
                                  ----            ----
Assets
Future policy benefits        $(1,727,742)    $(2,021,798)
Unearned premium               (1,829,505)     (1,939,023)
Difference between book
   and tax basis of bonds         (43,176)        (49,498)
Net operating loss
   carryforwards expiring
   in the years
   2002 through 2010              (84,350)       (210,848)
Other                            (631,375)       (633,007)
                             ------------    ------------
Total deferred
   tax assets                  (4,316,148)     (4,854,174)

Liabilities
Deferred policy
   acquisition costs           $5,140,228      $5,213,517
Cost of insurance acquired      1,553,301       1,714,724
Installment sales               1,838,465       1,658,016
Depreciation                      643,243         653,192
Trusts                          1,162,077       1,051,602
Tax on unrealized
   appreciation                   583,213         214,337
Other                             356,789         415,827
                             ------------    ------------
Total deferred
   tax liabilities             11,277,316      10,921,215
                             ------------    ------------
Net deferred tax liability     $6,961,166      $6,067,041
                             ============    ============

The Company paid $564,327 and $94,365 in income taxes for 2001 and 2000, respectively, and did not pay any income taxes for 1999. The Company's income tax expense (benefit) is summarized as follows:

               2001       2000          1999
               ----       ----          ----
Current     $391,492    $ 44,688       $2,052
Deferred     522,047     259,952      228,464
           ---------   ---------    ---------
Total       $913,539    $304,640     $230,516
           =========   =========    =========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


8)  Income Taxes (Continued)
    ------------

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

                                         2001           2000           1999
                                         ----           ----           ----
Computed expense at
   statutory rate                    $1,282,517       $423,682       $493,266
Special deductions allowed
   small life insurance companies      (356,734)       (68,769)      (122,204)
Dividends received deduction             (6,405)       (24,418)       (24,401)
Minority interest taxes                  (7,466)       (19,222)      (102,828)
Other, net                                1,627         (6,633)       (13,317)
                                    -----------    -----------    -----------
   Tax expense                         $913,539       $304,640       $230,516
                                    ===========    ===========    ===========

A portion of the life insurance income earned prior to 1984 was not subject to current taxation but was accumulated for tax purposes, in a "policyholders' surplus account." Under provisions of the Internal Revenue Code, the policyholders' surplus account was frozen at its December 31, 1983 balance and will be taxed generally only when distributed. As of December 31, 2001, the policyholders' surplus accounts approximated $4,500,000. Management does not intend to take actions nor does management expect any events to occur that would cause federal income taxes to become payable on that amount. However, if such taxes were accrued, the amount of taxes payable would be approximately $1,500,000.

The insurance companies have remaining loss carry forwards of approximately $620,000, approximately $286,000 of which is subject to an annual limitation of approximately $300,000.

9)       Reinsurance, Commitments and Contingencies

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $30,000 to $75,000 at December 31, 2001 and 2000. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to $838,421,000 at December 31, 2001 and $580,287,000 at December 31, 2000.

As part of the acquisition of Southern Security, the Company has a co-insurance agreement with The Mega Life and Health Insurance Company ("MEGA"). On December 31, 1992 Southern Security ceded to MEGA 18% of all universal life policies in force at that date. MEGA is entitled to 18% of all future premiums, claims, policyholder loans and surrenders relating to the ceded policies. In addition, Southern Security receives certain commission and expense reimbursements. The funds held related to reinsurance treaties of $1,379,640 and policyholders' account balances on deposit with reinsurer of $7,148,068 represent the 18% share of policy loans and policyholder account balances ceded to MEGA as of December 31, 2001.

Mortgage loans originated and sold to unaffiliated investors are sold subject to certain recourse provisions.

The Company is a defendant in various other legal actions arising from the normal conduct of business. Management believes that none of the actions will have a material effect on the Company's financial position or results of operations.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


10)      Retirement Plans

The Company and its subsidiaries have a noncontributory Employee Stock Ownership Plan (ESOP) for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,040 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors. The Company's contributions are allocated to eligible employees based on the ratio of each eligible employee's compensation to total compensation for all eligible employees during each year. ESOP contribution expense totaled $191,557, $0, and $56,277 for 2001, 2000, and 1999, respectively. At December 31, 2001 the ESOP held 577,402 shares of Class A and 1,341,575 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has a 401(k) savings plan covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions up to the lesser of 15% of total annual compensation or the statutory limits. The Company may match up to 50% of each employee's investment in Company stock, up to 1/2% of the employee's total annual compensation. The Company's match will be Company stock and the amount of the match will be at the discretion of the Company's Board of Directors. The Company's matching 401(k) contributions for 2001, 2000, and 1999 were approximately $18,458, $0, and $3,858 respectively. Also, the Company may contribute at the discretion of the Company's Board of Directors an Employer Profit Sharing Contribution to the 401-K savings plan. The Employer Profit Sharing Contribution shall be divided among three different classes of participants in the plan based upon the participant's title in the Company. The Company contribution for 2001, 2000 and 1999 were $260,350, $0, and $130,958, respectively. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee.

In 2001, the Company's Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company's Board of Directors. The Company's contribution for 2001 was $220,038.

The Company has Deferred Compensation Agreements with its Chief Executive Officer and its recent Senior Vice President. The Deferred Compensation is payable on the retirement or death of these individuals either in monthly installments (120 months) or in a lump sum settlement, if approved by the Board of Directors. The amount payable is $60,000 per year with cost of living adjustments each anniversary. The Compensation Agreements also provides that any remaining balance will be payable to their heirs in the event of their death. In addition the Agreement provides that the Company will pay the Group Health coverages for these individuals and/or their spouses. In 2001 the Company increased its liability for these future obligations by $483,080. The current balance as of December 31, 2001 is $671,000.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999

11)  Capital Stock

The following table summarizes the activity in shares of capital stock for the three year period ended December 31, 2001:

                                      Class A      Class C
                                      -------      -------
Balance at December 31, 1998        4,617,330     5,446,595

Stock Dividends                       231,672       264,550
Conversion of Class C to Class A       15,580      (155,795)
Stock Issued (canceled)                  (851)           --
                                   ----------    ----------

Balance at December 31, 1999        4,863,731     5,555,350

Stock Dividends                       243,393       277,515
Conversion of Class C to Class A          507        (5,060)
                                   ----------    ----------

Balance at December 31, 2000        5,107,631     5,827,805

Stock Dividends                       255,413       291,104
Conversion of Class C to Class A          547        (5,479)
                                   ----------    ----------

Balance at December 31, 2001        5,363,591     6,113,430
                                   ==========    ==========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


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

Stockholders of both classes of common stock have received 5% stock dividends in the years 1989 through 2001, as authorized by the Company's Board of Directors.

The Company has Class B Common Stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B Common Stock.

In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                    2001         2000        1999
                                    ----         ----        ----

Numerator:
   Net income                   $2,840,780     $895,729     $975,895
                                ==========   ==========   ==========

Denominator:
   Denominator for basic
     earnings per share-
     weighted-average
     shares                      4,506,476    4,317,779    4,397,141

   Effect of
     dilutive securities:
     Employee stock
       options                         382       17,265           --
     Stock appreciation
       rights                           --           --           --
                                ----------   ----------   ----------

   Dilutive potential
     common shares                     382       17,265           --
                                ----------   ----------   ----------

   Denominator
     for diluted earnings per
     share-adjusted
     weighted-average
     shares and assumed
     conversions                 4,506,858    4,335,044    4,397,141
                                ==========   ==========   ==========
   Basic earnings per share           $.63         $.21         $.22
                                ==========   ==========   ==========
   Diluted earnings per share         $.63         $.21         $.22
                                ==========   ==========   ==========

There are no dilutive effects on net income for purpose of this calculation.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


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

Activity of the 1987 Plan is summarized as follows:

                                      Number       Option
                                     of Shares     Price
                                    ----------  -----------
Outstanding at December 31, 1998     163,170   $4.08 - $4.49

   Dividend                            8,159
   Exercised                              --
                                -------------

Outstanding at December 31, 1999     171,329   $3.89 - $4.28

   Dividend                            8,566
   Exercised                              --
                               -------------

Outstanding at December 31, 2000     179,895   $3.70 - $4.07
                               -------------

   Dividend                            8,995
   Exercised                              --
                               -------------

Outstanding at December 31, 2001     188,890   $3.53 - $3.88
                               =============

Exercisable at end of year           188,890
                               =============

Available options for future grant
   1987 Stock Incentive Plan             -0-
                               =============

On  June  21,  1993,  the  Company  adopted  the  Security  National   Financial
Corporation 1993 Stock Incentive Plan (the "1993 Plan"), which reserved 300,000 shares of Class A Common Stock for issuance thereunder.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


12)  Deferred Compensation Plans (Continued)
     ---------------------------

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


12)  Deferred Compensation Plans (Continued)
     ---------------------------

Activity of the 1993 Plan is summarized as follows:

                                      Number        Option
                                     of Shares      Price
                                    -----------  -------------
Outstanding at December 31, 1998      407,339    $2.34 - $4.16

   Dividend                            24,762
   Granted                            190,000
   Expired                           (102,103)
                                -------------

Outstanding at December 31, 1999      519,998    $2.22 - $3.96

   Dividend                            27,313
   Granted                             26,000
                                -------------

Outstanding at December 31, 2000      573,311    $2.12 - $3.77

   Dividend                            36,765
   Granted                            172,500
   Expired                            (10,513)
                                -------------

Outstanding at December 31, 2001      772,063    $2.02 - $3.59
                                =============

Exercisable at end of year            573,298
                                =============

Available options for future grant
   1993 Stock Incentive Plan          365,099
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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


12)  Deferred Compensation Plans (Continued)
     ---------------------------

The term of the 2000 Plan will be five years.

Activity of the 2000 Plan is summarized as follows:

                          Number   Option
                        of Shares   Price
                        ---------  -------
Outstanding at
December 31, 1999            0
   Dividend                200
   Granted               4,000
                         -----

Outstanding at
December 31, 2000        4,200      $2.14
   Dividend                410
   Granted               4,000
                         -----

Outstanding at
   December 31, 2001     8,610   $2.04 - $2.43
                         =====

Exercisable at
   end of year           4,412
                         =====

Available options for
   future grant 2000
   Director Plan        46,515
                        ======

13)  Statutory-Basis Financial Information

The Company's life insurance subsidiaries are domiciled in Utah and Florida and prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Utah and Florida Insurance Departments. "Prescribed" or "Permitted" statutory accounting practices are interspersed throughout state insurance laws and regulations. The National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual version effective January 1, 2001, has been adopted as a prescribed or permitted practices by the States of Utah and Florida.

Statutory   net  income  and  statutory   stockholder's   equity  for  the  life
subsidiaries as reported to state regulatory authorities, is presented below:

                                  Statutory Net Income (Loss)
                                          December 31,
                             2001            2000          1999
                             ----            ----          ----

Security National Life    $1,732,018       $796,047      $628,538
Southern Security Life      (429,143)        80,477       533,233

                                  Statutory Stockholders' Equity
                                          December 31,
                             2001          2000          1999
                             ----          ----          ----

Security National Life   $16,316,605   $14,309,515   $12,089,618
Southern Security Life     8,459,700     8,405,211     8,976,516

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999


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

The Utah and Florida Insurance Departments impose minimum risk-based capital requirements that were developed by the NAIC on insurance enterprises. The formulas for determining the risk-based capital ("RBC") specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries have a Ratio that is greater than 690% of the first level of regulatory action.

14)  Business Segment Information

Description of Products and Services by Segment

The Company has three reportable segments: life insurance, cemetery and mortuary, and mortgage loans. The Company's life insurance segment consists of life insurance premiums and operating expenses from the sale of insurance products sold by the Company's independent agency force and net investment income derived from investing policyholder and segment surplus funds. The Company's cemetery and mortuary segment consists of revenues and operating expenses from the sale of at-need cemetery and mortuary merchandise and services at its mortuaries and cemeteries and the net investment income from investing segment surplus funds. The Company's mortgage loan segment consists of loan originations fee income and expenses from the originations of residential mortgage loans and interest earned and interest expenses from warehousing pre-sold loans before the funds are received from financial institutional investors.

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




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999

14)  Business Segment Information

                                                           2001

                               Life          Cemetery/                       Reconciling
                             Insurance       Mortuary       Mortgage            Items      Consolidated
                             ---------       --------       --------            -----      ------------

Revenues:
From external sources:
   Revenue from customers    $13,150,875    $10,603,451    $40,086,097          $   --     $63,840,423
   Net investment income       7,018,047        959,655      4,968,797              --      12,946,499
   Realized gains
      on investments              10,428             --             --              --          10,428
   Other revenues                 53,053         42,356         56,536              --         151,945

Intersegment revenues:
   Net investment income       3,679,133             --             --      (3,679,133)             --
                            ------------   ------------   ------------    ------------    ------------

                              23,911,536     11,605,462     45,111,430      (3,679,133)     76,949,295
                            ------------   ------------   ------------    ------------    ------------
Expenses:
Death and other
   policy benefits             6,821,845             --             --              --       6,821,845
Increase in future
   policy benefits             4,953,008             --             --              --       4,953,008
Amortization of
   deferred policy
   and pre-need
   acquisition costs
   and cost of
   insurance acquired          3,561,895        308,263             --              --       3,870,158
Depreciation                     330,892        595,082        103,162              --       1,029,136
General, administrative
      and other costs:
   Intersegment                       --         36,672        136,867        (173,539)             --
   Other                       7,035,455      9,396,691     37,280,266              --      53,712,412
Interest expense:
   Intersegment                   98,095        243,732      3,163,767      (3,505,594)             --
   Other                         317,988        418,489      2,054,150              --       2,790,627
                            ------------   ------------   ------------    ------------    ------------
                              23,119,178     10,998,929     42,738,212      (3,679,133)     73,177,186
                            ------------   ============   ------------    ------------    ------------
Earnings (losses)
   before income taxes          $792,358       $606,533     $2,373,218         $    --      $3,772,109
                            ============   ============   ============    ============    ============

Identifiable
   assets                   $201,193,249    $38,915,291     $6,411,222    $(33,460,187)   $213,059,575
                            ============   ============   ============    ============    ============

Expenditures for
   long-lived assets            $219,762       $505,045       $323,014         $    --      $1,047,821
                            ============   ============   ============    ============    ============




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999

14)  Business Segment Information

                                                           2000

                                 Life        Cemetery/                         Reconciling
                              Insurance      Mortuary        Mortgage             Items     Consolidated
                              ---------      --------        --------             -----     ------------
Revenues:
From external sources:
   Revenue from customers    $12,875,585     $9,416,927     $22,921,585         $    --     $45,214,097
   Net investment income       8,222,688        716,813       3,196,571              --      12,136,072
   Realized gains
      on investments             423,805             --              --              --         423,805
   Other revenues                 85,927         23,479         195,480              --         304,886

Intersegment revenues:
   Net investment income       2,551,644             --              --      (2,551,644)             --
                            ------------   ------------    ------------    ------------    ------------

                              24,159,649     10,157,219      26,313,636      (2,551,644)     58,078,860
                            ------------   ------------    ------------    ------------    ------------
Expenses:
Death and other
   policy benefits             5,662,062             --              --              --       5,662,062
Increase in future
   policy benefits             7,268,720             --              --              --       7,268,720
Amortization of
   deferred policy
   acquisition costs
   and cost of
   insurance acquired          3,188,752             --              --              --       3,188,752
Depreciation                     322,418        451,259          61,744              --         835,421
General, administrative
      and other costs:
   Intersegment                       --         36,672         101,288        (137,960)             --
   Other                       5,585,178      9,369,839      22,796,596              --      37,751,613
Interest expense:
   Intersegment                       --        210,984       2,202,700      (2,413,684)             --
   Other                         394,868        518,845       1,212,456              --       2,126,169
                            ------------   ------------    ------------    ------------    ------------
                              22,421,998     10,587,599      26,374,784      (2,551,644)     56,832,737
                            ------------   ------------    ------------    ------------    ------------
Earnings (losses)
   before income taxes        $1,737,651      $(430,380)       $(61,148)      $      --      $1,246,123
                            ============   ============    ============    ============    ============

Identifiable
   assets                   $199,694,971    $36,704,436      $3,495,907    $(31,148,813)   $208,746,501
                            ============   ============    ============    ============    ============

Expenditures for
   long-lived assets            $260,836       $680,626        $220,856       $      --      $1,162,318
                            ============   ============    ============    ============    ============




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999

14)  Business Segment Information (Continued)
     ----------------------------

                                                           1999

                                 Life          Cemetery/                      Reconciling
                               Insurance       Mortuary       Mortgage           Items       Consolidated
                               ---------       --------       --------           -----       ------------
Revenues:
From external sources:
   Revenue from customers    $13,175,825    $10,178,246     $14,503,388       $      --     $37,857,459
   Net investment income       8,339,759        733,377       1,558,166              --      10,631,302
   Realized gains
      on investments             313,013             --              --              --         313,013
   Other revenues                818,631         22,856          14,117              --         855,604

Intersegment revenues:
   Net investment income       1,789,089             --              --      (1,789,089)             --
                            ------------   ------------    ------------    ------------    ------------

                              24,436,317     10,934,479      16,075,671      (1,789,089)     49,657,378
                            ------------   ------------    ------------    ------------    ------------
Expenses:
Death and other
   policy benefits             6,274,926             --              --              --       6,274,926
Increase in future
   policy benefits             5,700,784             --              --              --       5,700,784
Amortization of
   deferred policy
   acquisition costs
   and cost of
   insurance acquired          4,857,662             --              --              --       4,857,662
Depreciation                     321,012        452,224          44,633              --         817,869
General, administrative
      and other costs:
   Intersegment                       --         36,672          85,719        (122,391)             --
   Other                       5,341,843      9,886,188      14,207,923              --      29,435,954
Interest expense:
   Intersegment                       --        181,972       1,484,726      (1,666,698)             --
   Other                         377,375        540,051         201,976              --       1,119,402
                            ------------   ------------    ------------    ------------    ------------
                              22,873,602     11,097,107      16,024,977      (1,789,089)     48,206,597
                            ------------   ------------    ------------    ------------    ------------
Earnings (losses)
   before income taxes        $1,562,715      $(162,628)        $50,694       $      --      $1,450,781
                            ============   ============    ============    ============    ============

Identifiable
   assets                   $198,772,156    $34,013,032     $11,020,380    $(29,507,131)   $214,298,437
                            ============   ============    ============    ============    ============

Expenditures for
   long-lived assets             $11,268       $527,658         $90,819       $      --        $629,745
                            ============   ============    ============    ============    ============

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000, and 1999



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

Investment Contracts: The fair values for the Company's liabilities under investment- type insurance contracts are estimated based on the contracts' cash surrender values. The carrying amount and fair value as of December 31, 2001 were approximately $86,544,000 and $83,021,000, respectively.

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

16)  Other Comprehensive Income

The following summarizes other comprehensive income:

                                        2001        2000         1999
                                        ----        ----         ----
Unrealized gains (losses)
     on available for-sale
     securities                      $769,684     $736,803    $(696,162)
Less:  reclassification
     adjustment for net realized
     gains in net income              (10,428)    (420,739)     (14,126)
                                    ---------    ---------    ---------
Net unrealized gains (losses)         759,256      316,064     (710,288)
Tax expense on net unrealized
     gain (losses)                   (372,077)    (145,004)     294,866
                                    ---------    ---------    ---------
Other comprehensive income (loss)    $387,179     $171,060    $(415,422)
                                    =========    =========    =========

                                                                Schedule I

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                             Summary of Investments
                    Other than Investments in Related Parties



As of December 31, 2001:
                                                                  Amount at
                                                                   Which
                                                                   Shown
                                                    Estimated      in the
Type of Investment                  Amortized         Fair        Balance
------------------                    Cost           Value         Sheet
                                    --------       ---------     ---------
Fixed maturity securities held to maturity:
Bonds:
   U.S. Treasury securities
     and obligations
     of U.S. Government
     agencies                        $4,212,280    $4,439,726    $4,212,280
   Obligations of states
     and political
     subdivisions                       180,660       185,484       180,660
   Corporate securities
     including public
     utilities                       19,206,038    19,773,918    19,206,038
   Mortgage backed
     securities                       4,172,926     4,270,550     4,172,926
Redeemable preferred
     stocks                              28,005        28,308        28,005
                                    -----------   -----------   -----------

   Total Fixed
     Securities held
     to maturity                     27,799,909    28,697,986    27,799,909
                                    -----------   -----------   -----------

Securities
   available for sale:
Bonds:
   U.S. Treasury
   securities and
   obligations of U.S.
     Government agencies                594,568       652,983       652,983
   Corporate securities
     including public
     utilities                       19,971,265    20,817,746    20,817,746
   Mortgage-backed
     securities                              --            --            --
Nonredeemable
   preferred stock                       56,031        81,250        81,250
Common stock:
   Public utilities                     315,068       504,243       504,243
   Banks, trusts and
     insurance companies                195,983       389,210       389,210
   Industrial, miscellaneous
     and all other                    1,038,898     1,666,846     1,666,846
                                    -----------   -----------   -----------

     Total Securities
        available for
        sale                         22,171,813    24,112,278    24,112,278
                                    -----------   -----------   -----------

Mortgage loans on
   real estate                       15,479,305                  15,479,305
Real estate                           9,051,691                   9,051,691
Policy loans                         11,277,975                  11,277,975
Other investments                     1,453,644                   1,453,644
                                    -----------                 -----------

   Total investments                $87,234,337                 $89,174,802
                                    ===========                 ===========

                                                             Schedule II

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                                 Balance Sheets


                                                        December 31,
                                                        ------------
                                                  2001               2000
                                                  ----               ----
Assets
Cash$                                             1,065            $(29,690)

Investment in subsidiaries
    (equity method)                          46,128,864          40,954,743

Receivables:
    Receivable from
        affiliates                            1,664,955           1,731,480
    Other                                       (42,743)             18,008
                                           ------------        ------------
       Total receivables                      1,622,212           1,749,488

Property, plant and
    equipment, at cost,
    net of accumulated
    depreciation of $457,338
    for 2001 and $344,296
    for 2000                                    427,345             537,433

Other assets                                     21,366              47,004
                                           ------------        ------------
    Total assets                            $48,200,852         $43,258,978
                                           ============        ============





See accompanying notes to parent company only financial statements.

                                                        Schedule II Continued)

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                           Balance Sheets (Continued)



                                                           December 31,
                                                           ------------
                                                       2001             2000
                                                       ----             ----
Liabilities:
------------
Bank loans payable:
    Current installments                         $  1,386,857      $  1,035,585
    Long-term                                       4,168,453         5,294,808

Notes and contracts payable:
    Current installments                              152,818           152,818
    Long-term                                              --           151,857

Advances from affiliated companies                 10,431,231         8,603,996

Other liabilities and
    accrued expenses                                  996,228           513,877

Income taxes                                        1,095,947           764,676
                                                 ------------      ------------
    Total liabilities                              18,231,534        16,517,617
                                                 ------------      ------------

Stockholders' equity:
Common Stock:
    Class A:  $2 par value, authorized
        10,000,000 shares, issued
        5,363,591 shares in 2001 and
        5,107,631 shares in 2000                   10,727,182        10,215,262
    Class C:  $0.20 par value,
        authorized 7,500,000 shares,
        issued 6,113,430 shares in 2001
        and 5,827,805 shares in 2000                1,222,686         1,165,561
                                                 ------------      ------------
Total common stock                                 11,949,868        11,380,823

Additional paid-in capital                         10,168,523        10,054,714
Accumulated other
    comprehensive income                            1,223,930           836,751
Retained earnings                                   9,989,230         7,831,306
Treasury stock at cost
    (1,294,716 Class A shares
    and 68,332 Class C shares
    in 2001; 1,233,064 Class A shares
    and 65,078 Class C shares in 2000,
    held by affiliated companies)                  (3,362,233)       (3,362,233)
                                                 ------------      ------------
Total stockholders' equity                         29,969,318        26,741,361
                                                 ------------      ------------
    Total liabilities and
        stockholders' equity                     $ 48,200,852      $ 43,258,978
                                                 ============      ============


See accompanying notes to parent company only financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                             Statements of Earnings




                                                Year Ended December 31,
                                                -----------------------
                                         2001           2000             1999
                                         ----           ----             ----

Revenue:
    Net investment
        income                      $       188     $        96     $    39,694
    Fees from
        affiliates                    3,824,259       3,878,458       3,838,704
                                    -----------     -----------     -----------
        Total revenue                 3,824,447       3,878,554       3,878,398
                                    -----------     -----------     -----------

Expenses:
    General and
        administrative
        expenses                      4,082,438       1,873,323       2,396,015
    Interest expense                    373,815         593,228         641,282
                                    -----------     -----------     -----------
        Total expenses                4,456,253       2,466,551       3,037,297
                                    -----------     -----------     -----------

Earnings (loss)
    before income
    taxes, and
    earnings of
    subsidiaries                       (631,806)      1,412,003         841,101

Income tax expense                     (531,271)       (373,075)       (277,810)

Equity in earnings
    (loss) of subsidiaries            4,003,856        (143,199)        412,604
                                    -----------     -----------     -----------
Net earnings                        $ 2,840,779     $   895,729     $   975,895
                                    ===========     ===========     ===========


























See accompanying notes to parent company only financial statements.



                                                        Schedule II (Continued)
                    SECURITY NATIONAL FINANCIAL CORPORATION
                             (Parent Company Only)
                            Statements of Cash Flow


                                                         Year Ended December 31,
                                                         -----------------------
                                                  2001            2000           1999
                                                  ----            ----           ----
Cash flows from operating activities:
    Net earnings                              $ 2,840,779    $   895,729    $   975,895
Adjustments to reconcile net earnings
      to net cash provided by
      (used in) operating activities:
      Depreciation and amortization               113,042         29,904            533
      Undistributed (earnings) losses
         of affiliates                         (4,003,856)       143,199       (412,604)
      Provision for income taxes                  531,271        373,075        277,810
    Change in assets and liabilities:
      Accounts receivable                          60,751            558         57,802
      Other assets                                 25,638         25,637        (72,245)
      Other liabilities                           282,350          1,836         17,687
                                              -----------    -----------    -----------
Net cash provided by operating activities        (150,025)     1,469,938        844,878

Cash flows from investing activities:
    Purchase of short-term investments                 --             --        (11,045)
    Proceeds from sale of short term
      investments                                      --             --        305,972
    Purchase of equipment                          (2,954)      (556,802)       (11,002)
    Investment in subsidiaries                         --             --     (6,388,198)
                                              -----------    -----------    -----------
Net cash used in investing activities              (2,954)      (556,802)    (6,104,273)

Cash flows from financing activities:
    Proceeds from advances from affiliates      1,922,758        303,299      6,388,198
    Payments of advances to affiliates            (28,998)      (101,514)      (169,023)
    Payments of notes and contracts payable    (1,676,940)    (1,128,972)    (1,094,150)
    Purchase of treasury stock                   (783,086)            --             --
    Proceeds from borrowings on notes and
      contracts payable                           750,000             --             --
                                              -----------    -----------    -----------
Net cash provided (used) by
      financing activities                        183,734       (927,187)     5,125,025
                                              -----------    -----------    -----------
Net change in cash                                 30,755        (14,051)      (134,370)
Cash at beginning of year                         (29,690)       (15,639)       118,731
                                              -----------    -----------    -----------
Cash at end of year                           $     1,065    $   (29,690)   $   (15,639)
                                              ===========    ===========    ===========

See accompanying notes to parent company only financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                Notes to Parent Company Only Financial Statements


1) Bank Loans Payable

    Bank loans payable are summarized as follows:
                                                           December 31,
                                                           ------------
                                                         2001         2000
                                                         ----         ----
$4,171,803 revolving line of
  credit at 6.15% interest payable
  monthly and a reduction in principal
  due in semi-annual installments
  collateralized by 15,000
  shares of Security National Life
  Insurance Company stock, due December 2005          $3,703,767   $4,904,426

6.59% note payable in monthly
  installments of $34,680 including
  principal and interest, collateralized
  by 15,000 shares of Security National Life stock,
  due December 2004                                    1,101,543    1,425,967

7.35% note payable in monthly installments
  of $14,975 including principal and
  interest collaterized by 15,000 shares
  of Security National Life Insurance
  Company stock, due December 2006                       750,000           --
                                                      ----------   ----------

        Total bank loans                               5,555,310    6,330,393

      Less current installments                        1,386,857    1,035,585
                                                      ----------   ----------
      Bank loans, excluding current
      installments                                    $4,168,453   $5,294,808
                                                      ==========   ==========

2)  Notes and Contracts Payable

    Notes and contracts are summarized as follows:

                                                  December 31,
                                                  ------------
                                                2001        2000
                                                ----        ----
10 year notes due April 16, 1999,
  1% over U.S. Treasury 6 month
  bill rate                                  $    536   $    536

Due to former stockholders of Civil
  Service Employees Life Insurance Company
  resulting from the acquisition of such
  entity. 7% note payable in seven
  annual principal payments of
  $151,857 due December 2002                  151,857    303,714

Other                                             425        425
                                             --------   --------

Total notes and contracts                     152,818    304,675
                                             --------   --------
Less current installments                     152,818    152,818
                                             --------   --------
Notes and contracts, excluding current
  installments                               $     --   $151,857
                                             ========   ========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                Notes to Parent Company Only Financial Statements


The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

         2002                     $1,539,675
         2003                      1,504,827
         2004                      1,632,508
         2005                        845,186
         2006                        185,932
         Thereafter                   --
                                  ----------
         Total                    $5,708,128
                                  ==========

3)  Advances from Affiliated Companies
                                                           December 31,
                                                       2001           2000
         Non-interest bearing advances                -----           -----
           from affiliates:
         Cemetery and Mortuary
            subsidiary                            $ 1,366,930    $ 1,366,930
         Life Insurance subsidiary                  9,054,301      7,227,066
         Mortgage subsidiary                           10,000         10,000
                                                  -----------    -----------
                                                  $10,431,231    $ 8,603,996
                                                  ===========    ===========

4)     Dividends

No dividends have been paid to the registrant for each of the last three years by any subsidiaries.




                                                                  Schedule IV

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                   Reinsurance


                                                                          Percentage
                                   Ceded to         Assumed                of Amount
                        Direct       Other        from Other     Net       Assumed
                        Amount     Companies       Companies    Amount      to Net
                       ------      ---------       ---------    ------      ------

2001
----
Life Insurance
 in force ($000)    $ 1,587,136   $   216,369   $   838,421   $ 2,209,188     37.9%
                    ===========   ===========   ===========   ===========   =======

Premiums:
Life Insurance      $12,930,418   $ 1,035,984   $   845,736   $12,740,170      6.6%
Accident and
 Health Insurance       406,393           285         4,597       410,705      1.1%
                    -----------   -----------   -----------   -----------   -------
   Total premiums   $13,336,811   $ 1,036,269   $   850,333   $13,150,875      6.5%
                    ===========   ===========   ===========   ===========   =======

2000
----
Life Insurance
 in force ($000)    $ 1,469,502   $   253,698   $   580,287   $ 1,796,091     32.3%
                    ===========   ===========   ===========   ===========   =======

Premiums:
Life Insurance      $12,934,701   $ 1,151,262   $   634,899   $12,418,338      5.11%
Accident and
 Health Insurance       454,656           427         3,018       457,247       .66%
                    -----------   -----------   -----------   -----------   -------
   Total premiums   $13,389,357   $ 1,151,689   $   637,917   $12,875,585      4.95%
                    ===========   ===========   ===========   ===========   =======

1999
----
Life Insurance
 in force ($000)    $ 1,532,597   $   296,936   $   581,296   $ 1,816,957     32.00%
                    ===========   ===========   ===========   ===========   =======

Premiums:
Life Insurance      $12,983,927   $ 1,063,696   $   722,080   $12,642,311      5.71%
Accident and
 Health Insurance       563,592        34,643         4,565       533,514       .85%
                    -----------   -----------   -----------   -----------   -------
   Total premiums   $13,547,519   $ 1,098,339   $   726,645   $13,175,825      5.51%
                    ===========   ===========   ===========   ===========   =======



                                                                    Schedule V

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                        Valuation and Qualifying Accounts


                                        Balance       Additions     Deductions,  Balance
                                          at           Charged       Disposals    at
                                       Beginning      to Costs          and      End of
                                        of Year     and Expenses    Write-offs    Year
                                       ---------    ------------    ----------  --------
For the Year Ended December 31, 2001
Accumulated depreciation
   on real estate                      $3,088,761      321,235       (5,352)   $3,404,644

Accumulated depreciation on
   property, plant and equipment        6,699,141    1,029,137      (42,665)    7,685,613

Allowance for doubtful accounts         1,656,223      832,798     (201,780)    2,287,241

Allowance for real estate losses               --      119,269           --       119,269

For the Year Ended December 31, 2000
Accumulated depreciation
   on real estate                      $2,722,024   $  366,737     $     --    $3,088,761

Accumulated depreciation on
   property, plant and equipment        5,989,643      835,421     (125,923)    6,699,141

Allowance for doubtful accounts         1,467,954      190,930       (2,661)    1,656,223

For the Year Ended December 31, 1999
Accumulated depreciation
   on real estate                      $2,380,874   $  369,557   $  (28,407)   $2,722,024

Accumulated depreciation on
   property, plant and equipment        5,312,791      817,869     (141,017)    5,989,643

Allowance for doubtful accounts         1,576,668      150,981     (259,695)    1,467,954


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None
                                    PART III

Item 10. Directors and Executive Officers

The Company's Board of Directors consists of eight persons, four of whom are not employees of the Company. There is no family relationship between or among any of the directors, except that Scott M. Quist and G. Robert Quist are the sons of George R. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.


Name                        Age        Position with the Company
-----                      -----         ------------------------
George R. Quist             81         Chairman of the Board, President
                                       and Chief Executive Officer

Scott M. Quist              48         First Vice President, General Counsel,
                                       Chief Operating Officer and Director

Stephen M. Sill             56         Vice President, Treasurer and
                                       Chief Financial Officer

G. Robert Quist             50         Vice President and Secretary

J. Lynn Beckstead, Jr.      48         Vice President and Director

Charles L. Crittenden       82         Director

Robert G. Hunter            42         Director

H. Craig Moody              48         Director

Norman G. Wilbur            63         Director

Committees of the Board of Directors include an executive committee, on which Messrs. George Quist, Scott Quist, and Moody serve; an audit committee, on which Messrs. Crittenden, Moody, and Wilbur serve; and a compensation committee, on which Messrs. Crittenden, Wilbur, and George Quist serve.

Directors

The following is a description of the business experience of each of the Company's directors.

George R. Quist has been Chairman of the Board, President and Chief Executive Officer of the Company since October 1979. Mr. Quist has also served as Chairman of the Board, President and Chief Executive Officer of Southern Security Life Insurance Company since December 1998. From 1960 to 1964, he was Executive Vice President and Treasurer of Pacific Guardian Life Insurance Company. From 1946 to 1960, he was an agent, District Manager and Associate General Agent for various insurance companies. Mr. Quist also served from 1981 to 1982 as the President of The National Association of Life Companies, a trade association of 642 life insurance companies, and from 1982 to 1983 as its Chairman of the Board.

Scott M. Quist has been First Vice President, General Counsel and a director of the Company since May 1986 and its Chief Operating Officer since October 2001. Mr. Quist has also served as First Vice President, General Counsel and a director of Southern Security Life Insurance Company since December 1998 and its Chief Operating Officer since

October 2001. From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas. From 1986 to 1991, he was a treasurer and director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies. Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance. Mr. Quist has also served as regional director of Key Bank of Utah since November 1993. Mr. Quist is currently a director and immediate past president of the National Alliance of Life Companies, a trade association of over 200 life companies.

J. Lynn Beckstead Jr. has been a Vice President and a director of the Company since March 15, 2002. Mr. Beckstead has also served as Vice President and director of Southern Security Life Insurance Company since March 15, 2002. In addition, he is President of Security National Mortgage Company, an affiliate of the Company, and has served in this position since July 1993. From 1980 to 1993, Mr. Beckstead was Vice President and a director of Republic Mortgage Corporation. From 1983 to 1990, Mr. Beckstead was Vice President and director of Richards Woodbury Mortgage Corporation. From 1980 to 1983, he was a principal broker for Boardwalk Properties. From 1978 to 1980, Mr. Beckstead was a residential loan officer for Medallion Mortgage Company. From 1977 to 1978, he was a residential construction loan manager of Citizens Bank.

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

Norman G. Wilbur has been a director of the Company since October 1998. Mr. Wilbur is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. Mr Wilbur worked for J.C. Penny's regional offices in budget and analysis. His final position was Manager of Planning and Reporting for J.C. Penney's stores. After 36 years with J.C. Penny's, he took an option of an early retirement in 1997. Mr. Wilbur is a past board member of a homeless organization in Plano, Texas.

Executive Officers

The following is a description of the Company's executive officers, who are not also directors of the Company.

Stephen M. Sill has been Vice President, Treasurer and Chief Financial Officer of the Company since March 15, 2002. He has been a Vice President, Treasurer and Chief Financial Officer of Southern Security Life Insurance Company since March 15, 2002. From 1997 to 2002, Mr. Sill was Vice President and Controller of the Company. From 1998 to 2002, Mr. Sill also served as Vice President and Controller of Southern Security Life Insurance Company. From 1994 to 1997 Mr. Sill was Vice President and Controller of Security National Life Insurance Company. From 1989 to 1993, he was Controller of Flying J. From 1978 to 1989, Mr. Sill was Senior Vice President and Controller of Surety Life Insurance Company. From 1975 to 1978, he was Vice President and Controller of Sambo's Restaurant, Inc. From 1974 to 1975, Mr. Sill was Director of Reporting of Northwest Pipeline Corporation. From 1970 to 1974, he was an auditor with Arthur Andersen & Co. Mr. Sill is a director of the Insurance Accounting and Systems Association (IASA), a national association of over 1,300 insurance companies and associate members.

G. Robert Quist has been Vice President and Secretary of the Company since March 15, 2002. Mr. Quist is also a director of Southern Security Life Insurance Company since April 1999 and has been Vice President and Secretary since March 15, 2002. He has served as President and a director of Big Willow Water Company since 1987 and as a director of Associated Investors Company of Hawaii since 1987. He has also served as a director and Secretary-Treasurer of the Utah Cemetery Association since 1987.

The Board of Directors of the Company has a written procedure which requires disclosure to the board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof has had any transactions with the Company or its subsidiaries during 2001 or 2000.

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

Item 11.  Executive Officer Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by George R. Quist, the Company's President and Chief Executive Officer, and all other executive officers (collectively, the "Named Executive Officers") at December 31, 2001 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 2001.

                           Summary Compensation Table

                                                                     Annual Compensation             Long-Term Compensation
                                                         Other
                                                         Annual    Restricted  Securities     Long-Term    All Other
Name and                                                 Compen-     Stock     Underlying    Incentive      Compen-
Principal Position         Year   Salary($)   Bonus($) sation($)(2) Awards($) Options/SARs(#) Payout($)    sation($)(3)
------------------         ----  ---------   --------  ------------  -----   ---------------   -----      ------------
George R. Quist (1)        2001   148,737    20,200     2,400         0          50,000         0            36,795
  Chairman of the Board,   2000   147,204    20,200     2,400         0          50,000         0             5,281
  President and Chief      1999   147,204    20,200     2,400         0          50,000         0            20,247
  Executive Officer

William C. Sargent         2001   137,643    17,325     4,500         0          45,000         0            38,148
  Senior Vice President,   2000   147,798    17,325     4,500         0          45,000         0               637
  Secretary and            1999   148,058    17,325     4,500         0          45,000         0            16,879
  Director

Scott M. Quist (1)         2001   152,525    20,000     7,200         0          35,000         0            34,727
 First Vice President,     2000   140,400    18,770     7,200         0          35,000         0               637
  General Counsel          1999   129,400    18,770     7,200         0          35,000         0            15,201
  Treasurer and Director

     (1)  George R. Quist is the father of Scott M. Quist.

     (2) The amounts indicated under "Other Annual Compensation" consist of payments related to the operation of automobiles by the Named Executive Officers. However, such payments do not include the furnishing of an automobile by the Company to George R. Quist and Scott M. Quist nor the payment of insurance and property taxes with respect to the automobiles operated by the Named Executive Officers.

     (3) The amounts indicated under "All Other Compensation" consist of (a) amounts contributed by the Company into a trust for the benefit of the Named Executive Officers under the Non-qualified Deferred Compensation Plan (for fiscal 2001, such amounts were George R. Quist, $32,077; William C. Sargent, $37,523; and Scott M. Quist, $34,102); (b) insurance premiums paid by the Company with respect to a group life insurance plan for the benefit of the Named Executive Officers (for fiscal 2001, $1,911 was paid for all Named Executive Officers as a group, or $637 each for George R. Quist, William C. Sargent and Scott M. Quist); and (c) life insurance premiums paid by the Company for the benefit of the family of George R. Quist ($4,644). The amounts under "All Other Compensation" do not include the no interest loan in the amount of $172,000 that the Company made to George R. Quist on April 29, 1998, to exercise stock options. See "Item 13 Certain Relationships and Related Transactions".

The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the Named Executive Officers during the fiscal year ended December 31, 2001, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 2001.

Aggregated Option/SAR Exercised in Last Fiscal Year and Fiscal Year-End Option/SAR Values:


                                                 Number of
                                                Securities
                                                 Underlying                     Value of
                                                Unexercised                   Unexercised
                                                Options/SARs                  In-the-Money
                    Shares                           at                      Options/SARs at
                  Acquired on                    December 31,                  December 31,
                   Exercise     Value              2001(#)                        2001
Name                 (#)      Realized  Exercisable       Unexercisable  Exercisable   Unexercisable
----               --------   --------  -----------       -------------  -----------   -------------
George R
  Quist              -0-        $0       182,471             42,000        $0           $   408
William C
  Sargent            -0-        $0       261,292             42,000        $0           $10,008
Scott M
  Quist              -0-        $0       139,306             42,000        $0           $10,008


Retirement Plans

George R. Quist, who has been Chairman, President and Chief Executive Officer of the Company since 1979, has a Deferred Compensation Agreement, dated December 8, 1988, with the Company (the "Compensation Agreement"). This Compensation Agreement was amended effective January 2, 2001, to reflect the following benefits. The employment agreements between the Company and George R. Quist be amended to adjust for inflation in accordance with the United States Consumer Index commencing January 2, 2002, and for each year thereafter of the term of the agreement and that for the year 2001 the adjustment for his retirement is $60,000 per year instead of $50,000 per year. The agreements shall also be amended to provide his spouse, in the event of his pre-mature death, with health insurance coverage equivalent to that carried on executive personnel with the coverage for the entire period of the agreement. In the event of death of George
R. Quist and his spouse prior to the expiration of the terms of the agreement, payments shall be paid to his estate or as otherwise directed by him in writing.

The Compensation Agreement further provides that the Board of Directors may elect to pay the entire amount of deferred compensation in the form of a single lump-sum payment or other installment payments, so long as the term of such payments do not exceed 10 years. However, in the event Mr. Quist's employment with the Company is terminated for any reason other than retirement, death or disability, the entire deferred compensation shall be forfeited by him. The Company has accrued a liability for the Compensation Agreement at December 31, 2001 of $276,441.

William C. Sargent, recently deceased, who was the former Senior Vice President and Secretary of the Company, had a Deferred Compensation Agreement dated April 15, 1994, with the Company (the "Compensation Agreement"). This Compensation Agreement was amended effective January 2, 2001, to reflect the following benefits. The employment agreement between the Company and William C. Sargent be amended to adjust for inflation in accordance with the United States Consumer Index commencing January 2, 2002, and for each year thereafter of the term of the agreement and that for the year 2001 the adjustment for his retirement is $60,000 per year instead of $50,000 per year. The agreements shall also be amended to provide his spouse, in the event of his pre-mature death, with health insurance coverage equivalent to that carried on executive personnel with the coverage for the entire period of the agreement. In the event of death of William C. Sargent and his spouse prior to the expiration of the terms of the agreement, payments shall be paid to his estate or as otherwise directed by him in writing.

The Compensation Agreement further provides that the Board of Directors may elect to pay the entire amount of deferred compensation in the form of a single lump-sum payment or other installment payments, so long as the term of such payments do not exceed 10 years. The Company has accrued a liability for the Compensation Agreement at December 31, 2001 in the amount of $394,639 and has begun making payments to Mr. Sargent's spouse.

Employment Agreement

The Company maintains an employment agreement with Scott M. Quist. The agreement, which has a five year term, was entered into in 1996, and renewed in 1997. Under the terms of the agreement, Mr. Quist is to devote his full time to the Company serving as its First Vice President, General Counsel and Chief Operating Officer at not less than his current salary and benefits, and to include $500,000 of life insurance protection. In the event of disability, Mr. Quist's salary would be continued for up to 5 years at 50% of its current level. In the event of a sale or merger of the Company, and Mr. Quist were not retained in his current position, the Company would be obligated to continue Mr. Quist's current compensation and benefits for seven years following the merger or sale.

Director Compensation

Directors of the Company (but not including directors who are employees) are paid a director's fee of $10,200 per year by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. No additional fees are paid by the Company for committee participation or special assignments. However, each director is provided with an annual grant of stock options to purchase 1,000 shares of Class A Common Stock under the 2000 Director Stock Option Plan.

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

All persons who have completed at least one year's service with the Company and satisfy other plan requirements are eligible to participate in the 401(k) plan. All Company matching contributions are invested in the Company's Class A Common Stock. The Company's matching contributions for 2001, 2000, and 1999 were approximately $18,458, $0, and $3,858 respectively. Also, the Company may contribute at the discretion of the Company's Board of Directors an Employer Profit Sharing Contribution to the 401-K plan. The Employer Profit Sharing Contribution shall be divided among three different classes of participants in the plan based upon the participant's title in the Company. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. The Company's contributions to the plan for 2001, 2000 and 1999, were $260,350, $0 and $130,958, respectively.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the "Ownership Plan") for the benefit of career employees of the Company and its subsidiaries. The following is a description of the Ownership Plan, and is qualified in its entirety by the Ownership Plan, a copy of which is available for inspection at the Company's offices.

Under the Ownership Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the Ownership Plan. Employees become eligible to participate in the Ownership Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,040 hours of service). The Company's contributions under the Ownership Plan are allocated to eligible employees on the same ratio that each eligible employee's compensation bears to total compensation for all eligible employees during each year. To date, the Ownership Plan has approximately 107 participants and had $191,557 contributions payable to the Plan in 2001. Benefits under the Ownership Plan vest as follows: 20% after the third year of eligible service by an employee, an additional 20% in the fourth, fifth, sixth and seventh years of eligible service by an employee.

Benefits under the Ownership Plan will be paid out in one lump sum or in installments in the event the employee becomes disabled, reaches the age of 65, or is terminated by the Company and demonstrates financial hardship. The Ownership Plan Committee, however, retains discretion to determine the final method of payment. Finally, the Company reserves the right to amend or terminate the Ownership Plan at any time. The trustee of the trust fund under the Ownership Plan is Mr. George R. Quist, who serves as a director of the Company.

Deferred Compensation Plan

In 2001, the Company's Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Deferred Compensation Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company's Board of Directors. The Company's contribution for 2001 was $220,038.

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

The 1993 Plan has a term of ten years. The Board of Directors may amend or terminate the 1993 Plan at any time, subject to approval of certain modifications to the 1993 Plan by the shareholders of the Company as may be required by law or the 1993 Plan. On November 7, 1996, the Company amended the Articles of Incorporation as follows: (i) to increase the number of shares of Class A Common Stock reserved for issuance under the Plan from 300,000 Class A shares to 600,000 Class A shares; and (ii) to provide that the stock subject to options, awards and purchases may include Class C common stock.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth security ownership information of the Company's Class A and Class C Common Stock as of March 22, 2002, (i) for persons who own beneficially more than 5% of the Company's outstanding Class A or Class C Common Stock, (ii) each director of the Company, and (iii) for all executive officers and directors of the Company as a group.


                                                                                           Class A
                                      Class A                      Class C                and Class C
                                    Common Stock                 Common Stock            Common Stock
                                    ------------                 ------------            ------------
                              Amount                        Amount                   Amount
Name and Address of         Beneficially      Percent   Beneficially    Percent   Beneficially Percent
Beneficial Owner               Owned         of Class       Owned      of Class     Owned      of Class
-----------------             -------        --------       -----      --------     -----      --------
George R. Quist (1)(2)
4491 Wander Lane
Salt Lake City,
  Utah 84124                  155,712          3.8%        244,613       4.1%     400,325        4.0%

George R. and Shirley C
Quist Family
  Partnership, Ltd.(6)
4491 Wander Lane
Salt Lake City,
  Utah 84124                  360,927          8.9%      2,900,049      48.0%   3,260,976       32.2%

Employee Stock
  Ownership Plan (4)
5300 S. 360 W., Suite 250
Salt Lake City,
  Utah 84123                  577,402         14.2%      1,341,575      22.2%   1,918,977       19.0%

Scott M. Quist (3)
7 Wanderwood Way
Sandy, Utah 84092             115,064         2.8%          89,200      1.5%      204,264        2.0%

Charles L. Crittenden
2334 Fillmore Avenue
Ogden, Utah 84401               1,811          *           206,997      3.4%      208,808        2.1%

H. Craig Moody
1782 East Faunsdale Dr.
Sandy, Utah 84092                 799          *             -0-      *               799         *

Norman G. Wilbur
2520 Horseman Drive
Plano, Texas 75025              1,044          *             -0-            *       1,044         *




Item 12 - Security Ownership of Certain Beneficial Owners and Management
                                                                                           Class A
                                      Class A                      Class C                and Class C
                                    Common Stock                 Common Stock            Common Stock
                                    ------------                 ------------            ------------
                              Amount                        Amount                   Amount
Name and Address of         Beneficially      Percent   Beneficially    Percent   Beneficially Percent
Beneficial Owner               Owned         of Class       Owned      of Class     Owned      of Class
-----------------             -------        --------       -----      --------     -----      --------
Robert G. Hunter, M.D.
2 Ravenwood Lane
Sandy, Utah 84092             2,192              *           -0-          *         2,192        *

Associated Investors (5)
5300 S. 360 W. Suite 250
Salt Lake City,
  Utah 84123                 80,162            2.0%       566,341        9.4%     646,503       6.4%

J. Lynn Beckstead, Jr.       20,286             *           1,658         *        21,944        *

All directors and
  executive officers
  (9 persons)               700,920           17.2%     3,503,377       58.0%   4,204,297       41.6%

 *   Less than one percent

     (1) Does not include 577,402 shares of Class A Common Stock and 1,341,575 shares of Class C Common Stock owned by the Company's Employee Stock Ownership Plan (ESOP), of which George R. Quist is the trustee and accordingly, exercises voting and investment powers with respect to such shares.

     (2) Does not include 80,162 shares of Class A Common Stock and 566,341 shares of Class C Common Stock owned by Associated Investors, a Utah general partnership, of which George R. Quist is the managing partner and, accordingly, exercises voting and investment powers with respect to such shares.

     (3) Does not include 117,699 shares of Class A Common Stock owned by the Company's 401(k) Retirement Savings Plan, of which Scott M. Quist is a member of the Investment Committee and, accordingly, exercises shared voting and investment powers with respect to such shares.

     (4) The trustee of the Employee Stock Ownership Plan (ESOP) is George R. Quist who exercises voting and investment powers.

     (5) The managing partner of Associated Investors is George R. Quist, who exercises voting and investment powers.

     (6) This stock is owned by the George R. and Shirley C. Quist Family Partnership, Ltd., of which Mr. Quist is the general partner.

The Company's officers and directors, as a group, own beneficially approximately 41.6% of the outstanding shares of the Company's Class A and Class C Common Stock.

Item 13.  Certain Relationships and Related Transactions

The Company has made a loan in the amount of $172,000 to George R. Quist, the Company's President and Chief Executive Officer, without requiring the payment of any interest. The loan was made under a Promissory Note dated April 29, 1998 in order for Mr. Quist to exercise stock options which were granted to him under the 1993 Stock Option Plan. No installment payments are required under the terms of the note, but the note must be paid in full as of December 31, 2002. Mr. Quist has the right to make prepayments on the note at any time. As of March 31, 2002, the outstanding balance of the note was $97,000. The loan was approved by the Company's directors on March 12, 1999, with Mr. Quist abstaining, at a special meeting of the Board of Directors.

The Company's Board of Directors has a written procedure which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof, has engaged in any business transactions with the Company or its subsidiaries during 2001 or 2000 other than as described herein.

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

     B.   Specimen Class C Stock Certificate (1)

     C. Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

10.  A.   Restated and Amended Employee Stock Ownership Plan and Trust
          Agreement (1)

     B.   Deferred Compensation Agreement with George R. Quist (2)

     C.   1993 Stock Option Plan (3)

     D.   2000 Director Stock Option Plan (12)

     E.   Promissory Note with Key Bank of Utah (4)

     F.   Loan and Security Agreement with Key Bank of Utah (4)

     G.   General Pledge Agreement with Key Bank of Utah (4)

     H. Note Secured by Purchase Price Deed of Trust and Assignment of Rents with the Carter Family Trust and the Leonard M. Smith Family Trust (5)

     I. Deed of Trust and Assignment of Rents with the Carter Family Trust and the Leonard M. Smith Family Trust (5)

     J.   Promissory Note with Page and Patricia Greer (6)

     K.   Pledge Agreement with Page and Patricia Greer (6)

     L.   Promissory Note with Civil Service Employees Insurance Company (7)

     M.   Deferred Compensation Agreement with William C. Sargent (8)

     N.   Employment Agreement with Scott M. Quist. (8)

     O. Acquisition Agreement with Consolidare Enterprises, Inc., and certain shareholders of Consolidare. (9)

     P. Agreement and Plan of Merger between Consolidare Enterprises, Inc., and SSLIC Holding Company. (10)

     Q.   Administrative   Services   Agreement  with  Southern   Security  Life
          Insurance Company. (11)

     R.   Promissory Note with George R. Quist (13)

     S.   Deferred Compensation Plan

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

          (8) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1998.

          (9) Incorporated by reference from Report on Form 8-K, as filed on May 11, 1998.

          (10) Incorporated by reference from Report on Form 8-K, as filed on January 4, 1999.

          (11) Incorporated by reference from Report on Form 8-K, as filed on March 4, 1999.

          (12) Incorporated by reference from Schedule 14A Definitive Proxy Statement, filed August 29, 2000, relating to the Company's Annual Meeting of Shareholders.

          (13) Incorporated by reference from Report on Form 10-K, as filed on April 16, 2001.

    21.  Subsidiaries of the Registrant

    (b)  Reports on Form 8-K:

            None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                SECURITY NATIONAL FINANCIAL CORPORATION


Dated:  April 3, 2002                        By: George R. Quist,
                                                ---------------
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                 TITLE                            DATE
----------            -------------------             -------------
George R. Quist          Chairman of the              April 3, 2002
                         Board, President
                         and Chief Executive
                         Officer (Principal
                         Executive Officer)

Scott M. Quist           First Vice                    April 3, 2002
                         President, General
                         Counsel, Chief
                         Operating Officer
                         and Director

Stephen M. Sill          Vice President
                         Treasurer and Chief
                         Financial Officer
                         (Principal
                         Financial and Accounting
                         Officer)                       April 3, 2002

G. Robert Quist          Vice President, Secretary
                         and Director                   April 3, 2002

J. Lynn Beckstead, Jr.   Vice President and Director    April 3, 2002

Charles L. Crittenden    Director                       April 3, 2002

H. Craig Moody           Director                       April 3, 2002

Norman G. Wilbur         Director                       April 3, 2002

Robert G. Hunter         Director                       April 3, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                          Year Ended December 31, 2001

                     SECURITY NATIONAL FINANCIAL CORPORATION
                           Commission File No. 0-9341

                                 E X H I B I T S

                                  Exhibit Index



Exhibit No.                  Document Name
-----------               ------------------
   21.               Subsidiaries of the Registrant

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

         Hawaiian Land Holdings

         SSLIC Holding Company

         Insuradyne Corporation

         Southern Security Life Insurance Company

                     SECURITY NATIONAL FINANCIAL CORPORATION
                           DEFERRED COMPENSATION PLAN

                         Effective as of January 1, 2001

                     SECURITY NATIONAL FINANCIAL CORPORATION
                           DEFERRED COMPENSATION PLAN

                         Effective as of January 1, 2001

                                    ARTICLE I
                                  INTRODUCTION

1.1  Establishment  of Plan
     Security National Financial Corporation establishes the Security National Financial Corporation Deferred Compensation Plan effective as of January 1, 2001.

1.2      Purpose of Plan
     Security National Financial Corporation has established this Plan to provide select employees with the opportunity to defer the receipt of compensation and a vehicle through which to do so. Security National Financial Corporation intends to maintain the Plan primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Plan will be interpreted in a manner consistent with these intentions.

                                   ARTICLE II
                                   DEFINITIONS

     Definitions are contained in this article and throughout other sections of the Plan. The location of a definition is for convenience only and should not be given any significance. A word or term defined in this article (or in any other article) will have the same meaning throughout the Plan unless the context clearly requires a different meaning.

2.1      Base Salary
     means (i) in the case of an employee whose remuneration from the Company does not contain a commission element, the employee's periodic base salary, and
(ii) in the case of an employee whose compensation from the Company contains a commission element, the employee's total compensation (i.e., base salary plus commissions, whether under or over target), but without regard to any Bonus(es) or other additional amount(s) paid or payable to the employee.

2.2      Beneficiary
     means the individual(s) or entity(ies) designated by a Participant, or by the Plan, to receive any benefit payable upon the death of a Participant or Beneficiary. A Beneficiary designation must be signed by the Participant and delivered to the Committee on a form specified by the Committee for that purpose. In the absence of a valid or effective Beneficiary designation, the Beneficiary will be the Participant's surviving spouse, or if there is no surviving spouse, the Participant's estate.

2.3      Board
         means the Board of Directors of the Company.

2.4      Bonus
     means any periodic or non-periodic payment to the Participant which is not part of the Participant's Base Salary and which is not otherwise excluded from the definition of Compensation contained in this Plan.

2.5      Code
     means the Internal Revenue Code of 1986, as amended from time to time.

2.6      Committee
     means the Plan Committee, the members of which are to be appointed by the Company. The Committee will serve as the "plan administrator" to manage and control the operation and administration of the Plan, within the meaning of ERISA Section 3(16)(A).

2.7      Company
     means Security National Financial Corporation and any successor of Security National Financial Corporation, and any affiliate thereto designated by the Committee as a participating employer. In the event one or more affiliates of Security National Financial Corporation become participating employer(s) under this Plan, all rights, duties and responsibilities for operation of this Plan, including all rights reserved to amend, alter, supplement or terminate this Plan, shall remain exclusively with and be exercised solely by Security National Financial Corporation, unless specifically allocated by Security National Financial Corporation to one or more participating employers.

2.8      Compensation
     means the employee's Base Salary plus Bonus(es). Compensation excludes any other form of remuneration paid or payable to an Eligible Employee, such as restricted stock, stock options, proceeds from stock options or stock appreciation rights, severance payments, moving expenses, car or other special allowances, and any other amounts, whether or not included in an Eligible Employee's taxable income. Deferral elections under this Plan shall be computed before taking into account any reduction in an Eligible Employee's Compensation by salary reduction under Code Section 125 or 401(k), or under this Plan.

2.9      Deferral Account
     means a bookkeeping account established for and maintained on behalf of a Participant to which Compensation amounts are deferred, and net income (or losses) thereon, are credited under this Plan.

2.10     Deferral Compensation Agreement
     means an agreement described in Section 3.4 and entered into by a Participant and the Company to reduce the Participant's Compensation for a specified period and contribute such amounts to the Plan, in accordance with
Article III.

2.11     Disability
     means "disability" (or similar term) as defined in the Company's long-term disability program and which results in payments to the Participant under such program.

2.12     Eligible Employee
     means a common law employee of the Company who:

     (a) has or will have Compensation for the Plan Year in excess of $85,000.

     (b) is a senior officer of the Company; and/or

     (c) is identified in writing by the Committee as eligible to participate in the Plan;

     For purposes of determining as of any given date whether the Eligible Employee's Compensation will satisfy (a) above, the Committee may project the Eligible Employee's current rate of Compensation on a Plan Year basis. Except as otherwise provided in Section 3.1 (concerning an individual who ceases to be an Eligible Employee) and Section 3.3 (concerning an individual who first becomes an Eligible Employee on or after the first day of a Plan Year), an individual's status as an Eligible Employee for a Plan Year shall be determined immediately prior to the first day of the Plan Year. An individual's status who becomes an Eligible Employee on or after the first day of a Plan Year but prior to the next calendar quarter shall be determined prior to that calendar quarter. Notwithstanding the foregoing, the Committee may determine in writing that an otherwise Eligible Employee shall not be eligible to participate in this Plan.

2.13     ERISA
         means the Employee Retirement Income Security Act of 1974, as amended.

2.14     Hardship
     means an unforeseeable and unanticipated emergency which is caused by an event beyond the control of the Participant or Beneficiary, and which would result in severe financial hardship to the Participant or Beneficiary if a distribution or revocation of a deferral election were not permitted. Hardship conditions will be evaluated in accordance with the terms of Treasury
Regulations Section 1.457-2(h)(4). The Committee will have sole discretion to determine whether a Hardship condition exists and the Committee's determination will be final.

     A Participant must submit a written request for a Hardship to the Committee on the form and in the manner prescribed by the Committee. The Hardship request must: (i) describe and certify the Hardship condition and the severe financial need; and (ii) state whether the Participant requests a withdrawal of all or a portion of his vested Deferral Account to meet the severe financial need. The Committee will have sole discretion to determine whether a Hardship exists and to determine the appropriate action, if any, provided however, in no event will the Committee approve a Hardship distribution request for expenses related to any medical condition or expenses related to the death of any person unless the request for distribution is submitted to the Committee and approved by the Committee for Hardship distribution prior to the date on which the expense is incurred. The Committee, in its sole discretion may make exception to the foregoing rule if it determines that the circumstances creating the expense for which reimbursement is sought were not reasonably foreseeable. Regardless of whether the Participant desires to reduce or cease any Compensation amounts to be deferred after the Hardship request is made, the Participant will be precluded from deferring Compensation for the remainder of the Plan Year in which a Hardship is approved by the Committee.

2.15     Insolvent
     means the  Company is (i) unable to pay its debts as they  become  due,  or
(ii) subject to a pending proceeding as a debtor under the United States Bankruptcy Code.

2.16     Investment Fund or Funds
     means the investment fund or funds designated by the Committee as the basis for determining the investment return to be allocated to the Participants' Deferral Accounts. The Committee may change the Investment Funds at such times as it deems appropriate. An Investment Fund may include or consist solely of publicly traded securities of the Company.

2.17     Participant
     means an Eligible Employee who is eligible to participate in the Plan as provided in Section 3.1 and who has made an election to defer Compensation pursuant to the Plan.

2.18     Plan
     means the Security National Financial Corporation Deferred Compensation Plan, as set forth in this document, as amended from time to time.

2.19     Plan Year
     means the Company's  fiscal year,  beginning  January 1 and ending December
31.

2.20     Retirement Age
     means, while employed by the Company, attainment of age 55 with 10 Years of Service ("Early Retirement Age"), or attainment of age 65, without regard to Years of Service.

2.21     Year of Service
     means, with respect to a Participant, a calendar year during which the Eligible Employee was in full time employment with the Company and for the entire year. Full time employment shall be determined according to the rules adopted and utilized by the Company to classify full time employees.

                                   ARTICLE III
                                  PARTICIPATION

3.1      Eligibility
     An Eligible Employee of the Company shall participate in the Plan only to the extent and for the period that the Eligible Employee satisfies the definition of Eligible Employee in this Plan, is selected by the Committee to participate and is a member of select group of management or highly compensated employees, as such group is described under Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA. An individual who is an Eligible Employee as of the first day of the Plan Year but who ceases to be an Eligible Employee during the Plan Year shall continue to participate in the Plan with respect to any Deferred Compensation Agreements in effect for the Plan Year, but shall terminate participation as of the end of the Plan Year. The Participant shall not be permitted to enter into any new Deferred Compensation Agreements with the Company unless and until the individual again becomes an Eligible Employee.

3.2      Participation
     An Eligible Employee who participates in the Plan may elect to defer the receipt of compensation earned by the Eligible Employee by executing an agreement as described in Section 3.4. The Eligible Employee shall make the election in accordance with Section 3.3. The Company shall withhold amounts deferred by the Participant in accordance with this election. The Participant's deferred amounts shall be credited to the Deferral Account as provided in
Article V and distributed in accordance with Article VI. An election to defer receipt of Compensation shall continue in effect for a given Plan Year unless the Participant separates from employment.

3.3      Election Procedure
     An election to defer Compensation  under an agreement  described in Section
3.4 is made by executing a Deferred Compensation Agreement on the form and in the manner prescribed by the Committee. The Agreement must be properly completed, signed and delivered to the Company prior to the first day of the Plan Year for which Compensation shall be earned, provided however, that an individual who becomes an Eligible Employee for the first time on or after the first day of a Plan Year but prior to the first day of any calendar quarter during the Plan Year shall be permitted to make an election to defer Compensation that will be earned on and after the first day of the next applicable calendar quarter and for the remainder of the Plan Year by executing a Deferred Compensation Agreement prior to that date.

3.4      Deferred Compensation Agreement
     A Deferred Compensation Agreement shall remain in effect for the Plan Year and for all subsequent Plan years until amended or revoked by the Participant or terminated by the Company as provided in Section 3.5. The Deferred Compensation Agreement shall be applicable only to Compensation described in paragraphs (a) through (c) earned after the date on which the Agreement is effective. The Agreement shall define the amount of Compensation that shall be deferred for the Plan Year, and for all subsequent Plan Years and may define differing deferral amounts of Base Salary and Bonus(es) payable to the Eligible Employee for the Plan Year, subject to the following:

          (a) Base Salary. A Participant shall be permitted to defer a maximum of fifty (50%) of Base Salary earned in a Plan Year. In the case of a Participant whose Base Salary contains a commission element, the Participant shall be permitted to defer a maximum of fifty percent (50%) of all commissions earned in the Plan Year.

          (b) Bonus. A participant shall be permitted to defer a maximum of one hundred percent (100%) of all Bonus(es) with respect to a Plan Year.

          (c) Minimum Deferral. The minimum deferral percentage which may be elected by an Eligible Employee, whether applicable to Base Salary, Bonus or both shall be five percent (5%). Additional deferral amounts shall be in five percent (5%) increments. The Committee may, in its discretion, establish a greater minimum deferral percentage amount or incremental deferral percentage applicable to Base Salary or Bonus(es) for any given Plan Year.

          (d) Hardship Withdrawal Request. All deferrals by an Eligible Employee for the remainder of the Plan Year shall cease in the event the Committee approves a request of the Eligible Employee for a Hardship withdrawal for that Plan Year. No cessation of deferrals shall affect any limit established pursuant to Section 3.4(c) above, and no deferral amounts so reduced or not made shall be required to be made in addition to any future deferrals that are not affected by the Hardship request.

3.5      Irrevocable Election
     A Participant's Deferred Compensation Agreement for a given Plan Year cannot be amended by the Participant and, except as provided in Section 3.4(d) and this Section 3.5, is irrevocable. A Participant shall be permitted, prior to the commencement of each subsequent Plan Year following execution of the Deferred Compensation Agreement, to amend the deferral amount applicable to the Participant's Compensation or to revoke the Deferred Compensation Agreement entirely. The amendment or revocation shall be effective only as of the first day of the next following Plan Year and shall be accomplished by execution of a new Deferred Compensation Agreement, which shall supersede all previously executed Agreements. The Company reserves the right to modify any Deferred Compensation Agreement to reflect a change in Plan provisions or for administrative convenience.

     A  Participant's   election  to  defer   Compensation  under  the  Deferred
Compensation Agreement shall become null and void upon the Participant's termination from employment with the Company, and no Compensation that may be payable after the Participant terminates from employment with the Company and otherwise would be subject to such Agreements shall be deferred under this Plan.

3.6      Community and Marital Property
     The spouse of a Participant shall have a community or marital property interest in the Participant's Deferral Account, but only to the extent required by applicable law, which the spouse may pass to a third party upon his or her death. If it is intended that a spouse relinquish his or her community or marital property interest in the Participant's Deferral Account, the spouse must execute a waiver in which he or she clearly states an intention to relinquish his or her rights under community or marital property law with respect to the Deferral Account. A spouse's consent to a Participant's designation of a non-spouse Beneficiary is not sufficient to effect a waiver.

                                   ARTICLE IV
                              COMPANY CONTRIBUTIONS

4.1      Company Contributions
     The Company may, in its sole discretion, contribute to the Plan any amount it determines from time to time. Any Company contribution made pursuant to this
Section 4.1 shall be credited as provided in Article V to the Deferral Account(s) of the Participant or Participants designated by the Company at the time the contribution is made and distributed in accordance with Article VI.

4.2      Vesting
     A Participant's interest in (i) the Compensation deferred to his or her Deferral Account pursuant to Sections 3.2 through 3.4 of the Plan, (ii) any Company contributions made to the Plan for a Plan Year in accordance with
Section 4.1 of the Plan and allocated to his Deferral Account, and (iii) any earnings credited to the Participant's Deferral Account pursuant to Section 5.6 of the Plan, shall be at all times fully vested and nonforfeitable.

                                    ARTICLE V
                          PARTICIPANT ACCOUNT BALANCES

5.1      Establishment of Accounts
     The Committee may select an independent record keeper (who may be an affiliate of the Company) to establish and maintain a Deferral Account on behalf of each Participant. Contributions and net income (or losses) will be credited to each Deferral Account in accordance with the provision of this Article.

5.2      Bookkeeping
     Deferral Accounts will be primarily for accounting purpose and will not restrict the operation of the Plan or require separate earmarked assets to be allocated to any account. The establishment of a Deferral Account will not give any Participant the right to receive any asset held by the Company in connection with the Plan or otherwise.

5.3      Crediting Deferred Compensation
     The Committee will credit to a Participant's Deferral Account any amount deferred by the Participant as soon as practicable following the pay period to which such amount would have been paid to the Participant absent a Deferred Compensation Agreement.

5.4      Crediting Company Contributions
     As of the end of each Company payroll period, the Committee shall credit to Participant's Deferral Account the amount of any Company contributions made by the Company pursuant to Section 4.1; provided, however, that the Committee may, in its discretion, credit Company contributions less frequently, but not less than annually, as the Committee may deem necessary or appropriate in furtherance of proper Plan administration.

5.5      Establishment of Investment Funds
     The Committee, in its sole discretion, will establish one or more Investment Funds which will be maintained for the purpose of determining the investment return to be credited to a Participant's Deferral Account. The Committee may change from time to time the number, identity or composition of the Investment Funds or discontinue the availability of any Investment Fund. The Investment Funds will reflect investment options which are available in the marketplace for self directed accounts in retirement plans and may be (but need not be) the same funds available through any qualified retirement plan sponsored by the Company. An Investment Fund may also consist exclusively of publicly traded securities of the Company.

     Pursuant to rules adopted by the Committee each Participant will indicate the Investment Funds to which contributions under Section 5.3 and any existing Deferral Account balance are to be credited. Investment Fund elections by Participants must be made in twenty-five percent (25%) increments and at such times and in such manner as the Committee will specify. A Participant may change his or her Investment Fund at any time and in such manner as the Committee may specify. Each Participant shall be provided from time to time with the investment "results" of the selected Investment Funds. The Company's liability to the Participant for amounts in the Deferred Compensation Account will include gains and losses attributed to the Investment Funds selected by the Participant.

5.5      Crediting Investment Results
     A Participant's Deferral Account balance will be increased or decreased to reflect investment results, as they occur. Deferral Accounts will be credited with the investment return of the Investment Funds in which the Participant elected to be deemed to participate. The credited investment return is intended to reflect the actual performance of the Investment Funds net of any investment or management fees. Nevertheless, no provision of this Plan shall be interpreted to require the Company to actually invest any amounts in any particular fund, whether or not such fund is one of the Investment Funds available for selection by Participants in the Plan.

5.6      Notification to Participants
     The Committee shall notify each Participant with respect to the status of the Participant's Deferral Account as soon as practicable after the end of each Plan Year. Neither the Company nor the Committee to any extent warrants, Guarantees or represents that the value of any Participant's Deferral Account at any time will equal or exceed the amount previously allocated or contributed thereto.

                                   ARTICLE VI
                            DISTRIBUTION OF ACCOUNTS

6.1 Distribution Due to Separation from Employment on or after Retirement Age A Participant who separates from employment with the Company on or after attaining Retirement Age (or Early Retirement Age, if applicable) shall receive his vested Deferral Account at the time and in the manner elected by the Participant. An election regarding the time (Retirement Age or Early Retirement
Age) and manner of payment of the Participant's Deferral Account balance (including all future years' contributions) shall be made at the time the Participant first commences participation in the Plan and may be amended thereafter at the election of the Participant, provided that any amendment will only be valid if made concurrent with the Participant's most recent election to defer Compensation under Section 3.3 or concurrent with the Participant's amendment of his or her Deferred Compensation Agreement under Section 3.5. An election in any subsequent Deferred Compensation Agreement regarding the time and manner of payment of the Participant's Deferral Account which alters a prior election shall supersede the prior election and shall apply to all amounts in the Participant's Deferral Account which have accrued and continue to accrue in the Deferral Account until altered by a later election providing for a different time or manner of payment.

          (a) Time of Payment. A Participant's vested Deferral Account balance shall be paid (or commence to be paid) on the January 1st immediately following the date of separation from employment on or after attaining Retirement Age or Early Retirement Age, as elected. Payment cannot commence prior to January 1st unless specifically approved by the Committee following petition to the Committee for earlier commencement submitted by the Participant.

          (b) Manner of Payment. A Participant's vested Deferral Account will be paid in a lump sum cash payment, or if the Participant has elected to receive payments in substantially equal monthly installments, then over a period of five (5) or ten (10) years, as elected. If no election has been made by the Participant, the Deferral Account will be paid in substantially equal monthly installments over a period of five (5) years.

          (c) Value of Deferred Account Balance. The value of a Participant's Deferral Account to be distributed shall be determined as of the date a payment is made, and shall be charged with distributions and adjusted for gains and losses, through such date. To the extent payment shall be made in installments, the amount of the installment for a particular month may be adjusted to take into account the value of the Participant's Deferral Account (as adjusted) and the number of remaining months over which the installment payments are to be made.

6.2 Distribution Upon Separation Prior to Death or Attaining Retirement Age

     A Participant who separates from employment with the Company prior to attaining Retirement Age for any reason other than death shall receive amounts credited to his Deferral Account in a lump sum cash payment only, commencing as soon as administratively feasible following the date of separation from employment, but in no event later than one hundred twenty (120) days after the Participant separates from employment. If the Participant's separation from employment shall occur during the last quarter of any calendar year, the date of distribution which shall be administratively feasible shall not occur prior to the next following January 1st. For purposes of this Section 6.2, the value of a Participant's Deferral Account to be distributed shall be determined as of the date the payment is made, and shall be credited with earnings through that date.

6.3 Distribution Upon Death

     In the event a Participant dies prior to receiving all of his or her vested Deferral Account, the Participant's Beneficiary shall receive the unpaid portion of the Participant's Deferral Account in the form of lump sum cash payment no later than one hundred twenty (120) days after the Participant dies and the Committee is provided with written proof of the Participant's death. For purposes of this Section 6.4, the value of a Participant's Deferral Account to be distributed shall be determined as of the date the payment is made, and shall be credited with earnings through such date and, in the case of a Participant who dies while employed with the Company, any deferred amounts that would have been credited to the account if the Participant had continued employment with the Company through such date.

6.4      Unscheduled Distributions

     A Participant shall be entitled to receive a distribution from the Participant's Deferral Account at any time (an "Unscheduled Distribution"), subject to all of the following rules and limitations:

          (a) A Participant may receive no more than one (1) Unscheduled Distribution in any Plan Year.

          (b) The Unscheduled Distribution amount shall not include any amounts deferred by the Participant during the same Plan Year in which the Unscheduled Distribution occurs.

          (c) The Unscheduled Distribution amount shall equal ninety percent (90%) of the amount requested by Participant. The remaining ten percent (10%) of the amount requested shall be permanently forfeited from the Participant's Deferral Account at the time the Unscheduled Distribution is made and shall no longer be available for distribution to the Participant from the Plan.

          (d) The Participant shall not be permitted to make further deferrals to the Plan nor shall the Participant be entitled to any allocation of Company contributions to the Plan prior to the expiration of twelve (12) months from the date of the Unscheduled Distribution. Following the twelve month period the Participant shall be treated as newly eligible under
     Article III and shall be eligible to execute a new deferral agreement as provided in Section 3.3.

6.5 Cash Payments Only
    All distributions under the Plan will be made in cash by check.

6.6 Disability
     For the purposes of Sections 6.2 and 6.3, in the event of a Participant's Disability, the Participant will be considered to have separated from employment as of the first day the Participant first becomes eligible for benefits under the Company's long-term disability plan as then in effect.

6.7 Separation From Employment
     An Employee or Participant shall incur a separation from employment due to the voluntary or involuntary resignation or discharge from his or her position with the Company, or his or her death, retirement, failure to return to active work at the end of an authorized leave of absence or the authorized extension(s) thereof, or upon the happening of any other event or circumstance which, under the then current policy of the Company results in the cessation of the employer-employee relationship. Separation from employment shall not be deemed to occur merely because of a transfer of employment between participating employers who are affiliated with the Company.

                                   ARTICLE VII
                               PLAN ADMINISTRATION

7.1      Plan Administrator
     This Plan shall be administered by the Committee, which will be the Plan Administrator. The Committee members shall be appointed by and serve at the pleasure of the Board.

7.2      Amendment or Termination
     The Board may amend any provision of this Plan, and may terminate the Plan in its entirety, at any time and for any reason. No amendment or termination of the Plan will reduce any Participant's Deferral Account balance as of the effective date of such amendment or termination. Upon termination of the Plan, each Participant's Deferral Account shall be distributed to the Participant at the times and in accordance with the distribution rules set forth in Article VI.

7.3      Administration of the Plan
     The Committee shall have the sole authority to control and manage the operation and administration of the Plan and have all powers, authority and discretion necessary or appropriate to carry out the Plan provisions, and to interpret and apply the terms of the Plan to particular cases or circumstances. All decisions, determinations and interpretations of the Committee will be binding on all interested parties, subject to the claims and appeal procedure necessary to satisfy the minimum standard of ERISA Section 503, and will be given the maximum deference allowed by law. The Committee may delegate in writing its responsibilities as it sees fit.

     Committee members who are Participants will abstain from voting on any Plan matters that relate primarily to themselves or that would cause them to be in constructive receipt of amounts credited to their respective Deferral Account. The Board will identify three or more individuals to serve as a temporary replacement of the Committee members in the event that all three members must abstain from voting.

7.4      Indemnification
     The Company will and hereby does indemnify and hold harmless any of its employees, officers, directors or members of the Committee who have fiduciary or administrative responsibilities with respect to the Plan from and against any and all losses, claims, damages, expenses and liabilities (including reasonable attorneys' fees and amounts paid, with the approval of the Board, in settlement of any claim) arising out of or resulting from the implementation of a duty, act or decision with respect to the Plan, so long as such duty, act or decision does not involve gross negligence or willful misconduct on the part of any such individual.

7.5      Claims Procedure
     A Participant or his Beneficiary (the "Claimant") may file a written claim for benefits under the Plan with the Committee. Within sixty (60) days of the filing of the claim, the Committee shall notify the Claimant of the Committee's decision whether to approve the claim. Such notice shall include specific reasons for any denial of the claim. Within sixty (60) days of the date the Claimant was notified of the denial of a claim, the Claimant may appeal the Committee's decision by making a written submission containing any pertinent information. Any decision not appealed within such sixty (60) day period shall be final, binding and conclusive. The Committee shall review information submitted with an appeal and render a decision within sixty (60) days of the submission of the appeal. If it is not feasible for the Committee to render a decision on an appeal within the prescribed sixty (60) day period, the period may be extended to a one hundred twenty (120) day period.

                                  ARTICLE VIII
                                  MISCELLANEOUS

8.1      Funding Arrangements
     The Committee shall determine the amounts it deems necessary or appropriate to fund the Company's obligation to pay Deferral Accounts. Such amounts shall be held in trust by a trustee selected by the Board, and shall be earmarked to pay benefits under the terms of the Plan. The Committee will direct the Company to make periodic contributions to the trust at such times and in such amounts as the Committee deems appropriate.

     Trust assets cannot be diverted to, or used for, any purpose except payments to Participant and Beneficiaries under the terms of the Plan, or if the Company is insolvent, to pay the Company's creditors. Participants and Beneficiaries will have no right against the Company with respect to the payment of any portion of the Participant's Deferral Account, except as a general unsecured creditor of the Company.

8.2      Nonalienation
     No benefit or interest of any Participant or Beneficiary under this Plan will be subject to any manner of assignment, alienation, anticipation, sale transfer, pledge or encumbrance, whether voluntary or involuntary. Notwithstanding the foregoing, the Committee will honor community property or other marital property rights, but only to the extent required by law. Such rights shall not extend to the recognition of any order which attempts to divide, alienate or otherwise execute or levy on any Deferral Account and which is issued in connection with or as a result of any domestic relations proceeding, no matter the nature of or basis for the order. Prior to distribution to a Participant or Beneficiary, no Deferral Account balance will be in any manner subject to the debts, contracts, liabilities, engagements or torts of the Participant or Beneficiary. Assets held in trust to fund this Plan may, however, be diverted to pay the Company's creditors, if the Company is insolvent.

8.3      Limitation of Rights
     Nothing in this Plan will be construed to give a Participant the right to continue in the employ of the Company at any particular position or to interfere with the right of the Company to discharge, lay off or discipline a Participant at any time and for any reason, or to give the Company the right to require any Participant to remain in its employ or to interfere with the Participant's right to terminate his or her employment.

8.4      Governing Law
     To the extent that state law applies, the provisions of this Plan will be construed, enforced and administered in accordance with the laws of the state of Utah, except to the extent pre-empted by ERISA.

     IN WITNESS WHEREOF, the Company by its duly authorized officer has executed this Security National Financial Corporation Deferred Compensation Plan as of the day of , 2002.

                                    Security National Financial Corporation




                                     By:
                                     --------------------------------
                                     Title:-----------------------------