Form 10-Q
period 2002-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2002-05-15
CIK 318673

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 2002             Commission File Number: 0-9341
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

                              YES  XX         NO
                                  ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class A Common Stock, $2.00 par value                   4,068,904
-------------------------------------      ----------------------------------
         Title of Class                    Number of Shares Outstanding as of
                                                  March 31, 2002


Class C Common Stock, $.20 par value                    6,044,807
------------------------------------       ----------------------------------
         Title of Class                    Number of Shares Outstanding as of
                                                  March 31, 2002

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10Q

                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                            Page No.
------                                                 --------

         Consolidated Statement of Earnings -
         Three months ended March 31, 2002 and
         2001 (unaudited).........................................3

         Consolidated Balance Sheet - March 31, 2002
         (unaudited) and December 31, 2001 .......................4-5

         Consolidated Statement of Cash Flows -
         Three months ended March 31, 2002 and 2001
         (unaudited)..............................................6

         Notes to Consolidated Financial Statements...............7-9


Item 2      Management's Discussion and Analysis..................10-13
------

Item 3      Quantitative and Qualitative Disclosure of
------      Market Risk...........................................13


                           PART II - OTHER INFORMATION

            Other Information.....................................13-14

            Signature Page........................................15

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                   Three Months Ended March 31,
Revenues:                                             2002               2001
--------                                              ----               ----
Insurance premiums and
   other considerations                            $3,322,756        $3,481,137
Net investment income                               2,923,765         3,149,433
Net mortuary and cemetery sales                     2,728,263         2,460,065
Realized gains on investments
   and other assets                                   719,417             4,097
Mortgage fee income                                 9,865,991         8,620,708
Other                                                  41,347            31,324
                                                 ------------      ------------
   Total revenues                                  19,601,539        17,746,764

Benefits and expenses:
---------------------
Death benefits                                      1,668,670         1,504,909
Surrenders and other policy benefits                  629,911           296,599
Increase in future policy benefits                    747,186         1,294,544
Amortization of deferred policy
   acquisition costs and cost of
   insurance acquired                                 834,527         1,077,737
General and administrative expenses:
   Commissions                                      7,031,093         6,451,535
   Salaries                                         2,608,950         2,036,663
   Other                                            3,311,341         3,032,981
Interest expense                                      322,353           707,553
Cost of goods and services sold
  of the mortuaries and cemeteries                    600,325           633,597
                                                 ------------      ------------
   Total benefits and expenses                     17,754,356        17,036,118

Earnings before income taxes                        1,847,183           710,646
Income tax expense                                   (456,372)         (190,156)
Minority interest (income)
   loss of subsidiary                                 (10,950)            8,503
                                                 ------------      ------------

      Net earnings                                 $1,379,861          $528,993
                                                 ============      ============

Net earnings per common share                           $0.30             $0.12
                                                 ============      ============
   Weighted average outstanding
      common shares                                 4,673,385         4,450,839
                                                 ============      ============

Net earnings per common
   share-assuming dilution                              $0.30             $0.12
                                                 ============      ============

   Weighted average outstanding
      common shares assuming-dilution               4,674,697         4,451,094
                                                 ============      ============

See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                March 31, 2002     December 31,
                                                  (Unaudited)         2001
                                                --------------     -----------
Assets:
Insurance-related investments:
Fixed maturity securities held
   to maturity, at amortized cost                $25,529,958        $27,799,909
Fixed maturity securities available
   for sale, at market                            20,774,108         21,470,729
Equity securities available for sale,
   at market                                       2,699,505          2,641,549
Mortgage loans on real estate                     14,239,950         15,479,305
Real estate, net of accumulated
   depreciation                                    9,145,061          9,051,691
Policy, student and other loans                   11,130,398         11,277,975
Short-term investments                             3,294,374          1,453,644
                                               -------------      -------------
      Total insurance-related
         investments                              86,813,354         89,174,802
Restricted assets
   of cemeteries and mortuaries                    5,425,430          5,339,436
Cash                                              14,847,055          8,757,246
Receivables:
   Trade contracts                                 5,143,000          6,945,274
   Mortgage loans sold to investors               49,462,718         50,695,073
   Receivable from agents                          2,158,344          2,061,541
   Receivable from officers                           97,000            102,200
   Other                                           1,093,899          1,183,927
                                               -------------      -------------
      Total receivables                           57,954,961         60,988,015
   Allowance for doubtful accounts                (2,378,292)        (2,287,241)
                                               -------------      -------------
   Net receivables                                55,576,669         58,700,774
Policyholder accounts on deposit
   with reinsurer                                  7,120,360          7,148,068
Land and improvements held for sale                8,147,268          8,346,448
Accrued investment income                          1,202,536          1,059,789
Deferred policy acquisition costs                 15,034,437         14,453,023
Property, plant and equipment, net                10,872,668         10,802,387
Cost of insurance acquired                         7,431,019          7,615,348
Excess of cost over net assets
   of acquired subsidiaries                        1,056,174          1,065,045
Other                                                719,726            597,209
                                               -------------      -------------
      Total assets                              $214,246,696       $213,059,575
                                               =============      =============


















See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)


                                               March 31, 2002     December 31,
                                                 (Unaudited)         2001
                                               --------------     -----------
Liabilities:
-------------
Future life, annuity, and other
  policy benefits                              $141,002,970     $140,504,866
Unearned premium reserve                          1,963,317        1,785,977
Bank loans payable                                8,622,705        8,461,900
Notes and contracts payable                       3,560,445        3,635,776
Estimated future costs of
   pre-need sales                                 9,367,455        9,338,353
Payable to endowment care fund                       11,225               --
Accounts payable                                    842,433        1,319,319
Funds held under reinsurance
   treaties                                       1,359,640        1,379,640
Other liabilities and
   accrued expenses                               4,784,748        5,552,799
Income taxes                                      7,245,801        6,874,597
                                              -------------    -------------
      Total liabilities                         178,760,739      178,853,227

Minority interest                                 4,208,827        4,237,030

Stockholders' Equity:
--------------------
Common stock:
      Class A: $2 par value,
         authorized 10,000,000
         shares, issued 5,363,620
         shares in 2002 and 5,363,591
         shares in 2001                          10,727,240       10,727,182
      Class C: $0.20 par value,
         authorized 7,500,000 shares,
         issued 6,113,139 shares in
         2002 and 6,113,430 shares
         in 2001                                  1,222,628        1,222,686
                                              -------------    -------------
Total common stock                               11,949,868       11,949,868
Additional paid-in capital                       10,168,524       10,168,523
Accumulated other comprehensive
   income, net of deferred taxes                  1,151,880        1,223,930
Retained earnings                                11,369,091        9,989,230
Treasury stock at cost (1,294,716
      Class A shares and 68,332 Class C
      shares in 2002 and 2001 held
      by affiliated companies)                   (3,362,233)      (3,362,233)
                                              -------------    -------------
Total stockholders' equity                       31,277,130       29,969,318
                                              -------------    -------------
   Total liabilities and
      stockholders' equity                     $214,246,696     $213,059,575
                                              =============    =============













See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                   Three Months Ended March 31,
                                                         2002       2001
                                                         ----       ----
Cash flows from operating activities:
      Net cash provided by (used in)
      operating activities                           $4,914,284  $(11,925,632)

Cash flows from investing activities:
   Securities held to maturity:
      Purchase - fixed maturity securities                   --      (402,995)
      Calls and maturities - fixed
        maturity securities                           2,277,722     4,509,696
   Securities available for sale:
      Calls and maturities - fixed
         maturity securities                            300,000         6,250
   Purchases of short-term investments               (1,840,730)   (6,948,226)
   Sales of short-term investments                           --     7,768,000
   Purchases of restricted assets                       (85,994)     (101,672)
   Mortgage, policy, and other loans made              (256,554)   (1,820,134)
   Payments received for mortgage,
     policy, and other loans                          1,836,530     1,215,028
   Purchases of property, plant,
      and equipment                                    (346,650)     (106,839)
   Purchases of real estate                            (384,876)      (18,439)
                                                   ------------  ------------

         Net cash provided by
            (used in) investing activities            1,499,448     4,100,669
                                                   ------------  ------------

Cash flows from financing activities:
   Annuity receipts                                   2,504,928     1,739,650
   Annuity withdrawals                               (2,914,325)   (3,178,673)
   Repayment of bank loans and
      notes and contracts payable                      (101,120)     (583,784)
   Proceeds from borrowings on bank
      loans and notes and contracts payable             186,594         --
   Net change in line of credit
      for financing of mortgage loans                        --     2,000,000
                                                   ------------  ------------

   Net cash (used in) provided by
      financing activities                             (323,923)      (22,807)
                                                   ------------  ------------
Net change in cash                                    6,089,809    (7,847,770)

Cash at beginning of period                           8,757,246    11,275,030
                                                   ------------  ------------
Cash at end of period                               $14,847,055    $3,427,260
                                                   ============  ============















See accompanying notes to consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

2.   Comprehensive Income

For the three months ended March 31, 2002 and 2001, total comprehensive income amounted to $1,307,811 and $663,018, respectively.

3.   Capital Stock

The basic and diluted earnings per share amounts were calculated as follows:

                                                Three Months Ended March 31,
                                                  2002            2001
                                                  ----            ----
Numerator:
      Net income                               $1,379,861        $528,993
                                               ==========      ==========

Denominator:
      Denominator for basic
        earnings per share--
        weighted-average shares                 4,673,385       4,450,839
                                               ----------      ----------

      Effect of dilutive securities:
        Employee stock options                      1,312             255
                                               ----------      ----------

      Dilutive potential
        common shares                               1,312             255
                                               ----------      ----------

      Denominator for diluted earnings
        per share-adjusted weighted-
        average shares and assumed
        conversions                             4,674,697       4,451,094
                                               ==========      ==========

      Basic earnings per share                      $0.30           $0.12
                                               ==========      ==========

      Diluted earnings per share                    $0.30           $0.12
                                               ==========      ==========

There are no dilutive effects on net income for purpose of this calculation.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)



4.  Business Segment

                                   Life        Cemetery/                  Reconciling
                                Insurance      Mortuary      Mortgage        Items       Consolidated
                                ---------      --------      --------        -----       ------------

For the Three Months Ended
   March 31, 2002
   Revenues from
      external customers       $4,873,742     $3,688,908    $11,038,889       $     --     $19,601,539

   Intersegment revenues        1,206,072             --             --     (1,206,072)             --

   Segment profit                 335,851        970,842        540,490             --       1,847,183

   Identifiable assets        201,181,785     39,801,986      5,774,218    (32,523,293)    214,246,696

For the Three Months Ended
   March 31, 2001
   Revenues from
      external customers       $5,343,762     $2,707,413     $9,695,589       $     --     $17,746,764

   Intersegment revenues          814,001             --             --       (814,001)             --

   Segment profit                 318,165        177,940        214,541             --         710,646

   Identifiable assets        201,889,255     35,847,523      4,845,984    (32,204,583)    210,378,179


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

During the three months ended March 31, 2002, Security National Mortgage Company ("SNMC") experienced increases in revenue and expenses due to the increase in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from origination points paid by the borrowers and service and release premiums received from third party investors who purchase the loans from SNMC. SNMC sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. SNMC originated and sold 2,194 ($311,000,000) and 1,856 ($270,000,000) loans respectively for the three months ended March 31, 2002 and 2001.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Total revenues increased by $1,855,000, or 10.5%, to $19,602,000 for the three months ended March 31, 2002, from $17,747,000 for the three months ended March 31, 2001. Contributing to this increase in total revenues was a $1,245,000 increase in mortgage fee income, a $268,000 increase in net mortuary and cemetery sales and a $715,000 increase in realized gains on investments and other assets.

Insurance premiums and other considerations decreased by $158,000, or 4.5%, to $3,323,000 for the three months ended March 31, 2002, from $3,481,000 for the comparable period in 2001. This decrease was primarily the result of a decrease in the amortization of unearned premium reserve to the Company's current actuarial assumptions.

Net investment income decreased by $225,000, or 7.2%, to $2,924,000 for the three months ended March 31, 2002, from $3,149,000 for the comparable period in 2001. This decrease was primarily attributable to lower yields on investments.

Net mortuary and cemetery sales increased by $268,000, or 10.9%, to $2,728,000 for the three months ended March 31, 2002, from $2,460,000 for the comparable period in 2001. This increase was primarily due to additional at-need cemetery and mortuary sales.

Realized gains on investments and other assets increased by $715,000, to $719,000 for the three months ended March 31, 2002, from $4,000 for the comparable period in 2001. This increase was the result of the sale of approximately 3.5 acres at Lakehills Cemetery in Sandy, Utah, to the Utah Transit Authority.

Mortgage fee income increased by $1,245,000, or 14.4%, to $9,866,000 for the three months ended March 31, 2002, from $8,621,000 for the comparable period in 2001. This increase was primarily attributable to a greater number of loan originations during the three months of 2002 due to the opening of new branch offices in Mesa, Arizona and Houston, Texas and an increase in business at existing branch offices.

Total benefits and expenses were $17,754,000, or 90.6%, of total revenues for the three months ended March 31, 2002, as compared to $17,036,000, or 96.0%, of total revenues for the comparable period in 2001.

Death benefits, surrenders and other policy benefits and increase in future policy benefits decreased by an aggregate of $50,000, or 1.6%, to $3,046,000 for the three months ended March 31, 2002, from $3,096,000 for the comparable period in 2001. This decrease was primarily the result of a decrease in reserves for policyholders.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $243,000, or 22.6%, to $835,000 for the three months ended March 31, 2002, from $1,078,000 for the comparable period in 2001. This decrease was primarily due to the adjustment of the amortization rate to the Company's current actuarial assumptions.

General and administrative expenses increased by $1,430,000, or 12.4%, to $12,951,000 for the three months ended March 31, 2002, from $11,521,000 for the comparable period in 2001. This increase primarily resulted from an increase in commissions, salaries and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the three months of 2002.

Interest expense decreased by $386,000, or 54.4%, to $322,000 for the three months ended March 31, 2002, from $708,000 for the comparable period in 2001. This decrease was primarily due to lower interest rates for borrowings under the Company's warehouse lines of credit required for mortgage loan originations by the Company's mortgage subsidiary.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $34,000, or 5.3%, to $600,000 for the three months ended March 31, 2002, from $634,000 for the comparable period in 2001. This decrease was primarily due to greater sales of cemetery burial property sales in 2002, which have a lower cost of goods sold than other funeral products.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $46,304,000 as of March 31, 2002, compared to $49,271,000 as of

December 31, 2001. This represents 53% and 55% of the total insurance-related investments as of March 31, 2002, and December 31, 2001, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are three categories used for rating bonds. At March 31, 2002 and December 31, 2001, 5% ($2,438,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2002 and December 31, 2001, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $43,449,000 as of March 31, 2002, as compared to $42,067,000 as of December 31, 2001. Stockholders' equity as a percent of capitalization increased to 72% as of March 31, 2002, from 71% as of December 31, 2001.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2001 was 13.2% as compared to a rate of 15.0% for 2000. The 2002 lapse rate is approximately the same as 2001.

At March 31, 2002, $23,209,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

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

               An action was brought against the Company in May 2001, by Glenna Brown Thomas individually and as personal representative of the Estate of Lynn W. Brown in the Third Judicial Court, Salt Lake County, Utah. The action asserts that Memorial Estates delivered to Lynn W. Brown three stock certificates representing 2,000 shares in 1970 and 1971. Mr. Brown died in 1972. It is asserted that at the time the 2,000 shares were issued and outstanding, such represented a 2% ownership of Memorial Estates. It is alleged Mr. Brown was entitled to preemptive rights and that after the issuance of the stock to Mr. Brown there were further issuances of stock without providing written notice to Mr. Brown or his estate with respect to an opportunity to purchase more stock. It is asserted among the other things that the plaintiff "has the right to a transfer of Brown's shares to

               Thomas on defendants' (which includes Security National Financial Corporation as well as Memorial Estates, Inc.) books and to restoration of Brown's proportion of share ownership in Memorial at the time of his death by issuance and delivery to Thomas of sufficient shares of defendant's publicly traded and unrestricted stock in exchange for the 2,000 shares of Memorial stock and payment of all dividends from the date of Thomas's demand, as required by Article XV of the Articles of Incorporation." Based on present information, the Company intends to vigorously defend the matter, including an assertion that the statute of limitations bars the claims.

               An action was brought against the Company by National Group Underwriters, Inc. ("NGU") in state court in the State of Texas. The case was removed by the Company to the United States District Court for the Northern District of Texas, Fort Worth Division. An Amended Complaint was filed on or about July 18, 2001. The
               Amended Complaint asserts that NGU had a contract with the Company wherein NGU would submit applications for certain policies of insurance to be issued by the Company. It is alleged that disputes have arisen between NGU and the Company with regard to the calculation and payment of certain advanced commissions as well as certain production bonuses.

               NGU alleges that it "has been damaged far in excess of the $75,000 minimum jurisdictional limits of this Court." NGU also seeks attorney's fees and costs as well as prejudgment and postjudgment interest. A second amended complaint and a third amended complaint, which included a fraud claim, were filed. A motion was filed by the Company to dismiss the third amended complaint, including the fraud claim. The court denied the motion. The Company has counterclaimed for what it claims to be a debit balance owing to it pursuant to the relationship between the parties with the counterclaim seeking an amount in excess of $411,000 (said amount potentially subject to reduction as premiums are received). The Company is also seeking to recover attorney's fees and costs, as well punitive damages on two of its causes of action. NGU has filed a motion to dismiss certain claims in the counterclaim, which the court granted in part and denied in part. Discovery is currently taking place. The Company intends to vigorously defend the matter as well as prosecute its counterclaim.

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

10.    A.    Restated and Amended Employee Stock Ownership Plan and Trust
             Agreement (1)
       B.    Deferred Compensation Agreement with George R. Quist (2)
       C.    1993 Stock Option Plan (3)
       D.    2000 Director Stock Option Plan (12)
       E.    Promissory Note with Key Bank of Utah (4)
       F.    Loan and Security Agreement with Key Bank of Utah (4)
       G.    General Pledge Agreement with Key Bank of Utah (4)
       H.    Note Secured by Purchase Price Deed of Trust and Assignment of
             Rents with the Carter Family Trust and the Leonard M. Smith
             Family Trust (5)
       I.    Deed of Trust and Assignment of Rents with the Carter Family Trust and the Leonard M. Smith Family Trust (5)
       J.    Promissory Note with Page and Patricia Greer (6)
       K.    Pledge Agreement with Page and Patricia Greer (6)
       L.    Promissory Note with Civil Service Employees Insurance Company (7)
       M.    Deferred Compensation Agreement with William C. Sargent (8)
       N.    Employment Agreement with Scott M. Quist. (8)
       O.    Acquisition Agreement with Consolidare Enterprises, Inc., and certain shareholders of Consolidare. (9)
       P.    Agreement and Plan of Merger between Consolidare Enterprises,
             Inc., and SSLIC Holding Company. (10)
       Q.    Administrative Services Agreement with Southern Security Life
             Insurance Company. (11)
       R.    Promissory Note with George R. Quist (13)
       S.    Deferred Compensation Plan (14)

            (1) Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987.
            (2) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989.
            (3) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994.
            (4) Incorporated by reference from Report on Form 8-K, as filed on February 24, 1995.
            (5) Incorporated by reference from Annual Report on Form 10K, as filed on March 31, 1995.
            (6) Incorporated by reference from Report on Form 8-K, as filed on May 1, 1995.
            (7) Incorporated by reference from Report on Form 8-K, as filed on January 16, 1996.
            (8) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1998.
            (9) Incorporated by reference from Report on Form 8-K, as filed on May 11, 1998.
           (10) Incorporated by reference from Report on Form 8-K, as filed on January 4, 1999.
           (11) Incorporated by reference from Report on Form 8-K, as filed on March 4, 1999.
           (12) Incorporated by reference from Schedule 14A Definitive Proxy Statement, filed August 29, 2000, relating to the Company's Annual Meeting of Shareholders.
           (13) Incorporated by reference from Report on Form 10-K, as filed on April 16, 2001.
           (14) Incorporated by reference from Report on Form 10-K, as filed on April 3, 2002.

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


                                   REGISTRANT
                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: May 15, 2002            By:    George R. Quist,
                                      ----------------
                                      Chairman of the Board,
                                      President and Chief Executive Officer
                                     (Principal Executive Officer)


DATED: May 15, 2002            By:    Stephen M. Sill
                                      ---------------
                                      Vice President, Treasurer and Chief
                                      Financial Officer (Principal
                                      Financial and Accounting Officer)