Form 10-Q
period 2002-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2002-08-14
CIK 318673

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 2002             Commission File Number: 0-9341
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

                              YES  XX         NO
                                  ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class A Common Stock, $2.00 par value                4,684,250
-------------------------------------      ---------------------------------
         Title of Class                    Number of Shares Outstanding as of
                                                   June 30, 2002


Class C Common Stock, $.20 par value                 5,822,148
------------------------------------       ----------------------------------
         Title of Class                    Number of Shares Outstanding as of
                                                   June 30, 2002

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10Q

                           QUARTER ENDED June 30, 2002

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                                      Page No.
------                                                           --------

         Consolidated Statement of Earnings - Six and three
         months ended June 30, 2002 and 2001 (unaudited)............3

         Consolidated Balance Sheet - June 30, 2002 (unaudited)
         and December 31, 2001 ...................................4-5

         Consolidated Statement of Cash Flows -
         Six months ended June 30, 2002 and 2001 (unaudited)........6

         Notes to Consolidated Financial Statements...............7-9


Item 2  Management's Discussion and Analysis....................10-13
------

Item 3  Quantitative and Qualitative Disclosure of Market Risk.....13
------

                           PART II - OTHER INFORMATION

         Other Information......................................13-16

         Signature Page............................................17

         Certification.............................................17




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                Six Months Ended            Three Months Ended
                                                   June 30,                       June 30,
Revenues:                                    2002            2001         2002             2001
--------                                     ----            ----         ----             ----
Insurance premiums and
   other considerations                   $6,692,209     $6,583,184    $3,369,453     $3,102,047
Net investment income                      5,451,638      6,559,980     2,527,873      3,410,547
Net mortuary and cemetery sales            5,539,033      5,307,781     2,810,770      2,847,716
Realized gains on investments
   and other assets                          718,816          3,986          (601)          (111)
Mortgage fee income                       18,840,224     17,189,891     8,974,233      8,569,183
Other                                        308,967         54,998       267,620         23,674
                                        ------------   ------------  ------------   ------------
   Total revenues                         37,550,887     35,699,820    17,949,348     17,953,056

Benefits and expenses:
---------------------
Death benefits                             2,973,101      2,790,758     1,304,431      1,285,849
Surrenders and other policy benefits       1,070,100        836,554       440,189        539,955
Increase in future policy benefits         2,059,116      2,543,794     1,311,930      1,249,250
Amortization of deferred policy
   acquisition costs and cost of
   insurance acquired                      1,768,769      1,948,946       934,242        871,209
General and administrative expenses:
   Commissions                            13,962,770     13,077,428     6,931,677      6,625,893
   Salaries                                5,383,137      4,239,587     2,774,187      2,202,924
   Other                                   6,365,369      5,969,016     3,054,028      2,936,035
Interest expense                             522,796      1,618,292       200,443        910,739
Cost of goods and services sold
  of the mortuaries and cemeteries         1,282,793      1,381,405       682,468        747,808
                                        ------------    -----------  ------------   ------------
   Total benefits and expenses            35,387,951     34,405,780    17,633,595     17,369,662

Earnings before income taxes               2,162,936      1,294,040       315,753        583,394
Income tax expense                          (530,818)      (354,660)      (74,446)      (164,504)
Minority interest (income)
   loss of subsidiary                         14,365         35,186        25,315         26,683
                                        ------------    -----------  ------------   ------------

      Net earnings                        $1,646,483       $974,566      $266,622       $445,573
                                        ============    ===========  ============   ============

Net earnings per common share                   $.35           $.22          $.06           $.10
                                                ====           ====          ====           ====
   Weighted average outstanding
      common shares                        4,678,817      4,450,839     4,680,628      4,450,839

Net earnings per common
   share-assuming dilution                      $.33           $.22          $.05           $.10
                                                ====           ====          ====           ====

   Weighted average outstanding
      common shares assuming-dilution      5,011,394       4,451,094    5,024,915      4,451,048

See accompanying notes to consolidated financial statements.

                                        3

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                June 30, 2002      December 31,
                                                 (Unaudited)          2001
                                              --------------       -----------
Assets:
Insurance-related investments:
Fixed maturity securities held
   to maturity, at amortized cost                $28,854,886        $27,799,909
Fixed maturity securities available
   for sale, at market                            19,216,767         21,470,729
Equity securities available for sale,
   at market                                       2,394,173          2,641,549
Mortgage loans on real estate                     13,798,647         15,479,305
Real estate, net of accumulated
   depreciation                                    9,719,462          9,051,691
Policy, student and other loans                   10,961,639         11,277,975
Short-term investments                             2,636,041          1,453,644
                                               -------------      -------------
      Total insurance-related
         investments                              87,581,615         89,174,802
Restricted assets
   of cemeteries and mortuaries                    5,532,577          5,339,436
Cash                                              14,172,291          8,757,246
Receivables:
   Trade contracts                                 5,157,627          6,945,274
   Mortgage loans sold to investors               49,275,266         50,695,073
   Receivable from agents                          1,986,129          2,061,541
   Receivable from officers                           82,290            102,200
   Other                                           1,214,641          1,183,927
                                               -------------      -------------
      Total receivables                           57,715,953         60,988,015
   Allowance for doubtful accounts                (2,097,303)        (2,287,241)
                                               -------------      -------------
   Net receivables                                55,618,650         58,700,774
Policyholder accounts on deposit
   with reinsurer                                  7,081,246          7,148,068
Land and improvements held for sale                8,138,927          8,346,448
Accrued investment income                          1,031,413          1,059,789
Deferred policy acquisition costs                 15,385,759         14,453,023
Property, plant and equipment, net                11,107,005         10,802,387
Cost of insurance acquired                         7,246,690          7,615,348
Excess of cost over net assets
   of acquired subsidiaries                        1,047,833          1,065,045
Other                                                686,191            597,209
                                               -------------      -------------
      Total assets                              $214,630,197       $213,059,575
                                               =============      =============


















See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)



                                                 June 30, 2002     December 31,
                                                  (Unaudited)         2001
                                                --------------     -----------
Liabilities:
------------
Future life, annuity, and other
   policy benefits                               $141,146,243      $140,504,866
Unearned premium reserve                            1,918,614         1,785,977
Bank loans payable                                  8,150,628         8,461,900
Notes and contracts payable                         3,325,016         3,635,776
Estimated future costs of
   pre-need sales                                   9,578,535         9,338,353
Payable to endowment care fund                         22,655             5,586
Accounts payable                                    1,141,190         1,319,319
Funds held under reinsurance
   treaties                                         1,342,235         1,379,640
Other liabilities and
   accrued expenses                                 4,761,704         5,547,213
Income taxes                                        7,435,648         6,874,597
                                                -------------     -------------
      Total liabilities                           178,822,468       178,853,227

Minority interest                                   4,250,072         4,237,030

Stockholders' Equity:
--------------------
Common stock:
      Class A: $2 par value,
         authorized 10,000,000
         shares, issued 5,385,887
         shares in 2002 and 5,363,591
         shares in 2001                            10,771,774        10,727,182
      Class C: $0.20 par value,
         authorized 7,500,000 shares,
         issued 5,890,480 shares in
         2002 and 6,113,430 shares
         in 2001                                    1,178,096         1,222,686
                                                -------------     -------------
Total common stock                                 11,949,870        11,949,868
Additional paid-in capital                         10,168,522        10,168,523
Accumulated other comprehensive
   income, net of deferred taxes                    1,127,961         1,223,930
Retained earnings                                  11,635,713         9,989,230
Treasury stock at cost (1,283,852
   in 2002 and 1,294,716 in 2001
      Class A shares and 68,332 Class C
      shares in 2002 and 2001 held
      by affiliated companies)                     (3,324,409)       (3,362,233)
                                                -------------     -------------
Total stockholders' equity                         31,557,657        29,969,318
                                                -------------     -------------
   Total liabilities and
      stockholders' equity                       $214,630,197      $213,059,575
                                                =============     =============













See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                  Six Months Ended June 30,
                                                   2002               2001
                                                   ----               ----
Cash flows from operating activities:
      Net cash provided by (used in)
      operating activities                      $7,127,294        $(6,249,704)
                                               ------------       ------------

Cash flows from investing activities:
   Securities held to maturity:
      Purchase - fixed maturity securities       (4,062,931)       (402,995)
      Calls and maturities - fixed
        maturity securities                       3,046,980       8,094,041
   Securities available for sale:
      Calls and maturities - fixed
         maturity securities                      2,301,497       1,064,816
      Purchase of equity securities                    (367)         --
      Sales of equity securities                     11,381
   Purchases of short-term investments           (1,182,397)    (10,015,902)
   Sales of short-term investments                    --          8,575,000
   Purchases of restricted assets                  (193,141)       (295,053)
   Mortgage, policy, and other loans made          (652,143)     (2,161,454)
   Payments received for mortgage,
     real estate, policy, and other loans         3,197,227       1,851,468
   Purchases of property, plant,
      and equipment                                (869,642)       (431,896)
   Purchases of real estate                      (1,409,857)        (28,085)
                                               ------------    ------------

         Net cash provided by
            investing activities                    175,226       6,261,321
                                               ------------    ------------

Cash flows from financing activities:
   Annuity receipts                               4,345,939       3,540,035
   Annuity withdrawals                           (5,649,206)     (6,801,813)
   Repayment of bank loans and
      notes and contracts payable                  (808,626)     (1,227,903)
   Proceeds from borrowings on bank
      loans and notes and contracts payable         186,594         --
   Sale of treasury stock                            37,824         --
                                               ------------    ------------

   Net cash used in financing
      activities                                 (1,887,475)     (4,489,681)
                                               ------------    ------------
Net change in cash                                5,415,045      (4,478,064)

Cash at beginning of period                       8,757,246      11,275,030
                                               ------------    ------------

Cash at end of period                           $14,172,291      $6,796,966
                                               ============    ============















See accompanying notes to consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

2.   Comprehensive Income

For the six months ended June 30, 2002 and 2001, total comprehensive income amounted to $1,550,514 and $1,189,256, respectively.

For the three months ended June 30, 2002 and 2001, total comprehensive income amounted to $242,703 and $526,238, respectively.

3.   Capital Stock

The basic and diluted earnings per share amounts were calculated as follows:

                                          Six Months Ended June 30,
                                       2002                    2001
                                       ----                    ----
Numerator:
      Net income                     $1,646,483                   $974,566
                                     ==========                 ==========

Denominator:
      Denominator for basic
        earnings per share--
        weighted-average shares       4,678,817                  4,450,839
                                     ----------                 ----------

      Effect of dilutive securities:
        Employee stock options          304,318                        255
        Stock Appreciation Rights        28,259                         --
                                     ----------                 ----------

      Dilutive potential
         common shares                  332,577                        255
                                     ----------                 ----------

      Denominator for diluted earnings
        per share-adjusted weighted-
        average shares and assumed
        conversions                   5,011,394                  4,451,094
                                     ==========                 ==========

      Basic earnings per share           $0.35                      $0.22
                                         =====                      =====

      Diluted earnings per share         $0.33                      $0.22
                                         =====                      =====

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


3.       Capital Stock

                                              Three Months Ended June 30,
                                            2002                    2001
                                            ----                    ----
Numerator:
      Net income                      $   266,622               $   445,573
                                      ===========               ===========

Denominator:
      Denominator for basic
        earnings per share--
        weighted-average shares         4,680,628                 4,450,839

      Effect of dilutive securities:
        Employee stock options            314,050                       209
        Stock appreciation rights          30,237                     --
                                      -----------                ----------

      Dilutive potential
        common shares                     344,287                       209
                                      -----------                ----------

      Denominator for diluted earnings
        per share-adjusted weighted-
        average shares and assumed
        conversions                     5,024,915                 4,451,048
                                      ===========               ===========

      Basic earnings per share             $0.06                     $0.10
                                           =====                     =====

      Diluted earnings per share           $0.05                     $0.10
                                           =====                     =====

4. Recent Accounting  Pronouncement
   -------------------------------
Management has considered whether impairment exists on goodwill in relation to Statement of Financial Accounting Standards No. 142, and does not believe there is any material impairment.




            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


5.  Business Segment

                                   Life         Cemetery/                     Reconciling
                                 Insurance      Mortuary       Mortgage           Items         Consolidated
                                 ---------      --------       --------           -----         ------------
For the Six Months Ended
   June 30, 2002
------------------------
   Revenues from
      external customers        $9,761,198    $6,751,231        $21,038,458    $     --        $37,550,887

   Intersegment revenues         2,277,396         --                 --        (2,277,396)         --

   Segment profit                  504,694     1,026,417            631,825          --          2,162,936

   Identifiable assets         202,337,272    40,505,340          5,717,796    (33,930,211)    214,630,197

For the Six Months Ended
   June 30, 2001
------------------------
   Revenues from
      external customers       $10,330,316    $5,808,111        $19,561,393    $      --       $35,699,820

   Intersegment revenues         1,777,926        --                 --        (1,777,926)          --

   Segment profit                  559,229       172,076            562,735           --         1,294,040

   Identifiable assets         198,966,779    36,555,814          4,892,580   (31,820,626)     208,594,547

For the Three Months Ended
   June 30, 2002
--------------------------
   Revenues from
      external customers        $4,887,456    $3,062,323         $9,999,569    $     --        $17,949,348

   Intersegment revenues         1,071,324        --                 --        (1,071,324)           --

   Segment profit                  168,843        55,575             91,335          --            315,753

For the Three Months Ended
   June 30, 2001
--------------------------
   Revenues from
      external customers        $4,986,554    $3,100,698         $9,865,804    $     --       $17,953,056

   Intersegment revenues           963,925        --                 --          (963,925)          --

   Segment profit                  241,064        (5,864)           348,194          --           583,394

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

During the six months ended June 30, 2002, Security National Mortgage Company ("SNMC") experienced increases in revenue and expenses due to the increase in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from origination points paid by the borrowers and service and release premiums received from third party investors who purchase the loans from SNMC. SNMC sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. SNMC originated and sold 4,132 ($587,497,000) and 3,806 ($553,489,000) loans respectively for the six months ended June 30, 2002 and 2001.

Results of Operations

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Total revenues increased by $1,851,000, or 5.2%, to $37,551,000 for the six months ended June 30, 2002, from $35,700,000 for the six months ended June 30, 2001. Contributing to this increase in total revenues was a $1,650,000 increase in mortgage fee income, a $231,000 increase in net mortuary and cemetery sales, a $109,000 increase in insurance premiums and other considerations, and a $715,000 increase in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $109,000, or 1.7%, to $6,692,000 for the six months ended June 30, 2002, from $6,583,000 for the comparable period in 2001. This increase was primarily the result of an increase in the amortization of unearned premium reserve to the Company's current actuarial assumptions.

Net investment income decreased by $1,108,000 or 16.9%, to $5,452,000 for the six months ended June 30, 2002, from $6,560,000 for the comparable period in 2001. This decrease was primarily attributable to lower yields on investments.

Net mortuary and cemetery sales increased by $231,000, or 4.4%, to $5,539,000 for the six months ended June 30, 2002, from $5,308,000 for the comparable period in 2001. This increase was primarily due to additional at-need cemetery and mortuary sales.

Realized gains on investments and other assets increased by $715,000, to $719,000 for the six months ended June 30, 2002, from $4,000 for the comparable period in 2001. This increase was the result of the sale of approximately 3.5 acres at Lakehills Cemetery in Sandy, Utah to the Utah Transit Authority.

Mortgage fee income increased by $1,650,000, or 9.6%, to $18,840,000 for the six months ended June 30, 2002, from $17,190,000 for the comparable period in 2001. This increase was primarily attributable to a greater number of loan originations during the six months of 2002 due to the opening of new branch offices in Mesa, Arizona and Houston, Texas.

Total benefits and expenses were $35,388,000, or 94.2%, of total revenues for the six months ended June 30, 2002, as compared to $34,406,000, or 96.4%, of total revenues for the comparable period in 2001.

Death benefits, surrenders and other policy benefits and increase in future policy benefits decreased by an aggregate of $69,000, or 1.1%, to $6,102,000 for the six months ended June 30, 2002, from $6,171,000 for the comparable period in 2001. This decrease was primarily the result of a reduction in reserves for policyholders.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $180,000, or 9.2 %, to $1,769,000 for the six months ended June 30, 2002, from $1,949,000 for the comparable period in 2001. This decrease was primarily due to the adjustment of the amortization rate to the Company's current actuarial assumptions.

General and administrative expenses increased by $2,425,000, or 10.4%, to $25,711,000 for the six months ended June 30, 2002, from $23,286,000 for the comparable period in 2001. This increase primarily resulted from an increase in commissions, salaries and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the six months of 2002.

Interest expense decreased by $1,095,000 or 67.7%, to $523,000 for the six months ended June 30, 2002, from $1,618,000 for the comparable period in 2001. This decrease was primarily due to lower interest rates and fewer borrowings under the Company's warehouse lines of credit required for mortgage loan originations by the Company's mortgage subsidiary.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $98,000, or 7.1%, to $1,283,000 for the six months ended June 30, 2002, from $1,381,000 for the comparable period in 2001. This decrease was primarily due to greater sales of cemetery burial property sales in 2002, which have a lower cost of goods sold than other funeral products.

Second Quarter of 2002 Compared to Second Quarter of 2001

Total revenues decreased by $4,000, to $17,949,000 for the three months ended June 30, 2002, from $17,953,000 for the three months ended June 30, 2001. Contributing to this decrease in total revenues was an $883,000 decrease in net investment income and a $37,000 decrease in net mortuary and cemetery sales.

Insurance premiums and other considerations increased by $267,000, or 8.6%, to $3,369,000 for the three months ended June 30, 2002, from $3,102,000 for the comparable period in 2001. This increase was primarily due to the adjustment of the amortization rate of unearned premium reserve to the Company's current actuarial assumptions.

Net investment income decreased by $883,000, or 25.7%, to $2,528,000 for the three months ended June 30, 2002, from $3,411,000 for the comparable period in 2001. This decrease was primarily attributable to lower yields on investments.

Net mortuary and cemetery sales decreased by $37,000, or 1.3%, to $2,811,000 for the three months ended June 30, 2002, from $2,848,000 for the comparable period in 2001. This decrease is primarily due to fewer at-need mortuary sales.

Mortgage fee income increased by $405,000, or 4.7%, to $8,974,000 for the three months ended June 30, 2002, from $8,569,000 for the comparable period in 2001. This increase was primarily attributable to a greater number of loan originations during the second quarter of 2002, due to the opening of new branch offices in Mesa, Arizona and Houston, Texas.

Total benefits and expenses were $17,634,000, or 98.3%, of total revenues for the three months ended June 30 2002, as compared to $17,370,000, or 96.8%, of total revenues for the comparable period in 2001.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits decreased by an aggregate of $18,000, or .6%, to $3,057,000 for the three months ended June 30, 2002, from $3,075,000 for the comparable period in 2001. This decrease was primarily the result of a reduction in interest credited on policyholder account balances.

Amortization of deferred policy acquisition costs and cost of insurance acquired increased by $63,000, or 7.2%, to $934,000, for the three months ended June 30, 2002, from $871,000 for the comparable period in 2001. This increase was in line with actuarial assumptions.

General and administrative expenses increased by $995,000 or 8.5%, to $12,760,000 for the three months ended June 30, 2002, from $11,765,000 for the comparable period in 2001. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the second quarter of 2002.

Interest expense decreased by $711,000, or 78.0%, to $200,000 for the three months ended June 30, 2002, from $911,000 for the comparable period in 2001. This decrease was primarily due to lower interest rates and fewer borrowings under the Company's warehouse lines of credit required for mortgage loan originations by the Company's mortgage subsidiary.

Cost of mortuaries and cemeteries goods and services sold decreased by $66,000, or 8.7%, to $682,000 for the three months ended June 30, 2002, from $748,000 for the comparable period in 2001. This decrease was primarily due to greater sales of cemetery burial property sales in 2002, which have a lower cost of goods sold than other funeral products.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $48,072,000 as of June 30, 2002, compared to $49,271,000 as of December 31,

2001. This represents 55% of the total insurance-related investments as of June 30, 2002, and December 31, 2001. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2002 and December 31, 2001, 5% ($2,438,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2002 and December 31, 2001, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $43,033,000 as of June 30, 2002, as compared to $42,067,000 as of December 31, 2001. Stockholders' equity as a percent of capitalization increased to 73% as of June 30, 2002, from 71% as of December 31, 2001.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2001 was 13.2% as compared to a rate of 15.0% for 2000. The 2002 lapse rate is approximately the same as 2001.

At June 30, 2002, $23,889,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2001.

                           Part II Other Information:

Item 1.        Legal Proceedings

               An action was brought against Southern Security Life Insurance Company in July 1999 by Dorothy Ruth Campbell in the Circuit Court of Escambia County, Alabama. The action arises out of a denial of coverage under a $10,000 insurance policy. The claims are for breach of contract, bad faith and fraudulent misrepresentation. In the action, Campbell seeks compensatory and punitive damages plus interest. The Company has filed its response to the complaint and certain discovery has taken place. A motion for summary judgment filed on behalf of the Company was denied. A trial date has yet to be set as the Company continues to vigorously defend the matter.

               An action was brought against the Company in May 2001, by Glenna Brown Thomas individually and as personal representative of the Estate of Lynn W. Brown in the Third Judicial Court, Salt Lake County, Utah. The action asserts that Memorial Estates delivered to Lynn W. Brown six stock certificates representing 2,000 shares in 1970 and 1971. Mr. Brown died in 1972. It is asserted that at the time the 2,000 shares were issued and outstanding, such represented a 2% ownership of Memorial Estates. It is alleged Mr. Brown was entitled to preemptive rights and that after the issuance of the stock to Mr. Brown there were further issuances of stock without providing written notice to Mr. Brown or his estate with respect to an opportunity to purchase more stock. It is asserted among other things that the plaintiff "has the right to a transfer of Brown's shares to Thomas on defendants' (which includes Security National Financial Corporation as well as Memorial Estates, Inc.) books and to restoration of Brown's proportion of share ownership in Memorial at the time of his death by issuance and delivery to Thomas of sufficient shares of defendant's publicly traded and unrestricted stock in exchange for the 2,000 shares of Memorial stock and payment of all dividends from the date of Thomas's demand, as required by Article XV of the Articles of Incorporation." Based on present information, the Company intends to vigorously defend the matter, including an assertion that the statute of limitations bars the claims.

               An action was brought against Southern Security Life Insurance Company by National Group Underwriters, Inc. ("NGU") in state court in the State of Texas. The case was removed by the Company to the United States District Court for the Northern District of Texas, Fort Worth Division, with Civil No. 4:01-CV-403-E. An Amended Complaint was filed on or about July 18, 2001. The
               Amended Complaint asserts that NGU had a contract with the Company wherein NGU would submit applications for certain policies of insurance to be issued by the Company. It is alleged that disputes have arisen between NGU and the Company with regard to the calculation and payment of certain advanced commissions as well as certain production bonuses.

               NGU alleges that it "has been damaged far in excess of the $75,000 minimum jurisdictional limits of this Court." NGU also seeks attorney's fees and costs as well as prejudgment and postjudgment interest. A second amended complaint and a third amended complaint, which included a fraud claim, were filed. A motion was filed by the Company to dismiss the third amended complaint, including the fraud claim. The court denied the motion. The Company has counterclaimed for what it claims to be a debit balance owing to it pursuant to the relationship between the parties with said counterclaim seeking a substantial amount from NGU (said amount potentially subject to reduction as premiums are received). The Company is also seeking to recover attorney's fees and costs, as well punitive damages on three of its causes of action. A response has not yet been filed to the amended counterclaim. The change of venue motion of the Company was denied. Certain discovery has taken place and further discovery is anticipated, e.g., dispositions. The Company intends to vigorously defend the matter as well as prosecute its counterclaim.

               An action was brought by Bernice Johnson against Southern Security Life Insurance Company in May, 2002 in the Circuit Court of Jefferson County, Alabama, Civil Action No. CV02 2963. The face amount of coverage under the policy is $15,000. The insured died in July 2001. Claims are made for non- payment of the policy amount. The claims for relief include misrepresentation, mental anguish and emotional distress, fraud, intentional and bad faith, non-payment of the benefit, intentional and bad faith failure to investigate the claim for benefits, reckless and negligent and wanton action relative to misrepresentation and/or concealment of facts, negligence and the wanton hiring, training and supervision of agent. Compensatory and punitive damages are sought along with interest and costs. An answer has been filed by the Company and discovery is in process.

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


                                   REGISTRANT
                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: August 14, 2002               By:      George R. Quist,
                                              ----------------
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


DATED: August 14, 2002               By:      Stephen M. Sill
                                              ---------------
                                              Vice President
                                              Treasurer and Chief
                                              Financial Officer (Principal
                                              Financial and Accounting Officer)

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

George R. Quist
Chief Executive Officer
August 14, 2002

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Stephen M. Sill
Chief Financial Officer
August 14, 2002