Form 10-Q/A
period 2002-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2002-08-20
CIK 318673

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q/A

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

                              YES  XX         NO
                                  ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class A Common Stock, $2.00 par value                  4,102,035
-------------------------------------     ---------------------------------
         Title of Class                   Number of Shares Outstanding as of
                                                     June 30, 2002


Class C Common Stock, $.20 par value                   5,822,148
------------------------------------      ----------------------------------
         Title of Class                   Number of Shares Outstanding as of
                                                     June 30, 2002

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10Q

                           QUARTER ENDED June 30, 2002

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                                          Page No.
------                                                               --------

       Consolidated Statement of Earnings - Six and three
       months ended June 30, 2002 and 2001 (unaudited)..................3

       Consolidated Balance Sheet - June 30, 2002 (unaudited)
       and December 31, 2001 .........................................4-5

       Consolidated Statement of Cash Flows -
       Six months ended June 30, 2002 and 2001 (unaudited)..............6

       Notes to Consolidated Financial Statements.....................7-9


Item 2      Management's Discussion and Analysis....................10-13
------

Item 3      Quantitative and Qualitative Disclosure of Market Risk.....13
------

                           PART II - OTHER INFORMATION

            Other Information.......................................13-16

            Signature Page.............................................17

            Certification..............................................17




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                             Six Months Ended                 Three Months Ended
                                                June 30,                          June 30,
Revenues:                                   2002            2001            2002            2001
--------                                    ----            ----            ----            ----
Insurance premiums and
other considerations                   $  6,692,209    $  6,583,184    $  3,369,453    $  3,102,047
Net investment income                     5,451,638       6,559,980       2,527,873       3,410,547
Net mortuary and cemetery sales           5,539,033       5,307,781       2,810,770       2,847,716
Realized gains on investments
and other assets                            718,816           3,986            (601)           (111)
Mortgage fee income                      18,840,224      17,189,891       8,974,233       8,569,183
Other                                       308,967          54,998         267,620          23,674
                                       ------------    ------------    ------------    ------------
Total revenues                           37,550,887      35,699,820      17,949,348      17,953,056

Benefits and expenses:
---------------------
Death benefits                            2,973,101       2,790,758       1,304,431       1,285,849
Surrenders and other policy benefits      1,070,100         836,554         440,189         539,955
Increase in future policy benefits        2,059,116       2,543,794       1,311,930       1,249,250
Amortization of deferred policy
acquisition costs and cost of
insurance acquired                        1,768,769       1,948,946         934,242         871,209
General and administrative expenses:
Commissions                              13,962,770      13,077,428       6,931,677       6,625,893
Salaries                                  5,383,137       4,239,587       2,774,187       2,202,924
Other                                     6,365,369       5,969,016       3,054,028       2,936,035
Interest expense                            522,796       1,618,292         200,443         910,739
Cost of goods and services sold
of the mortuaries and cemeteries          1,282,793       1,381,405         682,468         747,808
                                       ------------    ------------    ------------    ------------
Total benefits and expenses              35,387,951      34,405,780      17,633,595      17,369,662

Earnings before income taxes              2,162,936       1,294,040         315,753         583,394
Income tax expense                         (530,818)       (354,660)        (74,446)       (164,504)
Minority interest (income)
loss of subsidiary                           14,365          35,186          25,315          26,683
                                       ------------    ------------    ------------    ------------

Net earnings                           $  1,646,483    $    974,566    $    266,622    $    445,573
                                       ============    ============    ============    ============

Net earnings per common share                  $.35            $.22           $.06             $.10
                                               ====            ====           ====             ====
Weighted average outstanding
common shares                             4,678,817       4,450,839       4,680,628       4,450,839

Net earnings per common
share-assuming dilution                        $.33            $.22            $.05            $.10
                                               ====            ====            ====            ====

Weighted average outstanding
common shares assuming-dilution           5,011,394       4,451,094       5,024,915       4,451,048

See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                 June 30, 2002     December 31,
                                                  (Unaudited)         2001
                                                --------------     -----------
Assets:
Insurance-related investments:
Fixed maturity securities held
to maturity, at amortized cost                 $  28,854,886      $  27,799,909
Fixed maturity securities available
for sale, at market                               19,216,767         21,470,729
Equity securities available for sale,
at market                                          2,394,173          2,641,549
Mortgage loans on real estate                     13,798,647         15,479,305
Real estate, net of accumulated
depreciation                                       9,719,462          9,051,691
Policy, student and other loans                   10,961,639         11,277,975
Short-term investments                             2,636,041          1,453,644
                                               -------------      -------------
Total insurance-related
investments                                       87,581,615         89,174,802
Restricted assets
of cemeteries and mortuaries                       5,532,577          5,339,436
Cash                                              14,172,291          8,757,246
Receivables:
Trade contracts                                    5,157,627          6,945,274
Mortgage loans sold to investors                  49,275,266         50,695,073
Receivable from agents                             1,986,129          2,061,541
Receivable from officers                              82,290            102,200
Other                                              1,214,641          1,183,927
                                               -------------      -------------
Total receivables                                 57,715,953         60,988,015
Allowance for doubtful accounts                   (2,097,303)        (2,287,241)
                                               -------------      -------------
Net receivables                                   55,618,650         58,700,774
Policyholder accounts on deposit
with reinsurer                                     7,081,246          7,148,068
Land and improvements held for sale                8,138,927          8,346,448
Accrued investment income                          1,031,413          1,059,789
Deferred policy acquisition costs                 15,385,759         14,453,023
Property, plant and equipment, net                11,107,005         10,802,387
Cost of insurance acquired                         7,246,690          7,615,348
Excess of cost over net assets
of acquired subsidiaries                           1,047,833          1,065,045
Other                                                686,191            597,209
                                               -------------      -------------
Total assets                                   $ 214,630,197      $ 213,059,575
                                               =============      =============


















See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)



                                                 June 30, 2002     December 31,
                                                   (Unaudited)        2001
                                                --------------     -----------
Liabilities:
------------
Future life, annuity, and other
policy benefits                                $ 141,146,243      $ 140,504,866
Unearned premium reserve                           1,918,614          1,785,977
Bank loans payable                                 8,150,628          8,461,900
Notes and contracts payable                        3,325,016          3,635,776
Estimated future costs of
pre-need sales                                     9,578,535          9,338,353
Payable to endowment care fund                        22,655              5,586
Accounts payable                                   1,141,190          1,319,319
Funds held under reinsurance
treaties                                           1,342,235          1,379,640
Other liabilities and
accrued expenses                                   4,761,704          5,547,213
Income taxes                                       7,435,648          6,874,597
                                               -------------      -------------
Total liabilities                                178,822,468        178,853,227

Minority interest                                  4,250,072          4,237,030

Stockholders' Equity:
--------------------
Common stock:
Class A: $2 par value,
authorized 10,000,000
shares, issued 5,385,887
shares in 2002 and 5,363,591
shares in 2001                                    10,771,774         10,727,182
Class C: $0.20 par value,
authorized 7,500,000 shares,
issued 5,890,480 shares in
2002 and 6,113,430 shares
in 2001                                            1,178,096          1,222,686
                                               -------------      -------------
Total common stock                                11,949,870         11,949,868
Additional paid-in capital                        10,168,522         10,168,523
Accumulated other comprehensive
income, net of deferred taxes                      1,127,961          1,223,930
Retained earnings                                 11,635,713          9,989,230
Treasury stock at cost (1,283,852
in 2002 and 1,294,716 in 2001
Class A shares and 68,332 Class C
shares in 2002 and 2001 held
by affiliated companies)                          (3,324,409)        (3,362,233)
                                               -------------      -------------
Total stockholders' equity                        31,557,657         29,969,318
                                               -------------      -------------
Total liabilities and
stockholders' equity                           $ 214,630,197      $ 213,059,575
                                               =============      =============













See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                   Six Months Ended June 30,
                                                    2002              2001
                                                    ----              ----
Cash flows from operating activities:
Net cash provided by (used in)
operating activities                             $  7,127,294      $ (6,249,704)
                                                 ------------      ------------

Cash flows from investing activities:
Securities held to maturity:
Purchase - fixed maturity securities               (4,062,931)         (402,995)
Calls and maturities - fixed
maturity securities                                 3,046,980         8,094,041
Securities available for sale:
Calls and maturities - fixed
maturity securities                                 2,301,497         1,064,816
Purchase of equity securities                            (367)               --
Sales of equity securities                             11,381
Purchases of short-term investments                (1,182,397)      (10,015,902)
Sales of short-term investments                            --         8,575,000
Purchases of restricted assets                       (193,141)         (295,053)
Mortgage, policy, and other loans made               (652,143)       (2,161,454)
Payments received for mortgage,
real estate, policy, and other loans                3,197,227         1,851,468
Purchases of property, plant,
and equipment                                        (869,642)         (431,896)
Purchases of real estate                           (1,409,857)          (28,085)
                                                 ------------      ------------

Net cash provided by
investing activities                                  175,226         6,261,321
                                                 ------------      ------------

Cash flows from financing activities:
Annuity receipts                                    4,345,939         3,540,035
Annuity withdrawals                                (5,649,206)       (6,801,813)
Repayment of bank loans and
notes and contracts payable                          (808,626)       (1,227,903)
Proceeds from borrowings on bank
loans and notes and contracts payable                 186,594                --
Sale of treasury stock                                 37,824                --
                                                 ------------      ------------

Net cash used in financing
activities                                         (1,887,475)       (4,489,681)
                                                 ------------      ------------
Net change in cash                                  5,415,045        (4,478,064)

Cash at beginning of period                         8,757,246        11,275,030
                                                 ------------      ------------

Cash at end of period                            $ 14,172,291      $  6,796,966
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

3.   Capital Stock

The basic and diluted earnings per share amounts were calculated as follows:

                                                  Six Months Ended June 30,
                                                  2002              2001
                                                  ----              ----
Numerator:
Net income                                      $1,646,483       $  974,566
                                                ==========       ==========

Denominator:
Denominator for basic
earnings per share--
weighted-average shares                          4,678,817        4,450,839
                                                ----------       ----------

Effect of dilutive securities:
Employee stock options                             304,318              255
Stock Appreciation Rights                           28,259               --
                                                ----------       ----------

Dilutive potential
common shares                                      332,577              255
                                                ----------       ----------

Denominator for diluted earnings
per share-adjusted weighted-
average shares and assumed
conversions                                      5,011,394        4,451,094
                                                ==========       ==========

Basic earnings per share                             $.35              $.22
                                                     ====              ====

Diluted earnings per share                           $.33              $.22
                                                     ====              ====

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


3.       Capital Stock

                                             Three Months Ended June 30,
                                            2002              2001
                                            ----              ----
Numerator:
Net income                                $  266,622       $  445,573
                                          ==========       ==========

Denominator:
Denominator for basic
earnings per share--
weighted-average shares                    4,680,628        4,450,839

Effect of dilutive securities:
Employee stock options                       314,050              209
Stock appreciation rights                     30,237               --
                                          ----------       ----------

Dilutive potential
common shares                                344,287              209
                                          ----------       ----------

Denominator for diluted earnings
per share-adjusted weighted-
average shares and assumed
conversions                                5,024,915        4,451,048
                                          ==========       ==========

Basic earnings per share                        $.06             $.10
                                                ====             ====

Diluted earnings per share                      $.05             $.10
                                                ====             ====

4.  Recent Accounting Pronouncement

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




            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


5.  Business Segment

                                  Life         Cemetery/                    Reconciling
                                Insurance      Mortuary       Mortgage        Items         Consolidated
                                ---------      --------       --------        -----         ------------

For the Six Months Ended
June 30, 2002
------------------------
Revenues from
external customers           $  9,761,198   $  6,751,231    $ 21,038,458       $     --    $ 37,550,887

Intersegment revenues           2,277,396             --              --     (2,277,396)             --

Segment profit                    504,694      1,026,417         631,825             --       2,162,936

Identifiable assets           202,337,272     40,505,340       5,717,796    (33,930,211)    214,630,197

For the Six Months Ended
June 30, 2001
------------------------
Revenues from
external customers           $ 10,330,316   $  5,808,111    $ 19,561,393      $      --    $ 35,699,820

Intersegment revenues           1,777,926             --              --     (1,777,926)             --

Segment profit                    559,229        172,076         562,735             --       1,294,040

Identifiable assets           198,966,779     36,555,814       4,892,580    (31,820,626)    208,594,547

For the Three Months Ended
June 30, 2002
--------------------------
Revenues from
external customers           $  4,887,456   $  3,062,323    $  9,999,569       $     --    $ 17,949,348

Intersegment revenues           1,071,324             --              --     (1,071,324)             --

Segment profit                    168,843         55,575          91,335             --         315,753

For the Three Months Ended
June 30, 2001
--------------------------
Revenues from
external customers           $  4,986,554   $  3,100,698    $  9,865,804       $     --    $ 17,953,056

Intersegment revenues             963,925             --              --       (963,925)             --

Segment profit                    241,064         (5,864)        348,194             --         583,394

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


                                   REGISTRANT
                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: August 20, 2002               By:      George R. Quist,
                                              ----------------
                                              Chairman of the Board and
                                              Chief Executive Officer
                                             (Principal Executive Officer)


DATED: August 20, 2002               By:      Stephen M. Sill
                                              ---------------
                                              Vice President
                                              Treasurer and Chief
                                              Financial Officer (Principal
                                              Financial and Accounting Officer)

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