Form 10-Q
period 2002-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2002-11-14
CIK 318673

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 2002        Commission File Number: 0-9341
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

                              YES  XX         NO
                                  ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class A Common Stock, $2.00 par value                  4,091,395
-------------------------------------       ----------------------------------
         Title of Class                     Number of Shares Outstanding as of
                                                  September 30, 2002


Class C Common Stock, $.20 par value                  5,819,924
------------------------------------        ---------------------------------
         Title of Class                     Number of Shares Outstanding as of
                                                  September 30, 2002

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10Q

                        QUARTER ENDED September 30, 2002

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1 Financial Statements                                       Page No.
------                                                           --------

    Consolidated Statement of Earnings - Nine and three
    months ended September 30, 2002 and 2001 (unaudited)..............3

    Consolidated Balance Sheet - September 30, 2002 (unaudited)
    and December 31, 2001 ............................................4-5

    Consolidated Statement of Cash Flows -
    Nine months ended September 30, 2002 and 2001 (unaudited).........6

    Notes to Consolidated Financial Statements........................7-9


Item 2      Management's Discussion and Analysis......................10-13
------

Item 3      Quantitative and Qualitative Disclosure of Market Risk....13
------

Item 4      Controls and Procedures...................................13
------

                           PART II - OTHER INFORMATION

       Other Information..............................................14-16

       Signature Page.................................................17

       Certification..................................................17-19




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                Nine Months Ended          Three Months Ended
                                                  September 30,                September 30,
Revenues:                                    2002            2001         2002               2001
--------                                     ----            ----         ----               ----
Insurance premiums and
  other considerations                   $10,319,892     $10,019,159      $3,627,683      $3,435,975
Net investment income                      8,504,297       9,600,420       3,052,659       3,040,440
Net mortuary and cemetery sales            8,410,926       7,821,845       2,871,893       2,514,064
Realized gains on investments
   and other assets                          746,021         120,006          27,205         116,020
Mortgage fee income                       34,828,830      26,763,907      15,988,606       9,574,016
Other                                        415,292         105,495         106,325          50,497
                                        ------------    ------------    ------------    ------------
   Total revenues                         63,225,258      54,430,832      25,674,371      18,731,012

Benefits and expenses:
---------------------
Death benefits                             4,298,196       3,951,069       1,325,095       1,160,311
Surrenders and other policy benefits       1,442,718       1,155,853         372,618         319,299
Increase in future policy benefits         3,628,655       4,172,498       1,569,539       1,628,704
Amortization of deferred policy
   acquisition costs and cost of
   insurance acquired                      2,334,477       2,920,863         565,708         971,917
General and administrative expenses:
   Commissions                            26,554,414      20,238,147      12,591,644       7,160,719
   Salaries                                8,308,534       7,065,515       2,925,397       2,825,928
   Other                                  10,320,968       8,708,725       3,955,599       2,739,709
Interest expense                           1,013,868       2,174,795         491,072         556,503
Cost of goods and services sold
  of the mortuaries and cemeteries         1,971,909       1,938,261         689,116         556,856
                                        ------------    ------------    ------------    ------------
   Total benefits and expenses            59,873,739      52,325,726      24,485,788      17,919,946

Earnings before income taxes               3,351,519       2,105,106       1,188,583         811,066
Income tax expense                          (825,614)       (572,559)       (294,796)       (217,899)
Minority interest (income)
   loss of subsidiary                         18,263          47,196           3,898          12,010
                                        ------------    ------------    ------------    ------------

      Net earnings                        $2,544,168      $1,579,743        $897,685        $605,177
                                        ============    ============    ============    ============

Net earnings per common share                   $.54            $.35            $.19           $0.14
                                                ====            ====            ====           =====
   Weighted average outstanding
      common shares                        4,680,665       4,450,839       4,684,250       4,450,839
                                        ============    ============    ============    ============

Net earnings per common
   share-assuming dilution                      $.51            $.35            $.18            $.14
                                                ====            ====            ====            ====

   Weighted average outstanding
      common shares assuming-dilution      5,013,965       4,451,366       5,083,126       4,451,510
                                        ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                              September 30, 2002   December 31,
                                                 (Unaudited)           2001
                                                --------------     -----------
Assets:
Insurance-related investments:
Fixed maturity securities held
   to maturity, at amortized cost                $24,808,183        $27,799,909
Fixed maturity securities available
   for sale, at market                            18,598,865         21,470,729
Equity securities available for sale,
   at market                                       2,071,767          2,641,549
Mortgage loans on real estate                     16,536,243         15,479,305
Real estate, net of accumulated
   depreciation                                    9,592,576          9,051,691
Policy, student and other loans                   10,966,381         11,277,975
Short-term investments                             2,362,224          1,453,644
                                               -------------      -------------
      Total insurance-related
         investments                              84,936,239         89,174,802
Restricted assets
   of cemeteries and mortuaries                    5,454,480          5,339,436
Cash                                              20,258,946          8,757,246
Receivables:
   Trade contracts                                 9,834,006          6,945,274
   Mortgage loans sold to investors               46,584,698         50,695,073
   Receivable from agents                          2,036,705          2,061,541
   Receivable from officers                           76,290            102,200
   Other                                           1,392,657          1,183,927
                                               -------------      -------------
      Total receivables                           59,924,356         60,988,015
   Allowance for doubtful accounts                (2,202,049)        (2,287,241)
                                               -------------      -------------
   Net receivables                                57,722,307         58,700,774
Policyholder accounts on deposit
   with reinsurer                                  7,011,221          7,148,068
Land and improvements held for sale                8,080,202          8,346,448
Accrued investment income                          1,062,699          1,059,789
Deferred policy acquisition costs                 15,507,351         14,453,023
Property, plant and equipment, net                11,055,793         10,802,387
Cost of insurance acquired                         7,062,361          7,615,348
Excess of cost over net assets
   of acquired subsidiaries                        1,038,962          1,065,045
Other                                                630,146            597,209
                                               -------------      -------------
      Total assets                              $219,820,707       $213,059,575
                                               =============      =============


















See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)



                                               September 30, 2002  December 31,
                                                  (Unaudited)         2001
                                                --------------     -----------
Liabilities:
------------
Future life, annuity, and other
   policy benefits                                $142,013,716     $140,504,866
Unearned premium reserve                             1,878,246        1,785,977
Bank loans payable                                   7,388,760        8,461,900
Notes and contracts payable                          3,236,282        3,635,776
Deferred pre-need cemetery and
   funeral contract revenue                          9,718,752        9,338,353
Payable to endowment care fund                          74,244            5,586
Accounts payable                                     1,320,559        1,319,319
Funds held under reinsurance
   treaties                                          1,343,970        1,379,640
Other liabilities and
   accrued expenses                                  8,362,265        5,547,213
Income taxes                                         7,819,921        6,874,597
                                                 -------------    -------------
      Total liabilities                            183,156,715      178,853,227

Minority interest                                    4,298,875        4,237,030

Stockholders' Equity:
--------------------
Common stock:
      Class A: $2 par value,
         authorized 10,000,000
         shares, issued 5,386,110
         shares in 2002 and 5,363,591
         shares in 2001                             10,772,221       10,727,182
      Class C: $0.20 par value,
         authorized 7,500,000 shares,
         issued 5,888,256 shares in
         2002 and 6,113,430 shares
         in 2001                                     1,177,651        1,222,686
                                                 -------------    -------------
Total common stock                                  11,949,872       11,949,868
Additional paid-in capital                          10,168,519       10,168,523
Accumulated other comprehensive
   income, net of deferred taxes                     1,037,737        1,223,930
Retained earnings                                   12,533,398        9,989,230
Treasury stock at cost (1,294,715
   Class A shares and 68,332 Class C shares
      in 2002; 1,233,064 Class A shares
      and 65,078 Class C shares in 2001,
      held by affiliated companies)                 (3,324,409)      (3,362,233)
                                                 -------------    -------------
Total stockholders' equity                          32,365,117       29,969,318
                                                 -------------    -------------
   Total liabilities and
      stockholders' equity                        $219,820,707     $213,059,575
                                                 =============    =============













See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                          Nine Months Ended September 30,
                                              2002            2001
                                              ----            ----
Cash flows from operating activities:
      Net cash provided by (used in)
      operating activities                 $12,523,692    $(5,594,384)
                                           ------------   ------------

Cash flows from investing activities:
 Securities held to maturity:
      Purchase - fixed maturity securities  (4,062,931)       (402,995)
      Calls and maturities - fixed
        maturity securities                  7,122,717      11,555,252
   Securities available for sale:
      Calls and maturities - fixed
         maturity securities                 3,301,497       1,064,816
      Purchase of equity securities               (367)             --
      Sales of equity securities                    --          11,382
   Purchases of short-term investments      (8,334,285)    (13,415,431)
   Sales of short-term investments           7,425,705       8,575,000
   Purchases of restricted assets             (147,552)       (384,905)
   Mortgage, policy, and other loans made   (4,707,046)     (2,741,158)
   Payments received for mortgage,
     real estate, policy, and other loans    4,648,685       4,606,735
   Purchases of property, plant,
      and equipment                         (1,160,274)       (776,042)
   Purchases of real estate                 (1,501,405)        (49,472)
                                          ------------    ------------

         Net cash provided by
            investing activities             2,584,744       8,043,182
                                          ------------    ------------

Cash flows from financing activities:
   Annuity receipts                          6,153,617       5,368,875
   Annuity withdrawals                      (8,325,543)     (9,462,819)
   Repayment of bank loans and
      notes and contracts payable           (1,659,228)     (1,985,411)
   Proceeds from borrowings on bank
      loans and notes and contracts payable    186,594              --
   Sale of treasury stock                       37,824              --
                                          ------------    ------------

   Net cash used in financing
      activities                            (3,606,736)     (6,079,355)
                                          ------------    ------------
Net change in cash                          11,501,700      (3,630,557)

Cash at beginning of period                  8,757,246      11,275,030
                                          ------------    ------------

Cash at end of period                      $20,258,946      $7,644,473
                                          ============    ============















See accompanying notes to consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

2.   Comprehensive Income

For the nine months ended September 30, 2002 and 2001, total comprehensive income amounted to $2,542,975 and $1,817,878, respectively.

For the three months ended September 30, 2002 and 2001, total comprehensive income amounted to $992,461 and $628,622, respectively.

3.   Capital Stock

The basic and diluted earnings per share amounts were calculated as follows:

                                            Nine Months Ended September 30,
                                             2002                    2001
                                             ----                    ----
Numerator:
      Net income                        $2,544,168                $1,579,743
                                        ==========                ==========

Denominator:
      Denominator for basic
        earnings per share--
        weighted-average shares          4,680,665                 4,450,839
                                        ----------                ----------

      Effect of dilutive securities:
        Employee stock options             305,041                       527
        Stock Appreciation Rights           28,259                     --
                                        ----------                ----------

      Dilutive potential
        common shares                      333,300                       527
                                       -----------               -----------

      Denominator for diluted earnings
        per share-adjusted weighted-
        average shares and assumed
        conversions                      5,013,965                 4,451,366
                                        ==========                ==========

      Basic earnings per share                $.54                      $.35
                                              ====                      ====

      Diluted earnings per share              $.51                      $.35
                                              ====                      ====

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


3.       Capital Stock

                                             Three Months Ended September 30,
                                               2002                    2001
                                               ----                    ----
Numerator:
      Net income                           $  897,685               $   605,177
                                           ==========               ===========

Denominator:
      Denominator for basic
        earnings per share--
        weighted-average shares             4,684,250                 4,450,839
                                           ----------               -----------

      Effect of dilutive securities:
        Employee stock options                314,024                       671
        Stock appreciation rights              84,852                     --
                                           ----------                ----------

      Dilutive potential
        common shares                         398,876                       671
                                           ----------                ----------

      Denominator for diluted earnings
        per share-adjusted weighted-
        average shares and assumed
        conversions                         5,083,126                 4,451,510
                                           ==========               ===========

      Basic earnings per share                  $.19                      $.14
                                                ====                      ====

      Diluted earnings per share                $.18                      $.14
                                                ====                      ====

4.      Recent Accounting Pronouncement

          Management has considered whether impairment exists on goodwill in relation to Statement of Financial Accounting Standards No. 142, and does not believe there is any material impairment.




            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


5.  Business Segment

                                   Life          Cemetery/                      Reconciling
                                Insurance        Mortuary       Mortgage           Items        Consolidated
                                ---------        --------       --------           -----        ------------

For the Nine Months Ended
   September 30, 2002
   Revenues from
      external customers       $14,844,979       $9,910,352     $38,469,927       $      --      $63,225,258

   Intersegment revenues         3,474,189               --              --      (3,474,189)              --

   Segment profit                  563,976        1,221,538       1,566,005              --        3,351,519

   Identifiable assets         203,071,749       41,053,996      10,180,717     (34,485,755)     219,820,707

For the Nine Months Ended
   September 30, 2001
   Revenues from
      external customers       $15,462,190       $8,688,388     $30,280,254      $       --      $54,430,832

   Intersegment revenues         2,628,248               --              --      (2,628,248)              --

   Segment profit                  354,088          261,861       1,489,157              --        2,105,106

   Identifiable assets         200,152,224       36,825,841       5,712,935     (33,409,957)     209,281,043

For the Three Months Ended
   September 30, 2002
   Revenues from
      external customers        $5,083,781       $3,159,121     $17,431,469       $      --      $25,674,371

   Intersegment revenues         1,186,158               --              --      (1,186,158)              --

   Segment profit                   59,282          195,121         934,180              --        1,188,583

For the Three Months Ended
   September 30, 2001
   Revenues from
      external customers        $5,131,874       $2,880,277     $10,718,861       $      --      $18,731,012

   Intersegment revenues           850,322               --              --        (850,322)              --

   Segment profit                 (205,141)          89,785         926,422              --          811,066


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

During the nine months ended September 30, 2002, Security National Mortgage Company ("SNMC") experienced increases in revenue and expenses due to the increase in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from origination points paid by the borrowers and service and release premiums received from third party investors who purchase the loans from SNMC. SNMC sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. SNMC originated and sold 7,403 ($1,075,229,000) and 5,812 ($836,124,000) loans respectively for the nine months ended September 30, 2002 and 2001.

Results of Operations

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Total revenues increased by $8,794,000, or 16.2%, to $63,225,000 for the nine months ended September 30, 2002, from $54,431,000 for the nine months ended September 30, 2001. Contributing to this increase in total revenues was an $8,065,000 increase in mortgage fee income, a $589,000 increase in net mortuary and cemetery sales, a $301,000 increase in insurance premiums and other considerations, and a $626,000 increase in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $301,000, or 3.0%, to $10,320,000 for the nine months ended September 30, 2002, from $10,019,000 for the comparable period in 2001. This increase was primarily the result of additional written insurance premiums.

Net investment income decreased by $1,096,000 or 11.4%, to $8,504,000 for the nine months ended September 30, 2002, from $9,600,000 for the comparable period in 2001. This decrease was primarily attributable to lower yields on investments.

Net mortuary and cemetery sales increased by $589,000, or 7.5%, to $8,411,000 for the nine months ended September 30, 2002, from $7,822,000 for the comparable period in 2001. This increase was primarily due to additional at-need cemetery and mortuary sales.

Realized gains on investments and other assets increased by $626,000, to $746,000 for the nine months ended September 30, 2002, from $120,000 for the comparable period in 2001. This increase was the result of the sale of approximately 3.5 acres at Lakehills Cemetery in Sandy, Utah to the Utah Transit Authority.

Mortgage fee income increased by $8,065,000, or 30.1%, to $34,829,000 for the nine months ended September 30, 2002, from $26,764,000 for the comparable period in 2001. This increase was primarily attributable to a greater number of loan originations during the nine months of 2002 due to the opening of new branch offices in Mesa, Arizona and Houston, Texas.

Total benefits and expenses were $59,874,000, or 94.7%, of total revenues for the nine months ended September 30, 2002, as compared to $52,326,000, or 96.1%, of total revenues for the comparable period in 2001.

Death benefits, surrenders and other policy benefits and increase in future policy benefits increased by an aggregate of $90,000, or 1.0%, to $9,370,000 for the nine months ended September 30, 2002, from $9,279,000 for the comparable period in 2001. This increase was primarily the result of additional death claims.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $587,000, or 20.1%, to $2,334,000 for the nine months ended September 30, 2002, from $2,921,000 for the comparable period in 2001. This decrease was primarily due to the adjustment of the amortization rate to the Company's current actuarial assumptions.

General and administrative expenses increased by $9,172,000, or 25.5%, to $45,184,000 for the nine months ended September 30, 2002, from $36,012,000 for the comparable period in 2001. This increase primarily resulted from an increase in commissions, salaries and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the nine months of 2002.

Interest expense decreased by $1,161,000, or 53.4%, to $1,014,000 for the nine months ended September 30, 2002, from $2,175,000 for the comparable period in 2001. This decrease was primarily due to lower interest rates and fewer borrowings under the Company's warehouse lines of credit required for mortgage loan originations by the Company's mortgage subsidiary.

Cost of goods and services sold of the mortuaries and cemeteries increased by $34,000, or 1.7%, to $1,972,000 for the nine months ended September 30, 2002, from $1,938,000 for the comparable period in 2001. This increase was in line with the increase in at- need mortuary and cemetery sales.

Third Quarter of 2002 Compared to Third Quarter of 2001

Total revenues increased by $6,943,000, to $25,674,000 for the three months ended September 30, 2002, from $18,731,000 for the three months ended September 30, 2001. Contributing to this increase in total revenues was a $6,415,000 increase in mortgage fee income, a $358,000 increase in net mortuary and cemetery sales and a $192,000 increase in insurance premiums and other considerations.

Insurance premiums and other considerations increased by $192,000, or 5.6%, to $3,628,000 for the three months ended September 30, 2002, from $3,436,000 for the comparable period in 2001. This increase was primarily due to the adjustment of the amortization rate of unearned premium reserve to the Company's current actuarial assumptions.

Net investment income increased by $13,000, or .4%, to $3,053,000 for the three months ended September 30, 2002, from $3,040,000 for the comparable period in 2001. This increase was primarily attributable to better yields on investments.

Net mortuary and cemetery sales increased by $358,000, or 14.2%, to $2,872,000 for the three months ended September 30, 2002, from $2,514,000 for the comparable period in 2001. This increase is primarily due to additional at-need mortuary and cemetery sales.

Mortgage fee income increased by $6,415,000, or 67.0%, to $15,989,000 for the three months ended September 30, 2002, from $9,574,000 for the comparable period in 2001. This increase was primarily attributable to a greater number of loan originations during the third quarter of 2002, due to the opening of new branch offices in Mesa, Arizona and Houston, Texas.

Total benefits and expenses were $24,486,000, or 95.4%, of total revenues for the three months ended September 30 2002, as compared to $17,920,000, or 95.7%, of total revenues for the comparable period in 2001.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $159,000, or 5.1%, to $3,267,000 for the three months ended September 30, 2002, from $3,108,000 for the comparable period in 2001. This increase was primarily the result of additional death claims.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $406,000 or 41.8%, to $566,000, for the three months ended September 30, 2002, from $972,000 for the comparable period in 2001. This decrease was in line with actuarial assumptions.

General and administrative expenses increased by $6,747,000, or 53.0%, to $19,473,000 for the three months ended September 30, 2002, from $12,726,000 for the comparable period in 2001. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the third quarter of 2002.

Interest expense decreased by $65,000, or 11.8%, to $491,000 for the three months ended September 30, 2002, from $557,000 for the comparable period in 2001. This decrease was primarily due to lower interest rates and fewer borrowings under the Company's warehouse lines of credit required for mortgage loan originations by the Company's mortgage subsidiary.

Cost of mortuaries and cemeteries goods and services sold increased by $132,000 or 23.8%, to $689,000 for the three months ended September 30, 2002, from $557,000 for the comparable period in 2001. This increase was in line with the increase of at-need mortuary and cemetery sales.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $43,407,000 as of September 30, 2002, compared to $49,271,000 as of December 31, 2001.

This represents 51% and 55% of the total insurance-related investments as of September 30, 2002, and December 31, 2001, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At September 30, 2002 and December 31, 2001, 6% and 5%, respectively, or ($2,438,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2002 and December 31, 2001, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $42,990,000 as of September 30, 2002, as compared to $42,067,000 as of December 31, 2001. Stockholders' equity as a percent of capitalization increased to 75% as of September 30, 2002, from 71% as of December 31, 2001.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2001 was 13.2% as compared to a rate of 15.0% for 2000. The 2002 lapse rate is approximately the same as 2001.

At September 30, 2002, $23,166,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2001.

Item 4.  Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer (the "Certifying Officers"), are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

               NGU alleged that it "has been damaged far in excess of the $75,000 minimum jurisdictional limits of this Court." NGU also seeks attorney's fees and costs as well as prejudgment and postjudgment interest. A second amended complaint and a third amended complaint, which included a fraud claim, were filed. A motion was filed by the Company to dismiss the third amended complaint, including the fraud claim. The court denied the motion. The Company has counterclaimed for what it claims to be a debit balance owing to it pursuant to the relationship between the parties with the counterclaim seeking a substantial amount from NGU (the amount potentially subject to reduction as premiums are received). The Company is also seeking to recover attorney's fees and costs, as well punitive damages on three of its causes of action. The change of venue motion of the Company was denied. Certain discovery has taken place. By stipulation of the parties, the case was dismissed without prejudice. The matter was refiled in Texas state court, Tarrant County, Case No. 348 195490 02. The claims of the respective parties are essentially the same as set forth above. Further discovery involving the parties is anticipated. The Company intends to vigorously defend the matter as well as prosecute its counterclaim.

               An action was brought by Bernice Johnson against Southern Security Life Insurance Company in May, 2002 in the Circuit Court of Jefferson County, Alabama, Civil Action No. CV02 2963. The face amount of coverage under the policy is $15,000. The insured died in July 2001. Claims are made for non- payment of the policy amount. The claims for relief include misrepresentation, mental anguish and emotional distress, fraud, intentional and bad faith non-payment of the benefit, intentional and bad faith failure to investigate the claim for benefits, reckless and negligent and wanton action relative to misrepresentation and/or concealment of facts, negligence and the wanton hiring, training and supervision of agent. Compensatory and punitive damages are sought along with interest and costs. An answer has been filed by the Company and discovery is in process.

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

               NONE

Item 3.        Defaults Upon Senior Securities

               NONE

Item 4.        Submission of Matters to a Vote of Security Holders

               At the annual stockholders meeting held on July 23, 2002, the following matters were acted upon: (i) seven directors consisting of George R. Quist, J. Lynn Beckstead, Jr., Scott M. Quist, Charles L. Crittenden, Dr. Robert G. Hunter, H. Craig Moody and Norman G. Wilbur were elected to serve until the next annual stockholders meeting or until their respective successors are elected and qualified (for George R. Quist, Class A and Class C shares, 7,841,263 votes were cast in favor of election, 25,184 votes were cast against election and there were no abstentions; for J. Lynn Beckstead, Jr., Class A and Class C shares, 7,843,666 votes were cast in favor of election, 22,781 votes were cast against election and there were no abstentions; for Scott M. Quist, Class A shares only, 2,519,924 votes were cast in favor of election, 24,859 votes were cast against election and there were no abstentions; for Charles L. Crittenden, Class A and Class C shares, 7,855,702 votes were cast in favor of election and 10,745 votes were cast against election and there were no abstentions; for Dr. Robert G. Hunter, Class A and Class C shares, 7,858,534 votes were cast in favor of election, 7,913 votes cast against election and there were no abstentions; for H. Craig Moody, Class A shares only, 2,535,888 votes were cast in favor of election, 8,895 votes cast against election and there were no abstentions; for Norman G. Wilbur, Class A and Class C shares, 7,858,590 votes were cast in favor of election, 7,857 votes were cast against election and there were no abstentions; and (ii) the appointment of Tanner + Co., as the Company's independent accountants for the fiscal year ended December 31, 2002, was ratified (with 7,861,821 votes cast for appointment, 4,488 votes against appointment and 5,208 abstentions).

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

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                   REGISTRANT
                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: November 14, 2002           By:      George R. Quist,
                                            ----------------
                                            Chairman of the Board and
                                            Chief Executive Officer
                                           (Principal Executive Officer)


DATED: November 14, 2002           By:      Stephen M. Sill
                                            ---------------
                                            Vice President
                                            Treasurer and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)

                                 CERTIFICATIONS

     I, George R. Quist, certify that:

     1. I have reviewed this quarterly Report on Form 10-Q of Security National Financial Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                         By:    George R. Quist
                                                Chairman of the Board,
                                                Chief Executive Officer

                                 CERTIFICATIONS

I, Stephen M. Sill, certify that:

     1. I have reviewed this quarterly Report on Form 10-Q of Security National Financial Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                    By:   Stephen M. Sill
                                          Vice President, Treasurer and
                                          Chief Financial Officer

                                  EXHIBIT 99.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

George R. Quist
Chief Executive Officer
November 14, 2002

                                  EXHIBIT 99.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  the information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company.

Stephen M. Sill
Chief Financial Officer
November 14, 2002