Form 10-K
period 2002-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2003-04-15
CIK 318673

1



                             Washington, D.C. 20549

                                    Form 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2002, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                          Commission File Number 0-9341

                     Security National Financial Corporation
             (Exact name of registrant as specified in its Charter)

           UTAH                                      87-034594
--------------------------------          --------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

5300 South 360 West, Suite 250 Salt Lake City, Utah            84123
---------------------------------------------------         -----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (801) 264-1060
                                                           --------------

Securities registered pursuant to Section 12(d) of the Act:

Title of each Class                 Name of each exchange on which registered
-------------------                ------------------------------------------
      None                                           None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $2.00 Par Value    Class C Common Stock, $0.20 Par Value
-------------------------------------    -------------------------------------
     (Title of Class)                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2003, was approximately $30,734,548.

As of March 31, 2003, registrant had issued and outstanding 4,642,681 shares of Class A Common Stock and 6,110,920 shares of Class C Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

============================================================================

                                Item 1. Business

Security National Financial Corporation (the "Company") operates in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance. These products are marketed in 35 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment of the Company consists of five cemeteries in the state of Utah and one in the state of California and eight mortuaries in the state of Utah and five in the state of Arizona. The Company also engages in pre-need selling of funeral, cemetery and cremation services through its Utah operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction and existing homes and real estate projects. The mortgage loan segment operates through ten offices in six states.

The design and structure of the Company is that each segment is related to the others and contributes to the profitability of the other segments. Because of the cemetery and mortuary operations in Utah, California and Arizona, the Company enjoys a level of public awareness that assists in the sales and marketing of insurance and pre-need cemetery and funeral products. Security National Life Insurance Company, a Utah domiciled life insurance company ("Security National Life") invests its assets (representing in part the pre-paid funerals) in investments authorized by the Insurance Departments of the States of Florida and Utah. One such investment authorized by the Insurance Departments is high quality mortgage loans. Thus, while each segment is a profit center on a stand-alone basis, this horizontal integration of each segment is planned to lead to improved profitability of the Company. The Company also pursues growth through acquisitions of both life insurance companies and cemeteries and mortuaries. The Company's acquisition business strategy is based on reducing the overhead cost of the acquired company by utilizing existing personnel, management, and technology while still providing quality service to customers and policyholders.

The Company was organized as a holding company in 1979 when Security National Life became a wholly owned subsidiary of the Company and the former stockholders of Security National Life became stockholders of the Company. Security National Life was formed in 1965 and has grown through the direct sale of life insurance and annuities and through the acquisition of other insurance companies, including the acquisitions of Capital Investors Life Insurance Company in December 1994, Civil Service Employees Life Insurance Company in December 1995, Southern Security Life Insurance Company in December 1998. Most recently on December 23, 2002, the Company completed an asset purchase transaction with Acadian Life Insurance Company, a Louisiana domiciled life insurance company ("Acadian"), from which it acquired $75,000,000 in assets and $75,000,000 in insurance reserves. On January 1, 2003, the Company entered into an assumption reinsurance agreement in which Acadian agreed to transfer and assign to Security National Life all of its right, title and interest in the reinsured policies. The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies, including the acquisitions of Paradise Chapel Funeral Home, Inc. in 1989, Holladay Memorial Park, Inc., Cottonwood Mortuary, Inc. and Deseret Memorial, Inc. in 1991, Sunset Funeral Home in January 1994, Greer-Wilson Funeral Home, Inc. in April 1995 and Crystal Rose Funeral Home in February 1997. In July 1993, the Company formed Security National Mortgage Company ("Security National Mortgage") to originate and refinance mortgage loans. Since 1993 Security National Mortgage Company has opened ten branches in six states. See Notes to Consolidated Financial Statements for additional disclosure and discussion regarding segments of the business.

Life Insurance

         Products

The Company, through its insurance subsidiaries, Security National Life and Southern Security Life Insurance Company, issues and distributes selected lines of life insurance and annuities. The Company's life insurance business includes funeral plans, interest-sensitive whole life insurance, as well as other traditional life and accident and health insurance products. The Company places specific marketing emphasis on funeral plans and traditional whole life products sold in association with the funding of higher education costs.

A funeral plan is a small face value life insurance policy that generally has a face coverage of up to $5,000. The Company believes that funeral plans represent a marketing niche that has lower competition since most insurance companies do not offer similar coverages. The purpose of the funeral plan policy is to pay the costs and expenses incurred at the time of a person's death. On a per thousand dollar cost of insurance basis, these policies can be more expensive to the policyholder than many types of non-burial insurance due to their low face amount, requiring the fixed cost of the policy to be distributed over a smaller policy size, and the simplified underwriting practices that result in higher mortality costs.

Through the Company's higher education funding division the Company markets strategies for the funding of a child's education. Pursuant to those strategies the Company conducts scholarship searches and originates and funds government guaranteed student loans. The traditional whole life product marketed in conjunction with funding of higher education costs is a 10-Pay Whole Life with an Annuity Rider. Both the paid-up aspect of the Whole Life policy and the savings aspect of the Annuity Rider are marketed as a tool for parents to help fund the cost of their children's higher education. The product is offered to parents who have children generally under the age of 16.

         Markets and Distribution

The Company is licensed to sell insurance in 35 states. The Company, in marketing its life insurance products, seeks to locate, develop and service specific "niche" markets. A "niche" market is an identifiable market, which the Company believes is not emphasized by most insurers. The Company generally sells its life insurance products to people of middle age who have a need for insurance to protect the income of the wage earner of the family, to pay off debts at the time of death and for other estate planning purposes.

Funeral plan policies are sold  primarily to persons who range in age from 45 to
75. Even though people of all ages and income levels purchase funeral plans, the Company believes that the highest percentage of funeral plan purchasers are individuals who are older than 45 and have low to moderate income.

Higher education funding is for families that desire to prepare for their children's higher education needs. Such preparation can include searches for scholarships, grant applications, guaranteed student loan applications, and the purchase of life insurance and annuities. In 1965 the Higher Education Act ("HEA") created the guaranteed student loan programs participated in by the Company. Federal Family Education Loan ("FFEL") Program, which now comprises Federal Stafford Loans (formerly Guaranteed Student Loans), Federal PLUS Loans, and Federal Consolidation Loans. The FFEL Program makes these long-term loans available to students attending institutions of higher education, vocation, technical, business and trade schools and some foreign schools. State or private nonprofit guaranty agencies insure FFEL's and the Federal Government reimburses these agencies for all or part of the insurance claims they pay to lenders. The federal guaranty on a FFEL replaces the security (collateral) usually required for a long-term consumer loan. These government programs have numerous rules for qualification and have limits on how much you can borrow. The Company's whole life product has an Annuity Rider that can provide a way for families to save additional funds for their children's education. The Company has a student loan resource department, which is available to policyholders to help parents and students apply for various scholarships, grants and loans.

A majority of the Company's funeral plan premiums come from the states of Arizona, Colorado, Idaho, Mississippi, Nevada, Oklahoma, Texas and Utah. A majority of the Company's non-funeral plan life insurance premiums come from the states of Alabama, California, Florida, Georgia, Louisiana, New Mexico, South Carolina and Utah.

The Company sells its life insurance products through direct agents and brokers and independent licensed agents who may also sell insurance products of other companies. The commissions on life insurance products range from approximately 10% to 100% of first year premiums. In those cases where the Company utilizes its direct agents in selling such policies, those agents customarily receive advances against future commissions.

In some instances, funeral plan insurance is marketed in conjunction with the Company's cemetery and mortuary sales force. When it is marketed by that group, the beneficiary is usually the Company. Thus, death benefits that become payable under the policy are paid to the Company's cemetery and mortuary subsidiaries to the extent of services performed and products purchased.

In marketing the funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2002:

                                    2002              2001        2000          1999            1998
                                    ----              ----        ----          ----            ----
Life Insurance
Policy/Cert
    Count as of December 31         341,909(2)       74,335       71,178       75,808          69,895(1)
Insurance
    in force as of December 31
    (omitted 000)                $2,635,436(2)   $2,425,557   $2,049,789   $2,113,893      $2,123,734(1)
Premiums Collected
    (omitted 000)                   $14,699         $14,860      $14,959      $15,261(1)       $5,718

(1) Includes acquisition of Southern Security Life Insurance Company on December 17, 1998.

(2) Includes asset purchase transaction with Acadian Life Insurance Company on December 23, 2002.

    Underwriting

Factors considered in evaluating an application for insurance coverage can include the applicant's age, occupation, general health and medical history. Upon receipt of a satisfactory application, which contains pertinent medical questions, the Company writes insurance based upon its medical limits and requirements subject to the following general non-medical limits:

                 Age Nearest                     Non-Medical
                   Birthday                           Limits

                     0-50                            $75,000
                    51-up                      Exam Required

When underwriting life insurance, the Company will sometimes issue policies with higher premium rates for substandard risks.

The Company also sells funeral plan insurance. This insurance is a small face amount, with a maximum policy size of $10,000. It is written on a simplified medical application with underwriting requirements being a completed application, a phone inspection on each applicant and a Medical Information Bureau inquiry. There are several underwriting classes in which an applicant can be placed. If the Company receives conflicting or incomplete underwriting information, an attending physician's statement can be ordered.

Annuities

       Products

The Company's annuity business includes single premium deferred annuities, flexible premium deferred annuities and immediate annuities. A single premium deferred annuity is a contract where the individual remits a sum of money to the Company which is retained on deposit until such time as the individual may wish to purchase an immediate annuity or surrender the contract for cash. A flexible premium deferred annuity gives the contract holder the right to make premium payments of varying amounts or to make no further premium payments after his initial payment. These single and flexible premium deferred annuities can have initial surrender charges. The surrender charges act as a deterrent to individuals who may wish to surrender their annuity contracts. Annuities have guaranteed interest rates of 3% to 4 1/2% per annum. Above that, the interest rate credited is periodically determined by the Board of Directors at their discretion. An immediate annuity is a contract in which the individual remits to the Company a sum of money in return for the Company's obligation to pay a series of payments on a periodic basis over a designated period of time, such as an individual's life, or for such other period as may be designated.

Holders of annuities enjoy a significant benefit under the current federal income tax law in that interest accretions that are credited to the annuities do not incur current income tax expense on the part of the contract holder. Instead, the interest income is tax deferred until such time as it is paid out to the contract holder. In order for the Company to realize a profit on an annuity product, the Company must maintain an interest rate spread between its investment income and the interest rate credited to the annuities. From that spread must be deducted commissions, issuance expenses and general and administrative expenses. The Company's annuities currently have credited interest rates ranging from 3% to 5%.

       Markets and Distribution

The  general  market  for  the  Company's  annuities  is  middle  to  older  age
individuals   who  wish  to  save  or  invest  their  money  in  a  tax-deferred environment, having relatively high yields. The major source of annuity considerations comes from direct agents. Annuities are also sold in conjunction with other insurance sales. This is true in both the funeral planning and higher education planning areas. If an individual does not qualify for a funeral plan due to health considerations, the agent will often sell that individual an annuity to fund those final expenses. In the higher education planning area, most life insurance sales have as part of the transaction an annuity piece that is used to accumulate funds. The commission rates on annuities are up to 10%.

The following table summarizes the annuity business for the five years ended December 31, 2002:


                       2002     2001    2000     1999        1998
                       ----     ----    ----     ----        ----
Annuities
Policy/Cert
    Count as of
    December 31       7,711    8,021    8,443    8,369       7,890(1)
Deposits Collected
(omitted 000)        $3,215   $2,550   $3,039   $3,906(1)   $2,770

(1) Includes acquisition of Southern Security Life Insurance Company on December 17, 1998.

Accident and Health

    Products

Prior to the acquisition of Capital Investors Life in December 1994, the Company did not actively market accident and health products. With the acquisition of Capital Investors Life, the Company acquired a block of accident and health policies which pay limited benefits to policyholders. The Company is currently offering a low-cost comprehensive diver's accident policy and a limited cancer benefit policy. The diver's policy provides worldwide coverage for medical expense reimbursement in the event of diving or water sports accidents. The cancer policy provides a lump sum payment for the occurrence of cancer.

    Markets and Distribution

The Company currently markets its diver's policy through water sports magazine advertising and dive shops throughout the world. The Company pays direct commissions ranging from 15% to 30% for new business generated.

The following table summarizes the accident and health business for the five years ended December 31, 2002:

                          2002      2001      2000     1999         1998
                          ----      ----      ----     ----         ----
Accident
  and Health
Policy/Cert. Count
    as of December 31    18,921    19,343    21,454    24,078       27,201(1)
Premiums Collected
(omitted 000)              $365      $413      $464      $549(1)      $375

(1) Includes acquisition of Southern Security Life Insurance Company on December 17, 1998.

Reinsurance

When a given policy exceeds the Company's retention limits, the Company reinsures with other companies that portion of the individual life insurance and accident and health policies it has underwritten. The primary purpose of reinsurance is to enable an insurance company to write a policy in an amount larger than the risk it is willing to assume for itself. The Company remains obligated for amounts ceded in the event the reinsurers do not meet their obligations.

The Company's policy is to retain no more than $75,000 of ordinary insurance per insured life. Excess risk is reinsured. The total amount of life insurance in force at December 31, 2002, reinsured by other companies aggregated $220,749,000, representing approximately 9.1% of the Company's life insurance in force on that date.

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

Cemetery and Mortuary

    Products

The Company has six wholly-owned cemeteries and 13 wholly-owned mortuaries. The cemeteries are non-denominational. Through its cemetery and mortuary operations, the Company markets a variety of products and services both on a pre-need basis (prior to death) and an at-need basis (at the time of death). The products include grave spaces, interment vaults, mausoleum crypts and niches, markers, caskets, flowers and other related products. The services include professional services of funeral directors, opening and closing of graves, use of chapels and viewing rooms, and use of automobiles and clothing. The Company has a funeral chapel at each of its cemeteries, other than Holladay Memorial Park and Singing Hills Memorial Park, and has ten separate stand-alone mortuary facilities.

    Markets and Distribution

The Company's pre-need cemetery and mortuary sales are marketed to persons of all ages but are generally purchased by persons 45 years of age and older. The Company also markets its mortuary and cemetery products on an at-need basis. The Company is limited in its geographic distribution of these products to areas lying within an approximate 20-mile radius of its mortuaries and cemeteries. The Company's at-need sales are similarly limited in geographic area.

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

The sales representatives of the Company's cemetery and mortuary operations are commissioned and receive no salary. The sales commissions range from 10% to 22% for cemetery products and services and 10% to 100% of first year premiums for funeral plan insurance. Potential customers are located via telephone sales prospecting, responses to letters mailed by the sales representatives, newspaper inserts, referrals, contacts made at funeral services, and door-to-door canvassing. The Company trains its sales representatives and generates leads for them. If a customer comes to one of the Company's cemeteries on an at-need basis, the sales representatives are compensated on a commission basis.

Mortgage Loans

    Products

The Company, through its mortgage subsidiary, Security National Mortgage Company, originates and underwrites residential and commercial loans for new construction and existing homes and real estate projects. The Company is approved to underwrite and process government guaranteed and conventional loans. Most of the loans are sold directly to investors. The Company has available warehouse lines of credit with affiliated companies and unaffiliated financial institutions to fund mortgage loans prior to the purchase by investors.

    Markets and Distribution

The Company's mortgage lending services are marketed primarily to individual homeowners and has branch offices in Salt Lake City and Orem, Utah; Valencia and Sacramento, California; Orlando, Florida; Colorado Springs, Colorado; Phoenix, Arizona and Houston, Texas. The average loan size for residential loans is $150,000. The Company's mortgage loan originations are through full time mortgage loan officers and wholesale brokers who are paid a sales commission ranging between .7% to 3.0% of the loan amount. Prospective customers are located through contacts with builders, real estate agents and regional sales representatives..

Recent Acquisitions and Other Business Activities

    Acadian Life Insurance Company

On December 23, 2002, the Company completed an asset purchase transaction through its wholly owned subsidiary, Security National Life with Acadian from which it acquired $75,000,000 in assets and $75,000,000 in insurance reserves. The acquired assets consist primarily of approximately 275,000 funeral insurance policies in force in the state of Mississippi. The assets were originally acquired by Acadian from Gulf National Life Insurance Company ("GNLIC") on June 6, 2001, which, at that time consisted of all of GNLIC's insurance policies in force and in effect on June 1, 2001 (the "Reinsured Business").

As a part of the transaction, Security National Life entered into a Coinsurance Agreement with Acadian, in which Security National Life agreed to reinsure all the liabilities related to policies held by Mississippi policyholders. The terms included the payment of all legal liabilities, obligations, claims and commissions of the acquired policies. The effective date of the Coinsurance Agreement was September 30, 2002, subsequent to Acadian's recapture of the insurance in force from its reinsurer Scottish Re (U.S.) Inc. on September 30, 2002.

Under the terms of the Coinsurance Agreement, Security National Life agreed to assume all of the risks (including deaths, surrenders, disability, accidental deaths and dismemberment) on the reinsurance policies as of the effective date of the Agreement. Acadian represented and warranted that each of the reinsured policies was in force as of the effective date (including policies which may be lapsed subject to the right of reinstatement, policies not lapsed but in arrears, and policies in force and in effect as paid up and extended term policies) with premiums paid and its face amount, insured, and all other characteristics accurately reflected. Security National Life accepted liability for all the risks under the reinsured policies on eligible lives for all benefits occurring on or after the effective date of the agreement. The liability of Security National Life under the coinsurance treaty began as of September 30, 2002.

The Coinsurance Agreement further provided Security National Life the right to assume all right, title and interest to the reinsured policies, as well as other similar policies written by Acadian under similar terms and conditions in the state of Mississippi from September 30, 2002, through termination of the Coinsurance Agreement, with an Assumption Reinsurance Agreement, at any time but in any event not later than nine months subsequent to December 16, 2002, subject to all regulatory approvals as required by law. In the event Acadian were to come under any supervision by a state regulator or in the event Acadian were to apply for or consent in the appointment of, or the taking of possession by, a receiver, custodian, regulator, trustee or liquidator of itself or of all or a substantial part of its assets, make a general assignment for the benefit of its creditors, commence a voluntary case under the Federal Bankruptcy Code, file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization or winding up, Security National Life and Acadian were to be deemed to have converted the Coinsurance Agreement to an Assumption Reinsurance Agreement one day prior to such insolvency or other actions and Security National Life was to be deemed to have assumed the reinsurance policies as of one day prior to the date thereof.

The  Coinsurance  Agreement  further  provided  that Acadian was required to pay
Security National Life an initial coinsurance premium in cash or assets acceptable to Security National Life in an amount equal to the full coinsurance reserves, not including the Incurred But Not Reported (IBNR) reserve as of the effective date. The ceding commission to be paid by Security National Life to Acadian for the reinsured policies is to be the recapture amount to be paid by Acadian to Scottish Re (U.S.), Inc., which was approximately $10,000,000. After the initial coinsurance premium, the coinsurance premiums payable by Acadian to Security National Life are to be equal to all of the premiums collected by Acadian on the reinsurance policies subsequent to December 31, 2002.

Subsequent to the coinsurance agreement, Security National Life entered into an Assumption Agreement effective January 1, 2003, with Acadian, in which Security National Life agreed to assume certain of the liabilities related to the reinsurance policies. Under the terms of the Assumption Agreement, Acadian agreed to cede to Security National Life, and Security National Life agreed to assume the stated insurance risks and contractual obligations of Acadian relating to the Reinsured Business. Security National Life agreed to pay all legal liabilities and obligations, including claims and commissions, of Acadian with respect to the Reinsured Business arising on or after January 1, 2003, in accordance with the terms and conditions of the reinsured policies.

The Assumption Agreement also requires Security National Life to issue a certificate of assumption for each policy in force included in the Reinsured Business, reinsuring such policies according to the terms thereof, provided that Security National Life may be subrogated to and substituted for all rights, privileges and interests accruing under such policies, and provided further that all obligations and liabilities assumed by Security National Life are assumed subject to the terms, limitations and conditions of the insurance policies included in the Reinsured Business and all defenses, counterclaims and off-sets that are or might thereafter become available to Security National Life.

Under the Assumption Agreement Security National Life agreed to assume only those insurance risks in contractual obligations included within the Reinsured Business of Acadian. Security National Life did not agree to assume any extra contractual or other liability or obligations of Acadian. In addition, Security National Life did not agree to assume any policy issued to an insured whose death occurred prior to January 1, 2003, and for which a death claim had been received by Acadian prior to that date. However, Security National Life did agree to assume any valid claim of an insured whose death occurred prior to January 1, 2003, and for which a death claim was not received by Acadian prior to that date.

The Assumption Agreement further provided that as of January 1, 2003, Acadian was to transfer and assign to Security National Life all of its right, title and interest in the reinsured policies, including policies which may be lapsed subject to the right of reinstatement, and policies in force and in effect as paid up and extended term policies. Acadian further agreed to turn over to Security National Life, as of January 1, 2003, all policy owner service, underwriting and other files on hand that may be needed by Security National Life in the continuation of the Reinsured Business, and Acadian further agreed to turn over all such records and record books as may be necessary for carrying on the Reinsured Business, including all such permanent records of Acadian necessary for Security National Life to continue in force in effect the reinsured policies.

On December 23, 2002, Security National Life also entered into an Asset Purchase Agreement with Acadian, in which Acadian agreed to transfer and convey to Security National Life all of Acadian's right, title and interest in and to the certain assets of Acadian. The assets included the following: (i) computer hardware; (ii) licensed software from International Business Machines, Inc. ("'IBM") for certain software utilized in the maintenance of Acadian's general ledger accounting records, for use on Acadian's AS400 computer; (iii) owned software developed by employees or contractors of Acadian or Gulf National Life Insurance Company and utilized by Acadian in accounting for premiums received, reserve computations, and for other purposes; (iv) certain furniture and equipment; (v) the use of the name "Gulf National Life Insurance Company" alone or as part of any other tradename, as well as the logo "GNL"; (vi) the sublease of certain real property located in Jackson, Mississippi; and (vii) the assignment and assumption of certain agreements and arrangements. Following the closing of the asset purchase transaction with Acadian, Security National Life intends to continue to operate the business it acquired from Acadian in the state of Mississippi.

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

    SSLIC Holding Company

On December 17, 1998, the Company completed the acquisition of SSLIC Holding Company, (formerly Consolidare Enterprises, Inc.), a Florida corporation ("SSLIC Holding") pursuant to the terms of the Acquisition Agreement which the Company entered into on April 17, 1998 with SSLIC Holding and certain shareholders of SSLIC Holding for the purchase of all of the outstanding shares of common stock of SSLIC Holding and all of the outstanding shares of stock of Insuradyne Corp., a Florida Corporation ("Insuradyne"). As of December 31, 2002, SSLIC Holding owns approximately 75% of the outstanding shares of common stock of Southern Security Life Insurance Company, a Florida corporation ("Southern Security"). Southern Security is a Florida domiciled insurance company with total assets as of December 31, 2002, of approximately $77.3 million. Southern Security is currently licensed to transact business in 14 states. Southern Security is also a reporting company under Section 13 of the Securities Exchange Act of 1934. Reference is made to Southern Security's annual report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities Exchange Commission on March 31, 2003, Commission File No. 2-35669.

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

The Company is currently subject to regulation in Utah and Florida under insurance holding company legislation, and other states where applicable. Generally, intercorporate transfers of assets and dividend payments from its insurance subsidiaries are subject to prior notice of approval from the State Insurance Department, if they are deemed "extraordinary" under these statutes. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies.

The Company's cemetery and mortuary subsidiaries are subject to the Federal Trade Commission's comprehensive funeral industry rules and are subject to state regulations in the various states where such operations are domiciled. The morticians must be licensed by the respective state in which they provide their services. Similarly, the mortuaries and cemeteries are governed and licensed by state statutes and city ordinances in Utah, Arizona and California. Reports are required to be kept on file on a yearly basis which include financial information concerning the number of spaces sold and, where applicable, funds provided to the Endowment Care Trust Fund. Licenses are issued annually on the basis of such reports. The cemeteries maintain city or county licenses where they conduct business.

The Company's mortgage loan subsidiary, Security National Mortgage, is subject to the rules and regulations of the U.S. Department of Housing and Urban Development and to various state licensing acts and regulations. These regulations, among other things, specify minimum capital requirements, the procedures for the origination, the underwriting, the licensing of wholesale brokers, quality review audits and the amounts that can be charged to borrowers for all FHA and VA loans. Each year the Company must have an audit by an independent CPA firm to verify compliance under these regulations. In addition to the government regulations, the Company must meet loan requirements of various investors who purchase the loans.

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

Competition

The life insurance industry is highly competitive. There are approximately 2,000 legal reserve life insurance companies in business in the United States. These insurance companies differentiate themselves through marketing techniques, product features, price and customer service. The Company's insurance subsidiaries compete with a large number of insurance companies, many of which have greater financial resources, a longer business history, and a more diversified line of insurance coverage than the Company. In addition, such companies generally have a larger sales force. Further, many of the companies with which the Company competes are mutual companies which may have a competitive  advantage  because all profits accrue to  policyholders.
Because the Company is small by industry standards and lacks broad diversification of risk, it may be more vulnerable to losses than larger, better-established companies. The Company believes that its policies and rates for the markets it serves are generally competitive.

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

The mortgage loan industry is highly competitive with a number of mortgage companies and banks in the same geographic area in which the Company is operating that are better capitalized, have longer business histories, and more established positions in the community. The mortgage market in general is sensitive to changes in interest rates and the refinancing market is particularly vulnerable to changes in interest rates.

Employees

As of December 31, 2002, the Company employed 328 full-time and 45 part-time employees.

Item 2.  Properties

The following table sets forth the location of the Company's office facilities and certain other information relating to these properties.

                                                                Approximate
                                                     Owned/      Square
    Location                    Function             Leased      Footage
    --------                    --------             ------      -------
5300 So. 360 West          Corporate Headquarters   Owned (1)    33,000
Salt Lake City, UT

1603 Thirteenth St         Insurance Sales          Owned (2)    10,000
Lubbock, TX

755 Rinehart Rd            Insurance Operations/    Owned (3)    27,000
Lake Mary, FL              Mortgage Sales

6522 Dogwood View Pkwy     Insurance Operations     Leased (4)    5,300
Jackson, MS

1236 No. Spencer, Ste. 2
Mesa, AZ                   Mortgage Sales           Leased (5)    3,700

27201 Tourney Rd., Ste. 121
Valencia, CA               Mortgage Sales           Leased (6)    1,600

12150 Tributary Pnt. Dr.,
 Ste. 160
Gold River, CA             Mortgage Sales           Leased (7)    2,000

1901 No. Union, Ste. 104
Colorado Springs, CO       Mortgage Sales           Leased (8)    2,200

--------------------
                                                                Approximate
                                                     Owned/        Square
    Location                 Function               Leased        Footage
    --------                 --------               ------        -------
10850 Richmond Ave.,  Ste 270
Houston, TX                Mortgage Sales           Leased (9)    1,600

595 West 800 North
Orem, UT                   Mortgage Sales           Leased (10)   2,000

970 East Holladay Rd.
Murray, UT                 Mortgage Sales           Leased (11)   6,600


(1) The Company leases an additional 7,484 square feet of the facility to unrelated third parties for approximately $70,300 per year, under leases expiring at various dates after 2002.

(2) The Company leases an additional 7,265 square feet of the facility to unrelated third parties for approximately $33,000 per year, under leases expiring at various dates after 2002.

(3) The Company leases an additional 13,301 square feet of the facility to unrelated third parties for approximately $232,600 per year, under leases expiring at various dates after 2002.

(4) The Company leases this facility for $84,000 per year. The lease expires in July 2005

(5) The Company leases this facility for $47,400 per year. The lease expires in August 2004.

(6) The Company leases this facility for $39,600 per year. The lease expires in November 2005.

(7) The Company leases this facility for $43,800 per year. The lease expires in July 2004.

(8) The Company leases this facility for $28,200 per year. The lease expires in July 2003.

(9) The Company leases this facility for $37,200 per year. The lease expires in November 2004.

(10) The Company leases this facility for $34,800 per year. The lease expires in February 2007.

(11) The Company leases this facility for $103,800 per year. The lease expires in December 2003.

The Company believes the office facilities it occupies are in good operating condition, are adequate for current operations and has no plan to build or acquire additional office facilities. The Company believes its office facilities are adequate for handling its business in the foreseeable future.

The following table summarizes the location and acreage of the six Company owned cemeteries:

                                                                                                          Net Saleable Acreage

                                                                                                          Acres
                                                                                                         Sold as          Total
Name of                                                      Date       Developed         Total         Cemetery        Available
 Cemetery                        Location                  Acquired    Acreage(1)      Acreage(1)       Spaces(2)      Acreage(1)
------------                     --------                  --------    ----------      ----------       ---------      ----------
Memorial Estates, Inc.:

Lakeview
   Cemetery(3)               1700 E. Lakeview Dr.
                             Bountiful, UT                  1973           7               40               7              33
Mountain View
   Cemetery(3)               3115 E. 7800 So.
                             Salt Lake City, UT             1973          26               54              17              37

Redwood
   Cemetery(3)(5)            6500 So. Redwood Rd.
                             West Jordan, UT                1973          40               78              35              43

Holladay Memorial
   Park(4)(5)                4800 So. Memory Lane
                             Holladay, UT                   1991           6               14               6               8

Lakehills
   Cemetery(4)               10055 So. State
                             Sandy, UT                      1991          12               41               6              35

Singing Hills
   Memorial
   Park(6)                   2798 Dehesa Rd.
                             El Cajon, CA                   1995          6                35               3              32

     (1) The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company's inspection of the cemeteries.
     (2)  Includes spaces sold for cash and installment contract sales.
     (3) As of December 31, 2002, there were mortgages of approximately $45,000 collateralized by the property and facilities at Memorial Estates Lakeview, Mountain View and Redwood Cemeteries.
     (4) As of December 31, 2002, there were mortgages of approximately $1,600,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary.
     (5)  These cemeteries include two granite mausoleums.
     (6) As of December 31, 2002, there was a mortgage of approximately $534,000 collateralized by the property.






The following table summarizes the location, square footage and the number of viewing rooms and chapels of the thirteen Company owned mortuaries:

 Name of                                                 Date       Viewing                       Square
 Mortuary                   Location                   Acquired     Room(s)     Chapel(s)        Footage
 --------                   --------                   --------     ------      ---------        -------
Memorial Mortuary          5850 South 900 East
                           Salt Lake City, UT            1973         3            1            20,000

Memorial Estates, Inc.:

  Redwood Mortuary         6500 South Redwood Rd.
                           West Jordan, UT               1973         2            1            10,000

  Mountain View
     Mortuary              3115 East 7800 South
                           Salt Lake City, UT            1973         2            1            16,000
  Lakeview
     Mortuary              1700 East Lakeview Dr.
                           Bountiful, UT                 1973         0            1             5,500

  Paradise Chapel          3934 East Indian
  Funeral Home             School Road
                           Phoenix, AZ                   1989         2            1             9,800

Deseret Memorial, Inc.:
  Colonial
     Mortuary(2)           2128 South State St.
                           Salt Lake City, UT            1991         1            1            14,500

  Deseret
     Mortuary(2)           36 East 700 South
                           Salt Lake City, UT            1991         2            2            36,300
  Lakehills
     Mortuary              10055 South State St.
                           Sandy, UT                     1991         2            1            18,000

  Cottonwood
     Mortuary(2)           4670 South Highland Dr.
                           Salt Lake City, UT            1991         2            1            14,500

Camelback Sunset
  Funeral Home(1)          301 West Camelback Rd.
                           Phoenix, AZ                   1994         2            1            11,000


 Name of                                                 Date       Viewing                       Square
 Mortuary                   Location                   Acquired     Room(s)     Chapel(s)        Footage
 --------                   --------                   --------     ------      ---------        -------
Greer-Wilson:

  Greer-Wilson
  Funeral Home             5921 West Thomas Road
                           Phoenix, AZ                   1995          2           2            25,000

  Avondale
     Funeral Home          218 North Central
                           Avondale, AZ                  1995          1           1             1,850
Crystal Rose
  Funeral Home(3)          9155 W. VanBuren
                           Tolleson, AZ                  1997          0           1             9,000

     (1) As of December 31, 2002 there were mortgages of approximately $150,000 collateralized by the property and facilities of Camelback Sunset Funeral Home.
     (2) As of December 31, 2002, there were mortgages of approximately $1,600,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary.
     (3) As of December 31, 2002, there was a mortgage of approximately $200,000, collateralized by the property and facilities of Crystal Rose Funeral Home.

Item 3.  Legal Proceedings

An action was brought against Southern Security Life Insurance Company in July 1999 by Dorothy Ruth Campbell in the Circuit Court of Escambia County, Alabama. The action arose out of a denial of coverage under a $10,000 insurance policy. The claims were for breach of contract, bad faith and fraudulent misrepresentation. In the action, Campbell sought compensatory and punitive damages plus interest. The case was dismissed by order of summary judgment on January 21, 2003. The appeal time, if appeal is taken, is 42 days.

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

NGU alleged that it has been damaged far in excess of the $75,000 minimum jurisdictional limits of this Court. NGU also seeks attorney's fees and costs as well as prejudgment and postjudgment interest. A second amended complaint and a third amended complaint which included a fraud claim were filed. A motion was filed by the Company to dismiss the third amended complaint, including the fraud claim. The court denied the motion. The Company has counterclaimed for what it claims to be a debit balance owing to it pursuant to the relationship between the parties with said counterclaim seeking a substantial amount from NGU (the amount subject to reduction as premiums are received). The Company is also seeking to recover attorney's fees and costs, as well as punitive damages on three of its causes of action. The change of venue motion of the Company was denied. Certain discovery has taken place. The federal case was dismissed per stipulation. The matter was refiled in Texas state court, Tarrant County, Case No. 348 195490 02. The claims of the respective parties are essentially the same as set forth above which claims include fraudulent inducement relative to entering into a contract, fraud, breach of contract, breach of duty of good faith and fair dealing, attorneys' fees and exemplary damages. Further discovery involving the parties is anticipated. The Company intends to vigorously defend the matter as well as prosecute its counterclaim.

An action  was  brought  by  Bernice  Johnson  against  Southern  Security  Life
Insurance Company in May, 2002 in the Circuit Court of Jefferson County, Alabama, Civil Action No. CV02 2963. The face amount of coverage under the policy is $15,000. The insured died in July 2001. Claims are made for non-payment of the policy amount. The claims for relief include misrepresentation, mental anguish and emotional distress, fraud, intentional and bad faith non payment of the benefit, intentional and bad faith failure to investigate the claim for benefits, reckless and negligent and wanton action relative to misrepresentation and/or concealment of facts, negligence and the wanton hiring, training and supervision of agent. Compensatory and punitive damages are sought along with interest and costs. An answer has been filed by the Company and discovery is in process.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
  None
                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters
-------------------------------------------------------------------------------

The Company's Class A Common Stock trades on the Nasdaq National Market under the symbol "SNFCA." Prior to August 13, 1987, there was no active public market for the Class A and Class C Common Stock. As of March 31, 2003, the closing sales price of the Class A Common Stock was $6.62 per share. The following are the high and low market closing sales prices for the Class A Common Stock by quarter as reported by Nasdaq since January 1, 2001:

Period (Calendar Year)                              Price Range
----------------------                            -----------------
                                           High                         Low
                                          ------                        ----
         2001
              First Quarter               $2.32                         $1.81
              Second Quarter               2.27                          1.82
              Third Quarter                2.63                          2.00
              Fourth Quarter               2.63                          2.09
         2002
              First Quarter                2.81                          2.20
              Second Quarter               6.48                          2.38
              Third Quarter                6.10                          2.74
              Fourth Quarter               6.43                          2.48
         2003
              First Quarter                7.26                          4.75

The above sales prices have been adjusted for the effect of annual stock dividends.

The Class C Common Stock is not actively traded, although there are occasional transactions in such stock by brokerage firms. (See Note 11 to the Consolidated Financial Statements.)

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C Common Stock has been paid each year from 1989 through 2002.

As of December 31, 2002, there were 4,583 record holders of Class A Common Stock and 143 record holders of Class C Common Stock.

Item 6.  Selected Financial Data - The Company and Subsidiaries (Consolidated)
------------------------------------------------------------------------------

The following selected financial data for each of the five years in the period ended December 31, 2002, are derived from the audited consolidated financial statements. The data as of December 31, 2002 and 2001, and for the three years ended December 31, 2002, should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Consolidated Statement of Earnings Data:

                                                                         Year Ended December 31,

                                           2002           2001            2000            1999(1)            1998
                                           ----           ----            ----            -------            ----
Revenue
Premiums                               $14,077,000     $13,151,000     $12,876,000     $13,176,000      $5,916,000
Net investment income                   12,540,000      12,947,000      12,136,000      10,631,000       7,459,000
Net mortuary and cemetery income        11,256,000      10,603,000       9,417,000      10,178,000       9,226,000
Realized gains on investments            1,021,000          10,000         424,000         313,000          74,000
Mortgage fee income                     57,008,000      40,086,000      22,922,000      14,503,000      10,082,000
Other                                      479,000         152,000         305,000         856,000          63,000
                                      ------------    ------------    ------------    ------------    ------------
Total revenue                           96,381,000      76,949,000      58,080,000      49,657,000      32,820,000
                                      ------------    ------------    ------------    ------------    ------------

Expenses
Policyholder benefits                   13,756,000      11,775,000      12,931,000      11,976,000       6,932,000
Amortization of deferred
  policy acquisition costs               3,994,000       3,870,000       3,189,000       4,858,000       1,274,000
General and administrative expenses     68,459,000      52,247,000      35,959,000      26,959,000      19,649,000
Interest expense                         1,970,000       2,791,000       2,126,000       1,119,000         999,000
Cost of goods & services of
  the mortuaries & cemeteries            2,663,000       2,494,000       2,628,000       3,295,000       2,940,000
                                      ------------    ------------    ------------    ------------    ------------
Total benefits & expenses               90,842,000      73,177,000      56,833,000      48,207,000      31,794,000
                                      ------------    ------------    ------------    ------------    ------------
Income before
  income tax expense                     5,539,000       3,772,000       1,247,000       1,450,000       1,026,000
Income tax expense                      (1,565,000)       (913,000)       (305,000)       (230,000)       (255,000)
Minority interest in (income)
   loss of subsidiary                       18,000         (18,000)        (46,000)       (244,000)             --
                                      ------------    ------------    ------------    ------------    ------------
Net earnings                            $3,992,000      $2,841,000        $896,000        $976,000        $771,000
                                      ============    ============    ============    ============    ============

Net earnings per common share(3)              $.83            $.63            $.21            $.22            $.18
                                      ============    ============    ============    ============    ============
Weighted average outstanding
   common shares                         4,824,000       4,506,000       4,318,000       4,397,000       4,273,000
Net earnings per common
   share-assuming dilution(3)                 $.80            $.63            $.21            $.22            $.18
                                      ============    ============    ============    ============    ============
Weighted average outstanding
   common shares-assuming dilution       4,995,000       4,507,000       4,335,000       4,397,000       4,273,000


Item 6.  Selected Financial Data - The Company and Subsidiaries (Consolidated)
------------------------------------------------------------------------------

Balance Sheet Data:

                                                            Year Ended December 31,
                                        2002(2)         2001           2000          1999          1998(1)
                                       -------          ----           ----          ----          -------
Assets
Investments and restricted assets   $106,162,000    $94,514,000   $108,810,000   $113,208,000   $126,332,000
Cash                                  38,199,000      8,757,000     11,275,000     12,423,000      6,671,000
Receivables                          101,684,000     58,701,000     36,413,000     38,074,000     28,309,000
Other assets                          61,112,000     51,088,000     52,249,000     50,593,000     51,953,000
                                    ------------   ------------   ------------   ------------   ------------
Total assets                        $307,157,000   $213,060,000   $208,747,000   $214,298,000   $213,265,000
                                    ============   ============   ============   ============   ============

Liabilities
Policyholder benefits               $217,895,000   $142,291,000   $141,755,000   $140,368,000   $137,466,000
Notes & contracts payable             19,273,000     12,098,000     14,046,000     23,341,000     22,887,000
Cemetery & mortuary liabilities       10,076,000      9,344,000      8,659,000      6,638,000      6,917,000
Other liabilities                     21,102,000     15,121,000     12,921,000     11,415,000     12,536,000
                                    ------------   ------------   ------------   ------------   ------------
Total liabilities                    268,346,000    178,854,000    177,381,000    181,762,000    179,806,000
                                    ------------   ------------   ------------   ------------   ------------

Minority interest                      4,298,000      4,237,000      4,625,000      6,046,000      6,779,000

Stockholders' equity                  34,513,000     29,969,000     26,741,000     26,490,000     26,680,000
                                    ------------   ------------   ------------   ------------   ------------
Total liabilities and
  stockholders' equity              $307,157,000   $213,060,000   $208,747,000   $214,298,000   $213,265,000
                                    ============   ============   ============   ============   ============


     (1) Reflects the acquisition of SSLIC Holding Company and subsidiaries as of December 17, 1998.

     (2) Reflects the asset purchase transaction with Acadian Life Insurance Company on December 23, 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

Overview

The Company's operations over the last several years generally reflect three trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies and traditional whole life products; (ii) emphasis on cemetery and mortuary business; and (iii) capitalizing on lower interest rates by originating and refinancing mortgage loans.

During the years ending December 31, 2002 and 2001, Security National Mortgage Company (SNMC) experienced increases in revenue and expenses due to the increase in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from the borrowers and other secondary fees from third party investors who purchase the loans from SNMC. SNMC sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. In 1999, SNMC opened new wholesale branches in Sacramento, California and Valencia, California. In 2000, SNMC opened new wholesale branches in Orlando, Florida; Colorado Springs, Colorado and Provo, Utah. In 2001, SNMC opened wholesale branches in Phoenix, Arizona and Houston, Texas. SNMC originated and sold 11,737 ($1,721,000,000 loan amount), 8,738 ($1,268,000,000 loan amount), and 4,845
($652,000,000 loan amount) loans in 2002, 2001 and 2000, respectively.

On December 17, 1998, the Company purchased all of the outstanding shares of common stock of SSLIC Holding Company ("SSLIC Holding") (formerly "Consolidare Enterprises, Inc.") and Insuradyne Corporation ("Insuradyne") for a total cost of $12,248,194. As of December 31, 2002, SSLIC Holding held approximately 75% of the outstanding shares of common stock of Southern Security Life Insurance Company ("Southern Security").

On December 23, 2002, the Company completed an asset purchase transaction with Acadian Life Insurance Company, a Louisiana domiciled life insurance company ("Acadian"), in which it acquired from Acadian $75,000,000 in assets and $75,000,000 in insurance reserves through its wholly owned subsidiary, Security National Life Insurance Company, a Utah domiciled life insurance company. The acquired assets consist primarily of approximately 275,000 funeral insurance policies in force in the state of Mississippi. The assets were originally acquired by Acadian from Gulf National Life Insurance Company ("GNLIC") on June 6, 2001, consisting of all of GNLIC's insurance policies in force and in effect on June 1, 2001.

Significant Accounting Policies and Estimates

The following is a brief summary of our significant accounting policies and a review of our most critical accounting estimates. For a complete description of our significant accounting policies, see Note 1 to our financial statements.

Insurance Operations

In accordance with accounting principles generally accepted in the United States of America (GAAP), premiums and considerations received for interest sensitive products such as universal life insurance and ordinary annuities are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for these products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses. The Company receives investment income earned from the funds deposited into account balances, a portion of which is passed through to the policyholders in the form of interest credited. Interest credited to policyholder account balances and benefit claims in excess of policyholder account balances are reported as expenses in the financial statements.

Premium revenues reported for traditional life insurance products are recognized as revenues when due. Future policy benefits are recognized as expenses over the life of the policy by means of the provision for future policy benefits.

The costs related to acquiring new business, including certain costs of issuing policies and other variable selling expenses (principally commissions), defined as deferred policy acquisition costs, are capitalized and amortized into expense. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumption used for computing liabilities for future policy benefits and are generally "locked in" at the date the policies are issued. For interest sensitive products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality and expense margins. This amortization is adjusted when the Company revises the estimate of current or future gross profits or margins. For example, deferred policy acquisition costs are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity.

Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year on the level of claims incurred under insurance retention limits. The profitability of the Company is primarily affected by fluctuations in mortality, other policyholder benefits, expense levels, interest spreads (i.e., the difference between interest earned on investments and interest credited to policyholders) and persistency. We have the ability to mitigate adverse experience through adjustments to credited interest rates, policyholder dividends or cost of insurance charges.

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

Prearranged funeral and pre-need cemetery customer obtaining costs - costs incurred related to obtaining new pre-need cemetery and prearranged funeral business are accounted for under the guidance of the provisions of Statement of Financial Accounting Standards No. 60 "Accounting and Reporting by Insurance Enterprises" (FAS No. 60). Obtaining costs, which include only costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral business, are deferred until the merchandise is delivered or services are performed.

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

All loans are sold to third party investors and the Company does not retain servicing rights. The amounts sold to investors are shown on the balance sheet as due from sale of loans, and are shown on the basis of the amount of fees due from the investors.

Use of Significant Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the financial statements. The following is a summary of our significant accounting estimates, and critical issues that impact them:

Fixed Maturities Available for Sale

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income which is included in stockholders' equity after adjustment for deferred income taxes and deferred acquisition costs related to universal life products.

The Company uses fair market values based on National Association of Insurance Commissioners (NAIC) values, versus values associated with normal marketing pricing services. The Company considers the difference to be immaterial.

The Company is required to exercise judgment to determine when a decline in the value of a security is other than temporary. When the value of a security declines and the decline is determined to be other than temporary, the carrying value of the investment is reduced to its fair value and a realized loss is recorded to the extent of the decline.

Deferred Acquisition Costs

Amortization of deferred policy acquisition costs for interest sensitive products is dependent upon estimates of current and future gross profits or margins on this business. Key assumptions used include the following: yield on investments supporting the liabilities, amount of interest or dividends credited to the policies, amount of policy fees and charges, amount of expenses necessary to maintain the policies, and amount of death and surrender benefits and the length of time the policies will stay in force.

These estimates, which are revised periodically, are based on historical results and our best estimate of future expenses.

Cost of Insurance Acquired

Cost of insurance acquired is the present value of estimated future profits of the acquired business and is amortized similar to deferred acquisition costs. The critical issues explained for deferred acquisition costs would also apply for cost of insurance acquired.

Allowance for Doubtful Accounts

The Company accrues an estimate of potential losses for the collection of receivables. The significant receivables are the result of the Company's cemetery and mortuary operations and mortgage loan operations. The allowance is based upon the Company's experience. The critical issues that would impact the cemetery and mortuary operations is the overall economy. The critical issues for the mortgage loan operations would be interest rate risk and loan underwriting.

Future Policy Benefits

Reserves for future policy benefits for traditional life insurance products requires the use of many assumptions, including the duration of the policies, mortality experience, expenses, investment yield, lapse rates, surrender rates, and dividend crediting rates.

These assumptions are made based upon historical experience, industry standards and a best estimate of future results and, for traditional life products, include a provision for adverse deviation. For traditional life insurance, once established for a particular series of products, these assumptions are generally held constant.

Unearned Revenue

The universal life products the Company sells have a significant policy initiation fees (front-end load), which are deferred and amortized into revenues over the estimated expected gross profits from surrender charges and investment, mortality and expense margins. The same issues that impact deferred acquisition costs would apply to unearned revenue.

Deferred Pre-need Cemetery and Funeral Contracts Revenues and Estimated Future Cost of Pre-need Sales
-------------------------------------------------------------------------------

The revenue and cost associated with the sales of pre-need cemetery merchandise and funeral services are deferred until the merchandise is delivered. Also, trust investment earnings from any pre-need sales placed into trust are also deferred until the merchandise is delivered.

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

Results of Operations

2002 Compared to 2001

Total revenues increased by $19,432,000, or 25.3%, from $76,949,000 for fiscal year 2001 to $96,381,000 for fiscal year 2002. Contributing to this increase in total revenues was a $16,922,000 increase in mortgage fee income, a $653,000 increase in net mortuary and cemetery sales and a $926,000 increase in insurance premiums and other considerations.

Insurance premiums and other considerations increased by $926,000, from $13,151,000 in 2001 to $14,077,000 in 2002. This increase was primarily due to the additional premiums from increased sales of the Company's traditional life products.

Net investment income decreased by $407,000, from $12,947,000 in 2001 to $12,540,000 in 2002. This decrease was primarily attributable to reduced interest earned as a result of lower interest rates during 2002.

Net mortuary and cemetery sales increased by $653,000, from $10,603,000 in 2001 to $11,256,000 in 2002. This increase was primarily due to additional at-need cemetery and mortuary sales.

Mortgage fee income increased by $16,922,000, from $40,086,000 in 2001 to $57,008,000 in 2002. This increase was primarily attributable to a greater number of loan originations during 2002 due to lower interest rates.

Total benefits and expenses were $90,842,000 for 2002, which constituted 94.3% of the Company's total revenues, as compared to $73,177,000, or 95.1% of the Company's total revenues for 2001.

During 2002, there was a net increase of $902,000 in death benefits, surrenders and other policy benefits, and an increase of $1,079,000 in future policy benefits from $11,775,000 in 2001 to $13,756,000 in 2002. This net increase was primarily the result of an increase in traditional life reserves.

Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired increased by $124,000, from $3,870,000 in 2001 to $3,994,000 in 2002. This increase was reasonable based on the underlying nature of assumptions.

General and administrative expenses increased by $16,212,000, from $52,247,000 in 2001 to $68,459,000 in 2002. Contributing to this increase was a $12,255,000 increase in commission expenses, from $29,859,000 in 2001 to $42,114,000 in 2002. Salaries increased $1,386,000, from $9,028,000 in 2001 to $10,414,000 in
2002.  Other  expenses  increased  $2,571,000,   from  $13,360,000  in  2001  to
$15,931,000 in 2002. These increases were primarily the result of additional expenses due to increased numbers of loan originations made by the Company's mortgage subsidiary in 2002.

Interest expense decreased by $821,000, from $2,791,000 in 2001 to $1,970,000 in 2002. This decrease was due to more loan originations from the Company's mortgage subsidiary being funded from internal sources of funds and lower interest rates from borrowings from third parties.

Cost of the mortuary and cemetery goods and services sold increased by $169,000, from $2,494,000 in 2001 to $2,663,000 in 2002. This increase was primarily due to greater at-need cemetery and mortuary sales.

2001 Compared to 2000

Total revenues increased by $18,870,000, or 32.5%, from $58,079,000 for fiscal year 2000 to $76,949,000, for fiscal year 2001. Contributing to this increase in total revenues was a $17,165,000 increase in mortgage fee income, an $810,000 increase in net investment income, a $1,187,000 increase in net mortuary and cemetery sales and a $275,000 increase in insurance premiums and other considerations.

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

During 2001, there was a net increase of $1,160,000 in death benefits, surrenders and other policy benefits, and a decrease of $2,316,000 in future policy benefits from $12,931,000 in 2000 to $11,775,000 in 2001. This net decrease was primarily the result of a decrease in traditional life reserves.

Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired increased by $681,000, from $3,189,000 in 2000 to $3,870,000 in 2001. This increase was reasonable based on the underlying actuarial assumptions.

General and administrative expenses increased by $16,288,000, from $35,959,000 in 2000 to $52,247,000 in 2001. Contributing to this increase was an $11,458,000 increase in commission expenses, from $18,401,000 in 2000 to $29,859,000 in 2001. Salaries increased $1,360,000, from $7,667,000 in 2000 to $9,028,000 in
2001. Other expenses increased $3,470,000, from $9,890,000 in 2000 to $13,360,000 in 2001. These increases were primarily the result of additional expenses due to increased numbers of loan originations made by the Company's mortgage subsidiary in 2001.

Interest expense increased by $665,000, from $2,126,000 in 2000 to $2,791,000 in 2001. This increase was primarily due to more loan originations from the Company's mortgage subsidiary being funded by third parties in 2001.

Cost of the mortuary and cemetery goods and services sold decreased by $134,000, from $2,628,000 in 2000 to $2,494,000 in 2001. This decrease was primarily due to additional sales of cemetery burial properties in 2001, which have a lower cost of goods sold than other funeral products.

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

The Company's investment policy is to invest predominately in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $51,530,000 as of December 31, 2002 compared to $49,271,000 as of December 31, 2001. This represents 51% of the total insurance related investments in 2002 as compared to 55% in 2001. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At December 31, 2002, 4% ($1,903,000) and at December 31, 2001, 5% ($2,534,000) of the Company's total bond investments were invested in bonds in rating categories three through six which are considered non-investment grade.

If market conditions were to cause interest rates to change, the market value of the fixed income portfolio (approximately $73,458,000) could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

                      -200 bps     -100 bps      +100 bps      +200 bps
                      --------     --------      --------      --------
Change in
   Market Value
   (in thousands)      $4,960       $3,275       $(4,335)     $(10,258)

The Company has classified certain of its fixed income securities, including high-yield securities, in its portfolio as available for sale, with the remainder classified as held to maturity. However, in accordance with Company policy, any such securities purchased in the future will be classified as held to maturity. Business conditions, however, may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher-yielding longer-term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2002 and 2001, the life subsidiaries exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $53,787,000 and $42,067,000 as of December 31, 2002 and 2001,
respectively. Stockholders' equity as a percent of total capitalization was 64% and 71% as of December 31, 2002 and 2001, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2002 was 10.7%, as compared to a rate of 13.2% in 2001.

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

The administrative services fee may be increased, beginning on January 1, 2002, to reflect increases in the Consumer Price Index, over the index amount as of January 1, 2001. The Administrative Services Agreement shall remain in effect for an initial term expiring on December 16, 2003. The term of the agreement may be automatically extended for additional one-year terms unless either the Company or SSLIC shall deliver a written notice on or before September 30 of any year stating to the other its desire not to extend the term of the agreement. However, in no event can the agreement be terminated prior to December 16, 2003.

On June 30, 1999, the Company entered into a Coinsurance and Assumption Agreement (the "Agreement") with Menlo Life Insurance Company ("Menlo Life"), wherein the Company has assumed 100% of the policies in force of Menlo Life. The Agreement was not in effect until it was approved by Menlo Life's domiciled state of Arizona and the state of California. These approvals were obtained on September 9, 1999 for the Arizona Insurance Department, and on December 9, 1999 for the California Insurance Department. Menlo Life paid consideration to the Company in the form of statutory admitted assets to equal the liabilities assumed. On September 25, 2001, Menlo Life paid to the Company $308,978 in policy loans and $2,269,403 in cash.

On December 23, 2002, the Company completed an asset purchase transaction through its wholly owned subsidiary, Security National Life with Acadian from which it acquired $75,000,000 in assets and $75,000,000 in insurance reserves. The acquired assets consist primarily of approximately 275,000 funeral insurance policies in force in the state of Mississippi. The assets were originally acquired by Acadian from Gulf National Life Insurance Company ("GNLIC") on June 6, 2001, which, at that time consisted of all of GNLIC's insurance policies in force and in effect on June 1, 2001 (the "Reinsured Business").

As a part of the transaction, Security National Life entered into a Coinsurance Agreement with Acadian, in which Security National Life agreed to reinsure all the liabilities related to policies held by Mississippi policyholders. The terms included the payment of all legal liabilities, obligations, claims and commissions of the acquired policies. The effective date of the Coinsurance Agreement was September 30, 2002, subsequent to Acadian's recapture of the insurance in force from its reinsurer Scottish Re (U.S.) Inc. on September 30, 2002.

Under the terms of the Coinsurance Agreement, Security National Life agreed to assume all of the risks (including deaths, surrenders, disability, accidental deaths and dismemberment) on the reinsurance policies as of the effective date of the Agreement. Acadian represented and warranted that each of the reinsured policies was in force as of the effective date (including policies which may be lapsed subject to the right of reinstatement, policies not lapsed but in arrears, and policies in force and in effect as paid up and extended term policies) with premiums paid and its face amount, insured, and all other characteristics accurately reflected. Security National Life accepted liability for all the risks under the reinsured policies on eligible lives for all benefits occurring on or after the effective date of the agreement. The liability of Security National Life under the coinsurance treaty began as of September 30, 2002.

The Coinsurance Agreement further provided Security National Life the right to assume all right, title and interest to the reinsured policies, as well as other similar policies written by Acadian under similar terms and conditions in the state of Mississippi from September 30, 2002, through termination of the Coinsurance Agreement, with an Assumption Reinsurance Agreement, at any time but in any event not later than nine months subsequent to December 16, 2002, subject to all regulatory approvals as required by law. In the event Acadian were to come under any supervision by a state regulator or in the event Acadian were to apply for or consent in the appointment of, or the taking of possession by, a receiver, custodian, regulator, trustee or liquidator of itself or of all or a substantial part of its assets, make a general assignment for the benefit of its creditors, commence a voluntary case under the Federal Bankruptcy Code, file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization or winding up, Security National Life and Acadian were to be deemed to have converted the Coinsurance Agreement to an Assumption Reinsurance Agreement one day prior to such insolvency or other actions and Security National Life was to be deemed to have assumed the reinsurance policies as of one day prior to the date thereof.

The  Coinsurance  Agreement  further  provided  that Acadian was required to pay
Security National Life an initial coinsurance premium in cash or assets acceptable to Security National Life in an amount equal to the full coinsurance reserves, not including the Incurred But Not Reported (IBNR) reserve as of the effective date. The ceding commission to be paid by Security National Life to Acadian for the reinsured policies is to be the recapture amount to be paid by Acadian to Scottish Re (U.S.), Inc., which was approximately $10,000,000. After the initial coinsurance premium, the coinsurance premiums payable by Acadian to Security National Life are to be equal to all of the premiums collected by Acadian on the reinsurance policies subsequent to December 31, 2002.

Subsequent to the coinsurance agreement, Security National Life entered into an Assumption Agreement effective January 1, 2003, with Acadian, in which Security National Life agreed to assume certain of the liabilities related to the reinsurance policies. Under the terms of the Assumption Agreement, Acadian agreed to cede to Security National Life, and Security National Life agreed to assume the stated insurance risks and contractual obligations of Acadian relating to the Reinsured Business. Security National Life agreed to pay all legal liabilities and obligations, including claims and commissions, of Acadian with respect to the Reinsured Business arising on or after January 1, 2003, in accordance with the terms and conditions of the reinsured policies.

The Assumption Agreement also requires Security National Life to issue a certificate of assumption for each policy in force included in the Reinsured Business, reinsuring such policies according to the terms thereof, provided that Security National Life may be subrogated to and substituted for all rights, privileges and interests accruing under such policies, and provided further that all obligations and liabilities assumed by Security National Life are assumed subject to the terms, limitations and conditions of the insurance policies included in the Reinsured Business and all defenses, counterclaims and off-sets that are or might thereafter become available to Security National Life.

Under the Assumption Agreement Security National Life agreed to assume only those insurance risks in contractual obligations included within the Reinsured Business of Acadian. Security National Life did not agree to assume any extra contractual or other liability or obligations of Acadian. In addition, Security National Life did not agree to assume any policy issued to an insured whose death occurred prior to January 1, 2003, and for which a death claim had been received by Acadian prior to that date. However, Security National Life did agree to assume any valid claim of an insured whose death occurred prior to January 1, 2003, and for which a death claim was not received by Acadian prior to that date.

The Assumption Agreement further provided that as of January 1, 2003, Acadian was to transfer and assign to Security National Life all of its right, title and interest in the reinsured policies, including policies which may be lapsed subject to the right of reinstatement, and policies in force and in effect as paid up and extended term policies. Acadian further agreed to turn over to Security National Life, as of January 1, 2003, all policy owner service, underwriting and other files on hand that may be needed by Security National Life in the continuation of the Reinsured Business, and Acadian further agreed to turn over all such records and record books as may be necessary for carrying on the Reinsured Business, including all such permanent records of Acadian necessary for Security National Life to continue in force in effect the reinsured policies.

At December 31, 2002, $22,964,225 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, amortization of goodwill is precluded, however, its recoverability must be periodically (at least annually) reviewed and tested for impairment. Goodwill must be tested at the reporting unit level for impairment in the year of adoption, including an initial test performed within six months of adoption. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months of adoption. SFAS No. 142 also requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. The adoption of SFAS No. 142 did not have a material impact on the Company's financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations. In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under historical guidance, all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds that guidance and requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases" for the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 requires that those lease modifications be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Adoption of the provisions of SFAS No. 145 related to SFAS No. 13 did not have a material impact on the Company's financial condition or results of operations. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS No. 146 and Issue 94-3 is that SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. Based upon a preliminary review, adoption of SFAS No. 146 would not have a material impact on the Company's financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Based upon a preliminary review, adoption of FIN 45 would not have a material impact on the Company's financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure and Amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of that Statement. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date. Since the Company does not intend to voluntarily adopt the fair value presentation for FASB 123, adoption of SFAS 148 would not have a material effect on the financial condition or results of operations of the Company. However, pro forma disclosures required by SFAS 148 will be included in the Company's future interim financial statements when necessary.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires an enterprise to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity (VIE). The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a VIE is a strong indication that an enterprise has one or both of the characteristics that would require consolidation of the VIE.

FIN 46 is effective for new VIE's established subsequent to January 31, 2003 and for existing VIE's as of July 1, 2003. Based upon a preliminary review, the adoption of FIN 46 would not have a material impact on the Company's financial condition or results of operations as there were no material VIE's identified which would require consolidation. FIN 46 further requires the disclosure of certain information related to VIE's in which the Company holds a significant variable interest. The Company does not believe that it owns any such interests that require disclosure at this time.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                      Page No.

Financial Statements:

    Report of Independent Auditors......................................34

    Consolidated Balance Sheet, December 31,
    2002 and 2001.......................................................35

    Consolidated Statement of Earnings,
    Years Ended December 31, 2002, 2001,
    and 2000............................................................37

    Consolidated Statement of Stockholders'
    Equity, Years Ended December 31, 2002, 2001
    and 2000. ..........................................................38

    Consolidated Statement of Cash Flows,
    Years Ended December 31, 2002, 2001 and
    2000    ............................................................39

    Notes to Consolidated Financial
    Statements..........................................................41


Financial Statement Schedules:

 I.   Summary of Investments -- Other than
      Investments in Related Parties....................................75

II.   Condensed Financial Information of
      Registrant........................................................77

IV.   Reinsurance.......................................................83

 V.   Valuation and Qualifying Accounts.................................84


All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS'















To The Board of Directors and Stockholders of Security National Financial Corporation

We have audited the accompanying consolidated balance sheet of Security National Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the three years in the period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the amounts included in the consolidated financial statement schedules as listed in the accompanying index under Item 8. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





/S/   TANNER + CO

Salt Lake City, Utah
March 28, 2003

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                                             December 31,
Assets:                                                 2002             2001
-------                                                 ----             ----
Insurance-related investments:
Fixed maturity securities
  held to maturity, at amortized cost (market
  $33,927,051 and $28,697,986 for 2002 and 2001)     $33,015,097   $27,799,909
Fixed maturity securities available
  for sale, at market (cost $17,153,223 in 2002
  and $20,565,833 in 2001)                            18,514,943    21,470,729
Equity securities available for sale,
  at market (cost $1,929,540 and $1,605,980
  for 2002 and 2001)                                   2,642,093     2,641,549
Mortgage loans on real estate                         21,016,008    15,479,305
Real estate, net of accumulated
  depreciation and allowances for
  losses of $3,728,539 and $3,523,912
  for 2002 and 2001                                    9,331,248     9,051,691
Policy, student and other loans                       10,974,165    11,277,975
Short-term investments                                 5,335,478     1,453,644
                                                   -------------  ------------
     Total insurance-related investments             100,829,032    89,174,802
Restricted assets of cemeteries and mortuaries         5,332,736     5,339,436
Cash                                                  38,199,041     8,757,246
Receivables:
  Trade contracts                                     11,358,027     6,945,274
  Mortgage loans sold to investors                    89,455,105    50,695,073
  Receivable from agents                               2,054,071     2,061,541
  Receivable from officers                                70,290       102,200
  Other                                                1,131,977     1,183,927
                                                   -------------  ------------
     Total receivables                               104,069,470    60,988,015
  Allowance for doubtful accounts                     (2,385,309)   (2,287,241)
                                                   -------------  ------------
  Net receivables                                    101,684,161    58,700,774
Policyholder accounts on deposit
  with reinsurer                                       6,955,691     7,148,068
Land and improvements held for sale                    8,429,215     8,346,448
Accrued investment income                                928,287     1,059,789
Deferred policy and pre-need
  acquisition costs                                   15,917,257    14,453,023
Property, plant and equipment, net                    10,921,635    10,802,387
Cost of insurance acquired                            15,984,340     7,615,348
Excess of cost over net assets
  of acquired subsidiaries                             1,029,562     1,065,045
Other                                                    945,805       597,209
                                                   -------------  ------------
     Total assets                                   $307,156,762  $213,059,575
                                                   =============  ============



See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                                                            December 31,
                                                            ------------
                                                       2002             2001
                                                       ----             ----
Liabilities:
------------
Future life, annuity, and other
  policy benefits                                 $215,980,207     $140,504,866
Unearned premium reserve                             1,914,700        1,785,977
Bank loans payable                                  16,113,227        8,461,900
Notes and contracts payable                          3,160,009        3,635,776
Deferred pre-need cemetery and funeral
  contracts revenues and estimated
  future cost of pre-need sales                     10,002,396        9,338,353
Accounts payable                                     1,553,777        1,319,319
Funds held under reinsurance treaties                1,334,964        1,379,640
Other liabilities and accrued expenses              10,182,382        5,552,799
Income taxes                                         8,103,882        6,874,597
                                                 -------------    -------------
     Total liabilities                             268,345,544      178,853,227

Commitments and contingencies                          --               --

Minority interest                                    4,297,807        4,237,030

Stockholders' Equity:
--------------------
Common stock:
     Class A: $2 par value, authorized
         10,000,000 shares, issued 5,794,492
         shares in 2002 and 5,363,591 shares
         in 2001                                    11,588,984       10,727,182
     Class C: $0.20 par value, authorized
         7,500,000 shares, issued 6,182,669
         shares in 2002 and 6,113,430 shares
         in 2001                                     1,236,533        1,222,686
                                                 -------------    -------------
Total common stock                                  12,825,517       11,949,868
Additional paid-in capital                          11,280,842       10,168,523
Accumulated other comprehensive income, net of
  deferred taxes of $293,519 and
  $212,734 for 2002 and 2001                         1,191,863        1,223,930
Retained earnings                                   11,992,542        9,989,230
Treasury stock at cost (1,151,811 Class
     A shares and 71,749 Class C shares
     in 2002; 1,294,716 Class A shares and
     68,332 Class C shares in 2001, held
     by affiliated companies)                       (2,777,353)      (3,362,233)
                                                 -------------    -------------
Total stockholders' equity                          34,513,411       29,969,318
                                                 -------------    -------------
  Total liabilities and stockholders' equity      $307,156,762     $213,059,575
                                                 =============    =============

See accompanying notes to consolidated financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statement of Earnings


                                                               Year Ended December 31,
                                                               -----------------------
                                                      2002           2001             2000
                                                      ----           ----             ----
Revenues:
--------
Insurance premiums and other considerations       $14,076,652     $13,150,875     $12,875,585
Net investment income                              12,539,430      12,946,499      12,136,072
Net mortuary and cemetery sales                    11,256,069      10,603,451       9,416,927
Realized gains on investments and other assets      1,020,820          10,428         423,805
Mortgage fee income                                57,008,283      40,086,097      22,921,585
Other                                                 479,424         151,945         304,886
                                                 ------------    ------------    ------------
  Total revenue                                    96,380,678      76,949,295      58,078,860

Benefits and expenses:
---------------------
Death benefits                                      5,637,217       5,354,522       3,959,811
Surrenders and other  policy benefits               2,086,829       1,467,323       1,702,251
Increase in future policy benefits                  6,031,685       4,953,008       7,268,720
Amortization of deferred
  policy and pre-need acquisition
  costs and cost of insurance acquired              3,993,393       3,870,158       3,188,752
General and administrative expenses:
  Commissions                                      42,114,240      29,859,295      18,401,314
  Salaries                                         10,414,392       9,027,523       7,667,263
  Other                                            15,930,804      13,360,362       9,890,197
Interest expense                                    1,970,342       2,790,627       2,126,169
Cost of goods and services sold of the
  mortuaries and cemeteries                         2,662,791       2,494,367       2,628,260
                                                 ------------    ------------    ------------

  Total benefits and expenses                      90,841,693      73,177,185      56,832,737
                                                 ------------    ------------    ------------

Earnings before income taxes                        5,538,985       3,772,110       1,246,123
Income tax expense                                 (1,565,393)       (913,539)       (304,640)
Minority interest                                      17,688         (17,791)        (45,754)
                                                 ------------    ------------    ------------
  Net earnings                                     $3,991,280      $2,840,780        $895,729
                                                 ============    ============    ============

Net earnings per common share                            $.83            $.63            $.21
                                                 ============    ============    ============

  Weighted average
    outstanding common shares                       4,823,914       4,506,476       4,317,779

Net earnings per common share-
  assuming dilution                                      $.80            $.63            $.21
                                                 ============    ============    ============

  Weighted average outstanding common
    shares assuming-dilution                        4,995,285       4,506,858       4,335,044


See accompanying notes to consolidated financial statements.





                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity

                                                                            Accumulated
                                                              Additional       Other
                                   Class          Class        Paid-in     Comprehensive     Retained     Treasury
                                     A              C          Capital         Income        Earnings       Stock             Total
                                 --------        -------      ---------     -------------    --------       -----             -----
Balance at January 1, 2000       $9,727,462    $1,111,070    $10,015,942       $665,691     $7,516,640    $(2,547,112)  $26,489,693
                               ------------    ----------    -----------   ------------    ------------    ------------ -----------

Comprehensive income:
  Net earnings                         --          --              --              --          895,729           --         895,729
  Unrealized gain on securities        --          --              --           171,060          --              --         171,060

Total comprehensive income             --          --              --              --            --              --       1,066,789
                                                                                                                       ------------
Stock dividends                     486,786        55,503         38,774           --         (581,063)          --           --
Conversion Class C to Class A         1,014        (1,012)            (2)          --            --              --           --
Purchase of treasury stock             --            --            --              --            --          (815,121)     (815,121)
                               ------------    ----------     -----------   ------------   ------------    ------------  ----------

Balance at December 31, 2000    $10,215,262    $1,165,561    $10,054,714       $836,751     $7,831,306    $(3,362,233)  $26,741,361
                               ------------    ----------    -----------    -----------    ------------    ------------ -----------

Comprehensive income:
  Net earnings                 $      --       $     --       $    --        $    --        $2,840,780    $      --      $2,840,780

  Unrealized gain on securities       --             --            --          387,179           --              --         387,179

Total comprehensive income            --             --            --             --             --              --       3,227,959
                                                                                                                       ------------
Stock dividends                     510,826        58,221        113,809          --          (682,856)          --           --
Conversion Class C to Class A         1,094        (1,096)         --             --             --              --              (2)
                               ------------    ----------    -----------   ------------    ------------    ------------ -----------

Balance at December 31, 2001    $10,727,182    $1,222,686    $10,168,523    $1,223,930      $9,989,230     $(3,362,233) $29,969,318
                               ------------    ----------    -----------    ----------    ------------    ------------  -----------

Comprehensive income:
  Net earnings                $       --       $     --      $    --    $        --         $3,991,280  $       --      $3,991,280
  Unrealized gain on securities       --             --           --           (32,067)         --              --         (32,067)
                                                                                                                      ------------
Total comprehensive income            --             --           --             --             --              --       3,959,213
                                                                                                                      ------------
Stock dividends                     552,024        58,883         --             --           (610,907)         --              --
Conversion Class C to Class A        45,036       (45,036)        --             --              --             --              --
Exercise of stock options           264,742          --        1,112,319         --         (1,377,061)         --              --
Sale of treasury stock                --             --           --             --             --            584,880       584,880
                               ------------    ----------    -----------    ----------    ------------    ------------  -----------

Balance at December 31, 2002    $11,588,984    $1,236,533    $11,280,842    $1,191,863     $11,992,542     $(2,777,353) $34,513,411
                               ============    ===========   ============   ==========     ===========     ===========  ===========

See accompanying notes to consolidated financial statements






                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                               2002             2001            2000
                                                                               ----             ----            ----
Cash flows from operating activities:
     Net earnings                                                           $3,991,280      $2,840,780        $895,729
     Adjustments to reconcile net earnings
       to net cash provided by (used in) operating activities:
          Realized gains on investments and other assets                    (1,020,820)        (10,428)       (423,805)
          Depreciation                                                       1,553,399       1,350,372       1,202,158
          Provision for losses on real estate
            accounts and loans receivable                                       96,520         793,194         219,269
          Amortization of goodwill, premiums, and discounts                    121,329         197,793         214,355
          Provision for deferred income taxes                                  970,139         522,047         259,952
          Policy and pre-need acquisition costs deferred                    (4,462,624)     (3,834,432)     (5,365,417)
          Policy and pre-need acquisition costs amortized                    3,256,076       3,045,996       2,320,710
          Cost of insurance acquired amortized                                 737,317         824,162         868,042
     Change in assets and liabilities net of effects from purchases and disposals of subsidiaries:
          Land and improvements held for sale                                  626,688         139,075          37,164
          Future life and other benefits                                     5,349,152       5,734,205       7,023,493
          Receivables for mortgage loans sold                              (38,760,032)    (24,786,179)      2,185,751
          Other operating assets and liabilities                               578,750       2,400,265       1,028,892
                                                                          ------------    ------------    ------------
              Net cash provided by (used in) operating activities          (26,962,826)    (10,783,150)     10,466,293
                                                                          ------------    ------------    ------------
Cash flows from investing activities:
     Securities held to maturity:
          Purchase - fixed maturity securities                              (4,147,878)       (402,995)     (4,801,309)
          Calls and maturities - fixed maturity securities                   8,025,610      12,086,818       5,137,323
     Securities available for sale:
          Purchases - equity securities                                       (327,726)             --        (418,365)
          Sales - equity securities                                          3,303,095       2,826,094       4,797,396
     Purchases of short-term investments                                   (13,819,476)    (14,301,717)     (7,523,432)
     Sales of short-term investments                                         9,937,642      13,876,000       7,785,815
     Purchases of restricted assets                                            (56,899)       (497,617)       (604,345)
     Mortgage, policy, and other loans made                                (10,129,993)     (3,114,060)     (3,016,125)
     Payments received for mortgage, policy, and other loans                 4,939,374       5,626,747       4,782,778
     Purchases of property, plant, and equipment                            (1,348,752)     (1,006,824)     (1,719,120)
     Disposal of property and equipment                                             --              --         625,507
     Purchases of real estate                                               (3,153,299)       (784,677)     (1,329,347)
     Sale of real estate                                                     2,825,666         195,562              --
     Cash received in assumed reinsurance                                   55,827,793              --              --
                                                                          ------------    ------------    ------------
          Net cash provided by investing activities                         51,875,157      14,503,331       3,716,776
                                                                          ------------    ------------    ------------








See accompanying notes to the consolidated financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (Continued)


                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                       2002              2001               2000
                                                                       ----              ----               ----
Cash flows from financing activities:
     Annuity and pre-need contract receipts                            7,635,422       9,707,844       8,714,642
     Annuity and pre-need contract withdrawals                       (10,866,398)    (13,997,537)    (13,935,567)
     Repayment of bank loans and notes and contracts payable          (1,824,440)     (2,698,272)     (1,652,036)
     Proceeds from borrowings on bank loans and notes and
          contracts payable                                            9,000,000         750,000       1,044,202
     Sale (purchase) of treasury stock                                   584,880              --        (815,121)
     Net change in line of credit for financing of mortgage loans             --              --      (8,687,023)
                                                                    ------------    ------------    ------------
     Net cash provided by (used in) financing activities               4,529,464      (6,237,965)    (15,330,903)
                                                                    ------------    ------------    ------------
Net change in cash                                                    29,441,795      (2,517,784)     (1,147,834)
Cash at beginning of year                                              8,757,246      11,275,030      12,422,864
                                                                    ------------    ------------    ------------
Cash at end of year                                                  $38,199,041      $8,757,246     $11,275,030
                                                                    ============    ============    ============


Supplemental Schedule of Cash Flow Information:

The following information shows the non-cash items in connection with the assumption of reinsurance from Acadian Life Insurance Company on December 23, 2002:

     Liabilities assumed                        $74,199,194
     Less non-cash items:
          Cost of insurance acquired             (9,106,309)
          Bonds received                         (9,032,818)
          Policy loans received                     (82,126)
          Premiums due and unpaid                  (150,148)
                                               ------------
     Cash received                              $55,827,793
                                                ===========



















See accompanying notes to the consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000



1)  Significant Accounting Principles

General Overview of Business

Security National Financial Corporation and its wholly owned subsidiaries (the "Company") operates in three main business segments; life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the intermountain west, California, Florida, Mississippi, Oklahoma and Texas. The cemetery and mortuary segment of the Company consists of five cemeteries in Utah, one cemetery in California, eight mortuaries in Utah and five mortuaries in Arizona. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in California, Colorado, Florida, Utah, Arizona and Texas.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


1)  Significant Accounting Principles (Continued)
    ----------------------------------

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company. The Company's subsidiaries at December 31, 2002, are as follows:

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


1)  Significant Accounting Principles (Continued)
    ---------------------------------

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

On December 23, 2002, the Company, through its wholly-owned subsidiary Security National Life Insurance Company completed the asset purchase transaction with Acadian Life Insurance Company ("Acadian") from which it acquired from Acadian $75,000,000 in assets and $75,000,000 in statutory insurance reserves. Security National Life paid a ceding commission of $10,254,803. On January 1, 2003, Security National entered into an assumption agreement in which Acadian transferred and assigned to Security National Life all of its right, title and interest in the reinsured policies and Security National Life took over the operations of this block of business. The assets and liabilities acquired have been included in the Company's consolidated balance sheet as of December 31, 2002. Since the Company did not take over the operations from Acadian until January 1, 2003, nothing was included in the consolidated statement of earnings.

The unaudited consolidated pro forma results of operations assuming consummation of the purchase as of January 1, 2001 are summarized as follows:

                                                 Pro Forma
                                       2002                    2001
                                       ----                    ----
                                  (In thousands except earnings per share)

Total revenues                       $109,678                $90,518
Net earnings                            5,397                  3,543
Earnings per share                       1.12                    .77

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


1)  Significant Accounting Principles (Continued)
    ---------------------------------

Real estate - at cost, less accumulated depreciation provided on a straight-line basis over the estimated useful lives of the properties, and net of allowance for impairment in value, if any.

Policy, student, and other loans - at the aggregate unpaid balances, less allowances for possible losses.

Short-term investments at cost - consists of certificates of deposit and commercial paper with maturities of up to one year.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


1)  Significant Accounting Principles (Continued)
    ---------------------------------

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

Future Life, Annuity and Other Policy Benefits

Future policy benefit reserves for traditional life insurance are computed using a net level method, including assumptions as to investment yields, mortality, morbidity, withdrawals, and other assumptions based on the life insurance subsidiaries experience, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations. Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity. The range of assumed interest rates for all traditional life insurance policy reserves was 4.5% to 10%. Benefit reserves for traditional limited-payment life insurance policies include the deferred portion of the premiums received during the premium-paying period. Deferred premiums are recognized as income over the life of the policies. Policy benefit claims are charged to expense in the period the claims are incurred.

Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for interest-sensitive insurance products ranged from 4% to 6.5%.

Participating Insurance

Participating business constitutes 2%, 2%, and 2% of insurance in force for 2002, 2001 and 2000, respectively. The provision for policyholders' dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


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

Prearranged funeral and pre-need cemetery customer obtaining costs - costs incurred related to obtaining new pre-need cemetery and prearranged funeral business are accounted for under the guidance of the provisions of Statement of Financial Accounting Standards No. 60 "Accounting and Reporting by Insurance Enterprises" (FAS No. 60). Obtaining costs, which include only costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral business, are deferred until the merchandise is delivered or services are performed.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


1)  Significant Accounting Principles (Continued)
    ---------------------------------

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

Substantially all loans are sold to third party investors and the Company does not retain servicing rights. The amounts sold to investors are shown on the balance sheet as due from sale of loans, and are shown on the basis of the amount of fees due from the investors. Any impairment to sold loans or possible loan losses are included in a separate provision for loan losses. At December 31, 2002 and 2001 the provision for loan losses was $906,000 and $509,000, respectively.

Excess of Cost Over Net Assets of Acquired Businesses

Previous acquisitions have been accounted for as purchases under which assets acquired and liabilities assumed were recorded at the fair values. The Company periodically evaluates the recoverability of amounts recorded. In accordance with FAS 142 the Company no longer amortizes excess of cost over net assets of acquired business ("goodwill"). Pro forma information related to the amortization of goodwill has not been presented since it is not material.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


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

The Company has two fixed option plans (the "1993 Plan" and the "2000 Plan"). In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans. Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net income would have been reduced by approximately $533,520, $3,143, and $0 in 2002, 2001, and 2000, respectively. As a result, basic and diluted earnings per share would have been reduced by $.07, $0, and $0 in 2002, 2001 and 2000, respectively.

The weighted average fair value of each option granted in 2002 under the 1993 Plan is estimated at $2.88 as of the grant date using the Black Scholes option-pricing model with the following assumptions: dividend yield of 5%, volatility of 74%, risk-free interest rate of 3.8%, and an expected life of five to ten years.

The weighted average fair value of options granted in 2001 under the 1993 Plan and the 2000 Plan is estimated at $1.25 as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 31.8%, risk-free interest rate of 5.14%, and an expected life of five to ten years.

The weighted average fair value of options granted in 2000 under the 1993 Plan and the 2000 Plan is estimated at $1.50 as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 30.8%, risk-free interest rate of 6.6%, and an expected life of five to ten years.

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, amortization of goodwill is precluded, however, its recoverability must be periodically (at least annually) reviewed and tested for

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


1)       Significant Accounting Principles (Continued)
         ---------------------------------

impairment. Goodwill must be tested at the reporting unit level for impairment in the year of adoption, including an initial test performed within six months of adoption. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months of adoption. SFAS No. 142 also requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. The adoption of SFAS No. 142 did not have a material impact on the Company's financial condition or results of operations. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations. In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under historical guidance, all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds that guidance and requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases" for the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 requires that those lease modifications be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Adoption of the provisions of SFAS No. 145 related to SFAS No. 13 did not have a material impact on the Company's financial condition or results of operations. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS No. 146 and Issue 94-3 is that SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. Based upon a preliminary review, adoption of SFAS No. 146 would not have a material impact on the Company's financial condition or results of operations.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


1)  Significant Accounting Principles (Continued)
    ---------------------------------

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Based upon a preliminary review, adoption of FIN 45 would not have a material impact on the Company's financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure and Amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of that Statement. Under the prospective method stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date. Since the Company does not intend to voluntarily adopt the fair value presentation for FASB 123, adoption of SFAS 148 would not have a material effect on the financial condition or results of operations of the Company. However, pro forma disclosures by SFAS 148 will be included in the Company's future interim financial statements when necessary.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires an enterprise to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity (VIE). The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a VIE is a strong indication that an enterprise has one or both of the characteristics that would require consolidation of the VIE.

FIN 46 is effective for new VIE's established subsequent to January 31, 2003 and for existing VIE's as of July 1, 2003. Based upon a preliminary review, the adoption of FIN 46 would not have a material impact on the Company's financial condition or results of operations as there were no material VIE's identified which would require consolidation. FIN 46 further requires the disclosure of certain information related to VIE's in which the Company holds a significant variable interest. The Company does not believe that it owns any such interests that require disclosure at this time.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


2)  Investments
    ------------

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale are summarized as follows:

                                                                 Gross           Gross       Estimated
                                                  Amortized   Unrealized      Unrealized       Fair
                                                    Cost          Gains          Losses        Value
                                                  --------     ---------      ----------     ---------

December  31,  2002:
-------------------

Fixed maturity  securities  held to maturity:
  Bonds:
    U.S.  Treasury  securities
     and obligations  of U.S
     Government  agencies                       $  2,835,420     $ 214,146      $ (1,964)    $3,047,602

     Obligations of states and
           political subdivisions                    188,303        21,805          (725)       209,383

     Corporate securities including
           public utilities                       21,106,651       806,023      (254,369)    21,658,305

     Mortgage-backed securities                    8,856,718       125,310            --      8,982,028

   Redeemable preferred stock                         28,005         8,775        (7,047)        29,733
                                                 -----------   -----------    -----------   -----------

     Total fixed maturity
     securities held to maturity                 $33,015,097    $1,176,059     $(264,105)   $33,927,051
                                                 ===========   ===========    ===========   ===========

Securities available for sale:
   Bonds
     U.S. Treasury securities
           and  obligations of U.S.
           Government agencies                      $594,439 $     103,697     $   --         $698,136

     Corporate securities including
           public utilities                       16,558,784     1,258,023         --        17,816,807

   Non-redeemable preferred stock                     56,031        33,810        (7,256)        82,585

   Common stock                                    1,873,509     1,281,528      (595,529)     2,559,508
                                                 -----------   -----------    -----------   -----------
           Total securities available for sale   $19,082,763    $2,677,058     $(602,785)   $21,157,036
                                                 ===========   ===========    ===========   ===========




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


2)       Investments (Continued)
         -----------------------

                                                                          Gross            Gross    Estimated
                                                          Amortized    Unrealized       Unrealized    Fair
                                                            Cost          Gains           Losses      Value
                                                          --------      ---------       ----------   ---------
December 31, 2001:
-----------------
Fixed maturity securities held to maturity:
   Bonds:
     U.S. Treasury securities and obligations
           of U.S. Government agencies                   $4,212,280      $227,446       $    --     $4,439,726

     Obligations of states and political subdivisions       180,660        12,507        (7,684)       185,484

     Corporate securities including public utilities     19,206,038       736,038      (168,158)    19,773,918

     Mortgage-backed securities                           4,172,926        98,203          (578)     4,270,550

   Redeemable preferred stock                                28,005         7,350        (7,047)        28,308
                                                        -----------   -----------   -----------    -----------

           Total fixed maturity securities
            held to maturity                            $27,799,909    $1,081,544     $(183,467)   $28,697,986
                                                        ===========   ===========   ===========    ===========

Securities available for sale:
   Bonds
     U.S. Treasury securities and obligations
           of U.S. Government agencies                     $594,568       $58,415      $     --       $652,983

     Corporate securities including public utilities     19,971,265       846,481            --     20,817,746

   Non-redeemable preferred stock                            56,031        32,150        (6,931)        81,250

   Common stock                                           1,549,949     1,523,382      (513,032)     2,560,299
                                                        -----------   -----------   -----------    -----------
           Total securities available for sale          $22,171,813    $2,460,428     $(519,963)   $24,112,278
                                                        ===========   ===========   ===========    ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


2)   Investments (Continued)
     -----------------------

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

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                               Amortized   Estimated Fair
Held to Maturity:                Cost          Value
                              ----------   --------------

Due in 2003                   $8,026,827    $8,166,873
Due in 2004 through 2007       8,077,359     8,578,724
Due in 2008 through 2012 `     7,048,229     7,150,450
Due after 2012                   977,959     1,019,243
Mortgage-backed securities     8,856,718     8,982,028
Redeemable preferred stock        28,005        29,733
                             -----------   -----------
                             $33,015,097   $33,927,051
                             ===========   ===========

                               Amortized Estimated Fair
Available for Sale:              Cost        Value
                              ----------   ---------

Due in 2003                   $3,852,677    $3,969,924
Due in 2004 through 2007       9,973,676    10,829,215
Due in 2008 through 2012       3,229,099     3,598,364
Due after 2012                    97,771       117,440
Mortgage-backed securities            --            --
                             -----------   -----------
                             $17,153,223   $18,514,943
                             ===========   ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


2)  Investments (Continued)
    -----------------------

The Company's realized gains and losses in investments are summarized as follows:

                                               2002         2001        2000
                                               ----         ----        ----
Fixed maturity securities held to maturity:
Gross realized gains                          $37,172      $20,228     $3,125
Gross realized losses                            (557)        (565)       (53)

Securities available for sale:
Gross realized gains                              354            6    884,199
Gross realized losses                          (1,424)        (111)  (463,466)
Other assets                                  985,275       (9,130)     --
                                          -----------     --------   --------
        Total                              $1,020,820      $10,428   $423,805
                                          ===========     ========   ========

Generally gains and losses from held to maturity securities are a result of early calls and related amortization of premiums or discounts.

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 7% to 15%, maturity dates range from one to 29 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential and commercial loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. The Company has 68% of its mortgage loans in the state of Utah.

Investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available for sale securities) at December 31, 2002, other than investments issued or guaranteed by the United States Government, are as follows:

                                 Carrying Amount
        Dean Witter Discover                                   $4,457,852
        Philip Morris, Inc.                                    $5,834,031

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


Major categories of net investment income are as follows:

                                     2002            2001            2000
                                     ----            ----            ----
Fixed maturity  securities        $3,228,042      $3,776,132      $4,629,916
Equity securities                     53,889          49,281         235,491
Mortgage loans on real estate      1,350,882       1,570,478       1,735,590
Real estate                        1,501,534       1,548,507       1,507,239
Policy loans                         663,554         630,352         641,272
Short-term investments               189,894         379,562         402,350
Other                              6,501,763       5,973,092       3,962,362
                                ------------    ------------    ------------
  Gross investment income         13,489,558      13,927,404      13,114,220
Investment expenses                 (950,128)       (980,905)       (978,148)
                                ------------    ------------    ------------
Net investment income            $12,539,430     $12,946,499     $12,136,072
                                ============    ============    ============


Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of approximately $924,000, $872,000 and $717,000 for 2002, 2001, and 2000, respectively.

Investment expenses consist primarily of depreciation, property taxes and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $7,819,262 at December 31, 2002 and $8,829,559 at December 31, 2001.

3)  Cost of Insurance Acquired

Information with regard to cost of insurance acquired is as follows:

                               2002           2001            2000
                               ----           ----            ----
Balance at
  beginning of year        $7,615,348      $8,729,264      $9,597,306
Cost of insurance
  acquired                  9,106,309        (289,754)             --

Imputed interest at 7%        507,268         572,061         641,325
Amortization               (1,244,585)     (1,396,223)     (1,509,367)
                         ------------    ------------    ------------
Net amortization
  charged to income          (737,317)       (824,162)       (868,042)
                         ------------    ------------    ------------
Balance at end
  of year                 $15,984,340      $7,615,348      $8,729,264
                         ============    ============    ============

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $1,281,286, $1,177,041, $1,081,769, $983,719, and
$915,240 for the years 2003 through 2007. Actual amortization may vary based on changes in assumptions or experience.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


4) Property, Plant and Equipment

The cost of property, plant and equipment is summarized below:

                                        December 31,
                                        ------------
                                     2002            2001
                                     ----            ----
Land and Buildings               $11,098,907     $10,930,790
Furniture and equipment            8,725,925       7,557,210
                                ------------    ------------
                                  19,824,832      18,488,000
Less accumulated depreciation     (8,903,197)     (7,685,613)
                                ------------    ------------
     Total                       $10,921,635     $10,802,387
                                ============    ============

5)   Bank Loans Payable and Lines of Credit

Bank loans payable are summarized as follows:
                                                                                       December 31,
                                                                                       ------------
                                                                                  2002              2001
                                                                                  ----              ----
6.59% note payable in monthly installments of $34,680 including principal and interest, collateralized by 15,000
    shares of Security National Life stock,  due December 2004.                 $727,524          $1,101,543

10% note payable in monthly installments of $8,444 including principal and interest, collateralized by real property,
    which book value is approximately $982,000, due January 2013.                645,124             680,020

One-year treasury constant maturity plus 2.75% (8.03%
    at December 31, 2001) note payable in monthly installments of $6,000, including principal and interest, collateralized by real property, which book value is approximately
    $332,000, paid in full October 2002.                                           --                 48,971

6.93% note payable in monthly installments of $20,836, including principal and interest, collateralized by real property, which
    book value is approximately $952,537, due November 2007.                    1,472,560           1,590,487

$4,171,803 revolving line of credit at 6.15% interest payable monthly and a reduction in principal due in semi-annual
    installments collateralized by 15,000 shares of Security
    National Life Insurance Company stock, due December 2005.                   3,144,673           3,703,767

Bank prime rate plus 1/2% (4.75% at December 31, 2002) note
    payable in monthly installments of $7,235 including principal and interest, collateralized by real property, which book
    value is approximately $771,061, due August 2004.                             150,564             235,450


                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


5)   Bank Loans Payable and Lines of Credit (Continued)
     ---------------------------------------
                                                                                     December 31,
                                                                                     ------------
                                                                               2002                2001
                                                                               ----                ----
Bank prime rate less 1.35% (3.40% at December 31, 2002) note payable in monthly installments of $2,736 including
    principal and interest, collateralized by 15,000 shares of
    Security National Life Insurance Company stock, due
    December 2005.                                                                128,738            156,549

7.35% note payable in monthly installments of $14,975 including principal and interest collateralized by 15,000 shares of
    Security National Life Insurance Company stock,
    due December 2006.                                                            610,170            750,000

Bank prime rate less .28% (4.22% at December 31, 2002) Note
    payable interest only to July 1, 2003, thereafter interest plus monthly principal payments of $116,883, collateralized by 15,000 shares of Security National Life
    Insurance Company Stock, due January 2010.                                  9,000,000                --

Other collateralized bank loans payable                                           233,874            195,113
                                                                          ---------------          ---------
  Total bank loans                                                             16,113,227          8,461,900

Less current installments                                                       2,282,575          1,677,683
                                                                           --------------         ----------
  Bank loans, excluding
  current installments                                                       $ 13,830,652        $ 6,784,217
                                                                             ============        ===========

In addition to the lines of credit described above, the Company has line of credit agreements with banks for $2,000,000 and $5,000,000, of which none were outstanding at December 31, 2002 or 2001. The lines of credit are for general operating purposes. The $2,000,000 line of credit bears interest at the bank's prime rate and must be repaid every 30 days. The $5,000,000 line of credit bears interest at a variable rate with interest payable monthly and is collateralized by student loans equaling 115% of the unpaid principal balance.

See Note 6 for summary of maturities in subsequent years.

6)  Notes and Contracts Payable

Notes and contracts payable are summarized as follows:
                                                                                       December 31,
                                                                                       ------------
                                                                                   2002        2001
                                                                                   ----        ----
Due to former stockholders of Deseret Memorial, Inc. resulting from the acquisition of such entity. Amount represents the present value discounted at
  8% of monthly annuity payments ranging from $4,600 to $5,000 plus an index adjustment in the 7th through the
  12th years, due September 2011.                                                $574,526     $604,265



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000

6)       Notes and Contracts Payable (Continued)
         ----------------------------

                                                                                         December 31,
                                                                                         ------------
                                                                                   2002           2001
                                                                                   ----           ----
Due to former stockholders of Greer Wilson resulting from
  the acquisition of such entity. Amount represents the present value discounted at 10% of monthly annuity
  payments of $7,000, due March 2005.                                             168,621        232,259

Due to former stockholders of Civil Service Employees Life
  Insurance Company resulting from the acquisition of such
  entity. 7% note payable in seven annualinstallments with
  principal payments of $151,857, paid in full December 2002.                            --      151,857

Due to former stockholders of Crystal Rose Funeral Home
  resulting from the acquisition of such entity. Amount
  represents the present value discounted at 9% of monthly annuity
  payments of $2,675 due February 2007.                                             5,296         35,420

9% note payable in monthly installments of $10,000 including principal and interest collateralized by real property,
  which book value is approximately $2,908,000, due July 2008.                    534,111         602,653

Due to Memorial Estates Endowment Care Trust Fund for the
  remodel of the Cottonwood Funeral Home. 6% note payable
  in monthly installments of $5,339 including principal and
  interest collateralized by the Funeral Home, which book value
  is approximately $881,631 due March 2030.                                       951,807         861,748

Due to former shareholders of Southern Security Life Insurance
  Company resulting from the acquisition of such entity.
  6.5% note payable in five annual installments with principal
  payments of $158,840 due April 2005                                            476,520          635,361


                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000

6)  Notes and Contracts Payable (Continued)
    ----------------------------

                                                                                         December 31,
                                                                                         ------------
                                                                                   2002              2001
                                                                                   ----              ----

Other notes payable                                                                449,128          512,213
                                                                                 ---------       ----------
Total notes and contracts payable                                                3,160,009        3,635,776
Less current installments                                                          447,569          600,894
                                                                                 ---------       ----------

Notes and contracts, excluding
current installments                                                            $2,712,440       $3,034,882
                                                                                ==========       ==========

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

            2003                    $2,730,144
            2004                     3,801,840
            2005                     3,325,101
            2006                     2,145,441
            2007                     1,929,913
      Thereafter                     5,340,797
                                  ------------
           Total                  $19,273,236
                                  ===========

Interest paid approximated interest expense in 2002, 2001 and 2000.

7)  Cemetery and Mortuary Endowment Care and Pre-need Merchandise Funds
    -------------------------------------------------------------------

-The Company owns and operates several endowment care cemeteries, for which it has established and maintains an endowment care fund. The Company records a liability to the fund for each space sold at current statutory rates. The Company is not required to transfer assets to the fund until the spaces are fully paid for. As of December 31, 2001 the Company had transferred $5,586 in excess of the required contribution to the fund, and as of December 31, 2002, the Company owed the fund $73,151.

The Company has established and maintains certain restricted asset accounts to provide for future merchandise obligations incurred in connection with its pre-need sales. Such amounts are reported as restricted assets of cemeteries and mortuaries in the accompanying consolidated balance sheet.

Assets in the restricted asset account are summarized as follows:

                                          December 31,
                                          ------------
                                      2002         2001
                                      ----         ----
Cash and cash equivalents           $378,388     $475,712
Mutual funds                         188,732      188,732
Fixed maturity securities            301,928      348,737
Equity securities                     77,778       77,778
Participation in mortgage loans
 with Security National Life       4,352,214    4,214,781
Time certificate of deposit           33,696       33,696
                                  ----------   ----------
   Total                          $5,332,736   $5,339,436
                                  ==========   ==========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


8)  Income Taxes

The Company's income tax liability at December 31 is summarized as follows:

                   December 31,
                   ------------
                2002          2001
                ----          ----
Current        $45,702      $(86,569)
Deferred     8,058,180     6,961,166
           -----------   -----------
Total       $8,103,882    $6,874,597
           ===========   ===========


Significant components of the Company's deferred tax assets and liabilities at December 31 are approximately as follows:

                                                2002            2001
                                                ----            ----
Assets
Future policy benefits                      $(1,849,395)    $(1,727,742)
Unearned premium                             (1,717,492)     (1,829,505)
Difference between book
   and tax basis of bonds                       (34,178)        (43,176)
Net operating loss carryforwards
 expiring in the years 2003 through 2011     (1,132,874)        (84,350)
Other                                          (575,788)       (631,375)
                                           ------------    ------------
Total deferred tax assets                    (5,309,727)     (4,316,148)
                                           ------------    ------------

Liabilities
Deferred policy acquisition costs             5,235,909       5,140,228
Cost of insurance acquired                    2,643,596       1,553,301
Installment sales                             1,997,256       1,838,465
Depreciation                                    883,667         643,243
Trusts                                        1,184,382       1,162,077
Tax on unrealized appreciation                  644,148         583,213
Other                                           778,949         356,789
                                           ------------    ------------
Total deferred tax liabilities               13,367,907      11,277,316
                                           ------------    ------------
Net deferred tax liability                   $8,058,180      $6,961,166
                                           ============    ============


The Company paid $462,983, $564,327 and $94,365 in income taxes for 2002, 2001 and 2000, respectively. The Company's income tax expense (benefit) is summarized as follows:

               2002         2001          2000
               ----         ----          ----
Current      $595,254     $391,492      $44,688
Deferred      970,139      522,047      259,952
           ----------   ----------   ----------
Total      $1,565,393     $913,539     $304,640
           ==========   ==========   ==========

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


8)  Income Taxes (Continued)
    -------------

                                          2002          2001            2000
                                          ----          ----            ----
Computed expense at statutory rate    $1,883,255     $1,282,517       $423,682
Special deductions allowed
   small life insurance companies       (315,923)      (356,734)       (68,769)
Dividends received deduction                (737)        (6,405)       (24,418)
Minority interest taxes                    7,429         (7,466)       (19,222)
Other, net                                (8,631)         1,627         (6,633)
                                     -----------    -----------    -----------
   Tax expense                        $1,565,393       $913,539       $304,640
                                     ===========    ===========    ===========

A portion of the life insurance income earned prior to 1984 was not subject to current taxation but was accumulated for tax purposes, in a "policyholders' surplus account." Under provisions of the Internal Revenue Code, the policyholders' surplus account was frozen at its December 31, 1983 balance and will be taxed generally only when distributed. As of December 31, 2002, the policyholders' surplus accounts approximated $4,500,000. Management does not intend to take actions nor does management expect any events to occur that would cause federal income taxes to become payable on that amount. However, if such taxes were accrued, the amount of taxes payable would be approximately $1,500,000.

The insurance companies have remaining loss carry forwards of approximately $8,300,000, approximately $286,000 of which is subject to an annual limitation of approximately $300,000.

9)       Reinsurance, Commitments and Contingencies

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $30,000 to $75,000 at December 31, 2002 and 2001. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to $1,174,604,000 at December 31, 2002 and $838,421,000 at December 31, 2001.

As part of the acquisition of Southern Security, the Company has a co-insurance agreement with The Mega Life and Health Insurance Company ("MEGA"). On December 31, 1992 Southern Security ceded to MEGA 18% of all universal life policies in force at that date. MEGA is entitled to 18% of all future premiums, claims, policyholder loans and surrenders relating to the ceded policies. In addition, Southern Security receives certain commission and mortgage loans originated and sold to unaffiliated investors are sold subject to certain recourse provisions.

The Company is a defendant in various other legal actions arising from the normal conduct of business. Management believes that none of the actions will have a material effect on the Company's financial position or results of operations.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


10)   Retirement Plans

The Company and its subsidiaries have a noncontributory Employee Stock Ownership Plan (ESOP) for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,040 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors. The Company's contributions are allocated to eligible employees based on the ratio of each eligible employee's compensation to total compensation for all eligible employees during each year. ESOP contribution expense totaled $99,612, $191,557, and $0 for 2002, 2001, and 2000, respectively. At December 31, 2002 the ESOP held 507,490 shares of Class A and 1,408,653 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has a 401(k) savings plan covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions up to the lesser of 15% of total annual compensation or the statutory limits. The Company may match up to 50% of each employee's investment in Company stock, up to 1/2% of the employee's total annual compensation. The Company's match will be Company stock and the amount of the match will be at the discretion of the Company's Board of Directors. The Company's matching 401(k) contributions for 2002, 2001, and 2000 were $7,975, $18,458, and $0 respectively. Also, the Company may contribute at the discretion of the Company's Board of Directors an Employer Profit Sharing Contribution to the 401(k) savings plan. The Employer Profit Sharing Contribution shall be divided among three different classes of participants in the plan based upon the participant's title in the Company. The Company contributions for 2002, 2001 and 2000 were $142,218, $260,350, and $0, respectively. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee.

In 2001, the Company's Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company's Board of Directors. The
Company's   contribution   for  2002  and  2001  was  $100,577   and   $220,038,
respectively.

The Company has Deferred Compensation Agreements with its Chief Executive Officer and its past Senior Vice President. The Deferred Compensation is payable on the retirement or death of these individuals either in monthly installments (120 months) or in a lump sum settlement, if approved by the Board of Directors. The amount payable

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


10)   Retirement Plans (Continued)
      -----------------

is $60,000 per year with cost of living adjustments each anniversary. The Compensation Agreements also provides that any remaining balance will be payable to their heirs in the event of their death. In addition the Agreement provides that the Company will pay the Group Health coverages for these individuals and/or their spouses. In 2002 the Company increased its liability for these future obligations by $31,000. The current balance as of December 31, 2002 is $702,000.

11)  Capital Stock

The following table summarizes the activity in shares of capital stock for the three-year period ended December 31, 2002:

                                      Class A     Class C
                                   ----------   ----------
Balance at January 1, 2000          4,863,731    5,555,350

Stock Dividends                       243,393      277,515
Conversion of Class C to Class A          507       (5,060)
                                   ----------   ----------

Balance at December 31, 2000        5,107,631    5,827,805

Stock Dividends                       255,413      291,104
Conversion of Class C to Class A          547       (5,479)
                                   ----------   ----------

Balance at December 31, 2001        5,363,591    6,113,430

Exercise of stock options             132,371           --
Stock Dividends                       276,012      294,419
Conversion of Class C to Class A       22,518     (225,180)
                                   ----------   ----------

Balance at December 31, 2002        5,794,492    6,182,669
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

Stockholders of both classes of common stock have received 5% stock dividends in the years 1989 through 2002, as authorized by the Company's Board of Directors.

The Company has Class B Common Stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B Common Stock.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000



11)  Capital Stock (Continued)
     -------------

In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                             2002         2001          2000
                                             ----         ----          ----
Numerator:
   Net income                             $3,991,280   $2,840,780     $895,729
                                          ==========   ==========   ==========

Denominator:
   Denominator for basic earnings
    per share-weighted-average
     shares                                4,823,914    4,506,476    4,317,779

   Effect of dilutive securities:
     Employee stock options                  169,543          382       17,265
     Stock appreciation rights                 1,828           --           --
                                          ----------   ----------   ----------

   Dilutive potential common shares          171,371          382       17,265
                                          ----------   ----------   ----------

   Denominator for diluted earnings per
     share-adjusted weighted-average
     shares and assumed conversions        4,995,285    4,506,858    4,335,044
                                          ==========   ==========   ==========
   Basic earnings per share                     $.83         $.63         $.21
                                          ==========   ==========   ==========
   Diluted earnings per share                   $.80         $.63         $.21
                                          ==========   ==========   ==========

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


12)  Deferred Compensation Plans (Continued)
     ---------------------------

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

Activity of the 1987 Plan is summarized as follows:

                                       Number        Option
                                      of Shares       Price
Outstanding at January 1, 2000        171,329    $3.89 - $4.28

   Dividend                             8,566
   Exercised                               --
                                     --------

Outstanding at December 31, 2000      179,895    $3.70 - $4.07
                                     --------

   Dividend                             8,995
   Exercised                               --
                                     -------

Outstanding at December 31, 2001      188,890    $3.53 - $3.88
                                     --------

   Dividend                               576
   Exercised                         (119,974)
   Expired                            (58,773)
                                    ---------

Outstanding at December 31, 2002       10,719             $3.36
                                    =========

Exercisable at end of year             10,719             $3.36
                                    =========

Available options for future grant
   1987 Stock Incentive Plan            --
                                    =========

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


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

On November 7, 1996, the Company amended the Plan as follows: (i) to increase the number of shares of Class A Common Stock reserved for issuance under the plan from 300,000 Class A shares to 600,000 Class A shares; and (ii) to provide that the stock subject to options, awards and purchases may include Class C common stock.

On October 14, 1999, the Company amended the 1993 Plan to increase the number of shares of Class A Common Stock reserved for issuance under the plan from 746,126 Class A shares to 1,046,126 Class A shares.

Activity of the 1993 Plan is summarized as follows:

                                      Number of
                                       Shares     Option Price
                                     ----------  -------------
Outstanding at January 1, 2000        519,998    $2.22 - $3.96
   Dividend                            27,313
   Granted                             26,000
                                     --------

Outstanding at December 31, 2000      573,311    $2.12 - $3.77
   Dividend                            36,765
   Granted                            172,500
   Expired                            (10,513)
                                    ---------

Outstanding at December 31, 2001      772,063    $2.02 - $3.59
   Dividend                            21,077
   Granted                            185,250
   Expired                           (190,018)
   Exercised                         (283,703)
                                     --------

Outstanding at December 31, 2002      504,669    $2.02 - $4.46
                                    =========

Exercisable at end of year            358,588    $2.02 - $4.46
                                    =========
Available options for future grant
   1993 Stock Incentive Plan          388,361
                                    =========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000

12)  Deferred Compensation Plans (Continued)
     ---------------------------

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

Activity of the 2000 Plan is summarized as follows:

                                            Number                  Option
                                           of Shares                 Price
Outstanding at
December 31, 1999                              0
   Dividend                                  200
   Granted                                 4,000
                                         -------

Outstanding at
December 31, 2000                          4,200                $2.14
   Dividend                                  410
   Granted                                 4,000
                                         -------

Outstanding at
December 31, 2001                          8,610                $2.04 - $2.43
                                         -------

   Dividend                                  631
   Granted                                 4,000
                                         -------

Outstanding at
December 31, 2002                         13,241                $1.94 - $2.86
                                          ======

Exercisable at end of year                 9,041                $1.94 - $2.31
                                         =======

Available options for future
    grant 2000 Director Plan              44,641
                                          ======

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


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

Statutory   net  income  and  statutory   stockholder's   equity  for  the  life
subsidiaries as reported to state regulatory authorities, is presented below:

                                  Statutory Net Income (Loss)
                                          December 31,
                              2002           2001           2000
                              ----           ----           ----

Security National Life    $1,547,253     $1,732,018       $796,047
Southern Security Life      (427,439)      (429,143)        80,477

                                Statutory Stockholders' Equity
                                         December 31,
                              2002         2001          2000
                              ----         ----          ----

Security National Life   $14,381,257   $16,316,605   $14,309,515
Southern Security Life     8,582,968     8,459,700     8,405,211

Generally, the net assets of the life insurance subsidiaries available for transfer to the Company are limited to the amounts that the life insurance subsidiaries net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends are subject to approval by regulatory authorities.

The Utah and Florida Insurance Departments impose minimum risk-based capital requirements that were developed by the NAIC on insurance enterprises. The formulas for determining the risk-based capital ("RBC") specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries have a Ratio that is greater than 569% of the first level of regulatory action.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


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





                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


14)  Business Segment Information (Continued)
     -----------------------------
                                                                                  2002

                                           Life          Cemetery/                   Reconciling
                                         Insurance       Mortuary        Mortgage       Items           Consolidated
                                         ---------       --------        --------       -----           ------------
Revenues:
From external sources:
   Revenue from customers              $14,076,652     $11,256,069     $57,008,283 $       --           $82,341,004
   Net investment income                 6,065,652       1,011,786       5,461,992         --            12,539,430
   Realized gains on investments           311,365         709,455              --         --             1,020,820
   Other revenues                           69,741          85,146         324,537         --               479,424

Intersegment revenues:
   Net investment income                 4,741,338          --              --            (4,741,338)         --
                                     -------------   -------------    -------------    -------------    -------------
                                        25,264,748      13,062,456       62,794,812       (4,741,338)    96,380,678
                                     -------------   -------------    -------------    -------------    -------------
Expenses:
Death and other policy benefits          7,724,046          --              --                --          7,724,046
Increase in future policy benefits       6,031,685          --              --                --          6,031,685
Amortization of deferred policy
   acquisition costs and cost of
   insurance acquired                    3,718,627         274,766              --            --          3,993,393
Depreciation                               383,139         678,851         167,513            --          1,229,503
General, administrative and other costs:
   Intersegment                              --          36,672         173,872             (210,544)        --
   Other                                 5,670,217      10,604,689      53,617,818             --        69,892,724
Interest expense:
   Intersegment                             90,000         201,118       4,239,676        (4,530,794)          --
   Other                                   321,896         428,498       1,219,948            --          1,970,342
                                     -------------   -------------    -------------    -------------   -------------
                                        23,939,610      12,224,594       59,418,827       (4,741,338)    90,841,693
                                     -------------   -------------    -------------    -------------   -------------
Earnings (losses)
   before income taxes                  $1,325,138        $837,862     $ 3,375,985      $     --         $5,538,985
                                     =============    ============    ============      ===========     ===========

Identifiable assets                   $295,177,565     $42,255,381     $14,055,057      $(44,331,241)  $307,156,762
                                     =============   =============    =============    =============   ============

Expenditures for long-lived assets        $189,156        $677,561    $    482,035     $     --        $  1,348,752
                                     =============   =============    =============    =============   ============



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000

14)  Business Segment Information (Continued)
     ----------------------------
                                                                                                        2001

                                         Life          Cemetery/                     Reconciling
Revenues:                              Insurance       Mortuary       Mortgage          Items      Consolidated
                                       ---------       --------       --------          -----      ------------
From external sources:
   Revenue from customers             $13,150,875    $10,603,451    $40,086,097        $     --     $63,840,423
   Net investment income                7,018,047        959,655      4,968,797              --      12,946,499
   Realized gains on investments           10,428             --             --              --          10,428
   Other revenues                          53,053         42,356         56,536              --         151,945

Intersegment revenues:
   Net investment income                3,679,133             --             --      (3,679,133)             --
                                     ------------   ------------   ------------    ------------    ------------
                                       23,911,536     11,605,462     45,111,430      (3,679,133)     76,949,295
                                     ------------   ------------   ------------    ------------    ------------
Expenses:
Death and other policy benefits         6,821,845             --             --              --       6,821,845
Increase in future policy benefits      4,953,008             --             --              --       4,953,008
Amortization of deferred policy
   and pre-need acquisition costs
   and cost of insurance acquired       3,561,895        308,263             --              --       3,870,158
Depreciation                              330,892        595,082        103,162              --       1,029,136
General, administrative
      and other costs:
   Intersegment                                --         36,672        136,867        (173,539)             --
   Other                                7,035,455      9,396,691     37,280,266              --      53,712,412
Interest expense:
   Intersegment                            98,095        243,732      3,163,767      (3,505,594)             --
Other                                     317,988        418,488      2,054,150              --       2,790,626
                                     ------------   ------------   ------------    ------------    ------------
                                       23,119,178     10,998,928     42,738,212      (3,679,133)     73,177,185
                                     ------------   ------------   ------------    ------------    ------------
Earnings (losses)
   before income taxes                   $792,358       $606,534     $2,373,218 $            --       3,772,110
                                     ============   ============   ============    ============    ============

Identifiable assets                  $201,193,249    $38,915,291     $6,411,222    $(33,460,187)   $213,059,575
                                     ============   ============   ============    ============    ============

Expenditures for
   long-lived assets                     $219,762       $505,045       $323,014 $            --      $1,047,821
                                     ============   ============   ============    ============    ============






                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000

14)  Business Segment Information (Continued)
     ----------------------------

                                                                                2000

                                          Life         Cemetery/                      Reconciling
                                        Insurance      Mortuary         Mortgage         Items       Consolidated
                                        ---------      --------         --------         -----       ------------
Revenues:
From external sources:
   Revenue from customers             $12,875,585     $9,416,927     $22,921,585 $            --     $45,214,097
   Net investment income                8,222,688        716,813       3,196,571              --      12,136,072
   Realized gains on investments          423,805             --              --              --         423,805
   Other revenues                          85,927         23,479         195,480              --         304,886

Intersegment revenues:
   Net investment income                2,551,644             --              --      (2,551,644)             --
                                     ------------   ------------    ------------    ------------    ------------

                                       24,159,649     10,157,219      26,313,636      (2,551,644)     58,078,860
                                     ------------   ------------    ------------    ------------    ------------
Expenses:
Death and other policy benefits         5,662,062             --              --              --       5,662,062
Increase in future policy benefits      7,268,720             --              --              --       7,268,720
Amortization of deferred policy
   acquisition costs and cost of
   insurance acquired                   3,188,752             --              --              --       3,188,752
Depreciation                              322,418        451,259          61,744              --         835,421
General, administrative
      and other costs:
   Intersegment                                --         36,672         101,288        (137,960)             --
   Other                                5,585,178      9,369,839      22,796,596              --      37,751,613
Interest expense:
   Intersegment                                --        210,984       2,202,700      (2,413,684)             --
   Other                                  394,868        518,845       1,212,456              --       2,126,169
                                     ------------   ------------    ------------    ------------    ------------
                                       22,421,998     10,587,599      26,374,784      (2,551,644)     56,832,737
                                     ------------   ------------    ------------    ------------    ------------
Earnings (losses)
   before income taxes                 $1,737,651      $(430,380)       $(61,148$             --      $1,246,123
                                     ============   ============    ============    ============    ============

Identifiable assets                  $199,694,971    $36,704,436      $3,495,907    $(31,148,813)   $208,746,501
                                     ============   ============    ============    ============    ============

Expenditures for
   long-lived assets                     $260,836       $680,626        $220,856$             --      $1,162,318
                                     ============   ============    ============    ============    ============

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000

15)      Related Party Transactions

On December 19, 2001, the Company entered into an option agreement with Monument Title, LLC, a Utah limited liability company ("Monument Title") in which the Company made available a $100,000 line of credit to Monument Title at an interest rate of 8% per annum. The line of credit is secured by the assets of Monument Title. From December 28, 2001 to June 14, 2002, the Company advanced Monument Title a total of $77,953 under the line of credit. The amount advanced under the line of credit plus accrued interest are payable upon demand. The owners of Monument Title are brother-in-laws of the President and Chief Operating Officer of the Company. The Company has the right under the option agreement for a period of five years from the date thereof to acquire 100% of the outstanding common shares of Monument Title for the sum of $10. The Company believes that it is currently prohibited from directly owning shares of stock representing control of a title company. The purpose of the transaction, which was approved by the Company's board of directors, is to insure that the title and escrow work performed for Security National Mortgage Company in connection with its mortgage loans are completed as accurately as possible by Monument Title to avoid any economic losses to the Company.

The Company has a non-interest bearing note receivable from the Chairman of the Board and Chief Executive Officer. No installment payments are required under the terms of the note, but the note must be paid in full as of December 31, 2007. The outstanding balance of the note was approximately $70,000 and $102,000 at December 31, 2002 and 2001, respectively.

16)  Disclosure about Fair Value of Financial Instruments

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

Investment Contracts: The fair values for the Company's liabilities under investment-type insurance contracts are estimated based on the contracts' cash surrender values. The carrying amount and fair value as of December 31, 2002 and December 31, 2001, were approximately $87,351,000 and $86,544,000, respectively.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


17)  Other Comprehensive Income

The following summarizes other comprehensive income:

                                            2002        2001         2000
                                            ----        ----         ----
Unrealized gains (losses)
     on available for-sale securities     $84,263     $769,684     $736,803
Less:  reclassification
     adjustment for net realized
     gains in net income                  (35,544)     (10,428)    (420,739)
                                        ---------    ---------    ---------
Net unrealized gains (losses)              48,719      759,256      316,064
Tax expense on net unrealized
     gain (losses)                        (80,786)    (372,077)    (145,004)
                                        ---------    ---------    ---------
Other comprehensive income (loss)        $(32,067)    $387,179     $171,060
                                        =========    =========    =========


                                                                    Schedule I

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                             Summary of Investments
                    Other than Investments in Related Parties



As of December 31, 2002:
                                                                                        Amount at
                                                                                         Which
                                                                                         Shown
                                                                       Estimated        in the
Type of Investment                                     Amortized          Fair           Balance
------------------                                        Cost            Value           Sheet
                                                       --------         ---------       ---------
Fixed maturity securities held to maturity:
Bonds:
   U.S. Treasury securities and obligations
     of U.S. Government agencies                        $2,835,420     $3,047,602     $2,835,420
   Obligations of states and political subdivisions        188,303        209,383        188,303
   Corporate securities
     including public utilities                         21,106,651     21,658,305     21,106,651
   Mortgage backed securities                            8,856,718      8,982,028      8,856,718
Redeemable preferred stocks                                 28,005         29,733         28,005
                                                      ------------   ------------   ------------

   Total Fixed Securities held to maturity              33,015,097     33,927,051     33,015,097
                                                      ------------   ------------   ------------

Securities available for sale:
Bonds:
   U.S. Treasury securities and obligations
     of U.S. Government agencies                           594,439        698,136        698,136
   Corporate securities
     including public utilities                         16,558,784     17,816,807     17,816,807
   Mortgage-backed securities                                   --             --             --
Nonredeemable preferred stock                               56,031         82,585         82,585
Common stock:
   Public utilities                                        314,014        375,570        375,570
   Banks, trusts and insurance companies                   520,683        818,146        818,146
   Industrial, miscellaneous and all other               1,038,812      1,365,792      1,365,792
                                                      ------------   ------------   ------------

     Total Securities available for sale                19,082,763     21,157,036     21,157,036
                                                      ------------   ------------   ------------

Mortgage loans on real estate                           21,016,008                    21,016,008
Real estate                                              9,331,248                     9,331,248
Policy loans                                            10,974,165                    10,974,165
Other investments                                        5,335,478                     5,335,478
                                                      ------------                  ------------

   Total investments                                   $98,754,759                  $100,829,032
                                                      ============                  ============



                                                        Schedule I (Continued)

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
                                                      ===========                 ===========

                                                                    Schedule II

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                                 Balance Sheets


                                            December 31,
                                            ------------
                                      2002            2001
                                      ----           -----
Assets
Cash                                $(3,870)         $1,065

Investment in subsidiaries
    (equity method)              50,069,998      46,128,864

Receivables:
    Receivable from
        affiliates               10,662,465       1,664,955
    Other                           (74,653)        (42,743)
                               ------------    ------------
       Total receivables         10,587,812       1,622,212
                               ------------    ------------

Property, plant and
    equipment, at cost,
    net of accumulated
    depreciation of $575,724
    for 2002 and $457,338
    for 2001                        415,144         427,345

Other assets                         66,915          21,366
                               ------------    ------------
    Total assets                $61,135,999     $48,200,852
                               ============    ============




















See accompanying notes to parent company only financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                           Balance Sheets (Continued)

                                                            December 31,
                                                       2002            2001

Liabilities:
Bank loans payable:
    Current installments                            $2,082,175      $1,386,857
    Long-term                                       11,400,191       4,168,453

Notes and contracts payable:
    Current installments                                   961         152,818
    Long-term                                          --                --

Advances from affiliated companies                  10,031,968      10,431,231

Other liabilities and accrued expenses                 965,555         996,228

Income taxes                                         2,141,738       1,095,947
                                                  ------------    ------------
    Total liabilities                               26,622,588      18,231,534
                                                  ------------    ------------

Stockholders' equity:
Common Stock:
    Class A:  $2 par value, authorized
        10,000,000 shares, issued 5,794,492
        shares in 2002 and 5,363,591 shares
        in 2001                                     11,588,984      10,727,182
    Class C:  $0.20 par value,
        authorized 7,500,000 shares, issued
        6,182,669 shares in 2002 and 6,113,430
         shares in 2001                              1,236,533       1,222,686
                                                  ------------     -----------
Total common stock                                  12,825,517      11,949,868

Additional paid-in capital                          11,280,842      10,168,523
Accumulated other comprehensive income               1,191,863       1,223,930
Retained earnings                                   11,992,542       9,989,230
Treasury stock at cost
    (1,151,811 Class A shares and 71,749
    Class C shares in 2002; 1,294,716 Class
    A shares and 68,332 Class C shares in 2001,
    held by affiliated companies)                   (2,777,353)     (3,362,233)
                                                  ------------    ------------
Total stockholders' equity                          34,513,411      29,969,318
                                                  ------------    ------------
    Total liabilities and
        stockholders' equity                       $61,135,999     $48,200,852
                                                  ============    ============


See accompanying notes to parent company only financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                             Statements of Earnings




                                            Year Ended December 31,
                                            -----------------------
                                        2002           2001          2000
                                        ----           ----          ----

Revenue:
    Net investment income              $34,053           $188            $96
    Fees from affiliates             3,772,293      3,824,259      3,878,458
                                   -----------    -----------    -----------
        Total revenue               $3,806,346      3,824,447      3,878,554
                                   -----------    -----------    -----------

Expenses:
    General and administrative
        Expenses                     3,287,683      4,082,438      1,873,323
    Interest expense                   351,599        373,815        593,228
                                   -----------    -----------    -----------
        Total expenses               3,639,282      4,456,253      2,466,551
                                   -----------    -----------    -----------

    Earnings (loss)before income
        taxes, and earnings of
        subsidiaries                   167,064       (631,806)     1,412,003

    Income tax expense              (1,045,791)      (531,270)      (373,075)

    Equity in earnings
        (loss) of subsidiaries       4,870,007      4,003,856       (143,199)
                                   -----------    -----------    -----------
    Net earnings                    $3,991,280     $2,840,780       $895,729
                                   ===========    ===========    ===========










See accompanying notes to parent company only financial statements.



                                                        Schedule II (Continued)

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)
                             Statements of Cash Flow


                                                          Year Ended December 31,
                                                          -----------------------
                                                  2002           2001           2000
Cash flows from operating activities:
    Net earnings                               $3,991,280     $2,840,780       $895,729
Adjustments to reconcile net earnings
      to net cash provided by
      operating activities:
      Depreciation and amortization               118,386        113,042         29,904
      Undistributed (earnings) losses
         of affiliates                         (4,870,007)    (4,003,856)       143,199
      Provision for income taxes                1,045,791        531,271        373,075
    Change in assets and liabilities:
      Accounts receivable                          31,909         60,751            558
      Other assets                                (45,549)        25,638         25,637
      Other liabilities                           (30,673)       282,349          1,836
                                              -----------    -----------    -----------
Net cash provided by operating activities         241,137       (150,025)     1,469,938
                                              -----------    -----------    -----------

Cash flows from investing activities:
    Dividends received from subsidiaries        2,381,687             --             --
    Purchase of equipment                        (106,185)        (2,954)      (556,802)
    Investment in subsidiaries                   (900,000)            --             --
                                              -----------    -----------    -----------
Net cash used in investing activities           1,375,502         (2,954)      (556,802)
                                              -----------    -----------    -----------

Cash flows from financing activities:
    Proceeds from advances from affiliates     (9,396,773)     1,922,758        303,299
    Payments of advances to affiliates                 --        (28,998)      (101,514)
    Payments of notes and contracts payable    (1,224,801)    (1,676,940)    (1,128,972)
    Purchase of treasury stock                         --       (783,086)            --
    Proceeds from borrowings on notes and
      contracts payable                         9,000,000        750,000             --
                                              -----------    -----------    -----------
Net cash provided (used) by
      financing activities                     (1,621,574)       183,734       (927,187)
                                              -----------    -----------    -----------
Net change in cash                                 (4,935)        30,755        (14,051)
Cash at beginning of year                           1,065        (29,690)       (15,639)
                                              -----------    -----------    -----------
Cash at end of year                               $(3,870)        $1,065       $(29,690)
                                              ===========    ===========    ===========










See accompanying notes to parent company only financial statements.



                                                        Schedule II (Continued)

                     SECURITY NATIONAL FINANCIAL CORPORATION
                Notes to Parent Company Only Financial Statements


1) Bank Loans Payable

   Bank loans payable are summarized as follows:
                                                                                            December 31,
                                                                                      2002             2001
$4,171,803 revolving line of credit at 6.15% interest
    payable monthly and a reduction in principal due
    in semi-annual installments collateralized by
    15,000 shares of Security National Life Insurance Company
    stock,  due December 2005.                                                       $ 3,144,672    $ 3,703,767

6.59% note payable in monthly installments of $34,680 including principal and interest, collateralized by 15,000 shares of
    Security National Life stock, due December 2004.                                     727,524      1,101,543

7.35% note payable in monthly installments of $14,975 including principal and interest collateralized by 15,000 shares of
    Security National Life Insurance Company stock, due December 2006.                   610,170        750,000

Bank prime rate less .28% (4.22% at December 31, 2002) Note
    payable interest only to July 2, 2003, thereafter interest plus monthly principal payment of $116,883, collateralized by 15,000 shares of Security National Life Insurance Company
    stock, due January 2010.                                                           9,000,000           --
                                                                                  --------------   ------------

        Total bank loans                                                              13,482,366      5,555,310

      Less current installments                                                        2,082,175      1,386,857
                                                                                   -------------    -----------
      Bank loans, excluding current
      installments                                                                   $11,400,191     $4,168,453
                                                                                     ===========     ==========


2)  Notes and Contracts Payable

    Notes and contracts are summarized as follows:
                                                                                          December 31,
                                                                                    2002              2001

   Due to former stockholders of Civil Service Employees
      Life Insurance Company resulting from the acquisition
      of such entity. 7% note payable in seven annual principal
      payments of $151,857 paid in full December 2002                            $       --         $   151,857

    Other                                                                               961                 961


    Total notes and contracts                                                           961             152,818
                                                                                ---------------     -----------
    Less current installments                                                           961             152,818
                                                                               ----------------    ------------
    Notes and contracts, excluding current installments                      $           --       $        --
                                                                             ==================   =============


                     SECURITY NATIONAL FINANCIAL CORPORATION
                Notes to Parent Company Only Financial Statements


The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

              2003                    $ 2,083,136
              2004                      3,019,075
              2005                      2,715,818
              2006                      1,574,384
              2007                      1,402,596
              Thereafter                2,688,318
                                    -------------
              Total                   $13,483,327
                                      ===========

3)  Advances from Affiliated Companies


                                                               December 31,
                                                        2002            2001

         Non-interest bearing advances from affiliates:
         Cemetery and Mortuary
              subsidiary                           $ 1,366,930     $  1,366,930
         Life Insurance subsidiary                   8,655,038        9,054,301
         Mortgage subsidiary                            10,000           10,000
                                                   -----------     ------------
                                                   $10,031,968      $10,431,231
                                                   ===========      ===========

4)  Dividends

In 2002 Security National Life Insurance Company, a wholly owned subsidiary of the Registrant, paid to the registrant cash dividends of $2,381,687. There were no dividends paid for years 2001 and 2000 by any subsidiaries.


                                                                  Schedule IV

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                   Reinsurance


                                                                                Percentage
                                        Ceded to        Assumed                  of Amount
                            Direct        Other        from Other       Net      Assumed
                            Amount      Companies      Companies      Amount      to Net
2002
----
Life Insurance
    in force ($000)        $1,460,832      $220,749    $1,174,604    $2,414,687        48.6%
                          ===========   ===========   ===========   ===========     =======

Premiums:
Life Insurance            $13,678,397      $889,401      $922,158   $13,711,154         6.7%
Accident and
    Health Insurance          364,275           380         1,603       365,498          .4%
                          -----------   -----------   -----------   -----------     -------
         Total premiums   $14,042,672      $889,781      $923,761   $14,076,652         6.6%
                          ===========   ===========   ===========   ===========     =======

2001
----
Life Insurance
    in force ($000)        $1,587,136      $216,369      $838,421    $2,209,188        37.9%
                          ===========   ===========   ===========   ===========     =======

Premiums:
Life Insurance            $12,930,418    $1,035,984      $845,736   $12,740,170         6.6%
Accident and
    Health Insurance          406,393           285         4,597       410,705         1.1%
                          -----------   -----------   -----------   -----------     -------
         Total premiums   $13,336,811    $1,036,269      $850,333   $13,150,875         6.5%
                          ===========   ===========   ===========   ===========     =======

2000
----
Life Insurance
    in force ($000)        $1,469,502      $253,698      $580,287    $1,796,091        32.3%
                          ===========   ===========   ===========   ===========     =======

Premiums:
Life Insurance            $12,934,701    $1,151,262      $634,899   $12,418,338        5.11%
Accident and
    Health Insurance          454,656           427         3,018       457,247         .66%
                          -----------   -----------   -----------   -----------     -------
         Total premiums   $13,389,357    $1,151,689      $637,917   $12,875,585        4.95%
                          ===========   ===========   ===========   ===========     =======



                                                                   Schedule V

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                        Valuation and Qualifying Accounts


                                     Balance at    Additions Charged   Deductions           Balance
                                      Beginning       to Costs        Disposals and        at End of
                                       of Year      and Expenses       Write-offs            Year
                                      ---------     ------------       ----------          --------

For the Year Ended December 31, 2002
Accumulated depreciation
    on real estate                     $3,404,644     $323,895     $     --         $3,728,539

Accumulated depreciation
    on property, plant
    and equipment                       7,685,613    1,229,504      (11,920)         8,903,197

Allowance for doubtful accounts         2,287,241      517,299     (419,231)         2,385,309

Allowance for real  estate losses         119,269           --     (119,269)            --

For the Year Ended December 31, 2001
Accumulated depreciation
   on real estate                      $3,088,761     $321,234      $(5,352)        $3,404,643

Accumulated depreciation
   on property, plant
   and equipment                        6,699,141    1,029,137      (42,665)         7,685,613

Allowance for doubtful accounts         1,656,223      832,798     (201,780)         2,287,241

Allowance for real estate losses               --      119,269           --            119,269

For the Year Ended December 31, 2000
Accumulated depreciation
   on real estate                      $2,722,024     $366,737  $        --         $3,088,761

Accumulated depreciation
   on property, plant
   and equipment                        5,989,643      835,421     (125,923)         6,699,141

Allowance for doubtful accounts         1,467,954      190,930       (2,661)         1,656,223


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------------

None
                                    PART III

Item 10. Directors and Executive Officers

The Company's Board of Directors consists of seven persons, four of whom are not employees of the Company. There is no family relationship between or among any of the directors, except that Scott M. Quist and G. Robert Quist are the sons of George R. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.


Name                      Age        Position with the Company
-----                    ---        ----------------------------
George R. Quist           82         Chairman of the Board and Chief
                                     Executive Officer

Scott M. Quist            49         President, General Counsel, Chief
                                     Operating Officer and Director

Stephen M. Sill           57         Vice President, Treasurer and Chief
                                     Financial Officer

G. Robert Quist           51         First Vice President and Secretary

J. Lynn Beckstead, Jr.    49         Vice President and Director

Charles L. Crittenden     82         Director

Robert G. Hunter          43         Director

H. Craig Moody            51         Director

Norman G. Wilbur          64         Director


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

George R. Quist has been Chairman of the Board and Chief Executive Officer of the Company since October 1979. In addition, he served as President of the Company from October 1979 until July 2002. Mr. Quist has also served as Chairman of the Board and Chief Executive Officer of Southern Security Life Insurance Company since December 1998, and as its President from December 1998 to July 2002. From 1960 to 1964, he was Executive Vice President and Treasurer of Pacific Guardian Life Insurance Company. From 1946 to 1960, he was an agent, District Manager and Associate General Agent for various insurance companies. Mr. Quist also served from 1981 to 1982 as the President of The National Association of Life Companies, a trade association of 642 life insurance companies, and from 1982 to 1983 as its Chairman of the Board.

Scott M. Quist has been President of the Company since July 2002, its Chief Operating Officer since October 2001 and its General Counsel and a director since May 1986. Mr. Quist served as First Vice President of the Company from May 1986 to July 2002. Mr. Quist has also served as President of Southern Security Life Insurance Company since July 2002, its Chief Operating Officer since October 2001, and its General Counsel and a director since December 1998. Mr. Quist also served as First Vice President of Southern Security Life Insurance Company from December 1998 to July 2002. From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas. From 1986 to 1991, he was a treasurer and director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies. Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance. Mr. Quist has also served as regional director of Key Bank of Utah since November 1993. Mr. Quist is currently a director and past president of the National Alliance of Life Companies, a trade association of over 200 life companies.

J. Lynn Beckstead Jr. has been a Vice President and a director of the Company since March 2002. Mr. Beckstead has also served as Vice President and director of Southern Security Life Insurance Company since March 2002. In addition, he is President of Security National Mortgage Company, an affiliate of the Company, and has served in this position since July 1993. From 1980 to 1993, Mr. Beckstead was Vice President and a director of Republic Mortgage Corporation. From 1983 to 1990, Mr. Beckstead was Vice President and director of Richards Woodbury Mortgage Corporation. From 1980 to 1983, he was a principal broker for Boardwalk Properties. From 1978 to 1980, Mr. Beckstead was a residential loan officer for Medallion Mortgage Company. From 1977 to 1978, he was a residential construction loan manager of Citizens Bank.

Charles L. Crittenden has been a director of the Company since October 1979. Mr. Crittenden is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. Mr. Crittenden has been sole stockholder of Crittenden Paint & Glass Company since 1958. He is also an owner of Crittenden Enterprises, a real estate development company, and Chairman of the Board of Linco, Inc.

Robert G. Hunter, M.D. has been a director of the Company since October 1998. Dr. Hunter is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. Dr. Hunter is currently a practicing physician in private practice. Dr. Hunter created the State Wide E.N.T. Organization (Rocky Mountain E.N.T., Inc.) where he is currently a member of the Executive Committee. He is Chairman of Surgery at Cottonwood Hospital, a delegate to the Utah Medical Association and a delegate representing the State of Utah to the American Medical Association, and a member of several medical advisory boards.

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

Stephen M. Sill has been Vice President, Treasurer and Chief Financial Officer of the Company since March 2002. From 1997 to March 2002, Mr. Sill was Vice President and Controller of the Company. He has also served as Vice President, Treasurer and Chief Financial Officer of Southern Security Life Insurance Company since March 2002. From 1998 to March 2002, Mr. Sill also served as Vice President and Controller of Southern Security Life Insurance Company. From 1994 to 1997, Mr. Sill was Vice President and Controller of Security National Life Insurance Company. From 1989 to 1993, he was Controller of Flying J. Inc. From 1978 to 1989, Mr. Sill was Senior Vice President and Controller of Surety Life Insurance Company. From 1975 to 1978, he was Vice President and Controller of Sambo's Restaurant, Inc. From 1974 to 1975, Mr. Sill was Director of Reporting for Northwest Pipeline Corporation. From 1970 to 1974, he was an auditor with Arthur Andersen & Co. Mr. Sill is the President and a director of the Insurance Accounting and Systems Association (IASA), a national association of over 1,300 insurance companies and associate members.

G. Robert Quist has been First Vice President and Secretary of the Company since March 2002. Mr. Quist also served as a director of Southern Security Life Insurance Company since April 1999 and has been Vice President and Secretary since March 2002. Mr. Quist has also served as First Vice President of Singing Hills Memorial Park since 1996. Mr. Quist has also served as Vice President of Memorial Estates since 1982; he began working for Memorial Estates in 1978. Mr. Quist has also served as President and a director of Big Willow Water Company since 1987 and was a director of Investors Equity Life Insurance Company of Hawaii in 1987. He has also served as a director and Secretary-Treasurer of the Utah Cemetery Association since 1987. From 1976 to 1978 he worked for Wyoming Minerals and from 1974 to 1976 for Rocky Mountain Geochemical Corp.

The Board of Directors of the Company has a written procedure which requires disclosure to the board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof has had any transactions with the Company or its subsidiaries during 2002 or 2001.

Each of the Directors of the Company are directors of Southern Security Life Insurance Company, which has a class of equity securities registered under the Securities Exchange Act of 1934. In addition, Scott M. Quist is an advisory director of Key Bank of Utah. All directors of the Company hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

Item 11.  Executive Officer Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by George R. Quist, the Company's President and Chief Executive Officer, and all other executive officers (collectively, the "Named Executive Officers") at December 31, 2002 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 2002.


                                                             Summary Compensation Table
                                                             --------------------------
                                      Annual Compensation                                         Long-Term Compensation
                                      -------------------                                         -----------------------
                                                                    Other
                                                                   Annual      Restricted   Securities    Long-Term    All Other
Name and                                                           Compen-        Stock     Underlying    Incentive     Compen-
Principal Position        Year      Salary($)    Bonus($)       sation($)(2)    Awards($) Options/SARs(#) Payout($)  sation($)(3)
------------------        ----      ---------    --------       ------------    --------- --------------- ---------  ------------
George R. Quist (1)       2002     $165,600     $25,000           $2,400            0            0           0         $31,186
  Chairman of the         2001      148,737      20,200            2,400            0       50,000           0          37,358
  Board and Chief         2000      147,204      20,200            2,400            0       50,000           0           5,281
  Executive Officer

Scott M. Quist (1)        2002     $179,400     $35,000           $7,200            0            0           0         $24,066
  President, Chief        2001      152,525      20,000            7,200            0       35,000           0          34,739
  Operating Officer
  and Director            2000      140,400      18,770            7,200            0       35,000           0             637

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

     (3) The amounts indicated under "All Other Compensation" consist of (a) amounts contributed by the Company into a trust for the benefit of the Named Executive Officers under the Security National Financial Corporation Deferred Compensation Plan (for the years 2002, 2001, and 2000 such amounts were George R. Quist, $16,207, $32,077, and $0 respectively; and Scott M. Quist, $19,219, $34,102, and $0 respectively); (b) insurance premiums paid by the Company with respect to a group life insurance plan for the benefit of the Named Executive Officers (for the years 2002, 2001 and 2000, such amounts were for George R. Quist $125, $637, and $637 respectively; for Scott M. Quist $642, $637, and $637 respectively); (c) life insurance premiums paid by the Company for the benefit of the family of George R. Quist ($4,644 for each of the years 2002, 2001 and 2000); Scott M. Quist
          ($4,205  for  the  year  2002,  $0 for  2001  and $0  for  2000);  (d)
          compensation paid for the cashless exercise of 50,000 shares of Company stock exercised by George R. Quist ($10,210) The amounts under "All Other Compensation" do not include the no interest loan in the amount of $172,000 that the Company made to George R. Quist on April 29, 1998, to exercise stock options. See "Item 13 Certain Relationships and Related Transactions".

The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the Named Executive Officers during the fiscal year ended December 31, 2002, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 2002.

Aggregated Option/SAR Exercised in Last Fiscal Year and Fiscal Year-End Option/SAR Values:


                                                             Number of
                                                            Securities
                                                             Underlying                                  Value of
                                                             Unexercised                                Unexercised
                                                            Options/SARs                               In-the-Money
                   Shares                                        at                                   Options/SARs at
                 Acquired on                                December 31,                               December 31,
                  Exercise           Value                     2002(#)                                      2002
                                                               -------                                    ------
Name                (#)           Realized         Exercisable          Unexercisable          Exercisable       Unexercisable
----              --------        --------         -----------          -------------          -----------       -------------
George R.
  Quist            44,946       $233,719              84,000                 44,100            $192,120           $192,075
Scott M.
  Quist            56,341       $292,975              42,000                 44,100            $113,100           $201,675

Retirement Plans

George R. Quist, who has been Chairman and Chief Executive Officer of the Company since 1979, and President from 1979 to July 2002, has a Deferred Compensation Agreement, dated December 8, 1988, with the Company (the
"Compensation Agreement"). This Compensation Agreement was amended effective January 2, 2001, to reflect the following benefits. The employment agreements between the Company and George R. Quist be amended to adjust for inflation in accordance with the United States Consumer Index commencing January 2, 2002, and for each year thereafter of the term of the agreement and that for the year 2001 the adjustment for his retirement is $60,000 per year instead of $50,000 per year. The agreements shall also be amended to provide his spouse, in the event of his pre-mature death, with health insurance coverage equivalent to that carried on executive personnel with the coverage for the entire period of the agreement. In the event of death of George R. Quist and his spouse prior to the expiration of the terms of the agreement, payments shall be paid to his estate or as otherwise directed by him in writing.

The Compensation Agreement further provides that the Board of Directors may elect to pay the entire amount of deferred compensation in the form of a single lump-sum payment or other installment payments, so long as the term of such payments do not exceed 10 years. However, in the event Mr. Quist's employment with the Company is terminated for any reason other than retirement, death or disability, the entire deferred compensation shall be forfeited by him. The Company has accrued a liability for the Compensation Agreement at December 31, 2002 of $294,000.

Employment Agreement

The Company maintains an employment agreement with Scott M. Quist. The agreement, which has a five-year term, was entered into in 1996, and renewed in 1997 and 2002. Under the terms of the agreement, Mr. Quist is to devote his full time to the Company serving as its President, General Counsel and Chief Operating Officer at not less than his current salary and benefits, and to include $500,000 of life insurance protection. In the event of disability, Mr. Quist's salary would be continued for up to five years at 50% of its current level. In the event of a sale or merger of the Company, and Mr. Quist were not retained in his current position, the Company would be obligated to continue Mr. Quist's current compensation and benefits for seven years following the merger or sale.

Director Compensation

Directors of the Company (but not including directors who are employees) are paid a director's fee of $12,000 per year by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. No additional fees are paid by the Company for committee participation or special assignments. However, each director is provided with an annual grant of stock options to purchase 1,000 shares of Class A Common Stock under the 2000 Director Stock Option Plan.

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

All persons who have completed at least one year's service with the Company and satisfy other plan requirements are eligible to participate in the 401(k) plan. All Company matching contributions are invested in the Company's Class A Common Stock. The Company's matching contributions for 2002, 2001, and 2000 were approximately $7,975, $18,458, and 0, respectively. Also, the Company may contribute at the discretion of the Company's Board of Directors an Employer Profit Sharing Contribution to the 401(k) plan. The Employer Profit Sharing Contribution shall be divided among three different classes of participants in the plan based upon the participant's title in the Company. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. The Company's contributions to the plan for 2002, 2001 and 2000, were $142,218, $260,350, and 0, respectively.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the "Ownership Plan") for the benefit of career employees of the Company and its subsidiaries. The following is a description of the Ownership Plan, and is qualified in its entirety by the Ownership Plan, a copy of which is available for inspection at the Company's offices.

Under the Ownership Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the Ownership Plan. Employees become eligible to participate in the Ownership Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,040 hours of service). The Company's contributions under the Ownership Plan are allocated to eligible employees on the same ratio that each eligible employee's compensation bears to total compensation for all eligible employees during each year. To date, the Ownership Plan has approximately 170 participants and had $99,612 contributions payable to the Plan in 2002. Benefits under the Ownership Plan vest as follows: 20% after the third year of eligible service by an employee, an additional 20% in the fourth, fifth, sixth and seventh years of eligible service by an employee.

Benefits under the Ownership Plan will be paid out in one lump sum or in installments in the event the employee becomes disabled, reaches the age of 65, or is terminated by the Company and demonstrates financial hardship. The Ownership Plan Committee, however, retains discretion to determine the final method of payment. Finally, the Company reserves the right to amend or terminate the Ownership Plan at any time. The trustees of the trust fund under the Ownership Plan are George R. Quist, Scott M. Quist and Robert G. Hunter, who each serve as a director of the Company.

Deferred Compensation Plan

In 2001, the Company's Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Deferred Compensation Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company's Board of Directors. The Company's contribution for 2002 and 2001 was $100,577 and $220,038, respectively.

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

The 1993 Plan has a term of ten years. The Board of Directors may amend or terminate the 1993 Plan at any time, subject to approval of certain modifications to the 1993 Plan by the shareholders of the Company as may be required by law or the 1993 Plan. On November 7, 1996, the Company amended the 1993 Plan as follows: (i) to increase the number of shares of Class A Common Stock reserved for issuance under the 1993 Plan from 300,000 Class A shares to 600,000 Class A shares; and (ii) to provide that the stock subject to options, awards and purchases may include Class C common stock.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth security ownership information of the Company's Class A and Class C Common Stock as of March 31, 2003, (i) for persons who own beneficially more than 5% of the Company's outstanding Class A or Class C Common Stock, (ii) each director of the Company, (iii) each of the Company's named executive officers, and (iv) for all executive officers and directors of the Company as a group.

                                                                                                                      Class A and
                                                         Class A                           Class C                      Class C
                                                      Common Stock                      Common Stock                  Common Stock
                                                      ------------                      ------------                  ------------
                                             Amount                             Amount                        Amount
Name and Address of                       Beneficially      Percent         Beneficially       Percent     Beneficially    Percent
Beneficial Owner                              Owned        of Class             Owned         of Class        Owned        of Class
-----------------                            -------       --------             -----         --------        -----        --------
George R. Quist (1)(2)(3)(4)(5)
4491 Wander Lane
Salt Lake City, UT 84124                     288,728        5.8%               428,207          7.0%           716,935      6.4%

George R. and Shirley C
Quist Family
  Partnership, Ltd.(6)
4491 Wander Lane
Salt Lake City, UT 84124                     383,899         7.6%            3,045,052         49.8%         3,428,951     30.8%

Employee Stock
  Ownership Plan (7)
5300 S. 360 W., Suite 250
Salt Lake City, UT 84123                     507,490        10.1%            1,408,653          23.1%       1,916,143      17.2%

Scott M. Quist (1)(3)(4)(8)
7 Wanderwood Way
Sandy, UT 84092                              229,106         4.6%              233,178           3.8%         462,284      4.2%

Associated Investors (9)
5300 S. 360 W. Suite 250
Salt Lake City, UT 84123                      84,170         1.7%              594,658           9.7%         678,828      6.1%




Item 12 - Security Ownership of Certain Beneficial Owners and Management  (Continued)
-------------------------------------------------------------------------
                                                                                                                      Class A and
                                                         Class A                           Class C                      Class C
                                                      Common Stock                      Common Stock                  Common Stock
                                                      ------------                      ------------                  ------------
                                             Amount                             Amount                        Amount
Name and Address of                       Beneficially      Percent         Beneficially       Percent     Beneficially    Percent
Beneficial Owner                              Owned        of Class             Owned         of Class        Owned        of Class
-----------------                            -------       --------             -----         --------        -----        --------

G. Robert Quist (10)
2678 Cave Hollow Way
Bountiful, UT 84010                           68,794          1.4%             221,363           3.6%        290,157          2.6%

Stephen M. Sill (11)
1595 North Fort Lane
Layton, UT 84041                              35,261            *                                             35,261           *

J. Lynn Beckstead, Jr. (12)
190 Matterhorn Drive
Alpine, UT 84004                              74,449           1.5%                                           74,449           *

Charles L. Crittenden(13)
2334 Fillmore Avenue
Ogden, UT 84401                                3,321             *                                             3,321           *

H. Craig Moody(14)
1782 East Faunsdale Dr.
Sandy, Utah 84092                              3,100             *                                             3,100           *

Norman G. Wilbur (15)
2520 Horseman Drive
Plano, TX 75025                                3,357             *                                             3,357           *

Robert G. Hunter, M.D (1)(3)(16)
2 Ravenwood Lane
Sandy, UT 84092                                4,563             *                                             4,563           *

All directors and executive officers
  (9 persons)(1)(2)(3)(4)                  1,094,578          21.8%           3,927,800         64.3%      5,022,378        45.1%

 *   Less than one percent

     (1) Does not include 507,490 shares of Class A Common Stock and 1,408,653 shares of Class C Common Stock owned by the Company's Employee Stock Ownership Plan (ESOP), of which George R. Quist, Scott M. Quist, and Robert G. Hunter are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

     (2) Does not include 84,170 shares of Class A Common Stock and 594,658 shares of Class C Common Stock owned by Associated Investors, a Utah general partnership, of which George R. Quist is the managing partner and, accordingly, exercises voting and investment powers with respect to such shares.

     (3) Does not include 171,222 shares of Class A Common Stock owned by the Company's 401(k) Retirement Savings Plan, of which George R. Quist, Scott M. Quist, and Robert G. Hunter are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

     (4) Does not include 76,997 shares of Class A Common Stock owned by the Company's Deferred Compensation Plan, of which George R. Quist and Scott M. Quist are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

     (5) Includes options to purchase 84,000 shares of Class A common stock granted to George R. Quist, that are currently exercisable or will become exercisable within 60 days of March 31, 2003.

     (6) This stock is owned by the George R. and Shirley C. Quist Family Partnership, Ltd., of which George R. Quist is the general partner.

     (7) The trustees of the Employee Stock Ownership Plan (ESOP) are George R. Quist, Scott M. Quist, and Robert G. Hunter, who exercise shared voting and investment powers.

     (8) Includes options to purchase 42,000 shares of Class A common stock granted to Scott M. Quist, that are currently exercisable or will become exercisable within 60 days of March 31, 2003.

     (9) The managing partner of Associated Investors is George R. Quist, who exercises voting and investment powers.

     (10) Includes options to purchase 5,250 shares of Class A common stock granted to G. Robert Quist, that are currently exercisable or will become exercisable within 60 days of March 31, 2003.

     (11) Includes options to purchase 5,250 shares of Class A common stock granted to Mr. Sill, that are currently exercisable or will become exercisable within 60 days of March 31, 2003.

     (12) Includes options to purchase 43,076 shares of Class A common stock granted to Mr. Beckstead, that are currently exercisable or will become exercisable within 60 days of March 31, 2003.

     (13) Includes options to purchase 2,261 shares of Class A common stock granted to Mr. Crittenden, that are currently exercisable or will become exercisable within 60 days of March 31, 2003.

     (14) Includes options to purchase 2,261 shares of Class A common stock granted to Mr. Moody, that are currently exercisable or will become exercisable within 60 days of March 31, 2003.

     (15) Includes options to purchase 2,261 shares of Class A common stock granted to Mr. Wilbur, that are currently exercisable or will become exercisable within 60 days of March 31, 2003.

     (16) Includes options to purchase 2,261 shares of Class A common stock granted to Mr. Hunter, that are currently exercisable or will become exercisable within 60 days of March 31, 2003.

The Company's officers and directors, as a group, own beneficially approximately 45.1% of the outstanding shares of the Company's Class A and Class C Common Stock.

Item 13.  Certain Relationships and Related Transactions

The Company has made a loan in the amount of $172,000 to George R. Quist, the Company's Chief Executive Officer, without requiring the payment of any interest. The loan was made under a Promissory Note dated April 29, 1998 in order for Mr. Quist to exercise stock options which were granted to him under the 1993 Stock Option Plan. No installment payments are required under the terms of the note, but the note must be paid in full as of December 31, 2007. Mr. Quist has the right to make prepayments on the note at any time. As of March 31, 2003, the outstanding balance of the note was $62,790. The loan was approved by the Company's directors on March 12, 1999, with Mr. Quist abstaining, at a special meeting of the Board of Directors.

On December 19, 2001, the Company entered into an option agreement with Monument Title, LLC, a Utah limited liability company ("Monument Title") in which the Company made available a $100,000 line of credit to Monument Title at an interest rate of 8% per annum. The line of credit is secured by the assets of Monument Title. From December 28, 2001 to June 14, 2002, the Company advanced Monument Title a total of $77,953 under the line of credit. The amount advanced under the line of credit plus accrued interest are payable upon demand. Ron Motzkus and Troy Lashley, who own 90% and 10% of the outstanding shares of Monument Title, respectively are brother-in-laws of Scott M. Quist, President and Chief Operating Officer of the Company. The Company has the right under the option agreement for a period of five years from the date thereof to acquire 100% of the outstanding common shares of Monument Title for the sum of $10. The Company believes that it is currently prohibited from directly owning shares of stock representing control of a title company. The purpose of the transaction, which was approved by the Company's board of directors, is to insure that the title and escrow work performed for Security National Mortgage Company in connection with its mortgage loans are completed as accurately as possible by Monument Title to avoid any economic losses to the Company.

The Company's Board of Directors has a written procedure which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

Item 14.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures - The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act") as of a date within ninety days before the filing date of this annual report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

     (b) Changes in internal controls - There were no significant changes in the Company's controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

                                     PART IV

Item 15.  Exhibits,  Financial  Statement  Schedules,  and  Reports  on Form 8-K
--------------------------------------------------------------------------

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

10. A. Restated and Amended Employee Stock Ownership Plan and Trust Agreement(1)

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

     O. Acquisition Agreement with Consolidare Enterprises, Inc., and certain shareholders of Consolidare. (9)

     P. Agreement and Plan of Merger between Consolidare Enterprises, Inc., and SSLIC Holding Company. (10)

     Q.   Administrative   Services   Agreement  with  Southern   Security  Life
          Insurance Company. (11)

     R.   Promissory Note with George R. Quist (13)

     S.   Deferred Compensation Plan (14)

     T.   Coinsurance Agreement between Security National Life and Acadian (15)

     U. Assumption Agreement among Acadian, Acadian Financial Group, Inc., Security National Life and the Company (15)

     V. Asset Purchase Agreement between Acadian, Acadian Financial Group, Inc., Security National Life and the Company (15)

     W.   Promissory Note with Key Bank of Utah

     X.   Loan and Security Agreement with Key Bank of Utah

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

     (13) Incorporated by reference from Report on Form 10-K, as filed on April 16, 2001.

     (14) Incorporated by reference from Report on Form 10-K, as filed on April 3, 2002.

     (15) Incorporated by reference from Report on Form 8-K-A as filed on January 8, 2003.


     21.  Subsidiaries of the Registrant

     (b)  Reports on Form 8-K:

     Asset purchase transaction with Acadian Life Insurance Company on December 23, 2002:

          Form 8-K filed on January 7, 2003
          Form 8-K/A  filed on January 8, 2003
          Form 8-K /A-2 filed on March 10, 2003

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     SECURITY NATIONAL FINANCIAL CORPORATION


Dated:  April 15, 2003                        By: George R. Quist,
                                                  ---------------
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                          TITLE                           DATE

George R. Quist               Chairman of the                  April 15, 2003
                              Board and Chief Executive
                              Officer (Principal
                              Executive Officer)

Scott M. Quist                President, General               April 15, 2003
                              Counsel, Chief
                              Operating Officer
                              and Director                     April 15, 2003

Stephen M. Sill               Vice President,
                              Treasurer and Chief
                              Financial Officer (Principal
                              Financial and Accounting
                              Officer)                         April 15, 2003

G. Robert Quist               First Vice President and
                              Secretary                        April 15, 2003

J. Lynn Beckstead, Jr.        Vice President and Director      April 15, 2003

Charles L. Crittenden         Director                         April 15, 2003

H. Craig Moody                Director                         April 15, 2003

Norman G. Wilbur              Director                         April 15, 2003

Robert G. Hunter              Director                         April 15, 2003

                                 CERTIFICATIONS


I, George R. Quist, certify that:

1. I have reviewed this annual report on Form 10-K of Security National Financial Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                      By:      George R. Quist
                                               Chairman of the Board and
                                               Chief Executive Officer

                                 CERTIFICATIONS

I, Stephen M. Sill, certify that:

1. I have reviewed this annual report on Form 10-K of Security National Financial Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003

                                     By:      Stephen M. Sill
                                              Vice President, Treasurer and
                                              Chief Financial Officer

                                  EXHIBIT 99.1
                            CERTIFICATION PURSUANT TO
                                18 U.S.C.ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Security National Financial Corporation (the "Company") on Form 10K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

George R. Quist
Chief Executive Officer
April 15, 2003

                                  EXHIBIT 99.2
                            CERTIFICATION PURSUANT TO
                                18 U.S.C.ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Security National Financial Corporation (the "Company") on Form 10K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Stephen M. Sill
Chief Financial Officer
April 15, 2003

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                          Year Ended December 31, 2003

                     SECURITY NATIONAL FINANCIAL CORPORATION
                           Commission File No. 0-9341

                                 E X H I B I T S

                                  Exhibit Index



Exhibit No.                  Document Name

21                Subsidiaries of the Registrant

10                Promissory Note

10                Loan Agreement

                                   EXHIBIT 21

                        Subsidiaries of Security National
                              Financial Corporation
                              as of March 31, 2003

                                   Exhibit 21


Subsidiaries of Security National Financial Corporation (as of March 31, 2003)

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

         Hawaiian Land Holdings

         SSLIC Holding Company

         Insuradyne Corporation

         Southern Security Life Insurance Company

                                    Exhibit W
                                 Promissory Note

                                    Exhibit W

                                    Exhibit X
          Loan and Security Agreement with KeyBank National Association

                                    Exhibit X