Form 10-Q
period 2003-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2003-05-20
CIK 318673

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2003             Commission File Number: 0-9341
--------------------------------             ------------------------------



                     SECURITY NATIONAL FINANCIAL CORPORATION
                            Exact Name of Registrant.



                 UTAH                               87-0345941
------------------------------              -------------------------
(State or other jurisdiction                IRS Identification Number
of incorporation or organization)



5300 South 360 West, Salt Lake City, Utah            84123
-----------------------------------------        -----------
(Address of principal executive offices)          (Zip Code)



Registrant's telephone number, including Area Code     (801) 264-1060
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

                              YES  XX         NO
                                  ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $2.00 par value                 4,705,586
-------------------------------------     ----------------------------------
         Title of Class                   Number of Shares Outstanding as of
                                                   March 31, 2003

Class C Common Stock, $.20 par value                  6,105,726
------------------------------------     ------------------------------------
         Title of Class                  Number of Shares Outstanding as of
                                                   March 31, 2003

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1 Financial Statements                                          Page No.
------                                                               --------

         Consolidated Statement of Earnings - Three months ended
         March 31, 2003 and 2002 (unaudited).............................3

         Consolidated Balance Sheet - March 31, 2003 (unaudited)
         and December 31, 2002 ........................................4-5

         Consolidated Statement of Cash Flows -
         Three months ended March 31, 2003 and 2002 (unaudited)..........6

         Notes to Consolidated Financial Statements....................7-8


Item 2      Management's Discussion and Analysis......................9-12
------

Item 3      Quantitative and Qualitative Disclosure of Market Risk......12
------

Item 4      Controls and Procedures.....................................12
------

                           PART II - OTHER INFORMATION

            Other Information........................................12-16

            Signature Page..............................................17

            Certifications...........................................18-19

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
Revenues:                                                2003            2002
--------                                                 ----            ----
Insurance premiums and other considerations           $5,864,427     $3,322,756
Net investment income                                  3,920,372      2,923,765
Net mortuary and cemetery sales                        2,584,856      2,728,263
Realized gains on investments and other assets                --        719,417
Mortgage fee income                                   21,755,920      9,865,991
Other                                                    124,122         41,347
                                                    ------------   ------------
   Total revenues                                     34,249,697     19,601,539

Benefits and expenses:
---------------------
Death benefits                                         3,818,319      1,668,670
Surrenders and other policy benefits                     605,156        629,911
Increase in future policy benefits                     1,416,571        747,186
Amortization of deferred policy acquisition costs
   and cost of insurance acquired                        958,895        834,527
General and administrative expenses:
   Commissions                                        15,850,637      7,031,093
   Salaries                                            3,222,391      2,608,950
   Other                                               4,620,111      3,311,341
Interest expense                                         823,468        322,353
Cost of goods and services sold
  of the mortuaries and cemeteries                       560,867        600,325
                                                    ------------   ------------
   Total benefits and expenses                        31,876,415     17,754,356
                                                    ------------   ------------

Earnings before income taxes                           2,373,282      1,847,183
Income tax expense                                      (667,542)      (456,372)
Minority interest (income) loss of subsidiary            (20,690)       (10,950)
                                                    ------------   ------------

      Net earnings                                    $1,685,050     $1,379,861
                                                    ============   ============

Net earnings per common share                               $.32          $.30
                                                            ====          ====

   Weighted average outstanding
      common shares                                    5,284,966      4,673,385
                                                    ============   ============

Net earnings per common
   share-assuming dilution                                  $.31           $.30
                                                            ====           ====

   Weighted average outstanding
      common shares assuming-dilution                  5,498,651      4,674,697
                                                    ============    ============


See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                  March 31, 2003   December 31,
                                                   (Unaudited)        2002
                                                  --------------   ------------
Assets:
Insurance-related investments:
Fixed maturity securities held
   to maturity, at amortized cost                  $35,768,851      $33,015,097
Fixed maturity securities available
   for sale, at market                              17,998,141       18,514,943
Equity securities available for sale,
   at market                                         2,625,370        2,642,093
Mortgage loans on real estate                       19,505,387       21,016,008
Real estate, net of accumulated
   depreciation and allowances for losses            9,336,433        9,331,248
Policy, student and other loans                     10,918,857       10,974,165
Short-term investments                               5,575,338        5,335,478
                                                 -------------    -------------
      Total insurance-related
         investments                               101,728,377      100,829,032
Restricted assets of cemeteries and mortuaries       5,431,699        5,332,736
Cash                                                30,294,752       38,199,041
Receivables:
   Trade contracts                                  12,949,120       11,358,027
   Mortgage loans sold to investors                100,657,578       89,455,105
   Receivable from agents                            1,764,138        2,054,071
   Receivable from officers                             62,790           70,290
   Other                                             1,292,982        1,131,977
                                                 -------------    -------------
      Total receivables                            116,726,608      104,069,470
   Allowance for doubtful accounts                  (2,976,832)      (2,385,309)
                                                 -------------    -------------
   Net receivables                                 113,749,776      101,684,161
Policyholder accounts on deposit
   with reinsurer                                    6,911,310        6,955,691
Land and improvements held for sale                  8,449,302        8,429,215
Accrued investment income                            1,255,826          928,287
Deferred policy and pre-need acquisition costs      16,645,397       15,917,257
Property, plant and equipment, net                  10,792,093       10,921,635
Cost of insurance acquired                          15,817,011       16,330,711
Excess of cost over net assets
   of acquired subsidiaries                            683,191          683,191
Other                                                  998,556          945,805
                                                 -------------    -------------
      Total assets                                $312,757,290     $307,156,762
                                                 =============    =============






See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)


                                              March 31, 2003     December 31,
                                                (Unaudited)         2002
                                               --------------  --------------
Liabilities:
Future life, annuity, and other
    policy benefits                          $217,568,462     $215,980,207
Unearned premium reserve                        2,039,584        1,914,700
Bank loans payable                             15,721,119       16,113,227
Notes and contracts payable                     4,956,957        3,160,009
Deferred pre-need cemetery and funeral
   contracts revenues and estimated future
   of pre-need sales                           10,187,181       10,002,396
Accounts payable                                1,693,510        1,553,777
Funds held under reinsurance treaties           1,325,386        1,334,964
Other liabilities and accrued expenses         12,167,171       10,182,382
Income taxes                                    8,755,720        8,103,882
                                             ------------    -------------

      Total liabilities                       274,415,090      268,345,544

Commitments and Contingencies                      --               --

Minority interest                               4,003,817        4,297,807

Stockholders' Equity:
--------------------
Common stock:
      Class A: $2 par value, authorized
         10,000,000 shares, issued 5,858,802
         shares in 2003 and 5,794,492 shares
         in 2002                               11,717,604       11,588,984
      Class C: $0.20 par value, authorized
         7,500,000 shares, issued 6,177,475
         shares in 2003 and 6,182,669
         shares in 2002                         1,235,494        1,236,533
                                              -----------    -------------
Total common stock                             12,953,098       12,825,517
Additional paid-in capital                     11,516,683       11,280,842
Accumulated other comprehensive income
      (loss) and other items, net
      of deferred taxes                          (793,415)       1,191,863
Retained earnings                              13,439,370       11,992,542
Treasury stock at cost (1,153,216 Class A
      shares and 71,749 Class C shares in
      2003; 1,151,811
      Class A shares and 71,749 Class C
         shares in 2002, held by affiliated
         companies)                            (2,777,353)      (2,777,353)
                                              -----------    -------------
Total stockholders' equity                     34,338,383       34,513,411
                                              -----------    -------------
   Total liabilities and stockholders'
         equity                              $312,757,290     $307,156,762
                                             ============    =============



See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                              Three Months Ended March 31,
                                                 2003              2002
                                                 ----              ----
Cash flows from operating activities:
      Net cash provided by (used in)
        operating activities                  $(4,971,582)     $4,914,284
                                              -----------      ----------

Cash flows from investing activities:
   Securities held to maturity:
      Purchase - fixed maturity securities     (5,030,844)             --
      Calls and maturities - fixed
        maturity securities                     2,287,170       2,277,722
   Securities available for sale:
      Calls and maturities - fixed
         maturity securities                      360,000         300,000
   Purchases of short-term investments         (3,158,367)     (1,840,730)
   Sales of short-term investments              2,918,507              --
   Purchases of restricted assets                 (98,963)        (85,994)
   Mortgage, policy, and other loans made      (2,023,372)       (256,554)
   Payments received for mortgage,
      real estate, policy, and other loans      3,581,015       1,836,530
   Purchases of property, plant,
      and equipment                              (253,304)       (346,650)
   Purchases of real estate                      (313,750)       (384,876)
   Sale of real estate                            230,085              --
                                              -----------    ------------

         Net cash provided by
            (used in) investing activities     (1,501,823)      1,499,448
                                              -----------    ------------

Cash flows from financing activities:
   Annuity receipts                             1,454,211       2,504,928
   Annuity withdrawals                         (2,432,515)     (2,914,325)
   Repayment of bank loans and notes and
      contracts payable                          (477,780)       (101,120)
   Proceeds from borrowings on bank loans
      and notes and contracts payable               --            186,594
   Other                                           25,200          --
                                              -----------     -----------
   Net cash (used in) provided by
      financing activities                     (1,430,884)       (323,923)
                                              -----------     -----------
Net change in cash                             (7,904,289)      6,089,809

Cash at beginning of period                    38,199,041       8,757,246
                                              ----------      -----------

Cash at end of period                         $30,294,752     $14,847,055
                                              ===========     ===========


See accompanying notes to consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           March 31, 2003, (Unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Company's Quarterly Report on Form 10-K (file number 0-9341).

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

2.   Comprehensive Income

For the three months ended March 31, 2003 and 2002, total comprehensive income amounted to $1,682,392 and $1,307,811, respectively.

3.   Stock-Based Compensation

The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans. Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings would have been reduced by the following:

                                                    Three Months Ended March 31,
                                                       2003            2002
                                                       ----            ----
Net earnings as reported                            $1,685,050     $1,379,861
Deduct:  Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related
      tax effects                                     (133,000)            --
                                                   -----------    -----------

Pro forma net earnings                              $1,552,050     $1,379,861
                                                   ===========    ===========

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)


Net earnings per common share:
  Basic - as reported               $0.32   $0.30
                                    =====   =====

  Basic - pro forma                 $0.29   $0.30
                                    =====   =====

  Diluted - as reported             $0.31   $0.30
                                    =====   =====

  Diluted - pro forma               $0.28   $0.30
                                    =====   =====

4.  Earnings  Per  Share
    --------------------
In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                                  Three Months Ended March 31,
                                                        2003        2002
                                                        ----        ----
Numerator:
      Net income                                    $1,685,050   $1,379,861
                                                    ==========   ==========
Denominator:
      Denominator for basic earnings per share-
        weighted-average shares                      5,284,966    4,673,385
                                                    ----------   ----------

      Effect of dilutive securities:
        Employee stock options                         208,961        1,312
        Stock appreciation rights                        4,724           --
                                                    ----------   ----------

      Dilutive potential common shares                 213,685        1,312
                                                    ----------   ----------
      Denominator for diluted earnings per share-
        adjusted weighted-average shares and
        assumed conversions                          5,498,651    4,674,697
                                                    ==========   ==========

      Basic earnings per share                            $.32         $.30
                                                          ====         ====

      Diluted earnings per share                          $.31         $.30
                                                          ====         ====

5.  Business Segment

                                       Life          Cemetery/                       Reconciling
                                     Insurance       Mortuary         Mortgage         Items        Consolidated
                                     ---------       ---------        --------       ------------   ------------
For the Three Months Ended
March 31, 2003
   Revenues from
      external customers            $7,436,122      $2,840,813      $23,972,762     $     --        $34,249,697

   Intersegment revenues             2,815,728            --            --           (2,815,728)        --

   Segment profit (loss)              (112,461)        (97,279)       2,583,022           --           2,373,282

   Identifiable assets             296,535,351      42,785,025       18,071,543     (44,634,629)     312,757,290


            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)


For the Three Months Ended
March 31, 2002
                                         Life          Cemetery/                           Reconciling
                                       Insurance       Mortuary            Mortgage            Items        Consolidated
                                       ---------       ---------           --------         ------------   ------------

   Revenues from
      external customers              $4,873,742        $3,688,908         $11,038,889     $      --          $19,601,539

   Intersegment revenues               1,206,072         --                  --                (1,206,072)        --

   Segment profit                        335,851           970,842             540,490             --           1,847,183

   Identifiable assets               201,181,785        39,813,986           5,774,218        (32,523,293)    214,246,696

6. Recent Acquisition

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

Item 2.  Management's Discussion and Analysis

Overview

The Company's operations over the last several years generally reflect three trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies and traditional whole-life products; (ii) emphasis on cemetery and mortuary business; and (iii) capitalizing on lower interest rates by originating and refinancing mortgage loans.

During the three months ended March 31, 2003, Security National Mortgage Company ("SNMC") experienced increases in revenue and expenses due to the increase in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from the borrowers and other secondary fees from third party investors who purchase the loans from SNMC. SNMC sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. SNMC originated and sold 4,126 ($599,517,000) and 2,194 ($311,000,000) loans respectively for the three months ended March 31, 2003 and 2002.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Total revenues increased by $14,648,000, or 74.7%, to $34,250,000 for the three months ended March 31, 2003, from $19,602,000 for the three months ended March 31, 2002. Contributing to this increase in total revenues was an $11,890,000 increase in mortgage fee income, a $2,541,000 increase in insurance premiums and other considerations, and a $996,000 increase in net investment income.

Insurance premiums and other considerations increased by $2,541,000, or 76.5%, to $5,864,000 for the three months ended March 31, 2003, from $3,323,000 for the comparable period in 2002. This increase was primarily due to the additional insurance premiums from the policies acquired in the asset purchase transaction with Acadian Life.

Net investment income increased by $996,000, or 34.1%, to $3,920,000 for the three months ended March 31, 2003, from $2,924,000 for the comparable period in 2002. This increase was primarily attributable to the additional investment income from the assets acquired in the asset purchase transaction with Acadian Life.

Net mortuary and cemetery sales decreased by $143,000, or 5.3%, to $2,585,000 for the three months ended March 31, 2003, from $2,728,000 for the comparable period in 2002. This decrease was primarily due to fewer at-need mortuary sales.

Realized gains on investments and other assets decreased by $719,000 or 100.0%, to $-0- for the three months ended March 31, 2003, from $719,000 for the comparable period in 2002. This decrease was the result of gains on sale of real estate in 2002.

Mortgage fee income increased by $11,890,000 or 120.5%, to $21,756,000 for the three months ended March 31, 2003, from $9,866,000 for the comparable period in 2002. This increase was primarily attributable to a greater number of loan originations during the three months of 2003 due to lower interest rates resulting in more borrowers refinancing their mortgage loans.

Total benefits and expenses were $31,876,000, or 93.1%, of total revenues for the three months ended March 31, 2003, as compared to $17,754,000, or 90.6%, of total revenues for the comparable period in 2002.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $2,794,000, or 91.7%, to $5,840,000 for the three months ended March 31, 2003, from $3,046,000 for the comparable period in 2002. This increase was primarily due to the additional death benefits, surrenders and other policy benefits from the policies acquired in the asset purchase transaction with Acadian Life.

Amortization of deferred policy acquisition costs and cost of insurance acquired increased by $124,000, or 14.9%, to $959,000 for the three months ended March 31, 2003, from $835,000 for the comparable period in 2002. This increase was primarily due to the additional amortization of deferred policy acquisition costs and cost of insurance acquired from the additional policies acquired in the asset purchase transaction with Acadian Life.

General and administrative expenses increased by $10,742,000 or 82.9%, to $23,693,000 for the three months ended March 31, 2003, from $12,951,000 for the comparable period in 2002. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the three months of 2003.

Interest expense increased by $501,000, or 155.5% to $823,000 for the three months ended March 31, 2003, from $322,000 for the comparable period in 2002. This increase was primarily due to additional warehouse lines of credit required for the additional mortgage loan originations by the Company's mortgage subsidiary.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $39,000, or 6.6%, to $561,000 for the three months ended March 31, 2003, from $600,000 for the comparable period in 2002. This decrease was primarily due to fewer at-need mortuary sales.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $53,767,000 as of March 31, 2003, compared to $51,530,000 as of December 31, 2002. This represents 53% and 51% of the total insurance-related investments as of March 31, 2003, and December 31, 2002, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are nine categories used for rating bonds. At March 31, 2003 and December 31, 2002, 4% ($1,903,000) of the Company's total investment in bonds were invested in bonds in rating categories three through nine, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2003, and December 31, 2002, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $55,116,000 as of March 31, 2003, as compared to $53,787,000 as of December 31, 2002. Stockholders' equity as a percent of capitalization increased to 66% as of March 31, 2003, from 64% as of December 31, 2002.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2002 was 10.7% as compared to a rate of 13.2% for 2001. The 2003 lapse rate is approximately the same as 2002.

At March 31, 2003, $21,829,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the quarterly report Form 10-K filed for the year ended December 31, 2002.

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

An action  was  brought  by  Bernice  Johnson  against  Southern  Security  Life
Insurance Company in May, 2002 in the Circuit Court of Jefferson County, Alabama, Civil Action No. CV02 2963. The face amount of coverage under the policy is $15,000. The insured died in July 2001. Claims are made for non-payment of the policy amount. The claims for relief include misrepresentation, mental anguish and emotional distress, fraud, intentional and bad faith non payment of the benefit, intentional and bad faith failure to investigate the claim for benefits, reckless and negligent and wanton action relative to misrepresentation and/or concealment of facts, negligence and the wanton hiring, training and supervision of agent. Compensatory and punitive damages are sought along with interest and costs. An answer has been filed by the Company and discovery is in process. A trial has been set in June, 2003.

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

      B. Specimen Class C Stock Certificate (1)

     C. Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

10.A.    Restated and Amended Employee Stock Ownership Plan and
         Trust Agreement (1)

    B.   Deferred Compensation Agreement with George R. Quist (2)

    C.   1993 Stock Option Plan (3)

    D.   2000 Director Stock Option Plan (5)

    E.   Deferred Compensation Agreement with William C. Sargent (4)

    F.   Employment Agreement with Scott M. Quist. (4)

    G.   Promissory Note with George R. Quist (6)

    H.   Deferred Compensation Plan (7)

    I.   Coinsurance Agreement between Security National Life and Acadian (8)

    J. Assumption Agreement among Acadian, Acadian Financial Group, Inc., Security National Life and the Company (8)

    K. Asset Purchase Agreement between Acadian, Acadian Financial Group, Inc., Security National Life and the Company (8)

    L.   Promissory Note with Key Bank of Utah (9)

    M.   Loan and Security Agreement with Key Bank of Utah (9)

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (1) Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987.

          (2) Incorporated by reference from Quarterly Report on Form 10-K, as filed on March 31, 1989.

          (3) Incorporated by reference from Quarterly Report on Form 10-K, as filed on March 31, 1994.

          (4) Incorporated by reference from Quarterly Report on Form 10-K, as filed on March 31, 1998.

          (5) Incorporated by reference from Schedule 14A Definitive Proxy Statement, filed August 29, 2000, relating to the Company's Quarterly Meeting of Shareholders.

          (6) Incorporated by reference from Report on Form 10-K, as filed on April 16, 2001.

          (7) Incorporated by reference from Report on Form 10-K, as filed on April 3, 2002.

          (8) Incorporated by reference from Report on Form 8-K-A as filed on January 8, 2003.

          (9) Incorporated by reference from Report on Form 10-K, as filed on April 15, 2003.

Subsidiaries of the Registrant

    (b)  Reports on Form 8-K:

          Report on Form 8-K, as filed on January 7, 2003 Report on Form 8-K/A, as filed on January 8, 2003 Report on Form 8-K /A-2, as filed on March 10, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: May 20, 2003                  By:    George R. Quist,
                                            ----------------
                                            Chairman of the Board and Chief
                                            Executive Officer (Principal
                                            Executive Officer)


DATED: May 20, 2003                  By:    Stephen M. Sill
                                            ---------------
                                            Vice President, Treasurer and
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

                                 CERTIFICATIONS


I, George R. Quist, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Security National Financial Corporation.

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

Date: May 20, 2003

                                        By:      George R. Quist
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                 CERTIFICATIONS

I, Stephen M. Sill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Security National Financial Corporation.

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

Date:  May 20, 2003

                                         By:      Stephen M. Sill
                                                  Vice President, Treasurer and
                                                  Chief Financial Officer

                                  EXHIBIT 99.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

George R. Quist
Chief Executive Officer
May 20, 2003

                                  EXHIBIT 99.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Stephen M. Sill
Chief Financial Officer
May 20, 2003