Form 10-K/A
period 2002-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2003-06-04
CIK 318673

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

                          Commission File Number 0-9341

                     Security National Financial Corporation
             (Exact name of registrant as specified in its Charter)

           UTAH                              87-034594
--------------------------------          --------------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

5300 South 360 West, Suite 250 Salt Lake City, Utah          84123
---------------------------------------------------        ---------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (801) 264-1060
                                                          --------------

Securities registered pursuant to Section 12(d) of the Act:

Title of each Class                Name of each exchange on which registered
-------------------                ------------------------------------------
      None                                         None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $2.00 Par Value     Class C Common Stock, $0.20 Par Value
-------------------------------------     -------------------------------------
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

As of March 31, 2003, registrant had issued and outstanding 4,705,586 shares of Class A Common Stock and 6,105,726 shares of Class C Stock.

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

The following table summarizes the annuity business for the five years ended December 31, 2002:

                           2002      2001        2000       1999        1998
                           ----      ----        ----       ----        ----
Annuities
Policy/Cert.
    Count as of
    December 31            7,711     8,021       8,443      8,369       7,890(1)
Deposits Collected
   omitted 000)           $3,215    $2,550      $3,039   $3,906(1)     $2,770

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

The Company's mortgage loan originations are through full time mortgage loan officers and wholesale brokers who are paid a sales commission ranging between ..7% to 3.0% of the loan amount. Prospective customers are located through contacts with builders, real estate agents and regional sales representatives..

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

    SSLIC Holding Company

On December 17, 1998, the Company completed the acquisition of SSLIC Holding Company, (formerly Consolidare Enterprises, Inc.), a Florida corporation ("SSLIC Holding") pursuant to the terms of the Acquisition Agreement which the Company entered into on April 17, 1998 with SSLIC Holding and certain shareholders of SSLIC Holding for the purchase of all of the outstanding shares of common stock of SSLIC Holding and all of the outstanding shares of stock of Insuradyne Corp., a Florida Corporation ("Insuradyne"). As of December 31, 2002, SSLIC Holding owns approximately 75% of the outstanding shares of common stock of Southern Security Life Insurance Company, a Florida corporation ("Southern Security"). Southern Security is a Florida domiciled insurance company with total assets as of December 31, 2002, of approximately $77.3 million. Southern Security is currently licensed to transact business in 14 states. Southern Security is also a reporting company under Section 13 of the Securities Exchange Act of 1934. Reference is made to Southern Security's annual report on Form 10-K-A for the year ended December 31, 2002, which was filed with the Securities Exchange Commission on March 31, 2003, Commission File No. 2-35669.

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

6522 Dogwood View Parkway  Insurance Operations     Leased (4)    5,300
Jackson, MS

1236 No. Spencer, Ste. 2
Mesa, AZ                   Mortgage Sales           Leased (5)    3,700

27201 Tourney Rd., Ste. 121
Valencia, CA               Mortgage Sales           Leased (6)    1,600

12150 Tributary Pnt. Dr.,
   Ste. 160
Gold River, CA             Mortgage Sales           Leased (7)    2,000

1901 No. Union, Ste. 104
Colorado Springs, CO       Mortgage Sales           Leased (8)    2,200

--------------------
                                                         Approximate
                                              Owned        Square
   Location                   Function        Leased      Footage
   --------                   --------        ------      -------
10850 Richmond Ave.,
  Ste 270
Houston, TX                 Mortgage Sales   Leased (9)    1,600

595 West 800 North
Orem, UT                    Mortgage Sales   Leased (10)   2,000

970 East Holladay Rd
Murray, UT                  Mortgage Sales   Leased (11)   6,600


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


The following table summarizes the location, square footage and the number of viewing rooms and chapels of the thirteen Company owned mortuaries:

 Name of                                                          Date        Viewing     Square
 Mortuary               Location                Acquired         Room(s)      Chapel(s)   Footage
 --------               --------                --------         -------      ---------   -------
Memorial Mortuary    5850 South 900 East
                     Salt Lake City, UT          1973               3            1         20,000

Memorial Estates, Inc.:

  Redwood Mortuary   6500 South Redwood Rd.
                     West Jordan, UT             1973               2            1         10,000

  Mountain View
     Mortuary        3115 East 7800 South
                     Salt Lake City, UT          1973               2            1         16,000
  Lakeview
     Mortuary        1700 East Lakeview Dr.
                     Bountiful, UT               1973               0            1          5,500

  Paradise Chapel    3934 East Indian
  Funeral Home       School Road
                     Phoenix, AZ                 1989               2            1          9,800

Deseret Memorial, Inc.:
  Colonial
     Mortuary(2)     2128 South State St.
                     Salt Lake City, UT          1991               1            1         14,500

  Deseret
     Mortuary(2)     36 East 700 South
                     Salt Lake City, UT          1991               2            2         36,300
  Lakehills
     Mortuary        10055 South State St.
                     Sandy, UT                   1991               2            1         18,000

  Cottonwood
     Mortuary(2)     4670 South Highland Dr.
                     Salt Lake City, UT          1991               2            1         14,500

Camelback Sunset
  Funeral Home(1)    301 West Camelback Rd.
                     Phoenix, AZ                 1994               2            1         11,000


 Name of                                                      Date      Viewing     Square
 Mortuary               Location                Acquired     Room(s)    Chapel(s)   Footage
 --------               --------                --------     -------    ---------   -------
Greer-Wilson:

  Greer-Wilson
  Funeral Home         5921 West Thomas Road
                       Phoenix, AZ                 1995         2           2        25,000

  Avondale
     Funeral Home      218 North Central
                       Avondale, AZ                1995         1           1         1,850
Crystal Rose
  Funeral Home(3)      9155 W. VanBuren
                       Tolleson, AZ                1997         0           1         9,000

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
  None
                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters
         ---------------------------------------------------------------------

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

Period (Calendar Year)                     Price Range
----------------------                     -----------
                                      High       Low
                                     ------      ----
   2001
     First Quarter                   $2.32      $1.81
     Second Quartr                    2.27       1.82
     Third Quarter                    2.63       2.00
     Fourth Quartr                    2.63       2.09

   2002
     First Quarter                    2.81       2.20
     Second Quarter                   6.48       2.38
     Third Quarter                    6.10       2.74
     Fourth Quartr                    6.43       2.48
   2003
     First Quarte                     7.26       4.75

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

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                    Page No.

Financial Statements:

    Report of Independent Auditors....................................34

    Consolidated Balance Sheet, December 31,
    2002 and 2001.....................................................35

    Consolidated Statement of Earnings,
    Years Ended December 31, 2002, 2001,
    and 2000..........................................................37

    Consolidated Statement of Stockholders'
    Equity, Years Ended December 31, 2002, 2001
    and 2000. ........................................................38

    Consolidated Statement of Cash Flows,
    Years Ended December 31, 2002, 2001 and
    2000    ..........................................................39

    Notes to Consolidated Financial
    Statements........................................................41


Financial Statement Schedules:

 I.   Summary of Investments -- Other than
      Investments in Related Parties..................................75

II.   Condensed Financial Information of
      Registrant......................................................77

IV.   Reinsurance.....................................................83

 V.   Valuation and Qualifying Accounts...............................84


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





/S/   TANNER + CO

Salt Lake City, Utah
March 28, 2003

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                                               December 31,
Assets:                                                 2002              2001
-------                                                 ----              ----
Insurance-related investments:
Fixed maturity securities
  held to maturity, at amortized cost (market
  $33,927,051 and $28,697,986 for 2002 and 2001)     $33,015,097    $27,799,909
Fixed maturity securities available
  for sale, at market (cost $17,153,223 in 2002
  and $20,565,833 in 2001)                            18,514,943     21,470,729
Equity securities available for sale,
  at market (cost $1,929,540 and $1,605,980
  for 2002 and 2001)                                   2,642,093      2,641,549
Mortgage loans on real estate                         21,016,008     15,479,305
Real estate, net of accumulated
  depreciation and allowances for
  losses of $3,728,539 and $3,523,912
  for 2002 and 2001                                    9,331,248      9,051,691
Policy, student and other loans                       10,974,165     11,277,975
Short-term investments                                 5,335,478      1,453,644
                                                   -------------  -------------
     Total insurance-related investments             100,829,032     89,174,802
Restricted assets of cemeteries and mortuaries         5,332,736      5,339,436
Cash                                                  38,199,041      8,757,246
Receivables:
  Trade contracts                                     11,358,027      6,945,274
  Mortgage loans sold to investors                    89,455,105     50,695,073
  Receivable from agents                               2,054,071      2,061,541
  Receivable from officers                                70,290        102,200
  Other                                                1,131,977      1,183,927
                                                   -------------  -------------
     Total receivables                               104,069,470     60,988,015
  Allowance for doubtful accounts                     (2,385,309)    (2,287,241)
                                                   -------------  -------------
  Net receivables                                    101,684,161     58,700,774
Policyholder accounts on deposit
  with reinsurer                                       6,955,691      7,148,068
Land and improvements held for sale                    8,429,215      8,346,448
Accrued investment income                                928,287      1,059,789
Deferred policy and pre-need
  acquisition costs                                   15,917,257     14,453,023
Property, plant and equipment, net                    10,921,635     10,802,387
Cost of insurance acquired                            15,984,340      7,615,348
Excess of cost over net assets
  of acquired subsidiaries                             1,029,562      1,065,045
Other                                                    945,805        597,209
                                                   -------------  -------------
     Total assets                                   $307,156,762   $213,059,575
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





                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity

                                                                             Accumulated
                                                             Additional        Other
                                 Class          Class         Paid-in       Comprehensive  Retained       Treasury
                                   A              C           Capital         Income       Earnings         Stock        Total
                                --------        -------        ---------    -------------  --------      --------       -----
Balance at January 1, 2000     $9,727,462     $1,111,070     $10,015,942     $665,691     $7,516,640   $(2,547,112)    $26,489,693
                            ------------     ----------    ------------      --------     ----------   -----------     -----------

Comprehensive income:
  Net earnings                     --             --              --              --         895,729           --         895,729
  Unrealized gain on securities    --             --              --          171,060          --              --         171,060
                                                                                                                       ----------
Total comprehensive income         --             --              --              --           --              --       1,066,789
                                                                                                                       -----------
Stock dividends                   486,786         55,503          38,774          --        (581,063)          --           --
Conversion Class C to Class A       1,014         (1,012)             (2)         --           --              --           --
Purchase of treasury stock          --             --              --             --           --         (815,121)      (815,121)
                              ------------   ------------    ------------  -----------   -----------    ----------    ------------

Balance at December 31, 2000   $10,215,262    $1,165,561     $10,054,714     $836,751     $7,831,306   $(3,362,233)    $26,741,361
                               ------------   ----------    ------------   ----------    ------------  ------------    ------------

Comprehensive income:
  Net earnings                 $     --       $     --      $       --     $    --        $2,840,780    $     --      $2,840,780
 Unrealized gain on securities      --             --              --        387,179         --               --         387,179
                                                                                                                      ------------
Total comprehensive income           --             --              --          --            --              --       3,227,959
                                                                                                                      ------------
Stock dividends                    510,826         58,221         113,809       --          (682,856)         --           --
Conversion Class C to Class A        1,094         (1,096)          --          --            --              --              (2)
                              ------------   ------------    ------------  ----------    ------------   ------------  ------------

Balance at December 31, 2001   $10,727,182     $1,222,686     $10,168,523  $1,223,930     $9,989,230   $(3,362,233)    $29,969,318
                              ------------   ------------    ------------  ----------    ------------    ------------  ------------

Comprehensive income:
  Net earnings                $      --  $          -- $            --    $   --          $3,991,280   $      --        $3,991,280
  Unrealized gain on securities      --             --              --        (32,067)        --              --           (32,067)
                                                                                                                       ------------
Total comprehensive income           --             --              --        --              --              --         3,959,213
                                                                                                                       ------------
Stock dividends                    552,024         58,883           --        --            (610,907)         --            --
Conversion Class C to Class A       45,036        (45,036)          --        --              --              --            --
Exercise of stock options          264,742          --       1,112,319        --          (1,377,061)         --            --
Sale of treasury stock               --             --              --        --              --           584,880         584,880
                               -----------    ------------   ---------    -----------    -----------    -----------    -----------

Balance at December 31, 2002   $11,588,984     $1,236,533  $11,280,842     $1,191,863    $11,992,542   $(2,777,353)    $34,513,411
                               ===========   ============  ===========     ===========   ============  ============    ============

See accompanying notes to consolidated financial statements.





                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                               2002             2001            2000
                                                                               ----             ----            ----
Cash flows from operating activities:
     Net earnings                                                           $3,991,280      $2,840,780        $895,729
     Adjustments to reconcile net earnings
       to net cash provided by (used in) operating activities:
          Realized gains on investments and other assets                    (1,020,820)        (10,428)       (423,805)
          Depreciation                                                       1,553,399       1,350,372       1,202,158
          Provision for losses on real estate
            accounts and loans receivable                                       96,520         793,194         219,269
          Amortization of goodwill, premiums, and discounts                    121,329         197,793         214,355
          Provision for deferred income taxes                                  970,139         522,047         259,952
          Policy and pre-need acquisition costs deferred                    (4,462,624)     (3,834,432)     (5,365,417)
          Policy and pre-need acquisition costs amortized                    3,256,076       3,045,996       2,320,710
          Cost of insurance acquired amortized                                 737,317         824,162         868,042
     Change in assets and liabilities net of effects from purchases and disposals of subsidiaries:
          Land and improvements held for sale                                  626,688         139,075          37,164
          Future life and other benefits                                     5,349,152       5,734,205       7,023,493
          Receivables for mortgage loans sold                              (38,760,032)    (24,786,179)      2,185,751
          Other operating assets and liabilities                               578,750       2,400,265       1,028,892
                                                                          ------------    ------------    ------------
              Net cash provided by (used in) operating activities          (26,962,826)    (10,783,150)     10,466,293
                                                                          ------------    ------------    ------------
Cash flows from investing activities:
     Securities held to maturity:
          Purchase - fixed maturity securities                              (4,147,878)       (402,995)     (4,801,309)
          Calls and maturities - fixed maturity securities                   8,025,610      12,086,818       5,137,323
     Securities available for sale:
          Purchases - equity securities                                       (327,726)             --        (418,365)
          Sales - equity securities                                          3,303,095       2,826,094       4,797,396
     Purchases of short-term investments                                   (13,819,476)    (14,301,717)     (7,523,432)
     Sales of short-term investments                                         9,937,642      13,876,000       7,785,815
     Purchases of restricted assets                                            (56,899)       (497,617)       (604,345)
     Mortgage, policy, and other loans made                                (10,129,993)     (3,114,060)     (3,016,125)
     Payments received for mortgage, policy, and other loans                 4,939,374       5,626,747       4,782,778
     Purchases of property, plant, and equipment                            (1,348,752)     (1,006,824)     (1,719,120)
     Disposal of property and equipment                                             --              --         625,507
     Purchases of real estate                                               (3,153,299)       (784,677)     (1,329,347)
     Sale of real estate                                                     2,825,666         195,562              --
     Cash received in assumed reinsurance                                   55,827,793              --              --
                                                                                          ------------    ------------
          Net cash provided by investing activities                         51,875,157      14,503,331       3,716,776
                                                                          ------------    ------------    ------------








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



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


2)  Investments
    ------------

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale are summarized as follows:

                                                       Gross            Gross           Estimated
                                        Amortized    Unrealized       Unrealized           Fair
                                          Cost          Gains           Losses            Value
                                        --------      ---------       ----------        ---------
December 31, 2002:
-----------------
Fixed maturity securities held to maturity:
   Bonds:
     U.S. Treasury securities
           and obligations of U.S
           Government agencies         $2,835,420       $214,146         $(1,964)     $3,047,602

     Obligations of states and
           political subdivisions         188,303         21,805           (725)        209,383

     Corporate securities including
           public utilities            21,106,651        806,023       (254,369)     21,658,305

     Mortgage-backed securities         8,856,718        125,310             --       8,982,028

   Redeemable preferred stock              28,005          8,775         (7,047)         29,733
                                     ------------     ----------    ------------    ------------

     Total fixed maturity
     securities held to maturity      $33,015,097     $1,176,059      $(264,105)    $33,927,051
                                     ============     ==========    ============    ============

Securities available for sale:
   Bonds
     U.S. Treasury securities
           and  obligations of U.S.
           Government agencies           $594,439      $ 103,697     $     --        $698,136

     Corporate securities including
           public utilities            16,558,784      1,258,023             --      17,816,807

   Non-redeemable preferred stock          56,031         33,810         (7,256)         82,585

   Common stock                         1,873,509      1,281,528       (595,529)      2,559,508
                                     ------------      ---------    ------------    ------------
       Total securities available
         for sale                     $19,082,763     $2,677,058      $(602,785)    $21,157,036
                                     ============     ==========    ============    ============



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

                               Amortized    Estimated Fair
Held to Maturity:                Cost          Value
                              ----------    --------------

Due in 2003                   $8,026,827    $8,166,873
Due in 2004 through 2007       8,077,359     8,578,724
Due in 2008 through 2012 `     7,048,229     7,150,450
Due after 2012                   977,959     1,019,243
Mortgage-backed securities     8,856,718     8,982,028
Redeemable preferred stock        28,005        29,733
                             -----------   -----------
                             $33,015,097   $33,927,051
                             ===========   ===========

                              Amortized   Estimated Fair
Available for Sale:             Cost         Value
                             ----------   --------------

Due in 2003                   $3,852,677    $3,969,924
Due in 2004 through 2007       9,973,676    10,829,215
Due in 2008 through 2012       3,229,099     3,598,364
Due after 2012                    97,771       117,440
Mortgage-backed securities            --            --
                             -----------   -----------
                             $17,153,223   $18,514,943
                             ===========   ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


2)  Investments (Continued)
    -----------------------

The Company's realized gains and losses in investments are summarized as follows:

                                           2002          2001         2000
                                           ----          ----         ----
Fixed maturity securities
   held to maturity:
Gross realized gains                     $37,172        $20,228         $3,125
Gross realized losses                       (557)          (565)           (53)

Securities available for sale:
Gross realized gains                         354              6        884,199
Gross realized losses                     (1,424)          (111)      (463,466)
Other assets                             985,275         (9,130)            --
                                     -----------    -----------    -----------
        Total                         $1,020,820        $10,428       $423,805
                                     ===========    ===========    ===========

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


4) Property, Plant and Equipment

The cost of property, plant and equipment is summarized below:

                                        December 31,
                                        ------------
                                     2002           2001
                                ------------    ------------
Land and Buildings               $11,098,907     $10,930,790
Furniture and equipment            8,725,925       7,557,210
                                ------------    ------------
                                  19,824,832      18,488,000
Less accumulated depreciation     (8,903,197)     (7,685,613)
                                ------------    ------------
     Total                       $10,921,635     $10,802,387
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




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


5)   Bank Loans Payable and Lines of Credit (Continued)
     ---------------------------------------
                                                                                           December 31,
                                                                                           ------------
                                                                               2002                            2001
                                                                               ----                            ----

Bank prime rate less 1.35% (3.40% at December 31, 2002) note payable in monthly installments of $2,736 including principal and interest, collateralized by
    15,000 shares of Security National Life Insurance Company stock, due
    December 2005.                                                               128,738                         156,549

7.35% note payable in monthly installments of $14,975 including principal and interest collateralized by 15,000 shares of Security National Life Insurance
    Company stock,
    due December 2006.                                                           610,170                         750,000

Bank prime rate less .28% (4.22% at December 31, 2002) Note payable interest only to July 1, 2003, thereafter interest plus monthly principal payments of
  $116,883, collateralized By 15,000 shares of Security National Life
  Insurance Company Stock, due January 2010.                                    9,000,000                      --

Other collateralized bank loans payable                                           233,874                       195,113
                                                                          ---------------                  ------------
  Total bank loans                                                             16,113,227                     8,461,900

Less current installments                                                       2,282,575                     1,677,683
                                                                           --------------                  ------------
  Bank loans, excluding
  current installments                                                       $ 13,830,652                   $ 6,784,217
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

Due to former stockholders of Civil Service Employees Life Insurance Company
  resulting from the acquisition of such entity. 7% note payable in seven annual installments with principal
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




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000

6)       Notes and Contracts Payable (Continued)
         ----------------------------
                                                                                              December 31,
                                                                                              ------------
                                                                                   2002                          2001
                                                                                   ----                          ----

Other notes payable                                                                449,128                      512,213
                                                                             -------------                   ----------
Total notes and contracts payable                                                3,160,009                    3,635,776
Less current installments                                                          447,569                      600,894
                                                                            --------------                   ----------

Notes and contracts, excluding
current installments                                                            $2,712,440                   $3,034,882
                                                                                ==========                   ==========


The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

             2003                    $2,730,144
             2004                     3,801,840
             2005                     3,325,101
             2006                     2,145,441
             2007                     1,929,913
       Thereafter                     5,340,797
                                    -----------
            Total                   $19,273,236
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

11)  Capital Stock

The following table summarizes the activity in shares of capital stock for the three-year period ended December 31, 2002:

                                      Class A     Class C
                                      --------    -------
Balance at January 1, 2000          4,863,731    5,555,350

Stock Dividends                       243,393      277,515
Conversion of Class C to Class A          507       (5,060)
                                   ----------   ----------

Balance at December 31, 2000        5,107,631    5,827,805

Stock Dividends                       255,413      291,104
Conversion of Class C to Class A          547       (5,479)
                                   ----------   ----------

Balance at December 31, 2001        5,363,591    6,113,430

Exercise of stock options             132,371           --
Stock Dividends                       276,012      294,419
Conversion of Class C to Class A       22,518     (225,180)
                                   ----------   ----------

Balance at December 31, 2002        5,794,492    6,182,669
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

Activity of the 1987 Plan is summarized as follows:

                                       Number       Option
                                      of Shares     Price
                                      ----------  ----------
Outstanding at January 1, 2000        171,329    $3.89 - $4.28

   Dividend                             8,566
   Exercised                               --
                                      -------

Outstanding at December 31, 2000      179,895    $3.70 - $4.07
                                      -------

   Dividend                             8,995
   Exercised                               --
                                     --------

Outstanding at December 31, 2001      188,890    $3.53 - $3.88
                                    ---------

   Dividend                               576
   Exercised                         (119,974)
   Expired                            (58,773)
                                    ---------

Outstanding at December 31, 2002       10,719             $3.36
                                    =========

Exercisable at end of year             10,719             $3.36
                                    =========

Available options for future grant
   1987 Stock Incentive Plan           --
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

Activity of the 1993 Plan is summarized as follows:


                                  Number of Shares  Option Price
                                  ----------------  ------------
Outstanding at January 1, 2000        519,998       $2.22 - $3.96
   Dividend                            27,313
   Granted                             26,000
                                     --------

Outstanding at December 31, 2000      573,311       $2.12 - $3.77
   Dividend                            36,765
   Granted                            172,500
   Expired                            (10,513)
                                    ---------

Outstanding at December 31, 2001      772,063    $2.02 - $3.59
   Dividend                            21,077
   Granted                            185,250
   Expired                           (190,018)
   Exercised                         (283,703)
                                   ----------

Outstanding at December 31, 2002      504,669    $2.02 - $4.46
                                    =========

Exercisable at end of year            358,588    $2.02 - $4.46
                                    =========
Available options for future grant
   1993 Stock Incentive Plan          388,361
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

Statutory   net  income  and  statutory   stockholder's   equity  for  the  life
subsidiaries as reported to state regulatory authorities, is presented below:

                                             Statutory Net Income (Loss)
                                                   December 31,
                                        2002          2001            2000
                                        ----          ----            ----

Security National Life               1,547,253     $1,732,018       $796,047
Southern Security Life                (427,439)      (429,143)        80,477

                                              Statutory Stockholders' Equity
                                                    December 31,
                                        2002           2001           2000
                                        ----           ----           ----

Security National Life             $14,381,257    $16,316,605    $14,309,515
Southern Security Life               8,582,968      8,459,700      8,405,211

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





                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000


14)  Business Segment Information (Continued)
     -----------------------------
                                                                                  2002

                                      Life           Cemetery/                     Reconciling
                                    Insurance        Mortuary         Mortgage       Items       Consolidated
                                    ---------        --------         --------       -----       ------------
Revenues:
From external sources:
   Revenue from customers          $14,076,652     $11,256,069     $57,008,283     $         --      $82,341,004
   Net investment income             6,065,652       1,011,786       5,461,992               --       12,539,430
   Realized gains on investments       311,365         709,455              --               --        1,020,820
   Other revenues                       69,741          85,146         324,537               --          479,424

Intersegment revenues:
   Net investment income             4,741,338              --              --       (4,741,338)              --
                                 -------------   -------------    -------------    -------------    -------------
                                    25,264,748      13,062,456       62,794,812      (4,741,338)      96,380,678
                                 -------------   -------------    -------------    -------------    -------------
Expenses:
Death and other policy benefits      7,724,046              --              --               --        7,724,046
Increase in future policy benefits   6,031,685              --              --               --        6,031,685
Amortization of deferred policy
   acquisition costs and cost of
   insurance acquired                3,718,627         274,766              --               --        3,993,393
Depreciation                           383,139         678,851         167,513               --        1,229,503
General, administrative and
  other costs:
   Intersegment                          --             36,672         173,872         (210,544)              --
   Other                             5,670,217      10,604,689      53,617,818               --       69,892,724
Interest expense:
   Intersegment                         90,000         201,118       4,239,676       (4,530,794)              --
   Other                               321,896         428,498       1,219,948               --        1,970,342
                                  ------------   -------------    -------------    -------------    -------------
                                    23,939,610      12,224,594       59,418,827       (4,741,338)      90,841,693
                                  ------------   -------------    -------------    -------------    -------------
Earnings (losses)
   before income taxes              $1,325,138        $837,862      $ 3,375,985     $        --        $5,538,985
                                  ============    =============    =============    =============

Identifiable assets               $295,177,565     $42,255,381     $14,055,057     $(44,331,241)     $307,156,762
                                  ============   =============    =============    =============     =============

Expenditures for long-lived assets    $189,156        $677,561    $    482,035    $          --        $1,348,752
                                  ============    =============  =============    ==============     ============





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
                                     ============   ============   ============    ============    ============






                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2002, 2001, and 2000

14)  Business Segment Information (Continued)
     ----------------------------

                                                                             2000

                                        Life          Cemetery/                       Reconciling
                                     Insurance        Mortuary         Mortgage         Items         Consolidated
                                     ---------        --------         --------        ----------     ------------
Revenues:
From external sources:
   Revenue from customers             $12,875,585     $9,416,927     $22,921,585 $            --     $45,214,097
   Net investment income                8,222,688        716,813       3,196,571              --      12,136,072
   Realized gains on investments          423,805             --              --              --         423,805
   Other revenues                          85,927         23,479         195,480              --         304,886

Intersegment revenues:
   Net investment income                2,551,644             --              --      (2,551,644)             --
                                     ------------   ------------    ------------    ------------    ------------

                                       24,159,649     10,157,219      26,313,636      (2,551,644)     58,078,860
                                     ------------   ------------    ------------    ------------    ------------
Expenses:
Death and other policy benefits         5,662,062             --              --              --       5,662,062
Increase in future policy benefits      7,268,720             --              --              --       7,268,720
Amortization of deferred policy
   acquisition costs and cost of
   insurance acquired                   3,188,752             --              --              --       3,188,752
Depreciation                              322,418        451,259          61,744              --         835,421
General, administrative
      and other costs:
   Intersegment                                --         36,672         101,288        (137,960)             --
   Other                                5,585,178      9,369,839      22,796,596              --      37,751,613
Interest expense:
   Intersegment                                --        210,984       2,202,700      (2,413,684)             --
   Other                                  394,868        518,845       1,212,456              --       2,126,169
                                     ------------   ------------    ------------    ------------    ------------
                                       22,421,998     10,587,599      26,374,784      (2,551,644)     56,832,737
                                     ------------   ------------    ------------    ------------    ------------
Earnings (losses)
   before income taxes                 $1,737,651      $(430,380)       $(61,148$             --      $1,246,123
                                     ============   ============    ============    ============    ============

Identifiable assets                  $199,694,971    $36,704,436      $3,495,907    $(31,148,813)   $208,746,501
                                     ============   ============    ============    ============    ============

Expenditures for
   long-lived assets                     $260,836       $680,626        $220,856$             --      $1,162,318
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
                                         ===========   ===========


                                                                  Schedule II

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                                 Balance Sheets


                                          December 31,
                                      2002            2001
Assets
Cash                                $(3,870)         $1,065

Investment in subsidiaries
    (equity method)              50,069,998      46,128,864

Receivables:
    Receivable from
        affiliates               10,662,465       1,664,955
    Other                           (74,653)        (42,743)
                               ------------    ------------
       Total receivables         10,587,812       1,622,212
                               ------------    ------------

Property, plant and
    equipment, at cost,
    net of accumulated
    depreciation of $575,724
    for 2002 and $457,338
    for 2001                        415,144         427,345

Other assets                         66,915          21,366
                               ------------    ------------
    Total assets                $61,135,999     $48,200,852
                               ============    ============




















See accompanying notes to parent company only financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                           Balance Sheets (Continued)

                                                              December 31,
                                                        2002             2001

Liabilities:
Bank loans payable:
    Current installments                             $2,082,175      $1,386,857
    Long-term                                        11,400,191       4,168,453

Notes and contracts payable:
    Current installments                                    961         152,818
    Long-term                                                --              --

Advances from affiliated companies                   10,031,968      10,431,231

Other liabilities and accrued expenses                  965,555         996,228

Income taxes                                          2,141,738       1,095,947
                                                   ------------    ------------
    Total liabilities                                26,622,588      18,231,534
                                                   ------------    ------------
Stockholders' equity:
Common Stock:
    Class A:  $2 par value, authorized
        10,000,000 shares, issued 5,794,492
        shares in 2002 and 5,363,591 shares
        in 2001                                      11,588,984      10,727,182
    Class C:  $0.20 par value,
        authorized 7,500,000 shares, issued
        6,182,669 shares in 2002 and 6,113,430
         shares in 2001                               1,236,533       1,222,686
                                                    -----------     -----------
Total common stock                                   12,825,517      11,949,868

Additional paid-in capital                           11,280,842      10,168,523
Accumulated other comprehensive income                1,191,863       1,223,930
Retained earnings                                    11,992,542       9,989,230
Treasury stock at cost
    (1,151,811 Class A shares and
     71,749 Class C shares in 2002;
     1,294,716 Class A shares and 68,332
     Class C shares in 2001, held by
     affiliated companies)                           (2,777,353)     (3,362,233)
                                                   ------------    ------------
Total stockholders' equity                           34,513,411      29,969,318
                                                   ------------    ------------
    Total liabilities and
        stockholders' equity                        $61,135,999     $48,200,852
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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)
                             Statements of Cash Flow


                                                    Year Ended December 31,
                                                    -----------------------
                                               2002        2001           2000
Cash flows from operating activities:
    Net earnings                           $3,991,280   $2,840,780    $895,729
Adjustments to reconcile net earnings
      to net cash provided by
      operating activities:
      Depreciation and amortization           118,386      113,042      29,904
      Undistributed (earnings) losses
         of affiliates                     (4,870,007)  (4,003,856)    143,199
      Provision for income taxes            1,045,791      531,271     373,075
    Change in assets and liabilities:
      Accounts receivable                      31,909       60,751         558
      Other assets                            (45,549)      25,638      25,637
      Other liabilities                       (30,673)     282,349       1,836
                                          -----------   ----------  ----------
Net cash provided by operating activities     241,137     (150,025)  1,469,938
                                          -----------  -----------  ----------

Cash flows from investing activities:
    Dividends received from subsidiaries    2,381,687           --          --
    Purchase of equipment                    (106,185)      (2,954)   (556,802)
    Investment in subsidiaries               (900,000)          --          --
                                          -----------  -----------  ----------
Net cash used in investing activities       1,375,502       (2,954)   (556,802)
                                          -----------  -----------  ----------

Cash flows from financing activities:
    Proceeds from advances from affiliates (9,396,773)   1,922,758     303,299
    Payments of advances to affiliates             --      (28,998)   (101,514)
    Payments of notes and contracts payable (1,224,801)  (1,676,940) (1,128,972)
    Purchase of treasury stock                     --     (783,086)         --
    Proceeds from borrowings on notes and
     contracts payable                     9,000,000      750,000          --
                                           ----------  ----------- -----------
Net cash provided (used) by
      financing activities                 (1,621,574)     183,734    (927,187)
                                          -----------  ----------- -----------
Net change in cash                             (4,935)      30,755     (14,051)
Cash at beginning of year                       1,065      (29,690)    (15,639)
                                          -----------  ----------- -----------
Cash at end of year                           $(3,870)      $1,065    $(29,690)
                                          ===========  =========== ===========










See accompanying notes to parent company only financial statements.


                                                     Schedule II (Continued)

                     SECURITY NATIONAL FINANCIAL CORPORATION
                Notes to Parent Company Only Financial Statements


1) Bank Loans Payable

  Bank loans payable are summarized as follows:
                                                                                            December 31,
                                                                                        2002            2001
$4,171,803 revolving line of credit at 6.15% interest payable monthly and a reduction in principal due due in semi-annual installments collateralized by
    15,000 shares of Security National Life Insurance Company
    stock,  due December 2005.                                                  $ 3,144,672              $ 3,703,767

6.59% note payable in monthly installments of $34,680 including principal and interest, collateralized by 15,000 shares of Security National Life stock,
    due December 2004.                                                              727,524                1,101,543

7.35% note payable in monthly installments of $14,975 including principal and interest collateralized by 15,000 shares of Security National Life Insurance
    Company stock, due December 2006.                                               610,170                  750,000

Bank prime rate less .28% (4.22% at December 31, 2002) Note payable interest only to July 2, 2003, thereafter interest plus monthly principal payment of
    $116,883, collateralized by 15,000 shares of Security National Life
    Insurance Company stock, due January 2010.                                    9,000,000                    --
                                                                                -----------           ---------------

        Total bank loans                                                         13,482,366                5,555,310

      Less current installments                                                   2,082,175                1,386,857
                                                                                -----------              -----------
      Bank loans, excluding current
      installments                                                              $11,400,191               $4,168,453
                                                                                ===========               ==========

2)  Notes and Contracts Payable
                                                                                            December 31,
                                                                                        2002            2001
    Notes and contracts are summarized as follows:

    Due to former stockholders of Civil Service Employees Life Insurance Company
      resulting from the acquisition of such entity. 7% note payable in seven annual principal payments
      of $151,857 paid in full December 2002                                    $     --                   $   151,857

    Other                                                                                961                       961
                                                                                -------------              -----------
    Total notes and contracts                                                            961                   152,818
                                                                                ---------------            -----------
    Less current installments                                                            961                   152,818
                                                                               ----------------            -----------
    Notes and contracts, excluding current installments                         $      --                  $    --
                                                                                ===============            ===========


                     SECURITY NATIONAL FINANCIAL CORPORATION
                Notes to Parent Company Only Financial Statements


The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

              2003                    $ 2,083,136
              2004                      3,019,075
              2005                      2,715,818
              2006                      1,574,384
              2007                      1,402,596
              Thereafter                2,688,318
                                    -------------
              Total                   $13,483,327
                                      ===========

3)  Advances from Affiliated Companies

                                                           December 31,
                                                       2002             2001
         Non-interest bearing advances
           from affiliates:
         Cemetery and Mortuary
              subsidiary                            $ 1,366,930    $  1,366,930
         Life Insurance subsidiary                    8,655,038       9,054,301
         Mortgage subsidiary                             10,000          10,000
                                                    -----------     -----------
                                                    $10,031,968     $10,431,231
                                                    -----------     -----------
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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                   Reinsurance


                                                                                  Percentage
                                           Ceded to      Assumed                  of Amount
                             Direct         Other       from Other     Net         Assumed
                             Amount       Companies     Companies     Amount       to Net
2002
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

2001
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

2000
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
                          ===========   ===========   ===========   ===========   =======



                                                                 Schedule V

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                        Valuation and Qualifying Accounts


                                        Balance at  Additions Charged  Deductions     Balance
                                        Beginning     to Costs      Disposals and     at End of
                                        of Year     and Expenses     Write-offs         Year
                                        ---------   -----------     ----------        --------

For the Year Ended December 31, 2002
Accumulated depreciation
    on real estate                     $3,404,644     $323,895     $     --         $3,728,539

Accumulated depreciation
    on property, plant
    and equipment                       7,685,613    1,229,504      (11,920)         8,903,197

Allowance for doubtful accounts         2,287,241      517,299     (419,231)         2,385,309

Allowance for real  estate losses         119,269           --     (119,269)           --

For the Year Ended December 31, 2001
Accumulated depreciation
   on real estate                      $3,088,761     $321,234      $(5,352)        $3,404,643

Accumulated depreciation
   on property, plant
   and equipment                        6,699,141    1,029,137      (42,665)         7,685,613

Allowance for doubtful accounts         1,656,223      832,798     (201,780)         2,287,241

Allowance for real estate losses               --      119,269           --            119,269

For the Year Ended December 31, 2000
Accumulated depreciation
   on real estate                      $2,722,024     $366,737  $        --         $3,088,761

Accumulated depreciation
   on property, plant
   and equipment                        5,989,643      835,421     (125,923)         6,699,141

Allowance for doubtful accounts         1,467,954      190,930       (2,661)         1,656,223

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


Name                     Age     Position with the Company
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

Aggregated Option/SAR Exercised in Last Fiscal Year and Fiscal Year-End Option/SAR Values:


                                                       Number of
                                                       Securities
                                                       Underlying                       Value of
                                                       Unexercised                     Unexercised
                                                       Options/SARs                    In-the-Money
                                                           at                         Options/SARs at
                   Shares                              December 31,                    December 31,
                 Acquired on                             2002(#)                          2002
                  Exercise         Value              -------------                   --------------
Name                (#)           Realized   Exercisable     Unexercisable      Exercisable    Unexercisable
----              --------        --------   -----------     -------------      -----------    -------------
George R.
  Quist            44,946       $233,719       84,000            44,100          $192,120        $192,075
Scott M.
  Quist            56,341       $292,975       42,000            44,100          $113,100        $201,675

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


         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth security ownership information of the Company's Class A and Class C Common Stock as of March 31, 2003 (i) for persons who own beneficially more than 5% of the Company's outstanding Class A or Class C Common Stock, (ii) each director of the Company, and (iii) for all executive officers and directors of the Company as a group.

                                                                                                          Class A and
                                              Class A                     Class C                           Class C
                                           Common Stock                Common Stock                      Common Stock
                                           ------------                ------------                      ------------
                                    Amount                         Amount                           Amount
                              Beneficially          Percent     Beneficially      Percent        Beneficially         Percent
Name and Address (1)                Owned          of Class         Owned        of Class            Owned           of Class
----------------                   -------         --------         -----        --------            -----           --------
George R. and Shirley C. Quist
  Family Partnership, Ltd. (2)     383,899            7.0%       3,045,052         49.9%          3,428,951          29.7%
  4491 Wander Lane
  Salt Lake City, UT 84117
Employee Stock
  Ownership Plan (ESOP) (3)        507,490            9.3%       1,408,653         23.1%          1,916,143          16.6%
George R. Quist (4)(5)(6)(7)(8)    388,728            7.1%         428,207          7.0%            816,935           7.1%
Associated Investors (9)            84,170            1.5%         594,658          9.7%            678,828           5.9%
Scott M. Quist (4)(6)(7)(10)       299,106            5.5%         233,178          3.8%            532,284           4.6%
G. Robert Quist (11)               103,794            1.9%         221,363          3.6%            325,157           2.8%
Ault Glazer & Co.  Investment
  Management LLC (12)              308,863            5.7%            --             *              308,863           2.7%
  100 Wilshire Blvd., 15th Floor
  Santa Monica, CA 80401
J. Lynn Beckstead, Jr. (13)         89,449            1.6%            --             *               89,449            *
Stephen M. Sill (14)                45,261            *               --             *               45,261            *
Robert G. Hunter, M.D (4)(6)(15)     4,563            *               --             *                4,563            *
Norman G. Wilbur (16)                3,357            *               --             *                3,357            *
Charles L. Crittenden (17)           3,321            *               --             *                3,321            *
H. Craig Moody (18)                  3,100            *               --             *                3,100            *
All directors and executive officers
  as a group (9 persons)
    (4)(5)(6)(7)                 1,324,578        24.3%          3,927,800         64.3%          5,252,378          45.4%
----------------
*   Less than 1%

(1) Unless otherwise indicated, the address of each listed stockholder is c/o 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.

(2) This stock is owned by the George R. and Shirley C. Quist Family Partnership, Ltd., of which George R. Quist is the general partner.

(3) The trustees of the Employee Stock Ownership Plan (ESOP) are George R. Quist, Scott M. Quist, and Robert G. Hunter, who exercise shared voting and investment powers.

(4) Does not include 507,490 shares of Class A Common Stock and 1,408,653 shares of Class C Common Stock owned by the Company's Employee Stock Ownership Plan (ESOP), of which George R. Quist, Scott M. Quist, and Robert
     G. Hunter are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

(5) Does not include 84,170 shares of Class A Common Stock and 594,658 shares of Class C Common Stock owned by Associated Investors, a Utah general partnership, of which George R. Quist is the managing partner and, accordingly, exercises voting and investment powers with respect to such shares.

(6) Does not include 171,222 shares of Class A Common Stock owned by the Company's 401(k) Retirement Savings Plan, of which George R. Quist, Scott
     M. Quist, and Robert G. Hunter are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(7) Does not include 76,997 shares of Class A Common Stock owned by the Company's Deferred Compensation Plan, of which George R. Quist and Scott M. Quist are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(8)  Includes options to purchase 184,000 shares of Class A Common Stock granted
     to  George  R.  Quist  that  are  currently   exercisable  or  will  become
     exercisable within 60 days of March 31, 2003.

(9) The managing partner of Associated Investors is George R. Quist who exercises voting and investment powers.

(10) Includes options to purchase 112,000 shares of Class A Common Stock granted to Scott M. Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2003.

(11) Includes  options to purchase 40,250 shares of Class A Common Stock granted
     to  G.  Robert  Quist  that  are  currently   exercisable  or  will  become
     exercisable within 60 days of March 31, 2003.

(12) Based on a Schedule 13D dated January 8, 2003, filed jointly by Ault Glazer & Company Investment Company LLC ("Ault Glazer & Company") and Milton C. Ault, III, Managing Director and Chief Investment Officer of Ault Glazer & Company. According to the Schedule 13D, Ault Glazer & Company reported the beneficiary ownership of 308,863 shares of Class A Common Stock (as adjusted to reflect the 5% stock dividend issued on February 28, 2003). Mr. Ault has sole voting and investment powers with respect to such shares.

(13) Includes options to purchase 58,076 shares of Class A Common Stock granted to Mr. Beckstead that are currently exercisable or will become exercisable within 60 days of March 31, 2003.

(14) Includes options to purchase 15,250 shares of Class A Common Stock granted to Mr. Sill that are currently exercisable or will become exercisable within 60 days of March 31, 2003.

(15) Includes options to purchase 2,261 shares of Class A Common Stock granted to Mr. Hunter that are currently exercisable or will become exercisable within 60 days of March 31, 2003.

(16) Includes options to purchase 2,261 shares of Class A Common Stock granted to Mr. Wilbur that are currently exercisable or will become exercisable within 60 days of March 31, 2003.

(17) Includes options to purchase 2,261 shares of Class A Common Stock granted to Mr. Crittenden that are currently exercisable or will become exercisable within 60 days of March 31, 2003.

(18) Includes options to purchase 2,261 shares of Class A Common Stock granted to Mr. Moody that are currently exercisable or will become exercisable within 60 days of March 31, 2003.

The Company's officers and directors, as a group, own beneficially approximately 45.4% of the outstanding shares of the Company's Class A and Class C Common Stock.

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

      D. 2000 Director Stock Option Plan (12)

      E. Promissory Note with Key Bank of Utah (4)

      F. Loan and Security Agreement with Key Bank of Utah (4)

      G. General Pledge Agreement with Key Bank of Utah (4)

      H. Note Secured by Purchase Price Deed of Trust and Assignment of Rents with the Carter Family Trust and the Leonard M. Smith Family Trust(5)

      I. Deed of Trust and Assignment of Rents with the Carter Family Trust and the Leonard M. Smith Family Trust (5)

      J. Promissory Note with Page and Patricia Greer (6)

      K. Pledge Agreement with Page and Patricia Greer (6)

      L. Promissory Note with Civil Service Employees Insurance Company (7)

      M. Deferred Compensation Agreement with William C. Sargent (8)

      N. Employment Agreement with Scott M. Quist (8)

      O. Acquisition Agreement with Consolidare Enterprises, Inc., and certain shareholders of Consolidare (9)

      P. Agreement and Plan of Merger between Consolidare Enterprises, Inc., and SSLIC Holding Company (10)

      Q. Administrative Services Agreement with Southern Security Life Insurance Company (11)

      R. Promissory Note with George R. Quist (13)

      S. Deferred Compensation Plan (14)

      T. Coinsurance Agreement between Security National Life and Acadian (15)

      U. Assumption Agreement among Acadian, Acadian Financial Group, Inc., Security National Life and the Company (15)

      V. Asset Purchase Agreement between Acadian, Acadian Financial Group, Inc., Security National Life and the Company (15)

      W. Promissory Note with Key Bank of Utah (16)

      X. Loan and Security Agreement with Key Bank of Utah (16)

         (1) Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987

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

        (13) Incorporated by reference from Report on Form 10-K, as filed on April 16, 2001

        (14) Incorporated by reference from Report on Form 10-K, as filed on April 3, 2002

        (15) Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003

        (16) Incorporated by reference from Report on Form 10-K, as filed on April 15, 2003


    21.  Subsidiaries of the Registrant

    (b)  Reports on Form 8-K:

         Asset purchase transaction with Acadian Life Insurance Company on December 23, 2002:

              Form 8-K filed on January 7, 2003
              Form 8-K/A filed on January 8, 2003
              Form 8-K/A-2 filed on March 10, 2003

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SECURITY NATIONAL
                                            FINANCIAL CORPORATION


Dated:  June 3, 2003                         By: George R. Quist,
                                                 ---------------
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                              DATE

George R. Quist          Chairman of the                      June 3, 2003
                         Board and Chief Executive
                         Officer (Principal
                         Executive Officer)

Scott M. Quist           President, General Counsel, Chief
                         Operating Officer  and Director      June 3, 2003

Stephen M. Sill          Vice President,
                         Treasurer and Chief
                         Financial Officer (Principal
                         Financial and Accounting
                         Officer)                             June 3, 2003

G. Robert Quist          First Vice President and Secretary   June 3, 2003

J. Lynn Beckstead, Jr.   Vice President and Director          June 3, 2003

Charles L. Crittenden    Director                             June 3, 2003

H. Craig Moody           Director                             June 3, 2003

Norman G. Wilbur         Director                             June 3, 2003

Robert G. Hunter         Director                             June 3, 2003

                                 CERTIFICATIONS


I, George R. Quist, certify that:

1. I have reviewed this annual report on Form 10-K/A of Security National Financial Corporation.

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

Date: June 3, 2003

                                        By:      George R. Quist
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                 CERTIFICATIONS

I, Stephen M. Sill, certify that:

1. I have reviewed this annual report on Form 10-K/A of Security National Financial Corporation.

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

Date:  June 3, 2003

                                        By:      Stephen M. Sill
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer

                                  EXHIBIT 99.1
                            CERTIFICATION PURSUANT TO
                                18 U.S.C.ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Security National Financial Corporation (the "Company") on Form 10-K/A for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

George R. Quist
Chief Executive Officer
June 3, 2003

                                  EXHIBIT 99.2
                            CERTIFICATION PURSUANT TO
                                18 U.S.C.ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Security National Financial Corporation (the "Company") on Form 10-K/A for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Stephen M. Sill
Chief Financial Officer
June 3, 2003

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                          Year Ended December 31, 2003

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

         Hawaiian Land Holdings

         SSLIC Holding Company

         Insuradyne Corporation

         Southern Security Life Insurance Company

                                    Exhibit W
                                 Promissory Note

$9,000,000                                                    December 24, 2002
                                                           Salt Lake City, Utah


                                 PROMISSORY NOTE


This Promissory Note is made and given on the day first written above by SECURITY NATIONAL FINANCIAL CORPORATION, a Utah corporation ("Borrower"), as maker, to and for the benefit of KEYBANK NATIONAL ASSOCIATION, a national banking association, and its successors and assigns ("Lender") as payee. Borrower and Lender are parties to that certain "Loan and Security Agreement" of even or recent dater herewith (the "Agreement") pursuant to which Lender agreed to make a loan to Borrower in the original principal amount of $9,000,000.00 (the "Loan") upon the terms and conditions therein set forth. This Promissory
Note is made in connection with the Agreement and is the Promissory Note referred to therein. Capitalized terms used in this Promissory Note which are not defined herein shall have the meanings given them in the Agreement.

1. Promise to Pay Principal and Interest. For value received, Borrower promises to pay to Lender the principal sum of NINE MILLION DOLLARS AND NO/100 DOLLARS ($9,000,000.00), together with interest on the unpaid principal balance at a variable or floating rate equal to the sum of an index and a margin, where the index is Lender's Prime Rate and the margin is a minus twenty-eight (-28) basis points (i.e., -.28%) per annum, the sum of which is the "Effective Rate". Changes to the Effective Rate will be made on the same day as changes occur to Lender's Prime Rate. Lender need not give Borrower prior notice of any changes in the Prime Rate. Interest will be calculated on a basis of 360-day year and charged for the actual number of days elapsed. As used herein, the term "Prime Rate" means the interest rate established and designated as such from time to time by Lender. Such rate is an index based on certain factors selected from time to time by Lender such as the prime or the base lending rates announced by other financial institutions. The Prime Rate serves as the basis upon which effective rates of interest are calculated for variable-rate loans made by Lender which use that term as an index. Prime Rate does not necessarily mean the lowest or best rate at which Lender may make a loan or otherwise extend credit.

2. Repayment. Borrower shall pay accrued interest on the outstanding principal balance monthly commencing on February 1, 2003, and continuing on the first day of each month thereafter to and including July 1, 2003. Commencing on August 1, 2003, and continuing on the first day of each month thereafter, Borrower shall make monthly payments equal to the sum of (a) $125,000.00 principal reduction, and (b) accrued interest; provided, however, if Borrower enters into an interest rate hedge or "swap" agreement with Lender or one of Lender's affiliates, the monthly payment of amount shall be adjusted based on such swap agreement, and Borrower and Lender shall attach a payment schedule as an exhibit to this Promissory Note to reflect such monthly payment amounts. Notwithstanding anything in the Agreement, this Promissory Note, or the other Loan Documents to the contrary, the entire unpaid principal balance of the Loan and this Promissory Note, together with all accrued interest and other unpaid charges due to Lender pursuant to the Agreement, this Promissory Note, and the other Loan Documents, shall be due and payable on January 1, 2010. All payments shall be made in lawful currency of the United States of America at KeyBank Tower, Suite 2007, 50 South Main Street, Salt Lake City, Utah 84144, or such other place as the holder of the Promissory Note may designate. Payments falling due on a day that is a Saturday, Sunday, or other day on which commercial banks in the State of Utah are required or authorized to be closed for the general transaction of banking business shall be due on the next succeeding business day; provided, however, for purposes of determining late charges or other matters that are determined or calculated with respect to the date a payment is due, all payments shall be considered to be due on the originally-scheduled payment date. All payments received by Lender under the Promissory Note or otherwise on account of the obligations or indebtedness evidenced hereby, shall be applied in the following priority: First, to the payment of late charges; Second, to the payment of any costs and expenses incurred by Lender under the Promissory Note for which Borrower has agreed to pay or reimburse Lender; Third, to the payment of accrued interest; and Fourth, to the payment of principal. Notwithstanding, the foregoing, upon the occurrence of an Event of Default, as hereinafter defined, Lender may, in its sole discretion, alter the priority of payments among the above-described categories.

3. Late Charges. If any payment is not paid within ten (10) days after it's scheduled payment date, Borrower agrees to pay a late charge equal to the greater of $50 or five percent (5%) of the amount of the delinquent payment. The late charge is intended to cover, in part, the extra expense of Lender in handling such delinquent payment and its loss opportunity costs. Borrower acknowledges that it would be impractical for the Borrower and Lender to determine the exact amount of damages Lender will incur if a payment is delinquent, and that the amount set forth in this Paragraph 3 is a good faith estimate of, and shall be presumed to be, the amount of damages that will be sustained by Lender as a result of a delinquent payment. Acceptance by Lender of any late charge shall not be construed as a waiver any other right or remedy Lender may have with respect to a delinquent payment

4. Default Interest Rate. Upon the occurrence of an Event of Default and during the continuance thereof, the margin used to compute the Effective Rate shall, at Lender's sole option and without prior notice to Borrower, immediately increase by an additional four hundred (400) basis points (i.e., 4%) and shall continue at such rate, both before and after judgment, until the Loan has been repaid in full and all of Borrower's other obligations to Lender under this Promissory Note, the Agreement, and the other Loan Documents have been fully paid and discharged.

5.   Collateral.   The  obligations  and  liabilities  of  Borrower  under  this
     Promissory  Note are secured by  Collateral  described  in the Agreement.

6. Events of Default; Remedies. The occurrence of an Event of Default under the Agreement shall constitute a default under this Promissory Note. Upon the occurrence of an Event of Default, Lender shall have all of the rights and remedies set forth in the Agreement. Without limiting the foregoing, Lender may accelerate the entire unpaid principal balance of this Promissory Note, together with accrued interest thereon, and declare the same to be immediately due and payable without presentment, demand, protest, or other notice of any kind. Without waiving any right or remedy available to it, Lender may proceed against Borrower, Guarantor, or any Collateral simultaneously or in any order it chooses. To the fullest extent permitted by law, Borrower waives any rights to presentment, demand, protest, or notice of any kind in connection with the Agreement, this Promissory Note, or the other Loan Documents. No failure or delay on the part of Lender in exercising any right, power, or privilege hereunder will preclude any other or further exercise thereof or the exercise of any other right, power, or privilege.

7. Governing Law. This Promissory Note is deemed to be negotiated, delivered, and to be performed in Salt Lake City, Utah, and shall be governed and construed in accordance with the laws of the State of Utah.

8. Conflicts with Loan Agreement. In the event of a conflict or inconsistency between any term or provision contained in this Promissory Note and any term or provision contained in the Agreement, the terms and provisions of this Promissory Note shall have priority over the terms and provisions of the Agreement.


                                            SECURITY NATIONL FINANCIAL
                                            CORPORATION, a Utah corporation




                                            By:  s/s  Scott M. Quist
                                                 President

                                    Exhibit W

                                    Exhibit X
          Loan and Security Agreement with KeyBank National Association


                           LOAN AND SECURITY AGREEMENT


     This Loan and Security Agreement (this "Agreement") is made and entered into in Salt Lake City, Utah, this 24th day of December, 2002, by and between KEYBANK NATIONAL ASSOCIATION, a national banking association ("Lender"), and SECURITY NATIONAL FINANCIAL CORPORATION, a Utah corporation ("Borrower"). Borrower and Lender are sometimes referred to herein, collectively, as the "Parties."

     In consideration of the mutual covenants and agreements contained herein, the Parties agree as follows:

1. Term Loan. Subject to all of the terms and conditions contained in this Agreement, Lender agrees to make a loan (the "Loan") to Borrower in the principal amount of NINE MILLION AND NO/100 DOLLARS ($9,000,000). The Loan is a non-revolving line of credit that will be fully disbursed at the time of closing. In connection herewith, and as further evidence of the Loan, Borrower, as maker, shall execute and deliver to Lender, as payee, a promissory note (the "Promissory Note") for the amount of Loan, which Promissory Note shall be in form and content satisfactory to Lender. All sums advanced on the Loan pursuant to the terms of this Agreement shall be deemed advances or disbursements of principal under the Promissory Note.

2. Commercial Purpose of Loan. The purpose of the Loan is to provide funds for the acquisition by Borrower or one or more of its subsidiaries of the capital stock in, or the book of insurance business, of Gulf National Life. No other use of the proceeds of this Promissory Note shall be made without Lender's prior written consent.


3. Interest; Default Interest. All sums advanced or disbursed pursuant to this Agreement and the Promissory Note shall bear interest form the date hereof until paid in full, both before and after judgment, at a variable or floating rate equal to the sum of an index and a margin (the sum of which is the "Effective Rate") where the index is the Prime Rate and the margin is a minus twenty-eight
(28) basis points (i.e., - .28%) per annum. Adjustments to the Effective Rate shall be made on and as of the same day that changes occur to the Prime Rate. As used herein, "Prime Rate" means the percentage rate of interest designated from time to time by Lender as its "prime" or base lending rate. The Prime Rate is based on certain factors which Lender selects from time to time, such as the prime or base lending rates of other financial institutions. The Prime Rate is an index used by Lender to establish the effective interest rate for variable-rate loans made by it which use that term as an index. Prime Rate does not necessarily mean the lowest or best rate at which Lender may make loans or extend credit. Interest will be calculated on the basis of a 360-day year and charged for the actual number of days elapsed. Upon the occurrence of an Event of Default (as hereinafter defined) and during the continuance thereof, the margin used to compute the Effective Rate shall, at Lender's sole option and without prior notice to Borrower, immediately increase by an additional four hundred (400) basis points (i.e., 4%) and shall continue at such rate, both before and after judgment, until the Loan and the Promissory Note have been repaid in full and all of Borrower's other obligations to Lender thereunder have been fully paid and discharged.

4. Payments. Borrower shall make payments in the amounts, at the times, and in the manner set forth in the Promissory Note. The Parties contemplate that Borrower will enter into an interest rate hedge, derivative, or "swap" agreement with Lender or an affiliate of Lender in connection with the Loan, upon terms and conditions as may be mutually satisfactory to them. If Borrower and Lender enter into such interest rate hedge, derivative, or swap agreement, the monthly payment amount due under the Promissory Note shall be adjusted in accordance with a schedule or exhibit or be attached thereto.

5. Late Charges. If any payment is not paid within five (5) days after it's scheduled payment date, Borrower agrees to pay a late charge equal to the greater of $50 or five percent (5%) of the amount of the delinquent payment. The late charge is intended to cover, in part, the extra expense of Lender in handling such delinquent payment and loss opportunity costs. Borrower acknowledges that it would be impractical for the Parties to determine the exact amount of damages Lender will incur if a payment is delinquent, and that the amount set forth in this Paragraph 5 is a good faith estimate of, and shall be presumed to be, the amount of damages that will be sustained by Lender as a result of a delinquent payment. Nothing herein shall be construed to waive any other right or remedy Lender may have with respect to a delinquent payment.

6. Loan Fees and Other Expenses. Borrower agrees to pay to Lender a loan or commitment fee in the amount of $9,000.00 upon execution of this Agreement. Such loan or commitment fee shall be deemed fully earned and non-refundable. In addition, Borrower agrees to pay or reimburse Lender for all of Lender's costs and expenses incurred by Lender in connection with the transaction contemplated herein, including without limitation filing fees and reasonable attorney's fees and expenses. Such costs and expenses shall be due and payable upon execution of this Agreement, or if incurred thereafter, upon demand by Lender.

7. Collateral. The obligations, undertakings, liabilities and indebtedness of Borrower with respect to the Loan or in any manner arising under this Agreement, the Promissory Note, the other Loan Documents (as hereinafter defined), and any obligation or liability that Borrower may now or hereafter owe to Lender in connection with or arising from any interest rate hedge, derivative, or "swap" agreement made with respect to the Loan, including without limitation obligations which may arise pursuant to any "ISDA Master Agreement" and any schedules thereto, whether presently existing or hereafter arising or entered into, and any early termination fees (collectively, the "Obligation") shall be secured by, and Borrower hereby assigns, transfers, and conveys to Lender, and grants Lender a security interest in and to, the following (collectively, the "Collateral"):

(a) All of the issued and outstanding capital stock (the "Pledged Stock") of Security National Life Insurance Company, a Utah corporation ("SNLIC"), a wholly owned subsidiary of Borrower. Without limiting the foregoing, Lender shall have a security interest in that certain stock certificate Number 1 representing 15,000 shares of common stock in SNLIC (the "Pledged Stock Certificate")

(b) All shares and associated rights and interests resulting or derived from the Pledged Stock, including without limitation stock issued in connection with forward and reverse stock splits, stock dividends, warrants, stock appreciation rights, and stock and other consideration or distributions received with respect to or on account of Pledged Stock in any merger, consolidation, reorganization, recapitalization, or similar transaction.

(c) All dividends and distributions, whether in cash or kind, made with respect to, or on account of, the Pledged Stock.

(d)  All products and proceeds from any of the foregoing.

     Borrower shall execute and deliver to Lender, or shall cause to be executed and delivered to Lender, such assignments, security agreements, UCC financing statements (including continuation statements and amendments), pledges, hypothecations, consents, acknowledgments, and other documents and instruments, and shall take such other action, as Lender may request to further effect or perfect its security interest in the Collateral. Such documents, together with this Agreement, the Promissory Note, and the Guaranty (as hereinafter defined) are referred to as the "Loan Documents". Borrower agrees that the Pledged Stock, together with any additional stock that may be issued with respect thereto or issued in conversion or exchange thereof, shall be delivered to and held by Lender or its nominee at all times, and agrees to take all necessary action to effect such delivery. Notwithstanding the foregoing, the Parties acknowledge that Lender is currently holding the Pledge Stock Certificate in its possession pursuant to a "Commercial Pledge and Security Agreement" dated December 8, 1998 (the "Pledge Agreement"), and is holding the same as security for certain other loans and extensions of credit made by Lender to Borrower. The Parties agree that the term "Indebtedness" as used in the Pledge Agreement shall include, without limitation, the Obligations, and that the Pledge Agreement constitutes one of the Loan Documents.

8. Guarantor. The Obligation of Borrower to Lender shall be absolutely and unconditionally guaranteed by SECURITY NATIONAL LIFE INSURANCE COMPANY, a Utah corporation ("Guarantor"), using a form of guaranty agreement satisfactory to Lender (the "Guaranty").

9. Conditions Precedent. Lender shall not be required to make any disbursement on the Loan or under the Promissory

Note unless and until the following conditions have been, and continue to be, met to the satisfaction of the Lender:

(a) This Agreement, the Promissory Note, the Guaranty, and any other Loan Documents required by Lender shall have been duly executed by the parties thereto, acknowledged (if required), and delivered to Lender, and the same shall be in full force and effect.

(b) Borrower shall have provided evidence satisfactory to Lender that Borrower and any other person signing any Loan Document (other than Lender) have the authority to do so.

(c) The representations and warranties contained in this Agreement and the other Loan Documents executed by Borrower (including without limitation the Pledge Agreement) shall be true and correct in all material respects.

(d) The security interest of Lender in and to the Collateral shall be valid, perfected, in full force and effect, and shall constitute a first lien position senior in interest and right to all other liens, claims, and encumbrances.

(e) No Event of Default shall have occurred and be continuing, and no condition shall exist or event shall have occurred which, with the giving of notice or the lapse of time or both, would constitute an Event of Default.

     Notwithstanding anything in this Agreement or the other Loan Documents to the contrary, the foregoing conditions are solely for the benefit and protection of Lender. Lender may, in its sole discretion, waive or defer the performance of any condition on one or more occasions. Any such waiver or deferral shall not establish a course of dealings or otherwise obligate Lender to waiver or defer any condition on other occasions.

10. Representations and Warranties. In order to induce Lender to enter into this Agreement and to make the Loan, Borrower represents and warrants to Lender as follows:

(a) Borrower is a corporation, duly organized, validly existing, and in good standing under the laws of the State of Utah with the power to own its assets and to transact business in Utah, and in such other states where its business is conducted and it is required to be registered or otherwise qualified to transact business.

(b) Borrower has all requisite authority and power to execute and deliver this Agreement, the Promissory Note, and any other Loan Document to which it is a party, and to perform its obligations thereunder and any condition or obligation imposed under the terms thereof.

(c) The execution, delivery and performance by Borrower of this Agreement, the Promissory Note, and other Loan Document, and each document incident hereto will not violate any provision of any applicable law, regulation, order, judgment, decree, article of incorporation, by-law, indenture, contract, agreement, or other undertaking to which Borrower is a party, or which purports to be binding on Borrower or its assets and will not result in the creation or imposition of a lien on any of its assets, other than the security interest granted to Lender and the Permitted Encumbrances.


(d) There is no action, suit, investigation, or proceeding pending or, to the knowledge of Borrower, threatened, against or affecting Borrower or any of its assets which, if adversely determined, would have a material adverse affect on the financial condition of Borrower or the operation of its business.

(e) Any financial statements which have heretofore been provided to Lender by Borrower or at Borrower's request, are correct and complete in all material respects, and truly, fairly, and accurately represent the financial position of Borrower as of the date of such financial statements. Since the date of such statements there have been no material adverse changes

(f) No information or report furnished by Borrower to Lender in connection with its request or application for the Loan or in the negotiation of this Agreement or any other Loan Document contained any material misstatement of fact or omitted to state a material fact or any fact necessary to make the statements contained therein not misleading.

(g) Borrower has (1) filed all applicable federal, state, and local tax returns or other statements required to be filed in connection with its business, including those for income taxes, sales taxes, property taxes, payroll taxes, payroll withholding amounts, FICA contributions, and similar items;
     (2) maintained appropriate reserves for the accrual of the same; and (3) paid when due all such taxes, or sums or assessments made in connection therewith. Provided, however, that (until distraint, foreclosure, sale, or similar proceedings have been commenced) nothing herein will require Borrower to pay any sum or assessment, the validity of which is being contested in good faith by proceedings diligently pursued and as to which adequate reserves have been made.

(h) Lender's security interest in the Collateral is in a first lien position senior in right and title to all other liens, claims, and encumbrances of any kind.

(i) Borrower is not engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (as defined in Regulation U issued by the Board of Governors of the Federal Reserve System), and no proceeds of the Loan will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carry margin stock in violation of Regulation U.

(j) As used in this Agreement, "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, together with all regulations issued pursuant thereto; "ERISA Affiliate" means each trade or business (whether or not incorporated) which, together with Borrower, will be treated as a single employer under ERISA; "Plan" means any plan defined in Section 4021(a) of the Internal Revenue Code or in respect of which Borrower is an "employer" or a "substantial employer" as said terms are defined in ERISA; and "Prohibited Transaction" means any transaction described in Section 406 of ERISA which is not otherwise exempt and any transaction described in
     Section 4975(c) of the Internal Revenue Code which is not otherwise exempt. Except as has been disclosed to Lender in writing on or before the date hereof, neither Borrower nor any of its ERISA Affiliates nor any Plan is in material violation of any provision of ERISA or any other applicable state or federal law, including the requirements of the Internal Revenue Code; no Prohibited Transaction or reportable event has occurred with respect to any Plan; no notice of intent to terminate a Plan has been filed within the twenty-four (24) month period preceding the date hereof nor has any Plan been terminated under Section 4041(c) of ERISA since September 2, 1974; no proceeding has been instituted by the Pension Benefit Guaranty Corporation ("PBGC") to terminate or appoint a trustee to administer a Plan; and to the best of Borrower's knowledge, no event has occurred or condition exists which might constitute grounds for the termination of or appointment of a trustee to administer any Plan; each Plan meets the minimum funding requirements of Internal Revenue Code Section 412 and no waiver from the minimum funding requirement has been applied for or approved; and neither Borrower nor any ERISA Affiliate has incurred or expects to incur any withdrawal liability to any multi-employer Plan within the meaning of
     Section 4001(a)(3) of ERISA.

(k) The Pledged Stock Certificate represents all of the issued and outstanding capital stock of SNLIC. The Pledged Stock has been duly authorized, validly issued, fully paid and is non-assessable. There is no agreement or arrangement restricting the transfer of the Pledged Stock or the transfer of any other Collateral. SNLIC is not a party to any document, option, warrant, or other agreement, however designated, pertaining to the issuance of any additional capital stock in SNLIC.

11. Affirmative Covenants. So long as any of the Obligation remains unpaid, Borrower covenants and agrees that, except with the prior written consent of Lender, it shall do the following:

     (a) Borrower shall furnish to Lender such financial statements as Lender may from time to time reasonably request. Without limiting the foregoing, Borrower shall, at a minimum, provide the following financial information to Lender:

          (i) within 120 days after the end of each fiscal year, copies of Borrower's audited financial statements, including all notes thereto and the opinion of Borrower's independent auditors.;

          (ii) within 45 days after the end of each fiscal quarter, copies of Borrower's internally prepared financial statements, including balance sheet and income statement; and

          (iii)annually, within 30 days after filing, copies of Borrower's federal income tax returns (or requests for filing extensions, if applicable), including all schedules and exhibits thereto.

     (b) Borrower shall promptly notify Lender in writing of any Event of Default under the terms hereof, or the existence of any condition or the occurrence of any event which, with the giving of notice of the lapse of time or both, would constitute an Event of Default, or of any litigation, proceeding, or development which may have a material adverse effect on Borrower's ability to perform under the terms of this Agreement. Such notice shall include a description of the matter requiring the notice to be given and the actions that Borrower intends to take with respect thereto.

     (c) Borrower shall duly and timely observe and conform to all valid requirements or any governmental authority relative to the conduct of its business, its properties, or its asset. Borrower shall maintain and keep in full force and effect (1) all licenses and permits necessary to the proper conduct of its business, and (2) its existence in good standing as corporation.

     (d) Borrower shall keep proper books of records and accounts in which full, true, and correct entries will be made of all dealings or transactions relating to its business and activities.

     (e) Borrower shall (1) file all applicable federal, state, and local tax returns or other statements required to be filed in connection with its business, including those for income taxes, sales taxes, property taxes, payroll taxes, payroll withholding amounts, FICA contributions, and similar items; (2) maintained appropriate reserves for the accrual of the same; and (3) paid when due all such taxes, or sums or assessments made in connection therewith. Provided, however, that (until distraint, foreclosure, sale, or similar proceedings have been commenced) nothing herein will require Borrower to pay any sum or assessment, the validity of which is being contested in good faith by proceedings diligently pursued and as to which adequate reserves have been made.

     (f) Borrower shall permit any person designated in writing by Lender to visit and inspect any of the corporate books and financial records of Borrower and to discuss its affairs and finances with its principal officers, all at such reasonable times and as often as Lender may in good faith request, subject to any reasonable conditions imposed by Borrower.

     (g) Borrower will materially comply with all applicable provisions of ERISA and, promptly after the filing or receiving thereof, will provide copies of all reports and notices which Borrower or any ERISA Affiliate files with or receives from the PBGC or the U.S. Department of Labor under ERISA. As soon as possible, and in any event within thirty (30) days after the Borrower or any ERISA Affiliate knows or has reason to know that any reportable event or Prohibited Transaction has occurred with respect to any Plan or the PBGC, or Borrower or an ERISA Affiliate has instituted or will institute a proceeding under Title IV of ERISA to terminate any Plan, Borrower will deliver to Lender a certificate of the Chief Financial Officer of Borrower setting forth details as to such reportable event, Prohibited Transaction or planned termination and the action that Borrower proposes to take with respect thereto.

     (h) Borrower shall, on a consolidated basis, at all times maintain the following financial covenants and ratios:

     (i) Borrower shall maintain a Net Worth of not less than $20,000,000. As used herein, "Net Worth" means Borrower's total tangible and intangible assets less Total Debt; and "Total Debt" means all of Borrower's liabilities, including debt which has been subordinated to this Loan in a manner approved by Lender on a case-by-case basis. Compliance with the foregoing covenant shall be tested at the end of each fiscal quarter.

          (ii) Borrower shall maintain a ratio of Operating Cash Flow to Fixed Charges of not less than 1.25 5o 1.00. As used herein, "Operating Cash Flow" means net income after taxes and exclusive of extraordinary gains and losses, gains on the sale of fixed assets, and other extraordinary income, plus depreciation, amortization, interest expense, and lease expense, less dividends and distributions; and "Fixed Charges " means the sum of interest expense, lease expense, current maturities of long-term debt, and current maturities of capital leases (all calculated for the preceding 12-month period). Compliance with the foregoing ratio shall be tested at the end of each fiscal quarter for the preceding 12-month period.

     (f) Borrower shall maintain a ratio of Total Liabilities less outstanding balances on revolving credit lines relating to mortgage operations to Net Worth of not more than 6.50 to 1. As used herein, "Total Liabilities" means all liabilities of Borrower, and Net Worth shall have the meaning in clause (i) above. Compliance with the foregoing ratio shall be tested at the end of each fiscal quarter.

     7. In addition to the foregoing, Guarantor shall be required to maintain the following ratio and covenant:

          (i) Guarantor shall maintain a ratio of Total Adjusted Capital to Required Risk Based Capital of not less than 3 to 1 (i.e. 300%). As used herein, "Total Adjusted Capital" shall have the meaning given thereto by statutory accounting principles applicable to insurance companies. Compliance with the foregoing ratio shall be tested at the end of each fiscal year.

          (ii) Guarantor shall maintain a Net Change in Capital Surplus of not less than 5%. As used herein, "Net Change in Capital Surplus" shall have the meaning given thereto by statutory accounting principles applicable to insurance companies. Compliance with the foregoing covenant shall be tested annually at the end of each fiscal year.

     12. Negative Covenants. So long as any of the Obligation remains unpaid, Borrower covenants that, except with the prior written consent of Lender, it will not do any of the following:

     (a) Borrower shall not enter into any transaction of merger or consolidation, or acquire all or substantially all of the assets or business of a person or other legal entity without the prior written consent of Lender.

     (b) Borrower shall not create or permit to exist any lien, claim, or encumbrance on the Collateral or any part thereof, except as granted to Lender. Borrower shall not do or refrain from doing any act which may in any manner adversely affect Lender's interest in the Collateral or diminish the value thereof.

     (c) Borrower will not at any time permit any Plan maintained by it to engage in any Prohibited Transaction; incur any "accumulated funding deficiency" as such term is defined in ERISA; or terminate any such Plan in a manner which could result in the imposition of a lien on any property of Borrower pursuant to ERISA.

     13. Covenants as to the Pledged Stock So long as any of the Obligation remains unpaid, Borrower covenants and agrees as follows:

          (a) Perfection. Concurrently with the execution and delivery of this Agreement, Borrower shall (i) deliver to Lender all certificates representing the Pledged Stock, accompanied by undated stock powers duly executed in blank and medallion guaranteed, and (ii) take all such other actions as shall be necessary or as Lender may reasonably request to perfect and establish the priority of the lien in the Collateral granted by this Agreement. Notwithstanding the generality of the foregoing, and in addition to the Lender's physical possession of any certificates as provided for herein, Borrower hereby expressly consents (x) to the filing of any UCC-1 financing statement by Lender in any jurisdiction Lender deems necessary or appropriate, or (y) the delivery to SNLIC or any other third party of any notice or correspondence deemed appropriate by Lender in order to perfect the priority of the liens granted by this Agreement.

          (b) Preservation and Protection of Security Interests. Borrower shall:

               (i) upon the acquisition after the date hereof by Borrower of any Collateral, promptly either (x) transfer and deliver to Lender all such Collateral (together with the certificates (if any) representing such Collateral duly endorsed in blank or accompanied by updates stock powers duly executed in blank), or (y) take such other action as Lender shall reasonably deem necessary or appropriate to perfect, and establish the priority of, the lien granted by this Agreement in such Collateral; and


               (ii) give, execute, deliver, file or record any and all financing statements, notices, contracts, agreements or other instruments, obtain any and all governmental approvals and take any and all steps that may be necessary or as Lender may reasonably request to create, perfect, establish the priority of, or to preserve the validity, perfection or priority of, the lien granted by this Agreement or to enable Lender to exercise and enforce its rights, remedies, powers and privileges under this Agreement with respect to such lien.

          (c)  Grant of Proxy; Appointment of Lender as Attorney-in-Fact.

               (i) Borrower hereby grants to Lender a proxy to vote all shares of the Pledged Stock, so long as an Event of Default has occurred and is continuing. Such proxy, being coupled with an interest, is irrevocable until the earlier of (x) the date when the Event of Default shall cease to exist, or (y) that date on which all of the Obligation has been indefeasibly paid in full.


               (ii) So  long  as  an  Event  of  Default  has  occurred  and  is continuing, Borrower hereby appoints Lender and any designee of Lender as Borrower's attorney-in-fact and authorizes Lender or such designee, at Borrower's sole expense, to exercise at any time in Lender's or such designee's discretion all or any of the following powers (such power of attorney, being coupled with an interest, being irrevocable until all of the Obligation has been indefeasibly paid in full); (A) to ask, demand, collect, sue for, recover, receive and give receipt and discharge for amounts due and to become due under and in respect of all or any part of the Collateral; (B) to receive, endorse and collect any drafts, instruments, documents and chattel paper in connection with clause (A) above; (C) to file any claims or take any action or proceeding that Lender may deem necessary or advisable for the collection of all or any part of the Collateral; (D) to execute, in connection with any sale or disposition of the Collateral permitted hereunder, any endorsements, assignments, bills of sale or other instruments of conveyance or transfer with respect to all or any part of the Collateral; (E) to enter and remain upon the premises of Borrower and take possession of all or any part of the Collateral, with or without judicial process; (F) to use the materials, services, and books and records of Borrower for the purpose of liquidating or collecting the Collateral, whether by foreclosure, auction, or otherwise; (G) to remove the same to the premises of Lender or any designated agent for such time as Lender may desire in order effectively collect or liquidated the Collateral; and (H) to exercise
                    (1) all voting, consensual, and other rights and powers pertaining to the Collateral (whether or not transferred into the name of Lender), at any meeting of shareholders, exchange, subscription, and any other rights, privileges, or options pertaining to the Collateral as if it were the absolute owner thereof.

     (d) Special Provisions Relating to Stock Collateral.


               (i) So long as no Event of Default shall have occurred and be continuing, Borrower shall have the right to exercise all voting, consensual and other powers of ownership pertaining to the stock Collateral for all purposes, provided that Borrower agrees that it will not vote the stock Collateral in any manner that is inconsistent with any covenant by it in this Agreement or any other Loan Document. Lender shall, at Borrower's expense, execute and deliver to Borrower, or cause to be executed and delivered to Borrower, all such proxies, powers of attorney, dividend and other orders and other instruments, without recourse, as Borrower may reasonably request for the purpose of enabling Borrower to exercise the rights and powers which it is entitled to exercise in this Paragraph 13(d)(i).

               (ii) If  any  Event  of  Default   shall  have  occurred  and  be
                    continuing, and whether or not Lender exercises any available right to declare the Obligations or any part thereof due and payable or seeks or pursues any other right, remedy, power or privilege available to it under applicable law, this Agreement, the Promissory Note, or the other Loan Documents, Lender shall be entitled to vote the proxy granted to it pursuant to Paragraph 13 (c)(i).

               (iii)Borrower  shall  be  entitled  to  receive  and  retain  any interest, income, cash dividends, cash distributions and other amounts paid or payable in respect of any Collateral (including stock Collateral); providing, however, that, if an Event of Default shall have occurred and be continuing, and whether or not Lender exercises any available right to declare the Obligation due and payable or seeks or pursues any other right, remedy, power or privilege available to it under applicable law, this Agreement or the other Loan Documents, all interest, dividends, distributions, and other amounts paid or payable in respect of the Collateral shall be paid directly to Lender and be retained by Lender as part of the Collateral (except to the extent applied upon receipt to the payment of the Obligation). Upon the occurrence and during the continuation of an Event of Default, Lender shall also be entitled to receive directly: (A) all interest, income, dividends, distributions, or other amounts paid or payable in cash or other property in respect of any Collateral in connection with the dissolution, liquidation, recapitalization or reclassification or the capital of SNLIC to the extent representing (in the reasonable judgment of Lender) an extraordinary, liquidating, or other distribution in return of capital; (B) all additional membership interests, warrants, options, or other securities or property (other than cash) paid or payable or distributed or distributable in respect of any Collateral in connection with any noncash dividend, distribution, return of capital, spin-off, stock split, split-up, reclassification, combination of shares or interests or similar arrangement; and (C) without affecting any restrictions against such actions otherwise contained herein, all additional membership interests, warrants, options, or other securities or property (including cash) paid or payable or distributed or distributable in respect of any Collateral in connection with any consolidation, merger, exchange of securities, liquidation, or other reorganization. All interest, income, dividends, distributions, or other amounts that are received by Borrower in violation of provisions hereof shall be received in trust for the benefit of Lender, shall be segregated from other property or funds of Borrower, and shall be forthwith delivered to Lender as Collateral in the same form as so received (with any necessary endorsements).

               (iv) Borrower  shall  cause  SNLIC to not  issue  any  additional capital stock, or enter into any agreement for the issuance of additional capital stock, or to grant an option, warrant, or other right to acquire any of the capital stock, and Borrower shall vote against any such proposal.

     14. Events of Default. The occurrence of any of the following events or conditions shall constitute an "Event of default" hereunder:

     (a) Borrower fails to make any payment of principal or interest on the Promissory Note or under this Agreement within ten (10) days after the same becomes due.

     (b) Any representation or warranty made by Borrower in this Agreement or the Promissory Note, or in any certificate, financial statement, or other statement furnished by Borrower to Lender, is untrue in any material respect at the time when made.

     (c) Borrower defaults in the observance or performance of any other covenant or agreement contained in this Agreement, other than a default constituting a separate and distinct Event of Default under this Paragraph 14,and such default continues unremedied for a period of twenty (20) days after notice thereof is given to Borrower.

     (d) Borrower defaults in the observance or performance of any other covenant or agreement contained in any other Loan Document or other document or agreement made and given in connection with this Agreement, other than a default constituting a separate and distinct Event of Default under this Paragraph 14, and the continuance of the same unremedied for a period of thirty (30) days after notice thereof is given to Borrower.

     (e) Any of the Loan Documents or other instrument executed and delivered in connection herewith for any reason ceases to be valid or in full force and effect or the validity or enforceability of which is challenged or disputed by any signer thereof, other than Lender.

     (f) Borrower defaults in the payment of principal or interest on any other obligation for borrowed money other than hereunder, or defaults in the payment of the deferred purchase price of property beyond the period of grace, if any, provided with respect thereto, or defaults in the performance or observance of any obligation or in any agreement relating thereto, if the effect of such default is to cause or permit the holder or holders of such obligation (or trustee on behalf of such holder or holders) to cause such obligation to become due prior to the stated maturity.

     (g) Borrower or Guarantor files a voluntary petition in bankruptcy seeking reorganization, arrangement or readjustment of debts, or any other relief under the Bankruptcy Code as amended or under any other insolvency act or law, state or federal, now or hereafter existing.

     (h) An involuntary petition is filed against Borrower or Guarantor in bankruptcy seeking reorganization, arrangement or readjustment of debts, or any other relief under the Bankruptcy Code as amended, or under any other insolvency act or law, state or federal, now or hereafter existing, and the continuance thereof for sixty (60) days undismissed, unbonded, or undischarged.

     (i) All or any substantial part of the property of Borrower or Guarantor shall be condemned, seized, or otherwise appropriated, or custody or control of such property is assumed by any governmental agency or any court of competent jurisdiction, and is retained for a period of thirty (30) days.

     (j) Guarantor shall default in any term, condition, of covenant contained in the Guaranty or in any other agreement or undertaking it may now or hereafter have with Lender.

     (k) Lender otherwise in good faith deems itself to be insecure, or the value of the Collateral to have significantly declined from the date hereof, or the prospect of timely payment or performance to be impaired, provided, however, Lender shall have given Borrower written notice of the grounds thereof, and Borrower shall have failed to correct such matter or given Lender other assurance satisfactory to Lender within twenty (20) days thereof.

15.      Remedies

     (a) Upon the occurrence of an Event of Default, Lender may accelerate the entire unpaid principal balance of the Promissory Note, together with accrued interest thereon, and declare the same to be immediately due and payable without presentment, demand, protest, or other notice of any kind. Without waiving any right or remedy available to it, Lender may proceed against Borrower, Guarantor, or any Collateral simultaneously or in any order it chooses. To the fullest extent permitted by law, Borrower waives any rights to presentment, demand, protest, or notice of any kind in connection with this Agreement, the Promissory Note, or the other Loan Documents. No failure or delay on the part of Lender in exercising any right, power, or privilege hereunder will preclude any other or further exercise thereof or the exercise of any other right, power or privilege.

     (b) The rights and remedies provided herein are cumulative and not exclusive of any other rights or remedies provided at law or in equity. Without limiting the foregoing, upon the occurrence and during the continuation of an Event of Default, Lender shall have the right in Lender's sole and absolute discretion to determine which rights, security, liens, or remedies Lender shall at any time pursue, relinquish, subordinate, modify or take any other action with respect thereto, without in any way modifying or affecting any of them or any of Lender's rights hereunder or the Obligation, and Lender, among its other rights and remedies, shall have all of the rights and remedies of a secured party under the Uniform Commercial Code of the State of Utah (as amended, the "UCC"). Without in any way limiting the generality of the foregoing, Lender may, upon the --- occurrence and during the continuation of an Event of Default: (A) subject to compliance with the terms of Section 70A-9a-609 of the UCC, cause the Collateral to be transferred to Lender's name or in the name of a nominee and, thereafter, exercise all of the rights, powers, and remedies of an owner thereof; and (B) sell, resell, assign and deliver, in its sole discretion, all or any of the Collateral, in on or more lots or parcels, subject to applicable federal and state securities laws, at public or private sale, at any of the Lender's offices or elsewhere, for cash, upon credit, or for future delivery, at such time or times and at such price or prices and upon such other terms as Lender may deem satisfactory. If any of the Collateral is sold by Lender upon credit or for future delivery, Lender shall not be liable for the failure of the purchaser to purchase or pay for the same and, in the event of any such failure, Lender may resell such Collateral. In no event shall Borrower be credited with any part of the proceeds of sale of any Collateral until and to the extent cash payment in respect thereof has actually been received by Lender. Each purchaser at any such sale shall hold the property sold absolutely free from any claim or right of any kind whatsoever, including any equity or right of redemption of Borrower, and Borrower expressly waives, to the fullest extent permitted by applicable law, all rights of redemption, stay or appraisal, and all rights to require Lender to marshal any assets in favor of Borrower or any other person or against or in payment of any or all of the Obligation, that it has or may have under any rule of law or statute now existing or hereafter adopted. No demand, presentment, protest, advertisement, or notice of any kind (except any notice required by law, as referred to below), all of which are hereby expressly waived by Borrower, shall be required in connection with any sale or other disposition of all or any part of the Collateral. If any notice of a proposed sale or other disposition of all or any part of the Collateral shall be required under applicable law, Lender shall give Borrower at least ten (10) days' prior notice of the time and place of any public sale and of the time after which any private sale or other disposition is to be made, which notice Borrower agrees is commercially reasonable. Lender shall not be obligated to make any sale of Collateral if it shall determine not to do so, regardless of the fact that notice of sale may have been given. Lender may, without notice or publication, adjourn any public or private sale or cause the same to be adjourned from time to time by announcement at the time and place fixed for sale, and such sale may, without further notice, be made at the time and place to which the same was so adjourned. Upon each public sale and, to the extent permitted by applicable law, upon each private sale, Lender may purchase all or any of the Collateral being sold, free from any equity, right of redemption, or other claim or demand, and may make payment therefore by endorsement and application (without recourse) of the Obligation in lieu of cash as a credit on account of the purchase price for such Collateral. If, following the occurrence and during the continuation of an Event of Default, Lender seeks to take possession of any or all of the Collateral by judicial process, Borrower hereby irrevocably waives: (x) any bond and any surety or security relating thereto by any statute, court rule or otherwise as an incident to such possession; (y) any demand for possession prior to the commencement of any suit or action to recover possession thereof; and (z) any requirement that Lender retain possession of and not dispose of any such Collateral until after trial or final judgment. The enumeration of the rights and remedies of Lender in this Paragraph 15 is not intended to be exhaustive and the exercise of any such rights or remedies shall not preclude the exercise of any other rights or remedies, all of which shall be cumulative.

     (c) Lender shall incur no liability as a result of the sale, lease, or other disposition of all or any part of the Collateral at any private sale pursuant to this Paragraph 15 conducted in a commercially reasonable manner. Borrower hereby waives any claims against Lender arising by reason of the fact that the price at which all or any portion of the Collateral may have been sold at such private sale was less than the price which might have been obtained at a public sale or was less than the aggregate amount of the Obligation, even if Lender accepts the first offer received and does not offer such Collateral to ore than one offeree, provided that such sale is in all other respects conducted in a commercially reasonable manner.

     (d) Borrower recognizes that, by reason of certain prohibitions contained in the Securities Act of 1933, as amended (the "Securities Act"), and applicable state or foreign securities laws, Lender may be compelled, with respect to any sale of all or any portion of the Collateral to limit purchasers to those who will agree, among other things, to acquire the Collateral (or any portion thereof) for their own account, for investment, and not with a view to distribution or sale. Borrower acknowledges that any such private sale may be at prices and on terms less favorable to Lender than those obtained through a public sale without such restrictions, and, notwithstanding such circumstances, aggress that any such private sale shall be deemed to have been made in a commercially reasonable manner and that Lender shall have no obligation to engage in public sales. Borrower further acknowledges that SNLIC is under no legal or contractual obligation to register any of the Collateral under the Securities Act.

     (e) Subject to the provisions of the Promissory Note, the proceeds from any sale or other disposition of Collateral by Lender shall first be applied to any costs and expenses incurred by Lender, or any of its agents or representatives (i) in securing possession thereof or in storing, repairing, and finishing same for sale, or (ii) in connection with any sale thereof, with the balance, if any, of such proceeds to be applied toward the payment of the Obligation in any manner deemed appropriate by Lender Party in its sole and absolute discretion.
          Application of the net proceeds as to any particular portion of the Obligation or as to principal or interest shall be in the Lender's sole and absolute discretion, notwithstanding any contrary instructions which Lender may have received or receive from any other person. Any deficiency will be paid to Lender forthwith upon demand. Any surplus will be paid by Lender, subject to the claims of third persons, to Borrower.

     (f) Borrower agrees to pay all costs and expenses incurred by Lender by reason of the default, including court costs and reasonable attorney's fees whether incurred prior to, during, or subsequent to any bankruptcy, reorganization, receivership, liquidation, legal, judicial, appellate, or other proceeding involving Borrower or any of its assets.

     16. Notices. Unless otherwise specifically provided herein, all notices required to be given shall be in writing addressed to the respective party as set forth below and shall be either personally served, sent by overnight courier service, or sent by registered or certified United States mail, return receipt requested. Such notices shall be deemed to have been given: (a) if delivered in person, when delivered; (b) if delivered by overnight courier, on the first business day after depositing the same with the overnight courier; or (c) if by United States mail, on the first date that delivery was attempted or three (3) business days after depositing in the United States mail, postage prepaid and properly addressed, whichever first occurs. Notices shall be addressed as follows:

                  If to Lender:     KeyBank National Association
                                    Attn:  Commercial Loan Dept.
                                    KeyBank Tower, Suite 2007
                                    50 South Main Street
                                    Salt Lake City, Utah 84144

                  If to Borrower:   Security National Financial Corporation
                                    Attn:  President
                                    5300 South 360 West. Suite 310
                                    Salt Lake City, Utah 84123

     or to such other address as the party to whom such notice is intended shall have previously designated by written notice to the serving party.

     17. General Provisions. All representations and warranties made in this Agreement, the Promissory Note, any other Loan Document, and in any certificate delivered pursuant thereto shall survive the execution and delivery of this Agreement and the making of the Loan hereunder. This Agreement will be binding upon and inure to the benefit of Borrower and Lender, their respective successors and assigns, except that Borrower may not assign or transfer its rights or delegate its duties hereunder without the prior written consent of Lender. This Agreement, the Promissory Note, the other Loan Documents, and all documents and instruments associated herewith will be governed by and construed and interpreted in accordance with the laws of the State of Utah. Time is of the essence hereof. Lender may set off against any debt or account it owns Borrower, now existing or hereafter arising, in accordance with its rules and regulations governing deposit accounts then in existence, and for such purposes is hereby granted a security interest in all such accounts.

     18. Waiver of Jury Trial. BORROWER AND LENDER EACH WAIVE ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING TO ENFORCE OR DEFEND ANY RIGHTS UNDER THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS OR RELATING THERETO OR ARISING FROM THE LENDING RELATIONSHIP WHICH IS THE SUBJECT OF THIS AGREEMENT AND AGREE THAT ANY SUCH ACTION OR PROCEEDING SHALL BE TRIED BEFORE A COURT AND NOT BEFORE A JURY.

     19. Entire Agreement. This Agreement, together with the Promissory Note and the other Loan Documents, constitutes the entire understanding and agreement of the Parties with respect to the general subject matter hereof; supersede all prior negotiations and agreements with respect thereto; and may not be contradicted by evidence of any alleged oral agreement. This Agreement, the Promissory Note, and the other Loan Documents may not be amended, modified, or rescinded in any manner except by a written agreement signed by Lender which clearly and unequivocally expresses an intent to amend, modify, or rescind the same.

     EXECUTED on the day and year first written above.

                                   SECURITY NATIONAL FINANCIAL
                                   CORPORATION, a Utah corporation





                                    By:  s/s  Scott M. Quist
                                              President




                                    KEYBANK NATIONAL ASSOCIATION
                                    A national banking association




                                    By:  s/s Roger L. Ford
                                             Vice President