Form 10-Q
period 2003-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2003-08-14
CIK 318673

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2003            Commission File Number: 0-9341
-------------------------------            ------------------------------



                     SECURITY NATIONAL FINANCIAL CORPORATION
                            Exact Name of Registrant.



                 UTAH                             87-0345941
------------------------------              -------------------------
(State or other jurisdiction                IRS Identification Number
of incorporation or organization)



5300 South 360 West, Salt Lake City, Utah            84123
-----------------------------------------        --------------
(Address of principal executive offices)           (Zip Code)



Registrant's telephone number, including Area Code     (801) 264-1060
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

                              YES  X         NO
                                  ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $2.00 par value                  4,707,153
-------------------------------------       ----------------------------------
         Title of Class                     Number of Shares Outstanding as of
                                                     June 30, 2003

Class C Common Stock, $.20 par value                   6,103,703
------------------------------------        ----------------------------------
         Title of Class                     Number of Shares Outstanding as of
                                                     June 30, 2003

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1       Financial Statements                              Page No.
------                                                         --------

               Consolidated Statement of Earnings - Six and
               three months ended June 30, 2003 and 2002 (unaudited)........3

               Consolidated Balance Sheet - June 30, 2003
               and December 31, 2002 (unaudited)..........................4-5

               Consolidated Statement of Cash Flows -
               Six months ended June 30, 2003 and 2002 (unaudited)..........6

               Notes to Consolidated Financial Statements................7-10


Item 2      Management's Discussion and Analysis........................10-14
------

Item 3      Quantitative and Qualitative Disclosure of Market Risk.........14
------

Item 4      Controls and Procedures........................................14
------

                           PART II - OTHER INFORMATION

            Other Information...........................................14-17

            Signature Page.................................................18

            Certifications..............................................19-21





                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                                       Six Months Ended                Three Months Ended
                                                                           June 30,                         June 30,
                                                                          --------                          --------
Revenues:                                                          2003             2002            2003             2002
--------                                                           ----             ----            ----             ----
Insurance premiums and other considerations                     $11,590,095      $6,692,209      $5,725,668      $3,369,453
Net investment income                                             8,365,540       5,451,638       4,445,168       2,527,873
Net mortuary and cemetery sales                                   5,295,245       5,539,033       2,710,389       2,810,770
Realized gains on investments and other assets                           --         718,816              --            (601)
Mortgage fee income                                              52,912,149      18,840,224      31,156,229       8,974,233
Other                                                               183,425         308,967          59,303         267,620
                                                               ------------    ------------    ------------    ------------
   Total revenues                                                78,346,454      37,550,887      44,096,757      17,949,348

Benefits and expenses:
Death benefits                                                    7,043,060       2,973,101       3,224,741       1,304,431
Surrenders and other policy benefits                              1,101,092       1,070,100         495,936         440,189
Increase in future policy benefits                                2,807,653       2,059,116       1,391,082       1,311,930
Amortization of deferred policy acquisition costs
   and cost of insurance acquired                                 2,268,779       1,768,769       1,309,884         934,242
General and administrative expenses:
   Commissions                                                   39,220,239      13,962,770      23,369,602       6,931,677
   Salaries                                                       6,957,688       5,383,137       3,735,297       2,774,187
   Other 10,183,897                                               6,365,369       5,563,786       3,054,028
Interest expense                                                  1,799,438         522,796         975,970         200,443
Cost of goods and services sold
  of the mortuaries and cemeteries                                1,123,738       1,282,793         562,871         682,468
                                                               ------------    ------------    ------------    ------------
   Total benefits and expenses                                   72,505,584      35,387,951      40,629,169      17,633,595

Earnings before income taxes                                      5,840,870       2,162,936       3,467,588         315,753
Income tax expense                                               (1,920,227)       (530,818)     (1,252,685)        (74,446)
Minority interest (income) loss of subsidiary                       (14,406)         14,365           6,284          25,315
                                                               ------------    ------------    ------------    ------------
      Net earnings                                               $3,906,237      $1,646,483      $2,221,187        $266,622
                                                               ============    ============    ============    ============

Net earnings per common share                                         $0.74            $.35            $.42            $.06
                                                               ============    ============    ============    ============
   Weighted average outstanding common shares                     5,301,245       4,678,817       5,317,068       4,680,628
                                                               ============    ============    ============    ============

Net earnings per common share-assuming dilution                        $.71            $.33            $.40            $.05
                                                               ============    ============    ============    ============
   Weighted average outstanding common shares
      assuming-dilution                                           5,514,930       5,011,394       5,537,942       5,024,915
                                                               ============    ============    ============    ============



See accompanying notes to consolidated financial statements

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                  June 30, 2003     December 31,
                                                   (Unaudited)         2002
                                                  --------------    -----------
Assets:
------
Insurance-related investments:
Fixed maturity securities held
   to maturity, at amortized cost                  $35,422,326      $33,015,097
Fixed maturity securities available
   for sale, at market                              18,423,272       18,514,943
Equity securities available for sale,
   at market                                         3,015,675        2,642,093
Mortgage loans on real estate                       22,798,053       21,016,008
Real estate, net of accumulated
   depreciation and allowances for losses            9,301,555        9,331,248
Policy, student and other loans                     10,927,977       10,974,165
Short-term investments                               3,108,127        5,335,478
                                                 -------------    -------------
      Total insurance-related
         investments                               102,996,985      100,829,032
                                                 -------------    -------------
Restricted assets of cemeteries and mortuaries       5,308,761        5,332,736
                                                 -------------    -------------
Cash                                                 5,392,385       38,199,041
                                                 -------------    -------------
Receivables:
   Trade contracts                                  17,119,581       11,358,027
   Mortgage loans sold to investors                128,615,874       89,455,105
   Receivable from agents                            1,604,576        2,054,071
   Receivable from officers                             55,290           70,290
   Other                                             1,690,646        1,131,977
                                                 -------------    -------------
      Total receivables                            149,085,967      104,069,470
   Allowance for doubtful accounts                  (3,975,375)      (2,385,309)
                                                 -------------    -------------
   Net receivables                                 145,110,592      101,684,161
                                                 -------------    -------------
Policyholder accounts on deposit
   with reinsurer                                    6,877,703        6,955,691
Land and improvements held for sale                  8,528,444        8,429,215
Accrued investment income                            1,050,951          928,287
Deferred policy and pre-need acquisition costs      16,752,198       15,917,257
Property, plant and equipment, net                  10,789,793       10,921,635
Cost of insurance acquired                          15,488,104       16,330,711
Excess of cost over net assets
   of acquired subsidiaries                            683,191          683,191
Other                                                  759,359          945,805
                                                 -------------    -------------
      Total assets                                $319,738,466     $307,156,762
                                                 =============    =============






See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)


                                                 June 30, 2003     December 31,
                                                  (Unaudited)          2002
Liabilities:
Future life, annuity, and other policy benefits   $217,840,855     $215,980,207
Unearned premium reserve                             1,998,696        1,914,700
Bank loans payable                                  14,872,996       16,113,227
Notes and contracts payable                          4,694,002        3,160,009
Deferred pre-need cemetery and funeral
   contracts revenues and estimated future
   cost of pre-need sales                           10,323,844       10,002,396
Accounts payable                                     2,221,139        1,553,777
Funds held under reinsurance treaties                1,312,974        1,334,964
Other liabilities and accrued expenses              15,739,373       10,182,382
Income taxes                                        10,023,961        8,103,882
                                                 -------------    -------------

      Total liabilities                            279,027,840      268,345,544
                                                 -------------    -------------

Commitments and Contingencies                          --               --

Minority interest                                    4,073,443        4,297,807
                                                 -------------    -------------

Stockholders' Equity:
Common stock:
      Class A: $2.00 par value, authorized
       10,000,000 shares, issued 5,860,369 shares
       in 2003 and 5,794,492 shares in 2002         11,720,739       11,588,984
      Class C: $0.20 par value, authorized
       7,500,000 shares, issued 6,175,452 shares
       in 2003 and 6,182,669 shares in 2002          1,235,089        1,236,533
                                                 -------------    -------------
Total common stock                                  12,955,828       12,825,517
Additional paid-in capital                          11,516,685       11,280,842
Accumulated other comprehensive income
      (loss) and other items, net of deferred taxes   (708,569)       1,191,863
Retained earnings                                   15,657,826       11,992,542
Treasury stock at cost ( 1,153,216 Class A
   shares and 71,749 Class C shares in 2003;
   1,151,811 Class A shares and 71,749 Class
   C shares in 2002, held by affiliated companies)  (2,784,587)      (2,777,353)
                                                 -------------    -------------
Total stockholders' equity                          36,637,183       34,513,411
                                                 -------------    -------------
   Total liabilities and stockholders' equity     $319,738,466     $307,156,762
                                                 =============    =============



See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                    Six Months Ended June 30,
                                                      2003            2002
                                                      ----            ----
Cash flows from operating activities:
      Net cash provided by (used in)
       operating activities                      $(25,866,840)     $7,127,294
                                                 ------------    ------------

Cash flows from investing activities: Securities
   held to maturity:
      Purchase - fixed maturity securities         (7,580,086)     (4,062,931)
      Calls and maturities - fixed
        maturity securities                         5,183,815       3,046,980
   Securities available for sale:
      Calls and maturities - fixed
         maturity securities                          360,000       2,301,497
   Purchases of equity securities                     (51,921)           (367)
   Purchases of short-term investments            (11,648,133)     (1,182,397)
   Sales of short-term investments                 13,875,484              --
   Purchases of restricted assets                      23,975        (193,141)
   Mortgage, policy, and other loans made          (7,616,206)       (652,143)
   Payments received for mortgage,
      real estate, policy, and other loans          5,860,877       3,197,227
   Purchases of property, plant,
      and equipment                                  (614,440)       (869,642)
   Purchases of real estate                          (673,888)     (1,409,857)
   Sale of real estate                                477,979              --
                                                 ------------    ------------

         Net cash provided by
            (used in) investing activities         (2,402,544)        175,226
                                                 ------------    ------------

Cash flows from financing activities:
   Annuity receipts                                 2,951,308       4,345,939
   Annuity withdrawals                             (5,290,214)     (5,649,206)
   Repayment of bank loans and notes and
      contracts payable                            (2,216,333)       (808,626)
   Proceeds from borrowings on bank loans
      and notes and contracts payable                  --             186,594
   Sale of Treasury Stock                              --              37,824
   Other                                               17,967          --
                                                 ------------    ------------

   Net cash (used in) provided by
      financing activities                         (4,537,272)     (1,887,475)
                                                 ------------    ------------
Net change in cash                                (32,806,656)      5,415,045

Cash at beginning of period                        38,199,041       8,757,246
                                                 ------------    ------------

Cash at end of period                              $5,392,385     $14,172,291
                                                 ============    ============

See accompanying notes to consolidated financial statements

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           June 30, 2003, (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Company's Quarterly Report on Form 10-K (file number 0-9341).

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

2.   Comprehensive Income

For the six months ended June 30, 2003 and 2002, total comprehensive income amounted to $2,005,805 and $1,550,514, respectively.

For the three months ended June 30, 2003 and 2002, total comprehensive income amounted to $2,306,033 and $242,703, respectively.

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

                                                    Six Months Ended June 30,
                                                    2003                2002
                                                    ----                ----
Net earnings as reported                       $3,906,237           $1,646,483
Deduct:  Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related
      tax effects                                (133,000)               --
                                              -----------           -----------

Pro forma net earnings                         $3,773,237           $1,646,483
                                               ==========           ==========

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            June 30, 2003 (Unaudited)

                                                   Six Months Ended June 30,
                                                  2003                  2002
                                                  ----                  ----
      Net earnings per common share:
        Basic - as reported                      $.74                   $.35
        Basic - pro forma                        $.71                   $.35
        Diluted - as reported                    $.71                   $.33
        Diluted - pro forma                      $.68                   $.33

4.    Earnings Per Share
In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                                    Six Months Ended June 30,
                                                   2003                  2002
                                                  ----                   ----
Numerator:
      Net income                              $3,906,237            $1,646,483
                                             ==========             ==========
Denominator:
      Denominator for basic earnings per share-
        weighted-average shares                5,301,245             4,678,817
                                              ==========           ===========

      Effect of dilutive securities:
        Employee stock options                   208,961               304,318
        Stock appreciation rights                  4,724                28,259
                                           -------------           -----------
      Dilutive potential common shares           213,930               332,577
                                             -----------           -----------
      Denominator for diluted earnings per
        share-adjusted weighted-average
        shares and  assumed conversions        5,514,247             5,011,394
                                             ===========           ===========

      Basic earnings per share                      $.74                  $.35
                                                    ====                  ====

      Diluted earnings per share                    $.71                  $.33
                                                    ====                  ====

                                                  Three Months Ended June 30,
                                                 2003                    2002
                                                 ----                    ----
Numerator:
      Net income                              $2,221,187              $266,622
                                              ==========              ========
Denominator:
      Denominator for basic earnings per share-
        weighted-average shares                5,317,068             4,680,628
                                             -----------           -----------

      Effect of dilutive securities:
        Employee stock options                   216,081               314,050
        Stock appreciation rights                  4,793                30,237
                                           -------------           -----------
      Dilutive potential common shares           220,874               344,287
                                             -----------           -----------

      Denominator for diluted earnings per
        share-adjusted weighted-average shares
        and assumed conversions                5,537,942             5,024,915
                                             ===========           ===========

      Basic earnings per share                      $.42                  $.06
                                                    ====                  ====

      Diluted earnings per share                    $.40                  $.05
                                                    ====                  ====



            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           June 30, 2003, (Unaudited)

5.  Business Segment
                                Life           Cemetery/                     Reconciling
                              Insurance        Mortuary       Mortgage         Items        Consolidated
                              ----------       ---------      ---------      ------------   ------------
For the Six Months Ended
June 30, 2003
------------------------
Revenues from
      external customers      $14,774,646     $5,828,578    $57,743,230 $            --     $78,346,454

Intersegment revenues           4,715,862             --              --     (4,715,862)             --

Segment profit (loss)             603,100        (89,628)      5,327,398             --       5,840,870

Identifiable assets           304,595,198     43,015,895      24,293,368    (52,165,995)    319,738,466



For the Six Months Ended
June 30, 2002
------------------------
Revenues from
   external customers          $9,761,198     $6,751,231     $21,038,458    $        --     $37,550,887

Intersegment revenues           2,277,396             --              --     (2,277,396)             --

Segment profit (loss)             504,694      1,026,417         631,825             --       2,162,936

Identifiable assets           202,337,272     40,505,340       5,717,796    (33,930,211)    214,630,197


For the Three Months Ended
June 30, 2003
--------------------------
Revenues from
   external customers          $7,338,524     $2,987,765     $33,770,468    $        --     $44,096,757

Intersegment revenues           1,900,134             --              --     (1,900,134)             --

Segment profit                    715,561          7,651       2,744,376             --       3,467,588

For the Three Months Ended
June 30, 2002
--------------------------
Revenues from
   external customers          $4,887,456     $3,062,323      $9,999,569      $      --     $17,949,348

Intersegment revenues           1,071,324             --              --     (1,071,324)             --

Segment profit                    168,843         55,575          91,335             --         315,753

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           June 30, 2003, (Unaudited)

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

7.       Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. We are currently evaluating the effect that the adoption of SFAS No. 149 will have on our results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance may have been accounted for as equity, must now be accounted for as liabilities (or an asset in some circumstances). The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This Statement is effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating the effect that the adoption of SFAS No. 150 will have on our results of operations and financial position.

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

During the six months ended June 30, 2003, Security National Mortgage Company ("SNMC") experienced increases in revenue and expenses due to the increase in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from the borrowers and other secondary fees from third party investors who purchase the loans from SNMC. SNMC sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. SNMC originated and sold 9,995 ($1,462,000,000) and 4,132 ($587,497,000) loans respectively for the six months ended June 30, 2003 and 2002.

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

Results of Operations

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Total revenues increased by $40,795,000, or 108.6%, to $78,346,000, for the six months ended June 30, 2003, from $37,551,000 for the six months ended June 30, 2002. Contributing to this increase in total revenues was a $34,072,000 increase in mortgage fee income, a $4,898,000 increase in insurance premiums and other considerations, and a $2,914,000 increase in net investment income.

Insurance premiums and other considerations increased by $4,898,000, or 73.2%, to $11,590,000 for the six months ended June 30, 2003, from $6,692,000 for the comparable period in 2002. This increase was primarily due to the additional insurance premiums from the policies acquired in the asset purchase transaction with Acadian Life.

Net investment income increased by $2,914,000, or 53.5%, to $8,366,000 for the six months ended June 30, 2003, from $5,452,000 for the comparable period in 2002. This increase was primarily attributable to the additional investment income from the assets acquired in the asset purchase transaction with Acadian Life.

Net mortuary and cemetery sales decreased by $244,000, or 4.4%, to $5,295,000 for the six months ended June 30, 2003, from $5,539,000 for the comparable period in 2002. This decrease was primarily due to fewer at-need mortuary sales.

Realized gains on investments and other assets decreased by $719,000 or 100%, to $0 for the six months ended June 30, 2003, from $719,000 for the comparable period in 2002. This decrease was the result of gains on sale of real estate in 2002.

Mortgage fee income increased by $34,072,000, or 180.8%, to $52,912,000 for the six months ended June 30, 2003, from $18,840,000 for the comparable period in 2002. This increase was primarily attributable to a greater number of loan originations during the six months of 2003 due to lower interest rates resulting in more borrowers refinancing their mortgage loans.

Total benefits and expenses were $72,506,000, or 92.6%, of total revenues for the six months ended June 30, 2003, as compared to $35,388,000, or 94.2%, of total revenues for the comparable period in 2002.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $4,850,000, or 79.5%, to $10,952,000 for the six months ended June 30, 2003, from $6,102,000 for the comparable period in 2002. This increase was primarily due to the additional death benefits, surrenders and other policy benefits from the policies acquired in the asset purchase transaction with Acadian Life.

Amortization of deferred policy acquisition costs and cost of insurance acquired increased by $500,000, or 28.3%, to $2,269,000 for the six months ended June 30, 2003, from $1,769,000 for the comparable period in 2002. This increase was primarily due to the additional amortization of deferred policy acquisition costs and cost of insurance acquired from the additional policies acquired in the asset purchase transaction with Acadian Life.

General and administrative expenses increased by $30,651,000, or 119.2%, to $56,362,000 for the six months ended June 30, 2003, from $25,711,000 for the comparable period in 2002. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the six months of 2003.

Interest expense increased by $1,277,000, or 244.2%, to $1,799,000 for the six months ended June 30, 2003, from $523,000 for the comparable period in 2002. This increase was primarily due to additional warehouse lines of credit required for the additional mortgage loan originations by the Company's mortgage subsidiary.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $159,000, or 12.4%, to $1,124,000 for the six months ended June 30, 2003, from
$1,283,000 for the comparable period in 2002. This decrease was primarily due to fewer at-need mortuary sales.

Second Quarter of 2003 Compared to Second Quarter of 2002

Total revenues increased by $26,148,000 to $44,097,000 for the three months ended June 30, 2003, from $17,949,000 for the three months ended June 30, 2002. Contributing to this increase in total revenues was a $22,182,000 increase in mortgage fee income, a $2,357,000 increase in insurance premiums and other considerations, and a $1,917,000 increase in net investment income.

Insurance premiums and other considerations increased by $2,357,000, or 69.9%, to $5,726,000 for the three months ended June 30, 2003, from $3,369,000 for the comparable period in 2002. This increase was primarily due to the additional insurance premiums from the policies acquired in the asset purchase transaction with Acadian Life.

Net investment income increased by $1,917,000, or 75.8%, to $4,445,000 for the three months ended June 30, 2003, from $2,528,000 for the comparable period in 2002. This increase was primarily attributable to the additional investment income from the assets acquired in the asset purchase transaction with Acadian Life.

Net mortuary and cemetery sales decreased by $101,000, or 3.6%, to $2,710,000 for the three months ended June 30, 2003, from $2,811,000 for the comparable period in 2002. This decrease was primarily due to fewer at-need mortuary sales.

Mortgage fee income increased by $22,182,000, or 247.2%, to $31,156,000 for the three months ended June 30, 2003, from $8,974,000 for the comparable period in 2002. This increase was primarily attributable to a greater number of loan originations during the second quarter of 2003, due to lower interest rates resulting in more borrowers refinancing their mortgage loans.

Total benefits and expenses were $40,629,000, or 92.1%, of total revenues for the three months ended June 30 2003, as compared to $17,634,000, or 98.3%, of total revenues for the comparable period in 2002.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits decreased by an aggregate of $2,055,000, or 67.2%, to $5,112,000 for the three months ended June 30, 2003, from $3,057,000 for the comparable period in 2002. This increase was primarily due to the additional death benefits, surrenders and other policy benefits from the policies acquired in the asset purchase transaction with Acadian Life.

Amortization of deferred policy acquisition costs and cost of insurance acquired increased by $376,000 or 40.2%, to $1,310,000 for the three months ended June 30, 2003, from $934,000 for the comparable period in 2002. This increase was primarily due to the additional amortization of deferred policy acquisition costs and cost of insurance acquired from the additional policies acquired in the asset purchase transaction with Acadian Life.

General and administrative expenses increased by $19,909,000, or 156.0%, to $32,669,000 for the three months ended June 30, 2003, from $12,760,000 for the comparable period in 2002. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the second quarter of 2003.

Interest expense increased by $776,000, or 386.9%, to $976,000 for the three months ended June 30, 2003, from $200,000 for the comparable period in 2002. This increase was primarily due to additional warehouse lines of credit required for the additional mortgage loan originations by the Company's mortgage subsidiary.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $119,000, or 17.5%, to $563,000 for the three months ended June 30, 2003, from $682,000 for the comparable period in 2002. This decrease was primarily due to fewer at-need mortuary sales.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $53,846,000 as of June 30, 2003, compared to $51,530,000 as of December 31, 2002. This represents 52% and 51% of the total insurance-related investments as of June 30, 2003, and December 31, 2002, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2003 and December 31, 2002, 3% ($1,831,000) and 4% ($1,903,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company has a substantial portion of its assets invested in cash, short-term investments and mortgage loans sold to investors. If market conditions were to change so that rates for these investments were to drop or if these investments and higher yielding long-term investments were not available, the Company's interest rate spread (excess interest earned over interest credited to policyholders) would be adversely affected and could result in significant decreases in the Company's overall profitability or losses.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2003, and December 31, 2002, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $56,204,000 as of June 30, 2003, as compared to $53,787,000 as of December 31, 2002. Stockholders' equity as a percent of capitalization increased to 65 % as of June 30, 2003, from 64% as of December 31, 2002.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2002 was 10.7% as compared to a rate of 13.2% for 2001. The 2003 lapse rate has been approximately the same as 2002.

At June 30, 2003, $22,088,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2002.

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

NGU alleged that it has been damaged far in excess of the $75,000 minimum jurisdictional limits of this Court. NGU also seeks attorney's fees and costs as well as prejudgment and postjudgment interest. A second amended complaint and a third amended complaint which included a fraud claim were filed. A motion was filed by the Company to dismiss the third amended complaint, including the fraud claim. The court denied the motion. The Company has counterclaimed for what it claims to be a debit balance owing to it pursuant to the relationship between the parties with said counterclaim seeking a substantial amount from NGU (the amount subject to reduction as premiums are received). The Company is also seeking to recover attorney's fees and costs, as well as punitive damages on three of its causes of action. Certain discovery has taken place. The federal case was dismissed per stipulation. The matter was refiled in Texas state court, Tarrant County, Case No. 348 195490 02. The claims of the respective parties are essentially the same as set forth above which claims against Southern Security Life Insurance Company include fraudulent inducement relative to entering into a contract, fraud, breach of contract, breach of duty of good faith and fair dealing, attorneys' fees and exemplary damages. Further discovery involving the parties is anticipated. The Company intends to vigorously defend the matter as well as prosecute its counterclaim. A trial is presently set for November 2003.

The Company is not a party to any other legal proceedings outside the ordinary course of the Company's business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on the Company or its business.

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

    4.A. Specimen Class A Stock Certificate (1)

      B. Specimen Class C Stock Certificate (1)

      C. Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

10.A.    Restated and Amended Employee Stock Ownership Plan and
         Trust Agreement (1)

    B.   1993 Stock Option Plan (3)

    C.   2000 Director Stock Option Plan (5)

    D.2003 Stock Option Plan (10)

    E. Deferred Compensation Agreement with George R. Quist (2)

    F.Employment Agreement with Scott M. Quist. (4)

    G.Promissory Note with George R. Quist (6)

    H.Deferred Compensation Plan (7)

    I. Coinsurance Agreement between Security National Life and Acadian (8)

    J. Assumption Agreement among Acadian, Acadian Financial Group, Inc., Security National Life and the Company (8)

    K. Asset Purchase Agreement between Acadian, Acadian Financial Group, Inc., Security National Life and the Company (8)

    L. Promissory Note with Key Bank of Utah (9)

    M. Loan and Security Agreement with Key Bank of Utah (9)

 31.1 Certification pursuant to 18 U.S.C. Section 1350 as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification pursuant to 18 U.S.C. Section 1350 as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (1) Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987.

          (2) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989.

          (3) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994.

          (4) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1998.

          (5) Incorporated by reference from Schedule 14A Definitive Proxy Statement, filed August 29, 2000, relating to the Company's Annual Meeting of Shareholders.

          (6) Incorporated by reference from Annual Report on Form 10-K, as filed on April 16, 2001.

          (7) Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002.

          (8) Incorporated by reference from Report on Form 8-K-A as filed on January 8, 2003.

          (9) Incorporated by reference from Annual Report on Form 10-K, as filed on April 15, 2003.

         (10) Incorporated by reference from Schedule 14A Definitive Proxy Statement, filed on June 5, 2003, relating to the Company's Annual Meeting of Shareholders.

Subsidiaries of the Registrant

    (b) Reports on Form 8-K:

        No Current Report on Form 8-K was filed by the Company during the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: August 14, 2003           By:    George R. Quist,
                                        ----------------
                                        Chairman of the Board and Chief
                                        Executive Officer
                                        (Principal Executive Officer)


DATED: August 14, 2003           By:    Stephen M. Sill
                                        ---------------
                                        Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)

                                  EXHIBIT 31.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                          AS ENACTED BY SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 14, 2003
                                          By:    George R. Quist
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                (Principal Executive Officer)

                                  EXHIBIT 31.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                          AS ENACTED BY SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 14, 2003

                                     By:      Stephen M. Sill
                                              Vice President, Treasurer and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10Q for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

George R. Quist
Chief Executive Officer
August 14, 2003

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Security National Life Insurance Company and will be retained by Security National Life Insurance Company and furnished to the Securities and Exchange Commission or its staff upon request.


                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

Stephen M. Sill
Chief Financial Officer
August 14, 2003

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Security National Life Insurance Company and will be retained by Security National Life Insurance Company and furnished to the Securities and Exchange Commission or its staff upon request.