Form 10-Q
period 2003-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2003-11-14
CIK 318673

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2003         Commission File Number: 0-9341
------------------------------------         ------------------------------



                     SECURITY NATIONAL FINANCIAL CORPORATION
                            Exact Name of Registrant.



                 UTAH                               87-0345941
------------------------------              -------------------------
(State or other jurisdiction                IRS Identification Number
of incorporation or organization)



5300 South 360 West, Salt Lake City, Utah               84123
-----------------------------------------        ------------------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including Area Code     (801) 264-1060
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

                              YES  X         NO
                                  ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $2.00 par value                  4,284,012
-------------------------------------      ----------------------------------
         Title of Class                    Number of Shares Outstanding as of
                                                 September 30, 2003

Class C Common Stock, $.20 par value                   6,094,950
------------------------------------       ----------------------------------
         Title of Class                    Number of Shares Outstanding as of
                                                 September 30, 2003

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1    Financial Statements                                      Page No.
------                                                              --------

          Consolidated Statement of Earnings - Nine and three
          months ended September 30, 2003 and 2002 (unaudited).........3

          Consolidated Balance Sheet - September 30, 2003 (unaudited)
          and December 31, 2002 .......................................4-5

          Consolidated Statement of Cash Flows -
          Nine months ended September 30, 2003
          and 2002 (unaudited).........................................6

          Notes to Consolidated Financial Statements...................7-10


Item 2    Management's Discussion and Analysis.........................11-14
------

Item 3    Quantitative and Qualitative Disclosure of Market Risk.......14
------

Item 4    Controls and Procedures......................................15
------

                           PART II - OTHER INFORMATION

          Other Information............................................15-17

          Signature Page...............................................18

          Certifications...............................................19-21





                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                             Nine Months Ended                Three Months Ended
                                                               September 30,                     September 30,
Revenues:                                                 2003              2002             2003             2002
--------                                                  ----              ----             ----             ----
Insurance premiums and other considerations            $17,342,353      $10,319,892       $5,752,258       $3,627,683
Net investment income                                   13,630,206        8,504,297        5,264,666        3,052,659
Net mortuary and cemetery sales                          8,026,021        7,954,592        2,730,776        2,717,806
Realized gains on investments and other assets              (2,207)         746,021           (2,207)          27,205
Mortgage fee income                                     76,979,168       34,828,830       24,067,019       15,988,606
Other                                                      245,893          415,292           62,468          106,325
                                                     -------------    -------------    -------------    -------------
   Total revenues                                      116,221,434       62,768,924       37,874,980       25,520,284
                                                     -------------    -------------    -------------    -------------

Benefits and expenses:
Death benefits                                           9,768,115        4,298,196        2,725,055        1,325,095
Surrenders and other policy benefits                     1,573,695        1,442,718          472,603          372,618
Increase in future policy benefits                       4,921,318        3,628,655        2,113,665        1,569,539
Amortization of deferred policy acquisition costs
   and cost of insurance acquired                        3,622,216        2,334,477        1,353,437          565,708
General and administrative expenses:
   Commissions                                          55,435,397       26,554,414       16,215,158       12,591,644
   Salaries                                             10,378,702        8,308,534        3,421,014        2,925,397
   Other 16,260,51                                      10,320,968        6,076,615        3,955,599
Interest expense                                         3,130,982        1,013,868        1,331,544          491,072
Cost of goods and services sold
  of the mortuaries and cemeteries                       1,699,005        1,515,575          575,267          535,029
                                                     -------------    -------------    -------------    -------------
   Total benefits and expenses                         106,789,942       59,417,405       34,284,358       24,331,701
                                                     -------------    -------------    -------------    -------------

Earnings before income taxes                             9,431,492        3,351,519        3,590,622        1,188,583
Income tax expense                                      (3,065,751)        (825,614)      (1,145,524)        (294,796)
Minority interest (income) loss of subsidiary               17,219           18,263           31,625            3,898
                                                     -------------    -------------    -------------    -------------
      Net earnings                                      $6,382,960       $2,544,168       $2,476,723         $897,685
                                                     =============    =============    =============    =============

Net earnings per common share                                $1.24             $.54             $.49             $.19
                                                             =====             ====             ====             ====
   Weighted average outstanding common shares            5,165,311        4,680,665        5,034,832        4,684,250
                                                     =============    =============    =============    =============

Net earnings per common share-assuming dilution              $1.19             $.51             $.47             $.18
                                                             =====            =====            =====            =====
   Weighted average outstanding common shares
      assuming-dilution                                  5,378,996        5,013,965        5,252,132        5,083,126
                                                     =============    =============    =============    =============
See accompanying notes to consolidated financial statements


                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                             September 30, 2003    December 31,
                                                 (Unaudited)           2002
                                             ------------------    ------------
Assets:
-------
Insurance-related investments:
Fixed maturity securities held
   to maturity, at amortized cost              $33,509,058      $33,015,097
Fixed maturity securities available
   for sale, at market                          17,841,657       18,514,943
Equity securities available for sale,
   at market                                     3,033,204        2,642,093
Mortgage loans on real estate                   25,041,443       21,016,008
Real estate, net of accumulated
   depreciation and allowances for losses        8,863,328        9,331,248
Policy, student and other loans                 10,924,403       10,974,165
Short-term investments                           4,677,926        5,335,478
                                             -------------    -------------
      Total insurance-related
         investments                           103,891,019      100,829,032
                                             -------------    -------------
Restricted assets of cemeteries and mortuaries   5,310,865        5,332,736
                                              ------------    -------------
Cash                                            30,294,277       38,199,041
                                              ------------    -------------
Receivables:
   Trade contracts                               9,786,737       11,358,027
   Mortgage loans sold to investors            107,255,174       89,455,105
   Receivable from agents                        1,441,923        2,054,071
   Receivable from officers                         46,540           70,290
   Other                                         1,593,581        1,131,977
                                             -------------    -------------
      Total receivables                        120,123,955      104,069,470
   Allowance for doubtful accounts              (4,817,755)      (2,385,309)
                                             -------------    -------------
   Net receivables                             115,306,200      101,684,161
                                             -------------    -------------
Policyholder accounts on deposit
   with reinsurer                                6,822,334        6,955,691
Land and improvements held for sale              8,573,388        8,429,215
Accrued investment income                        1,316,052          928,287
Deferred policy and pre-need acquisition costs  16,879,934       15,917,257
Property, plant and equipment, net              11,004,751       10,921,635
Cost of insurance acquired                      15,229,005       16,330,711
Excess of cost over net assets
   of acquired subsidiaries                        683,191          683,191
Other                                              887,548          945,805
                                             -------------    -------------
      Total assets                            $316,198,564     $307,156,762
                                             =============    =============






See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)


                                             September 30, 2003    December 31,
                                                (Unaudited)            2002
                                             ------------------    ------------
Liabilities:
-----------
Future life, annuity, and other
   policy benefits                              $218,603,200     $215,980,207
Unearned premium reserve                           1,945,307        1,914,700
Bank loans payable                                14,986,969       16,113,227
Notes and contracts payable                        3,430,279        3,160,009
Potential stock redemption                         1,800,000           --
Deferred pre-need cemetery and funeral
   contracts revenues and estimated future
   cost of pre-need sales                         10,559,213       10,002,396
Accounts payable                                   1,290,172        1,553,777
Funds held under reinsurance treaties              1,304,981        1,334,964
Other liabilities and accrued expenses            10,843,157       10,182,382
Income taxes                                      11,036,256        8,103,882
                                               -------------    -------------

      Total liabilities                          275,799,534      268,345,544
                                               -------------    -------------

Commitments and Contingencies                         --               --

Minority interest                                  3,963,890        4,297,807
                                               -------------    -------------

Stockholders' Equity:
Common stock:
      Class A: $2.00 par value, authorized 10,000,000
         shares, issued 5,561,233 shares in 2003
         and 5,794,492 shares in 2002             11,122,466       11,588,984
      Class C: $0.20 par value, authorized
         7,500,000 shares, issued 6,166,699
         shares in 2003 and 6,182,669
         shares in 2002                            1,233,340        1,236,533
                                               -------------    -------------
Total common stock                                12,355,806       12,825,517
Additional paid-in capital                        10,316,658       11,280,842
Accumulated other comprehensive income
      (loss) and other items, net of
      deferred taxes                                (846,100)       1,191,863
Retained earnings                                 18,134,598       11,992,542
Treasury stock at cost (1,277,221 Class A
      shares and 1,749 Class C shares in
      2003; 1,151,811 Class A shares
      and 71,749 Class C shares in 2002, held by
      affiliated companies)                        (3,525,822)      (2,777,353)
                                                -------------    -------------
Total stockholders' equity                         36,435,140       34,513,411
                                                -------------    -------------
   Total liabilities and stockholders' equity    $316,198,564     $307,156,762
                                                =============    =============



See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Nine Months Ended September 30,
                                               2003                   2002
                                               ----                   ----
Cash flows from operating activities:
      Net cash provided by operating
      activities                            $4,097,189            $12,523,692
                                          ------------            -----------

Cash flows from investing activities:
   Securities held to maturity:
      Purchase - fixed maturity securities  (8,080,087)     (4,062,931)
      Calls and maturities - fixed
        maturity securities                  7,607,038       7,122,717
   Securities available for sale:
      Calls and maturities - fixed
         maturity securities                   360,000       3,301,497
      Purchases of equity securities           (51,921)           (367)
   Purchases of short-term investments     (15,608,535)     (8,334,285)
   Sales of short-term investments          16,661,402       7,425,705
   Purchases of restricted assets               41,009        (147,552)
   Mortgage, policy, and other loans made  (17,258,017)     (4,707,046)
   Payments received for mortgage,
      real estate, policy, and other loans  12,861,203       4,648,685
   Purchases of property, plant,
      and equipment                         (1,215,617)     (1,160,274)
   Purchases of real estate                 (1,012,284)     (1,501,405)
   Sale of real estate                       1,230,802          --
                                          ------------    ------------

         Net cash (used in) provided by
            investing activities            (4,465,007)      2,584,744
                                          ------------    ------------

Cash flows from financing activities:
   Annuity receipts                          4,422,489       6,153,617
   Annuity withdrawals                      (8,061,431)     (8,325,543)
   Repayment of bank loans and notes and
      contracts payable                     (3,174,736)     (1,659,228)
   Stock options exercised                      25,200          --
   Proceeds from borrowings on bank loans
      and notes and contracts payable            --            186,594
   Purchase of Treasury Stock                 (748,468)         --
   Sale of Treasury Stock                        --             37,824
   Other                                         --             --
                                          ------------    ------------

      Net cash (used in) provided by
         financing activities               (7,536,946)     (3,606,736)
                                          ------------    ------------
Net change in cash                          (7,904,764)     11,501,700

Cash at beginning of period                 38,199,041       8,757,246
                                          ------------    ------------

Cash at end of period                      $30,294,277     $20,258,946
                                          ============    ============

Non cash investing and financial activities
-----------------------------------------------
During the nine months ended September 30, 2003, the Company entered into a potential stock redemption agreement (see Note 7). As a result, the Company reclassified $1,800,000 of common stock and additional paid-in capital to a liability.


See accompanying notes to consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         September 30, 2003, (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

2.   Comprehensive Income

For the nine months ended September 30, 2003 and 2002, total comprehensive income amounted to $4,344,997 and $2,357,975, respectively.

For the three months ended September 30, 2003 and 2002, total comprehensive income amounted to $2,339,192 and $807,461, respectively.

3.   Stock-Based Compensation

The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans. Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings for three months ended September 30, 2003, and 2002 would not have been effected. Net earnings for the nine months ended September 30, 2003 and 2002 would have been reduced by the following:

                                              Nine Months Ended September 30,
                                             2003                       2002
                                             ----                       ----
Net earnings as reported                 $6,382,960                 $2,544,168
Deduct:  Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards, net of related
         tax effects                       (133,000)                     --
                                        -----------                 ----------
Pro forma net earnings                   $6,249,960                 $2,544,168
                                         ==========                 ==========

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         September 30, 2003 (Unaudited)

                                             Nine Months Ended September 30,
                                            2003                       2002
                                            ----                       ----
      Net earnings per common share:
        Basic - as reported                 $1.24                      $.54
        Basic - pro forma                   $1.21                      $.54
        Diluted - as reported               $1.19                      $.51
        Diluted - pro forma                 $1.16                      $.51

4. Earnings Per Share In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                             Nine Months Ended September 30,
                                            2003                     2002
                                            ----                     ----
Numerator:
      Net income                        $6,382,960                $2,544,168
                                        ==========                ==========
Denominator:
      Denominator for basic earnings per share-
        weighted-average shares          5,165,311                 4,680,665
                                        ----------               -----------

      Effect of dilutive securities:
        Employee stock options             208,961                   305,041
        Stock appreciation rights            4,724                    28,259
                                      ------------              ------------
      Dilutive potential common shares     213,685                   333,300
                                        ----------               -----------
      Denominator for diluted earnings
        per share-adjusted
        weighted-average shares and
        assumed conversions             5,378,996                  5,013,965
                                      ===========                ===========

      Basic earnings per share              $1.24                       $.54
                                            =====                       ====

      Diluted earnings per share            $1.19                       $.51
                                            =====                       ====

                                           Three Months Ended September 30,
                                         2003                            2002
                                         ----                            ----
Numerator:
      Net income                     $2,476,723                  $    897,685
                                     ==========                  ============
Denominator:
      Denominator for basic earnings
      per share-weighted-average
      shares                          5,034,832                     4,684,250
                                     ----------                   -----------

      Effect of dilutive securities:
        Employee stock options          212,541                       314,024
        Stock appreciation rights         4,759                        84,852
                                     ----------                    ----------
      Dilutive potential common shares  217,300                       398,876
                                   ------------                   -----------

      Denominator for diluted earnings
       per share-adjusted weighted-
       average shares and assumed
       conversions                    5,252,132                     5,083,126
                                    ===========                   ===========

      Basic earnings per share             $.49                          $.19
                                           ====                          ====

      Diluted earnings per share           $.47                          $.18
                                           ====                          ====



            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         September 30, 2003, (Unaudited)

5.  Business Segment
                                        Life             Cemetery/                            Reconciling
                                      Insurance          Mortuary           Mortgage             Items        Consolidated
For the Nine Months Ended
September 30, 2003
--------------------------
Revenues from
      external customers            $ 22,137,919       $ 8,880,150         $85,203,365$          --          $116,221,434

Intersegment revenues                  7,379,515           --                  --              (7,379,515)         --

Segment profit                         1,114,422           135,785           8,181,285           --             9,431,492

Identifiable assets                  296,676,591        43,828,908          19,512,932        (43,819,867)    316,198,564

For the Nine Months Ended
September 30, 2002
-------------------------
Revenues from
   external customers               $ 14,844,979       $ 9,454,018         $38,469,927$          --          $ 62,768,924

Intersegment revenues                  3,474,189           --                  --              (3,474,189)        --

Segment profit                           563,976         1,221,538           1,566,005           --             3,351,519

Identifiable assets                  203,071,749        41,053,996          10,180,717        (34,485,755)    219,820,707


For the Three Months Ended
September 30, 2003
--------------------------
Revenues from
   external customers               $  7,363,273       $ 3,051,572         $27,460,135$             --       $ 37,874,980

Intersegment revenues                  2,675,710           --                  --              (2,675,710)          --

Segment profit                           511,322           225,413           2,853,887              --          3,590,622

For the Three Months Ended
September 30, 2002
--------------------------
Revenues from
   external customers               $  5,083,781       $ 3,005,034         $17,431,469$            --        $ 25,520,284

Intersegment revenues                  1,186,158           --                  --              (1,186,158)        --

Segment profit                            59,282           195,121             934,180           --             1,188,583


            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         September 30, 2003, (Unaudited)

6. Recent Acquisition

On December 23, 2002, the Company completed an asset purchase transaction with Acadian Life Insurance Company, a Louisiana domiciled life insurance company ("Acadian Life"), in which it acquired from Acadian Life $75,000,000 in assets and $75,000,000 in insurance reserves through its wholly owned subsidiary, Security National Life Insurance Company, a Utah domiciled life insurance company. The acquired assets consist primarily of approximately 275,000 funeral insurance policies in force in the state of Mississippi. The assets were originally acquired by Acadian Life from Gulf National Life Insurance Company ("GNLIC") on June 6, 2001, consisting of all of GNLIC's insurance policies in force and in effect on June 1, 2001.

7. Potential Stock Redemption

The Company entered into an agreement with a stockholder in August 2003 wherein it purchased 124,000 shares of Class A Common Stock from this stockholder for $6.00 per share. The purchase of these shares is reflected in treasury stock as of September 30, 2003.

Also under the terms of this agreement, this stockholder has agreed not to purchase or control, directly or indirectly, any additional shares of Class A or Class C common stock through August 2007, and on August 27, 2004, 2005 and 2006, this stockholder may request, but is not obligated to request, the Company to purchase an additional 100,000 shares of Class A common stock held by this stockholder for $6.00 per share. In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 150, the Company has recorded $1,800,000 as a liability under the assumption that the stockholder could request the Company to purchase these shares, and has reduced stockholders' equity for the same amount. This amount has not been recorded at its present value because the discount is not material. The Company is not aware of the intention of the stockholder to exercise his right in the future. In the event that the stockholder does not exercise his right, the amount recorded as a liability will be reduced and stockholders' equity will be increased.

8.  Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after September 30, 2003. We are currently evaluating the effect that the adoption of SFAS No. 149 will have on our results of operations and financial position.

In January 2003, the FASB issued SFAS No. 46, "Consolidation of Variable Interest Entities." SFAS No. 46 is currently effective for periods beginning after December 15, 2003. SFAS No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from a separate enterprise. Such entities are identified as Variable Interest Entities. The objective of SFAS No. 46 is to improve financial reporting by those separate enterprises involved with variable interest entities. If those separate enterprises have a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in the financial statements with those of the business enterprise. Management does not believe the adoption of SFAS No. 46 will have a material effect on the Company's financial position or results of operations. SFAS No. 46 further requires the disclosure of certain information related to variable interest entities in which the Company holds a significant variable interest. The Company does not believe that it owns any such interests that require disclosure at this time.

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

During the nine months ended September 30, 2003, Security National Mortgage Company ("SNMC") experienced increases in revenue and expenses due to the increase in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from the borrowers and other secondary fees from third party investors who purchase the loans from SNMC. SNMC sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. SNMC originated and sold 14,487 ($2,125,995,000) and 7,403 ($1,075,229,000) loans respectively for the nine months ended September 30, 2003 and 2002.

On December 23, 2002, the Company completed an asset purchase transaction with Acadian Life Insurance Company, a Louisiana domiciled life insurance company, in which it acquired from Acadian Life $75,000,000 in assets and $75,000,000 in insurance reserves through its wholly owned subsidiary, Security National Life Insurance Company, a Utah domiciled life insurance company. The acquired assets consist primarily of approximately 275,000 funeral insurance policies in force in the state of Mississippi. The assets were originally acquired by Acadian Life from Gulf National Life Insurance Company ("GNLIC") on June 6, 2001, consisting of all of GNLIC's insurance policies in force and in effect on June 1, 2001.

Results of Operations

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Total revenues increased by $53,452,000, or 85.2%, to $116,221,000 for the nine months ended September 30, 2003, from $62,769,000 for the nine months ended September 30, 2002. Contributing to this increase in total revenues was a $42,150,000 increase in mortgage fee income, a $7,022,000 increase in insurance premiums and other considerations, and a $5,126,000 increase in net investment income.

Insurance premiums and other considerations increased by $7,022,000, or 68.0%, to $17,342,000 for the nine months ended September 30, 2003, from $10,320,000 for the comparable period in 2002. This increase was primarily due to the additional insurance premiums from the policies acquired in the asset purchase transaction with Acadian Life.

Net investment income increased by $5,126,000, or 60.3%, to $13,630,000 for the nine months ended September 30, 2003, from $8,504,000 for the comparable period in 2002. This increase was primarily attributable to the additional investment income from the assets acquired in the asset purchase transaction with Acadian Life.

Net mortuary and cemetery sales increased by $71,000, or 0.9%, to $8,026,000 for the nine months ended September 30, 2003, from $7,955,000 for the comparable period in 2002. This increase was primarily due to increased sales of cemetery properties.

Realized gains on investments and other assets decreased by $748,000 or 100.3%, to $(2,000) for the nine months ended September 30, 2003, from $746,000 for the comparable period in 2002. The realized gains on investments and other assets in 2002 were from the sale of property at Lake Hills Cemetery.

Mortgage fee income increased by $42,150,000, or 121.0%, to $76,979,000 for the nine months ended September 30, 2003, from $34,829,000 for the comparable period in 2002. This increase was primarily attributable to a greater number of loan originations during the nine months of 2003 due to lower interest rates resulting in more borrowers refinancing their mortgage loans.

Total benefits and expenses were $106,790,000, or 91.9%, of total revenues for the nine months ended September 30, 2003, as compared to $59,417,000, or 94.7%, of total revenues for the comparable period in 2002.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $6,893,000, or 73.6%, to $16,263,000 for the nine months ended September 30, 2003, from $9,370,000 for the comparable period in 2002. This increase was primarily due to the additional death benefits, surrenders and other policy benefits from the policies acquired in the asset purchase transaction with Acadian Life.

Amortization of deferred policy acquisition costs and cost of insurance acquired increased by $1,288,000, or 55.2%, to $3,622,000 for the nine months ended September 30, 2003, from $2,334,000 for the comparable period in 2002. This increase was primarily due to the additional amortization of deferred policy acquisition costs and cost of insurance acquired from the additional policies acquired in the asset purchase transaction with Acadian Life.

General and administrative expenses increased by $36,891,000, or 81.6%, to $82,075,000 for the nine months ended September 30, 2003, from $45,184,000 for the comparable period in 2002. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the nine months of 2003.

Interest expense increased by $2,117,000, or 208.8%, to $3,131,000 for the nine months ended September 30, 2003, from $1,014,000 for the comparable period in 2002. This increase was primarily due to additional warehouse lines of credit required for the additional mortgage loan originations by the Company's mortgage subsidiary.

Cost of goods and services sold of the mortuaries and cemeteries increased by $184,000, or 12.1%, to $1,699,000 for the nine months ended September 30, 2003, from $1,515,000 for the comparable period in 2002. This increase was primarily due to increased costs of funeral products.

Third Quarter of 2003 Compared to Third Quarter of 2002

Total revenues increased by $12,355,000, to $37,875,000 for the three months ended September 30, 2003, from $25,520,000 for the three months ended September 30, 2002. Contributing to this increase in total revenues was a $8,078,000 increase in mortgage fee income, a $2,124,000 increase in insurance premiums and other considerations, and a $2,212,000 increase in net investment income.

Insurance premiums and other considerations increased by $2,124,000, or 58.6%, to $5,752,000 for the three months ended September 30, 2003, from $3,628,000 for the comparable period in 2002. This increase was primarily due to the additional insurance premiums from the policies acquired in the asset purchase transaction with Acadian Life.

Net investment income increased by $2,212,000, or 72.5%, to $5,265,000 for the three months ended September 30, 2003, from $3,053,000 for the comparable period in 2002. This increase was primarily attributable to the additional investment income from the assets acquired in the asset purchase transaction with Acadian Life.

Net mortuary and cemetery sales increased by $13,000, or .5%, to $2,731,000 for the three months ended September 30, 2003, from $2,718,000 for the comparable period in 2002. This increase was primarily due to increased sales of cemetery properties.

Mortgage fee income increased by $8,078,000, or 50.5 %, to $24,067,000 for the three months ended September 30, 2003, from $15,989,00 for the comparable period in 2002. This increase was primarily attributable to a greater number of loan originations during the third quarter of 2003, due to lower interest rates resulting in more borrowers refinancing their mortgage loans.

Total benefits and expenses were $34,284,000, or 90.5%, of total revenues for the three months ended September 30 2003, as compared to $24,332,000, or 95.3%, of total revenues for the comparable period in 2002.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $2,044,000, or 62.6%, to $5,311,000 for the three months ended September 30, 2003, from $3,267,000 for the comparable period in 2002. This increase was primarily due to the additional death benefits, surrenders and other policy benefits from the policies acquired in the asset purchase transaction with Acadian Life.

Amortization of deferred policy acquisition costs and cost of insurance acquired increased by $787,000 or 139.2%, to $1,353,000 for the three months ended September 30, 2003, from $566,000 for the comparable period in 2002. This increase was primarily due to the additional amortization of deferred policy acquisition costs and cost of insurance acquired from the additional policies acquired in the asset purchase transaction with Acadian Life.

General and administrative expenses increased by $6,240,000, or 32.0%, to $25,713,000 for the three months ended September 30, 2003, from $19,473,000 for the comparable period in 2002. This increase primarily resulted from an increase in commissions and other expenses due to additional mortgage loan originations having been made by the Company's mortgage subsidiary during the second quarter of 2003.

Interest expense increased by $840,000, or 171.2%, to $1,332,000 for the three months ended September 30, 2003, from $491,000 for the comparable period in 2002. This increase was primarily due to additional warehouse lines of credit required for the additional mortgage loan originations by the Company's mortgage subsidiary.

Cost of goods and services sold of the mortuaries and cemeteries increased by $40,000, or 7.5%, to $575,000 for the three months ended September 30, 2003, from $535,000 for the comparable period in 2002. This increase was primarily due to the increase in the cost of merchandise of funeral products.

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

The Company attempts to match the duration of invested assets with its policyholder and cemetery and mortuary liabilities. The Company may sell investments other than those held-to-maturity in the portfolio to help in this timing; however, to date, that has not been necessary. The Company purchases short-term investments on a temporary basis to meet the expectations of short-term requirements of the Company's products. The Company's investment philosophy is intended to provide a rate of return, which will persist during the expected duration of policyholder and cemetery and mortuary liabilities regardless of future interest rate movements.

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $51,351,000 as of September 30, 2003, compared to $51,530,000 as of December 31, 2002. This represents 49% and 51% of the total insurance-related investments as of September 30, 2003, and December 31, 2002, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At September 30, 2003 and December 31, 2002, 3% ($1,785,000) and 4% ($1,903,000) of
the Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company has a substantial portion of its assets invested in cash, short-term investments and mortgage loans sold to investors. If market conditions were to change so that rates for these investments were to decline or if these investments and higher yielding long-term investments were not available, the Company's interest rate spread (excess interest earned over interest credited to policyholders) would be adversely affected and could result in significant decreases in the Company's overall profitability or losses.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2003, and December 31, 2002, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $54,852,000 as of September 30, 2003, as compared to $53,787,000 as of December 31, 2002. Stockholders' equity as a percent of capitalization increased to 66% as of September 30, 2003, from 64% as of December 31, 2002.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2002 was 10.7% as compared to a rate of 13.2% for 2001. The 2003 lapse rate has been approximately the same as 2002.

At September 30, 2003, $23,355,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

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

                           Part II Other Information:

Item 1.  Legal Proceedings

An action was brought against the Company in May 2001, by Glenna Brown Thomas individually and as personal representative of the Estate of Lynn W. Brown in the Third Judicial Court, Salt Lake County, Utah. The action asserts that Memorial Estates delivered to Lynn W. Brown six stock certificates representing 2,000 shares in 1970 and 1971. Mr. Brown died in 1972. It is asserted that at the time the 2,000 shares were issued and outstanding, such represented a 2% ownership of Memorial Estates. It is alleged Mr. Brown was entitled to preemptive rights and that after the issuance of the stock to Mr. Brown there were further issuances of stock without providing written notice to Mr. Brown or his estate with respect to an opportunity to purchase more stock. It is asserted among other things that the plaintiff "has the right to a transfer of Brown's shares to Thomas on defendants' (which includes Security National Financial Corporation as well as Memorial Estates, Inc.) books and to restoration of Brown's proportion of share ownership in Memorial at the time of his death by issuance and delivery to Thomas of sufficient shares of defendant's publicly traded and unrestricted stock in exchange for the 2,000 shares of Memorial stock and payment of all dividends from the date of Thomas's demand, as required by
Article XV of the Articles of Incorporation." The formal discovery cutoff is January 15, 2004. Based on present information, the Company intends to vigorously defend the matter, including an assertion that the statute of limitations bars the claims.

An action was brought against Southern Security Life Insurance Company by National Group Underwriters, Inc. ("NGU") in state court in the State of Texas. The case was removed by the Company to the United States District Court for the Northern District of Texas, Fort Worth Division, with Civil No. 4:01-CV-403-E. An Amended Complaint was filed on or about July 18, 2001. The Amended Complaint asserted that NGU had a contract with the Company wherein NGU would submit applications for certain policies of insurance to be issued by the Company. It alleged that disputes had arisen between NGU and the Company with regard to the calculation and payment of certain advanced commissions as well as certain production bonuses.

NGU alleged that it had been damaged far in excess of the $75,000 minimum jurisdictional limits of the Federal Court. NGU also sought attorney's fees and costs as well as prejudgment and postjudgment interest. A second amended complaint and a third amended complaint, which included a fraud claim, were filed. A motion was filed by the Company to dismiss the third amended complaint, including the fraud claim. The court denied the motion. The Company counterclaimed for what it claimed to be a debit balance owing to it pursuant to the relationship between the parties with said counterclaim seeking such from NGU (the amount subject to reduction as premiums are received). The Company also sought to recover attorney's fees and costs, as well as punitive damages on three of its causes of action. Certain discovery took place. The federal case was dismissed per stipulation. The matter was refiled in Texas state court, Tarrant County, Case No. 348 195490 02. The claims of the respective parties are essentially the same as set forth above, which claims against Southern Security Life Insurance Company include fraudulent inducement relative to entering into a contract, fraud, breach of contract, breach of duty of good faith and fair dealing, attorneys' fees and exemplary damages. Certain depositions have been taken since the filing again in state court and further discovery is anticipated. The Company intends to vigorously defend the matter as well as prosecute its counterclaim. A trial is presently set for July, 2004.

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

               NONE

Item 3.        Defaults Upon Senior Securities

               NONE

Item 4.        Submission of Matters to a Vote of Security Holders

               At the annual stockholders meeting held on July 11, 2003, the following matters were acted upon: (i) seven directors consisting of George R. Quist, J. Lynn Beckstead, Jr., Scott M. Quist, Charles L. Crittenden, Dr. Robert G. Hunter, H. Craig Moody and Norman G. Wilbur were elected to serve until the next annual stockholders meeting or until their respective successors are elected and qualified (for George R. Quist, Class A and Class C shares, 9,065,935 votes were cast in favor of election, no votes were cast against election and there were 13,542 abstentions; for
               J. Lynn Beckstead, Jr., Class A shares only, 3,594,399 votes were cast in favor of election, no votes were cast against election and there were 87,757 abstentions; for Scott M. Quist, Class A and Class C shares, 9,066,826 votes were cast in favor of election, no votes were cast against election and there were 12,651 abstentions; for Charles L. Crittenden, Class A shares only, 3,675,477 votes were cast in favor of election and no votes were cast against election and there were 6,552 abstentions; for Dr. Robert G. Hunter, Class A and Class C shares, 9,067,239 votes were cast in favor of election, no votes cast against election and there were 12,238 abstentions; for H. Craig Moody, Class A and C shares, 9,067,174 votes were cast in favor of election, no votes cast against election and there were 12,303 abstentions; for Norman G. Wilbur, Class A and Class C shares, 9,067,239 votes were cast in favor of election, no votes were cast against election and there were 12,238 abstentions; (ii) the appointment of Tanner + Co., as the Company's independent accountants for the fiscal year ended December 31, 2003, was ratified (with 9,039,595 votes cast for appointment, 9,173 votes against appointment and 24,207 abstentions); and (iii) adoption of the 2003 Stock Option Plan and the reservation of 500,000 shares of Class A Common Stock and 1,000,000 shares of Class C Common Stock was ratified (with 7,772,537 votes cast for adoption, 300,330 votes cast against adoption and 15,071 abstentions).

Item 5.        Other Information

               NONE

Item 6.        Exhibits and Reports on Form 8-K

 (a)     Exhibits:
      3.1. Articles of Restatement of Articles of Incorporation (8)
      3.2. Amended Bylaws
      4.1. Specimen Class A Stock Certificate (1) 4.2. Specimen Class C Stock Certificate (1)
      4.3 Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
      10.1 Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
      10.2 1993 Stock Option Plan (3)
      10.3 2000 Director Stock Option Plan (5)

      10.4    2003 Stock Option Plan (10)
      10.5    Deferred Compensation Agreement with George R. Quist (2)
      10.6    Employment Agreement with Scott M. Quist. (4)
      10.7    Promissory Note with George R. Quist (6)
      10.8    Deferred Compensation Plan (7)
      10.9    Coinsurance Agreement between Security National Life and
              Acadian (8)
      10.10 Assumption Agreement among Acadian, Acadian Financial Group, Inc., Security National Life and the Company (8)
      10.11 Asset Purchase Agreement between Acadian, Acadian Financial Group, Inc., Security National Life and the Company (8)
      10.12   Promissory Note with Key Bank of Utah (9)
      10.13   Loan and Security Agreement with Key Bank of Utah (9)
      10.14 Stock Purchase and Sale Agreement with Ault Glazer & Co. Investment Management LLC
       31.1   Certification pursuant to 18 U.S.C. Section 1350 as enacted by
              Section 302 of the Sarbanes-Oxley Act of 2002.
       31.2   Certification pursuant to 18 U.S.C. Section 1350 as enacted by
              Section 302 of the Sarbanes-Oxley Act of 2002.
       32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
              (1) Incorporated by reference from Registration Statement on Form
                  S-1, as filed on June 29, 1987.
              (2) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989.
              (3) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994.
              (4) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1998.
              (5) Incorporated  by reference from Schedule 14A Definitive
                  Proxy Statement, filed August 29, 2000, relating to the Company's Annual Meeting of Shareholders.
              (6) Incorporated by reference from Annual Report on Form 10-K, as filed on April 16, 2001.
              (7) Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002.
              (8) Incorporated by reference from Report on Form 8-K-A as filed on January 8, 2003.
              (9) Incorporated by reference from Annual Report on Form 10-K, as filed on April 15, 2003.
             (10) Incorporated  by reference from Schedule 14A Definitive
                  Proxy Statement, Filed on June 5, 2003, relating to the Company's Annual Meeting of Shareholders.

Subsidiaries of the Registrant
      (b) Reports on Form 8-K:
          No Current Report on Form 8-K was filed by the Company during the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: November 14, 2003              By:    George R. Quist,
                                             ----------------
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


DATED: November 14, 2003              By:    Stephen M. Sill
                                             ---------------
                                             Vice President, Treasurer and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

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


Date: November 14, 2003                 By:      George R. Quist
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

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


Date:  November 14, 2003              By:      Stephen M. Sill
                                               Vice President, Treasurer and
                                               Chief Financial Officer
                                               (Principal Financial and
                                                Accounting Officer)


                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



George R. Quist
Chief Executive Officer
November 14, 2003

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


                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Stephen M. Sill
Chief Financial Officer
November 14, 2003

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