Form 10-K
period 2003-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2004-03-30
CIK 318673

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2003, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                          Commission File Number 0-9341

                     Security National Financial Corporation
             (Exact name of registrant as specified in its Charter)

           UTAH                                        87-0345941
--------------------------------                 ----------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                Identification Number)

5300 South 360 West, Suite 250 Salt Lake City, Utah         84123
---------------------------------------------------    ----------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (801) 264-1060
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

       Title of each Class           Name of each exchange on which registered
-------------------------------      -----------------------------------------
Class A Common Stock, $2.00 Par Value             Nasdaq National Market

Class C Common Stock, $0.20 Par Value                         None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes [X]  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of Registrant's most recently completed second fiscal quarter was $29,890,000, based upon the closing price on that date on the Nasdaq National Market. There were 5,054,906 shares of Class A Common Stock and 6,260,793 shares of Class C Stock outstanding at March 25, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

  ============================================================================

                                Item 1. Business

Security National Financial Corporation (the "Company") operates in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance. These products are marketed in 36 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment of the Company consists of five cemeteries in the state of Utah and one in the state of California and eight mortuaries in the state of Utah and five in the state of Arizona. The Company also engages in pre-need selling of funeral, cemetery and cremation services through its Utah operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction and existing homes and real estate projects. The mortgage loan segment operates through 17 offices in seven states.

The design and structure of the Company is that each segment is related to the others and contributes to the profitability of the other segments. Because of the cemetery and mortuary operations in Utah, California and Arizona, the Company enjoys a level of public awareness that assists in the sales and marketing of insurance and pre-need cemetery and funeral products. The Company's insurance subsidiaries invest their assets (representing in part the pre-paid funerals) in investments authorized by the respective insurance departments of their states of domicile. One such investment authorized by the Insurance Departments is high quality mortgage loans. Thus, while each segment is a profit center on a stand-alone basis, this horizontal integration of each segment is planned to lead to improved profitability of the Company. The Company also pursues growth through acquisitions of both life insurance companies and cemeteries and mortuaries. The Company's acquisition business strategy is based on reducing the overhead cost of the acquired company by utilizing existing personnel, management, and technology while still providing quality service to customers and policyholders.

The Company was organized as a holding company in 1979, when Security National Life Insurance Company ("Security National Life") became a wholly owned subsidiary of the Company and the former stockholders of Security National Life became stockholders of the Company. Security National Life was formed in 1965 and has grown through the direct sale of life insurance and annuities and through the acquisition of other insurance companies, including the acquisitions of Capital Investors Life Insurance Company in 1994, Civil Service Employees Life Insurance Company in 1995, Southern Security Life Insurance Company in 1998 and an asset purchase transaction with Acadian Life Insurance Company in December 2002. Most recently, on March 16, 2004, the Company purchased all of the outstanding common stock of Paramount Security Life Insurance Company, a Louisiana domiciled life insurance company ("Paramount") for the purchase price of $4,398,000. The purchase was effective January 26, 2004. The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies, including the acquisitions of Paradise Chapel Funeral Home, Inc. in 1989, Holladay Memorial Park, Inc., Cottonwood Mortuary, Inc. and Deseret Memorial, Inc. in 1991, Sunset Funeral Home in 1994, Greer-Wilson Funeral Home, Inc. in 1995 and Crystal Rose Funeral Home in 1997. In 1993, the Company formed Security National Mortgage Company ("Security National Mortgage") to originate and refinance mortgage loans. Since 1993 Security National Mortgage Company has opened 17 branches in seven states. See Notes to Consolidated Financial Statements for additional disclosure and discussion regarding segments of the business.

Life Insurance

         Products

The Company, through its insurance subsidiaries, Security National Life, Southern Security Life Insurance Company, and Paramount, issues and distributes selected lines of life insurance and annuities. The Company's life insurance business includes funeral plans, interest-sensitive whole life insurance, as well as other traditional life and accident and health insurance products. The Company places specific marketing emphasis on funeral plans and traditional whole life products sold in association with the funding of higher education costs.

A funeral plan is a small face value life insurance policy that generally has a face coverage of up to $15,000. The Company believes that funeral plans represent a marketing niche that has lower competition since most insurance companies do not offer similar coverages. The purpose of the funeral plan policy is to pay the costs and expenses incurred at the time of a person's death. On a per thousand dollar cost of insurance basis, these policies can be more expensive to the policyholder than many types of non-burial insurance due to their low face amount, requiring the fixed cost of the policy to be distributed over a smaller policy size, and the simplified underwriting practices that result in higher mortality costs.

Through the Company's higher education funding division the Company markets strategies for the funding of a child's education. Pursuant to those strategies the Company conducts scholarship searches and originates and funds government guaranteed student loans. The traditional whole life product marketed in conjunction with funding of higher education costs is a 10-Pay Whole Life with an Annuity Rider. Both the paid-up aspect of the Whole Life policy and the savings aspect of the Annuity Rider are marketed as a tool for parents to help fund the cost of their children's higher education. The product is offered to parents who have children generally under the age of 25.

   Markets and Distribution

The Company is licensed to sell insurance in 36 states. The Company, in marketing its life insurance products, seeks to locate, develop and service specific "niche" markets. A "niche" market is an identifiable market, which the Company believes is not emphasized by most insurers.

Funeral plan policies are sold  primarily to persons who range in age from 45 to
75. Even though people of all ages and income levels purchase funeral plans, the Company believes that the highest percentage of funeral plan purchasers are individuals who are older than 45 and have low to moderate income.

Higher education funding is for families that desire to prepare for their children's higher education needs. Such preparation can include searches for scholarships, grant applications, guaranteed student loan applications, and the purchase of life insurance and annuities. In 1965, the Higher Education Act ("HEA") created the guaranteed student loan programs participated in by the Company. Federal Family Education Loan ("FFEL") Program, which now comprises Federal Stafford Loans (formerly Guaranteed Student Loans), Federal PLUS Loans, and Federal Consolidation Loans. The FFEL Program makes these long-term loans available to students attending institutions of higher education, vocation, technical, business and trade schools and some foreign schools. State or private nonprofit guaranty agencies insure FFEL's and the Federal Government reimburses these agencies for all or part of the insurance loans they pay to lenders. The federal guaranty on a FFEL replaces the security (collateral) usually required for a long-term consumer loan. These government programs have numerous rules for qualification and have limits on how much you can borrow. The Company's whole life product has an Annuity Rider that can provide a way for families to save additional funds for their children's education. The Company has a student loan resource department, which is available to policyholders to help parents and students apply for various scholarships, grants and loans.

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

In some instances, funeral plan insurance is marketed in conjunction with the Company's cemetery and mortuary sales force. When it is marketed by that group, the beneficiary is usually the Company's cemeteries and mortuaries. Thus, death benefits that become payable under the policy are paid to the Company's cemetery and mortuary subsidiaries to the extent of services performed and products purchased.

In marketing the funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2003:

                                         2003              2002             2001               2000               1999
                                         ----              ----             ----               ----               ----
Life Insurance
Policy/Cert.
    Count as of December 31         353,017(1)(2)     341,909(1)            74,335            71,178             75,808
Insurance
    in force as of December 31
    (omitted 000)                $3,164,744(1)(2)  $2,635,436(1)        $2,425,557        $2,049,789         $2,113,893
Premiums Collected
    (omitted 000)                   $32,255(1)(2)        $14,699           $14,860           $14,959         $15,261(1)

(1) Includes asset purchase transaction with Acadian Life Insurance Company on December 23, 2002. (2) Includes reinsurance assumed under agreement with Guaranty Income Life Insurance Company on October 1, 2003.

    Underwriting

Factors considered in evaluating an application for ordinary life insurance coverage can include the applicant's age, occupation, general health and medical history. Upon receipt of a satisfactory application, which contains pertinent medical questions, the Company writes insurance based upon its medical limits and requirements subject to the following general non-medical limits:

                 Age Nearest                     Non-Medical
                   Birthday                           Limits

                     0-50                            $75,000
                    51-up                      Medical information
                                             required (APS or exam)

When underwriting life insurance, the Company will sometimes issue policies with higher premium rates for substandard risks.

The Company also sells funeral plan insurance. This insurance is a small face amount, with a maximum policy size of $15,000. It is written on a simplified medical application with underwriting requirements being a completed application, a phone inspection on selected applicant and a Medical Information Bureau inquiry. There are several underwriting classes in which an applicant can be placed.

Annuities

       Products

The Company's annuity business includes single premium deferred annuities, flexible premium deferred annuities and immediate annuities. A single premium deferred annuity is a contract where the individual remits a sum of money to the Company, which is retained on deposit until such time as the individual may wish to annuitize or surrender the contract for cash. A flexible premium deferred annuity gives the contract holder the right to make premium payments of varying amounts or to make no further premium payments after his initial payment. These single and flexible premium deferred annuities can have initial surrender charges. The surrender charges act as a deterrent to individuals who may wish to surrender their annuity contracts. Annuities have guaranteed interest rates of 3% to 4 1/2% per annum. Above that, the interest rate credited is periodically determined by the Board of Directors at their discretion. An immediate annuity is a contract in which the individual remits to the Company a sum of money in return for the Company's obligation to pay a series of payments on a periodic basis over a designated period of time, such as an individual's life, or for such other period as may be designated.

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

       Markets and Distribution

The  general  market  for  the  Company's  annuities  is  middle  to  older  age
individuals   who  wish  to  save  or  invest  their  money  in  a  tax-deferred environment, having relatively high yields. The major source of annuity considerations comes from direct agents. Annuities are also sold in conjunction with other insurance sales. This is true in both the funeral planning and higher education planning areas. If an individual does not qualify for a funeral plan due to health considerations, the agent will often sell that individual an annuity to fund those final expenses. In the higher education planning area, most life insurance sales have as part of the transaction an annuity portion that is used to accumulate funds. The commission rates on annuities are up to 10%.

The following table summarizes the annuity business for the five years ended December 31, 2003:

                                2003         2002      2001      2000     1999
                                ----         ----      ----      ----     ----
Annuities
Policy/Cert
    Count as of
    December 31                26,871(1)     7,711     8,021     8,443     8,369
Deposits Collected
(omitted 000)                  $2,026       $3,215    $2,550    $3,039    $3,906

     (1) Includes increase of 19,477 in reinsurance assumed mainly from Guaranty Income Life Insurance Company Reinsurance Agreement.

Accident and Health

    Products

Prior to the acquisition of Capital Investors Life in 1994, the Company did not actively market accident and health products. With the acquisition of Capital Investors Life, the Company acquired a block of accident and health policies which pay limited benefits to policyholders. The Company is currently offering a low-cost comprehensive diver's accident policy. The diver's policy provides worldwide coverage for medical expense reimbursement in the event of diving or water sports accidents.

    Markets and Distribution

The Company currently markets its diver's policy through water sports magazine advertising and dive shops throughout the world. The Company pays direct commissions ranging from 15% to 30% for new business generated.

The following table summarizes the accident and health business for the five years ended December 31, 2003:

                                  2003     2002       2001      2000      1999
                                  ----     ----       ----      ----      ----
Accident
  and Health
Policy/Cert. Count
    as of December 31             17,391    18,921    19,343    21,454    24,078
Premiums Collected
(omitted 000)                       $352      $365      $413      $464      $549

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

The Company's policy is to retain no more than $75,000 of ordinary insurance per insured life. Excess risk is reinsured. The total amount of life insurance in force at December 31, 2003, reinsured by other companies aggregated $213,515,000, representing approximately 14.7% of the Company's life insurance in force on that date.

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

Cemetery and Mortuary

    Products

The Company has six wholly-owned cemeteries and 13 wholly-owned mortuaries. The cemeteries are non-denominational. Through its cemetery and mortuary operations, the Company markets a variety of products and services both on a pre-need basis (prior to death) and an at-need basis (at the time of death). The products include grave spaces, interment vaults, mausoleum crypts and niches, markers, caskets, flowers and other related products. The services include professional services of funeral directors, opening and closing of graves, use of chapels and viewing rooms, and use of automobiles and clothing. The Company has a funeral chapel at each of its cemeteries, other than Holladay Memorial Park and Singing Hills Memorial Park, and has nine separate stand-alone mortuary facilities.

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

    Markets and Distribution

The Company's mortgage lending services are marketed primarily to individual homeowners. The Company has branch offices in Salt Lake City (3), Bountiful and Orem, Utah; Valencia, San Diego and Sacramento, California; Orlando, Jacksonville and Tampa, Florida; Colorado Springs and Denver, Colorado; Phoenix, Arizona; Las Vegas, Nevada; and Dallas and Houston, Texas. The average loan size for residential loans is $150,000.

The Company's mortgage loan originations are through full time mortgage loan officers and wholesale brokers who are paid a sales commission ranging between ..7% to 3.0% of the loan amount. Prospective customers are located through contacts with builders, real estate agents and regional sales representatives..

Recent Acquisitions and Other Business Activities

    Paramount Security Life Insurance Company

On March 16, 2004, with the approval of the Louisiana Department of Insurance, Security National Life Insurance Company completed a stock purchase transaction with Paramount Security Life Insurance Company, a Louisiana domiciled insurance company located in Shreveport, Louisiana, to purchase all outstanding shares of common stock of Paramount. As of December 31, 2003, Paramount had 9,383 policies in force and 29 agents. The purchase consideration was $4,398,000 and was effective January 26, 2004. For the year ended December 31, 2003, Paramount had revenues of $614,000 and net income of $76,000. As of December 31, 2003, statutory assets and capital and surplus were $6,073,000 and $4,100,000, respectively.

Paramount is licensed in the State of Louisiana and is permitted to appoint agents who do not have a full life insurance license. These agents are limited to selling small life insurance policies in the final expense market. The Company believes that with this license it will be able to expand its operations in Louisiana. The Company anticipates servicing the Paramount policyholders out of its Jackson, Mississippi office and has closed the Shreveport office.

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

The Coinsurance Agreement further provided Security National Life the right to assume all right, title and interest to the reinsured policies, as well as other similar policies written by Acadian under similar terms and conditions in the state of Mississippi from September 30, 2002, through termination of the Coinsurance Agreement, with an Assumption Reinsurance Agreement, subject to all regulatory approvals as required by law, including Security National Life becoming an admitted insurer in the State of Mississippi. In the event Acadian were to come under any supervision by a state regulator or in the event Acadian were to apply for or consent in the appointment of, or the taking of possession by, a receiver, custodian, regulator, trustee or liquidator of itself or of all or a substantial part of its assets, make a general assignment for the benefit of its creditors, commence a voluntary case under the Federal Bankruptcy Code, file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization or winding up, Security National Life and Acadian were to be deemed to have converted the Coinsurance Agreement to an Assumption Reinsurance Agreement one day prior to such insolvency or other actions and Security National Life was to be deemed to have assumed the reinsurance policies as of one day prior to the date thereof.

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

Under the Assumption Agreement Security National Life agreed to assume only those insurance risks and contractual obligations included within the Reinsured Business of Acadian. Security National Life did not agree to assume any extra contractual or other liability or obligations of Acadian. In addition, Security National Life did not agree to assume any policy issued to an insured whose death occurred prior to January 1, 2003, and for which a death claim had been received by Acadian prior to that date. However, Security National Life did agree to assume any valid claim of an insured whose death occurred prior to January 1, 2003, and for which a death claim was not received by Acadian prior to that date.

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

    SSLIC Holding Company

On December 17, 1998, the Company completed the acquisition of SSLIC Holding Company, (formerly Consolidare Enterprises, Inc.), a Florida corporation ("SSLIC Holding") pursuant to the terms of the Acquisition Agreement which the Company entered into on April 17, 1998 with SSLIC Holding and certain shareholders of SSLIC Holding for the purchase of all of the outstanding shares of common stock of SSLIC Holding and all of the outstanding shares of stock of Insuradyne Corp., a Florida Corporation ("Insuradyne"). As of December 31, 2003, SSLIC Holding owns approximately 77% of the outstanding shares of common stock of Southern Security Life Insurance Company, a Florida corporation ("Southern Security"). Southern Security is a Florida domiciled insurance company with total assets as of December 31, 2003, of approximately $77.7 million. Southern Security is currently licensed to transact business in 14 states. Southern Security is also a reporting company under Section 13 of the Securities Exchange Act of 1934. Reference is made to Southern Security's annual report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities Exchange Commission on March 29, 2004, Commission File No. 2-35669.

Regulation

The Company's insurance subsidiaries, Security National Life, Southern Security, and Paramount are subject to comprehensive regulation in the jurisdictions in which they do business under statutes and regulations administered by state insurance commissioners. Such regulation relates to, among other things, prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents; nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; and requirements regarding aggregate reserves for life policies and annuity contracts, policy claims, unearned premiums, and other matters. The Company's insurance subsidiaries are subject to this type of regulation in any state in which they are licensed to do business. Such regulation could involve additional costs, restrict operations or delay implementation of the Company's business plans.

The Company is currently subject to regulation in Utah, Florida and Louisiana under insurance holding company legislation, and other states where applicable. Generally, intercorporate transfers of assets and dividend payments from its insurance subsidiaries are subject to prior notice of approval from the State Insurance Department, if they are deemed "extraordinary" under these statutes. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies.

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

Income Taxes

The Company's insurance subsidiaries, Security National Life, Southern Security and Paramount are taxed under the Life Insurance Company Tax Act of 1984. Pursuant thereto, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions, reserves for future policyholder benefits (with modifications), and a small life insurance company deduction (up to 60% of life insurance company taxable income). The Company may be subject to the corporate Alternative Minimum Tax (AMT). The exposure to AMT is primarily a result of the small life insurance company deduction. Also, under the Tax Reform Act of 1986, distributions in excess of stockholder's surplus account or significant decrease in life reserves will result in taxable income.

Security National Life, Southern Security and Paramount may continue to receive the benefit of the small life insurance company deduction. In order to qualify for the small company deduction, the combined assets of the Company must be less than $500,000,000 and the taxable income of the life insurance companies must be less than $3,000,000. To the extent that the net income limitation is exceeded, then the small life insurance company deduction is phased out over the next $12,000,000 of life insurance company taxable income.

Since 1990, Security National Life, Southern Security and Paramount have computed their life insurance taxable income after establishing a provision representing a portion of the costs of acquisition of such life insurance business. The effect of the provision is that a certain percentage of the Company's premium income is characterized as deferred expenses and recognized over a five to ten year period.

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

Employees

As of December 31, 2003, the Company employed 407 full-time and 38 part-time employees.

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

                                                                     Approximate
                                                        Owned          Square
Location                            Function            Leased         Footage
--------                            --------            ------         -------
5300 So. 360 West              Corporate Headquarters   Owned (1)       33,000
Salt Lake City, Utah

755 Rinehart Rd.               Insurance Operations/    Owned (2)       27,000
Lake Mary, Florida             Mortgage Sales

6522 Dogwood View Parkway      Insurance Operations     Leased (3)       5,300
Jackson, Mississippi

410 North 44th Street,
Ste 190                        Mortgage Sales           Leased (4)       3,700
Phoenix, Arizona

12150 Tributary Point Dr.
Ste.160                        Mortgage Sales           Leased (5)       1,800
Gold River, California

7676 Hazard Center Drive
 Ste. 625                      Mortgage Sales           Leased (6)       1,300
San Diego, California

27201 Tourney Road Ste. 125    Mortgage Sales           Leased (7)       1,600
Valencia, California

--------------------
                                                                   Approximate
                                                     Owned           Square
Location                           Function          Leased          Footage
--------                           --------          ------          -------
6208 Lehman Drive Ste. 201       Mortgage Sales     Leased (8)          2,200
Colorado Springs, Colorado

14001 East Lliff Ave.
 Ste. 120                        Mortgage Sales     Leased (9)          1,800
Aurora, Colorado

7785 Baymeadows Way, Ste. 101    Mortgage Sales     Leased (10)         1,800
Jacksonville, Florida

5620 Tara Blvd. Ste. 103         Mortgage Sales     Leased (11)         1,200
Bradenton, Florida

6655 W. Sahara Ste. A-214        Mortgage Sales     Leased (12)         2,300
Las Vegas, Nevada

12750 Merit Drive, Ste. 1212     Mortgage Sales     Leased (13)         2,100
Dallas, Texas

10850 Richmond Ave., Ste. 270    Mortgage Sales     Leased (14)         2,400
Houston, Texas

535 West 500 South, Ste. 1       Mortgage Sales     Leased (15)         1,500
Bountiful, Utah

5258 Pinemont Dr. Ste. B280      Mortgage Sales     Owned (16)          2,900
Murray, Utah

970 East Murray-Holladay Rd.     Mortgage Sales     Leased (17)         6,600
Ste. 4A
Salt Lake City, Utah

474 West 800 North, Ste. 102     Mortgage Sales     Leased (18)         2,000
Orem, Utah

     (1) The Company leases an additional 5,576 square feet of the facility to unrelated third parties for approximately $96,500 per year, under leases expiring at various dates after 2003.

     (2) The Company leases an additional 9,903 square feet of the facility to unrelated third parties for approximately $160,400 per year, under leases expiring at various dates after 2003.

     (3) The Company leases this facility for $84,000 per year. The lease expires in July 2005

     (4) The Company leases this facility for $35,300 per year. The lease expires in August 2004.

     (5) The Company leases this facility for $48,100 per year. The lease expires in July 2004.

     (6) The Company leases this facility for $42,800 per year. The lease expires in June 2008.

     (7) The Company leases this facility for $39,200 per year. The lease expires in November 2005.

     (8) The Company leases this facility for $27,300 per year. The lease expires in June 2006.

     (9) The Company leases this facility for $27,500 per year. The lease expires in June 2006.

     (10) The Company leases this facility for $27,200 per year. The lease expires in September 2006.

     (11) The Company leases this facility for $23,800 per year. The lease expires in July 2006.

     (12) The Company leases this facility for $49,100 per year. The lease expires in October 2006.

     (13) The Company leases this facility for $25,600 per year. The lease expires in January 2006.

     (14) The Company leases this facility for $37,400 per year. The lease expires in November 2004.

     (15) The Company leases this facility for $17,800 per year. The lease expires in October 2006.

     (16) The Company leases an additional 113,839 square feet of the facility to unrelated third parties for approximately $931,600 per year, under leases expiring at various dates after 2003.

     (17) The Company leases this facility for $103,800 per year. The lease expires in December 2004.

     (18) The Company leases this facility for $34,800 per year. The lease expires in February 2007.

The Company believes the office facilities it occupies are in good operating condition, are adequate for current operations and has no plan to build or acquire additional office facilities. The Company believes its office facilities are adequate for handling its business in the foreseeable future.

The following table summarizes the location and acreage of the six Company owned cemeteries:

                                                                                                 Net Saleable Acreage
                                                                                               Acres
                                                                                              Sold as          Total
Name of                                            Date       Developed         Total         Cemetery        Available
 Cemetery                  Location              Acquired    Acreage(1)      Acreage(1)       Spaces(2)      Acreage(1)
------------               --------              --------    ----------      ----------       ---------      ----------
Memorial Estates, Inc.:

  Lakeview
     Cemetery(3)         1700 E. Lakeview Dr.
                         Bountiful, Utah           1973           7             40                7               33
  Mountain View
     Cemetery(3)         3115 E. 7800 So.
                         Salt Lake City, Utah      1973          26             54               17               37

  Redwood
     Cemetery(3)(5)      6500 So. Redwood Rd.
                         West Jordan, Utah         1973          40             78               35               43

  Holladay Memorial
     Park(4)(5)          4800 So. Memory Lane
                         Holladay, Utah            1991           6             14                6                8

  Lakehills Cemetery(4)  10055 So. State
                         Sandy, Utah               1991          12             41                6               35

  Singing Hills Memorial
     Park(6)             2798 Dehesa Rd.
                         El Cajon, California      1995           6             35                3               32

     (1) The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company's inspection of the cemeteries.
     (2)  Includes spaces sold for cash and installment contract sales.
     (3) As of December 31, 2003, there were mortgages of approximately $36,000 collateralized by the property and facilities at Memorial Estates Lakeview, Mountain View and Redwood Cemeteries.
     (4) As of December 31, 2003, there were mortgages of approximately $1,600,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary.
     (5)  These cemeteries include two granite mausoleums.
     (6) As of December 31, 2003, there was a mortgage of approximately $459,000 collateralized by the property.






The following table summarizes the location, square footage and the number of viewing rooms and chapels of the thirteen Company owned mortuaries:

 Name of                                                   Date           Viewing                             Square
 Mortuary                        Location                Acquired         Room(s)           Chapel(s)        Footage
 --------                        --------                --------         -------           ---------        -------
Memorial Mortuary            5850 South 900 East
                             Salt Lake City, Utah          1973               3               1                20,000

Memorial Estates, Inc.:
  Redwood Mortuary           6500 South Redwood Rd.
                             West Jordan, Utah             1973               2               1                10,000

  Mountain View Mortuary     3115 East 7800 South
                             Salt Lake City, Utah          1973               2               1                16,000

  Lakeview Mortuary          1700 East Lakeview Dr.
                             Bountiful, Utah               1973               0               1                 5,500

  Paradise Chapel            3934 East Indian
  Funeral Home               School Road
                             Phoenix, Arizona              1989               2               1                 9,800

Deseret Memorial, Inc.:
  Colonial Mortuary(2)       2128 South State St.
                             Salt Lake City, Utah          1991               1               1                14,500

  Deseret Mortuary(2)        36 East 700 South
                             Salt Lake City, Utah          1991               2               2                36,300

  Lakehills Mortuary         10055 South State St.
                             Sandy, Utah                   1991               2               1                18,000

  Cottonwood Mortuary(2)     4670 South Highland Dr.
                             Salt Lake City, Utah          1991               2               1                14,500

Camelback Sunset
  Funeral Home(1)            301 West Camelback Rd.
                             Phoenix, Arizona              1994               2                  1             11,000



Name of                                                    Date            Viewing                        Square
 Mortuary                         Location                Acquired          Room(s)      Chapel(s)        Footage
 --------                         --------                --------         -------       ---------        -------
Greer-Wilson:

  Greer-Wilson
  Funeral Home                 5921 West Thomas Road
                               Phoenix, Arizona             1995              2               2            25,000

  Avondale Funeral Home        218 North Central
                               Avondale, Arizona            1995              1               1             1,850

  Crystal Rose Funeral Home(3) 9155 W. VanBuren
                               Tolleson, Arizona            1997              0               1             9,000

     (1) As of December 31, 2003 there were mortgages of approximately $61,000 collateralized by the property and facilities of Camelback Sunset Funeral Home.
     (2) As of December 31, 2003, there were mortgages of approximately $1,600,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary.
     (3) As of December 31, 2003, there was a mortgage of approximately $195,000, collateralized by the property and facilities of Crystal Rose Funeral Home.

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

It is also asserted among other things that Thomas "has the right to a transfer of Brown's shares to Thomas on defendants' (which includes Security National Financial Corporation as well as Memorial Estates, Inc.) books and to restoration of Brown's proportion of share ownership in Memorial at the time of his death by issuance and delivery to Thomas of sufficient shares of defendant's publicly traded and unrestricted stock in exchange for the 2,000 shares of Memorial stock and payment of all dividends from the date of Thomas's demand, as required by Article XV of the Articles of Incorporation." The formal discovery cutoff was January 15, 2004. The Company has been verbally informed that Thomas will dismiss the case but such has not been communicated in writing. Until the foregoing actually happens, the Company intends to vigorously defend the matter, including an assertion that the statute of limitations bars the claims.

An action was brought against Southern Security Life Insurance Company by National Group Underwriters, Inc. ("NGU") in state court in the State of Texas. The case was removed by the Company to the United States District Court for the Northern District of Texas, Fort Worth Division, with Civil No. 4:01-CV-403-E. An amended complaint was filed on or about July 18, 2001. The amended complaint asserted that NGU had a contract with the Company wherein NGU would submit applications for certain policies of insurance to be issued by the Company. It is alleged that disputes have arisen between NGU and the Company with regard to the calculation and payment of certain commissions as well as certain production bonuses.

NGU alleged that it had been damaged far in excess of the $75,000 minimum jurisdictional limits of the federal court. NGU also sought attorney's fees and costs as well as prejudgment and postjudgment interest. A second amended complaint and a third amended complaint, which included a fraud claim, were filed. A motion was filed by the Company to dismiss the third amended complaint, including the fraud claim. The court denied the motion. The Company counterclaimed for what it claimed to be a debit balance owing to it pursuant to the relationship between the parties (the amount subject to reduction as premiums are received). The Company also sought to recover attorney's fees and costs, as well as punitive damages on three of its causes of action.

Certain discovery took place. The federal case was dismissed by stipulation. The matter was refiled in Texas state court, Tarrant County, Case No. 348 195490 02. The claims of the respective parties are essentially the same as those in federal court, which claims include fraudulent inducement relative to entering into a contract, fraud, breach of contract, breach of duty of good faith and fair dealing, attorney's fees and exemplary damages as well as seeking an accounting and contesting the interest charges. Certain depositions have been taken since the filing again in state court and further discovery is anticipated. The court has yet to rule on the motion. The Company filed a motion for partial summary judgment with respect to certain items. A trial is presently set for October 2004. The Company intends to vigorously defend the matter as well as prosecute its counterclaim.

The Company is not a party to any other legal proceedings outside the ordinary course of the Company's business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on the Company or its business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2003.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's Class A Common Stock trades on the Nasdaq National Market under the symbol "SNFCA." Prior to August 13, 1987, there was no active public market for the Class A and Class C Common Stock. As of March 25, 2004, the closing sales price of the Class A Common Stock was $7.00 per share. The following are the high and low market closing sales prices for the Class A Common Stock by quarter as reported by Nasdaq since January 1, 2002:

Period (Calendar Year)                     Price Range
                                    High               Low
 2002
    First Quarter                   2.81              2.20
    Second Quarter                  6.48              2.38
    Third Quarter                   6.10              2.74
    Fourth Quarter                  6.43              2.48
 2003
    First Quarter                   7.75              4.57
    Second Quarter                  6.48              5.15
    Third Quarter                   7.00              5.11
    Fourth Quarter                  7.49              5.75
 2004
    First Quarter (through
     March 25, 2004)                8.46              6.51

The above sales prices have been adjusted for the effect of annual stock dividends.

The Class C Common Stock is not actively traded, although there are occasional transactions in such stock by brokerage firms. (See Note 11 to the Consolidated Financial Statements.)

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C Common Stock has been paid each year from 1990 through 2003.

As of December 31, 2003, there were 4,518 record holders of Class A Common Stock and 131 record holders of Class C Common Stock.

Item 6. Selected Financial Data - The Company and Subsidiaries (Consolidated)

The following selected financial data for each of the five years in the period ended December 31, 2003, are derived from the audited consolidated financial statements. The data as of December 31, 2003 and 2002, and for the three years ended December 31, 2003, should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Consolidated Statement of Earnings Data:

                                                                         Year Ended December 31,

                                          2003(1)             2002              2001             2000              1999
                                          -------             ----              ----             ----              ----
Revenue
Premiums                               $23,295,000        $14,077,000      $13,151,000       $12,876,000     $13,176,000
Net investment income                   17,303,000         12,540,000       12,947,000        12,136,000      10,631,000
Net mortuary and cemetery sales         10,944,000         10,638,000        9,881,000         8,741,000       9,566,000
Realized (losses) gains on investments      (2,000)         1,021,000           10,000           424,000         313,000
Mortgage fee income                     92,955,000         57,008,000       40,086,000        22,922,000      14,503,000
Other                                      550,000            479,000          152,000           305,000         856,000
                                  ----------------      -------------    -------------     -------------   -------------
Total revenue                          145,045,000         95,763,000       76,227,000        57,404,000      49,045,000
                                     -------------        -----------      -----------      ------------     -----------

Expenses
Policyholder benefits                   21,755,000         13,756,000       11,775,000        12,931,000      11,976,000
Amortization of deferred
  policy acquisition costs               4,929,000          3,994,000        3,870,000         3,189,000       4,858,000
General and administrative expenses    102,926,000         68,459,000       52,247,000        35,959,000      26,959,000
Interest expense                         3,642,000          1,970,000        2,791,000         2,126,000       1,119,000
Cost of goods and services of
  the mortuaries and cemeteries          2,328,000          2,045,000        1,772,000         1,952,000       2,683,000
                                   ---------------      -------------     ------------       -----------   -------------
Total benefits and expenses            135,580,000         90,224,000       72,455,000        56,157,000      47,595,000
                                     -------------       ------------      -----------       -----------    ------------
Income before
  income tax expense                     9,465,000          5,539,000        3,772,000         1,247,000       1,450,000
Income tax expense                      (2,891,000)        (1,565,000)        (913,000)         (305,000)       (230,000)
Minority interest in (income)
   loss of subsidiary                       22,000             18,000          (18,000)          (46,000)       (244,000)
                                   ---------------      -------------   --------------     -------------    ------------
Net earnings                           $ 6,596,000         $3,992,000      $ 2,841,000       $   896,000     $   976,000
                                       ===========         ==========      ===========       ===========     ===========

Net earnings per common share(3)             $1.23              $.83              $.63              $.21            $.22
                                             =====              ====              ====              ====            ====
Weighted average outstanding
   common shares                         5,359,000          4,824,000        4,506,000         4,318,000       4,397,000
Net earnings per common
   share-assuming dilution(3)                $1.20               $.80             $.63              $.21            $.22
                                             =====               ====             ====              ====            ====
Weighted average outstanding
   common shares-assuming dilution       5,510,000          4,995,000        4,507,000         4,335,000       4,397,000

Item 6. Selected Financial Data - The Company and Subsidiaries (Consolidated) (Continued)

Balance Sheet Data:

                                                                         Year Ended December 31,
                                                2003(2)           2002(1)           2001              2000              1999
                                                -------           -------           ----              ----              ----
Assets
Investments and restricted assets          $112,006,000      $106,161,000     $ 94,514,000      $108,810,000     $ 113,208,000
Cash                                         19,704,000        38,199,000        8,757,000        11,275,000        12,423,000
Receivables                                 124,125,000       102,590,000       59,210,000        36,413,000        38,074,000
Other assets                                 61,075,000        61,112,000       51,088,000        52,249,000        50,593,000
                                         --------------    --------------   --------------    --------------    --------------
Total assets                               $316,910,000      $308,062,000     $213,569,000      $208,747,000      $214,298,000
                                           ============      ============     ============      ============      ============

Liabilities
Policyholder benefits                      $220,739,000      $217,895,000     $142,291,000      $141,755,000      $140,368,000
Notes & contracts payable                    17,863,000        19,273,000       12,098,000        14,046,000        23,341,000
Cemetery & mortuary liabilities              10,562,000        10,076,000        9,344,000         8,659,000         6,638,000
Other liabilities                            24,614,000        22,007,000       15,630,000        12,921,000        11,415,000
                                        ---------------     -------------     ------------      ------------      ------------
Total liabilities                           273,778,000       269,251,000      179,363,000       177,381,000       181,762,000
                                         --------------     -------------     ------------      ------------      ------------

Minority interest                             3,957,000         4,298,000        4,237,000         4,625,000         6,046,000

Stockholders' equity                         39,175,000        34,513,000       29,969,000        26,741,000        26,490,000
                                          -------------      ------------     ------------      ------------      ------------
Total liabilities and
  stockholders' equity                     $316,910,000      $308,062,000     $213,569,000      $208,747,000      $214,298,000
                                           ============      ============     ============      ============      ============


     (1) Reflects the asset purchase transaction with Acadian Life Insurance Company on December 23, 2002.
     (2) Includes reinsurance assumed under agreement with Guaranty Income Life Insurance Company on October 1, 2003.

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

During the years ending December 31, 2003 and 2002, Security National Mortgage Company (SNMC) experienced increases in revenue and expenses due to the increase in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions, including the Company's insurance subsidiaries. SNMC receives fees from the borrowers and other secondary fees from third party investors who purchase the loans from SNMC. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. In 2001, SNMC opened wholesale branches in Phoenix, Arizona and Houston, Texas. In 2002 SNMC opened an office in San Diego, California. In 2003 SNMC opened offices in Tampa and Jacksonville, Florida; Las Vegas, Nevada; Denver, Colorado; Bountiful, Utah; and Dallas, Texas. SNMC originated and sold 17,494 ($2,560,000,000 loan amount), 11,737 ($1,721,000,000 loan amount), and 8,738 ($1,268,000,000 loan amount) loans in 2003, 2002 and 2001, respectively.

On December 17, 1998, the Company purchased all of the outstanding shares of common stock of SSLIC Holding Company ("SSLIC Holding") (formerly "Consolidare Enterprises, Inc.") and Insuradyne Corporation ("Insuradyne") for a total cost of $12,248,194. As of December 31, 2003, SSLIC Holding held approximately 77% of the outstanding shares of common stock of Southern Security Life Insurance Company ("Southern Security").

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

Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year on the level of claims incurred under insurance retention limits. The profitability of the Company is primarily affected by fluctuations in mortality, other policyholder benefits, expense levels, interest spreads (i.e., the difference between interest earned on investments and interest credited to policyholders) and persistency. The Company has the ability to mitigate adverse experience through adjustments to credited interest rates, policyholder dividends or cost of insurance charges.

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

Revenues and costs for at-need sales are recorded when a valid contract exists, the services are performed, collection reasonably assured and there are no significant obligations remaining.

Mortgage Operations

Mortgage fee income is generated through the origination and refinancing of mortgage loans and is realized in accordance with FAS No. 140.

The majority of loans originated are sold to third party investors. The amounts sold to investors are shown on the balance sheet as due from sale of loans, and are shown on the basis of the amount of fees due from the investors.

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

Mortgage Loan Loss Reserve

The Company accrues an estimate of future losses on mortgage loans sold to third party investors. The Company may be required to reimburse third party investors for costs associated with early payoff of loans within the first year of duration and to repurchase loans in default within the first year. The estimates are based upon historical experience and best estimate of future liabilities.

Results of Operations

2003 Compared to 2002

Total revenues increased by $49,282,000, or 50.5%, from $95,763,000 for fiscal year 2002 to $145,045,000 for fiscal year 2003. Contributing to this increase in total revenues was a $35,947,000 increase in mortgage fee income, a $4,763,000 increase in net investment income, and a $9,218,000 increase in insurance premiums and other considerations.

Insurance premiums and other considerations increased by $9,218,000, from $14,077,000 in 2002 to $23,295,000 in 2003. This increase was primarily due to the additional premiums from policies acquired in the asset purchase transaction with Acadian Life.

Net investment income increased by $4,763,000, from $12,540,000 in 2002 to $17,303,000 in 2003. This increase was primarily attributable to the additional investment income from the assets acquired in the asset purchase transaction with Acadian Life.

Net mortuary and cemetery sales increased by $306,000, from $10,638,000 in 2002 to $10,944,000 in 2003. This increase was primarily due to additional at-need cemetery and mortuary sales.

Realized gains on investments and other assets decreased by $1,023,000, from a gain of $1,021,000 in 2002 to a loss of $2,000 in 2003. The realized gains on investment and other assets in 2002 was primarily from the sale of property at Lake Hills Cemetery.

Mortgage fee income increased by $35,947,000, from $57,008,000 in 2002 to $92,955,000 in 2003. This increase was primarily attributable to a greater number of loan originations during 2003 due to the opening of new offices and to lower interest rates resulting in additional borrowers refinancing their mortgage loans.

Total benefits and expenses were $135,580,000 for 2003, which constituted 93.5% of the Company's total revenues, as compared to $90,224,000, or 94.2% of the Company's total revenues for 2002.

During 2003, there was a net increase of $7,999,000 in death benefits, surrenders and other policy benefits, and in future policy benefits from $13,756,000 in 2002 to $21,755,000 in 2003. This net increase was primarily due to the additional death benefits, surrenders and other policy benefits acquired from the additional policies acquired in the asset purchase transaction with Acadian Life.

Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired increased by $935,000, from $3,994,000 in 2002 to $4,929,000 in 2003. This increase was primarily due to the additional amortization of deferred policy acquisition costs and cost of insurance acquired from the additional policies acquired in the asset purchase transaction with Acadian Life.

General and administrative expenses increased by $34,467,000, from $68,459,000 in 2002 to $102,926,000 in 2003. Contributing to this increase was a $25,422,000 increase in commission expenses, from $42,114,000 in 2002 to $67,537,000 in 2003. Salaries increased $3,666,000, from $10,414,000 in 2002 to $14,080,000 in
2003.  Other  expenses  increased  $5,379,000,  from  $15,931,000,  in  2002  to
$21,310,000 in 2003. These increases were primarily the result of additional expenses due to increased numbers of loan originations made by the Company's mortgage subsidiary in 2003 and to additional expenses associated with the asset purchase transaction with Acadian Life.

Interest expense increased by $1,672,000,  from $1,970,000 in 2002 to $3,642,000 in 2003. This increase was primarily due to additional warehouse lines of credit required from the additional mortgage loan originations by the Company's mortgage subsidiary and bank borrowings for the asset purchase transaction with Acadian Life.

Cost of the mortuary and cemetery goods and services sold increased by $282,000, from $2,045,000 in 2002 to $2,327,000 in 2003. This increase was primarily due to increased at-need cemetery and mortuary sales.

2002 Compared to 2001

Total revenues increased by $19,536,000, or 25.6%, from $76,227,000 for fiscal year 2001 to $95,763,000 for fiscal year 2002. Contributing to this increase in total revenues was a $16,922,000 increase in mortgage fee income, a $757,000 increase in net mortuary and cemetery sales and a $926,000 increase in insurance premiums and other considerations.

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

Net mortuary and cemetery sales increased by $757,000, from $9,881,000 in 2001 to $10,638,000 in 2002. This increase was primarily due to additional at-need cemetery and mortuary sales.

Mortgage fee income increased by $16,922,000, from $40,086,000 in 2001 to $57,008,000 in 2002. This increase was primarily attributable to a greater number of loan originations during 2002 due to lower interest rates.

Total benefits and expenses were $90,224,000 for 2002, which constituted 94.2% of the Company's total revenues, as compared to $72,455,000, or 95.1% of the Company's total revenues for 2001.

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

Cost of the mortuary and cemetery goods and services sold increased by $169,000, from $1,772,000 in 2001 to 2,045,000 in 2002. This increase was primarily due to greater at-need cemetery and mortuary sales.

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

The Company's investment policy is to invest predominately in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $51,564,000 as of December 31, 2003 compared to $51,530,000 as of December 31, 2002. This represents 48% of the total insurance related investments in 2003 as compared to 51% in 2002. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At December 31, 2003, 3% ($1,739,000) and at December 31, 2002, 4% ($1,903,000) of the Company's total bond investments were invested in bonds in rating categories three through six which are considered non-investment grade.

If market conditions were to cause interest rates to change, the market value of the fixed income portfolio (approximately $82, 810,000) could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

                     -200 bps       -100 bps      +100 bps        +200 bps
                     --------       -------       --------        --------
Change in
   Market Value
   (in thousands)     $8,263        $5,456        $(7,221)       $(17,089)

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2003 and 2002, the life subsidiaries exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $57,039,000 and $53,787,000 as of December 31, 2003 and 2002,
respectively. Stockholders' equity as a percent of total capitalization was 69% and 64% as of December 31, 2003 and 2002, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2003 was 8.6%, as compared to a rate of 10.7% in 2002.

On December 17, 1998, the Company completed the acquisition of Consolidare Enterprises, Inc., a Florida corporation ("Consolidare") pursuant to the terms of the Acquisition Agreement, which the Company entered into on April 17, 1998, with Consolidare and certain shareholders of Consolidare for the purchase of all of the outstanding shares of common stock of Consolidare. Consolidare owns approximately 77% of the outstanding shares of common stock of Southern Security Life Insurance Company, a Florida corporation ("SSLIC"). The Company also acquired all of the outstanding shares of stock of Insuradyne Corp., a Florida corporation ("Insuradyne").

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

The Company has entered into an Administrative Services Agreement dated December 17, 1998 with SSLIC. Under the terms of the agreement, the Company has agreed to provide SSLIC with certain defined administrative and financial services, including accounting services, financial reports and statements, actuarial, policyholder services, underwriting, data processing, legal, building management, marketing advisory services and investment services. In consideration for the services to be provided by the Company, SSLIC shall pay the Company an administrative services fee of $250,000 per month, provided, however, that such fee shall be reduced to zero for so long as the capital and surplus of SSLIC is less than or equal to $6,000,000, unless SSLIC and the Company otherwise agree in writing and such agreement is approved by the Florida Department of Insurance.

The administrative services fee may be increased, beginning on January 1, 2002, to reflect increases in the Consumer Price Index, over the index amount as of January 1, 2001. The Administrative Services Agreement shall remain in effect for an initial term expiring on December 16, 2003. The term of the agreement may be automatically extended for additional one-year terms unless either the Company or SSLIC shall deliver a written notice on or before September 30 of any year stating to the other its desire not to extend the term of the agreement. The agreement was automatically extended for an additional year.

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

At December 31, 2003, $26,512,545 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their businesses without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. The Company desires to take advantage of the "safe harbor" provisions of the act.

This Annual Report of Form 10-K contains forward-looking statements, together with related data and projections, about the Company's projected financial results and its future plans and strategies. However, actual results and needs of the Company may vary materially from forward-looking statements and projections made from time to time by the Company on the basis of management's then-current expectations. The business in which the Company is engaged involves changing and competitive markets, which may involve a high degree of risk, and there can be no assurance that forward-looking statements and projections will prove accurate.

Factors that may cause the Company's actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (ii) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates and tax treatment of insurance products; (iii) fluctuations in interest rates causing a reduction of investment income or increase in interest expense and in the market value of interest rate sensitive investment; (iv) failure to obtain new customer, retain existing customers or reductions in policies in force by existing customers; (v) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) loss or retirement of key executives or employees;
(vii) increases in medical costs; (viii) changes in the Company's liquidity due to changes in asset and liability matching; (ix) restrictions on insurance underwriting based on genetic testing and other criteria; (x) adverse changes in the ratings obtained by independent rating agencies; (xi) failure to maintain adequate reinsurance;
(xii) possible claims relating to sales practices for insurance products and claim denials and (xiii) adverse trends in mortality and morbidity.

Off-Balance Sheet Agreements

The Company's off-balance sheet arrangements consist of operating leases for rental of office space and equipment.

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to four years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2003, are approximately as follows:

                   Years Ending December 31:
                          2004                                 $570,000
                          2005                                  460,000
                          2006                                  236,000
                          2007                                    6,000
                                                         --------------
                                                             $1,272,000

Total rent expense related to these non-cancelable operating leases for the years ended December 31, 2003 and 2002 was approximately $396,000 and $200,000 respectively.

Recent Accounting Pronouncements

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under historical guidance, all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds that guidance and requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases" for the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 requires that those lease modifications be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Adoption of the provisions of SFAS No. 145 related to SFAS No. 13 did not have a material impact on the Company's financial condition or results of operations. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS No. 146 and Issue 94-3 is that SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial condition or results of operations. In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure and Amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of that Statement. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date. Since the Company does not intend to voluntarily adopt the fair value presentation for FASB 123, adoption of SFAS 148 would not have a material effect on the financial condition or results of operations of the Company. However, pro forma disclosures required by SFAS 148 are included in the Company's interim financial statements, when necessary.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after September 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance may have been accounted for as equity, must now be accounted for as liabilities (or an asset in some circumstances). The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This Statement is effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company entered into an agreement with a stockholder in August 2003, wherein it purchased 124,000 shares of Class A Common Stock from this stockholder for $6.00 per share. The purchase of these shares is reflected in treasury stock. Also, under the terms of this agreement, the stockholder has agreed not to purchase or control, directly or indirectly, any additional shares of Class A or Class C Common Stock through August 2007, and on August 27, 2004, 2005, and 2006, the stockholder may request, but is not obligated to request, the Company to purchase an additional 100,000 shares of Class A Common Stock held by this stockholder for $6.00 per share. At December 31, 2003, the Company's stock had a closing price of $7.45 per share, which exceeds the stockholder's option and under SFAS No. 150 does not require the recording of a liability as of December 31, 2003.

Effective December 31, 2003, the Company adopted EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements for other-than-temporary Impairments of debt and marketable equity investments that are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of EITF 03-1 requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The adoption of EITF 03-1 did not have a material impact on the Company's financial position or results of operations.

In April 2003, the FASB cleared Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements, and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. Issue B36 became effective on October 1, 2003. The adoption of Issue No. B36 did not have a material impact on the Company's financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", and subsequently issued a revision to this Interpretation in December 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies to those variable interest entities considered to be special-purpose entities no later than December 31, 2003. The Interpretation must also be applied to all other variable interest entities no later March 31, 2004. The Company is evaluating this interpretation, but does not anticipate that it will have a material effect on the results of operations or financial position of the Company.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company has no activities in derivative financial or commodity instruments other than those recorded and disclosed in the financial statements. See note 17 of the consolidated financial statements included elsewhere in this Form 10K. The Company's exposure to market risks (i.e., interest rate risk, foreign currency exchange rate risk and equity price risk) through other financial instruments, including cash equivalents, accounts receivable and lines of credit, is not material.

Item 8.  Financial Statements and Supplementary Data

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                   Page No.

Financial Statements:

    Report of Independent Auditors....................................37

    Consolidated Balance Sheet, December 31,
    2003 and 2002.....................................................38

    Consolidated Statement of Earnings,
    Years Ended December 31, 2003, 2002,
    and 2001..........................................................40

    Consolidated Statement of Stockholders'
    Equity, Years Ended December 31, 2003, 2002
    and 2001. ........................................................41

    Consolidated Statement of Cash Flows,
    Years Ended December 31, 2003, 2002 and
    2001    ..........................................................42

    Notes to Consolidated Financial
    Statements........................................................44


Financial Statement Schedules:

 I. Summary of Investments -- Other than
      Investments in Related Parties..................................81

II.   Condensed Financial Information of
      Registrant......................................................83

IV.   Reinsurance.....................................................89

 V.   Valuation and Qualifying Accounts...............................90


All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS















To The Board of Directors and Stockholders of Security National Financial Corporation

We have audited the accompanying consolidated balance sheet of Security National Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the three years in the period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the amounts included in the consolidated financial statement schedules as listed in the accompanying index under Item 8. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





/s/   TANNER + CO

Salt Lake City, Utah
March 19, 2004

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                                              December 31,
Assets:                                                 2003            2002
-------                                                 ----            ----
Insurance-related investments:
Fixed maturity securities
  held to maturity, at amortized cost (market
  $38,624,978 and $33,927,051 for 2003 and 2002)     $37,293,989   $33,015,097
Fixed maturity securities available
  for sale, at market (cost $13,214,057 in 2003
  and $17,153, 223 in 2002)                           14,270,037    18,514,943
Equity securities available for sale,
  at market (cost $1,981,461 and $1,929,540
  for 2003 and 2002)                                   3,453,444     2,642,093
Mortgage loans on real estate                         29,914,745    21,016,008
Real estate, net of accumulated
  depreciation and allowances for
  losses of $4,059,934 and $3,728,539
  for 2003 and 2002                                    8,519,680     9,331,248
Policy, student and other loans                       11,753,617    10,974,165
Short-term investments                                 2,054,248     5,335,478
                                                   -------------  ------------
     Total insurance-related investments             107,259,760   100,829,032
                                                   -------------  ------------
Restricted assets of cemeteries and mortuaries         4,745,709     5,332,736
                                                   -------------  ------------
Cash                                                  19,704,358    38,199,041
                                                   -------------  ------------
Receivables:
  Trade contracts                                      8,600,212    11,358,027
  Mortgage loans sold to investors                   114,788,185    89,455,105
  Receivable from agents                               1,318,958     2,054,071
  Receivable from officers                                37,540        70,290
  Other                                                1,086,523     1,131,977
                                                   -------------  ------------
     Total receivables                               125,831,418   104,069,470
  Allowance for doubtful accounts                     (1,706,678)   (1,479,728)
                                                   -------------  ------------
  Net receivables                                    124,124,740   102,589,742
                                                   -------------  ------------
Policyholder accounts on deposit
  with reinsurer                                       6,795,983     6,955,691
Land and improvements held for sale                    8,387,061     8,429,215
Accrued investment income                              1,142,690       928,287
Deferred policy and pre-need
  acquisition costs                                   17,202,489    15,839,119
Property, plant and equipment, net                    11,009,416    10,921,635
Cost of insurance acquired                            14,980,763    16,408,849
Excess of cost over net assets
  of acquired subsidiaries                               683,191       683,191
Other                                                    873,424       945,805
                                                   -------------  ------------
     Total assets                                   $316,909,584  $308,062,343
                                                   =============  ============



See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                                                          December 31,
                                                    2003               2002
                                                    ----               ----

Liabilities:
------------
Future life, annuity, and other
  policy benefits                               $218,793,693     $215,980,207
Unearned premium reserve                           1,945,203        1,914,700
Bank loans payable                                14,422,670       16,113,227
Notes and contracts payable                        3,440,694        3,160,009
Deferred pre-need cemetery and funeral
  contracts revenues and estimated
  future cost of pre-need sales                   10,520,280       10,002,396
Accounts payable                                   1,274,183        1,553,777
Funds held under reinsurance treaties              1,294,589        1,334,964
Other liabilities and accrued expenses            11,171,368       11,089,763
Income taxes                                      10,914,845        8,103,882
                                               -------------    -------------
     Total liabilities                           273,777,525      269,251,125
                                               -------------    -------------

Commitments and contingencies                        --               --
                                               -------------    -------------

Minority interest                                  3,956,628        4,297,807
                                               -------------    -------------

Stockholders' Equity:
Common stock:
  Class A: $2 par value, authorized
         10,000,000 shares, issued 6,275,104
         shares in 2003 and 5,794,492 shares
         in 2002                                  12,550,208       11,588,984
  Class C: $0.20 par value, authorized
         7,500,000 shares, issued 6,469,638
         shares in 2003 and 6,182,669 shares
         in 2002                                   1,293,927        1,236,533
                                               -------------    -------------
     Total common stock                           13,844,135       12,825,517
Additional paid-in capital                        13,569,582       11,280,842
Accumulated other comprehensive income (loss)
  and other items, net of deferred taxes of
  $274,091 and $293,519 for 2003 and 2002           (437,973)       1,191,863
Retained earnings                                 15,414,681       11,992,542
Treasury stock at cost (1,276,518 Class
  A shares and 75,336 Class C shares in
  2003; 1,151,811 Class A shares and
  71,749 Class C shares in 2002, held
  by affiliated companies)                        (3,214,994)      (2,777,353)
                                               -------------    -------------
     Total stockholders' equity                   39,175,431       34,513,411
                                               -------------    -------------
         Total liabilities and stockholders'
            equity                              $316,909,584     $308,062,343
                                               =============    =============

See accompanying notes to consolidated financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statement of Earnings


                                                       Year Ended December 31,
                                                       -----------------------
                                                   2003             2002             2001
                                                   ----             ----             ----
Revenues:
Insurance premiums and other considerations     $23,294,373      $14,076,652      $13,150,875
Net investment income                            17,302,597       12,539,430       12,946,499
Net mortuary and cemetery sales                  10,944,365       10,638,754        9,881,248
Realized gains (losses) on investments
  and other assets                                   (2,155)       1,020,820           10,428
Mortgage fee income                              92,955,165       57,008,283       40,086,097
Other                                               550,064          479,424          151,945
                                              -------------    -------------    -------------
  Total revenue                                 145,044,409       95,763,363       76,227,092
                                              -------------    -------------    -------------

Benefits and expenses:
Death benefits                                   13,315,266        5,637,217        5,354,522
Surrenders and other  policy benefits             1,726,275        2,086,829        1,467,323
Increase in future policy benefits                6,712,961        6,031,685        4,953,008
Amortization of deferred
  policy and pre-need acquisition
  costs and cost of insurance acquired            4,929,006        3,993,393        3,870,158
General and administrative expenses:
  Commissions                                    67,536,703       42,114,240       29,859,295
  Salaries                                       14,079,908       10,414,392        9,027,523
  Other                                          21,309,897       15,930,804       13,360,362
Interest expense                                  3,642,046        1,970,342        2,790,627
Cost of goods and services sold of the
  mortuaries and cemeteries                       2,327,475        2,045,476        1,772,164
                                              -------------    -------------    -------------

  Total benefits and expenses                   135,579,537       90,224,378       72,454,982
                                              -------------    -------------    -------------

Earnings before income taxes                      9,464,872        5,538,985        3,772,110
Income tax expense                               (2,890,669)      (1,565,393)        (913,539)
Minority interest                                    22,294           17,688          (17,791)
                                              -------------    -------------    -------------
  Net earnings                                   $6,596,497       $3,991,280       $2,840,780
                                              =============    =============    =============

Net earnings per common share                         $1.23             $.83             $.63
                                              =============    =============    =============

  Weighted average
    outstanding common shares                     5,358,503        4,823,914        4,506,476

Net earnings per common share
  assuming dilution                                   $1.20             $.80             $.63
                                              =============    =============    =============

  Weighted average outstanding common
    shares assuming dilution                      5,510,462        4,995,285        4,506,858


See accompanying notes to consolidated financial statements.





                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity

                                                                            Accumulated
                                                                               Other
                                                             Additional     Comprehensive
                                   Class         Class        Paid-in       Income (loss),   Retained    Treasury
                                     A             C          Capital       and Other Items  Earnings      Stock         Total
                                  --------      -------      ---------      -----------     --------      -----          -----
Balance at January 1, 2001      $10,215,262    $1,165,561   $10,054,714     $  836,751     $7,831,306  $(3,362,233)  $ 26,741,361
                                -----------    ----------   -----------     ----------     ----------  -----------   ------------
Comprehensive income:
  Net earnings                  $    --        $    --      $     --        $   --         $2,840,780  $    --         $2,840,780
  Unrealized gain on securities      --             --            --           387,179         --           --            387,179
                                                                                                                     ------------
Total comprehensive income           --             --            --            --             --           --          3,227,959
                                                                                                                     ------------
Stock dividends                     510,826        58,221       113,809         --           (682,856)      --              --
Conversion Class C to Class A         1,094        (1,096)        --            --              --          --                 (2)
                               ------------   ------------  ------------   -----------   ------------  ------------   ------------
Balance at December 31, 2001    $10,727,182    $1,222,686   $10,168,523     $1,223,930     $9,989,230  $(3,362,233)   $29,969,318
                               ------------   ------------  ------------   -----------   ------------  ------------   ------------

Comprehensive income:
  Net earnings                  $    --        $    --      $     --    $       --        $ 3,991,280  $    --         $3,991,280
  Unrealized loss on securities      --             --            --          (32,067)          --          --            (32,067)
                                                                                                                       -----------
Total comprehensive income           --             --            --            --              --          --          3,959,213
                                                                                                                     ------------
Stock dividends                     552,024       58,883       690,316          --         (1,301,223)      --              --
Conversion Class C to Class A        45,036      (45,036)         --            --              --          --              --
Exercise of stock options           264,742         --         422,003          --           (686,745)      --              --
Sale of treasury stock                --            --            --            --              --         584,880        584,880
                               ------------  ------------  -----------     ----------     -----------  -----------    -----------
Balance at December 31, 2002    $11,588,984    $1,236,533  $11,280,842     $1,191,863     $11,992,542  $(2,777,353)   $34,513,411
                               ------------  ------------  -----------     ----------     -----------  -----------    -----------

Comprehensive income:
  Net earnings                  $     --       $     --    $      --    $       --         $6,596,497  $    --         $6,596,497
  Unrealized gain on securities       --             --           --         352,784            --          --            352,784
                                                                                                                     ------------
Total comprehensive income            --             --           --            --              --          --          6,949,281
                                                                                                                     ------------
Acquisition of Company Stock held
  in escrow (see note 18)             --             --           --      (1,982,620)           --          --         (1,982,620)
Stock dividends                    603,549         61,617     1,529,240         --         (2,194,406)      --              --
Conversion Class C to Class A        4,225         (4,223)           (2)        --             --           --              --
Exercise of stock options          353,450           --         759,502         --           (979,952)      --            133,000
Purchase of treasury stock           --              --           --            --             --         (437,641)      (437,641)
                               -----------    ------------  -----------    ---------      -----------   ----------    ------------
Balance at December 31, 2003   $12,550,208     $1,293,927   $13,569,582   $(437,973)      $15,414,681   (3,214,994)   $39,175,431
                              ============   ============   ============   ==========    ============   ==========    ===========

See accompanying notes to consolidated financial statements.





                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                               2003             2002                2001
                                                                               ----             ----                ----
Cash flows from operating activities:
     Net earnings                                                           $6,596,497      $3,991,280      $2,840,780
     Adjustments to reconcile net earnings
       to net cash provided by (used in) operating
      activities:
          Realized (gains) losses on investments
               and other assets                                                  2,155      (1,020,820)        (10,428)
          Depreciation                                                       1,866,924       1,553,399       1,350,372
          Provision for losses on real estate
              accounts and loans receivable                                    225,072        (300,412)        284,545
          Amortization of goodwill, premiums,
              and discounts                                                     44,092         121,329         197,793
          Provision for deferred income taxes                                2,862,343         970,139         522,047
          Policy and pre-need acquisition costs deferred                    (4,527,546)     (4,462,624)     (3,834,432)
          Policy and pre-need acquisition costs amortized                    3,611,674       3,214,710       3,004,188
          Cost of insurance acquired amortized                               1,317,332         778,683         865,970
     Change in assets and liabilities net of effects from purchases and disposals of subsidiaries:
          Land and improvements held for sale                                   42,154         626,688         139,075
          Future life and other benefits                                     7,426,761       5,349,152       5,734,205
          Receivables for mortgage loans sold                              (25,333,080)    (38,760,032)    (24,786,179)
          Other operating assets and liabilities                             3,402,371         975,682       2,908,914
                                                                          ------------    ------------    ------------
              Net cash used in operating activities                         (2,463,251)    (26,962,826)    (10,783,150)
                                                                          ------------    ------------    ------------
Cash flows from investing activities:
     Securities held to maturity:
          Purchase - fixed maturity securities                             (15,396,993)     (4,147,878)       (402,995)
          Calls and maturities - fixed maturity securities                  11,147,744       8,025,610      12,086,818
     Securities available for sale:
          Purchases - equity securities                                        (51,921)       (327,726)             --
          Sales - equity securities                                          3,860,000       3,303,095       2,826,094
     Purchases of short-term investments                                   (19,065,874)    (13,819,476)    (14,301,717)
     Sales of short-term investments                                        22,347,104       9,937,642      13,876,000
     Purchases of restricted assets                                            610,155         (56,899)       (497,617)
     Mortgage, policy, and other loans made                                (30,192,467)    (10,129,993)     (3,114,060)
     Payments received for mortgage, policy, and
          other loans                                                       20,479,056       4,939,374       5,626,747
     Purchases of property, plant, and equipment                            (1,623,310)     (1,348,752)     (1,006,824)
     Purchases of real estate                                               (1,807,658)     (3,153,299)       (784,677)
     Sale of real estate                                                     2,287,831       2,825,666         195,562
     Cash received in assumed reinsurance                                           --      55,827,793              --
                                                                          ------------    ------------    ------------
         Net cash (used in) provided by investing activities                (7,406,333)     51,875,157      14,503,331
                                                                          ------------    ------------    ------------








See accompanying notes to the consolidated financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (Continued)


                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                2003              2002          2001
                                                                ----              ----          ----
Cash flows from financing activities:
     Annuity and pre-need contract receipts                   5,785,310       7,635,422       9,707,844
     Annuity and pre-need contract withdrawals              (10,410,247)    (10,866,398)    (13,997,537)
     Repayment of bank loans and notes and
        contracts payable                                    (3,695,521)     (1,824,440)     (2,698,272)
     Proceeds from borrowings on bank loans and notes
        and contracts payable                                        --       9,000,000         750,000
     Stock options exercised                                    133,000              --              --
     Sale (purchase) of treasury stock                         (437,641)        584,880              --
                                                           ------------    ------------    ------------
     Net cash provided by (used in) financing activities     (8,625,099)      4,529,464      (6,237,965)
                                                           ------------    ------------    ------------
Net change in cash                                          (18,494,683)     29,441,795      (2,517,784)
                                                           ------------    ------------    ------------
Cash at beginning of year                                    38,199,041       8,757,246      11,275,030
                                                           ------------    ------------    ------------
Cash at end of year                                         $19,704,358     $38,199,041      $8,757,246
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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001



1)  Significant Accounting Principles

General Overview of Business

Security National Financial Corporation and its wholly owned subsidiaries (the "Company") operates in three main business segments; life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the intermountain west, California, Florida, Mississippi, Oklahoma and Texas. The cemetery and mortuary segment of the Company consists of five cemeteries in Utah, one cemetery in California, eight mortuaries in Utah and five mortuaries in Arizona. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in Arizona, California, Colorado, Florida, Nevada, Texas and Utah.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company. The Company's subsidiaries at December 31, 2003, are as follows:

Security National Life Insurance Company
Security National Mortgage Company
Memorial Estates, Inc.
Memorial Mortuary
Paradise Chapel Funeral Home
Singing Hills Memorial Park
Cottonwood Mortuary, Inc.
Deseret Memorial, Inc.
Holladay Cottonwood Memorial Foundation
Holladay Memorial Park
Camelback Sunset Funeral Home, Inc.
Greer-Wilson Funeral Home
Crystal Rose Funeral Home
Hawaiian Land Holdings
SSLIC Holding Company
Insuradyne Corporation
Southern Security Life Insurance Company (77%)

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


1) Significant Accounting Principles (Continued)

All significant intercompany transactions and accounts have been eliminated in consolidation.

On December 17, 1998, the Company purchased all of the outstanding shares of common stock of SSLIC Holding Company (formerly Consolidare Enterprises, Inc.), (SSLIC Holding) and Insuradyne Corporation (Insuradyne) for a total cost of $12,248,194. SSLIC Holding owns approximately 77% of the outstanding shares of common stock of Southern Security Life Insurance Company (Southern Security). The acquisition was accounted for using the purchase method.

On December 23, 2002, the Company, through its wholly-owned subsidiary Security National Life Insurance Company completed the asset purchase transaction with Acadian Life Insurance Company ("Acadian") from which it acquired from Acadian $75,000,000 in assets and $75,000,000 in statutory insurance reserves. Security National Life paid a ceding commission of $10,254,803. On January 1, 2003, Security National entered into an assumption agreement in which Acadian transferred and assigned to Security National Life all of its right, title and interest in the reinsured policies and Security National Life took over the operations of this block of business. The assets and liabilities acquired have been included in the Company's consolidated balance sheet as of December 31, 2002. Since the Company did not take over the operations from Acadian until January 1, 2003, nothing was included in the consolidated statement of earnings during 2002.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


1) Significant Accounting Principles (Continued)

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


1) Significant Accounting Principles (Continued)

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

Participating Insurance

Participating business constitutes 2%, 2%, and 2% of insurance in force for 2003, 2002 and 2001, respectively. The provision for policyholders' dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


1) Significant Accounting Principles (Continued)

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

Revenues and costs for at-need sales are recorded when a valid contract exists, the services are performed, collection reasonably assured and there are no significant obligations remaining.

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

Mortgage Operations

Mortgage fee income is generated through the origination and refinancing of mortgage loans and is recognized in accordance with FAS No. 140.

The majority of loans originated are sold to third party investors. The amounts sold to investors are shown on the balance sheet as due from sale of loans, and are shown on the basis of the amount of fees due from the investors. Any impairment to sold loans or possible loan losses are included in a separate provision for loan losses. At December 31, 2003 and 2002 the provision for loan losses was $1,919,000 and $906,000, respectively.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


1) Significant Accounting Principles (Continued)

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

The Company has two fixed option plans (the "1993 Plan" and the "2000 Plan"). In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans. Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net income would have been reduced by
approximately   $490,145,   $533,520   and  $3,143  in  2003,   2002  and  2001,
respectively. As a result, basic and diluted earnings per share would have been reduced by $.09, $.11, and $0 in 2003, 2002 and 2001, respectively.

The weighted average fair value of options granted in 2003 under the 1993 Plan and the 2000 Plan is estimated at $2.63 as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 73%, risk-free interest rate of 3.4%, and an expected life of two years.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


1) Significant Accounting Principles (Continued)

The weighted average fair value of each option granted in 2002 under the 1993 Plan and the 2000 Plan is estimated at $2.88 as of the grant date using the Black Scholes option-pricing model with the following assumptions: dividend yield of 5%, volatility of 74%, risk-free interest rate of 3.8%, and an expected life of five to ten years.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS No. 146 and Issue 94-3 is that SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial condition or results of operations.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


1) Significant Accounting Principles (Continued)

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure and Amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of that Statement. Under the prospective method stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date. Since the Company does not intend to voluntarily adopt the fair value presentation for FASB 123, adoption of SFAS 148 would not have a material effect on the financial condition or results of operations of the Company. However, pro forma disclosures by SFAS 148 are included in the Company's interim financial statements, when necessary.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after September 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance may have been accounted for as equity, must now be accounted for as liabilities (or an asset in some circumstances). The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This Statement is effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company entered into an agreement with a stockholder in August

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


1) Significant Accounting Principles (Continued)

2003, wherein it purchased 124,000 shares of Class A Common Stock from this stockholder for $6.00 per share. The purchase of these shares is reflected in treasury stock. Also, under the terms of this agreement, this stockholder has agreed not to purchase or control, directly or indirectly, any additional shares of Class A or Class C Common Stock through August 2007, and on August 27, 2004, 2005, and 2006, this stockholder may request, but is not obligated to request, the Company to purchase an additional 100,000 shares of Class A Common Stock held by this stockholder for $6.00 per share. At December 31, 2003, the Company's stock had a closing price of $7.45 per share, which exceeds the stockholder's option and under SFAS No. 150 does not require the recording of a liability as of December 31, 2003.

Effective December 31, 2003, the Company adopted EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements for other-than-temporary Impairments of debt and marketable equity investments that are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of EITF 03-1 requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The adoption of EITF 03-1 did not have a material impact on the Company's financial position or results of operations.

In April 2003, the FASB cleared Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements, and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. Issue B36 became effective on October 1, 2003. The adoption of Issue No. B36 did not have a material impact on the Company's financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", and subsequently issued a revision to this Interpretation in December 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies to those variable interest entities considered to be special-purpose entities no later than December 31, 2003. The Interpretation must also be applied to all other variable interest entities no later March 31, 2004. The Company is evaluating this interpretation, but does not anticipate that it will have a material effect on the results of operations or financial position of the Company.


                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


2)  Investments

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2003, are summarized as follows:


                                                                Gross          Gross         Estimated
                                                Amortized     Unrealized     Unrealized        Fair
                                                  Cost          Gains          Losses          Value
                                                --------      ---------      ----------      ---------
December 31, 2003:
Fixed maturity securities held to maturity:
   Bonds:
     U.S. Treasury securities
           and obligations of U.S
           Government age                      $3,080,471      $180,125     $   --        $3,260,596

     Obligations of states and
           political subdivisions                 261,360        25,091          (693)       285,758

     Corporate securities including
           public utilities                    30,289,401     1,176,618      (110,514)    31,355,505

     Mortgage-backed securities                 3,634,752        78,663       (28,654)     3,684,761

   Redeemable preferred stock                      28,005        17,400        (7,047)        38,358
                                              -----------   -----------    -----------   -----------

     Total fixed maturity
     securities held to maturity              $37,293,989    $1,477,897     $(146,908)   $38,624,978
                                              ===========   ===========    ===========   ===========

Securities available for sale:
   Bonds
     U.S. Treasury securities and
        obligations of U.S.
        Government agencies                      $595,177    $   81,604    $    --           $676,781

     Corporate securities including
           public utilities                    12,618,880       974,376         --        13,593,256

   Non-redeemable preferred stock                  56,030        42,688        (4,006)        94,712

   Common stock                                 1,925,431     1,958,319      (525,018)     3,358,732
                                              -----------   -----------    -----------   -----------
       Total securities available for sale    $15,195,518    $3,056,987     $(529,024)   $17,723,481
                                              ===========   ===========   ===========    ===========



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


2)  Investments (Continued)

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2002 are summarized as follows:


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
                                             ===========   ===========    ===========   ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


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

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                          Amortized         Estimated Fair
Held to Maturity:                           Cost                 Value
                                        ----------            ---------

    Due in 2004                         $ 2,048,933            $ 2,066,458
    Due in 2005 through 2008              6,556,028              7,123,868
    Due in 2009 through 2013              8,968,018              9,478,788
    Due after 2013                       12,336,094             12,424,625
    Mortgage-backed securities            7,356,911              7,492,881
    Redeemable preferred stock               28,005                 38,358
                                       ------------           ------------
                                        $37,293,989            $38,624,978
                                        ===========           ===========

                                         Amortized          Estimated Fair
Available for Sale:                        Cost                   Value
                                         ---------             ---------

    Due in 2004                         $2,681,414             $2,747,175
    Due in 2005 through 2008             9,249,570             10,051,451
    Due in 2009 through 2013             1,185,251              1,357,501
    Due after 2013                          97,822                113,910
    Mortgage-backed securities              --                     --
                                       -----------           ------------
                                       $13,214,057            $14,270,037
                                      ===========             ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


2)  Investments (Continued)

The Company's realized gains and losses in investments are summarized as follows:

                                       2003          2002             2001
                                       ----          ----             ----
Fixed maturity securities
 held to maturity:

Gross realized gains                  $3,549        $37,172        $20,228
Gross realized losses                 (5,665)          (557)          (565)
Securities available for sale:
Gross realized gains                       1            354              6
Gross realized losses                    (40)        (1,424)          (111)
Other assets                              --        985,275         (9,130)
                                 -----------    -----------    -----------
        Total                        $(2,155)    $1,020,820        $10,428
                                 ===========    ===========    ===========

Generally gains and losses from held to maturity securities are a result of early calls and related amortization of premiums or discounts.

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 4.25% to 15%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential and commercial loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. The Company has 68% of its mortgage loans in the state of Utah.

Investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available for sale securities) at December 31, 2003, other than investments issued or guaranteed by the United States Government, are as follows:

                                Carrying Amount
        Dean Witter Discover      $4,023,115

                    SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


Major categories of net investment income are as follows:

                                      2003           2002            2001
                                      ----           ----            ----
Fixed maturity  securities        $3,407,177      $3,228,042      $3,776,132
Equity securities                     54,481          53,889          49,281
Mortgage loans on real estate      1,931,358       1,350,882       1,570,478
Real estate                        1,509,932       1,501,534       1,548,507
Policy loans                         676,201         663,554         630,352
Short-term investments               105,094         189,894         379,562
Other                             10,813,469       6,501,763       5,973,092
                                ------------    ------------    ------------
  Gross investment income         18,497,712      13,489,558      13,927,404
Investment expenses               (1,195,115)       (950,128)       (980,905)
                                ------------    ------------    ------------
Net investment income            $17,302,597     $12,539,430     $12,946,499
                                ============    ============    ============


Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of approximately $848,000, $924,000 and $872,000 for 2003, 2002, and 2001, respectively.

Investment expenses consist primarily of depreciation, property taxes and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $8,850,755 at December 31, 2003 and $7,819,262 at December 31, 2002.

3)  Cost of Insurance Acquired

Information with regard to cost of insurance acquired is as follows:

                               2003           2002           2001
                               ----           ----           ----
Balance at
  beginning of year       $16,408,849      $8,081,223      $9,236,947
                         ------------    ------------    ------------
Cost of insurance
  acquired                   (110,754)      9,106,309        (289,754)
                         ------------    ------------    ------------

Imputed interest at 7%      1,098,636         857,153         606,136
Amortization               (2,415,968)     (1,635,836)     (1,472,106)
                         ------------    ------------    ------------
Net amortization
  charged to income        (1,317,332)       (778,683)       (865,970)
                         ------------    ------------    ------------
Balance at end
  of year                 $14,980,763     $16,408,849      $8,081,223
                         ============    ============    ============

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $1,206,546, $1,111,526, $1,014,348, $946,593, and
$884,330 for the years 2004 through 2008. Actual amortization may vary based on changes in assumptions or experience.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


4) Property, Plant and Equipment

The cost of property, plant and equipment is summarized below:

                                          December 31,
                                      2003           2002
                                      ----           ----
Land and Buildings               $11,140,690     $11,098,907
Furniture and equipment           10,288,299       8,725,925
                                ------------    ------------
                                  21,428,989      19,824,832
Less accumulated depreciation    (10,419,573)     (8,903,197)
                                ------------    ------------
     Total                       $11,009,416     $10,921,635
                                ============    ============

5)   Bank Loans Payable and Lines of Credit

Bank loans payable are summarized as follows:
                                                           December 31,
                                                       2003             2002
                                                       ----             ----
6.59% note payable in monthly installments
    of $34,680 including principal and interest,
    collateralized by 15,000 shares of Security
    National Life stock, due December 2004.           $391,363        $727,524

10% note payable in monthly installments of
    $8,444 including principal and interest,
    collateralized by real property, which book
    value is approximately $982,000, due January 2013.    --           645,124

6% note payable in monthly installments of $5,693
    including principal and interest,
    collateralized by real property, which
    book value is approximately $950,000
    due September 2010.                                662,944            --

6.93% note payable in monthly installments of
    $14,175 including principal and interest,
    collateralized by real property, which
    book value is approximately $915,000, due
    November 2007.                                   1,519,198       1,472,560

$2,230,016 in 2003 and $3,234,489 in 2002 revolving
    line of credit at 6.15% interest payable monthly
    and a reduction in principal due in semi-annual
    installments collateralized by 15,000 shares of
    Security National Life Insurance Company
    stock, due December 2005.                        2,178,075       3,144,673

Bank prime rate plus 1/2% (4.50% at December 31, 2003)
    note payable in monthly installments of $7,235
    including principal and interest, collateralized by
    real property, which book value is approximately
    $717,000, due August 2004.                          60,683         150,564

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


5) Bank Loans Payable and Lines of Credit (Continued)
                                                           December 31,
                                                       2003              2002
                                                       ----              ----
Bank prime rate less 1.35% (2.65% at December 31,
    2003) note payable in monthly installments
    of $2,736 including principal and interest,
    collateralized by 15,000 shares of
    Security National Life Insurance Company
    stock, due December 2005.                          98,880          128,738

7.35% note payable in monthly installments of
    $14,975 including principal and
    interest collateralized by 15,000
    shares of Security National Life Insurance
    Company stock, due December 2006.                 482,394          610,170

5.87% note payable interest only to July 1, 2003,
    thereafter interest and monthly principal
    payments of $139,000, collateralized by
    15,000 shares of  Security National Life
    Insurance Company Stock, due January 2010.      8,413,993        9,000,000

Mark to market adjustment (see note 17)               303,029            --

Other collateralized bank loans payable               312,111          233,874
                                                -------------    -------------
  Total bank loans                                 14,422,670       16,113,227

Less current installments                           3,688,647        2,282,575
                                                -------------    -------------
Bank loans, excluding current installments      $  10,734,023     $ 13,830,652
                                                =============     ============

In addition to the lines of credit described above, the Company has line of credit agreements with banks for $2,500,000 and $5,000,000, of which none were outstanding at December 31, 2003 or 2002. The lines of credit are for general operating purposes. The $2,500,000 line of credit bears interest at the bank's prime rate and must be repaid every 30 days. The $5,000,000 line of credit bears interest at a variable rate with interest payable monthly and is collateralized by student loans equaling 115% of the unpaid principal balance.

See Note 6 for summary of maturities in subsequent years.

6)  Notes and Contracts Payable

Notes and contracts payable are summarized as follows:

                                                         December 31,
                                                     2003          2002
                                                     ----          ----
Due to former stockholders of Deseret
    Memorial, Inc. resulting from the
    acquisition of such entity. Amount
    represents the present value discounted
    at 8% of monthly annuity payments
    ranging from $4,600 to $5,000 plus an index
    adjustment in the 7th through the
    12th years, due September 2011.                  $545,921         $574,526

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001

6) Notes and Contracts Payable (Continued)
                                                             December 31,
                                                          2003         2002
                                                          ----         ----
Due to former stockholders of Greer Wilson
    resulting from the acquisition of
    such entity. Amount represents the
    present value discounted at 10% of monthly
    annuity payments of $7,000, due March 2005.          98,319        168,621

Due to former stockholders of Crystal Rose
    Funeral Home resulting from the
    acquisition of such entity. Amount represents
    the present value discounted at
    9% of monthly annuity payments of $2,675.              --            5,296

9% note payable in monthly installments of
    $10,000 including principal and
    interest collateralized by real property,
    which book value is approximately
    $2,908,000, due July 2008.                          459,138        534,111

Due to Memorial Estates Endowment Care
    Trust Fund for the remodel of the
    Cottonwood Funeral Home. 6% note payable
    in monthly installments of $5,339
    including principal and interest
    collateralized by the Funeral Home, which
    book value is approximately $828,000
    due March 2030.                                     954,475        951,807

Due to former shareholder of Southern Security
    Life Insurance Company resulting
    from the acquisition of such entity.
    6.5% note payable in five annual
    installments with principal payments
    of $158,840 due April 2005                         317,680         476,520

Due to shareholder of Security National
   Financial Corporation 6.0% note payable in
   annual installments of $100,000 including
   principal and interest due July 2005                200,000            --

Due to shareholder of Security National
   Financial Corporation 4.0% note payable in
   annual installments of $160,873 including
   principal and interest due January 2006             482,620            --

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001

6) Notes and Contracts Payable (Continued)
                                                              December 31,
                                                         2003             2002
                                                         ----            ----

Other notes payable                                     382,541         449,128
                                                     ----------      ----------
Total notes and contracts payable                     3,440,694       3,160,009
Less current installments                               732,715         447,569
                                                     ----------      ----------

Notes and contracts, excluding
current installments                                 $2,707,979      $2,712,440
                                                     ==========      ==========

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

                       2004                  $4,421,362
                       2005                   3,640,897
                       2006                   2,325,645
                       2007                   1,931,906
                       2008                   1,826,064
                       Thereafter             3,717,490
                                            -----------
Total                                       $17,863,364
                                            ===========

Interest paid approximated interest expense in 2003, 2002 and 2001.

7)  Cemetery and Mortuary Endowment Care and Pre-need Merchandise Funds

The Company owns and operates several endowment care cemeteries, for which it has established and maintains an endowment care fund. The Company records a liability to the fund for each space sold at current statutory rates. As of December 31, 2002 the Company owed the fund $73,151 in excess of the required contribution to the fund, and as of December 31, 2003, the Company owed the fund $41,335.

The Company has established and maintains certain restricted asset accounts to provide for future merchandise obligations incurred in connection with its pre-need sales. Such amounts are reported as restricted assets of cemeteries and mortuaries in the accompanying consolidated balance sheet.

Assets in the restricted asset account are summarized as follows:

                                                              December 31,
                                                        2003              2002
                                                        ----              ----
Cash and cash equivalents                              $617,142        $378,388
Mutual funds                                            188,732         188,732
Fixed maturity securities                               108,554         301,928
Equity securities                                        77,778          77,778
Participation in mortgage loans
 with Security National Life                          3,719,807       4,352,214
Time certificate of deposit                              33,696          33,696
                                                     ----------      ----------
   Total                                             $4,745,709      $5,332,736
                                                     ==========      ==========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


8)  Income Taxes

The Company's income tax liability at December 31 is summarized as follows:

                                                        December 31,
                                                  2003               2002
                                                 -----               ----
Current                                           $18,585               $45,702
Deferred                                       10,896,260             8,058,180
                                              -----------           -----------
Total                                         $10,914,845            $8,103,882
                                              ===========           ===========


Significant components of the Company's deferred tax (assets) and liabilities at December 31 are approximately as follows:

                                                    2003               2002
                                                    ----               ----
Assets
Future policy benefits                           $(1,676,881       $(1,849,395)
Unearned premium                                  (1,635,912)       (1,717,492)
Difference between book
   and tax basis of bonds                            (27,951)          (34,178)
Net operating loss carryforwards                          --        (1,132,874)
Other                                               (605,932)         (575,788)
                                                ------------      ------------
Total deferred tax assets                         (3,946,676)       (5,309,727)
                                                ------------      ------------

Liabilities
Deferred policy acquisition costs                  4,889,696         5,235,909
Cost of insurance acquired                         2,486,035         2,643,596
Installment sales                                  2,367,510         1,997,256
Depreciation                                         891,725           883,667
Trusts                                             1,054,323         1,184,382
Tax on unrealized appreciation                       568,944           644,148
Reinsurance                                        1,974,996                --
Other                                                609,707           778,949
                                                ------------      ------------
Total deferred tax liabilities                    14,842,936        13,367,907
                                                ------------      ------------
Net deferred tax liability                       $10,896,260        $8,058,180
                                                ============      ============


The Company paid $55,442, $462,983 and $564,327 in income taxes for 2003, 2002 and 2001, respectively. The Company's income tax expense (benefit) is summarized as follows:

                                    2003              2002               2001
                                    ----              ----               ----
Current                            $28,326           $595,254          $391,492
Deferred                         2,862,343            970,139           522,047
                                ----------         ----------        ----------
Total                           $2,890,669         $1,565,393          $913,539
                                ==========         ==========        ==========

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


8) Income Taxes (Continued)
                                          2003            2002            2001
                                          ----            ----            ----
Computed expense at statutory rate     $3,218,056     $1,883,255    $1,282,517
Special deductions allowed
   small life insurance companies        (285,991)      (315,923)     (356,734)
Dividends received deduction               (5,611)          (737)       (6,405)
Minority interest taxes                    13,469          7,429        (7,466)
Other, net                                (49,254)        (8,631)        1,627
                                      -----------    -----------   -----------
   Tax expense                         $2,890,669     $1,565,393      $913,539
                                      ===========    ===========   ===========

A portion of the life insurance income earned prior to 1984 was not subject to current taxation but was accumulated for tax purposes, in a "policyholders' surplus account." Under provisions of the Internal Revenue Code, the policyholders' surplus account was frozen at its December 31, 1983 balance and will be taxed generally only when distributed. As of December 31, 2003, the policyholders' surplus accounts approximated $4,500,000. Management does not intend to take actions nor does management expect any events to occur that would cause federal income taxes to become payable on that amount. However, if such taxes were accrued, the amount of taxes payable would be approximately $1,500,000.

The Company does not have any loss carry forward as of December 31, 2003.

9) Reinsurance, Commitments and Contingencies

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $30,000 to $75,000 at December 31, 2003 and 2002. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to $940,050,000 at December 31, 2003 and $1,174,604,000 at December 31, 2002.

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

On December 26, 2003, the Company entered into a partially Coinsurance and a partially Modified Coinsurance Agreement (CoModco Agreement) with Guaranty Income Life Insurance Company (Guaranty) effective September 30, 2003. The Company has reinsured 100% of certain blocks of Guaranty's traditional life, universal life and annuity businesses. The total liabilities reinsured for these blocks of businesses on October 1, 2003 were $60,527,887. The Company paid a ceding commission to Guaranty of $3,400,000 and will receive from Guaranty a risk charge of 1% of the outstanding Coinsurance per calendar quarter. Guaranty put into a bank trust investment grade bonds, which equal the outstanding liabilities assumed by the Company. The Company is named as a beneficiary of the trust and the terms of the trust are such that Guaranty will maintain investment grade bonds in the trust to equal the outstanding liabilities assumed by the Company. Under the CoModco Agreement the Coinsurance and the increase in reserves are equal. Under U. S. GAAP the Coinsurance and the reserve increases

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


are netted since these are non-cash items, and the Company expects to recapture the Coinsurance from future profits of the reinsured business. Guaranty has the right to recapture the business at any time after December 31, 2004 upon 90 days advance notice. As of December 31, 2003 the outstanding Coinsurance amount was $3,344,793. The Company recorded as income the risk charge of $34,000 for the fourth quarter. In the event that the Company believes it will not recover the Coinsurance it will have to record as an expense and a future liability for the amount of such impairment.

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to four years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2003, are approximately as follows:

                   Years Ending December 31:
                          2004                                 $570,000
                          2005                                  460,000
                          2006                                  236,000
                          2007                                    6,000
                                                         --------------
                                                             $1,272,000

Total rent expense related to these non-cancelable operating leases for the years ended December 31, 2003 and 2002 was approximately $396,000 and $200,000 respectively.

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

It is also asserted among other things that Thomas "has the right to a transfer of Brown's shares to Thomas on defendants' (which includes Security National Financial Corporation as well as Memorial Estates, Inc.) books and to restoration of Brown's proportion of share ownership in Memorial at the time of his death by issuance and delivery to Thomas of sufficient shares of defendant's publicly traded and unrestricted stock in exchange for the 2,000 shares of Memorial stock and payment of all dividends from the date of Thomas's demand, as required by Article XV of the Articles of Incorporation." The formal discovery cutoff was January 15, 2004. The Company has been verbally informed that Thomas will dismiss the case but such has not been communicated in writing. Until the foregoing actually happens, the Company intends to vigorously defend the matter, including an assertion that the statute of limitations bars the claims.

An action was brought against Southern Security Life Insurance Company by National Group Underwriters, Inc. ("NGU") in state court in the State of Texas. The case was removed by the Company to the United States District Court for the Northern District of Texas, Fort Worth Division, with Civil No. 4:01-CV-403-E. An amended complaint was filed on or about July 18, 2001. The amended complaint asserted that NGU had a contract with the Company wherein NGU would submit applications for certain policies of insurance to be issued by the Company. It is alleged that disputes have arisen between NGU and the Company with regard to the calculation and payment of certain commissions as well as certain production bonuses.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001

NGU alleged that it had been damaged far in excess of the $75,000 minimum jurisdictional limits of the federal court. NGU also sought attorney's fees and costs as well as prejudgment and postjudgment interest. A second amended complaint and a third amended complaint, which included a fraud claim, were filed. A motion was filed by the Company to dismiss the third amended complaint, including the fraud claim. The court denied the motion. The Company counterclaimed for what it claimed to be a debit balance owing to it pursuant to the relationship between the parties (the amount subject to reduction as premiums are received). The Company also sought to recover attorney's fees and costs, as well as punitive damages on three of its causes of action.

Certain discovery took place. The federal case was dismissed by stipulation. The matter was refiled in Texas state court, Tarrant County, Case No. 348 195490 02. The claims of the respective parties are essentially the same as those in federal count, which claims include fraudulent inducement relative to entering into a contract, fraud, breach of contract, breach of duty of good faith and fair dealing, attorney's fees and exemplary damages as well as seeking an accounting and contesting the interest charges. Certain depositions have been taken since the filing again in state court and further discovery is anticipated. The Company filed a motion for partial summary judgment with respect to certain items. The court has yet to rule on the motion. A trial is presently set for October 2004. The Company intends to vigorously defend the matter as well as prosecute its counterclaim.

The Company is a defendant in various other legal actions arising from the normal conduct of business. Management believes that none of the actions will have a material effect on the Company's financial position or results of operations.

Subsequent to the year ended December 31, 2003, the Company entered a settlement agreement with one of its mortgage loan investors to resolve certain commitments under the investor agreement with the Company. The agreement requires a payment of $350,000 to be made to the investor with an additional $100,000 to be paid if the Company does not deliver a specified volume of loans during 2004. The amount of the settlement has been included in management's estimate in calculating the reserve for losses on contractual obligations.

10)   Retirement Plans

The Company and its subsidiaries have a noncontributory Employee Stock Ownership Plan (ESOP) for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,040 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors. The Company's contributions are allocated to eligible employees based on the ratio of each eligible employee's compensation to total compensation for all eligible employees during each year. ESOP contribution expense totaled $98,588, $99,612, and $191,557 for 2003, 2002, and 2001, respectively. At December 31, 2003 the ESOP held 546,344 shares of Class A and 1,479,087 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has a 401(k) savings plan covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions up to the lesser of 15% of total annual compensation or the statutory limits.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


10)   Retirement Plans

The Company may match up to 50% of each employee's investment in Company stock, up to 1/2% of the employee's total annual compensation. The Company's match will be Company stock and the amount of the match will be at the discretion of the Company's Board of Directors. The Company's matching 401(k) contributions for 2003, 2002, and 2001 were $4,493, $7,975, and $18,458 respectively. Also, the
Company may contribute, at the discretion of the Company's Board of Directors, an Employer Profit Sharing Contribution to the 401(k) savings plan. The Employer Profit Sharing Contribution shall be divided among three different classes of participants in the plan based upon the participant's title in the Company. The Company contributions for 2003, 2002 and 2001 were $110,081, $142,218, and $260,350, respectively. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee.

In 2001, the Company's Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company's Board of Directors. The Company's contribution for 2003, 2002 and 2001 were $95,485, $100,577, and $220,038, respectively.

The Company has Deferred Compensation Agreements with its Chief Executive Officer and its past Senior Vice President. The Deferred Compensation is payable on the retirement or death of these individuals either in monthly installments (120 months) or in a lump sum settlement, if approved by the Board of Directors. The amount payable is $62,667 per year with cost of living adjustments each anniversary. The Compensation Agreements also provides that any remaining balance will be payable to their heirs in the event of their death. In addition the Agreement provides that the Company will pay the Group Health coverages for these individuals and/or their spouses. In 2003 the Company increased its liability for these future obligations by $10,000. The current balance as of December 31, 2003 is $712,000.

During 2003 the Company entered into an employment agreement with the President of Security National Mortgage Company. The agreement has a five-year term, but the Company has agreed to renew the agreement in 2008 and 2013 for additional five-year terms, provided certain employee performs his duties with usual and customary care and diligence. Under the terms of the agreement certain employee is to devote his full time to the Company serving as President of Security National Mortgage Company at not less than his current salary and benefits, and to include $350,000 of life insurance protection. In the event of disability, certain employee's salary would be continued for up to five years at 50% of its current level. In the event of a sale or merger of the Company, and certain employee were not retained in his current position, the Company would be obligated to continue certain employee current compensation and benefits for five years following the merger or sale. The agreement further provides that certain employee is entitled to receive annual retirement benefits beginning one month from the date of his retirement and his having obtained the age of 62 1/2, five years following complete disability or upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event certain employee dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company accrued in 2003 approximately $172,000 to cover the present value of the retirement benefit of the agreement.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


10)   Retirement Plans (Continued)

The Company has an employment agreement with its President, which was entered into in 1996 and renewed in 1997 and 2002. Under the agreement the President is to devote his full time to the Company serving as its President, General Counsel and Chief Operating Officer at not less than his current salary and benefits, and to include $500,000 of life insurance protection. In the event of disability, his salary would be continued for up to five years at 50% of its current level. In the event of a sale or merger of the Company, and he is not retained in his current position, the Company would be obligated to continue his current compensation and benefits for seven years following the merger or sale. The Company is in the process of amending the agreement with its President to provide for retirement benefits. The Company accrued approximately $328,000 in 2003 to cover the present value of anticipated retirement benefits that would be owed once the agreement is amended.

11)  Capital Stock

The following table summarizes the activity in shares of capital stock for the three-year period ended December 31, 2003:

                                                      Class A         Class C
Balance at January 1, 2001                           5,107,631       5,827,805

Stock Dividends                                        255,413         291,104
Conversion of Class C to Class A                           547          (5,479)
                                                    ----------      ----------
Balance at December 31, 2001                         5,363,591       6,113,430

Exercise of stock options                              132,371            --
Stock Dividends                                        276,012         294,419
Conversion of Class C to Class A                        22,518        (225,180)
                                                    ----------      ----------
Balance at December 31, 2002                         5,794,492       6,182,669
                                                    ----------      ----------

Exercise of stock options                              176,725           --
Stock Dividends                                        301,774         308,086
Conversion of Class C to Class A                         2,113         (21,117)
                                                    ----------      ----------

Balance at December 31, 2003                         6,275,104       6,469,638
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

Stockholders of both classes of common stock have received 5% stock dividends in the years 1989 through 2003, as authorized by the Company's Board of Directors.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


11)  Capital Stock (Continued)

The Company has Class B Common Stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B Common Stock.

In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                               2003         2002         2001
                                               ----         ----         ----
Numerator:
   Net income                               $6,596,497   $3,991,280  $2,840,780
                                            ==========   ==========  ==========

Denominator:
   Denominator for basic earnings
    per share-weighted-average shares        5,358,503    4,823,914   4,506,476

   Effect of dilutive securities:
     Employee stock options                    149,952      169,543         382
     Stock appreciation rights                   2,007        1,828       --
                                            ----------   ----------  ----------
Dilutive potential common shares               151,959      171,371         382
                                            ----------   ----------  ----------

   Denominator for diluted earnings per
     share-adjusted weighted-average
     shares and assumed conversions          5,510,462    4,995,285   4,506,858
                                            ==========   ==========  ==========

Basic earnings per share                         $1.23         $.83        $.63
                                                 =====         ====        ====
   Diluted earnings per share                    $1.20         $.80        $.63
                                                 =====         ====        ====

12)    Stock Compensation Plans

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


12)    Stock Compensation Plans (Continued)

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

Activity of the 1987 Plan is summarized as follows:

                                                Number        Option
                                              of Shares        Price
                                              ---------       -------
Outstanding at January 1, 2001                 179,895       $3.70 - $4.07

   Dividend                                      8,995
   Exercised                                      --
                                                 -----

Outstanding at December 31, 2001                188,890      $3.53 - $3.88
                                                -------

   Dividend                                         576
   Exercised                                   (119,974)
   Expired                                      (58,773)
                                                -------

Outstanding at December 31, 2002                 10,719      $3.36
                                                 -----

   Dividend                                         201
   Exercised                                     (6,700)
                                                -------

Outstanding at December 31, 2003                  4,220      $3.20
                                                =======      =====

Exercisable at end of year                        4,220      $3.20
                                               ========      =====

Available options for future grant
   1987 Stock Incentive Plan                       --
                                                 =====

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


12)    Stock Compensation Plans (Continued)

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

Activity of the 1993 Plan is summarized as follows:
                                                 Number of Shares   Option Price
Outstanding at January 1, 2001                      573,311        $2.12 - $3.77
   Dividend                                          36,765
   Granted                                          172,500
   Expired                                          (10,513)
                                              -------------

Outstanding at December 31, 2001                    772,063        $2.02 - $3.59
   Dividend                                          21,077
   Granted                                          185,250
   Expired                                         (190,018)
   Exercised                                       (283,703)
                                              -------------

Outstanding at December 31, 2002                    504,669        $2.02 - $4.46
   Dividend                                          30,609
   Granted                                          371,000
   Exercised                                       (263,496)
                                              -------------

Outstanding at December 31, 2003                    642,782        $2.07 - $6.18
                                             =============

Exercisable at end of year                          642,782        $2.07 - $6.18
                                              =============

Available options for future grant
   1993 Stock Incentive Plan                         --
                                              =============

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


12)    Stock Compensation Plans (Continued)

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

Activity of the 2000 Plan is summarized as follows:

                                                    Number             Option
                                                   of Shares            Price
Outstanding at January 1, 2001                        4,200                $2.14
   Dividend                                             410
   Granted                                            4,000
                                                -----------

Outstanding at December 31, 2001                      8,610        $2.04 - $2.43
                                                 ----------

   Dividend                                             631
   Granted                                            4,000
                                                 ----------

Outstanding at December 31, 2002                     13,241        $1.94 - $2.86
                                                 ----------

   Dividend                                             697
   Granted                                            4,000
   Exercised                                         (3,311)
                                                 ----------
Outstanding at December 31, 2003                     14,627        $1.85 - $5.72
                                                 ==========

Exercisable at end of year                           10,627
                                                 ==========

Available options for future
    grant 2000 Director Plan                         42,673
                                                 ==========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


12)    Stock Compensation Plans (Continued)

On July 11, 2003, the Company adopted the Security National Financial Corporation 2003 Stock Option Plan (the "2003 Plan"), which reserved 500,000 shares of Class A Common Stock and 1,000,000 shares of Class C Common Stock for issuance thereunder. The 2003 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress.

The 2003 Plan provides for the grant of options and the award or sale of stock to officers, directors, and employees of the Company. Both "incentive stock options", as defined under Section 422A of the Internal Revenue Code of 1986 (the "Code") and "non-qualified options" may be granted under the 2003 Plan.

The 2003 Plan is to be administered by the Board of Directors or by a committee designated by the Board. The terms of options granted or stock awards or sales affected under the 2003 Plan are to be determined by the Board of Directors or its committee. No options may be exercised for a term of more than ten years from the date of the grant. Options intended as incentive stock options may be issued only to employees, and must meet certain conditions imposed by the code, including a requirement that the option exercise price be no less than then fair market value of the option shares on the date of grant. The 2003 Plan provides that the exercise price for non-qualified options will not be less than at least 50% of the fair market value of the stock subject to such option as of the date of grant of such options, as determined by the Company's Board of Directors.

The 2003 Plan has a term of ten years. The Board of Directors may amend or terminate the 2003 Plan at any time, from time to time, subject to approval of certain modifications to the 2003 Plan by the shareholders of the Company as may be required by law or the 2003 Plan.

Activity of the 2003 Plan is summarized as follows:

                                                  Number of       Number of
                                                Class A Shares   Class C Shares
Outstanding at December 31, 2003                    -0-              -0-
                                                    ===              ===

Available options for future grant
   2003 Stock Incentive Plan                      525,000       1,050,000
                                                  =======       =========

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


13)  Statutory-Basis Financial Information (Continued)

Statutory   net  income  and  statutory   stockholder's   equity  for  the  life
subsidiaries as reported to state regulatory authorities, is presented below:

                                             Statutory Net Income (Loss)
                                                for the year ended
                                                    December 31,

                                       2003            2002              2001
                                       ----            ----              ----
Security National Life            $(5,404,687)      $1,547,253       $1,732,018
Southern Security Life              2,431,499         (427,439)        (429,143)

                                       Statutory Stockholders' Equity
                                               December 31,

                                       2003             2002             2001
                                       ----             ----            ----

Security National Life             $15,069,057      $14,381,257      $16,316,605
Southern Security Life              11,443,488        8,582,968        8,459,700

Generally, the net assets of the life insurance subsidiaries available for transfer to the Company are limited to the amounts that the life insurance subsidiaries net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends are subject to approval by regulatory authorities.

The Utah and Florida Insurance Departments impose minimum risk-based capital requirements that were developed by the NAIC on insurance enterprises. The formulas for determining the risk-based capital ("RBC") specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries have a Ratio that is greater than 73.0% of the first level of regulatory action.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


14) Business Segment Information (Continued)

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

                                                                              2003
                                          Life            Cemetery/                            Reconciling
                                        Insurance         Mortuary             Mortgage           Items          Consolidated
Revenues:
From external sources:
   Revenue from customers             $23,391,497      $10,944,365         $92,955,165$           --        $127,291,027
   Net investment income                6,571,404          936,118           9,795,075            --          17,302,597
   Realized gains (losses)
      on investments                       (2,155)         --                  --                 --              (2,155)
   Other revenues                         157,850           94,907             200,183            --             452,940

Intersegment revenues:
   Net investment income               10,028,748           47,651              --            (10,076,399)         --
                                    -------------   --------------       -------------      -------------   ------------
                                       40,147,344       12,023,041         102,950,423        (10,076,399)   145,044,409
                                    -------------    -------------       -------------      --------------  ------------
Expenses:
Death and other policy
   benefits                          15,041,541           --                  --                --            15,041,541
Increase in future policy
   benefits                           6,712,961           --                  --                --             6,712,961
Amortization of deferred policy
   acquisition costs and
   cost of insurance acquired         4,683,556           245,450             --                --             4,929,006
Depreciation                            464,844           760,091             310,595           --             1,535,530
General, administrative
      and other costs:
   Intersegment                         --                 84,323             208,362          (292,685)         --
   Other                             10,398,872         9,807,357          83,512,224           --           103,718,453
Interest expense:
   Intersegment                          90,001           179,803           9,513,910        (9,783,714)         --
   Other                                743,884           436,828           2,461,334           --             3,642,046
                                    -----------     -------------      --------------     -------------     ------------
                                     38,135,659        11,513,852          96,006,425       (10,076,399)     135,579,537
                                   ------------      ------------       -------------     -------------     ------------
Earnings (losses)
   before income taxes             $  2,011,685     $     509,189       $   6,943,998      $     --        $    9,464,872
                                   ============     =============       =============      ============     ============

Identifiable assets                $302,319,614       $44,018,131       $  20,364,399      $(49,792,560)    $316,909,584
                                   ============       ===========       =============      ============     ============

Expenditures for
   long-lived assets               $    235,631      $    559,435     $       828,244      $    --         $  1,623,310
                                   ============      ============     ===============      =============   ============



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


14) Business Segment Information (Continued)
                                                                         2002

                                      Life              Cemetery/                            Reconciling
                                    Insurance           Mortuary          Mortgage              Items        Consolidated
Revenues:
From external sources:
   Revenue from
      customers                 $ 14,076,652         $10,638,754         $57,008,283   $           --        $ 81,723,689
   Net investment income           6,065,652           1,011,786           5,461,992               --          12,539,430
   Realized gains on
      investments                    311,365             709,455                  --               --           1,020,820
   Other revenues                     69,741              85,146             324,537               --             479,424

Intersegment revenues:
   Net investment income           4,741,338             --               --               (4,741,338)            --
                               -------------        ------------        ------------     ------------         -----------
                                  25,264,748          12,445,141          62,794,812       (4,741,338)         95,763,363
                               -------------        ------------        ------------     ------------         -----------
Expenses:
Death and other policy
   benefits                        7,724,046              --                 --                  --             7,724,046
Increase in future
   policy benefits                 6,031,685              --                 --                  --             6,031,685
Amortization of deferred
    Policy acquisition costs
    and cost of insurance
    acquired                       3,718,627             274,766             --                 --              3,993,393
Depreciation                         383,139             678,851             167,513            --              1,229,503
General, administrative
    and other costs:
   Intersegment                     (900,000)            486,672             623,872         (210,544)            --
   Other                           6,570,217           9,537,374          53,167,818            --             69,275,409
Interest expense:
   Intersegment                       90,000             201,118           4,239,676       (4,530,794)            --
   Other                             321,896             428,498           1,219,948             --             1,970,342
                              --------------       -------------        ------------    -------------      --------------
                                  23,939,610          11,607,279          59,418,827       (4,741,338)         90,224,378
                              --------------       -------------        ------------    -------------      --------------
Earnings (losses)
   before income taxes          $  1,325,138       $     837,862         $ 3,375,985    $      --          $  5,538,985
                                ============       =============         ===========    =============      =============

Identifiable assets             $295,177,565         $42,255,381         $14,960,638    $ (44,331,241)       $308,062,343
                                ============         ===========         ===========    =============      ==============

Expenditures for long-
   lived assets             $        189,156       $     677,561      $      482,035    $      --          $    1,348,752
                            ================       =============      ==============    =============      ==============



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001

14) Business Segment Information (Continued)
                                                                     2001

                                      Life              Cemetery/                           Reconciling
                                    Insurance           Mortuary          Mortgage             Items           Consolidated
Revenues:                          ----------          -----------       ----------         ------------      -------------
From external sources:
   Revenue from
      customers                  $ 13,150,875        $  9,881,248        $40,086,097$           --            $ 63,118,220
   Net investment income            7,018,047             959,655          4,968,797            --              12,946,499
   Realized gains on
      investments                      10,428              --                  --               --                  10,428
   Other revenues                      53,053              42,356             56,536            --                 151,945

Intersegment revenues:
   Net investment income            3,679,133              --                  --          (3,679,133)             --
                                  -----------         -----------        -----------      -----------         ------------
                                   23,911,536          10,883,259         45,111,430       (3,679,133)          76,227,092
                                  -----------         -----------        -----------      -----------         ------------
Expenses:
Death and other policy
   benefits                         6,821,845            --                   --                --               6,821,845
Increase in future policy
   benefits                         4,953,008            --                   --                --               4,953,008
Amortization of deferred
   policy and pre-need
   acquisition costs and cost
   of insurance acquired            3,561,895             308,263             --                --               3,870,158
Depreciation                          330,892             595,082            103,162            --               1,029,136
General, administrative
      and other costs:
   Intersegment                        --                  36,672            136,867         (173,539)             --
   Other                            7,035,455           8,674,488         37,280,266            --              52,990,209
Interest expense:
   Intersegment                        98,095             243,732           3,163,767      (3,505,594)             --
Other                                 317,988             418,488           2,054,150              --            2,790,626
                                 ------------         -----------        ------------     ------------        ------------
                                   23,119,178          10,276,725          42,738,212      (3,679,133)          72,454,982
                                 ------------         -----------        ------------     -----------         ------------
Earnings (losses)
   before income taxes           $    792,358        $    606,534         $ 2,373,218   $      --             $  3,772,110
                                 ============        ============         ===========   =============         ============

Identifiable assets              $201,193,249         $38,915,291         $ 6,919,871    $(33,460,187)        $213,568,224
                                =============         ===========         ===========    ============         ============

Expenditures for
   long-lived assets             $    219,762        $    505,045        $    323,014    $    --              $  1,047,821
                                 ============        =============        ============    =============        ============

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001

15) Related Party Transactions

On December 19, 2001, the Company entered into an option agreement with Monument Title, LLC, a Utah limited liability company ("Monument Title") in which the Company made available a $100,000 line of credit to Monument Title at an interest rate of 8% per annum. The line of credit is secured by the assets of Monument Title. From December 28, 2001 to June 14, 2002, the Company advanced Monument Title a total of $77,953 under the line of credit. The amount advanced under the line of credit plus accrued interest are payable upon demand. This receivable was fully allowed for in 2003. The owners of Monument Title are brothers-in-law of the President and Chief Operating Officer of the Company. The Company has the right under the option agreement for a period of five years from the date thereof to acquire 100% of the outstanding common shares of Monument Title for the sum of $10. The purpose of the transaction, which was approved by the Company's board of directors, is to insure that the title and escrow work performed for Security National Mortgage Company in connection with its mortgage loans are completed as accurately as possible by Monument Title to avoid any economic losses to the Company.

The Company has a non-interest bearing note receivable from the Chairman of the Board and Chief Executive Officer. No installment payments are required under the terms of the note, but the note must be paid in full as of December 31, 2007. The outstanding balance of the note was approximately $38,000 and $70,000 at December 31, 2003 and 2002, respectively.

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

Investment Contracts: The fair values for the Company's liabilities under investment-type insurance contracts are estimated based on the contracts' cash surrender values. The carrying amount and fair value as of December 31, 2003 and December 31, 2002, were approximately $86,389,000 and $87,351,000, respectively.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


17) Accumulated Other Comprehensive Income (Loss), and Other Items

The following summarizes other comprehensive income:

                                              2003           2002        2001
                                              ----           ----        ----
Unrealized gains (losses)
     on available for-sale securities      $638,540        $84,263    $769,684
Less:  reclassification
     adjustment for net realized
     gains (losses) in net income            (2,155)       (35,544)    (10,428)
                                        -----------    ----------- -----------
Net unrealized gains (losses)               636,385         48,719     759,256
Potential unrealized losses for
     derivative bank loans                 (303,029)            --        --
Tax expense on net unrealized
     gain (losses)                           19,428        (80,786)   (372,077)
                                        -----------    -----------  -----------
Other comprehensive income (loss)          $352,784       $(32,067)   $387,179
                                        ===========    =========== ===========

Other items:
     Acquisition of Company Stock
         held in escrow                  (1,982,620)            --      --
                                        ===========    =========== ===========

The "Acquisition of Company Stock held in Escrow" above is held in escrow and voted by trustee until the balances shown under Note 6 "Notes and Contracts Payable" in the amounts of $200,000 and $482,620 are paid per terms of the agreement and promissory note.

The Company considers its interest rate swap instruments (swaps) effective cash flow hedges against the variable interest rates of certain bank loans. The swaps expire on the maturity dates of the bank loans they hedge. In the event a swap is terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining life of the bank loan it hedged. In the event of early extinguishment of a hedged bank loan, any realized or unrealized gain or loss from the hedging swap would be recognized in income coincident with the extinguishment.

Information regarding the swaps is as follows as of December 31, 2003:

     Weighted average variable interest rate of
         the hedged bank loans (prime less .5%)                         3.5%
     Weighted average fixed interest rate of the swaps                  6.1%
     Market value of the swaps- potential unrealized
         loss position                                            $(303,029)

The respective market values of the swaps are derived from proprietary models of the financial institution with whom the Company purchased the swaps and from whom the Company obtained the hedged bank loans.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2003, 2002, and 2001


18) Subsequent Event

On March 16, 2004, with the approval of the Louisiana Insurance Department, Security National Life Insurance Company purchased all of the outstanding common stock of Paramount Security Life Insurance Company, a Louisiana domiciled company (Paramount) located in Shreveport, Louisiana. As of December 31, 2003, Paramount had 9,383 policies in force and approximately, 29 agents. The purchase consideration was $4,397,994 and was effective January 26, 2004. For the year ended December 31, 2003, Paramount had revenues of $614,000 and net income of $76,000. As of December 31, 2003, statutory assets and capital and surplus were $6,073,000 and $4,100,000, respectively.

Paramount is licensed in the State of Louisiana and is permitted to appoint agents who do not have a full life insurance license. These agents are limited to selling small life insurance policies in the final expense market. The Company believes that with this license it will be able to expand its operations in Louisiana. The Company is planning on servicing Paramount policyholders out of its Jackson Mississippi office and has closed the Shreveport office.



                                                                    Schedule I

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                             Summary of Investments
                    Other than Investments in Related Parties



As of December 31, 2003:

                                                                                       Amount at
                                                                                      which shown
                                                                     Estimated          in the
Type of Investment                                     Amortized       Fair          Consolidated
                                                          Cost        Value          Balance Sheet
Fixed maturity securities held to maturity:
Bonds:
   U.S. Treasury securities and obligations
     of U.S. Government agencies                        $3,080,471     $3,260,596     $3,080,471
   Obligations of states and political subdivisions        261,360        285,758        261,360
   Corporate securities
     including public utilities                         30,289,401     31,355,505     30,289,401
   Mortgage backed securities                            3,634,752      3,684,761      3,634,752
Redeemable preferred stocks                                 28,005         38,358         28,005
                                                      ------------   ------------   ------------

   Total Fixed Securities held to maturity              37,293,989     38,624,978     37,293,989
                                                      ------------   ------------   ------------

Securities available for sale:
Bonds:
   U.S. Treasury securities and
   obligations of U.S. Government agencies                 595,177        676,781        676,781
   Corporate securities
     including public utilities                         12,618,880     13,593,256     13,593,256
   Mortgage-backed securities                                   --             --             --
Non-redeemable preferred stock                              56,031         94,712         94,712
Common stock:
   Public utilities                                        314,014        447,172        447,172
   Banks, trusts and insurance companies                   520,683        989,305        989,305
   Industrial, miscellaneous and all other               1,090,733      1,922,255      1,922,255
                                                      ------------   ------------   ------------

     Total Securities available for sale                15,195,518     17,723,481     17,723,481
                                                      ------------   ------------   ------------

Mortgage loans on real estate                           29,914,745                    29,914,745
Real estate                                              8,519,680                     8,519,680
Policy loans                                            11,753,617                    11,753,617
Other investments                                        2,054,248                     2,054,248
                                                      ------------                  ------------

Total investments                                     $104,731,797                  $107,259,760
                                                      ============                  ============




                                                       Schedule I (Continued)

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                             Summary of Investments
                    Other than Investments in Related Parties



As of December 31, 2002:
                                                                                      Amount at
                                                                                      Which Shown
                                                                       Estimated       in the
Type of Investment                                     Amortized Cost  Fair Value    Balance Sheet
Fixed maturity securities held to maturity:
Bonds:
   U.S. Treasury securities and obligations
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
                                                      ============                  ============

                                                                Schedule II

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                                  Balance Sheet


                                                           December 31,
                                                    2003                 2002
                                                    ----                 ----
Assets
Cash                                              $(791,521)            $(3,870)

Investment in subsidiaries
    (equity method)                              56,188,527          50,069,998

Receivables:
    Receivable from
        Affiliates                               10,680,182          10,662,465
    Other                                          (107,403)            (74,653)
                                               ------------        ------------
       Total receivables                         10,572,779          10,587,812
                                               ------------        ------------

Property, plant and
    equipment, at cost,
    net of accumulated
    depreciation of $730,230
    for 2003 and $575,724
    for 2002                                        300,744             415,144

Other assets                                         79,504              66,915
                                               ------------        ------------
    Total assets                                $66,350,033         $61,135,999
                                               ============        ============




















See accompanying notes to parent company only financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                           Balance Sheets (Continued)

                                                             December 31,
                                                         2003           2002
                                                         ----           ----
Liabilities:
Bank loans payable:
    Current installments                             $2,995,831      $2,082,175
    Long-term                                         8,641,418      11,400,191

Notes and contracts payable:
    Current installments                                261,835             961
    Long-term                                           421,746              --

Advances from affiliated companies                    8,868,497      10,031,968

Other liabilities and accrued expenses                1,060,083         965,555

Income taxes                                          4,925,192       2,141,738
                                                   ------------    ------------
    Total liabilities                                27,174,602      26,622,588
                                                   ------------    ------------

Stockholders' equity:
Common Stock:
    Class A:  $2 par value, authorized
        10,000,000 shares, issued 6,275,104
        shares in 2003 and 5,794,492 shares
        in 2002                                      12,550,208      11,588,984
    Class C:  $0.20 par value, authorized
        7,500,000 shares, issued 6,469,638
         shares in 2003 and 6,182,669 shares
         in 2002                                      1,293,927       1,236,533
                                                   ------------    ------------
Total common stock                                   13,844,135      12,825,517

Additional paid-in capital                           13,569,582      11,280,842
Accumulated other comprehensive income,
    (loss), and other items                            (437,973)      1,191,863
Retained earnings                                    15,414,681      11,992,542
Treasury stock at cost
    (1,276,518 Class A shares and 75,336
    Class C shares in 2003; 1,151,811 Class
    A shares and 71,749 Class C shares in 2002,
    held by affiliated companies)                    (3,214,994)     (2,777,353)
                                                   ------------    ------------
Total stockholders' equity                           39,175,431      34,513,411
                                                   ------------    ------------
    Total liabilities and
        stockholders' equity                        $66,350,033     $61,135,999
                                                   ============    ============


See accompanying notes to parent company only financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                             Statements of Earnings




                                              Year Ended December 31,
                                              -----------------------
                                           2003           2002          2001
                                           ----           ----          ----

Revenue:
    Net investment income                     $52        $34,053           $188
    Fees from affiliates                4,200,683      3,772,293      3,824,259
                                      -----------    -----------    -----------
        Total revenue                   4,200,735      3,806,346      3,824,447
                                      -----------    -----------    -----------

Expenses:
    General and administrative
        Expenses                        2,439,659      3,287,683      4,082,438
    Interest expense                      763,088        351,599        373,815
                                      -----------    -----------    -----------
        Total expenses                  3,202,747      3,639,282      4,456,253
                                      -----------    -----------    -----------

    Earnings (loss)before income
        taxes, and earnings of
        subsidiaries                      997,988        167,064       (631,806)

    Income tax expense                 (2,841,738)    (1,045,791)      (531,270)

    Equity in earnings
        (loss) of subsidiaries          8,440,247      4,870,007      4,003,856
                                      -----------    -----------    -----------
    Net earnings                       $6,596,497     $3,991,280     $2,840,780
                                      ===========    ===========    ===========










See accompanying notes to parent company only financial statements.



                                                       Schedule II (Continued)

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                             Statements of Cash Flow


                                                         Year Ended December 31,
                                                  2003           2002           2001
                                                  ----           ----           ----
Cash flows from operating activities:
    Net earnings                               $6,596,497     $3,991,280     $2,840,780
Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities:
      Depreciation and amortization               154,506        118,386        113,042
      Undistributed (earnings) losses
         of affiliates                         (8,440,247)    (4,870,007)    (4,003,856)
      Provision for income taxes                2,841,738      1,045,791        531,271
    Change in assets and liabilities:
      Accounts receivable                        (128,778)        31,909         60,751
      Other assets                                (12,589)       (45,549)        25,638
      Other liabilities                            94,529        (30,673)       282,349
                                              -----------    -----------    -----------
Net cash provided by (used in)
    operating activities                        1,105,656        241,137       (150,025)
                                              -----------    -----------    -----------

Cash flows from investing activities:
    Dividends received from subsidiaries        1,150,000      2,381,687             --
    Purchase of equipment                         (40,106)      (106,185)        (2,954)
    Investment in subsidiaries                         --       (900,000)            --
                                              -----------    -----------    -----------
Net cash used in investing activities           1,109,894      1,375,502         (2,954)
                                              -----------    -----------    -----------

Cash flows from financing activities:
    Advances from (to) affiliates              (1,019,660)    (9,396,773)     1,922,758
    Payments of advances to affiliates                 --             --        (28,998)
    Payments of notes and contracts payable    (2,116,541)    (1,224,801)    (1,676,940)
    Stock options exercised                       133,000             --             --
    Purchase of treasury stock                         --             --       (783,086)
    Proceeds from borrowings on notes and
      contracts payable                                --      9,000,000        750,000
                                              -----------    -----------    -----------
Net cash provided by (used in)
      financing activities                     (3,003,201)    (1,621,574)       183,734
                                              -----------    -----------    -----------
Net change in cash                               (787,651)        (4,935)        30,755
Cash at beginning of year                          (3,870)         1,065        (29,690)
                                              -----------    -----------    -----------
Cash at end of year                             $(791,521)       $(3,870)        $1,065
                                              ===========    ===========    ===========










See accompanying notes to parent company only financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                Notes to Parent Company Only Financial Statements


1) Bank Loans Payable

   Bank loans payable are summarized as
follows:
                                                          December 31,
                                                      2003             2002
$2,230,016 in 2003 and $3,234,489 in
    2002 revolving line of credit at 6.15%
    interest payable monthly and a reduction
    in principal due in semi-annual
    installments collateralized by 15,000
    shares of Security National
    Life Insurance Company stock,
    due December 2005.                            $ 2,178,075      $ 3,144,672

6.59% note payable in monthly installments
    of $34,680 including principal and
    interest, collateralized by 15,000 shares
    of Security National Life stock,
    due December 2004.                                391,363          727,524

7.35% note payable in monthly installments
    of $14,975 including principal and
    interest collateralized by 15,000 shares
    of Security National Life Insurance
    Company stock, due December 2006.                 482,394          610,170

5.87% note payable interest only to July 2, 2003,
    thereafter interest plus monthly principal
    payment of $125,000, collateralized by 15,000
    shares of Security National Life
    Insurance Company stock, due January 2010.       8,413,993       9,000,000

Mark-to-market adjustment                              171,424           --
                                                  ------------   -------------

        Total bank loans                            11,637,249      13,482,366

      Less current installments                      2,995,831       2,082,175
                                                  ------------   -------------
      Bank loans, excluding current
      Installments                                 $ 8,641,418     $11,400,191
                                                   ===========     ===========

2)  Notes and Contracts Payable

    Notes and contracts are summarized as follows:
                                                         December 31,
                                                     2003             2002
    Due to shareholders of Security
       National Financial Corporation 6.0%
       note payable in annual installments
       of $100,000 including principal and
      interest due July 2005                      $    200,000   $      --

Due to shareholders of Security National
    Financial Corporation 4.0% note payable
    in annual installments of $160,873
    including principal and interest due
    January 2005                                       482,620          --

                     SECURITY NATIONAL FINANCIAL CORPORATION
                Notes to Parent Company Only Financial Statements



2)  Notes and Contracts Payable (Continued)

 Other                                                           961         961
                                                            --------    --------

Total notes and contracts                                    683,581         961
                                                            --------    --------
Less current installments                                    261,835         961
                                                            --------    --------
Notes and contracts, excluding current installments         $421,746   $      --
                                                            ========    ========

The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

              2004                    $ 3,257,665
              2005                      2,803,263
              2006                      1,690,786
              2007                      1,439,220
              2008                      1,526,011
              Thereafter                1,603,885
                                    -------------
              Total                   $12,320,830
                                      ===========

3)  Advances from Affiliated Companies


                                                             December 31,
                                                        2003             2002

         Non-interest bearing advances from affiliates:
         Cemetery and Mortuary
              Subsidiary                            $1,366,930   $ 1,366,930
         Life Insurance subsidiary                   7,491,567     8,655,038
         Mortgage subsidiary                            10,000        10,000
                                                   -----------   -----------
                                                   $8,868,497    $10,031,968

4)  Dividends

In 2003, 2002 and 2001, Security National Life Insurance Company, a wholly owned subsidiary of the Registrant, paid to the registrant cash dividends of $1,150,000, $2,381,687, and $-0- respectively.



                                                                   Schedule IV

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                   Reinsurance


                                                                                 Percentage
                                          Ceded to       Assumed                  of Amount
                              Direct        Other       from Other      Net       Assumed
                              Amount      Companies     Companies      Amount     to Net
2003
Life Insurance
    in force ($000)        $1,974,388      $213,515      $940,050    $2,700,923     44.1%
                          ===========   ===========   ===========   ===========   ======

Premiums:
Life Insurance
Accident and              $15,108,643      $973,632    $8,807,752   $22,942,763     38.4%
    Health Insurance          350,371            --         1,239       351,610       .4%
                          -----------   -----------   -----------   -----------   ------
         Total premiums   $15,459,014      $973,632    $8,808,991   $23,294,373     38.8%
                          ===========   ===========   ===========   ===========   ======

2002
Life Insurance
    in force ($000)        $1,460,832      $220,749    $1,174,604    $2,414,687     48.6%
                          ===========   ===========   ===========   ===========   ======

Premiums:
Life Insurance            $13,678,397      $889,401      $922,158   $13,711,154      6.7%
Accident and
    Health Insurance          364,275           380         1,603       365,498       .4%
                          -----------   -----------   -----------   -----------   ------
         Total premiums   $14,042,672      $889,781      $923,761   $14,076,652      6.6%
                          ===========   ===========   ===========   ===========   ======

2001
Life Insurance
    in force ($000)        $1,587,136      $216,369      $838,421    $2,209,188     37.9%
                          ===========   ===========   ===========   ===========   ======

Premiums:
Life Insurance            $12,930,418    $1,035,984      $845,736   $12,740,170      6.6%
Accident and
    Health Insurance          406,393           285         4,597       410,705      1.1%
                          -----------   -----------   -----------   -----------   ------
         Total premiums   $13,336,811    $1,036,269      $850,333   $13,150,875      6.5%
                          ===========   ===========   ===========   ===========   ======



                                                                  Schedule V

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts


                                         Balance at  Additions Charged Deductions   Balance
                                         Beginning      to Costs     Disposals and  at End of
                                          of Year     and Expenses    Write-offs      Year
                                         ---------    ------------    ----------    --------
For the Year Ended December 31, 2003
Accumulated depreciation
   on real estate                       $3,728,539      $331,395    $       --     $4,059,934

Accumulated depreciation
   on property, plant
   and equipment                         8,903,197     1,535,529       (19,153)    10,419,573

Allowance for doubtful accounts          1,479,728       472,897      (245,947)     1,706,678

Allowance for real estate losses                --            --            --             --

For the Year Ended December 31, 2002
Accumulated depreciation
    on real estate                      $3,404,644      $323,895      $     --     $3,728,539

Accumulated depreciation
    on property, plant
    and equipment                        7,685,613     1,229,504       (11,920)     8,903,197

Allowance for doubtful accounts          1,778,592        90,357      (389,221)     1,479,728

Allowance for real  estate losses          119,269            --      (119,269)            --

For the Year Ended December 31, 2001
Accumulated depreciation
   on real estate                       $3,088,761      $321,234       $(5,352)    $3,404,643

Accumulated depreciation
   on property, plant
   and equipment                         6,699,141     1,029,137       (42,665)     7,685,613

Allowance for doubtful accounts          1,656,223       195,940       (73,571)     1,778,592

Allowance for real estate losses                --       119,269            --        119,269

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure


None

Item 9A.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures - The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this annual report. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

     (b) Changes in internal controls - There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the date of their most recent evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

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


Name                       Age        Position with the Company
George R. Quist            83     Chairman of the Board and Chief Executive
                                  Officer

Scott M. Quist             50     President, General Counsel, Chief Operating
                                  Officer and Director

Stephen M. Sill            58     Vice President, Treasurer and Chief
                                  Financial Officer

G. Robert Quist            52     First Vice President and Secretary

J. Lynn Beckstead, Jr.     50     Vice President and Director

Charles L. Crittenden      83     Director

Robert G. Hunter           44     Director

H. Craig Moody             52    Director

Norman G. Wilbur           65     Director

Committees of the Board of Directors include an executive committee, on which Messrs. George Quist, Scott Quist, and Moody serve; an audit committee, on which Messrs. Crittenden, Moody, and Wilbur serve; and a compensation committee, on which Messrs. Crittenden, Wilbur, and George Quist serve.

The audit committee is composed of directors who are, in the opinion of the Board of Directors, free from any relationship which would interfere with the exercise of independent judgment and who possess an understanding of financial statements and generally accepted accounting principles. Thus, each member is an "independent" director as that term is defined by the regulations of the Security Exchange Act of 1934. The Board of Directors has determined that Norman
G. Wilbur, who currently serves as a director of the Company as well as a member of its audit committee, is an independent audit committee financial expert.

Directors

The following is a description of the business experience of each of the Company's directors.

George R. Quist has been Chairman of the Board and Chief Executive Officer of the Company since October 1979. Mr. Quist served as President of the Company from 1979 until July 2002. Mr. Quist has also served as Chairman of the Board and Chief Executive Officer of Southern Security Life Insurance Company since December 1998, and as its President from December 1998 to July 2002. From 1960 to 1964, he was Executive Vice President and Treasurer of Pacific Guardian Life Insurance Company. From 1946 to 1960, he was an agent, District Manager and Associate General Agent for various insurance companies. Mr. Quist also served from 1981 to 1982 as the President of The National Association of Life Companies, a trade association of 642 life insurance companies, and from 1982 to 1983 as its Chairman of the Board.

Scott M. Quist has been President of the Company since July 2002, its Chief Operating Officer since October 2001, and its General Counsel and a director since May 1986. Mr. Quist served as First Vice President of the Company from May 1986 to July 2002. Mr. Quist has also served as President of Southern Security Life Insurance Company since July 2002, its Chief Operating Officer since October 2001, and its General Counsel and a director since December 1998. Mr. Quist also served as First Vice President of Southern Security Life Insurance Company from December 1998 to July 2002. From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas. From 1986 to 1991, he was Treasurer and a director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies. Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance. He has also served as a regional director of Key Bank of Utah since November 1993. Mr. Quist is currently a director and past president of the National Alliance of Life Companies, a trade association of over 200 life companies.

J. Lynn Beckstead Jr. has been a Vice President and a director of the Company since March 2002. Mr. Beckstead has also served as Vice President and a director of Southern Security Life Insurance Company since March 2002. In addition, he is President of Security National Mortgage Company, an affiliate of the Company, having served in this position since July 1993. From 1980 to 1993, Mr. Beckstead was Vice President and a director of Republic Mortgage Corporation. From 1983 to 1990, Mr. Beckstead was Vice President and a director of Richards Woodbury Mortgage Corporation. From 1980 to 1983, he was a principal broker for Boardwalk Properties. From 1978 to 1980, Mr. Beckstead was a residential loan officer for Medallion Mortgage Company. From 1977 to 1978, he was a residential construction loan manager of Citizens Bank.

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

Robert G. Hunter, M.D. has been a director of the Company since October 1998. Dr. Hunter is also a director of Southern Security Life Insurance Company and has served in this position since December 1998. Dr. Hunter is currently a practicing physician in private practice. Dr. Hunter created the statewide E.N.T. Organization (Rocky

Mountain E.N.T., Inc.) where he is currently a member of the Executive Committee. He is also Chairman of Surgery at Cottonwood Hospital, a delegate to the Utah Medical Association and a delegate representing the State of Utah to the American Medical Association, and a member of several medical advisory boards.

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

Executive Officers

Stephen M. Sill has been Vice President, Treasurer and Chief Financial Officer of the Company since March 2002. From 1997 to March 2002, Mr. Sill was Vice President and Controller of the Company. He has also served as Vice President, Treasurer and Chief Financial Officer of Southern Security Life Insurance Company since March 2002. From 1998 to March 2002, Mr. Sill also served as Vice President and Controller of Southern Security Life Insurance Company. From 1994 to 1997, Mr. Sill was Vice President and Controller of Security National Life Insurance Company. From 1989 to 1993, he was Controller of Flying J. Inc. From 1978 to 1989, Mr. Sill was Senior Vice President and Controller of Surety Life Insurance Company. From 1975 to 1978, he was Vice President and Controller of Sambo's Restaurant, Inc. From 1974 to 1975, Mr. Sill was Director of Reporting for Northwest Pipeline Corporation. From 1970 to 1974, he was an auditor with Arthur Andersen & Co. Mr. Sill is the Immediate Past President and a director of the Insurance Accounting and Systems Association (IASA), a national association of over 1,300 insurance companies and associate members.

G. Robert Quist has been First Vice President and Secretary of the Company since March 2002. Mr. Quist also served as a director of Southern Security Life Insurance Company since April 1999 and as its First Vice President and Secretary since March 2002. He has also served as First Vice President of Singing Hills Memorial Park since 1996. Mr. Quist has served as Vice President of Memorial Estates since 1982; he began working for Memorial Estates in 1978. Also since 1987, Mr. Quist has served as President and a director of Big Willow Water Company and as Secretary-Treasurer and a director of the Utah Cemetery
Association. From 1987 to 1988, he was a director of Investors Equity Life Insurance Company of Hawaii.

The Board of Directors of the Company has a written procedure, which requires disclosure to the board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or its subsidiaries, or any affiliate thereof has had any transactions with the Company or its subsidiaries during 2003 or 2002.

Each of the directors of the Company are directors of Southern Security Life Insurance Company, which has a class of equity securities registered under the Securities Exchange Act of 1934, as amended. In addition, Scott M. Quist is a regional director of Key Bank of Utah.

All directors of the Company hold office until the next Annual Meeting of Stockholders and until their successors have been elected and qualified.

Pursuant to Item 406 of Regulation S-K under the Securities Exchange Act of 1934, the Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, controller or persons performing similar functions. The Company is still in the process of studying this issue and may adopt a code of ethics in the near future.

Item 11.  Executive Officer Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by George R. Quist, the Company's President and Chief Executive Officer, and all other executive officers (collectively, the "Named Executive Officers") at December 31, 2003 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 2003.

                                                                Summary Compensation Table
                              Annual Compensation                                       Long-Term Compensation
                                                      Other
                                                      Annual     Restricted     Securities      Long-Term   All Other
Name and                                              Compen-     Stock        Underlying      Incentive    Compen-
Principal Position    Year    Salary($)  Bonus($)   sation($)(2)   Awards($)  Options/SARs(#)   Payout($) sation($)(3)
------------------    ----    --------  --------   ------------   ---------  --------------------------- ------------
George R. Quist (1)   2003   $165,600    $50,000     $2,400          0              0              0    $23,273
  Chairman of the     2002    165,600     25,000      2,400          0              0              0     31,186
  Board and Chief     2001    148,737     20,200      2,400          0         50,000              0     37,358
  Executive Officer

Scott M. Quist (1)    2003   $205,400    $60,000     $7,200          0              0              0    $29,531
  President, Chief    2002    179,400     35,000      7,200          0              0              0     24,066
  Operating Officer   2001    152,525     20,000      7,200          0         35,000              0     34,739
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

     (3) The amounts indicated under "All Other Compensation" consist of (a) amounts contributed by the Company into a trust for the benefit of the Named Executive Officers under the Security National Financial Corporation Deferred Compensation Plan (for the years 2003, 2002, and 2001, such amounts were George R. Quist, $18,590, $16,207 and $32,077, respectively; and Scott M. Quist, $23,000, $19,219 and $34,102, respectively); (b) insurance premiums paid by the Company with respect to a group life insurance plan for the benefit of the Named Executive Officers (for the years 2003, 2002 and 2001, such amounts were for George R. Quist $39, $125 and $637, respectively; for Scott M. Quist, $354, $642, and $637, respectively); (c) life insurance premiums paid by the Company for the benefit of the family of George R. Quist ($4,644 for each of the years 2003, 2002 and 2001); Scott M. Quist ($6,177 for the year 2003, $4,205 for the year 2002, $0 for 2001); (d)
          compensation paid for the cashless exercise of 50,000 shares of Company stock exercised by George R. Quist ($10,210) for the year 2002. The amounts under "All Other Compensation" does not include the no interest loan in the amount of $172,000 that the Company made to George R. Quist on April 29, 1998, to exercise stock options. See "Item 13 Certain Relationships and Related Transactions".

The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the Named Executive Officers during the fiscal year ended December 31, 2003, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 2003.




Aggregated  Option/SAR  Exercised  in  Last  Fiscal  Year  and  Fiscal  Year-End
Option/SAR Values:

                                                             Number of
                                                             Securities
                                                             Underlying                                  Value of
                                                             Unexercised                                Unexercised
                                                            Options/SARs                               In-the-Money
                   Shares                                        at                                   Options/SARs at
                 Acquired on                                December 31,                               December 31,
                  Exercise           Value                     2003(#)                                      2003
                                                               -------                                    ------
Name                (#)           Realized         Exercisable          Unexercisable          Exercisable       Unexercisable
----              --------        --------         -----------          -------------          -----------       -------------
George R.
  Quist                -0-   $        -0-             239,505                -0-                 $521,582           $-0-
Scott M.
  Quist             48,099        336,174              73,500                -0-                  134,575            -0-

Retirement Plans

On December 8, 1988, the Company entered into a deferred compensation plan with George R. Quist, the Chairman and Chief Executive officer of the Company. The plan was later amended effective January 2, 2001. Under the terms of the plan as amended, upon the retirement of Mr. Quist, the Company is required to pay him ten annual installments in the amount of $60,000. Retirement is defined in the plan as the earlier or later of age 70, as specified by the Board of Directors. The $60,000 annual payments are to be adjusted for inflation in accordance with the United States Consumer Price Index for each year after January 1, 2002. If Mr. Quist's employment is terminated by reason of disability or death before he reaches retirement age, the Company is to make the ten annual payments to Mr. Quist, in the event of disability, or to his designated beneficiary, in the event of death.

The plan also provides that the Board of Directors may, in its discretion, pay the amounts due under the plan in a single, lump-sum payment. In the event that Mr. Quist dies before the ten annual payments are made, the unpaid balance will continue to be paid to his designated beneficiary. The plan further requires the Company to furnish an automobile for Mr. Quist's use and to pay all reasonable expenses incurred in connection with its use for a ten year period, and to provide Mr. Quist with a hospitalization policy with similar benefits to those provided to him the day before his retirement or disability. However, in the event Mr. Quist's employment with the Company is terminated for any reason other than retirement, death, or disability, the entire amount of deferred compensation payments under the plan shall be forfeited by him.

Employment Agreements

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

On December 4, 2003, the Company, through its subsidiary Security National Mortgage Company, entered into an employment agreement with J. Lynn Beckstead, Jr., President of Security National Mortgage Company. The agreement has a five-year term, but the Company has agreed to renew the agreement on December 4, 2008 and

2013 for additional five-year terms, provided Mr. Beckstead performs his duties with usual and customary care and diligence. Under the terms of the agreement, Mr. Beckstead is to devote his full time to the Company serving as President of Security National Mortgage Company at not less than his current salary and benefits, and to include $350,000 of life insurance protection. In the event of disability, Mr. Beckstead's salary would be continued for up to five years at 50% of its current level. In the event of a sale or merger of the Company, and Mr. Beckstead were not retained in his current position, the Company would be obligated to continue Mr. Beckstead's current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning one month from the date of his retirement and his having obtained the age of 62 1/2, five years following complete disability, or upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs.

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

All persons who have completed at least one year's service with the Company and satisfy other plan requirements are eligible to participate in the 401(k) plan. All Company matching contributions are invested in the Company's Class A Common Stock. The Company's matching contributions for 2003, 2002 and 2001 were approximately $4,493, $7,975 and $18,458, respectively. Also, the Company may contribute at the discretion of the Company's Board of Directors an Employer Profit Sharing Contribution to the 401(k) plan. The Employer Profit Sharing Contribution shall be divided among three different classes of participants in the plan based upon the participant's title in the Company. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. The Company's contributions to the plan for 2003, 2002 and 2001, were $110,081, $142,218 and $260,350, respectively.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the "Ownership Plan") for the benefit of career employees of the Company and its subsidiaries. The following is a description of the Ownership Plan, and is qualified in its entirety by the Ownership Plan, a copy of which is available for inspection at the Company's offices.

Under the Ownership Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the Ownership Plan. Employees become eligible to participate in the Ownership Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,040 hours of service). The Company's contributions under the Ownership Plan are allocated to eligible employees on the same ratio that each eligible employee's compensation bears to total compensation for all eligible employees during each year. To date, the Ownership Plan has approximately 235 participants and had $98,588 contributions payable to the Plan in 2003. Benefits under the Ownership Plan vest as follows: 20% after the third year of eligible service by an employee, an additional 20% in the fourth, fifth, sixth and seventh years of eligible service by an employee.

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

Deferred Compensation Plan

In 2001, the Company's Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Deferred Compensation Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company's Board of Directors. The Company's contribution for 2003, 2002 and 2001 was $95,485, $100,577 and $220,038, respectively.

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

On October 14, 1999, the Company amended the 1993 Plan to increase the number of shares of Class A Common Stock reserved for issuance under the plan from 746,126 Class A shares to 1,046,126 Class A shares. The Plan terminated in 2003.

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

2003 Stock Option Plan

On July 11, 2003, the Company adopted the Security National Financial Corporation 2003 Stock Option Plan (the "2003 Plan"), which reserved 500,000 shares of Class A Common Stock and 1,000,000 shares of Class C Common Stock for issuance thereunder. The 2003 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress.

The 2003 Plan provides for the grant of options and the award or sale of stock to officers, directors, and employees of the Company. Both "incentive stock options", as defined under Section 422A of the Internal Revenue Code of 1986 (the "Code") and "non-qualified options" may be granted under the 2003 Plan.

The 2003 Plan is to be administered by the Board of Directors or by a committee designated by the Board. The terms of options granted or stock awards or sales affected under the 2003 Plan are to be determined by the Board of Directors or its committee. No options may be exercised for a term of more than ten years from the date of the grant. Options intended as incentive stock options may be issued only to employees, and must meet certain conditions imposed by the code, including a requirement that the option exercise price be no less than then fair market value of the option shares on the date of grant. The 2003 Plan provides that the exercise price for non-qualified options will not be less than at least 50% of the fair market value of the stock subject to such option as of the date of grant of such options, as determined by the Company's Board of Directors.

The 2003 Plan has a term of ten years. The Board of Directors may amend or terminate the 2003 Plan at any time, from time to time, subject to approval of certain modifications to the 2003 Plan by the shareholders of the Company as may be required by law or the 2003 Plan.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth security ownership information of the Company's Class A and Class C Common Stock as of March 31, 2004, (i) for persons who own beneficially more than 5% of the Company's outstanding Class A or Class C Common Stock, (ii) each director of the Company, (iii) each of the Company's named executive officers, and (iv) for all executive officers and directors of the Company as a group.

                                                                                                         Class A and
                                                     Class A                      Class C                  Class C
                                                  Common Stock                 Common Stock               Common Stock
                                                   ------------                ------------               ------------
                                          Amount                           Amount                    Amount
Name and Address of                   Beneficially         Percent     Beneficially  Percent     Beneficially        Percent
Beneficial Owner                         Owned            of Class        Owned     of Class        Owned            of Class
-----------------                       -------           --------        -----     --------        -----            --------
George R. Quist (1)(2)(3)(4)(5)
4491 Wander Lane
Salt Lake City, Utah 84124              455,841              8.1%         436,259     6.8%          892,100            7.4%

George R. and Shirley C
Quist Family
  Partnership, Ltd.(6)
4491 Wander Lane
Salt Lake City, Utah 84124              400,263              7.1%       3,195,860    50.0%        3,596,123           29.8%

Employee Stock
  Ownership Plan (7)
5300 S. 360 W., Suite 250
Salt Lake City, Utah 84123              546,344              9.7%       1,479,087    23.1%        2,025,431           16.8%

Scott M. Quist (1)(3)(4)(8)
7 Wanderwood Way
Sandy, Utah 84092                       323,404              5.7%         301,248     4.7%          624,652            5.2%

Associated Investors (9)
5300 S. 360 W. Suite 250
Salt Lake City, Utah 84123               88,379              1.6%         624,391     9.8%          712,770            5.9%




Item 12 - Security Ownership of Certain Beneficial Owners and Management  (Continued)
-------------------------------------------------------------------------
                                                                                                         Class A and
                                                     Class A                      Class C                  Class C
                                                  Common Stock                 Common Stock               Common Stock
                                                   ------------                ------------               ------------
                                          Amount                         Amount                    Amount
Name and Address of                   Beneficially           Percen   Beneficially  Percent     Beneficially        Percent
Beneficial Owner                         Owned             of Class      Owned     of Class        Owned            of Class
-----------------                       -------            --------      -----     --------        -----            --------
G. Robert Quist (10)
4744 Millrace Park Lane
Murray, Utah 84123                      87,903              1.6%        225,391     3.5%          313,294            2.6%

Stephen M. Sill (11)
1595 North Fort Lane
Layton, Utah 84041                      51,929                *           --         --            51,929              *

J. Lynn Beckstead, Jr. (12)
190 Matterhorn Drive
Alpine, Utah 84004                      87,196              1.5%          --         --            87,196              *

Charles L. Crittenden
2334 Fillmore Avenue
Ogden, Utah 84401                        4,589               *            --         --             4,589              *

H. Craig Moody(13)
11892 South Brookglen Drive
Sandy, Utah 84092                        4,358               *            --         --             4,358              *

Norman G. Wilbur (14)
2520 Horseman Drive
Plano, Texas 75025                       4,628               *            --         --             4,628              *

Robert G. Hunter, M.D (1)(3)(15)
2 Ravenwood Lane
Sandy, Utah 84092                        5,899               *            --          *             5,899               *

All directors and executive officers
  (9 persons)(1)(2)(3)(4)             1,426,010            25.2%      4,158,758     65.0%        5,584,768           46.3%

*Less than one percent

(1) Does not include 546,344 shares of Class A Common Stock and 1,479,087 shares of Class C Common Stock owned by the Company's Employee Stock Ownership Plan
(ESOP), of which George R. Quist, Scott M. Quist, and Robert G. Hunter are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

(2) Does not include 88,379 shares of Class A Common Stock and 624,391 shares of Class C Common Stock owned by Associated Investors, a Utah general partnership, of which George R. Quist is the managing partner and, accordingly, exercises voting and investment powers with respect to such shares.

(3) Does not include 192,520 shares of Class A Common Stock owned by the Company's 401(k) Retirement Savings Plan, of which George R. Quist, Scott M. Quist, and Robert G. Hunter are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(4) Does not include 98,765 shares of Class A Common Stock owned by the Company's Deferred Compensation Plan, of which George R. Quist and Scott M. Quist are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(5) Includes options to purchase 239,505 shares of Class A common stock granted to George R. Quist, that are currently exercisable or will become exercisable within 60 days of March 31, 2004.

(6) This stock is owned by the George R. and Shirley C. Quist Family Partnership, Ltd., of which George R. Quist is the general partner.

(7) The trustees of the Employee Stock Ownership Plan (ESOP) are George R. Quist, Scott M. Quist, and Robert G. Hunter, who exercise shared voting and investment powers.

(8) Includes options to purchase 73,500 shares of Class A common stock granted to Scott M. Quist, that are currently exercisable or will become exercisable within 60 days of March 31, 2004.

(9) The managing partner of Associated Investors is George R. Quist, who exercises voting and investment powers.

(10) Includes options to purchase 42,538 shares of Class A common stock granted to G. Robert Quist, that are currently exercisable or will become exercisable within 60 days of March 31, 2004.

(11) Includes options to purchase 10,500 shares of Class A common stock granted to Mr. Sill, that are currently exercisable or will become exercisable within 60 days of March 31, 2004.

(12) Includes options to purchase 27,326 shares of Class A common stock granted to Mr. Beckstead, that are currently exercisable or will become exercisable within 60 days of March 31, 2004.

(13) Includes options to purchase 3,477 shares of Class A common stock granted to Mr. Moody, that are currently exercisable or will become exercisable within 60 days of March 31, 2004.

(14) Includes options to purchase 3,477 shares of Class A common stock granted to Mr. Wilbur, that are currently exercisable or will become exercisable within 60 days of March 31, 2004.

(15) Includes options to purchase 3,477 shares of Class A common stock granted to Mr. Hunter, that are currently exercisable or will become exercisable within 60 days of March 31, 2004.

The Company's officers and directors, as a group, own beneficially approximately 46.3% of the outstanding shares of the Company's Class A and Class C Common Stock.

Item 13.  Certain Relationships and Related Transactions

The Company has made a loan in the amount of $172,000 to George R. Quist, the Company's Chief Executive Officer, without requiring the payment of any interest. The loan was made under a Promissory Note dated April 29, 1998 in order for Mr. Quist to exercise stock options which were granted to him under the 1993 Stock Option Plan. No installment payments are required under the terms of the note, but the note must be paid in full as of December 31, 2007. Mr. Quist has the right to make prepayments on the note at any time. As of March 31, 2004, the outstanding balance of the note was $28,000. The loan was approved by the Company's directors on March 12, 1999, with Mr. Quist abstaining, at a special meeting of the Board of Directors.

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

Item 14.  Principle Accounting Fees and Services

Fees for the 2003 annual audit of the financial statements and employee benefit plans and related quarterly reviews were approximately $256,000. There were $15,000 in other fees during 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)(2) Financial Statements and Schedules

     See "Index to Consolidated Financial Statements and Supplemental Schedules" under Item 8 above.

    (3)  Exhibits

          The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

     3.1    Articles of Restatement of Articles of Incorporation (8)
     3.2    Amended Bylaws (11)
     4.1    Specimen Class A Stock Certificate (1)
     4.2    Specimen Class C Stock Certificate (1)
     4.3 Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
     10.1 Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
     10.2   1993 Stock Option Plan (3)
     10.3   2000 Director Stock Option Plan (5)
     10.4   2003 Stock Option Plan (10)
     10.5   Deferred Compensation Agreement with George R. Quist (2)
     10.6   Employment Agreement with Scott M. Quist (4)
     10.7   Promissory Note with George R. Quist (6)
     10.8   Deferred Compensation Plan (7)
     10.9   Coinsurance Agreement between Security National Life and Acadian (8)
     10.10 Assumption Agreement among Acadian, Acadian Financial Group, Inc., Security National Life and the Company (8)
     10.11 Asset Purchase Agreement between Acadian, Acadian Financial Group, Inc., Security National Life and the Company (8)
     10.12  Promissory Note with Key Bank of Utah (9)
     10.13  Loan and Security Agreement with Key Bank of Utah (9)
     10.14 Stock Purchase and Sale Agreement with Ault Glazer & Co. Investment Management LLC (11)
     10.15 Stock Purchase Agreement with Paramount Security Life Insurance Company (12)
     10.16 Reinsurance Agreement between Security National Life Insurance Company and Guaranty Income Life Insurance Company
     10.17  Employment agreement with J. Lynn Beckstead, Jr.
     10.21  Subsidiaries of the Registrant
     31.1   Certification pursuant to 18 U.S.C. Section 1350, as enacted by
            Section 302 of the Sarbanes-Oxley Act of 2002
     31.2   Certification pursuant to 18 U.S.C. Section 1350, as enacted by
            Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (1) Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
            (2) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
            (3) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994
            (4) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1998
            (5) Incorporated by reference from Schedule 14A Definitive Proxy Statement, filed August 29, 2000, relating to the Company's Annual Meeting of Shareholders
            (6) Incorporated by reference from Annual Report on Form 10-K, as filed on April 16, 2001
            (7) Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
            (8) Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003
            (9) Incorporated by reference from Annual Report on Form 10-K, as filed on April 15, 2003
            (10) Incorporated by reference from Schedule 14A Definitive Proxy Statement, Filed on June 5, 2003, relating to the Company's Annual Meeting of Shareholders
            (11) Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
            (12) Incorporated by reference from Report on Form 8-K, as filed March 30, 2004

    (b) Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     SECURITY NATIONAL FINANCIAL CORPORATION


Dated:  March 30, 2004 By: George R. Quist,
                           ---------------
                           Chairman of the Board and
                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                      TITLE                          DATE

George R. Quist          Chairman of the                  March 30, 2004
                         Board and Chief Executive
                         Officer (Principal
                         Executive Officer)

Scott M. Quist           President, General               March 30, 2004
                         Counsel, Chief
                         Operating Officer
                         and Director                     March 30, 2004

Stephen M. Sill          Vice President,
                         Treasurer and Chief
                         Financial Officer (Principal
                         Financial and Accounting
                         Officer) March 30, 2004

J. Lynn Beckstead, Jr.   Vice President and Director      March 30, 2004

Charles L. Crittenden    Director                         March 30, 2004

H. Craig Moody           Director                         March 30, 2004

Norman G. Wilbur         Director                         March 30, 2004

Robert G. Hunter         Director                         March 30, 2004

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaing disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant to have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectivness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: March 30, 2004

                                     By:   George R. Quist
                                           Chairman of the Board and
                                           Chief Executive Officer

                                  Exhibit 31.2

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                                  AS ENACED BY
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaing disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant to have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectivness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  March 30, 2004

                                   By:   Stephen M. Sill
                                         Vice President, Treasurer and
                                         Chief Financial Officer

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Security National Financial Corporation (the "Company") on Form 10K for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  the information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company.

By:     George R. Quist
        Chief Executive Officer
        March 30, 2004

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Security National Financial Corporation (the "Company") on Form 10K for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:     Stephen M. Sill
        Chief Financial Officer
        March 30, 2004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                          Year Ended December 31, 2003

                     SECURITY NATIONAL FINANCIAL CORPORATION
                           Commission File No. 0-9341

                                 E X H I B I T S

                                  Exhibit Index



Exhibit No.  Document Name

10.16 Reinsurance Agreement between Security National Life Insurance Company and Guaranty Income Life Insurance Company

10.17    Employment Agreement with J. Lynn Beckstead, Jr.

10.21    Subsidiaries of the Registrant

31.1     Certification pursuant to 18 U.S.C. Section 1350, as enacted by
         Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification pursuant to 18 U.S.C. Section 1350, as enacted by
         Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  EXHIBIT 10.21

                        Subsidiaries of Security National
                              Financial Corporation
                              as of March 31, 2004


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

         Security National Funding Company

         Paramount Security Life Insurance Company