Form 10-Q
period 2004-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2004-05-17
CIK 318673

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2004              Commission File Number: 0-9341
--------------------------------              ------------------------------



                     SECURITY NATIONAL FINANCIAL CORPORATION
                            Exact Name of Registrant.



                 UTAH                                    87-0345941
---------------------------------------------    --------------------------
(State or other jurisdiction of                  IRS Identification Number
 incorporation or organization




5300 South 360 West, Salt Lake City, Utah                  84123
-----------------------------------------              ------------
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including Area Code     (801) 264-1060
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

                              YES  X         NO
                                  ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $2.00 par value                5,054,906
-------------------------------------              -------------
         Title of Class                        Number of Shares Outstanding
                                                  as of March 31, 2004


Class C Common Stock, $.20 par value                 6,260,793
------------------------------------               --------------
         Title of Class                        Number of Shares Outstanding
                                                  as of March 31, 2004

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1       Financial Statements                                    Page No.
------                                                               --------

               Consolidated Statement of Earnings - Three months
               ended March 31, 2004 and 2003 (unaudited)................3

               Consolidated Balance Sheet - March 31, 2004, (unaudited)
               and December 31, 2003..................................4-5

               Consolidated Statement of Cash Flows -
               Three months ended March 31, 2004 and 2003
               (unaudited)..............................................6

               Notes to Consolidated Financial Statements............7-10


Item 2      Management's Discussion and Analysis of Financial Condition
             and Results of Operations..............................10-13

Item 3      Quantitative and Qualitative Disclosures about
            Market Risk................................................13
------

Item 4      Controls and Procedures....................................13
------

                           PART II - OTHER INFORMATION

            Other Information.......................................14-16

            Signature Page.............................................17

            Certifications..........................................18-20

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                       Three Months Ended
                                                             March 31,
Revenues:                                              2004            2003
--------                                           ------------    ------------
Insurance premiums and other considerations           $6,396,174     $5,864,427
Net investment income                                  3,556,247      3,920,372
Net mortuary and cemetery sales                        3,056,405      2,584,856
Realized gains on investments and other assets             5,323         --
Mortgage fee income                                   18,068,730     21,755,920
Other                                                    190,038        124,122
                                                    ------------   ------------
   Total revenues                                     31,272,917     34,249,697
                                                    ------------   ------------

Benefits and expenses:
Death benefits                                         3,772,951      3,818,319
Surrenders and other policy benefits                     479,839        605,156
Increase in future policy benefits                     1,868,732      1,416,571
Amortization of deferred policy acquisition costs
   and cost of insurance acquired                      1,199,275        958,895
General and administrative expenses:
   Commissions                                        14,207,056     15,850,637
   Salaries                                            3,581,644      3,222,391
   Other 4,692,879                                     4,620,111
Interest expense                                         365,323        823,468
Cost of goods and services sold
  of the mortuaries and cemeteries                       597,532        560,867
                                                    ------------   ------------
   Total benefits and expenses                        30,765,231     31,876,415
                                                    ------------   ------------

Earnings before income taxes                             507,686      2,373,282
Income tax expense                                      (128,118)      (667,542)
Minority interest (income) loss of subsidiary             22,014        (20,690)
                                                    ------------   ------------
      Net earnings                                      $401,582     $1,685,050
                                                    ============   ============

Net earnings per common share                               $.07           $.32
                                                            ====           ====

   Weighted average outstanding common shares          5,659,501      5,284,966
                                                    ============   ============

Net earnings per common share-assuming dilution             $.07           $.31
                                                            ====           ====

   Weighted average outstanding common shares
      assuming-dilution                                5,819,608      5,498,651
                                                    ============   ============


See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                   March 31, 2004  December 31,
                                                    (Unaudited)      2003
Assets:                                            --------------  ------------
Insurance-related investments:
Fixed maturity securities held
   to maturity, at amortized cost                  $48,283,709      $37,293,989
Fixed maturity securities available
   for sale, at market                              14,275,436       14,270,037
Equity securities available for sale,
   at market                                         4,021,530        3,453,444
Mortgage loans on real estate                       45,293,794       29,914,745
Real estate, net of accumulated
   depreciation and allowances for losses            8,960,356        8,519,680
Policy, student and other loans                     12,036,575       11,753,617
Short-term investments                               4,063,908        2,054,248
                                                 -------------    -------------
      Total insurance-related
         investments                               136,935,308      107,259,760
                                                 -------------    -------------
Restricted assets of cemeteries and mortuaries       4,988,732        4,745,709
                                                 -------------    -------------
Cash                                                10,489,014       19,704,358
                                                 -------------    -------------
Receivables:
   Trade contracts                                  10,180,404        8,600,212
   Mortgage loans sold to investors                 95,467,897      114,788,185
   Receivable from agents                            1,212,345        1,318,958
   Receivable from officers                             30,040           37,540
   Other                                             1,235,752        1,086,523
                                                 -------------    -------------
      Total receivables                            108,126,438      125,831,418
   Allowance for doubtful accounts                  (1,702,294)      (1,706,678)
                                                 -------------    -------------
   Net receivables                                 106,424,144      124,124,740
                                                 -------------    -------------
Policyholder accounts on deposit
   with reinsurer                                    6,791,615        6,795,983
Land and improvements held for sale                  8,382,172        8,387,061
Accrued investment income                            1,504,938        1,142,690
Deferred policy and pre-need acquisition costs      18,034,186       17,202,489
Property, plant and equipment, net                  10,911,684       11,009,416
Cost of insurance acquired                          14,976,979       14,980,763
Excess of cost over net assets
   of acquired subsidiaries                            683,191          683,191
Other                                                  935,072          873,424
                                                 -------------    -------------
      Total assets                                $321,057,035     $316,909,584
                                                 =============    =============






See accompanying notes to consolidated financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)


                                                        March 31, 2004      December 31,
                                                         (Unaudited)          2003
Liabilities:                                            ---------------   -------------
Future life, annuity, and other policy benefits          $221,698,731     $218,793,693
Unearned premium reserve                                    2,095,961        1,945,203
Bank loans payable                                         14,092,531       14,422,670
Notes and contracts payable                                 3,208,994        3,440,694
Deferred pre-need cemetery and funeral
   contracts revenues and estimated future
   cost of pre-need sales                                  10,432,002       10,520,280
Accounts payable                                            1,087,283        1,274,183
Funds held under reinsurance treaties                       1,295,470        1,294,589
Other liabilities and accrued expenses                     12,139,378       11,171,368
Income taxes                                               11,161,244       10,914,845
                                                        -------------    -------------
      Total liabilities                                   277,211,594      273,777,525
                                                        -------------    -------------

Commitments and contingencies                                      --               --
                                                        -------------    -------------

Minority interest                                           3,966,454        3,956,628
                                                        -------------    -------------

Stockholders' Equity:
Common stock:
      Class A: $2.00 par value, authorized 10,000,000
         shares, issued 6,331,424 shares in 2004
         and 6,275,104 shares in 2003                      12,662,848       12,550,208
      Class C: $0.20 par value, authorized 7,500,000
         shares, issued 6,336,129 shares in
         2004 and 6,469,638 shares in 2003                  1,267,226        1,293,927
                                                        -------------    -------------
   Total common stock                                      13,930,074       13,844,135
Additional paid-in capital                                 13,812,892       13,569,582
Accumulated other comprehensive income
  (loss) and other items, net of deferred taxes              (136,072)        (437,973)
Retained earnings                                          15,487,087       15,414,681
Treasury stock at cost (1,276,518 Class A shares and
 75,336 Class C shares in 2004; 1,276,518
 Class A shares and 75,336 Class C
 shares in 2003, held by
 affiliated companies)                                     (3,214,994)      (3,214,994)
                                                        -------------    -------------
Total stockholders' equity                                 39,878,987       39,175,431
                                                        -------------    -------------
   Total liabilities and stockholders' equity            $321,057,035     $316,909,584
                                                        =============    =============



See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Three Months Ended March 31,
                                               2004                    2003
                                               ----                    ----
Cash flows from operating activities:
      Net cash provided by (used in)
      operating activities                      $21,000,620     $(4,971,582)
                                               ------------    ------------

Cash flows from investing activities:
 Securities held to maturity:
      Purchase - fixed maturity securities      (12,026,957)     (5,030,844)
      Calls and maturities - fixed
        maturity securities                       2,579,486       2,287,170
   Securities available for sale:
      Calls and maturities - fixed
         maturity securities                             --         360,000
   Purchases of short-term investments           (8,762,251)     (3,158,367)
   Sales of short-term investments                6,164,882       2,918,507
   Purchases of restricted assets                   (91,594)        (98,963)
   Mortgage, policy, and other loans made       (22,714,986)     (2,023,372)
   Payments received for mortgage,
      real estate, policy, and other loans        7,554,722       3,581,015
   Purchases of property, plant,
      and equipment                                (296,546)       (253,304)
   Purchases of real estate                        (488,312)       (313,750)
   Purchase of subsidiary                          (297,994)             --
   Sale of real estate                                   --         230,085
                                               ------------    ------------

         Net cash (used in) provided by
            investing activities                (28,379,550)     (1,501,823)
                                               ------------    ------------

Cash flows from financing activities:
   Annuity and pre-need contract receipts         1,348,322       1,454,211
   Annuity and pre-need contract withdrawals     (2,544,563)     (2,432,515)
   Repayment of bank loans and notes and
      contracts payable                            (640,173)       (477,780)
   Other                                                 --          25,200
                                               ------------    ------------

      Net cash (used in) provided by
         financing activities                    (1,836,414)     (1,430,884)
                                               ------------    ------------
Net change in cash                               (9,215,344)     (7,904,289)

Cash at beginning of period                      19,704,358      38,199,041
                                               ------------    ------------

Cash at end of period                           $10,489,014     $30,294,752
                                               ============    ============

See accompanying notes to consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           March 31, 2004 (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

2.   Comprehensive Income

For the three months ended March 31, 2004 and 2003, total  comprehensive  income
(loss) amounted to $703,483 and $(300,228), respectively.

3.   Stock-Based Compensation

The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans. Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123. Net earnings for the three months ended March 31, 2004 and 2003 would have been reduced by the following:

                                               Three Months Ended March 31,
                                             2004                      2003
                                            ----                      ----
Net earnings as reported                 $401,582                   $1,685,050
Deduct:  Total stock-based employee
         compensation expense
         determined under fair value
         based method for all awards,
         net of related tax effects        --                         (133,000)
                                         --------                   ----------
Pro forma net earnings                   $401,582                   $1,552,050
                                         ========                   ==========

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           March 31, 2004 (Unaudited)

                             Three Months Ended March 31,
                                    2004    2003
                                    ----    ----
Net earnings per common share:
  Basic - as reported               $.07   $0.32
                                    ====   =====

  Basic - pro forma                 $.07   $0.29
                                    ====   =====

  Diluted - as reported             $.07   $0.31
                                    ====   =====

  Diluted - pro forma               $.07   $0.28
                                    ====   =====

4.  Earnings  Per Share
    The basic and diluted earnings per share amounts were calculated as follows:

                                      Three Months Ended March 31,
                                           2004         2003
                                          ----          ----
Numerator:
      Net income                          $401,582   $1,685,050
                                          ========   ==========
Denominator:
      Denominator for basic earnings per share-
        weighted-average shares          5,659,501    5,284,966
                                        ----------   ----------

      Effect of dilutive securities:
        Employee stock options             158,241      208,961
        Stock appreciation rights            1,866        4,724
                                        ----------   ----------
      Dilutive potential common shares     160,107      213,685
                                        ----------   ----------
      Denominator for diluted earnings
        per share-adjusted weighted-average
        shares and  assumed conversions  5,819,608    5,498,651
                                        ==========   ==========

      Basic earnings per share                $.07         $.32
                                              ====         ====

      Diluted earnings per share              $.07         $.31
                                              ====         ====



            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           March 31, 2004, (Unaudited)

5.  Business Segment
                                        Life             Cemetery/                            Reconciling
                                      Insurance          Mortuary           Mortgage             Items        Consolidated
For the Three Months Ended
March 31, 2004
--------------------------
   Revenues from
      external customers            $  8,357,223        $3,226,386         $19,689,308$           --          $31,272,917

   Intersegment revenues               2,373,013           --                  --              (2,373,013)        --

   Segment profit (loss)
      before income taxes                433,208           347,749            (273,266)            --             507,686

   Identifiable assets               305,088,724        44,736,652          20,357,961        (49,126,302)    321,057,035

For the Three Months Ended
March 31, 2003
--------------------------
   Revenues from
      external customers            $  7,436,122        $2,840,813         $23,972,762 $          --          $34,249,697

   Intersegment revenues               2,273,273          --                  --               (2,273,273)       --

   Segment profit (loss)
      before income taxes               (112,461)          (97,279)          2,583,022                          2,373,282

   Identifiable assets               296,535,351        42,785,025          18,071,543        (44,634,629)    312,757,290


            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           March 31, 2004, (Unaudited)

6. Recent Acquisition

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

Paramount is licensed in the State of Louisiana and is permitted to appoint agents who do not have a full life insurance license. These agents are limited to selling small life insurance policies in the final expense market. The Company believes that with this license it will be able to expand its operations in Louisiana. The Company is planning on servicing Paramount policyholders out of its Jackson, Mississippi office, and has closed the Shreveport office.

7.       Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", and subsequently issued a revision to this Interpretation in December 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies to those variable interest entities considered to be special-purpose entities no later than December 31, 2003. The Interpretation must also be applied to all other variable interest entities no later than March 31, 2004. The adoption of Interpretation No. 46 did not have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------

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

During the three months ended March 31, 2004, Security National Mortgage Company ("SNMC") experienced a decrease in revenue and expenses due to the decrease in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from the borrowers and other secondary fees from third party investors who purchase the loans from SNMC. SNMC primarily sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. SNMC originated and sold 3,291 ($496,307,000) and 4,130 ($600,313,000)
loans, respectively, for the three months ended March 31, 2004 and 2003.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           March 31, 2004, (Unaudited)


Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total revenues decreased by $2,977,000, or 8.7%, to $31,273,000 for the three months ended March 31, 2004, from $34,250,000 for the three months ended March 31, 2003. Contributing to this decrease in total revenues was a $3,687,000 decrease in mortgage fee income, and a $364,000 decrease in net investment income.

Insurance premiums and other considerations increased by $532,000, or 9.1%, to $6,396,000 for the three months ended March 31, 2004, from $5,864,000 for the comparable period in 2003. This increase was primarily due to the additional insurance premiums that were realized on new insurance sales.

Net investment income decreased by $364,000, or 9.3%, to $3,556,000 for the three months ended March 31, 2004, from $3,920,000 for the comparable period in 2003. This decrease was primarily attributable to reduced borrower interest income on fewer mortgage loans originated by Security National Mortgage Company during the quarter.

Net mortuary and cemetery sales increased by $472,000, or 18.2%, to $3,056,000 for the three months ended March 31, 2004, from $2,585,000 for the comparable period in 2003. This increase was primarily due to additional at-need cemetery and mortuary sales.

Mortgage fee income decreased by $3,687,000, or 16.9%, to $18,069,000 for the three months ended March 31, 2004, from $21,756,000 for the comparable period in 2003. This decrease was primarily attributable to a decrease in the number of loan originations during the three months of 2004 due to an increase in interest rates resulting in fewer borrowers refinancing their mortgage loans.

Total benefits and expenses were $30,765,000, or 98.4%, of total revenues for the three months ended March 31, 2004, as compared to $31,876,000, or 93.1%, of total revenues for the comparable period in 2003. The lower margin in 2004 is due to fixed expenses, which did not decrease proportionally with the drop in revenue.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $282,000, or 4.8%, to $6,122,000 for the three months ended March 31, 2004, from $5,840,000 for the comparable period in 2003. This increase was primarily the result of an increase in reserves for policyholders.

Amortization of deferred policy acquisition costs and cost of insurance acquired increased by $240,000, or 25.1%, to $1,199,000 for the three months ended March 31, 2004, from $959,000 for the comparable period in 2003. This increase was primarily due to the additional insurance premiums for the period.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           March 31, 2004, (Unaudited)


General and administrative expenses decreased by $1,211,000, or 5.1%, to $22,482,000 for the three months ended March 31, 2004, from $23,693,000 for the comparable period in 2003. This decrease primarily resulted from a decrease in commissions due to fewer mortgage loan originations having been made by Security National Mortgage Company during the three months of 2003.

Interest expense decreased by $458,000, or 55.6%, to $365,000 for the three months ended March 31, 2004, from $823,000 for the comparable period in 2003. This decrease was primarily due to reduced warehouse lines of credit required for fewer mortgage loan originations by Security National Mortgage Company.

Cost of goods and services sold of the mortuaries and cemeteries increased by $37,000, or 6.5%, to $598,000 for the three months ended March 31, 2004, from $561,000 for the comparable period in 2003. This increase was primarily due to increased costs of funeral products.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehouse mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $62,559,000 as of March 31, 2004, compared to $51,564,000 as of December 31, 2003. This represents 46% and 48% of the total insurance-related investments as of March 31, 2004, and December 31, 2003, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2004 and December 31, 2003, 2% ($1,315,000) and 3 % ($1,739,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           March 31, 2004, (Unaudited)


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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2004, and December 31, 2003, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $57,181,000 as of March 31, 2004, as compared to $57,039,000 as of December 31, 2003. Stockholders' equity as a percent of capitalization increased to 70% as of March 31, 2004, from 69% as of December 31, 2003.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2003 was 8.6% as compared to a rate of 10.7% for 2002. The 2004 lapse rate to date has been approximately the same as 2003.

At March 31, 2004, $27,550,064 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2003.

Item 4.   Controls and Procedures

     (a) Evaluation of disclosure controls and procedures - The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this quarterly report. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

An action was brought against Southern Security Life Insurance Company by National Group Underwriters, Inc. ("NGU") in state court in the State of Texas. The case was removed by the Company to the United States District Court for the Northern District of Texas, Fort Worth Division, with Civil No. 4:01-CV-403-E. An amended complaint was filed on or about July 18, 2001. The amended complaint asserted that NGU had a contract with the Company wherein NGU would submit applications for certain policies of insurance to be issued by the Company. It was alleged that disputes had arisen between NGU and the Company with regard to the calculation and payment of certain commissions as well as certain production bonuses.

NGU alleged that it had been damaged far in excess of the $75,000 minimum jurisdictional limits of the federal court. NGU also sought attorney's fees and costs as well as prejudgment and post judgment interest. A second amended complaint and a third amended complaint, which included a fraud claim, were filed. A motion was filed by the Company to dismiss the third amended complaint, including the fraud claim. The court denied the motion. The Company counterclaimed for what it claimed to be a debit balance owing to it pursuant to the relationship between the parties (the amount subject to reduction as premiums are received). The Company also sought to recover attorney's fees and costs, as well as punitive damages on three of its causes of action in the counterclaim.

Following initial discovery, the federal case was dismissed by stipulation. The matter was refiled in Texas state court, Tarrant County, Case No. 348 195490 02. The claims of the respective parties are essentially the same as those in federal court, which claims include fraudulent inducement relative to entering into a contract, fraud, breach of contract, breach of duty of good faith and fair dealing, attorney's fees and exemplary damages as well as seeking an accounting and contesting the interest charges. Certain discovery has taken place, including depositions, since the filing again in state court and further discovery is in process and is anticipated. The Company filed a motion for partial summary judgment with respect to certain items in the counterclaim, which motion was denied. A trial is presently set for October 2004. The Company intends to vigorously defend the matter as well as prosecute its counterclaim.

The Company is not a party to any other legal proceedings outside the ordinary course of the Company's business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on the Company or its business.

Item 2.        Changes in Securities and Use of Proceeds

               NONE

Item 3.        Defaults Upon Senior Securities

               NONE

Item 4.        Submission of Matters to a Vote of Security Holders

               NONE

Item 5.        Other Information

               NONE

Item 6.        Exhibits and Reports on Form 8-K

 (a)     Exhibits:
3.1. Articles of Restatement of Articles of Incorporation (8) 3.2. Amended Bylaws (11)

      4.1. Specimen Class A Stock Certificate (1) 4.2. Specimen Class C Stock Certificate (1)

     4.3. Specimen Preferred Stock Certificate and Certificate of Designation of preferred Stock (1)

    10.1 Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
    10.2    1993 Stock Option Plan (3)
    10.3    2000 Director Stock Option Plan (5)
    10.4    2003 Stock Option Plan (10)
    10.5    Deferred Compensation Agreement with George R. Quist (2)
    10.6    Employment Agreement with Scott M. Quist. (4)
    10.7    Promissory Note with George R. Quist (6)
    10.8    Deferred Compensation Plan (7)
    10.9    Coinsurance Agreement between Security National Life and Acadian (8)
    10.10 Assumption Agreement among Acadian, Acadian Financial Group, Inc., Security National Life and the Company (8)
    10.11 Asset Purchase Agreement between Acadian, Acadian Financial Group, Inc., Security National Life and the Company (8)
    10.12   Promissory Note with Key Bank of Utah (9)
    10.13   Loan and Security Agreement with Key Bank of Utah (9)
    10.14 Stock Purchase and Sale Agreement with Ault Glazer & Co. Investment Management LLC (11)
    10.15 Stock Purchase Agreement with Paramount Security Life Insurance Company (12)
    10.16 Reinsurance Agreement between Security National Life Insurance Company and Guaranty Income Life Insurance Company (13)
    10.17    Employment agreement with J. Lynn Beckstead, Jr. (13)

31.1 Certification pursuant to 18 U.S.C. Section 1350 as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to 18 U.S.C. Section 1350 as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        (1) Incorporated by reference from Registration Statement on Form
            S-1, as filed on June 29, 1987
        (2) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
        (3) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994
        (4) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1998
        (5) Incorporated by reference from Schedule 14A Definitive Proxy Statement, filed August 29, 2000, relating to the Company's
            Annual Meeting of Shareholders
        (6) Incorporated by reference from Annual Report on Form 10-K, as filed on April 16, 2001
        (7) Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
        (8) Incorporated by reference from Report on Form 8-K-A as filed on January 8, 2003
        (9) Incorporated by reference from Annual Report on Form 10-K, as filed on April 15, 2003
       (10) Incorporated by reference from Schedule 14A Definitive Proxy Statement, Filed on June 5, 2003 relating to the Company's Annual Meeting of Shareholders
       (11) Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003 (12) Incorporated by reference from
            Report on Form 8-K, as filed on March 29, 2004 (13)
            Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004

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


                                   REGISTRANT

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: May 15, 2004                  By:    George R. Quist,
                                            ----------------
                                            Chairman of the Board and Chief
                                            Executive Officer
                                            (Principal Executive Officer)


DATED: May 15, 2004                  By:    Stephen M. Sill
                                            ---------------
                                            Vice President, Treasurer and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) for the registrant to have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period covered in which this report is being prepared;

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

Date: May 15, 2004

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) for the registrant to have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period covered in which this report is being prepared;

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

Date:  May 15, 2004

                                       By:      Stephen M. Sill
                                                Vice President, Treasurer and
                                                Chief Financial Officer

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10Q for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  the information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company.

By:      George R. Quist
         Chief Executive Officer
         May 15, 2004

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10Q for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  the information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company.

By:      Stephen M. Sill
         Chief Financial Officer
         May 15, 2004