Form 10-Q
period 2004-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2004-08-16
CIK 318673

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2004                   Commission File Number: 0-9341
-------------------------------                   ------------------------------



                     SECURITY NATIONAL FINANCIAL CORPORATION
                     ---------------------------------------
                            Exact Name of Registrant.



           UTAH                                               87-0345941
-------------------------------                        -------------------------
(State or other jurisdiction of                        IRS Identification Number
incorporation or organization




5300 South 360 West, Salt Lake City, Utah                       84123
-----------------------------------------                     ---------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including Area Code     (801) 264-1060
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

                              YES  X         NO
                                  ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $2.00 par value                       5,028,062
-------------------------------------         ----------------------------------
         Title of Class                       Number of Shares Outstanding as of
                                              June 30, 2004


Class C Common Stock, $.20 par value                        6,255,879
------------------------------------          ----------------------------------
         Title of Class                       Number of Shares Outstanding as of
                                              June 30, 2004

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1       Financial Statements                                                                   Page No.
------                                                                                              --------
               Consolidated Statement of Earnings - Six and three months ended
               June 30, 2004 and 2003 (unaudited)............................................................3

               Consolidated Balance Sheet - June 30, 2004, (unaudited)
               and December 31, 2003.......................................................................4-5

               Consolidated Statement of Cash Flows -
               Six months ended June 30, 2004 and 2003 (unaudited)...........................................6

               Notes to Consolidated Financial Statements.................................................7-10


Item 2      Management's Discussion and Analysis of Financial Condition
------      and Results of Operations...................................................................11-13

Item 3      Quantitative and Qualitative Disclosures about Market Risk......................................14
------

Item 4      Controls and Procedures.........................................................................15
------

                                                 PART II - OTHER INFORMATION

            Other Information............................................................................15-17

            Signature Page..................................................................................18

            Certifications...............................................................................19-21

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                                        Six Months Ended                     Three Months Ended
                                                                            June 30,                              June 30,
                                                                            --------                              --------
Revenues:                                                             2004             2003                2004             2003
--------                                                              ----             ----                ----             ----
Insurance premiums and other considerations                      $ 12,800,139       $11,590,095      $  6,403,965       $ 5,725,668
Net investment income                                               7,798,307         8,365,540         4,242,060         4,445,168
Net mortuary and cemetery sales                                     5,952,887         5,295,245         2,896,482         2,710,389
Realized gains on investments and other assets                          5,323           --                --               --
Mortgage fee income                                                35,323,455        52,912,149        17,254,725        31,156,229
Other                                                                 430,186           183,425           240,148            59,303
                                                                 ------------       -----------      ------------       -----------
   Total revenues                                                  62,310,297        78,346,454        31,037,380        44,096,757
                                                                 ------------       -----------      ------------       -----------

Benefits and expenses:
----------------------
Death benefits                                                      6,898,118         7,043,060         3,125,167         3,224,741
Surrenders and other policy benefits                                  771,173         1,101,092           291,334           495,936
Increase in future policy benefits                                  4,003,080         2,807,653         2,134,348         1,391,082
Amortization of deferred policy acquisition costs
   and cost of insurance acquired                                   2,764,792         2,268,779         1,565,517         1,309,884
General and administrative expenses:
   Commissions                                                     26,800,161        39,220,239        12,593,105        23,369,602
   Salaries                                                         7,307,930         6,957,688         3,726,286         3,735,297
   Other                                                            9,740,440        10,183,897         5,047,561         5,563,786
Interest expense                                                    1,059,566         1,799,438           694,243           975,970
Cost of goods and services sold
   of the mortuaries and cemeteries                                 1,137,344         1,123,738           539,812           562,871
                                                                 ------------       -----------      ------------       -----------
   Total benefits and expenses                                     60,482,604        72,505,584        29,717,373        40,629,169
                                                                 ------------       -----------      ------------       -----------

Earnings before income taxes                                        1,827,693         5,840,870         1,320,007         3,467,588
Income tax expense                                                   (525,872)       (1,920,227)         (397,754)       (1,252,685)
Minority interest (income) loss of subsidiary                          23,705           (14,406)            1,691             6,284
                                                                 ------------       -----------      ------------       -----------
      Net earnings                                               $  1,325,526       $ 3,906,237      $    923,944       $ 2,221,187
                                                                 ============       ===========      ============       ===========

Net earnings per common share                                    $        .23       $       .74      $        .16       $       .42
                                                                 ============       ===========      ============       ===========
   Weighted average outstanding common shares                       5,656,575         5,301,245         5,662,761         5,317,068
                                                                 ============       ===========      ============       ===========

Net earnings per common share-assuming dilution                  $        .23       $       .71      $        .16       $       .40
                                                                 ============       ===========      ============       ===========
   Weighted average outstanding common shares
      assuming-dilution                                             5,793,655         5,514,930         5,716,048         5,537,942
                                                                 ============       ===========      ============       ===========

See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                  June 30, 2004    December 31,
                                                  (Unaudited)         2003
                                                  ------------     ------------
Assets:
-------
Insurance-related investments:
Fixed maturity securities held
   to maturity, at amortized cost                $  63,025,570   $   37,293,989
Fixed maturity securities available
   for sale, at market                              13,168,905       14,270,037
Equity securities available for sale,
   at market                                         3,845,352        3,453,444
Mortgage loans on real estate                       49,574,318       29,914,745
Real estate, net of accumulated
   depreciation and allowances for losses            9,814,064        8,519,680
Policy, student and other loans                     12,028,867       11,753,617
Short-term investments                               4,157,735        2,054,248
                                                 -------------   --------------
      Total insurance-related
         Investments                               155,614,811      107,259,760
                                                 -------------   --------------
Restricted assets of cemeteries and mortuaries       5,060,808        4,745,709
                                                 -------------   --------------
Cash                                                13,632,731       19,704,358
                                                 -------------   --------------
Receivables:
   Trade contracts                                   7,529,555        8,600,212
   Mortgage loans sold to investors                 73,975,382      114,788,185
   Receivable from agents                            1,268,383        1,318,958
   Receivable from officers                             19,540           37,540
   Other                                             1,552,584        1,086,523
                                                 -------------   --------------
      Total receivables                             84,345,444      125,831,418
   Allowance for doubtful accounts                  (1,705,057)      (1,706,678)
                                                 -------------   --------------
   Net receivables                                  82,640,387      124,124,740
                                                 -------------   --------------
Policyholder accounts on deposit
   with reinsurer                                    6,765,401        6,795,983
Land and improvements held for sale                  8,387,771        8,387,061
Accrued investment income                            1,617,899        1,142,690
Deferred policy and pre-need acquisition costs      18,536,540       17,202,489
Property, plant and equipment, net                  10,809,780       11,009,416
Cost of insurance acquired                          14,669,152       14,980,763
Excess of cost over net assets
   of acquired subsidiaries                            683,191          683,191
Other                                                  896,891          873,424
                                                 -------------   --------------
      Total assets                               $ 319,315,362   $  316,909,584
                                                 =============   ==============



See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)


                                                 June 30, 2004     December 31,
                                                  (Unaudited)         2003
                                                 -------------     ------------

Liabilities:
------------
Future life, annuity, and other policy benefits  $ 222,694,714   $  218,793,693
Unearned premium reserve                             2,140,677        1,945,203
Bank loans payable                                  12,368,301       14,422,670
Notes and contracts payable                          2,970,321        3,440,694
Deferred pre-need cemetery and funeral
   contracts revenues and estimated future
   cost of pre-need sales                           10,469,677       10,520,280
Accounts payable                                     1,181,690        1,274,183
Funds held under reinsurance treaties                1,288,832        1,294,589
Other liabilities and accrued expenses              10,261,903       11,171,368
Income taxes                                        11,489,361       10,914,845
                                                 -------------   --------------
      Total liabilities                            274,865,476      273,777,525
                                                 -------------   --------------

Commitments and contingencies                               --               --
                                                 -------------   --------------

Minority interest                                    3,911,529        3,956,628
                                                 -------------   --------------

Stockholders' Equity:
---------------------
Common stock:
      Class A: $2.00 par value, authorized
         10,000,000 shares, issued 6,332,016
         shares in 2004 and 6,275,104 shares
         in 2003                                    12,664,032       12,550,208
      Class C: $0.20 par value, authorized
         7,500,000 shares, issued 6,331,215
         shares in 2004 and 6,469,638 shares
         in 2003                                     1,266,243        1,293,927
                                                 -------------   --------------
   Total common stock                               13,930,275       13,844,135
Additional paid-in capital                          13,813,305       13,569,582
Accumulated other comprehensive income
      (loss) and other items, net of deferred
      taxes                                           (290,305)        (437,973)
Retained earnings                                   16,410,418       15,414,681
Treasury stock at cost (1,303,954 Class A
     shares and 75,336 Class C shares in 2004;
     1,276,518 Class A shares and 75,336 Class
     C shares in 2003, held by affiliated
     companies)                                     (3,325,336)      (3,214,994)
                                                 -------------   --------------
Total stockholders' equity                          40,538,357       39,175,431
                                                 -------------   --------------
   Total liabilities and stockholders' equity    $ 319,315,362   $  316,909,584
                                                 =============   ==============



See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Six Months Ended June 30,
                                                      2004            2003
                                                      ----            ----
Cash flows from operating activities:
      Net cash provided by (used in)
      operating activities                       $  46,943,004   $  (25,866,840)
                                                 -------------   --------------
Cash flows from investing activities:
   Securities held to maturity:
      Purchase - fixed maturity securities         (29,806,585)      (7,580,086)
      Calls and maturities - fixed
        maturity securities                          5,653,378        5,183,815
   Securities available for sale:
      Calls and maturities - fixed
         maturity securities                           655,000          360,000
   Purchases of equity securities                      --               (51,921)
   Purchases of short-term investments             (20,986,578)     (11,648,133)
   Sales of short-term investments                  18,296,490       13,875,484
   Purchases of restricted assets                     (179,822)          23,975
   Mortgage, policy, and other loans made          (37,985,756)      (7,616,206)
   Payments received for mortgage,
      real estate, policy, and other loans          18,547,403        5,860,877
   Purchases of property, plant,
      and equipment                                   (620,589)        (614,440)
   Purchases of real estate                         (1,655,862)        (673,888)
   Purchase of subsidiary                             (304,042)              --
   Sale of real estate                                 232,444          477,979
                                                 -------------   --------------

         Net cash used in investing activities     (48,154,519)      (2,402,544)
                                                 -------------   --------------

Cash flows from financing activities:
   Annuity and pre-need contract receipts            2,655,402        2,951,308
   Annuity and pre-need contract withdrawals        (5,245,367)      (5,290,214)
   Repayment of bank loans and notes and
      contracts payable                             (2,270,147)      (2,216,333)
   Other                                                    --           17,967
                                                 -------------   --------------

      Net cash used in financing activities         (4,860,112)      (4,537,272)
                                                 -------------   --------------
Net change in cash                                  (6,071,627)     (32,806,656)

Cash at beginning of period                         19,704,358       38,199,041
                                                 -------------   --------------

Cash at end of period                            $  13,632,731   $    5,392,385
                                                 =============   ==============

See accompanying notes to consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            June 30, 2004 (Unaudited)

1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

2.   Comprehensive Income
     --------------------

For the six months ended June 30, 2004 and 2003, total comprehensive income amounted to $1,473,194 and $2,005,805, respectively.

For the three months ended June 30, 2004 and 2003, total comprehensive income amounted to $769,711 and $2,306,033, respectively.

3.   Stock-Based Compensation
     ------------------------

The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans. Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, net earnings for the six months ended June 30, 2004 and 2003 would have been reduced by the following:

                                                     Six Months Ended June 30,
                                                      2004              2003
                                                      ----              ----
Net earnings as reported                            $1,325,526       $3,906,237
Deduct:  Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related
      tax effects                                      --              (133,000)
                                                    ----------       -----------
Pro forma net earnings                              $1,325,526       $3,773,237
                                                    ==========       ===========

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            June 30, 2004 (Unaudited)

                                                     Six Months Ended June 30,
                                                       2004             2003
                                                       ----             ----
      Net earnings per common share:
        Basic - as reported                         $      .23       $      .74
        Basic - pro forma                           $      .23       $      .71
        Diluted - as reported                       $      .23       $      .71
        Diluted - pro forma                         $      .23       $      .68

4.    Earnings Per Share
      ------------------

The basic and diluted earnings per share amounts were calculated as follows:

                                                     Six Months Ended June 30,
                                                       2004              2003
                                                       ----              ----
Numerator:
      Net income                                    $1,325,526       $3,906,237
                                                    ==========       ==========
Denominator:
      Denominator for basic earnings per share-
        weighted-average shares                      5,656,575        5,301,245
                                                    ==========       ==========

      Effect of dilutive securities:
        Employee stock options                         135,496          208,961
        Stock appreciation rights                        1,584            4,724
                                                    ----------       ----------
      Dilutive potential common shares                 137,080          213,930
                                                    ----------       ----------
      Denominator for diluted earnings per
        share-adjusted weighted-average shares
        and assumed conversions                      5,793,655        5,514,247
                                                    ==========       ==========

      Basic earnings per share                      $      .23       $      .74
                                                    ==========       ==========

      Diluted earnings per share                    $      .23       $      .71
                                                    ==========       ==========

                                                    Three Months Ended June 30,
                                                       2004              2003
                                                       ----              ----
Numerator:
      Net income                                    $  923,944       $2,221,187
                                                    ==========       ==========
Denominator:
      Denominator for basic earnings per share-
        weighted-average shares                      5,662,761        5,317,068
                                                    ==========       ==========

      Effect of dilutive securities:
        Employee stock options                          52,007          216,081
        Stock appreciation rights                        1,280            4,793
                                                    ----------       ----------
      Dilutive potential common shares                  53,287          220,874
                                                    ----------       ----------

      Denominator for diluted earnings per
        share-adjusted weighted-average shares
        and assumed conversions                      5,716,048        5,537,942
                                                    ==========       ==========

      Basic earnings per share                      $      .16       $      .42
                                                    ==========       ==========

      Diluted earnings per share                    $      .16       $      .40
                                                    ==========       ==========

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           June 30, 2004, (Unaudited)

5.  Business Segment
    ----------------

                                       Life             Cemetery/                           Reconciling
                                     Insurance          Mortuary            Mortgage           Items         Consolidated
For the Six Months Ended
June 30, 2004
-------------
   Revenues from
      external customers            $ 17,066,002       $ 6,456,006         $38,788,289    $            --    $ 62,310,297

   Intersegment revenues               4,149,885                --             122,084         (4,271,969)             --

   Segment profit (loss)
      before income taxes              1,025,684           522,895             279,114                 --       1,827,693

   Identifiable assets               305,703,959        45,689,540          18,995,687        (51,073,824)    319,315,362

For the Six Months Ended
June 30, 2003
-------------
   Revenues from
      external customers            $ 14,774,646       $ 5,828,578         $57,743,230    $            --    $ 78,346,454

   Intersegment revenues               4,715,862                --                  --         (4,715,862)             --

   Segment profit (loss)
      before income taxes                603,100           (89,628)          5,327,398                 --       5,840,870

   Identifiable assets               304,595,198        43,015,895          24,293,368        (52,165,995)    319,738,466

For the Three Months Ended
June 30, 2004
-------------
   Revenues from
      external customers            $  8,708,779       $ 3,229,620         $19,098,981    $            --    $ 31,037,380

   Intersegment revenues               1,776,872                --              64,780         (1,841,652)             --

   Segment profit (loss)
      before income taxes                592,481           175,146             552,380                 --       1,320,007

For the Three Months Ended
June 30, 2003
-------------
   Revenues from
      external customers            $  7,338,524       $ 2,987,765         $33,770,468    $            --    $ 44,096,757

   Intersegment revenues               2,442,589                --                  --         (2,442,589)             --

   Segment profit                        715,561             7,651           2,744,376                 --       3,467,588


            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           June 30, 2004, (Unaudited)

6. Recent Acquisition
   ------------------

On March 16, 2004, with the approval of the Louisiana Insurance Department, Security National Life Insurance Company purchased all of the outstanding common stock of Paramount Security Life Insurance Company, a Louisiana domiciled company (Paramount) located in Shreveport, Louisiana. As of December 31, 2003, Paramount had 9,383 policies in force and approximately 29 agents. The purchase consideration was $4,397,994 and was effective January 26, 2004. For the year ended December 31, 2003, Paramount had revenues of $614,000 and net income of $76,000. As of December 31, 2003, statutory assets and capital and surplus were $6,073,000 and $4,100,000, respectively.

Paramount is licensed in the State of Louisiana and is permitted to appoint agents who do not have a full life insurance license. These agents are limited to selling small life insurance policies in the final expense market. The Company believes that with this license it will be able to expand its operations in Louisiana. The Company is servicing Paramount policyholders out of its Jackson, Mississippi office, and has closed the Shreveport office.

7. Recent Accounting Pronouncements
   --------------------------------

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

8. Subsequent Event
   ----------------

On July 16, 2004, the Company entered into an employment agreement with Scott M. Quist, its President, General Counsel and Chief Operating Officer. The agreement is effective as of December 4, 2003 and has a five-year term, but the Company has agreed to renew the agreement on December 4, 2008 and 2013 for additional five-year terms, provided Mr. Quist performs his duties with usual and customary care and diligence. Under the terms of the agreement, Mr. Quist is to devote his full time to the Company serving as its President, General Counsel and Chief Operating Officer at not less than his current salary and benefits. The Company also agrees to maintain a group term life insurance policy of not less than $1,000,000 on Mr. Quist's life and a whole life insurance policy in the amount of $500,000 on Mr. Quist's life. In the event of disability, Mr. Quist's salary would be continued for up to five years at 75% of its current level.

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist's current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company accrued $328,000 in fiscal 2003 to cover the present value of anticipated retirement benefits under the employment agreement.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Overview

The Company's operations over the last several years generally reflect three trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies and traditional whole-life products; (ii) emphasis on cemetery and mortuary business; and (iii) capitalizing on historically lower interest rates by originating and refinancing mortgage loans.

During the six months ended June 30, 2004, Security National Mortgage Company ("SNMC") experienced a decrease in revenue and expenses due to the decrease in loan volume of its operations as a result of increased interest rates. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from the borrowers and other secondary fees from third party investors who purchase the loans from SNMC. SNMC primarily sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. SNMC originated and sold 6,551 ($1,016,000,000) and 9,995 ($1,462,000,000) loans, respectively, for the six months ended June 30, 2004 and 2003.

Results of Operations

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Total revenues decreased by $16,036,000, or 20.5%, to $62,310,000 for the six months ended June 30, 2004, from $78,346,000 for the six months ended June 30, 2003. Contributing to this decrease in total revenues was a $17,589,000 decrease in mortgage fee income, and a $567,000 decrease in net investment income.

Insurance premiums and other considerations increased by $1,210,000, or 10.4%, to $12,800,000 for the six months ended June 30, 2004, from $11,590,000 for the comparable period in 2003. This increase was primarily due to the additional insurance premiums that were realized on new insurance sales.

Net investment income decreased by $567,000, or 6.8%, to $7,798,000 for the six months ended June 30, 2004, from $8,365,000 for the comparable period in 2003. This decrease was primarily attributable to reduced borrower interest income on fewer mortgage loans originated by Security National Mortgage Company during the quarter.

Net mortuary and cemetery sales increased by $658,000, or 12.4%, to $5,953,000 for the six months ended June 30, 2004, from $5,295,000 for the comparable period in 2003. This increase was primarily due to additional cemetery and mortuary sales.

Mortgage fee income decreased by $17,589,000, or 33.2%, to $35,323,000 for the six months ended June 30, 2004, from $52,912,000 for the comparable period in 2003. This decrease was primarily attributable to a decrease in the number of loan originations during the six months of 2004 due to an increase in interest rates resulting in fewer borrowers refinancing their mortgage loans.

Total benefits and expenses were $60,483,000, or 97.1% of total revenues for the six months ended June 30, 2004, as compared to $72,506,000 or 92.6% of total revenues for the comparable period in 2003. The lower margin in 2004 is due to fixed expenses, which did not decrease proportionally with the drop in revenue.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $720,000, or 6.6%, to $11,672,000 for the six months ended June 30, 2004, from $10,952,000, for the comparable period in 2003. This increase was primarily the result of an increase in reserves for policyholders.

Amortization of deferred policy acquisition costs and cost of insurance acquired increased by $496,000, or 21.9%, to $2,765,000 for the six months ended June 30, 2004, from $2,269,000, for the comparable period in 2003. This increase was primarily due to the additional insurance premiums for the period.

General and administrative expenses decreased by $12,513,000, or 22.2%, to $43,849,000 for the six months ended June 30, 2004, from $56,362,000, for the comparable period in 2003. This decrease primarily resulted from a decrease in commissions due to fewer mortgage loan originations having been made by Security National Mortgage Company during the six months of 2004.

Interest expense decreased by $739,000, or 41.1%, to $1,060,000 for the six months ended June 30, 2004, from $1,799,000, for the comparable period in 2003. This decrease was primarily due to reduced warehouse lines of credit required for fewer mortgage loan originations by Security National Mortgage Company.

Cost of goods and services sold of the mortuaries and cemeteries increased by $13,000, or 1.2%, to $1,137,000, for the six months ended June 30, 2004, from $1,124,000 for the comparable period in 2003. This increase was primarily due to increased sales.

Second Quarter of 2004 Compared to Second Quarter of 2003

Total revenues decreased by $13,059,000, or 29.6% to $31,037,000 for the three months ended June 30, 2004, from $44,097,000 for the three months ended June 30, 2003. Contributing to this decrease in total revenues was a $13,902,000 decrease in mortgage fee income, and a $203,000 decrease in net investment income.

Insurance premiums and other considerations increased by $678,000, or 11.8%, to $ 6,404,000 for the three months ended June 30, 2004, from $5,726,000 for the comparable period in 2003. This increase was primarily due to the additional insurance premiums that were realized on new insurance sales.

Net investment income decreased by $203,000, or 4.6%, to $4,242,000 for the three months ended June 30, 2004, from $4,445,000 for the comparable period in 2003. This decrease was primarily attributable to reduced borrower interest income on fewer mortgage loans originated by Security National Mortgage Company during the second quarter.

Net mortuary and cemetery sales increased by $186,000, or 6.9%, to $2,896,000 for the three months ended June 30, 2004, from $2,710,000 for the comparable period in 2003. This increase was primarily due to additional cemetery and mortuary sales.

Mortgage fee income decreased by $13,901,000, or 44.6%, to $17,255,000 for the three months ended June 30, 2004, from $31,156,000 for the comparable period in 2003. This decrease was primarily attributable to a decrease in the number of loan originations during the second quarter of 2004 due to an increase in interest rates resulting in fewer borrowers refinancing their mortgage loans.

Total benefits and expenses were $29,717,000, or 95.7% of total revenues for the three months ended June 30 2004, as compared to $40,629,000, or 92.1% of total revenues for the comparable period in 2003. The lower margin in 2004 is due to fixed expenses, which did not decrease proportionally with the drop in revenue.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $439,000, or 8.6%, to $5,551,000 for the three months ended June 30, 2004, from $5,112,000 for the comparable period in 2003. This increase was primarily the result of an increase in reserves for policyholders.

Amortization of deferred policy acquisition costs and cost of insurance acquired increased by $256,000, or 19.5%, to $1,566,000 for the three months ended June 30, 2004, from $1,310,000 for the comparable period in 2003. This increase was primarily due to the additional insurance premiums for the period.

General and administrative expenses decreased by $11,302,000, or 34.6%, to $21,367,000 for the three months ended June 30, 2004, from $32,669,000 for the comparable period in 2003. This decrease primarily resulted from a decrease in commissions due to fewer mortgage loan originations having been made by Security National Mortgage Company during the second quarter of 2004.

Interest expense decreased by $282,000, or 28.9%, to $694,000 for the three months ended June 30, 2004, from $976,000 for the comparable period in 2003. This decrease was primarily due to reduced warehouse lines of credit required for fewer mortgage loan originations by Security National Mortgage Company.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $23,000, or 4.1%, to $540,000 for the three months ended June 30, 2004, from $563,000 for the comparable period in 2003. This decrease was primarily due to the sales mix being greater for cemetery sales than mortuary. Cost of goods sold is lower for cemetery versus mortuary.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $76,194,000 as of June 30, 2004, compared to $51,564,000 as of December 31, 2003. This represents 49% and 48% of the total insurance-related investments as of June 30, 2004, and December 31, 2003, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2004 and December 31, 2003, 1% ($1,316,000) and 3% ($1,739,000) of the
Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2004, and December 31, 2003, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $55,877,000 as of June 30, 2004, as compared to $57,039,000 as of December 31, 2003. Stockholders' equity as a percent of capitalization increased to 73% as of June 30, 2004, from 69% as of December 31, 2003.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2003 was 8.6% as compared to a rate of 10.7% for 2002. The 2004 lapse rate to date has been approximately the same as 2003.

At June 30, 2004, $27,368,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2003.

Item 4.  Controls and Procedures
         -----------------------

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

Following initial discovery, the federal case was dismissed by stipulation. The matter was refiled in Texas state court, Tarrant County, Case No. 348 195490 02. The claims of the respective parties are essentially the same as those in federal court, which claims of NGU (estimated to be $2,133,625 through September 30, 2004) include fraudulent inducement relative to entering into a contract, fraud, breach of contract as to commissions and production bonuses as well as policy fees, certain dues and debits of other agents, attorney's fees and exemplary damages as well as seeking an accounting with the appointment of an auditor and contesting the interest charges. Certain discovery has taken place, including depositions, since the filing again in state court and further discovery is in process and is anticipated. The Company filed a motion for partial summary judgment with respect to certain items in the case, which motion was denied. The Company anticipates filing another motion for partial summary judgment prior to trial. A trial is presently set for October 2004. The Company intends to vigorously defend the matter as well as prosecute its counterclaim.

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

               NONE

Item 5.        Other Information

               NONE

Item 6.        Exhibits and Reports on Form 8-K

 (a)     Exhibits:

      3.1.  Articles of Restatement of Articles of Incorporation (7)
      3.2.  Amended Bylaws (10)
      4.1.  Specimen Class A Stock Certificate (1)

      4.2.  Specimen Class C Stock Certificate (1)
      4.3 Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
      10.1 Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
      10.2  1993 Stock Option Plan (3)
      10.3  2000 Director Stock Option Plan (4)
      10.4  2003 Stock Option Plan (9)
      10.5  Deferred Compensation Agreement with George R. Quist (2)
      10.6  Promissory Note with George R. Quist (5)
      10.7  Deferred Compensation Plan (6)
      10.8  Coinsurance Agreement between Security National Life and Acadian (7)
      10.9 Assumption Agreement among Acadian, Acadian Financial Group, Inc., Security National Life and the Company (7)
      10.10 Asset Purchase Agreement among Acadian, Acadian Financial Group, Inc., Security National Life and the Company (7)
      10.11 Promissory Note with Key Bank of Utah (8)
      10.12 Loan and Security Agreement with Key Bank of Utah (8)
      10.13 Stock Purchase and Sale Agreement with Ault Glazer & Co. Investment Management LLC (10)
      10.14 Stock Purchase Agreement with Paramount Security Life Insurance Company (11)
      10.15 Reinsurance Agreement between Security National Life Insurance Company and Guaranty Income Life Insurance Company (12)
      10.16 Employment agreement with J. Lynn Beckstead, Jr. (12)
      10.17 Employment agreement with Scott M. Quist
      31.1  Certification  pursuant  to 18 U.S.C.  Section  1350 as  enacted  by
            Section 302 of the Sarbanes-Oxley Act of 2002
      31.2  Certification  pursuant  to 18 U.S.C.  Section  1350 as  enacted  by
            Section 302 of the Sarbanes-Oxley Act of 2002
      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------

      (1) Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
      (2) Incorporated by reference from Annual Report on Form 10-K, as filed on June 30, 1989
      (3) Incorporated by reference from Annual Report on Form 10-K, as filed on June 30, 1994
      (4) Incorporated by reference from Schedule 14A Definitive Proxy Statement, filed August 29, 2000, relating to the Company's Annual Meeting of Shareholders
      (5) Incorporated by reference from Annual Report on Form 10-K, as filed on April 16, 2001
      (6) Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
      (7) Incorporated by reference from Report on Form 8-K-A as filed on January 8, 2003
      (8) Incorporated by reference from Annual Report on Form 10-K, as filed on April 15, 2003
      (9) Incorporated by reference from Schedule 14A Definitive Proxy Statement, Filed on June 5, 2003 relating to the Company's Annual Meeting of Shareholders
      (10) Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
      (11) Incorporated by reference from Report on Form 8-K, as filed on March 29, 2004
      (12) Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004

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


                                   REGISTRANT

                     SECURITY NATIONAL FINANCIAL CORPORATION
                     ---------------------------------------
                                   Registrant



DATED: August 13, 2004                   By:    /s/George R. Quist
                                                -------------------------------
                                                George R. Quist
                                                Chairman of the Board and Chief
                                                Executive Officer
                                                (Principal Executive Officer)


DATED: August 13, 2004                   By:    /s/Stephen M. Sill
                                                -------------------------------
                                                Stephen M. Sill
                                                Vice President, Treasurer and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)