Form 10-Q
period 2004-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2004-11-15
CIK 318673

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2004            Commission File Number: 0-9341
------------------------------------            ------------------------------



                     SECURITY NATIONAL FINANCIAL CORPORATION
                            Exact Name of Registrant.



        UTAH                                             87-0345941
---------------------------                          ---------------
(State or other jurisdiction of                 IRS Identification Number
 incorporation or organization




5300 South 360 West, Salt Lake City, Utah                  84123
-----------------------------------------               -----------
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including Area Code     (801) 264-1060
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

                              YES  X         NO
                                  ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $2.00 par value                   5,119,986
-------------------------------------           ----------------------
         Title of Class                         Number of Shares Outstanding as
                                                of September 30, 2004


Class C Common Stock, $.20 par value                    6,254,028
------------------------------------           --------------------------
         Title of Class                        Number of Shares Outstanding as
                                               of September 30, 2004



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1   Financial Statements                                      Page No.
------                                                             --------

         Consolidated Statement of Earnings - Nine and three months ended September 30, 2004 and 2003 (unaudited).................3

         Consolidated Balance Sheet - September 30, 2004,
         (unaudited)and December 31, 2003............................4-5

         Consolidated Statement of Cash Flows -
         Nine months ended September 30, 2004 and 2003 (unaudited).....6

         Notes to Consolidated Financial Statements.................7-11


Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................11-14

Item 3   Quantitative and Qualitative Disclosures about
         Market Risk..................................................15
------

Item 4   Controls and Procedures......................................15
------

                           PART II - OTHER INFORMATION

            Other Information......................................15-19

            Signature Page............................................20

            Certifications.........................................21-23



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                                     Nine Months Ended                  Three Months Ended
                                                                        September 30,                     September 30,
Revenues:                                                             2004           2003              2004            2003
--------                                                              ----           ----              ----            ----
Insurance premiums and other considerations                      $19,316,466      $17,342,353       $6,516,327      $5,752,258
Net investment income                                             11,895,451       13,630,206        4,097,144       5,264,666
Net mortuary and cemetery sales                                    8,862,139        8,026,021        2,909,252       2,730,776
Realized gains (losses) on investments and other assets              147,563           (2,207)         142,240          (2,207)
Mortgage fee income                                               48,231,477       76,979,168       12,908,022      24,067,019
Other                                                                555,003          245,893          124,817          62,468
                                                               -------------    -------------    -------------   -------------
   Total revenues                                                 89,008,099      116,221,434       26,697,802      37,874,980
                                                               -------------    -------------    -------------   -------------

Benefits and expenses:
Death benefits                                                    10,025,473        9,768,115        3,127,355       2,725,055
Surrenders and other policy benefits                               1,049,526        1,573,695          278,353         472,603
Increase in future policy benefits                                 6,258,223        4,921,318        2,255,143       2,113,665
Amortization of deferred policy acquisition costs
   and cost of insurance acquired                                  3,403,664        3,341,614          733,774       1,345,551
General and administrative expenses:
   Commissions                                                    37,476,010       55,514,827       10,912,403      16,170,691
   Salaries                                                       10,930,883       10,579,874        3,404,155       3,473,367
   Other 14,370,675                                               16,260,512        4,517,577        6,076,615
Interest expense                                                   1,538,829        3,130,982          479,263       1,331,544
Cost of goods and services sold
   of the mortuaries and cemeteries                                1,750,055        1,699,005          612,711         575,267
                                                               -------------    -------------    -------------   -------------
   Total benefits and expenses                                    86,803,338      106,789,942       26,320,734      34,284,358
                                                               -------------    -------------    -------------   -------------

Earnings before income taxes                                       2,204,761        9,431,492          377,068       3,590,622
Income tax (expense) benefit                                        (492,324)      (3,065,751)          33,548      (1,145,524)
Minority interest in loss of subsidiary                               63,400           17,219           39,695          31,625
                                                               -------------    -------------    -------------   -------------
      Net earnings                                                $1,775,837       $6,382,960         $450,311      $2,476,723
                                                               =============    =============    =============   =============

Net earnings per common share                                          $0.31            $1.24            $0.08            $.49
                                                               =============    =============    =============   =============
   Weighted average outstanding common shares                      5,686,157        5,165,311        5,714,812       5,034,832
                                                               =============    =============    =============   =============

Net earnings per common share-assuming dilution                        $0.31            $1.19            $0.08            $.47
                                                               =============    =============    =============   =============
   Weighted average outstanding common shares
      assuming-dilution                                            5,799,244        5,378,996        5,715,207       5,252,132
                                                               =============    =============    =============   =============
See accompanying notes to consolidated financial statements

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                              September 30, 2004   December 31,
                                                 (Unaudited)          2003
                                              ------------------   ------------
Assets:
-------
Insurance-related investments:
Fixed maturity securities held
   to maturity, at amortized cost                  $68,168,717      $37,293,989
Fixed maturity securities available
   for sale, at market                              11,198,062       14,270,037
Equity securities available for sale,
   at market                                         3,815,068        3,453,444
Mortgage loans on real estate                       51,781,027       29,914,745
Real estate, net of accumulated
   depreciation and allowances for losses            9,905,672        8,519,680
Policy, student and other loans                     12,751,301       11,753,617
Short-term investments                               4,091,929        2,054,248
                                                 -------------    -------------
      Total insurance-related
         Investments                               161,711,776      107,259,760
                                                 -------------    -------------
Restricted assets of cemeteries and mortuaries       5,137,498        4,745,709
                                                 -------------    -------------
Cash                                                 9,758,999       19,704,358
                                                 -------------    -------------
Receivables:
   Trade contracts                                   7,806,017        8,600,212
   Mortgage loans sold to investors                 70,189,476      114,788,185
   Receivable from agents                            1,418,564        1,318,958
   Receivable from officers                             10,540           37,540
   Other                                             1,747,776        1,086,523
                                                 -------------    -------------
      Total receivables                             81,172,373      125,831,418
   Allowance for doubtful accounts                  (1,711,379)      (1,706,678)
                                                 -------------    -------------
   Net receivables                                  79,460,994      124,124,740
                                                 -------------    -------------
Policyholder accounts on deposit
   with reinsurer                                    6,711,325        6,795,983
Land and improvements held for sale                  8,341,719        8,387,061
Accrued investment income                            1,950,404        1,142,690
Deferred policy and pre-need acquisition costs      19,174,705       17,202,489
Property, plant and equipment, net                  10,730,299       11,009,416
Cost of insurance acquired                          14,361,324       14,980,763
Excess of cost over net assets
   of acquired subsidiaries                            683,191          683,191
Other                                                  978,658          873,424
                                                 -------------    -------------
      Total assets                                $319,000,892     $316,909,584
                                                 =============    =============






See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)


                                                 September 30, 2004 December 31,
                                                   (Unaudited)         2003
Liabilities:
Future life, annuity, and other policy benefits   $223,838,182     $218,793,693
Unearned premium reserve                             2,190,698        1,945,203
Bank loans payable                                  11,034,389       14,422,670
Notes and contracts payable                          2,802,624        3,440,694
Deferred pre-need cemetery and funeral
   contracts revenues and estimated future
   cost of pre-need sales                           10,535,536       10,520,280
Accounts payable                                       908,387        1,274,183
Funds held under reinsurance treaties                1,213,167        1,294,589
Other liabilities and accrued expenses              10,125,667       11,171,368
Income taxes                                        11,206,345       10,914,845
                                                 -------------    -------------
      Total liabilities                            273,854,995      273,777,525
                                                 -------------    -------------

Commitments and contingencies                          --               --
                                                 -------------    -------------

Minority interest                                    3,871,786        3,956,628
                                                 -------------    -------------

Stockholders' Equity:
Common stock:
      Class A: $2.00 par value, authorized 10,000,000
         shares, issued 6,332,202 shares in 2004
         and 6,275,014 shares in 2003               12,664,404       12,550,208
      Class C: $0.20 par value, authorized
         7,500,000 shares, issued 6,329,364
         shares in 2004 and 6,469,638 shares
         in 2003                                     1,265,873        1,293,927
                                                 -------------    -------------
   Total common stock                               13,930,277       13,844,135
Additional paid-in capital                          13,813,303       13,569,582
Accumulated other comprehensive income
      (loss) and other items, net of deferred taxes  (225,503)        (437,973)
Retained earnings                                   6,860,729       15,414,681
Treasury stock at cost 1,212,216 Class A shares and
   75,336 Class C shares in 2004; 1,276,518
 Class A shares and 75,336 Class C
   shares in 2003, held by
   affiliated companies)                           (3,104,695)      (3,214,994)
                                                -------------    -------------
Total stockholders' equity                         41,274,111       39,175,431
                                                -------------    -------------
   Total liabilities and stockholders' equity    $319,000,892     $316,909,584
                                                =============    =============



See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Nine Months Ended September 30,
                                                    2004             2003
                                                    ----             ----
Cash flows from operating activities:
      Net cash provided by operating activities    $52,172,785      $4,097,189
                                                  ------------    ------------

Cash flows from investing activities:
 Securities held to maturity:
      Purchase - fixed maturity securities         (35,298,358)     (8,080,087)
      Calls and maturities - fixed
        maturity securities                          6,013,487       7,607,038
   Securities available for sale:
      Calls and maturities - fixed
         maturity securities                                --         360,000
   Sales (purchases) of equity securities            2,662,122         (51,921)
   Purchases of short-term investments             (27,167,000)    (15,608,535)
   Sales of short-term investments                  24,542,798      16,661,402
   Sales (purchases) of restricted assets             (231,902)         41,009
   Mortgage, policy, and other loans made          (50,980,016)    (17,258,017)
   Payments received for mortgage,
      real estate, policy, and other loans          28,538,130      12,861,203
   Purchases of property, plant,
      and equipment                                   (926,685)     (1,215,617)
   Purchases of real estate                         (1,830,045)     (1,012,284)
   Purchase of subsidiary                             (304,042)             --
   Sale of real estate                                 238,502       1,230,802
                                                  ------------    ------------
      Net cash used in investing activities        (54,743,089)     (4,465,007)
                                                  ------------    ------------

Cash flows from financing activities:
   Annuity and pre-need contract receipts            3,898,324       4,422,489
   Annuity and pre-need contract withdrawals        (7,532,453)     (8,061,431)
   Repayment of bank loans and notes and
      contracts payable                             (3,851,225)     (3,174,736)
   Stock options exercised                                  --          25,200
   Sale (Purchase) of Treasury Stock                   110,299        (748,468)
                                                  ------------    ------------
      Net cash used in financing activities         (7,375,055)     (7,536,946)
                                                  ------------    ------------

Net change in cash                                  (9,945,359)     (7,904,764)

Cash at beginning of period                         19,704,358      38,199,041
                                                  ------------    ------------

Cash at end of period                               $9,758,999     $30,294,277
                                                  ============    ============

See accompanying notes to consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         September 30, 2004 (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K (file number 0-9341).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The estimates susceptible to significant change are those used in determining future policy benefits and claims, valuation allowances for mortgage loans on real estate, the estimated future costs for pre-need sales, deferred acquisition costs, costs of insurance acquired and unearned revenue. Although variability is inherent in these estimates, management believes the amounts provided are fairly stated in all material respects.

2.   Comprehensive Income

For the nine months ended September 30, 2004 and 2003, total comprehensive income amounted to $1,988,307 and $4,753,124, respectively.

For the three months ended September 30, 2004 and 2003, total comprehensive income amounted to $515,113 and $2,747,319, respectively.

3.   Stock-Based Compensation

The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans. Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, net earnings for the nine months ended September 30, 2004 and 2003 would have been reduced by the following:

                                              Nine Months Ended September 30,
                                             2004                       2003
                                             ----                       ----
Net earnings as reported                 $1,775,837                 $6,382,960
Deduct:  Total stock-based employee
         compensation expense determined
         under fair value based method
         for all awards, net of related
         tax effects                       --                        (133,000)
                                       -------------              -----------
Pro forma net earnings                    $1,775,837               $6,249,960
                                          ==========               ==========

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         September 30, 2004 (Unaudited)

                                            Nine Months Ended September 30,
                                            2004                       2003
                                            ----                       ----
      Net earnings per common share:
        Basic - as reported                $0.31                      $1.24
        Basic - pro forma                  $0.31                      $1.21
        Diluted - as reported              $0.31                      $1.19
        Diluted - pro forma                $0.31                      $1.16

4.    Earnings Per Share
     The basic and diluted earnings per share amounts were calculated as follows:

                                            Nine Months Ended September 30,
                                            2004                      2003
                                            ----                      ----
Numerator:
      Net income                        $1,775,837                $6,382,960
                                        ==========                ==========
Denominator:
      Denominator for basic earnings per share-
        weighted-average shares          5,686,157                 5,165,311
                                      ------------               -----------

      Effect of dilutive securities:
        Employee stock options             111,590                   208,961
        Stock appreciation rights            1,497                     4,724
                                     -------------             -------------
      Dilutive potential common shares     113,087                   213,685
                                      ------------             -------------
      Denominator for diluted earnings
        per share-adjusted weighted-
        average shares and  assumed
        conversions                      5,799,244                 5,378,996
                                       ===========               ===========

      Basic earnings per share               $0.31                     $1.24
                                             =====                     =====

      Diluted earnings per share             $0.31                     $1.19
                                             =====                     =====

                                           Three Months Ended September 30,
                                          2004                         2003
                                          ----                         ----
Numerator:
      Net income                           $450,311               $2,476,723
                                           ========               ==========
Denominator:
      Denominator for basic earnings per
       share-weighted-average shares      5,714,812               5,034,832
                                         ----------              ----------

      Effect of dilutive securities:
        Employee stock options               --                     212,541
        Stock appreciation rights              395                    4,759
                                          --------               ----------
      Dilutive potential common shares         395                  217,300
                                          --------               ----------

      Denominator for diluted earnings per
        share-adjusted weighted-average
        shares and assumed conversions   5,715,207                5,252,132
                                        ==========               ==========

      Basic earnings per share                $.08                    $.49
                                             =====                   =====

      Diluted earnings per share              $.08                    $.47
                                             =====                    ====




            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         September 30, 2004 (Unaudited)

5.  Business Segment
                                        Life             Cemetery/                            Reconciling
                                      Insurance          Mortuary           Mortgage             Items        Consolidated
For the Nine Months Ended
September 30, 2004
   Revenues from
      external sources               $25,885,019       $ 9,628,455         $53,494,625$           --         $ 89,008,099

   Intersegment revenues               6,128,267            38,336             191,158         (6,357,761)        --

   Segment profit (loss)
      before income taxes              1,621,209           695,290            (111,738)           --            2,204,761

   Identifiable assets               306,437,782        46,140,543          18,258,337        (51,835,770)    319,000,892

For the Nine Months Ended
September 30, 2003
   Revenues from
      external sources              $ 22,137,919       $ 8,880,150         $85,203,365$          --          $116,221,434

   Intersegment revenues               7,379,515         --                  --                (7,379,515)     --

   Segment profit (loss)
      before income taxes              1,114,422           135,785           8,181,285           --             9,431,492

   Identifiable assets               296,676,591        43,828,908          19,512,932        (43,819,867)    316,198,564

For the Three Months Ended
September 30, 2004
   Revenues from
      external sources              $  8,819,017       $ 3,172,449         $14,706,336$            --        $ 26,697,802

   Intersegment revenues               1,866,654            38,336              69,074         (1,974,064)        --

   Segment profit (loss)
      before income taxes                595,525           172,395            (390,852)           --              377,068

For the Three Months Ended
September 30, 2003
   Revenues from
      external sources              $  7,363,273       $ 3,051,572         $27,460,135 $         --          $ 37,874,980

   Intersegment revenues               2,675,710         --                 --                 (2,675,710)      --

   Segment profit before
      Income taxes                       511,322           225,413           2,853,887            --            3,590,622

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         September 30, 2004 (Unaudited)

6. Recent Acquisition

On March 16, 2004, with the approval of the Louisiana Insurance Department, Security National Life Insurance Company purchased all of the outstanding common stock of Paramount Security Life Insurance Company, a Louisiana domiciled company (Paramount) located in Shreveport, Louisiana. As of December 31, 2003, Paramount had 9,383 policies in force and approximately 29 agents. The purchase consideration was $4,397,994 and was effective January 26, 2004. For the year ended December 31, 2003, Paramount had revenues of $614,000 and net income of $76,000. As of December 31, 2003, statutory assets and capital and surplus were $6,073,000 and $4,100,000, respectively. For the nine months ended September 30, 2004, Paramount had revenues of $414,000 and net income of $97,000. As of September 30, 2004, statutory assets and capital and surplus were $3,146,000 and $1,201,000, respectively.

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

8.       Agreement and Plan of Reorganization

On August 25, 2004, the Company through its wholly-owned subsidiary, Security National Life Insurance Company, entered into an Agreement and Plan of Reorganization with Southern Security Life Insurance Company and SSLIC Holding Company, a wholly-owned subsidiary of Security National Life Insurance Company. Upon completion of the proposed Agreement and Plan of Reorganization, SSLIC Holding Company will be merged with and into Southern Security Life Insurance Company which merger, if consummated, would result in (i) Southern Security Life Insurance Company becoming a wholly-owned subsidiary of Security National Life Insurance Company and (ii) the Company's unaffiliated stockholders of Southern Security Life Insurance Company becoming entitled to receive $3.84 in cash for each issued and outstanding share of Southern Security Life Insurance Company 's common stock. The Agreement and Plan of Reorganization was unanimously approved by all of the directors of the Company.

If the proposed merger is completed, the separate existence of SSLIC Holding Company will cease as Southern Security Life Insurance Company will be the surviving corporation in the merger and will continue to be governed by the laws of the State of Florida, and the separate corporate existence of Southern Security Life Insurance Company will continue unaffected by the merger. The shares of common stock owned by Southern Security Life Insurance Company unaffiliated stockholders immediately prior to the effective time of the merger will be exchanged for cash.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         September 30, 2004 (Unaudited)

The total amount of cash to be paid by Security National Life Insurance Company to the unaffiliated holders of Southern Security Life Insurance Company's common stock, holding an aggregate of 490,816 shares of Southern Security Life Insurance Company's common stock, pro rata to their respective share ownership, will be $3.84 per share of common stock, or an aggregate of $1,884,733. The 490,816 shares of Southern Security Life Insurance Company's common stock that Security National Life Insurance Company has agreed to purchase from the unaffiliated stockholders of Southern Security Life Insurance Company represent 23.3% of Southern Security Life Insurance Company's outstanding common shares, or all of the outstanding shares. The unaffiliated stockholders do not include Security National Life Insurance Company and SSLIC Holding Company. Security National Life Insurance Company and SSLIC Holding Company own 76.7% of Southern Security Life Insurance Company's outstanding common shares.

If the merger is completed, each share of Southern Security Life Insurance Company's common stock held by the unaffiliated stockholders prior to the effective time of the merger will, by virtue of the merger and without any action on the part of the stockholder thereof, automatically be canceled and converted into the right to receive cash in the amount equal to $3.84 per share. In addition, each unaffiliated holder of Southern Security Life Insurance Company's common shares immediately prior to the effective time of the merger will, by virtue of the merger and without any action on the part of such stockholder, cease being a stockholder of Southern Security Life Insurance
Company and automatically receive cash in an amount equal to the number of shares of common stock held of record by such stockholder at such time multiplied by $3.84 per share.

The obligations of Security National Life Insurance Company, SSLIC Holding and Southern Security Life Insurance Company to complete the proposed merger are subject to the satisfaction of certain conditions, including (i) the approval and adoption of the Agreement and Plan of Reorganization by Southern Security Life Insurance Company's stockholders; (ii) all authorizations, consents, orders or approvals of the insurance departments of the states of Florida and Utah shall have been obtained; and (iii) on the closing date the dissenting shares of Southern Security Life Insurance Company's common stock shall not exceed 10% of the outstanding common shares of Southern Security Life Insurance Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

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

During the nine months ended September 30, 2004, Security National Mortgage Company ("SNMC") experienced a decrease in revenue and expenses due to the decrease in loan volume of its operations as a result of increased interest rates. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration
(FHA),  a department  of the U.S.  Department  of Housing and Urban  Development
(HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from the borrowers and other secondary fees from third party investors who purchase the loans from SNMC. SNMC primarily sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. SNMC originated and sold 8,790 ($1,368,134,000) and 14,487 ($2,125,995,000) loans, respectively, for the nine months ended September 30, 2004 and 2003.

Results of Operations

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Total revenues decreased by $27,213,000, or 23.4%, to $89,008,000 for the nine months ended September 30, 2004, from $116,221,000 for the nine months ended September 30, 2003. Contributing to this decrease in total revenues was a $28,748,000 reduction in mortgage fee income and a $1,735,000 reduction in net investment income.

Insurance premiums and other considerations increased by $1,974,000, or 11.4%, to $19,316,000 for the nine months ended September 30, 2004, from $17,342,000 for the comparable period in 2003. This increase was primarily due to the additional insurance premiums that were realized on new insurance sales and including premiums from policies acquired from Paramount Security Life Insurance Company.

Net investment income decreased by $1,735,000 or 12.7%, to $11,895,000 for the nine months ended September 30, 2004, from $13,630,000 for the comparable period in 2003. This decrease was primarily attributable to reduced borrower interest income on fewer mortgage loans originated by Security National Mortgage Company during the nine months ended September 30, 2004.

Net mortuary and cemetery sales increased by $836,000, or 10.4%, to $8,862,000 for the nine months ended September 30, 2004, from $8,026,000 for the comparable period in 2003. This increase was primarily due to additional cemetery and mortuary sales during the nine months ended September 30, 2004.

Mortgage fee income decreased by $28,748,000, or 37.3%, to $48,231,000 for the nine months ended September 30, 2004, from $76,979,000 for the comparable period in 2003. This decrease was primarily attributable to a decrease in the number of loan originations during the nine months ended September 30, 2004, due to an increase in interest rates resulting in fewer borrowers refinancing their mortgage loans.

Total benefits and expenses were $86,803,000, or 97.5% of total revenues, for the nine months ended September 30, 2004, as compared to $106,790,000, or 91.9% of total revenues, for the comparable period in 2003. The lower margin in 2004 is due to fixed expenses, which did not decrease proportionally with the reduction in revenue.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $1,070,000, or 6.6%, to $17,333,000 for the nine months ended September 30, 2004, from $16,263,000, for the comparable period in 2003. This increase was primarily the result of an increase in reserves for policyholders.

Amortization of deferred policy acquisition costs and cost of insurance acquired increased by $62,000, or 1.8%, to $3,404,000 for the nine months ended September 30, 2004, from $3,342,000, for the comparable period in 2003. This increase in amortized expenses was in line with actuarial assumptions.

General and administrative expenses decreased by $19,577,000, or 23.8%, to $62,778,000 for the nine months ended September 30, 2004, from $82,355,000 for the comparable period in 2003. This decrease primarily resulted from a reduction in commissions due to fewer mortgage loan originations having been made by Security National Mortgage Company during the nine months ended September 30, 2004.

Interest expense decreased by $1,592,000, or 50.9%, to $1,539,000 for the nine months ended September 30, 2004, from $3,131,000, for the comparable period in 2003. This decrease was primarily due to reduced warehouse lines of credit required for fewer mortgage loan originations by Security National Mortgage Company during the nine months ended September 30, 2004.

Cost of goods and services sold of the mortuaries and cemeteries increased by $51,000, or 3.0%, to $1,750,000, for the nine months ended September 30, 2004, from $1,699,000 for the comparable period in 2003. This increase was in line with increased sales for the nine months ended September 30, 2004.

Third Quarter of 2004 Compared to Third Quarter of 2003

Total revenues decreased by $11,177,000, or 29.5%, to $26,698,000 for the three months ended September 30, 2004, from $37,875,000 for the three months ended September 30, 2003. Contributing to this decrease in total revenues was an $11,159,000 decrease in mortgage fee income and a $1,168,000 decrease in net investment income.

Insurance premiums and other considerations increased by $764,000, or 13.3%, to $6,516,000 for the three months ended September 30, 2004, from $5,752,000 for the comparable period in 2003. This increase was primarily due to the additional insurance premiums that were realized on new insurance sales and including premiums from policies acquired from Paramount Security Life Insurance Company.

Net investment income decreased by $1,168,000, or 22.2%, to $4,097,000 for the three months ended September 30, 2004, from $5,265,000 for the comparable period in 2003. This decrease was primarily attributable to reduced borrower interest income on fewer mortgage loans originated by Security National Mortgage Company during the third quarter of 2004.

Net mortuary and cemetery sales increased by $178,000, or 6.5%, to $2,909,000 for the three months ended September 30, 2004, from $2,731,000 for the comparable period in 2003. This increase was primarily due to additional cemetery and mortuary sales.

Mortgage fee income decreased by $11,159,000, or 46.4%, to $12,908,000 for the three months ended September 30, 2004, from $24,067,000 for the comparable period in 2003. This decrease was primarily attributable to a decrease in the number of loan originations during the third quarter of 2004 due to an increase in interest rates resulting in fewer borrowers refinancing their mortgage loans.

Total benefits and expenses were $26,321,000, or 98.6% of total revenues for the three months ended September 30 2004, as compared to $34,284,000, or 90.5% of total revenues for the comparable period in 2003. The lower margin in 2004 is due to fixed expenses, which did not decrease proportionally with the reduction in revenue.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $350,000, or 6.6%, to $5,661,000 for the three months ended September 30, 2004, from $5,311,000 for the comparable period in 2003. This increase was primarily the result of an increase in reserves for policyholders.

Amortization of deferred policy acquisition costs and cost of insurance acquired decreased by $612,000, or 45.5%, to $734,000 for the three months ended September 30, 2004, from $1,346,000 for the comparable period in 2003. This decrease was in line with actuarial assumptions.

General and administrative expenses decreased by $6,887,000, or 26.8%, to $18,834,000 for the three months ended September 30, 2004, from $25,721,000 for the comparable period in 2003. This decrease primarily resulted from a reduction in commissions due to fewer mortgage loan originations having been made by Security National Mortgage Company during the third quarter of 2004.

Interest expense decreased by $852,000, or 64.0%, to $479,000 for the three months ended September 30, 2004, from $1,331,000 for the comparable period in 2003. This decrease was primarily due to reduced warehouse lines of credit required for fewer mortgage loan originations by Security National Mortgage Company.

Cost of goods and services sold of the mortuaries and cemeteries increased by $37,000, or 6.5%, to $613,000 for the three months ended September 30, 2004, from $575,000 for the comparable period in 2003. This increase was in line with increased sales during the third quarter of 2004.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $79,367,000, as of September 30, 2004, compared to $51,564,000 as of December 31, 2003. This represents 49% and 48% of the total insurance-related investments as of September 30, 2004, and December 31, 2003, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At September 30, 2004 and December 31, 2003, 2% ($1,464,000) and 3% ($1,739,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2004, and December 31, 2003, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $55,111,000 as of September 30, 2004, as compared to $57,039,000 as of December 31, 2003. Stockholders' equity as a percent of capitalization increased to 75% as of September 30, 2004, from 69% as of December 31, 2003.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2003 was 8.6% as compared to a rate of 10.7% for 2002. The 2004 lapse rate to date has been approximately the same as 2003.

At September 30, 2004, $27,260,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2003.

Item 4.   Controls and Procedures

     a) Evaluation of disclosure controls and procedures

          Under the supervision and with the participation of our management, including principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. b) Changes in internal controls over financial reporting

          During the quarter ended September 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Following initial discovery, the federal case was dismissed by stipulation. The matter was refiled in Texas state court, Tarrant County, Case No. 348 195490 02. The claims of the respective parties are essentially the same as those in federal court, which claims of NGU (estimated to be $2,133,625 through September 30, 2004) include fraudulent inducement relative to entering into a contract, fraud, breach of contract as to commissions and production bonuses as well as policy fees, certain dues and debits of other agents, attorney's fees and exemplary damages as well as seeking an accounting with the appointment of an auditor and contesting the interest charges. Certain discovery has taken place, including depositions, since the filing again in state court. A trial was set for late October, 2004, and the Company had filed another motion for partial summary judgment. However, as a result of mediation, a settlement was reached in the case, which was completed on September 24, 2004. Pursuant to completion of the settlement, the litigation was dismissed with prejudice.

The settlement required Southern Security Life Insurance Company to pay NGU a $265,000 cash payment by September 24, 2004, which approximated interest Southern Security Life Insurance Company charged on NGU's account. In addition, Southern Security Life Insurance Company is required to pay the regular commission and policy fee renewals to NGU. Finally, NGU has the right to undertake an audit and review of the policy fees Southern Security Life Insurance Company has paid NGU during the period from May 1, 2001 through July 31, 2004, provided the audit is completed within 75 days of the September 24, 2004 effective date of the Settlement Agreement between Southern Security Life Insurance Company and NGU. If it is determined, as a result of the audit, that the amount of policy fees was not fully credited during such period, Southern Security Life Insurance Company is required to pay NGU any such policy fees owed without interest thereon.

The Company is not a party to any other legal proceedings outside the ordinary course of its business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on the Company or its business.

Item 2.        Changes in Securities and Use of Proceeds

               NONE

Item 3.        Defaults Upon Senior Securities

               NONE

Item 4.        Submission of Matters to a Vote of Security Holders

               At the annual stockholders meeting held on July 16, 2004, the following matters were acted upon: (i) seven directors consisting of George R. Quist, J. Lynn Beckstead, Jr., Scott M. Quist, Charles L. Crittenden, Dr. Robert G. Hunter, H. Craig Moody and Norman G. Wilbur were elected to serve until the next annual stockholders meeting or until their respective successors are elected and qualified (for George R. Quist, Class A and Class C shares, 9,160,589 votes were cast in favor of election, no votes were cast against election and there were 57,615 abstentions; for
               J. Lynn Beckstead, Jr., Class A shares only, 3,623,683 votes were cast in favor of election, no votes were cast against election and there were 53,232 abstentions; for Scott M. Quist, Class A and Class C shares, 9,160,429 votes were cast in favor of election, no votes were cast against election and there were 57,775 abstentions; for Charles L. Crittenden, Class A shares only, 3,623,828 votes were cast in favor of election and no votes were cast against election and there were 53,087 abstentions; for Dr. Robert G. Hunter, Class A and Class C shares, 9,163,578 votes were cast in favor of election, no votes cast against election and there were 54,626 abstentions; for H. Craig Moody, Class A and C shares, 9,161,821 votes were cast in favor of election, no votes cast against election and there were 56,383 abstentions; for Norman G. Wilbur, Class A and Class C shares, 9,162,933 votes were cast in favor of election, no votes were cast against election and there were 55,271 abstentions; (ii) the appointment of Tanner + Co. as the Company's independent accountants for the fiscal year ended December 31, 2004 was ratified (with 9,174,484 votes cast for appointment, 35,375 votes against appointment and 8,345 abstentions).

Item 5.        Other Information

               On August 25, 2004, the Company through its wholly-owned subsidiary, Security National Life Insurance Company, entered into an Agreement and Plan of Reorganization with Southern Security Life Insurance Company and SSLIC Holding Company, a wholly-owned subsidiary of Security National Life Insurance Company. Upon completion of the proposed Agreement and Plan of Reorganization, SSLIC Holding Company will be merged with and into Southern Security Life Insurance Company which merger, if consummated, would result in (i) Southern Security Life Insurance Company becoming a wholly-owned subsidiary of Security National Life Insurance Company and (ii) the Company's unaffiliated stockholders of Southern Security Life Insurance Company becoming entitled to receive $3.84 in cash for each issued and outstanding share of Southern Security Life Insurance Company 's common stock. The Agreement and Plan of Reorganization was unanimously approved by all of the directors of the Company.

               If the proposed merger is completed, the separate existence of SSLIC Holding Company will cease as Southern Security Life Insurance Company will be the surviving corporation in the merger and will continue to be governed by the laws of the State of Florida, and the separate corporate existence of Southern Security Life Insurance Company will continue unaffected by the merger. The shares of common stock owned by Southern Security Life Insurance Company unaffiliated stockholders immediately prior to the effective time of the merger will be exchanged for cash.

               The total amount of cash to be paid by Security National Life Insurance Company to the unaffiliated holders of Southern Security Life Insurance Company's common stock holding an aggregate of 490,816 shares of Southern Security Life Insurance Company's common stock, pro rata to their respective share ownership, will be $3.84 per share of common stock, or an aggregate of $1,884,733. The 490,816 shares of Southern Security Life Insurance Company's common stock that Security National Life Insurance Company has agreed to purchase from the unaffiliated stockholders of Southern Security Life Insurance Company represent 23.3% of Southern Security Life Insurance Company's outstanding common shares, or all of the outstanding shares. The unaffiliated stockholders do not include Security National Life Insurance Company and SSLIC Holding Company. Security National Life Insurance Company and SSLIC Holding Company own 76.7% of Southern Security Life Insurance Company's outstanding common shares.

               If the merger is completed, each share of Southern Security Life Insurance Company's common stock held by the unaffiliated stockholders prior to the effective time of the merger will, by virtue of the merger and without any action on the part of the stockholder thereof, automatically be canceled and converted into the right to receive cash in the amount equal to $3.84 per share. In addition, each unaffiliated holder of Southern Security Life Insurance Company's common shares immediately prior to the effective time of the merger will, by virtue of the merger and without any action on the part of such stockholder, cease being a stockholder of Southern Security Life Insurance Company and automatically receive cash in an amount equal to the number of shares of common stock held of record by such stockholder at such time multiplied by $3.84 per share.

               The obligations of Security National Life Insurance Company, SSLIC Holding and Southern Security Life Insurance Company to complete the proposed merger are subject to the satisfaction of certain conditions, including (i) the approval and adoption of the Agreement and Plan of Reorganization by Southern Security Life Insurance Company's stockholders; (ii) all authorizations, consents, orders or approvals of the insurance departments of the states of Florida and Utah shall have been obtained; and (iii) on the closing date the dissenting shares of Southern Security Life Insurance Company's common stock shall not exceed 10% of the outstanding common shares of Southern Security Life Insurance Company.

Item 6.        Exhibits and Reports on Form 8-K

 (a)     Exhibits:
3.1. Articles of Restatement of Articles of Incorporation (7)

 3.2. Amended
Bylaws (10)

     4.1. Specimen  Class A Stock  Certificate  (1)
     4.2.  Specimen Class C Stock Certificate (1)
     4.3 Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
     10.1 Restated and Amended Employee Stock Ownership Plan and Trust Agreement
          (1)
     10.2 1993 Stock Option Plan (3)
     10.3 2000 Director Stock Option Plan (4)
     10.4 2003 Stock Option Plan (9)
     10.5 Deferred Compensation Agreement with George R. Quist (2)
     10.6 Promissory Note with George R. Quist (5)
     10.7 Deferred Compensation Plan (6)
     10.8 Coinsurance Agreement between Security National Life Insurance Company and Acadian (7)
     10.9 Assumption Agreement among Acadian, Acadian Financial Group, Inc., Security National Life Insurance Company and the Company (7)

     10.10 Asset Purchase  Agreement  among  Acadian,  Acadian  Financial
           Group, Inc., Security National Life Insurance Company and the
           Company (7)
     10.11 Promissory Note with Key Bank of Utah (8)
     10.12 Loan and Security Agreement with Key Bank of Utah (8)
     10.13 Stock Purchase and Sale Agreement with Ault Glazer & Co. Investment Management LLC (10)
     10.14 Stock  Purchase  Agreement  with  Paramount  Security  Life
           Insurance Company (11)
     10.15 Reinsurance   Agreement   between  Security  National  Life
           Insurance Company and Guaranty Income Life Insurance Company (12)
     10.16 Employment agreement with J. Lynn Beckstead, Jr. (12)
     10.17 Employment agreement with Scott M. Quist (13)
     10.18 Agreement and Plan of Reorganization among Security National Life Insurance Company, SSLIC Holding Company, and Southern Security Life Insurance Company (14)
     31.1 Certification pursuant to 18 U.S.C. Section 1350 as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certification pursuant to 18 U.S.C. Section 1350 as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     ------------------
     (1) Incorporated by reference from Registration Statement on Form S-1, as filed on September 29, 1987
     (2) Incorporated by reference from Annual Report on Form 10-K, as filed on September 30, 1989
     (3) Incorporated by reference from Annual Report on Form 10-K, as filed on September 30, 1994
     (4)  Incorporated   by  reference  from  Schedule  14A   Definitive   Proxy
          Statement, filed August 29, 2000, relating to the Company's Annual Meeting of Shareholders
     (5) Incorporated by reference from Annual Report on Form 10-K, as filed on April 16, 2001
     (6) Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
     (7) Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003
     (8) Incorporated by reference from Annual Report on Form 10-K, as filed on April 15, 2003
     (9)  Incorporated   by  reference  from  Schedule  14A   Definitive   Proxy
          Statement, Filed on September 5, 2003 relating to the Company's Annual Meeting of Shareholders
     (10) Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
     (11) Incorporated by reference from Report on Form 8-K, as filed on March 29, 2004
     (12) Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
     (13) Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
     (14) Incorporated by reference from Report on Form 8-K, as filed on August 30, 2004

Subsidiaries of the Registrant

    (b) Reports on Form 8-K:

          Current Report on Form 8-K, as filed on August 30, 2004 Current Report on Form 8-K/A, as filed on August 31, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: November 15, 2004              By:  George R. Quist,
                                           ----------------
                                           Chairman of the Board and Chief
                                           Executive Officer
                                           (Principal Executive Officer)


DATED: November 15, 2004              By:  Stephen M. Sill
                                           ---------------
                                           Vice President, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period covered in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 15, 2004

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period covered in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 15, 2004

                                          By:  Stephen M. Sill
                                               Vice President, Treasurer and
                                               Chief Financial Officer

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10-Q for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  the information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company.

By:      George R. Quist
         Chief Executive Officer
         November 15, 2004


                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10-Q for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  the information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company.

By:      Stephen M. Sill
         Chief Financial Officer
         November 15, 2004