Form 10-K
period 2004-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2005-04-15
CIK 318673

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2004, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                          Commission File Number 0-9341

                     Security National Financial Corporation
             (Exact name of registrant as specified in its Charter)

           UTAH                                       87-0345941
--------------------------------      ---------------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

5300 South 360 West, Suite 250 Salt Lake City, Utah            84123
---------------------------------------------------          --------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (801) 264-1060
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

     Title of each Class             Name of each exchange on which registered
  ----------------------------       -----------------------------------------
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

                             Yes [X]  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of Registrant's most recently completed second fiscal quarter was $19,539,000, based upon the closing price on that date on the Nasdaq National Market. There were 5,441,685 shares of Class A Common Stock and 6,380,197 shares of Class C Stock outstanding at March 31, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

  ============================================================================

Item 1.  Business

Security National Financial Corporation (the "Company") operates in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance. These products are marketed in 38 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment of the Company consists of five cemeteries in the state of Utah and one in the state of California and eight mortuaries in the state of Utah and four in the state of Arizona. The Company also engages in pre-need selling of funeral, cemetery and cremation services through its Utah, Arizona and California operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction and existing homes and real estate projects. The mortgage loan segment operates through 17 offices in seven states, and is an approved mortgage lender in 20 states.

The design and structure of the Company is that each business segment is related to the other business segments and contributes to the profitability of the other segments. Because of the Company's cemetery and mortuary operations in Utah, California and Arizona, the Company enjoys a level of public awareness that assists in the sales and marketing of insurance and pre-need cemetery and funeral products. The Company's insurance subsidiaries invest their assets (representing in part the pre-paid funerals) in investments authorized by the respective insurance departments of their states of domicile. One such investment authorized by the insurance departments is high quality mortgage loans. Thus, while each business segment is a profit center on a stand-alone basis, this horizontal integration of each segment is planned to lead to improved profitability of the Company. The Company also pursues growth through acquisitions of both life insurance companies and cemeteries and mortuaries. The Company's acquisition business strategy is based on reducing the overhead cost of the acquired company by utilizing existing personnel, management, and technology while still providing quality service to customers and policyholders.

The Company was organized as a holding company in 1979, when Security National Life Insurance Company ("Security National Life") became a wholly owned subsidiary of the Company and the former stockholders of Security National Life became stockholders of the Company. Security National Life was formed in 1965 and has grown through the direct sale of life insurance and annuities and through the acquisition of other insurance companies, including the acquisitions of Capital Investors Life Insurance Company in 1994, Civil Service Employees Life Insurance Company in 1995, Southern Security Life Insurance Company "Southern Security Life" in 1998 and an asset purchase transaction with Acadian Life Insurance Company ("Acadian") in December 2002. Effective January 26, 2004, the Company purchased all of the outstanding common stock of Paramount Security Life Insurance Company ("Paramount") now Security National Life Insurance Company of Louisiana ("Security National Life of Louisiana"), a Louisiana domiciled life insurance company, for the purchase price of $4,398,000. In addition, effective January 1, 2005, Security National Life and its wholly-owned subsidiary, SSLIC Holding Company, completed a merger transaction with Southern Security Life Insurance Company in which SSLIC Holding Company was merged with Southern Security Life Insurance Company, that resulted in Southern Security Life Insurance Company becoming a wholly-owned subsidiary of Security National Life and the unaffiliated stockholders of Southern Security Life Insurance
Company becoming entitled to receive an aggregate of $1,884,733 for their shares.

The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies, including the acquisitions of Paradise Chapel Funeral Home, Inc. in 1989, Holladay Memorial Park, Inc., Cottonwood Mortuary, Inc. and Deseret Memorial, Inc. in 1991, Sunset Funeral Home in 1994, Greer-Wilson Funeral Home, Inc. in 1995 and Crystal Rose Funeral Home in 1997. In 1993, the Company formed SecurityNational Mortgage Company ("SecurityNational Mortgage") to originate and refinance mortgage loans. Since 1993
SecurityNational Mortgage has opened 17 branches in seven states. See Notes to Consolidated Financial Statements for additional disclosure and discussion regarding segments of the business.

Life Insurance

  Products

The Company, through its insurance subsidiaries, Security National Life, Southern Security Life Insurance Company, and Security National Life of Louisiana, issues and distributes selected lines of life insurance and annuities. The Company's life insurance business includes funeral plans, interest-sensitive whole life insurance, as well as other traditional life and accident and health insurance products. The Company places specific marketing emphasis on funeral plans and traditional whole life products sold in association with the funding of higher education costs.

A funeral plan is a small face value life insurance policy that generally has face coverage of up to $15,000. The Company believes that funeral plans represent a marketing niche that has lower competition since most insurance companies do not offer similar coverages. The purpose of the funeral plan policy is to pay the costs and expenses incurred at the time of a person's death. On a per thousand dollar cost of insurance basis, these policies can be more expensive to the policyholder than many types of non-burial insurance due to their low face amount, requiring the fixed cost of the policy administration to be distributed over a smaller policy size, and the simplified underwriting practices that result in higher mortality costs.

Through the Company's higher education funding division, the Company markets strategies for savings for college and repayment of loans a child may have after college. Pursuant to those strategies the Company conducts scholarship searches and originates and funds government guaranteed student loans. The traditional whole life product marketed in conjunction with funding of higher education costs is a 10-Pay Whole Life Policy with an annuity rider. Both the paid-up aspect of the whole life policy and the savings aspect of the annuity rider are marketed as a tool for parents to help save for, fund or repay loans incurred during college. The product is offered to parents who have children generally under the age of 25.

  Markets and Distribution

The Company is licensed to sell insurance in 38 states. The Company, in marketing its life insurance products, seeks to locate, develop and service specific "niche" markets. A "niche" market is an identifiable market, which the Company believes is not emphasized by most insurers.

Funeral plan policies are sold  primarily to persons who range in age from 45 to
75. Even though people of all ages and income levels purchase funeral plans, the Company believes that the highest percentage of funeral plan purchasers are individuals who are older than 45 and have low to moderate income.

Higher education funding is for families that desire to prepare for their children's higher education needs. Such preparation can include searches for scholarships, grant applications, guaranteed student loan applications, and the purchase of life insurance and annuities. In 1965, the Higher Education Act created the guaranteed student loan programs participated in by the Company. Federal Family Education Loan (FFEL) Program, which now comprises Federal Stafford Loans (formerly Guaranteed Student Loans), Federal PLUS Loans, and Federal Consolidation Loans. The FFEL Program makes these long-term loans available to students attending institutions of higher education, vocation, technical, business and trade schools and some foreign schools. State or private nonprofit guaranty agencies insure FFEL's and the Federal Government reimburses these agencies for all or part of the insurance loans they pay to lenders. The federal guaranty on a FFEL replaces the security (collateral) usually required for a long-term consumer loan. These government programs have numerous rules for qualification and have limits on how much you can borrow. The Company's whole life product has an annuity rider that can provide a way for families to save additional funds for their children's education. The Company has a student loan resource department, which is available to policyholders to help parents and students apply for various scholarships, grants and loans.

A majority of the Company's funeral plan premiums come from the states of Arizona, Arkansas, Colorado, Idaho, Kansas, Mississippi, Oklahoma, Texas and Utah. A majority of the Company's non-funeral plan life insurance premiums come from the states of Alabama, California, Florida, Georgia, Louisiana, New Mexico, South Carolina and Utah.

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

In marketing the funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2004:

                                         2004              2003                2002           2001         2000
                                         ----              ----                ----           ----         ----
Life Insurance

Policy/Cert
    Count as of December 31         357,767(1)(2)(3)      353,017(1)(2)      341,909(1)       74,335       71,178
Insurance
    in force as of December 31
    (omitted 000)                $2,914,135(1)(2)(3)   $2,914,438(1)(2)   $2,635,436(1)   $2,425,557    $2,049,789
Premiums Collected
    (omitted 000)                $   30,560(1)(2)(3)   $   28,598(1)(2)   $   14,699      $   14,860    $   14,959

(1) Includes asset purchase transaction with Acadian Life Insurance Company on December 23, 2002.
(2) Includes reinsurance assumed under agreement with Guaranty Income Life Insurance Company on October 1, 2003.
(3) Includes stock purchase transaction with Paramount Security Life Insurance Company, now known as Security National Life Insurance Company of Louisiana, on March 16, 2004.

    Underwriting

Factors considered in evaluating an application for ordinary life insurance coverage can include the applicant's age, occupation, general health and medical history. Upon receipt of a satisfactory (non-funeral plan insurance) application, which contains pertinent medical questions, the Company writes insurance based upon its medical limits and requirements subject to the following general non-medical limits:

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

Holders of annuities  generally  enjoy a  significant  benefit under the current federal income tax law in that interest accretions that are credited to the annuities do not incur current income tax expense on the part of the contract holder. Instead, the interest income is tax deferred until such time as it is paid out to the contract holder. In order for the Company to realize a profit on an annuity product, the Company must maintain an interest rate spread between its investment income and the interest rate credited to the annuities. From that spread must be deducted commissions, issuance expenses and general and administrative expenses. The Company's annuities currently have credited interest rates ranging from 3% to 5%.

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

The following table summarizes the annuity business for the five years ended December 31, 2004:

                            2004      2003      2002      2001      2000
                            ----      ----      ----      ----      ----
Annuities
Policy/Cert
    Count as of
    December 31            7,365     7,206     7,711     8,021     8,443
Deposits Collected
    (omitted 000)         $1,972    $2,026    $3,215    $2,550    $3,039

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

The following table summarizes the accident and health business for the five years ended December 31, 2004:

                            2004     2003      2002      2001      2000
                            ---      ----      ----      ----      ----
Accident and Health
Policy/Cert. Count
  as of December 31       15,778    17,391    18,921    19,343    21,454
Premiums Collected
(omitted 000)               $308      $352      $365      $413      $464

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

The Company's policy is to retain no more than $75,000 of ordinary insurance per insured life. Excess risk is reinsured. The total amount of life insurance in force at December 31, 2004, reinsured by other companies aggregated $188,542,000, representing approximately 5.8% of the Company's life insurance in force on that date.

The Company currently cedes and assumes certain risks with various authorized unaffiliated reinsurers pursuant to reinsurance treaties which are renewable annually. The premiums paid by the Company are based on a number of factors, primarily including the age of the insured and the risk ceded to the reinsurer.

Investments

The investments that support the Company's life insurance and annuity obligations are determined by the Investment Committee of the Board of Directors of the various subsidiaries and ratified by the full Board of Directors of the respective subsidiaries. A significant portion of the investments must meet statutory requirements governing the nature and quality of permitted investments by insurance companies. The Company's interest-sensitive type products, primarily annuities and interest-sensitive whole life, compete with other financial products such as bank certificates of deposit, brokerage sponsored money market funds as well as competing life insurance company products. While it is not the Company's policy to offer the highest yield in this climate, in order to offer what the Company considers to be a competitive yield, it maintains a diversified portfolio consisting of common stocks, preferred stocks, municipal bonds, investment and non-investment grade bonds including high-yield issues, mortgage loans, real estate, short-term investments and other securities and investments.

See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Notes to Consolidated Financial Statements" for additional disclosure and discussion regarding investments.

Cemetery and Mortuary

    Products

The Company has six wholly-owned cemeteries and 12 wholly owned mortuaries. The cemeteries are non-denominational. Through its cemetery and mortuary operations, the Company markets a variety of products and services both on a pre-need basis (prior to death) and an at-need basis (at the time of death). The products include grave spaces, internment vaults, mausoleum crypts and niches, markers, caskets, flowers and other related products. The services include professional services of funeral directors, opening and closing of graves, use of chapels and viewing rooms, and use of automobiles and clothing. The Company has a funeral chapel at each of its cemeteries, other than Holladay Memorial Park and Singing Hills Memorial Park, and has eight separate stand-alone mortuary facilities.

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

The sales representatives of the Company's cemetery and mortuary operations are commissioned and receive no salary. The sales commissions range from 4% to 21% for cemetery products and services and 10% to 100% of first year premiums for funeral plan insurance. Potential customers are located via telephone sales prospecting, responses to letters mailed by the sales representatives, newspaper inserts, referrals, contacts made at funeral services, and door-to-door canvassing. The Company trains its sales representatives and generates leads for them. If a customer comes to one of the Company's cemeteries on an at-need basis, the sales representatives are compensated on a commission basis.

Mortgage Loans

    Products

Beginning in 1993, the Company, through its subsidiary, SecurityNational Mortgage Company has been active in both the residential as well as commercial real estate markets. The Company has current approvals through HUD, Fannie Mae, Freddie Mac and other substantial secondary market investors, which enable it to originate a wide variety of  residential  mortgage loan products  that are  subsequently  sold to these investors. The Company uses internal funding sources as well as maintaining external warehouse lines of credit with unaffiliated financial institutions. The Company also originates residential construction loans.

Security National Capital, a subsidiary of SecurityNational Mortgage Company, originates commercial real estate loans both for internal investment as well as for sale to unaffiliated investors.

    Markets and Distribution

The Company's residential mortgage lending services are marketed primarily to individual homeowners. SecurityNational Mortgage Company maintains a retail origination presence in the Salt Lake City market in addition to 17 wholesale branch offices located in Arizona, California, Colorado, Florida, Nevada, Utah and Texas, with sales representatives in other states.

Recent Acquisitions and Other Business Activities

    Southern Security Life Insurance Company

Effective as of January 1, 2005, Security National Life and SSLIC Holding Company, a wholly owned subsidiary of Security National Life, completed a merger transaction with Southern Security Life Insurance Company. Under the terms of the merger and pursuant to the Agreement and Plan of Reorganization, dated August 25, 2004, including the amendment thereto dated December 27, 2004, SSLIC Holding Company was merged with and into Southern Security Life Insurance Company, which resulted in (i) Southern Security Life Insurance Company becoming a wholly-owned subsidiary of Security National Life Insurance Company, and (ii) the unaffiliated stockholders of Southern Security Life Insurance Company, holding an aggregate of 490,816 shares of common stock, becoming entitled to receive $3.84 in cash for each issued and outstanding share of their common stock of Southern Security Life Insurance Company, or an aggregate of $1,884,733.

As a result of the merger, the separate existence of SSLIC Holding Company ceased as Southern Security Life Insurance Company became the surviving corporation of the merger. Southern Security Life Insurance Company continues to be governed by the laws of the State of Florida, and its separate corporate existence continues unaffected by the merger. In addition, as a result of the merger, Security National Life owns all of the issued and outstanding common shares of Southern Security Life Insurance Company. Security National Financial Corporation, through its affiliates, Security National Life Insurance Company and SSLIC Holding Company, owned 76.7% of the Company's outstanding common shares prior to the merger.

The purpose of the merger is to terminate the registration of the common stock of Southern Security Life Insurance Company under the Securities Exchange Act of 1934 (by reducing the number of its stockholders of record to fewer than 300 stockholders) and the Nasdaq listing of the common stock, reduce expenses associated with such registration and listing, and provide the stockholders an opportunity to sell their shares in an illiquid trading market without incurring brokerage commissions. As a result of becoming a non-reporting company, Southern Security Life Insurance Company is no longer required to file periodic reports with the SEC, including among other things, annual reports on Form 10-K and quarterly reports on Form 10-Q, and is no longer subject to the SEC's proxy rules. In addition, its common stock is no longer eligible for trading on the Nasdaq SmallCap Market.

    Security National Life Insurance Company of Louisiana, formerly Paramount Security Life Insurance Company

On March 16, 2004, Security National Life purchased all of the outstanding common stock of Paramount Security Life Insurance Company, now known as Security National Life of Louisiana, a Louisiana domiciled insurance company located in Shreveport, Louisiana. As of December 31, 2003, Security National Life of Louisiana had 9,383 policies in force and 29 agents. There were no material changes to the number of policies in force or the number of agents between December 31, 2003 and March 16, 2004. The purchase consideration was $4,398,000 and was effective January 26, 2004. Security National Life of Louisiana is licensed in the State of Louisiana and is permitted to appoint agents who do not have a full life insurance license. These agents are limited to selling small life insurance policies in the final expense market. The Company believes that with this license it will be able to expand its operations in Louisiana. The Company is servicing Security National Life of Louisiana policyholders out of its Jackson, Mississippi office and has closed the Shreveport office.

    Acadian Life Insurance Company

On December 23, 2002, the Company completed an asset purchase transaction through its wholly owned subsidiary, Security National Life with Acadian Life Insurance Company ("Acadian") from which it acquired $75,000,000 in assets and $75,000,000 in insurance reserves. The acquired assets consist primarily of approximately 275,000 funeral insurance policies in force in the state of Mississippi. The assets were originally acquired by Acadian from Gulf National Life Insurance Company on June 6, 2001, which, at that time, consisted of all the insurance policies of Gulf National Life Insurance Company in force and in effect on June 1, 2001 (the "Reinsured Business").

As a part of the transaction, Security National Life entered into a coinsurance agreement with Acadian, in which Security National Life agreed to reinsure all the liabilities related to policies held by Mississippi policyholders. The terms included the payment of all legal liabilities, obligations, claims and commissions of the acquired policies. The effective date of the coinsurance agreement was September 30, 2002, following Acadian's recapture of the insurance in force from its reinsurer Scottish Re (U.S.) Inc. on September 30, 2002.

The coinsurance agreement also provides that Acadian is required to pay Security National Life an initial coinsurance premium in cash or assets acceptable to Security National Life in an amount equal to the full coinsurance reserves, not including the incurred but not reported (IBNR) reserve as of the effective date. The ceding commission to be paid by Security National Life to Acadian for the reinsured policies is to be the recapture amount to be paid by Acadian to Scottish Re (U.S.), Inc., which was approximately $10,000,000. After the initial coinsurance premium, the coinsurance premiums payable by Acadian to Security National Life are to be equal to all of the premiums collected by Acadian on the reinsurance policies subsequent to December 31, 2002.

On January 1, 2003, Security National Life entered into an assumption agreement with Acadian, in which Security National Life agreed to assume certain of the liabilities related to the reinsurance policies. Under the terms of the assumption agreement, Acadian agreed to cede to Security National Life, and Security National Life agreed to assume the stated insurance risks and contractual obligations of Acadian relating to the Reinsured Business. Security National Life agreed to pay all legal liabilities and obligations, including claims and commissions, of Acadian with respect to the Reinsured Business arising on or after January 1, 2003, in accordance with the terms and conditions of the reinsured policies.

Regulation

The Company's insurance subsidiaries, Security National Life, Southern Security, and Security National Life of Louisiana are subject to comprehensive regulation in the jurisdictions in which they do business under statutes and regulations administered by state insurance commissioners. Such regulation relates to, among other things, prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and  maintained;  licensing  of  insurers  and their  agents;  nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; and
requirements regarding aggregate reserves for life policies and annuity contracts, policy claims, unearned premiums, and other matters. The Company's insurance subsidiaries are subject to this type of regulation in any state in which they are licensed to do business. Such regulation could involve additional costs, restrict operations or delay implementation of the Company's business plans.

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

The Company's mortgage loan subsidiary, SecurityNational Mortgage, is subject to the rules and regulations of the U.S. Department of Housing and Urban Development and to various state licensing acts and regulations. These regulations, among other things, specify minimum capital requirements, the procedures for the origination, the underwriting, the licensing of wholesale brokers, quality review audits and the amounts that can be charged to borrowers for all FHA and VA loans. Each year, the Company must have an audit by an independent CPA firm to verify compliance under these regulations. In addition to the government regulations, the Company must meet loan requirements of various investors who purchase the loans.

Income Taxes

The Company's insurance subsidiaries, Security National Life, Southern Security and Security National Life of Louisiana are taxed under the Life Insurance Company Tax Act of 1984. Under the act, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions, reserves for future policyholder benefits (with modifications), and a small life insurance company deduction (up to 60% of life insurance company taxable income). The Company may be subject to the corporate Alternative Minimum Tax (AMT). The exposure to AMT is primarily a result of the small life insurance company deduction. Also, under the Tax Reform Act of 1986, distributions in excess of stockholder's surplus account or a significant decrease in life reserves will result in taxable income.

Security National Life, Southern Security and Security National Life of Louisiana may continue to receive the benefit of the small life insurance company deduction. In order to qualify for the small company deduction, the combined assets of the Company must be less than $500,000,000 and the taxable income of the life insurance companies must be less than $3,000,000. To the extent that the net income limitation is exceeded, then the small life insurance company deduction is phased out over the next $12,000,000 of life insurance company taxable income.

Since 1990, Security National Life, Southern Security and Security National Life of Louisiana have computed their life insurance taxable income after establishing a provision representing a portion of the costs of acquisition of such life insurance business. The effect of the provision is that a certain percentage of the Company's premium income is characterized as deferred expenses and recognized over a five to ten year period.

The Company's non-life insurance company subsidiaries are taxed in general under the regular corporate tax provisions. For taxable years beginning January 1, 1987, the Company may be subject to the Corporate Alternative Minimum Tax and the proportionate disallowance rules for installment sales under the Tax Reform Act of 1986.

Competition

The life insurance industry is highly competitive. There are approximately 2,000 legal reserve life insurance companies in business in the United States. These insurance companies differentiate themselves through marketing techniques, product features, price and customer service. The Company's insurance subsidiaries compete with a large number of insurance companies, many of which have greater financial resources, a longer business history, and more diversified line of insurance coverage than the Company. In addition, such companies generally have a larger sales force. Further, many of the companies with which the Company competes are mutual companies which may have a competitive advantage because all profits accrue to policyholders. Because the Company is small by industry standards and lacks broad diversification of risk, it may be more vulnerable to losses than larger, better-established companies. The Company believes that its policies and rates for the markets it serves are generally competitive.

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

Employees

As of December 31, 2004, the Company employed 366 full-time and 34 part-time employees.

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

                                                                    Approximate
                                                        Owned        Square
 Location                       Function                Leased       Footage
 --------                       --------                ------       -------
 5300 So. 360 West             Corporate Headquarters  Owned (1)      33,000
 Salt Lake City, Utah

 755 Rinehart Road             Insurance Operations/   Owned (2)      27,000
 Lake Mary, Florida            Mortgage Sales

 6522 Dogwood View Parkway     Insurance Operations    Leased (3)      5,300
 Jackson, Mississippi

 7916 Wrenwood Blvd.,
 Suite C                       Insurance Operations    Leased (4)        300
 Baton Rouge, Louisiana

 2800 Youree Drive Bld. 1,
 Suite 207                     Insurance Operations    Leased (5)      2,500
 Shreveport, Louisiana

 410 North 44th Street,
 Suite 190                     Mortgage Sales          Leased (6)      3,700
 Phoenix, Arizona

 12150 Tributary Point Dr.,
 Suite160                      Mortgage Sales          Leased (7)      1,800
 Gold River, California

 7676 Hazard Center Drive,
 Suite 625                     Mortgage Sales          Leased (8)      1,300
 San Diego, California

 27201 Tourney Road,
 Suite 125                     Mortgage Sales          Leased (9)      1,600
 Valencia, California

 6208 Lehman Drive, Suite 201  Mortgage Sales          Leased (10)     2,200
 Colorado Springs, Colorado

 14001 East Lliff Ave.,
 Suite 120                     Mortgage Sales          Leased (11)     1,800
 Aurora, Colorado

 7785 Baymeadows Way,
 Suite 101                     Mortgage Sales          Leased (12)     1,800
 Jacksonville, Florida

 1617 Santa Barbara Blvd       Mortgage Sales          Leased (13)       700
 Cape Coral, Florida



Item 2.  Properties (Continued)
--------------------
                                                                    Approximate
                                                      Owned           Square
     Location                       Function          Leased          Footage
     --------                       --------          ------         -------
 5620 Tara Blvd., Suite 103       Mortgage Sales    Leased (14)        1,200
 Bradenton, Florida

 6655 W. Sahara, Suite A-214      Mortgage Sales    Leased (15)        2,300
 Las Vegas, Nevada

 12750 Merit Drive, Suite 1212    Mortgage Sales    Leased (16)        2,100
 Dallas, Texas

 10850 Richmond Ave., Suite 270   Mortgage Sales    Leased (17)        2,400
 Houston, Texas

 5251 Green Street, Suite 350     Mortgage Sales    Owned (18)         5,000
 Salt Lake City, Utah

 5258 Pinemont Dr., Suite B280    Mortgage Sales    Owned (19)         2,900
 Murray, Utah

 970 East Murray-Holladay Rd.,    Mortgage Sales    Leased (20)        6,400
 Ste. 4A
 Salt Lake City, Utah

 474 West 800 North, Suite 102    Mortgage Sales    Leased (21)        2,000
 Orem, Utah

(1) The Company leases an additional 5,576 square feet of the facility to unrelated third parties for approximately $96,500 per year, under leases expiring at various dates after 2004.

(2) The Company leases an additional 9,903 square feet of the facility to unrelated third parties for approximately $182,200 per year, under leases expiring at various dates after 2004.

(3) The Company leases this facility for $84,000 per year. The lease expires in July 2005

(4) The Company leases this facility for $5,900 per year. The lease expires May 2005.

(5) The Company leases this facility for $1,900 per year, with a month-to-month lease.

(6) The Company leases this facility for $35,300 per year. The lease expires in October 2006.

(7) The Company leases this facility for $48,100 per year. The lease expires in August 2009.

(8) The Company leases this facility for $42,800 per year. The lease expires in June 2008.

(9) The Company leases this facility for $39,200 per year. The lease expires in November 2005.

-------------------

(10) The Company leases this facility for $27,300 per year. The lease expires in June 2006.

(11) The Company leases this facility for $27,500 per year. The lease expires in June 2006.

(12) The Company leases this facility for $27,200 per year. The lease expires in September 2006.

(13) The Company leases this facility for $8,400 per year, with a month-to-month lease.

(14) The Company leases this facility for $23,800 per year. The lease expires in July 2006.

(15) The Company leases this facility for $49,100 per year. The lease expires in October 2006.

(16) The Company leases this facility for $25,600 per year. The lease expires in January 2006.

(17) The Company leases this facility for $37,400 per year. The lease expires in June 2008.

(18) The Company leases an additional 25,000 square feet of the facility to unrelated third parties for approximately $442,500 per year, under leases expiring at various dates after 2004.

(19) The Company leases an additional 135,700 square feet of the facility to unrelated third parties for approximately $838,800 per year, under leases expiring at various dates after 2004.

(20) The Company leases this facility for $75,000 per year. The lease expires in January 2006.

(21) The Company leases this facility for $34,800 per year. The lease expires in February 2007.

The Company believes the office facilities it occupies are in good operating condition, are adequate for current operations and has no plans to build or acquire additional office facilities. The Company believes its office facilities are adequate for handling its business in the foreseeable future. As leases expire the Company will either renew or find comparable leases or acquire additional office space.




The following table summarizes the location and acreage of the six Company owned cemeteries, which each include one or more mausoleums:

                                                                                    Net Saleable Acreage

                                                                                                   Acres
                                                                                                  Sold as         Total
Name of                                               Date         Developed        Total        Cemetery       Available
 Cemetery                    Location               Acquired      Acreage(1)     Acreage(1)      Spaces(2)     Acreage(1)
------------                 --------               --------      ----------     ----------      ---------     ----------
Memorial Estates, Inc.:

  Lakeview
     Cemetery(3)         1640 East Lakeview Dr.
                         Bountiful, Utah                1973           7             40               5            35
  Mountain View
     Cemetery(3)         3115 East 7800 South
                         Salt Lake City, Utah           1973          15             54              13            41

  Redwood
     Cemetery(3)(5)      6500 South Redwood Rd.
                         West Jordan, Utah              1973          27             78              26            52

  Holladay Memorial
     Park(4)(5) 4900 So. Memory Lane
                         Holladay, Utah                 1991           5             14               3            11

  Lakehills Cemetery(4)
                         10055 So. State Street
                         Sandy, Utah                    1991           9             41               3            38

  Singing Hills Memorial
     Park(6)             2800 Dehesa Road
                         El Cajon, California           1995           8             35               3            32

(1) The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company's inspection of the cemeteries.

(2)  Includes spaces sold for cash and installment contract sales.

(3) As of December 31, 2004, there were mortgages of approximately $26,000 collateralized by the property and facilities at Memorial Estates Lakeview, Mountain View and Redwood Cemeteries.

(4) As of December 31, 2004, there were mortgages of approximately $1,545,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary.

(5)  These cemeteries include two granite mausoleums.

(6) As of December 31, 2004, there was a mortgage of approximately $397,000 collateralized by the property.



The following table summarizes the location, square footage and the number of viewing rooms and chapels of the twelve Company owned mortuaries:


Name of                                                            Date      Viewing                       Square
Mortuary                               Location                  Acquired    Room(s)          Chapel(s)    Footage
--------                               --------                 ---------   ---------         ---------   --------
Memorial Mortuary                    5850 South 900 East
                                     Murray, Utah                  1973            3               1        20,000

Memorial Estates, Inc.:
  Redwood Mortuary(3)                6500 South Redwood Rd.
                                     West Jordan, Utah             1973            2               1        10,000

  Mountain View Mortuary(3)          3115 East 7800 South
                                     Salt Lake City, Utah          1973            2               1        16,000

  Lakeview Mortuary(3)               1640 East Lakeview Dr.
                                     Bountiful, Utah               1973            0               1         5,500

Paradise Chapel                      3934 East Indian
  Funeral Home                       School Road
                                     Phoenix, Arizona              1989            2               1         9,800

Deseret Memorial, Inc.:
  Colonial Mortuary(1)               2128 South State St.
                                     Salt Lake City, Utah          1991            1               1        14,500

  Deseret Mortuary(1)                36 East 700 South
                                     Salt Lake City, Utah          1991            2               2        36,300

  Lakehills Mortuary(3)              10055 South State St.
                                     Sandy, Utah                   1991            2               1        18,000

  Cottonwood Mortuary(1)(3)          4670 South Highland Dr.
                                     Holladay, Utah                1991            2               1        14,500

Greer-Wilson
  Funeral Home                       5921 West Thomas Road
                                     Phoenix, Arizona              1995            2               2        25,000

Adobe Funeral Home                   218 North Central
                                     Avondale, Arizona             1995            1               1         1,850

Crystal Rose Funeral Home(2)         9155 W. VanBuren
                                     Tolleson, Arizona             1997            0               1         9,000

(1) As of December 31, 2004, there were mortgages of approximately $1,545,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary.

(2) As of December 31, 2004, there was a mortgage of approximately $112,000, collateralized by the property and facilities of Crystal Rose Funeral Home.

(3) These funeral homes also provide burial niches at their respective locations.

Item 3.  Legal Proceedings

An action was brought against the Company in May 2001 by Glenna Brown Thomas, individually and as personal representative of the Estate of Lynn W. Brown, in the Third Judicial Court, Salt Lake County, Utah. The action asserts that
Memorial Estates, Inc. delivered to Lynn W. Brown six stock certificates totaling 2,000 shares of its common stock in 1970 and 1971. Mr. Brown died in 1972. It is also asserted that at the time the 2,000 shares were issued and outstanding, the shares represented a 2% ownership of Memorial Estates. It is further alleged that Mr. Brown was entitled to preemptive rights and, after the issuance of the stock to Mr. Brown, there were further issuances of stock without providing written notice to Mr. Brown or his estate of his right to purchase more stock.

It is further asserted that Thomas has the right to the transfer of Brown's shares on the books of Security National Financial Corporation as well as Memorial Estates, and to the restoration of Brown's proportion of share ownership in Memorial Estates at the time of his death by issuance and delivery to Thomas of sufficient shares of the Company's publicly traded and unrestricted stock in exchange for the 2,000 shares of Memorial Estates stock, including payment of all dividends from the date of Thomas's demand. The formal discovery cutoff was January 15, 2004. The Company has been verbally informed that Thomas will dismiss the case but such dismissal has not been communicated in writing. Until the case is actually dismissed, the Company intends to vigorously defend the matter, including the assertion that the statute of limitations bars the claims in their entirety.

The Company received a letter dated November 9, 2004 on behalf of Charles Hood, who worked at Singing Hills Memorial Park in El Cajon, California. He was hired in April 2003 as a groundskeeper with his work concluding on October 30, 2003. Mr. Hood claims that he wrote a letter to the Company outlining his concerns regarding the operation of the cemetery, and that the next day he was terminated. Even though he recognizes his relationship was as an at-will employee. Mr. Hood's claims against the Company also include, but are not limited to, violation of labor laws, whistleblower retaliation and infliction of emotional distress. The letter proposes a settlement in the amount of $275,000.

No lawsuit has been filed in the matter. The Company has been engaged in a review of the claims made in the letter. Based on its investigation, the Company believes that Mr. Hood voluntarily quit and was not terminated. Counsel for the Company and counsel for Mr. Hood have been in discussion concerning the matter. At this stage of the investigation, the Company does not believe there is any justification for the claims being made. If a resolution of the dispute is not achieved and litigation ensues, the Company is prepared to vigorously defend the action.

The Company also received a letter dated November 29, 2004 on behalf of Roger Gornichec, who the Company recognizes as having been an independent contractor. The attorney who wrote the letter on behalf of Mr. Hood also wrote the letter on behalf of Mr. Gornichec. Mr. Gornichec concluded his services as an agent selling insurance in the spring of 2003 and his license to sell cemetery plots was not renewed in the summer of 2004. Mr. Gornichec asserts that he was an employee contrary to the Company's position.

The claims made on behalf of Mr. Gornichec include, but are not limited to, wrongful termination in violation of public policy, misrepresentation, age discrimination, whistle-blower retaliation, interference with economic advantage, breach of contract, breach of the covenant of good faith and fair dealing, and infliction of emotional distress. Mr. Gornichec also claims that he is owed a certain amount from a retirement plan. The letter proposes a settlement in the amount of $420,000. Based on its investigation, the Company believes that Mr. Gornichec was an independent contractor, not an employee, and that the claims and the settlement amount sought are not justified. If the matter is not resolved and litigation ensues, the Company is prepared to vigorously defend the action.

The Company is a defendant in various other legal actions arising from the normal conduct of business. Management believes that none of the actions will have a material effect on the Company's financial position or results of operations. Based on management's assessment and legal counsel's representations concerning the likelihood of unfavorable outcomes, no amounts have been accrued for the above claims in the consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2004.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's Class A Common Stock trades on the Nasdaq National Market under the symbol "SNFCA." Prior to August 13, 1987, there was no active public market for the Class A and Class C Common Stock. As of March 31, 2005, the closing sales price of the Class A Common Stock was $3.51 per share. The following are the high and low market closing sales prices for the Class A Common Stock by quarter as reported by Nasdaq since January 1, 2003:

Period (Calendar Year)                 Price Range
                                   High          Low
   2003
    First Quarter                 $6.59         $4.31
    Second Quarter                 6.01          5.02
    Third Quarter                  5.98          4.98
    Fourth Quarter                 7.10          5.47

  2004
    First Quarter                  8.47          6.36
    Second Quarter                 6.51          3.71
    Third Quarter                  3.89          3.08
    Fourth Quarter                 3.81          2.90

  2005
    First Quarter                  4.29          2.99

The above sales prices have been adjusted for the effect of annual stock dividends.

The Class C Common Stock is not actively traded, although there are occasional transactions in such stock by brokerage firms. (See Note 11 to the Consolidated Financial Statements.)

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C Common Stock has been paid each year from 1990 through 2004.

As of December 31, 2004, there were 4,437 record holders of Class A Common Stock and 126 record holders of Class C Common Stock.

Item 6. Selected Financial Data - The Company and Subsidiaries (Consolidated)

The following selected financial data for each of the five years in the period ended December 31, 2004, are derived from the audited consolidated financial statements. The data as of December 31, 2004 and 2003, and for the three years ended December 31, 2004, should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


Consolidated Statement of Earnings Data:
                                                                   Year Ended December 31,

                                           2004              2003(1)            2002             2001              2000
                                           ----              -------            ----             ----              ----
Revenue
Premiums                                  $ 25,979,000     $ 23,295,000      $14,077,000      $13,151,000      $12,876,000
Net investment income                       15,939,000       17,303,000       12,540,000       12,947,000       12,136,000
Net mortuary and cemetery sales             11,661,000       10,944,000       10,638,000        9,881,000        8,741,000
Realized (losses) gains on investments          74,000           (2,000)       1,021,000           10,000          424,000
Mortgage fee income                         62,690,000       92,955,000       57,008,000       40,086,000       22,922,000
Other                                          855,000          550,000          479,000          152,000          305,000
                                          ------------     ------------      -----------      -----------      -----------
Total revenue                              117,198,000      145,045,000       95,763,000       76,227,000       57,404,000
                                          ------------     ------------      -----------      -----------      -----------

Expenses
Policyholder benefits                       23,362,000       21,755,000       13,756,000       11,775,000       12,931,000
Amortization of deferred
  policy acquisition costs                   4,602,000        4,929,000        3,994,000        3,870,000        3,189,000
General and administrative expenses         82,097,000      102,926,000       68,459,000       52,247,000       35,959,000
Interest expense                             2,174,000        3,642,000        1,970,000        2,791,000        2,126,000
Cost of goods and services of
  the mortuaries and cemeteries              2,304,000        2,328,000        2,045,000        1,772,000        1,952,000
                                          ------------     ------------      -----------      -----------      -----------
Total benefits and expenses                114,539,000      135,580,000       90,224,000       72,455,000       56,157,000
                                          ------------     ------------      -----------      -----------      -----------
Income before income tax expense             2,659,000        9,465,000        5,539,000        3,772,000        1,247,000
Income tax expense                            (652,000)      (2,891,000)      (1,565,000)        (913,000)        (305,000)
Minority interest in (income)
   loss of subsidiary                          115,000           22,000           18,000          (18,000)         (46,000)
                                          ------------     ------------      -----------      ----------      -----------
Net earnings                              $  2,122,000     $  6,596,000      $ 3,992,000      $ 2,841,000      $   896,000
                                          ============     ============      ===========      ===========      ===========

Net earnings per common share(3)                  $.35            $1.13             $.72             $.52             $.16
                                                  ====            =====             ====             ====             ====
Weighted average outstanding
   common shares (3)                         6,002,000        5,852,000        5,573,000        5,485,000        5,511,000
Net earnings per common
   share-assuming dilution(3)                     $.34            $1.10             $.69             $.52             $.16
                                                  ====            =====             ====             ====             ====
Weighted average outstanding
   common shares-assuming dilution (3)        6,218,000       6,003,000        5,744,000        5,486,000        5,528,000


Item 6.  Selected Financial Data - The Company and Subsidiaries (Consolidated) (Continued)

Balance Sheet Data:
                                                                          December 31,

                                       2004(2)         2003           2002(1)        2001           2000
                                      -------         -------         ----           ----           ----
Assets
Investments and restricted assets   $183,876,000   $112,006,000   $106,161,000   $ 94,514,000   $108,810,000
Cash                                  15,334,000     19,704,000     38,199,000      8,757,000     11,275,000
Receivables                           53,737,000    120,698,000    102,590,000     59,210,000     36,413,000
Other assets                          63,527,000     61,075,000     61,112,000     51,088,000     52,249,000
                                    ------------   ------------   ------------   ------------   ------------
Total assets                        $316,474,000   $313,483,000   $308,062,000   $213,569,000   $208,747,000
                                    ============   ============   ============   ============   ============

Liabilities
Policyholder benefits               $226,785,000   $220,739,000   $217,895,000   $142,291,000   $141,755,000
Notes & contracts payable             13,331,000     17,863,000     19,273,000     12,098,000     14,046,000
Cemetery & mortuary liabilities       10,789,000     10,562,000     10,076,000      9,344,000      8,659,000
Other liabilities                     20,091,000     21,187,000     22,007,000     15,630,000     12,921,000
                                    ------------   ------------   ------------   ------------   ------------
Total liabilities                    270,996,000    270,351,000    269,251,000    179,363,000    177,381,000
                                    ------------   ------------   ------------   ------------   ------------

Minority interest                      3,813,000      3,957,000      4,298,000      4,237,000      4,625,000

Stockholders' equity                  41,665,000     39,175,000     34,513,000     29,969,000     26,741,000
                                    ------------   ------------   ------------   ------------   ------------
Total liabilities and
  stockholders' equity              $316,474,000   $313,483,000   $308,062,000   $213,569,000   $208,747,000
                                    ============   ============   ============   ============   ============


(1) Reflects the asset purchase transaction with Acadian Life Insurance Company on December 23, 2002.

(2) Includes the purchase of Paramount Life Insurance Company, now Security National Life Insurance Company of Louisiana, on March 16, 2004.

(3) Earnings per share amounts have been adjusted for the effect of annual stock dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

The Company's operations over the last several years generally reflect three trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies and traditional whole life products; (ii) emphasis on cemetery and mortuary business; and (iii) capitalizing on lower interest rates by originating and refinancing mortgage loans and other "niche" mortgage products.

SecurityNational Mortgage Company ("SNMC") is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions, including the Company's insurance subsidiaries. SNMC receives fees from the borrowers and other secondary fees from third party investors who purchased the loans from SNMC. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC.

As of December 31, 2004, SNMC had 17 branches in seven states. In 2001, SNMC opened wholesale branches in Phoenix, Arizona and Houston, Texas. In 2003, SNMC opened offices in Tampa and Jacksonville, Florida; Las Vegas, Nevada; Denver, Colorado; Bountiful, Utah; and Dallas, Texas. SNMC opened one office in 2004 at Cape Coral, Florida. SNMC originated and sold 11,567 loans ($1,781,000,000 loan amount), 17,494 loans ($2,560,000,000 loan amount), and 11,737 loans
($1,721,000,000 loan amount) in 2004, 2003 and 2002, respectively. SNMC's loan volume decreased in 2004 due to an increase in interest rates resulting in fewer borrowers refinancing their loans.

On December 17, 1998, the Company purchased all of the outstanding shares of common stock of SSLIC Holding Company, formerly Consolidare Enterprises, Inc., and Insuradyne Corporation for a total cost of $12,248,194. As of December 31, 2004, Security National Life and its wholly-owned subsidiary, SSLIC Holding Company, held approximately 77% of the outstanding shares of common stock of Southern Security Life Insurance Company.

In addition, effective on January 1, 2005, Security National Life and its wholly-owned subsidiary, SSLIC Holding Company, completed a merger transaction with Southern Security Life Insurance Company in which SSLIC Holding Company was merged with Southern Security Life Insurance Company, which resulted in Southern Security Life Insurance Company becoming a wholly-owned subsidiary of Security National Life and the unaffiliated stockholders of Southern Security Life Insurance Company becoming entitled to receive an aggregate of $1,884,733 for their shares.

On December 23, 2002, the Company completed an asset purchase transaction with Acadian Life Insurance Company, a Louisiana domiciled life insurance company, in which it acquired from Acadian $75,000,000 in assets and $75,000,000 in insurance reserves through its wholly owned subsidiary, Security National Life Insurance Company, a Utah domiciled life insurance company. The acquired assets consist primarily of approximately 275,000 funeral insurance policies in force in the state of Mississippi. The assets were originally acquired by Acadian from Gulf National Life Insurance Company on June 6, 2001, consisting of all of the insurance policies of Gulf National Life Insurance Company that were in force and in effect on June 1, 2001.

On March 16, 2004, Security National Life purchased all of the outstanding common stock of Paramount Security Life Insurance Company, now known as Security National Life of Louisiana, a Louisiana domiciled insurance company located in Shreveport, Louisiana. As of December 31, 2003, Security National Life of Louisiana had

9,383 policies in force and 29 agents. There were no material changes in the number of policies in force or the number of agents between December 31, 2003 and March 16, 2004. The purchase consideration was $4,398,000 and was effective January 26, 2004. Security National Life of Louisiana is licensed in the State of Louisiana where it is permitted to appoint agents who do not have a full life insurance license.

These agents are limited to selling small life insurance policies in the final expense market. The Company believes that with this license it will be able to expand its operations in Louisiana. The Company is servicing Security National Life of Louisiana policyholders out of its Jackson, Mississippi office and has closed its Shreveport office.

Significant Accounting Policies

The following is a brief summary of our significant accounting policies and a review of our most critical accounting estimates. Please also refer to Note 1 of our consolidated financial statements.

Insurance Operations

In accordance with accounting principles generally accepted in the United States of America (GAAP), premiums and considerations received for interest sensitive products such as universal life insurance and ordinary annuities are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for these products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses. The Company receives investment income earned from the funds deposited into account balances, a portion of which is passed through to the policyholders in the form of interest credited. Interest credited to policyholder account balances and benefit claims in excess of policyholder account balances are reported as expenses in the consolidated financial statements.

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

Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year on the level of claims incurred under insurance retention limits. The profitability of the Company is primarily affected by fluctuations in mortality, other policyholder benefits, expense levels, interest spreads (i.e., the difference between interest earned on investments and interest credited to policyholders) and persistency. The Company has the ability to mitigate adverse experience through sound underwriting, asset/liability duration matching, sound actuarial practices, adjustments to credited interest rates, policyholder dividends or cost of insurance charges.

Cemetery and Mortuary Operations

Pre-need sales of funeral services and caskets - revenue and costs associated with the sales of pre-need funeral services and caskets are deferred until the services are performed or the caskets are delivered.

Pre-need sales of cemetery internment rights (cemetery burial property) - revenue and costs associated with the sales of pre-need cemetery internment rights are recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, "Accounting for the Sales of Real Estate" (SFAS No. 66). Under SFAS 66, recognition of revenue and associated costs from constructed cemetery property must be deferred until a minimum percentage of the sales price has been collected. Revenues related to the pre-need sale of unconstructed cemetery property will be deferred until such property is constructed and meets the criteria of SFAS 66, described above.

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

Revenues and costs for at-need sales are recorded when a valid contract exists, the services are performed, collection is reasonably assured and there are no significant obligations remaining.

Mortgage Operations

Mortgage fee income is generated through the origination and refinancing of mortgage loans and is realized in accordance with SFAS No. 140.

The majority of loans originated are sold to third party investors. The amounts sold to investors are shown on the balance sheet as due from sale of loans, and are shown on the basis of the amount of fees due from the investors.

Use of Significant Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the financial statements. The following is a summary of our significant accounting estimates, and critical issues that impact them:

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

Allowance for Doubtful Accounts

The Company accrues an estimate of potential losses for the collection of receivables. The significant receivables are the result of receivables due on mortgage loans sold to investors, cemetery and mortuary operations, mortgage loan operations and other receivables. The allowance is based upon the Company's experience. The critical issues that would impact recovery of the cemetery and mortuary receivables is the overall economy. The critical issues that would impact recovery of mortgage loan operations would be interest rate risk and loan underwriting.

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

Deferred Pre-need Cemetery and Funeral Contracts Revenues and Estimated Future Cost of Pre-need Sales

The revenue and cost associated with the sales of pre-need cemetery merchandise and funeral services are deferred until the merchandise is delivered or the service is performed.

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

Deferred Compensation

The Company has deferred compensation agreements with several of its current and past executive officers. The deferred compensation is payable upon retirement or death of these individuals either in annual installments (10 years) or lump sum settlement, if approved by the Board of Directors. The Company has accrued the present value of these benefits based upon their future retirement dates and other factors, on its consolidated financial statements.

Depreciation

Depreciation is calculated principally on the straight-line-method over the estimated useful lives of the assets which range from 3 to 40 years. Leasehold improvements are amortized over the lesser of the useful life or remaining lease terms.

Results of Operations

2004 Compared to 2003

Total revenues decreased by $27,847,000, or 19.2%, from $145,045,000 for fiscal year 2003 to $117,198,000 for fiscal year 2004. Contributing to this decrease in total revenues was a $30,265,000 decrease in mortgage fee income and a $1,364,000 decrease in net investment income. This decrease was partially offset by an increase in mortuary and cemetery sales of $717,000, an increase in insurance premium and other considerations of $2,684,000, an increase in realized gains on investments of $76,000 and an increase in other revenue of $305,000.

Insurance premiums and other considerations increased by $2,684,000, from $23,295,000 in 2003 to $25,979,000 in 2004. This increase was primarily due to the additional insurance premiums that were realized on new insurance sales and included premiums from policies acquired from Paramount Security Life Insurance Company in 2004.

Net investment income decreased by $1,364,000, from $17,303,000 in 2003 to $15,939,000 in 2004. This decrease was primarily attributable to reduced interest income on fewer mortgage loans originated by SecurityNational Mortgage Company during 2004.

Net mortuary and cemetery sales increased by $717,000, from $10,944,000 in 2003 to $11,661,000 in 2004. This increase was primarily due to pre-need cemetery sales.

Realized gains on investments and other assets increased by $76,000, from a loss of $2,000 in 2003 to a gain of $74,000 in 2004.

Other  revenue  increased by $305,000 from $550,000 in 2003 to $855,000 in 2004.
Other revenue increased in part from the recovery of funds from a member of management who was found to have fraudulently obtained expense reimbursements over a period of several years. The total amount of payments that the employee fraudulently obtained was $111,000. The employee was terminated and the Company demanded and received full restitution. The employee made restitution by transferring to the Company shares of the Company's common stock that the employee owned at the time he was terminated.

Mortgage fee income decreased by $30,265,000, from $92,955,000 in 2003 to $62,690,000 in 2004. This decrease was primarily attributable to a decrease in the number of loan originations during 2004 due to an increase in interest rates resulting in fewer borrowers refinancing mortgage loans.

Total benefits and expenses were $114,539,000 for 2004, which constituted 97.7% of the Company's total revenues, as compared to $135,580,000, or 93.5% of the Company's total revenues for 2003.

During 2004, there was a net increase of $1,607,000 in death benefits, surrenders and other policy benefits, and in future policy benefits from $21,755,000 in 2003 to $23,362,000 in 2004. This net increase was the result of an increase in reserves for policyholders offset by decreases in death benefits, and surrenders and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired decreased by $327,000, from $4,929,000 in 2003 to $4,602,000 in 2004. This decrease was primarily due to reduced amortization of deferred policy acquisition costs and cost of insurance acquired, which is in line with actuarial assumptions.

General and administrative expenses decreased by $20,829,000, from $102,926,000 in 2003 to $82,097,000 in 2004. Contributing to this decrease was an $18,846,000 decrease in commission expenses, from $67,537,000 in 2003 to $48,691,000 in 2004 due to fewer mortgage loan originations made by SecurityNational Mortgage Company during 2004. Salaries increased $312,000, from $14,080,000 in 2003 to $14,392,000 in 2004 primarily due to merit increases. Other expenses decreased $2,295,000, from $21,310,000 in 2003 to $19,015,000 in 2004. These decreases were primarily the result of reduced expenses due to fewer mortgage loan originations made by SecurityNational Mortgage Company during 2004.

Interest expense decreased by $1,468,000,  from $3,642,000 in 2003 to $2,174,000 in 2004. This decrease was primarily due to reduced warehouse lines of credit required for fewer mortgage loan originations by SecurityNational Mortgage Company during 2004.

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

General and administrative expenses increased by $34,467,000, from $68,459,000 in 2002 to $102,926,000 in 2003. Contributing to this increase was a $25,422,000 increase in commission expenses, from $42,114,000 in 2002 to $67,537,000 in 2003. Salaries increased $3,666,000, from $10,414,000 in 2002 to $14,080,000 in
2003.  Other  expenses  increased  $5,379,000,   from  $15,931,000  in  2002  to
$21,310,000 in 2003. These increases were primarily the result of additional expenses due to increased numbers of loan originations made by the Company's mortgage subsidiary in 2003 and to additional expenses associated with the asset purchase transaction with Acadian Life.

Interest expense increased by $1,672,000,  from $1,970,000 in 2002 to $3,642,000 in 2003. This increase was primarily due to additional warehouse lines of credit required from the additional mortgage loan originations by the Company's mortgage subsidiary, SecurityNational Mortgage Company, and bank borrowings for the asset purchase transaction with Acadian Life.

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

The Company's investment policy is to invest predominately in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $81,051,000 as of December 31, 2004 compared to $51,564,000 as of December 31, 2003. This represents 62% of the total insurance related investments in 2004 as compared to 48% in 2003. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At December 31, 2004, 2% ($1,659,000) and at December 31, 2003, 3% ($1,739,000) of the Company's total bond investments were invested in bonds in rating categories three through six which are considered non-investment grade.

If market conditions were to cause interest rates to change, the market value of the fixed income portfolio (approximately $149,469,000) could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

                             -200 bps       -100 bps     +100 bps     +200 bps
                             --------       --------     --------     --------
Change in
   Market Value
   (in thousands)            $18,169        $10,620     $(12,346)     $(26,842)

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2004 and 2003, the life subsidiaries exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $54,995,000 and $57,039,000 as of December 31, 2004 and 2003,
respectively. Stockholders' equity as a percent of total capitalization was 76% and 69% as of December 31, 2004 and 2003, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2004 was 9.0%, as compared to a rate of 8.6% in 2003.

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

The Company entered into an Administrative Services Agreement dated December 17, 1998 with SSLIC. Under the terms of the agreement, the Company agreed to provide SSLIC with certain defined administrative and financial services, including accounting services, financial reports and statements, actuarial, policyholder services, underwriting, data processing, legal, building management, marketing advisory services and investment services. In consideration for the services to be provided by the Company, SSLIC will pay the Company an administrative services fee of $250,000 per month, or $3,000,000 on an annual basis, which may be increased, beginning on January 1, 2001, to reflect increases in the Consumer Price Index over the index amount as of January 1, 2000. However, such fee is to be reduced to zero for so long as the capital and surplus of SSLIC is less than or equal to $6,000,000, unless SSLIC and the Company otherwise agree in writing and such agreement is approved by the Florida Department of Insurance. The Company has not made any increases in the amount of the Administrative Services Fee to reflect increases in the Consumer Price Index.

The Administrative Services Agreement is to remain in effect for an initial term expiring on December 16, 2003. The term of the agreement was automatically extended for an additional one-year term expiring December 16, 2004. The agreement may be automatically extended for additional one-year terms unless either the Company or SSLIC shall deliver a written notice on or before September 30 of any year stating to the other its desire not to extend the term of the agreement. Neither the Company nor SSLIC provided written notice prior to September 30, 2004, stating a desire not to extend the term of the agreement. As a result, the agreement will be extended for an additional one-year term ending December 31, 2005.

Effective as of January 1, 2005, Security National Life and SSLIC Holding Company, a wholly owned subsidiary of Security National Life, completed a merger transaction with Southern Security Life Insurance Company. Under the terms of the merger and pursuant to the Agreement and Plan of Reorganization, dated August 25, 2004, including the amendment thereto dated December 27, 2004, SSLIC Holding Company was merged with and into Southern Security Life Insurance Company, which resulted in (i) Southern Security Life Insurance Company becoming a wholly-owned subsidiary of Security National Life Insurance Company, and (ii) the unaffiliated stockholders of Southern Security Life Insurance Company, holding an aggregate of 490,816 shares of common stock, becoming entitled to receive $3.84 in cash for each issued and outstanding share of their common stock of Southern Security Life Insurance Company, or an aggregate of $1,884,733.

As a result of the merger, the separate existence of SSLIC Holding Company ceased as Southern Security Life Insurance Company became the surviving corporation of the merger. Southern Security Life Insurance Company continues to be governed by the laws of the State of Florida, and its separate corporate existence continues unaffected by the merger. In addition, as a result of the merger, Security National Life owns all of the issued and outstanding common shares of Southern Security Life Insurance Company. Security National Financial Corporation, through its affiliates, Security National Life Insurance Company and SSLIC Holding Company, owned 76.7% of the Company's outstanding common shares prior to the merger.

The purpose of the merger is to terminate the registration of the common stock of Southern Security Life Insurance Company under the Securities Exchange Act of 1934 (by reducing the number of its stockholders of record to fewer than 300 stockholders) and the Nasdaq listing of the common stock, reduce expenses associated with such registration and listing, and provide the stockholders an opportunity to sell their shares in an illiquid trading market without incurring brokerage commissions. As a result of becoming a non-reporting company, Southern Security Life Insurance Company is no longer required to file periodic reports with the SEC, including among other things, annual reports on Form 10-K and quarterly reports on Form 10-Q, and is no longer subject to the SEC's proxy rules. In addition, its common stock is no longer eligible for trading on the Nasdaq SmallCap Market.

On December 23, 2002, the Company completed an asset purchase transaction through its wholly owned subsidiary, Security National Life with Acadian from which it acquired $75,000,000 in assets and $75,000,000 in insurance reserves. The acquired assets consist primarily of approximately 275,000 funeral insurance policies in force in the state of Mississippi. The assets were originally acquired by Acadian from Gulf National Life Insurance Company on June 6, 2001, which, at that time, consisted of all of the insurance policies of Gulf National Life Insurance Company in force and in effect on June 1, 2001 (the "Reinsured Business").

As a part of the transaction, Security National Life entered into a coinsurance agreement with Acadian, in which Security National Life agreed to reinsure all the liabilities related to policies held by Mississippi policyholders. The terms included the payment of all legal liabilities, obligations, claims and commissions of the acquired policies. The effective date of the coinsurance agreement was September 30, 2002, following Acadian's recapture of the insurance in force from its reinsurer Scottish Re (U.S.) Inc. on September 30, 2002.

The  coinsurance  agreement  further  provides  that  Acadian is required to pay
Security National Life an initial coinsurance premium in cash or assets acceptable to Security National Life in an amount equal to the full coinsurance reserves, not including the incurred but not reported (IBNR) reserve as of the effective date. The ceding commission to be paid by Security National Life to Acadian for the reinsured policies is to be the recapture amount to be paid by Acadian to Scottish Re (U.S.), Inc., which was approximately $10,000,000. After the initial coinsurance premium, the coinsurance premiums payable by Acadian to Security National Life are to be equal to all of the premiums collected by Acadian on the reinsurance policies subsequent to December 31, 2002.

On January 1, 2003, Security National Life entered into an assumption agreement effective January 1, 2003, with Acadian, in which Security National Life agreed to assume certain of the liabilities related to the reinsurance policies. Under the terms of the assumption agreement, Acadian agreed to cede to Security National Life, and Security National Life agreed to assume the stated insurance risks and contractual obligations of Acadian relating to the Reinsured Business. Security National Life agreed to pay all legal liabilities and obligations, including claims and commissions, of Acadian with respect to the Reinsured Business arising on or after January 1, 2003, in accordance with the terms and conditions of the reinsured policies.

On March 16, 2004, Security National Life purchased all of the outstanding common stock of Paramount Security Life Insurance Company, now known as Security National Life of Louisiana, a Louisiana domiciled insurance company located in Shreveport, Louisiana. As of December 31, 2003, Security National Life of Louisiana had 9,383 policies in force and 29 agents. There were no material changes in the number of policies in force or the number of agents between December 31, 2003 and March 16, 2004. The purchase consideration was $4,398,000 and was effective January 26, 2004. Security National Life of Louisiana is licensed in the State of Louisiana where it is permitted to appoint agents who do not have a full life insurance license.

These agents are limited to selling small life insurance policies in the final expense market. The Company believes that with this license it will be able to expand its operations in Louisiana. The Company is servicing Security National Life of Louisiana policyholders out of its Jackson, Mississippi office and has closed its Shreveport office.

At December 31, 2004, $27,208,316 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's insurance subsidiaries. The life insurance subsidiaries need to comply with applicable state regulations before a dividend can be paid to their parent company.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about their businesses without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. The Company desires to take advantage of the "safe harbor" provisions of the act.

Forward-Looking Statements

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

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to five years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2004, are approximately as follows:

                           Years Ending December 31:
                           -------------------------
                          2005             $  588,000
                          2006                381,000
                          2007                 97,000
                          2008                 90,000
                          2009                 49,000
                                           ----------
                             Total         $1,205,000

Total rent expense related to these non-cancelable operating leases for the years ended December 31, 2004, 2003 and 2002 was approximately $734,000, $396,000 and $200,000, respectively.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after September 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance may have been accounted for as equity, must now be accounted for as liabilities (or an asset in some circumstances). The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This Statement is effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company entered into an agreement with a stockholder in August 2003, in which it purchased 124,000 shares of Class A Common Stock from this stockholder for $6.00 per share. The purchase of these shares is reflected in treasury stock. Also, under the terms of this agreement, the stockholder has agreed not to purchase or control, directly or indirectly, any additional shares of Class A or Class C Common Stock through August 2007, and on August 27, 2004, 2005, and 2006, the stockholder may request, but is not obligated to request, the Company to purchase an additional 100,000 shares of Class A Common Stock held by this stockholder for $6.00 per share. On October 26, 2004, the Company completed the stock purchase agreement, when the Company purchased the remaining amount of 51,929 shares, thus under the agreement the Company will not be required to purchase any additional shares.

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

In December 2004, FASB revised SFAS 123 to Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(R) also requires that the cost of all share-based transactions be recorded in the financial statements. The revised pronouncement must be adopted by the Company by July 1, 2005. Implementation of SFAS 123(R) will not have a significant impact on the Company's consolidated financial statements in the period of implementation. However, any future stock options granted could have a significant impact on the Company's consolidated financial statements.

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



Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                    Page No.

Financial Statements:

    Report of Independent Registered Public Accounting Firm............36

    Consolidated Balance Sheet, December 31,
    2004 and 2003......................................................37

    Consolidated Statement of Earnings,
    Years Ended December 31, 2004, 2003, and 2002......................39

    Consolidated Statement of Stockholders'
    Equity, Years Ended December 31, 2004, 2003
    and 2002. .........................................................40

    Consolidated Statement of Cash Flows,
    Years Ended December 31, 2004, 2003 and 2002.......................41

    Notes to Consolidated Financial Statements.........................43


Financial Statement Schedules:

 I. Summary of Investments -- Other than
      Investments in Related Parties...................................83

II.   Condensed Financial Information of Registrant....................85

IV.   Reinsurance......................................................91

 V.   Valuation and Qualifying Accounts................................92


All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM















To the Board of Directors and Stockholders of Security National Financial Corporation

We have audited the accompanying consolidated balance sheet of Security National Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the three years in the period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the amounts included in the consolidated financial statement schedules as listed in the accompanying index under Item 8. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





/s/   TANNER  LC

Salt Lake City, Utah
March 31, 2005



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                                                 December 31,
Assets:                                                      2004           2003
-------                                                      ----           ----
Insurance-related investments:
Fixed maturity securities
  held to maturity, at amortized cost (market
  $72,330,878 and $38,624,978 for 2004 and 2003)         $ 69,984,761     $ 37,293,989
Fixed maturity securities available
  for sale, at market (cost $10,486,309 in 2004
  and $13,214,057 in 2003)                                 11,066,025       14,270,037
Equity securities available for sale,
  at market (cost $2,037,249 and $1,981,461
  for 2004 and 2003)                                        4,166,769        3,453,444
Mortgage loans on real estate and construction loans,
  net of allowances for losses of $254,893
  and $14,893 for 2004 and 2003                            65,831,586       29,914,745
Real estate, net of accumulated
  depreciation and allowances for
  losses of $4,408,030 and $4,059,934
  for 2004 and 2003                                         9,709,129        8,519,680
Policy, student and other loans                            13,312,471       11,753,617
Short-term investments                                      4,628,999        2,054,248
                                                         ------------     ------------
     Total insurance-related investments                  178,699,740      107,259,760
                                                         ------------     ------------
Restricted assets of cemeteries and mortuaries              5,176,463        4,745,709
                                                         ------------     ------------
Cash                                                       15,333,668       19,704,358
                                                         ------------     ------------
Receivables:
  Trade contracts                                           5,333,891        5,173,964
  Mortgage loans sold to investors                         47,167,150      114,788,185
  Receivable from agents                                    1,416,211        1,318,958
  Receivable from officers                                      1,540           37,540
  Other                                                     1,120,157        1,086,523
                                                         ------------     ------------
     Total receivables                                     55,038,949      122,405,170
  Allowance for doubtful accounts                          (1,302,368)      (1,706,678)
                                                         ------------     ------------
  Net receivables                                          53,736,581      120,698,492
                                                         ------------     ------------
Policyholder accounts on deposit
  with reinsurer                                            6,689,422        6,795,983
Cemetery land and improvements held for sale                8,547,764        8,387,061
Accrued investment income                                   1,743,721        1,142,690
Deferred policy and pre-need
  contract acquisition costs                               20,181,818       17,202,489
Property and equipment, net                                10,520,665       11,009,416
Cost of insurance acquired                                 14,053,497       14,980,763
Excess of cost over net assets
  of acquired subsidiaries                                    683,191          683,191
Other                                                       1,107,230          873,424
                                                         ------------     ------------
     Total assets                                        $316,473,760     $313,483,336
                                                         ============     ============


See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                                                          December 31,
                                                      2004             2003
                                                      ----             ----
Liabilities:
------------
Future life, annuity, and other
  policy benefits                                $224,529,539     $218,793,693
Unearned premium reserve                            2,254,991        1,945,203
Bank loans payable                                 10,442,106       14,422,670
Notes and contracts payable                         2,888,539        3,440,694
Deferred pre-need cemetery and funeral
  contract revenues                                10,762,357       10,520,280
Accounts payable                                    1,064,269        1,274,183
Funds held under reinsurance treaties               1,184,463        1,294,589
Other liabilities and accrued expenses              6,371,343        7,745,120
Income taxes                                       11,497,967       10,914,845
                                                 ------------     ------------
     Total liabilities                            270,995,574      270,351,277
                                                 ------------     ------------

Commitments and contingencies                         --               --
                                                 ------------     ------------

Minority interest                                   3,813,346        3,956,628
                                                 ------------     ------------

Stockholders' Equity:
Common stock:
  Class A: $2 par value, authorized
    10,000,000 shares, issued 6,755,870
    shares in 2004 and 6,275,104 shares in 2003    13,511,740       12,550,208
  Class C:  convertible, $0.20 par value,
    authorized 7,500,000 shares, issued
    6,468,199 shares in 2004 and 6,469,638
    shares in 2003                                  1,293,641        1,293,927
                                                 ------------     ------------
     Total common stock                            14,805,381       13,844,135
Additional paid-in capital                         14,922,851       13,569,582
Accumulated other comprehensive (loss)
  and other items, net of deferred
  taxes of $445,761 and $274,091 for
  2004 and 2003, respectively                         (11,352)        (437,973)
Retained earnings                                  15,365,259       15,414,681
Treasury stock at cost (1,315,075
   Class A shares and 79,103 Class C
   shares in 2004; 1,276,518 Class A
   shares and 75,336 Class C shares
   in 2003, held by affiliated companies)          (3,417,299)      (3,214,994)
                                                 ------------     ------------
     Total stockholders' equity                    41,664,840       39,175,431
                                                 ------------     ------------
         Total liabilities and
          stockholders' equity                   $316,473,760     $313,483,336
                                                 ============     ============

See accompanying notes to consolidated financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statement of Earnings


                                                          Years Ended December 31,
                                                          ------------------------
                                                   2004             2003             2002
                                                   ----             ----             ----
Revenues:
Insurance premiums and other considerations    $ 25,979,341     $ 23,294,373      $14,076,652
Net investment income                            15,939,176       17,302,597       12,539,430
Net mortuary and cemetery sales                  11,661,053       10,944,365       10,638,754
Realized gains (losses) on investments
  and other assets                                   74,431           (2,155)       1,020,820
Mortgage fee income                              62,689,391       92,955,165       57,008,283
Other                                               854,425          550,064          479,424
                                               ------------     ------------      -----------
  Total revenue                                 117,197,817      145,044,409       95,763,363
                                               ------------     ------------      -----------

Benefits and expenses:
Death benefits                                   13,248,960       13,315,266        5,637,217
Surrenders and other policy benefits              1,291,621        1,726,275        2,086,829
Increase in future policy benefits                8,821,497        6,712,961        6,031,685
Amortization of deferred
  policy and pre-need acquisition
  costs and cost of insurance acquired            4,602,072        4,929,006        3,993,393
General and administrative expenses:
  Commissions                                    48,690,807       67,536,703       42,114,240
  Salaries                                       14,391,958       14,079,908       10,414,392
  Other                                          19,014,776       21,309,897       15,930,804
Interest expense                                  2,173,778        3,642,046        1,970,342
Cost of goods and services sold of the
  mortuaries and cemeteries                       2,303,821        2,327,475        2,045,476
                                               ------------     ------------      -----------

  Total benefits and expenses                   114,539,290      135,579,537       90,224,378
                                               ------------     ------------      -----------

Earnings before income taxes                      2,658,527        9,464,872        5,538,985
Income tax expense                                 (651,536)      (2,890,669)      (1,565,393)
Minority interest                                   115,281           22,294           17,688
                                               ------------     ------------      -----------
  Net earnings                                 $  2,122,272     $  6,596,497      $ 3,991,280
                                               ============     ============      ===========

Net earnings per common share (1)                      $.35            $1.13             $.72
                                                       ====            =====             ====

  Weighted average
    outstanding common shares (1)                 6,001,861        5,851,814        5,572,783

Net earnings per common share
  assuming dilution (1)                                $.34            $1.10             $.69
                                                       ====            =====             ====

  Weighted average outstanding common
    shares assuming dilution (1)                  6,217,951        6,003,773        5,744,154


See  accompanying notes to consolidated  financial statements.

(1) Earnings per share amounts have been adjusted for the effect of annual stock dividends.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity

                                                                            Accumulated
                                                                               Other
                                                             Additional    Comprehensive
                                    Class           Class      Paid-in      Income (loss),   Retained     Treasury
                                      A               C        Capital    and Other Items    Earnings       Stock        Total
                                  --------         -------    ---------   ---------------    --------       -----        -----
Balance  as of  January 1, 2002  $10,727,182     $1,222,686    $10,168,523   $1,223,930   $ 9,989,230    $(3,362,233)  $29,969,318
Comprehensive income:
  Net earnings                        --             --              --           --        3,991,280         --         3,991,280
  Unrealized losses                   --             --              --         (32,067)          --          --           (32,067)
                                                                                                                       ----------
Total comprehensive income            --             --              --           --              --          --         3,959,213
                                                                                                                       ----------
Stock dividends                      552,024         58,883        690,316        --       (1,301,223)        --            --
Conversion Class C to Class A         45,036        (45,036)         --           --              --          --            --
Exercise of stock options            264,742          --           422,003        --         (686,745)        --            --
Sale of treasury stock                 --             --             --           --              --         584,880       584,880
                                 -----------     ----------     -----------  -----------  ------------   -----------   -----------
Balance at December 31, 2002     $11,588,984     $1,236,533     $11,280,842  $1,191,863   $11,992,542    $(2,777,353)  $34,513,411
                                 -----------     ----------     -----------  ----------   -----------    -----------   -----------

Comprehensive income:
  Net earnings                   $     --         $   --        $    --      $   --       $ 6,596,497    $    --       $  6,596,497
  Unrealized gains                     --             --             --         352,784          --           --            352,784
                                                                                                                       -----------
Total comprehensive income             --             --             --          --              --           --          6,949,281
                                                                                                                       -----------
Acquisition of Company Stock
  held in escrow (see note 17)         --             --             --      (1,982,620)         --           --         (1,982,620)
Stock dividends                      603,549         61,617       1,529,240      --        (2,194,406)        --            --
Conversion Class C to Class A          4,225         (4,223)             (2)     --              --           --            --
Exercise of stock options            353,450          --            759,502      --          (979,952)        --            133,000
Purchase of treasury stock             --             --              --         --              --         (437,641)     (437,641)
                                 -----------    -----------     -----------  ----------   -----------    -----------   -----------
Balance at December 31, 2003     $12,550,208     $1,293,927     $13,569,582  $ (437,973)  $15,414,681    $(3,214,994   $39,175,431
                                 -----------    -----------     -----------  ----------   -----------    -----------   -----------

Comprehensive income:
  Net earnings                   $     --        $    --       $      --     $   --       $ 2,122,272    $    --       $  2,122,272
  Unrealized gain                      --             --              --        426,621         --            --            426,621
                                                                                                                       -----------
Total comprehensive income             --             --              --         --             --            --          2,548,893
                                                                                                                       -----------
Exercise of stock options            255,776          --            775,801      --        (1,031,577)        --             --
Purchase of Treasury stock             --             --              --         --             --          (422,946)      (422,946)
Sale of Treasury stock                 --             --            142,500      --             --            220,641       363,141
Stock dividends                      643,864         61,602         433,862      --        (1,139,328)        --             --
Conversion Class C to Class A         61,892        (61,888)          1,106      --              (789)        --               321
                                 -----------     ----------     -----------  ----------   -----------    -----------   -----------
Balance at December 31, 2004     $13,511,740     $1,293,641     $14,922,851  $  (11,352)  $15,365,259    $(3,417,299)  $41,664,840)
                                 ===========     ==========     ===========  ==========   ===========    ===========   ===========

See accompanying notes to consolidated financial statements



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                                                                            Years Ended December 31,
                                                                            ------------------------
                                                                              2004             2003            2002
                                                                              ----             ----            ----
Cash flows from operating activities:
     Net earnings                                                          $ 2,122,272     $ 6,596,497     $ 3,991,280
     Adjustments to reconcile net earnings
       to net cash provided by (used in) operating
      activities:
          Realized (gains) losses on investments
               and other assets                                                (74,431)          2,155      (1,020,820)
          Depreciation                                                       2,013,113       1,866,924       1,553,399
          Provision for losses on real estate
              accounts and loans receivable                                   (165,781)        225,072        (300,412)
          Amortization of premiums and discounts                                (2,489)         44,092         121,329
          Provision for deferred income taxes                                  636,430       2,862,343         970,139
          Policy and pre-need acquisition costs deferred                    (6,051,793)     (4,527,546)     (4,462,624)
          Policy and pre-need acquisition costs amortized                    3,370,763       3,611,674       3,214,710
          Cost of insurance acquired amortized                               1,231,308       1,317,332         778,683
     Change in assets and liabilities net of effects
       from purchases and disposals of subsidiaries:
          Land and improvements held for sale                                 (160,703)         42,154         626,688
          Future life and other benefits                                     9,000,715       7,426,761       5,349,152
          Receivables for mortgage loans sold                               67,621,035     (25,333,080)    (38,760,032)
          Other operating assets and liabilities                            (2,624,510)      3,402,371         975,682
                                                                           -----------     -----------     -----------
              Net cash provided by (used in)
              operating activities                                          76,915,929      (2,463,251)    (26,962,826)
                                                                           -----------     -----------     -----------
Cash flows from investing activities:
     Securities held to maturity:
          Purchase - fixed maturity securities                             (37,371,166)    (15,396,993)     (4,147,878)
          Calls and maturities - fixed maturity securities                   6,293,614      11,147,744       8,025,610
     Securities available for sale:
          Purchases - equity securities                                        (21,993)        (51,921)       (327,726)
          Sales - equity securities                                          2,675,301       3,860,000       3,303,095
     Purchases of short-term investments                                   (29,893,323)    (19,065,874)    (13,819,476)
     Sales of short-term investments                                        26,731,711      22,347,104       9,937,642
     Purchases of restricted assets                                           (262,195)        610,155         (56,899)
     Mortgage, policy, and other loans made                                (78,437,965)    (30,192,467)    (10,129,993)
     Payments received for mortgage, policy, and
          other loans                                                       41,116,662      20,479,056       4,939,374
     Purchases of property and equipment                                    (1,241,898)     (1,623,310)     (1,348,752)
     Cash received on sale of property and equipment                           149,040          --               --
     Purchases of real estate                                               (1,856,931)     (1,807,658)     (3,153,299)
     Cash paid for purchase of subsidiary                                     (304,042)         --               --
     Sale of real estate                                                       352,054       2,287,831       2,825,666
     Cash received in assumed reinsurance transaction                           --              --          55,827,793
                                                                           -----------     -----------     -----------
         Net cash (used in) provided by investing activities               (72,071,131)     (7,406,333)     51,875,157
                                                                           -----------     -----------     -----------





See accompanying notes to the consolidated financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (Continued)


                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                                                2004            2003            2002
                                                                                ----            ----            ----
Cash flows from financing activities:
     Annuity and pre-need contract receipts                                  5,387,393       5,785,310       7,635,422
     Annuity and pre-need contract withdrawals                             (10,276,576)    (10,410,247)    (10,866,398)
     Repayment of bank loans and notes and
        contracts payable                                                   (4,401,500)     (3,695,521)     (1,824,440)
     Proceeds from borrowing on notes and contracts                            135,000          --               --
     Proceeds from borrowings on bank loans and notes
        and contracts payable                                                    --              --          9,000,000
     Stock options exercised                                                     --            133,000           --
     Purchase of Treasury stock                                               (422,946)       (437,641)          --
     Sale of treasury stock                                                    363,141           --            584,880
                                                                           -----------    ------------    ------------
     Net cash (used in) provided by financing activities                    (9,215,488)     (8,625,099)      4,529,464
                                                                           -----------    ------------    ------------
Net change in cash                                                          (4,370,690)    (18,494,683)     29,441,795
                                                                           -----------    ------------    ------------
Cash at beginning of year                                                   19,704,358      38,199,041       8,757,246
                                                                           -----------    ------------    ------------
Cash at end of year                                                        $15,333,668     $19,704,358     $38,199,041
                                                                           ===========    ============    ============


Supplemental Schedule of Cash Flow Information:

The following information shows the non-cash items in connection with the assumption of reinsurance from Acadian Life Insurance Company on December 23, 2002:

     Liabilities assumed:
          Future life, annuity and other policy benefits      $74,199,194
     Less non-cash items:
          Cost of insurance acquired                           (9,106,309)
          Bonds received                                       (9,032,818)
          Policy loans received                                   (82,126)
          Premiums due and unpaid                                (150,148)
                                                              -----------
     Cash received                                            $55,827,793
                                                              ===========

The following information shows the non-cash items in connection with the purchase of Security National Life Insurance Company of Louisiana on March 16, 2004:

     Liabilities assumed:
          Future life, annuity and other policy benefits      $ 1,865,038
     Less non-cash items
          Cost of insurance acquired                             (304,042)
          Bonds received                                       (1,537,801)
          Common stock received                                  (326,325)
          Mortgage loans received                                (471,593)
          Real estate received                                    (32,668)
          Policy loans received                                   (28,180)
          Short-term investments                                  586,601
          Receivables                                             (13,589)
          Accrued investment income                               (24,983)
          Property, plant and equipment                           (16,500)
                                                              -----------
          Cash paid                                           $  (304,042)
                                                              ===========

See accompanying notes to the consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002



1)  Significant Accounting Principles

General Overview of Business

Security National Financial Corporation and its wholly owned subsidiaries (the "Company") operates in three main business segments; life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the intermountain west, California, Florida, Mississippi, Oklahoma and Texas. The cemetery and mortuary segment of the Company consists of five cemeteries in Utah, one cemetery in California, eight mortuaries in Utah and four mortuaries in Arizona. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in Arizona, California, Colorado, Florida, Nevada, Texas and Utah.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles which, for the life insurance subsidiaries, differ from statutory accounting principles prescribed or permitted by regulatory authorities. Certain amounts in prior years have been reclassified to conform with the 2004 presentation.

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

Credit Risk - the risk that issuers of securities owned by the Company, mortgagors of mortgage loans on real estate and obligors on construction loans, will default or that other parties, including reinsurers and holders of cemetery/ mortuary contracts which owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment strategy, by maintaining sound reinsurance and credit and collection policies and by providing for any amounts deemed uncollectible.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


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

Estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The estimates susceptible to significant change are those used in determining the liability for future policy benefits and claims, those used in determining valuation allowances for mortgage loans on real estate, construction loans and other receivables, and those used in determining the estimated future costs for pre-need sales. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company. The Company's subsidiaries at December 31, 2004, are as follows:

Security National Life Insurance Company
SecurityNational Mortgage Company
Memorial Estates, Inc.
Memorial Mortuary
Paradise Chapel Funeral Home
California Memorial Estates
Cottonwood Mortuary, Inc.
Deseret Memorial, Inc.
Holladay Cottonwood Memorial Foundation
Holladay Memorial Park, Inc.
Sunset Funeral Home, Inc.
Greer-Wilson Funeral Home

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


1) Significant Accounting Principles (Continued)

Crystal Rose Funeral Home
Hawaiian Land Holdings
SSLIC Holding Company
Insuradyne Corporation
Southern Security Life Insurance Company (77%)
Security National Life Insurance Company of Louisiana
   (formerly Paramount Security Life Insurance Company)
Security National Capital, Inc.
Security National Funding

All significant intercompany transactions and accounts have been eliminated in consolidation.

On December 17, 1998, the Company purchased all of the outstanding shares of common stock of SSLIC Holding Company, formerly Consolidare Enterprises, Inc., and Insuradyne Corporation for a total cost of $12,248,194. As of December 31, 2004, Security National Life and its wholly owned subsidiary, SSLIC Holding, owned approximately 77% of the outstanding shares of common stock of Southern Security Life Insurance Company. The acquisition was accounted for using the purchase method.

Effective as of January 1, 2005, Security National Life and SSLIC Holding Company, a wholly owned subsidiary of Security National Life, completed a merger transaction with Southern Security Life Insurance Company. Under the terms of the merger and pursuant to the Agreement and Plan of Reorganization, dated August 25, 2004, among Security National Life, SSLIC Holding Company and Southern Security Life Insurance Company, including the amendment thereto dated December 27, 2004, SSLIC Holding Company was merged with and into Southern Security Life Insurance Company, which resulted in (i) Southern Security Life Insurance Company becoming a wholly-owned subsidiary of Security National Life Insurance Company, and (ii) the unaffiliated stockholders of Southern Security Life Insurance Company, holding an aggregate of 490,816 shares of common stock, becoming entitled to receive $3.84 in cash for each issued and outstanding share of their common stock of Southern Security Life Insurance Company, or an aggregate of $1,884,733.

As a result of the merger, the separate existence of SSLIC Holding Company ceased as Southern Security Life Insurance Company became the surviving corporation of the merger. Southern Security Life Insurance Company continues to be governed by the laws of the State of Florida, and its separate corporate existence continues unaffected by the merger. In addition, as a result of the merger, Security National Life owns all of the issued and outstanding common shares of Southern Security Life Insurance Company. Security National Financial Corporation, through its affiliates, Security National Life Insurance Company and SSLIC Holding Company, owned 76.7% of the Company's outstanding common shares prior to the merger.

The purpose of the merger is to terminate the registration of the common stock of Southern Security Life Insurance Company under the Securities Exchange Act of 1934 (by reducing the number of its stockholders of record to fewer than 300 stockholders) and the Nasdaq listing of the common stock, reduce expenses associated with such registration and listing, and provide the stockholders an opportunity to sell their shares in an illiquid trading market without incurring brokerage commissions. As a result of becoming a non-reporting company, Southern Security Life Insurance Company is no longer required to file periodic reports with the SEC, including among other things, annual reports on Form 10-K and quarterly reports on Form 10-Q, and is no longer subject to the SEC's proxy rules. In addition, its common stock is no longer eligible for trading on the Nasdaq SmallCap Market.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


1) Significant Accounting Principles (Continued)

On December 23, 2002, the Company, through its wholly-owned subsidiary Security National Life Insurance Company completed the asset purchase transaction with Acadian Life Insurance Company ("Acadian") from which it acquired from Acadian $75,000,000 in assets and $75,000,000 in statutory insurance reserves. Security National Life paid a ceding commission of $10,254,803. On January 1, 2003,
Security National Life entered into an assumption agreement in which Acadian transferred and assigned to Security National Life all of its right, title and interest in the reinsured policies and Security National Life took over the operations of this block of business. The assets and liabilities acquired have been included in the Company's consolidated balance sheet as of December 31, 2002. Since the Company did not take over the operations from Acadian until January 1, 2003, nothing was included in the consolidated statement of earnings during 2002.

On March 16, 2004, Security National Life purchased all of the outstanding common stock of Paramount Security Life Insurance Company, now known as Security National Life of Louisiana, a Louisiana domiciled insurance company located in Shreveport, Louisiana. As of December 31, 2003, Security National Life of Louisiana had 9,383 policies in force and 29 agents. There were no material changes to the number of policies in force or the number of agents between December 31, 2003 and March 16, 2004. The purchase consideration was $4,398,000 and was effective January 26, 2004. Security National Life of Louisiana is licensed in the State of Louisiana where it is permitted to appoint agents who do not have a full life insurance license. These agents are limited to selling small life insurance policies in the final expense market. The Company believes that with this license it will be able to expand its operations in Louisiana. The Company is servicing Security National Life of Louisiana policyholders out of its Jackson, Mississippi office and has closed its Shreveport office.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002

1) Significant Accounting Principles (Continued)

Restricted assets of cemeteries and mortuaries - consist of assets held in Trust Account for future mortuary services and merchandise and consist of cash, participations in mortgage loans with Security National Life Insurance Company, and mutual funds carried at cost; fixed maturity securities carried at cost adjusted for amortization of premium or accretion of discount; and equity securities carried at fair market value.

Realized gains and losses on investments - realized gains and losses on investments and declines in value considered to be other than temporary, are recognized in operations on the specific identification basis.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property, plant and equipment is recorded at cost. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets which range from three to forty years. Leasehold improvements are amortized over the lesser of the useful life or remaining lease terms.

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

Allowance for Doubtful Accounts

The Company accrues an estimate of potential losses for the collection of receivables. The significant receivables are the result of receivables due on mortgage loans sold to investors, cemetery and mortuary operations, mortgage loan operations and other receivables. The allowance is based upon the Company's experience. The critical issues that would impact recovery of the cemetery and mortuary receivables is the overall economy. The critical issues that would impact recovery of mortgage loan operations would be interest rate risk and loan underwriting.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


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

Participating Insurance

Participating business constitutes 2%, 2%, and 2% of insurance in force for 2004, 2003 and 2002, respectively. The provision for policyholders' dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

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

Cemetery and Mortuary Operations

Pre-need sales of funeral services and caskets - revenue and costs associated with the sales of pre-need funeral services and caskets are deferred until the services are performed or the caskets are delivered.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


1) Significant Accounting Principles (Continued)

Pre-need sales of cemetery internment rights (cemetery burial property) - revenue and costs associated with the sales of pre-need cemetery internment rights are recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, "Accounting for the Sales of Real Estate" (FAS No. 66). Under FAS 66, recognition of revenue and associated costs from constructed cemetery property must be deferred until a minimum percentage of the sales price has been collected. Revenues related to the pre-need sale of unconstructed cemetery property will be deferred until such property is constructed and meets the criteria of FAS No. 66 described above.

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

Mortgage Operations

Mortgage fee income consists of origination fees, processing fees and certain other income related to the sale of mortgages. For mortgages sold, mortgage fee income and related expenses are recognized at the time the loan meets the sales criteria for financial assets which are: (1) the transferred assets have been isolated from the Company and its creditors, (2) the transferee has the right to pledge or exchange the mortgage, and (3) the Company does not maintain effective control over the transferred mortgage.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


1) Significant Accounting Principles (Continued)

The majority of loans originated are sold to third party investors. The amounts sold to investors are shown on the balance sheet as mortgage loans sold to investors and are shown on the basis of the amount due from the investors, which includes fees. Any impairment to sold loans or possible loan losses are included in a separate provision for loan losses. The estimates are based upon historical experience and best estimate of future liabilities. At December 31, 2004 and 2003 the provision for loan losses was $1,432,000 and $1,919,000, respectively.

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

Excess of Cost Over Net Assets of Acquired Businesses

Previous acquisitions have been accounted for as purchases under which assets acquired and liabilities assumed were recorded at the fair values. The Company evaluates annually or when changes in circumstances warrant the recoverability of the amounts recorded and if there is a decrease in value they are recognized in income. In accordance with FAS 142 the Company no longer amortizes excess of cost over net assets of acquired business ("goodwill"). Pro forma information related to the amortization of goodwill has not been presented since it is not material.

Long-lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset, and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Earnings Per Common Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This Standard requires presentation of basic and diluted earnings per share. Basic earnings per share are computed by dividing net earnings by the weighted average number of common

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


1) Significant Accounting Principles (Continued)

shares outstanding during each year presented, after the effect of the assumed conversion of Class C Common Stock to Class A Common Stock, the acquisition of treasury stock, and the retroactive effect of stock dividends declared. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year plus the incremental shares that would have been outstanding under certain deferred compensation plans.

Stock Compensation

In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans.

The Company has three fixed option plans (the "1993 Plan" the "2000 Plan", and the "2003 Plan"). In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans. Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net income would have been reduced by approximately $1,090,458, $490,145 and $533,520 in 2004, 2003
and 2002, respectively. As a result, basic and diluted earnings per share would have been reduced by $.18 and $.08 in 2004 and 2003, respectively, and basic of $.10 and diluted of $.09 for the year 2002.

The weighted average fair value of options granted in 2004 under the 2000 Plan and the 2003 Plan is estimated at $1.71 as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 74%, risk-free interest rate of 3.4%, and an expected life of five to ten years.

The weighted average fair value of each option granted in 2003 under the 1993 Plan, and the 2000 Plan is estimated at $2.63 as of the grant date using the Black Scholes option-pricing model with the following assumptions: dividend yield of 5%, volatility of 73%, risk-free interest rate of 4%, and an expected life of two years.

The weighted average fair value of options granted in 2002 under the 1993 Plan, and the 2000 Plan, is estimated at $2.88 as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 74%, risk-free interest rate of 3.8%, and an expected life of five to ten years.

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


1) Significant Accounting Principles (Continued)

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after September 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's results of consolidated operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance may have been accounted for as equity, must now be accounted for as liabilities (or an asset in some circumstances). The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This Statement is effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company entered into an agreement with a stockholder in August 2003, wherein it purchased 124,000 shares of Class A Common Stock from this stockholder for $6.00 per share. The purchase of these shares is reflected in treasury stock. Also, under the terms of this agreement, the stockholder has agreed not to purchase or control, directly or indirectly, any additional shares of Class A or Class C Common Stock through August 2007, and on August 27, 2004, 2005, and 2006, the stockholder may request, but is not obligated to request, the Company to purchase an additional 100,000 shares of Class A Common Stock held by this stockholder for $6.00 per share. On October 26, 2004, the Company completed the stock purchase agreement when the Company purchased the remaining amount of 51,959 shares, thus under the agreement the Company will not be required to purchase any additional shares.

Effective December 31, 2003, the Company adopted EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements for other-than-temporary Impairments of debt and marketable equity investments that are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of EITF 03-1 requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The adoption of EITF 03-1 did not have a material impact on the Company's consolidated financial position or results of operations.

In April 2003, the FASB cleared Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements, and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


1) Significant Accounting Principles (Continued)

credit worthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. Issue B36 became effective on October 1, 2003. The adoption of Issue No. B36 did not have a material impact on the Company's consolidated financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", and subsequently issued a revision to this Interpretation in December 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies to those variable interest entities considered to be special-purpose entities no later than December 31, 2003. The Interpretation must also be applied to all other variable interest entities no later March 31, 2004. Interpretation No. 46 did not have a material impact on the Company's consolidated financial position or results of operations.

In December 2004, FASB revised SFAS 123 to Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(R) also requires that the cost of all share-based transactions be recorded in the financial statements. The revised pronouncement must be adopted by the Company by July 1, 2005. Implementation of SFAS 123(R) will not have a significant impact on the Company's consolidated financial statements in the period of implementation. However, any future stock options granted could have a significant impact on the Company's consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


2)  Investments

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2004 are summarized as follows:


                                                                        Gross         Gross        Estimated
                                                          Amortized  Unrealized    Unrealized         Fair
                                                            Cost        Gains        Losses          Value
                                                          --------    ---------    ----------      ---------
December 31, 2004:
Fixed maturity securities held to maturity:
   Bonds:
     U.S. Treasury securities
           and obligations of U.S.
           Government agencies                           $15,033,673    $   194,811    $ (43,407)   $15,185,077

     Obligations of states and
           political subdivisions                            492,290        30,274        (2,765)       519,799

     Corporate securities including
           public utilities                               50,572,235     2,261,608       (33,151)    52,800,692

     Mortgage-backed securities                            3,865,680        34,075      (115,578)     3,784,177

   Redeemable preferred stock                                 20,883        20,250         --            41,133
                                                         -----------    ----------     ---------    -----------
     Total fixed maturity
     securities held to maturity                         $69,984,761    $2,541,018     $(194,901)   $72,330,878
                                                         ===========    ==========     =========    ===========

Securities available for sale:
   Bonds
     U.S.  Treasury securities and
           obligations of U.S.
           Government agencies                           $  596,898       $59,626      $  --        $   656,524

     Corporate securities including
           public utilities                                9,889,411       520,090         --        10,409,501

   Non-redeemable preferred stock                             56,031        49,063        (3,431)       101,663

   Common stock                                            1,981,218     2,564,992      (481,104)     4,065,106
                                                         -----------    ----------     ---------    -----------
         Total securities available for sale             $12,523,558    $ 3,193,771    $ (484,535)  $15,232,794
                                                         ===========    ==========     =========    ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


2)  Investments (Continued)

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2003, are summarized as follows:


                                                                              Gross             Gross          Estimated
                                                          Amortized        Unrealized        Unrealized          Fair
                                                            Cost              Gains            Losses           Value
                                                          --------          ---------        ----------       ---------
December 31, 2003:
Fixed maturity securities held to maturity:
   Bonds:
     U.S. Treasury securities
           and obligations of U.S
   .       Government agencies                          $ 3,080,471        $  180,125       $   --             $ 3,260,596

     Obligations of states and
           political subdivisions                           261,360            25,091            (693)             285,758

     Corporate securities including
           public utilities                              30,289,401         1,176,618        (110,514)          31,355,505

     Mortgage-backed securities                           3,634,752            78,663         (28,654)           3,684,761

   Redeemable preferred stock                                28,005            17,400          (7,047)              38,358
                                                        -----------        ----------       ---------          -----------
     Total fixed maturity
     securities held to maturity                        $37,293,989        $1,477,897       $(146,908)         $38,624,978
                                                        ===========        ==========       =========          ===========

Securities available for sale:
   Bonds
     U.S.  Treasury securities and obligations of U.S.
           Government agencies                          $   595,177        $   81,604       $   --             $   676,781

     Corporate securities including
           public utilities                              12,618,880           974,376           --              13,593,256

   Non-redeemable preferred stock                            56,030            42,688          (4,006)              94,712

   Common stock                                           1,925,431         1,958,319        (525,018)           3,358,732
                                                        -----------        ----------       ---------          -----------
       Total securities available for sale              $15,195,518        $3,056,987       $(529,024)         $17,723,481
                                                        ===========        ==========       ==========         ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


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

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                   Amortized      Estimated Fair
Held to Maturity:                                    Cost             Value
                                                   ----------     -------------
Due in 2005                                       $ 1,687,683      $ 1,709,558
Due in 2006 through 2009                            5,209,521        5,600,338
Due in 2010 through 2014                           11,252,266       11,767,372
Due after 2014                                     43,538,491       44,989,369
Mortgage-backed securities                          8,275,917        8,223,108
Redeemable preferred stock                             20,883           41,133
                                                  -----------      -----------
     Total held to maturity                       $69,984,761      $72,330,878
                                                  ===========      ===========

                                                    Amortized     Estimated Fair
Available for Sale:                                   Cost            Value
                                                   ----------     --------------
Due in 2005                                       $ 4,014,336      $ 4,091,321
Due in 2006 through 2009                            5,212,933        5,557,089
Due in 2010 through 2014                            1,161,101        1,300,541
Due after 2014                                         97,939          117,074
Non-redeemable preferred stock                         56,031          101,663
Common stock                                        1,981,218        4,065,106
                                                  -----------      -----------
     Total available for sale                     $12,523,558      $15,232,794
                                                  ===========      ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


2)  Investments (Continued)

The Company's realized gains and losses in investments and other assets are summarized as follows:

                                          2004           2003             2002
                                          ----           ----             ----
Fixed maturity securities
  held to maturity:
    Gross realized gains                 $36,933        $ 3,549     $   37,172
    Gross realized losses                (26,355)        (5,665)          (557)

Securities available for sale:
    Gross realized gains                   3,310              1            354
    Gross realized losses                 (6,364)           (40)        (1,424)
    Other assets                          66,907           --          985,275
                                         -------        -------     ----------
        Total                            $74,431        $(2,155)    $1,020,820
                                         =======        =======     ==========

Generally gains and losses from held to maturity securities are a result of early calls and related amortization of premiums or discounts.

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 3.625% to 21%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. The Company has 76% of its mortgage loans in the state of Utah. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for bad debt $254,893 and $14,893 at December 31, 2004 and 2003, respectively.

There were no investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available for sale securities) at December 31, 2004, other than investments issued or guaranteed by the United States Government.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


2)  Investments (Continued)

Major categories of net investment income are as follows:

                                        2004            2003           2002
                                        ----            ----           ----
Fixed maturity  securities          $ 4,438,808     $ 3,407,177     $ 3,228,042
Equity securities                        67,120          54,481          53,889
Mortgage loans on real estate         3,403,110       1,931,358       1,350,882
Real estate                           1,322,796       1,509,932       1,501,534
Policy loans                            673,404         676,201         663,554
Short-term investments and other      7,276,009      10,918,563       6,691,657
                                    -----------     -----------     -----------
  Gross investment income            17,181,247      18,497,712      13,489,558
Investment expenses                  (1,242,071)     (1,195,115)       (950,128)
                                    -----------     -----------     -----------
Net investment income               $15,939,176     $17,302,597     $12,539,430
                                    ===========     ===========     ===========


Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of approximately $781,000, $848,000 and $924,000 for 2004, 2003, and 2002, respectively.

Investment expenses consist primarily of depreciation, property taxes and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,710,534 at December 31, 2004 and $8,850,755 at December 31, 2003.

3)  Cost of Insurance Acquired

Information with regard to cost of insurance acquired is as follows:

                                      2004            2003              2002
                                      ----            ----              ----
Balance at
  beginning of year               $14,980,763      $16,408,849      $ 8,081,223
                                  -----------      -----------      -----------
Cost of insurance
  acquired                            304,042         (110,754)       9,106,309
                                  -----------      -----------      -----------

Imputed interest at 7%              1,016,199        1,098,636          857,153
Amortization                       (2,247,507)      (2,415,968)      (1,635,836)
                                  -----------      -----------      -----------
Net amortization
  charged to income                (1,231,308)      (1,317,332)        (778,683)
                                  -----------      -----------      -----------
Balance at end
  of year                         $14,053,497      $14,980,763      $16,408,849
                                 ============      ===========      ===========

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $1,130,151, $1,031,605, $962,386, $899,312, and $860,501
for the years 2005 through 2009. Actual amortization may vary based on changes in assumptions or experience.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


4) Property and Equipment

The cost of property and equipment is summarized below:

                                                          December 31,
                                                   2004                 2003
                                                   ----                 ----
Land and buildings                              $11,310,114         $11,140,690
Furniture and equipment                          11,066,917          10,288,299
                                                -----------         -----------
                                                 22,377,031          21,428,989
Less accumulated depreciation                   (11,856,366)        (10,419,573)
                                                -----------         -----------
     Total                                      $10,520,665         $11,009,416
                                                ===========         ===========

5)   Bank Loans Payable

Bank loans payable are summarized as follows:
                                                           December 31,
                                                    2004                2003
                                                    ----                ----
6.59% note payable in monthly installments
    of $34,680 including principal and
    interest, collateralized by 15,000
    shares of Security National Life stock,
    due December 2004.                          $    --             $   391,363

6% note payable in monthly installments
    of $5,693 including principal and
    interest, collateralized by real
    property, with a book value of
    approximately $850,000, due
    September 2010.                                 633,596             662,944

6.93% note payable in monthly installments
    of $14,175 including principal and
    interest, collateralized by real
    property with a book
    value of approximately $860,000,
    due November 2007.                            1,476,813           1,519,198

$1,153,572 in 2004 and $2,230,016 in
    2003 revolving line of credit at 6.15%,
    interest payable monthly and a reduction
    in principal due in semi-annual
    installments, collateralized by 15,000
    shares of Security National Life
    Insurance Company stock, due December 2005.     445,811           2,178,075

Bank prime rate plus 1/2% (5.75% at
    December 31, 2004) note payable in
    monthly installments of $7,235
    including principal and interest,
    collateralized by real property,
    with a book value of approximately
    $678,000, due August 2004.                        --                 60,683

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


5) Bank Loans Payable (Continued)
                                                            December 31,
                                                      2004              2003
                                                      ----              ----
Bank prime rate less 1.35% (3.90% at December 31,
    2004) note payable in monthly installments of
    $2,736 including principal and interest,
    collateralized by 15,000 shares of Security
    National Life Insurance Company stock, due
    December 2005.                             $     68,562             98,880

7.35% note payable in monthly installments of
    $14,975 including principal and interest,
    collateralized by 15,000 shares of Security
    National Life Insurance Company stock,
    due December 2006.                              333,145            482,394

5.87% note payable, interest only to July 1, 2003,
  thereafter, interest and monthly principal
  payments of $134,000, collateralized by 15,000
  shares of Security National Life
  Insurance Company Stock, due January 2010.      7,206,641          8,413,993

Mark to market adjustment (see note 17)              36,810            303,029

Other collateralized bank loans payable             240,728            312,111
                                                 ----------          ---------
  Total bank loans                               10,442,106         14,422,670

Less current installments                         2,136,957          3,688,647
                                               ------------        -----------
Bank loans, excluding current installments     $  8,305,149        $10,734,023
                                               ============        ===========

In addition to the lines of credit described above, the Company has line of credit agreements with a bank for $2,500,000, of which none were outstanding at December 31, 2004 or 2003. The lines of credit are for general operating purposes and bear interest at the bank's prime rate and must be repaid every 30 days.

See Note 6 for summary of maturities in subsequent years.

6)  Notes and Contracts Payable

Notes and contracts payable are summarized as follows:

                                                          December 31,
                                                       2004          2003
                                                       ----          ----
Unsecured note payable due to former
  stockholders of Deseret Memorial, Inc.
  resulting from the acquisition of such
  entity. Amount represents the present
  value, discounted at 8%, of monthly
  annuity payments ranging from $4,600 to
  $5,000 plus an index adjustment in the
  7th through the 12th years, due September 2011.    $520,477      $545,921

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


6) Notes and Contracts Payable (Continued)
                                                             December 31,
                                                        2004            2003
                                                        ----            ----
Due to former stockholders of Greer Wilson
  resulting from the acquisition of
  such entity. Amount represents the present
  value, discounted at 10%, of monthly annuity
  payments of $7,000, due March 2005.                  20,655            98,319

9% note payable in monthly installments of
  $10,000 including principal and interest,
  collateralized by real property, with a
  book value of approximately
  $2,908,000, due July 2008.                          397,133           459,138

Due to Memorial Estates Endowment Care Trust
  Fund for the remodel of the Cottonwood
  Funeral Home. 6% note payable in monthly
  installments of $5,339 including principal
  and interest collateralized by the Funeral
  Home, with a book value of approximately
  $780,000, due March 2030.                           932,924           954,475

Unsecured note payable due to former shareholder
  of Southern Security Life Insurance Company
  resulting from the acquisition of such entity.
  6.5% note payable in five annual installments
  with principal payments of $158,840, due
  April 2005.                                         158,840           317,680

Due to shareholder of Security National Financial
  Corporation, 6.0% note payable in annual
  installments of $100,000 including principal
  and interest, due July 2005, secured
  by Company stock held in escrow.                    100,000           200,000

Due to shareholder of Security National Financial
  Corporation, 4.0% note payable in annual
  installments of $160,873 including principal
  and interest, due January 2006,
  secured by Company stock held in escrow             321,747           482,620

Other notes payable                                   436,763           382,541
                                                   ----------        ----------
Total notes and contracts payable                   2,888,539         3,440,694
Less current installments                             700,321           732,715
                                                   ----------        ----------

Notes and contracts, excluding
current installments                               $2,188,218        $2,707,979
                                                   ==========        ==========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


6) Notes and Contracts Payable (Continued)

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

                  2005                  $  2,837,278
                  2006                     2,197,709
                  2007                     1,825,997
                  2008                     1,895,911
                  2009                     1,874,575
                  Thereafter               2,699,175
                                         -----------
                  Total                  $13,330,645
                                         ===========

Interest paid approximated interest expense in 2004, 2003 and 2002.

7)  Cemetery and Mortuary Endowment Care and Pre-need Merchandise Funds

The Company owns and operates several endowment care cemeteries, for which it has established and maintains an endowment care fund. The Company records a liability to the fund for each space sold at current statutory rates. As of December 31, 2003 the Company owed the fund $41,335 in excess of the required contribution to the fund, and as of December 31, 2004, the Company owed the fund $26,587, which is recorded in other liabilities.

The Company has established and maintains certain restricted asset accounts to provide for future merchandise and service obligations incurred in connection with its pre-need sales. Such amounts are reported as restricted assets of cemeteries and mortuaries in the accompanying consolidated balance sheet.

Assets in the restricted asset account are summarized as follows:

                                                              December 31,
                                                         2004            2003
                                                         ----            ----
Cash and cash equivalents                            $  776,997      $  617,142
Mutual funds                                            273,258         188,732
Fixed maturity securities                                 --            108,554
Equity securities                                        86,555          77,778
Participation in mortgage loans
 with Security National Life                          4,005,957       3,719,807
Time certificate of deposit                              33,696          33,696
                                                     ----------      ----------
   Total                                             $5,176,463      $4,745,709
                                                     ==========      ==========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


8)  Income Taxes

The Company's income tax liability at December 31 is summarized as follows:

                                                         December 31,
                                                  2004                  2003
                                                  ----                  ----
Current                                       $    18,585           $    18,585
Deferred                                       11,479,382            10,896,260
                                              -----------           -----------
Total                                         $11,497,967           $10,914,845
                                              ===========           ===========


Significant components of the Company's deferred tax (assets) and liabilities at December 31 are approximately as follows:

                                                            December 31,
                                                     2004               2003
                                                     ----               ----
Assets
Future policy benefits                           $(1,917,789)      $(1,676,881)
Unearned premium                                  (1,524,191)       (1,635,912)
Difference between book
   and tax basis of bonds                            (73,964)          (27,951)
Other                                               (337,038)         (605,932)
                                                 -----------       -----------
Total deferred tax assets                         (3,852,982)       (3,946,676)
                                                 -----------       -----------

Liabilities
Deferred policy acquisition costs                  5,056,822         4,889,696
Cost of insurance acquired                         2,317,477         2,486,035
Installment sales                                  2,940,268         2,367,510
Depreciation                                         824,718           891,725
Trusts                                             1,155,566         1,054,323
Tax on unrealized appreciation                       689,478           568,944
Reinsurance                                        2,084,117         1,974,996
Other                                                263,918           609,707
                                                 -----------       -----------
Total deferred tax liabilities                    15,332,364        14,842,936
                                                 -----------       -----------
Net deferred tax liability                       $11,479,382       $10,896,260
                                                 ===========       ===========


The Company paid $126,894, $55,442 and $462,983 in income taxes for 2004, 2003 and 2002, respectively. The Company's income tax expense (benefit) is summarized as follows:

                            2004                2003             2002
                            ----                ----             ----
Current                   $ 15,106          $   28,326         $  595,254
Deferred                   636,430           2,862,343            970,139
                          --------          ----------         ----------
Total                     $651,536          $2,890,669         $1,565,393
                          ========          ==========         ==========

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


8) Income Taxes (Continued)
                                            2004          2003          2002
                                            ----          ----          ----
Computed expense at statutory rate       $903,899     $3,218,056     $1,883,255
Special deductions allowed
   small life insurance companies        (243,873)      (285,991)      (315,923)
Dividends received deduction               (5,619)        (5,611)          (737)
Minority interest taxes                    47,376         13,469          7,429
Other, net                                (50,247)       (49,254)        (8,631)
                                         --------     ----------     ----------
   Tax expense                           $651,536     $2,890,669     $1,565,393
                                         ========     ==========     ==========

A portion of the life insurance income earned prior to 1984 was not subject to current taxation but was accumulated for tax purposes, in a "policyholders' surplus account." Under provisions of the Internal Revenue Code, the policyholders' surplus account was frozen at its December 31, 1983 balance and will be taxed generally only when distributed. As of December 31, 2004, the policyholders' surplus accounts approximated $4,500,000. Management does not intend to take actions nor does management expect any events to occur that would cause federal income taxes to become payable on that amount. However, if such taxes were accrued, the amount of taxes payable would be approximately $1,500,000.

The Company has a net operating loss carry forward of approximately $3,024,000, as of December 31, 2004. These carry forward amounts begin expiring in ten years and range up to 20 years.

9)       Reinsurance, Commitments and Contingencies

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $30,000 to $75,000 during the years 2004 and 2003. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to $815,445,000 at December 31, 2004 and $940,050,000 at December 31, 2003.

As part of the acquisition of Southern Security, the Company has a co-insurance agreement with The Mega Life and Health Insurance Company ("MEGA"). On December 31, 1992 Southern Security ceded to MEGA 18% of all universal life policies in force at that date. MEGA is entitled to 18% of all future premiums, claims, policyholder loans and surrenders relating to the ceded policies. In addition, Southern Security receives certain commission and expense reimbursement.

Mortgage loans originated and sold to unaffiliated investors are sold subject to certain recourse provisions.

On December 26, 2003, the Company entered into a partially Coinsurance and a partially Modified Coinsurance Agreement (CoModco Agreement) with Guaranty Income Life Insurance Company (Guaranty) effective September 30, 2003. The Company has reinsured 100% of certain blocks of Guaranty's traditional life, universal life and annuity businesses. The total liabilities reinsured for these blocks of businesses on October 1, 2003 were $60,527,887. The Company paid a ceding commission to Guaranty of $3,400,000 and will receive from Guaranty a risk charge of 1% of the outstanding Coinsurance per calendar quarter. Guaranty put into a bank trust investment grade bonds, which equal the outstanding liabilities assumed by the Company. The Company is named as a beneficiary of the trust and the terms of the trust are such that Guaranty will maintain investment grade bonds in the trust to equal the outstanding liabilities assumed by the Company. Under the CoModco Agreement the Coinsurance and the increase in reserves are equal. Under U. S. GAAP the Coinsurance and the reserve increases

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


9)       Reinsurance, Commitments and Contingencies (Continued)

are netted since these are non-cash items, and the Company expects to recapture the Coinsurance from future profits of the reinsured business. Guaranty has the right to recapture the business at any time after December 31, 2004 upon 90 days advance notice. As of December 31, 2004 and 2003, the outstanding Coinsurance amount was $2,545,763 and $3,345,765, respectively. The Company recorded as income the risk charge for the years ended December 31, 2004 and 2003, of $121,831 and $34,000, respectively. In the event that the Company believes it will not recover the Coinsurance it will have to record as an expense and a future liability for the amount of such impairment. Effective January 1, 2005, Guaranty recaptured the reinsurance under this agreement and the agreement was cancelled between the Company and Guaranty. The recapture did not result in recognition of a gain or loss in the consolidated financial statements.

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to five years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2004, are approximately as follows:

                            Years Ending December 31:
                         2005                $  588,000
                         2006                   381,000
                         2007                    97,000
                         2008                    90,000
                         2009                    49,000
                                             ----------
                         Total               $1,205,000
                                             ==========

Total rent expense related to these non-cancelable operating leases for the years ended December 31, 2004, 2003 and 2002 was approximately $734,000, $396,000, and $200,000, respectively.


An action was brought against the Company in May 2001 by Glenna Brown Thomas, individually and as personal representative of the Estate of Lynn W. Brown, in the Third Judicial Court, Salt Lake County, Utah. The action asserts that
Memorial Estates, Inc. delivered to Lynn W. Brown six stock certificates totaling 2,000 shares of its common stock in 1970 and 1971. Mr. Brown died in 1972. It is also asserted that at the time the 2,000 shares were issued and outstanding, the shares represented a 2% ownership of Memorial Estates. It is further alleged that Mr. Brown was entitled to preemptive rights and, after the issuance of the stock to Mr. Brown, there were further issuances of stock without providing written notice to Mr. Brown or his estate of his right to purchase more stock.

It is further asserted that Thomas has the right to the transfer of Brown's shares on the books of Security National Financial Corporation as well as Memorial Estates, and to the restoration of Brown's proportion of share ownership in Memorial Estates at the time of his death by issuance and delivery to Thomas of sufficient shares of the Company's publicly traded and unrestricted stock in exchange for the 2,000 shares of Memorial Estates stock, including payment of all dividends from the date of Thomas's demand. The formal discovery cutoff was January 15, 2004. The Company has been verbally informed that Thomas will dismiss the case but such dismissal has not been communicated in writing. Until the case is actually dismissed, the Company intends to vigorously defend the matter, including the assertion that the statute of limitations bars the claims in their entirety.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


9)       Reinsurance, Commitments and Contingencies (Continued)

The Company received a letter dated November 9, 2004 on behalf of Charles Hood, who worked at Singing Hills Memorial Park in El Cajon, California. He was hired in April 2003 as a groundskeeper with his work concluding on October 30, 2003. Mr. Hood claims that he wrote a letter to the Company outlining his concerns regarding the operation of the cemetery, and that the next day he was terminated. Even though he recognizes his relationship was as an at-will employee. Mr. Hood's claims against the Company also include, but are not limited to, violation of labor laws, whistleblower retaliation and inflection of emotional distress. The letter proposes a settlement in the amount of $275,000.

No lawsuit has been filed in the matter. The Company has been engaged in a review of the claims made in the letter. Based on its investigation, the Company believes that Mr. Hood voluntarily quit and was not terminated. Counsel for the Company and counsel for Mr. Hood have been in discussion concerning the matter. At this stage of the investigation, the Company does not believe there is any justification for the claims being made. If a resolution of the dispute is not achieved and litigation ensues, the Company is prepared to vigorously defend the action.

The Company also received a letter dated November 29, 2004 on behalf of Roger Gornichec, who the Company recognizes as having been an independent contractor. The attorney who wrote the letter on behalf of Mr. Hood also wrote the letter on behalf of Mr. Gornichec. Mr. Gornichec concluded his services as an agent selling insurance in the spring of 2003 and his license to sell cemetery plots was not renewed in the summer of 2004. Mr. Gornichec asserts that he was an employee contrary to the Company's position.

The claims made on behalf of Mr. Gornichec include, but are not limited to, wrongful termination in violation of public policy, misrepresentation, age discrimination, whistle-blower retaliation, interference with economic advantage, breach of contract, breach of the covenant of good faith and fair dealing, and infliction of emotional distress. Mr. Gornichec also claims that he is owed a certain amount from a retirement plan. The letter proposes a settlement in the amount of $420,000. Based on its investigation, the Company believes that Mr. Gornichec was an independent contractor, not an employee, and that the claims and the settlement amount sought are not justified. If the matter is not resolved and litigation ensues, the Company is prepared to vigorously defend the action.

The Company is a defendant in various other legal actions arising from the normal conduct of business. Management believes that none of the actions will have a material effect on the Company's financial position or results of operations. Based on management's assessment and legal counsel's representations concerning the likelihood of unfavorable outcomes, no amounts have been accrued for the above claims in the consolidated financial statements.

10)   Retirement Plans

The Company and its subsidiaries have a noncontributory Employee Stock Ownership Plan (ESOP) for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,040 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors. The Company's contributions are allocated to eligible employees based on the ratio of each eligible

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


10) Retirement Plans (Continued)

employee's compensation to total compensation for all eligible employees during each year. ESOP contribution expense totaled $105,196, $98,588, and $99,612 for 2004, 2003, and 2002, respectively. At December 31, 2004 the ESOP held 577,183 shares of Class A and 1,553,041 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has a 401(k) savings plan covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions up to the lesser of 15% of total annual compensation or the statutory limits.

The Company may match up to 50% of each employee's investment in Company stock, up to 1/2% of 1% of the employee's total annual compensation. The Company's match will be Company stock and the amount of the match will be at the discretion of the Company's Board of Directors. The Company's matching 401(k) contributions for 2004, 2003, and 2002 were $5,746, $4,493, and $7,975, respectively. Also, the Company may contribute, at the discretion of the Company's Board of Directors, an Employer Profit Sharing Contribution to the 401(k) savings plan. The Employer Profit Sharing Contribution shall be divided among three different classes of participants in the plan based upon the participant's title in the Company. The Company contributions for 2004, 2003 and 2002 were $128,949, $110,081, and $142,218, respectively. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee.

In 2001, the Company's Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company's Board of Directors. The Company's contributions for 2004, 2003 and 2002 were $123,249, $95,485, and $100,577, respectively.

The Company has Deferred Compensation Agreements with its Chief Executive Officer and its past Senior Vice President. The Deferred Compensation is payable on the retirement or death of these individuals either in annual installments (10 years) or in a lump sum settlement, if approved by the Board of Directors. The amount payable is $65,839 per year with cost of living adjustments each anniversary. The Compensation Agreements also provides that any remaining balance will be payable to their heirs in the event of their death. In addition the Agreement provides that the Company will pay the Group Health coverages for these individuals and/or their spouses. In 2004 and 2003, the Company increased its liability for these future obligations by $10,000 and $2,000, respectively. The current balance as of December 31, 2004 is $714,000.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


10)   Retirement Plans (Continued)

On July 16, 2004, the Company entered into an employment agreement with Scott M. Quist, its President and Chief Operating Officer. The agreement is effective as of December 4, 2003 and has a five-year term, but the Company has agreed to renew the agreement on December 4, 2008 and 2013 for additional five-year terms, provided Mr. Quist performs his duties with usual and customary care and diligence. Under the terms of the agreement, Mr. Quist is to devote his full time to the Company serving as its President, General Counsel and Chief Operating Officer at not less than his current salary and benefits. The Company also agrees to maintain a group term life insurance policy of not less than $1,000,000 on Mr. Quist's life and a whole life insurance policy in the amount of $500,000 on Mr. Quist's life. In the event of disability, Mr. Quist's salary would be continued for up to five years at 75% of its current level.

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist's current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $31,500 and $328,000 in fiscal 2004 and 2003, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $359,500 and $328,000 as of December 31, 2004 and 2003, respectively.

On December 4, 2003, the Company, through its subsidiary SecurityNational Mortgage Company, entered into an employment agreement with J. Lynn Beckstead, Jr., Vice President of Mortgage Operations and President of SecurityNational Mortgage Company. The agreement has a five-year term, but the Company has agreed to renew the agreement on December 4, 2008 and 2013 for additional five-year terms, provided Mr. Beckstead performs his duties with usual and customary care and diligence. Under the terms of the agreement, Mr. Beckstead is to devote his full time to the Company serving as President of SecurityNational Mortgage Company at not less than his current salary and benefits, and to include $350,000 of life insurance protection. In the event of disability, Mr. Beckstead's salary would be continued for up to five years at 50% of its current level.

In the event of a sale or merger of the Company, and Mr. Beckstead were not retained in his current position, the Company would be obligated to continue Mr. Beckstead's current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62 1/2) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed in 2004 and 2003 approximately $18,500 and $172,000, respectively, to cover the present value of the retirement benefit of the agreement. The liability accrued is $190,500 and $172,000, as of December 31, 2004 and 2003, respectively.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


11)  Capital Stock

The following table summarizes the activity in shares of capital stock for the three-year period ended December 31, 2004:

                                                       Class A          Class C
Balance at January 1, 2002                            5,363,591       6,113,430

      Exercise of stock options                         132,371           --
      Stock Dividends                                   276,012        294,419
      Conversion of Class C to Class A                   22,518       (225,180)
                                                     ----------     ----------
Balance at December 31, 2002                          5,794,492      6,182,669
                                                     ----------     ----------

      Exercise of stock options                         176,725          --
      Stock Dividends                                   301,774        308,086
      Conversion of Class C to Class A                    2,113        (21,117)
                                                     ----------     ----------
Balance at December 31, 2003                          6,275,104      6,469,638
                                                     ----------     ----------

      Exercise of stock options                         127,888          --
      Stock Dividends                                   321,932        308,007
      Conversion of Class C to Class A                   30,946       (309,446)
                                                     ----------     ----------
Balance at December 31, 2004                          6,755,870      6,468,199
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

Stockholders of both classes of common stock have received 5% stock dividends in the years 1990 through 2004, as authorized by the Company's Board of Directors.

The Company has Class B Common Stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B Common Stock.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


11)  Capital Stock (Continued)

Earnings per share amounts have been adjusted for the effect of annual stock dividends.

In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                               2004        2003          2002
                                               ----        ----          ----
Numerator:
   Net income                               $2,122,272   $6,596,497  $3,991,280
                                            ==========   ==========  ==========

Denominator:
   Denominator for basic earnings
    per share-weighted-average shares        6,001,861    5,851,814   5,572,783
                                            ----------   ----------  ----------

   Effect of dilutive securities:
     Employee stock options                    214,462      149,952     169,543
     Stock appreciation rights                   1,628        2,007       1,828
                                            ----------   ----------  ----------
Dilutive potential common shares               216,090      151,959     171,371
                                            ----------   ----------  ----------

   Denominator for diluted earnings per
     share-adjusted weighted-average
     shares and assumed conversions          6,217,951    6,003,773   5,744,154
                                            ==========   ==========  ==========

Basic earnings per share                          $.35        $1.13        $.72
                                                  ====        =====        ====
Diluted earnings per share                        $.34        $1.10        $.69
                                                  ====        =====        ====

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


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

Activity of the 1987 Plan is summarized as follows:

                                           Number of
                                        Class A Shares      Option Price
                                        --------------     --------------
Outstanding at January 1, 2002             188,890         $3.53 - $3.88

   Dividend                                    576
   Exercised                              (119,974)
   Expired                                 (58,773)
                                         ---------

Outstanding at December 31, 2002            10,719                 $3.36
                                         ---------

   Dividend                                    201
   Exercised                                (6,700)
                                          --------

Outstanding at December 31, 2003             4,220                 $3.20
                                          --------

   Dividend                                    158
   Exercised                                (1,055)
                                          --------

Outstanding at December 31, 2004             3,323                 $3.05
                                          ========

Exercisable at end of year                   3,323                 $3.05
                                          ========

Available options for future grant
   1987 Stock Incentive Plan                 --
                                          =======

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002

12) Stock Compensation Plans (Continued)

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

On October 14, 1999, the Company amended the 1993 Plan to increase the number of shares of Class A Common Stock reserved for issuance under the plan from 746,126 Class A shares to 1,046,126 Class A shares. The Plan had a term of ten years and was terminated in 2003 and options granted thereunder are non-transferable.

Activity of the 1993 Plan is summarized as follows:

                                           Number of Class
                                              A Shares        Option Price
                                           ---------------   --------------
Outstanding at January 1, 2002                772,063        $2.02 - $3.59
   Dividend                                    21,077
   Granted                                    185,250
   Cancelled                                 (190,018)
   Exercised                                 (283,703)
                                            ---------

Outstanding at December 31, 2002              504,669        $2.02 - $4.46
   Dividend                                    30,609
   Granted                                    371,000
   Exercised                                 (263,496)
                                            ---------

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


12) Stock Compensation Plans (Continued)

                                            Number of
                                         Class A Shares          Option Price

Outstanding at December 31, 2003              642,782           $2.07 - $6.18

   Dividend                                    16,176
   Granted                                       --
   Exercised                                 (310,341)
   Cancelled                                   (8,925)
                                            ---------

Outstanding at December 31, 2004              339,692           $1.97 - $5.35
                                            =========

Exercisable at end of year                    339,692           $1.97 - $5.35
                                            =========

Available options for future grant
   1993 Stock Incentive Plan                    --
                                            =========

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

The term of the 2000 Plan is five years.

Activity of the 2000 Plan is summarized as follows:

                                                Number of
                                             Class A Shares      Option Price
                                             --------------
Outstanding at January 1, 2002                    8,610         $2.04 - $2.43
   Dividend                                         631
   Granted                                        4,000
                                                -------

Outstanding at December 31, 2002                 13,241         $1.94 - $2.86
   Dividend                                         697
   Granted                                        4,000
   Exercised                                     (3,311)
                                                -------

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002

12) Stock Compensation Plans (Continued)

                                                 Number of
                                               Class A Shares    Option Price
                                               --------------    ------------
Outstanding at December 31, 2003                  14,627         $1.85 - $5.72

   Dividend                                          931
   Granted                                         4,000
   Exercised                                        --
                                                --------

Outstanding at December 31, 2004                  19,558         $1.76 - $5.45
                                                ========

Exercisable at end of year                        15,358         $1.76 - $5.45
                                                ========

Available options for future
    grant 2000 Director Plan                      40,606
                                                ========

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


12) Stock Compensation Plans (Continued)

Activity of the 2003 Plan is summarized as follows:

                                     Number of        Number of       Option
                                  Class A Shares   Class C Shares(1)  Price(1)
Outstanding at December 31, 2003        -0-               -0-
                                        --               --

Outstanding at January 1, 2004          -0-               -0-

   Dividend                            7,675           50,000
   Granted                           153,500        1,000,000
   Exercised                            -0-               -0-
                                    --------       ----------

Outstanding at December 31, 2004     161,175        1,050,000     $3.77 - $3.08
                                    ========       ==========

Exercisable at end of year           161,175        1,050,000     $3.77 - $3.08
                                    ========       ==========

Available options for future grant
   2003 Stock Incentive Plan         390,075          52,500
                                    ========       =========

(1) Class "C" shares are converted to Class "A" shares on a 10 to 1 ratio. The Option Price is based on Class A Common shares.

13)  Statutory-Basis Financial Information

The Company's life insurance subsidiaries are domiciled in Utah, Florida and Louisiana and prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Utah, Florida and Louisiana Insurance Departments. "Prescribed" or "Permitted" statutory accounting practices are interspersed throughout state insurance laws and regulations. The National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual version effective January 1, 2001, has been adopted as permitted practices by the States of Utah, Florida and Louisiana.

Statutory net income and statutory stockholder's equity for the life subsidiaries as reported to state regulatory authorities, are presented below:

                                           Statutory Net Income (Loss)
                                         for the year ended December 31,

                                           2004          2003           2002
                                           ----          ----           ----
Security National Life                    $65,724    $(5,404,687)    $1,547,253
Southern Security Life                   (525,237)     2,431,499       (427,439)
Security National Life of Louisiana        50,341          N/A            N/A

                                            Statutory Stockholders' Equity
                                                      December 31,
                                           2004          2003           2002
                                           ----          ----           ----
Security National Life                $15,183,712     $15,069,057   $14,381,257
Southern Security Life                 10,877,112      11,443,488     8,582,968
Security National Life of Louisiana     1,147,492         N/A            N/A

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002

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

The Utah, Florida and Louisiana Insurance Departments impose minimum risk-based capital requirements, that were developed by the NAIC, on insurance enterprises. The formulas for determining the risk-based capital ("RBC") specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries have a combined weighted Ratio that is greater than 432% of the first level of regulatory action.

14)  Business Segment Information

Description of Products and Services by Segment

The Company has three reportable business segments: life insurance, cemetery and mortuary, and mortgage loans. The Company's life insurance segment consists of life insurance premiums and operating expenses from the sale of insurance products sold by the Company's independent agency force and net investment income derived from investing policyholder and segment surplus funds. The Company's cemetery and mortuary segment consists of revenues and operating expenses from the sale of at-need cemetery and mortuary merchandise and services at its mortuaries and cemeteries, pre-need sales of cemetery spaces after collection of 10% or more of the purchase price and the net investment income from investing segment surplus funds. The Company's mortgage loan segment consists of loan originations fee income and expenses from the originations of residential mortgage loans and interest earned and interest expenses from warehousing pre-sold loans before the funds are received from financial institutional investors.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


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


                                                                     2004
                                      Life             Cemetery/                            Reconciling
                                    Insurance           Mortuary          Mortgage             Items           Consolidated
                                  ------------       ------------        ---------          -----------        ------------
Revenues:
From external sources:
   Revenue from customers        $ 25,979,341        $11,661,053        $62,689,391     $    --              $100,329,785
   Net investment income            9,062,991            812,659          6,063,526          --                15,939,176
   Realized gains on
      Investments and
      other assets                      7,523             66,908            --               --                    74,431
   Other revenues                     311,316            184,712            358,397          --                   854,425

Intersegment revenues:
   Net investment income            7,478,350             85,337            265,470       (7,829,157)              --
                                  -----------        -----------        -----------      -----------         ------------
                                   42,839,521         12,810,669         69,376,784       (7,829,157)         117,197,817
                                  -----------        -----------        -----------      -----------         ------------
Expenses:
Death and other policy benefits    14,540,581             --                 --               --                14,540,581
Increase in future policy benefits  8,821,497             --                 --               --                 8,821,497
Amortization of deferred policy
    and pre-need acquisition
    costs and cost of insurance
    acquired                        4,349,371            252,701            --               --                 4,602,072
Depreciation                          426,432            768,882            469,703          --                 1,665,017
General, administration and
      other costs:
   Intersegment                       --                  36,672            284,982         (321,654)             --
   Other                           11,771,056          9,963,065         61,002,224          --                82,736,345
Interest expense:
   Intersegment                       348,797            163,297           6,995,409      (7,507,503)             --
   Other                              647,823            339,182           1,186,773         --                 2,173,778
                                  -----------        -----------        ------------    ------------         ------------
                                   40,905,557         11,523,799          69,939,091      (7,829,157)         114,539,290
                                  -----------        -----------        ------------    ------------         ------------
Earnings (losses)
   before income taxes           $  1,933,964        $ 1,286,870        $  (562,307)    $   --               $  2,658,527
                                 ============        ===========        ===========     ============         ============

Identifiable assets              $305,970,161        $47,358,587        $14,236,837     $(51,091,825)        $316,473,760
                                 ============        ===========        ===========     ============         ============

Expenditures for
   long-lived assets             $    283,655        $   487,118        $   471,125     $     --             $  1,241,898
                                 ============        ===========        ===========     ============         ============



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


14) Business Segment Information (Continued)

                                                                        2003
                                        Life             Cemetery/                          Reconciling
                                      Insurance          Mortuary            Mortgage          Items        Consolidated
                                     -----------       ------------         ---------        -----------   -------------
Revenues:
From external sources:
   Revenue from customers            $ 23,294,373      $10,944,365       $ 92,955,165      $    --         $127,193,903
   Net investment income                6,571,404          936,118          9,795,075           --           17,302,597
   Realized gains (losses)
      on investments and other
      assets                               (2,155)         --                 --                --               (2,155)
   Other revenues                         254,974           94,907            200,183           --              550,064

Intersegment revenues:
   Net investment income               10,028,748           47,651             --           (10,076,399)         --
                                     ------------      -----------       ------------      ------------    ------------
                                       40,147,344       12,023,041        102,950,423       (10,076,399)    145,044,409
                                     ------------      -----------       ------------      -------------   ------------
Expenses:
Death and other policy
   benefits                            15,041,541          --                  --                --          15,041,541
Increase in future policy
   benefits                             6,712,961          --                  --                --           6,712,961
Amortization of deferred policy
   acquisition costs and
   cost of insurance acquired           4,683,556          245,450             --                --           4,929,006
Depreciation                              464,844          760,091            310,595            --           1,535,530
General, administrative
      and other costs:
   Intersegment                           --                84,323            208,362          (292,685)        --
   Other                               10,398,872        9,807,357         83,512,224           --          103,718,453
Interest expense:
   Intersegment                            90,001          179,803          9,513,910        (9,783,714)        --
   Other                                  743,884          436,828          2,461,334             --          3,642,046
                                     ------------      -----------        ------------     -------------   -------------
                                       38,135,659       11,513,852         96,006,425       (10,076,399)    135,579,537
                                     ------------      -----------        -----------      ------------    ------------
Earnings (losses)
   before income taxes               $  2,011,685      $   509,189       $  6,943,998      $      --       $  9,464,872
                                     ============      ===========       ============      ============    ============

Identifiable assets                  $302,319,614      $44,018,131       $ 16,938,151      $(49,792,560)   $313,483,336
                                     ============      ===========       ============      ============    ============

Expenditures for
   long-lived assets                 $    235,631      $   559,435       $    828,244      $     --        $  1,623,310
                                     ============      ===========       ============      =============   ============



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


14) Business Segment Information (Continued)
                                                                     2002

                                      Life              Cemetery/                            Reconciling
                                    Insurance           Mortuary          Mortgage              Items        Consolidated
                                 ------------       --------------       ----------        -------------    --------------
Revenues:
From external sources:
   Revenue from
      customers                 $ 14,076,652         $10,638,754         $57,008,283       $   --            $ 81,723,689
   Net investment income           6,065,652           1,011,786           5,461,992           --              12,539,430
   Realized gains on
      investments and other
      assets                         311,365             709,455              --               --               1,020,820
   Other revenues                     69,741              85,146             324,537           --                 479,424

Intersegment revenues:
   Net investment income           4,741,338             --                  --              (4,741,338)           --
                                ------------         -----------         -----------       ------------      ------------
                                  25,264,748          12,445,141          62,794,812         (4,741,338)       95,763,363
                                ------------         -----------         -----------       ------------      ------------
Expenses:
Death and other policy
   benefits                        7,724,046              --                 --                --               7,724,046
Increase in future
   policy benefits                 6,031,685              --                 --                --               6,031,685
Amortization of deferred
    Policy acquisition costs
    and cost of insurance
    acquired                       3,718,627             274,766             --                 --              3,993,393
Depreciation                         383,139             678,851             167,513            --              1,229,503
General, administrative
    and other costs:
   Intersegment                     (900,000)            486,672             623,872            (210,544)         --
   Other                           6,570,217           9,537,374          53,167,818            --             69,275,409
Interest expense:
   Intersegment                       90,000             201,118           4,239,676          (4,530,794)         --
   Other                             321,896             428,498           1,219,948             --             1,970,342
                                ------------         -----------         -----------       --------------    ------------
                                  23,939,610          11,607,279          59,418,827          (4,741,338)      90,224,378
                                ------------         -----------         -----------       -------------     ------------
Earnings (losses)
   before income taxes          $  1,325,138         $   837,862         $ 3,375,985       $    --           $  5,538,985
                                ============         ===========         ===========       ==============    =============

Identifiable assets             $295,177,565         $42,255,381         $14,960,638       $ (44,331,241)    $308,062,343
                                ============         ===========         ===========       =============     ============

Expenditures for long-
   lived assets                 $    189,156         $   677,561         $   482,035       $    --           $  1,348,752
                                ============         ===========         ===========       =============     ============

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


15)      Related Party Transactions

On December 19, 2001, the Company entered into an option agreement with Monument Title, LLC, a Utah limited liability company ("Monument Title") in which the Company made available a $100,000 line of credit to Monument Title at an interest rate of 8% per annum. The line of credit is secured by the assets of Monument Title. From December 28, 2001 to June 14, 2002, the Company advanced Monument Title a total of $77,953 under the line of credit. The amount advanced under the line of credit plus accrued interest are payable upon demand. This receivable was fully allowed for in 2003. The owners of Monument Title are brothers-in-law of the President and Chief Operating Officer of the Company. The Company has the right under the option agreement for a period of five years from the date thereof to acquire 100% of the outstanding common shares of Monument Title for the sum of $10. The purpose of the transaction, which was approved by the Company's board of directors, is to insure that the title and escrow work performed for SecurityNational Mortgage Company in connection with its mortgage loans are completed as accurately as possible by Monument Title to avoid any economic losses to the Company.

On November 1, 2004, the Company entered into an Agreement to Repay Indebtedness and to Convey Option with Monument Title and its principal owner. Under the terms of the agreement, Monument Title agreed to pay the Company a total of $94,177, representing the total of $77,953 that the Company advanced to Monument Title under the line of credit, plus interest thereon, within seven days from the date of the agreement. Monument Title paid the $94,177 to the Company pursuant to the agreement. In addition, the Company agreed to release its interest in the option agreement to acquire 100% of the outstanding common shares of Monument Title, in consideration for the payment of an additional
$94,177. Monument Title is to pay the additional $94,177 to the Company in minimum payments of $500 per month for the first twelve months following the date of the agreement, with additional payments of $1,000 per month for the second twelve months following the date of the agreement. After the 24th month following the date of the agreement, the outstanding balance is to bear interest at the three year treasury rate plus one percent. The minimum payment for the third year is $1,500 per month, the minimum payment for the fourth year is $2,000 per month and the minimum payment for the fifth year is $2,500 per month. Any remaining unpaid balance, including interest, shall be due and payable at the conclusion of the 60th month from the date of the agreement.

The Company has a non-interest bearing note receivable from the Chairman of the Board and Chief Executive Officer. No installment payments are required under the terms of the note, but the note must be paid in full as of December 31, 2007. The outstanding balance of the note was approximately $1,500 and $38,000 at December 31, 2004 and 2003, respectively.

16)  Disclosure about Fair Value of Financial Instruments

The fair values of investments in fixed maturity and equity securities along with methods used to estimate such values are disclosed in Note 2. The following methods and assumptions were used by the Company in estimating the "fair value" disclosures related to other significant financial instruments:

Cash, Receivables, Short-term Investments, and Restricted Assets of the Cemeteries and Mortuaries: The carrying amounts reported in the accompanying consolidated balance sheet for these financial instruments approximate their fair values.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


16)   Disclosure about Fair Value of Financial Instruments

Mortgage, Policy, Student, and Collateral Loans: The fair values are estimated using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. The carrying amounts reported in the accompanying consolidated balance sheet for these financial instruments approximate their fair values.

Investment Contracts: The fair values for the Company's liabilities under investment-type insurance contracts are estimated based on the contracts' cash surrender values. The carrying amount and fair value as of December 31, 2004 and December 31, 2003, were approximately $82,592,000 and $86,389,000, respectively.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2004, 2003, and 2002


17)    Accumulated Other Comprehensive Income (Loss), and Other Items

The following summarizes accumulated other comprehensive income:

                                                     December 31,
                                              2004        2003         2002
                                              ----        ----         ----
Unrealized gains
     on available for-sale securities        $226,464    $   638,540   $ 84,263
Reclassification
     adjustment for net realized
     gains (losses) in net income               7,524        (2,155)    (35,544)
                                             --------    ----------    --------
Net unrealized gains (losses)                 233,988       636,385      48,719
Potential unrealized gains (losses) for
     derivative bank loans
     (interest rate swaps)                    266,219      (303,029)      --
Tax (expense) benefit on net unrealized
     gain (losses)                            (73,586)       19,428     (80,786)
                                             --------    ----------    --------
Other comprehensive income (loss)            $426,621    $  352,784    $(32,067)
                                             ========    =========     ========

Other items:
     Acquisition of Company Stock
         held in escrow                      $  --       (1,982,620)   $   --
                                             ========    ==========    ========

The "Acquisition of Company Stock held in Escrow" above is held in escrow and voted by trustee until the balances shown under Note 6 "Notes and Contracts Payable" in the amounts of $100,000 and $321,747, as of December 31, 2004 and 2003, respectively, are paid per terms of the agreement and promissory note.

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

Information regarding the swaps is as follows as of December 31, 2004:

     Weighted average variable interest rate of
         the hedged bank loans (prime less .5%)                   4.75%
     Weighted average fixed interest rate of the swaps             6.1%
     Market value of the swaps- potential unrealized
         loss position                                        $(36,810)

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




                                                                  Schedule I

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                             Summary of Investments
                    Other than Investments in Related Parties



As of December 31, 2004
                                                                                                              Amount at
                                                                                                             Which Shown
                                                                                         Estimated             in the
Type of Investment                                               Amortized Cost         Fair Value           Balance Sheet
Fixed maturity securities held to maturity:
Bonds:
   U.S. Treasury securities and obligations
     of U.S. Government agencies                                 $ 15,033,673           $15,185,077        $ 15,033,673
   Obligations of states and political subdivisions                   492,290               519,799             492,290
   Corporate securities
     including public utilities                                    50,572,235            52,800,693          50,572,236
   Mortgage backed securities                                       3,865,680             3,784,176           3,865,679
Redeemable preferred stocks                                            20,883                41,133              20,883
                                                                 ------------           -----------        ------------

   Total fixed securities held to maturity                         69,984,761            72,330,878          69,984,761
                                                                 ------------           -----------        ------------

Securities available for sale:
Bonds:
   U.S. Treasury securities and obligations
     of U.S. Government agencies                                      596,898               656,524             656,524
   Corporate securities
     including public utilities                                     9,889,411            10,409,501          10,409,501
Nonredeemable preferred stock                                          56,031               101,663             101,663
Common stock:
   Public utilities                                                   323,719               547,608             547,608
   Banks, trusts and insurance companies                              520,683             1,200,586           1,200,586
   Industrial, miscellaneous and all other                          1,136,816             2,316,912           2,316,912
                                                                 ------------           -----------        ------------

     Total securities available for sale                           12,523,558            15,232,794          15,232,794
                                                                 ------------           -----------        ------------

Mortgage loans on real estate:
  Residential                                                      24,203,576                                24,203,576
  Commercial                                                       21,872,148                                21,872,148
  Residential construction                                         19,755,862                                19,755,862
Real estate                                                         9,709,129                                 9,709,129
Policy, student and other loans                                    13,312,471                                13,312,471
Other short-term investments                                        4,628,999                                 4,628,999
                                                                 ------------                              ------------

     Total investments                                           $175,990,504                              $178,699,740
                                                                 ============                              ============



                                                        Schedule I (Continued)

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                             Summary of Investments
                    Other than Investments in Related Parties



As of December 31, 2003:
                                                                                                              Amount at
                                                                                                             Which Shown
                                                                                         Estimated             in the
Type of Investment                                               Amortized Cost         Fair Value           Balance Sheet
Fixed maturity securities held to maturity:
Bonds:
   U.S. Treasury securities and obligations
     of U.S. Government agencies                                 $  3,080,471           $ 3,260,596        $  3,080,471
   Obligations of states and political subdivisions                   261,360               285,758             261,360
   Corporate securities
     including public utilities                                    30,289,401            31,355,505          30,289,401
   Mortgage backed securities                                       3,634,752             3,684,761           3,634,752
Redeemable preferred stocks                                            28,005                38,358              28,005
                                                                 ------------           -----------        ------------

   Total fixed securities held to maturity                         37,293,989            38,624,978          37,293,989
                                                                 ------------           -----------        ------------

Securities available for sale:
Bonds:
   U.S. Treasury securities and
   obligations of U.S. Government agencies                            595,177               676,781             676,781
   Corporate securities
     including public utilities                                    12,618,880            13,593,256          13,593,256
Non-redeemable preferred stock                                         56,031                94,712              94,712
Common stock:
   Public utilities                                                   314,014               447,172             447,172
   Banks, trusts and insurance companies                              520,683               989,305             989,305
   Industrial, miscellaneous and all other                          1,090,733             1,922,255           1,922,255
                                                                 ------------           -----------        ------------

     Total securities available for sale                           15,195,518            17,723,481          17,723,481
                                                                 ------------           -----------        ------------

Mortgage loans on real estate:
  Residential                                                       6,119,912                                 6,119,912
  Commercial                                                       12,894,894                                12,894,894
  Residential construction                                         10,899,939                                10,899,939
Real estate                                                         8,519,680                                 8,519,680
Policy, student and other loans                                    11,753,617                                11,753,617
Short-term investments                                              2,054,248                                 2,054,248
                                                                 ------------                              ------------

Total investments                                                $104,731,797                              $107,259,760
                                                                 ============                              ============

                                                                 Schedule II

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                             Condensed Balance Sheet


                                                           December 31,
                                                      2004              2003
                                                      ----              ----
Assets
Cash                                              $  (635,394)      $  (791,521)

Investment in subsidiaries
    (equity method)                                57,988,720        56,188,527

Receivables:
    Receivable from
        Affiliates                                  9,147,416        10,734,307
    Allowance for doubtful accounts                   (16,528)         (161,528)
                                                  -----------       -----------
       Total receivables                            9,130,888        10,572,779
                                                  -----------       -----------

Property and equipment, at cost,
    net of accumulated depreciation
    of $896,060 for 2004 and $730,230
    for 2003                                          142,170           300,744

Other assets                                           66,828            79,504
                                                  -----------       -----------
    Total assets                                  $66,693,212       $66,350,033
                                                  ===========       ===========




















See accompanying notes to parent company only financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                      Condensed Balance Sheet (Continued)


                                                           December 31,
                                                      2004              2003
                                                      ----              ----
Liabilities:
-----------
Bank loans payable:
  Current installments                           $ 1,886,570        $ 2,995,831
  Long-term                                        6,059,926          8,641,418

Notes and contracts payable:
  Current installments                               261,834            261,835
  Long-term                                          160,873            421,746

Advances from affiliated companies                10,227,106          8,868,497

Other liabilities and accrued expenses               955,832          1,060,083

Income taxes                                       5,476,231          4,925,192
                                                 -----------        -----------
    Total liabilities                             25,028,372         27,174,602
                                                 -----------        -----------
Stockholders' equity:
Common Stock:
  Class A:  $2 par value, authorized
    10,000,000 shares, issued 6,755,870
    shares in 2004 and 6,275,104 shares
    in 2003                                       13,511,740         12,550,208
  Class C:  convertible, $0.20 par value,
    authorized 7,500,000 shares, issued
    6,468,199 shares in 2004 and 6,469,638
    shares in 2003                                 1,293,641          1,293,927
                                                ------------        -----------
Total common stock                                14,805,381         13,844,135

Additional paid-in capital                        14,922,851         13,569,582
Accumulated other comprehensive
  income (loss), and other items                     (11,352)          (437,973)
Retained earnings                                 15,365,259         15,414,681
Treasury stock at cost
    (1,315,075 Class A shares and 79,103
    Class C shares in 2004; 1,276,518
    Class A shares and 75,336 Class C shares
    in 2003, held by affiliated companies)        (3,417,299)        (3,214,994)
                                                 -----------        -----------
Total stockholders' equity                        41,664,840         39,175,431
                                                 -----------        -----------
  Total liabilities and
    stockholders' equity                         $66,693,212        $66,350,033
                                                 ===========        ===========

See accompanying notes to parent company only financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                        Condensed Statements of Earnings




                                                 Year Ended December 31,
                                                 -----------------------
                                           2004          2003            2002
                                           ----          ----            ----

Revenue:
    Net investment income              $       35     $       52     $   34,053
    Fees from affiliates                4,249,430      4,200,683      3,772,293
                                       ----------     ----------     ----------
        Total revenue                   4,249,465      4,200,735      3,806,346
                                       ----------     ----------     ----------

Expenses:
    General and administrative
        Expenses                        2,277,933      2,326,526      3,174,550
    Interest expense                      634,783        719,894        278,013
    Expenses to affiliates                180,446        156,327        186,719
                                       ----------    -----------     ----------
        Total expenses                  3,093,162      3,202,747      3,639,282
                                       ----------    -----------     ----------

    Earnings before income
        taxes, and earnings of
        subsidiaries                    1,156,303        997,988        167,064

    Income tax expense                   (606,355)    (2,841,738)    (1,045,791)

    Equity in earnings
        (loss) of subsidiaries          1,572,324      8,440,247      4,870,007
                                       ----------     ----------     ----------
    Net earnings                       $2,122,272     $6,596,497     $3,991,280
                                       ==========     ==========     ==========










See accompanying notes to parent company only financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)

                        Condensed Statements of Cash Flow


                                                    Year Ended December 31,
                                               2004        2003        2002
                                               ----        ----        ----
Cash flows from operating activities:
    Net earnings                            $2,122,272  $6,596,497  $3,991,280
Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
      Depreciation and amortization            165,830     154,506     118,386
      Undistributed (earnings) losses
         of affiliates                      (1,572,324) (8,440,247) (4,870,007)
      Provision for income taxes               606,355   2,841,738   1,045,791
    Change in assets and liabilities:
      Accounts receivable                       36,000    (128,778)     31,909
      Other assets                              12,676     (12,589)    (45,549)
      Other liabilities                       (230,824)     94,529     (30,673)
                                            ----------  ----------  ----------
Net cash provided by operating activities    1,139,985   1,105,656     241,137
                                            ----------  ----------  ----------

Cash flows from investing activities:
    Dividends received from subsidiaries         --      1,150,000   2,381,687
    Purchase of equipment                       (7,256)    (40,106)   (106,185)
    Investment in subsidiaries                   --           --      (900,000)
                                            ----------  ----------  ----------
Net cash (used in) provided by
    investing activities                        (7,256)  1,109,894   1,375,502
                                            ----------  ----------  ----------

Cash flows from financing activities:
    Advances from (to) affiliates            2,764,500  (1,019,660) (9,396,773)
    Payments of notes and contracts payable (3,741,102) (2,116,541) (1,224,801)
    Stock options exercised                      --        133,000       --
    Proceeds from borrowings on notes and
      contracts payable                          --          --      9,000,000
                                            ----------  ----------  ----------
Net cash used in financing activities         (976,602) (3,003,201) (1,621,574)
                                            ---------- -----------  ----------
Net change in cash                             156,127    (787,651)     (4,935)
Cash at beginning of year                     (791,521)     (3,870)      1,065
                                            ----------  ----------  ----------
Cash at end of year                         $ (635,394) $ (791,521) $   (3,870)
                                            ==========  ==========  ==========






See accompanying notes to parent company only financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
           Notes to Parent Company Only Condensed Financial Statements


1) Bank Loans Payable

   Bank loans payable are summarized as follows:
                                                            December 31,
                                                          2004      2003
$1,153,572 in 2004 and $2,230,016 in 2003
    revolving line of credit at 6.15%,
    interest payable monthly and a reduction
    in principal due in semi-annual installments,
    collateralized by 15,000 shares of Security
    National Life Insurance Company stock,
    due December 2005.                                $  445,811    $2,178,075

6.59% note payable in monthly installments of
    $34,680 including principal and interest,
    collateralized by 15,000 shares of Security
    National Life stock, due December 2004.                 --         391,363

7.35% note payable in monthly installments of
    $14,975 including principal and interest,
    collateralized by 15,000 shares of Security
    National Life Insurance Company stock,
    due December 2006.                                   333,145       482,394

5.87% note payable interest only to July 1, 2003,
    thereafter, interest plus monthly principal
    payment of $134,000, collateralized by 15,000
    shares of Security National Life
    Insurance Company stock, due January 2010.         7,206,641     8,413,993

Mark-to-market adjustment                                (39,101)      171,424
                                                      ----------    ----------

        Total bank loans                               7,946,496    11,637,249

      Less current installments                        1,886,570     2,995,831
                                                      ----------    ----------
      Bank loans, excluding current
      Installments                                    $6,059,926    $8,641,418
                                                      ==========    ==========

2)  Notes and Contracts Payable

    Notes and contracts are summarized as follows:
                                                             December 31,
                                                         2004        2003
    Due to shareholders of Security National
      Financial Corporation, 6.0% note
      payable in annual installments of
      $100,000 including principal and
      interest, due July 2005, secured
      by Company stock held in escrow                 $  100,000    $   200,000

    Due to shareholders of Security National
      Financial Corporation, 4.0% note
      payable in annual installments of $160,873
      including principal and interest, due
      January 2006, secured by Company stock
      held in escrow                                    321,747         482,620

                     SECURITY NATIONAL FINANCIAL CORPORATION
           Notes to Parent Company Only Condensed Financial Statements


2)  Notes and Contracts Payable (Continued)
                                                                  December 31,
                                                               2004       2003
                                                               ----       ----

 Other                                                           960        961
                                                            --------   --------

Total notes and contracts                                    422,707    683,581
Less current installments                                    261,834    261,835
                                                            --------   --------
Notes and contracts, excluding current installments         $160,873   $421,746
                                                            ========   ========

The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

              2005                     $2,148,404
              2006                      1,651,684
              2007                      1,439,220
              2008                      1,526,011
              2009                      1,603,884
              Thereafter                 --
                                       ----------
              Total                    $8,369,203
                                       ==========

3)  Advances from Affiliated Companies


                                                                December 31,
                                                             2004         2003
         Non-interest bearing advances from affiliates:
         Cemetery and Mortuary
              subsidiary                                 $ 1,459,841 $1,366,930
         Life Insurance subsidiary                         8,723,282  7,491,567
         Mortgage subsidiary                                  43,983     10,000
                                                        ------------ ----------
                                                         $10,227,106 $8,868,497

4)  Dividends

In 2004, 2003 and 2002, Security National Life Insurance Company, a wholly owned subsidiary of the Registrant, paid to the registrant cash dividends of $-0-, $1,150,000, and $2,381,687, respectively.


                                                                  Schedule IV

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                   Reinsurance


                                                                                   Percentage
                                           Ceded to      Assumed                    of Amount
                             Direct          Other      from other     Net           Assumed
                             Amount        Companies    Companies     Amount          to Net
2004
Life Insurance
    in force ($000)        $2,098,690      $188,542      $815,445    $2,725,593       29.9%
                          ===========      ========   ===========   ===========       ====

Premiums:
Life Insurance            $25,554,908      $916,511    $1,031,961   $25,670,358        4.0%
Accident and
    Health Insurance          308,049            12           946       308,983         .3%
                          -----------      --------    ----------   -----------       ----
         Total premiums   $25,862,957      $916,523    $1,032,907   $25,979,341        4.0%
                          ===========      ========    ==========   ===========       ====

2003
Life Insurance
    in force ($000)        $1,974,388      $213,515    $  940,050   $ 2,700,923       34.8%
                          ===========      ========    ==========   ===========       ====

Premiums:
Life Insurance            $22,944,221      $973,632      $972,174   $22,942,763        4.2%
Accident and
    Health Insurance          350,371            --         1,239       351,610         .4%
                          -----------      --------    ----------   -----------       ----
         Total premiums   $23,294,592      $973,632    $  973,413   $23,294,373        4.2%
                          ===========      ========    ==========   ===========       ====

2002
Life Insurance
    in force ($000)        $1,460,832      $220,749    $1,174,604   $ 2,414,687       48.6%
                          ===========      ========   ===========   ===========       ====

Premiums:
Life Insurance            $13,678,397      $889,401    $  922,158   $13,711,154        6.7%
Accident and
    Health Insurance          364,275           380         1,603       365,498         .4%
                          -----------      --------    ----------   -----------       ----
         Total premiums   $14,042,672      $889,781    $  923,761   $14,076,652        6.6%
                          ===========      ========    ==========   ===========       ====


                                                                 Schedule V

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts


                                             Balance at  Additions Charged     Deductions       Balance
                                             Beginning       to Costs         Disposals and    at End of
                                              of Year      and Expenses        Write-offs        Year
                                             ---------     ------------        ----------      --------

For the Year Ended December 31, 2004
Accumulated depreciation
   on real estate                          $ 4,059,934     $ 348,096         $    --         $ 4,408,030

Allowance for losses on mortgage loans
   on real estate and construction loans        14,893       240,000              --             254,893

Accumulated depreciation
   on property and equipment                10,419,573     1,665,018          (228,225)       11,856,366

Allowance for doubtful accounts              1,706,678        24,000          (428,310)        1,302,368

For the Year Ended December 31, 2003
Accumulated depreciation
   on real estate                           $3,728,539      $331,395         $    --         $ 4,059,934

Allowance for losses on mortgage loans
   on real estate and construction loans        14,893        --                  --              14,893

Accumulated depreciation
   on property and equipment                 8,903,197     1,535,529           (19,153)       10,419,573

Allowance for doubtful accounts              1,479,728       472,897          (245,947)        1,706,678

For the Year Ended December 31, 2002
Accumulated depreciation
    on real estate                         $ 3,404,644      $323,895         $    --         $ 3,728,539

Allowance for losses on mortgage loans
   on real estate and construction loans        14,893        --                  --              14,893

Accumulated depreciation
    on property and equipment                7,685,613     1,229,504           (11,920)        8,903,197

Allowance for doubtful accounts              1,778,592        90,357          (389,221)        1,479,728

Allowance for real estate losses               119,269        --              (119,269)          --

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure


None

Item 9A.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures - The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this annual report. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

                                    PART III

Item 10. Directors and Executive Officers

The Company's Board of Directors consists of seven persons, four of whom are not employees of the Company. There are no family relationships between or among any of the directors and executive officers, except that Scott M. Quist and G. Robert Quist are the sons of George R. Quist and Christie Q. Overbaugh is the daughter of George R. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.

    Name                       Age        Position with the Company
----------------             ------
George R. Quist                84     Chairman of the Board and Chief Executive
                                      Officer

Scott M. Quist                 51     President, Chief Operating Officer and
                                      Director

Stephen M. Sill                59     Vice President, Treasurer and Chief
                                      Financial Officer

G. Robert Quist                53     First Vice President and Secretary

J. Lynn Beckstead, Jr.         51     Vice President Mortgage Operations and
                                      Director

Christie Q. Overbaugh          56     Senior Vice President of Internal
                                      Operations of Southern Security Life
                                      Insurance Company

Charles L. Crittenden          84     Director

Robert G. Hunter               45     Director

H. Craig Moody                 53     Director

Norman G. Wilbur               66     Director

Committees of the Board of Directors include an executive committee, on which Messrs. George Quist, Scott Quist, and Moody serve; an audit committee, on which Messrs. Crittenden, Moody, and Wilbur serve; and a compensation committee, on which Messrs. Crittenden, Wilbur, and George Quist serve.

The audit committee is composed of directors who are, in the opinion of the Board of Directors, free from any relationship which would interfere with the exercise of independent judgment and who possess an understanding of financial statements and generally accepted accounting principles. Thus, each member is an "independent" director as that term is defined by the regulations of the Securities Exchange Act of 1934. The Board of Directors has determined that Norman G. Wilbur, who currently serves as a director and a member of the audit committee, is an independent financial expert of the audit committee.

Directors

The following is a description of the business experience of each of the Company's directors.

George R. Quist has been Chairman of the Board and Chief Executive Officer of the Company since October 1979. Mr. Quist served as President of the Company from 1979 until July 2002. From 1960 to 1964, Mr. Quist was Executive Vice President and Treasurer of Pacific Guardian Life Insurance Company. From 1946 to 1960, he was an agent, District Manager and Associate General Agent for various insurance companies. Mr. Quist also served from 1981 to 1982 as the President of The National Association of Life Companies, a trade association of 642 life insurance companies, and from 1982 to 1983 as its Chairman of the Board.

Scott M. Quist has been President of the Company since July 2002, its Chief Operating Officer since October 2001, and a director since May 1986. Mr. Quist served as First Vice President of the Company from May 1986 to July 2002. From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas. From 1986 to 1991, he was Treasurer and a director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies. Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance. He has also served as a regional director of Key Bank of Utah since November 1993. Mr. Quist is currently a director and past president of the National Alliance of Life Companies, a trade association of over 200 life companies.

J. Lynn Beckstead Jr. has been Vice President of Mortgage Operations and a director of the Company since March 2002. In addition, Mr. Beckstead is President of SecurityNational Mortgage Company, an affiliate of the Company, having served in this position since July 1993. From 1980 to 1993, Mr. Beckstead was Vice President and a director of Republic Mortgage Corporation. From 1983 to 1990, Mr. Beckstead was Vice President and a director of Richards Woodbury Mortgage Corporation. From 1980 to 1983, he was a principal broker for Boardwalk Properties. From 1978 to 1980, Mr. Beckstead was a residential loan officer for Medallion Mortgage Company. From 1977 to 1978, he was a residential construction loan manager of Citizens Bank.

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

Christie Q. Overbaugh has been Senior Vice President of Internal Operations for Southern Security Life Insurance Company since June 2002, and Vice President of Underwriting of Security National Life Insurance Company since October 1998. Ms. Overbaugh has also served as Vice President of the Company from October 1999 to June 2002, and as Vice President of Underwriting for Southern Security Life Insurance Company from October 1998 to June 2002. From 1985 to 1990, she was Chief Underwriter for Investors Equity Life Insurance Company of Hawaii and Security National Life Insurance Company. From 1990 to 1991, Ms. Overbaugh was President of the Utah Home Office Underwriters Association. Ms. Overbaugh is currently a member of the Utah Home Office Underwriters Association and an Associate Member of LOMA (Life Office Management Association).

The Board of Directors of the Company has a written procedure, which requires disclosure to the board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or any subsidiary or affiliate thereof has had any transactions with the Company or its subsidiaries during 2004 or 2003.

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

Item 11.  Executive Officer Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by George R. Quist, the Company's Chairman of the Board and Chief Executive Officer, and all other executive officers (collectively, the "Named Executive Officers") at December 31, 2004 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 2004.

                                                                Summary Compensation Table
                                           Annual Compensation                          Long-Term Compensation
                                                           Other
                                                          Annual     Restricted     Securities      Long-Term   All Other
Name and                                                  Compen-       Stock       Underlying      Incentive    Compen-
Principal Position        Year    Salary($)  Bonus($)  sation($)(2)    Awards($)  Options/SARs(#)   Payout($) sation($)(3)
------------------        ----    ---------  --------  ------------    ---------  --------------------------- ------------
George R. Quist (1)       2004   $165,600   $ 50,000     $2,400          $0          100,000          $0         $26,002
  Chairman of the         2003    165,600     50,000      2,400           0          100,000           0          23,273
  Board and Chief         2002    165,600     25,000      2,400           0           80,000           0          31,186
  Executive Officer

Scott M. Quist (1)        2004   $215,900   $ 75,000     $7,200          $0        1,000,000(4)       $0         $34,773
  President, Chief        2003    205,400     60,000      7,200           0           70,000           0          29,531
  Operating Officer       2002    179,400     35,000      7,200           0           40,000           0          24,066
  and Director

J. Lynn Beckstead, Jr.    2004   $195,796   $ 85,000         $0          $0            5,000          $0         $25,750
  Vice President of       2003    158,500    255,675          0           0           15,000           0          16,104
  Mortgage Operations     2002    150,000    120,401          0           0           10,000           0          15,101
  and Director

G. Robert Quist (1)       2004   $104,814$          0    $2,400          $0           10,000          $0         $10,711
  First Vice President
  and Secretary           2003     87,175     16,599      2,400           0           35,000           0           9,748

Stephen M. Sill           2004   $102,855    $ 6,000     $3,600          $0            5,000          $0         $11,684
  Vice President,
  Treasurer and Chief
  Financial Officer

     (1)  George R. Quist is the father of Scott M. Quist and G. Robert Quist.

     (2) The amounts indicated under "Other Annual Compensation" consist of payments related to the operation of automobiles by the Named
          Executive Officers. However, such payments do not include the furnishing of an automobile by the Company to George R. Quist, Scott
          M. Quist, J. Lynn Beckstead Jr., and G. Robert Quist, nor the payment of insurance and property taxes with respect to the automobiles operated by the Named Executive Officers.

     (3) The amounts indicated under "All Other Compensation" consist of (a) amounts contributed by the Company into a trust for the benefit of the Named Executive Officers under the Security National Financial Corporation Deferred Compensation Plan (for the years 2004, 2003, and 2002, such amounts were George R. Quist, $21,341, $18,590 and $16,207, respectively; and Scott M. Quist, $23,001, $23,000 and $19,219,
          respectively; J. Lynn Beckstead, Jr., $21,000, $12,750 and $0, respectively; G. Robert Quist, $10,161 and $9,394 for 2004 and 2003, respectively; Stephen M. Sill $11,134 for 2004); (b) insurance premiums paid by the Company with respect to a group life insurance plan for the benefit of the Named Executive Officers (for the years 2004, 2003 and 2002, such amounts were for George R. Quist $17, $39 and $125, respectively; for Scott M. Quist, G. Robert Quist, Stephen
          M. Sill and J. Lynn Beckstead, Jr., $550, $354, and $642 each, respectively); (c) life insurance premiums paid by the Company for the benefit of the family of George R. Quist ($4,644 for each of the years 2004, 2003 and 2002); Scott M. Quist ($11,222 for the year 2004,
          $6,177 for the year 2003, $4,205 for 2002); J. Lynn Beckstead, Jr. ($4,200 for 2004); (d) compensation paid for the cashless exercise of 50,000 shares of Company stock exercised by George R. Quist ($10,210) for the year 2002; (e) amounts contributed by the Company into a trust for the benefit of the Named Executive Officers under the Security National Financial Corporation's Employer Stock Ownership Plan (ESOP) (for the years 2003 and 2002, such amounts were J. Lynn Beckstead Jr., $3,000 and $2,754, respectively; and (f) amounts contributed by the Company into a trust for the benefit of the Named Executive Officers under the Security National Financial Corporation Tax-Favored Retirement Savings Plan (401-k) Plan) (for the years 2003 and 2002, such amounts were J. Lynn Beckstead Jr., $0 and $11,705, respectively). The amounts under "All Other Compensation" do not include the no-interest loan in the amount of $172,000 that the Company made to George R. Quist on April 29, 1998 to exercise stock options granted to him. The loan has been fully paid as of March 31, 2005.

     (4) Options to purchase 1,000,000 shares of Class C common stock. The Class C common shares are convertible to Class A common shares on the basis of ten shares of Class C common stock to one share of Class A common stock.

The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the Named Executive Officers during the fiscal year ended December 31, 2004, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 2004.

Aggregated Option/SAR Exercised in Last Fiscal Year and Fiscal Year-End Option/SAR Values:

                                                             Number of
                                                             Securities
                                                             Underlying                                  Value of
                                                             Unexercised                                Unexercised
                                                            Options/SARs                               In-the-Money
                      Shares                                     at                                   Options/SARs at
                    Acquired on                             December 31,                               December 31,
                     Exercise         Value                    2004(#)                                      2004
Name                   (#)          Realized       Exercisable          Unexercisable          Exercisable       Unexercisable
----                 --------       --------       -----------          -------------          -----------       -------------
George R.  Quist      68,298       $560,040          153,620               -0-              $    27,233               $-0-
Scott M. Quist          -0-            -0-         1,082,175(1)            -0-                       -0-               -0-
J. Lynn Beckstead, Jr. 8,355         62,243           21,788               -0-                       -0-               -0-
G. Robert Quist        6,862         51,455           49,088               -0-                       -0-               -0-
Stephen M. Sill        3,718         32,350            5,250               -0-                    1,228                -0-

(1) Includes options to purchase 1,000,000 shares of Class C common stock. The Class C common shares are convertible to Class A common shares on the basis of ten shares of Class C common stock to one share of Class A common stock.

Retirement Plans

On December 8, 1988, the Company entered into a deferred compensation plan with George R. Quist, the Chairman and Chief Executive officer of the Company. The plan was later amended on three occasions with the third amendment effective February 1, 2001. Under the terms of the plan as amended, upon the retirement of Mr. Quist, the Company is required to pay him ten annual installments in the amount of $60,000. Retirement is defined in the plan as the age of 70, or a later retirement age, as specified by the Board of Directors. The $60,000 annual payments are to be adjusted for inflation in accordance with the United States Consumer Price Index for each year after January 1, 2002. If Mr. Quist's employment is terminated by reason of disability or death before he reaches retirement age, the Company is to make the ten annual payments to Mr. Quist, in the event of disability, or to his designated beneficiary, in the event of death.

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

Employment Agreements

On July 16, 2004, the Company entered into an employment agreement with Scott M. Quist, its President and Chief Operating Officer. The agreement is effective as of December 4, 2003 and has a five-year term, but the Company has agreed to renew the agreement on December 4, 2008 and 2013 for additional five-year terms, provided Mr. Quist performs his duties with usual and customary care and diligence. Under the terms of the agreement, Mr. Quist is to devote his full time to the Company serving as its President, General Counsel and Chief Operating Officer at not less than his current salary and benefits. The Company also agrees to maintain a group term life insurance policy of not less than $1,000,000 on Mr. Quist's life and a whole life insurance policy in the amount of $500,000 on Mr. Quist's life. In the event of disability, Mr. Quist's salary would be continued for up to five years at 75% of its current level.

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist's current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company accrued $31,500 and $328,000 in fiscal 2004 and 2003, respectively, to cover the present value of anticipated retirement benefits under the employment agreement.

On December 4, 2003, the Company, through its subsidiary SecurityNational Mortgage Company, entered into an employment agreement with J. Lynn Beckstead, Jr., Vice President of Mortgage Operations and President of SecurityNational Mortgage Company. The agreement has a five-year term, but the Company has agreed to renew the agreement on December 4, 2008 and 2013 for additional five-year terms, provided Mr. Beckstead performs his duties with usual and customary care and diligence. Under the terms of the agreement, Mr. Beckstead is to devote his full time to the Company serving as President of SecurityNational Mortgage Company at not less than his current salary and benefits, and to include $350,000 of life insurance protection. In the event of disability, Mr. Beckstead's salary would be continued for up to five years at 50% of its current level.

In the event of a sale or merger of the Company, and Mr. Beckstead were not retained in his current position, the Company would be obligated to continue Mr. Beckstead's current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62 1/2) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The
Company accrued in 2004 and 2003 approximately $18,500 and $172,000, respectively, to cover the present value of the retirement benefit of the agreement.

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

All persons who have completed at least one year's service with the Company and satisfy other plan requirements are eligible to participate in the 401(k) plan. All Company matching contributions are invested in the Company's Class A Common Stock. The Company's matching contributions for 2004, 2003 and 2002 were approximately $5,746, $4,493 and $7,975, respectively. Also, the Company may contribute at the discretion of the Company's Board of Directors an Employer Profit Sharing Contribution to the 401(k) plan. The Employer Profit Sharing Contribution shall be divided among three different classes of participants in the plan based upon the participant's title in the Company. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. The Company's contributions to the plan for 2004, 2003 and 2002, were $128,949, $110,081 and $142,218, respectively.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the "Ownership Plan") for the benefit of career employees of the Company and its subsidiaries. The following is a description of the Ownership Plan, and is qualified in its entirety by the Ownership Plan, a copy of which is available for inspection at the Company's offices.

Under the Ownership Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the Ownership Plan. Employees become eligible to participate in the Ownership Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,040 hours of service). The Company's contributions under the Ownership Plan are allocated to eligible employees on the same ratio that each eligible employee's compensation bears to total compensation for all eligible employees during each year. To date, the Ownership Plan has approximately 234 participants and had $105,196 contributions payable to the Plan in 2004. Benefits under the Ownership Plan vest as follows: 20% after the third year of eligible service by an employee, an additional 20% in the fourth, fifth, sixth and seventh years of eligible service by an employee.

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

Deferred Compensation Plan

In 2001, the Company's Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Deferred Compensation Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company's Board of Directors. The Company's contribution for 2004, 2003 and 2002 was $123,249, $95,485 and $100,577, respectively.

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

The 1993 Plan has a term of ten years. The Board of Directors may amend or terminate the 1993 Plan at any time, subject to approval of certain modifications to the 1993 Plan by the shareholders of the Company as may be required by law or the 1993 Plan. On November 7, 1996, the Company amended the 1993 Plan as follows: (i) to increase the number of shares of Class A Common Stock reserved for issuance under the 1993 Plan from 300,000 Class A shares to 600,000 Class A shares; and (ii) to provide that the stock subject to options, awards and purchases may include Class C common stock. On October 14, 1999, the Company amended the 1993 Plan to increase the number of shares of Class A Common Stock reserved for issuance under the plan from 746,126 Class A shares to 1,046,126 Class A shares. The Plan terminated in 2003 and options granted thereunder are non-transferable.

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

2003 Stock Option Plan

On July 11, 2003, the Company adopted the Security National Financial Corporation 2003 Stock Incentive Plan (the "2003 Plan"), which reserved 500,000 shares of Class A common stock and 1,000,000 shares of Class C common stock for issuance thereunder. The 2003 Plan was approved by the Board of Directors on May 9, 2003, and by the stockholders at the annual meeting of the stockholders held on July 11, 2003. The 2003 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress.

The 2003 Plan provides for the grant of options and the award or sale of stock to officers, directors, and employees of the Company. Both "incentive stock options", as defined under Section 422A of the Internal Revenue Code of 1986 (the "Code") and "non-qualified options" may be granted under the 2003 Plan. The exercise prices for the options granted are equal to or greater than the fair market value of the stock subject to such options as of the date of grant, as determined by the Company's Board of Directors. The options granted under the 2003 Plan are to reward certain officers and key employees who have been employed by the Company for a number of years and to help the Company retain these officers by providing them with an additional incentive to contribute to the success of the Company.

The 2003 Plan is to be administered by the Board of Directors or by a committee designated by the board. The terms of options granted or stock awards or sales affected under the 2003 Plan are to be determined by the Board of Directors or its committee. The Plan provides that if the shares of Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of Common Stock as a stock dividend on its outstanding Common Stock, the number of shares of Common Stock deliverable upon the exercise of Options shall be increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price to reflect such subdivision, combination or stock dividend. In addition, the number of shares of Common Stock reserved for purposes of the Plan shall be adjusted by the same proportion. No options may be exercised for a term of more than ten years from the date of grant.

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

The 2003 Plan has a term of ten years. The Board of Directors may amend or terminate the 2003 Plan at any time, subject to approval of certain modifications to the 2003 Plan by the shareholders of the Company as may be required by law or the 2003 Plan.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth security ownership information of the Company's Class A and Class C common stock as of March 31, 2005, (i) for persons who own beneficially more than 5% of the Company's outstanding Class A or Class C common stock, (ii) each director of the Company, and (iii) for all executive officers, and directors of the Company as a group.

                                                                                                          Class A and
                                            Class A                          Class C                        Class C
                                         Common Stock                     Common Stock                   Common Stock
                                         ------------                     ------------                   ------------
                                   Amount                           Amount                           Amount
                                Beneficially       Percent       Beneficially        Percent      Beneficially      Percent
Name and Address (1)                Owned         of Class           Owned          of Class          Owned          of Class
-----------------                  -------        --------           -----          --------          -----          --------
George R. and Shirley C. Quist
  Family Partnership, Ltd. (2)     426,375          7.0%          3,358,687            52.6%       3,785,062        28.1%
Employee Stock
  Ownership Plan (3)               577,183          9.5%          1,553,041            24.3%       2,130,224        15.8%
George R. Quist (4)(5)(7)(8)       449,945          7.4%            470,581             7.4%         920,526         6.8%
Scott M. Quist (4)(7)(9)           347,885          5.7%          1,307,079            20.5%       1,654,964        12.3%
Associated Investors (10)           92,798          1.5%            655,610            10.3%         748,408         5.5%
G. Robert Quist (6)(11)            112,300          1.9%            244,052             3.8%         356,352         2.6%
J. Lynn Beckstead, Jr., (6)(12)    104,193          1.7%            --                  *            104,193          *
Stephen M. Sill (6)(13)             58,087          1.0%            --                  *             58,087          *
Christie Q. Overbaugh (14)          56,979          *               105,501             1.7%         162,480         1.2%
Robert G. Hunter, M.D., (4)(15)      7,296          *               --                  *              7,296          *
Norman G. Wilbur (16)                5,962          *               --                  *              5,962          *
Charles L. Crittenden (17)           5,921          *               --                  *              5,921          *
H. Craig Moody (18)                  5,678          *               --                  *              5,678          *
All directors and executive
  officers (10 persons)
  (4)(5)(6)(7)                   1,580,621         26.1%          5,485,500            86.0%       7,066,521        52.4%


*   Less than 1%

(1) Unless otherwise indicated, the address of each listed stockholder is c/o Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.

(2) This stock is owned by the George R. and Shirley C. Quist Family Partnership, Ltd., of which George R. Quist is the general partner.

(3) The trustees of the Employee Stock Ownership Plan (ESOP) are George R. Quist, Scott M. Quist, and Robert G. Hunter who exercise shared voting and investment powers.

Item 12 - Security Ownership of Certain Beneficial Owners and Management (Continued)


(4) Does not include 577,183 shares of Class A common stock and 1,553,041 shares of Class C common stock owned by the Company's Employee Stock Ownership Plan
(ESOP), of which George R Quist, Scott M. Quist and Robert G. Hunter are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

(5) Does not include 92,798 shares of Class A common stock and 655,611 shares of Class C common stock owned by Associated Investors, a Utah general partnership, of which George R. Quist is the managing partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(6) Does not include 252,757 shares of Class A common stock owned by the Company's 401(k) Retirement Savings Plan, of which G. Robert Quist, J. Lynn Beckstead, and Stephen M. Sill are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(7) Does not include 140,573 shares of Class A common stock owned by the Company's Deferred Compensation Plan, of which George R. Quist and Scott M. Quist are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(8) Includes options to purchase 153,620 shares of Class A common stock granted to George R. Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2005.

(9) Includes options to purchase 77,175 shares of Class A common stock and 1,050,000 shares of Class C Common Stock granted to Scott M. Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2005.

(10) The managing partner of Associated Investors is George R. Quist, who exercises sole voting and investment powers.

(11) Includes options to purchase 49,088 shares of Class A common stock granted to G. Robert Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2005.

(12) Includes options to purchase 21,788 shares of Class A common stock granted to Mr. Beckstead that are currently exercisable or will become exercisable within 60 days of March 31, 2005.

(13) Includes options to purchase 5,250 shares of Class A common stock granted to Mr. Sill that are currently exercisable or will become exercisable within 60 days of March 31, 2005.

(14) Includes options to purchase 7,875 shares of Class A common stock granted to Ms. Overbaugh that are currently exercisable or will become exercisable within 60 days of March 31, 2005.

(15) Includes options to purchase 4,753 shares of Class A common stock granted to Mr. Hunter that are currently exercisable or will become exercisable within 60 days of March 31, 2005.

(16) Includes options to purchase 4,753 shares of Class A common stock granted to Mr. Wilbur that are currently exercisable or will become exercisable within 60 days of March 31, 2005.

(17) Includes options to purchase 1,103 shares of Class A common stock granted to Mr. Crittenden that are currently exercisable or will become exercisable within 60 days of March 31, 2005.

Item 12 - Security Ownership of Certain Beneficial Owners and Management (Continued)


(18) Includes options to purchase 4,753 shares of Class A common stock granted to Mr. Moody that are currently exercisable or will become exercisable within 60 days of March 31, 2005.

The Company's executive officers and directors, as a group, own beneficially approximately 52.4% of the outstanding shares of the Company's Class A and Class C common stock.

Item 13.  Certain Relationships and Related Transactions

On December 19, 2001, the Company entered into an option agreement with Monument Title, LLC, a Utah limited liability company in which the Company made available a $100,000 line of credit to Monument Title at an interest rate of 8% per annum. The line of credit is secured by the assets of Monument Title. From December 28, 2001 to June 14, 2002, the Company advanced Monument Title a total of $77,953 under the line of credit. The amount advanced under the line of credit plus accrued interest are payable upon demand. Ron Motzkus and Troy Lashley, who own 90% and 10% of the outstanding shares of Monument Title, respectively, are brother-in-laws of Scott M. Quist, President and Chief Operating Officer of the Company. The Company has the right under the option agreement for a period of five years from the date thereof to acquire 100% of the outstanding common shares of Monument Title for the sum of $10. The purpose of the transaction, which was approved by the Company's Board of Directors, is to insure that the title and escrow work performed for Security National Mortgage Company in connection with its mortgage loans are completed as accurately as possible by Monument Title to avoid any economic losses to the Company.

On November 1, 2004, the Company entered into an Agreement to Repay Indebtedness and to Convey Option with Monument Title and Mr. Motzkus. Under the terms of the agreement, Monument Title agreed to pay the Company a total of $94,177, representing the total of $77,953 that the Company advanced to Monument Title under the line of credit, plus interest thereon, within seven days from the date of the agreement. Monument Title paid the $94,177 to the Company pursuant to the agreement. In addition, the Company agreed to release its interest in the option agreement to acquire 100% of the outstanding common shares of Monument Title, in consideration for the payment of an additional $94,177. Monument Title is to pay the additional $94,177 to the Company in minimum payments of $500 per month for the first twelve months following the date of the agreement, with additional payments of $1,000 per month for the second twelve months following the date of the agreement. After the 24th month following the date of the agreement, the outstanding balance is to bear interest at the three year treasury rate plus one percent. The minimum payment for the third year is $1,500 per month, the minimum payment for the fourth year is $2,000 per month and the minimum payment for the fifth year is $2,500 per month. Any remaining unpaid balance, including interest, shall be due and payable at the conclusion of the 60th month from the date of the agreement.

On December 26, 2003, Security National Life entered into a coinsurance agreement and a modified coinsurance agreement with Southern Security Life Insurance Company, effective September 30, 2003. Under the terms of these agreements, Southern Security Life Insurance Company ceded 50% of certain blocks of its universal life business to Security National Life. The total liabilities reinsured for this business on October 1, 2003 were $22,195,259. Southern Security Life Insurance Company received a ceding commission from Security National Life of $3,200,000 and will pay a risk charge to Security National Life of 1% of the outstanding coinsurance per calendar quarter. Southern Security Life Insurance Company placed investment grade bonds in a bank trust, the value of which equal the outstanding liabilities ceded to Security National Life. Security National Life is named as a beneficiary of the trust, and the terms of the trust are such that Southern Security Life Insurance Company will maintain investment grade bonds in the trust to equal the outstanding liabilities ceded to Security National Life.

Under the coinsurance agreement and the modified coinsurance agreement, the coinsurance and the decrease in reserves are equal in amount. Under U. S. GAAP the coinsurance and the reserve decreases are netted since these are non-cash items, and Southern Security Life Insurance Company expects to recapture the coinsurance from future profits of the reinsured business. Southern Security Life Insurance Company has the right to recapture the business at any time after September 30, 2004, upon 90 days advance notice. As of December 31, 2004, the outstanding coinsurance amount was $2,426,107. Southern Security Life Insurance Company recorded as an expense the risk charge of $112,315 for 2004. The coinsurance agreements have remained in effect following completion of the merger of SSLIC Holding Company into Southern Security Life Insurance Company. As a result, the coinsurance agreements have not been impacted or affected by the completion of such merger.

On December 28, 2004, Security National Life entered into a coinsurance agreement and a modified coinsurance agreement with Southern Security Life Insurance Company, effective October 1, 2004. Under the terms of these agreements, Southern Security Life Insurance Company ceded 25% of certain blocks of its universal life business to Security National Life. The total liabilities reinsured for this business on October 1, 2004 were $11,010,599. Southern Security Life Insurance Company received a ceding commission from Security National Life of $1,200,000 and will pay a risk charge to Security National Life of 1% of the outstanding coinsurance per calendar quarter. Southern Security Life Insurance Company placed investment grade bonds in a bank trust, the value of which equal the outstanding liabilities ceded to Security National Life. Security National Life is named as a beneficiary of the trust, and the terms of the trust are such that Southern Security Life Insurance Company will maintain investment grade bonds in the trust to equal the outstanding liabilities ceded to Security National Life.

Under the coinsurance agreement and the modified coinsurance agreement, the coinsurance and the decrease in reserves are equal in amount. Under U. S. GAAP the coinsurance and the reserve decreases are netted since these are non-cash items, and Southern Security Life Insurance Company expects to recapture the coinsurance from future profits of the reinsured business. Southern Security Life Insurance Company has the right to recapture the business at any time after September 30, 2005, upon 120 days advance notice. As of December 31, 2004 the outstanding coinsurance amount was $1,157,886. Southern Security Life Insurance Company recorded as an expense the risk charge of $12,000 for 2004. The coinsurance agreements have remained in effect following completion of the merger of SSLIC Holding Company into Southern Security Life Insurance Company. As a result, the coinsurance agreements have not been impacted or affected by the completion of such merger.

The Company's Board of Directors has a written procedure, which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

Item 14. Principle Accounting Fees and Services

Fees incurred in 2004 for annual audit services pertaining to the financial statements and employee benefit plans and related quarterly reviews were approximately $262,000. There were $19,000 in other fees during 2004.

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

    3.1   Articles of Restatement of Articles of Incorporation (7)
    3.2   Amended Bylaws (10)
    4.1   Specimen Class A Stock Certificate (1)
    4.2   Specimen Class C Stock Certificate (1)
    4.3 Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
   10.1   Restated and Amended Employee Stock Ownership Plan and  Trust
          Agreement (1)
   10.2   1993 Stock Option Plan (3)
   10.3   2000 Director Stock Option Plan (4)
   10.4   2003 Stock Option Plan (9)
   10.5   Deferred Compensation Agreement with George R. Quist (2)
   10.6   Promissory Note with George R. Quist (5)
   10.7   Deferred Compensation Plan (6)
   10.8   Coinsurance Agreement between Security National Life and Acadian (7)
   10.9 Assumption Agreement among Acadian, Acadian Financial Group, Inc., Security National Life and the Company (7)
   10.10 Asset Purchase Agreement between Acadian, Acadian Financial Group, Inc., Security National Life and the Company (7)
   10.11  Promissory Note with Key Bank of Utah (8)
   10.12  Loan and Security Agreement with Key Bank of Utah (8)
   10.13 Stock Purchase and Sale Agreement with Ault Glazer & Co. Investment Management LLC (10)
   10.14 Stock Purchase Agreement with Paramount Security Life Insurance Company (11)
   10.15 Reinsurance Agreement between Security National Life Insurance Company and Guaranty Income Life Insurance Company(12)
   10.16  Employment agreement with J. Lynn Beckstead, Jr.(12)
   10.17  Employment agreement with Scott M. Quist (13)
   10.18 Agreement and Plan of Reorganization among Security National Life Insurance Company, SSLIC Holding Company, and Southern Security Life Insurance Company (14)
   10.19 Agreement and Plan of Merger, among Security National Life Insurance Company, SSLIC Holding Company, and Southern Security Life Insurance Company
   10.20 Agreement to repay indebtedness and to convey option with Monument Title, LLC.
   10.21  Subsidiaries of the Registrant
   31.1   Certification pursuant to 18 U.S.C. Section 1350, as enacted by
          Section 302 of the Sarbanes-Oxley Act of 2002
   31.2   Certification pursuant to 18 U.S.C. Section 1350, as enacted by
          Section 302 of the Sarbanes-Oxley Act of 2002
   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
(2) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
(3) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994
(4) Incorporated by reference from Schedule 14A Definitive Proxy Statement, filed August 29, 2000, relating to the Company's Annual Meeting of Shareholders
(5) Incorporated by reference from Annual Report on Form 10-K, as filed on April 16, 2001
(6) Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
(7) Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003
(8) Incorporated by reference from Annual Report on Form 10-K, as filed on April 15, 2003
(9) Incorporated by reference from Schedule 14A Definitive Proxy Statement, Filed on June 5, 2003, relating to the Company's Annual Meeting of Shareholders
(10) Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
(11) Incorporated by reference from Report on Form 8-K, as filed March 30, 2004
(12) Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
(13) Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
(14) Incorporated  by  reference  from Report on Form 8-K as filed on August 30,
     2004

     (b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2004.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     SECURITY NATIONAL FINANCIAL CORPORATION


Dated:  April 15, 2005 By: George R. Quist
                           ---------------
                           Chairman of the Board and
                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                      TITLE                                DATE

George R. Quist           Chairman of the                       April 15, 2005
                          Board and Chief Executive
                          Officer (Principal
                          Executive Officer)

Scott M. Quist            President, Chief Operating            April 15, 2005
                          Officer and Director

Stephen M. Sill           Vice President,
                          Treasurer and Chief
                          Financial Officer (Principal
                          Financial and Accounting
                          Officer)                              April 15, 2005

J. Lynn Beckstead, Jr.    Vice President and Director           April 15, 2005

Charles L. Crittenden     Director                              April 15, 2005

H. Craig Moody            Director March 30, 2005

Norman G. Wilbur          Director                              April 15, 2005

Robert G. Hunter          Director                              April 15, 2005

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

Date: April 15, 2005

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

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  April 15, 2005

                               By:      Stephen M. Sill
                                        Vice President, Treasurer and
                                        Chief Financial Officer

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Security National Financial Corporation (the "Company") on Form 10-K for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:      George R. Quist
         Chairman of the Board and
         Chief Executive Officer
         April 15, 2005

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Security National Financial Corporation (the "Company") on Form 10-K for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Vice President, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:      Stephen M. Sill
         Vice President, Treasurer
         and Chief Financial Officer
         April 15, 2005

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                          Year Ended December 31, 2004

                     SECURITY NATIONAL FINANCIAL CORPORATION
                           Commission File No. 0-9341

                                 E X H I B I T S

                                  Exhibit Index



Exhibit No.                  Document Name

10.19 Agreement Plan of Merger, among Security National Life Insurance Company, SSLIC Holding Company and Southern Security Life Insurance Company

10.20 Agreement to repay indebtedness and to convey option with Monument Title, LLC.

10.21   Subsidiaries of the Registrant

31.1 Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  EXHIBIT 10.21

                        Subsidiaries of Security National
                              Financial Corporation
                              as of March 31, 2005


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

     Hawaiian Land Holdings

     SSLIC Holding Company

     Insuradyne Corporation

     Southern Security Life Insurance Company

     Security National Funding Company

     Security National Life Insurance Company of Louisiana (Formerly Paramount Security Life Insurance Company)

     Security National Capital, Inc.

     Security National Funding