Form 10-Q
period 2005-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2005-05-16
CIK 318673

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2005            Commission File Number: 0-9341
--------------------------------            ------------------------------



                     SECURITY NATIONAL FINANCIAL CORPORATION
                            Exact Name of Registrant.



       UTAH                                        87-0345941
   -----------                                   --------------
(State or other jurisdiction of             IRS Identification Number
 incorporation or organization




5300 South 360 West, Salt Lake City, Utah             84123
-----------------------------------------            -------
(Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including Area Code     (801) 264-1060
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

                              YES  X         NO
                                  ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $2.00 par value                 5,441,710
-------------------------------------       ----------------------------
         Title of Class                     Number of Shares Outstanding
                                                 as of March 31, 2005


Class C Common Stock, $.20 par value                  6,380,197
------------------------------------        ----------------------------
         Title of Class                     Number of Shares Outstanding
                                                 as of March 31, 2005

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1  Financial Statements                                        Page No.
------                                                              --------
        Consolidated Statement of Earnings - Three months ended
        March 31, 2005 and 2004 (unaudited)................................3

        Consolidated Balance Sheet - March 31, 2005, (unaudited)
        and December 31, 2004............................................4-5

        Consolidated Statement of Cash Flows -
        Three months ended March 31, 2005 and 2004 (unaudited).............6

        Notes to Consolidated Financial Statements......................7-11


Item 2  Management's Discussion and Analysis of Financial Condition
------  and Results of Operations......................................11-14

Item 3  Quantitative and Qualitative Disclosures about Market Risk........14
------

Item 4  Controls and Procedures...........................................14
------

                           PART II - OTHER INFORMATION

        Other Information..............................................14-17

        Signature Page....................................................18

        Certifications.................................................19-21

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)


                                                   Three Months Ended March 31,
Revenues:                                                2005            2004
--------                                                 ----            ----
Insurance premiums and other considerations           $7,180,520     $6,396,174
Net investment income                                  4,345,263      3,556,247
Net mortuary and cemetery sales                        2,885,368      3,056,405
Realized gains on investments and other assets            23,690          5,323
Mortgage fee income                                   13,171,106     18,068,730
Other                                                    216,737        190,038
                                                     -----------    -----------
   Total revenues                                     27,822,684     31,272,917
                                                     -----------    -----------

Benefits and expenses:
---------------------
Death benefits                                         3,515,928      3,772,951
Surrenders and other policy benefits                     469,367        479,839
Increase in future policy benefits                     2,628,190      1,868,732
Amortization of deferred policy
   and pre-need acquisition costs
   and cost of insurance acquired                      1,084,903      1,199,275
General and administrative expenses:
   Commissions                                        10,344,163     14,207,056
   Salaries                                            3,812,734      3,581,644
   Other                                               4,516,123      4,692,879
Interest expense                                         641,688        365,323
Cost of goods and services sold
  of the mortuaries and cemeteries                       547,840        597,532
                                                    ------------   ------------
   Total benefits and expenses                        27,560,936     30,765,231
                                                    ------------   ------------

Earnings before income taxes                             261,748        507,686
Income tax expense                                        18,160       (128,118)
Minority interest                                         --             22,014
                                                    ------------   ------------
      Net earnings                                      $279,908       $401,582
                                                    ============   ============

Net earnings per common share                               $.05           $.07
                                                            ====           ====

   Weighted average outstanding common shares          6,079,717      5,949,234
                                                    ============   ============

Net earnings per common share-assuming dilution             $.05           $.07
                                                            ====           ====

   Weighted average outstanding common shares
      assuming-dilution                                6,104,229      6,109,341
                                                    ============   ============


See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                   March 31, 2005   December 31,
                                                     (Unaudited)      2004
Assets:
------
Insurance-related investments:
Fixed maturity securities
  held to maturity, at amortized cost                $64,771,046    $69,984,761
Fixed maturity securities available
  for sale, at market                                 10,866,975     11,066,025
Equity securities available for sale,
  at market                                            3,928,995      4,166,769
Mortgage loans on real estate and
  construction loans,
  net of allowances for losses                        62,503,891     65,831,586
Real estate, net of accumulated
  depreciation and allowances for
  losses                                              10,574,941      9,709,129
Policy, student and other loans                       13,193,372     13,312,471
Short-term investments                                 5,160,492      4,628,999
                                                    ------------   ------------
     Total insurance-related investments             170,999,712    178,699,740
                                                    ------------   ------------
Restricted assets of cemeteries and mortuaries         5,248,246      5,176,463
                                                    ------------   ------------
Cash                                                  12,950,795     15,333,668
                                                    ------------   ------------
Receivables:
  Trade contracts                                      5,133,693      5,333,891
  Mortgage loans sold to investors                    57,623,871     47,167,150
  Receivable from agents                               1,499,865      1,416,211
  Receivable from officers                                --              1,540
  Other                                                1,021,866      1,120,157
                                                     -----------   ------------
     Total receivables                                65,279,295     55,038,949
  Allowance for doubtful accounts                     (1,223,409)    (1,302,368)
                                                     -----------   ------------
  Net receivables                                     64,055,886     53,736,581
                                                    ------------   ------------
Policyholder accounts on deposit
  with reinsurer                                       6,643,914      6,689,422
Cemetery land and improvements held for sale           8,547,430      8,547,764
Accrued investment income                              2,003,985      1,743,721
Deferred policy and pre-need
  contract acquisition costs                          21,668,190     20,181,818
Property and equipment, net                           10,488,734     10,520,665
Cost of insurance acquired                            12,133,381     14,053,497
Excess of cost over net assets
  of acquired subsidiaries                               683,191        683,191
Other                                                    942,190      1,107,230
                                                    ------------   ------------
     Total assets                                   $316,365,654   $316,473,760
                                                    ============   ============

See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)



                                                  March 31, 2005    December 31,
                                                    (Unaudited)        2004
Liabilities:
------------
Future life, annuity, and other
  policy benefits                                 $225,775,786     $224,529,539
Unearned premium reserve                             2,487,049        2,254,991
Bank loans payable                                  10,565,844       10,442,106
Notes and contracts payable                          2,645,599        2,888,539
Deferred pre-need cemetery and funeral
  contract revenues                                 10,771,065       10,762,357
Accounts payable                                     1,128,676        1,064,269
Funds held under reinsurance treaties                1,176,262        1,184,463
Other liabilities and accrued expenses               8,585,610        6,371,343
Income taxes                                        11,484,867       11,497,967
                                                  ------------     ------------
     Total liabilities                             274,620,758      270,995,574
                                                  ------------     ------------

Commitments and contingencies                           --               --
                                                  ------------     ------------

Minority interest                                       --            3,813,346
                                                  ------------     ------------

Stockholders' Equity:
Common stock:
  Class A: $2.00 par value, authorized
         10,000,000 shares, issued 6,756,785
         shares in 2005 and 6,755,870 shares
         in 2004                                    13,513,570       13,511,740
  Class C:  convertible, $0.20 par value,
         authorized 7,500,000 shares,
         issued 6,459,300 shares in 2005
         and 6,468,199 shares in 2004                1,291,860        1,293,641
                                                 -------------    -------------
     Total common stock                             14,805,430       14,805,381
Additional paid-in capital                          14,922,881       14,922,851
Accumulated other comprehensive (loss)
  and other items, net of deferred taxes              (211,204)         (11,352)
Retained earnings                                   15,645,088       15,365,259
Treasury stock at cost (1,315,075 Class A shares
     and 79,103 Class C shares in 2005;
     1,315,075 Class A shares and 79,103
     Class C shares in 2004 held
     by affiliated companies)                       (3,417,299)      (3,417,299)
                                                 -------------    -------------
     Total stockholders' equity                     41,744,896       41,664,840
                                                 -------------    -------------
         Total liabilities and
            stockholders' equity                  $316,365,654     $316,473,760
                                                  =============    =============




See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                     2005               2004
                                                     ----               ----
Cash flows from operating activities:
      Net cash provided by (used in)
        operating activities                        $(7,897,876)    $21,000,620
                                                   ------------    ------------

Cash flows from investing activities:
   Securities held to maturity:
      Purchase - fixed maturity securities             (502,000)    (12,026,957)
      Calls and maturities - fixed
         maturity securities                          5,622,503       2,579,486
   Securities available for sale:
      Sales - equity securities                          (7,009)             --
   Purchases of short-term investments               (5,414,701)     (8,762,251)
   Sales of short-term investments                    4,883,208       6,164,882
   Purchases of restricted assets                       (41,090)        (91,594)
   Mortgage, policy, and other loans made           (15,663,719)    (22,714,986)
   Payments received for mortgage,
      policy, and other loans                        19,117,574       7,554,722
   Purchases of property and equipment                 (404,331)       (296,546)
   Purchases of real estate                          (1,887,950)       (488,312)
   Cash paid for purchase of subsidiary                      --        (297,994)
   Sale of real estate                                  926,062              --
                                                   ------------    ------------

         Net cash (used in) provided by
            investing activities                      6,628,547     (28,379,550)
                                                   ------------    ------------

Cash flows from financing activities:
   Annuity and pre-need contract receipts             1,419,729       1,348,322
   Annuity and pre-need contract withdrawals         (2,560,646)     (2,544,563)
   Repayment of bank loans and notes and
      contracts payable                                (242,940)       (640,173)
   Proceeds from borrowing on notes and
      contracts                                         270,329              --
                                                   ------------    ------------

      Net cash (used in) provided by
         financing activities                        (1,113,528)     (1,836,414)
                                                   ------------    ------------
Net change in cash                                   (2,382,857)     (9,215,344)

Cash at beginning of period                          15,333,668      19,704,358
                                                   ------------    ------------

Cash at end of period                               $12,950,811     $10,489,014
                                                   ============    ============

See accompanying notes to consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           March 31, 2005 (Unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The quarterly results for the period ended March 31, 2005, have not been reviewed by an independent registered public accounting firm. On April 26, 2005, the Company ceased its independent auditor relationship with Tanner LC due to the five-year partner rotation mandated by the Sarbanes-Oxley Act and the determination by Tanner LC that in the future it would be unable to maintain the necessary industry expertise to continue as independent auditors for the Company. The Company is in the process of appointing new auditors. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

2.   Comprehensive Income

For the three months ended March 31, 2005 and 2004, total comprehensive income amounted to $80,056 and $703,483, respectively.

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

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           March 31, 2005 (Unaudited)



1.  Basis of Presentation (Continued)

In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans. Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123. Earnings per share amounts have been adjusted for the effect of annual stock dividends. Net earnings for the three months ended March 31, 2005 and 2004 would have been reduced by the following:

                                                Three Months Ended March 31,
                                                2005                   2004
                                                ----                   ----
Net earnings as reported                      $279,908               $401,582
Deduct:  Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards, net of related tax
         effects                                 --                     --
                                              --------               --------
Pro forma net earnings                        $279,908               $401,582
                                              ========               ========

      Net earnings per common share:
        Basic - as reported                       $.05                   $.07
                                                  ====                   ====

        Basic - pro forma                         $.05                   $.07
                                                  ====                   ====

        Diluted - as reported                     $.05                   $.07
                                                  ====                   ====

        Diluted - pro forma                       $.05                   $.07
                                                  ====                   ====

     4. Earnings Per Share

       The basic and diluted earnings per share amounts were calculated as follows:

                                                 Three Months Ended March 31,
                                                 2005                   2004
                                                 ----                   ----
Numerator:
      Net income                           $   279,908              $   401,582
                                           ===========              ===========
Denominator:
      Denominator for basic earnings
      per share-weighted-average shares      6,079,717                5,949,234
                                           -----------              -----------

      Effect of dilutive securities:
        Employee stock options                  23,971                  158,241
        Stock appreciation rights                  541                    1,866
                                          ------------             ------------
      Dilutive potential common shares          24,512                  160,107
                                         -------------             ------------
      Denominator for diluted earnings
      per share-adjusted weighted-average
      shares and  assumed conversions        6,104,229                6,109,341
                                           ===========              ===========

      Basic earnings per share                   $.05                      $.07
                                                 ====                      ====

      Diluted earnings per share                 $.05                      $.07
                                                 ====                      ====

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           March 31, 2005 (Unaudited)



1.  Basis of Presentation (Continued)

Earnings per share amounts have been adjusted for the effect of annual stock dividends.


5.  Business Segment
                                        Life             Cemetery/                            Reconciling
                                      Insurance          Mortuary           Mortgage             Items        Consolidated

For the Three Months Ended
March 31, 2005

   Revenues from
      external customers            $  9,954,114       $ 3,216,074         $14,652,496$            --         $27,822,684

   Intersegment revenues               1,271,759           --                  --              (1,271,759)        --

   Segment profit (loss)
      before income taxes                637,839           354,198            (730,289)           --              261,748

   Identifiable assets               305,320,094        48,186,225          14,239,233        (51,379,898)    316,365,654

For the Three Months Ended
March 31, 2004

   Revenues from
      external customers            $  8,357,223        $3,226,386         $19,689,308$            --         $31,272,917

   Intersegment revenues               2,373,013           --                  --              (2,373,013)        --

   Segment profit (loss)
      before income taxes                433,203           347,749            (273,266)            --             507,686

   Identifiable assets               305,088,724        44,736,652          15,971,494        (49,126,302)    316,670,568


            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           March 31, 2005, (Unaudited)



6.  Merger Transaction

Effective January 1, 2005, Security National Life and SSLIC Holding Company, a wholly owned subsidiary of Security National Life, completed a merger transaction with Southern Security Life Insurance Company. Under the terms of the merger and pursuant to the Agreement and Plan of Reorganization, dated August 25, 2004, among Security National Life, SSLIC Holding Company and Southern Security Life Insurance Company, including the amendment thereto dated December 27, 2004, SSLIC Holding Company was merged with and into Southern Security Life Insurance Company, which resulted in (i) Southern Security Life Insurance Company becoming a wholly-owned subsidiary of Security National Life Insurance Company, and (ii) the unaffiliated stockholders of Southern Security Life Insurance Company, holding an aggregate of 490,816 shares of common stock, or 23.3% of the outstanding shares, becoming entitled to receive $3.84 in cash for each issued and outstanding share of their common stock of Southern Security Life Insurance Company, or an aggregate of $1,884,733.

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

7.       Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", and subsequently issued a revision to this Interpretation in December 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies to those variable interest entities considered to be special-purpose entities no later than December 31, 2003. The Interpretation must also be applied to all other variable interest entities no later than March 31, 2005. The adoption of Interpretation No. 46 did not have a material impact on the Company's financial position or results of operations.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           March 31, 2005, (Unaudited)


8.       Recent Accounting Pronouncements (Continued)

In December 2004, FASB revised SFAS 123 to Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(R) also requires that the cost of all share-based transactions be recorded in the financial statements. The revised pronouncement must be adopted by the Company by January 1, 2006. Implementation of SFAS 123(R) will not have a significant impact on the Company's consolidated financial statements in the period of implementation. However, any future stock options granted could have a significant impact on the Company's consolidated financial statements.

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

During the three months ended March 31, 2005, Security National Mortgage Company ("SNMC") experienced a decrease in revenue and expenses due to the decrease in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from the borrowers and other secondary fees from third party investors who purchase the loans from SNMC. SNMC primarily sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. SNMC originated and sold 2,072 ($316,785,000) and 3,291 ($496,307,000)
loans, respectively, for the three months ended March 31, 2005 and 2004.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total revenues decreased by $3,450,000, or 11.0%, to $27,823,000 for the three months ended March 31, 2005, from $31,273,000 for the three months ended March 31, 2004. Contributing to this decrease in total revenues was a $4,898,000 decreased in mortgage fee income, and a $171,000 decreased in net mortuary sales.

Insurance premiums and other considerations increased by $784,000, or 12.3%, to $7,180,000 for the three months ended March 31, 2005, from $6,396,000 for the comparable period in 2004. This increase was primarily due to the additional insurance premiums realized from new insurance sales.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           March 31, 2005, (Unaudited)



Net investment income increased by $789,000, or 22.2%, to $4,345,000 for the three months ended March 31, 2005, from $3,556,000 for the comparable period in 2004. This increase was primarily attributable to additional borrower interest income from increased long-term bond purchases over the comparable period in 2004.

Net mortuary and cemetery sales decreased by $171,000, or 5.6%, to $2,885,000 for the three months ended March 31, 2005, from $3,056,000 for the comparable period in 2004. This reduction in at-need mortuary sales was primarily due to the loss of sales from the Camelback Funeral Home as a result of the City of Phoenix having commenced condemnation proceedings in order to construct a light rail facility on the Camelback Funeral Home property.

Mortgage fee income decreased by $4,898,000, or 27.1%, to $13,171,000 for the three months ended March 31, 2005, from $18,069,000 for the comparable period in 2004. This decrease was primarily attributable to a decrease in the number of loan originations during the first quarter of 2005 due to an increase in interest rates, which resulted in the refinancing of fewer mortgage loans.

Total benefits and expenses were $27,561,000, or 99.1% of total revenues, for the three months ended March 31, 2005, as compared to $30,765,000, or 98.4% of total revenues, for the comparable period in 2004. The lower margin in 2004 was due to fixed expenses, which did not decrease proportionally with the reduction in revenues.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $492,000, or 8.0%, to $6,613,000 for the three months ended March 31, 2005, from $6,121,000 for the comparable period in 2004. This increase was primarily the result of an increase in reserves for policyholders.

Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired decreased by $114,000, or 9.5%, to $1,085,000 for the three months ended March 31, 2005, from $1,199,000 for the comparable period in 2004. This decrease was primarily due to recognition of improvements in persistency and expenses.

General and administrative expenses decreased by $3,563,000, or 16.0%, to $18,673,000 for the three months ended March 31, 2005, from $22,236,000 for the comparable period in 2004. This decrease primarily resulted from a decrease in commissions due to fewer mortgage loan originations having been made by Security National Mortgage Company during the first quarter of 2005.

Interest expense increased by $276,000, or 75.4%, to $642,000 for the three months ended March 31, 2005, from $366,000 for the comparable period in 2004. This increase was primarily due to increased warehouse lines of credit required for a greater number of warehoused mortgage loans by Security National Mortgage Company.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $50,000, or 8.3%, to $548,000 for the three months ended March 31, 2005, from $598,000 for the comparable period in 2004. This reduction in at-need mortuary sales was primarily due to the loss of sales from the Camelback Funeral Home as a result of the City of Phoenix having commenced condemnation proceedings in order to construct a light rail facility on the Camelback Funeral Home property.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           March 31, 2005, (Unaudited)



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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $75,630,000 as of March 31, 2005, compared to $81,051,000 as of December 31, 2004. This represents 44% and 45% of the total insurance-related investments as of March 31, 2005, and December 31, 2004, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2005 and December 31, 2004, 2% ($1,660,000) and 2% ($1,659,000) of the Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2005, and December 31, 2004, the life insurance subsidiary exceeded the regulatory criteria.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           March 31, 2005, (Unaudited)



The Company's total capitalization of stockholders' equity and bank debt and notes payable was $54,956,000 as of March 31, 2005, as compared to $54,995,000 as of December 31, 2004. Stockholders' equity as a percent of total capitalization stayed the same at 76% as of March 31, 2005, when compared to December 31, 2004.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2004 was 9.0% as compared to a rate of 8.6% for 2003. The 2005 lapse rate to date has been approximately the same as 2004.

At March 31, 2005, $29,135,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2004.

Item 4.   Controls and Procedures

     a) Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. b) Changes in internal controls over financial reporting

     During the quarter ended March 31, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

               NONE

Item 5.        Other Information

               NONE

Item 6.        Exhibits and Reports on Form 8-K

 (a)     Exhibits:
   3.1   Articles of Restatement of Articles of Incorporation (7)
   3.2   Amended Bylaws (10)
   4.1   Specimen Class A Stock Certificate (1)
   4.2   Specimen Class C Stock Certificate (1)
   4.3 Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
   10.1  Restated and Amended Employee Stock Ownership Plan and  Trust
         Agreement (1)
   10.2  1993 Stock Option Plan (3)
   10.3  2000 Director Stock Option Plan (4)
   10.4  2003 Stock Option Plan (9)
   10.5  Deferred Compensation Agreement with George R. Quist (2)
   10.6  Promissory Note with George R. Quist (5)
   10.7   Deferred Compensation Plan (6)
   10.8  Coinsurance Agreement between Security National Life and Acadian (7)
   10.9 Assumption Agreement among Acadian, Acadian Financial Group, Inc., Security National Life and the Company (7)
   10.10 Asset Purchase Agreement between Acadian, Acadian Financial Group, Inc., Security National Life and the Company (7)
   10.11 Promissory Note with Key Bank of Utah (8)
   10.12 Loan and Security Agreement with Key Bank of Utah (8)
   10.13 Stock Purchase and Sale Agreement with Ault Glazer & Co. Investment Management LLC (10)
   10.14 Stock Purchase Agreement with Paramount Security Life Insurance Company (11)
   10.15 Reinsurance Agreement between Security National Life Insurance Company and Guaranty Income Life Insurance Company(12)
   10.16 Employment agreement with J. Lynn Beckstead, Jr.(12)
   10.17 Employment agreement with Scott M. Quist (13)
   10.18 Agreement and Plan of Reorganization among Security National Life Insurance Company, SSLIC Holding Company, and Southern Security Life Insurance Company (14)
   10.19 Agreement and Plan of Merger, among Security National Life Insurance Company, SSLIC Holding Company, and Southern Security Life Insurance Company (15)

   10.20 Agreement to repay indebtedness and to convey option with Monument Title, LC. (15)
   10.21 Subsidiaries of the Registrant
    31.1 Certification pursuant to 18 U.S.C. Section 1350, as enacted by
         Section 302 of the Sarbanes-Oxley Act of 2002
    31.2 Certification pursuant to 18 U.S.C. Section 1350, as enacted by
         Section 302 of the Sarbanes-Oxley Act of 2002
    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (1) Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
   (2) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
   (3) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994
   (4) Incorporated by reference from Schedule 14A Definitive Proxy Statement, filed August 29, 2000, relating to the Company's Annual Meeting of Shareholders
   (5) Incorporated by reference from Annual Report on Form 10-K, as filed on April 16, 2001
   (6) Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
   (7) Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003
   (8) Incorporated by reference from Annual Report on Form 10-K, as filed on April 15, 2003
   (9) Incorporated by reference from Schedule 14A Definitive Proxy Statement, Filed on June 5, 2003, relating to the Company's Annual Meeting of Shareholders
  (10) Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
  (11) Incorporated by reference from Report on Form 8-K, as filed March 30,
       2004
  (12) Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
  (13) Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
  (14) Incorporated by reference from Report on Form 8-K, as filed on August 30, 2004
  (15) Incorporated by reference from Report on Form 10-K, as filed on April 15, 2005

       (b) Reports on Form 8-K:

           No reports were filed by the Company during the quarter ended March 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: May 16, 2005                    By: George R. Quist,
                                           ----------------
                                           Chairman of the Board and Chief
                                           Executive Officer
                                          (Principal Executive Officer)


DATED: May 16, 2005                   By:  Stephen M. Sill
                                           ---------------
                                           Vice President, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)

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

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal financial reporting to the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 16, 2005

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

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal financial reporting to the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  May 16, 2005

                                        By:      Stephen M. Sill
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10Q for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:      George R. Quist
         Chairman of the Board
         and Chief Executive Officer
         May 16, 2005

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10Q for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Vice President, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:      Stephen M. Sill
         Vice President, Treasurer and
         Chief Financial Officer
         May 16, 2005