Form 10-Q/A
period 2005-06-03
SECURITY NATIONAL FINANCIAL CORP
filed 2005-06-03
CIK 318673

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q/A
                                 Amendment No. 1

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2005            Commission File Number: 0-9341
--------------------------------            ------------------------------



                     SECURITY NATIONAL FINANCIAL CORPORATION
                            Exact Name of Registrant.



        UTAH                                      87-0345941
------------------------                       ---------------
(State or other jurisdiction              IRS Identification Number
 of incorporation or organization




5300 South 360 West, Salt Lake City, Utah                   84123
-----------------------------------------                 ----------
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including Area Code     (801) 264-1060
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

                              YES  X         NO
                                  ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $2.00 par value                    5,441,710
-------------------------------------                  --------------
         Title of Class                          Number of Shares Outstanding
                                                   as of March 31, 2005


Class C Common Stock, $.20 par value                     6,380,197
------------------------------------                   -------------
         Title of Class                          Number of Shares Outstanding
                                                    as of March 31, 2005

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1   Financial Statements                                      Page No.
------                                                             --------

         Report of Independent Registered Accounting Firm..............3

         Condensed Consolidated Statements of Earnings -
         Three months ended March 31, 2005 and 2004 (unaudited)........4

         Condensed Consolidated Balance Sheets - March 31, 2005,
         and December 31, 2004 (unaudited).............................5-6

         Condensed Consolidated Statements of Cash Flows -
         Three months ended March 31, 2005 and 2004 (unaudited)........7

         Notes to Condensed Consolidated Financial Statements..........8-12


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................12-15

Item 3   Quantitative and Qualitative Disclosures about Market Risk....15
------

Item 4   Controls and Procedures.......................................15
------

                           PART II - OTHER INFORMATION

         Other Information.............................................15-18

         Signature Page................................................19

         Certifications................................................20-22

                           HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS
                            5 Triad Center, Suite 750
                          Salt Lake City, UT 84180-1128
                              Phone: (801) 532-2200
                               Fax: (801) 532-7944
                                 www.hbmcpas.com



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Security National Financial Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Security National Financial Corporation as of March 31, 2005, and the related condensed consolidated statements of earnings and cash flows for the three-month period then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.


                            HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
June 3, 2005

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                          Three Months Ended
                                                             March 31,
Revenues:                                                 2005           2004
--------                                                  ----           ----
Insurance premiums and other considerations           $7,180,520     $6,396,174
Net investment income                                  4,345,263      3,556,247
Net mortuary and cemetery sales                        2,885,368      3,056,405
Realized gains on investments and other assets            23,690          5,323
Mortgage fee income                                   13,171,106     18,068,730
Other                                                    216,737        190,038
                                                    ------------   ------------
   Total revenues                                     27,822,684     31,272,917
                                                    ------------   ------------

Benefits and expenses:
Death benefits                                         3,515,928      3,772,951
Surrenders and other policy benefits                     469,367        479,839
Increase in future policy benefits                     2,628,190      1,868,732
Amortization of deferred policy
   and pre-need acquisition costs
   and cost of insurance acquired                        832,202      1,199,275
General and administrative expenses:
   Commissions                                        10,596,864     14,207,056
   Salaries                                            3,812,734      3,581,644
   Other 4,516,123                                     4,692,879
Interest expense                                         641,688        365,323
Cost of goods and services sold
  of the mortuaries and cemeteries                       547,840        597,532
                                                    ------------   ------------
   Total benefits and expenses                        27,560,936     30,765,231
                                                    ------------   ------------

Earnings before income taxes                             261,748        507,686
Income tax expense                                        18,160       (128,118)
Minority interest                                             --         22,014
                                                    ------------   ------------
      Net earnings                                      $279,908       $401,582
                                                    ============   ============

Net earnings per common share                               $.05           $.07
                                                            ====           ====

   Weighted average outstanding common shares          6,079,717      5,949,234
                                                    ============   ============

Net earnings per common share-assuming dilution             $.05           $.07
                                                            ====           ====

   Weighted average outstanding common shares
      assuming-dilution                                6,104,229      6,109,341
                                                    ============   ============


See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                   December 31,
                                                 March 31, 2005       2004
                                                 --------------   ------------
Assets:
-------
Insurance-related investments:
Fixed maturity securities
  held to maturity, at amortized cost              $64,771,046      $69,984,761
Fixed maturity securities available
  for sale, at market                               10,866,975       11,066,025
Equity securities available for sale,
  at market                                          3,928,995        4,166,769
Mortgage loans on real estate and
  construction loans, net of
  allowances for losses                             62,503,891       65,831,586
Real estate, net of accumulated
  depreciation and allowances for
  losses                                            10,574,941        9,709,129
Policy, student and other loans                     13,193,372       13,312,471
Short-term investments                               5,160,492        4,628,999
                                                 -------------    -------------
     Total insurance-related investments           170,999,712      178,699,740
                                                 -------------    -------------
Restricted assets of cemeteries
 and mortuaries                                      5,248,246        5,176,463
                                                 -------------    -------------
Cash                                                12,950,795       15,333,668
                                                 -------------    -------------
Receivables:
  Trade contracts                                    5,133,693        5,333,891
  Mortgage loans sold to investors                  57,623,871       47,167,150
  Receivable from agents                             1,499,865        1,416,211
  Receivable from officers                               --               1,540
  Other                                              1,021,866        1,120,157
                                                 -------------    -------------
     Total receivables                              65,279,295       55,038,949
  Allowance for doubtful accounts                   (1,223,409)      (1,302,368)
                                                 -------------    -------------
  Net receivables                                   64,055,886       53,736,581
                                                 -------------    -------------
Policyholder accounts on deposit
  with reinsurer                                     6,643,914        6,689,422
Cemetery land and improvements
  held for sale                                      8,547,430        8,547,764
Accrued investment income                            2,003,985        1,743,721
Deferred policy and pre-need
  contract acquisition costs                        20,481,146       20,181,818
Property and equipment, net                         10,488,734       10,520,665
Cost of insurance acquired                          13,320,425       14,053,497
Excess of cost over net assets
  of acquired subsidiaries                             683,191          683,191
Other                                                  942,190        1,107,230
                                                 -------------    -------------
     Total assets                                 $316,365,654     $316,473,760
                                                 =============    =============

See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)


                                                                  December 31,
                                                March 31, 2005       2004
                                                --------------    -------------
Liabilities:
------------
Future life, annuity, and other
  policy benefits                                $225,775,786     $224,529,539
Unearned premium reserve                            2,487,049        2,254,991
Bank loans payable                                 10,565,844       10,442,106
Notes and contracts payable                         2,645,599        2,888,539
Deferred pre-need cemetery and funeral
  contract revenues                                10,771,065       10,762,357
Accounts payable                                    1,128,676        1,064,269
Funds held under reinsurance treaties               1,176,262        1,184,463
Other liabilities and accrued expenses              8,585,610        6,371,343
Income taxes                                       11,484,867       11,497,967
                                                -------------    -------------
     Total liabilities                            274,620,758      270,995,574
                                                -------------    -------------

Commitments and contingencies                         --               --
                                                -------------    -------------

Minority interest                                     --             3,813,346
                                                -------------    -------------

Stockholders' Equity:
Common stock:
  Class A: $2.00 par value, authorized
    10,000,000 shares, issued 6,756,785
    shares in 2005 and 6,755,870 shares
    in 2004                                        13,513,570       13,511,740

  Class C:  convertible, $0.20 par value,
    authorized 7,500,000 shares, issued
    6,459,300 shares in 2005 and 6,468,199
    shares in 2004                                  1,291,860        1,293,641
                                                -------------    -------------
     Total common stock                            14,805,430       14,805,381
Additional paid-in capital                         14,922,881       14,922,851
Accumulated other comprehensive (loss)
  and other items, net of deferred taxes             (211,204)         (11,352)
Retained earnings                                  15,645,088       15,365,259
Treasury stock at cost (1,315,075 Class A shares
   and 79,103 Class C shares in 2005;
   1,315,075 Class A shares and 79,103
   Class C shares in 2004 held
   by affiliated companies)                        (3,417,299)      (3,417,299)
                                                -------------    -------------
     Total stockholders' equity                    41,744,896       41,664,840
                                                -------------    -------------
         Total liabilities and stockholders'
           equity                                $316,365,654     $316,473,760
                                                =============    =============




See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                  2005                2004
                                                  ----                ----
Cash flows from operating activities:
      Net cash provided by (used in)
       operating activities                   $(7,897,876)      $ 21,000,620
                                              -----------       ------------

Cash flows from investing activities:
   Securities held to maturity:
      Purchase - fixed maturity securities       (502,000)      (12,026,957)
      Calls and maturities - fixed
         maturity securities                    5,622,503         2,579,486
   Securities available for sale:
      Sales - equity securities                    (7,009)          --
   Purchases of short-term investments          (5,414,701)      (8,762,251)
   Sales of short-term investments               4,883,208        6,164,882
   Purchases of restricted assets                  (41,090)         (91,594)
   Mortgage, policy, and other loans made      (15,663,719)     (22,714,986)
   Payments received for mortgage,
      policy, and other loans                   19,117,574        7,554,722
   Purchases of property and equipment            (404,331)        (296,546)
   Purchases of real estate                     (1,887,950)        (488,312)
   Cash paid for purchase of subsidiary             --             (297,994)
   Sale of real estate                             926,062            --
                                             -------------     ------------

         Net cash (used in) provided by
            investing activities                 6,628,547      (28,379,550)
                                             -------------    -------------

Cash flows from financing activities:
   Annuity and pre-need contract receipts        1,419,729        1,348,322
   Annuity and pre-need contract withdrawals    (2,560,646)      (2,544,563)
   Repayment of bank loans and notes and
      contracts payable                           (242,940)        (640,173)
   Proceeds from borrowing on notes and
      contracts                                    270,329            --
                                             -------------    -------------

      Net cash (used in) provided by
         financing activities                   (1,113,528)      (1,836,414)
                                             -------------    -------------
Net change in cash                              (2,382,857)      (9,215,344)

Cash at beginning of period                     15,333,668       19,704,358
                                              ------------     ------------

Cash at end of period                          $12,950,811      $10,489,014
                                               ===========      ===========

See accompanying notes to condensed consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           March 31, 2005 (Unaudited)


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

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           March 31, 2005 (Unaudited)



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
                                                    ====                  ====

4.    Earnings Per Share
     The basic and diluted earnings per share amounts were calculated as follows:
                                                  Three Months Ended March 31,
                                                  2005                    2004
                                                  ----                    ----

Numerator:
      Net income                             $   279,908            $   401,582
                                             ===========            ===========
Denominator:
      Denominator for basic earnings per share-
        weighted-average shares                6,079,717              5,949,234
                                             -----------            -----------

      Effect of dilutive securities:
        Employee stock options                    23,971                158,241
        Stock appreciation rights                    541                  1,866
                                           -------------           ------------
      Dilutive potential common shares            24,512                160,107
                                           -------------           -----------

      Denominator for diluted earnings
        per share-adjusted weighted-
        average shares and
        assumed conversions                    6,104,229              6,109,341
                                             ===========            ===========

      Basic earnings per share                     $.05                    $.07
                                                   ====                    ====

      Diluted earnings per share                   $.05                    $.07
                                                   ====                    ====

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           March 31, 2005 (Unaudited)



1.  Basis of Presentation (Continued)

Earnings per share amounts have been adjusted for the effect of annual stock dividends.


5.  Business Segment
                                        Life             Cemetery/                            Reconciling
                                      Insurance          Mortuary           Mortgage             Items        Consolidated

For the Three Months Ended
March 31, 2005

   Revenues from
      external customers           $  10,056,516       $ 3,193,073         $14,573,095$            --         $27,822,684

   Intersegment revenues               1,248,758            23,001              79,401         (1,351,160)        --

   Segment profit (loss)
      before income taxes                637,839           354,198            (730,289)           --              261,748

   Identifiable assets               305,320,094        48,186,225          14,239,233        (51,379,898)    316,365,654

For the Three Months Ended
March 31, 2004

   Revenues from
      external customers            $  8,357,223        $3,226,386         $19,689,308$            --         $31,272,917

   Intersegment revenues               2,373,013           --                   57,304         (2,430,317)        --

   Segment profit (loss)
      before income taxes                433,203           347,749            (273,266)            --             507,686

   Identifiable assets               305,088,724        44,736,652          15,971,494        (49,126,302)    316,670,568


            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           March 31, 2005, (Unaudited)



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

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           March 31, 2005, (Unaudited)


7.       Recent Accounting Pronouncements (Continued)

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

Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired decreased by $367,000, or 30.6%, to $832,000 for the three months ended March 31, 2005, from $1,199,000 for the comparable period in 2004. This decrease was primarily due to recognition of improvements in persistency and expenses.

General and administrative expenses decreased by $3,556,000, or 15.8%, to $18,926,000 for the three months ended March 31, 2005, from $22,482,000 for the comparable period in 2004. This decrease primarily resulted from a decrease in commissions due to fewer mortgage loan originations having been made by Security National Mortgage Company during the first quarter of 2005.

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

            (1) Incorporated by reference from Registration Statement on
                Form S-1, as filed on June 29, 1987
            (2) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
            (3) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994
            (4) Incorporated by reference from Schedule 14A Definitive Proxy
                Statement, filed August 29, 2000, relating to the Company's Annual Meeting of Shareholders
            (5) Incorporated by reference from Annual Report on Form 10-K, as filed on April 16, 2001
            (6) Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
            (7) Incorporated by reference from Report on Form 8-K/A as filed on
                January 8, 2003
            (8) Incorporated by reference from Annual Report on Form 10-K, as filed on April 15, 2003
            (9) Incorporated by reference from Schedule 14A Definitive Proxy
                Statement, Filed on June 5, 2003, relating to the Company's Annual Meeting of Shareholders
           (10) Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
           (11) Incorporated by reference from Report on Form 8-K, as filed on March 30, 2004
           (12) Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
           (13) Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
           (14) Incorporated by reference from Report on Form 8-K, as filed on August 30, 2004
           (15) Incorporated by reference from Report on Form 10-K, as filed on April 15, 2005

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


                                   REGISTRANT

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: June 3, 2005                    By:    George R. Quist,
                                              ----------------
                                              Chairman of the Board and Chief
                                              Executive Officer (Principal
                                              Executive Officer)


DATED: June 3, 2005                    By:    Stephen M. Sill
                                              ---------------
                                              Vice President, Treasurer and
                                              Chief Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)

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

Date: June 3, 2005

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

Date:  June 3, 2005

                                     By:      Stephen M. Sill
                                              Vice President, Treasurer and
                                              Chief Financial Officer

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10-Q for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:      George R. Quist
         Chairman of the Board
         and Chief Executive Officer
         June 3, 2005

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10-Q for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Vice President, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:      Stephen M. Sill
         Vice President, Treasurer and
         Chief Financial Officer
         June 3, 2005