Form 10-Q
period 2005-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2005-08-15
CIK 318673

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2005              Commission File Number: 0-9341
-------------------------------              ------------------------------



                     SECURITY NATIONAL FINANCIAL CORPORATION
                            Exact Name of Registrant.



     UTAH                                               87-0345941
------------------                                     -------------
(State or other jurisdiction                     IRS Identification Number
 of incorporation or organization




5300 South 360 West, Salt Lake City, Utah                84123
-----------------------------------------              --------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including Area Code        (801) 264-1060
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

                              YES  X         NO
                                  ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $2.00 par value                     5,441,713
-------------------------------------                  --------------
         Title of Class                               Number of Shares
                                               Outstanding as of June 30, 2005


Class C Common Stock, $.20 par value                      6,380,197
------------------------------------                  --------------
         Title of Class                               Number of Shares
                                               Outstanding as of June 30, 2005

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1    Financial Statements                                       Page No.
------                                                               --------

          Condensed  Consolidated Statements of Earnings -
          Six and three months ended June 30, 2005 and 2004 (unaudited)....3

          Condensed Consolidated Balance Sheets -
          June 30, 2005, and December 31, 2004 (unaudited)...............4-5

          Condensed Consolidated Statements of Cash Flows -
          Six months ended June 30, 2005 and 2004 (unaudited)..............6

          Notes to Condensed Consolidated Financial
          Statements (unaudited)........................................7-12


Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................12-15

Item 3    Quantitative and Qualitative Disclosures about Market Risk.......15
------

Item 4    Controls and Procedures..........................................16
------

                           PART II - OTHER INFORMATION

            Other Information...........................................16-20

            Signature Page.................................................21

            Certifications..............................................22-24



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                         Six Months Ended                      Three Months Ended
                                                             June 30,                               June 30,
Revenues:                                          2005                 2004                 2005              2004
--------                                           ----                 ----                 ----              ----
Insurance premiums and other
   considerations                               $13,892,729          $12,800,139          $6,712,209        $ 6,403,965
Net investment income                             9,443,101            7,798,307           5,097,838          4,242,060
Net mortuary and cemetery sales                   5,731,184            5,952,887           2,845,816          2,896,482
Realized gains on investments
    and other assets                                 23,314                5,323                (376)           --
Mortgage fee income                              30,266,092           35,323,455          17,094,986         17,254,725
Other                                               310,320              430,186              93,583            240,148
                                               ------------         ------------         -----------       ------------
   Total revenues                                59,666,740           62,310,297          31,844,056         31,037,380
                                               ------------         ------------         -----------       ------------

Benefits and expenses:
Death benefits                                    6,425,475            6,898,118           2,909,547          3,125,167
Surrenders and other policy benefits                822,877              771,173             353,510            291,334
Increase in future policy benefits                5,070,915            4,003,080           2,442,725          2,134,348
Amortization of deferred policy and
   pre-need acquisition costs and costs of
   insurance acquired                             1,609,041            2,764,792             776,839          1,565,517
General and administrative expenses:
   Commissions                                   24,325,620           26,800,161          13,728,756         12,593,105
   Salaries                                       7,748,483            7,307,930           3,935,749          3,726,286
   Other 9,915,402                                9,740,440            5,399,279           5,047,561
Interest expense                                  1,669,121            1,059,566           1,027,433            694,243
Cost of goods and services
   sold of the mortuaries and
      cemeteries                                  1,114,956            1,137,344             567,116            539,812
                                              -------------        -------------       -------------     --------------
   Total benefits and expenses                   58,701,890           60,482,604          31,140,954         29,717,373
                                               ------------         ------------         -----------       ------------

Earnings before income taxes                        964,850            1,827,693             703,102          1,320,007
Income tax expense                                 (133,467)            (525,872)           (151,627)          (397,754)
Minority interest                                   --                    23,705             --                   1,691
                                        -------------------       --------------   -----------------    ---------------
      Net earnings                             $    831,383          $ 1,325,526         $   551,475      $     923,944
                                               ============          ===========         ===========      =============

Net earnings per common share                          $.14                 $.23                $.09               $.16
                                                       ====                 ====                ====               ====
Weighted average outstanding
   common shares                                  6,079,725            5,656,575           6,079,732          5,662,761
                                                ===========          ===========         ===========        ===========

Net earnings per common share
   -assuming dilution                                  $.14                 $.23                $.09               $.16
                                                       ====                 ====                ====               ====
Weighted average outstanding
   common shares assuming-dilution                6,104,244            5,793,655           6,081,740          5,716,048
                                                ===========          ===========         ===========        ===========

See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                       June 30,    December 31,
Assets:                                                 2005          2004
-------                                                 ----          ----
Insurance-related investments:
Fixed maturity securities held
  to maturity, at amortized cost                 $ 65,627,473      $69,984,761
Fixed maturity securities available for sale,
  at market                                        10,845,973       11,066,025
Equity securities available for sale,
  at market                                         4,054,597        4,166,769
Mortgage loans on real estate and construction
  loans, net of allowance for losses               72,844,399       65,831,586
Real estate, net of accumulated depreciation
  and allowances for losses                        10,957,015        9,709,129
Policy, student and other loans                    12,492,048       13,312,471
Short-term investments                              4,884,120        4,628,999
                                                -------------    -------------
     Total insurance-related investments          181,705,625      178,699,740
                                                -------------    -------------
Restricted assets of cemeteries and mortuaries      5,328,534        5,176,463
                                                -------------    -------------
Cash                                               15,303,124       15,333,668
                                                 ------------    -------------
Receivables:
  Trade contracts                                   5,696,963        5,333,891
  Mortgage loans sold to investors                 44,825,218       47,167,150
  Receivable from agents                            1,447,273        1,416,211
  Receivable from officers                              --              1,540
  Other                                             1,380,044        1,120,157
                                                  -----------    -------------
     Total receivables                             53,349,498       55,038,949
  Allowance for doubtful accounts                  (1,209,225)      (1,302,368)
                                                  -----------    -------------
     Net receivables                               52,140,273       53,736,581
                                                  -----------    -------------
Policyholder accounts on deposit with reinsure      6,627,800        6,689,422
Cemetery land and improvements held for sale        8,482,500        8,547,764
Accrued investment income                           1,999,619        1,743,721
Deferred policy and pre-need contract
   acquisition costs                               21,931,279       20,181,818
Property and equipment, net                        10,652,498       10,520,665
Cost of insurance acquired                         13,023,414       14,053,497
Excess of cost over net assets
  of acquired subsidiaries                            683,191          683,191
Other                                                 850,840        1,107,230
                                                 ------------    -------------
     Total assets                                $318,728,697     $316,473,760
                                                 =============   =============


See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                                                                   December 31,
                                                June 30, 2005         2004
                                                -------------      ------------
Liabilities:
Future life, annuity, and
  other policy benefits                          $227,768,295     $224,529,539
Unearned premium reserve                            2,699,308        2,254,991
Bank loans payable                                  9,569,523       10,442,106
Notes and contracts payable                         2,448,296        2,888,539
Deferred pre-need cemetery and funeral
  contract revenues                                10,837,851       10,762,357
Accounts payable                                    1,217,583        1,064,269
Funds held under reinsurance treaties               1,155,864        1,184,463
Other liabilities and accrued expenses              9,036,066        6,371,343
Income taxes                                       11,625,627       11,497,967
                                                -------------    -------------
     Total liabilities                            276,358,413      270,995,574
                                                -------------    -------------

Commitments and contingencies                           --               --
                                                 -------------    -------------

Minority interest                                       --           3,813,346
                                                 --------------   -------------

Stockholders' Equity:
Common stock:
  Class A: $2 par value, authorized
         10,000,000 shares, issued
         6,756,788 shares in 2005
         and 6,755,870 shares in 2004              13,513,576       13,511,740
  Class C:  convertible, $0.20 par value,
         authorized 7,500,000 shares,
         issued 6,459,300 shares in 2005
         and 6,468,199 shares in 2004               1,291,860        1,293,641
                                                 -------------    -------------
     Total common stock                            14,805,436       14,805,381
Additional paid-in capital                         14,922,882       14,922,851
Accumulated other comprehensive (loss)
  and other items, net of deferred taxes             (137,299)         (11,352)
Retained earnings                                  16,196,564       15,365,259
Treasury stock at cost ( 1,315,075 Class A shares
     and 79,103 Class C shares in 2005;
     1,315,075 Class A shares and 79,103
     Class C shares in 2004, held
     by affiliated companies)                      (3,417,299)      (3,417,299)
                                                -------------    -------------
     Total stockholders' equity                    42,370,284       41,664,840
                                                -------------    -------------
         Total liabilities and
           stockholders' equity                  $318,728,697     $316,473,760
                                                =============    =============


See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Six Months Ended June 30,
                                                  2005                2004
                                                  ----                ----
Cash flows from operating activities:
      Net cash provided by (used in)
       operating activities                      $9,009,802     $46,943,004
                                               ------------    ------------

Cash flows from investing activities:
  Securities held to maturity:
      Purchase - fixed maturity securities       (2,482,355)    (29,806,585)
      Calls and maturities - fixed
         maturity securities                      6,741,875       5,653,378
   Securities available for sale:
      Sales - equity securities                      (7,009)        655,000
   Purchases of short-term investments           (9,439,274)    (20,986,578)
   Sales of short-term investments                9,184,153      18,296,490
   Purchases of restricted assets                  (113,859)       (179,822)
   Mortgage, policy, and other loans made       (39,974,165)    (37,985,756)
   Payments received for mortgage,
      policy, and other loans                    33,568,539      18,547,403
   Purchases of property and equipment           (1,025,081)       (620,589)
   Purchases of real estate                      (2,787,026)     (1,655,862)
   Cash paid for purchase of subsidiary                  --        (304,042)
   Sale of real estate                            1,352,071         232,444
                                               ------------    ------------

         Net cash (used in) provided by
         investing activities                    (4,982,131)    (48,154,519)
                                               ------------    ------------

Cash flows from financing activities:
   Annuity and pre-need contract receipts         2,895,516       2,655,402
   Annuity and pre-need contract withdrawals     (4,834,366)     (5,245,367)
   Repayment of bank loans and notes and
      contracts payable                          (2,119,365)     (2,270,147)
                                               ------------    ------------

      Net cash used in financing activities      (4,058,215)     (4,860,112)
                                               ------------    ------------
Net change in cash                                  (30,544)     (6,071,627)

Cash at beginning of period                      15,333,668      19,704,358
                                               ------------    ------------

Cash at end of period                           $15,303,124     $13,632,731
                                               ============    ============





See accompanying notes to condensed consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            June 30, 2005 (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

2.   Comprehensive Income

For the six months ended June 30, 2005 and 2004, total comprehensive income amounted to $705,436 and $1,473,194, respectively.

For the three months ended June 30, 2005 and 2004, total comprehensive income amounted to $625,380 and $769,711, respectively.

3.   Stock-Based Compensation

The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans. Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, net earnings for the six months ended June 30, 2005 and 2004 would have been reduced by the following:

                                                     Six Months Ended June 30,
                                                     2005                 2004
                                                     ----                 ----
Net earnings as reported                           $831,383          $1,325,526
Deduct:  Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related
      tax effects                                     --                --
                                                    --------         ----------
Pro forma net earnings                              $831,383         $1,325,526
                                                    ========         ==========

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            June 30, 2005 (Unaudited)

                                                Six Months Ended June 30,
                                            2005                    2004
                                            ----                    ----
Net earnings per common share:
  Basic - as reported                       $.14                   $.22
  Basic - pro forma                         $.14                   $.22
  Diluted - as reported                     $.14                   $.22
  Diluted - pro forma                       $.14                   $.22

4.  Earnings  Per Share

     Basic earnings per share includes Class A and Class C shares, which are convertible on a 10-for-1 equivalent, to Class A common stock outstanding. The basic and diluted earnings per share amounts were calculated as follows:

                                                       Six Months Ended June 30,
                                                       2005               2004
                                                       ----               ----
Numerator:
      Net income                                    $  831,383       $1,325,526
                                                    ==========       ==========
Denominator:
      Denominator for basic earnings per share-
        weighted-average shares                      6,079,732        5,656,575
                                                    ----------       ----------

      Effect of dilutive securities:
        Employee stock options                          23,971          135,496
        Stock appreciation rights                          541            1,584
                                                    ----------       ----------
      Dilutive potential common shares                  24,512          137,080
                                                    ----------       ----------
      Denominator for diluted earnings per
      share-adjusted weighted-average
      shares and  assumed conversions                6,104,244        5,793,655
                                                   ===========       ==========

      Basic earnings per share                            $.14             $.23
                                                          ====             ====

      Diluted earnings per share                          $.14             $.23
                                                          ====             ====

                                                     Three Months Ended June 30,
                                                     2005                2004
                                                     ----                ----
Numerator:
      Net income                                     $ 551,475       $  923,944
                                                     =========        =========
Denominator:
      Denominator for basic earnings per share-
        weighted-average shares                      6,079,725        5,662,761
                                                    ----------       ----------

      Effect of dilutive securities:
        Employee stock options                           1,714           52,007
        Stock appreciation rights                          301            1,280
                                                   -----------       ----------
      Dilutive potential common shares                   2,015           53,287
                                                   -----------       ----------

      Denominator for diluted earnings per
      share-adjusted weighted-average
      shares and assumed conversions                 6,081,740        5,716,048
                                                   ===========       ==========

      Basic earnings per share                            $.09             $.16
                                                          ====             ====

      Diluted earnings per share                          $.09             $.16
                                                          ====             ====

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           June 30, 2005, (Unaudited)

5.  Business Segment
                                        Life             Cemetery/                            Reconciling
                                      Insurance          Mortuary           Mortgage             Items        Consolidated
For the Six Months Ended
June 30, 2005
   Revenues from
      external customers            $ 19,578,539      $ 6,333,917         $33,754,284$           --           $ 59,666,740

   Intersegment revenues               2,422,236           38,335             163,040         (2,623,611)           --

   Segment profit (loss)
      before income taxes              1,336,145          421,887            (793,182)           --                964,850

   Identifiable assets               306,689,139       48,786,278          15,123,942        (51,870,626)      318,728,697

For the Six Months Ended
June 30, 2004
   Revenues from
      external customers           $ 17,066,002       $ 6,456,006         $38,788,289$          --            $ 62,310,297

   Intersegment revenues              4,149,885           --                  122,084         (4,271,969)          --

   Segment profit (loss)
      before income taxes             1,025,684           522,895             279,114          --                1,827,693

   Identifiable assets              305,703,959        45,689,540          18,995,687        (51,073,824)      319,315,362

For the Three Months Ended
June 30, 2005
   Revenues from
      external customers           $  9,522,023       $ 3,140,844         $19,181,189$          --            $ 31,844,056

   Intersegment revenues              1,173,478            15,334              83,639         (1,272,451)          --

   Segment profit (loss)
      before income taxes               698,306            67,689             (62,893)           --                703,102

For the Three Months Ended
June 30, 2004
   Revenues from
      external customers           $  8,708,779       $ 3,229,620         $19,098,981$         --             $ 31,037,380

   Intersegment revenues              1,776,872           --                   64,780         (1,841,652)          --

   Segment profit (loss)
      before income taxes               592,481           175,146             552,380           --               1,320,007


            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           June 30, 2005, (Unaudited)


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

The minority shareholders interest in assets and liabilities were recorded at book value. Due to the purchase price of the minority shares being less than book value, there was a gain of $1,678,463. This gain was used to reduce the Deferred Acquisition Costs by $1,187,044 and Cost of Insurance Acquired by $491,419. Proforma disclosure information, as though the business combination has been completed as of January 1, 2004, has not been included because the change would not have been material.

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

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           June 30, 2005, (Unaudited)


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

8.       Other Business Activities

The Company has determined that a marketing employee of Security National Life Insurance Company has embezzled a total of $258,637 from the Company. The Company's audit committee is in the process of conducting a formal investigation of the matter and advised the Company's Board of Directors and registered public independent accountants of the embezzlement. Management is in the process of attempting to recover a portion of the embezzled funds. The Company has fidelity bond coverage with a $50,000 deductible, but there can be no assurance that the Company will be successful in obtaining any recovery of the embezzled funds from the insurer. The Company has accrued a liability of $200,000 in order to properly reflect the loss that may occur as a result of this matter.

The City of Phoenix has commenced condemnation proceedings, in order to construct a light rail facility on the Camelback Funeral Home property. The condemnation has resulted in the cessation of funeral operations at Camelback on January 1, 2005. The land ($289,289) and building ($390,480) are being carried at December 31, 2004 book value pending finalization of the purchase contract and sale price, of which the City of Phoenix has placed $1,200,000 in escrow.

9.       Subsequent Event

On July 22,  2005,  the Company  entered  into a letter of intent with  Memorial
Insurance Company of America ("Memorial Insurance Company"), an Arkansas domiciled insurance company, to purchase all of the outstanding shares of common stock of Memorial Insurance Company. Under the terms of the letter of intent, the stockholders of Memorial Insurance Company are to receive $13,500,000 in consideration for all of the outstanding common shares of Memorial Insurance Company, with each stockholder to receive a prorata share of the total amount of the purchase consideration. The stockholders are to receive a total $13,500,000 for their shares by means of capital distributions, stock purchase, stock buyback, or similar transactions, with the Company simultaneously contributing sufficient capital and surplus to Memorial Insurance Company to maintain its status as an admitted insurer in good standing in the state of Arkansas.

As of December 31, 2004, Memorial Insurance Company had 100,170 policies in force and 50 agents. For the year ended December 31, 2004, Memorial Insurance Company had revenues of $4,893,000 and net income of $2,158,000. As of December 31, 2004, the statutory assets and the capital and surplus of Memorial Insurance Company were $45,048,000 and $12,303,000, respectfully.

Contemporaneously with the completion of the transaction with the stockholders of Memorial Insurance Company, the letter of intent requires Memorial Insurance Company to coinsure substantially all of its business to the Company. The coinsurance agreement is required to have terms standard in the industry for such agreements, and is to include a tri-party collateral provision regarding the assets funding the reserves. The parties to the coinsurance agreement are to consist of the Company, Memorial Insurance Company and the Arkansas Insurance Department. Any future insurance business by Memorial Insurance Company will be covered by this coinsurance agreement.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           June 30, 2005, (Unaudited)


Additionally, Memorial Insurance Company agrees in the letter of intent to make its marketing sales personnel available to the Company for hire. Moreover, the Company agrees to maintain the corporate offices of Memorial Insurance Company at its current location. The Company anticipates completing the transaction no later than October 30, 2005.

The obligations of the Company and Memorial Insurance Company to complete the transaction are contingent upon satisfaction of the following conditions: (i) a complete and satisfactory review by the Company of the books, records and business of Memorial Insurance Company, with such review to be completed by August 12, 2005; (ii) execution and delivery of a definitive agreement between the Company and Memorial Insurance Company; (iii) approval and adoption of the letter of intent by the Board of Directors of the Company and Memorial Insurance Company; and (iv) approval of the transaction by any regulatory authorities having jurisdiction over the Company and Memorial Insurance Company, including the insurance departments of the states of Arkansas and Utah.

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

During the six months ended June 30, 2005, Security National Mortgage Company ("SNMC") experienced a decrease in revenue and expenses due to the decrease in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from the borrowers and other secondary fee from third party investors who purchase the loans from SNMC. SNMC primarily sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. SNMC originated and sold 5,766 ($904,478,000) and 6,551 ($1,016,000,000)
loans, respectively, for the six months ended June 30, 2005 and 2004.

Results of Operations

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Total revenues decreased by $2,643,000, or 4.2%, to $59,667,000 for the six months ended June 30, 2005, from $62,310,000 for the six months ended June 30, 2004. Contributing to this decrease in total revenues was a $5,057,000 decrease in mortgage fee income and a $221,000 decrease in net mortuary sales.

Insurance premiums and other considerations increased by $1,093,000, or 8.5%, to $13,893,000 for the six months ended June 30, 2005, from $12,800,000 for the comparable period in 2004. This increase was primarily due to the additional insurance premiums realized from new insurance sales.

Net investment income increased by $1,645,000, or 21.1%, to $9,443,000 for the six months ended June 30, 2005, from $7,798,000 for the comparable period in 2004. This increase was primarily attributable to additional borrower interest income from increased long-term bond purchases and mortgage loans over the comparable period in 2004.

Net mortuary and cemetery sales decreased by $222,000, or 3.7%, to $5,731,000 for the six months ended June 30, 2005, from $5,953,000 for the comparable period in 2004. This reduction in at-need mortuary sales was primarily due to the loss of sales from the Camelback Funeral Home, as a result of the City of Phoenix having commenced condemnation proceedings in order to construct a light rail facility on the Camelback Funeral Home property.

Mortgage fee income decreased by $5,057,000, or 14.3%, to $30,266,000 for the six months ended June 30, 2005, from $35,323,000 for the comparable period in 2004. This decrease was primarily attributable to a decrease in the number of loan originations during the first six months of 2005 due to an increase in interest rates, which resulted in the refinancing of fewer mortgage loans.

Total benefits and expenses were $58,702,000, or 98.4% of total revenues for the six months ended June 30, 2005, as compared to $60,483,000 or 97.1% of total revenues for the comparable period in 2004. The lower margin in 2005 was due to fixed expenses, which did not decrease proportionally with the reduction in revenues.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $647,000, or 5.5%, to $12,319,000 for the six months ended June 30, 2005, from $11,672,000, for the comparable period in 2004. This increase was primarily the result of an increase in reserves for policyholders.

Amortization of deferred policy and pre-need acquisition costs and costs of insurance acquired decreased by $1,156,000, or 41.8%, to $1,609,000 for the six months ended June 30, 2005, from $2,765,000, for the comparable period in 2004. This increase was primarily due to recognition of improvement in persistency.

General and administrative expenses decreased by $1,859,000, or 4.2%, to $41,990,000 for the six months ended June 30, 2005, from $43,849,000, for the comparable period in 2004. This decrease primarily resulted from a decrease in commissions due to fewer mortgage loan originations having been made by SecurityNational Mortgage Company during the six months of 2005.

Interest expense increased by $610,000, or 57.6%, to $1,669,000 for the six months ended June 30, 2005, from $1,059,000, for the comparable period in 2004. This increase was primarily due to the increased use of warehouse lines of credit required for the funding of loans by SecurityNational Mortgage Company.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $22,000, or 1.9%, to $1,115,000, for the six months ended June 30, 2005, from $1,137,000 for the comparable period in 2004. This reduction in at-need mortuary cost of goods and services sold was primarily due to the loss of sales from the Camelback Funeral Home, as a result of the City of Phoenix having commenced condemnation proceedings in order to construct a light rail facility on the Camelback Funeral Home property.

Second Quarter of 2005 Compared to Second Quarter of 2004

Total revenues increased by $807,000, or 2.6% to $31,844,000 for the three months ended June 30, 2005, from $31,037,000 for the three months ended June 30, 2004. Contributing to this increase in total revenues was an increase of $856,000 in investment income and an increase of $308,000 in insurance premiums and other considerations.

Insurance premiums and other considerations increased by $308,000, or 4.8%, to $6,712,000 for the three months ended June 30, 2005, from $6,404,000 for the comparable period in 2004. This increase was primarily due to the additional insurance premiums that were realized on new insurance sales.

Net investment income increased by $856,000, or 20.2%, to $5,098,000 for the three months ended June 30, 2005, from $4,242,000 for the comparable period in 2004. This increase was primarily attributable to additional borrower interest income from increased long-term bond purchases and mortgage loans over the comparable period in 2004.

Net mortuary and cemetery sales decreased by $51,000, or 1.8%, to $2,846,000 for the three months ended June 30, 2005, from $2,897,000 for the comparable period in 2004. This reduction in at-need mortuary sales was primarily due to the loss of sales from the Camelback Funeral Home as a result of the City of Phoenix having commenced condemnation proceedings in order to construct a light rail facility on the Camelback Funeral Home property.

Mortgage fee income decreased by $160,000, or 14.3%, to $17,095,000 for the three months ended June 30, 2005, from $17,255,000 for the comparable period in 2004. This decrease was primarily attributable to a decrease in the number of loan originations during the second quarter of 2005 due to an increase in interest rates, which resulted in the refinancing of fewer mortgage loans.

Total benefits and expenses were $31,141,000, or 97.8% of total revenues for the three months ended June 30 2005, as compared to $29,717,000, or 95.7% of total revenues for the comparable period in 2004. The lower margin in 2005 was due to fixed expenses, which did not decrease proportionally with the reduction in revenues.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits decreased by an aggregate of $155,000, or 2.8%, to $5,706,000 for the three months ended June 30, 2005, from $5,551,000 for the comparable period in 2004. This increase was primarily the result of a decrease in reserves for policyholders.

Amortization of deferred policy acquisition costs and costs of insurance acquired decreased by $789,000, or 50.4%, to $777,000 for the three months ended June 30, 2005, from $1,566,000 for the comparable period in 2004. This decrease was primarily due to recognition of improvements in persistency.

General and administrative expenses increased by $1,697,000, or 7.9%, to $23,064,000 for the three months ended June 30, 2005, from $21,367,000 for the comparable period in 2004. This increase primarily resulted from an increase in commissions due to increased insurance sales during the second quarter of 2005.

Interest expense increased by $333,000, or 48.0%, to $1,027,000 for the three months ended June 30, 2005, from $694,000 for the comparable period in 2004. This increase was primarily due to the increased use of warehouse lines of credit required for the funding of loans by SecurityNational Mortgage Company.

Cost of goods and services sold of the mortuaries and cemeteries increased by $27,000, or 5.0%, to $567,000 for the three months ended June 30, 2005, from $540,000 for the comparable period in 2004. This increase in at-need mortuary sales was primarily due to increased cost of markers and bases offset by the loss of sales from the Camelback Funeral Home as a result of the City of Phoenix having commenced condemnation proceedings in order to construct a light rail facility on the Camelback Funeral Home property.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $76,473,000 as of June 30, 2005, compared to $81,051,000 as of December 31, 2004. This represents 42% and 45% of the total insurance-related investments as of June 30, 2005, and December 31, 2004, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2005 and December 31, 2004, 2% ($1,662,000) and 2% ($1,659,000) of the
Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2005, and December 31, 2004, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $54,388,000 as of June 30, 2005, as compared to $54,995,000 as of December 31, 2004. Stockholders' equity as a percent of capitalization increased to 78% as of June 30, 2005, from 76% as of December 31, 2004.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2004 was 9.0% as compared to a rate of 8.6 % for 2003. The 2005 lapse rate to date has been approximately the same as 2004.

At June 30, 2005, $27,811,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2004.

Item 4.   Controls and Procedures

a) Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. b) Changes in internal controls over financial reporting

     During the quarter ended June 30, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

The Company received a letter dated November 9, 2004 on behalf of Charles Hood, who worked at Singing Hills Memorial Park in El Cajon, California. He was hired in April 2003 as a groundskeeper with his work concluding on October 30, 2003. Mr. Hood claims that he wrote a letter to the Company outlining his concerns regarding the operation of the cemetery and claims, as a result, that he was terminated. Even though he recognizes his relationship was as an at-will employee, Mr. Hood's claims against the Company include, but are not limited to, wrongful termination, violation of labor laws, whistleblower retaliation and infliction of emotional distress. The letter proposes a settlement in the amount of $275,000.

Mr. Hood filed a complaint with the California Department of Fair Employment and Housing. Mr. Hood has or will have a right to sue letter but no litigation has commenced. The Company has been engaged in a review of the claims made in the letter. Based on its investigation, the Company believes that Mr. Hood voluntarily quit and was not terminated. Counsel for the Company and counsel for Mr. Hood have been in discussion concerning the matter. At this stage of the investigation, the Company does not believe there is any justification for the claims being made. If a resolution of the dispute is not achieved and litigation ensues, the Company is prepared to vigorously defend the action.

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

The claims made on behalf of Mr. Gornichec include, but are not limited to, wrongful termination in violation of public policy, misrepresentation, age discrimination, whistle-blower retaliation, interference with economic advantage, breach of contract, breach of the covenant of good faith and fair dealing, and infliction of emotional distress. Mr. Gornichec also claims that he is owed a certain amount from a retirement plan. The letter proposes a settlement in the amount of $420,000. Based on its investigation, the Company believes that Mr. Gornichec was an independent contractor, not an employee, and that the claims and the settlement amount sought are not justified. Mr. Gornichec also filed a complaint with the California Department of Fair Employment and Housing. He has obtained a right to sue letter but no litigation has commenced. If the matter is not resolved and litigation ensues, the Company is prepared to vigorously defend the action.

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

               NONE

Item 3.        Defaults Upon Senior Securities

               NONE

Item 4.        Submission of Matters to a Vote of Security Holders

               NONE

Item 5.  Other Information

          On July 22, 2005, the Company entered into a letter of intent with Memorial Insurance Company of America ("Memorial Insurance Company"), an Arkansas domiciled insurance company, to purchase all of the outstanding shares of common stock of Memorial Insurance Company. Under the terms of the letter of intent, the stockholders of Memorial Insurance Company are to receive $13,500,000 in consideration for all of the outstanding common shares of Memorial Insurance Company, with each stockholder to receive a prorata share of the total amount of the purchase consideration. The stockholders are to receive a total $13,500,000 for their shares by means of capital distributions, stock purchase, stock buyback, or similar transactions, with the Company simultaneously contributing sufficient capital and surplus to Memorial Insurance Company to maintain its status as an admitted insurer in good standing in the state of Arkansas.

          As of December 31, 2004, Memorial Insurance Company had 100,170 policies in force and 50 agents. For the year ended December 31, 2004, Memorial Insurance Company had revenues of $4,893,000 and net income of $2,158,000. As of December 31, 2004, the statutory assets and the capital and surplus of Memorial Insurance Company were $45,048,000 and $12,303,000, respectfully.

          Contemporaneously with the completion of the transaction with the stockholders of Memorial Insurance Company, the letter of intent requires Memorial Insurance Company to coinsure substantially all of its business to the Company. The coinsurance agreement is required to have terms standard in the industry for such agreements, and is to include a tri-party collateral provision regarding the assets funding the reserves. The parties to the coinsurance agreement are to consist of the Company, Memorial Insurance Company and the Arkansas Insurance Department. Any future insurance business by Memorial Insurance Company will be covered by this coinsurance agreement.

          Additionally, Memorial Insurance Company agrees in the letter of intent to make its marketing sales personnel available to the Company for hire. Moreover, the Company agrees to maintain the corporate offices of Memorial Insurance Company at its current location. The Company anticipates completing the transaction no later than October 30, 2005.

          The obligations of the Company and Memorial Insurance Company to complete the transaction are contingent upon satisfaction of the following conditions: (i) a complete and satisfactory review by the Company of the books, records and business of Memorial Insurance Company, with such review to be completed by August 12, 2005; (ii) execution and delivery of a definitive agreement between the Company and Memorial Insurance Company; (iii) approval and adoption of the letter of intent by the Board of Directors of the Company and Memorial Insurance Company; and (iv) approval of the transaction by any regulatory authorities having jurisdiction over the Company and Memorial Insurance Company, including the insurance departments of the states of Arkansas and Utah.

          The Company has determined that a marketing employee of Security National Life Insurance Company has embezzled a total of $258,637 from the Company. The Company's audit committee is in the process of conducting a formal investigation of the matter and advised the Company's Board of Directors and registered public independent accountants of the embezzlement. Management is in the process of attempting to recover a portion of the embezzled funds. The Company has fidelity bond coverage with a $50,000 deductible, but there can be no assurance that the Company will be successful in obtaining any recovery of the embezzled funds from the insurer.

Item 6.        Exhibits and Reports on Form 8-K

 (a)     Exhibits:
      3.1. Articles of Restatement of Articles of Incorporation (7)
      3.2. Amended Bylaws (10)
      4.1. Specimen Class A Stock Certificate (1) 4.2. Specimen Class C Stock Certificate (1)
      4.3 Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
     10.1 Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
     10.2  1993 Stock Option Plan (3)
     10.3  2000 Director Stock Option Plan (4)
     10.4  2003 Stock Option Plan (9)
     10.5  Deferred Compensation Agreement with George R. Quist (2)
     10.6  Promissory Note with George R. Quist (5)
     10.7  Deferred Compensation Plan (6)
     10.8  Coinsurance Agreement between Security National Life and Acadian (7)
     10.9 Assumption Agreement among Acadian, Acadian Financial Group, Inc., Security National Life and the Company (7)
    10.10 Asset Purchase Agreement among Acadian, Acadian Financial Group, Inc., Security National Life and the Company (7)
    10.11  Promissory Note with Key Bank of Utah (8
    10.12  Loan and Security Agreement with Key Bank of Utah (8)
    10.13 Stock Purchase and Sale Agreement with Ault Glazer & Co. Investment Management LLC (10)
    10.14 Stock Purchase Agreement with Paramount Security Life Insurance Company (11)
    10.15 Reinsurance Agreement between Security National Life Insurance Company and Guaranty Income Life Insurance Company (12)
    10.16  Employment agreement with J. Lynn Beckstead, Jr. (12)
    10.17  Employment agreement with Scott M. Quist
    10.18 Agreement and Plan of Reorganization among Security National Life Insurance Company, SSLIC Holding Company, and Southern
           Security Life Insurance Company (14)
    10.19 Agreement and Plan of Merger among Security National Life Insurance Company, SSLIC Holding Company, and Southern Security
           Life Insurance Company (15)
    10.20 Agreement to repay indebtedness and to convey option with Monument Title, LC.\
    10.21  Letter of Intent with Memorial Insurance Company of America (16)
       22  Subsidiaries of the Registrant
    31.1   Certification pursuant to 18 U.S.C. Section 1350 as enacted by
           Section 302 of the Sarbanes-Oxley Act of 2002
    31.2   Certification pursuant to 18 U.S.C. Section 1350 as enacted by
           Section 302 of the Sarbanes-Oxley Act of 2002
    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------
      (1) Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
      (2) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
      (3) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994

     (4) Incorporated by reference from Schedule 14A Definitive Proxy Statement, filed August 29, 2000, relating to the Company's Annual Meeting of Shareholders
     (5) Incorporated by reference from Annual Report on Form 10-K, as filed on April 16, 2001
     (6) Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
     (7) Incorporated by reference from Report on Form 8-K-A as filed on January 8, 2003
     (8) Incorporated by reference from Annual Report on Form 10-K, as filed on April 15, 2003
     (9) Incorporated by reference from Schedule 14A Definitive Proxy Statement, Filed on June 5, 2003 relating to the Company's
          Annual Meeting of Shareholders
    (10) Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
    (11) Incorporated by reference from Report on Form 8-K, as filed on March 30, 2004
    (12) Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
    (13) Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
    (14) Incorporated by reference from Report on Form 8-K, as filed on August 30, 2004
    (15) Incorporated by reference from Report on Form 10-K, as filed on April 15, 2005
    (16) Incorporated by reference from Report on Form 8-K, as filed on August 11, 2005

Subsidiaries of the Registrant

    (b) Reports on Form 8-K:

          Incorporated by reference from Report on Form 8-K, as filed on May 3, 2005
          Incorporated by reference from Report on Form 8-K, as filed on May 25, 2005

          Incorporated by reference from Report on Form 8-K, as filed on June 1, 2005

          Incorporated by reference from Report on Form 8-K/A, as filed on June 7, 2005

          Incorporated by reference from Report on Form 8-K/A, as filed on June 22, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: August 15, 2005             By:    George R. Quist,
                                          ----------------
                                          Chairman of the Board and Chief
                                          Executive Officer
                                          (Principal Executive Officer)


DATED: August 15, 2005              By:    Stephen M. Sill
                                           ---------------
                                           Vice President, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

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

Date: August 15, 2005

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

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  August 15, 2005

                                        By: Stephen M. Sill
                                            Vice President, Treasurer and
                                            Chief Financial Officer

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10-Q for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 15, 2005

                                        By: George R. Quist
                                            Chairman of the Board and
                                            Chief Executive Officer


                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10-Q for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Vice President, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:  August 15, 2005

                                        By: Stephen M. Sill
                                            Vice President, Treasurer and
                                            Chief Financial Officer