Form 10-Q
period 2005-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2005-11-14
CIK 318673

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2005           Commission File Number: 0-9341
------------------------------------           ------------------------------



                     SECURITY NATIONAL FINANCIAL CORPORATION
                            Exact Name of Registrant.



             UTAH                                       87-0345941
----------------------------                           ------------
(State or other jurisdiction                   IRS Identification Number
 of incorporation or organization




5300 South 360 West, Salt Lake City, Utah                84123
-----------------------------------------              ---------
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including Area Code         (801) 264-1060
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

                              YES  X         NO
                                  ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $2.00 par value                5,566,229
-------------------------------------             --------------
         Title of Class                      Number of Shares Outstanding
                                               as of September 30, 2005


Class C Common Stock, $.20 par value                 6,326,592
------------------------------------               ------------
         Title of Class                      Number of Shares Outstanding
                                               as of September 30, 2005

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1   Financial Statements                                      Page No.
------                                                             --------

         Condensed Consolidated Statements of Earnings -
         Nine and three months ended September 30, 2005
         and 2004 (unaudited)..........................................3

         Condensed Consolidated Balance Sheets -
         September 30, 2005, and December 31, 2004 (unaudited).......4-5

         Condensed Consolidated Statements of Cash Flows -
         Nine months ended September 30, 2005 and 2004 (unaudited).....6

         Notes to Condensed Consolidated Financial Statements
         (unaudited)................................................7-15


Item 2   Management's Discussion and Analysis of Financial
------   Condition and Results of Operations.......................15-19

Item 3   Quantitative and Qualitative Disclosures about
------   Market Risk..................................................19


Item 4   Controls and Procedures......................................19
------

                           PART II - OTHER INFORMATION

            Other Information......................................20-25

            Signature Page............................................26

            Certifications.........................................27-29




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                        Three Months Ended                      Nine Months Ended
                                                          September 30,                           September 30,
Revenues:                                          2005                 2004                 2005              2004
--------                                           ----                 ----                 ----              ----
Insurance premiums and other
   considerations                               $ 6,437,047          $ 6,516,327         $20,329,776        $19,316,466
Net investment income                             5,475,357            4,097,144          14,918,458         11,895,451
Net mortuary and cemetery sales                   2,472,330            2,909,252           8,203,514          8,862,139
Realized gains on investments
    and other assets                                 15,379              142,240              38,693            147,563
Mortgage fee income                              21,055,796           12,908,022          51,321,888         48,231,477
Other            104,684                            124,817              415,004             555,003
          --------------                      -------------       --------------      --------------
   Total revenues                                35,560,593           26,697,802          95,227,333         89,008,099
                                               ------------          -----------         -----------      -------------

Benefits and expenses:
Death benefits                                    3,385,292            3,127,355           9,810,767         10,025,473
Surrenders and other policy benefits                226,244              278,353           1,049,121          1,049,526
Increase in future policy benefits                2,233,110            2,255,143           7,304,025          6,258,223
Amortization of deferred policy and
   pre-need acquisition costs and costs of
   insurance acquired                               667,554              638,872           2,276,595          3,403,664
General and administrative expenses:
   Commissions                                   15,267,155           10,675,849          39,592,775         37,476,010
   Salaries                                       3,960,552            3,622,953          11,709,035         10,930,883
   Other 5,882,937                                4,630,235           15,798,339          14,370,675
Interest expense                                  1,502,491              479,263           3,171,612          1,538,829
Cost of goods and services
   sold of the mortuaries and
   cemeteries                                       479,794              612,711           1,594,750          1,750,055
                                             --------------       --------------       -------------      -------------
   Total benefits and expenses                   33,605,129           26,320,734          92,307,019         86,803,338
                                               ------------         ------------        ------------       ------------

Earnings before income taxes                      1,955,464              377,068           2,920,314          2,204,761
Income tax expense                                 (628,751)              33,548            (762,218)          (492,324)
Minority interest                                   --                    39,695             --                  63,400
                                        ------------------      ----------------  ------------------    ---------------
      Net earnings                              $ 1,326,713        $     450,311         $ 2,158,096        $ 1,775,837
                                                ===========        =============         ===========        ===========

Net earnings per common share                        $0.22                $0.08                $0.35              $0.31
                                                     =====                =====                =====              =====
Weighted average outstanding
   common shares                                  6,159,174            5,714,812           6,119,472          5,686,157
                                               ============          ===========        ============        ===========

Net earnings per common share
   -assuming dilution                                $0.22                $0.08               $0.35               $0.31
                                                     =====                =====               =====               =====
Weighted average outstanding
   common hares- assuming dilution                6,159,919            5,715,207           6,143,984          5,799,244
                                                ===========          ===========         ===========        ===========

See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                  September 30,    December 31,
Assets:                                               2005            2004
-------                                               ----            ----
Insurance-related investments:
Fixed maturity securities held
  to maturity, at amortized cost                   $67,989,329      $69,984,761
Fixed maturity securities available
  for sale, at market                                8,708,842       11,066,025
Equity securities available for sale,
  at market                                          4,238,019        4,166,769
Mortgage loans on real estate and
  construction loans, net of allowance
  for losses                                        67,562,857       65,831,586
Real estate, net of accumulated
  depreciation and allowances for losses             9,852,443        9,709,129
Policy, student and other loans                     12,445,927       13,312,471
Short-term investments                               2,426,021        4,628,999
                                                 -------------    -------------
     Total insurance-related investments           173,223,438      178,699,740
                                                 -------------    -------------
Restricted assets of cemeteries and mortuaries       5,413,673        5,176,463
                                                 -------------    -------------
Cash                                                11,017,755       15,333,668
                                                 -------------    -------------
Receivables:
  Trade contracts                                    5,875,986        5,333,891
  Mortgage loans sold to investors                  60,418,850       47,167,150
  Receivable from agents                             1,708,548        1,416,211
  Receivable from officers                              --                1,540
  Other                                              1,483,406        1,120,157
                                                 -------------    -------------
     Total receivables                              69,486,790       55,038,949
  Allowance for doubtful accounts                   (1,215,654)      (1,302,368)
                                                 -------------    -------------
     Net receivables                                68,271,136       53,736,581
                                                 -------------    -------------
Policyholder accounts on deposit
   with reinsurer                                    6,608,138        6,689,422
Cemetery land and improvements held
   for sale                                          8,453,367        8,547,764
Accrued investment income                            2,050,876        1,743,721
Deferred policy and pre-need contract
   acquisition costs                                22,902,608       20,181,818
Property and equipment, net                         10,569,353       10,520,665
Cost of insurance acquired                          12,749,013       14,053,497
Excess of cost over net assets
  of acquired subsidiaries                             683,191          683,191
Other                                                2,635,887        1,107,230
                                                  ------------     ------------
     Total assets                                 $324,578,435     $316,473,760
                                                  ============     ============




See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                                                September 30       December 31,
                                                    2005             2004
                                                ---------------   ------------
Liabilities:
Future life, annuity, and other
   policy benefits                               $229,331,535     $224,529,539
Unearned premium reserve                            2,922,678        2,254,991
Bank loans payable                                  9,174,805       10,442,106
Notes and contracts payable                         2,295,156        2,888,539
Deferred pre-need cemetery and funeral
  contract revenues                                10,826,575       10,762,357
Accounts payable                                    1,542,696        1,064,269
Funds held under reinsurance treaties               1,153,691        1,184,463
Other liabilities and accrued expenses              9,162,491        6,371,343
Income taxes                                       12,795,178       11,497,967
                                                -------------    -------------
     Total liabilities                            279,204,805      270,995,574
                                                -------------    -------------

Commitments and contingencies                          --               --
                                                -------------    -------------

Minority interest                                      --            3,813,346
                                                -------------    -------------

Stockholders' Equity:
Common stock:
  Class A: $2.00 par value, authorized
         10,000,000 shares, issued 6,757,796
         shares in 2005 and 6,755,870 shares
         in 2004                                   13,515,592       13,511,740
  Class C:  convertible, $0.20 par value,
         authorized 7,500,000 shares, issued
         6,458,152 shares in 2005 and
         6,468,199 shares in 2004                   1,291,630        1,293,641
                                                -------------    -------------
     Total common stock                            14,807,222       14,805,381
Additional paid-in capital                         15,003,094       14,922,851
Accumulated other comprehensive (loss)
  and other items, net of deferred taxes            1,122,644          (11,352)
Retained earnings                                  17,523,205       15,365,259
Treasury stock at cost (1,191,567  Class A shares
     and 131,560 Class C shares in 2005;
     1,315,075 Class A shares and 79,103
     Class C shares in 2004, held
     by affiliated companies)                      (3,082,535)      (3,417,299)
                                                 ------------     ------------
     Total stockholders' equity                    45,373,630       41,664,840
                                                 ------------     ------------
         Total liabilities and
         stockholders' equity                    $324,578,435     $316,473,760
                                                 ============     ============



See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                     2005             2004
                                                     ----             ----
Cash flows from operating activities:
      Net cash provided by (used in)
      operating activities                          $(2,019,241)    $52,172,785
                                                   ------------    ------------

Cash flows from investing activities:
   Securities held to maturity:
      Purchase - fixed maturity securities           (5,484,347)    (35,298,358)
      Calls and maturities - fixed
         maturity securities                          7,381,707       6,013,487
   Securities available for sale:
      Sales - equity securities                       1,992,991       2,662,122
   Purchases of short-term investments              (11,924,755)    (27,167,080)
   Sales of short-term investments                   14,127,733      24,542,798
   Purchases of restricted assets                      (169,310)       (231,902)
   Mortgage, policy, and other loans made           (58,817,295)    (50,980,016)
   Payments received for mortgage,
      policy, and other loans                        57,737,641      28,538,130
   Purchases of property and equipment               (1,403,476)       (926,685)
   Purchases of real estate                          (2,995,748)     (1,830,045)
   Cash paid for purchase of subsidiary                      --        (304,042)
   Sale of real estate                                2,294,238         238,502
                                                   ------------    ------------
         Net cash (used in) provided by
         investing activities                         2,739,379     (54,743,089)
                                                   ------------    ------------

Cash flows from financing activities:
   Annuity and pre-need contract receipts             4,237,386       3,898,324
   Annuity and pre-need contract withdrawals         (7,111,885)     (7,532,453)
   Repayment of bank loans and notes and
      contracts payable                              (2,575,517)     (3,851,225)
   Stock options exercised                                   --              --
   Sale (Purchase) of Treasury Stock                    413,965         110,299
                                                   ------------    ------------
      Net cash used in financing activities          (5,036,051)     (7,375,055)
                                                   ------------    ------------

Net change in cash                                   (4,315,913)     (9,945,359)

Cash at beginning of period                          15,333,668      19,704,358
                                                   ------------    ------------

Cash at end of period                               $11,017,755      $9,758,999
                                                   ============    ============



See accompanying notes to condensed consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2005 (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

2.   Comprehensive Income

For the three months ended September 30, 2005 and 2004, total comprehensive income amounted to $2,586,656 and $515,113, respectively.

For the nine months ended September 30, 2005 and 2004, total comprehensive income amounted to $3,292,092 and $1,988,307, respectively.

3.   Stock-Based Compensation

The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans. Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, net earnings for the nine months ended September 30, 2005 and 2004 would have been reduced by the following:

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2005 (Unaudited)


                                             Nine Months Ended September 30,
                                              2005                   2004
                                              ----                   ----

Net earnings as reported                   $2,158,096             $1,775,837
Deduct:  Total stock-based employee
      compensation expense determined
      under fair value based
      method for all awards, net of
      related tax effects                      --                     --
                                           ----------             ----------
Pro forma net earnings                     $2,158,096             $1,775,837
                                           ==========             ==========

                                             Nine Months Ended September 30,
                                              2005                   2004
                                              ----                   ----
      Net earnings per common share:
        Basic - as reported                  $0.35                  $0.31
        Basic - pro forma                    $0.35                  $0.31
        Diluted - as reported                $0.35                  $0.31
        Diluted - pro forma                  $0.35                  $0.31

4.  Earnings  Per Share
     Basic earnings per share includes Class A and Class C shares, which are convertible on a 10-for-1 equivalent, to Class A common stock outstanding. The basic and diluted earnings per share amounts were calculated as follows:

                                           Three Months Ended September 30,
                                             2005                  2004
                                             ----                  ----
Numerator:
      Net income                        $ 1,326,713            $   450,311
                                        ===========            ===========
Denominator:
      Denominator for basic
        earnings per share-weighted
        -average shares                   6,159,174              5,714,812
                                       ------------            -----------

      Effect of dilutive securities:
        Employee stock options                  168                  --
        Stock appreciation rights               577                   395
                                       ------------            ----------
      Dilutive potential common shares          745                   395
                                       ------------            ----------

      Denominator for diluted
        earnings per share-adjusted
        weighted-average shares and
        assumed conversions               6,159,919             5,715,207
                                        ===========           ===========

      Basic earnings per share                $0.22                  $.08
                                              =====                  ====

      Diluted earnings per share              $0.22                  $.08
                                              =====                  ====

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2005 (Unaudited)

                                           Nine Months Ended September 30,
                                           2005                       2004
                                           ----                       ----
Numerator:
      Net income                        $2,158,096                 $1,775,837
                                        ==========                 ==========
Denominator:
      Denominator for basic earnings
        per share-weighted-average
        shares                           6,119,472                  5,686,157
                                       -----------                 ----------

      Effect of dilutive securities:
        Employee stock options              23,971                    111,590
        Stock appreciation rights              541                      1,497
                                      ------------                 ----------
      Dilutive potential common shares      24,512                    113,087
                                      ------------                 ----------
      Denominator for diluted
        earnings per share-adjusted
        weighted-average shares
        and assumed conversions         $6,143,984                  5,799,244
                                        ==========                 ==========

      Basic earnings per share               $0.35                      $0.31
                                             =====                      =====

      Diluted earnings per share             $0.35                      $0.31
                                             =====                      =====





            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2005, (Unaudited)

5.  Business Segment
                                Life           Cemetery/                     Reconciling
                              Insurance        Mortuary        Mortgage         Items        Consolidated
For the Three Months Ended
September 30, 2005
--------------------------
   Revenues from
      external customers       $8,927,439     $2,796,506     $23,836,648    $         --     $35,560,593

   Intersegment revenues        1,297,110         30,668          92,743      (1,420,521)         --

   Segment profit (loss)
      before income taxes         470,689        (23,454)      1,508,229              --       1,955,464

For the Three Months Ended
September 30, 2004
--------------------------
   Revenues from
      external sources         $8,819,017     $3,172,449    $14,706,336$              --     $26,697,802

   Intersegment revenues        1,866,654         38,336          69,074      (1,974,064)         --

   Segment profit (loss)
      before income taxes         595,525        172,395        (390,852)             --         377,068

For the Nine Months Ended
September 30, 2005
-------------------------
   Revenues from
      external sources        $28,505,978     $9,130,423    $57,590,932 $             --     $95,227,333

   Intersegment revenues        3,666,646         69,003         255,783      (3,991,432)         --

   Segment profit (loss)
      before income taxes       1,806,834        398,433         715,047              --       2,920,314

   Identifiable assets        309,087,308     49,244,698      18,645,032     (52,398,603)    324,578,435

For the Nine Months Ended
September 30, 2004
-------------------------
   Revenues from
      external sources        $25,885,019     $9,628,455    $53,494,625$              --     $89,008,099

   Intersegment revenues        5,818,153         38,336         191,158      (6,047,647)         --

   Segment profit (loss)
      before income taxes       1,621,209        695,290        (111,738)             --       2,204,761

   Identifiable assets        306,437,782     46,140,543      18,258,337     (51,835,770)    319,000,892




            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2005, (Unaudited)


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

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2005, (Unaudited)


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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Company expects that the adoption of SFAS 154 will not have a material impact on its financial statements.

8. Other Business Activities

The Company has determined that a marketing employee of Security National Life Insurance Company has embezzled a total of $275,000 from the Company. The Company's audit committee has conducted a formal investigation of the matter and advised the Company's Board of Directors and registered public independent accountants of the embezzlement. Management is in the process of attempting to recover a portion of the embezzled funds. The Company has fidelity bond coverage with a $50,000 deductible, but there can be no assurance that the Company will be successful in obtaining any recovery of the embezzled funds from the insurer. The Company has accrued a liability of $200,000 in order to reflect the loss that may occur from this embezzlement as well as potential additional losses related to the employees mismanagement of the related business activity.

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

9. Subsequent Event

On September 23, 2005, the Company, through its subsidiaries, Security National Life Insurance Company and Southern Security Life Insurance Company, entered into a stock purchase agreement with Memorial Insurance Company of America, an Arkansas domiciled insurance company ("Memorial Insurance Company"), to purchase all of the outstanding shares of common stock of Memorial Insurance Company. Under the terms of the stock purchase agreement, the shareholders of Memorial Insurance Company will receive $13,500,000 in consideration for all of the outstanding common shares of Memorial Insurance Company, with each shareholder to receive a pro rata share of the total amount of the purchase consideration based upon the number of shares such shareholder owns. The shareholders will receive a total $13,500,000 for their shares by means of distributions, with Security National Life Insurance Company and Southern Security Life Insurance Company simultaneously contributing sufficient capital and surplus to Memorial Insurance Company to maintain its status as an admitted insurer in good standing in the state of Arkansas.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2005, (Unaudited)


For federal and state tax purposes, the transaction will be treated as a part sale, part redemption of the Memorial Insurance Company stock. At the closing of the transaction, the shareholders of Memorial Insurance Company agree to sell their shares of Memorial Insurance Company stock to Security National Life Insurance Company and Southern Security Life Insurance Company, such shares representing all of the issued and outstanding stock of Memorial Insurance
Company, free and clear of all liens, claims, and encumbrances. Following completion of the transaction, Memorial Insurance Company will become a wholly owned subsidiary of Southern Security Life Insurance Company.

As of December 31, 2004, Memorial Insurance Company had 100,170 policies in force and 50 agents. For the year ended December 31, 2004, Memorial Insurance Company had revenues of $4,893,000 and net income of $2,158,000. As of December 31, 2004, the statutory assets and the capital and surplus of Memorial Insurance Company were $45,048,000 and $12,303,000, respectfully.

Under the terms of the stock purchase agreement, the shareholders agree, where applicable following the closing of the transaction, to maintain any existing policies from Memorial Insurance Company that were previously sold through such shareholders' funeral and mortuary businesses and to avoid replacing any of such policies with the policies of other insurance companies. The shareholders further agree to use their reasonable best efforts to support the business and operations of Memorial Insurance Company, including, where applicable, to maintain a business relationship with Memorial Insurance Company to the extent such a business relationship existed prior to such closing.

Moreover, Security National Life Insurance Company and Southern Security Life Insurance Company agree to maintain the corporate offices of Memorial Insurance Company at its current location in Blytheville, Arkansas. Furthermore, Security National Life Insurance Company and Southern Security Life Insurance Company agree to use their best efforts, following the closing, to assist Memorial Insurance Company in retaining the sales agents and brokers in its business and operations. Security National Life Insurance Company anticipates completing the transaction on or about December 9, 2005. The obligations to complete the transaction are contingent upon approval of the transaction by the Arkansas Insurance Department. A hearing has been scheduled on December 9, 2005 with the commissioner of the Arkansas Insurance Department to consider the request by Security National Life Insurance Company and Southern Security Life Insurance Company to approve the transaction.

At the closing of the transaction, Security National Life Insurance Company and Memorial Insurance Company each agree to enter into a reinsurance agreement to reinsure the majority of the in force business of Memorial Insurance Company to Security National Life Insurance Company, as reinsurer, to the extent permitted by the Arkansas Insurance Department. The parties to the reinsurance agreement will consist of Security National Life Insurance Company, Memorial Insurance Company, and the Arkansas Insurance Department. The assets and liabilities to be reinsured under the reinsurance agreement shall be deposited into a trust account, in which Zions Bancorporation, a national banking corporation, has agreed to act as trustee. Under the terms of the reinsurance agreement, in the event of the insolvency of Security National Life Insurance Company, Zions Bancorporation will transfer the assets and liabilities held in trust to the Arkansas Insurance Department for purposes of the administration of the assets and liabilities with respect to such insolvency.

On October 20, 2005, Security National Life Insurance Company and Southern Security Life Insurance Company submitted a Form A application to the Arkansas Insurance Department. The Form A application included a proposed reinsurance agreement and a trust agreement that Security National Life Insurance Company intends to enter into with Memorial Insurance Company and the Arkansas Insurance Department.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2005, (Unaudited)


Upon approval of the reinsurance agreement by the Arkansas insurance department, certain insurance business and operations of Memorial Insurance Company will be transferred to Security National Life Insurance Company, as of the effective date of the reinsurance agreement, including all policies in force as of the effective date thereof, except for certain policies. Any future insurance business by Memorial Insurance Company will be covered by this reinsurance agreement. It is anticipated that all of the business and operations of Memorial Insurance Company will be transferred to Security National Life Insurance Company under the terms of the reinsurance agreement, except for capital and surplus of approximately $1,000,000. Thus, it is estimated that approximately $30,091,000 in assets and liabilities will be transferred from Memorial Insurance Company to Security National Life Insurance Company pursuant to the reinsurance agreement.

At the closing of the stock purchase transaction, Memorial Insurance Company will issue a $30,091,000 note to Security National Life Insurance Company payable, together with accrued interest, within 30 days from the date of issuance. The note is to be repaid in cash or in assets to be transferred to Security National Life Insurance Company. The note will be secured by the assets owned by Memorial Insurance Company. In addition, Southern Security Life Insurance Company will contribute $2,200,000 to Memorial Insurance Company at closing in consideration for the surplus note. It is anticipated that Memorial Insurance Company will repay the surplus note in early 2006 using the proceeds from the sale of the investments in common stocks currently held in its investment portfolio.

10. Derivative Loan Commitments

In the third quarter 2005 the Company's mortgage banking activities implemented new practices as it relates to interest rate lock commitments and forward commitments to sell loans to third-party investors. The Company has also
implemented  a  hedging  strategy  for  these  transactions.   A  mortgage  loan
commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after inception of the rate lock. Such a commitment is referred to as a derivative loan commitment if the loan that will result from exercise of the commitment will be held for sale under Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. As such, loan commitments that are derivatives and have an effective hedging strategy, must be recognized at fair value on the consolidated balance sheet with changes in their fair values recorded as part of other comprehensive income from mortgage banking operations.

In determining the fair value of its derivative loan commitments for economic purposes, the Company considers the value that would be generated when the loan arising from exercise of the loan commitment is sold to third party investors. That value consists of the price, including mortgage servicing release values, that is expected upon the sale of the loans to third-party investors.

In estimating their fair values, the Company also assigns a probability to a loan commitment based on an expectation that it will not be exercised and the loan will not be funded. This probability is commonly referred to as fallout.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2005, (Unaudited)


The Company is exposed to price risk due to the potential impact of changes in interest rates on the values of the derivative loan commitments from the time a derivative loan commitment is made to an applicant to the time the loan that would result from the exercise of that loan commitment is funded. Managing price risk is complicated by the fact that the ultimate percentage of derivative loan commitments that will be exercised (i.e., the number of loan commitments that will be funded) fluctuates. The probability that a loan will not be funded within the terms of the commitment is driven by a number of factors - in particular, the change, if any, in mortgage rates subsequent to inception of the rate lock. However, many borrowers continue to exercise derivative loan commitments even when interest rates have fallen.

In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant's committed rate. The probability that a loan will not be funded within the terms of the derivative loan commitments also is influenced by the source of the applications (retail, broker or correspondent channels), proximity to rate lock expiration, purpose for the loan (purchase or refinance) product type and the application approval status. The Company has developed fallout estimates using historical observed data that take into account all of the variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. These fallout estimates are used to estimate the number of loans that it expects to be funded within the terms of the derivative loan commitments and are updated periodically to reflect the most current data. Once a loan is closed, it is classified as a loan receivable-held for sale.

The Company utilizes various derivative instruments to economically hedge the price risk associated with its outstanding derivative loan commitments. Management expects these derivatives will experience changes in fair value opposite to changes in fair value of the derivative loan commitments, thereby reducing earnings volatility related to the recognition in earnings of changes in the values of the commitments. The instruments used to economically hedge the fair value of the derivative loan commitments include forward loan sales commitments and other free-standing derivatives such as options and U.S. Treasury futures. A forward loan sales commitment protects the Company from losses on sales of the loans arising from exercise of the loan commitments by securing the ultimate sales price and delivery date of the loans. The Company takes into account various factors and strategies in determining the portion of the mortgage pipeline (derivative loan commitments) it wants to hedge economically.

Included in Other Comprehensive Income is the significant components of these transactions as follows:

        Gain on forward loan sale commitments    $1,259,000
        Gain on derivative loan commitments         227,000
                                                 ----------
                                                 $1,486,000
                                                 ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

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

During the nine months ended September 30, 2005, Security National Mortgage Company ("SNMC") experienced an increase in revenue and expenses due to the increase in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from the borrowers and other secondary fee from third party investors who purchase the loans from SNMC. SNMC primarily sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. SNMC originated and sold 9,421 ($1,516,694,000) and 8,790 ($1,368,000,000) loans, respectively, for the nine months ended September 30, 2005 and 2004.

Results of Operations

Third Quarter of 2005 Compared to Third Quarter of 2004
  (rounded to nearest thousand)

Total revenues increased by $8,863,000, or 33.2%, to $35,561,000 for the three months ended September 30, 2005, from $26,698,000 for the three months ended September 30, 2004. Contributing to this increase in total revenues was an increase of $8,148,000 in mortgage fee income and an increase of $1,378,000 in net investment income.

Insurance premiums and other considerations decreased by $79,000, or 1.2%, to $6,437,000 for the three months ended September 30, 2005, from $6,516,000 for the comparable period in 2004. This decrease was primarily due to fewer insurance premiums that were realized on new insurance sales.

Net investment income increased by $1,378,000, or 33.6%, to $5,475,000 for the three months ended September 30, 2005, from $4,097,000 for the comparable period in 2004. This increase was primarily attributable to additional borrower interest income from increased long-term bond purchases and mortgage loans over the comparable period in 2004.

Net mortuary and cemetery sales decreased by $437,000, or 15.0%, to $2,472,000 for the three months ended September 30, 2005, from $2,909,000 for the comparable period in 2004. This reduction in mortuary sales was due to reduced pre-need property sales and the loss of sales from the Camel Back Funeral Home as a result of the City of Phoenix having commenced condemnation proceedings in order to construct a light rail facility on the funeral home property.

Mortgage fee income increased by $8,148,000, or 63.1%, to $21,056,000 for the three months ended September 30, 2005, from $12,908,000 for the comparable period in 2004. This increase was primarily attributable to an increase in the number of loan originations during the third quarter of 2005 due to the opening of new offices and increased production in exiting offices, which resulted in the financing of a greater number of mortgage loans.

Total benefits and expenses were $33,605,000, or 94.5% of total revenues for the three months ended September 30 2005, as compared to $26,321,000, or 98.6% of total revenues for the comparable period in 2004. The higher margin in 2005 was due to fixed expenses that did not increase proportionally with the increase in revenues.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $184,000, or 3.3%, to $5,845,000 for the three months ended September 30, 2005, from $5,661,000 for the comparable period in 2004. This increase was primarily the result of an increase in death benefits.

Amortization of deferred policy acquisition costs and costs of insurance acquired increased by $29,000, or 4.5%, to $668,000 for the three months ended September 30, 2005, from $639,000 for the comparable period in 2004. This increase was primarily due to the growth of policies in force.

General and administrative expenses increased by $6,182,000, or 32.7%, to $25,111,000 for the three months ended September 30, 2005, from $18,929,000 for the comparable period in 2004. This increase resulted primarily from an increase in commissions due to the additional mortgage loan originations that SecurityNational Mortgage Company made during the third quarter of 2005.

Interest expense increased by $1,023,000, or 213.5%, to $1,502,000 for the three months ended September 30, 2005, from $479,000 for the comparable period in 2004. This increase was primarily due to the increased use of warehouse lines of credit required for the funding of loans by SecurityNational Mortgage Company.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $133,000, or 21.7%, to $480,000 for the three months ended September 30, 2005, from $613,000 for the comparable period in 2004. This reduction in the cost of goods and services sold of the mortuaries and cemeteries was due to the reduced costs of at-need merchandise at the Company's mortuaries and cemeteries and the loss of sales from the Camelback Funeral Home as a result of the City of Phoenix having commenced condemnation proceedings in order to construct a light rail facility on the funeral home property.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 (rounded to nearest thousand)

Total revenues increased by $6,219,000,or 7.0%, to $95,227,000 for the nine months ended September 30, 2005, from $89,008,000 for the nine months ended September 30, 2004. Contributing to this increase in total revenues was a $3,090,000 increase in mortgage fee income, a $3,023,000 increase in net investment income, and a $1,013,000 increase in insurance premiums.

Insurance premiums and other considerations increased by $1,013,000, or 5.2%, to $20,330,000 for the nine months ended September 30, 2005, from $19,317,000 for the comparable period in 2004. This increase was primarily due to the additional insurance premiums realized from new insurance sales.

Net investment income increased by $3,023,000, or 25.4%, to $14,918,000 for the nine months ended September 30, 2005, from $11,895,000 for the comparable period in 2004. This increase was primarily attributable to additional borrower interest income from increased long-term bond purchases and mortgage loans over the comparable period in 2004.

Net mortuary and cemetery sales decreased by $659,000, or 7.4%, to $8,203,000 for the nine months ended September 30, 2005, from $8,862,000 for the comparable period in 2004. This reduction in mortuary sales was primarily due to a reduction in pre-need property sales and the loss of sales from the Camelback Funeral Home as a result of the City of Phoenix having commenced condemnation proceedings in order to construct a light rail facility on the funeral home property.

Mortgage fee income increased by $3,090,000, or 6.4%, to $51,322,000 for the nine months ended September 30, 2005, from $48,232,000 for the comparable period in 2004. This increase was primarily attributable to an increase in the number of loan originations during the first nine months of 2005 due to the opening of new offices and increased production in existing offices, which resulted in the financing of a greater number of mortgage loans.

Total benefits and expenses were $92,307,000, or 96.9% of total revenues for the nine months ended September 30, 2005, as compared to $86,803,000, or 97.5% of total revenues for the comparable period in 2004. The higher margin in 2005 was due to fixed expenses that did not increase proportionally with the increase in revenues.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $831,000, or 4.8%, to $18,164,000 for the nine months ended September 30, 2005, from $17,333,000 for the comparable period in 2004. This increase was primarily the result of an increase in reserves for policyholders.

Amortization of deferred policy and pre-need acquisition costs and costs of insurance acquired decreased by $1,127,000, or 33.1%, to $2,277,000 for the nine months ended September 30, 2005, from $3,404,000, for the comparable period in 2004. This decrease was primarily due to recognition of improvement in persistency.

General and administrative expenses increased by $4,323,000, or 6.9%, to $67,100,000 for the nine months ended September 30, 2005, from $62,777,000, for the comparable period in 2004. This increase resulted primarily from an increase in commissions due to the additional mortgage loan originations that SecurityNational Mortgage Company made during the nine months ended September 30, 2005.

Interest expense increased by $1,633,000 or 106.1%, to $3,172,000 for the nine months ended September 30, 2005, from $1,539,000, for the comparable period in 2004. This increase was primarily due to the increased use of warehouse lines of credit required for the funding of loans by SecurityNational Mortgage Company.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $155,000, or 8.9%, to $1,595,000, for the nine months ended September 30, 2005, from $1,750,000 for the comparable period in 2004. This reduction in the cost of goods and services sold of the mortuaries and cemeteries was due to the reduced costs of at-need merchandise at the Company's mortuaries and cemeteries and the loss of sales from the Camelback Funeral Home, as a result of the City of Phoenix having commenced condemnation proceedings in order to construct a light rail facility on the funeral home property.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $76,698,000 as of September 30, 2005, compared to $81,051,000 as of December 31, 2004. This represents 50% and 45% of the total insurance-related investments as of September 30, 2005, and December 31,

2004, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are nine categories used for rating bonds. At September 30, 2005 and December 31, 2004, 2% ($1,664,000) and 2% ($1,659,000) of
the Company's total investment in bonds were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2005, and December 31, 2004, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $56,844,000 as of September 30, 2005, as compared to $54,995,000 as of December 31, 2004. Stockholders' equity as a percent of capitalization increased to 80% as of September 30, 2005, from 76% as of December 31, 2004.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2004 was 9.0%, as compared to a rate of 8.6 % for 2003. The 2005 lapse rate to date has been approximately the same as 2004.

At September 30, 2005, $27,335,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2004.

Item 4.   Controls and Procedures

a) Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2005. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

b) Changes in internal controls over financial reporting

     During the quarter ended September 30, 2005, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect its internal control over financial reporting.

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

On September 21, 2005, Mr. Hood filed a complaint against the Company and its wholly owned subsidiaries, Singing Hills Memorial Park and Memorial Estates, Inc., in the Superior Court of the State of California for the County of San Diego (Case No. GIE028978). The complaint includes causes of action for wrongful termination in violation of public policy, retaliation in violation of public policy, race discrimination in violation of the California Fair Employment and Housing Act, retaliation in violation of such act, and intentional infliction of emotional distress. Damages, including punitive damages, are sought with no specific amount set forth in the complaint, together with attorney's fees, interest and costs of the lawsuit. The Company disputes the claims in the complaint and asserts that Mr. Hood was not wrongfully terminated but had voluntarily quit as an employee of the Company. Formal discovery has commenced. The Company intends to vigorously defend against the action.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

          At the annual stockholders meeting held on July 8, 2005, the following matters were acted upon: (i) seven directors consisting of George R. Quist, Scott M. Quist, J. Lynn Beckstead, Jr., Charles L. Crittenden, Dr. Robert G. Hunter, H. Craig Moody and Norman G. Wilbur were elected to serve until the next annual stockholders meeting or until their respective successors are elected and qualified (for George R. Quist, with Class A and Class C shares voting, 11,073,336 votes were cast in favor of election, no votes were cast against election, and there were 22,106 abstentions; for Scott M. Quist, with Class A and Class C shares voting, 11,092,859 votes were cast in favor of election, no votes were cast against election, and there were 2,583 abstentions; for J. Lynn Beckstead, Jr., with Class A shares voting, 5,073,477 votes were cast in favor of election, no votes were cast against election, and there were 22,525 abstentions; for Charles L. Crittenden, with Class A and Class C shares, 11,091,275 votes were cast in favor of election, no votes were cast against election, and there were 4,167 abstentions; for Dr. Robert G. Hunter, with Class A and Class C shares voting, 11,092,160 votes were cast in favor of election, no votes cast against election, and there were 3,282 abstentions; for H. Craig Moody, with Class A shares voting, 5,073,851 votes were cast in favor of election, no votes cast against election, and there were 22,151 abstentions; and for Norman G. Wilbur, with Class A and Class C shares voting, 11,093,438 votes were cast in favor of election, no votes were cast against election, and there were 2,004 abstentions); and (ii) the appointment of Hansen, Barnett & Maxwell, P.C. as the Company's registered pubic independent accountants for the fiscal year ending December 31, 2005 was ratified (with 11,093,475 votes cast for appointment, 1,967 votes against appointment, and there were 28,714 abstentions).

Item 5.  Other Information

          On September 23, 2005, the Company, through its subsidiaries, Security National Life Insurance Company and Southern Security Life Insurance Company, entered into a stock purchase agreement with Memorial Insurance Company of America, an Arkansas domiciled insurance company ("Memorial Insurance Company"), to purchase all of the outstanding shares of common stock of Memorial Insurance Company. Under the terms of the stock purchase agreement, the shareholders of Memorial Insurance Company will receive $13,500,000 in consideration for all of the outstanding common shares of Memorial Insurance Company, with each shareholder to receive a pro rata share of the total amount of the purchase consideration based upon the number of shares such shareholder owns. The shareholders will receive a total $13,500,000 for their shares by means of distributions, with Security National Life Insurance Company and Southern Security Life Insurance Company simultaneously contributing sufficient capital and surplus to Memorial Insurance Company to maintain its status as an admitted insurer in good standing in the state of Arkansas.

          For federal and state tax purposes, the transaction will be treated as a part sale, part redemption of the Memorial Insurance Company stock. At the closing of the transaction, the shareholders of Memorial Insurance Company agree to sell their shares of Memorial Insurance Company stock to Security National Life Insurance Company and Southern Security Life Insurance Company, such shares representing all of the issued and outstanding stock of Memorial Insurance Company, free and clear of all liens, claims, and encumbrances. Following completion of the transaction, Memorial Insurance Company will become a wholly owned subsidiary of Southern Security Life Insurance Company.

          As of December 31, 2004, Memorial Insurance Company had 100,170 policies in force and 50 agents. For the year ended December 31, 2004, Memorial Insurance Company had revenues of $4,893,000 and net income of $2,158,000. As of December 31, 2004, the statutory assets and the capital and surplus of Memorial Insurance Company were $45,048,000 and $12,303,000, respectfully.

          Under the terms of the stock purchase agreement, the shareholders agree, where applicable following the closing of the transaction, to maintain any existing policies from Memorial Insurance Company that were previously sold through such shareholders' funeral and mortuary businesses and to avoid replacing any of such policies with the policies of other insurance companies. The shareholders further agree to use their reasonable best efforts to support the business and operations of Memorial Insurance Company, including, where applicable, to maintain a business relationship with Memorial Insurance Company to the extent such a business relationship existed prior to such closing.

          Moreover, Security National Life Insurance Company and Southern Security Life Insurance Company agree to maintain the corporate offices of Memorial Insurance Company at its current location in Blytheville, Arkansas. Furthermore, Security National Life Insurance Company and Southern Security Life Insurance Company agree to use their best efforts, following the closing, to assist Memorial Insurance Company in retaining the sales agents and brokers in its business and operations. Security National Life Insurance Company anticipates completing the transaction on or about December 9, 2005. The obligations to complete the transaction are contingent upon approval of the transaction by the Arkansas Insurance Department. A hearing has been scheduled on December 9, 2005 with the commissioner of the Arkansas Insurance Department to consider the request by Security National Life Insurance Company and Southern Security Life Insurance Company to approve the transaction.

          At the closing of the transaction, Security National Life Insurance Company and Memorial Insurance Company each agree to enter into a reinsurance agreement to reinsure the majority of the in force business of Memorial Insurance Company to Security National Life Insurance Company, as reinsurer, to the extent permitted by the Arkansas Insurance Department. The parties to the reinsurance agreement will consist of Security National Life Insurance Company, Memorial Insurance Company, and the Arkansas Insurance Department. The assets and liabilities to be reinsured under the reinsurance agreement shall be deposited into a trust account, in which Zions Bancorporation, a national banking corporation, has agreed to act as trustee. Under the terms of the reinsurance agreement, in the event of the insolvency of Security National Life Insurance Company, Zions Bancorporation will transfer the assets and liabilities held in trust to the Arkansas Insurance Department for purposes of the administration of the assets and liabilities with respect to such insolvency.

          On October 20, 2005, Security National Life Insurance Company and Southern Security Life Insurance Company submitted a Form A application to the Arkansas Insurance Department. The Form A application included a proposed reinsurance agreement and a trust agreement that Security National Life Insurance Company intends to enter into with Memorial Insurance Company and the Arkansas Insurance Department.

          Upon approval of the reinsurance agreement by the Arkansas insurance department, certain insurance business and operations of Memorial Insurance Company will be transferred to Security National Life Insurance Company, as of the effective date of the reinsurance agreement, including all policies in force as of the effective date thereof, except for certain policies. Any future insurance business by Memorial Insurance Company will be covered by this reinsurance agreement. It is anticipated that all of the business and operations of Memorial Insurance Company will be transferred to Security National Life Insurance Company under the terms of the reinsurance agreement, except for capital and surplus of approximately $1,000,000. Thus, it is estimated that approximately $30,091,000 in assets and liabilities will be transferred from Memorial Insurance Company to Security National Life Insurance Company pursuant to the reinsurance agreement.

          At the closing of the stock purchase transaction, Memorial Insurance Company will issue a $30,091,000 note to Security National Life Insurance Company payable, together with accrued interest, within 30 days from the date of issuance. The note is to be repaid in cash or in assets to be transferred to Security National Life Insurance Company. The note will be secured by the assets owned by Memorial Insurance Company. In addition, Southern Security Life Insurance Company will contribute $2,200,000 to Memorial Insurance Company at closing in consideration for the surplus note. It is anticipated that Memorial Insurance Company will repay the surplus note in early 2006 using the proceeds from the sale of the investments in common stocks currently held in its investment portfolio.

          The Company has determined that a marketing employee of Security National Life Insurance Company has embezzled a total of $275,000 from the Company. The Company's audit committee has conducted a formal investigation of the matter and advised the Company's Board of
          Directors and registered public independent accountants of the embezzlement. Management is in the process of attempting to recover a portion of the embezzled funds. The Company has fidelity bond coverage with a $50,000 deductible, but there can be no assurance that the Company will be successful in obtaining any recovery of the embezzled funds from the insurer.

Item 6.        Exhibits and Reports on Form 8-K

 (a)  Exhibits:
      3.1. Articles of Restatement of Articles of Incorporation (7) 3.2. Amended Bylaws (10)
      4.1. Specimen Class A Stock Certificate (1) 4.2. Specimen Class C Stock Certificate (1)
      4.3 Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
     10.1 Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
     10.2  1993 Stock Option Plan (3)
     10.3  2000 Director Stock Option Plan (4)
     10.4  2003 Stock Option Plan (9)
     10.5  Deferred Compensation Agreement with George R. Quist (2)
     10.6  Promissory Note with George R. Quist (5)
     10.7  Deferred Compensation Plan (6)
     10.8  Coinsurance Agreement between Security National Life and Acadian (7)
     10.9 Assumption Agreement among Acadian, Acadian Financial Group, Inc., Security National Life and the Company (7)
    10.10 Asset Purchase Agreement among Acadian, Acadian Financial Group, Inc., Security National Life and the Company (7)
    10.11  Promissory Note with Key Bank of Utah (8)
    10.12  Loan and Security Agreement with Key Bank of Utah (8)
    10.13 Stock Purchase and Sale Agreement with Ault Glazer & Co. Investment Management LLC (10)
    10.14 Stock Purchase Agreement with Paramount Security Life Insurance Company (11)
    10.15 Reinsurance Agreement between Security National Life Insurance Company and Guaranty Income Life Insurance Company (12)
    10.16  Employment agreement with J. Lynn Beckstead, Jr. (12)
    10.17  Employment agreement with Scott M. Quist
    10.18 Agreement and Plan of Reorganization among Security National Life Insurance Company, SSLIC Holding Company, and Southern Security Life Insurance Company (14)
    10.19 Agreement and Plan of Merger among Security National Life Insurance Company, SSLIC Holding Company, and Southern Security Life Insurance Company (15)
    10.20 Agreement to repay indebtedness and to convey option with Monument Title, LC.
    10.21 Stock Purchase Agreement with Memorial Insurance Company of America and the Shareholders of Memorial Insurance Company that have executed the Agreement by Shareholders of Memorial Insurance Company of America to Sell Shares in Stock Purchase Transaction (16)
    22     Subsidiaries of the Registrant

           Certification pursuant to 18 U.S.C. Section 1350 as enacted by
           Section 302 of the Sarbanes-Oxley Act of 2002 Certification pursuant to 18 U.S.C. Section 1350 as enacted by Section 302 of the Sarbanes-Oxley Act of 2002 Certification pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------

      (1) Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
      (2) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
      (3) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994
      (4) Incorporated by reference from Schedule 14A Definitive Proxy Statement, filed August 29, 2000, relating to the Company's Annual Meeting of Shareholders
      (5) Incorporated by reference from Annual Report on Form 10-K, as filed on April 16, 2001
      (6) Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
      (7) Incorporated by reference from Report on Form 8-K-A as filed on January 8, 2003
      (8) Incorporated by reference from Annual Report on Form 10-K, as filed on April 15, 2003
      (9) Incorporated by reference from Schedule 14A Definitive Proxy Statement, Filed on June 5, 2003 relating to the Company's Annual Meeting of Shareholders
     (10) Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
     (11) Incorporated by reference from Report on Form 8-K, as filed on March 30, 2004
     (12) Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
     (13) Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
     (14) Incorporated by reference from Report on Form 8-K, as filed on August 30, 2004
     (15) Incorporated by reference from Report on Form 10-K, as filed on April 15, 2005
     (16) Incorporated by reference from Report on Form 8-K, as filed on September 28, 2005

Subsidiaries of the Registrant

    (b) Reports on Form 8-K:

          Incorporated by reference from Report on Form 8-K, as filed on August 11, 2005 Incorporated by reference from Report on Form 8-K, as filed on September 28, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: November 14, 2005              By: George R. Quist,
                                          ----------------
                                          Chairman of the Board and Chief
                                          Executive Officer
                                          (Principal Executive Officer)


DATED: November 14, 2005              By: Stephen M. Sill
                                          ---------------
                                          Vice President, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)

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

Date:    November 14, 2005

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

Date:    November 14, 2005

                                        By:      Stephen M. Sill
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10-Q for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:    November 14, 2005

                                         By:      George R. Quist
                                                  Chairman of the Board and
                                                  Chief Executive Officer


                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10-Q for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Vice President, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:    November 14, 2005

                                       By:      Stephen M. Sill
                                                Vice President, Treasurer and
                                                Chief Financial Officer