Form 10-K
period 2005-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2006-03-31
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2005, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                          Commission file number 0-9341

                     Security National Financial Corporation
             (Exact name of registrant as specified in its charter)

             UTAH                                    87-0345941
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

5300 South 360 West, Suite 250 Salt Lake City, Utah          84123
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:     (801) 264-1060

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

        Title of Each Class            Name of Each Exchange on Which Registered
Class A Common Stock, $2.00 Par Value          Nasdaq National Market
Class C Common Stock, $0.20 Par Value                None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in the Exchange Act Rule 12b-2). Yes    No [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
the Exchange Act Rule 12b-2). Yes    No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of Registrant's most recently completed second fiscal quarter was $17,049,000, based upon the closing price on that date on the Nasdaq National Market.

As of March 31, 2006, there were 5,847,249 shares of Class A Common Stock, $2.00 par value per share, and 6,642,929 shares of Class C Common Stock, $.20 par value per share, outstanding.

Documents Incorporated by Reference Portions of the definitive Proxy Statement for the registrant's 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

  ============================================================================

Item 1.  Business

Security National Financial Corporation (the "Company") operates in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance. These products are marketed in 38 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment of the Company consists of five cemeteries in the state of Utah and one in the state of California and eight mortuaries in the state of Utah and four in the state of Arizona. The Company also engages in pre-need selling of funeral, cemetery and cremation services through its Utah, Arizona and California operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction and existing homes and real estate projects. The mortgage loan segment operates through 21 wholesale and retail offices in ten states, and is an approved mortgage lender in several states.

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

The Company was organized as a holding company in 1979, when Security National Life Insurance Company ("Security National Life") became a wholly owned subsidiary of the Company and the former stockholders of Security National Life became stockholders of the Company. Security National Life was formed in 1965 and has grown through the direct sale of life insurance and annuities and through the acquisition of other insurance companies, including the acquisitions of Capital Investors Life Insurance Company in 1994 and Civil Service Employees Life Insurance Company in 1995, a stock purchase transaction with Southern Security Life Insurance Company ("Southern Security Life") in 1998 (involving the purchase of 57.4% of the outstanding common shares of Southern Security
Life), an asset purchase transaction with Acadian Life Insurance Company ("Acadian") in December 2002, the acquisition of Paramount Security Life Insurance Company ("Paramount"), now Security National Life Insurance Company of Louisiana ("Security National Life of Louisiana") in March 2004, a merger transaction involving the purchase of the remaining outstanding shares of Southern Security Life in January 2005, which resulted in Southern Security Life Insurance Company becoming a wholly-owned subsidiary of Security National Life, and the acquisition of Memorial Insurance Company of America ("Memorial Insurance Company") in December 2005.

The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies, including the acquisitions of Paradise Chapel Funeral Home, Inc. in 1989, Holladay Memorial Park, Inc., Cottonwood Mortuary, Inc. and Deseret Memorial, Inc. in 1991, Sunset Funeral Home in 1994, Greer-Wilson Funeral Home, Inc. in 1995 and Crystal Rose Funeral Home in 1997. In 1993, the Company formed SecurityNational Mortgage Company ("SecurityNational Mortgage") to originate and refinance mortgage loans. Since 1993,
SecurityNational Mortgage has opened 21 branches in ten states. See Notes to Consolidated Financial Statements for additional disclosure and discussion regarding segments of the business.

Life Insurance

   Products

The Company, through its insurance subsidiaries, Security National Life, Southern Security Life, Security National Life of Louisiana and Memorial Insurance Company, issues and distributes selected lines of life insurance and annuities. The Company's life insurance business includes funeral plans, interest-sensitive whole life insurance, as well as other traditional life and accident and health insurance products. The Company places specific marketing emphasis on funeral plans and traditional whole life products sold in association with the funding of higher education costs.

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

The Company sells its life insurance products through direct agents, brokers and independent licensed agents who may also sell insurance products of other companies. The commissions on life insurance products range from approximately 10% to 100% of first year premiums. In those cases where the Company utilizes its direct agents in selling such policies, those agents customarily receive advances against future commissions.

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

In marketing the funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2005:


                                     2005                  2004             2003                2002              2001
                                     ----                  ----             ----                ----              ----
Life Insurance
Policy/Cert.  Count
    as of December 31          417,957(1((3)(4)        357,767(1)(2)(3)      353,017(1)(2)       341,909(1)      74,335
Insurance in force as of
     December 31
    (omitted 000)           $3,350,140(1)(3)(4)     $2,914,135(1)(2)(3)   $2,914,438(1)(2)    $2,635,436(1)  $2,425,557
Premiums Collected
    (omitted 000)         $     27,275(1)(2)(3)(4) $    30,560(1)(2)(3)   $   28,598(1)(2)    $   14,699     $   14,860


(1) Includes the purchase of assets from Acadian Life Insurance Company on December 23, 2002.
(2) Includes reinsurance assumed on October 1, 2003, under agreement with Guaranty Income Life Insurance Company. This agreement was cancelled on January 1, 2005.
(3) Includes the purchase of Paramount Security Life Insurance Company, now known as Security National Life Insurance Company of Louisiana, on March 16, 2004.
(4) Includes the purchase of Memorial Insurance Company of America on December 29, 2005.

    Underwriting

The Factors considered in evaluating an application for ordinary life insurance coverage can include the applicant's age, occupation, general health and medical history. Upon receipt of a satisfactory (non-funeral plan insurance) application, which contains pertinent medical questions, the Company writes insurance based upon its medical limits and requirements subject to the following general non-medical limits:

                 Age Nearest                     Non-Medical
                  Birthday                         Limits
                ------------                     -----------
                 0-50                             $75,000
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

Annuities have guaranteed interest rates of 3% to 6.5% per annum. Above that, the interest rate credited is periodically determined by the Board of Directors at their discretion. An immediate annuity is a contract in which the individual remits to the Company a sum of money in return for the Company's obligation to pay a series of payments on a periodic basis over a designated period of time, such as an individual's life, or for such other period as may be designated.

Holders of annuities  generally  enjoy a  significant  benefit under the current federal income tax law in that interest accretions that are credited to the annuities do not incur current income tax expense on the part of the contract holder. Instead, the interest income is tax deferred until such time as it is paid out to the contract holder. In order for the Company to realize a profit on an annuity product, the Company must maintain an interest rate spread between its investment income and the interest rate credited to the annuities. From that spread must be deducted commissions, issuance expenses and general and administrative expenses. The Company's annuities currently have credited interest rates ranging from 3% to 6.5%.

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

The following table summarizes the annuity business for the five years ended December 31, 2005:

                                    2005     2004     2003      2002     2001
                                    ----     ----     ----      ----     ----
Annuities
Policy/Cert.
  Count as of December 31         20,119(1)   7,365   7,206     7,711    8,021
Deposits Collected (omitted 000   $2,416     $1,972  $2,026    $3,215   $2,550

(1) Includes the purchase of Memorial Insurance Company of America on December 29, 2005.

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

    Markets and Distribution

The Company currently markets its diver's policy through web marketing.

The following table summarizes the accident and health business for the five years ended December 31, 2005:

                                     2005     2004    2003     2002      2001
                                     ----     ----    ----     ----      ----
Accident and Health
Policy/Cert.
  Count as of December 31           14,934   15,778  17,391   18,921    19,343
Premiums Collected (omitted 000)      $285     $308    $352     $365      $413

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

The Company's policy is to retain no more than $75,000 of ordinary insurance per insured life. Excess risk is reinsured. The total amount of life insurance in force at December 31, 2005, reinsured by other companies aggregated $185,364,000, representing approximately 5.8% of the Company's life insurance in force on that date.

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

The sales representatives of the Company's cemetery and mortuary operations are commissioned and receive no salary. The sales commissions range from 4% to 25% for cemetery products and services and 10% to 100% of first year premiums for funeral plan insurance. Potential customers are located via telephone sales prospecting, responses to letters mailed by the sales representatives, newspaper inserts, referrals, contacts made at funeral services, and door-to-door canvassing. The Company trains its sales representatives and generates leads for them. If a customer comes to one of the Company's cemeteries on an at-need basis, the sales representatives are compensated on a commission basis.

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

    Markets and Distribution

The Company's residential mortgage lending services are marketed primarily to mortgage originators. SecurityNational Mortgage Company maintains a retail origination presence in the Salt Lake City market in addition to 21 wholesale and retail branch offices located in Arizona, California, Colorado, Florida, Hawaii, Nevada, Oregon, Texas, Utah and Virginia, with sales representatives in other states.

Recent Acquisitions and Other Business Activities

    Memorial Insurance Company of America

On December 29, 2005, Security National Life and Southern Security Life completed a stock purchase transaction with Memorial Insurance Company of America, an Arkansas domiciled insurance company ("Memorial Insurance Company"), to purchase all of the outstanding shares of common stock of Memorial Insurance Company. Under the terms of the transaction, the shareholders of Memorial Insurance Company received a total purchase consideration of $13,500,000 for all of the outstanding common shares of Memorial Insurance Company, with each shareholder having received a pro rata share of the total amount of the purchase consideration based upon the number of shares such shareholder owns.

The shareholders of Memorial Insurance Company received payment for their shares by means of distributions, with Security National Life and Southern Security Life simultaneously contributing sufficient capital and surplus to Memorial Insurance Company to maintain its status as an admitted insurer in good standing in the state of Arkansas. The transaction is to be treated, for federal and state tax purposes, as a part sale, part redemption of the Memorial Insurance Company stock. At the closing of the transaction, the shareholders of Memorial Insurance Company sold all of their shares of Memorial Insurance Company stock to Southern Security Life, such shares representing all of the issued and outstanding stock of Memorial Insurance Company. As a result, Memorial Insurance Company became a wholly owned subsidiary of Southern Security Life.

As of December 31, 2005, Memorial Insurance Company had 116,116 policies in force and approximately 50 agents. For the year ended December 31, 2005, Memorial Insurance Company had revenues of $3,659,000 and net income of $837,000. As of December 31, 2005, the assets and the capital and surplus of Memorial Insurance Company were $65,909,000 and $2,505,000, respectively.

Under the terms of the transaction, as set forth in the Stock Purchase Agreement dated September 23, 2005 among Security National Life, Southern Security Life, and Memorial Insurance Company, the shareholders agree, where applicable following the closing of the transaction, to maintain any existing policies from Memorial Insurance Company that were previously sold through such shareholders' funeral and mortuary businesses and to avoid replacing any of such policies with the policies of other insurance companies. The shareholders further agree to use their reasonable best efforts to support the business and operations of Memorial Insurance Company, including, where applicable, to maintain a business relationship with Memorial Insurance Company to the extent such a business relationship existed prior to such closing.

Moreover, Security National Life and Southern Security Life agree, pursuant to the terms of the Stock Purchase Agreement, to maintain the corporate offices of Memorial Insurance Company at its current location in Blytheville, Arkansas. Furthermore, Security National Life and Southern Security Life agree to use their best efforts, following the closing of the transaction, to assist Memorial Insurance Company in retaining the sales agents and brokers in its business and operations. The obligations to complete the transaction were contingent upon approval of the transaction by the Arkansas Insurance Department. A hearing was held on December 9, 2005 with the Commissioner of the Arkansas Insurance Department to consider the request to approve the transaction, and the Commissioner issued an order dated December 21, 2005 approving the transaction.

At the closing of the transaction, Security National Life and Memorial Insurance Company entered into a reinsurance agreement to reinsure the majority of the in force business of Memorial Insurance Company to Security National Life, as reinsurer, to the extent permitted by the Arkansas Insurance Department. The assets and liabilities to be reinsured under the reinsurance agreement were deposited into a trust account, in which Zions First National Bank agrees to act as trustee. Under the terms of the reinsurance agreement, in the event of the insolvency of Security National Life Insurance Company, Zions First National Bank agrees to hold the assets and liabilities in trust for purposes of the administration of the assets and liabilities with respect to such insolvency.

As a result of the execution of the reinsurance agreement, certain insurance business and operations of Memorial Insurance Company will be transferred to Security National Life, including all policies in force as of the effective date thereof, except for certain policies to be retained by Memorial Insurance Company. Any future insurance business by Memorial Insurance Company will be covered by this reinsurance agreement. All of the business and operations of Memorial Insurance Company was transferred to Security National Life under the terms of the reinsurance agreement, except for capital and surplus of approximately $1,000,000. Thus, $30,025,777 in assets and liabilities was transferred from Memorial Insurance Company to Security National Life pursuant to the reinsurance agreement.

At the closing of the stock purchase transaction, Memorial Insurance Company issued a $30,025,777 note to Security National Life payable, together with accrued interest, within 30 days from the date of issuance. The note is to be repaid in cash or in assets to be transferred to Security National Life. The note is secured by the assets owned by Memorial Insurance Company. In addition, Southern Security Life contributed $2,200,000 in cash to Memorial Insurance
Company at closing in consideration for the surplus note. Memorial Insurance Company repaid the surplus note in early 2006 using the proceeds from the sale of the investments in common stock that it currently holds in its investment portfolio.

On December 31, 2005, Memorial Insurance Company entered into a reinsurance agreement with Security National Life for certain accident and health insurance policies of Security National Life. Under the terms of the reinsurance agreement, Memorial Insurance Company assumed 100% of the liabilities of these policies. In addition, pursuant to the agreement, Security National Life transferred $96,345 in statutory reserves and assets to Memorial Insurance Company as of December 31, 2005. There was no additional consideration paid for these policies under the agreement.

    Southern Security Life Insurance Company

On January 1, 2005, Security National Life and SSLIC Holding Company, a wholly owned subsidiary of Security National Life, completed a merger transaction with Southern Security Life. Under the terms of the merger and pursuant to the Agreement and Plan of Reorganization, dated August 25, 2004, including the amendment thereto dated December 27, 2004, SSLIC Holding Company was merged with and into Southern Security Life, which resulted in (i) Southern Security Life Insurance Company becoming a wholly owned subsidiary of Security National Life, and (ii) the unaffiliated stockholders of Southern Security Life, holding an aggregate of 490,816 shares of common stock, becoming entitled to receive $3.84 in cash for each issued and outstanding share of their common stock of Southern Security Life, or an aggregate of $1,884,733.

As a result of the merger, the separate existence of SSLIC Holding Company ceased as Southern Security Life became the surviving corporation of the merger. Southern Security Life continues to be governed by the laws of the State of Florida, and its separate corporate existence and operations continue unaffected by the merger. In addition, as a result of the merger, Security National Life owns all of the issued and outstanding common shares of Southern Security Life. The Company, through its affiliates, Security National Life and SSLIC Holding Company, owned 76.7% of the Company's outstanding common shares prior to the merger.

The purpose of the merger was to terminate the registration of the common stock of Southern Security Life under the Securities Exchange Act of 1934 (by reducing the number of its stockholders of record to fewer than 300 stockholders) and the Nasdaq listing of the common stock, reduce expenses associated with such registration and listing, and provide the stockholders an opportunity to sell their shares in an illiquid trading market without incurring brokerage commissions. As a result of becoming a non-reporting company, Southern Security Life is no longer required to file periodic reports with the SEC, including among other things, annual reports on Form 10-K and quarterly reports on Form 10-Q, and is no longer subject to the SEC's proxy rules. In addition, its common stock is no longer eligible for trading on the Nasdaq SmallCap Market.

On December 31, 2005, Southern Security Life and Security National Life entered into a reinsurance agreement to reinsure the remaining in force business of Southern Security Life to Security National Life to the extent permitted by the Florida Office of Insurance Regulation. The assets and liabilities reinsured under the reinsurance agreement will be deposited into a trust account, in which Zions First National Bank agrees to act as trustee. Under the terms of the reinsurance agreement, in the event of the insolvency of Security National Life, Zions First National Bank will hold the assets and liabilities in trust for purposes of administration of the assets and liabilities with respect to such insolvency.

The Florida Office of Insurance Regulation approved the reinsurance agreement on December 28, 2005. As a result of the execution of the reinsurance agreement, all of the insurance business and operations of Southern Security Life will be transferred to Security National Life, as reinsurer, as of December 31, 2005, the effective date of the agreement. Any future insurance business by Southern Security Life will be covered by this reinsurance agreement. All of the insurance business and operations of Southern Security Life, including its assets and liabilities, will be transferred to Security National Life under the terms of the reinsurance agreement, except for $3,500,000 in capital and surplus that Southern Security Life will continue to hold in order to remain qualified as a life insurance company for federal income tax purposes. Thus, approximately $48,528,000 in assets and liabilities will be transferred from Southern Security Life to Security National Life pursuant to the reinsurance agreement.

In addition, on December 31, 2005, Southern Security Life declared a dividend to Security National Life in the amount of $7,181,000. Following the payment of the dividend, the remaining capital and surplus of Southern Security Life will be $3,500,000, which is a sufficient amount in order for Southern Security Life to maintain its status as an admitted insurer in good standing in the state of Florida. On December 28, 2005, the Florida Office of Insurance Regulation approved the request by Security National Life Insurance Company and Southern Security Life for the dividend payment.

Security National Life anticipates that Southern Security Life will either be sold to an unrelated business entity or merged with Security National Life during fiscal 2006. On December 12, 2005, a plan of liquidation was approved by the Board of Directors of the Company in anticipation of such sale or merger. The Company expects the sale or merger to be completed prior to December 31, 2006.

Security National Life Insurance Company of Louisiana, formerly Paramount Security Life Insurance Company

On March 16, 2004, Security National Life completed the purchase of all the outstanding common stock of Paramount Security Life Insurance Company, now known as Security National Life of Louisiana, a Louisiana domiciled insurance company located in Shreveport, Louisiana. As of December 31, 2003, Security National Life of Louisiana had 9,383 policies in force and 29 agents. There were no material changes to the number of policies in force or the number of agents between December 31, 2003 and March 16, 2004. The total purchase consideration was $4,398,000 and the transaction was effective on January 26, 2004.

Security National Life of Louisiana is licensed in the State of Louisiana and is permitted to appoint agents who do not have a full life insurance license. These agents are limited to selling small life insurance policies in the final expense market. The Company anticipates that with this license it will be able to expand its operations in Louisiana. The Company is servicing the policyholders of Security National Life of Louisiana out of its Jackson, Mississippi office and has closed the Shreveport office.

Regulation

The Company's insurance subsidiaries, Security National Life, Southern Security Life, Security National Life of Louisiana, and Memorial Insurance Company are subject to comprehensive regulation in the jurisdictions in which they do business under statutes and regulations administered by state insurance commissioners. Such regulation relates to, among other things, prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents; nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; and requirements regarding aggregate reserves for life policies and annuity contracts, policy claims, unearned premiums, and other matters. The Company's insurance subsidiaries are subject to this type of regulation in any state in which they are licensed to do business. Such regulation could involve additional costs, restrict operations or delay implementation of the Company's business plans.

The Company is currently subject to regulation in Utah, Florida, Louisiana and Arkansas under insurance holding company legislation, and other states where applicable. Generally, intercorporate transfers of assets and dividend payments from its insurance subsidiaries are subject to prior notice of approval from the State Insurance Department, if they are deemed "extraordinary" under these statutes. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies.

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

Income Taxes

The Company's insurance subsidiaries, Security National Life, Southern Security Life, Security National Life of Louisiana and Memorial Insurance Company are taxed under the Life Insurance Company Tax Act of 1984. Under the act, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions, reserves for future policyholder benefits (with modifications), and a small life insurance company deduction (up to 60% of life insurance company taxable income). The Company may be subject to the corporate Alternative Minimum Tax (AMT). The exposure to AMT is primarily a result of the small life insurance company deduction. Also, under the Tax Reform Act of 1986, distributions in excess of stockholder's surplus account or a significant decrease in life reserves will result in taxable income.

Security National Life, Southern Security Life, Security National Life of Louisiana and Memorial Insurance Company may continue to receive the benefit of the small life insurance company deduction. In order to qualify for the small company deduction, the combined assets of the Company must be less than $500,000,000 and the taxable income of the life insurance companies must be less than $3,000,000. To the extent that the net income limitation is exceeded, then the small life insurance company deduction is phased out over the next $12,000,000 of life insurance company taxable income.

Since 1990 Security National Life, Southern Security Life, Security National Life of Louisiana and Memorial Insurance Company have computed their life insurance taxable income after establishing a provision representing a portion of the costs of acquisition of such life insurance business. The effect of the provision is that a certain percentage of the Company's premium income is characterized as deferred expenses and recognized over a five to ten year period.

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

The mortgage loan industry is highly competitive with a number of mortgage companies and banks in the same geographic area in which the Company is operating. The mortgage market in general is sensitive to changes in interest rates and the refinancing market is particularly vulnerable to changes in interest rates.

Employees

As of December 31, 2005, the Company employed 426 full-time and 74 part-time employees.




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

                                                                                       Approximate
                                                                          Owned          Square
        Location                                    Function             Leased          Footage
        --------                                    --------             ------          -------
      5300 So. 360 West                      Corporate Headquarters    Owned (1)         33,200
      Salt Lake City, Utah

      755 Rinehart Road                      Insurance Operations/     Owned (2)         27,000
      Lake Mary, Florida                     Mortgage Sales

      3935 I-55 South, Frontage Road         Insurance Operations      Owned (3)         12,000
      Jackson, Mississippi

      2800 Youree Drive Bld. 1, Suite 207    Insurance Operations      Leased (4)           200
      Shreveport, Louisiana

      634 West Main Street                   Insurance Operations      Owned              3,000
      Blytheville, Arkansas

      410 North 44th Street, Suite 190       Mortgage Sales            Leased (5)         1,800
      Phoenix, Arizona

      12150 Tributary Point Dr., Suite160    Mortgage Sales            Leased (6)         2,000
      Gold River, California

      7676 Hazard Center Drive, Suite 625    Mortgage Sales            Leased (7)         1,300
      San Diego, California

      27433 Tourney Road, Suite 220          Mortgage Sales            Leased (8)         2,500
      Santa Clarita, California

      6208 Lehman Drive, Suite 201           Mortgage Sales            Leased (9)         2,200
      Colorado Springs, Colorado

      14001 East Lliff Ave., Suite 120       Mortgage Sales            Leased (10)        1,800
      Aurora, Colorado

      7785 Baymeadows Way, Suite 101         Mortgage Sales            Leased (11)        1,800
      Jacksonville, Florida

      1617 Santa Barbara Blvd                Mortgage Sales            Leased (12)          700
      Cape Coral, Florida

      5620 Tara Blvd., Suite 103             Mortgage Sales            Leased (13)        1,200
      Bradenton, Florida

      30 Aulike Street, Suite 308            Mortgage Sales            Leased (14)        4,300
      Kailua, Hawaii




Item 2.  Properties (Continued)
--------------------

                                                                                       Approximate
                                                                         Owned           Square
        Location                                Function                 Leased          Footage
        --------                                --------                 ------          -------
      6655 W. Sahara, Suite B-110            Mortgage Sales            Leased (15)        1,400
      Las Vegas, Nevada

      999 Southwest Disk Drive, Suite 104    Mortgage Sales            Leased (16)        1,800
      Bend, Oregon

      12750 Merit Drive, Suite 1212          Mortgage Sales            Leased (17)        2,600
      Dallas, Texas

      820 Gessner, Suite 800                 Mortgage Sales            Leased (18)        2,400
      Houston, Texas

      613 Northwest Loop 410, Suite 685      Mortgage Sales            Leased (19)        1,100
      San Antonio, Texas

      6975 South Union Park, Suite 150       Mortgage Sales            Leased (20)        4,300
      Midvale, Utah

      5219 & 5249 Greenpine Drive            Insurance Operations      Owned (21)         6,600
      Murray, Utah

      5258 Pinemont Dr., Suite B230          Peace Mausoleum           Owned                800
      Murray, Utah

      5251 Green Street, Suite 350           Mortgage Sales            Owned (22)         5,000
      Salt Lake City, Utah

      970 East Murray-Holladay Rd.,          Mortgage Sales            Leased (23)        6,400
      Suite 4A
      Salt Lake City, Utah

      474 West 800 North, Suite 102          Mortgage Sales            Leased (24)        2,000
      Orem, Utah

      6767 Forrest Hill Avenue,              Mortgage Sales            Leased (25)          500
      Third Floor
      Richmond, Virginia

     (1) The Company leases an additional 5,376 square feet of the facility to unrelated third parties for approximately $83,000 per year, under leases expiring at various date after 2005.

     (2) The Company leases an additional 9,903 square feet of the facility to unrelated third parties for approximately $182,200 per year, under leases expiring at various dates after 2005.

     (3)  The building is located on 104 undeveloped acres.

     (4) The Company leases this facility for $1,900 per year. The lease expires April 2006.

     (5) The Company leases this facility for $35,300 per year. The lease expires in October 2006.

     (6) The Company leases this facility for $47,000 per year. The lease expires in July 2009.

     (7) The Company leases this facility for $45,300 per year. The lease expires in June 2008.

     (8) The Company leases this facility for $78,000 per year. The lease expires in February 2009.

     (9) The Company leases this facility for $28,800 per year. The lease expires in June 2006.

     (10) The Company leases this facility for $28,800 per year. The lease expires in June 2006.

     (11) The Company leases this facility for $27,200 per year. The lease expires in September 2006.

     (12) The Company leases this facility for $8,400 per year, with a month-to-month lease.

     (13) The Company leases this facility for $17,800 per year. The lease expires in July 2006.

     (14) The Company leases this facility for $6,200 per year. The lease expires in July 2006.

     (15) The Company leases this facility for $49,100 per year. The lease expires in April 2007.

     (16) The Company leases this facility for $37,400 per year. The lease expires in December 2008.

     (17) The Company leases this facility for $40,500 per year. The lease expires in January 2009.

     (18) The Company leases this facility for $51,300 per year. The lease expires in January 2011.

     (19) The  Company   leases  this  facility  for  $7,200  per  year  with  a
          month-to-month lease.

     (20) The Company leases this facility for $98,000 per year. The lease expires in January 2010.

     (21) The Company leases an additional 128,300 square feet of the facility to unrelated third parties for approximately $825,000 per year, under leases expiring at various dates after 2005.

     (22) The Company leases an additional 25,000 square feet of the facility to unrelated third parties for approximately $442,500 per year, under leases expiring at various dates after 2005.

     (23) The Company leases this facility for $75,000 per year. The lease expires in January 2006.

     (24) The Company leases this facility for $31,000 per year. The lease expires in February 2007.

     (25) The Company leases this facility for $13,200 per year. The lease expires in July 2006.

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




The following table summarizes the location and acreage of the six Company owned cemeteries, each of which includes one or more mausoleums:

                                                                                    Net Saleable Acreage

                                                                                                   Acres
                                                                                                  Sold as         Total
Name of                                               Date         Developed        Total        Cemetery       Available
 Cemetery                    Location               Acquired      Acreage(1)     Acreage(1)      Spaces(2)     Acreage(1)
------------                 --------               --------      ----------     ----------      ---------     ----------
Memorial Estates, Inc.:

  Lakeview
     Cemetery(3)         1640 East Lakeview Dr.
                         Bountiful, Utah                1973           7             40               6            34
  Mountain View
     Cemetery(3)         3115 East 7800 South
                         Salt Lake City, Utah           1973          15             54              13            41

  Redwood
     Cemetery(3)(5)      6500 South Redwood Rd.
                         West Jordan, Utah              1973          27             78              27            51

  Holladay Memorial
     Park(4)(5) 4900 So. Memory Lane
                         Holladay, Utah                 1991           5             14               3            11

  Lakehills Cemetery(4)
                         10055 So. State Street
                         Sandy, Utah                    1991           9             41               3            38

  Singing Hills Memorial
     Park(6)             2800 Dehesa Road
                         El Cajon, California           1995           8             35               3            32

     (1) The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company's inspection of the cemeteries.
     (2)  Includes spaces sold for cash and installment contract sales.
     (3)  As of  December  31,  2005,  there  were  mortgages  of  approximately
          $16,000,  collateralized  by the property and  facilities  at Memorial
          Estates Lakeview, Mountain View and Redwood Cemeteries.
     (4)  As of  December  31,  2005,  there  were  mortgages  of  approximately
          $1,465,000,  collateralized  by the property and facilities at Deseret
          Mortuary,  Cottonwood  Mortuary,  Holladay  Memorial  Park,  Lakehills
          Cemetery and Colonial Mortuary.
     (5)  These cemeteries include two granite mausoleums.
     (6)  As of  December  31,  2005,  there  was a  mortgage  of  approximately
          $307,000, collateralized by the property




The following table summarizes the location, square footage and the number of viewing rooms and chapels of the twelve Company owned mortuaries:


Name of                                                            Date      Viewing                       Square
Mortuary                                 Location                Acquired    Room(s)       Chapel(s)       Footage
-------------                           ----------              ---------    --------      ---------       --------
Memorial Mortuary                    5850 South 900 East
                                     Murray, Utah                  1973         3             1             20,000

Memorial Estates, Inc.:
  Redwood Mortuary(3)                6500 South Redwood Rd.
                                     West Jordan, Utah             1973         2              1             10,000

  Mountain View Mortuary(3)          3115 East 7800 South
                                     Salt Lake City, Utah          1973         2              1             16,000

  Lakeview Mortuary(3)               1640 East Lakeview Dr.
                                     Bountiful, Utah               1973         0              1              5,500

Paradise Chapel                      3934 East Indian
  Funeral Home                       School Road
                                     Phoenix, Arizona              1989         2              1              9,800

Deseret Memorial, Inc.:
  Colonial Mortuary(1)               2128 South State St.
                                     Salt Lake City, Utah          1991         1              1             14,500

  Deseret Mortuary(1)                36 East 700 South
                                     Salt Lake City, Utah          1991         2              2             36,300

  Lakehills Mortuary(3)              10055 South State St.
                                     Sandy, Utah                   1991         2              1             18,000

  Cottonwood Mortuary(1)(3)          4670 South Highland Dr.
                                     Holladay, Utah                1991         2              1             14,500

Greer-Wilson
  Funeral Home                       5921 West Thomas Road
                                     Phoenix, Arizona              1995         2              2             25,000

Adobe Funeral Home(4)                218 North Central
                                     Avondale, Arizona             1995         1              1              1,850

Crystal Rose Funeral Home(2)         9155 W. VanBuren
                                     Tolleson, Arizona             1997         0              1              9,000


     (1) As of December 31, 2005, there were mortgages of approximately $1,465,000, collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary.

     (2) As of December 31, 2005, there was a mortgage of approximately $109,000, collateralized by the property and facilities of Crystal Rose Funeral Home.

     (3) These funeral homes also provide burial niches at their respective locations.

     (4) As of December 31, 2005, there was a mortgage of approximately $134,000, collateralized by the property and facilities of Adobe Chapel Funeral Home.

Item 3.  Legal Proceedings

The Company received a letter dated November 9, 2004 on behalf of Charles Hood, who worked at Singing Hills Memorial Park in El Cajon, California. He was hired in April 2003 as a groundskeeper with his work concluding on October 30, 2003. Hood claims that he wrote a letter to the Company expressing his concerns regarding the operation of the cemetery, and that the next day he was terminated, even though he recognizes his relationship was as an at-will employee. Hood's claims against the Company also include, but are not limited to, violation of labor laws, whistleblower retaliation and infliction of emotional distress. The letter proposed a settlement in the amount of $275,000.

On November 23, 2005, Hood filed a complaint in the Superior Court of the State of California for the County for San Diego (Case No. GIE 028978) against Singing Hills Memorial Park and California Memorial Estates, Inc, wholly owned subsidiaries of the Company. The claims in the complaint include wrongful termination in violation of public policy, retaliation in violation of public policy, race discrimination in violation of the California Fair Employment and Housing Act, retaliation in violation of the California Fair Employment and Housing Act, intentional infliction of emotional distress, plus punitive damages, attorney's fees and costs of the lawsuit. There are no specific amounts requested in the complaint, but damages are in an amount to be proven at a jury trial. The Company contends that Hood voluntarily quit and was not terminated. The Company intends to vigorously defend the action. An answer was filed. The case is in the discovery stage.

The Company also received a letter dated November 29, 2004 on behalf of Roger Gornichec, who the Company recognizes as having been an independent contractor. The attorney who wrote the letter on behalf of Gornichec also wrote the letter on behalf of Hood. Gornichec concluded his services as an agent selling insurance in the spring of 2003 and his license to sell cemetery plots was not renewed in the summer of 2004. Gornichec asserts that he was an employee contrary to the Company's position.

The claims made on behalf of Gornichec include, but are not limited to, wrongful termination in violation of public policy, misrepresentation, age discrimination, whistle-blower retaliation, interference with economic advantage, breach of contract, breach of the covenant of good faith and fair dealing, and infliction of emotional distress. Gornichec also claims that he is owed a certain amount from a retirement plan. The letter proposes a settlement in the amount of $420,000. Based on its investigation, the Company believes that Gornichec was an independent contractor, not an employee, and that the claims and the settlement amount sought are not justified. If the matter is not resolved and litigation ensues, the Company is prepared to vigorously defend the action.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2005.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's Class A Common Stock trades on the Nasdaq National Market under the symbol "SNFCA." Prior to August 13, 1987, there was no active public market for the Class A and Class C Common Stock. As of March 29, 2006, the closing sales price of the Class A Common Stock was $4.35 per share. The following are the high and low market closing sales prices for the Class A Common Stock by quarter as reported by Nasdaq since January 1, 2004:

Period (Calendar Year)                     Price Range
                                       High          Low
         2004
              First Quarter           $8.06         $6.06
              Second Quarter           6.20          3.54
               Third Quarter           3.70          2.93
              Fourth Quarter           3.63          2.76

         2005
              First Quarter           $4.09         $2.85
              Second Quarter           3.52          2.86
               Third Quarter           3.15          2.92
              Fourth Quarter           3.82          2.96

         2006
              First Quarter           $4.79         $3.30

The above sales prices have been adjusted for the effect of annual stock dividends.

The Class C Common Stock is not actively traded, although there are occasional transactions in such stock by brokerage firms. (See Note 11 to the Consolidated Financial Statements.)

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C Common Stock has been paid each year from 1990 through 2005.

As of December 31, 2005, there were 4,385 record holders of Class A Common Stock and 129 record holders of Class C Common Stock.




Item 6.  Selected Financial Data - The Company and Subsidiaries (Consolidated)

The following selected financial data for each of the five years in the period ended December 31, 2005, are derived from the audited consolidated financial statements. The data as of December 31, 2005 and 2004, and for the three years ended December 31, 2005, should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Consolidated Statement of Earnings Data:
                                                                   Year Ended December 31,

                                              2005              2004            2003(3)           2002              2001
                                              ----              ----            -------           ----              ----
Revenue
Premiums                                   $27,170,000      $25,979,000      $23,295,000      $14,077,000      $13,151,000
Net investment income                       19,387,000       15,939,000       17,303,000       12,540,000       12,947,000
Net mortuary and cemetery sales             10,839,000       11,661,000       10,944,000       10,638,000        9,881,000
Realized (losses) gains on investments          74,000           74,000           (2,000)       1,021,000           10,000
Mortgage fee income                         71,859,000       62,690,000       92,955,000       57,008,000       40,086,000
Other                                          621,000          855,000          550,000          479,000          152,000
                                         -------------    -------------    -------------    -------------    -------------
Total revenue                              129,950,000      117,198,000      145,045,000       95,763,000       76,227,000
                                         -------------    -------------    -------------    -------------    -------------

Expenses
Policyholder benefits                       24,477,000       23,362,000       21,755,000       13,756,000       11,775,000
Amortization of deferred
  policy acquisition costs                   3,031,000        4,602,000        4,929,000        3,994,000        3,870,000
General and administrative expenses         90,690,000       82,097,000      102,926,000       68,459,000       52,247,000
Interest expense                             4,921,000        2,174,000        3,642,000        1,970,000        2,791,000
Cost of goods and services of
  the mortuaries and cemeteries              2,103,000        2,304,000        2,328,000        2,045,000        1,772,000
                                         -------------    -------------    -------------    -------------    -------------
Total benefits and expenses                125,222,000      114,539,000      135,580,000       90,224,000       72,455,000
                                         -------------    -------------    -------------    -------------    -------------
Income before income tax expense             4,728,000        2,659,000        9,465,000        5,539,000        3,772,000
Income tax expense                          (1,240,000)        (652,000)      (2,891,000)      (1,565,000)        (913,000)
Minority interest in (income)
   loss of subsidiary                               --          115,000           22,000           18,000          (18,000)
                                         -------------    -------------    -------------    -------------    -------------
Net earnings                                $3,488,000       $2,122,000       $6,596,000       $3,992,000       $2,841,000
                                         =============    =============    =============    =============    =============

Net earnings per common share(4)                  $.54             $.34            $1.07             $.68             $.49
                                                  ====             ====            =====             ====             ====
Weighted average outstanding
   common shares (4)                         6,450,000        6,312,000        6,162,000        5,883,000        5,795,000
Net earnings per common
   share-assuming dilution(4)                     $.54             $.32            $1.04             $.66             $.49
                                                  ====             ====            =====             ====             ====
Weighted average outstanding
   common shares-assuming dilution (4)       6,480,000        6,539,000        6,321,000        6,062,000        5,796,000



Item 6. Selected  Financial Data - The Company and  Subsidiaries  (Consolidated)
(Continued)

Balance Sheet Data:
                                                                          December 31,

                                          2005(1)            2004(2)            2003            2002(3)            2001
                                          -------            -------            ----            -------            ----
Assets
Investments and restricted assets     $212,922,000       $183,876,000     $112,006,000      $106,161,000     $ 94,514,000
Cash                                    16,633,000         15,334,000       19,704,000        38,199,000        8,757,000
Receivables                             61,464,000         53,737,000      120,698,000       102,590,000       59,210,000
Other assets                            68,626,000         64,516,000       62,033,000        61,907,000       51,903,000
                                      ------------       ------------     ------------      ------------     ------------
Total assets                          $359,645,000       $317,463,000     $314,441,000      $308,857,000     $214,384,000
                                      ============       ============     ============      ============     ============

Liabilities
Policyholder benefits                 $263,981,000        226,785,000     $220,739,000      $217,895,000     $142,291,000
Notes & contracts payable               10,273,000         12,263,000       16,909,000        18,321,000       11,236,000
Cemetery & mortuary liabilities         10,829,000         10,762,000       10,562,000        10,076,000        9,344,000
Other liabilities                       26,691,000         20,091,000       21,146,000        21,934,000       15,625,000
                                      ------------       ------------    -------------     -------------     ------------
Total liabilities                      311,774,000        269,901,000      269,356,000       268,226,000      178,496,000
                                      ------------       ------------    -------------     -------------     ------------

Minority interest                          --               3,813,000        3,957,000         4,298,000        4,237,000

Non-controlling interest
    perpetual care trusts                2,173,000          2,084,000        1,953,000         1,820,000        1,682,000

Stockholders' equity                    45,698,000         41,665,000       39,175,000        34,513,000       29,969,000
                                      ------------       ------------     ------------      ------------     ------------
Total liabilities and
  stockholders' equity                $359,645,000       $317,463,000     $314,441,000      $308,857,000     $214,384,000
                                      ============       ============     ============      ============     ============


     (1) Includes the purchase of Memorial Insurance Company of America on December 29, 2005.
     (2) Includes the purchase of Paramount Security Life Insurance Company, now Security National Life Insurance Company of Louisiana, on March 16, 2004.
     (3) Includes the purchase of assets from Acadian Life Insurance Company on December 23, 2002. (4) Earnings per share amounts have been adjusted for the effect of annual stock dividends.
     (4) Earnings per share amounts have been adjusted for the effect of annual stock dividends.

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

As of December 31, 2005, SNMC had 21 branches in ten states. In 2003, SNMC opened offices in Tampa and Jacksonville, Florida; Las Vegas, Nevada; Denver, Colorado; Bountiful, Utah; and Dallas, Texas. SNMC opened one office in 2004 in Cape Coral, Florida. In 2005, SNMC opened offices in Kailua, Hawaii; Bend, Oregon; Midvale, Utah; and Richmond, Virginia. SNMC originated and sold 12,786 loans ($2,085,000,000 loan amount), 11,567 loans ($1,781,000,000 loan amount),
and  17,494  loans   ($2,560,000,000  loan  amount)  in  2005,  2004  and  2003, respectively. SNMC's loan volume decreased in 2004 due to an increase in interest rates resulting in fewer borrowers refinancing their loans.

On December 17, 1998, the Company purchased all of the outstanding common shares of SSLIC Holding Company, formerly Consolidare Enterprises, Inc., and Insuradyne Corporation for a total cost of $12,248,194. At the time the transaction was completed, Consolidare owned 57.4% of the outstanding shares of Southern Security Life. Following the acquisition of Consolidare, Security National Life and its wholly owned subsidiary, SSLIC Holding Company, increased their ownership of the outstanding shares of Southern Security Life through the purchase of shares traded on the Nasdaq SmallCap Market and stock purchase transactions with then current stockholders of Southern Security Life. As of December 31, 2004, Security National Life and SSLIC Holding Company held 76.7% of the outstanding common shares of Southern Security Life.

On January 1, 2005, Security National Life and SSLIC Holding Company completed a merger transaction with Southern Security Life in which SSLIC Holding Company was merged with Southern Security Life, which resulted in Southern Security Life becoming a wholly owned subsidiary of Security National Life and the unaffiliated stockholders of Southern Security Life becoming entitled to receive an aggregate of $1,884,733 for their shares.

On December 23, 2002, the Company completed an asset purchase transaction with Acadian Life Insurance Company, a Louisiana domiciled life insurance company, in which it acquired from Acadian $75,000,000 in assets and $75,000,000 in insurance reserves through its wholly owned subsidiary, Security National Life, a Utah domiciled life insurance company. The acquired assets consist primarily of approximately 275,000 funeral insurance policies in force in the state of Mississippi. The assets were originally acquired by Acadian from Gulf National Life Insurance Company on June 6, 2001, consisting of all the insurance policies of Gulf National Life Insurance Company in force and in effect on June 1, 2001.

On March 16, 2004, Security National Life purchased all of the outstanding common shares of Paramount Security Life Insurance Company, now known as Security National Life of Louisiana, a Louisiana domiciled insurance company located in Shreveport, Louisiana. As of December 31, 2003, Security National Life of

Louisiana had 9,383 policies in force and 29 agents. There were no material changes in the number of policies in force or the number of agents between December 31, 2003 and March 16, 2004. The purchase consideration was $4,398,000 and the transaction was effective January 26, 2004. Security National Life of Louisiana is licensed in the State of Louisiana where it is permitted to appoint agents who do not have a full life insurance license.

These agents are limited to selling small life insurance policies in the final expense market. The Company believes that with this license it will be able to expand its operations in Louisiana. The Company is servicing Security National Life of Louisiana policyholders out of its Jackson, Mississippi office and has closed its Shreveport office.

On December 29, 2005, Security National Life and Southern Security Life purchased all of the outstanding common shares of Memorial Insurance Company of America, an Arkansas domiciled insurance company located in Blytheville, Arkansas. As of December 31, 2005, Memorial Insurance Company had 116,116 policies in force and approximately 50 agents. The purchased consideration was $13,500,000.

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

Cemetery and Mortuary Operations

Pre-need sales of funeral services and caskets, including revenue and costs associated with the sales of pre-need funeral services and caskets are deferred until the services are performed or the caskets are delivered.

Pre-need sales of cemetery interment rights (cemetery burial property) - revenue and costs associated with the sales of pre-need cemetery interment rights are recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, "Accounting for the Sales of Real Estate" (SFAS No. 66). Under SFAS 66, recognition of revenue and associated costs from constructed cemetery property must be deferred until a minimum percentage of the sales price has been collected. Revenues related to the pre-need sale of unconstructed cemetery property will be deferred until such property is constructed and meets the criteria of SFAS 66 described above.

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

Unearned Revenue

The universal life products the Company sells have significant policy initiation fees (front-end load), which are deferred and amortized into revenues over the estimated expected gross profits from surrender charges and investment, mortality and expense margins. The same issues that impact deferred acquisition costs would apply to unearned revenue.

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

Deferred Compensation

The Company has deferred compensation agreements with several of its current and past executive officers. The deferred compensation is payable upon retirement or death of these individuals either in annual installments (ten years) or lump sum settlement, if approved by the Board of Directors. The Company has accrued the present value of these benefits based upon their future retirement dates and other factors, on its consolidated financial statements.

Depreciation

Depreciation is calculated principally on the straight-line-method over the estimated useful lives of the assets, which range from 3 to 40 years. Leasehold improvements are amortized over the lesser of the useful life or remaining lease terms.

Results of Operations

2005 Compared to 2004

Total revenues increased by $12,752,000, or 10.9%, from $117,198,000 for fiscal year 2004 to $129,950,000 for fiscal year 2005. Contributing to this increase in total revenues was a $9,169,000 increase in mortgage fee income, a $1,191,000 increase in insurance premium and other considerations, and a $3,448,000 increase in net investment income. This increase was partially offset by a $822,000 decrease in mortuary and cemetery sales, and a $234,000 decrease in other revenues.

Insurance premiums and other considerations increased by $1,191,000, from $25,979,000 in 2004 to $27,170,000 in 2005. This increase was primarily due to the additional insurance premiums that were realized on new insurance sales.

Net investment income increased by $3,448,000, from $15,939,000 in 2004 to $19,387,000 in 2005. This increase was primarily attributable to additional borrower interest income from increased long-term bond purchases and mortgage loans over the comparable period in 2005.

Net mortuary and cemetery sales decreased by $822,000, from $11,661,000 in 2004 to $10,839,000 in 2005. This reduction in mortuary sales was primarily due to a reduction in pre-need property sales and the loss of sales from the Camelback Funeral Home as a result of the city of Phoenix having commenced condemnation proceedings for purposes of constructing a light rail facility on the funeral home property.

Other revenues decreased by $234,000, from $855,000 in 2004 to $621,000 in 2005. Other revenue decreased in 2005 due in part to a one-time recovery of funds in 2004 from a member of management who made restitution of $111,000 by transferring to the Company shares of the Company's common stock that the employee owned at the time he was terminated.

Mortgage fee income increased by $9,169,000, from $62,690,000 in 2004 to $71,859,000 in 2005. This increase was primarily attributable to an increase in the number of loan originations during 2005 due to the opening of new offices and increased production from existing offices, which resulted in financing a greater number of mortgage loans.

Total benefits and expenses were $125,222,000 for 2005, which constituted 96.4% of the Company's total revenues, as compared to $114,539,000, or 97.7% of the Company's total revenues for 2004.

During 2005, there was a net increase of $1,115,000 in death benefits, surrenders and other policy benefits, and increase in future policy benefits from $23,362,000 in 2004 to $24,477,000 in 2005. This net increase was primarily the result of an increase in reserves for policyholders.

Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired decreased by $1,571,000 from $4,602,000 in 2004 to $3,031,000 in 2005. This decrease was primarily due to recognition of improvements in persistency.

General and administrative expenses increased by $8,593,000, from $82,097,000 in 2004 to $90,690,000 in 2005. Contributing to this increase was a $5,117,000 increase in commission expenses, from $48,690,000 in 2004 to $53,807,000 in 2005 due to higher mortgage loan originations made by SecurityNational Mortgage Company during 2005. Salaries increased by $1,325,000 from $14,392,000 in 2004 to $15,717,000 in 2005, primarily due to merit increases in the salaries of existing employees and an increase in the number of employees. Other expenses increased by $2,151,000, from $19,015,000 in 2004 to $21,166,000 in 2005. The increase in other expenses primarily resulted from loan costs at SecurityNational Mortgage Company during 2005 due to a greater number of loan originations.

Interest expense increased by $2,747,000, from $2,174,000 in 2004 to $4,921,00 in 2005. This increase was primarily due to the increased use of warehouse lines of credit required for the funding of mortgage loans by SecurityNational Mortgage Company during 2005.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $201,000, from $2,304,000 in 2004 to $2,103,000 in 2005. This reduction in the cost of goods and services sold of the mortuaries and cemeteries was due to the reduced costs of at-need merchandise at the Company's mortuaries and cemeteries and the loss of sales from the Camelback Funeral Home as a result of the City of Phoenix having commenced condemnation proceedings for purposes of constructing a light rail facility on the funeral home property.

2004 Compared to 2003

Total revenues decreased by $27,847,000, or 19.2%, from $145,045,000 for fiscal year 2003 to $117,198,000 for fiscal year 2004. Contributing to this decrease in total revenues was a $30,265,000 decrease in mortgage fee income and a $1,364,000 decrease in net investment income. This decrease was partially offset by an increase in mortuary and cemetery sales of $717,000, an increase in insurance premium and other considerations of $2,684,000, an increase in realized gains on investments of $76,000, and an increase in other revenue of $305,000.

Insurance premiums and other considerations increased by $2,684,000, from $23,295,000 in 2003 to $25,979,000 in 2004. This increase was primarily due to the additional insurance premiums that were realized on new insurance sales and the inclusion of premiums from policies acquired from Paramount Security Life Insurance Company in 2004.

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

Other revenues increased by $305,000, from $550,000 in 2003 to $855,000 in 2004. Other revenues increased in part from the recovery of funds from a member of management who was found to have fraudulently obtained expense reimbursements over a period of several years. The total amount of payments that the employee fraudulently obtained was $111,000. The employee was terminated and the Company demanded and received full restitution. The employee made restitution by transferring to the Company shares of the Company's common stock that the employee owned at the time he was terminated.

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

General and administrative expenses decreased by $20,829,000, from $102,926,000 in 2003 to $82,097,000 in 2004. Contributing to this decrease was an $18,846,000 decrease in commission expenses, from $67,537,000 in 2003 to $48,691,000 in 2004 due to fewer mortgage loan originations made by SecurityNational Mortgage Company during 2004. Salaries increased $312,000, from $14,080,000 in 2003 to $14,392,000 in 2004, primarily due to merit increases in the salaries of existing employees and the increase in the number of employees. Other expenses decreased $2,295,000, from $21,310,000 in 2003 to $19,015,000 in 2004. These decreases were primarily the result of reduced expenses due to fewer mortgage loan originations made by SecurityNational Mortgage Company during 2004.

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

The Company's investment policy is to invest predominately in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $96,378,000 as of December 31, 2005 compared to $81,051,000 as of December 31, 2004. This represents 46% of the total insurance related investments in 2005 as compared to 45% in 2004. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At December 31, 2005, 4% (or $3,431,000) and at December 31, 2004, 2% (or $1,659,000) of the Company's
total bond investments were invested in bonds in rating categories three through six which are considered non-investment grade.

If market conditions were to cause interest rates to change, the market value of the fixed income portfolio (of approximately $170,845,000) could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

                       -200 bps       -100 bps       +100 bps     +200 bps
                       --------       --------       --------     --------
Change in
   Market Value        $20,593        $9,444         $(9,982)     $(18,134)
   (in thousands)

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2005 and 2004, the life subsidiaries exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $55,971,000 and $53,928,000 as of December 31, 2005 and 2004,
respectively. Stockholders' equity as a percent of total capitalization was 82% and 77% as of December 31, 2005 and 2004, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2005 was 7.9%, as compared to a rate of 9.0% in 2004.

On December 17, 1998, the Company completed the acquisition of Consolidare Enterprises, Inc., a Florida corporation ("Consolidare") pursuant to the terms of the Acquisition Agreement, which the Company entered into on April 17, 1998, with Consolidare and certain shareholders of Consolidare for the purchase of all of the outstanding shares of common stock of Consolidare. Prior to completion of the acquisition, Consolidare owned 52.4% of the outstanding shares of common stock of Southern Security Life. The Company also acquired all of the outstanding shares of stock of Insuradyne Corp., a Florida corporation ("Insuradyne").

As consideration for the purchase of the shares of Consolidare, the Company paid to the stockholders of Consolidare at closing an aggregate of $12,248,194. In order to pay the purchase consideration, the Company obtained $6,250,000 from bank financing, with the balance of $5,998,194 obtained from funds then currently held by the Company. In addition to the purchase consideration, the Company caused Southern Security Life to pay, on the closing date, $1,050,000 to George Pihakis, the President and Chief Executive Officer of Southern Security Life prior to closing, as a lump sum settlement of the executive compensation agreement between Southern Security Life and Mr. Pihakis.

In connection with the acquiring of Consolidare, the Company entered into an Administrative Services Agreement dated December 17, 1998 with Southern Security Life. Under the terms of the agreement, the Company agreed to provide Southern Security Life with certain defined administrative and financial services, including accounting services, financial reports and statements, actuarial, policyholder services, underwriting, data processing, legal, building management, marketing advisory services and investment services. In consideration for the services to be provided by the Company, Southern Security Life will pay the Company an administrative services fee of $250,000 per month, or $3,000,000 on an annual basis, which may be increased, beginning on January 1, 2001, to reflect increases in the Consumer Price Index over the index amount as of January 1, 2000. However, such fee is to be reduced to zero for so long as the capital and surplus of Southern Security Life is less than or equal to $6,000,000, unless Southern Security Life and the Company otherwise agree in writing and such agreement is approved by the Florida Department of Insurance. The Company has not made any increases in the amount of the Administrative Services Fee to reflect increases in the Consumer Price Index.

The Administrative Services Agreement is to remain in effect for an initial term expiring on December 16, 2003. The term of the agreement was automatically extended for additional one-year terms expiring December 16, 2004 and 2005. The agreement may be automatically extended for additional one-year terms unless either the Company or Southern Security Life shall deliver a written notice on or before September 30 of any year stating to the other its desire not to extend the term of the agreement. Neither the Company nor Southern Security Life provided written notice prior to September 30, 2005, stating a desire not to extend the term of the agreement. As a result, the agreement will be extended for an additional one-year term ending December 31, 2006.

On January 1, 2005, Security National Life and SSLIC Holding Company, a wholly owned subsidiary of Security National Life, completed a merger transaction with Southern Security Life. Under the terms of the merger and pursuant to the Agreement and Plan of Reorganization, dated August 25, 2004, including the amendment thereto dated December 27, 2004, SSLIC Holding Company was merged with and into Southern Security Life, which resulted in (i) Southern Security Life becoming a wholly-owned subsidiary of Security National Life, and (ii) the unaffiliated stockholders of Southern Security Life, holding an aggregate of 490,816 shares of common stock, becoming entitled to receive $3.84 in cash for each issued and outstanding share of their common stock of Southern Security Life, or an aggregate of $1,884,733.

As a result of the merger, the separate existence of SSLIC Holding Company ceased as Southern Security Life became the surviving corporation of the merger. Southern Security Life continues to be governed by the laws of the State of Florida, and its separate corporate existence continues unaffected by the merger. In addition, as a result of the merger, Security National Life owns all of the issued and outstanding common shares of Southern Security Life. The Company, through its affiliates, Security National Life and SSLIC Holding Company, owned 76.7% of the Company's outstanding common shares prior to the merger.

The purpose of the merger was to terminate the registration of the common stock of Southern Security Life under the Securities Exchange Act of 1934 (by reducing the number of its stockholders of record to fewer than 300 stockholders) and the Nasdaq listing of the common stock, reduce expenses associated with such registration and listing, and provide the stockholders an opportunity to sell their shares in an illiquid trading market without incurring brokerage commissions. As a result of becoming a non-reporting company, Southern Security Life no longer required to file periodic reports with the SEC, including among other things, annual reports on Form 10-K and quarterly reports on Form 10-Q, and is no longer subject to the SEC's proxy rules. In addition, its common stock is no longer eligible for trading on the Nasdaq SmallCap Market.

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

On March 16, 2004, Security National Life purchased all of the outstanding common stock of Paramount Security Life Insurance Company, now known as Security National Life of Louisiana, a Louisiana domiciled insurance company located in Shreveport, Louisiana. As of December 31, 2003, Security National Life of Louisiana had 9,383 policies in force and 29 agents. There were no material changes in the number of policies in force of the number of agents between December 31, 2003 and March 16, 2004. The purchase consideration was $4,398,000 and the transaction was effective January 26, 2004. Security National Life of Louisiana is licensed in the State of Louisiana where it is permitted to appoint agents who do not have a full life insurance license.

These agents are limited to selling small life insurance policies in the final expense market. The Company believes that with this license it will be able to expand its operations in Louisiana. The Company is servicing Security National Life of Louisiana policyholders out of its Jackson, Mississippi office and has closed its Shreveport office.

On December 29, 2005, Security National Life and Southern Security Life purchased all of the outstanding common shares of Memorial Insurance Company of America, an Arkansas domiciled insurance company located in Blytheville, Arkansas. As of December 31, 2005, Memorial Insurance Company had 116,116 policies in force and approximately 50 agents. The purchase consideration was $13,500,000.

At December 31, 2005, $21,818,751 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's insurance subsidiaries. The life insurance subsidiaries need to comply with applicable state regulations before a dividend can be paid to their parent company.

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

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to five years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2005, are approximately as follows:

                           Years Ending December 31:
                          2006               $580,000
                          2007                296,000
                          2008                225,000
                          2009                130,000
                          2010                 60,000
                                           ----------
                             Total         $1,291,000
                                           ==========

Total rent expense related to these non-cancelable operating leases for the years ended December 31, 2005, 2004 and 2003 was approximately $828,000, $734,000 and $396,000, respectively.

Recent Accounting Pronouncements

In December 2004, FASB revised SFAS 123 to Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(R) also requires that the cost of all share-based transactions be recorded in the financial statements. The Company will adopt SFAS 123(R) using the modified prospective application approach effective January 1, 2006. Implementation of SFAS 123(R) will not have a significant impact on the Company's consolidated financial statements in the period of implementation. However, any future stock options granted could have a significant impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

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

In June 2005, the FASB Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 is not expected to have a material effect on the Company's financial position or results of operations.

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs ("DAC") in Connection with Modifications or Exchanges of Insurance Contracts, ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Initial application of SOP 05-1 should be as of the beginning of the entity's fiscal year. The Company is expected to adopt SOP 05-1 effective January 1, 2007. Adoption of this statement is expected to have an impact on the Company's consolidated financial statements; however, the impact has not yet been determined.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company has no activities in derivative financial or commodity instruments other than those recorded and disclosed in the financial statements. See note 17 of the consolidated financial statements included elsewhere in this Form 10-K. The Company's exposure to market risks (i.e., interest rate risk, foreign currency exchange rate risk and equity price risk) through other financial instruments, including cash equivalents, accounts receivable and lines of credit, is not material.




Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page No.

Financial Statements:

    Report of Independent Registered Public Accounting Firm
    Hansen, Barnett & Maxwell.............................................37

    Report of Independent Registered Public Accounting Firm
    Tanner LC.............................................................38

    Consolidated Balance Sheets, December 31,
    2005 and 2004.........................................................39

    Consolidated Statements of Earnings,
    Years Ended December 31, 2005, 2004,
    and 2003..............................................................41

    Consolidated Statements of Stockholders'
    Equity, Years Ended December 31, 2005, 2004
    and 2003. ............................................................42

    Consolidated Statements of Cash Flows,
    Years Ended December 31, 2005, 2004 and
    2003    ..............................................................43

    Notes to Consolidated Financial Statements............................45





        HANSEN, BARNETT & MAXWELL          Registered with the Public Company
       A Professional Corporation             Accounting Oversight Board
       CERTIFIED PUBLIC ACCOUNTANTS
                   AND
           BUSINESS CONSULTANTS
         5 Triad Center, Suite 750
       Salt Lake City, UT 84180-1128
           Phone: (801) 532-2200
            Fax: (801) 532-7944
              www.hbmcpas.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Security National Financial Corporation

We have audited the accompanying consolidated balance sheet of Security National Financial Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                            HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 23, 2006

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM






To the Board of Directors and Stockholders
Security National Financial Corporation
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Security National Financial Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. In connection with our audits of the consolidated financial statements, we have also audited the 2004 and 2003 amounts included in the consolidated financial statement schedules as listed in the accompanying index under Item 8. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules for 2004 and 2003, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/      TANNER LC


Salt Lake City, Utah
March 31, 2005

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                             December 31,
Assets:                                                  2005           2004
-------                                                  ----           ----
Insurance-related investments:
Fixed maturity securities
  held to maturity, at amortized cost                $89,780,942    $69,984,761
Fixed maturity securities, available
  for sale, at estimated fair value                    6,597,161     11,066,025
Equity securities, available for sale,
  at estimated fair value                             12,346,939      4,166,769
Mortgage loans on real estate and construction
  loans, net of allowances for losses of
  $240,000 and $254,893 for 2005 and 2004             72,793,811     65,831,586
Real estate, net of accumulated
  depreciation and allowances for
  losses of $4,784,979 and $4,408,030
  for 2005 and 2004                                   10,559,887      9,709,129
Policy, student and other loans net of allowance
  for doubtful accounts of $339,218
  and $140,580 for 2005 and 2004                      12,391,569     13,312,471
Short-term investments                                 3,211,590      4,628,999
                                                     -----------   ------------
     Total insurance-related investments             207,681,899    178,699,740
                                                    ------------   ------------
Restricted assets of cemeteries and mortuaries         5,240,099      5,176,463
                                                    ------------   ------------
Cash and cash equivalents                             16,632,966     15,333,668
                                                    ------------   ------------
Receivables:
  Trade contracts                                      5,733,142      5,333,891
  Mortgage loans sold to investors                    53,970,231     47,167,150
  Receivable from agents                               1,992,877      1,416,211
  Receivable from officers                                 --             1,540
  Other                                                  958,851      1,120,157
                                                    ------------    -----------
     Total receivables                                62,655,101     55,038,949
  Allowance for loan losses and
     doubtful accounts                                (1,191,106)    (1,302,368)
                                                    ------------   -------------
  Net receivables                                     61,463,995     53,736,581
                                                    ------------   -------------
Policyholder accounts on deposit
  with reinsurer                                       6,572,756      6,689,422
Cemetery land and improvements held for sale           8,498,227      8,547,764
Accrued investment income                              2,197,576      1,743,721
Deferred policy and pre-need
  contract acquisition costs                          24,048,638     20,181,818
Property and equipment, net                           11,199,788     10,520,665
Cost of insurance acquired                            12,663,221     14,053,497
Cemetery perpetual care trust investments              1,152,493        989,239
Goodwill                                                 683,191        683,191
Other                                                  1,610,624      1,107,230
                                                    ------------   ------------
     Total assets                                   $359,645,473   $317,462,999
                                                    =============  =============

See accompanying notes to consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                                                            December 31,
                                                        2005           2004
                                                        ----           ----
Liabilities:
Future life, annuity, and other benefits          $260,822,803     $224,529,539
Unearned premium reserve                             3,157,918        2,254,991
Bank loans payable                                   8,946,321       10,442,106
Notes and contracts payable                          1,326,284        1,820,615
Deferred pre-need cemetery and mortuary
  contract revenues                                 10,828,994       10,762,357
Accounts payable                                     1,533,065        1,064,269
Funds held under reinsurance treaties                1,129,747        1,184,463
Other liabilities and accrued expenses               9,427,644        6,344,756
Income taxes                                        14,601,029       11,497,967
                                                  ------------     ------------
     Total liabilities                             311,773,805      269,901,063
                                                  ------------     ------------

Commitments and contingencies                          --               --
                                                  ------------     ------------

Minority interest                                      --             3,813,346
                                                  ------------     ------------
Non-controlling interest in
   perpetual care trusts                            2,173,250         2,083,750
                                                  -----------      ------------

Stockholders' Equity:
Common stock:
  Class A: $2.00 par value, authorized
     10,000,000 shares, issued 7,098,363
     shares in 2005 and 6,755,870 shares
     in 2004                                       14,196,726       13,511,740
  Class C:  convertible, $0.20 par value,
     authorized 7,500,000 shares, issued
     6,781,060 shares in 2005 and 6,468,199
     shares in 2004                                 1,356,212        1,293,641
                                                 ------------     ------------
     Total common stock                            15,552,938       14,805,381
Additional paid-in capital                         15,650,344       14,922,851
Accumulated other comprehensive income
  (loss) and other items, net of deferred
   taxes of $411,286 and $369,879 for 2005
   and 2004, respectively                             117,647          (11,352)
Retained earnings                                  17,460,024       15,365,259
Treasury stock at cost (1,251,104
   Class A shares and 138,138 Class C
   shares in 2005; 1,315,075 Class A
   shares and 79,103 Class C shares in 2004,
   held by affiliated companies)                   (3,082,535)      (3,417,299)
                                                 ------------     ------------
     Total stockholders' equity                    45,698,418       41,664,840
                                                 ------------     ------------
         Total liabilities and
           stockholders' equity                  $359,645,473     $317,462,999
                                                 ============     ============

See accompanying notes to consolidated financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statements of Earnings


                                                           Years Ended December 31,
                                                           ------------------------
                                                    2005            2004              2003
                                                    ----            ----              ----
Revenues:
Insurance premiums and other considerations    $ 27,170,109     $ 25,979,341     $ 23,294,373
Net investment income                            19,386,571       15,939,176       17,302,597
Net cemetery and mortuary sales                  10,838,878       11,661,053       10,944,365
Realized gains (losses) on investments
  and other assets                                   74,246           74,431           (2,155)
Mortgage fee income                              71,859,272       62,689,391       92,955,165
Other                                               620,751          854,425          550,064
                                               ------------     ------------     ------------
  Total revenues                                129,949,827      117,197,817      145,044,409
                                               ------------     ------------     ------------

Benefits and expenses:
Death benefits                                   13,250,080       13,248,960       13,315,266
Surrenders and other policy benefits              1,484,284        1,291,621        1,726,275
Increase in future policy benefits                9,742,218        8,821,497        6,712,961
Amortization of deferred
  policy and pre-need acquisition
  costs and cost of insurance acquired            3,030,734        4,602,072        4,929,006
General and administrative expenses:
  Commissions                                    53,807,368       48,690,807       67,536,703
  Salaries                                       15,716,813       14,391,958       14,079,908
  Other                                          21,166,024       19,014,776       21,309,897
Interest expense                                  4,921,238        2,173,778        3,642,046
Cost of goods and services sold of the
  mortuaries and cemeteries                       2,103,432        2,303,821        2,327,475
                                               ------------     ------------     ------------

  Total benefits and expenses                   125,222,191      114,539,290      135,579,537
                                               ------------     ------------     ------------

Earnings before income taxes                      4,727,636        2,658,527        9,464,872
Income tax expense                               (1,239,756)        (651,536)      (2,890,669)
Minority interest                                        --          115,281           22,294
                                               ------------     ------------     ------------
  Net earnings                                 $  3,487,880     $  2,122,272     $  6,596,497
                                               ============     ============     ============

Net basic earnings per common share (1)                $.54             $.34            $1.07
                                                       ====             ====            =====

  Weighted average
    outstanding common shares (1)                 6,450,057        6,311,974        6,161,927

Net earnings per common share
  assuming dilution (1)                                $.54             $.32            $1.04
                                                       ====             ====            =====

  Weighted average outstanding common
    shares assuming dilution (1)                  6,480,016        6,538,869        6,321,484

(1) Earnings per share amounts have been adjusted for the effect of annual stock dividends.

See accompanying notes to consolidated financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                                                            Accumulated
                                                                               Other
                                                             Additional    Comprehensive
                                    Class         Class      Paid-in      Income (loss), Retained     Treasury
                                      A             C        Capital    and Other Items  Earnings       Stock         Total
                                  -------        -------    ----------  ---------------  --------    ---------        -----
Balance as of January 1, 2003  $11,588,984    $1,236,533   $11,280,842    $1,191,863    $11,992,542 $(2,777,353)   $34,513,411
Comprehensive income:
  Net earnings                      --            --           --             --          6,596,497     --           6,596,497
  Unrealized gains                  --            --           --            352,784         --         --             352,784
                                                                                                                    ----------
Total comprehensive income          --            --           --              --            --         --           6,949,281
                                                                                                                    ----------
Acquisition of Company Stock
  held in escrow (see note 17)      --            --           --         (1,982,620)        --         --          (1,982,620)
Stock dividends                    603,549        61,617     1,529,240         --        (2,194,406)    --              --
Conversion Class C to Class A        4,225        (4,223)           (2)        --            --         --              --
Exercise of stock options          353,450        --           759,502         --          (979,952)    --             133,000
Purchase of treasury stock              --        --            --             --            --        (437,641)      (437,641)
                               -----------    ----------   -----------   ------------   -----------  ----------    -----------
Balance at December 31, 2003    12,550,208     1,293,927    13,569,582      (437,973)    15,414,681  (3,214,994)    39,175,431
                               -----------    ----------   -----------   ------------   -----------  ----------    -----------

Comprehensive income:
  Net earnings                      --            --            --             --         2,122,272      --          2,122,272
  Unrealized gai ns                 --            --            --            426,621        --          --            426,621
                                                                                                                   -----------
Total comprehensive income          --            --            --             --            --          --          2,548,893
                                                                                                                   -----------
Exercise of stock options          255,776       --            775,801         --        (1,031,577)     --             --
Purchase of Treasury stock          --            --            --             --            --        (422,946)      (422,946)
Sale of Treasury stock              --            --           142,500         --            --         220,641        363,141
Stock dividends                    643,864       61,602        433,862         --        (1,139,328)     --              --
Conversion Class C to Class A       61,892      (61,888)         1,106         --              (789)     --                321
                               -----------   ----------    -----------   ------------   -----------  ----------    -----------
Balance at December 31, 2004    13,511,740    1,293,641     14,922,851        (11,352)   15,365,259  (3,417,299)    41,664,840
                               -----------   ----------    -----------   ------------  -----------   ----------    ----------

Comprehensive income:
  Net earnings                     --            --              --            --         3,487,880       --         3,487,880
  Unrealized gains                 --            --              --           128,999         --          --           128,999
                                                                                                                   -----------
Total comprehensive income         --            --              --            --             --          --         3,616,879
                                                                                                                    ----------
Exercise of stock options            6,892       --             3,926          --            (8,084)      --             2,734
Purchase of Treasury stock         --            --              --            --             --          --             --
Sale of Treasury stock             --            --            79,201          --             --        334,764        413,965
Stock dividends                    676,084       64,581       644,366          --        (1,385,031)      --              --
Conversion Class C to Class A        2,010       (2,010)         --            --             --          --              --
                               -----------   ----------   -----------       --------    ----------- -----------    -----------
Balance at December 31, 2005   $14,196,726   $1,356,212   $15,650,344       $117,647    $17,460,024 $(3,082,535)   $45,698,418
                               ===========   ==========   ===========       ========    =========== ===========    ===========


See accompanying notes to consolidated financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                        Years Ended December 31,
                                                                        ------------------------
                                                                   2005            2004           2003
                                                                   ----            ----           ----
Cash flows from operating activities:
     Net earnings                                               $3,487,880      $2,122,272      $6,596,497
     Adjustments to reconcile net earnings
       to net cash provided by (used in) operating
      activities:
          Realized (gains) losses on investments
               and other assets                                     (74,246)        (74,431)          2,155
          Depreciation                                            2,094,022       2,013,113       1,866,924
          Provision for losses on real estate
              accounts and loans receivable                          87,376        (165,781)        225,072
          Amortization of premiums and discounts                     36,637          (2,489)         44,092
          Provision for deferred income taxes                       862,024         636,430       2,862,343
          Policy and pre-need acquisition costs deferred         (6,499,180)     (6,051,793)     (4,527,546)
          Policy and pre-need acquisition costs amortized         1,667,813       3,370,763       3,611,674
          Cost of insurance acquired amortized                    1,097,609       1,231,308       1,317,332
     Change in assets and liabilities net of effects
       from purchases and disposals of subsidiaries:
          Land and improvements held for sale                        49,537        (160,703)         42,154
          Future life and other benefits                         10,824,347       9,000,715       7,426,761
          Receivables for mortgage loans sold                    (6,803,081)     67,621,035     (25,333,080)
          Other operating assets and liabilities                  1,771,798      (2,609,762)      3,434,187
                                                                -----------    ------------    ------------
              Net cash provided by (used in)
              operating activities                                8,602,536      76,930,677      (2,431,435)
                                                                -----------    ------------    ------------
Cash flows from investing activities:
     Securities held to maturity:
          Purchase - fixed maturity securities                   (5,984,347)    (37,371,166)    (15,396,993)
          Calls and maturities - fixed maturity securities        7,781,126       6,293,614      11,147,744
     Securities available for sale:
          Purchases - equity securities                            (139,383)        (21,993)        (51,921)
          Sales - equity securities                               4,183,108       2,675,301       3,860,000
     Purchases of short-term investments                        (13,700,353)    (29,893,323)    (19,065,874)
     Sales of short-term investments                             15,117,762      26,731,711      22,347,104
     Purchases of restricted assets                                 (57,453)       (262,195)        610,155
     Purchase of assets for perpetual care trusts                  (163,254)        (31,959)       (161,898)
     Amount received for perpetual care trusts                       89,500         130,660         132,750
     Mortgage, policy, and other loans made                     (76,034,805)    (78,437,965)    (30,192,467)
     Payments received for mortgage, policy, and
          other loans                                            69,804,347      41,116,662      20,479,056
     Purchases of propert and equipment                          (2,236,732)     (1,241,898)     (1,623,310)
     Cash received from sale of property and equipment                --         149,040              --
     Purchases of real estate                                    (5,138,795)     (1,856,931)     (1,807,658)
     Cash (paid) received for purchase of subsidiary              1,722,238        (304,042)          --
     Sale of real estate                                          3,898,980         352,054       2,287,831
                                                               ------------    ------------    ------------
         Net cash used in investing activities                     (858,061)    (71,972,430)     (7,435,481)
                                                               ------------    ------------    ------------





See accompanying notes to the consolidated financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                                        Years Ended December 31,
                                                                        ------------------------
                                                                   2005            2004           2003
                                                                   ----            ----           ----
Cash flows from financing activities:
     Annuity contract receipts                                 5,547,795       5,387,393       5,785,310
     Annuity contract withdrawals                             (9,655,951)    (10,276,576)    (10,410,247)
     Repayment of bank loans and notes and
        contracts payable                                     (2,463,116)     (4,379,949)     (3,698,189)
     Proceeds from borrowing on notes and contracts              672,439              --              --
     Purchase of minority shareholder stock of subsidiary       (960,309)             --              --
     Stock options exercised                                          --              --         133,000
     Purchase of treasury stock                                       --        (422,946)       (437,641)
     Sale of treasury stock                                      413,965         363,141              --
                                                            ------------    ------------    ------------
     Net cash used in financing activities                    (6,445,177)     (9,328,937)     (8,627,767)
                                                            ------------    ------------    ------------
Net change in cash and cash equivalents                        1,299,298      (4,370,690)    (18,494,683)
                                                            ------------    ------------    ------------
Cash and cash equivalents at beginning of year                15,333,668      19,704,358      38,199,041
                                                            ------------    ------------    ------------
Cash and cash equivalents at end of year                     $16,632,966     $15,333,668     $19,704,358
                                                            ============    ============    ============

Supplemental Schedule of Cash Flow Information:

The following information shows the non-cash items in connection with the purchase of Security National Life Insurance Company of Louisiana on March 16, 2004 and Memorial Insurance Company of America on December 29, 2005:

                                                  2005            2004
                                                  ----            ----
  Liabilities assumed:
      Future life, annuity and other
        policy benefits                       $30,326,086      $1,865,038
      Policy and contract claims                  171,526           --
      Unearned premiums                            61,901           --
      Other liabilities                           184,390           --
      Deferred income taxes                     1,928,137           --
  Less non-cash items
      Cost of insurance acquired                 (251,086)       (304,042)
      Bonds received                          (20,865,718)     (1,537,801)
      Common stock received                    (8,130,046)       (326,325)
      Redeemable preferred stock                 (821,077)          --
      Mortgage loans received                       --           (471,593)
      Real estate received                          --            (32,668)
      Policy loans received                       (34,575)        (28,180)
      Short-term investments                        --            586,601
      Receivables                                (388,374)        (13,589)
      Accrued investment income                  (302,923)        (24,983)
      Property, plant and equipment              (156,003)        (16,500)
                                              -----------     -----------
      Cash (paid) received                    $ 1,722,238     $  (304,042)
                                              ===========     ===========

See accompanying notes to the consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003



1)  Significant Accounting Policies

General Overview of Business

Security National Financial Corporation and its wholly owned subsidiaries (the "Company") operates in three main business segments; life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the intermountain west, Alabama, Arkansas, California, Florida, Georgia, Louisiana, Mississippi, Oklahoma and Texas. The cemetery and mortuary segment of the Company consists of five cemeteries in Utah, one cemetery in California, eight mortuaries in Utah and four mortuaries in Arizona. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in Arizona, California, Colorado, Florida, Hawaii, Nevada, Oregon, Texas, Utah, and Virginia.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles which, for the life insurance subsidiaries, differ from statutory accounting principles prescribed or permitted by regulatory authorities. Certain amounts in prior years have been reclassified to conform with the 2005 presentation.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


1) Significant Accounting Policies (Continued)

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

Principles of Consolidation

These consolidated financial statements include the financial statement of Security National Financial Corporation and its majority owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation except for restricted assets of cemeteries and mortuaries that are invested in participations in mortgage loans payable by Security National Life, a wholly owned subsidiary.

All significant intercompany transactions and accounts have been eliminated in consolidation.

Investments

The  Company's   management   determines  the  appropriate   classifications  of
investments in fixed maturity securities and equity securities at the acquisition date and re-evaluates the classifications at each balance sheet date.

Held-to-maturity investments are carried at amortized cost, reflecting the Company's intent and ability to hold the securities to maturity. Available-for-sale securities are stated at estimated fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003

1) Significant Accounting Policies (Continued)

Investment gains and losses arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired. If in management's judgment a decline in the value of an investment below cost is other than temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline, and the Company's ability and intent to hold the investment until the fair value recovers.

Fixed maturity securities held to maturity are carried at cost, adjusted for amortization of premium or accretion of discount. Although the Company has the ability and intent to hold these investments to maturity, infrequent and unusual conditions could occur under which it would sell certain of these securities. Those conditions include unforeseen changes in asset quality, significant changes in tax laws, and changes in regulatory capital requirements or permissible investments.

Fixed maturity and equity securities available for sale are carried at fair value, which is based upon quoted trading prices. Changes in fair values net of income taxes are reported as unrealized appreciation or depreciation and recorded as an adjustment directly to stockholders' equity and, accordingly, have no effect on net income.

Mortgage loans on real estate are carried at unpaid principal balances, adjusted for amortization of premium or accretion of discount, less allowance for possible losses.

Real estate is carried at cost, less accumulated depreciation provided on a straight-line basis over the estimated useful lives of the properties, or is adjusted to a new basis from impairment in value, if any.

Policy, student, and other loans are carried at the aggregate unpaid balances, less allowances for possible losses.

Short-term investments are carried at cost and consist of certificates of deposit and commercial paper with maturities of up to one year.

Restricted assets of cemeteries and mortuaries are assets held in a Trust Account for future mortuary services and merchandise and consist of cash, participations in mortgage loans with Security National Life Insurance Company, and mutual funds carried at cost; fixed maturity securities carried at cost adjusted for amortization of premium or accretion of discount; and equity securities carried at fair market value.

Realized gains and losses on investments and declines in value  considered to be
other  than   temporary,   are   recognized   in   operations  on  the  specific
identification basis.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


1) Significant Accounting Policies (Continued)

Property and Equipment

Property, plant and equipment is recorded at cost. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets which range from three to forty years. Leasehold improvements are amortized over the lesser of the useful life or remaining lease terms.

Recognition of Insurance Premiums and Other Considerations

Premiums for traditional life insurance products (which include those products with fixed and guaranteed premiums and benefits and consist principally of whole life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies) are recognized as revenues when due from policyholders. Revenues for interest-sensitive insurance policies (which include universal life policies, interest-sensitive life policies, deferred annuities, and annuities without life contingencies) are recognized when earned and consist of policy charges for the cost of insurance, policy administration charges, and surrender charges assessed against policyholder account balances during the period.

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

Allowance for Doubtful Accounts

The Company accrues an estimate of potential losses for the collection of receivables. The significant receivables are the result of receivables due on mortgage loans sold to investors, cemetery and mortuary operations, mortgage loan operations and other receivables. The allowance is based upon the Company's experience. The critical issues that impact recovery of the cemetery and mortuary receivables is the overall economy. The critical issues that impact recovery of mortgage loan operations would be interest rate risk and loan underwriting.

Future Life, Annuity and Other Policy Benefits

Future policy benefit reserves for traditional life insurance are computed using a net level method, including assumptions as to investment yields, mortality, morbidity, withdrawals, and other assumptions based on the life insurance subsidiaries experience, modified as necessary to give effect to anticipated trends and to include

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


1) Significant Accounting Policies (Continued)

provisions for possible unfavorable deviations. Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity. The range of assumed interest rates for all traditional life insurance policy reserves was 4.5% to 10%. Benefit reserves for traditional limited-payment life insurance policies include the deferred portion of the premiums received during the premium-paying period. Deferred premiums are recognized as income over the life of the policies. Policy benefit claims are charged to expense in the period the claims are incurred. Increases in future policy benefits are charged to expense.

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

Participating Insurance

Participating business constituted 3%, 2%, and 2% of insurance in force for 2005, 2004 and 2003, respectively. The provision for policyholders' dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

Reinsurance

The Company follows the procedure of reinsuring risks in excess of $75,000 to provide for greater diversification of business to allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. The Company remains liable for amounts ceded in the event the reinsurers are unable to meet their obligations.

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

Cemetery and Mortuary Operations

Pre-need contract sales of funeral services and caskets - revenue and costs associated with the sales of pre-need funeral services and caskets are deferred until the services are performed or the caskets are delivered.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003

1) Significant Accounting Policies (Continued)

Sales of cemetery interment rights (cemetery burial property) - revenue and costs associated with the sale of cemetery interment rights are recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, Accounting for the Sales of Real Estate (FAS No.
66). Under FAS 66, recognition of revenue and associated costs from constructed cemetery property must be deferred until a minimum percentage of the sales price has been collected. Revenues related to the sale of unconstructed cemetery property is deferred until such property has been constructed and meets the criteria of FAS No. 66 described above.

Pre-need contract sales of cemetery merchandise (primarily markers and vaults) - revenue and costs associated with the sale of pre-need cemetery merchandise is deferred until the merchandise is delivered.

Pre-need contract sales of cemetery services (primarily merchandise delivery, installation fees and burial opening and closing fees) - revenue and costs associated with the sales of pre-need cemetery services are deferred until the services are performed.

Prearranged funeral and pre-need cemetery customer acquisition costs - costs incurred related to obtaining new pre-need contract cemetery and prearranged funeral services are accounted for under the guidance of the provisions of Statement of Financial Accounting Standards No. 60 "Accounting and Reporting by Insurance Enterprises" (FAS No. 60). Obtaining costs, which include only costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral services, are deferred until the merchandise is delivered or services are performed.

Revenues and costs for at-need sales are recorded when a valid contract exists, the services are performed, collection reasonably assured and there are no significant obligations remaining.

The Company, through its mortuary and cemetery operations, provides guaranteed funeral arrangements wherein a prospective customer can receive future goods and services at guaranteed prices. To accomplish this, the Company, through its life insurance operations, sells to the customer an increasing benefit life insurance policy that is assigned to the mortuaries. If, at the time of need, the policyholder/potential mortuary customer utilizes one of the Company's facilities, the guaranteed funeral arrangement contract that has been assigned will provide the funeral goods and services at the contracted price. The increasing life insurance policy will cover the difference between the original contract prices and current prices. Risks may arise if the difference cannot be fully met by the life insurance policy. However, management believes that given current inflation rates and related price increases of goods and services, the risk of exposure is minimal.

Mortgage Operations

Mortgage fee income consists of origination fees, processing fees and certain other income related to the origination of mortgages. For mortgages sold to third party investors, mortgage fee income and related expenses are recognized at the time the loan meets the sales criteria for financial assets which are:
(1) the transferred assets have been isolated from the Company and its creditors, (2) the transferee has the right to pledge or exchange the mortgage, and (3) the Company does not maintain effective control over the transferred mortgage. Certain loans funded are transferred to unrelated financial institutions under purchase commitments. All rights and title to the mortgage loans are assigned to the unrelated financial institutions, including any investor commitments for these loans prior to their purchasing these loans under the purchase commitments. These are sold with recourse to the Company. The Company has commitment agreements from these financial institutions whereby the financial institutions have agreed to purchase mortgage loans and hold up to $180,000,000 of mortgage loans, as of December 31, 2005, until these loans are purchased by third party investors. As of December 31, 2005, mortgage loans
totaling   $122,762,000   have  been  sold  and  were  outstanding  under  these
commitments.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


1) Significant Accounting Policies (Continued)

The majority of loans originated are sold to third party investors. Receivables for mortgages sold to investors are shown on the balance sheet as mortgage loans sold to investors and are shown on the basis of the amount due from the investors, which includes fees. Any impairment to sold loans or possible loan losses are included in a separate allowance for loan losses. The estimates are based upon historical experience and best estimate of future losses. At December 31, 2005 and 2004 the reserve for loan losses was $538,000 and $557,000, respectively.

The Company accrues an estimate of future losses on mortgage loans sold to third party investors. The Company may be required to reimburse third party investors for costs associated with early payoff of loans within the first year of duration and to repurchase loans in default within the first year. The estimates are based upon historical experience and best estimate of future liabilities. At December 31, 2005 and 2004 the reserve for future loan losses was $2,183,000 and $1,432,000, respectively.

Goodwill

Previous acquisitions have been accounted for as purchases under which assets acquired and liabilities assumed were recorded at their fair values with the excess purchase price recognized as goodwill. The Company evaluates annually or when changes in circumstances warrant the recoverability of goodwill and if there is a decrease in value the related impairment is recognized as a charge against income.

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

Income Taxes

Income taxes include taxes currently payable plus deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences in the financial reporting basis and tax basis of assets and liabilities and operating loss carry-forwards. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


1) Significant Accounting Policies (Continued)

Stock Compensation

In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its stock option plans.

The Company has three fixed option plans (the "1993 Plan" the "2000 Plan", and the "2003 Plan"). In accordance with APB Opinion No. 25, no compensation cost has been recognized for these plans. Had compensation cost for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net earning and basic and diluted earnings per share would have been reduced as follows:

                                                Years Ended December 31,
                                           2005         2004            2003
                                           ----         ----            ----

Net earnings, as reported              $3,487,880    $2,122,272    $6,596,497
Total stock-based employee
  compensation recognized                  --            --            --
Total stock-based employee compensation
  expense determined under fair value
  based method for all awards            (676,920)   (1,090,458)     (490,145)
                                       ----------   -----------   -----------

Pro forma net earnings                 $2,810,960    $1,031,814    $6,106,352
                                       ==========    ==========    ==========

Basic earnings per share, as reported       $0.54         $0.34         $1.07
Diluted earnings per share as reported      $0.54         $0.32         $1.04

Basic earnings per share, pro forma         $0.44         $0.16         $0.99
Diluted earnings per share, pro forma       $0.44         $0.14         $0.96

The weighted average fair value of options granted in 2005 under the 2003 Plan is estimated at $1.92 as of the grant date using the Black Scholes option-pricing model with the following assumptions: dividend yield of 5%, volatility of 39%, risk-free interest rate of 3.4%, and an expected life of five to ten years.

The weighted average fair value of options granted in 2004 under the 2000 Plan and the 2003 Plan is estimated at $1.71 as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 36%, risk-free interest rate of 3.4%, and an expected life of five to ten years.

The weighted average fair value of each option granted in 2003 under the 1993 Plan, and the 2000 Plan, is estimated at $2.63 as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 73%, risk-free interest rate of 4%, and an expected life of two years.

The Company also has one variable option plan (the "1987 Plan"). In accordance with APB Opinion No. 25, compensation cost related to options granted and outstanding under this plan is estimated and recognized over the period of the award based on changes in the current market price of the Company's stock over the vesting period. Options granted under the 1987 Plan are exercisable for a period of ten years from the date of grant.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


1) Significant Accounting Policies (Continued)

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Recent Accounting Pronouncements

In December 2004, FASB revised SFAS 123 to Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(R) also requires that the cost of all share-based transactions be recorded in the financial statements. The Company will adopt SFAS 123(R) using the modified prospective application approach effective January 1, 2006. Implementation of SFAS 123(R) will likely have a significant impact on the Company's consolidated financial statements in future periods and any future stock options granted could have a significant impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

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

In June 2005, the FASB Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 is not expected to have a material effect on the Company's financial position or results of operations.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


1) Significant Accounting Policies (Continued)

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs ("DAC") in Connection with Modifications or Exchanges of Insurance Contracts, ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Initial application of SOP 05-1 should be as of the beginning of the entity's fiscal year. The Company is expected to adopt SOP 05-1 effective January 1, 2007. Adoption of this statement is expected to have an impact on the Company's consolidated financial statements; however, the impact has not yet been determined.

2)  Acquisitions

Southern Security Life

As of December 31, 2004, the Company's wholly owned subsidiary, Security National Life Insurance Company ("Security National Life"), and its wholly owned subsidiary, SSLIC Holding, owned approximately 77% of the outstanding shares of common stock of Southern Security Life.

On January 1, 2005, Security National Life and SSLIC Holding Company completed a merger transaction with Southern Security Life. Under the terms of the merger and pursuant to the Agreement and Plan of Reorganization, dated August 25, 2004, including the amendment thereto dated December 27, 2004, SSLIC Holding Company was merged with and into Southern Security Life Insurance Company, ("Southern Security Life"), which resulted in (i) Southern Security Life becoming a wholly owned subsidiary of Security National Life, and (ii) the unaffiliated stockholders of Southern Security Life, holding an aggregate of 490,816 shares of common stock, becoming entitled to receive $3.84 in cash for each issued and outstanding share of their common stock of Southern Security Life, or an aggregate of $1,884,733, which was primarily paid to those unaffiliated stockholders during 2005.

As a result of the merger, the separate existence of SSLIC Holding Company ceased as Southern Security Life became the surviving corporation of the merger. Southern Security Life continues to be governed by the laws of the State of Florida, and its separate corporate existence continues unaffected by the merger. In addition, as a result of the merger, Security National Life owns all of the issued and outstanding common shares of Southern Security Life.

The purpose of the merger was to terminate the registration of the common stock of Southern Security Life Insurance Company under the Securities Exchange Act of 1934 (by reducing the number of its stockholders of record to fewer than 300 stockholders) and the Nasdaq listing of the common stock, reduce expenses associated

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003

2)  Acquisitions (Continued)

with such registration and listing, and provide the stockholders an opportunity to sell their shares in an illiquid trading market without incurring brokerage commissions.

Paramount Security Life Insurance Company

On March 16, 2004, Security National Life completed the purchase of all of the outstanding common stock of Paramount Security Life Insurance Company, now known as Security National Life of Louisiana, a Louisiana domiciled insurance company located in Shreveport, Louisiana. As of December 31, 2003, Security National Life of Louisiana had 9,383 policies in force and 29 agents. There were no material changes to the number of policies in force or the number of agents between December 31, 2003 and March 16, 2004. The total purchase consideration was $4,398,000 and the transaction was effective, January 26, 2004.

Security National Life of Louisiana is licensed in the State of Louisiana and is permitted to appoint agents who do not have a full life insurance license. These agents are limited to selling small life insurance policies in the final expense market.

Memorial Insurance Company of America

On December 29, 2005, Security National Life and Southern Security Life completed a stock purchase transaction with Memorial Insurance Company of America, an Arkansas domiciled insurance company ("Memorial Insurance Company"), to purchase all of the outstanding shares of common stock of Memorial Insurance Company. Under the terms of the transaction, the shareholders of Memorial Insurance Company received a total purchase consideration of $13,500,000 for all of the outstanding common shares of Memorial Insurance Company, with each shareholder having received a pro rata share of the total amount of the purchase consideration based upon the number of shares such shareholder owns.

The shareholders of Memorial Insurance Company received payment for their shares by means of distributions, with Security National Life and Southern Security Life simultaneously contributing sufficient capital and surplus to Memorial Insurance Company to maintain its status as an admitted insurer in good standing in the state of Arkansas. The transaction is to be treated, for federal and state tax purposes, as a part sale, part redemption of the Memorial Insurance Company stock. At the closing of the transaction, the shareholders of Memorial Insurance Company sold all of their shares of Memorial Insurance Company stock to Southern Security Life, such shares representing all of the issued and outstanding stock of Memorial Insurance Company. As a result, Memorial Insurance Company became a wholly owned subsidiary of Southern Security Life.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


2)  Acquisitions (Continued)

The unaudited consolidated pro forma results of operations assuming consummation of the purchase of Memorial Insurance Company as of January 1, 2004, are summarized as follows:

                                        Unaudited Pro Forma
                                      Years Ended December 31,
                                       2005             2004
                                       ----             ----
                               in thousands except earnings per share
         Total revenue              $133,609          $122,000
         Net earnings                  4,325             4,283
         Basic earnings per share       $.67              $.68
         Diluted earnings per share     $.67              $.66

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition of Security National Life Insurance Company of Louisiana on March 16, 2004 and Memorial Insurance Company of America on December 29, 2005:

                                                     2005           2004
                                                     ----           ----
Assets:
  Cash received                                  $1,722,238    $     --
  Cost of insurance acquired                        251,086         304,042
  Investments                                    29,816,841       1,864,126
  Mortgage loans                                      --            471,593
  Real estate                                         --             32,668
  Policy loans                                       34,575          28,180
  Receivables                                       388,374          13,589
  Accrued investment income                         302,923          24,983
  Property and equipment                            156,003          16,500
                                                -----------     -----------
    Total assets acquired                        32,672,040       2,755,681
                                                -----------     -----------

Liabilities:
  Future life, annuity and other benefits        30,326,086       1,865,038
  Other liabilities                                 417,817         586,601
  Deferred income taxes                           1,928,137              --
                                                -----------     -----------
    Total liabilities assumed                    32,672,040       2,451,639
                                                -----------     -----------

Net assets acquired                             $   --          $   304,042
                                                ===========     ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003

3)  Investments

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2005 are summarized as follows:


                                                                    Gross             Gross          Estimated
                                                 Amortized        Unrealized        Unrealized          Fair
                                                   Cost              Gains            Losses           Value
                                                 --------          ---------        ----------       ---------
December 31, 2005:
Fixed maturity securities held to maturity
   carried at amortized cost:
   Bonds:
     U.S. Treasury securities
           and obligations of U.S
           Government agencies                  $15,135,496          $161,384       $(185,916)         $15,110,964

     Obligations of states and
           political subdivisions                 1,276,511            24,143          (3,335)           1,297,319

     Corporate securities including
           public utilities                      70,022,086         1,945,973        (420,407)          71,547,652

     Mortgage-backed securities                   2,497,872            24,543        (136,089)           2,386,326

   Redeemable preferred stock                       848,977            22,688          --                  871,665
                                               ------------        ----------       ---------          -----------
     Total fixed maturity
         securities held to maturity           $ 89,780,942        $2,178,731       $(745,747)         $91,213,926
                                               ============        ==========       =========          ===========

Securities available for sale carried
   at estimated fair value:
   Fixed maturity securities available
     for sale:
       U.S. Treasury securities and
          obligations of U.S. Government
          agencies                            $    597,399       $    35,315     $      --            $   632,714

     Corporate securities including
           public utilities                      5,846,721           122,715          (4,989)           5,964,447
                                              ------------        ----------      ----------          -----------
     Total fixed maturity securities
         available for sale                    $ 6,444,120        $  158,030      $   (4,989)         $ 6,597,161
                                               ===========        ==========      ==========          ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003

3)  Investments (Continued)

                                                                            Gross             Gross         Estimated
                                                          Amortized      Unrealized        Unrealized         Fair
                                                            Cost            Gains            Losses          Value
                                                          --------       ----------        ----------      ---------
December 31, 2005:

Equity securities available for sale:

   Non-redeemable preferred stock                        $   37,781       $  21,125      $   (3,436)    $    55,470

   Common stock:

     Public utilities                                      1,533,349         262,451        (15,357)      1,780,443
     Banks, trusts and insurance companies                   520,684         604,681        (12,915)      1,112,450
     Industrial, miscellaneous and all other               8,080,838       1,801,463       (483,725)      9,398,576
                                                         -----------      ----------     ----------     -----------

Total equity securities available for sale               $10,172,652      $2,689,720     $ (515,433)    $12,346,939
                                                         ===========      ==========     ==========     ===========

      Total securities available for sale
            carried at estimated fair value              $16,616,772      $2,847,750     $ (520,422)    $18,944,100
                                                         ===========      ==========     ==========     ===========

Mortgage loans on real estate and construction loans:
   Residential                                           $11,121,810
   Residential construction                               17,278,209
   Commercial                                             43,504,500
   Commercial construction                                 1,129,292
   Allowance for bad debts                                  (240,000)
                                                         -----------
Total mortgage loans on real estate
     and construction loans                              $72,793,811
                                                         ===========

Real estate                                              $10,559,887
                                                         ===========
Policy, student and other loans                          $12,391,569
                                                         ===========

Short-term investments                                    $3,211,590
                                                         ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003

3)  Investments (Continued)

The Company's investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2004 are summarized as follows:

                                                                    Gross            Gross         Estimated
                                                  Amortized       Unrealized       Unrealized        Fair
                                                    Cost            Gains           Losses          Value
                                                   --------       ---------       ----------      ---------
December 31, 2004:
Fixed maturity securities held to maturity
   at amortized cost:
   Bonds:
     U.S. Treasury securities
           and obligations of U.S
           Government agencies                    $15,033,673     $  194,811        $(43,407)    $15,185,077

     Obligations of states and
           political subdivisions                     492,290         30,274         (2,765)        519,799

     Corporate securities including
           public utilities                        50,572,235      2,261,608        (33,151)     52,800,692

     Mortgage-backed securities                     3,865,680         34,075       (115,578)      3,784,177

   Redeemable preferred stock                          20,883         20,250             --          41,133
                                                  -----------     ----------      ----------    ------------
     Total fixed maturity
        securities held to maturity               $69,984,761     $2,541,018      $(194,901)    $72,330,878
                                                  ===========     ==========      ==========    ===========

Securities available for sale carried
   at estimated fair value:
   Fixed maturity securities available
     for sale:
     U.S.  Treasury securities and obligations
     of U.S. Government agencies                     $596,898     $   59,626       $     --        $656,524

     Corporate securities including
           public utilities                         9,889,411        520,090             --      10,409,501
                                                  -----------     ----------       ---------    ------------

     Total fixed maturity securities
           available for sale:                    $10,486,309     $  579,716      $      --     $11,066,025
                                                  ===========     ==========      ==========    ============

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


3)  Investments (Continued)

                                                                        Gross        Gross       Estimated
                                                       Amortized      Unrealized   Unrealized      Fair
                                                        Cost            Gains        Losses        Value
                                                      --------       ---------    ----------    ----------

December 31, 2004:

   Equity securities available for sale:
     Non-redeemable preferred stock                 $   56,031    $   49,063     $  (3,431)   $   101,663

     Common stock:
         Public utilities                              323,719       245,841       (21,952)       547,608
         Banks, trusts, and insurance companies        520,683       680,569          (666)     1,200,586
         Industrial, miscellaneous and all other     1,136,816     1,638,582      (458,486)     2,316,912
                                                   -----------    ----------     ---------    -----------
    Total equity securities available for sale     $ 2,037,249    $2,614,055     $(484,535)   $ 4,166,769
                                                   ===========    ==========     =========    ===========

    Total securities available for sale
         carried at estimated fair value           $12,523,558    $3,193,771     $(484,535)   $15,232,794
                                                   ===========   ===========     =========    ===========

   Mortgage loans on real estate:
      Residential                                   24,203,576
      Commercial                                    21,872,148
      Residential construction                      19,755,862
                                                   -----------
      Total mortgage loans on real estate
          and construction loans                   $65,831,586
                                                   ===========
Real estate                                         $9,709,129
                                                   ===========
Policy, student and other loans                    $13,312,471
                                                   ===========
Other short-term investments                        $4,628,999
                                                   ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


3)   Investments (Continued)

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

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                            Amortized   Estimated Fair
Held to Maturity:                              Cost         Value
                                            ----------    ---------

            Due in 2006                    $1,527,503    $1,524,206
            Due in 2007 through 2010        6,691,927     6,761,022
            Due in 2011 through 2015       19,307,189    19,408,343
            Due after 2015                 54,710,943    56,180,317
            Mortgage-backed securities      6,694,403     6,468,373
            Redeemable preferred stock        848,977       871,665
                                          -----------   -----------
                 Total held to maturity   $89,780,942   $91,213,926
                                          ===========   ===========

                                           Amortized   Estimated Fair
Available for Sale:                          Cost          Value
                                          ----------      -------

           Due in 2006                       $2,700,645    $2,707,038
           Due in 2007 through 2010           3,645,476     3,770,709
           Due in 2011 through 2015               --            --
           Due after 2015                        97,999       119,414
           Non-redeemable preferred stock        37,781        55,470
           Common stock                      10,134,871    12,291,469
                                            -----------   -----------
                Total available for sale    $16,616,772   $18,944,100
                                            ===========   ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


3)  Investments (Continued)

The Company's realized gains and losses in investments and other assets are summarized as follows:

                                           2005        2004       2003
                                           ----        ----       ----
       Fixed maturity securities held
         to maturity:
           Gross realized gains          $ 2,593     $36,933     $ 3,549
           Gross realized losses              --     (26,355)     (5,665)

       Securities available for sale:
           Gross realized gains           56,651       3,310           1
           Gross realized losses            (561)     (6,364)        (40)
           Other assets                   15,563      66,907        --
                                         -------     -------     -------
               Total                     $74,246     $74,431     $(2,155)
                                         =======     =======     =======

Generally gains and losses from held to maturity securities are a result of early calls and related amortization of premiums or discounts.

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 3.25% to 21.0%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors' ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. The Company has 76% of its mortgage loans in the state of Utah. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for bad debt $240,000 and $254,893 at December 31, 2005 and 2004, respectively.

There were no investments, aggregated by issuer, in excess of 10% of shareholders' equity (before net unrealized gains and losses on available for sale securities) at December 31, 2005, other than investments issued or guaranteed by the United States Government.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


3)  Investments (Continued)

Major categories of net investment income are as follows:

                                            2005         2004             2003
                                            ----         ----             ----
Fixed maturity  securities             $ 4,602,518   $ 4,438,808   $ 3,407,177
Equity securities                           84,611        67,120        54,481
Mortgage loans on real estate            5,267,027     3,403,110     1,931,358
Real estate                              1,636,413     1,322,796     1,509,932
Policy loans                               674,826       673,404       676,201
Short-term investments, principally
  gains on sale of mortgage loans
  and other                              8,642,669     7,276,009    10,918,563
                                       -----------   -----------   -----------
  Gross investment income               20,908,064    17,181,247    18,497,712
Investment expenses                     (1,521,493)   (1,242,071)   (1,195,115)
                                       -----------   -----------   -----------
Net investment income                  $19,386,571   $15,939,176   $17,302,597
                                       ===========   ===========   ===========

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of approximately $904,000, $781,000 and $848,000 for 2005, 2004, and 2003, respectively.

Investment expenses consist primarily of depreciation, property taxes and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,439,648 at December 31, 2005 and $9,710,534 at December 31, 2004.

4)  Cost of Insurance Acquired

Information with regard to cost of insurance acquired is as follows:

                                        2005           2004            2003
                                        ----           ----            ----
Balance at
  beginning of year                 $14,053,497     $14,980,763     $16,408,849
                                   ------------    ------------    ------------
Cost of insurance acquired             (292,667)        304,042        (110,754)
                                   ------------    ------------    ------------

Imputed interest at 7%                  935,085       1,016,199       1,098,636
Amortization                         (2,032,694)     (2,247,507)     (2,415,968)
                                   ------------    ------------    ------------
Net amortization
  charged to income                  (1,097,609)     (1,231,308)     (1,317,332)
                                   ------------    ------------    ------------
Balance at end
  of year                           $12,663,221     $14,053,497     $14,980,763
                                   ============    ============    ============

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $1,003,000, $935,000, $875,000, $839,000, and $805,000
for the years 2006 through 2010. Actual amortization may vary based on changes in assumptions or experience.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


5) Property and Equipment

The cost of property and equipment is summarized below:

                                                           December 31,
                                                     2005               2004
                                                     ----               ----
Land and buildings                               $11,276,393        $11,310,114
Furniture and equipment                           12,142,351         11,066,917
                                                ------------       ------------
                                                  23,418,744         22,377,031
Less accumulated depreciation                    (12,897,855)       (11,856,366)
                                                ------------       ------------
     Subtotal                                     10,520,889         10,520,665
Land and buildings held for sale                     678,899                 --
                                                ------------       ------------
Total                                            $11,199,788        $10,520,665
                                                ============       ============

6)   Bank Loans Payable

Bank loans payable are summarized as follows:
                                                             December 31,
                                                         2005          2004
                                                         ----          ----
6% note payable in monthly installments
   of $5,693 including principal and
   interest, collateralized by real property,
   with a book value of approximately
   $831,000, due September 2010.                    $   597,221    $   633,596

6.93% note payable in monthly installments
   of $14,175 including principal and
   interest, collateralized by real property
   with a book value of approximately
   $850,000, due November 2007.                       1,426,515      1,476,813

$1,153,572 in 2004 and $2,230,016 in 2003
   revolving line of credit at 6.15%,
   interest payable monthly and a reduction
   in principal due in semi-annual
   installments, collateralized by 15,000
   shares of Security National Life Insurance Company
   stock, due December 2005.                             --            445,811

Bank prime rate less 1.35% (5.90% at December 31, 2005)
   note payable in monthly installments of $2,736
   including principal and interest, collateralized by
   15,000 shares of Security National Life Insurance
   Company stock, due December 2006.                     38,589         68,562

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


6) Bank Loans Payable (Continued)
                                                             December 31,
                                                         2005          2004
                                                         ----          ----

7.35% note payable in monthly installments
   of $14,975 including principal and
   interest, collateralized by 15,000 shares
   of Security National Life Insurance Company stock,
   due December 2006.                                  172,549       333,145

5.87% note payable, interest only to
  July 1, 2003, thereafter, interest and
  monthly principal payments of $134,000,
  collateralized by 15,000 shares of
  Security National Life Insurance Company Stock,
  due January 2010.                                   5,926,478    7,206,641

Mark to market adjustment (see note 17)                (162,629)      36,810

Other collateralized bank loans payable                 947,598      240,728
                                                     ----------   ----------
  Total bank loans                                    8,946,321   10,442,106

Less current installments                             2,291,439    2,136,957
                                                    -----------  -----------
Bank loans, excluding current installments          $ 6,654,882  $ 8,305,149
                                                    ===========  ============

The Company has line of credit agreements with a bank for $2,500,000, of which $350,000 and $-0- were outstanding at December 31, 2005 and 2004, respectively. The lines of credit are for general operating purposes and bear interest at the bank's prime rate and must be repaid every 30 days.

See Note 7 for summary of maturities in subsequent years.

7)  Notes and Contracts Payable

Notes and contracts payable are summarized as follows:
                                                                December 31,
                                                             2005       2004
                                                             ----       ----
Unsecured note payable due to former stockholders
  of Deseret Memorial,  Inc. resulting from the
  acquisition of such entity. Amount represents
  the present value, discounted at 8%, of monthly
  annuity payments of $5,900, due September 2011.     $    501,598  $   520,477

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


7) Notes and Contracts Payable (Continued)
                                                            December 31,
                                                       2005             2004
                                                       ----             ----
Due to former stockholders of Greer Wilson
  resulting from the acquisition of
  such entity. Amount represents the present
  value, discounted at 10%, of monthly annuity
  payments of $7,000, due March 2005.                  --             20,655

9% note payable in monthly installments of
  $10,000 including principal and
  interest, collateralized by real property,
  with a book value of approximately
  $2,908,000, due July 2008.                          307,434         397,133

Unsecured note payable due to former
  shareholder of Southern Security Life
  Insurance Company resulting from the
  acquisition of such entity. 6.5% note
  payable in five annual installments with
  principal payments of $158,840, due
  April 2005.                                           --            158,840

Due to shareholder of Security National
  Financial Corporation, 6.0% note payable
  in annual installments of $100,000 including
  principal and interest, due July 2005, secured
  by Company stock held in escrow.                      --            100,000

Due to shareholder of Security National
  Financial Corporation, 4.0% note payable
  in annual installments of $160,873 including
  principal and interest, due and paid in
  January 2006, secured by Company stock
  held in escrow                                    160,873           321,747

Other notes payable                                 356,379           301,763
                                                 ----------        ----------
Total notes and contracts payable                 1,326,284         1,820,615
Less current installments                           449,878           700,321
                                                 ----------        ----------

Notes and contracts, excluding
current installments                             $  876,406        $1,120,294
                                                 ==========        ==========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


7) Notes and Contracts Payable (Continued)

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

                    2006                 $ 2,724,284
                    2007                   3,076,448
                    2008                   1,803,841
                    2009                   1,776,199
                    2010                     575,868
                    Thereafter               315,965
                                         -----------
Total                                    $10,272,605
                                         ===========

Interest paid approximated interest expense in 2005, 2004 and 2003.

8)  Cemetery and Mortuary Endowment Care and Pre-need Merchandise Funds

The Company has, historically, presented its perpetual care trusts, associated with its pre-need funeral and cemetery activities, on a net basis in the consolidated financial statements. In accordance with its adoption of FIN 46R, the assets and liabilities of the perpetual care trusts have been presented on a gross basis. Although FIN 46R requires the consolidation of the merchandise and service trusts, it does not change the legal relationships among the trusts, the Company and its customers. The customers are the legal beneficiaries of these merchandise and service trusts, and therefore, their interest in these trusts has been represented as non-controlling interest in perpetual care trusts in the accompanying consolidated financial statements.

The components of the non-controlling interests in perpetual care trusts are as follows:

                                                             December 31,
                                                         2005           2004
                                                         ----           ----
Trust investments, at market value                   $1,152,493       $989,239
Note receivables from Cottonwood Mortuary
     and Singing Hills Cemetery eliminated
      in consolidation                                1,051,978      1,067,924
Other                                                   (31,221)        26,587
                                                     ----------     ----------
Non-controlling interest                             $2,173,250     $2,083,750
                                                     ==========     ==========

The Company has established and maintains certain restricted trust investments to provide for future merchandise and service obligations incurred in connection with its pre-need sales. Such amounts are reported as pre-need funeral and cemetery trust investments of cemeteries and mortuaries in the accompanying consolidated balance sheet.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


8)   Cemetery  and  Mortuary  Endowment  Care  and  Pre-need  Merchandise  Funds
     (Continued)

Assets in the restricted asset account are summarized as follows:

                                                             December 31,
                                                        2005            2004
                                                        ----            ----
Cash and cash equivalents                            $  747,281     $  776,997
Mutual funds                                            332,960        273,258
Fixed maturity securities                                 8,775           --
Equity securities                                        77,778         86,555
Participation in mortgage loans
 with Security National Life                          4,039,609      4,005,957
Time certificate of deposit                              33,696         33,696
                                                     ----------     ----------
   Total                                             $5,240,099     $5,176,463
                                                     ==========     ==========

9)  Income Taxes

The Company's income tax liability at December 31 is summarized as follows:

                                           December 31,
                                      2005            2004
                                      ----            ----
Current                            $   358,357       $    18,585
Deferred                            14,242,672        11,479,382
                                   -----------       -----------
Total                              $14,601,029       $11,497,967
                                   ===========       ===========

Significant components of the Company's deferred tax (assets) and liabilities at December 31 are approximately as follows:

                                           December 31,
                                      2005            2004
                                      ----            ----

Assets
Future policy benefits           $(1,424,759)      $(1,917,789)
Unearned premium                  (1,736,217)       (1,524,191)
Other                               (299,209)         (565,440)
                                 -----------       -----------
Total deferred tax assets         (3,460,185)       (4,007,420)
                                 -----------       -----------

Liabilities
Deferred policy acquisition costs  6,694,963         5,056,822
Cost of insurance acquired         2,150,799         2,317,477
Installment sales                  3,262,577         2,940,268
Depreciation                         602,875           824,718
Trusts                             1,766,590         1,155,566
Tax on unrealized appreciation       584,879           689,478
Reinsurance                        1,416,283         2,084,117
Difference between book and
   tax basis of other
   assets and liabilities          1,221,394           418,356
Other                                  2,497             --
                                 -----------       -----------
Total deferred tax liabilities    17,702,857        15,486,802
                                 -----------       -----------
Net deferred tax liability       $14,242,672       $11,479,382
                                 ===========       ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003

9)  Income Taxes (Continued)

The Company paid $37,960, $126,894 and $55,442 in income taxes for 2005, 2004 and 2003, respectively. The Company's income tax expense (benefit) is summarized as follows:

                                    2005                2004             2003
                                    ----                ----             ----
Current                         $  377,732           $ 15,106         $   28,326
Deferred                           862,024            636,430          2,862,343
                                ----------           --------         ----------
Total                           $1,239,756           $651,536         $2,890,669
                                ==========           ========         ==========

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

                                           2005          2004           2003
                                           ----          ----           ----
Computed expense at statutory rate     $1,607,396       $903,899     $3,218,056
Special deductions allowed
   small life insurance companies        (399,820)      (243,873)      (285,991)
Dividends received deduction               (5,780)        (5,619)        (5,611)
Minority interest taxes                        --         47,376         13,469
Other, net                                 37,960        (50,247)       (49,254)
                                      -----------    -----------    -----------
   Tax expense                         $1,239,756       $651,536     $2,890,669
                                      ===========    ===========    ===========

A portion of the life insurance income earned prior to 1984 was not subject to current taxation but was accumulated for tax purposes, in a "policyholders' surplus account." Under provisions of the Internal Revenue Code, the policyholders' surplus account was frozen at its December 31, 1983 balance and will be taxed generally only when distributed. As of December 31, 2005, the policyholders' surplus accounts approximated $4,152,000. Congress recently passed changes to the tax code, which exempts distributions from tax if such distributions are made in the years 2005 through 2007. Management expects to take action during this period to use this recent change in the tax code. If Management does not make the distributions during this period the amount of tax that would accrue and become payable in the advent of any distributions would be approximately $1,412,000.

The Company has a net operating loss carry forward of approximately $1,333,000, as of December 31, 2005. These carry forward amounts begin expiring in ten years and range up to 20 years.

10)   Reinsurance, Commitments and Contingencies

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $30,000 to $75,000 during the years 2005 and 2004. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to $942,080,000 at December 31, 2005 and $815,445,000 at December 31, 2004.

As part of the acquisition of Southern Security, the Company has a co-insurance agreement with The Mega Life and Health Insurance Company ("MEGA"). On December 31, 1992 Southern Security ceded to MEGA 18% of all universal life policies in force at that date. MEGA is entitled to 18% of all future premiums, claims, policyholder loans and surrenders relating to the ceded policies. In addition, Southern Security receives certain commission and

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


10)   Reinsurance, Commitments and Contingencies (Continued)

expense reimbursement. Effective January 1, 2006, Southern Security entered into a Reinsurance Recapture Agreement with MEGA wherein the policies reinsured under the Reinsurance Agreement between the Company and MEGA dated December 31, 1992, as amended was recaptured. During February 2006 MEGA transferred assets and liabilities of approximately $6,582,000 to Southern Security. Consideration paid by Southern Security to MEGA was $200,000.

Mortgage loans originated and sold to unaffiliated investors are sold subject to certain recourse provisions.

On December 26, 2003, the Company entered into a partially Coinsurance and a partially Modified Coinsurance Agreement (CoModco Agreement) with Guaranty Income Life Insurance Company (Guaranty) effective September 30, 2003. The Company has reinsured 100% of certain blocks of Guaranty's traditional life, universal life and annuity businesses. The total liabilities reinsured for these blocks of businesses on October 1, 2003 were $60,527,887. The Company paid a ceding commission to Guaranty of $3,400,000 and will receive from Guaranty a risk charge of 1% of the outstanding Coinsurance per calendar quarter. Guaranty put into a bank trust investment grade bonds, which equal the outstanding liabilities assumed by the Company. The Company is named as a beneficiary of the trust and the terms of the trust are such that Guaranty will maintain investment grade bonds in the trust to equal the outstanding liabilities assumed by the Company. Under the CoModco Agreement the Coinsurance and the increase in reserves are equal. Under U. S. GAAP the Coinsurance and the reserve increases are netted since these are non-cash items, and the Company expects to recapture the Coinsurance from future profits of the reinsured business. Guaranty has the right to recapture the business at any time after December 31, 2004 upon 90 days advance notice. As of December 31, 2005 and 2004, the outstanding Coinsurance amount was $-0- and $2,545,763, respectively. The Company recorded as income the risk charge for the years ended December 31, 2005 and 2004, of $10,000 and $121,831, respectively. In the event that the Company believes it will not recover the Coinsurance it will have to record as an expense and a future liability for the amount of such impairment. Effective January 1, 2005, Guaranty recaptured the reinsurance under this agreement and the agreement was cancelled between the Company and Guaranty. The recapture did not result in recognition of a gain or loss in the consolidated financial statements.

The City of Phoenix, Arizona has commenced condemnation proceedings on the property where the Camelback Funeral Home was located for purposes of constructing a light rail facility. The city has placed $1,200,000 in escrow to pay the Company for the property that was condemned. The carrying amount for the land and building of the Camelback Funeral Home at December 31, 2005 is $678,889 and has been shown separately in Note 4. Currently the Company has had an independent appraisal and is negotiating the sales price with the city.

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to five years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2005, are approximately as follows:

                     Years Ending
                      December 31:
                         2006          $  580,000
                         2007             296,000
                         2008             225,000
                         2009             130,000
                         2010              60,000
                                       ----------
                         Total         $1,291,000
                                       ==========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


10)       Reinsurance, Commitments and Contingencies (Continued)

Total rent expense related to these non-cancelable operating leases for the years ended December 31, 2005, 2004, and 2003 was approximately $828,000, $734,000 and $396,000, respectively.

The Company received a letter dated November 9, 2004 on behalf of Charles Hood, who worked at Singing Hills Memorial Park in El Cajon, California. He was hired in April 2003 as a groundskeeper with his work concluding on October 30, 2003. Hood claims that he wrote a letter to the Company expressing his concerns regarding the operation of the cemetery, and that the next day he was terminated, even though he recognizes his relationship was as an at-will employee. Hood's claims against the Company also include, but are not limited to, violation of labor laws, whistleblower retaliation and infliction of emotional distress. The letter proposed a settlement in the amount of $275,000.

On November 23, 2005, Hood filed a complaint in the Superior Court of the State of California for the County for San Diego (Case No 028978) against Singing Hills Memorial Park and California Memorial Estates, Inc, wholly owned subsidiaries of the Company. The claims in the complaint include wrongful termination in violation of public policy, retaliation in violation of public policy, race discrimination in violation of the California Fair Employment and Housing Act, retaliation in violation of the California Fair Employment and Housing Act; intentional infliction of emotional distress plus punitive damages, attorney's fees and costs of the law suits. There are no specific amounts requested in the complaint, but damages are in an amount to be proven at trial, a jury trial having been requested. The Company contends that Hood voluntarily quit and was not terminated. The Company intends to vigorously defend the action. An answer was filed. The case is in the discovery stage.

The Company also received a letter dated November 29, 2004 on behalf of Roger Gornichec, who the Company recognizes as having been an independent contractor. The attorney who wrote the letter on behalf of Gornichec also wrote the letter on behalf of Hood. Gornichec concluded his services as an agent selling insurance in the spring of 2003 and his license to sell cemetery plots was not renewed in the summer of 2004. Gornichec asserts that he was an employee contrary to the Company's position.

The claims made on behalf of Gornichec include, but are not limited to, wrongful termination in violation of public policy, misrepresentation, age discrimination, whistle-blower retaliation, interference with economic advantage, breach of contract, breach of the covenant of good faith and fair dealing, and infliction of emotional distress. Gornichec also claims that he is owed a certain amount from a retirement plan. The letter proposes a settlement in the amount of $420,000. Based on its investigation, the Company believes that Gornichec was an independent contractor, not an employee, and that the claims and the settlement amount sought are not justified. If the matter is not resolved and litigation ensues, the Company is prepared to vigorously defend the action.

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


11)   Retirement Plans

The Company and its subsidiaries have a noncontributory Employee Stock Ownership Plan (ESOP) for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,040 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors. The Company's contributions are allocated to eligible employees based on the ratio of each eligible employee's compensation to total compensation for all eligible employees during each year. ESOP contribution expense totaled $131,524, $105,196, and $98,588 for 2005, 2004 and 2003, respectively. At December 31, 2005 the ESOP held 592,120 shares of Class A and 1,553,041 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has a 401(k) savings plan covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions up to the lesser of 15% of total annual compensation or the statutory limits.

The Company may match up to 50% of each employee's investment in Company stock, up to 1/2% of 1% of the employee's total annual compensation. The Company's match will be Company stock and the amount of the match will be at the discretion of the Company's Board of Directors. The Company's matching 401(k) contributions for 2005, 2004, and 2003 were $5,142, $5,746, and $4,493, respectively. Also, the Company may contribute, at the discretion of the Company's Board of Directors, an Employer Profit Sharing Contribution to the 401(k) savings plan. The Employer Profit Sharing Contribution shall be divided among three different classes of participants in the plan based upon the participant's title in the Company. The Company contributions for 2005, 2004, and 2003 were $135,589, $128,949, and $110,081, respectively. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee.

In 2001, the Company's Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company's Board of Directors. The Company's contributions for 2005, 2004 and 2003 were $141,710, $123,249, and $95,485, respectively.

The Company has deferred compensation agreements with its Chief Executive Officer and its past Senior Vice President. The deferred compensation is payable on the retirement or death of these individuals either in annual installments over 10 years or in a lump sum settlement, if approved by the Board of Directors. The amount payable is $65,839 per year with cost of living adjustments each anniversary. The compensation agreements also provide that any remaining balance will be payable to their heirs in the event of their death. In addition, the agreements provide that the Company will pay the Group Health coverages for these individuals and/or their spouses. In 2005 and 2004, the Company increased its liability for these future obligations by $10,000 and $10,000, respectively. The current balance as of December 31, 2005 is $724,000.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


11)   Retirement Plans (Continued)

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

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist's current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $37,800 and $31,500 in fiscal 2005 and 2004, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $397,300 and $359,500 as of December 31, 2005 and 2004, respectively.

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

In the event of a sale or merger of the Company, and Mr. Beckstead were not retained in his current position, the Company would be obligated to continue Mr. Beckstead's current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62 1/2) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed in 2005 and 2004 approximately $46,300 and $18,500, respectively, to cover the present value of the retirement benefit of the agreement. The liability accrued is $236,800 and $190,500, as of December 31, 2005 and 2004, respectively.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


12)  Capital Stock

The following table summarizes the activity in shares of capital stock for the three-year period ended December 31, 2005:

                                                        Class A         Class C
Balance at December 31, 2002                          5,794,492       6,182,669

Exercise of stock options                               176,725           --
Stock Dividends                                         301,774        308,086
Conversion of Class C to Class A                          2,113        (21,117)
                                                      ---------     ----------
Balance at December 31, 2003                          6,275,104      6,469,638
                                                     ----------     -----------

      Exercise of stock options                         127,888          --
      Stock Dividends                                   321,932        308,007
      Conversion of Class C to Class A                   30,946       (309,446)
                                                     ----------     ----------
Balance at December 31, 2004                          6,755,870      6,468,199
                                                     ----------     ----------

      New shares issued                                     896          --
      Exercise of stock options                           2,550          --
      Stock Dividends                                   338,042        322,908
      Conversion of Class C to Class A                    1,005        (10,047)
                                                     ----------     ----------
Balance at December 31, 2005                          7,098,363      6,781,060
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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


12)  Capital Stock (Continued)

Earnings per share amounts have been adjusted for the effect of annual stock dividends. In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

                                               2005         2004         2003
                                               ----         ----         ----
Numerator:
   Net income                               $3,487,880   $2,122,272   $6,596,497
                                            ==========   ==========   ==========

Denominator:
   Denominator for basic earnings
    per share-weighted-average shares        6,450,057    6,311,974    6,161,927
                                            ----------   ----------   ----------

   Effect of dilutive securities:
     Employee stock options                     29,388      225,185      157,450
     Stock appreciation rights                     571        1,710        2,107
                                            ----------   ----------   ----------
Dilutive potential common shares                29,959      226,895      159,557
                                            ----------   ----------   ----------

   Denominator for diluted earnings per
     share-adjusted weighted-average
     shares and assumed conversions          6,480,016    6,538,869    6,321,484
                                            ==========   ==========   ==========

Basic earnings per share                          $.54         $.34        $1.07
                                            ==========   ==========   ==========
Diluted earnings per share                        $.54         $.32        $1.04
                                            ==========   ==========   ==========

13)  Stock Compensation Plans

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


13) Stock Compensation Plans (Continued)

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

Activity of the 1987 Plan is summarized as follows:

                                           Number of
                                        Class A Shares     Option Price
                                        --------------     ------------
Outstanding at December 31, 2002            10,719             $3.36

   Dividend                                    201
   Exercised                                (6,700)
                                           -------

Outstanding at December 31, 2003             4,220             $3.20
                                             -----

   Dividend                                    158
   Exercised                                (1,055)
                                            ------

Outstanding at December 31, 2004             3,323             $3.05
                                             -----

   Dividend                                    166
   Exercised                                   --
                                             -----

Outstanding at December 31, 2005             3,489             $2.90
                                             =====

Exercisable at end of year                   3,489             $2.90
                                             =====

Available options for future grant
   1987 Stock Incentive Plan                   --
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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003

13) Stock Compensation Plans (Continued)

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

Activity of the 1993 Plan is summarized as follows:

                                       Number of Class A Shares   Option Price
                                       ------------------------   ------------
Outstanding at December 31, 2002                504,669           $2.02 - $4.46
   Dividend                                      30,609
   Granted                                      371,000
   Exercised                                   (263,496)
                                              ---------

Outstanding at December 31, 2003                642,782           $2.07 - $6.18
   Dividend                                      16,176
   Granted                                        --
   Exercised                                   (310,341)
   Cancelled                                     (8,925)
                                               --------

Outstanding at December, 2004                   339,692           $1.97 - $5.35
   Dividend                                      16,664
   Granted                                        --
   Exercised                                     (2,980)
   Cancelled                                     (3,421)
                                               --------
Outstanding at December 31, 2005                349,955           $1.88 - $5.10
                                               ========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


13) Stock Compensation Plans (Continued)

                                   Number of Class A Shares      Option Price
Exercisable at end of year                  349,955              $1.88 - $5.10
                                            =======

Available options for future grant
   1993 Stock Incentive Plan                  --
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

Activity of the 2000 Plan is summarized as follows:

                                              Number of
                                           Class A Shares       Option Price
                                           --------------       ------------
Outstanding at December 31, 2002               13,241           $1.94 - $2.86
   Dividend                                       697
   Granted                                      4,000
   Exercised                                   (3,311)
                                              -------

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003

13) Stock Compensation Plans (Continued)

                                               Number of
                                            Class A Shares      Option Price
Outstanding at December 31, 2003                14,627          $1.85 - $5.72
   Dividend                                        931
   Granted                                       4,000
   Exercised                                       --
                                                ------

Outstanding at December 31, 2004                19,558          $1.76 - $5.45
   Dividend                                        986
   Granted                                       4,000
   Exercised                                    (3,828)
                                               -------

Outstanding at December 31, 2005                20,716          $2.00 - $5.19
                                               =======

Exercisable at end of year                      16,516          $2.00 - $5.19
                                               =======

Available options for future                    38,437
                                               =======
    grant 2000 Director Plan

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


13) Stock Compensation Plans (Continued)

Activity of the 2003 Plan is summarized as follows:

                                        Number of       Number of       Option
                                     Class A Shares  Class C Shares(1)  Price(1)
Outstanding at December 31, 2003          --               --
                                       -------         ----------

Outstanding at January 1, 2004            --                 --

   Dividend                              7,675           50,000
   Granted                             153,500        1,000,000
   Exercised                              --                --
                                      --------       ----------

Outstanding at December 31, 2004       161,175        1,050,000   $3.77 - $3.08
                                      --------       ----------

   Dividend                             25,404           52,500
   Granted                             349,000            --
   Exercised                             --               --
   Cancelled                            (2,100)           --
                                     ---------      -----------

Outstanding at December 31, 2005       533,479        1,102,500   $2.93 - $3.68
                                      ========      ===========

Exercisable at end of year             533,479        1,102,500   $2.93 - $3.68
                                      ========       ==========

Available options for future grant
   2003 Stock Incentive Plan            45,334           55,125
                                      ========       ==========

(1) Class "C" shares are converted to Class "A" shares on a 10 to 1 ratio. The Option Price is based on Class A Common shares.

14)  Statutory-Basis Financial Information

The Company's life insurance subsidiaries are domiciled in Utah, Florida, Louisiana and Arkansas and prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Utah, Florida, Louisiana and Arkansas Insurance Departments. "Prescribed" or "Permitted" statutory accounting practices are interspersed throughout state insurance laws and regulations. The National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual version effective January 1, 2001, has been adopted as permitted practices by the States of Utah, Florida, Louisiana and Arkansas.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


14)  Statutory-Basis Financial Information (Continued)

Statutory   net  income  and  statutory   stockholder's   equity  for  the  life
subsidiaries as reported to state regulatory authorities, are presented below:

                                                                   Statutory Net Income (Loss)
                                                                 for the year ended December 31,
                                                   2005                      2004                       2003
                                                   ----                      ----                       ----
Security National Life                           $1,205,668          $        65,724               $(5,404,687)
Southern Security Life                             (583,633)                (525,237)                2,431,499
Security National Life of Louisiana                  29,257                   50,341                     N/A
Memorial Insurance Company of America                 N/A                     N/A                        N/A

                                                                 Statutory Stockholders' Equity
                                                                          December 31,
                                                   2005                      2004                       2003
                                                   ----                      ----                       ----
Security National Life                          $14,938,685               $15,183,712              $15,069,057
Southern Security Life                            3,500,000                10,877,112               11,443,488
Security National Life of Louisiana               1,242,185                 1,147,492                N/A
Memorial Insurance Company of America             2,137,881                   N/A                     N/A


Generally, the net assets of the life insurance subsidiaries available for transfer to the Company are limited to the amounts that the life insurance subsidiaries net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends are subject to approval by regulatory authorities.

The Utah, Florida, Louisiana and Arkansas Insurance Departments impose minimum risk-based capital requirements, that were developed by the NAIC, on insurance enterprises. The formulas for determining the risk-based capital ("RBC") specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries have a combined weighted Ratio that is greater than 432% of the first level of regulatory action.

15)  Business Segment Information

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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003

15)  Business Segment Information (Continued)

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


                                                                     2005
                                      Life              Cemetery/                            Reconciling
Revenues:                           Insurance           Mortuary          Mortgage              Items        Consolidated
                                    ---------           --------          --------              -----        ------------
From external sources:
   Revenue from customers           $ 27,170,109        $10,838,878        $71,859,272       $ --            $109,868,259
   Net investment income              11,080,324            967,740          7,338,507         --              19,386,571
   Realized gains on investments
      and other assets                    74,246            --                 --              --                  74,246
   Other revenues                        293,151            162,078            165,522         --                 620,751

Intersegment revenues:
   Net investment income               5,015,356             92,004            349,027        (5,456,387)           --
                                    ------------        -----------        -----------      ------------     ------------
                                      43,633,186         12,060,700         79,712,328        (5,456,387)     129,949,827
                                    ------------        -----------        -----------      ------------     ------------
Expenses:
Death and other policy benefits       14,734,364            --                 --                --            14,734,364
Increase in future policy benefits     9,742,218            --                 --                --             9,742,218
Amortization of deferred policy
   acquisition costs and cost of
    insurance acquired                 2,765,422            265,312             --               --             3,030,734
Depreciation                             438,423            699,236            566,495           --             1,704,154
General, administrative and
   other costs:
   Intersegment                           --                 36,672            296,664          (333,336)         --
   Other                              12,278,778         10,147,421         68,663,284           --            91,089,483
Interest expense:
   Intersegment                          422,199            172,557          4,528,295        (5,123,051)       --
   Other                                 460,708            317,292          4,143,238            --            4,921,238
                                    ------------        -----------        -----------      -----------      ------------
                                      40,842,112         11,638,490         78,197,976        (5,456,387)     125,222,191
                                    -----------         -----------        -----------      ------------     ------------
Earnings before
   income taxes                     $  2,791,074        $   422,210        $ 1,514,352      $      --        $  4,727,636
                                    ============        ===========        ===========      ============     ============

Identifiable assets                 $345,029,159        $51,281,466        $18,193,773      $(54,858,925)    $359,645,473
                                    ============        ===========        ===========      ============     ============

Expenditures for
   long-lived assets                $   758,688         $ 1,155,673        $   322,371      $     --         $ 2,236,732
                                    ===========        ===========      ==============      =============    ===========




                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003

15)      Business Segment Information (Continued)

                                                                     2004
                                      Life              Cemetery/                        Reconciling
                                    Insurance           Mortuary          Mortgage          Items        Consolidated
                                    ---------           --------          --------          -----        ------------
Revenues:
From external sources:
   Revenue from customers        $ 25,979,341         $11,661,053        $62,689,391$          --         $100,329,785
   Net investment income            9,062,991             812,659          6,063,526           --           15,939,176
   Realized gains on
      Investments and
      other assets                      7,523              66,908            --                --               74,431
   Other revenues                     311,316             184,712            358,397           --              854,425

Intersegment revenues:
   Net investment income            7,478,350              85,337            265,470       (7,829,157)          --
                                  -----------         -----------        -----------     ------------     ------------
                                   42,839,521          12,810,669         69,376,784       (7,829,157)     117,197,817
                                  -----------         -----------        -----------     ------------     ------------
Expenses:
Death and other policy benefits    14,540,581             --                 --               --            14,540,581
Increase in future policy benefits  8,821,497             --                 --               --             8,821,497
Amortization of deferred policy
    and pre-need acquisition
    costs and cost of insurance
    acquired                        4,349,371             252,701            --               --             4,602,072
Depreciation                          426,432             768,882            469,703          --             1,665,017
General, administration and
      other costs:
   Intersegment                       --                   36,672            284,982         (321,654)         --
   Other                           11,771,056           9,963,065         61,002,224          --            82,736,345
Interest expense:
   Intersegment                       348,797             163,297           6,995,409      (7,507,503)         --
   Other                              647,823             339,182           1,186,773              --        2,173,778
                                 ------------         -----------        ------------     -----------     ------------
                                   40,905,557          11,523,799          69,939,091      (7,829,157)     114,539,290
                                 ------------         -----------        ------------     -----------     ------------
Earnings (losses)
   before income taxes           $   1,933,964       $  1,286,870        $   (562,307)   $     --         $ 2,658,527
                                 ============        ============        ============     ==========      ===========

Identifiable assets              $305,970,161         $48,347,826        $ 14,236,837    $(51,091,825)    $317,462,999
                                 ============         ===========        ============    ============     ============

Expenditures for
   long-lived assets             $   283,655          $   487,118        $    471,125    $     --         $  1,241,898
                                 ===========          ===========        ============    ============     ============



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


15) Business Segment Information (Continued)

                                                                        2003
                                      Life              Cemetery/                        Reconciling
                                    Insurance           Mortuary          Mortgage          Items        Consolidated
                                    ---------           --------          --------          -----        ------------
Revenues:
From external sources:
   Revenue from customers             $23,294,373      $10,944,365        $ 92,955,165   $    --          $127,193,903
   Net investment income                6,571,404          936,118           9,795,075        --            17,302,597
   Realized losses on investments
       and other assets                    (2,155)         --                  --             --                (2,155)
   Other revenues                         254,974           94,907             200,183        --               550,064

Intersegment revenues:
   Net investment income               10,028,748           47,651              --        (10,076,399)          --
                                     ------------      -----------        ------------   ------------     ------------
                                       40,147,344       12,023,041         102,950,423    (10,076,399)     145,044,409
                                     ------------      -----------        ------------   --------------   ------------
Expenses:
Death and other policy
   benefits                            15,041,541          --                  --              --           15,041,541
Increase in future policy
   benefits                             6,712,961          --                  --              --            6,712,961
Amortization of deferred policy
   acquisition costs and
   cost of insurance acquired           4,683,556          245,450             --              --            4,929,006
Depreciation                              464,844          760,091             310,595         --            1,535,530
General, administrative
      and other costs:
   Intersegment                           --                84,323             208,362       (292,685)         --
   Other                               10,398,872        9,807,357          83,512,224       --            103,718,453
Interest expense:
   Intersegment                            90,001          179,803           9,513,910     (9,783,714)         --
   Other                                  743,884          436,828           2,461,334        --             3,642,046
                                     ------------      -----------        ------------     ----------     ------------
                                       38,135,659       11,513,852          96,006,425    (10,076,399)     135,579,537
                                     ------------      -----------        ------------    ------------    ------------
Earnings before
    income taxes                     $  2,011,685      $   509,189        $  6,943,998    $    --         $  9,464,872
                                     ============      ===========        ============    ============    ============

Identifiable assets                  $302,319,614      $44,975,411        $ 16,938,151    $(49,792,560)   $314,440,616
                                     ============      ===========        ============    ============    ============

Expenditures for
   long-lived assets                 $  235,631        $  559,435         $    828,244    $      --       $   1,623,310
                                     ==========        ==========         ============    ============    =============

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


16)      Related Party Transactions

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

On November 1, 2004, the Company entered into an Agreement to Repay Indebtedness and to Convey Option with Monument Title and its principal owner. Under the terms of the agreement, Monument Title agreed to pay the Company a total of $94,177, representing the total of $77,953 that the Company advanced to Monument Title under the line of credit, plus interest thereon, within seven days from the date of the agreement. Monument Title paid the $94,177 to the Company pursuant to the agreement. In addition, the Company agreed to release its interest in the option agreement to acquire 100% of the outstanding common shares of Monument Title, in consideration for the payment of an additional
$94,177. Monument Title is to pay the additional $94,177 to the Company in minimum payments of $500 per month for the first twelve months following the date of the agreement, with additional payments of $1,000 per month for the second twelve months following the date of the agreement. After the 24th month following the date of the agreement, the outstanding balance is to bear interest at the three-year treasury rate plus one percent. The minimum payment for the third year is $1,500 per month, the minimum payment for the fourth year is $2,000 per month and the minimum payment for the fifth year is $2,500 per month. Any remaining unpaid balance, including interest, shall be due and payable at the conclusion of the 60th month from the date of the agreement. During 2005 Monument Title paid $7,000 and the balance on the note at December 31, 2005 was $87,177.

The Company had a non-interest bearing note receivable from the Chairman of the Board and Chief Executive Officer which was paid in full during 2005. The outstanding balance of the note was $1,500 at December 31, 2004.

17)  Disclosure about Fair Value of Financial Instruments

The fair values of investments in fixed maturity and equity securities along with methods used to estimate such values are disclosed in Note 2. The following methods and assumptions were used by the Company in estimating the "fair value" disclosures related to other significant financial instruments:

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


17) Disclosure about Fair Value of Financial Instruments (Continued)

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

Investment Contracts: The fair values for the Company's liabilities under investment-type insurance contracts are estimated based on the contracts' cash surrender values. The carrying amount and fair value as of December 31, 2005 and December 31, 2004, were approximately $93,859,000 and $82,592,000, respectively.

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

18)    Accumulated Other Comprehensive Income and Other Items

The following summarizes accumulated other comprehensive income:

                                                      December 31,
                                                2005      2004        2003
                                                ----      ----        ----
Unrealized gains (losses)
     on available for-sale securities      $(343,234)   $226,464   $  638,540
Reclassification
     adjustment for net realized
     gains (losses) in net income             56,508       7,524       (2,155)
                                           ---------    --------   ----------
Net unrealized gains (losses)               (286,726)    233,988      636,385
Potential unrealized gains (losses) for
     derivative bank loans
     (interest rate swaps)                   199,439     266,219     (303,029)
Potential unrealized gains for
    derivative mortgage loans               257,694        --           --
 Tax (expense) benefit on net unrealized
     gains (losses)                          (41,408)    (73,586)      19,428
                                            --------    --------   ----------
Other comprehensive income                  $128,999    $426,621   $  352,784
                                            ========    ========   ==========

Other items:
     Acquisition of Company Stock
         held in escrow                     $  --       $  --     $(1,982,620)
                                            ========    =======   ===========

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003

18) Accumulated Other Comprehensive Income and Other Items (Continued)

The "Acquisition of Company Stock held in Escrow" above is held in escrow and voted by trustee until the balances shown under Note 6 "Notes and Contracts Payable" in the amounts of $160,873 and $421,747, as of December 31, 2005 and 2004, respectively, are paid per terms of the agreement and promissory note.

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

Information regarding the swaps is as follows as of December 31, 2005:

     Weighted average variable interest rate of
         the hedged bank loans (prime less .5%)                         6.75%
     Weighted average fixed interest rate of the swaps                  6.10
     Market value of the swaps- potential unrealized
         gain position                                              $162,629

The respective market values of the swaps are derived from proprietary models of the financial institution with whom the Company purchased the swaps and from whom the Company obtained the hedged bank loans.

19)      Derivative Loan Commitments

During 2005, the Company's mortgage banking activities implemented new practices relating to mortgage loan commitments, including interest rate lock commitments and forward commitments to sell loans to third-party investors. The Company also implemented a hedging strategy for these transactions. A mortgage loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after inception of the rate lock. Mortgage loan commitments are derivatives under Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities and must be recognized at fair value on the consolidated balance sheet with changes in their fair values recorded as part of other comprehensive income from mortgage banking operations.

The Company is exposed to price risk due to the potential impact of changes in interest rates on the values of mortgage loan commitments from the time a derivative loan commitment is made to an applicant to the time the loan that would result from the exercise of that loan commitment is funded. Managing price risk is complicated by the fact that the ultimate percentage of derivative loan commitments that will be exercised (i.e., the number of loan commitments that will be funded) fluctuates. The probability that a loan will not be funded within the terms of the commitment is driven by a number of factors, particularly the change, if any, in mortgage rates following the inception of the interest rate lock. However, many borrowers continue to exercise derivative loan commitments even when interest rates have fallen.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2005, 2004, and 2003


19)      Derivative Loan Commitments (Continued)

In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant's committed rate. The probability that a loan will not be funded within the terms of the mortgage loan commitment also is influenced by the source of the applications (retail, broker or correspondent channels), proximity to rate lock expiration, purpose for the loan (purchase or refinance) product type and the application approval status. The Company has developed fallout estimates using historical observed data that take into account all of the variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. These fallout estimates are used to estimate the number of loans that the Company expects to be funded within the terms of the mortgage loan commitments and are updated periodically to reflect the most current data. Once a loan is closed, it is classified as a loan receivable-held for sale.

The Company estimates the fair value of a mortgage loan commitment based on the change in estimated fair valued of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the commitment. The change in fair value of the underlying mortgage loan is measured from the date the mortgage loan commitment is issued. Therefore, at the time of the issuance, the estimated fair value is zero. Following the issuance, the value of a mortgage loan commitment can be either positive or negative depending upon the change in value of the underlying mortgage loans. Fallout rates derived from the Company's recent historical empirical data are used to estimate the quantity of mortgage loans that will fund within the terms of the commitments.

The Company utilizes various derivative instruments to economically hedge the price risk associated with its outstanding mortgage loan commitments. Management expects these derivatives will experience changes in fair value opposite to changes in fair value of the derivative loan commitments, thereby reducing earnings volatility related to the recognition in earnings of changes in the values of the commitments. A forward loan sales commitment protects the Company from losses on sales of the loans arising from exercise of the loan commitments by securing the ultimate sales price and delivery date of the loans. For mortgage loan commitments not protected by a forward sales commitment, the instruments used to economically hedge the fair value of the mortgage loan commitments include other freestanding derivatives such as mortgage backed securities, options and U.S. Treasury futures. The Company takes into account various factors and strategies in determining the portion of the mortgage loan commitments it wants to hedge economically.

The significant components of other comprehensive income during the year ended December 31, 2005 are as follows:

         Loss forward loan sale commitments              $(317,304)
         Gain on derivative loan commitments               487,382
                                                         ---------
                           Total                          $170,078
                                                          ========

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

Name                    Age        Position with the Company
George R. Quist          85    Chairman of the Board and Chief Executive Officer

Scott M. Quist           52    President, Chief Operating Officer and Director

Stephen M. Sill          60    Vice President, Treasurer and Chief Financial
                               Officer

G. Robert Quist          54    First Vice President and Secretary

J. Lynn Beckstead, Jr.   52    Vice President Mortgage Operations and Director

Christie Q. Overbaugh    57    Senior Vice President of Internal Operations
                               of Southern Security Life Insurance Company

Charles L. Crittenden    85    Director

Robert G. Hunter         46    Director

H. Craig Moody           54    Director

Norman G. Wilbur         67    Director

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

     Norman G. Wilbur has been a director of the Company since October 1998. Mr. Wilbur worked for J.C. Penney's regional offices in budget and analysis. His final position was Manager of Planning and Reporting for J.C. Penney's stores. After 36 years with J.C. Penney's, he took an option of an early retirement in 1997. Mr. Wilbur is a past board member of a homeless organization in Plano, Texas.

Executive Officers

     Stephen M. Sill has been Vice President, Treasurer and Chief Financial Officer of the Company since March 2002. From 1997 to March 2002, Mr. Sill was Vice President and Controller of the Company. From 1994 to 1997, Mr. Sill was Vice President and Controller of Security National Life Insurance Company. From 1989 to 1993, he was Controller of Flying J. Inc. From 1978 to 1989, Mr. Sill was Senior Vice President and Controller of Surety Life Insurance Company. From 1975 to 1978, he was Vice President and Controller of Sambo's Restaurant, Inc. From 1974 to 1975, Mr. Sill was Director of Reporting for Northwest Pipeline Corporation. From 1970 to 1974, he was an auditor with Arthur Andersen & Co. Mr. Sill is a Past President of the Insurance Accounting and Systems Association
(IASA), a national association of over 1,300 insurance companies and associate members.

     G. Robert Quist has been First Vice President and Secretary of the Company since March 2002. Mr. Quist has served as President of Memorial Estates since June 2005 and its Vice President from 1982 to June 2005; he began working for Memorial Estates in 1978. Mr. Quist has also served as First Vice President of Singing Hills Memorial Park since 1996. In addition, since 1987 Mr. Quist has served as President and a director of Big Willow Water Company and as Secretary-Treasurer and a director of the Utah Cemetery Association. From 1987 to 1988, he was a director of Investors Equity Life Insurance Company of Hawaii.

     Christie Q. Overbaugh has been Senior Vice President of Internal Operations for Southern Security Life Insurance Company since June 2002, and Vice President of Underwriting of Security National Life Insurance Company since October 1998. Ms. Overbaugh has also served as Vice President of the Company from October 1999 to June 2002, and as Vice President of Underwriting for Southern Security Life Insurance Company from December 1998 to June 2002. From 1986 to 1991, she was Chief Underwriter for Investors Equity Life Insurance Company of Hawaii and Security National Life Insurance Company. From 1990 to 1991, Ms. Overbaugh was President of the Utah Home Office Underwriters Association. Ms. Overbaugh is currently a member of the Utah Home Office Underwriters Association and an Associate Member of LOMA (Life Office Management Association).

The Board of Directors of the Company has a written procedure, which requires disclosure to the board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the interests of the Company.

No director, officer or 5% stockholder of the Company or any subsidiary or affiliate thereof has had any transactions with the Company or its subsidiaries during 2005 or 2004.

All directors of the Company hold office until the next Annual Meeting of Stockholders and until their successors have been elected and qualified.

Corporate Governance

Corporate Governance Guidelines. The board has adopted the Security National Financial Corporation Corporate Governance Guidelines. These guidelines outline the functions of the board, director qualifications and responsibilities, and various processes and procedures designed to insure effective and responsive governance. The guidelines are reviewed from time to time in response to regulatory requirements and best practices and are revised accordingly. The full text of the guidelines is published on the Company's website at www.securitynational.com. A copy of the Corporate Governance Guidelines may also be obtained at no charge by written request to the attention of G. Robert Quist, First Vice President and Secretary, Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.

Code of Business Conduct. All of the Company's officers, employees and directors are required to comply with the Company's Code of Business Conduct and Ethics to help insure that the Company's business is conducted in accordance with appropriate standards of ethical behavior. The Company's Code of Business Conduct and Ethics covers all areas of professional conduct, including customer relationships, conflicts of interest, insider trading, financial disclosures, intellectual property and confidential information, as well as requiring adherence to all laws and regulations applicable to the Company's business. Employees are required to report any violations or suspected violations of the Code. The Code includes an anti-retaliation statement. The full text of the Code of Business Conduct and Ethics is published on the Company's website at www.securitynational.com. A copy of the Code of Business Conduct and Ethics may also be obtained at no charge by written request to the attention of G. Robert Quist, First Vice President and Secretary, Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.




Item 11.  Executive Officer Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by George R. Quist, the Company's Chairman of the Board and Chief Executive Officer, and all other executive officers (collectively, the "Named Executive Officers") at December 31, 2005 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December
31, 2005.

                                                                Summary Compensation Table
                                    Annual Compensation                              Long-Term Compensation
                                                           Other
                                                          Annual     Restricted     Securities      Long-Term   All Other
Name and                                                  Compen-       Stock       Underlying      Incentive    Compen-
Principal Position        Year    Salary($)  Bonus($)  sation($)(2)    Awards($)  Options/SARs(#)   Payout($) sation($)(3)
------------------        ----    ---------  --------  ------------    ---------  --------------------------- ------------
George R. Quist (1)       2005    186,300     35,000      2,400           0           70,000           0          25,993
  Chairman of the         2004    165,600     50,000      2,400           0          100,000           0          26,002
  Board and Chief         2003    165,600     50,000      2,400           0          100,000           0          23,273
  Executive Officer

Scott M. Quist (1)        2005    246,900     75,000      7,200           0           70,000           0          44,489
  President, Chief        2004    215,900     75,000      7,200           0        1,000,000(4)        0          34,773
  Operating Officer       2003    205,400     60,000      7,200           0           70,000           0          29,531
  and Director

J. Lynn Beckstead, Jr.    2005    220,306     24,000          0           0           35,000           0          26,176
  Vice President of       2004    195,796     85,000          0           0            5,000           0          25,750
  Mortgage Operations     2003    158,500    255,675          0           0           15,000           0          16,104
  and Director

G. Robert Quist (1)       2005    115,029      8,000      2,400           0           30,000           0          13,044
  First Vice President and2004    104,814          0      2,400           0           10,000           0          10,711
  Secretary               2003     87,175     16,599      2,400           0           35,000           0           9,748

Stephen M. Sill           2005    115,063      6,000      3,600           0           15,000           0          16,402
  Vice President,         2004    102,855      6,000      3,600           0            5,000           0          11,684
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

     (3) The amounts indicated under "All Other Compensation" consist of (a) amounts contributed by the Company into a trust for the benefit of the Named Executive Officers under the Security National Financial Corporation Deferred Compensation Plan (for the years 2005, 2004, and 2003, such amounts were George R. Quist, $21,340, $21,341 and $18,590, respectively; Scott M. Quist, $23,978, $23,001 and $23,000, respectively; J. Lynn Beckstead, Jr., $21,735, $21,000 and $12,750, respectively; G. Robert Quist, $10,205, $10,161 and $9,394 respectively;

          Stephen M. Sill $12,518 and $11,134 for the years 2005 and 2004, respectively); (b) insurance premiums paid by the Company with respect to a group life insurance plan for the benefit of the Named Executive Officers (for the years 2005, 2004 and 2003, such amounts were for George R. Quist $9, $17 and $39, respectively; for Scott M. Quist, G. Robert Quist, Stephen M. Sill and J. Lynn Beckstead, Jr., $241, $550, and $354 each, respectively); (c) life insurance premiums paid by the Company for the benefit of the family of George R. Quist ($4,644 for each of the years 2005, 2004 and 2003); Scott M. Quist ($20,270 for the year 2005, $11,222 for the year 2004, $6,177 for 2003); J. Lynn
          Beckstead, Jr. ($4,200 for 2005 and $4,200 for 2004); G. Robert Quist, $2,598 for 2005; and Stephen M. Sill $3,643, respectively; (d) amounts contributed by the Company into a trust for the benefit of the Named Executive Officers under the Security National Financial Corporation's Employer Stock Ownership Plan (ESOP) for the year 2003, such amount was J. Lynn Beckstead Jr., $3,000. The amounts under "All Other Compensation" do not include the no-interest loan in the amount of $172,000 that the Company made to George R. Quist on April 29, 1998 to exercise stock options granted to him. The loan has been fully paid as of March 31, 2005.

     (4) Options to purchase 1,000,000 shares of Class C common stock. The Class C common shares are convertible to Class A common shares on the basis of ten shares of Class C common stock to one share of Class A common stock.

The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the Named Executive Officers during the fiscal year ended December 31, 2005, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 2005.

Aggregated Option/SAR Exercised in Last Fiscal Year and Fiscal Year-End Option/SAR Values:

                                                              Number of
                                                             Securities
                                                             Underlying                                  Value of
                                                             Unexercised                                Unexercised
                                                            Options/SARs                               In-the-Money
                      Shares                                     at                                   Options/SARs at
                    Acquired on                             December 31,                               December 31,
                     Exercise         Value                    2005(#)                                      2005
                                                               -------                                    ------
Name                   (#)          Realized       Exercisable          Unexercisable          Exercisable       Unexercisable
----                 --------       --------       -----------          -------------          -----------       -------------
George R.  Quist        --             --              234,801               --                   140,795            --
Scott M. Quist          --             --            1,257,034(1)            --                     5,978            --
J. Lynn Beckstead, Jr.  --             --               59,627               --                     --               --
G. Robert Quist         --             --               83,042               --                     --               --
Stephen M. Sill         --             --               21,263               --                    11,998            --


(1) Includes options to purchase 1,102,500 shares of Class C common stock. The Class C common shares are convertible to Class A common shares on the basis of ten shares of Class C common stock to one share of Class A common stock.

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

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist's current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company accrued $37,800 and $31,500 in fiscal 2005 and 2004, respectively, to cover the present value of anticipated retirement benefits under the employment agreement.

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

In the event of a sale or merger of the Company, and Mr. Beckstead were not retained in his current position, the Company would be obligated to continue Mr. Beckstead's current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62 1/2) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The
Company accrued in 2005 and 2004 approximately $46,300 and $18,500, respectively, to cover the present value of the retirement benefit of the agreement.

Director Compensation

Directors of the Company (but not including directors who are employees) are currently paid a director's fee of $13,200 per year by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. No additional fees were paid by the Company for committee participation or special assignments in 2005. However, each director is provided with an annual grant of stock options to purchase 1,000 shares of Class A Common Stock under the 2000 Director Stock Option Plan.

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

All persons who have completed at least one year's service with the Company and satisfy other plan requirements are eligible to participate in the 401(k) plan. All Company matching contributions are invested in the Company's Class A Common Stock. The Company's matching contributions for 2005, 2004 and 2003 were approximately $5,142, $5,746 and $4,493, respectively. Also, the Company may contribute at the discretion of the Company's Board of Directors an Employer Profit Sharing Contribution to the 401(k) plan. The Employer Profit Sharing Contribution shall be divided among three different classes of participants in the plan based upon the participant's title in the Company. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. The Company's contributions to the plan for 2005, 2004 and 2003, were $135,589, $128,949 and $110,081, respectively.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the "Ownership Plan") for the benefit of career employees of the Company and its subsidiaries. The following is a description of the Ownership Plan, and is qualified in its entirety by the Ownership Plan, a copy of which is available for inspection at the Company's offices.

Under the Ownership Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the Ownership Plan. Employees become eligible to participate in the Ownership Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,040 hours of service). The Company's contributions under the Ownership Plan are allocated to eligible employees on the same ratio that each eligible employee's compensation bears to total compensation for all eligible employees during each year. To date, the Ownership Plan has approximately 297 participants and had $131,524 contributions payable to the Plan in 2005. Benefits under the Ownership Plan vest as follows: 20% after the third year of eligible service by an employee, an additional 20% in the fourth, fifth, sixth and seventh years of eligible service by an employee.

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

Deferred Compensation Plan

In 2001, the Company's Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Deferred Compensation Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company's Board of Directors. The Company's contribution for 2005, 2004 and 2003 was $141,710, $123,249 and $95,485, respectively.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth security ownership information of the Company's Class A and Class C common stock as of March 31, 2006, (i) for persons who own beneficially more than 5% of the Company's outstanding Class A or Class C common stock, (ii) each director of the Company, and (iii) for all executive officers, and directors of the Company as a group.

                                                                                                          Class A and
                                            Class A                          Class C                        Class C
                                         Common Stock                     Common Stock                   Common Stock
                                         ------------                     ------------                   ------------
                                   Amount                           Amount                           Amount
                                Beneficially       Percent       Beneficially        Percent      Beneficially      Percent
Name and Address (1)                Owned         of Class           Owned          of Class          Owned         of Class
-----------------                  -------        --------           -----          --------          -----         --------
George R. and Shirley C. Quist
  Family Partnership, Ltd. (2)     450,203          6.6%          3,526,622            45.5%       3,976,825        27.3%
Employee Stock
  Ownership Plan (3)               621,726          9.1%          1,630,693            21.1%       2,252,419        15.4%
George R. Quist (4)(5)(7)(8)       550,730          8.1%            494,110             6.3%       1,044,840         7.2%
Scott M. Quist (4)(7)(9)           450,385          6.6%          1,372,433            17.7%       1,822,818        12.5%
Associated Investors (10)           97,438          1.4%            688,392             8.9%         785,830         5.4%
G. Robert Quist (6)(11)            153,888          2.2%            256,256             3.3%         410,144         2.8%
J. Lynn Beckstead, Jr., (6)(12)    158,722          2.3%            --            --                 158,722         1.1%
Stephen M. Sill (6)(13)             82,004          1.2%            --                 --             82,004         1.0%
Christie Q. Overbaugh (14)          87,313         1.3%             110,776             1.4%         198,089         1.4%
Robert G. Hunter, M.D., (4)(15)      7,984           *               --                --              7,984           *
Norman G. Wilbur (16)                6,603           *               --                --              6,603           *
Charles L. Crittenden (17)           7,320           *               --                --              7,320           *
H. Craig Moody (18)                  6,314           *               --                --              6,314           *
All directors and executive officers
  (10 persons) (4)(5)(6)(7)      1,961,466         28.7%          5,760,197            74.4%       7,721,663        52.9%

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management (Continued)


(4) Does not include 621,726 shares of Class A common stock and 1,630,693 shares of Class C common stock owned by the Company's Employee Stock Ownership Plan
(ESOP), of which George R Quist, Scott M. Quist and Robert G. Hunter are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

(5) Does not include 97,438 shares of Class A common stock and 688,392 shares of Class C common stock owned by Associated Investors, a Utah general partnership, of which George R. Quist is the managing partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(6) Does not include 322,357 shares of Class A common stock owned by the Company's 401(k) Retirement Savings Plan, of which G. Robert Quist, J. Lynn Beckstead, and Stephen M. Sill are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(7) Does not include 194,838 shares of Class A common stock owned by the Company's Deferred Compensation Plan, of which George R. Quist and Scott M. Quist are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(8) Includes options to purchase 234,801 shares of Class A common stock granted to George R. Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2006.

(9) Includes options to purchase 154,534 shares of Class A common stock and 1,102,500 shares of Class C Common Stock granted to Scott M. Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2006.

(10) The managing partner of Associated Investors is George R. Quist, who exercises sole voting and investment powers.

(11) Includes options to purchase 83,042 shares of Class A common stock granted to G. Robert Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2006.

(12) Includes options to purchase 59,627 shares of Class A common stock granted to Mr. Beckstead that are currently exercisable or will become exercisable within 60 days of March 31, 2006.

(13) Includes options to purchase 21,263 shares of Class A common stock granted to Mr. Sill that are currently exercisable or will become exercisable within 60 days of March 31, 2006.

(14) Includes options to purchase 29,629 shares of Class A common stock granted to Ms. Overbaugh that are currently exercisable or will become exercisable within 60 days of March 31, 2006.

(15) Includes options to purchase 4,753 shares of Class A common stock granted to Mr. Hunter that are currently exercisable or will become exercisable within 60 days of March 31, 2006.

(16) Includes options to purchase 4,753 shares of Class A common stock granted to Mr. Wilbur that are currently exercisable or will become exercisable within 60 days of March 31, 2006.

(17) Includes options to purchase 2,261 shares of Class A common stock granted to Mr. Crittenden that are currently exercisable or will become exercisable within 60 days of March 31, 2006.

Item 12 - Security Ownership of Certain Beneficial Owners and Management (Continued)


(18) Includes options to purchase 4,753 shares of Class A common stock granted to Mr. Moody that are currently exercisable or will become exercisable within 60 days of March 31, 2006.

The Company's executive officers and directors, as a group, own beneficially approximately 52.9% of the outstanding shares of the Company's Class A and Class C common stock.

Item 13.  Certain Relationships and Related Transactions

On December 19, 2001, the Company entered into an option agreement with Monument Title, LLC, a Utah limited liability company, in which the Company made available a $100,000 line of credit to Monument Title at an interest rate of 8% per annum. The line of credit is secured by the assets of Monument Title. From December 28, 2001 to June 14, 2002, the Company advanced Monument Title a total of $77,953 under the line of credit. The amount advanced under the line of credit plus accrued interest are payable upon demand. This receivable was fully allowed for in 2003. Ronald Motzkus and Troy Lashley, who owned 90% and 10%, respectively, of the outstanding shares of Monument Title are brothers-in-law of Scott M Quist, President and Chief Operating Officer of the Company. The Company has the right under the option agreement for a period of five years from the date thereof to acquire 100% of the outstanding common shares of Monument Title for the sum of $10. The purpose of the transaction, which was approved by the Company's board of directors, is to insure that the title and escrow work performed for SecurityNational Mortgage Company in connection with its mortgage loans are completed as accurately as possible by Monument Title to avoid any economic losses to the Company.

On November 1, 2004, the Company entered into an Agreement to Repay Indebtedness and to Convey Option with Monument Title and Mr. Motzkus. Under the terms of the agreement, Monument Title agreed to pay the Company a total of $94,177, representing the total of $77,953 that the Company advanced to Monument Title under the line of credit, plus interest thereon, within seven days from the date of the agreement. Monument Title paid the $94,177 to the Company pursuant to the agreement. In addition, the Company agreed to release its interest in the option agreement to acquire 100% of the outstanding common shares of Monument Title, in consideration for the payment of an additional $94,177. Monument Title is to pay the additional $94,177 to the Company in minimum payments of $500 per month for the first twelve months following the date of the agreement, with additional payments of $1,000 per month for the second twelve months following the date of the agreement. After the 24th month following the date of the agreement, the outstanding balance is to bear interest at the three-year treasury rate plus 1%. The minimum payment for the third, fourth and firth years is $1,500, $2,000 and $2,500 per month, respectively. Any remaining unpaid balance, including interest, shall be due and payable at the conclusion of the 60th month from the date of the agreement. During 2005 Monument Title paid a total of $7,000 under the agreement and the balance on the note at December 31, 2005 was $87,177.

On December 28, 2004, Security National Life entered into a coinsurance agreement and a modified coinsurance agreement with Southern Security Life Insurance Company, effective October 1, 2004. Under the terms of these agreements, Southern Security Life Insurance Company ceded 25% of certain blocks of its universal life business to Security National Life. The total liabilities reinsured for this business on October 1, 2004 were $11,010,599. Southern Security Life Insurance Company received a ceding commission from Security National Life of $1,200,000 and will pay a risk charge to Security National Life of 1% of the outstanding coinsurance per calendar quarter. Southern Security Life Insurance Company placed investment grade bonds in a bank trust, the value of which equals the outstanding liabilities ceded to Security National Life. Security National Life is named as a beneficiary of the trust, and the terms of the trust are such that Southern Security Life Insurance Company will maintain investment grade bonds in the trust in an amount equal to the outstanding liabilities ceded to Security National Life.

Under the coinsurance agreement and the modified coinsurance agreement, the coinsurance and the decrease in reserves are equal in amount. Under U. S. GAAP, the coinsurance and the reserve decreases are netted since these are non-cash items, and Southern Security Life Insurance Company expects to recapture the coinsurance from future profits of the reinsured business. Southern Security Life Insurance Company has the right to recapture the business at any time after September 30, 2005, upon 120 days advance notice. As of December 31, 2005, the outstanding coinsurance amount was $958,968. Southern Security Life Insurance Company recorded as an expense the risk charge of $33,121 for 2005. The coinsurance agreements have remained in effect following completion of the merger of SSLIC Holding Company into Southern Security Life Insurance Company. As a result, the coinsurance agreements have not been impacted or affected by the completion of such merger.

On December 1, 2005, Security National Life entered into a coinsurance agreement and a modified coinsurance agreement with Southern Security Life Insurance Company, effective October 1, 2005. Under the terms of these agreements, Southern Security Life Insurance Company ceded the remaining 25% of its universal life business to Security National Life. The total liabilities reinsured for this business on October 1, 2005 were $11,001,332. Southern Security Life Insurance Company received a ceding commission from Security National Life of $1,000,000 and will pay a risk charge to Security National Life of 1% of the outstanding coinsurance per calendar quarter. Southern Security Life Insurance Company placed investment grade bonds in a bank trust, the value of which equals the outstanding liabilities ceded to Security National Life. Security National Life is named as a beneficiary of the trust, and the terms of the trust are such that Southern Security Life Insurance Company will maintain investment grade bonds in the trust in an amount equal to the outstanding liabilities ceded to Security National Life.

Under the coinsurance agreement and the modified coinsurance agreement, the coinsurance and the decrease in reserves are equal in amount. Under U. S. GAAP, the coinsurance and the reserve decreases are netted since these are non-cash items, and Southern Security Life Insurance Company expects to recapture the coinsurance from future profits of the reinsured business. Southern Security Life Insurance Company has the right to recapture the business at any time after September 30, 2005, upon 120 days advance notice. As of December 31, 2005, the outstanding coinsurance amount was $911,656. Southern Security Life Insurance Company recorded as an expense the risk charge of $10,000 for 2005. The coinsurance agreements have remained in effect following completion of the merger of SSLIC Holding Company into Southern Security Life Insurance Company. As a result, the coinsurance agreements have not been impacted or affected by the completion of such merger.

On December 31, 2005, Security National Life and Southern Security Life Insurance Company entered into a reinsurance agreement to reinsure the remaining in force business of Southern Security Life Insurance Company to Security
National Life to the extent permitted by the Florida Office of Insurance Regulation. The assets and liabilities reinsured under the reinsurance agreement will be deposited into a trust account, in which Zions First National Bank agrees to act as trustee. Under the terms of the reinsurance agreement, in the event of the insolvency of Security National Life, Zions First National Bank will hold the assets and liabilities in trust for purposes of administration of the assets and liabilities with respect to such insolvency.

The Florida Office of Insurance Regulation approved the reinsurance agreement on December 28, 2005. As a result of the execution of the reinsurance agreement, all of the insurance business and operations of Southern Security Life Insurance Company will be transferred to Security National Life, as reinsurer, as of December 31, 2005, the effective date of the agreement. Any future insurance business by Southern Security Life Insurance Company will be covered by this reinsurance agreement. All of the insurance business and operations of Southern Security Life Insurance Company, including its assets and liabilities, will be transferred to Security National Life under the terms of the reinsurance agreement, except for $3,500,000 in capital and surplus that Southern Security Life Insurance Company will continue to hold in order to remain qualified as a life insurance company for federal income tax purposes. Thus, $48,528,000 in assets and liabilities will be transferred from Southern Security Life Insurance Company to Security National Life pursuant to the reinsurance agreement.

The Company's Board of Directors has a written procedure, which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees which is in conflict or may be in conflict with the interests of the Company.

Item 14.  Principal Accounting Fees and Services

Fees incurred in 2005 for annual audit services pertaining to the financial statements and employee benefit plans and related quarterly reviews were approximately $326,000. There were $35,000 in other fees during 2005.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

         See "Index to Consolidated Financial Statements" under Item 8 above.

(a)(2) Financial Statement Schedules

     II. Condensed Balance Sheets as of December 31, 2005 and 2004 and Condensed Statement of Earnings and Cash Flows for the years ended 2005, 2004 and 2003

     IV.  Reinsurance

     V.   Valuation and Qualifying Accounts

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

    (3)  Exhibits

          The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

     3.1  Articles of Restatement of Articles of Incorporation (7)
     3.2  Amended Bylaws (9)
     4.1  Specimen Class A Stock Certificate (1)
     4.2  Specimen Class C Stock Certificate (1)
     4.3 Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
     10.1 Restated and Amended Employee Stock Ownership Plan and Trust Agreement
          (1)
     10.2 1993 Stock Option Plan (3)
     10.3 2000 Director Stock Option Plan (4)
     10.4 2003 Stock Option Plan (8)
     10.5 Deferred Compensation Agreement with George R. Quist (2)
     10.6 Promissory Note with George R. Quist (5)
     10.7 Deferred Compensation Plan (6)
     10.8 Stock Purchase Agreement with Paramount Security Life Insurance Company (10)
     10.9 Reinsurance Agreement between Security National Life Insurance Company and Guaranty Income Life Insurance Company(11)
     10.10 Employment agreement with J. Lynn Beckstead, Jr.(11)
     10.11 Employment agreement with Scott M. Quist (12)
     10.12 Agreement and Plan of Reorganization among Security National Life Insurance Company, SSLIC Holding Company, and Southern Security Life Insurance Company (13)
     10.13 Agreement and Plan of Merger, among Security National Life Insurance Company, SSLIC Holding Company, and Southern Security Life Insurance Company(14)
     10.14 Agreement to repay indebtedness and to convey option with Monument Title, LLC. (14)
     10.15 Stock Purchase Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, Memorial Insurance Company of America, and the shareholders of Memorial Insurance Company that have executed the Agreement by Shareholders of Memorial Insurance Company of America to Sell Shares in Stock Purchase Transaction(15)
     10.16 Reinsurance Agreement between Security National Life Insurance Company and Memorial Insurance Company of America(16)
     10.17 Trust Agreement between Security National Life Insurance Company and Memorial Insurance Company of America(16)
     10.18 Promissory Note between Memorial Insurance Company as Maker and Security National Life Insurance Company as Payee(16)
     10.19 Security Agreement between Memorial Insurance Company as Debtor and Security National Life Insurance Company as Secured Party(16)
     10.20 Surplus Contribution Note between Memorial Insurance Company of America as Maker and Southern Security Life Insurance Company as Payee(16)
     10.21 Guaranty Agreement by Security National Life Insurance Company and Southern Security Life Insurance Company as Guarantors(16)
     10.22 Administrative Services Agreement between Security National Life Insurance Company and Memorial Insurance Company of America(16)
     10.23 Reinsurance Agreement between Security National Life Insurance Company and Southern Security Life Insurance Company(17)
     10.24 Trust Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company and Zions First National Bank(17) 10.25
     10.25 Subsidiaries of the Registrant
      31.1 Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
      31.2 Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
      32.1 Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      32.2 Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (1) Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
          (2) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
          (3) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1994
          (4) Incorporated by reference from Schedule 14A Definitive Proxy Statement, filed August 29, 2000, relating to the Company's Annual Meeting of Shareholders
          (5) Incorporated by reference from Annual Report on Form 10-K, as filed on April 16, 2001
          (6) Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
          (7) Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003
          (8) Incorporated by reference from Schedule 14A Definitive Proxy Statement, Filed on June 5, 2003, relating to the Company's Annual Meeting of Shareholders
          (9) Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
          (10) Incorporated by reference from Report on Form 8-K, as filed March 30, 2004
          (11) Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
          (12) Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
          (13) Incorporated by reference from Report on Form 8-K, as filed on August 30, 2004
          (14) Incorporated by reference from Report on Form 10-K, as filed on March 31, 2005
          (15) Incorporated by reference from Report on Form 8-K, as filed on September 27, 2005
          (16) Incorporated by reference from Report on Form 8-K, as filed on January 5, 2006
          (17) Incorporated by reference from Report on Form 8-K, as filed on January 11, 2006

  (b)  Reports  on Form 8-K:
       No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2005.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     SECURITY NATIONAL FINANCIAL CORPORATION


Dated:  March 31, 2006                     By: George R. Quist,
                                               ---------------
                                               Chairman of the Board and
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                       TITLE                          DATE

George R. Quist          Chairman of the                    March 31, 2006
                         Board and Chief Executive
                         Officer (Principal
                         Executive Officer)

Scott M. Quist           President, Chief Operating         March 31, 2006
                         Officer and Director

Stephen M. Sill          Vice President,
                         Treasurer and Chief
                         Financial Officer (Principal
                         Financial and Accounting
                         Officer)                          March 31, 2006

J. Lynn Beckstead, Jr.   Vice President and Director       March 31, 2006

Charles L. Crittenden    Director                          March 31, 2006

H. Craig Moody           Director                          March 31, 2006

Norman G. Wilbur         Director                          March 31, 2006

Robert G. Hunter         Director                          March 31, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors and the Shareholders
Security National Financial Corporation:

We have audited the consolidated financial statements of Security National Financial Corporation and subsidiaries (the "Company") as of December 31, 2005, and have issued our report thereon dated March 23, 2006; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the condensed financial information as of December 31, 2005 and for the year then ended included in the financial statement schedules of the Company listed in Item 15(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such 2005 financial information included in the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                            HANSEN BARNETT & MAXWELL


Salt Lake City, Utah
March 23, 2006

                                                              Schedule II


                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)
                         Condensed Financial Information

                            Condensed Balance Sheets


                                                         December 31,
                                                    2005             2004
                                                    ----             ----
Assets

Investment in subsidiaries
    (equity method)                             $61,626,274       $57,988,720

Receivables:
    Receivable from
        Affiliates                                8,390,411         9,147,416
    Allowance for doubtful accounts                 (16,528)          (16,528)
                                                 ----------       -----------
       Total receivables                          8,373,883         9,130,888
                                                 ----------       -----------

Property and equipment, at cost,
    net of accumulated depreciation
    of $1,089,580 for 2005 and $896,060
    for 2004                                        419,746           142,170

Other assets                                         61,950            66,828
                                                -----------       -----------
    Total assets                                $70,481,853       $67,328,606
                                                ===========       ===========



See accompanying notes to condensed financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)
                         Condensed Financial Information

                      Condensed Balance Sheets (Continued)

                                                              December 31,
                                                          2005          2004
                                                          ----          ----
Liabilities:
     Checks written in excess of cash in bank        $   143,165    $  635,394
     Bank loans payable:
     Current installments                              2,129,911     1,886,570
     Long-term                                         4,389,025     6,059,926

  Notes and contracts payable:
     Current installments                                161,834       261,834
     Long-term                                              --         160,873

  Advances from affiliated companies                  10,394,210    10,227,106

  Other liabilities and accrued expenses               1,095,602       955,832

  Income taxes                                         6,469,688     5,476,231
                                                     -----------   -----------
  Total liabilities                                   24,783,435    25,663,766
                                                     -----------   -----------
    Stockholders' equity:
    Common Stock:
        Class A:  $2 par value, authorized
        10,000,000 shares, issued 7,098,363
        shares in 2005 and 6,755,870 shares
        in 2004                                       14,196,726    13,511,740
        Class C:  convertible, $0.20 par value,
         authorized 7,500,000 shares, issued
         6,781,060 shares in 2005 and 6,468,199
         shares in 2004                                1,356,212     1,293,641
                                                     -----------   -----------
    Total common stock                                15,552,938    14,805,381

    Additional paid-in capital                        15,650,344    14,922,851
    Accumulated other comprehensive
        income (loss), and other items                   117,647       (11,352)
    Retained earnings                                 17,460,024    15,365,259
    Treasury stock at cost
        (1,251,104 Class A shares and 138,138
        Class C shares in 2005; 1,315,075
        Class A shares and 79,103 Class C shares
        in 2004, held by affiliated companies)        (3,082,535)   (3,417,299)
                                                     -----------   -----------
    Total stockholders' equity                        45,698,418    41,664,840
                                                     -----------   -----------
       Total liabilities and stockholders' equity    $70,481,853   $67,328,606
                                                     ===========   ===========

See accompanying notes to condensed financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)
                         Condensed Financial Information

                        Condensed Statements of Earnings


                                                 Year Ended December 31,
                                                 -----------------------
                                           2005          2004           2003
                                           ----          ----           ----

Revenue:
    Net investment income             $         7     $       35    $        52
    Fees from affiliates                4,217,198      4,249,430      4,200,683
                                      -----------    -----------    -----------
        Total revenue                   4,217,205      4,249,465      4,200,735
                                      -----------    -----------    -----------

Expenses:
    General and administrative
        expenses                        2,298,886      2,277,933      2,326,526
    Interest expense                      457,413        634,783        719,894
    Expenses to affiliates                200,516        180,446        156,327
                                      -----------    -----------    -----------
        Total expenses                  2,956,815      3,093,162      3,202,747
                                      -----------    -----------    -----------

    Earnings before income
        taxes, and earnings of
        subsidiaries                    1,260,390      1,156,303        997,988

    Income tax expense                   (960,153)      (606,355)    (2,841,738)

    Equity in earnings
        of subsidiaries                 3,187,643      1,572,324      8,440,247
                                      -----------    -----------    -----------
    Net earnings                       $3,487,880     $2,122,272     $6,596,497
                                      ===========    ===========    ===========



See accompanying notes to condensed financial statements.



                                                        Schedule II (Continued)


                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)
                         Condensed Financial Information

                        Condensed Statements of Cash Flow


                                                        Year Ended December 31,
                                                   2005          2004          2003
                                                  -----          -----         ----
Cash flows from operating activities:
    Net earnings                                $3,487,880     $2,122,272     $6,596,497
Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
      Depreciation and amortization                193,520        165,830        154,506
      Undistributed earnings
         of affiliates                          (3,187,643)    (1,572,324)    (8,440,247)
      Provision for income taxes                   960,153        606,355      2,841,738
    Change in assets and liabilities:
      Accounts receivable                            1,540         36,000       (128,778)
      Other assets                                   4,878         12,676        (12,589)
      Other liabilities                            127,871       (230,824)        94,529
                                               -----------    -----------    -----------
Net cash provided by operating activities        1,588,199      1,139,985      1,105,656
                                               -----------    -----------    -----------

Cash flows from investing activities:
    Dividends received from subsidiaries                --             --      1,150,000
    Purchase of equipment                         (471,096)        (7,256)       (40,106)
                                               -----------    -----------    -----------
Net cash (used in) provided by
    investing activities                          (471,096)        (7,256)     1,109,894
                                               -----------    -----------    -----------

Cash flows from financing activities:
    Checks written in excess of cash in bank      (492,229)      (156,127)       787,651
    Advances from (to) affiliates                  922,569      2,764,500     (1,019,660)
    Payments of notes and contracts payable     (1,897,443)    (3,741,102)    (2,116,541)
    Stock options exercised                          --             --           133,000
    Proceeds from borrowings on notes and
      contracts payable                            350,000          --             --
                                               -----------    -----------    -----------
Net cash used in financing activities           (1,117,103)    (1,132,729)    (2,215,550)
                                               -----------    -----------    -----------
Net change in cash                                  --             --             --
Cash at beginning of year                           --             --             --
Cash at end of year                            $    --        $    --        $    --
                                               ===========    ===========    ===========





See accompanying notes to condensed financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)
                         Condensed Financial Information

                     Notes to Condensed Financial Statements

1) Bank Loans Payable

   Bank loans payable are summarized as follows:
                                                               December 31,
                                                           2005          2004
                                                           ----          ----
$1,153,572 in 2004 and $2,230,016 in 2003 revolving
    line of credit at 6.15%, interest payable
    monthly and a reduction in principal due in
    semi-annual installments, collateralized by
    15,000 shares of Security National
    Life Insurance Company stock, due December 2005.       $   --   $   445,811

7.35% note payable in monthly installments of
    $14,975 including principal and interest,
    collateralized by 15,000 shares of Security National
    Life Insurance Company stock, due December 2006.        172,549     333,145

5.87% note payable interest only to July 1, 2003,
    thereafter, interest plus monthly principal
    payment of $134,000, collateralized by 15,000
    shares of Security National Life Insurance
    Company stock, due January 2010.                      5,926,478   7,206,641

Mark-to-market adjustment                                  (180,091)   (39,101)

Other collateralized bank loans payable                     600,000      --
                                                        -----------  ---------
        Total bank loans                                  6,518,936  7,946,496

      Less current installments                           2,129,911  1,886,570
                                                        ----------- ----------
      Bank loans, excluding current
      Installments                                       $4,389,025 $6,059,926
                                                         ========== ==========

2)  Notes and Contracts Payable

    Notes and contracts are summarized as follows:
                                                               December 31,
                                                           2005          2004
                                                           ----          ----
  Due to shareholders of Security National
    Financial Corporation, 6.0% note
    payable in annual installments of
    $100,000 including principal and
    interest, due July 2005, secured by
    Company stock held in escrow.                       $   --     $   100,000

  Due to shareholders of Security
    National Financial Corporation, 4.0% note
    payable in annual installments of
    $160,873 including principal and interest,
    due January 2006, secured by Company
    stock held in escrow.                               160,873        321,747

                     SECURITY NATIONAL FINANCIAL CORPORATION
                              (Parent Company Only)
                         Condensed Financial Information

                     Notes to Condensed Financial Statements


2)  Notes and Contracts Payable (Continued)
                                                            December 31,
                                                           2005          2004
                                                           ----          ----
     Other                                                   961          960
                                                          ------      -------

    Total notes and contracts                            161,834      422,707
    Less current installments                            161,834      261,834
                                                       ---------    ---------
    Notes and contracts, excluding
      current installments                             $   --        $160,873
                                                       =========     ========

The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

              2006      $2,111,654
              2007       1,439,220
              2008       1,526,011
              2009       1,603,885
              Thereafter    --
                        ----------
              Total     $6,680,770
                        ==========

3)  Advances from Affiliated Companies
    ----------------------------------

                                                              December 31,
                                                           2005          2004
         Non-interest bearing advances from affiliates:
         Cemetery and Mortuary
              subsidiary                               $1,459,841   $ 1,459,841
         Life insurance subsidiaries                    8,890,386     8,723,282
         Mortgage subsidiary                               43,983        43,983
                                                      -----------   -----------
                                                      $10,394,210   $10,227,106
                                                      ===========   ===========
4)  Dividends

In 2005, 2004 and 2003, Security National Life Insurance Company, a wholly owned subsidiary of the Registrant, paid to the registrant cash dividends of $-0-, $-0-, and $1,150,000, respectively.



                                                                 Schedule IV

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                   Reinsurance


                                                                               Percentage
                                           Ceded to       Assumed              of Amount
                             Direct         Other       from Other      Net     Assumed
                             Amount       Companies      Companies    Amount     to Net

2005
Life Insurance
    in force ($000)        $2,571,516      $185,364      $778,624    $3,164,776     24.6%
                          ===========   ===========   ===========   ===========   ======

Premiums:
Life Insurance            $26,795,343      $853,088      $942,080   $26,884,335      3.5%
Accident and
    Health Insurance          285,190            --           584       285,774       .2%
                          -----------   -----------   -----------   -----------   ------
         Total premiums   $27,080,533      $853,088      $942,664   $27,170,109      3.5%
                          ===========   ===========   ===========   ===========   ======

2004
Life Insurance
    in force ($000)        $2,098,690      $188,542      $815,445    $2,725,593     29.9%
                          ===========   ===========   ===========   ===========   ======

Premiums:
Life Insurance            $25,554,908      $916,511    $1,031,961   $25,670,358      4.0%
Accident and
    Health Insurance          308,049            12           946       308,983       .3%
                          -----------   -----------   -----------   -----------   ------
         Total premiums   $25,862,957      $916,523    $1,032,907   $25,979,341      4.0%
                          ===========   ===========   ===========   ===========   ======

2003
Life Insurance
    in force ($000)        $1,974,388      $213,515      $940,050    $2,700,923     34.8%
                          ===========   ===========   ===========   ===========   ======

Premiums:
Life Insurance            $22,944,221      $973,632      $972,174   $22,942,763      4.2%
Accident and
    Health Insurance          350,371            --         1,239       351,610       .4%
                          -----------   -----------   -----------   -----------   ------
         Total premiums   $23,294,592      $973,632      $973,413   $23,294,373      4.2%
                          ===========   ===========   ===========   ===========   ======



                                                                  Schedule V

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                              Balance at  Additions Charged     Deductions           Balance
                                              Beginning      to Costs         Disposals and        at End of
                                               of Year     and Expenses        Write-offs             Year
                                             ----------    --------------      -----------         -----------
For the Year Ended December 31, 2005
------------------------------------
Accumulated depreciation on real estate     $4,408,030      $389,868            $(12,919)         $4,784,979

Allowance for losses on mortgage loans
   on real estate and construction loans       254,893            --             (14,893)            240,000

Accumulated depreciation
    on property and equipment               11,856,366     1,704,154            (205,834)         13,354,686

Allowance for doubtful accounts              1,302,368        80,748            (192,010)          1,191,106

Allowance for doubtful accounts on
    collateral loans                           140,580       200,000              (1,362)            339,218


For the Year Ended December 31, 2004
------------------------------------
Accumulated depreciation on real estate     $4,059,934      $348,096          $      --           $4,408,030

Allowance for losses on mortgage loans
   on real estate and construction loans        14,893       240,000                 --              254,893

Accumulated depreciation
   on property and equipment                10,419,573     1,665,018            (228,225)         11,856,366

Allowance for doubtful accounts              1,706,678        24,000            (428,310)          1,302,368

Allowance for doubtful accounts
   on collateral loans                         142,051            --              (1,471)            140,580

For the Year Ended December 31, 2003
------------------------------------
Accumulated depreciation on real estate     $3,728,539      $331,395         $       --           $4,059,934

Allowance for losses on mortgage loans
   on real estate and construction loans        14,893            --                 --               14,893

Accumulated depreciation
   on property and equipment                 8,903,197     1,535,529             (19,153)         10,419,573

Allowance for doubtful accounts              1,479,728       472,897            (245,947)          1,706,678

Allowance for doubtful accounts
on collateral loans                            143,929            --              (1,878)            142,051

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

Date: March 31, 2006

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


Date:  March 31, 2006

                                           By:   Stephen M. Sill
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer

                                                                EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Security National Financial Corporation (the "Company") on Form 10-K for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:      George R. Quist
         Chairman of the Board and
         Chief Executive Officer
         March 31, 2006

                                                                 EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Security National Financial Corporation (the "Company") on Form 10-K for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Vice President, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:      Stephen M. Sill
         Vice President, Treasurer
         and Chief Financial Officer
         March 31, 2006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                          Year Ended December 31, 2005

                     SECURITY NATIONAL FINANCIAL CORPORATION
                           Commission File No. 0-9341

                                 E X H I B I T S

                                  Exhibit Index



Exhibit No.                  Document Name

     10.31 Subsidiaries of the Registrant

     31.1 Certification  pursuant  to 18 U.S.C.  Section  1350,  as  enacted  by
          Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification  pursuant  to 18 U.S.C.  Section  1350,  as  enacted  by
          Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  EXHIBIT 10.31

                        Subsidiaries of Security National
                              Financial Corporation
                              as of March 31, 2006


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

         Memorial Insurance Company of America