Form 10-Q
period 2006-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2006-05-15
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2006               Commission File Number: 0-9341
--------------------------------               ------------------------------



                     SECURITY NATIONAL FINANCIAL CORPORATION
                            Exact Name of Registrant



            UTAH                                       87-0345941
(State or other jurisdiction              I.R.S. Employer Identification Number
 of incorporation or organization


5300 South 360 West, Salt Lake City, Utah                  84123
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including Area Code      (801) 264-1060



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer  [ ]  Accelerated filer  [ ]  Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): YES ____ NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value                   5,847,239
-------------------------------------                  -----------
         Title of Class                          Number of Shares Outstanding
                                                    as of March 31, 2006

Class C Common Stock, $.20 par value                   6,642,929
------------------------------------                 ------------
         Title of Class                         Number of Shares Outstanding
                                                  as of March 31, 2006

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2006

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1       Financial Statements                                       Page No.
------                                                                 --------

     Condensed Consolidated Statement of Earnings - Three months ended
     March 31, 2006 and 2005 (unaudited)....................................3

     Condensed Consolidated Balance Sheet - March 31, 2006, (unaudited)
     and December 31, 2005................................................4-5

     Condensed Consolidated Statement of Cash Flows -
     Three months ended March 31, 2006 and 2005 (unaudited).................6

     Notes to Condensed Consolidated Financial Statements (unaudited)....7-12


Item 2      Management's Discussion and Analysis of Financial Condition
------      and Results of Operations...................................12-15

Item 3      Quantitative and Qualitative Disclosures about Market Risk.....16
------

Item 4      Controls and Procedures........................................16
------

                           PART II - OTHER INFORMATION

            Other Information...........................................16-19

            Signature Page.................................................20

            Certifications..............................................21-23



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                             Three Months Ended March 31,
Revenues:                                                     2006             2005
--------                                                      ----             ----
Insurance premiums and other considerations                 $7,554,270      $7,180,520
Net investment income                                        5,074,686       4,345,263
Net mortuary and cemetery sales                              3,054,798       2,885,368
Realized gains (losses) on investments and other assets         (2,584)         23,690
Mortgage fee income                                         16,629,591      13,171,106
Other                                                           92,932         216,737
                                                          ------------    ------------
   Total revenues                                           32,403,693      27,822,684
                                                          ------------    ------------

Benefits and expenses:
Death benefits                                               3,821,959       3,515,928
Surrenders and other policy benefits                           587,125         469,367
Increase in future policy benefits                           2,333,007       2,628,190
Amortization of deferred policy
   and pre-need acquisition costs
   and cost of insurance acquired                              807,455         855,741
General and administrative expenses:
   Commissions                                              12,362,260      10,573,325
   Salaries                                                  4,242,752       3,812,734
   Other 5,290,766                                           4,516,123
Interest expense                                             1,020,791         641,688
Cost of goods and services sold-
   mortuaries and cemeteries                                   635,421         547,840
                                                          ------------    ------------
   Total benefits and expenses                              31,101,536      27,560,936
                                                          ------------    ------------

Earnings before income taxes                                 1,302,157         261,748
Income tax (expense) benefit                                  (288,491)         18,160
                                                          ------------    ------------
      Net earnings                                          $1,013,666        $279,908
                                                          ============    ============

Net earnings per common share                                     $.16            $.05
                                                                  ====            ====

   Weighted average outstanding common shares                6,511,542        6,079,717
                                                           ===========       ==========

Net earnings per common share-assuming dilution                  $.15              $.05
                                                                 ====              ====

   Weighted average outstanding common shares
      assuming-dilution                                      6,639,918         6,104,229
                                                            ===========      ===========


See accompanying notes to condensed consolidated financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                         March 31, 2006    December 31,
                                                           (Unaudited)        2005
Assets:
Fixed maturity securities
  held to maturity, at amortized cost                     $91,925,758      $89,780,942
Fixed maturity securities available
  for sale, at estimated fair value                         5,583,584        6,597,161
Equity securities available for sale,
  at estimated fair value                                   5,133,253       12,346,939
Mortgage loans on real estate and construction loans,
  net of allowances for losses                             82,639,039       72,793,811
Real estate, net of accumulated
  depreciation and allowances for losses                    7,432,762        7,012,399
Policy, student and other loans net of allowance for
  doubtful accounts                                        12,463,702       12,391,569
Short-term investments                                      7,617,340        3,211,590
                                                        -------------    -------------
     Total investments                                    212,795,438      204,134,411
                                                        -------------    -------------
Restricted assets of cemeteries and mortuaries              5,310,700        5,240,099
                                                        -------------    -------------
Cash and cash equivalents                                  22,694,210       16,632,966
                                                        -------------    -------------
Receivables:
  Trade contracts                                           5,139,844        5,733,142
  Mortgage loans sold to investors                         46,765,321       53,970,231
  Receivable from agents                                    1,986,902        1,992,877
  Other                                                     1,120,588          958,851
                                                        -------------    -------------
     Total receivables                                     55,012,655       62,655,101
  Allowance for loan losses and doubtful accounts          (1,325,280)      (1,191,106)
                                                        -------------    -------------
     Net receivables                                       53,687,375       61,463,995
                                                        -------------    -------------
Policyholder accounts on deposit with reinsurer                    --        6,572,756
Cemetery land and improvements held for sale                8,301,811        8,498,227
Accrued investment income                                   2,530,784        2,197,576
Deferred policy and pre-need
  contract acquisition costs                               25,900,240       24,048,638
Property and equipment, net                                14,727,188       14,747,276
Cost of insurance acquired                                 12,612,567       12,663,221
Cemetery perpetual care trust investments                   1,079,605        1,152,493
Goodwill 683,191                                              683,191
Other                                                       2,283,649        1,610,624
                                                        -------------    -------------
     Total assets                                        $362,606,758     $359,645,473
                                                        =============    =============

See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)



                                                  March 31, 2006   December 31,
                                                   (Unaudited)        2005
Liabilities:
Future life, annuity, and other benefits          $262,399,599     $260,822,803
Unearned premium reserve                             3,854,335        3,157,918
Bank loans payable                                   8,528,704        8,946,321
Notes and contracts payable                            922,934        1,326,284
Deferred pre-need cemetery and mortuary
  contract revenues                                 10,798,584       10,828,994
Accounts payable                                     1,380,407        1,533,065
Funds held under reinsurance treaties                    --           1,129,747
Other liabilities and accrued expenses               9,610,244        9,427,644
Income taxes                                        15,012,141       14,601,029
                                                 -------------    -------------
     Total liabilities                             312,506,948      311,773,805
                                                 -------------    -------------

Commitments and contingencies                          --               --
                                                 -------------    -------------

Non-controlling interest in
    perpetual care trusts                            2,195,495        2,173,250
                                                 -------------    -------------

Stockholders' Equity:
Common stock:
  Class A: $2.00 par value, authorized
         10,000,000 shares, issued 7,099,261
         shares in 2006 and 7,098,363 shares
         in 2005                                    14,198,523       14,196,726
  Class C:  convertible, $0.20 par value, authorized
         7,500,000 shares, issued 6,781,067
         shares in 2006 and 6,781,060 shares
         in 2005                                     1,356,212        1,356,212
                                                 -------------    -------------
     Total common stock                             15,554,735       15,552,938
Additional paid-in capital                          15,652,479       15,650,344
Accumulated other comprehensive (loss
  and other items, net of deferred taxes             1,313,780          117,647
Retained earnings                                   18,469,757       17,460,024
Treasury stock at cost (1,252,022 Class A shares
     and 138,138 Class C shares in 2006;
     1,251,104 Class A shares and 138,138
     Class C shares in 2005 held
     by affiliated companies)                       (3,086,436)      (3,082,535)
                                                 -------------    -------------
     Total stockholders' equity                     47,904,315       45,698,418
                                                 -------------    -------------
         Total liabilities and
            stockholders' equity                  $362,606,758     $359,645,473
                                                 =============    =============




See accompanying notes to condensed consolidated financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Three Months Ended March 31,
                                                                      2006                                    2005
                                                                      ----                                    ----
Cash flows from operating activities:
      Net cash (used in) provided by operating activities             $ 16,686,154                       $ (7,857,716)
                                                                      ------------                       ------------

Cash flows from investing activities: Securities held to maturity:
      Purchase - fixed maturity securities                              (2,492,945)                          (502,000)
      Calls and maturities - fixed
         maturity securities                                               219,587                          5,622,503
   Securities available for sale:
      Purchase - fixed maturity securities                                 (36,776)                            (7,009)
      Sales - equity securities                                          8,907,662                           --
   Purchases of short-term investments                                 (17,289,494)                        (5,414,701)
   Sales of short-term investments                                      12,883,744                          4,883,208
   Purchases of restricted assets                                          (42,247)                           (41,090)
   Change in assets for perpetual care trusts                               72,888                            (67,735)
   Amount received for perpetual care trusts                                22,245                             27,575
   Mortgage, policy, and other loans made                              (19,593,150)                       (15,663,719)
   Payments received for mortgage,
      policy, and other loans                                            9,581,478                         19,117,574
   Purchases of property and equipment                                    (405,377)                          (404,331)
   Disposal of property and equipment                                       20,876                            --
   Purchases of real estate                                             (1,496,925)                        (1,887,950)
   Sale of real estate                                                     971,086                            926,062
                                                                    --------------                     --------------
         Net cash (used in) provided by
            investing activities                                        (8,677,348)                         6,588,387
                                                                    --------------                     --------------

Cash flows from financing activities:
   Annuity contract receipts                                             1,540,403                          1,419,729
   Annuity contract withdrawals                                         (2,701,701)                        (2,560,646)
   Purchase of treasury stock                                               (3,901)                           --
   Repayment of bank loans and notes and
      contracts payable                                                   (782,363)                          (242,940)
   Proceeds from borrowing on notes and
      contracts                                                           --                                  270,329
                                                                   ---------------                      -------------
      Net cash used in financing activities                             (1,947,562)                        (1,113,528)
                                                                   ---------------                      -------------

Net change in cash and cash equivalents                                  6,061,244                         (2,382,857)

Cash and cash equivalents at beginning of period                        16,632,966                         15,333,668
                                                                     -------------                       ------------

Cash and cash equivalents at end of period                             $22,694,210                        $12,950,811
                                                                       ===========                        ===========


See accompanying notes to condensed consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           March 31, 2006 (Unaudited)


1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-K (file number 0-9341).

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

Certain 2005 amounts have been reclassified to bring them into conformity with the 2006 presentation.

2.   Comprehensive Income

For the three months ended March 31, 2006 and 2005, total comprehensive income amounted to $2,209,799 and $80,056, respectively.

3.   Stock-Based Compensation

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS 123R") for its stock-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and disclosure requirements established by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure."

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           March 31, 2006 (Unaudited)


3.   Stock-Based Compensation (Continued)

Under APB 25, no compensation expense was recorded in earnings for the Company's stock-based options granted under its compensation plans. The pro forma effects on net income and earnings per share for the options and awards granted under the plans were instead disclosed in a note to the consolidated financial statements. Under SFAS 123R, all stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense in earnings over the requisite service, which is typically through the date the options vest.

The Company adopted SFAS 123R using the modified prospective method. Under this method, for all stock-based options and awards granted prior to January 1, 2006 that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of SFAS 123 for pro forma and disclosure purposes. Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased or cancelled after January 1, 2006.

The Company utilized the Black-Scholes-Merton model for calculating the fair value pro forma disclosures under SFAS 123 and will continue to use this model, which is an acceptable valuation approach under SFAS 123R. The following table summarizes the Black-Scholes-Merton option-pricing model assumptions used to compute the weighted-average fair value of stock options granted during the periods below that remain outstanding at March 31, 2006:

                                                    Three Months Ended
                                                          March 31,
                                                    2006          2005
                                                  -------         ----
Dividend yield                                       N/A*           5%
Expected volatility                                  N/A*          39%
Risk-free interest rate                              N/A*         3.4%
Expected holding period (in years)                   N/A*         7.5
Weighted-average fair value of options granted       N/A*       $1.92
----------------

* Not applicable as there were no options granted during the period.

No options were granted for the three months ended March 31, 2006. Total compensation costs relating to stock-based compensation was not material during the three months ended March 31, 2006, including the effects from adoption of SFAS 123R, which would have previously been presented in a pro form disclosure, as discussed above.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its stock-based compensation awards for periods prior to adoption of SFAS 123R, and the actual effect on net income and earnings per share for the period subsequent to the adoption of SFAS 123R:

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           March 31, 2006 (Unaudited)




3.   Stock-Based Compensation (Continued)

Net earnings, as reported                        $1,013,666         $ 279,908
Total stock-based employee
   compensation recognized                           --                --
Total stock-based employee
    compensation expense determined
    under fair value based method for all awards     --             (169,230)
                                                 ----------        ---------
Pro forma net earnings                           $1,013,666        $ 110,678
                                                 ==========        =========

Basic earnings per share, as reported                  $.16             $.05

Diluted earnings per share as reported                 $.16             $.05
                                                       ====             ====

Basic earnings per share, pro forma                    $.15             $.02
Diluted earnings per share, pro forma                  $.15             $.02
                                                       ====             ====


4.    Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

                                                 Three Months Ended March 31,
                                                2006                     2005
                                                ----                     ----
Numerator:
  Net income                                $1,013,666            $   279,908
                                            ==========            ===========
Denominator:
  Denominator for basic earnings per share-
    weighted-average shares                  6,511,542              6,079,717
                                           -----------            -----------

  Effect of dilutive securities:
    Employee stock options                     127,348                 23,971
    Stock appreciation rights                    1,028                    541
                                         -------------            -----------
  Dilutive potential common shares             128,376                 24,512
                                          ------------            ------------

  Denominator for diluted earnings
    per share-adjusted weighted-average
    shares and  assumed conversions          6,639,918              6,104,229
                                           ===========             ==========

  Basic earnings per share                       $.16                    $.05
                                                 ====                    ====

  Diluted earnings per share                     $.15                    $.05
                                                 ====                    ====

Earnings per share amounts have been adjusted for the effect of annual stock dividends.



            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           March 31, 2006 (Unaudited)


5.  Business Segment
                                        Life             Cemetery/                            Reconciling
                                      Insurance          Mortuary           Mortgage             Items        Consolidated

For the Three Months Ended
March 31, 2006

   Revenues from
      external customers            $ 10,911,337       $ 3,316,689         $18,175,667     $     --         $ 32,403,693

  Intersegment revenues               1,389,866            23,001               91,436        (1,504,303)        --

   Segment profit (loss)
      before income taxes              1,106,077           371,855            (175,775)           --            1,302,157

   Identifiable assets               351,077,917        51,233,037          18,974,145        (58,678,341)    362,606,758

For the Three Months Ended
March 31, 2005

   Revenues from
      external customers            $ 10,056,516       $ 3,193,073         $14,573,095$            --        $ 27,822,684

   Intersegment revenues               1,248,758            23,001              79,401         (1,351,160)        --

   Segment profit (loss)
      before income taxes                637,839           354,198            (730,289)           --              261,748

   Identifiable assets               305,320,094        48,186,225          14,239,233        (51,379,898)    316,365,654

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           March 31, 2006, (Unaudited)



6.  Merger and Acquisition Transactions

Southern Security Life

As of December 31, 2004, the Company's wholly owned subsidiary, Security National Life Insurance Company ("Security National Life"), and its wholly owned subsidiary, SSLIC Holding, owned approximately 77% of the outstanding shares of common stock of Southern Security Life.

On January 1, 2005, Security National Life and SSLIC Holding Company completed a merger transaction with Southern Security Life Insurance Company ("Southern Security Life"). Under the terms of the merger and pursuant to the Agreement and Plan of Reorganization, dated August 25, 2004, including the amendment thereto dated December 27, 2004, SSLIC Holding Company was merged with and into Southern Security Life. The merger transaction resulted in Southern Security Life becoming a wholly owned subsidiary of Security National Life, and the unaffiliated stockholders of Southern Security Life, holding an aggregate of 490,816 shares of common stock, or approximately 23% of the outstanding common shares of Southern Security Life, becoming entitled to receive $3.84 in cash for each issued and outstanding share of their common stock of Southern Security Life, or an aggregate of $1,884,733. This consideration was primarily paid to those unaffiliated stockholders during 2005.

7.       Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on its financial statements.

In June 2005, the FASB Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The Company adopted EITF No. 05-06 on January 1, 2006. The adoption of EITF No. 05-6 did not have a material effect on the Company's financial position or results of operations.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           March 31, 2006, (Unaudited)


7.       Recent Accounting Pronouncements (Continued)

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

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and related interpretations. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The impact of adoption of this statement on the Company's consolidated financial statements, if any, has not yet been determined.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 amends SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The impact of adoption of this statement on the Company's consolidated financial statements, if any, has not yet been determined.

8.       Other Business Activity

The City of Phoenix (in Arizona) has commenced condemnation proceedings on the property where the Camelback Funeral Home was located for purposes of constructing a light rail facility. The city has placed $1,200,000 in escrow to pay the Company for the property that was condemned. The carrying amount on the Company's financial statements for the land and building of the Camelback Funeral Home at March 31, 2006 and December 31, 2005 was $678,889. The Company has had an independent appraisal and is currently negotiating the sales price with the city.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ----------------------------------------------------------------------

Overview

The Company's operations over the last several years generally reflect three trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies and traditional whole-life products; (ii) emphasis on cemetery and mortuary business; and (iii) originating and refinancing mortgage loans.

During the three months ended March 31, 2006, Security National Mortgage Company ("SNMC") experienced an increase in revenue and expenses due to the increase in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from the borrowers and other secondary fees from third party investors who purchase the loans from SNMC. SNMC primarily sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. SNMC originated and sold 2,713 ($455,173,000) and 2,532 ($395,920,000)
loans, respectively, for the three months ended March 31, 2006 and 2005.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total revenues increased by $4,581,000, or 16.5%, to $32,404,000 for the three months ended March 31, 2006, from $27,823,000 for the three months ended March 31, 2005. Contributing to this increase in total revenues was a $3,458,000 increase in mortgage fee income, a $374,000 increase in insurance premiums and other considerations, a $729,000 increase in investment income, and a $169,000 increase in net mortuary sales. This increase was partially offset by a $124,000 decrease in other revenues.

Insurance premiums and other considerations increased by $374,000, or 5.2%, to $7,554,000 for the three months ended March 31, 2006, from $7,180,000 for the comparable period in 2005. This increase was primarily due to the additional insurance premiums realized from new insurance sales and additional premiums from the purchase of Memorial Insurance Company on December 29, 2005.

Net investment income increased by $730,000, or 16.8%, to $5,075,000 for the three months ended March 31, 2006, from $4,345,000 for the comparable period in 2005. This increase was primarily attributable to additional borrower interest income from increased long-term bond purchases over the comparable period in 2005 and additional investment income from the assets received in the Memorial Insurance Company acquisition.

Net mortuary and cemetery sales increased by $169,000, or 5.9%, to $3,055,000 for the three months ended March 31, 2006, from $2,886,000 for the comparable period in 2005. This increase was due to increased at-need sales at the cemetery and mortuary operations.

Other revenues decreased by $124,000 or 57.1%, to $93,000 for the three months ended March 31, 2006 from $217,000 for the comparable period in 2005. This decrease was due to a reduction in other revenues from the Company's mortuary operations.

Mortgage fee income increased by $3,459,000, or 26.3%, to $16,630,000 for the three months ended March 31, 2006, from $13,171,000 for the comparable period in 2005. This increase was primarily attributable to an increase in the number of loan originations during the first quarter of 2006 due to the opening of new mortgage offices and increased production in existing mortgage offices, which resulted in the financing of a greater number of mortgage loans.

Total benefits and expenses were $31,102,000, or 96.0% of total revenues, for the three months ended March 31, 2006, as compared to $27,561,000, or 99.1% of total revenues, for the comparable period in 2005. This increase primarily resulted from loan costs at SecurityNational Mortgage Company due to a greater number of loan originations and additional expenses related to operations of Memorial Insurance Company, which the Company purchased on December 29, 2005.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $129,000 or 1.9%, to $6,742,000 for the three months ended March 31, 2006, from $6,613,000 for the comparable period in 2005. This increase was primarily the result of an increase in death benefits and surrenders and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired decreased by $48,000, or 5.6%, to $807,000 for the three months ended March 31, 2006, from $855,000 for the comparable period in 2005. This decrease was primarily due to recognition of improvements in persistency and expenses.

General and administrative expenses increased by $2,994,000, or 15.8%, to $21,896,000 for the three months ended March 31, 2006, from $18,902,000 for the comparable period in 2005. This increase primarily resulted from an increase in commissions due to a greater number of mortgage loan originations made by SecurityNational Mortgage Company during the first quarter of 2006, the additional expenses related to the operations of Memorial Insurance Company, which the Company purchased on December 29, 2005, and increased salaries of existing employees and an increase in the number of employees.

Interest expense increased by $379,000, or 59.1%, to $1,021,000 for the three months ended March 31, 2006, from $642,000 for the comparable period in 2005. This increase was primarily due to increased warehouse lines of credit required for a greater number of warehoused mortgage loans by SecurityNational Mortgage Company.

Cost of goods and services sold of the mortuaries and cemeteries increased by $88,000, or 16.0%, to $636,000 for the three months ended March 31, 2006, from $548,000 for the comparable period in 2005. This increase was primarily due to increased cemetery and mortuary sales.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $97,509,000 as of March 31, 2006, compared to $96,378,000 as of December 31, 2005. This represents 46% of the total insurance-related investments as of March 31, 2006, and December 31, 2005. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2006 and December 31, 2005, 3% ($3,348,000) and 4% ($3,431,000) of the Company's total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2006, and December 31, 2005, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $57,355,000 as of March 31, 2006, as compared to $55,970,000 as of December 31, 2005. Stockholders' equity as a percent of total capitalization was 84% and 82% as of March 31, 2006 and December 31, 2005.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2005 was 7.9% as compared to a rate of 9.0% for 2004. The 2006 lapse rate to date has been approximately the same as 2005.

At March 31, 2006, $21,025,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2005.

Item 4.   Controls and Procedures

(a) Evaluation of disclosure controls and procedures - The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of March 31, 2005. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

                           Part II Other Information:

Item 1.        Legal Proceedings

The Company received a letter dated November 9, 2004 on behalf of Charles Hood, who worked at Singing Hills Memorial Park in El Cajon, California. Hood was hired in April 2003 as a groundskeeper with his work concluding on October 30, 2003. Hood claims he wrote a letter to the Company expressing his concerns regarding the operation of the cemetery, and that the next day he was terminated, even though he recognizes his relationship was as an at-will employee. Hood's claims against the Company also include, but are not limited to, violation of labor laws, whistleblower retaliation and infliction of emotional distress. The letter proposed a settlement in the amount of $275,000.

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

The claims made on behalf of Gornichec include, but are not limited to, wrongful termination in violation of public policy, misrepresentation, age discrimination, whistle-blower retaliation, interference with economic advantage, breach of contract, breach of the covenant of good faith and fair dealing, and infliction of emotional distress. Gornichec also claims he is owed a certain amount from a retirement plan. The letter proposes a settlement in the amount of $420,000. Based on its investigation, the Company believes Gornichec was an independent contractor rather than an employee, and there is no justification for the claims and the settlement amount sought. The Company has reached a tentative settlement with Gornichec, which is contingent upon the completion of a settlement agreement.

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

               NONE

Item 5.        Other Information

               NONE

Item 6.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

         See "Table of Contents - Part I - Financial Information" under page 2 above

(a)(2) Financial Statement Schedules

       None

          All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

    (3)  Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

     3.1 Articles of Restatement of Articles of Incorporation (6)
     3.2 Amended Bylaws (8)
     4.1  Specimen Class A Stock Certificate (1)
     4.2  Specimen Class C Stock Certificate (1)
     4.3 Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
     10.1 Restated and Amended Employee Stock Ownership Plan and Trust Agreement
          (1)
     10.2 2000 Director Stock Option Plan (3)
     10.3 2003 Stock Option Plan (7)
     10.4 Deferred Compensation Agreement with George R. Quist (2)
     10.5 Promissory Note with George R. Quist (4)
     10.6 Deferred Compensation Plan (5)
     10.7 Stock Purchase Agreement with Paramount Security Life Insurance Company (9)
     10.8 Reinsurance Agreement between Security National Life Insurance Company and Guaranty Income Life Insurance Company(10)
     10.9 Employment agreement with J. Lynn Beckstead, Jr.(10)
     10.10 Employment agreement with Scott M. Quist (11)
     10.11 Agreement and Plan of Reorganization among Security National Life Insurance Company, SSLIC Holding Company, and Southern Security Life Insurance Company (12)
     10.12 Agreement and Plan of Merger, among Security National Life Insurance Company, SSLIC Holding Company, and Southern Security Life Insurance Company (13)
     10.13 Agreement to Repay Indebtedness and Convey Option with Monument Title, LLC. (13)
     10.14 Stock Purchase Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, Memorial Insurance Company of America, and the shareholders of Memorial Insurance Company
          (14)
     10.15 Reinsurance Agreement between Security National Life Insurance Company and Memorial Insurance Company of America(15)
     10.16 Trust Agreement between Security National Life Insurance Company and Memorial Insurance Company of America(15)
     10.17 Promissory Note between Memorial Insurance Company as Maker and Security National Life Insurance Company as Payee(15)
     10.18 Security Agreement between Memorial Insurance Company as Debtor and Security National Life Insurance Company as Secured Party(15)
     10.19 Surplus  Contribution  Note  between  Memorial  Insurance  Company of
          America as Maker and Southern Security Life Insurance Company as Payee(15)
     10.20 Guaranty Agreement by Security National Life Insurance Company and Southern Security Life Insurance Company as Guarantors(15)
     10.21 Administrative Services Agreement between Security National Life Insurance Company and Memorial Insurance Company of America(15)
     10.22 Reinsurance Agreement between Security National Life Insurance Company and Southern Security Life Insurance Company(16)
     10.23 Trust  Agreement  among  Security  National Life  Insurance  Company,
          Southern Security Life Insurance Company and Zions First National Bank(16)
     10.24 Subsidiaries of the Registrant

     31.1 Certification  pursuant  to 18 U.S.C.  Section  1350,  as  enacted  by
          Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certification  pursuant  to 18 U.S.C.  Section  1350,  as  enacted  by
          Section 302 of the Sarbanes-Oxley Act of 2002
     32.1Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (1) Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
     (2) Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
     (3) Incorporated by reference from Schedule 14A Definitive Proxy Statement, filed August 29, 2000, relating to the Company's Annual Meeting of Shareholders
     (4) Incorporated by reference from Annual Report on Form 10-K, as filed on April 16, 2001
     (5) Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
     (6) Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003
     (7) Incorporated by reference from Schedule 14A Definitive Proxy Statement, Filed on June 5, 2003, relating to the Company's Annual Meeting of Shareholders
     (8) Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
     (9) Incorporated by reference from Report on Form 8-K, as filed March 30, 2004
     (10) Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
     (11) Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
     (12) Incorporated by reference from Report on Form 8-K, as filed on August 30, 2004
     (13) Incorporated by reference from Report on Form 10-K, as filed on March 31, 2005
     (14) Incorporated by reference from Report on Form 8-K, as filed on September 27, 2005
     (15) Incorporated by reference from Report on Form 8-K, as filed on January 5, 2006
     (16) Incorporated by reference from Report on Form 8-K, as filed on January 11, 2006


    (b) Reports on Form 8-K:

          Current Report on Form 8-K, as filed on January 5, 2006
          Current Report on Form 8-K, as filed on January 11, 2006 Current Report on Form 8-K, as filed on March 27, 2006

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: May 15, 2006         By:    s/s George R. Quist
                                   -------------------
                                   George R. Quist
                                   Chairman of the Board and Chief
                                   Executive Officer
                                   (Principal Executive Officer)


DATED: May 15, 2006         By:    s/s Stephen M. Sill
                                   -------------------
                                   Stephen M. Sill
                                   Vice President, Treasurer and Chief
                                   Financial Officer
                                  (Principal Financial and Accounting Officer)

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

Date: May 15, 2006

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

Date:  May 15, 2006

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


Date:    May 15, 2006                   By:   George R. Quist
                                              Chairman of the Board
                                              and Chief Executive Office


                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Vice President, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:    May 15, 2006                    By:   Stephen M. Sill
                                               Vice President, Treasurer and
                                               Chief Financial Officer