Form 10-Q
period 2006-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2006-08-14
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2006              Commission File Number: 0-9341
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

Large accelerated filer  [ ] Accelerated filer [  ] Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): YES NO X ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value                     5,862,370
-------------------------------------                  --------------
         Title of Class                         Number of Shares Outstanding
                                                   as of June 30, 2006

Class C Common Stock, $.20 par value                      6,642,929
------------------------------------                   ---------------
         Title of Class                         Number of Shares Outstanding
                                                    as of June 30, 2006

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2006

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1   Financial Statements                                          Page No.
------                                                                 --------

          Condensed Consolidated Statement of Earnings -
          Three and six months ended June 30, 2006 and 2005 (unaudited)....3

          Condensed Consolidated Balance Sheet -
          June 30, 2006, (unaudited) and December 31, 2005...............4-5

          Condensed Consolidated Statement of Cash Flows -
          Six months ended June 30, 2006 and 2005 (unaudited)..............6

          Notes to Condensed Consolidated Financial
          Statements (unaudited)........................................7-14


Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................14-18

Item 3   Quantitative and Qualitative Disclosures about Market Risk.......18
------

Item 4   Controls and Procedures..........................................18
------

                           PART II - OTHER INFORMATION

            Other Information..........................................19-21

            Signature Page................................................22

            Certifications.............................................23-25



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                        Three Months Ended                      Six Months Ended
                                                             June 30,                               June 30,
Revenues:                                          2006                 2005                 2006              2005
--------                                           ----                 ----                 ----              ----
Insurance premiums and other
   considerations                               $ 7,403,252          $ 6,712,209         $14,957,522        $13,892,729
Net investment income                             5,504,372            5,097,838          10,579,058          9,443,101
Net mortuary and cemetery sales                   3,154,220            2,845,816           6,209,018          5,731,184
Realized (losses) gains on investments
    and other assets                                 60,255                 (376)             57,671             23,314
Mortgage fee income                              17,930,096           17,094,986          34,559,687         30,266,092
Other                                                94,254               93,583             187,186            310,320
                                               ------------          -----------        ------------       ------------
   Total revenues                                34,146,449           31,844,056          66,550,142         59,666,740
                                               ------------          -----------        ------------       ------------

Benefits and expenses:
Death benefits                                    3,567,731            2,909,547           7,389,690          6,425,475
Surrenders and other policy benefits                410,236              353,510             997,361            822,877
Increase in future policy benefits                3,014,873            2,442,725           5,347,880          5,070,915
Amortization of deferred policy and
   pre-need acquisition costs and cost of
   insurance acquired                               757,542              863,697           1,564,997          1,719,438
General and administrative expenses:
   Commissions                                   13,686,056           13,641,898          26,048,316         24,215,223
   Salaries                                       4,247,101            3,935,749           8,489,853          7,748,483
   Other 5,909,659                                5,399,279           11,200,425           9,915,402
Interest expense                                  1,087,760            1,027,433           2,108,551          1,669,121
Cost of goods and services sold
   mortuaries and cemeteries                        572,624              567,116           1,208,045          1,114,956
                                               ------------          -----------        ------------       ------------
   Total benefits and expenses                   33,253,582           31,140,954          64,355,118         58,701,890
                                               ------------          -----------        ------------       ------------

Earnings before income taxes                        892,867              703,102           2,195,024            964,850
Income tax expense                                 (169,228)            (151,627)           (457,719)          (133,467)
                                               ------------          -----------        ------------       ------------
      Net earnings                             $    723,639          $   551,475        $  1,737,305       $    831,383
                                               ============          ===========        ============       ============

Net earnings per common share                          $.11                 $.09                $.27               $.14
                                                       ====                 ====                ====               ====
Weighted average outstanding
   common shares                                  6,521,620            6,079,732           6,519,102          6,079,725
                                                ===========          ===========         ===========       ============

Net earnings per common share
   -assuming dilution                                 $.11                  $.09                $.26               $.14
                                                      ====                  ====                ====               ====
Weighted average outstanding
   common shares assuming-dilution                6,706,321            6,081,747           6,655,129          6,104,237
                                                ===========          ===========         ===========        ===========


See accompanying notes to condensed consolidated financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                         June 30, 2006       December 31,
                                                          (Unaudited)           2005
Assets:
Fixed maturity securities
  held to maturity, at amortized cost                     $94,417,532      $89,780,942
Fixed maturity securities available
  for sale, at estimated fair value                         5,539,104        6,597,161
Equity securities available for sale,
  at estimated fair value                                   4,997,529       12,346,939
Mortgage loans on real estate and construction loans,
  net of allowances for losses                             86,543,305       72,793,811
Real estate, net of accumulated
  depreciation and allowances for losses                    6,370,981        7,012,399
Policy, student and other loans net of allowance for
  doubtful accounts                                        12,084,195       12,391,569
Short-term investments                                     10,599,227        3,211,590
                                                        -------------    -------------
     Total investments                                    220,551,873      204,134,411
                                                        -------------    -------------
Restricted assets of cemeteries and mortuaries              5,257,539        5,240,099
                                                        -------------    -------------
Cash and cash equivalents                                  10,088,209       16,632,966
                                                        -------------    -------------
Receivables:
  Trade contracts                                           6,451,686        5,733,142
  Mortgage loans sold to investors                         53,361,706       53,970,231
  Receivable from agents                                    2,117,384        1,992,877
  Other                                                     1,319,613          958,851
                                                        -------------    -------------
     Total receivables                                     63,250,389       62,655,101
  Allowance for loan losses and doubtful accounts          (1,318,416)      (1,191,106)
                                                        -------------    -------------
     Net receivables                                       61,931,973       61,463,995
                                                        -------------    -------------
Policyholder accounts on deposit with reinsurer                    --        6,572,756
Cemetery land and improvements held for sale                8,334,391        8,498,227
Accrued investment income                                   2,633,637        2,197,576
Deferred policy and pre-need
  contract acquisition costs                               26,736,965       24,048,638
Property and equipment, net                                14,540,833       14,747,276
Cost of insurance acquired                                 12,372,837       12,663,221
Cemetery perpetual care trust investments                   1,132,596        1,152,493
Goodwill 683,191                                              683,191
Other                                                       2,011,157        1,610,624
                                                        -------------    -------------
     Total assets                                        $366,275,201     $359,645,473
                                                        =============    =============

See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)



                                              June 30, 2006      December 31,
                                               (Unaudited)          2005
                                              -------------      -----------
Liabilities:
Future life, annuity, and other benefits       $264,672,164     $260,822,803
Unearned premium reserve                          4,076,141        3,157,918
Bank loans payable                                8,828,193        8,946,321
Notes and contracts payable                         869,704        1,326,284
Deferred pre-need cemetery and mortuary
  contract revenues                              11,048,665       10,828,994
Accounts payable                                  1,082,418        1,533,065
Funds held under reinsurance treaties                 --           1,129,747
Other liabilities and accrued expenses            9,999,074        9,427,644
Income taxes                                     15,089,425       14,601,029
                                               ------------     ------------
     Total liabilities                          315,665,784      311,773,805
                                               ------------     ------------

Commitments and contingencies                       --               --
                                               ------------     ------------

Non-controlling interest in
   perpetual care trusts                          2,230,725        2,173,250
                                               ------------     ------------

Stockholders' Equity:
Common stock:
  Class A: $2.00 par value, authorized
     10,000,000 shares, issued 7,106,447
     shares in 2006 and 7,098,363 shares
     in 2005                                     14,212,894       14,196,726
  Class C:  convertible, $0.20 par value,
     authorized 7,500,000 shares,
     issued 6,781,067 shares in 2006
     and 6,781,060 shares in 2005                 1,356,213        1,356,212
                                               ------------     ------------
     Total common stock                          15,569,107       15,552,938
Additional paid-in capital                       15,681,975       15,650,344
Accumulated other comprehensive income (loss)
  and other items, net of deferred taxes          1,040,998          117,647
Retained earnings                                19,158,251       17,460,024
Treasury stock at cost (1,244,077 Class A shares
     and 138,138 Class C shares in 2006;
     1,251,104 Class A shares and 138,138
     Class C shares in 2005 held
     by affiliated companies)                    (3,071,639)      (3,082,535)
                                               ------------    -------------
     Total stockholders' equity                  48,378,692       45,698,418
                                               ------------    -------------
         Total liabilities and
           stockholders' equity                $366,275,201     $359,645,473
                                               ============     ============


See accompanying notes to condensed consolidated financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Six Months Ended June 30,
                                                                           2006           2005
                                                                           ----           ----
Cash flows from operating activities:
      Net cash provided by operating activities                       $12,925,511      $9,059,575
                                                                     ------------    ------------

Cash flows from investing activities: Securities held to maturity:
      Purchase - fixed maturity securities                             (6,874,419)     (2,482,355)
      Calls and maturities - fixed
         maturity securities                                            1,926,606       6,741,875
   Securities available for sale:
      Purchase - fixed maturity securities                               (134,262)             --
      Sales (purchases) - equity securities                             9,164,900          (7,009)
   Purchases of short-term investments                                 (7,387,637)     (9,439,274)
   Sales of short-term investments                                             --       9,184,153
   Purchases of restricted assets                                          12,500        (113,859)
   Change in assets for perpetual care trusts                              19,897        (110,498)
   Amount received for perpetual care trusts                               57,475          60,725
   Mortgage, policy, and other loans made                             (36,282,485)    (39,974,165)
   Payments received for mortgage,
      policy, and other loans                                          22,858,386      33,568,539
   Purchases of property and equipment                                   (664,104)     (1,025,081)
   Purchases of real estate                                            (1,686,113)     (2,787,026)
   Sale of real estate                                                  2,039,638       1,352,071
                                                                     ------------    ------------
         Net cash used in
            investing activities                                      (16,949,618)     (5,031,904)
                                                                     ------------    ------------

Cash flows from financing activities:
   Annuity contract receipts                                            2,992,944       2,895,516
   Annuity contract withdrawals                                        (5,013,124)     (4,834,366)
   Sale of treasury stock                                                  19,619              --
   Repayment of bank loans and notes and
      contracts payable                                                (1,270,089)     (2,119,365)
   Proceeds from borrowing on notes and
      contracts                                                           750,000              --
                                                                     ------------    ------------
   Net cash used in financing activities                               (2,520,650)     (4,058,215)
                                                                     ------------    ------------

Net change in cash and cash equivalents                                (6,544,757)        (30,544)

Cash and cash equivalents at beginning of period                       16,632,966      15,333,668
                                                                     ------------    ------------

Cash and cash equivalents at end of period                            $10,088,209     $15,303,124
                                                                     ============    ============

See accompanying notes to condensed consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            June 30, 2006 (Unaudited)


1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-K (file number 0-9341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

2.       Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, Exchange of Non-monetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, to eliminate the exception for non-monetary exchanges of similar productive assets. The Company was required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company's financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           June 30, 2006, (Unaudited)


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

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs ("DAC") in Connection with Modifications or Exchanges of Insurance Contracts, ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Initial application of SOP 05-1 should be as of the beginning of the entity's fiscal year. The Company is expected to adopt SOP 05-1 effective January 1, 2007. Adoption of this statement is not expected to have an impact on the Company's consolidated financial statements; however, the impact has not yet been determined.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140 (SFAS
155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and related interpretations. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The impact of adoption of this statement on the Company's consolidated financial statements, if any, has not yet been determined.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 amends SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and related interpretations. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The impact of adoption of this statement on the Company's consolidated financial statements, if any, has not yet been determined.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           June 30, 2006, (Unaudited)


In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for the fiscal years beginning after December 15, 2006. The impact of adoption of this interpretation on the Company's consolidated financial statements, if any, has not yet been determined.

3.   Comprehensive Income

For the three months ended June 30, 2006 and 2005, total comprehensive income amounted to $450,857 and $625,380, respectively. This decrease of $175,000 was primarily the result of an increase in net income of $172,000, a decrease in derivatives of $134,000, and a $213,000 decrease in unrealized gains and losses in securities available for sale.

For the six months ended June 30, 2006 and 2005, total comprehensive income amounted to $2,660,656 and $705,436, respectively. This increase of $1,955,000 was primarily the result of an increase in net income of $906,000, an increase in derivatives of $450,000, and an increase of $599,000 in unrealized gains and losses in securities available for sale.

4.   Stock-Based Compensation

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

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           June 30, 2006, (Unaudited)


4.    Stock-Based Compensation (Continued)

The Company utilized the Black-Scholes-Merton model for calculating the fair value pro forma disclosures under SFAS 123 and will continue to use this model, which is an acceptable valuation approach under SFAS 123R. The following table summarizes the Black-Scholes-Merton option-pricing model assumptions used to compute the weighted-average fair value of stock options granted during the periods below:

                                                    Six Months Ended
                                                        June 30,
                                                  2006           2005
                                                  ----           ----
Dividend yield                                    N/A*            5%
Expected volatility                               N/A*           39%
Risk-free interest rate                           N/A*          3.4%
Expected holding period (in years)                N/A*           7.5
Weighted-average fair value of options granted    N/A*         $1.92
----------------
* Not applicable as there were no options granted during the period.

No options were granted for the six months ended June 30, 2006. Total compensation costs relating to stock-based compensation was not material during the six months ended June 30, 2006, including the effects from adoption of SFAS 123R, which would have previously been presented in a pro forma disclosure, as discussed above.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its stock-based compensation awards for periods prior to adoption of SFAS 123R, and the actual effect on net income and earnings per share for the period subsequent to the adoption of SFAS 123R:

                                                    Six Months Ended
                                                        June 30,
                                                  2006                 2005
                                                  -----                ----
Net earnings, as reported                      $1,737,305            $831,383
Total stock-based employee compensation
   recognized                                      --                  --
Total stock-based employee compensation
   expense determined under fair value
   based method for all awards                     --                  --
                                               ----------            --------
Pro forma net earnings                         $1,737,305            $831,383
                                               ==========            ========

Basic earnings per share, as reported                $.27                $.14
Diluted earnings per share as reported               $.26                $.14

Basic earnings per share, pro forma                  $.27                $.14
Diluted earnings per share, pro forma                $.26                $.14

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           June 30, 2006, (Unaudited)


5.    Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

                                                Three Months Ended June 30,
                                                2006                  2005
                                                ----                  ----
Numerator:
      Net income                             $  723,639           $   551,475
                                             ==========           ===========
Denominator:
      Denominator for basic earnings per
        share-weighted-average shares         6,521,620             6,079,732
                                             ----------            ----------

      Effect of dilutive securities:
        Employee stock options                  183,470                 1,714
        Stock appreciation rights                 1,231                   301
                                             ----------           -----------
      Dilutive potential common shares          184,701                 2,015
                                             ----------           -----------
      Denominator for diluted earnings per
        share-adjusted weighted-average
        shares and  assumed conversions       6,706,321             6,081,747
                                             ==========           ===========

      Basic earnings per share                     $.11                  $.09
                                                   ====                  ====
      Diluted earnings per share                   $.11                  $.09
                                                   ====                  ====

Earnings per share amounts have been adjusted for the effect of annual stock dividends.

                                                  Six Months Ended June 30,
                                                  2006                2005
                                                  ----                ----
Numerator:
      Net income                              $1,737,305          $   831,383
                                              ==========          ===========
Denominator:
      Denominator for basic earnings per share-
        weighted-average shares                6,519,102            6,079,725
                                              ----------          -----------

      Effect of dilutive securities:
        Employee stock options                   134,946               23,971
        Stock appreciation rights                  1,081                  541
                                              ----------          -----------
      Dilutive potential common shares           136,027               24,512
                                              ----------        -------------
      Denominator for diluted earnings
        per share-adjusted weighted-average
        shares and assumed conversions         6,655,129            6,104,237
                                             ===========          ===========

      Basic earnings per share                      $.27                 $.14
                                                    ====                 ====

      Diluted earnings per share                    $.26                 $.14
                                                    ====                 ====

Earnings per share amounts have been adjusted for the effect of annual stock dividends.



            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            June 30, 2006 (Unaudited)


6.  Business Segment
                                        Life             Cemetery/                            Reconciling
                                      Insurance          Mortuary           Mortgage             Items        Consolidated
                                     ----------         ----------          ---------          -----------    -------------
For the Three Months Ended
June 30, 2006
---------------------------
   Revenues from
      external customers            $10,698,047        $3,452,483         $19,995,919   $         -            $34,146,449

   Intersegment revenues              1,264,601            23,001             121,182         (1,408,784)          --

   Segment profit (loss)
      before income taxes               947,324           233,273            (287,730)           --                892,867

For the Three Months Ended
June 30, 2005
---------------------------
   Revenues from
      external customers           $  9,522,023       $ 3,140,844         $19,181,189$          --            $ 31,844,056

   Intersegment revenues              1,120,778            15,334              83,639         (1,219,751)          --

   Segment profit (loss)
      before income taxes               698,306            67,689             (62,893)           --                703,102

For the Six Months Ended
June 30, 2006
------------------------
   Revenues from
      external customers             $21,609,384       $6,769,172         $38,171,586      $      -            $66,550,142

   Intersegment revenues               2,654,467           46,002             212,618         (2,913,087)          --

   Segment profit (loss)
      before income taxes              2,053,401          605,128            (463,505)           --              2,195,024

   Identifiable assets               352,247,310       51,897,683          18,891,648        (56,761,440)      366,275,201

For the Six Months Ended
June 30, 2005
------------------------
   Revenues from
      external customers            $ 19,578,539      $ 6,333,917         $33,754,284$           --           $ 59,666,740

   Intersegment revenues               2,369,536           38,335             163,040         (2,570,911)           --

   Segment profit (loss)
      before income taxes              1,336,145          421,887            (793,182)           --                964,850

   Identifiable assets               306,689,103       48,786,278          15,123,942        (51,870,626)      318,728,697


            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           June 30, 2006, (Unaudited)


7.  Merger and Acquisition Transactions

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

Memorial Insurance Company of America

On December 29, 2005, Security National Life and Southern Security Life completed a stock purchase transaction with Memorial Insurance Company of America, an Arkansas domiciled insurance company ("Memorial Insurance Company"), to purchase all of the outstanding shares of common stock of Memorial Insurance Company. Under the terms of the transaction, the stockholders of Memorial Insurance Company received a total purchase consideration of $13,500,000 for all of the outstanding common shares of Memorial Insurance Company, with each shareholder having received a pro-rata share of the total amount of the purchase consideration based upon the number of shares each shareholder owned. As of December 31, 2005, Memorial Insurance Company had 116,116 policies in force and approximately 50 agents.

The unaudited consolidated pro forma results of operations assuming consummation of the purchase of Memorial Insurance Company as of January 1, 2005, are summarized as follows:

                                           Unaudited Pro Forma

                              Three Months Ended         Six Months Ended
                                     2005                      2005
                                     -----                     -----
                                 In thousands except earnings per share
     Total revenue                 $32,759                   $61,497
     Net earnings                $     760                   $ 1,250
     Basic earnings per share         $.13                      $.21
     Diluted earnings per share       $.12                      $.20

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           June 30, 2006, (Unaudited)


8.   Other Business Activity

The City of Phoenix (in Arizona) began condemnation proceedings during 2004 on the property where the Camelback Funeral Home was located for purposes of constructing a light rail facility. The city placed $1,200,000 in escrow to pay the Company for the property that was condemned. The carrying amount on the Company's financial statements for the land and building of the Camelback Funeral Home at June 30, 2006 and December 31, 2005 was $678,889. The Company has had an independent appraisal and negotiated a higher sales price with the city. In July 2006, the Company settled with the City of Phoenix for a sales price of $1,440,000. As a result of the sale, the Company will recognize a gain of $761,111 during the third quarter of 2006. The first payment of $1,200,000 was made by the City of Phoenix in August 2006 with the remaining amount to be received within 30 days of the city council's approval of the sales price.

The Company received a letter dated November 29, 2004 on behalf of Roger Gornichec, who the Company recognizes as having been an independent contractor. Gornichec had concluded his services as an agent selling insurance in the spring of 2003 and his license to sell cemetery plots was not renewed in the summer of 2004. Gornichec asserted that he was an employee contrary to the Company's position.

The claims made in the letter on behalf of Gornichec included but were not limited to, wrongful termination in violation of public policy, misrepresentation, age discrimination, whistle-blower retaliation, interference with economic advantage, breach of contract, breach of the covenant of good faith and fair dealing, and infliction of emotional distress. Gornichec also claimed he was owed a certain amount from a retirement plan. The letter from Gornichec's attorney proposed a settlement in the amount of $420,000. Based on its investigation, the Company believes Gornichec was an independent contractor rather than an employee, and there was no justification for the claims and the settlement amount sought. The Company reached a settlement with Gornichec, which resulted in the Company paying $27,000 to Gornichec.

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

During the six months ended June 30, 2006, Security National Mortgage Company ("SNMC") experienced an increase in revenue and expenses due to the increase in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from the borrowers and other secondary fees from third party investors who purchase the loans from SNMC. SNMC primarily sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. SNMC originated and sold 6,002 ($993,094,000) and 5,766 ($904,478,000)
loans, respectively, for the six months ended June 30, 2006 and 2005.

Results of Operations

Second Quarter of 2006 Compared to Second Quarter of 2005

Total revenues increased by $2,302,000, or 7.2%, to $34,146,000 for the three months ended June 30, 2006, from $31,844,000 for the three months ended June 30, 2005. Contributing to this increase in total revenues was an $835,000 increase in mortgage fee income, a $691,000 increase in insurance premiums and other considerations, a $407,000 increase in net investment income, a $308,000 increase in net mortuary and cemetery sales, and a $61,000 increase in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $691,000, or 10.3%, to $7,403,000 for the three months ended June 30, 2006, from $6,712,000 for the comparable period in 2005. This increase was primarily due to additional premiums realized from new insurance sales and from the purchase of Memorial Insurance Company on December 29, 2005.

Net investment income increased by $407,000, or 8.0%, to $5,504,000 for the three months ended June 30, 2006, from $5,097,000 for the comparable period in 2005. This increase was primarily attributable to additional interest income from increased long-term bond and mortgage purchases over the comparable period in 2005 and additional investment income from the assets received in the purchase of Memorial Insurance Company.

Net mortuary and cemetery sales increased by $308,000, or 10.8%, to $3,154,000 for the three months ended June 30, 2006, from $2,846,000 for the comparable period in 2005. This increase was due to increased at-need sales in the cemetery and mortuary operations and increased pre-need land sales in the cemetery operations.

Mortgage fee income increased by $835,000, or 4.9%, to $17,930,000 for the three months ended June 30, 2006, from $17,095,000 for the comparable period in 2005. This increase was primarily attributable to an increase in the number of loan originations during the second quarter of 2006 due to the opening of new mortgage offices and increased production in existing mortgage offices, which resulted in financing a greater number of mortgage loans.

Total benefits and expenses were $33,254,000, or 97.4% of total revenues, for the three months ended June 30, 2006, as compared to $31,141,000, or 97.8% of total revenues, for the comparable period in 2005. This increase primarily resulted from increased loan costs at SecurityNational Mortgage Company due to a greater number of loan originations and additional expenses related to operations of Memorial Insurance Company, which the Company purchased on December 29, 2005.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $1,287,000, or 22.6%, to $6,993,000 for the three months ended June 30, 2006, from $5,706,000 for the comparable period in 2005. This increase was primarily the result of an increase in death benefits and surrenders and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired decreased by $106,000, or 12.3%, to $758,000 for the three months ended June 30, 2006, from $864,000 for the comparable period in 2005. This reduction was primarily due to the realization of improvements in persistency and expenses.

General and administrative expenses increased by $866,000,or 3.8%, to $23,843,000 for the three months ended June 30, 2006, from $22,977,000 for the comparable period in 2005. This increase primarily resulted from an increase in commissions due to a greater number of mortgage loan originations made by SecurityNational Mortgage Company during the second quarter of 2006, the additional expenses related to the operations of Memorial Insurance Company, which the Company purchased on December 29, 2005, and increased salaries of existing employees and an increase in the number of employees.

Interest expense increased by $60,000, or 5.8%, to $1,088,000 for the three months ended June 30, 2006, from $1,028,000 for the comparable period in 2005. This increase was primarily due to increased warehouse lines of credit required for a greater number of warehoused mortgage loans by SecurityNational Mortgage Company.

Cost of goods and services sold of the mortuaries and cemeteries increased by $6,000, or 1.1%, to $573,000 for the three months ended June 30, 2006, from $567,000 for the comparable period in 2005. This increase was primarily due to increased pre-need cemetery land sales.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Total revenues increased by $6,883,000, or 11.5%, to $66,550,000 for the six months ended June 30, 2006, from $59,667,000 for the six months ended June 30, 2005. Contributing to this increase in total revenues was a $4,294,000 increase in mortgage fee income, a $1,065,000 increase in insurance premiums and other considerations, a $1,136,000 increase in net investment income, and a $478,000 increase in net mortuary and cemetery sales. This increase was partially offset by a $126,000 decrease in other revenues.

Insurance premiums and other considerations increased by $1,065,000, or 7.7%, to $14,958,000 for the six months ended June 30, 2006, from $13,893,000 for the comparable period in 2005. This increase was primarily due to additional premiums realized from new insurance sales and from the purchase of Memorial Insurance Company on December 29, 2005.

Net investment income increased by $1,136,000, or 12.0%, to $10,579,000 for the six months ended June 30, 2006, from $9,443,000 for the comparable period in 2005. This increase was primarily attributable to additional interest income from increased long-term bond and mortgage purchases over the comparable period in 2005 and additional investment income from the assets received as a result of the purchase of Memorial Insurance Company.

Net mortuary and cemetery sales increased by $478,000, or 8.3%, to $6,209,000 for the six months ended June 30, 2006, from $5,731,000 for the comparable period in 2005. This increase was due to increased at-need sales at the cemetery and mortuary operations and increased pre-need land sales in the cemetery operations.

Other revenues decreased by $123,000, or 39.7%, to $187,000 for the six months ended June 30, 2006 from $310,000 for the comparable period in 2005. This decrease was due to a reduction in other revenues from the Company's mortuary operations.

Mortgage fee income increased by $4,294,000, or 14.2%, to $34,560,000 for the six months ended June 30, 2006, from $30,266,000 for the comparable period in 2005. This increase was primarily attributable to an increase in the number of loan originations during the first six months of 2006 due to the opening of new mortgage offices and increased production in existing mortgage offices, which resulted in financing a greater number of mortgage loans.

Total benefits and expenses were $64,355,000, or 96.7% of total revenues, for the six months ended June 30, 2006, as compared to $58,702,000, or 98.4% of total revenues, for the comparable period in 2005. This increase primarily resulted from increased loan costs at SecurityNational Mortgage Company due to a greater number of loan originations and additional expenses related to operations of Memorial Insurance Company, which the Company purchased on December 29, 2005.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $1,416,000, or 11.5%, to $13,735,000 for the six months ended June 30, 2006, from $12,319,000 for the comparable period in 2005. This increase was primarily the result of an increase in death benefits and surrenders and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired decreased by $154,000, or 9.0%, to $1,565,000 for the six months ended June 30, 2006, from $1,719,000 for the comparable period in 2005. This reduction was primarily due to the realization of improvements in persistency and expenses.

General and administrative expenses increased by $3,860,000, or 9.2%, to $45,739,000 for the six months ended June 30, 2006, from $41,879,000 for the comparable period in 2005. This increase primarily resulted from an increase in commissions due to a greater number of mortgage loan originations made by SecurityNational Mortgage Company during the first six months of 2006, the additional expenses related to the operations of Memorial Insurance Company, which the Company purchased on December 29, 2005, and increased salaries of existing employees and an increase in the number of employees.

Interest expense increased by $440,000, or 26.3%, to $2,109,000 for the six months ended June 30, 2006, from $1,669,000 for the comparable period in 2005. This increase was primarily due to increased warehouse lines of credit required for a greater number of warehoused mortgage loans by SecurityNational Mortgage Company.

Cost of goods and services sold of the mortuaries and cemeteries increased by $93,000, or 8.3%, to $1,208,00 for the six months ended June 30, 2006, from $1,115,000 for the comparable period in 2005. This increase was primarily due to increased cemetery and mortuary sales.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $99,957,000 as of June 30, 2006, compared to $96,378,000 as of December 31, 2005. This represents

44.3% and 46.0% of the total insurance-related investments as of June 30, 2006, and December 31, 2005, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2006 and December 31, 2005, 3% ($3,349,000) and 4%
($3,431,000) of the Company's total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2006 and December 31, 2005, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $58,077,000 as of June 30, 2006, as compared to $55,971,000 as of December 31, 2005. Stockholders' equity as a percent of total capitalization was 83% and 82% as of June 30, 2006 and December 31, 2005, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2005 was 7.9% as compared to a rate of 9.0% for 2004. The 2006 lapse rate to date has been approximately the same as 2005.

At June 30, 2006, $21,468,060 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2005.

Item 4.   Controls and Procedures

     (a) Evaluation of disclosure controls and procedures - The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2005. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

                          Part II - Other Information:

Item 1.        Legal Proceedings

The Company received a letter dated November 9, 2004 on behalf of Charles Hood, who worked at Singing Hills Memorial Park in El Cajon, California. Hood was hired in early 2003 as a groundskeeper with his work concluding on October 30, 2003. Hood claims he wrote a letter to the Company expressing his concerns regarding the operation of the cemetery, and that the next day he was terminated, even though he recognizes his relationship was as an at-will employee. Hood's claims against the Company also include, but are not limited to, violation of labor laws, whistleblower retaliation and infliction of emotional distress. The letter proposed a settlement in the amount of $275,000.

On November 23, 2005, Hood filed a complaint in the Superior Court of the State of California for the County for San Diego (Case No. GIE 028978) against Singing Hills Memorial Park and California Memorial Estates, Inc, wholly owned subsidiaries of the Company. The claims in the complaint include wrongful termination in violation of public policy, retaliation in violation of public policy, race discrimination in violation of the California Fair Employment and Housing Act, retaliation in violation of the California Fair Employment and Housing Act, intentional infliction of emotional distress, plus punitive damages, attorney's fees and costs of the lawsuit. There are no specific amounts requested in the complaint, but damages are in an amount to be proven at a jury trial. The Company contends that Hood voluntarily quit and was not terminated. The Company intends to vigorously defend the action. An answer was filed. The case is in the discovery stage and the trial is set for November 2006.

The Company also received a letter dated November 29, 2004 on behalf of Roger Gornichec, who the Company recognizes as having been an independent contractor. The attorney who wrote the letter on behalf of Gornichec also wrote the letter on behalf of Hood. Gornichec had concluded his services as an agent selling insurance in the spring of 2003 and his license to sell cemetery plots was not renewed in the summer of 2004. Gornichec asserted that he was an employee contrary to the Company's position.

The claims made in the letter on behalf of Gornichec included but were not limited to, wrongful termination in violation of public policy, misrepresentation, age discrimination, whistle-blower retaliation, interference with economic advantage, breach of contract, breach of the covenant of good faith and fair dealing, and infliction of emotional distress. Gornichec also claimed he was owed a certain amount from a retirement plan. The letter from Gornichec's attorney proposed a settlement in the amount of $420,000. Based on its investigation, the Company believes Gornichec was an independent contractor rather than an employee, and there was no justification for the claims and the settlement amount sought. The Company reached a settlement with Gornichec, which resulted in the Company paying $27,000 to Gornichec.

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

         (1) Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
         (2) Incorporated by reference from Annual Report on Form 10-K, as filed on June 30, 1989
         (3) Incorporated by reference from Schedule 14A Definitive Proxy Statement, filed August 29, 2000, relating to the Company's Annual Meeting of Shareholders
         (4) Incorporated by reference from Annual Report on Form 10-K, as filed on April 16, 2001
         (5) Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
         (6) Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003
         (7) Incorporated by reference from Schedule 14A Definitive Proxy Statement, Filed on June 5, 2003, relating to the Company's Annual Meeting of Shareholders
         (8) Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
         (9) Incorporated by reference from Report on Form 8-K, as filed March 30, 2004
        (10) Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
        (11) Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
        (12) Incorporated by reference from Report on Form 8-K, as filed on August 30, 2004
        (13) Incorporated by reference from Report on Form 10-K, as filed on June 30, 2005
        (14) Incorporated by reference from Report on Form 8-K, as filed on September 27, 2005
        (15) Incorporated by reference from Report on Form 8-K, as filed on January 5, 2006
        (16) Incorporated by reference from Report on Form 8-K, as filed on January 11, 2006

    (b) Reports on Form 8-K:

          No reports were filed by the Company during the quarter ended June 30, 2006

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: August 14, 2006                 By:    s/s George R. Quist
                                              -------------------
                                              George R. Quist
                                              Chairman of the Board and
                                              Chief Executive Officer
                                             (Principal Executive Officer)


DATED: August 14, 2006                 By:    s/s Stephen M. Sill
                                              -------------------
                                              Stephen M. Sill
                                              Vice President, Treasurer and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

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

Date: August 14, 2006

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

Date:  August 14, 2006

                                        By:      Stephen M. Sill
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10-Q for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:    August 14, 2006               By:      George R. Quist
                                                Chairman of the Board
                                                and Chief Executive Office


                                  EXHIBIT 32.2
                           CERTIFICATION PURSUANT TO
                              18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10-Q for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Vice President, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:    August 14, 2006                   By:   Stephen M. Sill
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer