Form 10-Q
period 2006-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2006-11-14
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2006           Commission File Number: 0-9341
------------------------------------           ------------------------------



                     SECURITY NATIONAL FINANCIAL CORPORATION
                            Exact Name of Registrant



           UTAH                                         87-0345941
(State or other jurisdiction of           I.R.S. Employer Identification Number
 incorporation or organizationr


5300 South 360 West, Salt Lake City, Utah                 84123
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including Area Code   (801) 264-1060



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

Large accelerated filer [ ]  Accelerated filer  [  ] Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Securities Exchange Act of 1934):  YES       NO X
                                                     ---       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value                   5,968,970
-------------------------------------       -----------------------------------
         Title of Class                     Number of Shares Outstanding as of
                                                   October 31, 2006

Class C Common Stock, $.20 par value                    6,640,520
------------------------------------        -----------------------------------
         Title of Class                     Number of Shares Outstanding as of
                                                   October 31, 2006

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1  Financial Statements                                       Page No.
------                                                             --------

        Condensed Consolidated Statements of Earnings -
        Three and Nine Months Ended September 30, 2006
        and 2005 (Unaudited)..................................................3

        Condensed Consolidated Balance Sheets -
        September 30, 2006, and December 31, 2005 (Unaudited)...............4-5

        Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 2006 and 2005 (Unaudited).............6

        Notes to Condensed Consolidated Financial Statements (Unaudited)...7-14

Item 2  Management's Discussion and Analysis of Financial Condition
------  and Results of Operations.........................................15-19

Item 3  Quantitative and Qualitative Disclosures about Market Risk...........19
------

Item 4  Controls and Procedures..............................................19
------

                           PART II - OTHER INFORMATION

        Other Information.................................................19-22

        Signature Page.......................................................23

        Certifications....................................................24-26

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                      Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
Revenues:                                          2006             2005             2006              2005
--------                                           ----             ----             ----              ----
Insurance premiums and other
   considerations                            $   7,537,345    $   6,437,047    $  22,494,867    $  20,329,776
Net investment income                            5,742,427        5,475,357       16,321,485       14,918,458
Net mortuary and cemetery sales                  2,864,920        2,472,330        9,073,938        8,203,514
Realized gains on sale of
   investments and other assets                    731,658           15,379          789,329           38,693
Mortgage fee income                             21,602,097       21,055,796       56,161,784       51,321,888
Other                                               96,328          104,684          283,514          415,004
                                             -------------    -------------    -------------    -------------
   Total revenues                               38,574,775       35,560,593      105,124,917       95,227,333
                                             -------------    -------------    -------------    -------------

Benefits and expenses:
Death benefits                                   3,367,393        3,385,292       10,757,083        9,810,767
Surrenders and other policy benefits               405,824          226,244        1,403,185        1,049,121
Increase in future policy benefits               2,931,798        2,233,110        8,279,678        7,304,025
Amortization of deferred policy and
   pre-need acquisition costs and costs of
   insurance acquired                            1,383,426          741,378        2,948,423        2,460,816
Selling, general and administrative
   expenses:
      Commissions                               15,997,433       15,193,331       42,045,749       39,408,554
      Salaries                                   4,469,881        3,960,552       12,959,734       11,709,035
      Other                                      5,996,090        5,882,937       17,196,515       15,798,339
Interest expense                                 1,331,487        1,502,491        3,440,038        3,171,612
Cost of goods and services
   sold mortuaries and cemeteries                  557,908          479,794        1,765,953        1,594,750
                                             -------------    -------------    -------------    -------------
   Total benefits and expenses                  36,441,240       33,605,129      100,796,358       92,307,019
                                             -------------    -------------    -------------    -------------

Earnings before income taxes                     2,133,535        1,955,464        4,328,559        2,920,314
Income tax expense                                (592,238)        (628,751)      (1,049,957)        (762,218)
                                             -------------    -------------    -------------    -------------
      Net earnings                           $   1,541,297    $   1,326,713    $   3,278,602    $   2,158,096
                                             =============    =============    =============    =============

Net earnings per common share                        $0.23            $0.22            $0.50            $0.35
                                                     =====            =====            =====            =====
Weighted average outstanding
   common shares                                 6,597,573        6,159,174        6,557,062        6,119,472
                                             =============    =============    =============    =============

Net earnings per common share
   -assuming dilution                                $0.23            $0.22            $0.49            $0.35
                                                     =====            =====            =====            =====
Weighted average outstanding
   common shares- assuming dilution              6,723,103        6,159,919        6,690,938        6,143,984
                                             =============    =============    =============    =============

See accompanying notes to condensed consolidated financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                          September 30,    December 31,
                                                              2006            2005
                                                          -------------    ------------
Assets:
Fixed maturity securities
  held to maturity, at amortized cost                   $  94,217,620    $  89,780,942
Fixed maturity securities available
  for sale, at estimated fair value                         5,682,637        6,597,161
Equity securities available for sale,
  at estimated fair value                                   5,026,596       12,346,939
Mortgage loans on real estate and construction loans,
  net of allowances for losses                             79,739,607       72,793,811
Real estate, net of accumulated
  depreciation and allowances for losses                    5,538,484        7,012,399
Policy, student and other loans net of allowance for
  doubtful accounts                                        12,659,311       12,391,569
Short-term investments                                     12,510,843        3,211,590
                                                        -------------    -------------
     Total investments                                    215,375,098      204,134,411
                                                        -------------    -------------
Restricted assets of cemeteries and mortuaries              5,380,154        5,240,099
                                                        -------------    -------------
Cash and cash equivalents                                  22,999,288       16,632,966
                                                        -------------    -------------
Receivables:
  Trade contracts                                           7,208,798        5,733,142
  Mortgage loans sold to investors                         48,648,644       53,970,231
  Receivable from agents                                    2,048,611        1,992,877
  Other                                                     1,618,902          958,851
                                                        -------------    -------------
     Total receivables                                     59,524,955       62,655,101
  Allowance for loan losses and doubtful accounts          (1,263,635)      (1,191,106)
                                                        -------------    -------------
     Net receivables                                       58,261,320       61,463,995
                                                        -------------    -------------
Policyholder accounts on deposit with reinsurer                --            6,572,756
Cemetery land and improvements held for sale                8,628,279        8,498,227
Accrued investment income                                   2,942,640        2,197,576
Deferred policy and pre-need
  contract acquisition costs                               27,591,082       24,048,638
Property and equipment, net                                13,949,975       14,747,276
Cost of insurance acquired                                 12,132,803       12,663,221
Cemetery perpetual care trust investments                   1,210,926        1,152,493
Goodwill 683,191                                              683,191
Other                                                       2,119,633        1,610,624
                                                        -------------    -------------
     Total assets                                       $ 371,274,389    $ 359,645,473
                                                        =============    =============

See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)


                                             September 30, 2006    December 31,
                                                   2006               2005
                                             ------------------  --------------
Liabilities:
Future life, annuity, and other benefits        $ 266,873,282    $ 260,822,803
Unearned premium reserve                            4,306,269        3,157,918
Bank loans payable                                  7,704,276        8,946,321
Notes and contracts payable                           799,064        1,326,284
Deferred pre-need cemetery and mortuary
  contract revenues                                11,220,851       10,828,994
Accounts payable                                    1,718,496        1,533,065
Funds held under reinsurance treaties                  --            1,129,747
Other liabilities and accrued expenses             10,866,430        9,427,644
Income taxes                                       15,456,360       14,601,029
                                                -------------    -------------
     Total liabilities                            318,945,028      311,773,805
                                                -------------    -------------

Commitments and contingencies                          --               --
                                                -------------    -------------

Non-controlling interest in perpetual
   care trusts                                      2,259,105        2,173,250
                                                -------------    -------------

Stockholders' Equity:
Common stock:
  Class A: $2.00 par value, authorized
         10,000,000 shares, issued 7,107,188
         shares in 2006 and 7,098,363 shares
         in 2005                                   14,214,376       14,196,726
  Class C:  convertible, $0.20 par value,
         authorized 7,500,000 shares, issued
         6,778,658 shares in 2006 and 6,781,060
         shares in 2005                             1,355,732        1,356,212
                                                -------------    -------------
     Total common stock                            15,570,108       15,552,938
Additional paid-in capital                         15,828,426       15,650,344
Accumulated other comprehensive income (loss)
  and other items, net of deferred taxes              754,162          117,647
Retained earnings                                  20,699,548       17,460,024
Treasury stock at cost (1,138,218 Class A shares
     and 138,138 Class C shares in 2006;
     1,251,104 Class A shares and 138,138
     Class C shares in 2005 held
     by affiliated companies)                      (2,781,988)      (3,082,535)
                                                -------------    -------------
     Total stockholders' equity                    50,070,256       45,698,418
                                                -------------    -------------
         Total liabilities and stockholders'
            equity                              $ 371,274,389    $ 359,645,473
                                                =============    =============




See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                       2006              2005
                                                       ----              ----
Cash flows from operating activities:
      Net cash provided by (used in)
         operating activities                      $ 23,210,232    $ (1,921,090)
                                                   ------------    ------------

Cash flows from investing activities:
    Securities held to maturity:
      Purchase - fixed maturity securities           (8,308,157)     (5,484,347)
      Calls and maturities - fixed
         maturity securities                          2,802,159       7,381,707
   Securities available for sale:
      Purchase - fixed maturity securities             (173,262)             --
      Sales (purchases) - equity securities          10,002,660       1,992,991
   Purchases of short-term investments               (9,299,253)    (11,924,755)
   Sales of short-term investments                           --      14,127,733
   Purchases of restricted assets                       (63,943)       (169,310)
   Change in assets for perpetual care trusts           (58,433)       (170,736)
   Amount received for perpetual care trusts             85,855          72,585
   Mortgage, policy, and other loans made           (51,337,926)    (58,817,295)
   Payments received for mortgage,
      policy, and other loans                        44,156,058      57,737,641
   Purchases of property and equipment               (1,241,988)     (1,403,476)
   Disposal of property and equipment                   679,769          --
   Purchases of real estate                          (1,830,877)     (2,995,748)
   Sale of real estate                                2,914,996       2,294,238
                                                   ------------    ------------
         Net cash provided by
              (used in) investing activities        (11,672,342)      2,641,228
                                                   ------------    ------------

Cash flows from financing activities:
   Annuity contract receipts                          4,484,563       4,237,386
   Annuity contract withdrawals                      (8,325,520)     (7,111,885)
   Sale of treasury stock                               454,701         413,965
   Repayment of bank loans and notes and
      contracts payable                              (2,535,312)     (2,575,517)
   Proceeds from borrowing on notes and
      Contracts                                         750,000          --
                                                   ------------    ------------
   Net cash used in financing activities             (5,171,568)     (5,036,051)
                                                   ------------    ------------

Net change in cash and cash equivalents               6,366,322      (4,315,913)

Cash and cash equivalents at beginning of period     16,632,966      15,333,668
                                                   ------------    ------------
Cash and cash equivalents at end of period         $ 22,999,288    $ 11,017,755
                                                   ============    ============

See accompanying notes to condensed consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2006 (Unaudited)


1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-K (file number 0-9341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2006, (Unaudited)


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

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"). Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The effective date of the recognition and disclosure provisions for calendar-year public companies is for calendar years ending after December 15, 2006. The Company is currently evaluating the impact of this new standard but it is not expected to have a significant effect on the consolidated financial statements for the year ending December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company's consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2006, (Unaudited)


In  September  2006,  the  Securities  and  Exchange   Commission  issued  Staff
Accounting Bulletin No. 108 ("SAB 108"). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for its December 31, 2006 year-end. The adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial statements.

3.   Comprehensive Income

For the three months ended September 30, 2006 and 2005, total comprehensive income amounted to $1,254,000 and $2,587,000, respectively. This decrease of $1,332,000 was primarily the result of an increase in net income of $215,000, a decrease in derivatives of $465,000, and a $1,082,000 decrease in unrealized gains and losses in securities available for sale.

For the nine months ended September 30, 2006 and 2005, total comprehensive income amounted to $3,915,000 and $3,292,000 respectively. This increase of $623,000 was primarily the result of an increase in net income of $1,121,000, a decrease in derivatives of $848,000, and an increase of $350,000 in unrealized gains and losses in securities available for sale.

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

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2006, (Unaudited)


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

                                                    Nine Months Ended
                                                       September 30,
                                                    2006         2005
                                                    -----        ----
Dividend yield                                       N/A*          5%
Expected volatility                                  N/A*         39%
Risk-free interest rate                              N/A*        3.4%
Expected holding period (in years)                   N/A*        7.5
Weighted-average fair value of options granted       N/A*       $1.92
----------------
* Not applicable as there were no options granted during the period.

No options were granted for the nine months ended September 30, 2006. Total compensation costs relating to stock-based compensation was not material during the nine months ended September 30, 2006, including the effects from adoption of SFAS 123R, which would have previously been presented in a pro forma disclosure, as discussed above.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its stock-based compensation awards for periods prior to adoption of SFAS 123R, and the actual effect on net income and earnings per share for the period subsequent to the adoption of SFAS 123R:

                                                            Nine Months Ended
                                                              September 30,
                                                          2006          2005
                                                          -----         ----
Net earnings, as reported                              $3,278,602    $2,158,096
Total stock-based employee compensation recognized         --            --
Total stock-based employee compensation expense
     determined under fair value based method
     for all awards                                        --            --
                                                       ----------    ----------
Pro forma net earnings                                 $3,278,602   $2,158,096
                                                       ==========   ==========

Basic earnings per share, as reported                        $.50         $.35
Diluted earnings per share as reported                       $.49         $.35

Basic earnings per share, pro forma                          $.50         $.35
Diluted earnings per share, pro forma                        $.49         $.35

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2006, (Unaudited)



5.    Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

                                                         Three Months Ended
                                                            September 30,
                                                       2006           2005
                                                       ----           ----
Numerator:
      Net income                                   $1,541,297     $ 1,326,713
                                                   ==========     ===========
Denominator:
      Denominator for basic earnings per share-
        weighted-average shares                     6,597,573       6,159,174
                                                   ----------     -----------

      Effect of dilutive securities:
        Employee stock options                        124,490             168
        Stock appreciation rights                       1,040             577
                                                 ------------     -----------
      Dilutive potential common shares                125,530             745
                                                 ------------     -----------
      Denominator for diluted earnings per
        share-adjusted weighted-average
        shares and assumed conversions*             6,723,103       6,159,919
                                                  ===========     ===========

      Basic earnings per share                           $.23            $.22
                                                         ====            ====
      Diluted earnings per shar                          $.23            $.22
                                                         ====            ====

Earnings per share amounts have been adjusted for the effect of annual stock dividends.

                                                        Nine Months Ended
                                                          September 30,
                                                    2006               2005
                                                    ----               ----
Numerator:
      Net income                                  $3,278,602        $2,158,096
                                                  ==========        ==========
Denominator:
      Denominator for basic earnings per share-
        weighted-average shares                    6,557,062         6,119,472
                                                 -----------        ----------

      Effect of dilutive securities:
        Employee stock options                       132,795            23,971
        Stock appreciation rights                      1,081               541
                                                ------------       -----------
      Dilutive potential common shares               133,876            24,512
                                                 -----------       -----------
      Denominator for diluted earnings per
        share-adjusted weighted-average
        shares and assumed conversions*            6,690,938         6,143,984
                                                 ===========       ===========

      Basic earnings per share                          $.50              $.35
                                                        ====              ====

      Diluted earnings per share                        $.49              $.35
                                                        ====              ====

*The Company has two classes of common stock outstanding, Class A and Class C. The Class C share in distribution of earnings on a 10-for-1 basis with the Class A shares; therefore, earnings per share for the Class C shares are converted to Class A shares on a 10-for-1 basis.



            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2006 (Unaudited)


Earnings per share amounts have been adjusted for the effect of annual stock dividends.

6.  Business Segment
                                   Life        Cemetery/                  Reconciling
                                Insurance      Mortuary       Mortgage       Items        Consolidated
For the Three Months Ended      ----------    -----------     ---------    ------------    -------------
September 30, 2006
--------------------------
   Revenues from
      external customers       $10,932,078    $3,908,464     $23,734,233    $    --         $38,574,775

   Intersegment revenues         1,119,078        23,001         103,139     (1,245,218)        --

   Segment profit (loss)
      before income taxes          993,541       662,308         477,686         --           2,133,535

For the Three Months Ended
September 30, 2005
--------------------------
   Revenues from
      external customers        $8,927,439    $2,796,506     $23,836,648 $       --         $35,560,593

   Intersegment revenues         1,297,110        30,668          92,743     (1,420,521)         --

   Segment profit (loss)
      before income taxes          470,689       (23,454)      1,508,229         --           1,955,464

For the Nine Months Ended
September 30, 2006
-------------------------
   Revenues from
      external customers       $32,541,462   $10,677,636     $61,905,819         --        $105,124,917

   Intersegment revenues         3,773,545        69,003         315,757     (4,158,305)         --

   Segment profit (loss)
      before income taxes        3,046,942     1,267,436          14,181         --           4,328,559

   Identifiable assets         356,839,984    54,111,387      19,571,930    (59,248,912)    371,274,389

For the Nine Months Ended
September 30, 2005
-------------------------
   Revenues from
      external sources         $28,505,978    $9,130,423     $57,590,932$        --         $95,227,333

   Intersegment revenues         3,666,646        69,003         255,783     (3,991,432)         --

   Segment profit (loss)
      before income taxes        1,806,834       398,433         715,047         --           2,920,314

   Identifiable assets         309,087,308    49,244,698      18,645,032    (52,398,603)    324,578,435


            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2006, (Unaudited)


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

The unaudited consolidated pro forma results of operations assuming consummation of the purchase of Memorial Insurance Company as of January 1, 2005, are summarized as follows:

                                                  Unaudited Pro Forma

                                        Three Months Ended   Nine Months Ended
                                        September 30, 2005   September 30, 2005
                                        ------------------   ------------------
                                        In thousands except earnings per share
     Total revenue                            $36,476             $97,972
     Net earnings                             $ 1,536             $ 2,786
     Basic earnings per share                    $.25                $.46
     Diluted earnings per share                  $.25                $.45

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2006, (Unaudited)


8.   Other Business Activity

The City of Phoenix (in Arizona) began condemnation proceedings during 2004 on the property where the Camelback Funeral Home was located for purposes of constructing a light rail facility. The city placed $1,200,000 in escrow to pay the Company for the property that was condemned. The carrying amount on the Company's financial statements for the land and building of the Camelback Funeral Home at December 31, 2005 was $678,889. The Company has had an independent appraisal and negotiated a higher sales price with the city. In July 2006, the Company settled with the City of Phoenix for a sales price of $1,440,000. As a result of the sale, the Company recognized a gain of $760,231 during the third quarter of 2006. The first payment of $1,200,000 was made by the City of Phoenix in August 2006 with the remaining amount to be received within 30 days of the city council's approval of the sales price.

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

The claims made in the letter on behalf of Gornichec included but were not limited to, wrongful termination in violation of public policy, misrepresentation, age discrimination, whistle-blower retaliation, interference with economic advantage, breach of contract, breach of the covenant of good faith and fair dealing, and infliction of emotional distress. Gornichec also claimed he was owed a certain amount from a retirement plan. The letter from Gornichec's attorney proposed a settlement in the amount of $420,000. Based on its investigation, the Company believes Gornichec was an independent contractor rather than an employee, and there was no justification for the claims and the settlement amount sought. The Company reached a settlement with Gornichec, which resulted in the Company paying $27,000 to Gornichec during the second quarter of 2006.

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

On November 23, 2005, Hood filed a complaint in the Superior Court of the State of California for the County for San Diego (Case No. GIE 028978) against Singing Hills Memorial Park and California Memorial Estates, Inc, wholly owned subsidiaries of the Company. The claims in the complaint include wrongful termination in violation of public policy, retaliation in violation of public policy, race discrimination in violation of the California Fair Employment and Housing Act, retaliation in violation of the California Fair Employment and Housing Act, intentional infliction of emotional distress, plus punitive damages, attorney's fees and costs of the lawsuit. There are no specific amounts requested in the complaint, but damages are in an amount to be proven at a jury trial. The Company contends that Hood voluntarily quit and was not terminated. The trial was set for November 2006. The Company reached a settlement with Hood, which resulted in the Company paying $30, 000 to Hood, during the third quarter of 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
       ------------------------------------------------------------------------

Overview

The Company's operations over the last several years generally reflect three trends or events which the Company expects to continue: (i) increased attention to "niche" insurance products, such as the Company's funeral plan policies and traditional whole-life products; (ii) emphasis on cemetery and mortuary business; and (iii) originating and refinancing mortgage loans.

During the nine months ended September 30, 2006, SecurityNational Mortgage Company ("SNMC") experienced an increase in revenue and expenses due to the increase in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from the borrowers and other secondary fees from third party investors who purchase the loans from SNMC. SNMC primarily sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. SNMC originated and sold 9,665 ($1,607,842,000) and 9,421 (1,516,694,000) loans, respectively, for the nine months ended September 30, 2006 and 2005.

Results of Operations

Third Quarter of 2006 Compared to Third Quarter of 2005

Total revenues increased by $3,014,000, or 8.5%, to $38,575,000 for the three months ended September 30, 2006, from $35,561,000 for the three months ended September 30, 2005. Contributing to this increase in total revenues was an $546,000 increase in mortgage fee income, a $1,100,000 increase in insurance premiums and other considerations, a $267,000 increase in net investment income, a $393,000 increase in net mortuary and cemetery sales, and a $716,000 increase in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $1,100,000, or 17.1%, to $7,537,000 for the three months ended September 30, 2006, from $6,437,000 for the comparable period in 2005. This increase was primarily due to additional premiums realized from new insurance sales and from the acquisition of Memorial Insurance Company on December 29, 2005.

Net investment income increased by $267,000, or 4.9%, to $5,742,000 for the three months ended September 30, 2006, from $5,475,000 for the comparable period in 2005. This increase was primarily attributable to additional interest income from increased long-term bond and mortgage purchases over the comparable period in 2005 and additional investment income from the assets received from the acquisition of Memorial Insurance Company.

Net mortuary and cemetery sales increased by $393,000, or 15.9%, to $2,865,000 for the three months ended September 30, 2006, from $2,472,000 for the comparable period in 2005. This increase was due to increased at-need sales in cemetery and mortuary operations and increased pre-need land sales in cemetery operations.

Realized gains on investments and other assets increased by $716,000 to $731,000 for the three months ended September 30, 2006 from $15,000 for the comparable period in 2005. This was due primarily to a gain of $760,000 from the sale of the Camelback Funeral Home to the city of Phoenix pursuant to condemnation proceedings to construct a light rail facility.

Mortgage fee income increased by $546,000, or 2.6%, to $21,602,000 for the three months ended September 30, 2006, from $21,056,000 for the comparable period in 2005. This increase was primarily attributable to an increase in the number of loan originations during the third quarter of 2006 due to the opening of additional mortgage offices and increased production in existing mortgage offices, which resulted in financing a greater number of mortgage loans.

Total benefits and expenses were $36,441,000, or 94.5% of total revenues, for the three months ended September 30, 2006, as compared to $33,605,000, or 94.5% of total revenues, for the comparable period in 2005. This increase primarily resulted from increased loan costs at SecurityNational Mortgage Company due to a greater number of loan originations and additional expenses from the operations of Memorial Insurance Company, which the Company acquired on December 29, 2005.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $860,000, or 14.7%, to $6,705,000 for the three months ended September 30, 2006, from $5,845,000 for the comparable period in 2005. This increase was primarily the result of an increase in death benefits and surrenders and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and costs of insurance acquired increased by $642,000, or 86.6%, to $1,383,000 for the three months ended September 30, 2006, from $741,000 for the comparable period in 2005. This increase was primarily due to increased business and to adjustments in actuarial assumptions.

Selling, general and administrative expenses increased by $1,427,000, or 5.7%, to $26,464,000 for the three months ended September 30, 2006, from $25,037,000 for the comparable period in 2005. This increase primarily resulted from an increase in commissions due to a greater number of mortgage loan originations made by SecurityNational Mortgage Company during the third quarter of 2006, additional expenses from the operations of Memorial Insurance Company, which the Company purchased on December 29, 2005, and increased salaries of existing employees and an increase in the number of employees.

Interest expense decreased by $171,000, or 11.4%, to $1,331,000 for the three months ended September 30, 2006, from $1,502,000 for the comparable period in 2005. This decrease was primarily due to a reduction in warehouse lines of credit required for a fewer number of warehoused mortgage loans made by SecurityNational Mortgage Company.

Cost of goods and services sold of the mortuaries and cemeteries increased by $78,000, or 16.3%, to $558,000 for the three months ended September 30, 2006, from $480,000 for the comparable period in 2005. This increase was primarily due to increased pre-need cemetery land sales.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Total revenues increased by $9,898,000, or 10.4%, to $105,125,000 for the nine months ended September 30, 2006, from $95,227,000 for the nine months ended September 30, 2005. Contributing to this increase in total revenues was a $4,840,000 increase in mortgage fee income, a $2,165,000 increase in insurance premiums and other considerations, a $1,403,000 increase in net investment income, a $870,000 increase in net mortuary and cemetery sales and a $750,000 increase in realized gains on investments and other assets. This increase was partially offset by a $131,000 decrease in other revenues.

Insurance premiums and other considerations increased by $2,165,000, or 10.6%, to $22,495,000 for the nine months ended September 30, 2006, from $20,330,000 for the comparable period in 2005. This increase was primarily due to additional premiums realized from new insurance sales and from the acquisition of Memorial Insurance Company on December 29, 2005.

Net investment income increased by $1,403,000, or 9.4%, to $16,321,000 for the nine months ended September 30, 2006, from $14,918,000 for the comparable period in 2005. This increase was primarily attributable to additional interest income from increased long-term bond and mortgage purchases over the comparable period in 2005 and additional investment income from the assets received as a result of the acquisition of Memorial Insurance Company.

Net mortuary and cemetery sales increased by $870,000, or 10.6% to $9,074,000 for the nine months ended September 30, 2006, from $8,204,000 for the comparable period in 2005. This increase was due to increased at-need sales at the cemetery and mortuary operations and increased pre-need land sales in cemetery operations.

Realized gains on investments and other assets increased by $750,000 to $789,000 for the three months ended September 30, 2006 from $39,000 for the comparable period in 2005. This was primarily due to a gain of $760,000 from the sale of the Camelback Funeral Home to the city of Phoenix pursuant to condemnation proceedings to construct a light rail facility.

Mortgage fee income increased by $4,840,000, or 9.4%, to $56,162,000 for the nine months ended September 30, 2006, from $51,322,000 for the comparable period in 2005. This increase was primarily attributable to an increase in the number of loan originations during the first nine months of 2006 due to the opening of additional mortgage offices and increased production in existing mortgage offices, which resulted in financing a greater number of mortgage loans.

Other revenues decreased by $131,000, or 31.6%, to $284,000 for the nine months ended September 30, 2006 from $415,000 for the comparable period in 2005. This decrease was due to a reduction in other revenues from the Company's mortuary operations.

Total benefits and expenses were $100,796,000, or 95.9% of total revenues, for the nine months ended September 30, 2006, as compared to $92,307,000, or 96.9% of total revenues, for the comparable period in 2005. This increase primarily resulted from increased loan costs at SecurityNational Mortgage Company due to a greater number of loan originations and additional expenses from the operations of Memorial Insurance Company, which the Company acquired on December 29, 2005.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $2,276,000, or 12.5%, to $20,440,000 for the nine months ended September 30, 2006, from $18,164,000 for the comparable period in 2005. This increase was primarily due to increased business and to adjustments in actuarial assumptions.

Amortization of deferred policy and pre-need acquisition costs and costs of insurance acquired increased by $488,000, or 19.8%, to $2,949,000 for the nine months ended September 30, 2006, from $2,461,000 for the comparable period in 2005. This increase was primarily due to the realization of improvements in persistency and to expenses.

Selling, general and administrative expenses increased by $5,286,000, or 7.9%, to $72,202,000 for the nine months ended September 30, 2006, from $66,916,000 for the comparable period in 2005. This increase primarily resulted from an increase in commissions due to a greater number of mortgage loan originations made by SecurityNational Mortgage Company during the first nine months of 2006, additional expenses from the operations of Memorial Insurance Company, which the Company purchased on December 29, 2005, and increased salaries of existing employees and an increase in the number of employees.

Interest expense increased by $268,000, or 8.4%, to $3,440,000 for the nine months ended September 30, 2006, from $3,172,000 for the comparable period in 2005. This increase was primarily due to increased warehouse lines of credit required for a greater number of warehoused mortgage loans made by SecurityNational Mortgage Company.

Cost of goods and services sold of the mortuaries and cemeteries increased by $171,000, or 10.7%, to $1,766,000 for the nine months ended September 30, 2006, from $1,595,000 for the comparable period in 2005. This increase was primarily due to increased cemetery and mortuary sales.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the life insurance subsidiaries amounted to $99,900,000 as of September 30, 2006, compared to $96,378,000 as of December 31, 2005. This represents 45.3% and 46.0% of the total insurance-related investments as of September 30, 2006, and December 31, 2005, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At September 30, 2006 and December 31, 2005, 2% ($1,575,000) and 4% ($3,431,000) of the Company's total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2006 and December 31, 2005, the capital levels of the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity and bank debt and notes payable was $58,574,000 as of September 30, 2006, as compared to $55,971,000 as of December 31, 2005. Stockholders' equity as a percent of total capitalization was 85% and 82% as of September 30, 2006 and December 31, 2005, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2005 was 7.9% as compared to a rate of 9.0% for 2004. The 2006 lapse rate to date has been approximately the same as 2005.

At September 30, 2006, $16,884,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2005.

Item 4.   Controls and Procedures

     (a) Evaluation of disclosure controls and procedures - The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2006. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

On November 23, 2005, Hood filed a complaint in the Superior Court of the State of California for the County for San Diego (Case No. GIE 028978) against Singing Hills Memorial Park and California Memorial Estates, Inc, wholly owned subsidiaries of the Company. The claims in the complaint include wrongful termination in violation of public policy, retaliation in violation of public policy, race discrimination in violation of the California Fair Employment and Housing Act, retaliation in violation of the California Fair Employment and Housing Act, intentional infliction of emotional distress, plus punitive damages, attorney's fees and costs of the lawsuit. There are no specific amounts requested in the complaint, but damages are in an amount to be proven at a jury trial. The Company contends that Hood voluntarily quit and was not terminated. The trial was set for November 2006. The Company reached a settlement with Hood, which resulted in payment of $30,000 to Hood.

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

Item 2.        Changes in Securities and Use of Proceeds

               NONE

Item 3.        Defaults Upon Senior Securities

               NONE

Item 4.        Submission of Matters to a Vote of Security Holders

               At the Annual Meeting of Stockholders held on July 7, 2006, the following matters were acted upon: (i) seven directors consisting of George R. Quist, Scott M. Quist, J. Lynn Beckstead, Jr., Charles L. Crittenden, Dr. Robert G. Hunter, H. Craig Moody and Norman G. Wilbur were elected to serve until the next annual stockholders meeting or until their respective successors are elected and qualified (for George R. Quist, with Class A and Class C shares voting, 11,462,189 votes were cast in favor of election, no votes were cast against election, and there were 23,963 abstentions; for Scott M. Quist, with Class A and Class C shares voting, 11,451,638 votes were cast in favor of election, no votes were cast against election, and there were 34,514 abstentions; for J. Lynn Beckstead, Jr., with Class A shares voting, 5,329,919 votes were cast in favor of election, no votes were cast against election, and there were 28,129 abstentions; for Charles L. Crittenden, with Class A and Class C shares, 11,464,536 votes were cast in favor of election, no votes were cast against election, and there were 21,616 abstentions; for Dr. Robert G. Hunter, with Class A and Class C shares voting,
               11,460,197 votes were cast in favor of election, no votes cast against election, and there were 25,955 abstentions; for H. Craig Moody, with Class A shares voting, 5,337,252 votes were cast in favor of election, no votes cast against election, and there were 20,796 abstentions; and for Norman G. Wilbur, with Class A and Class C shares voting, 11,460,197 votes were cast in favor of election, no votes were cast against election, and there were 25,955 abstentions); and (ii) the appointment of Hansen, Barnett & Maxwell, P.C. as the Company's registered pubic independent accountants for the fiscal year ending December 31, 2006 was ratified (with 11,475,856 votes cast for appointment, 2,232 votes against appointment, and there were 8,064 abstentions).

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

            (1) Incorporated by reference from Registration Statement on
                Form S-1, as filed on September 29, 1987
            (2) Incorporated by reference from Annual Report on Form 10-K, as filed on September 30, 1989
            (3) Incorporated by reference from Schedule 14A Definitive Proxy
                Statement, filed August 29, 2000, relating to the Company's Annual Meeting of Shareholders
            (4) Incorporated by reference from Annual Report on Form 10-K, as filed on April 16, 2001
            (5) Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
            (6) Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003
            (7) Incorporated by reference from Schedule 14A Definitive Proxy
                Statement, Filed on September 5, 2003, relating to the Company's Annual Meeting of Shareholders
            (8) Incorporated by reference from Report on Form 10-Q, as filed on
                November 14, 2003
            (9) Incorporated by reference from Report on Form 8-K, as filed
                March 30, 2004
           (10) Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
           (11) Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
           (12) Incorporated by reference from Report on Form 8-K, as filed on August 30, 2004
           (13) Incorporated by reference from Report on Form 10-K, as filed on September 30, 2005
           (14) Incorporated by reference from Report on Form 8-K, as filed on September 27, 2005
           (15) Incorporated by reference from Report on Form 8-K, as filed on January 5, 2006
           (16) Incorporated by reference from Report on Form 8-K, as filed on January 11, 2006

    (b) Reports on Form 8-K:

          No reports were filed by the Company during the quarter ended September 30, 2006

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant



DATED: November 14, 2006                 By:  s/s George R. Quist
                                              -------------------
                                              George R. Quist
                                              Chairman of the Board and Chief
                                              Executive Officer
                                              (Principal Executive Officer)


DATED: November 14, 2006                 By:  s/s Stephen M. Sill
                                              -------------------
                                              Stephen M. Sill
                                              Vice President, Treasurer and
                                              Chief Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)

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

Date: November 14, 2006

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

Date:  November 14, 2006

                                       By:  Stephen M. Sill
                                            Vice President, Treasurer and
                                            Chief Financial Officer

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10-Q for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:    November 14, 2006                By:   George R. Quist
                                                Chairman of the Board
                                                and Chief Executive Office


                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10-Q for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Vice President, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:    November 14, 2006               By:  Stephen M. Sill
                                              Vice President, Treasurer and
                                              Chief Financial Officer