Form 10-K
period 2006-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2007-04-02
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006, or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from       to

Commission file number 0-9341

Security National Financial Corporation
(Exact name of registrant as specified in its charter)

UTAH	87-0345941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5300 South 360 West, Suite 250 Salt Lake City, Utah	84123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(801) 264-1060

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $2.00 Par Value	Nasdaq National Market
Class C Common Stock, $0.20 Par Value	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes__ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2). Yes__ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of Registrant’s most recently completed second fiscal quarter was $17,049,000, based upon the closing price on that date on the Nasdaq National Market.

As of March 31, 2007, there were 6,355,622 shares of Class A Common Stock, $2.00 par value per share, and 6,972,426 shares of Class C Common Stock, $.20 par value per share, outstanding.

Documents Incorporated by Reference Portions of the definitive Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
1

Item 1. Business

Security National Financial Corporation (the “Company”) operates in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance. These products are marketed in 38 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment of the Company consists of five cemeteries in the state of Utah and one in the state of California and eight mortuaries in the state of Utah and four in the state of Arizona. The Company also engages in pre-need selling of funeral, cemetery and cremation services through its Utah, Arizona and California operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction and existing homes and real estate projects. The mortgage loan segment operates through 28 wholesale and retail offices in thirteen states, and is an approved mortgage lender in several states.

The design and structure of the Company is that each business segment is related to the other business segments and contributes to the profitability of the other segments. Because of the Company’s cemetery and mortuary operations in Utah, California and Arizona, the Company enjoys a level of public awareness that assists in the sales and marketing of insurance and pre-need cemetery and funeral products. The Company’s insurance subsidiaries invest their assets (representing in part the pre-paid funerals) in investments authorized by the respective insurance departments of their states of domicile. One such investment authorized by the insurance departments is high quality mortgage loans. Thus, while each business segment is a profit center on a stand-alone basis, this horizontal integration of each segment is planned to lead to improved profitability of the Company. The Company also pursues growth through acquisitions of both life insurance companies and cemeteries and mortuaries. The Company’s acquisition business strategy is based on reducing the overhead cost of the acquired company by utilizing existing personnel, management, and technology while still providing quality service to customers and policyholders.

The Company was organized as a holding company in 1979, when Security National Life Insurance Company (“Security National Life”) became a wholly owned subsidiary of the Company and the former stockholders of Security National Life became stockholders of the Company. Security National Life was formed in 1965 and has grown through the direct sale of life insurance and annuities and through the acquisition of other insurance companies, including the acquisitions of Capital Investors Life Insurance Company in 1994 and Civil Service Employees Life Insurance Company in 1995, a stock purchase transaction with Southern Security Life Insurance Company (“Southern Security Life”) in 1998 (involving the purchase of 57.4% of the outstanding common shares of Southern Security Life), an asset purchase transaction with Acadian Life Insurance Company (“Acadian”) in 2002, the acquisition of Paramount Security Life Insurance Company (“Paramount”), now Security National Life Insurance Company of Louisiana (“Security National Life of Louisiana”) in March 2004, a merger transaction involving the purchase of the remaining outstanding shares of Southern Security Life in January 2005, which resulted in Southern Security Life Insurance Company becoming a wholly-owned subsidiary of Security National Life, and the acquisition of Memorial Insurance Company of America (“Memorial Insurance Company”) in December 2005.

In December 2005, all of the remaining insurance business of Southern Security Life was transferred to Security National Life by a reinsurance agreement, except for the capital and surplus required to be maintained under Florida law. In December 2006, Southern Security Life was sold in a stock sales transaction. At the time of sale, Southern Security Life’s assets consisted of a corporate charter, licenses and the required capital and surplus. The sale of Southern Security Life is conditioned upon the subsequent approval of the transaction by the Florida Office of Insurance Regulation and, if such approval is not obtained, Southern Security Life will be liquidated.

The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies, including the acquisitions of Paradise Chapel Funeral Home, Inc. in 1989, Holladay Memorial Park, Inc., Cottonwood Mortuary, Inc. and Deseret Memorial, Inc. in 1991, Sunset Funeral Home in 1994, Greer-Wilson Funeral Home, Inc. in 1995 and Crystal Rose Funeral Home in 1997. In 1993, the Company formed SecurityNational Mortgage Company (“SecurityNational Mortgage”) to originate and refinance mortgage loans. Since 1993, SecurityNational Mortgage has opened 28 branches in thirteen states. See Notes to Consolidated Financial Statements for additional disclosure and discussion regarding segments of the business.

Life Insurance

                Products

The Company, through its insurance subsidiaries, Security National Life, Security National Life of Louisiana and Memorial Insurance Company of America, issues and distributes selected lines of life insurance and annuities. The Company’s life insurance business includes funeral plans, interest-sensitive life insurance, as well as other traditional life and accident and health insurance products. The Company places specific marketing emphasis on funeral plans and traditional whole life products sold in association with the costs of higher education.

A funeral plan is a small face value life insurance policy that generally has face coverage of up to $15,000. The Company believes that funeral plans represent a marketing niche that has lower competition since most insurance companies do not offer similar coverages. The purpose of the funeral plan policy is to pay the costs and expenses incurred at the time of a person’s death. On a per thousand dollar cost of insurance basis, these policies can be more expensive to the policyholder than many types of non-burial insurance due to their low face amount, requiring the fixed cost of the policy administration to be distributed over a smaller policy size, and the simplified underwriting practices that result in higher mortality costs.

Through the Company’s higher education funding division, the Company markets strategies for fund accumulations for college and repayment of student loans a child may have after college. Pursuant to those strategies the Company conducts scholarship searches and originates and funds government guaranteed student loans. The traditional whole life product marketed in conjunction with funding of higher education costs is a 10-Pay Whole Life Policy with an annuity rider. Both the paid-up aspect of the whole life policy and the savings aspect of the annuity rider are marketed as a tool for parents to help accumulate money to help fund college expenses or repay loans incurred during college. The product is generally offered to parents who have children under the age of 25.

                Markets and Distribution

The Company is licensed to sell insurance in 38 states. The Company, in marketing its life insurance products, seeks to locate, develop and service specific “niche” markets. A “niche” market is an identifiable market, which the Company believes is not emphasized by most insurers. Funeral plan policies are sold primarily to persons who range in age from 45 to 75. Even though people of all ages and income levels purchase funeral plans, the Company believes that the highest percentage of funeral plan purchasers are individuals who are older than 45 and have low to moderate income.

Higher education funding is for families that desire to prepare for their children’s higher education needs. Such preparation can include searches for scholarships, grant applications, guaranteed student loan applications, and the purchase of life insurance and annuities. In 1965, the Higher Education Act created the guaranteed student loan programs participated in by the Company. Federal Family Education Loan (FFEL) Programs, which now comprise Federal Stafford Loans (formerly Guaranteed Student Loans), Federal PLUS Loans, and Federal Consolidation Loans. The FFEL Program makes these long-term loans available to students attending institutions of higher education, vocation, technical, business and trade schools and some foreign schools.

State or private nonprofit guaranty agencies insure FFEL’s and the Federal Government reimburses these agencies for all or part of the insurance loans they pay to lenders. The federal guaranty on an FFEL replaces the security (collateral) usually required for a long-term consumer loan. These government programs have numerous rules for qualification and have limits on how much you can borrow. The Company’s whole life product has an annuity rider that can provide a way for families to save additional funds for their children’s education. The Company has a student loan resource department, which is available to policyholders to help parents and students apply for various scholarships, grants and loans.

A majority of the Company’s funeral plan premiums come from the states of Arizona, Arkansas, Colorado, Idaho, Kansas, Mississippi, Oklahoma, Texas and Utah. A majority of the Company’s non-funeral plan life insurance premiums come from the states of Alabama, California, Florida, Georgia, Louisiana, Mississippi, Missouri, New Mexico, South Carolina and Utah.

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

In some instances, funeral plan insurance is marketed in conjunction with the Company’s cemetery and mortuary sales force. When it is marketed by that group, the beneficiary is usually the Company’s cemeteries and mortuaries. Thus, death benefits that become payable under the policy are paid to the Company’s cemetery and mortuary subsidiaries to the extent of services performed and products purchased.

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2006:

	2006		2005		2004		2003		2002

Life Insurance Policy/Cert. Count as of December 31	401,441		413,753	(5)	357,767	(3)	353,017	(2)	341,909	(1)
Insurance in force as of December 31 (omitted 000)	$2,620,694		$3,216,946	(5)	$2,914,135	(3)	$2,914,438	(2)	$2,635,436	(1)
Premiums Collected (omitted 000)	$31,619	(4)	$27,275	(5)	$30,560	(3)	$28,598	(1)(2)	$14,699

(1)	Includes the purchase of assets from Acadian Life Insurance Company on December 23, 2002.

(2)	Includes reinsurance assumed on October 1, 2003, under agreement with Guaranty Income Life Insurance Company. This agreement was cancelled on January 1, 2005.

(3)	Includes the purchase of Paramount Security Life Insurance Company, now known as Security National Life Insurance Company of Louisiana, on March 16, 2004.

(4)	Includes the purchase of Memorial Insurance Company of America on December 29, 2005.

(5)	Includes the termination of reinsurance assumed with Guaranty Income Life Insurance Company effective January 1, 2005.
4

      Underwriting

The Factors considered in evaluating an application for ordinary life insurance coverage can include the applicant’s age, occupation, general health and medical history. Upon receipt of a satisfactory (non-funeral plan insurance) application, which contains pertinent medical questions, the Company writes insurance based upon its medical limits and requirements subject to the following general non-medical limits:

Age Nearest Birthday	Non-Medical Limits

0-50	$75,000
51-up	Medical information required (APS or exam)

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

Annuities

                Products

The Company’s annuity business includes single premium deferred annuities, flexible premium deferred annuities and immediate annuities. A single premium deferred annuity is a contract where the individual remits a sum of money to the Company, which is retained on deposit until such time as the individual may wish to annuitize or surrender the contract for cash. A flexible premium deferred annuity gives the contract holder the right to make premium payments of varying amounts or to make no further premium payments after his initial payment. These single and flexible premium deferred annuities can have initial surrender charges. The surrender charges act as a deterrent to individuals who may wish to surrender their annuity contracts.

Annuities have guaranteed interest rates of 3% to 6.5% per annum. Above that, the interest rate credited is periodically determined by the Board of Directors at their discretion. An immediate annuity is a contract in which the individual remits to the Company a sum of money in return for the Company’s obligation to pay a series of payments on a periodic basis over a designated period of time, such as an individual’s life, or for such other period as may be designated.

Holders of annuities generally enjoy a significant benefit under current federal income tax law in that interest accretions that are credited to the annuities do not incur current income tax expense on the part of the contract holder. Instead, the interest income is tax deferred until such time as it is paid out to the contract holder. In order for the Company to realize a profit on an annuity product, the Company must maintain an interest rate spread between its investment income and the interest rate credited to the annuities. From that spread must be deducted commissions, issuance expenses and general and administrative expenses. The Company’s annuities currently have credited interest rates ranging from 3% to 6.5%.

                Markets and Distribution

The general market for the Company’s annuities is middle to older age individuals who wish to save or invest their money in a tax-deferred environment, having relatively high yields. The major source of annuity considerations comes from direct agents. Annuities are also sold in conjunction with other insurance sales. This is true in both the funeral planning and higher education planning areas. If an individual does not qualify for a funeral plan due to health considerations, the agent will often sell that individual an annuity to fund those final expenses. In the higher education planning area, most life insurance sales have as part of the transaction an annuity portion that is used to accumulate funds. The commission rates on annuities are up to 10%.

The following table summarizes the annuity business for the five years ended December 31, 2006:

	2006	2005		2004	2003	2002

Annuities Policy/Cert.
Count as of December 31	8,475	8,904	(1)	7,365	7,206	7,711
Deposits Collected (omitted 000)	$3,977	$2,416		$1,972	$2,026	$3,215

(1)	Includes the purchase of Memorial Insurance Company of America on December 29, 2005.

Accident and Health

      Products

Prior to the acquisition of Capital Investors Life in 1994, the Company did not actively market accident and health products. With the acquisition of Capital Investors Life, the Company acquired a block of accident and health policies which pay limited benefits to policyholders. The Company is currently offering a low-cost comprehensive diver’s accident policy. The diver’s policy provides worldwide coverage for medical expense reimbursement in the event of diving or water sports accidents.

      Markets and Distribution

The Company currently markets its diver’s policy through web marketing.

The following table summarizes the accident and health business for the five years ended December 31, 2006:

	2006	2005	2004	2003	2002

Accident and Health Policy/Cert.
Count as of December 31	13,153	14,934	15,778	17,391	18,921
Premiums Collected (omitted 000)	$274	$285	$308	$352	$365

Reinsurance

When a given policy exceeds the Company’s retention limits, the Company reinsures with other companies that portion of the individual life insurance and accident and health policies it has underwritten. The primary purpose of reinsurance is to enable an insurance company to write a policy in an amount larger than the risk it is willing to assume for itself. The Company remains obligated for amounts ceded in the event the reinsurers do not meet their obligations.

The Company’s policy is to retain no more than $75,000 of ordinary insurance per insured life. Excess risk is reinsured. The total amount of life insurance in force at December 31, 2006, reinsured by other companies aggregated $122,232,000, representing approximately 6.0% of the Company’s life insurance in force on that date.

The Company currently cedes and assumes certain risks with various authorized unaffiliated reinsurers pursuant to reinsurance treaties, which are renewable annually. The premiums paid by the Company are based on a number of factors, primarily including the age of the insured and the risk ceded to the reinsurer.

Investments

The investments that support the Company’s life insurance and annuity obligations are determined by the Investment Committee of the Board of Directors of the various subsidiaries and ratified by the full Board of Directors of the respective subsidiaries. A significant portion of the investments must meet statutory requirements governing the nature and quality of permitted investments by insurance companies. The Company’s interest-sensitive type products, primarily annuities and interest-sensitive whole life, compete with other financial products such as bank certificates of deposit, brokerage sponsored money market funds as well as competing life insurance company products. While it is not the Company’s policy to offer the highest yield in this climate, in order to offer what the Company considers to be a competitive yield, it maintains a diversified portfolio consisting of common stocks, preferred stocks, municipal bonds, investment and non-investment grade bonds including high-yield issues, mortgage loans, real estate, short-term investments and other securities and investments.

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding investments.

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

      Markets and Distribution

The Company’s pre-need cemetery and mortuary sales are marketed to persons of all ages but are generally purchased by persons 45 years of age and older. The Company also markets its mortuary and cemetery products on an at-need basis. The Company is limited in its geographic distribution of these products to areas lying within an approximate 20-mile radius of its mortuaries and cemeteries. The Company’s at-need sales are similarly limited in geographic area.

The Company actively seeks to sell its cemetery and funeral products to customers on a pre-need basis. The Company employs cemetery sales representatives on a commission basis to sell these products. Many of these pre-need cemetery and mortuary sales representatives are also licensed insurance salesmen and sell funeral plan insurance. In many instances, the Company’s cemetery and mortuary facilities are the named beneficiary of the funeral plan policies.

The sales representatives of the Company’s cemetery and mortuary operations are commissioned and receive no salary. The sales commissions range from 4% to 25% for cemetery products and services and 10% to 100% of first year premiums for funeral plan insurance. Potential customers are located via telephone sales prospecting, responses to letters mailed by the sales representatives, newspaper inserts, referrals, contacts made at funeral services, and door-to-door canvassing. The Company trains its sales representatives and generates leads for them. If a customer comes to one of the Company’s cemeteries on an at-need basis, the sales representatives are compensated on a commission basis.

Mortgage Loans

      Products

Beginning in 1993, the Company, through its subsidiary, SecurityNational Mortgage Company has been active in both the residential as well as commercial real estate markets. The Company has current approvals through HUD, Fannie Mae, Freddie Mac and other substantial secondary market investors, which enable it to originate a wide variety of residential mortgage loan products that are subsequently sold to investors. The Company uses internal funding sources as well as maintaining external warehouse lines of credit with unaffiliated financial institutions. The Company also originates residential construction loans.

Security National Capital, a subsidiary of SecurityNational Mortgage Company, originates commercial real estate loans both for internal investment as well as for sale to unaffiliated investors.

      Markets and Distribution

The Company’s residential mortgage lending services are marketed primarily to mortgage originators. SecurityNational Mortgage Company maintains a retail origination presence in the Salt Lake City market in addition to 28 wholesale and retail branch offices located in Arizona, California, Colorado, Florida, Hawaii, Kansas, Nevada, North Carolina, Oklahoma, Oregon, Texas, Utah and Virginia, with sales representatives in these and other states.

Recent Acquisitions and Other Business Activities

       Southern Security Life Insurance Company

On December 31, 2005, Southern Security Life and Security National Life entered into a reinsurance agreement to reinsure the remaining in force business of Southern Security Life to Security National Life to the extent permitted by the Florida Office of Insurance Regulation. The assets and liabilities reinsured under the reinsurance agreement were deposited into a trust account, in which Zions First National Bank has agreed to act as trustee. Under the terms of the reinsurance agreement, in the event of the insolvency of Security National Life, Zions First National Bank will hold and administer the assets and liabilities of Security National Life in trust.

The Florida Office of Insurance Regulation approved the reinsurance agreement on December 28, 2005. As a result of the reinsurance agreement, all of the insurance business and operations of Southern Security Life, including its assets and liabilities, was transferred to Security National Life, as reinsurer, as of December 31, 2005, the effective date of the agreement, except for the capital and surplus which is required to be maintained under Florida law. Thus, $48,528,000 in assets and liabilities were transferred from Southern Security Life to Security National Life pursuant to the reinsurance agreement. In addition, on December 31, 2005, Southern Security Life declared a dividend to Security National Life in the amount of $7,181,000. Following the transfer of the assets and liabilities under the reinsurance agreement and the payment of the dividend, the remaining capital and surplus of Southern Security Life was $3,500,000, which was the amount required in order for Southern Security Life to remain qualified as an admitted insurer in good standing in the state of Florida.

On December 29, 2006, the Company, through its wholly owned subsidiary, Security National Life, completed the sale of Southern Security Life to American Network Insurance Company (“American Network”), a Pennsylvania corporation and wholly owned subsidiary of Penn Treaty America Corporation, a Pennsylvania corporation. Under the terms of the transaction, Security National Life received purchase consideration consisting of $400,000 plus an amount equal to the capital and surplus of Southern Security Life as of December 31, 2006, and American Network received all of the outstanding shares of Southern Security Life . The transaction is subject to and conditioned upon the subsequent approval of the transaction by the Florida Office of Insurance Regulation, the Florida Department of Financial Services, and the Pennsylvania Department of Insurance. American Network is required to make all necessary filings, including a Form A application with the Florida Office of Insurance Regulation, and provide all information and documentation that may reasonably be required by the regulatory authorities to obtain such approval.

At the closing of the transaction on December 29, 2006, Security National Life delivered to the law firm of Mackey Price Thompson & Ostler (“Mackey Price”), an escrow agent in the transaction, to be held and disposed of by such escrow agent pursuant to the terms of an Escrow Agreement, the following: (i) certificates representing all 2,105,235 shares of Southern Security Life’s outstanding common stock; (ii) letters of resignation of the officers and directors of Southern Security Life; (iii) a copy of the Stock Purchase Agreement among American Network, Security National Life and Southern Security Life; (iv) cash in the amount of $503,302 equal to the statutory deposits of Southern Security Life pertaining to the states of Alabama, Michigan and Southern Carolina, which are statutorily required to be in the form of bonds; (v) an original executed Assignment dated December 29, 2006, in which Southern Security Life distributes, assigns and transfers to Security National Life all of Southern Security Life’s capital and surplus accounts, and any other real and personal property that it may have inadvertently failed to previously distribute to Security National Life; and (vi) original executed Articles of Dissolution dated December 29, 2006. In addition, American Network placed in escrow, pursuant to an Escrow Agreement with Preferred Insurance Capital Consultants, LLC as escrow agent, the approximate purchase price of $4,209,132, consisting of $400,000 plus an amount equal to the capital and surplus of Southern Security Life as of September 30, 2006.

Under the terms of the Escrow Agreement with Mackey Price acting as escrow agent, upon receipt by Mackey Price of (a) a written notice from Security National Life and Southern Security Life stating that all governmental approvals of the transaction have been obtained by American Network and the approximate purchase price have been distributed to Security National Life pursuant to the Stock Purchase Agreement, and (b) a written notice from Security National Life confirming receipt of payment from American Network of the difference between the approximate purchase price and the actual purchase price (consisting of the difference between the amount of the capital and surplus of Southern Security Life as of September 30, 2006 as compared to the capital and surplus as of December 31, 2006), Mackey Price has agreed to deliver to American Network the certificates representing all of the shares of Southern Security Life, together with accompanying stock powers, duly endorsed for transfer, and destroy the Assignment and Articles of Dissolution by tearing such documents in half and delivering them to Security National Life, along with the copy of the Stock Purchase Agreement. In addition, under the terms of the Escrow Agreement with Preferred Insurance Capital Consultants, LLC acting as escrow agent, the approximate purchase price being held in escrow shall be wire transferred to Security National Life, with all investment income and interest earned thereon in the escrow account being wire transferred to American Network.

Furthermore, upon obtaining governmental approvals of the transaction, American Network has agreed to immediately deposit its own bonds with the states of Alabama, Michigan and South Carolina and to take necessary action to have Security National Life’s bonds released and returned to Security National Life. Upon receipt of a written notice from American Network that it has deposited its own bonds with the states of Alabama, Michigan and South Carolina and a written notice from Security National Life that it has received the bonds that it had deposited with such states, Mackey Price, acting as escrow agent, has agreed to disburse to American Network the $503,302 in cash being held in escrow, which is an amount equal to the statutory deposits of Southern Security Life pertaining to the states of Alabama, Michigan and South Carolina.

In the event any of the regulatory authorities disapprove or fail to approve the transaction on or before June 30, 2007, Preferred Insurance Capital Consultants acting as escrow agent under the terms of the Escrow Agreement, has agreed to wire transfer to American Network the approximate purchase price and all investment income and interest earned thereon being held in the escrow account. In addition, Mackey Price, acting as escrow agent, has agreed to return to Security National Life the certificates representing all of the shares of Southern Security Life, together with accompanying stock power, duly endorsed for transfer, the $503,302 in cash delivered into escrow by Security National Life equal to the statutory deposits of Southern Security Life pertaining to the states of Alabama, Michigan and South Carolina, and the copy of the Stock Purchase Agreement.

Moreover, in the event the condition subsequent is not satisfied by virtue of any of the regulatory authorities not approving the transaction and the sale of Southern Security Life is, as a result, rescinded, the liquidation of Southern Security Life shall be deemed to be completed as of the closing date on December 29, 2006 by virtue of Mackey Price, as escrow agent under the terms of the Escrow Agreement, delivering to Security National Life the Assignment dated December 29, 2006 and mailing the signed Articles of Dissolution to the Amendment Section, Division of Corporations with the State of Florida to complete the liquidation of Southern Security Life. The liquidation of Southern Security Life would be in accordance with the terms of the Agreement and Plan of Complete Liquidation of Southern Security Life Insurance into Security National Life Insurance Company, which the Board of Directors of both the Company and Security National Life approved on December 12, 2005. Under the terms of this agreement, Southern Security Life would be liquidated into Security National Life in essentially the same manner as the liquidation described in Private Letter Ruling 9847027 in order to achieve the same tax treatment and consequences under Section 332 of the Internal Revenue Code of 1986, as amended, and other applicable provisions described in such Letter Ruling.

      Memorial Insurance Company of America

On December 29, 2005, Security National Life and Southern Security Life completed a stock purchase transaction with Memorial Insurance Company of America, an Arkansas domiciled insurance company (“Memorial Insurance Company”), to purchase all of the outstanding shares of common stock of Memorial Insurance Company. Under the terms of the transaction, the shareholders of Memorial Insurance Company received a total purchase consideration of $13,500,000 for all of the outstanding common shares of Memorial Insurance Company, with each shareholder having received a pro rata share of the total amount of the purchase consideration based upon the number of shares such shareholder owns.

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

Under the terms of the transaction, as set forth in the Stock Purchase Agreement dated September 23, 2005 among Security National Life, Southern Security Life, and Memorial Insurance Company, the shareholders agree, where applicable following the closing of the transaction, to maintain any existing policies from Memorial Insurance

Company that were previously sold through such shareholders’ funeral and mortuary businesses and to avoid replacing any of such policies with the policies of other insurance companies. The shareholders further agree to use their reasonable best efforts to support the business and operations of Memorial Insurance Company, including, where applicable, to maintain a business relationship with Memorial Insurance Company to the extent such a business relationship existed prior to such closing.

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

Regulation

The Company’s insurance subsidiaries, Security National Life, Security National Life of Louisiana, and Memorial Insurance Company are subject to comprehensive regulation in the jurisdictions in which they do business under statutes and regulations administered by state insurance commissioners. Such regulation relates to, among other things, prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents; nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; and requirements regarding aggregate reserves for life policies and annuity contracts, policy claims, unearned premiums, and other matters. The Company’s insurance subsidiaries are subject to this type of regulation in any state in which they are licensed to do business. Such regulation could involve additional costs, restrict operations or delay implementation of the Company’s business plans.

The Company is currently subject to regulation in Utah, Louisiana and Arkansas under insurance holding company legislation, and other states where applicable. Generally, intercorporate transfers of assets and dividend payments from its insurance subsidiaries are subject to prior notice of approval from the State Insurance Department, if they are deemed “extraordinary” under these statutes. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies.

The Company’s cemetery and mortuary subsidiaries are subject to the Federal Trade Commission’s comprehensive funeral industry rules and are subject to state regulations in the various states where such operations are domiciled. The morticians must be licensed by the respective state in which they provide their services. Similarly, the mortuaries and cemeteries are governed and licensed by state statutes and city ordinances in Utah, Arizona and California. Reports are required to be kept on file on a yearly basis which include financial information concerning the number of spaces sold and, where applicable, funds provided to the Endowment Care Trust Fund. Licenses are issued annually on the basis of such reports. The cemeteries maintain city or county licenses where they conduct business.

The Company’s mortgage loan subsidiary, SecurityNational Mortgage, is subject to the rules and regulations of the U.S. Department of Housing and Urban Development and to various state licensing acts and regulations. These regulations, among other things, specify minimum capital requirements, the procedures for the origination, the underwriting, the licensing of wholesale brokers, quality review audits and the amounts that can be charged to borrowers for all FHA and VA loans. Each year, the Company must have an audit by an independent CPA firm to verify compliance under these regulations. In addition to the government regulations, the Company must meet loan requirements of various investors who purchase the loans.

Income Taxes

The Company’s insurance subsidiaries, Security National Life, Security National Life of Louisiana and Memorial Insurance Company are taxed under the Life Insurance Company Tax Act of 1984. Under the act, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions, reserves for future policyholder benefits (with modifications), and a small life insurance company deduction (up to 60% of life insurance company taxable income). The Company may be subject to the corporate Alternative Minimum Tax (AMT). The exposure to AMT is primarily a result of the small life insurance company deduction. Also, under the Tax Reform Act of 1986, distributions in excess of stockholder’s surplus account or a significant decrease in life reserves will result in taxable income.

Security National Life, Security National Life of Louisiana and Memorial Insurance Company may continue to receive the benefit of the small life insurance company deduction. In order to qualify for the small company deduction, the combined assets of the Company must be less than $500,000,000 and the taxable income of the life insurance companies must be less than $3,000,000. To the extent that the net income limitation is exceeded, then the small life insurance company deduction is phased out over the next $12,000,000 of life insurance company taxable income.

Since 1990 Security National Life, Security National Life of Louisiana and Memorial Insurance Company have computed their life insurance taxable income after establishing a provision representing a portion of the costs of acquisition of such life insurance business. The effect of the provision is that a certain percentage of the Company’s premium income is characterized as deferred expenses and recognized over a five to ten year period.

The Company’s non-life insurance company subsidiaries are taxed in general under the regular corporate tax provisions. For taxable years beginning January 1, 1987, the Company may be subject to the Corporate Alternative Minimum Tax and the proportionate disallowance rules for installment sales under the Tax Reform Act of 1986.

Competition

The life insurance industry is highly competitive. There are approximately 2,000 legal reserve life insurance companies in business in the United States. These insurance companies differentiate themselves through marketing techniques, product features, price and customer service. The Company’s insurance subsidiaries compete with a large number of insurance companies, many of which have greater financial resources, a longer business history, and more diversified line of insurance coverage than the Company. In addition, such companies generally have a larger sales force. Further, many of the companies with which the Company competes are mutual companies which may have a competitive advantage because all profits accrue to policyholders. Because the Company is small by industry standards and lacks broad diversification of risk, it may be more vulnerable to losses than larger, better-established companies. The Company believes that its policies and rates for the markets it serves are generally competitive.

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

Employees

As of December 31, 2006, the Company employed 530 full-time and 73 part-time employees.

Item 2. Properties The following table sets forth the location of the Company’s office facilities and certain other information relating to these properties.

Location	Function	Owned Leased	Approximate Square Footage

5300 So. 360 West Salt Lake City, Utah	Corporate Headquarters	Owned (1)	33,200

755 Rinehart Road Lake Mary, Florida	Insurance Operations/ Mortgage Sales	Owned (2)	27,000

3935 I-55 South, Frontage Road Jackson, Mississippi	Insurance Operations	Owned (3)	12,000

2800 Youree Drive Bldg. 1, Suite 207 Shreveport, Louisiana	Insurance Operations	Leased (4)	200

634 West Main Street Blytheville, Arkansas	Insurance Operations	Owned	3,000

410 North 44th Street, Suite 190 Phoenix, Arizona	Mortgage Sales	Leased (5)	1,800

12150 Tributary Point Dr., Suite160 Gold River, California	Mortgage Sales	Leased (6)	2,000

2101 Business Center Dr., Suite 214 Irvine, California	Mortgage Sales	Leased (7)	900

634 North Santa Cruz Ave. Los Gatos, California	Mortgage Sales	Leased (8)	1,600

7676 Hazard Center Drive, Suite 625 San Diego, California	Mortgage Sales	Leased (9)	1,300

27433 Tourney Road, Suite 220 Valencia, California	Mortgage Sales	Leased (10)	2,500

6208 Lehman Drive, Suite 318 Colorado Springs, Colorado	Mortgage Sales	Leased (11)	600

5690 DTC Blvd., Suite 230E Greenwood Village, Colorado	Mortgage Sales	Leased (12)	2,000

7785 Baymeadows Way, Suite 101 Jacksonville, Florida	Mortgage Sales	Leased (13)	1,800

1617 Santa Barbara Blvd. Cape Coral, Florida	Mortgage Sales	Leased (14)	700
14

Item 2. Properties (Continued)

Location	Function	Owned Leased	Approximate Square Footage

5620 Tara Blvd., Suite 103 Bradenton, Florida	Mortgage Sales	Leased (15)	1,200

970 No. Kalaheo, Suite C-201 Kailua, Hawaii	Mortgage Sales	Leased (16)	4,300

6900 College Blvd., Suite 950 Overland Park, Kansas	Mortgage Sales	Leased (17)	1,900

6655 W. Sahara, Suite B-110 Las Vegas, Nevada	Mortgage Sales	Leased (18)	1,400

4045 NW 6th Street, Suite 500 Oklahoma City, Oklahoma	Mortgage Sales	Leased (19)	3,500

505 Village Road Shallotte, North Carolina	Mortgage Sales	Leased (20)	1,000

999 Southwest Disk Drive, Suite 104 Bend, Oregon	Mortgage Sales	Leased (21)	1,800

4800 SW Griffith Drive, Suite 250 Beaverton, Oregon	Mortgage Sales	Leased (22)	2,700

12750 Merit Drive, Suite 1212 Dallas, Texas	Mortgage Sales	Leased (23)	2,600

820 Gessner, Suite 800 Houston, Texas	Mortgage Sales	Leased (24)	2,400

613 Northwest Loop 410, Suite 685 San Antonio, Texas	Mortgage Sales	Leased (25)	1,100

6975 South Union Park, Suite 150 Midvale, Utah	Mortgage Sales	Leased (26)	4,300

5247 Greenpine Drive Murray, Utah	Insurance Operations	Owned (27)	6,600

5278 Pinemont Dr., Suite A180 Murray, Utah	Peace Mausoleum	Owned	800

5251 Green Street, Suite 350 Salt Lake City, Utah	Mortgage Sales	Owned (28)	5,000
15

Item 2. Properties (Continued)

Location	Function	Owned Leased	Approximate Square Footage

970 East Murray-Holladay Rd., Suite 4A Salt Lake City, Utah	Mortgage Sales	Leased (29)	6,400

9149 So. Monroe, Suite A Sandy, Utah	Mortgage Sales	Leased (30)	1,300

474 West 800 North, Suite 102 Orem, Utah	Mortgage Sales	Leased (31)	2,000

6767 Forrest Hill Avenue, Third Floor Richmond, Virginia	Mortgage Sales	Leased (32)	500

(1)	The Company leases an additional 5,376 square feet of the facility to unrelated third parties for approximately $84,200 per year, under leases expiring at various dates after 2006.

(2)	The Company leases an additional 9,903 square feet of the facility to unrelated third parties for approximately $202,200 per year, under leases expiring at various dates after 2006.

(3)	The building is located on 104 undeveloped acres.

(4)	The Company leases this facility for $1,900 per year. The lease expires April 2007.

(5)	The Company leases this facility for $35,300 per year. The lease expires in October 2009.

(6)	The Company leases this facility for $47,600 per year. The lease expires in July 2009.

(7)	The Company leases this facility for $47,700 per year, with a month-to-month lease.

(8)	The Company leases this facility for $39,300 per year. The lease expires in November 2008

(9)	The Company leases this facility for $45,300 per year. The lease expires in June 2008

(10)	The Company leases this facility for $78,000 per year. The lease expires in February 2009.

(11)	The Company leases this facility for $9,600 per year. The lease expires in June 2007.

(12)	The Company leases this facility for $34,200 per year. The lease expires in September 2009.

(13)	The Company leases this facility for $28,800 per year. The lease expires in September 2009.

(14)	The Company leases this facility for $8,400 per year, with a month-to-month lease.

(15)	The Company leases this facility for $20,300 per year. The lease expires in July 2009.

(16)	The Company leases this facility for $21,300 per year. The lease expires in March 2008.

(17)	The Company leases this facility for $38,100 per year. The lease expires in January 2010.

(18)	The Company leases this facility for $49,100 per year, with a month-to-month lease.

(19)	The Company leases this facility for $47,700 per year. The lease expires in March 2008.

(20)	The Company leases this facility for $7,200 per year, with a month-to-month lease.

(21)	The Company leases this facility for $37,400 per year. The lease expires in December 2008.

(22)	The Company leases this facility for $43,000 per year. The lease expires in May 2007.

(23)	The Company leases this facility for $40,500 per year. The lease expires in January 2009.

(24)	The Company leases this facility for $51,300 per year. The lease expires in January 2011.

(25)	The Company leases this facility for $7,200 per year with a month-to-month lease.

(26)	The Company leases this facility for $98,000 per year. The lease expires in January 2010.

(27)	The Company leases an additional 128,300 square feet of the facility to unrelated third parties for approximately $809,200 per year, under leases expiring at various dates after 2006.

(28)	The Company leases an additional 25,000 square feet of the facility to unrelated third parties for approximately $368,000 per year, under leases expiring at various dates after 2006.

(29)	The Company leases this facility for $81,900 per year. The lease expires in February 2007.

(30)	The Company leases this facility for $15,900 per year. The lease expires in August 2007.

(31)	The Company leases this facility for $31,000 per year. The lease expires in February 2007.

(32)	The Company leases this facility for $19,200 per year. The lease expires in March 2007.
16

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

The following table summarizes the location and acreage of the six Company owned cemeteries, each of which includes one or more mausoleums:

				Net Saleable Acreage
Name of Cemetery	Location	Date Acquired	Developed Acreage(1)	Total Acreage(1)	Acres Sold as Cemetery Spaces(2)	Total Available Acreage(1)

Memorial Estates, Inc.:

Lakeview
Cemetery(3)	1640 East Lakeview Dr. Bountiful, Utah	1973	7	40	6	34

Mountain View
Cemetery(3)	3115 East 7800 South Salt Lake City, Utah	1973	15	54	13	41

Redwood
Cemetery(3)(5)	6500 South Redwood Rd. West Jordan, Utah	1973	27	78	27	51

Cottonwood Mortuary Inc.
Deseret Memorial Inc. Lakehills Cemetery(4)
	10055 So. State Street Sandy, Utah	1991	9	41	4	37

Holladay Memorial
Park(4)(5)	4900 So. Memory Lane Holladay, Utah	1991	5	14	3	11

California Memorial Estates Singing Hills Memorial
Park(6)	2800 Dehesa Road El Cajon, California	1995	8	35	3	32

(1)	The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company’s inspection of the cemeteries.

(2)	Includes spaces sold for cash and installment contract sales.

(3)	As of December 31, 2006, there were mortgages of approximately $6,000, collateralized by the property and facilities at Memorial Estates Lakeview, Mountain View and Redwood Cemeteries.

(4)
As of December 31, 2006, there were mortgages of approximately $1,384,000, collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary.

(5)	These cemeteries include two granite mausoleums.

(6)	As of December 31, 2006, there was a mortgage of approximately $209,000, collateralized by the property
17

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the twelve Company owned mortuaries:

Name of Mortuary	Location	Date Acquired	Viewing Room(s)	Chapel(s)	Square Footage

Memorial Mortuary	5850 South 900 East Murray, Utah	1973	3	1	20,000

Memorial Estates, Inc.:
Redwood Mortuary(3)	6500 South Redwood Rd. West Jordan, Utah	1973	2	1	10,000

Mountain View Mortuary(3)	3115 East 7800 South Salt Lake City, Utah	1973	2	1	16,000

Lakeview Mortuary(3)	1640 East Lakeview Dr. Bountiful, Utah	1973	0	1	5,500

Paradise Chapel Funeral Home	3934 East Indian School Road Phoenix, Arizona	1989	2	1	9,800

Deseret Memorial, Inc.:
Colonial Mortuary(1)	2128 South State St. Salt Lake City, Utah	1991	1	1	14,500

Deseret Mortuary(1)	36 East 700 South Salt Lake City, Utah	1991	2	2	36,300

Lakehills Mortuary(3)	10055 South State St. Sandy, Utah	1991	2	1	18,000

Cottonwood Mortuary(1)(3)	4670 South Highland Dr. Holladay, Utah	1991	2	1	14,500

Greer-Wilson
Funeral Home	5921 West Thomas Road Phoenix, Arizona	1995	2	2	25,000

Adobe Funeral Home(4)	218 North Central Avondale, Arizona	1995	1	1	1,850

Crystal Rose Funeral Home(2)	9155 W. VanBuren Tolleson, Arizona	1997	0	1	9,000
18

(1)
As of December 31, 2006, there were mortgages of approximately $1,384,000, collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, Lakehills Cemetery and Colonial Mortuary.

(2)	As of December 31, 2006, there was a mortgage of approximately $103,000, collateralized by the property and facilities of Crystal Rose Funeral Home.

(3)	These funeral homes also provide burial niches at their respective locations.

(4)	As of December 31, 2006, there was a mortgage of approximately $125,000, collateralized by the property and facilities of Adobe Chapel Funeral Home.

Item 3. Legal Proceedings

On March 5, 2007, the Company received a proposed consent order from the Florida Office of Insurance Regulation concerning the New Success Life Program, the higher education product currently being marketed and sold by Southern Security Life. The proposed order states that as a result of the investigation the Florida Office has determined that Southern Security Life violated Florida law (i) by knowingly making statements, sales presentations, omissions or comparisons that misrepresented the benefits, advantages, or terms of the New Success Life Program, and (ii) by knowingly making, advertisements, announcements, or statements containing representations that were untrue or misleading.

The proposed order would require Security National Life and Southern Security Life to immediately cease and desist from making any false or misleading representations to Florida consumers suggesting that the New Success Life Program would accumulate enough value to pay for college expenses in full. The proposed order would also require Security National Life and Southern Security Life to agree to no longer market or sell the New Success Life Program in the State of Florida. In addition, Security National Life and Southern Security Life would be required to send a written notice to Florida consumers who purchased the New Success Life Program on or after January 1, 1998 stating that the higher education program is a whole life insurance product, with a term and annuity rider, and not a college trust fund, savings plan, or other program, and it may not necessarily pay college expenses in full from the accumulated value.

Moreover, the written notice is to provide an opportunity for the Florida consumers who purchased the New Success Life Program on or after January 1, 1998 to cancel their policy and be given a full refund, including all premiums paid, together with interest at the agreed upon rate in the original contract. If each of the Florida consumers who purchased the New Success Life Program after January 1, 1998 was to cancel his or her policy and receive a refund, the cost to the Company to refund all premiums paid, including interest, would be approximately $8,200,000, an amount in excess of the assets of Southern Security Life.

The proposed consent order would also require Security National Life and Southern Security Life to issue refunds including interest to the eleven policyholders whose affidavits were taken in connection with the administrative complaint that the Florida Office had previously filed against Franz Wallace, the former National Sales Director of Southern Security Life. Security National Life and Southern Security Life would additionally be required to issue refunds, including interest, to any Florida policyholder in the New Success Life Program who had filed a complaint with the Florida Department of Financial Services or whose coverage had lapsed. Furthermore, Security National Life and Southern Security Life would be required to notify the state insurance department in each state in which the New Success Life Program is marketed of the order and any complaint that Southern Security Life received relating to the New Success Life Program from policyholders in that state. Finally, Security National Life and Southern Security Life would be required to pay the Florida Office a penalty of $100,000 and administrative costs of $5,000.

The Company disputes the terms of the proposed consent order. The Company is not aware of specific concerns that the Florida Office has with the New Success Life Program because it has received no administrative complaint from the Florida Office nor is it aware of any recent market conduct examination that the Florida Office

19

has conducted relative to the program. The Company intends to vigorously oppose the proposed consent order. The Company is currently engaged in discussions with the Florida Office in an effort to settle the dispute concerning the proposed order. If the Company is unable to reach a satisfactory resolution with the Florida Office with respect to the terms of the proposed consent order and the Florida Office issues a similar order, the Company intends to take action necessary to protect its rights and interests, including requesting a hearing before an administrative law judge to oppose the order. The Company believes any potential liability would be limited to the assets of Southern Security Life, which are approximately $3,847,000.

Except for the proposed consent order from the Florida Office of Insurance Regulation, the Company is not a party to any material legal proceedings outside the ordinary course of business or to any other legal proceedings, which if adversely determined, would have a material adverse effect on its financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2006.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

The Company’s Class A Common Stock trades on the Nasdaq National Market under the symbol “SNFCA.” Prior to August 13, 1987, there was no active public market for the Class A and Class C Common Stock. As of March 29, 2007, the closing sales price of the Class A Common Stock was $4.79 per share. The following are the high and low market closing sales prices for the Class A Common Stock by quarter as reported by Nasdaq since January 1, 2005:

	Price Range

Period (Calendar Year)	High	Low

2005
First Quarter	$3.89	$2.71
Second Quarter	3.36	2.72
Third Quarter	3.00	2.79
Fourth Quarter	3.64	2.82

2006
First Quarter	$4.56	$3.14
Second Quarter	4.73	3.81
Third Quarter	4.16	3.71
Fourth Quarter	5.43	3.93

2007
First Quarter	5.95	4.65

The above sales prices have been adjusted retroactively for the effect of annual stock dividends.

The Class C Common Stock is not actively traded, although there are occasional transactions in such stock by brokerage firms. (See Note 13 to the Consolidated Financial Statements.)

20

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C Common Stock has been paid each year from 1990 through 2006.

The graph below compares the cumulative total stockholder return of the Company’s Class A common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance Index for the period from December 31, 2001 through December 31, 2006. The graph assumes that the value of the investment in the Company’s Class A common stock and in each of the indexes was 100 at December 31, 2001 and that all dividends were reinvested.

The comparison in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company’s Class A common stock.

$0

$50

$100

$150

$200

$250

$300

$350

$400

12/31/01

12/31/02

12/31/03

12/31/04

12/31/05

12/31/06

SNFC

S & P 500

S & P Insurance

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

SNFC	100	268	326	145	174	265
S & P 500	100	77	97	106	109	124
S & P Insurance	100	78	94	99	112	122

The graph set forth above is required by the Securities & Exchange Commission and shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such acts.

As of December 31, 2006, there were 4,603 record holders of Class A Common Stock and 130 record holders of Class C Common Stock.

21

Item 6. Selected Financial Data - The Company and Subsidiaries (Consolidated)

The following selected financial data for each of the five years in the period ended December 31, 2006, are derived from the audited consolidated financial statements. The data as of December 31, 2006 and 2005, and for the three years ended December 31, 2006, should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Consolidated Statement of Earnings Data:

	Year Ended December 31,

	2006(1)	2005	2004(2)	2003(3)	2002

Revenue
Premiums	$30,776,000	$27,170,000	$25,979,000	$23,295,000	$14,077,000
Net investment income	23,246,000	19,387,000	15,939,000	17,303,000	12,540,000
Net mortuary and cemetery sales	12,123,000	10,839,000	11,661,000	10,944,000	10,638,000
Realized (losses) gains on investments	891,000	74,000	74,000	(2,000)	1,021,000
Mortgage fee income	85,113,000	71,859,000	62,690,000	92,955,000	57,008,000
Other	381,000	621,000	855,000	550,000	479,000

Total revenue	152,530,000	129,950,000	117,198,000	145,045,000	95,763,000

Expenses
Policyholder benefits	27,319,000	24,477,000	23,362,000	21,755,000	13,756,000
Amortization of deferred policy acquisition costs	4,125,000	3,031,000	4,602,000	4,929,000	3,994,000
Selling, general and administrative expenses	105,728,000	90,690,000	82,097,000	102,926,000	68,459,000
Interest expense	6,141,000	4,921,000	2,174,000	3,642,000	1,970,000
Cost of goods and services of the mortuaries and cemeteries	2,322,000	2,103,000	2,304,000	2,328,000	2,045,000

Total benefits and expenses	145,635,000	125,222,000	114,539,000	135,580,000	90,224,000

Income before income tax expense	6,895,000	4,728,000	2,659,000	9,465,000	5,539,000
Income tax expense	(1,771,000)	(1,240,000)	(652,000)	(2,891,000)	(1,565,000)
Minority interest in (income) loss of subsidiary	—	—	115,000	22,000	18,000

Net earnings	$5,124,000	$3,488,000	$2,122,000	$6,596,000	$3,992,000

Net earnings per common share(4)	$0.74	$0.51	$0.31	$1.02	$0.64

Weighted average outstanding common shares(4)	6,955,000	6,881,000	6,851,000	6,497,000	6,218,000
Net earnings per common share-assuming dilution(4)	$0.72	$0.50	$0.30	$0.99	$0.62

Weighted average outstanding common shares-assuming dilution(4)	7,106,000	6,912,000	7,067,000	6,649,000	6,389,000
22

Item 6. Selected Financial Data - The Company and Subsidiaries (Consolidated) (Continued) Balance Sheet Data:

	December 31,

	2006	2005(1)	2004(2)	2003	2002(3)

Assets
Investments and restricted assets	$222,683,000	$211,249,000	$182,645,000	$110,386,000	$104,263,000
Cash	10,377,000	16,633,000	15,334,000	19,704,000	38,199,000
Receivables	74,695,000	61,787,000	54,013,000	120,698,000	102,590,000
Other assets	69,640,000	69,976,000	65,471,000	63,653,000	63,805,000

Total assets	$377,395,000	$359,645,000	$317,463,000	$314,441,000	$308,857,000

Liabilities
Policyholder benefits	$272,923,000	$263,981,000	226,785,000	$220,739,000	$217,895,000
Notes & contracts payable	7,671,000	10,273,000	12,263,000	16,909,000	18,321,000
Cemetery & mortuary liabilities	11,534,000	10,829,000	10,762,000	10,562,000	10,076,000
Other liabilities	30,018,000	26,691,000	20,091,000	21,146,000	21,934,000

Total liabilities	322,146,000	311,774,000	269,901,000	269,356,000	268,226,000

Minority interest	—	—	3,813,000	3,957,000	4,298,000

Non-controlling interest perpetual care trusts	2,278,000	2,173,000	2,084,000	1,953,000	1,820,000

Stockholders’ equity	52,971,000	45,698,000	41,665,000	39,175,000	34,513,000

Total liabilities and stockholders’ equity	$377,395,000	$359,645,000	$317,463,000	$314,441,000	$308,857,000

(1)	Includes the purchase of Memorial Insurance Company of America on December 29, 2005.

(2)	Includes the purchase of Paramount Security Life Insurance Company, now Security National Life Insurance Company of Louisiana, on March 16, 2004.

(3)	Includes the purchase of assets from Acadian Life Insurance Company on December 23, 2002.

(4)	Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.
23

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s operations over the last several years generally reflect three trends or events which the Company expects to continue: (i) increased attention to “niche” insurance products, such as the Company’s funeral plan policies and traditional whole life products; (ii) emphasis on cemetery and mortuary business; and (iii) capitalizing on lower interest rates by originating and refinancing mortgage loans and other “niche” mortgage products.

SecurityNational Mortgage Company (“SNMC”) is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions, including the Company’s insurance subsidiaries. SNMC receives fees from the borrowers and other secondary fees from third party investors who purchased the loans from SNMC. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC.

As of December 31, 2006, SNMC had 28 branches in thirteen states. SNMC opened one office in 2004 in Cape Coral, Florida. In 2005, SNMC opened offices in Kailua, Hawaii; Bend, Oregon; Midvale, Utah; and Richmond, Virginia. In 2006, SNMC opened offices in San Jose, California; Shallotte, North Carolina; Irvine, California; Oklahoma City, Oklahoma, Overland Park, Kansas and Beaverton, Oregon. SNMC originated and sold 14,427 loans ($2,461,000,000 loan amount), 12,786 loans ($2,085,000,000 loan amount), and 11,567 loans ($1,781,000,000 loan amount) in 2006, 2005 and 2004, respectively.

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

On January 1, 2005, Security National Life and SSLIC Holding Company completed a merger transaction with Southern Security Life whereby SSLIC Holding Company was merged with Southern Security Life, which resulted in Southern Security Life becoming a wholly owned subsidiary of Security National Life and the unaffiliated stockholders of Southern Security Life becoming entitled to receive an aggregate of $1,884,733 for their shares.

On December 31, 2005, all of the remaining insurance business of Southern Security Life consisting of $48,528,000 in assets and liabilities was transferred to Security National Life by a reinsurance agreement, except for $3,500,000 in capital and surplus required to be maintained under Florida law. Also on December 31, 2005, Southern Security Life paid a $7,181,000 dividend to Security National Life.

On December 29, 2006, Southern Security Life was sold in a stock sales transaction. At the time of the sale, Southern Security Life’s assets consisted of a corporate charter, licenses, and the required capital and surplus. Under the terms of the transaction, Security National Life received purchase consideration consisting of $400,000 plus an amount equal to Southern Security Life’s capital and surplus as of December 31, 2006. The sale is conditioned upon the subsequent approval of the transaction by the Florida Office of Insurance Regulation and, if such approval is not obtained, Southern Security Life will be liquidated.

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

The costs related to acquiring new business, including certain costs of issuing policies and other variable selling expenses (principally commissions), defined as deferred policy acquisition costs, are capitalized and amortized into expense. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumption used for computing liabilities for future policy benefits and are generally “locked in” at the date the policies are issued. For interest sensitive products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality and expense margins. This amortization is adjusted when the Company revises the estimate of current or future gross profits or margins. For example, deferred policy acquisition costs are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity.

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

Pre-need sales of cemetery interment rights (cemetery burial property) - revenue and costs associated with the sales of pre-need cemetery interment rights are recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, “Accounting for the Sales of Real Estate” (SFAS No. 66). Under SFAS 66, recognition of revenue and associated costs from constructed cemetery property must be deferred until a minimum percentage of the sales price has been collected. Revenues related to the pre-need sale of unconstructed cemetery property will be deferred until such property is constructed and meets the criteria of SFAS 66 described above.

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

Prearranged funeral and pre-need cemetery customer obtaining costs - costs incurred related to obtaining new pre-need cemetery and prearranged funeral business are accounted for under the guidance of the provisions of Statement of Financial Accounting Standards No. 60 “Accounting and Reporting by Insurance Enterprises” (FAS No. 60). Obtaining costs, which include only costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral business, are deferred until the merchandise is delivered or services are performed.

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

Fixed Maturities Available for Sale

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income which is included in stockholders’ equity after adjustment for deferred income taxes and deferred acquisition costs related to universal life products.

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

For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumption used for computing liabilities for future policy benefits and are generally “locked in” at the date the policies are issued.

Cost of Insurance Acquired

Cost of insurance acquired is the present value of estimated future profits of the acquired business and is amortized similar to deferred acquisition costs. The critical issues explained for deferred acquisition costs would also apply for cost of insurance acquired.

Allowance for Doubtful Accounts

The Company accrues an estimate of potential losses for the collection of receivables. The significant receivables are the result of receivables due on mortgage loans sold to investors, cemetery and mortuary operations, mortgage loan operations and other receivables. The allowance is based upon the Company’s experience. The critical issues that would impact recovery of the cemetery and mortuary receivables is the overall economy. The critical issues that would impact recovery of mortgage loan operations would be interest rate risk and loan underwriting.

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

The Company, through its mortuary and cemetery operations, provides a guaranteed funeral arrangement wherein a prospective customer can receive future goods and services at guaranteed prices. To accomplish this, the Company, through its life insurance operations, sells to the customer an increasing benefit life insurance policy that is assigned to the mortuaries. If, at the time of need, the policyholder/potential mortuary customer utilizes one of the Company’s facilities, the guaranteed funeral arrangement contract that has been assigned will provide the funeral goods and services at the contracted price. The increasing life insurance policy will cover the difference between the original contract prices and current prices. Risks may arise if the difference cannot be fully met by the life insurance policy.

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

Self-Insurance

The Company is self insured for certain casualty insurance, workers compensation and health benefit programs. Self – Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverages. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party administrators and actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims and unreported claims for incidents incurred but not reported as of the balance sheet date.

Results of Operations

2006 Compared to 2005

Total revenues increased by $22,580,000, or 17.4%, from $129,950,000 for fiscal year 2005 to $152,530,000 for fiscal year 2006. Contributing to this increase in total revenues was a $13,254,000 increase in mortgage fee income, a $3,606,000 increase in insurance premium and other considerations, a $3,859,000 increase in net investment income, a $1,284,000 increase in mortuary and cemetery sales, and an $817,000 increase in realized gains on investments and other assets. This increase was partially offset by a $240,000 decrease in other revenues.

Insurance premiums and other considerations increased by $3,606,000, from $27,170,000 in 2005 to $30,776,000 in 2006. This increase was primarily due to the additional insurance premiums that were realized on new insurance sales and from the acquisition of Memorial Insurance Company on December 29, 2005.

Net investment income increased by $3,859,000, from $19,387,000 in 2005 to $23,246,000 in 2006. This increase was primarily attributable to additional interest income from increased long-term bond and mortgage purchases and additional investment income from the assets received as a result of the acquisition of Memorial Insurance Company.

Net mortuary and cemetery sales increased by $1,284,000, from $10,839,000 in 2005 to $12,123,000 in 2006. This was due to increased at-need sales in the cemetery and mortuary operations and increased pre-need land sales in cemetery operations.

Other revenues decreased by $240,000, from $621,000 in 2005 to $381,000 in 2006. Other revenues decreased in 2006 due to a reduction in other deposit funds and reinsurance risk charges.

Realized gains on investments and other assets increased by $817,000, from $74,000 in 2005 to $891,000 in 2006. This increase was primarily due to a gain of $760,000 from the condemnation of the Camelback Funeral Home by the City of Phoenix to construct a light rail facility.

Mortgage fee income increased by $13,254,000, from $71,859,000 in 2005 to $85,113,000 in 2006. This increase was primarily attributable to an increase in the number of loan originations during 2006 due to the opening of additional mortgage offices in Irvine and Los Gatos, California; Overland Park, Kansas; Oklahoma City, Oklahoma; Shallotte, North Carolina; and Beaverton, Oregon, and increased production in existing mortgage offices, which resulted in financing a greater number of mortgage loans.

Total benefits and expenses were $145,635,000 for 2006, which constituted 95.5% of the Company’s total revenues, as compared to $125,222,000, or 96.4% of the Company’s total revenues for 2005.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by $2,842,000 from $24,477,000 in 2005 to $27,319,000 in 2006. This net increase was primarily due to increased business and to the expected increase in reserves for policyholder benefits and death claims.

Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired increased by $1,094,000 from $3,031,000 in 2005 to $4,125,000 in 2006. This increase was primarily due to increased business on a slight increase in the lapse rate of 8.4% in 2006 from 7.9% in 2005.

General and administrative expenses increased by $15,038,000, from $90,690,000 in 2005 to $105,728,000 in 2006. Contributing to this increase was a $9,693,000 increase in commission expenses, from $53,807,000 in 2005 to $63,500,000 in 2006 due to a greater number of mortgage loan originations made by SecurityNational Mortgage Company during 2006. Salaries increased by $2,231,000 from $15,717,000 in 2005 to $17,948,000 in 2006, primarily due to merit increases in the salaries of existing employees and an increase in the number of employees necessitated as the result of the Company’s expanding business operations. Other expenses increased by $3,114,000, from $21,166,000 in 2005 to $24,280,000 in 2006. The increase in other expenses primarily resulted from loan costs at SecurityNational Mortgage Company during 2006 due to a greater number of loan originations and additional expenses from the operations of Memorial Insurance Company, which the Company purchased on December 29, 2005.

Interest expense increased by $1,220,000, from $4,921,000 in 2005 to $6,141,000 in 2006. This increase was primarily due to increased warehouse lines of credit required for a greater number of warehoused mortgage loans by SecurityNational Mortgage Company.

Cost of goods and services sold of the mortuaries and cemeteries increased by $219,000, from $2,103,000 in 2005 to $2,322,000 in 2006. This increase was primarily due to increased cemetery and mortuary sales.

2005 Compared to 2004

Total revenues increased by $12,752,000, or 10.9%, from $117,198,000 for fiscal year 2004 to $129,950,000 for fiscal year 2005. Contributing to this increase in total revenues was a $9,169,000 increase in mortgage fee income, a $1,191,000 increase in insurance premium and other considerations, and a $3,448,000 increase in net investment income. This increase was partially offset by an $822,000 decrease in mortuary and cemetery sales, and a $234,000 decrease in other revenues.

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

Net mortuary and cemetery sales decreased by $822,000, from $11,661,000 in 2004 to $10,839,000 in 2005. This reduction in mortuary sales was primarily due to a reduction in pre-need property sales and the loss of sales from the Camelback Funeral Home as a result of the City of Phoenix having commenced condemnation proceedings to construct a light rail facility on the funeral home property.

Other revenues decreased by $234,000, from $855,000 in 2004 to $621,000 in 2005. Other revenue decreased in 2005 due in part to a one-time recovery of funds in 2004 from a member of management who made restitution of $111,000 by transferring to the Company shares of the Company’s common stock that the employee owned at the time he was terminated.

Mortgage fee income increased by $9,169,000, from $62,690,000 in 2004 to $71,859,000 in 2005. This increase was primarily attributable to an increase in the number of loan originations during 2005 due to the opening of new offices and increased production from existing offices, which resulted in financing a greater number of mortgage loans.

Total benefits and expenses were $125,222,000 for 2005, which constituted 96.4% of the Company’s total revenues, as compared to $114,539,000, or 97.7% of the Company’s total revenues for 2004.

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

Interest expense increased by $2,747,000, from $2,174,000 in 2004 to $4,921,000 in 2005. This increase was primarily due to the increased use of warehouse lines of credit required for the funding of mortgage loans by SecurityNational Mortgage Company during 2005.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $201,000, from $2,304,000 in 2004 to $2,103,000 in 2005. This reduction in the cost of goods and services sold of the mortuaries and cemeteries was due to the reduced costs of at-need merchandise at the Company’s mortuaries and cemeteries and the loss of sales from the Camelback Funeral Home as a result of the City of Phoenix having commenced condemnation proceedings for purposes of constructing a light rail facility on the funeral home property.

Risks

The following is a description of the most significant risks facing the Company and how it mitigates those risks:

Legal/Regulatory Risk  - the risk that changes in the legal or regulatory environment in which the Company operates will create additional expenses and/or risks not anticipated by the Company in developing and pricing its products. That is, regulatory initiatives designed to reduce insurer profits, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the consolidated financial statements. In addition, changes in tax law with respect to mortgage interest deductions or other public policy or legislative changes may affect the Company’s mortgage sales. Also, the Company may be subject to further regulations in the cemetery/mortuary business. The Company mitigates these risks by offering a wide range of products and by diversifying its operations, thus reducing its exposure to any single product or jurisdiction, and also by employing underwriting practices which identify and minimize the adverse impact of such risks.

Credit Risk  - the risk that issuers of securities owned by the Company, mortgagors of mortgage loans on real estate and obligors on construction loans, will default or that other parties, including reinsurers and holders of cemetery/ mortuary contracts which owe the Company money, will not pay. The Company minimizes these risks by adhering to a conservative investment strategy, by maintaining sound reinsurance and credit and collection policies and by providing for any amounts deemed uncollectible.

Interest Rate Risk  - the risk that interest rates will change which may cause a decrease in the value of the Company’s investments or impair the ability of the Company to market its mortgage and cemetery/mortuary products. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. The Company mitigates this risk by charging fees for non-conformance with certain policy provisions, by offering products that transfer this risk to the purchaser, and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, the Company might have to borrow funds or sell assets prior to maturity and potentially recognize a loss on the sale.

Mortality/Morbidity Risk  - the risk that the Company’s actuarial assumptions may differ from actual mortality/morbidity experience may cause the Company’s products to be underpriced, may cause the Company to liquidate insurance or other claims earlier than anticipated and other potentially adverse consequences to the business. The Company minimizes this risk through sound underwriting practices, asset/liability duration matching, and sound actuarial practices.

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

Liquidity and Capital Resources

The Company’s life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the maturity of held-to-maturity investments or sale of other investments. The mortgage subsidiary realizes cash flow from fees generated by originating and refinancing mortgage loans and interest earned on mortgages sold to investors. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term, and adequate to pay current policyholder claims, annuity payments, expenses on the issuance of new policies, the maintenance of existing policies, debt service, and to meet operating expenses.

The Company attempts to match the duration of invested assets with its policyholder and cemetery and mortuary liabilities. The Company may sell investments other than those held-to-maturity in the portfolio to help in this timing; however, to date, that has not been necessary. The Company purchases short-term investments on a temporary basis to meet the expectations of short-term requirements of the Company’s products.

The Company’s investment philosophy is intended to provide a rate of return which will persist during the expected duration of policyholder and cemetery and mortuary liabilities regardless of future interest rate movements.

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $101,735,000 as of December 31, 2006 compared to $96,378,000 as of December 31, 2005. This represents 47% of the total investments in 2006 and 2005. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At December 31, 2006, 2.3% (or $2,402,000) and at December 31, 2005, 3.5% (or $3,431,000) of the Company’s total bond investments were invested in bonds in rating categories three through six which are considered non-investment grade.

If market conditions were to cause interest rates to change, the market value of the fixed income portfolio (of approximately $188,002,000) could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps

Change in Market Value (in thousands)	$21,597	$9,937	$(7,902)	$(15,659)

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2006 and 2005, the life subsidiaries exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity and bank debt and notes payable was $60,641,000 and $55,971,000 as of December 31, 2006 and 2005, respectively. Stockholders’ equity as a percent of total capitalization was 87% and 82% as of December 31, 2006 and 2005, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2006 was 8.4%, as compared to a rate of 7.9% in 2005.

On December 17, 1998, the Company completed the acquisition of SSLIC Holding Company formerly Consolidare Enterprises, Inc., a Florida corporation pursuant to the terms of the Acquisition Agreement, which the Company entered into on April 17, 1998, with SSLIC Holding Company and certain shareholders of SSLIC Holding Company for the purchase of all of the outstanding shares of common stock of SSLIC Holding Company. Prior to completion of the acquisition, SSLIC Holding Company owned 57.4% of the outstanding shares of common stock of Southern Security Life. The Company also acquired all of the outstanding shares of stock of Insuradyne Corp., a Florida corporation (“Insuradyne”).

As consideration for the purchase of the shares of SSLIC Holding Company, the Company paid to the stockholders of Consolidare at closing an aggregate of $12,248,194. In order to pay the purchase consideration, the Company obtained $6,250,000 from bank financing, with the balance of $5,998,194 obtained from funds then currently held by the Company. In addition to the purchase consideration, the Company caused Southern Security Life to pay, on the closing date, $1,050,000 to George Pihakis, the President and Chief Executive Officer of Southern Security Life prior to closing, as a lump sum settlement of the executive compensation agreement between Southern Security Life and Mr. Pihakis.

In connection with the acquiring of SSLIC Holding Company, the Company entered into an Administrative Services Agreement dated December 17, 1998 with Southern Security Life. Under the terms of the agreement, the Company agreed to provide Southern Security Life with certain defined administrative and financial services, including accounting services, financial reports and statements, actuarial, policyholder services, underwriting, data processing, legal, building management, marketing advisory services and investment services. In consideration for the services to be provided by the Company, Southern Security Life will pay the Company an administrative services fee of $250,000 per month, or $3,000,000 on an annual basis, which may be increased, beginning on January 1, 2001, to reflect increases in the Consumer Price Index over the index amount as of January 1, 2000. However, such fee is to be reduced to zero for so long as the capital and surplus of Southern Security Life is less than or equal to $6,000,000, unless Southern Security Life and the Company otherwise agree in writing and such agreement is approved by the Florida Department of Insurance. The Company has not made any increases in the amount of the Administrative Services Fee to reflect increases in the Consumer Price Index.

The Administrative Services Agreement remained in effect for an initial term expiring on December 16, 2003. The term of the agreement was automatically extended for additional one-year terms expiring December 16, 2004, 2005 and 2006. The agreement is automatically extended for additional one-year terms unless either the Company or Southern Security Life delivers a written notice on or before September 30 of any year stating to the other a desire not to extend the term of the agreement.

On December 31, 2005, all of the remaining insurance business of Southern Security Life was transferred to Security National Life by a reinsurance agreement, except for the capital and surplus required to be maintained under Florida law and, as a result, Security National Life assumed full responsibility for Southern Security Life’s obligations under the Administrative Services Agreement. The obligations assumed by Security National Life include payment of the monthly administrative services fee to the Company. Neither the Company nor Security National Life, which assumed Southern Security Life’s rights and obligations under the agreement, provided written notice prior to September 30, 2006 stating a desire not to extend the term of the agreement. Consequently, the agreement has been extended for an additional one-year term ending December 31, 2007.

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

As a result of the merger, the separate existence of SSLIC Holding Company ceased as Southern Security Life became the surviving corporation of the merger. Southern Security Life continues to be governed by the laws of the State of Florida, and its separate corporate existence continues unaffected by the merger. In addition, as a result of the merger, Security National Life owns all of the issued and outstanding common shares of Southern Security Life. The Company, through its affiliates, Security National Life and SSLIC Holding Company, owned 76.7% of the Company’s outstanding common shares prior to the merger.

The purpose of the merger was to terminate the registration of the common stock of Southern Security Life under the Securities Exchange Act of 1934 (by reducing the number of its stockholders of record to fewer than 300 stockholders) and the Nasdaq listing of the common stock, reduce expenses associated with such registration and listing, and provide the stockholders an opportunity to sell their shares in an illiquid trading market without incurring brokerage commissions. As a result of becoming a non-reporting company, Southern Security Life is no longer required to file periodic reports with the SEC, including among other things, annual reports on Form 10-K and quarterly reports on Form 10-Q, and is no longer subject to the SEC’s proxy rules. In addition, its common stock is no longer eligible for trading on the Nasdaq SmallCap Market.

On December 23, 2002, the Company completed an asset purchase transaction through its wholly owned subsidiary, Security National Life with Acadian from which it acquired $75,000,000 in assets and $75,000,000 in insurance reserves. The acquired assets consist primarily of approximately 275,000 funeral insurance policies in force in the state of Mississippi. The assets were originally acquired by Acadian from Gulf National Life Insurance Company on June 6, 2001, which, at that time, consisted of all of the insurance policies of Gulf National Life Insurance Company in force and in effect on June 1, 2001 (the “Reinsured Business”).

As a part of the transaction, Security National Life entered into a coinsurance agreement with Acadian, in which Security National Life agreed to reinsure all the liabilities related to policies held by Mississippi policyholders. The terms included the payment of all legal liabilities, obligations, claims and commissions of the acquired policies. The effective date of the coinsurance agreement was September 30, 2002, following Acadian’s recapture of the insurance in force from its reinsurer Scottish Re (U.S.) Inc. on September 30, 2002.

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

On December 31, 2005, all of the remaining insurance business of Southern Security Life consisting of $48,528,000 in assets and liabilities was transferred to Security National Life by a reinsurance agreement, except for $3,500,000 in required capital and surplus. Also on December 31, 2005, Southern Security Life paid a $7,181,000 dividend to Security National Life.

On December 29, 2006, Southern Security Life was sold in a stock sales transaction for $400,000 plus an amount equal to Southern Security Life’s assets consisting of a corporate charter, licenses and required capital and surplus. The sale is conditioned upon the subsequent approval of the transaction by the Florida Office of Insurance Regulation and, if such approval is not obtained, Southern Security Life will be liquidated.

At December 31, 2006, $22,869,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s insurance subsidiaries. The life insurance subsidiaries need to comply with applicable state regulations before a dividend can be paid to their parent company.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about their businesses without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. The Company desires to take advantage of the “safe harbor” provisions of the act.

Forward-Looking Statements

This Annual Report of Form 10-K contains forward-looking statements, together with related data and projections, about the Company’s projected financial results and its future plans and strategies. However, actual results and needs of the Company may vary materially from forward-looking statements and projections made from time to time by the Company on the basis of management’s then-current expectations. The business in which the Company is engaged involves changing and competitive markets, which may involve a high degree of risk, and there can be no assurance that forward-looking statements and projections will prove accurate.

Factors that may cause the Company’s actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (ii) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates and tax treatment of insurance products; (iii) fluctuations in interest rates causing a reduction of investment income or increase in interest expense and in the market value of interest rate sensitive investment; (iv) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (v) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) loss or retirement of key executives or employees; (vii) increases in medical costs; (viii) changes in the Company’s liquidity due to changes in asset and liability matching; (ix) restrictions on insurance underwriting based on genetic testing and other criteria; (x) adverse changes in the ratings obtained by independent rating agencies; (xi) failure to maintain adequate reinsurance; (xii) possible claims relating to sales practices for insurance products and claim denials and (xiii) adverse trends in mortality and morbidity.

Off-Balance Sheet Agreements

At December 31, 2006, the Company was contingently liable under a standby letter of credit aggregating $101,520, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company’s self-insurance casualty program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero.

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to five years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2006, are approximately as follows:

Years Ending December 31:

2007	$854,000
2008	677,000
2009	376,000
2010	126,000
2011	8,000
Thereafter	—

Total	$2,041,000

Total rent expense related to these non-cancelable operating leases for the years ended December 31, 2006, 2005 and 2004 was approximately $1,222,000, $828,000 and $734,000, respectively.

The total of the Company un-funded residential construction loan commitments as of December 31, 2006 was $17,923,325.

Variable Interest Entities

In conjunction with the Company’s casualty insurance program, limited equity interests are held in a captive insurance entity. This program permits the Company to self-insure a portion of losses, to gain access to a wide array of safety-related services, to pool insurance risks and resources in order to obtain more competitive pricing for administration and reinsurance and to limit its risk of loss in any particular year. This entity meets the definition of a variable interest entity (“VIE’s), however, based on the criteria set forth in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, “there is not a requirement to include this entity in the consolidated financial statements. The maximum exposure to loss related to the Company’s involvement with this entity is limited to approximately $120,000, a majority of which is collateralized under a standby letter of credit issued on the insurance entity’s behalf. See Note 11, “Reinsurance, Commitments and Contingencies”, for additional discussion of commitments associated with the insurance program and Note 1, “Significant Accounting Policies”, for further information on a standby letter of credit. As of December 31, 2006, there are no other entities that met the definition of a VIE.

Recent Accounting Pronouncements

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts, (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Initial application of SOP 05-1 should be as of the beginning of the entity’s fiscal year. The Company adopted SOP 05-1 effective January 1, 2007. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and related interpretations. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements will likely not be material.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 amends SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and related interpretations. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements will likely not be material.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which attempts to set out a consistent framework for preparers to use to determine the appropriate level of valuation allowance tax reserves to maintain for deferred tax assets relating to uncertain tax positions. This interpretation for FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-than-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit, which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company will adopt this Interpretation as of January 1, 2007. The impact from adoption has not been determined.

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS 158”). Under SFAS 158, the company must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The effective date of the recognition and disclosure provisions for the company is as of December 15, 2006. The adoption of SAB 108 did not have a material impact on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for its December 31, 2006 year-end. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No 115 (“SFAS 159”) SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the application of the fair value option and its effect on its financial position and results of operations.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

The Company has no activities in derivative financial or commodity instruments other than those recorded and disclosed in the financial statements. See note 20 of the consolidated financial statements included elsewhere in this Form 10-K. The Company’s exposure to market risks (i.e., interest rate risk, foreign currency exchange rate risk and equity price risk) through other financial instruments, including cash equivalents, accounts receivable and lines of credit, is not material.

Item 8. Financial Statements and Supplementary Data INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

All other schedules to the Consolidated Financial Statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

HANSEN , BARNETT & MAXWELL, P.C. A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS	Registered with the Public Company Accounting Oversight Board
5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128 Phone: (801) 532-2200 Fax: (801) 532-7944 www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Security National Financial Corporation

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental Schedules II, IV and V, are presented for purpose of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah March 23, 2007
41

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Security National Financial Corporation
Salt Lake City, Utah

We have audited the accompanying consolidated statements of earnings, stockholders’ equity, and cash flows of Security National Financial Corporation and subsidiaries for the year ended December 31, 2004. In connection with our audit of the consolidated financial statements, we have also audited the 2004 amounts included in the consolidated financial statement schedules as listed in the accompanying index under Item 8. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Security National Financial Corporation and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules for 2004, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/           TANNER LC

Salt Lake City, Utah
March 31, 2005

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

Assets	2006	2005

Investments:
Fixed maturity securities held to maturity, at amortized cost	$98,317,519	$89,780,942
Fixed maturity securities, available for sale, at estimated fair value	3,417,531	6,597,161
Equity securities, available for sale, at estimated fair value	5,261,695	12,346,939
Mortgage loans on real estate and construction loans, net of allowances for losses of $1,026,576 and $562,909 for 2006 and 2005	85,135,011	72,470,902
Real estate, net of accumulated depreciation of $4,024,710 and $3,766,259 for 2006 and 2005	5,002,853	7,012,399
Policy, student and other loans net of allowance for doubtful accounts of $435,726 and $339,218 for 2006 and 2005	12,846,986	12,391,569
Short-term investments	4,586,828	3,211,590
Accrued investment income	2,684,029	2,197,576

Total investments	217,252,452	206,009,078

Cash and cash equivalents	10,376,585	16,632,966
Mortgage loans sold to investors	59,817,248	53,970,231
Receivables, net	14,878,118	7,816,673
Restricted assets of cemeteries and mortuaries	5,430,870	5,240,099
Cemetery perpetual care trust investments	1,306,984	1,152,493
Receivable from reinsurers	700,850	6,572,756
Cemetery land and improvements sold to investors	8,745,424	8,498,227
Deferred policy and pre-need contract acquisition costs	28,395,762	24,048,638
Property and equipment, net	14,059,529	14,747,276
Cost of insurance acquired	11,882,047	12,663,221
Goodwill	683,191	683,191
Other	3,866,123	1,610,624

Total Assets	$377,395,183	$359,645,473

See accompanying notes to consolidated financial statements.
43

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,

Liabilities and Stockholders’ Equity	2006	2005

Liabilities
Future life, annuity, and other benefits	$268,403,765	$260,822,803
Unearned premium reserve	4,519,387	3,157,918
Bank loans payable	6,923,344	8,946,321
Notes and contracts payable	747,188	1,326,284
Deferred pre-need cemetery and mortuary contract revenues	11,533,798	10,828,994
Accounts payable	1,820,178	1,533,065
Funds held under reinsurance treaties	—	1,129,747
Other liabilities and accrued expenses	11,611,033	9,427,644
Income taxes	16,587,284	14,601,029

Total liabilities	322,145,977	311,773,805

Commitments and Contingencies	—	—

Non-Controlling Interest in Perpetual Care Trusts	2,278,510	2,173,250

Stockholders’ Equity
Class A common stock - $2.00 par value; 10,000,000 shares authorized; issued 7,533,230 shares in 2006 and 7,098,363 shares in 2005	15,066,460	14,196,726
Class B non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class C convertible common stock - $0.20 par value; 7,500,000 shares authorized; issued 7,117,591 shares in 2006 and 6,781,060 shares in 2005	1,423,518	1,356,212
Additional paid-in capital	17,064,488	15,650,344
Accumulated other comprehensive income and other items	1,703,155	117,647
Retained earnings	20,495,063	17,460,024
Treasury stock, at cost - 1,195,127 Class A shares and 145,045 Class C shares in 2006; 1,251,104 Class A shares and 138,138 Class C shares In 2005	(2,781,988)	(3,082,535)

Total stockholders’ equity	52,970,696	45,698,418

Total Liabilities and Stockholders’ Equity	$377,395,183	$359,645,473

See accompanying notes to consolidated financial statements.
44

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,

	2006	2005	2004

Revenues:
Insurance premiums and other considerations	$30,776,491	$27,170,109	$25,979,341
Net investment income	23,245,631	19,386,571	15,939,176
Net mortuary and cemetery sales	12,122,728	10,838,878	11,661,053
Realized gains (losses) on investments and other assets	891,304	74,246	74,431
Mortgage fee income	85,112,831	71,859,272	62,689,391
Other	381,548	620,751	854,425

Total revenues	152,530,533	129,949,827	117,197,817

Benefits and expenses:
Death benefits	15,155,711	13,250,080	13,248,960
Surrenders and other policy benefits	1,697,857	1,484,284	1,291,621
Increase in future policy benefits	10,465,268	9,742,218	8,821,497
Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired	4,124,747	3,030,734	4,602,072
Selling, general and administrative expenses:
Commissions	63,500,035	53,807,368	48,690,807
Salaries	17,947,902	15,716,813	14,391,958
Other	24,280,011	21,166,024	19,014,776
Interest expense	6,141,298	4,921,238	2,173,778
Cost of goods and services sold - mortuaries and cemeteries	2,322,066	2,103,432	2,303,821

Total benefits and expenses	145,634,895	125,222,191	114,539,290

Earnings before income taxes	6,895,638	4,727,636	2,658,527
Income tax expense	(1,771,188)	(1,239,756)	(651,536)
Minority interest	—	—	115,281

Net earnings	$5,124,450	$3,487,880	$2,122,272

Net earnings per common share (1)	$0.74	$0.51	$0.31

Net earnings per common share - assuming dilution (1)	$0.72	$0.50	$0.30

Weighted average outstanding common shares (1)	6,955,439	6,881,036	6,851,287

Weighted average outstanding common Shares -assuming dilution (1)	7,106,474	6,911,587	7,067,377

(1) Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share. Net earnings per Class C common share is equal to one-tenth (1/10) of such amount or $0.08, $0.06 and $0.04 per share of 2006, 2005 and 2004, respectively and $0.08, $0.06 and $0.03 per share-assuming dilution for 2006, 2005 and 2004, respectively.

See accompanying notes to consolidated financial statements.

45

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss), and Other Items	Retained Earnings	Treasury Stock	Total

Balance as of January 1, 2004	$12,550,208	$1,293,927	$13,569,582	$(437,973)	$15,414,681	$(3,214,994)	$39,175,431
Comprehensive income:
Net earnings	—	—	—	—	2,122,272	—	2,122,272
Unrealized gains	—	—	—	426,621	—	—	426,621

Total comprehensive income	—	—	—	—	—	—	2,548,893

Exercise of stock options	255,776	—	775,801	—	(1,031,577)	—	—
Purchase of Treasury stock	—	—	—	—	—	(422,946)	(422,946)
Sale of Treasury stock	—	—	142,500	—	—	220,641	363,141
Stock dividends	643,864	61,602	433,862	—	(1,139,328)	—	—
Conversion Class C to Class A	61,892	(61,888)	1,106	—	(789)	—	321

Balance at December 31, 2004	13,511,740	1,293,641	14,922,851	(11,352)	15,365,259	(3,417,299)	41,664,840

Comprehensive income:
Net earnings	—	—	—	—	3,487,880	—	3,487,880
Unrealized gains	—	—	—	128,999	—	—	128,999

Total comprehensive income	—	—	—	—	—	—	3,616,879

Exercise of stock options	6,892	—	3,926	—	(8,084)	—	2,734
Sale of Treasury stock	—	—	79,201	—	—	334,764	413,965
Stock dividends	676,084	64,581	644,366	—	(1,385,031)	—	—
Conversion Class C to Class A	2,010	(2,010)	—	—		—	—

Balance at December 31, 2005	14,196,726	1,356,212	15,650,344	117,647	17,460,024	(3,082,535)	45,698,418

Comprehensive income:
Net earnings	—	—	—	—	5,124,450	—	5,124,450
Unrealized gains	—	—	—	1,585,508	—	—	1,585,508

Total comprehensive income	—	—	—	—	—	—	6,709,958

Exercise of stock options	149,040	—	(43,441)	—	—	—	105,599
Purchase of Treasury stock	—	—	—	—	—	(3,901)	(3,901)
Sale of Treasury stock	—	—	154,154	—	—	304,448	458,602
Issuance for compensation	1,000	—	1,020	—	—	—	2,020
Stock dividends	719,212	67,788	1,302,411	—	(2,089,411)	—	—
Conversion Class C to Class A	482	(482)	—	—	—	—	—

Balance at December 31, 2006	$15,066,460	$1,423,518	17,064,488	$1,703,155	$20,495,063	($ 2,781,988)	$52,970,696

See accompanying notes to consolidated financial statements.
46

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2006	2005	2004

Cash flows from operating activities:
Net earnings	$5,124,450	$3,487,880	$2,122,272
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Realized (gains) losses on investments and other assets	(891,304)	(74,246)	(74,431)
Depreciation	2,023,017	2,094,022	2,013,113
Provision for losses on real estate accounts and loans receivable	558,370	87,376	(165,781)
Amortization of premiums and discounts	(34,144)	36,637	(2,489)
Provision for deferred income taxes	1,153,985	862,024	636,430
Policy and pre-need acquisition costs deferred	(7,313,030)	(6,764,492)	(6,051,793)
Policy and pre-need acquisition costs amortized	3,132,647	1,933,125	3,370,763
Cost of insurance acquired amortized	992,100	1,097,609	1,231,308
Change in assets and liabilities net of effects from purchases and disposals of subsidiaries:
Land and improvements sold to investors	(247,197)	49,537	(160,703)
Future life and other benefits	13,017,175	10,824,347	9,000,715
Receivables for mortgage loans sold	(5,321,587)	(6,803,081)	67,621,035
Other operating assets and liabilities	(520,347)	1,771,798	(2,609,762)

Net cash provided by operating activities	11,674,135	8,602,536	76,930,677

Cash flows from investing activities:
Securities held to maturity:
Purchase - fixed maturity securities	(14,078,529)	(5,984,347)	(37,371,166)
Calls and maturities - fixed maturity securities	4,978,963	7,781,126	6,293,614
Securities available for sale:
Purchase – fixed maturity securities	(173,262)	(139,383)	(21,993)
Sales - equity securities	11,973,825	4,183,108	2,675,301
Purchases of short-term investments	(41,342,009)	(13,700,353)	(29,893,323)
Sales of short-term investments	39,966,771	15,117,762	26,731,711
Purchases of restricted assets	(50,239)	(57,453)	(262,195)
Change in assets for perpetual care trusts	(154,491)	(163,254)	(31,959)
Amount received for perpetual care trusts	105,260	89,500	130,660
Mortgage, policy, and other loans made	(90,543,821)	(76,034,805)	(78,437,965)
Payments received for mortgage, policy, and other loans	76,979,450	69,804,347	41,116,662
Purchases of property and equipment	(1,763,708)	(2,236,732)	(1,241,898)
Disposal of property and equipment	(37,756)	—	—
Cash received from sale of property and equipment	—	—	149,040
Purchases of real estate	(2,262,890)	(5,138,795)	(1,856,931)
Cash (paid) received for purchase of subsidiary	—	1,722,238	(304,042)
Sale of real estate	5,359,781	3,898,980	352,054

Net cash used in investing activities	(11,042,655)	(858,061)	(71,972,430)

See accompanying notes to the consolidated financial statements.
47

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,

	2006	2005	2004

Cash flows from financing activities:
Annuity contract receipts	5,941,594	5,547,795	5,387,393
Annuity contract withdrawals	(10,817,231)	(9,655,951)	(10,276,576)
Repayment of bank loans and notes and contracts payable	(2,572,524)	(2,463,116)	(4,379,949)
Proceeds from borrowing on notes and contracts	—	672,439	—
Purchase of minority shareholder stock of subsidiary	—	(960,309)	—
Stock options exercised	105,599	—	—
Purchase of treasury stock	(3,901)	—	(422,946)
Sale of treasury stock	458,602	413,965	363,141

Net cash used in financing activities	(6,887,861)	(6,445,177)	(9,328,937)

Net change in cash and cash equivalents	(6,256,381)	1,299,298	(4,370,690)

Cash and cash equivalents at beginning of year	16,632,966	15,333,668	19,704,358

Cash and cash equivalents at end of year	$10,376,585	$16,632,966	$15,333,668

Supplemental Schedule of Cash Flow Information:

The following information shows the non-cash items in connection with the purchase of Security National Life Insurance Company of Louisiana on March 16, 2004 and Memorial Insurance Company of America on December 29, 2005:

	2005	2004

Liabilities assumed:
Future life, annuity and other policy benefits	$30,326,086	$1,865,038
Policy and contract claims	171,526	—
Unearned premiums	61,901	—
Other liabilities	184,390	—
Deferred income taxes	1,928,137	—
Less non-cash items
Cost of insurance acquired	(251,086)	(304,042)
Bonds received	(20,865,718)	(1,537,801)
Common stock received	(8,130,046)	(326,325)
Redeemable preferred stock	(821,077)	—
Mortgage loans received	—	(471,593)
Real estate received	—	(32,668)
Policy loans received	(34,575)	(28,180)
Short-term investments	—	586,601
Receivables	(388,374)	(13,589)
Accrued investment income	(302,923)	(24,983)
Property, plant and equipment	(156,003)	(16,500)

Cash (paid) received	$1,722,238	$(304,042)

See accompanying notes to the consolidated financial statements.
48

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

1)   Significant Accounting Policies

General Overview of Business

Security National Financial Corporation and its wholly owned subsidiaries (the “Company”) operates in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the intermountain west, California and eleven southern states. The cemetery and mortuary segment of the Company consists of five cemeteries in Utah, one cemetery in California, eight mortuaries in Utah and four mortuaries in Arizona. The mortgage loan segment is an approved governmental and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in Arizona, California, Colorado, Florida, Hawaii, Kansas, Nevada, North Carolina, Oklahoma, Oregon, Texas, Utah, and Virginia.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States of America. The presentation of certain amounts in prior years has been reclassified to conform to the 2006 presentation.

Principles of Consolidation

These consolidated financial statements include the financial statement of Security National Financial Corporation and its majority owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Investments

The Company’s management determines the appropriate classifications of investments in fixed maturity securities and equity securities at the acquisition date and re-evaluates the classifications at each balance sheet date.

Held-to-maturity investments are carried at amortized cost, reflecting the Company’s intent and ability to hold the securities to maturity. Available-for-sale securities are stated at estimated fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income.

Investment gains and losses arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired. If in management’s judgment a decline in the value of an investment below cost is other than temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and credit worthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline, and the Company’s ability and intent to hold the investment until the fair value recovers, which is not assured.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

1)   Significant Accounting Policies (Continued)

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

Fixed maturity and equity securities available for sale  are carried at estimated fair value, which is based upon quoted trading prices. Changes in fair values net of income taxes are reported as unrealized appreciation or depreciation and recorded as an adjustment directly to stockholders’ equity and, accordingly, have no effect on net income.

Mortgage loans on real estate, construction loans and mortgage loans held for sale are carried at unpaid principal balances, adjusted for amortization of premium or accretion of discount, less allowance for possible losses.

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

Restricted assets of cemeteries and mortuaries  are assets held in a trust account for future mortuary services and merchandise and consist of cash; participations in mortgage loans with Security National Life Insurance Company; mutual funds carried at cost; fixed maturity securities carried at cost adjusted for amortization of premium or accretion of discount; and equity securities carried at fair market value.

Cemetery and mortuary perpetual care trust  business segment contains six wholly owned cemeteries. Of the six cemeteries owned by the Company, four cemeteries are endowment care properties. Under endowment care arrangements a portion of the price for each lot sold is withheld and invested in a portfolio of investments similar to those described in the prior paragraph. The earnings stream from the investments is designed to fund future maintenance and upkeep of the cemetery.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

1)   Significant Accounting Policies (Continued)

Cemetery Land and Improvements Held for Sale

The development of a cemetery involves not only the initial acquisition of raw land but the installation of roads, water lines, landscaping and other costs to establish a marketable cemetery lot. The costs of developing the cemetery are shown as an asset on the balance sheet. The amount on the balance sheet is reduced by the total cost assigned to the development of a particular lot, when the criteria for recognizing a sale of that lot is met.

Property and Equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets which range from three to forty years. Leasehold improvements are amortized over the lesser of the useful life or remaining lease terms.

Recognition of Insurance Premiums and Other Considerations

Premiums for traditional life insurance products (which include those products with fixed and guaranteed premiums and benefits and consist principally of whole life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies) are recognized as revenues when due from policyholders. Revenues for interest-sensitive insurance policies (which include universal life policies, interest-sensitive life policies, deferred annuities, and annuities without life contingencies) are recognized when earned and consist of policy charges for the policy administration charges, and surrender charges assessed against policyholder account balances during the period.

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

Allowance for Loan Losses and Doubtful Accounts

The Company records an estimate of the expense for potential losses from not collecting mortgage loans, other loans and receivables. Mortgage loans held for sale and significant receivables are the result of cemetery and mortuary operations, mortgage loan operations and other receivables. The allowance is based upon the Company’s experience. The critical issues that impact recovery of the cemetery and mortuary receivables is the overall economy. The critical issues that impact recovery of mortgage loan operations are interest rate risk and loan underwriting.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

1)   Significant Accounting Policies (Continued)

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

Participating Insurance

Participating business constituted 2%, 3%, and 2% of insurance in force for 2006, 2005 and 2004, respectively. The provision for policyholders’ dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

Reinsurance

The Company follows the procedure of reinsuring risks in excess of $75,000 to provide for greater diversification of business to allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. The Company remains liable for amounts ceded in the event the reinsurers are unable to meet their obligations.

The Company entered into coinsurance agreements with unaffiliated insurance companies under which the Company assumed 100% of the risk for certain life insurance policies and certain other policy-related liabilities of the insurance company.

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
Years Ended December 31, 2006, 2005, and 2004

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

Prearranged funeral and pre-need cemetery customer acquisition costs - costs incurred related to obtaining new pre-need contract cemetery and prearranged funeral services are accounted for under the guidance of the provisions of Statement of Financial Accounting Standards No. 60 Accounting and Reporting by Insurance Enterprises (FAS No. 60). Obtaining costs, which include only costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral services, are deferred until the merchandise is delivered or services are performed.

Revenues and costs for at-need sales are recorded when a valid contract exists, the services are performed, collection reasonably assured and there are no significant obligations remaining.

The Company, through its mortuary and cemetery operations, provides guaranteed funeral arrangements wherein a prospective customer can receive future goods and services at guaranteed prices. To accomplish this, the Company, through its life insurance operations, sells to the customer an increasing benefit life insurance policy that is assigned to the mortuaries. If, at the time of need, the policyholder/potential mortuary customer utilizes one of the Company’s facilities, the guaranteed funeral arrangement contract that has been assigned will provide the funeral goods and services at the contracted price. The increasing life insurance policy will cover the difference between the original contract prices and current prices. Risks may arise if the difference cannot be fully met by the life insurance policy. However, management believes that given current inflation rates and related price increases of goods and services, the risk of exposure is minimal.

Mortgage Operations

Mortgage fee income consists of origination fees, processing fees and certain other income related to the origination of mortgages. For mortgages sold to third party investors, mortgage fee income and related expenses are recognized at the time the loan meets the sales criteria for financial assets which are: (1) the transferred assets have been isolated from the Company and its creditors, (2) the transferee has the right to pledge or exchange the mortgage, and (3) the Company does not maintain effective control over the transferred mortgage. Certain loans funded are transferred to unrelated financial institutions under purchase commitments. All rights and title to the mortgage loans are assigned to the unrelated financial institutions, including any investor commitments for these loans prior to their purchasing these loans under the purchase commitments. As of December 31, 2006 and 2005, mortgage loans totaling $190,455,000 and $93,389,000 respectively, have been sold and were outstanding under these commitments.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

1)   Significant Accounting Policies (Continued)

The Company has commitment agreements from financial institutions whereby the financial institutions have agreed to purchase mortgage loans up to $306,854,000 as of December 31, 2006, until these loans are purchased by third party investors.

The majority of loans originated are sold to third party investors. Receivables for mortgages sold to investors are shown on the balance sheet as mortgage loans sold to investors and are shown on the basis of the amount due from the investors, which includes fees. Any impairment to these receivables are included in a separate allowance for loan losses. The estimates are based upon historical experience and best estimate of future losses.

The Company accrues an estimate of future losses on mortgage loans sold to third party investors. The Company may be required to reimburse third party investors for costs associated with early payoff of loans within the first year of duration and to repurchase loans in default within the first year. The estimates are based upon historical experience and best estimate of future liabilities. At December 31, 2006 and 2005 the reserve for future loan losses was $2,712,000 and $2,183,000, respectively.

Self Insurance

The Company is self insured for certain casualty insurance, workers compensation and health benefit programs. Self–Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverages. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party administrators and actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date.

Goodwill

Previous acquisitions have been accounted for as purchases under which assets acquired and liabilities assumed were recorded at their fair values with the excess purchase price recognized as goodwill. The Company evaluates annually or when changes in circumstances warrant the recoverability of goodwill and if there is a decrease in value, the related impairment is recognized as a charge against income. No impairment of goodwill has been recognized in the accompanying financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

1)   Significant Accounting Policies (Continued)

Long-lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset, and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. No impairment of long-lived assets has been recognized in the accompanying financial statements.

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

Earnings Per Common Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per share. This Standard requires presentation of basic and diluted earnings per share. Basic earnings per equivalent Class A common share are computed by dividing net earnings by the weighted-average number of Class A common shares outstanding during each year presented, after the effect of the assumed conversion of Class C common stock to Class A common stock. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the year used to compute basic earnings per share plus dilutive potential incremental shares. Basic and diluted earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

Stock Compensation

Effective January 1, 2006, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards 123 (revised 2004). Share-Based Payment (“SFAS123R”). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. The fair value of all options was calculated using the Black Scholes method. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adopting SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

1)   Significant Accounting Policies (Continued)

The Company also has one variable option plan (the “1987 Plan”). In accordance with SFAS 123R for 2006 and APB Opinion No. 25 for 2005 and 2004, compensation cost related to options granted and outstanding under this plan is estimated and recognized over the period of the award based on changes in the current market price of the Company’s stock over the vesting period. Options granted under the 1987 Plan are exercisable for a period of ten years from the date of grant. No compensation was recognized under SFAS 125R for 2006 or under APB 25 for 2005 and 2004.

The Company has four fixed option plans (the “1987 Plan”, the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). No compensation cost has been recognized for these plans under SFAS 123R for 2006 or under APB 25 for 2005 and 2004. Had compensation cost for 2005 and 2004 for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123R, the Company’s net earning and basic and diluted earnings per share would have been reduced as follows:

	Years Ended December 31,
	2005	2004

Net earnings, as reported	$3,487,880	$2,122,272
Total stock-based employee compensation recognized	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards	(676,920)	(1,090,458)

Pro forma net earnings	$2,810,960	$1,031,814

Basic earnings per share, as reported	$0.51	$0.31
Diluted earnings per share as reported	$0.50	$0.30
Basic earnings per share, pro forma	$0.41	$0.15
Diluted earnings per share, pro forma	$0.41	$0.15

The weighted-average fair value of each option granted in 2006 under the 2006 Plan, is estimated at $3.11 as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 42%, risk-free interest rate of 3.4%, and an expected life of ten years. For the year ended December 31, 2006, the Company calculated compensation expense of $7,680 related to stock options.

The Company generally estimates the expected life of the options based upon the contractual term of the options. Future volatility is estimated based upon the historical volatility of the Company’s Class A common stock over a period equal to the estimated life of the options. Common stock issued upon exercise of stock options are generally new share issuances rather than from treasury shares. Future compensation relating to non-vested stock options at December 31, 2006 is not material.

The weighted-average fair value of options granted in 2005 under the 2000 Plan and the 2003 Plan is estimated at $1.92 as of the grant date using the Black Scholes option-pricing model with the following assumptions: dividend yield of 5%, volatility of 39%, risk-free interest rate of 3.4%, and an expected life of five to ten years.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

1)   Significant Accounting Policies (Continued)

The weighted-average fair value of options granted in 2004 under the 2000 Plan and the 2003 Plan is estimated at $1.71 as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 36%, risk-free interest rate of 3.4%, and an expected life of five to ten years.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Recent Accounting Pronouncements

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts, (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Initial application of SOP 05-1 should be as of the beginning of the entity’s fiscal year. The Company will adopt SOP 05-1 effective January 1, 2007. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and related interpretations. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements will likely not be material.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 amends SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and related interpretations. SFAS 156 requires an entity to

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

1)   Significant Accounting Policies (Continued)

recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements will likely not be material.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which attempts to set out a consistent framework for preparers to use to determine the appropriate level of valuation allowance tax reserves to maintain for deferred tax assets relating to uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-than-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit, which is greater than a fifty percent likelihood of being realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s valuation allowances. The Company will adopt this Interpretation as of January 1, 2007. The impact from adoption has not been determined.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS 158”). Under SFAS 158, the Company must recognize a net liability or asset to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheets. The effective date of the recognition and disclosure provisions for the company is as of December 31, 2006. Adoption of SFAS 158 did not have a material effect on the consolidated financial statements as of December 31, 2006 or for the year then ended.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for the year ended December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007 the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No 115 (“SFAS 159”) SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the application of the fair value option and its effect on its financial position and results of operations.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

2)  Acquisitions

Southern Security Life - Minority Interest Acquisition

As of December 31, 2004, the Company’s wholly owned subsidiary, Security National Life Insurance Company (“Security National Life”), and its wholly owned subsidiary, SSLIC Holding, owned approximately 77% of the outstanding shares of common stock of Southern Security Life.

On January 1, 2005, the Company, through Security National Life, acquired the remaining 490,816 shares of common stock or the remaining 23% of Southern Security Life for $3.84 per share in cash, or an aggregate of $1,884,733, which was primarily paid during 2005.

The Florida Office of Insurance Regulation approved a reinsurance agreement on December 28, 2005. As a result of the reinsurance agreement, all of the insurance business and operations of Southern Security Life, including its assets and liabilities, were transferred to Security National Life, as reinsurer, as of December 31, 2005, the effective date of the agreement, except for the capital and surplus which is required to be maintained under Florida law. Thus, approximately $48,528,000 in assets and liabilities were transferred from Southern Security Life to Security National Life pursuant to the reinsurance agreement.

Southern Security Life - Sale

On December 29, 2006, the Company, through its wholly owned subsidiary, Security National Life, entered into an agreement to sell Southern Security Life to American Network Insurance Company (“American Network”), a Pennsylvania corporation and wholly owned subsidiary of Penn Treaty America Corporation, a Pennsylvania corporation. Under the terms of the agreement, Security National Life is to receive $4,265,884 upon approval of the transaction by the Florida Office of Insurance Regulation, the Florida Department of Financial Services, and the Pennsylvania Department of Insurance.

Until closing, Security National Life was required to pay $503,302 into an escrow account which will be repaid to Security National Life upon receipt of a written notice from American Network that it has deposited its own bonds with the states of Alabama, Michigan and South Carolina

In the event any of the regulatory authorities disapprove or fail to approve the transaction on or before June 30, 2007, the purchase price and payment by Security National Life will be released from escrow to the original parties and the purchase agreement will be terminated and Southern Security Life will be merged into Security National Life.

On March 5, 2007, the Company received a proposed consent order from the Florida Office of Insurance Regulation concerning the New Success Life Program, the higher education product currently being marketed and sold by Southern Security Life. The proposed order states that as a result of the investigation the Florida Office has determined that Southern Security Life violated Florida law (i) by knowingly making statements, sales presentations, omissions or comparisons that misrepresented the benefits, advantages, or terms of the New Success Life Program, and (ii) by knowingly making, advertisements, announcements, or statements containing representations that were untrue or misleading.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

2)  Acquisitions (Continued)

The proposed order would require Security National Life and Southern Security Life to immediately cease and desist from making any false or misleading representations to Florida consumers suggesting that the New Success Life Program would accumulate enough value to pay for college expenses in full. The proposed order would also require Security National Life and Southern Security Life to agree to no longer market or sell the New Success Life Program in the State of Florida. In addition, Security National Life and Southern Security Life would be required to send a written notice to Florida consumers who purchased the New Success Life Program on or after January 1, 1998 stating that the higher education program is a whole life insurance product, with a term and annuity rider, and not a college trust fund, savings plan, or other program, and it may not necessarily pay college expenses in full from the accumulated value.

Moreover, the written notice is to provide an opportunity for the Florida consumers who purchased the New Success Life Program on or after January 1, 1998 to cancel their policy and be given a full refund, including all premiums paid, together with interest at the agreed upon rate in the original contract. If each of the Florida consumers who purchased the New Success Life Program after January 1, 1998 was to cancel his or her policy and receive a refund, the cost to the Company to refund all premiums paid, including interest, would be approximately $8,200,000, an amount in excess of the assets of Southern Security Life.

The proposed consent order would also require Security National Life and Southern Security Life to issue refunds including interest to the eleven policyholders whose affidavits were taken in connection with the administrative complaint that the Florida Office had previously filed against Franz Wallace, the former National Sales Director of Southern Security Life. Security National Life and Southern Security Life would additionally be required to issue refunds, including interest, to any Florida policyholder in the New Success Life Program who had filed a complaint with the Florida Department of Financial Services or whose coverage had lapsed. Furthermore, Security National Life and Southern Security Life would be required to notify the state insurance department in each state in which the New Success Life Program is marketed of the order and any complaint that Southern Security Life received relating to the New Success Life Program from policyholders in that state. Finally, Security National Life and Southern Security Life would be required to pay the Florida Office a penalty of $100,000 and administrative costs of $5,000.

The Company disputes the terms of the proposed consent order. The Company is not aware of specific concerns that the Florida Office has with the New Success Life Program because it has received no administrative complaint from the Florida Office nor is it aware of any recent market conduct examination that the Florida Office has conducted relative to the program. The Company intends to vigorously oppose the proposed consent order. The Company is currently engaged in discussions with the Florida Office in an effort to settle the dispute concerning the proposed order. If the Company is unable to reach a satisfactory resolution with the Florida Office with respect to the terms of the proposed consent order and the Florida Office issues a similar order, the Company intends to take action necessary to protect its rights and interests, including requesting a hearing before an administrative law judge to oppose the order. The Company believes any potential liability would be limited to the assets of Southern Security Life, which are approximately $3,847,000.

Paramount Security Life Insurance Company

On March 16, 2004, Security National Life completed the purchase of all of the outstanding common stock of Paramount Security Life Insurance Company, now known as Security National Life of Louisiana, a Louisiana domiciled insurance company located in Shreveport, Louisiana. As of March 16, 2004, Paramount Security Life Insurance Company had approximately 9,400 policies in force and approximately 29 agents. The total purchase consideration was $4,398,000 and the transaction was effective, January 26, 2004. The operation of Security National Life of Louisiana has been included in the consolidated operations of the Company from January 26, 2004.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

2)  Acquisitions (Continued)

Security National Life of Louisiana is licensed in the State of Louisiana and is permitted to appoint agents who do not have a full life insurance license. These agents are limited to selling small life insurance policies in the final expense market.

Memorial Insurance Company of America

On December 29, 2005, Security National Life and Southern Security Life completed a stock purchase transaction with Memorial Insurance Company of America, an Arkansas domiciled insurance company (“Memorial Insurance Company”), and purchased all of the outstanding shares of common stock of Memorial Insurance Company for $13,500,000.

The shareholders of Memorial Insurance Company received payment for their shares by means of distributions, with Security National Life and Southern Security Life simultaneously contributing sufficient capital and surplus to Memorial Insurance Company to maintain its status as an admitted insurer in good standing in the state of Arkansas.

The following unaudited consolidated pro forma results of operations is presented assuming consummation of the purchase of Paramount Security Life Insurance Company and Memorial Insurance Company as of January 1, 2004:

	Unaudited Pro Forma Years Ended December 31,
	2005	2004

	in thousands except earnings per share
Total revenue	$133,609	$122,000
Net earnings	4,325	4,283
Basic earnings per share	$0.63	$0.63
Diluted earnings per share	$0.63	$0.61
61

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

2)  Acquisitions (Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition of Paramount Security Life Insurance Company on March 16, 2004 and Memorial Insurance Company of America on December 29, 2005:

	Memorial	Paramount

Assets:
Cash received	$1,722,238	$—
Cost of insurance acquired	251,086	304,042
Investments	29,816,841	1,864,126
Mortgage loans	—	471,593
Real estate	—	32,668
Policy loans	34,575	28,180
Receivables	388,374	13,589
Accrued investment income	302,923	24,983
Property and equipment	156,003	16,500

Total assets acquired	32,672,040	2,755,681

Liabilities:
Future life, annuity and other benefits	30,326,086	1,865,038
Other liabilities	417,817	586,601
Deferred income taxes	1,928,137	—

Total liabilities assumed	32,672,040	2,451,639

Net assets acquired	$—	$304,042

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements Years Ended December 31, 2006, 2005, and 2004

3) Investments The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2006 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2006:
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S Government agencies	$14,237,522	$105,720	$(287,625)	$14,055,617

Obligations of states and political subdivisions	1,189,165	51,099	(4,361)	1,235,903

Corporate securities including public utilities	72,755,683	1,036,087	(539,122)	73,252,648

Mortgage-backed securities	9,511,196	59,004	(331,484)	9,238,716

Redeemable preferred stock	623,953	16,240	(500)	639,693

Total fixed maturity securities held to maturity	$98,317,519	$1,268,150	$(1,163,092)	$98,422,577

Securities available for sale carried at estimated fair value:
Fixed maturity securities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$597,937	$19,365	$—	$617,302

Corporate securities including public utilities	2,713,641	86,588	—	2,800,229

Total fixed maturity securities available for sale	$3,311,578	$105,953	$—	$3,417,531

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements Years Ended December 31, 2006, 2005, and 2004

3) Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2006:

Equity securities available for sale:

Non-redeemable preferred stock	$20,281	$—	$(2,719)	$17,562

Common stock:

Public utilities	411,999	391,020	(10,557)	792,462
Banks, trusts and insurance companies	559,683	909,209	(21,265)	1,447,627
Industrial, miscellaneous and all other	1,173,702	2,265,431	(435,089)	3,004,044

Total equity securities available for sale	$2,165,665	$3,565,660	$(469,630)	$5,261,695

Total securities available for sale carried at estimated fair value	$5,477,243	$3,671,613	$(469,630)	$8,679,226

Mortgage loans on real estate and construction loans:
Residential	$15,992,983
Residential construction	25,465,382
Commercial	44,334,305
Commercial construction	368,917
Allowance for loan losses	(1,026,576)

Total mortgage loans on real estate and construction loans	$85,135,011

Real estate	$5,002,853

Policy, student and other loans	$12,846,986

Short-term investments	$4,586,828

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements Years Ended December 31, 2006, 2005, and 2004

3) Investments (Continued) The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2005 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2005:
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S Government agencies	$15,135,496	$161,384	$(185,916)	$15,110,964

Obligations of states and political subdivisions	1,276,511	24,143	(3,335)	1,297,319

Corporate securities including public utilities	70,022,086	1,945,973	(420,407)	71,547,652

Mortgage-backed securities	2,497,872	24,543	(136,089)	2,386,326

Redeemable preferred stock	848,977	22,688	—	871,665

Total fixed maturity securities held to maturity	$89,780,942	$2,178,731	$(745,747)	$91,213,926

Securities available for sale carried at estimated fair value:
Fixed maturity securities available for sale:
U.S. Treasury securities and obligations of U.S Government agencies	$597,399	$35,315	$—	$632,714

Corporate securities including public utilities	5,846,721	122,715	(4,989)	5,964,447

Total fixed maturity securities available for sale	$6,444,120	$158,030	$(4,989)	$6,597,161

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements Years Ended December 31, 2006, 2005, and 2004 3) Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2005:

Equity securities available for sale:

Non-redeemable preferred stock	$37,781	$21,125	$(3,436)	$55,470

Common stock:

Public utilities	1,533,349	262,451	(15,357)	1,780,443
Banks, trusts and insurance companies	520,684	604,681	(12,915)	1,112,450
Industrial, miscellaneous and all other	8,080,838	1,801,463	(483,725)	9,398,576

Total equity securities available for sale	$10,172,652	$2,689,720	$(515,433)	$12,346,939

Total securities available for sale carried at estimated fair value	$16,616,772	$2,847,750	$(520,422)	$18,944,100

Mortgage loans on real estate and construction loans:
Residential	$11,121,810
Residential construction	17,278,209
Commercial	43,504,500
Commercial construction	1,129,292
Allowance for loan losses	(562,909)

Total mortgage loans on real estate and construction loans	$72,470,902

Real estate	$7,012,399

Policy, student and other loans	$12,391,569

Short-term investments	$3,211,590

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

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

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Held to Maturity:	Amortized Cost	Estimated Fair Value

Due in 2007	$1,686,299	$1,682,584
Due in 2008 through 2011	8,866,775	8,947,719
Due in 2012 through 2016	21,219,659	21,200,678
Due after 2016	56,409,636	56,713,187
Mortgage-backed securities	9,511,197	9,238,716
Redeemable preferred stock	623,953	639,693

Total held to maturity	$98,317,519	$98,422,577

Available for Sale:	Amortized Cost	Estimated Fair Value

Due in 2007	$499,874	$502,200
Due in 2008 through 2011	2,713,641	2,800,229
Due in 2012 through 2016	—	—
Due after 2016	98,063	115,102
Non-redeemable preferred stock	20,281	17,562
Common stock	2,145,384	5,244,133

Total available for sale	$5,477,243	$8,679,226

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

3)  Investments (Continued)

The Company’s realized gains and losses from investments and other assets are summarized as follows:

	2006	2005	2004

Fixed maturity securities held to maturity:
Gross realized gains	$1,282	$2,593	$36,933
Gross realized losses	(28,439)	—	(26,355)

Securities available for sale:
Gross realized gains	106,252	56,651	3,310
Gross realized losses	(12,996)	(561)	(6,364)

Other assets	825,205	15,563	66,907

Total	$891,304	$74,246	$74,431

Generally gains and losses from held to maturity securities are a result of early calls and related amortization of premiums or discounts.

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 6% to 22.25%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At December 31, 2006, the Company has 48% of its mortgage loans from borrowers located in the state of Utah. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $1,026,576 and $562,909 at December 31, 2006 and 2005, respectively.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available for sale securities) at December 31, 2006, other than investments issued or guaranteed by the United States Government.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

3)  Investments (Continued)

Major categories of net investment income are as follows:

	2006	2005	2004

Fixed maturity securities	$5,893,909	$4,602,518	$4,438,808
Equity securities	132,521	84,611	67,120
Mortgage loans on real estate	6,884,991	5,267,027	3,403,110
Real estate	1,159,572	1,636,413	1,322,796
Policy, student and other loans	713,798	674,826	673,404
Short-term investments, principally gains on sale of mortgage loans and other	10,409,719	8,642,669	7,276,009

Gross investment income	25,194,510	20,908,064	17,181,247
Investment expenses	(1,948,879)	(1,521,493)	(1,242,071)

Net investment income	$23,245,631	$19,386,571	$15,939,176

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of approximately $936,000, $904,000 and $781,000 for 2006, 2005, and 2004, respectively.

Investment expenses consist primarily of depreciation, property taxes and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $7,248,075 at December 31, 2006 and $9,439,648 at December 31, 2005. The restricted securities are included in various assets under investments on the accompanying consolidated balance sheets.

4) Receivables

Receivables consist of the following:	2006	2005

Trade contracts	$8,114,563	$5,733,142

Advances receivable from sales agents	2,146,507	1,992,877

Contract for sale of Southern Security Life	4,365,887	—

Other	1,117,553	958,851

Total receivables	15,744,510	8,684,870

Allowance for doubtful accounts	(866,392)	(868,197)

Net receivables	$14,878,118	$7,816,673

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

5)  Cost of Insurance Acquired

Information with regard to cost of insurance acquired is as follows:

	2006	2005	2004

Balance at beginning of year	$12,663,221	$14,053,497	$14,980,763

Cost of insurance acquired	210,926	(292,667)	304,042

Imputed interest at 7%	851,702	935,085	1,016,199
Amortization	(1,843,802)	(2,032,694)	(2,247,507)

Net amortization charged to income	(992,100)	(1,097,609)	(1,231,308)

Balance at end of year	$11,882,047	$12,663,221	$14,053,497

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $936,000, $876,000, $840,000, $805,000, and $772,000 for the years 2007 through 2011. Actual amortization may vary based on changes in assumptions or experience.

6) Property and Equipment

The cost of property and equipment is summarized below:

	December 31,

	2006	2005

Land and buildings	$17,040,687	$15,842,601
Furniture and equipment	12,024,948	12,142,351

	29,065,635	27,984,952
Less accumulated depreciation	(15,006,106)	(13,916,575)

Subtotal	14,059,529	14,068,377
Land and buildings sold to investors	—	678,899

Total	$14,059,529	$14,747,276

7) Bank Loans Payable Bank loans payable are summarized as follows:
	December 31,

	2006	2005

6% note payable in monthly installments of $5,693 including principal and interest, collateralized by real property, with a book value of approximately $803,000, due September 2010.	$564,254	$597,221

6.93% note payable in monthly installments of $14,175 including principal and interest, collateralized by real property with a book value of approximately $812,000, due November 2007.	1,379,158	1,426,515
70

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements Years Ended December 31, 2006, 2005, and 2004 7) Bank Loans Payable (Continued)

	December 31,

	2006	2005

Bank prime rate less 1.35% (6.90% at December 31, 2006) note payable in monthly installments of $2,736 including principal and interest, collateralized by 15,000 shares of Security National Life Insurance Company stock, due February 2007.	4,827	38,589

7.35% note payable in monthly installments of $14,975 including principal and interest, collateralized by 15,000 shares of Security National Life Insurance Company stock, paid December 2006.	—	172,549

5.87% note payable with interest and monthly principal payments of $134,000, collateralized by 15,000 shares of Security National Life Insurance Company Stock, due January 2010.	4,569,116	5,926,478

Mark to market of interest rate swaps (discussed below) adjustment	(133,080)	(162,629)

Other collateralized bank loans payable	539,069	947,598

Total bank loans	6,923,344	8,946,321

Less current installments	3,118,842	2,291,439

Bank loans, excluding current installments	$3,804,502	$6,654,882

The Company has line of credit agreements with a bank for $2,500,000, of which $250,000 and $600,000 were outstanding at December 31, 2006 and 2005, respectively, and were included in other collateralized bank loans payable. The lines of credit are for general operating purposes and bear interest at the bank’s prime rate and must be repaid every 30 days.

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

Information regarding the swaps is as follows as of December 31, 2006:

Weighted average variable interest rate of the hedged bank loans (prime less .5%)	7.75%
Weighted average fixed interest rate of the swaps	6.11%
Market value of the swaps- potential unrealized gain position	$133,080

The respective market values of the swaps are derived from proprietary models of the financial institution with whom the Company purchased the swaps and from whom the Company obtained the hedged bank loans.

See Note 8 for summary of maturities in subsequent years.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

8)  Notes and Contracts Payable

Notes and contracts payable are summarized as follows:

	December 31,

	2006	2005

Unsecured note payable due to former stockholders of Deseret Memorial, Inc. resulting from the acquisition of such entity. Amount represents the present value, discounted at 8%, of monthly annuity payments of $5,900, due September 2011.	$279,853	$501,598

9% note payable in monthly installments of $10,000 including principal and interest, collateralized by real property, with a book value of approximately $2,908,000, due July 2008.	209,322	307,434

Due to shareholder of Security National Financial Corporation, 4.0% note payable in annual installments of $160,873 including principal and interest, due and paid in January 2006, secured by Company stock held in escrow	—	160,873

Other notes payable	258,013	356,379

Total notes and contracts payable	747,188	1,326,284
Less current installments	202,964	449,878

Notes and contracts, excluding current installments	$544,224	$876,406

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

2007	$3,321,806
2008	1,798,649
2009	1,769,988
2010	569,822
2011	77,114
Thereafter	133,153

Total	$7,670,532

Interest paid approximated interest expense in 2006, 2005 and 2004.
72

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

9)  Cemetery and Mortuary Endowment Care and Pre-need Merchandise Funds

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

The components of the non-controlling interests in perpetual care trusts are as follows:

	December 31,

	2006	2005

Trust investments, at market value	$1,306,984	$1,152,493
Note receivables from Cottonwood Mortuary and Singing Hills Cemetery eliminated in consolidation	1,158,863	1,051,978
Other	(187,337)	(31,221)

Non-controlling interest	$2,278,510	$2,173,250

The Company has established and maintains certain restricted trust investments to provide for future merchandise and service obligations incurred in connection with its pre-need sales. Such amounts are reported as pre-need funeral and cemetery trust investments of cemeteries and mortuaries in the accompanying consolidated balance sheets.

Assets in the restricted asset account are summarized as follows:

	December 31,

	2006	2005

Cash and cash equivalents	$673,262	$747,281
Mutual funds	332,960	332,960
Fixed maturity securities	8,775	8,775
Equity securities	77,778	77,778
Participation in mortgage loans with Security National Life	4,338,095	4,039,609
Time certificate of deposit	—	33,696

Total	$5,430,870	$5,240,099

10) Income Taxes

The Company’s income tax liability at December 31 is summarized as follows:
	December 31,

	2006	2005

Current	$690,171	$358,357
Deferred	15,897,113	14,242,672

Total	$16,587,284	$14,601,029

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

10)  Income Taxes (Continued)

Significant components of the Company’s deferred tax (assets) and liabilities at December 31 are approximately as follows:

	December 31,

	2006	2005

Assets
Future policy benefits	$(2,678,185)	$(1,424,759)
Unearned premium	(1,672,173)	(1,736,217)
Other	(434,239)	(299,209)

Total deferred tax assets	(4,784,597)	(3,460,185)

Liabilities
Deferred policy acquisition costs	7,374,960	6,694,963
Cost of insurance acquired	4,338,358	2,150,799
Installment sales	2,232,103	3,262,577
Trusts	1,257,376	1,766,590
Tax on unrealized appreciation	1,649,404	584,879
Difference between book and tax basis of other assets and liabilities	3,829,509	3,243,049

Total deferred tax liabilities	20,681,710	17,702,857

Net deferred tax liability	$15,897,113	$14,242,672

The Company paid $173,389, $37,960 and $126,894 in income taxes for 2006, 2005 and 2004, respectively. The Company’s income tax expense (benefit) is summarized as follows:

	2006	2005	2004

Current	$617,203	$377,732	$15,106
Deferred	1,153,985	862,024	636,430

Total	$1,771,188	$1,239,756	$651,536

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

	2006	2005	2004

Computed expense at statutory rate	$2,344,517	$1,607,396	$903,899
Special deductions allowed small life insurance companies	(624,438)	(399,820)	(243,873)
Dividends received deduction	(2,040)	(5,780)	(5,619)
Minority interest taxes	—	—	47,376
Other, net	53,149	37,960	(50,247)

Tax expense	$1,771,188	$1,239,756	$651,536

A portion of the life insurance income earned prior to 1984 was not subject to current taxation but was accumulated for tax purposes, in a “policyholders’ surplus account.” Under provisions of the Internal Revenue Code, the policyholders’ surplus account was frozen at its December 31, 1983 balance and will be taxed generally only when distributed. Congress passed changes to the tax code, which exempts distributions from tax if such distributions are made in the years 2005 through 2007. The Company took advantage of these changes and made distributions in 2006 of its policyholders surplus account ($4,152,318).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

The Company has a net operating loss carry forward of approximately $1,434,000, as of December 31, 2006. These carry forward amounts begin expiring in ten years and range up to 20 years.

11)     Reinsurance, Commitments and Contingencies

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $30,000 to $75,000 during the years 2006 and 2005. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to $1,388,552,000 (unaudited) at December 31, 2006 and $1,964,847,00 (unaudited) at December 31, 2005.

As part of the acquisition of Southern Security, the Company has a co-insurance agreement with The Mega Life and Health Insurance Company (“MEGA”). On December 31, 1992 Southern Security ceded to MEGA 18% of all universal life policies in force at that date. MEGA is entitled to 18% of all future premiums, claims, policyholder loans and surrenders relating to the ceded policies. In addition, Southern Security receives certain commission and expense reimbursement. Effective January 1, 2006, Southern Security entered into a Reinsurance Recapture Agreement with MEGA wherein the policies reinsured under the Reinsurance Agreement between the Company and MEGA dated December 31, 1992, as amended was recaptured. During February 2006 MEGA transferred assets and liabilities of approximately $6,582,000 to Southern Security. Consideration paid by Southern Security to MEGA was $200,000.

The Company has commitments to fund residential construction loans. As of December 31, 2006 the Company had commitments of $43,389,000 for these loans of which $25,465,000 had been funded. These loans are for new construction. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% to 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 1% to 2% over the bank prime rate (8.25% as of December 31, 2006). Maturities range between six and twelve months.

On December 26, 2003, the Company entered into a partially Coinsurance and a partially Modified Coinsurance Agreement (CoModco Agreement) with Guaranty Income Life Insurance Company (Guaranty) effective September 30, 2003. The Company has reinsured 100% of certain blocks of Guaranty’s traditional life, universal life and annuity businesses. The total liabilities reinsured for these blocks of businesses on October 1, 2003 were $60,527,887. The Company paid a ceding commission to Guaranty of $3,400,000 and will receive from Guaranty a risk charge of 1% of the outstanding Coinsurance per calendar quarter. Guaranty put into a bank trust investment grade bonds, which equal the outstanding liabilities assumed by the Company. The Company is named as a beneficiary of the trust and the terms of the trust are such that Guaranty will maintain investment grade bonds in the trust to equal the outstanding liabilities assumed by the Company. Under the CoModco Agreement the Coinsurance and the increase in reserves are equal. Under U. S. GAAP the Coinsurance and the reserve increases are netted since these are non-cash items, and the Company expects to recapture the Coinsurance from future profits of the reinsured business. Guaranty has the right to recapture the business at any time after December 31, 2004 upon 90 days advance notice. As of December 31, 2006 and 2005, the outstanding Coinsurance amount was $-0- and $-0-, respectively. The Company recorded as income the risk charge for the years ended December 31, 2006 and 2005, of $-0- and $10,000, respectively. In the event that the Company believes it will not recover the Coinsurance it will have to record as an expense and a future liability for the amount of such impairment. Effective January 1, 2005, Guaranty recaptured the reinsurance under this agreement and the agreement was cancelled between the Company and Guaranty. The recapture did not result in recognition of a gain or loss in the consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

11)     Reinsurance, Commitments and Contingencies (Continued)

The City of Phoenix (in Arizona) began condemnation proceedings during 2004 on the property where the Camelback Funeral Home was located for purposes of constructing a light rail facility. The city placed $1,200,000 in escrow to pay the Company for the property that was condemned. The carrying amount on the Company’s financial statements for the land and building of the Camelback Funeral Home at December 31, 2005 was $678,889. The Company has had an independent appraisal and negotiated a higher sales price with the city. In July 2006, the Company settled with the City of Phoenix for a sales price of $1,440,000. As a result of the sale, the Company recognized a gain of $760,231 during the third quarter of 2006. The first payment of $1,200,000 was made by the City of Phoenix in August 2006 with the remaining amount to be received within 30 days of the city council’s approval of the sales price.

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to five years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2006, are approximately as follows:

Years Ending December 31:

2007	$854,000
2008	677,000
2009	376,000
2010	126,000
2011	8,000

Total	$2,041,000

Total rent expense related to these non-cancelable operating leases for the years ended December 31, 2006, 2005, and 2004 was approximately $1,222,000, $828,000 and $734,000, respectively.

At December 31, 2006, the Company was contingently liable under a standby letter of credit aggregating $101,520, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company’s self-insurance casualty program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero.

The Company is self insured for certain casualty insurance and health benefit programs. Self-Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverages. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party administrators and actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At December 31, 2006, $100,324 of reserves was established related to such insurance programs versus $163,269 at December 31, 2005.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

11)     Reinsurance, Commitments and Contingencies

The Company received a letter dated November 29, 2004 on behalf of Roger Gornichec, who the Company recognizes as having been an independent contractor. Gornichec had concluded his services as an agent selling insurance in the spring of 2003 and his license to sell cemetery plots was not renewed in the summer of 2004. Gornichec asserted that he was an employee contrary to the Company’s position.

The claims made in the letter on behalf of Gornichec included but were not limited to, wrongful termination in violation of public policy, misrepresentation, age discrimination, whistle-blower retaliation, interference with economic advantage, breach of contract, breach of the covenant of good faith and fair dealing, and infliction of emotional distress. Gornichec also claimed he was owed a certain amount from a retirement plan. The letter from Gornichec’s attorney proposed a settlement in the amount of $420,000. Based on its investigation, the Company believes Gornichec was an independent contractor rather than an employee, and there was no justification for the claims and the settlement amount sought. The Company reached a settlement with Gornichec, which resulted in the Company paying $27,000 to Gornichec during the second quarter of 2006.

The Company received a letter dated November 9, 2004 on behalf of Charles Hood, who worked at Singing Hills Memorial Park in El Cajon, California. Hood was hired in early 2003 as a groundskeeper with his work concluding on October 30, 2003. Hood claims he wrote a letter to the Company expressing his concerns regarding the operation of the cemetery, and that the next day he was terminated, even though he recognizes his relationship was as an at-will employee. Hood’s claims against the Company also include, but are not limited to, violation of labor laws, whistleblower retaliation and infliction of emotional distress. The letter proposed a settlement in the amount of $275,000.

On November 23, 2005, Hood filed a complaint in the Superior Court of the State of California for the County for San Diego (Case No. GIE 028978) against Singing Hills Memorial Park and California Memorial Estates, Inc, wholly owned subsidiaries of the Company. The claims in the complaint include wrongful termination in violation of public policy, retaliation in violation of public policy, race discrimination in violation of the California Fair Employment and Housing Act, retaliation in violation of the California Fair Employment and Housing Act, intentional infliction of emotional distress, plus punitive damages, attorney’s fees and costs of the lawsuit. There are no specific amounts requested in the complaint, but damages are in an amount to be proven at a jury trial. The Company contends that Hood voluntarily quit and was not terminated. The trial was set for November 2006. The Company reached a settlement with Hood, which resulted in the Company paying $30,000 to Hood, during the third quarter of 2006.

On March 5, 2007, the Company received a proposed consent order from the Florida Office of Insurance Regulation concerning the New Success Life Program, the higher education product currently being marketed and sold by Southern Security Life. The proposed order states that as a result of the investigation the Florida Office has determined that Southern Security Life violated Florida law (i) by knowingly making statements, sales presentations, omissions or comparisons that misrepresented the benefits, advantages, or terms of the New Success Life Program, and (ii) by knowingly making, advertisements, announcements, or statements containing representations that were untrue or misleading.

The proposed order would require Security National Life and Southern Security Life to immediately cease and desist from making any false or misleading representations to Florida consumers suggesting that the New Success Life Program would accumulate enough value to pay for college expenses in full. The proposed order would also

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements Years Ended December 31, 2006, 2005, and 2004

11)	Reinsurance, Commitments and Contingencies (Continued)

require Security National Life and Southern Security Life to agree to no longer market or sell the New Success Life Program in the State of Florida. In addition, Security National Life and Southern Security Life would be required to send a written notice to Florida consumers who purchased the New Success Life Program on or after January 1, 1998 stating that the higher education program is a whole life insurance product, with a term and annuity rider, and not a college trust fund, savings plan, or other program, and it may not necessarily pay college expenses in full from the accumulated value.

Moreover, the written notice is to provide an opportunity for the Florida consumers who purchased the New Success Life Program on or after January 1, 1998 to cancel their policy and be given a full refund, including all premiums paid, together with interest at the agreed upon rate in the original contract. If each of the Florida consumers who purchased the New Success Life Program after January 1, 1998 was to cancel his or her policy and receive a refund, the cost to the Company to refund all premiums paid, including interest, would be approximately $8,200,000, an amount in excess of the assets of Southern Security Life.

The proposed consent order would also require Security National Life and Southern Security Life to issue refunds including interest to the eleven policyholders whose affidavits were taken in connection with the administrative complaint that the Florida Office had previously filed against Franz Wallace, the former National Sales Director of Southern Security Life. Security National Life and Southern Security Life would additionally be required to issue refunds, including interest, to any Florida policyholder in the New Success Life Program who had filed a complaint with the Florida Department of Financial Services or whose coverage had lapsed. Furthermore, Security National Life and Southern Security Life would be required to notify the state insurance department in each state in which the New Success Life Program is marketed of the order and any complaint that Southern Security Life received relating to the New Success Life Program from policyholders in that state. Finally, Security National Life and Southern Security Life would be required to pay the Florida Office a penalty of $100,000 and administrative costs of $5,000.

The Company disputes the terms of the proposed consent order. The Company is not aware of specific concerns that the Florida Office has with the New Success Life Program because it has received no administrative complaint from the Florida Office nor is it aware of any recent market conduct examination that the Florida Office has conducted relative to the program. The Company intends to vigorously oppose the proposed consent order. The Company is currently engaged in discussions with the Florida Office in an effort to settle the dispute concerning the proposed order. If the Company is unable to reach a satisfactory resolution with the Florida Office with respect to the terms of the proposed consent order and the Florida Office issues a similar order, the Company intends to take action necessary to protect its rights and interests, including requesting a hearing before an administrative law judge to oppose the order. The Company believes any potential liability would be limited to the assets of Southern Security Life, which are approximately $3,847,000.

The Company is a defendant in various other legal actions arising from the normal conduct of business. Management believes that none of the actions will have a material effect on the Company’s financial position or results of operations. Based on management’s assessment and legal counsel’s representations concerning the likelihood of unfavorable outcomes, no amounts have been accrued for the above claims in the consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

11)     Reinsurance, Commitments and Contingencies

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

12)     Retirement Plans

The Company and its subsidiaries have a noncontributory Employee Stock Ownership Plan (ESOP) for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,040 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors. The Company’s contributions are allocated to eligible employees based on the ratio of each eligible employee’s compensation to total compensation for all eligible employees during each year. ESOP contribution expense totaled $138,286, $131,524, and $105,196 for 2006, 2005 and 2004, respectively. At December 31, 2006 the ESOP held 625,824 shares of Class A and 1,630,693 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has a 401(k) savings plan covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions up to the lesser of 15% of total annual compensation or the statutory limits.

The Company may match up to 50% of each employee’s investment in Company stock, up to 1/2 of 1% of the employee’s total annual compensation. The Company’s match will be Company stock and the amount of the match will be at the discretion of the Company’s Board of Directors. The Company’s matching 401(k) contributions for 2006, 2005, and 2004 were $8,656, $5,142, and $5,746, respectively. Also, the Company may contribute, at the discretion of the Company’s Board of Directors, an Employer Profit Sharing Contribution to the 401(k) savings plan. The Employer Profit Sharing Contribution shall be divided among three different classes of participants in the plan based upon the participant’s title in the Company. The Company contributions for 2006, 2005, and 2004 were $162,584, $135,589, and $128,949, respectively. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee.

In 2001, the Company’s Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company’s contributions for 2006, 2005 and 2004 were $125,558, $141,710, and $123,249, respectively.

The Company has deferred compensation agreements with its Chief Executive Officer and its past Senior Vice President. The deferred compensation is payable on the retirement or death of these individuals either in annual installments over 10 years or in a lump sum settlement, if approved by the Board of Directors. The amount payable is $70,392 per year with cost of living adjustments each anniversary. The compensation agreements also provide that any remaining balance will be payable to their heirs in the event of their death. In addition, the agreements provide that the Company will pay the Group Health coverages for these individuals and/or their spouses. In 2006 and 2005, the Company increased its liability for these future obligations by $6,000 and $10,000, respectively. The current balance as of December 31, 2006 is $732,000.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

12)     Retirement Plans (Continued)

On July 16, 2004, the Company entered into an employment agreement with Scott M. Quist, its President and Chief Operating Officer. The agreement is effective as of December 4, 2003 and has a five-year term, but the Company has agreed to renew the agreement on December 4, 2008 and 2013 for additional five-year terms, provided Mr. Quist performs his duties with usual and customary care and diligence. Under the terms of the agreement, Mr. Quist is to devote his full time to the Company serving as its President, General Counsel and Chief Operating Officer at not less than his current salary and benefits. The Company also agrees to maintain a group term life insurance policy of not less than $1,000,000 on Mr. Quist’s life and a whole life insurance policy in the amount of $500,000 on Mr. Quist’s life. In the event of disability, Mr. Quist’s salary would be continued for up to five years at 75% of its current level.

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $88,700 and $37,800 in fiscal 2006 and 2005, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $486,000 and $397,300 as of December 31, 2006 and 2005, respectively.

On December 4, 2003, the Company, through its subsidiary SecurityNational Mortgage Company, entered into an employment agreement with J. Lynn Beckstead, Jr., Vice President of Mortgage Operations and President of SecurityNational Mortgage Company. The agreement has a five-year term, but the Company has agreed to renew the agreement on December 4, 2008 and 2013 for additional five-year terms, provided Mr. Beckstead performs his duties with usual and customary care and diligence. Under the terms of the agreement, Mr. Beckstead is to devote his full time to the Company serving as President of SecurityNational Mortgage Company at not less than his current salary and benefits, and to include $350,000 of life insurance protection. In the event of disability, Mr. Beckstead’s salary would be continued for up to five years at 50% of its current level.

In the event of a sale or merger of the Company, and Mr. Beckstead were not retained in his current position, the Company would be obligated to continue Mr. Beckstead’s current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62½) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed in 2006 and 2005 approximately $36,200 and $46,300, respectively, to cover the present value of the retirement benefit of the agreement. The liability accrued is $273,000 and $236,800, as of December 31, 2006 and 2005, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

13)  Capital Stock

The following table summarizes the activity in shares of capital stock for the three-year period ended December 31, 2006:

	Class A	Class C

Balance at December 31, 2003	6,275,104	6,469,638

Exercise of stock options	127,888	—
Stock Dividends	321,932	308,007
Conversion of Class C to Class A	30,946	(309,446)

Balance at December 31, 2004	6,755,870	6,468,199

New shares issued for compensation	896	—
Exercise of stock options	2,550	—
Stock Dividends	338,042	322,908
Conversion of Class C to Class A	1,005	(10,047)

Balance at December 31, 2005	7,098,363	6,781,060

New shares issued for compensation	500	—
Exercise of stock options	74,520	—
Stock Dividends	359,606	338,940
Conversion of Class C to Class A	241	(2,409)

Balance at December 31, 2006	7,533,230	7,117,591

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

Stockholders of both classes of common stock have received 5% stock dividends in the years 1990 through 2006, as authorized by the Company’s Board of Directors.

The Company has Class B Common Stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B Common Stock.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

13)  Capital Stock (Continued)

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

	2006	2005	2004

Numerator:
Net income	$5,124,450	$3,487,880	$2,122,272

Denominator:
Denominator for basic earnings per share-weighted-average shares	6,955,439	6,881,036	6,851,287

Effect of dilutive securities:
Employee stock options	149,733	29,980	214,462
Stock appreciation rights	1,302	571	1,628

Dilutive potential common shares	151,035	30,551	216,090

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	7,106,474	6,911,587	7,067,377

Basic earnings per share	$0.74	$0.51	$0.31

Diluted earnings per share	$0.72	$0.50	$0.30

14)      Stock Compensation Plans

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

14)           Stock Compensation Plans  (Continued)

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

Activity of the 1987 Plan is summarized as follows:

	Number of Class A Shares	Option Price

Outstanding at December 31, 2003	4,220	$3.20

Adjustment for the effect of stock dividends	158
Exercised	(1,055)

Outstanding at December 31, 2004	3,323	$3.05

Adjustment for the effect of stock dividends	166

Outstanding at December 31, 2005	3,489	$2.90

Adjustment for the effect of stock dividends	175

Outstanding at December 31, 2006	3,664	$2.76

Exercisable at end of year	3,664	$2.76

Available options for future grant 1987 Stock Incentive Plan	—

Weighted average contractual term of options outstanding at December 31, 2006	.3 years

Aggregated intrinsic value of options outstanding at December 31, 2006	$9,072

On June 21, 1993, the Company adopted the Security National Financial Corporation 1993 Stock Incentive Plan (the “1993 Plan”), which reserved 300,000 shares of Class A Common Stock for issuance thereunder.

The 1993 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress.

The 1993 Plan provides for the grant of options and the award or sale of stock to officers, directors, and employees of the Company. Both “incentive stock options,” as defined under Section 422A of the Internal Revenue Code of 1986 (the “Code”), and “non-qualified options” may be granted pursuant to the 1993 Plan. Options intended as incentive stock options may be issued only to employees, and must meet certain conditions imposed by the Code,

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

14)           Stock Compensation Plans  (Continued)

including a requirement that the option exercise price be not less than the fair market value of the option shares on the date of grant. The 1993 Plan provides that the exercise price for non-qualified options will be not less than at least 50% of the fair market value of the stock subject to such option as of the date of grant of such options, as determined by the Company’s Board of Directors.

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

On October 14, 1999, the Company amended the 1993 Plan to increase the number of shares of Class A Common Stock reserved for issuance under the plan from 600,000 Class A shares to 1,046,126 Class A shares. The Plan had a term of ten years and was terminated in 2003 and options granted thereunder are non-transferable.

Activity of the 1993 Plan is summarized as follows:

	Number of Class A Shares	Option Price

Outstanding at December 31, 2003	642,782	$2.07 – $6.18
Adjustment for the effect of stock dividends	16,176
Exercised	(310,341)
Cancelled	(8,925)

Outstanding at December, 2004	339,692	$1.97 - $5.35
Adjustment for the effect of stock dividends	16,664
Exercised	(2,980)
Cancelled	(3,421)

Outstanding at December 31, 2005	349,955	$1.88 - $5.10
Adjustment for the effect of stock dividends	13,345
Exercised	(53,604)
Cancelled	(29,453)

Outstanding at December 31, 2006	280,243	$1.79 - $4.86

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements Years Ended December 31, 2006, 2005, and 2004 14) Stock Compensation Plans (Continued)

	Number of Class A Shares	Option Price

Exercisable at end of year	280,243	$1.79 - $4.86

Available options for future grant 1993 Stock Incentive Plan	—

Weighted average contractual term of options outstanding at December 31, 2006	4.4 years

Aggregated intrinsic value of options outstanding at December 31, 2006	$205.471

On October 16, 2000, the Company adopted the Security National Financial Corporation 2000 Director Stock Option Plan (the “2000 Plan”), which reserved 50,000 shares of Class A Common Stock for issuance thereunder. Effective November 1, 2000, and on each anniversary date thereof during the term of the 2000 Plan, each outside Director who shall first join the Board after the effective date shall be granted an option to purchase 1,000 shares upon the date which such person first becomes an outside Director and an annual grant of an option to purchase 1,000 shares on each anniversary date thereof during the term of the 2000 Plan. The options granted to outside Directors shall vest in their entirety on the first anniversary date of the grant.

The primary purposes of the 2000 Plan are to enhance the Company’s ability to attract and retain well-qualified persons for service as directors and to provide incentives to such directors to continue their association with the Company.

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

The 2000 Plan terminated in 2006 and options granted are non-transferable. Options granted and outstanding under the 2000 Plan include Stock Appreciation Rights which permit the holder of the option to elect to receive cash, amounting to the difference between the option price and the fair market value of the stock at the time of the exercise, or a lesser amount of stock without payment, upon exercise of the option.

Activity of the 2000 Plan is summarized as follows:

	Number of Class A Shares	Option Price

Outstanding at December 31, 2003	14,627	$1.85 - $5.72
Adjustment for the effect of stock dividends	931
Granted	4,000
Exercised	—

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements Years Ended December 31, 2006, 2005, and 2004 14) Stock Compensation Plans (Continued)

	Number of Class A Shares	Option Price

Outstanding at December 31, 2004	19,558	$1.76 - $5.45
Adjustment for the effect of stock dividends	986
Granted	4,000
Exercised	(3,828)

Outstanding at December 31, 2005	20,716	$2.00 - $5.19
Adjustment for the effect of stock dividends	845
Granted	—
Exercised	(3,828)

Outstanding at December 31, 2006	17,733	$1.90 - $4.94

Exercisable at end of year	17,733	$1.90- $4.94

Available options for future grant 2000 Director Plan	-0-

Weighted average contractual term of options outstanding at December 31, 2006	2.3 years

Aggregated intrinsic value of options outstanding at December 31, 2006	$31,917

On July 11, 2003, the Company adopted the Security National Financial Corporation 2003 Stock Option Plan (the “2003 Plan”), which reserved 500,000 shares of Class A Common Stock and 1,000,000 shares of Class C Common Stock for issuance thereunder. On December 7, 2006, the Board of Directors approved, subject to shareholder authorization, 500,000 shares of Class A common stock for issuance under the 2003 Plan. The 2003 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress.

The 2003 Plan provides for the grant of options and the award or sale of stock to officers, directors, and employees of the Company. Both “incentive stock options”, as defined under Section 422A of the Internal Revenue Code of 1986 (the “Code”) and “non-qualified options” may be granted under the 2003 Plan.

The 2003 Plan is to be administered by the Board of Directors or by a committee designated by the Board. The terms of options granted or stock awards or sales affected under the 2003 Plan are to be determined by the Board of Directors or its committee. No options may be exercised for a term of more than ten years from the date of the grant. Options intended as incentive stock options may be issued only to employees, and must meet certain conditions imposed by the code, including a requirement that the option exercise price be no less than the fair market value of the option shares on the date of grant. The 2003 Plan provides that the exercise price for non-qualified options will not be less than at least 50% of the fair market value of the stock subject to such option as of the date of grant of such options, as determined by the Company’s Board of Directors.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

14)           Stock Compensation Plans  (Continued)

The 2003 Plan has a term of ten years. The Board of Directors may amend or terminate the 2003 Plan at any time, from time to time, subject to approval of certain modifications to the 2003 Plan by the shareholders of the Company as may be required by law or the 2003 Plan.

Activity of the 2003 Plan is summarized as follows:

	Number of Class A Shares	Number of Class C Shares(1)	Option Price(1)

Outstanding at January 1, 2004	—	—

Adjustment for the effect of stock dividends	7,675	50,000
Granted	153,500	1,000,000
Exercised	—	—

Outstanding at December 31, 2004	161,175	1,050,000	$3.77 - $3.08

Adjustment for the effect of stock dividends	25,404	52,500
Granted	349,000	—
Exercised	—	—
Cancelled	(2,100)	—

Outstanding at December 31, 2005	533,479	1,102,500	$2.93 - $3.68

Adjustment for the effect of stock dividends	22,823	55,125
Granted	—	—
Exercised	(63,881)	—
Cancelled	(13,125)	—

Outstanding at December 31, 2006	479,296	1,157,625	$2.79 - $3.50

Exercisable at end of year	479,296	1,157,625	$2.79 - $3.50

Available options for future grant 2003 Stock Incentive Plan	72,407	57,881

Weighted average contractual term of options outstanding at December 31, 2006	6.3 years

Aggregated intrinsic value of options outstanding at December 31, 2006	$1,140,059

(1) Class “C” shares are converted to Class “A” shares on a 10 to 1 ratio. The Option Price is based on Class A Common shares.
87

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

On December 7, 2006, the Company adopted the 2006 Director Stock Option Plan (the “Director Plan”) effective December 7, 2006. The Director Plan provides for the grant by the Company of options to purchase up to an aggregate of 100,000 shares of Class A Common Stock for issuance thereunder and adjusted for stock dividends if any. The Director Plan provides that each member of the Company’s Board of Directors who is not an employee or paid consultant of the Company automatically is eligible to receive options to purchase the Company’s Class A Common Stock under the Director Plan.

Effective as of December 7, 2006, and on each anniversary date thereof during the term of the Director Plan, each outside director shall automatically receive an option to purchase 1,000 shares of Class A Common Stock. In addition, each new outside director who shall first join the Board after the effective date shall be granted an option to purchase 1,000 shares upon the date which such person first becomes an outside director and an annual grant of an option to purchase 1,000 shares on each anniversary date thereof during the term of the Director Plan. The options granted to outside directors shall vest in their entirety on the first anniversary date of the grant. The primary purposes of the Director Plan are to enhance the Company’s ability to attract and retain well-qualified persons for service as directors and to provide incentives to such directors to continue their association with the Company.

In the event of a merger of the Company with or into another company, or a consolidation, acquisition of stock or assets or other change in control transaction involving the Company, each option becomes exercisable in full, unless such option is assumed by the successor corporation. In the event the transaction is not approved by a majority of the “Continuing Directors” (as defined in the Director Plan), each option becomes fully vested and exercisable in full immediately prior to the consummation of such transaction, whether or not assumed by the successor corporation.

Activity of the 2006 Plan is summarized as follows:

	Number of Class A Shares	Option Price

Outstanding at December 31, 2005	—	—

Granted	4,000
Adjustment for the effect of stock dividends	200

Outstanding at December 31, 2006	4,200	$5.06

Exercisable at end of year	—	$5.06

Available options for future grant 2006 Stock Incentive Plan	100,800

Weighted average contractual term of options outstanding at December 31, 2006	9.9 years

Aggregated intrinsic value of options outstanding at December 31, 2006	$760

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

15)  Statutory Reserves

Generally, the net assets of the life insurance subsidiaries available for transfer to the Company are limited to the amounts that the life insurance subsidiaries net assets, as determined in accordance with statutory accounting practices, which were $19,153,896 at December 31, 2006, exceed minimum statutory capital requirements; however, payments of such amounts as dividends are subject to approval by regulatory authorities.

The Utah, Louisiana and Arkansas Insurance Departments impose minimum risk-based capital requirements, that were developed by the National Association of Insurance Commissioners, (“NAIC”) on insurance enterprises. The formulas for determining the risk-based capital (“RBC”) specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries have a combined weighted Ratio that is greater than 418% of the first level of regulatory action.

16)  Business Segment Information

Description of Products and Services by Segment

The Company has three reportable business segments: life insurance, cemetery and mortuary, and mortgage loans. The Company’s life insurance segment consists of life insurance premiums and operating expenses from the sale of insurance products sold by the Company’s independent agency force and net investment income derived from investing policyholder and segment surplus funds. The Company’s cemetery and mortuary segment consists of revenues and operating expenses from the sale of at-need cemetery and mortuary merchandise and services at its mortuaries and cemeteries, pre-need sales of cemetery spaces after collection of 10% or more of the purchase price and the net investment income from investing segment surplus funds. The Company’s mortgage loan segment consists of loan originations fee income and expenses from the originations of residential and commercial mortgage loans and interest earned and interest expenses from warehousing pre-sold loans before the funds are received from financial institutional investors.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

16)  Business Segment Information (Continued)

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit.

Factors Management Used to Identify the Enterprise’s Reportable Segments

The Company’s reportable segments are business units that offer different products and are managed separately due to the different products and the need to report to the various regulatory jurisdictions.

	2006

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated

Revenues:
From external sources:
Revenue from customers	$30,776,491	$12,122,728	$85,112,831	—	$128,012,050
Net investment income	13,774,225	935,487	8,535,919	—	23,245,631
Realized losses on investments and other assets	131,073	760,231	—	—	891,304
Other revenues	34,921	108,987	237,640	—	381,548

Intersegment revenues:
Net investment income	4,907,414	116,004	452,070	(5,475,488)	—

Total revenues	49,624,124	14,043,437	94,338,460	(5,475,488)	152,530,533

Expenses:
Death and other policy benefits	16,853,568	—	—	—	16,853,568
Increase in future policy benefits	10,465,268	—	—	—	10,465,268
Amortization of deferred policy acquisition costs and cost of insurance acquired	3,796,062	328,685	—	—	4,124,747
Depreciation	487,545	298,512	540,915	—	1,326,972
General, administrative and other costs:
Intersegment	24,000	60,672	294,828	(379,500)	—
Other	12,603,489	11,508,066	82,611,487	—	106,723,042
Interest expense:
Intersegment	546,075	177,359	4,372,554	(5,095,988)	—
Other	376,289	307,728	5,457,281	—	6,141,298

Total benefits and expenses	45,152,296	12,681,022	93,277,065	(5,475,488)	145,634,895

Earnings before income taxes	$4,471,828	$1,362,415	$1,061,395	$—	$6,895,638

Identifiable assets	$353,431,518	$54,787,639	$22,158,123	$(52,982,097)	$377,395,183

Expenditures for long-lived assets	$454,817	$670,988	$637,903	$—	$1,763,708

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements Years Ended December 31, 2006, 2005, and 2004 16) Business Segment Information (Continued)

	2005

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated

Revenues:
From external sources:
Revenue from customers	$27,170,109	$10,838,878	$71,859,272	$—	$109,868,259
Net investment income	11,080,324	967,740	7,338,507	—	19,386,571
Realized gains on investments and other assets	74,246	—	—	—	74,246
Other revenues	293,151	162,078	165,522	—	620,751

Intersegment revenues:
Net investment income	5,015,356	92,004	349,027	(5,456,387)	—

Total revenues	43,633,186	12,060,700	79,712,328	(5,456,387)	129,949,827

Expenses:
Death and other policy benefits	14,734,364	—	—	—	14,734,364
Increase in future policy benefits	9,742,218	—	—	—	9,742,218
Amortization of deferred policy acquisition costs and cost of insurance acquired	2,765,422	265,312	—	—	3,030,734
Depreciation	438,423	699,236	566,495	—	1,704,154
General, administrative and other costs:
Intersegment	—	36,672	296,664	(333,336)	—
Other	12,278,778	10,147,421	68,663,284	—	91,089,483
Interest expense:
Intersegment	422,199	172,557	4,528,295	(5,123,051)	—
Other	460,708	317,292	4,143,238	—	4,921,238

Total benefits and expenses	40,842,112	11,638,490	78,197,976	(5,456,387)	125,222,191

Earnings before income taxes	$2,791,074	$422,210	$1,514,352	$—	$4,727,636

Identifiable assets	$345,029,159	$51,281,466	$18,193,773	$(54,858,925)	$359,645,473

Expenditures for long-lived assets	$758,688	$1,155,673	$322,371	$—	$2,236,732

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements Years Ended December 31, 2006, 2005, and 2004 16) Business Segment Information (Continued)

	2004

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated

Revenues:
From external sources:
Revenue from customers	$25,979,341	$11,661,053	$62,689,391	$—	$100,329,785
Net investment income	9,062,991	812,659	6,063,526	—	15,939,176
Realized gains on Investments and other assets	7,523	66,908	—	—	74,431
Other revenues	311,316	184,712	358,397	—	854,425

Intersegment revenues:
Net investment income	7,478,350	85,337	265,470	(7,829,157)	—

Total revenues	42,839,521	12,810,669	69,376,784	(7,829,157)	117,197,817

Expenses:
Death and other policy benefits	14,540,581	—	—	—	14,540,581
Increase in future policy benefits	8,821,497	—	—	—	8,821,497
Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired	4,349,371	252,701	—	—	4,602,072
Depreciation	426,432	768,882	469,703	—	1,665,017
General, administration and other costs:
Intersegment	—	36,672	284,982	(321,654)	—
Other	11,771,056	9,963,065	61,002,224	—	82,736,345
Interest expense:
Intersegment	348,797	163,297	6,995,409	(7,507,503)	—
Other	647,823	339,182	1,186,773	—	2,173,778

Total benefits and expenses	40,905,557	11,523,799	69,939,091	(7,829,157)	114,539,290

Earnings (losses) before income taxes	$1,933,964	$1,286,870	$(562,307)	$—	$2,658,527

Expenditures for long-lived assets	$283,655	$487,118	$471,125	$—	$1,241,898

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements Years Ended December 31, 2006, 2005, and 2004 17) Related Party Transactions

On December 19, 2001, the Parent Company entered into an option agreement with Monument Title, LLC, a Utah limited liability company (“Monument Title”), in which the Parent Company made available a $100,000 line of credit to Monument Title at an interest rate of 8% per annum. The line of credit was secured by the assets of Monument Title. From December 28, 2001 to June 14, 2002, the Company, under direction of the Parent Company, advanced Monument Title a total of $77,953 under the line of credit. The Company had the right, under the option agreement, for a period of five years from the date thereof, to acquire 100% of the outstanding common shares of Monument Title for the sum of $10.

On November 2, 2004 the Company entered into an Agreement to Repay Indebtedness and Convey Option with Monument Title and its principal owner. Under the terms of the agreement, Monument Title agreed to pay the Company a total of $94,177, representing the total of $77,953 that the Company advanced to Monument Title under the line of credit, plus interest thereon, within seven days from the date of the agreement. Monument Title paid $94,177 to the Company pursuant to the agreement. In addition, the Company agreed to release an interest to acquire 100% of the outstanding common shares of Monument Title, in consideration for a payment of an additional $94,177. Under the agreement, Monument Title was to pay the additional $94,177 to the Company in minimum payments of $500 per month for the first twelve months following the date of the agreement, with additional payments of $1,000 per month for the second twelve months following the date of the agreement.

Pursuant to this agreement, the Company received payments totaling $7,000 in 2005 and then received payments totaling $87,177 in 2006. Upon receipt of the final payment under the agreement, the Company released all of its interest to Monument Title.

18)  Disclosure about Fair Value of Financial Instruments

The fair values of investments in fixed maturity and equity securities along with methods used to estimate such values are disclosed in Note 3. The following methods and assumptions were used by the Company in estimating the “fair value” disclosures related to other significant financial instruments:

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

Investment Contracts:  The fair values for the Company’s liabilities under investment-type insurance contracts are estimated based on the contracts’ cash surrender values.

The fair values for the Company’s insurance contracts other than investment-type contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk, such that the Company’s exposure to changing interest rates is minimized through the matching of investment maturities with amounts due under insurance contracts.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements Years Ended December 31, 2006, 2005, and 2004

	December 31, 2006		December 31, 2005

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Investment in fixed maturity securities	$98,317,519	$98,422,577	$89,780,942	$91,213,926
Investment in securities available for sale	8,679,226	8,679,226	18,944,100	18,944,100
Investment in mortgage loans and construction loans	85,135,011	85,135,011	72,470,902	72,470,902
Investment in policy, student and other loans	12,846,986	12,846,986	12,391,569	12,391,569
Short-term investments	4,586,828	4,586,828	3,211,590	3,211,590
Cash and cash equivalents	10,376,585	10,376,585	16,632,966	16,632,966
Mortgage loans sold to investors	59,091,848	59,091,848	53,403,215	53,403,215
Receivables	15,603,518	15,603,518	8,383,689	8,383,689
Restricted assets of cemeteries and mortuaries	5,430,870	5,430,870	5,240,099	5,240,099
Cemetery perpetual care trust investments	1,306,984	1,306,984	1,152,493	1,152,493

Financial liabilities:
Investment-type insurance contracts	(94,284,000)	(94,284,000)	(93,859,000)	(93,859,000)
Bank loans payable, excluding interest rate swaps	(7,056,424)	(7,056,424)	(9,108,950)	(9,108,950)
Notes and contracts payable	(747,188)	(747,188)	(1,326,284)	(1,326,284)
Accounts payable	(1,820,178)	(1,820,178)	(1,533,065)	(1,533,065)
Other liabilities and accrued expenses	(11,611,033)	(11,611,033)	(9,427,644)	(9,427,644)

Derivatives:
Interest rate lock commitments	1,147,314	1,147,314	487,382	487,382
Forward contracts on mortgage-backed securities	62,227	62,227	(229,688)	(229,688)
Bank loan interest rate swaps	133,080	133,080	162,629	162,629

19) Accumulated Other Comprehensive Income and Other Items The following summarizes accumulated other comprehensive income:

	December 31,
	2006	2005	2004

Unrealized gains (losses) on available for-sale securities	$1,070,471	$(342,816)	$237,042
Reclassification adjustment for net realized gains (losses) in net income	93,255	56,090	(3,054)

Net unrealized gains (losses) before taxes	1,163,726	(286,726)	233,988
Tax (expense) benefit	(186,935)	114,017	16,928

Net	976,791	(172,709)	250,916

Potential unrealized gains (losses) for derivative bank loans (interest rate swaps) before taxes	(29,549)	199,439	266,219
Tax (expense) benefit	10,047	(67,809)	(90,514)

Net	(19,502)	131,630	175,705

Potential unrealized gains for derivative mortgage loans before taxes	951,847	257,694	—
Tax (expense) benefit	(323,628)	(87,616)	—

Net	628,219	170,078	—

Other comprehensive income	$1,585,508	$128,999	$426,621

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

19)       Accumulated Other Comprehensive Income and Other Items (Continued)

The following is the accumulated balances of other comprehensive income and other items as of December 31, 2006:

	Beginning Balance December 31, 2005	Change for the period	Ending Balance December 31, 2006

Unrealized gains on available- for-sale securities	$1,822,854	$976,791	$2,799,645
Unrealized gains on derivative mortgage loans	170,078	628,219	798,297
Unrealized gains on derivative bank loan interest rate swaps	107,335	(19,502)	87,833

Other comprehensive income	2,100,267	1,585,508	3,685,775

Other items:
Acquisitions of company stock held in escrow	(1,982,620)	—	(1,982,620)

Total other comprehensive income and other items	$117,647	$1,585,508	$1,703,155

20)     Derivative Loan Commitments

During 2005, the Company’s mortgage banking activities implemented new practices relating to mortgage loan commitments, including interest rate lock commitments and forward commitments to sell loans to third-party investors. The Company also implemented a hedging strategy for these transactions. A mortgage loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after inception of the rate lock. Mortgage loan commitments are derivatives under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities and must be recognized at fair value on the consolidated balance sheet with changes in their fair values recorded as part of other comprehensive income from mortgage banking operations.

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

In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will not be funded within the terms of the mortgage loan commitment also is

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

20)     Derivative Loan Commitments (Continued)

influenced by the source of the applications (retail, broker or correspondent channels), proximity to rate lock expiration, purpose for the loan (purchase or refinance) product type and the application approval status. The Company has developed fallout estimates using historical observed data that take into account all of the variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. These fallout estimates are used to estimate the number of loans that the Company expects to be funded within the terms of the mortgage loan commitments and are updated periodically to reflect the most current data. Once a loan is closed, it is classified as a loan receivable-sold to investors.

The Company estimates the fair value of a mortgage loan commitment based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the commitment. The change in fair value of the underlying mortgage loan is measured from the date the mortgage loan commitment is issued. Therefore, at the time of issuance, the estimated fair value is zero. Following issuance, the value of a mortgage loan commitment can be either positive or negative depending upon the change in value of the underlying mortgage loans. Fallout rates derived from the Company’s recent historical empirical data are used to estimate the quantity of mortgage loans that will fund within the terms of the commitments.

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

The significant components of other comprehensive income during the years ended December 31, 2006 and 2005 are as follows:

	2006	2005

Gain (loss) forward loan sale commitments	$291,915	$(317,304)
Gain on derivative loan commitments	659,932	574,998

Total	$951,847	$257,694

21) Quarterly Financial Data (Unaudited)

	2006 Three Months Ended
	March 31	June 30	September 30	December 31

Revenues	$32,403,693	$34,146,449	$38,574,775	$47,405,616
Benefits and expenses	31,101,536	33,253,582	36,441,240	44,838,537
Earnings before income taxes	1,302,157	892,867	2,133,535	2,567,079
Income tax expense	288,491	169,228	592,238	721,231
Net earnings	1,013,666	723,639	1,541,297	1,845,848
Net earnings per common share	$0.15	$0.10	$0.22	$0.26
Net earnings per common share assuming dilution	$0.14	$0.10	$0.22	$0.26
96

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements Years Ended December 31, 2006, 2005, and 2004 21) Quarterly Financial Data (Unaudited) (Continued)

	2005 Three Months Ended
	March 31	June 30	September 30	December 31

Revenues	$27,822,684	$31,844,056	$35,560,593	$34,722,494
Benefits and expenses	27,560,936	31,140,954	33,605,129	32,915,172
Earnings before income taxes	261,748	703,102	1,955,464	1,807,322
Income tax expense	(18,160)	151,627	628,751	477,538
Net earnings	279,908	551,475	1,326,713	1,329,784
Net earnings per common share	$0.04	$0.08	$0.19	$0.19
Net earnings per common share assuming dilution	$0.04	$0.08	$0.19	$0.19
97

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

        (a)       Evaluation of disclosure controls and procedures – The Company’s principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this annual report. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

        (b)       Changes in internal controls – There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the Company’s internal controls and procedures subsequent to the date of their most recent evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART III

Item 10. Directors and Executive Officers

The Company’s Board of Directors consists of seven persons, four of whom are not employees of the Company. There are no family relationships between or among any of the directors and executive officers, except that Scott M. Quist and G. Robert Quist are the sons of George R. Quist and Christie Q. Overbaugh is the daughter of George R. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.

Name	Age	Position with the Company

George R. Quist	86	Chairman of the Board and Chief Executive Officer

Scott M. Quist	53	President, Chief Operating Officer and Director

Stephen M. Sill	61	Vice President, Treasurer and Chief Financial Officer

G. Robert Quist	55	First Vice President and Secretary

J. Lynn Beckstead, Jr	53	Vice President Mortgage Operations and Director

Christie Q. Overbaugh	58	Senior Vice President of Internal Operations

Charles L. Crittenden	86	Director

Robert G. Hunter	47	Director

H. Craig Moody	55	Director

Norman G. Wilbur	68	Director
98

Item 10. Directors and Executive Officers (Continued)

Committees of the Board of Directors include an executive committee, on which Messrs. George Quist, Scott Quist, and Moody serve; an audit committee, on which Messrs. Crittenden, Moody, and Wilbur serve; and a compensation committee, on which Messrs. Crittenden, Moody, Wilbur, and George Quist serve.

The audit committee is composed of directors who are, in the opinion of the Board of Directors, free from any relationship which would interfere with the exercise of independent judgment and who possess an understanding of financial statements and generally accepted accounting principles. Thus, each member is an “independent” director as that term is defined by the regulations of the Securities Exchange Act of 1934. The Board of Directors has determined that Norman G. Wilbur, who currently serves as a director and a member of the audit committee, is an independent financial expert of the audit committee.

Directors

The following is a description of the business experience of each of the Company’s directors.

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

           J. Lynn Beckstead Jr.  has been Vice President of Mortgage Operations and a director of the Company since March 2002. In addition, Mr. Beckstead is President of SecurityNational Mortgage Company, an affiliate of the Company, having served in this position since July 1993. From 1990 to 1993, Mr. Beckstead was Vice President and a director of Republic Mortgage Corporation. From 1983 to 1990, Mr. Beckstead was Vice President and a director of Richards Woodbury Mortgage Corporation. From 1980 to 1983, he was a principal broker for Boardwalk Properties. From 1978 to 1980, Mr. Beckstead was a residential loan officer for Medallion Mortgage Company. From 1977 to 1978, he was a residential construction loan manager of Citizens Bank.

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

99

           H. Craig Moody has been a director of the Company since September 1995. Mr. Moody is owner of Moody & Associates, a political consulting and real estate company. He is a former Speaker and House Majority Leader of the House of Representatives of the State of Utah.

           Norman G. Wilbur has been a director of the Company since October 1998. Mr. Wilbur worked for J.C. Penney’s regional offices in budget and analysis. His final position was Manager of Planning and Reporting for J.C. Penney’s stores. After 36 years with J.C. Penney’s, he took an option of an early retirement in 1997. Mr. Wilbur is a past board member of Habitat for Humanity in Plano, Texas.

Executive Officers

           Stephen M. Sill has been Vice President, Treasurer and Chief Financial Officer of the Company since March 2002. From 1997 to March 2002, Mr. Sill was Vice President and Controller of the Company. From 1994 to 1997, Mr. Sill was Vice President and Controller of Security National Life Insurance Company. From 1989 to 1993, he was Controller of Flying J. Inc. From 1978 to 1989, Mr. Sill was Senior Vice President and Controller of Surety Life Insurance Company. From 1975 to 1978, he was Vice President and Controller of Sambo’s Restaurant, Inc. From 1974 to 1975, Mr. Sill was Director of Reporting for Northwest Pipeline Corporation. From 1970 to 1974, he was an auditor with Arthur Andersen & Co. Mr. Sill is a past president and former director of the Insurance Accounting and Systems Association, a national association of over 1,300 insurance companies and associate members.

           G. Robert Quist  has been First Vice President and Secretary of the Company since March 2002. Mr. Quist has served as President of Memorial Estates since June 2005 and its Vice President from 1982 to June 2005. He began working for Memorial Estates in 1978. Mr. Quist has also served as First Vice President of Singing Hills Memorial Park since 1996. In addition, since 1987 Mr. Quist has served as President and a director of Big Willow Water Company and as Secretary-Treasurer and a director of the Utah Cemetery Association. From 1987 to 1988, Mr. Quist was a director of Investors Equity Life Insurance Company of Hawaii.

           Christie Q. Overbaugh has been Senior Vice President of Internal Operations of the Company since June 2006, and a Vice President of the Company from October 1998 to June 2006. Ms. Overbaugh has also served as Vice President of Underwriting for Security National Life Insurance Company since 1998. From 1986 to 1991, she was Chief Underwriter for Investors Equity Life Insurance Company of Hawaii and Security National Life Insurance Company. From 1990 to 1991, Ms. Overbaugh was President of the Utah Home Office Underwriters Association. Ms. Overbaugh is currently a member of the Utah Home Office Underwriters Association and an Associate Member of LOMA (Life Office Management Association).

The Board of Directors of the Company has a written procedure, which requires disclosure to the board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the Company’s interests.

No director, officer or 5% stockholder of the Company or its subsidiaries or any affiliate thereof has had any transactions with the Company or its subsidiaries during 2006 or 2005.

All directors of the Company hold office until the next Annual Meeting of Stockholders and until their successors have been elected and qualified.

Corporate Governance

Corporate Governance Guidelines. The board has adopted the Security National Financial Corporation Corporate Governance Guidelines. These guidelines outline the functions of the board, director qualifications and responsibilities, and various processes and procedures designed to insure effective and responsive governance. The guidelines are reviewed from time to time in response to regulatory requirements and best practices and are revised accordingly. The full text of the guidelines is published on the Company’s website at www.securitynational.com. A copy of the Corporate Governance Guidelines may also be obtained at no charge by written request to the attention of G. Robert Quist, First Vice President and Secretary, Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.

100

Code of Business Conduct. All of the Company’s officers, employees and directors are required to comply with the Company’s Code of Business Conduct and Ethics to help insure that the Company’s business is conducted in accordance with appropriate standards of ethical behavior. The Company’s Code of Business Conduct and Ethics covers all areas of professional conduct, including customer relationships, conflicts of interest, insider trading, financial disclosures, intellectual property and confidential information, as well as requiring adherence to all laws and regulations applicable to the Company’s business. Employees are required to report any violations or suspected violations of the Code. The Code includes an anti-retaliation statement. The full text of the Code of Business Conduct and Ethics is published on the Company’s website at www.securitynational.com. A copy of the Code of Business Conduct and Ethics may also be obtained at no charge by written request to the attention of G. Robert Quist, First Vice President and Secretary, Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.

Item 11. Executive Officer Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by George R. Quist, the Company’s Chairman of the Board and Chief Executive Officer, and all other executive officers (collectively, the “Named Executive Officers”) at December 31, 2006 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards	Option Awards($)	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Non-qualified Deferred Compensation Earnings($)(3)	All Other Compen- sation($)(2)	Total($)

George R. Quist (1)
Chairman of the	2006	203,013	40,000	—	—	—	21,967	7,053	272,033
Board and Chief	2005	186,300	35,000	—	—	—	21,340	7,053	249,693
Executive Officer	2004	165,600	50,000	—	—	—	21,341	8,233	245,174

Stephen M. Sill
Vice President,	2006	120,292	3,000	—	—	—	13,922	7,493	144,707
Treasurer and Chief	2005	115,063	6,000	—	—	—	12,518	7,484	141,065
Financial Officer	2004	102,855	6,000	—	—	—	11,134	4,150	124,139

Scott M. Quist (1)
President, Chief	2006	275,400	75,000	—	—	—	24,150	16,034	390,584
Operating Officer	2005	246,900	75,000	—	—	—	23,978	27,711	373,589
and Director	2004	215,900	75,000	—	—	—	23,001	18,972	332,873

J. Lynn Beckstead, Jr.
Vice President of	2006	246,292	6,000	—	—	—	21,945	4,450	278,687
Mortgage Operations	2005	220,306	24,000	—	—	—	21,735	4,441	270,482
and Director	2004	195,796	85,000	—	—	—	21,000	4,750	306,546

G. Robert Quist (1)	2006	126,221	10,000	—	—	—	12,209	7,373	155,803
First Vice President	2005	115,063	6,000	—	—	—	10,205	5,239	136,507
and Secretary	2004	104,814	—	—	—	—	10,161	2,950	117,925
101

(1) George R. Quist is the father of Scott M. Quist and G. Robert Quist.

(2)       The amounts indicated under “ All Other Annual Compensation” consist of (a) payments related to the operation of automobiles by the Named Executive Officers. Such amounts were for George R. Quist $2,400 for each of the years 2006, 2005 and 2004; Stephen M. Sill $3,600 for each of the years 2006, 2005 and 2004; Scott M. Quist $7,200 for each of the years 2006, 2005 and 2004; G. Robert Quist $4,525 for 2006, $2,400 for each of the years 2005 and 2004. However, such payments do not include the furnishing of an automobile by the Company to George R. Quist, Scott M. Quist, J. Lynn Beckstead Jr., and G. Robert Quist, nor the payment of insurance and property taxes with respect to the automobiles operated by the Named Executive Officers (b) insurance premiums paid by the Company with respect to a group life insurance plan for the benefit of the Named Executive Officers (for the years 2006, 2005 and 2004, such amounts were for George R. Quist $9, $9 and $17, respectively; for Scott M. Quist, G. Robert Quist, Stephen M. Sill and J. Lynn Beckstead, Jr., $250, $241, and $550 each, respectively); (c) life insurance premiums paid by the Company for the benefit of the family of George R. Quist ($4,644 for each of the years 2006, 2005 and 2004); Scott M. Quist ($8,584 for the year 2006, $20,270 for the year 2005, and $11,222 for 2004); J. Lynn Beckstead, Jr. $4,200 for each of the years 2006, 2005 and 2004); G. Robert Quist, ($2,598 for each of the years 2006 and 2005), and Stephen M. Sill ($3,643, for each of the years 2006 and 2005) respectively; (d) the amounts under “All Other Compensation” includes the no-interest loan in the amount of $172,000 that the Company made to George R. Quist on April 29, 1998 to exercise stock options granted to him. As of January 1, 2004 and January 1, 2005, the outstanding balance on the loan was $37,540 and $1,540, respectively. The final payment on the loan was made on January 25, 2005.

(3)       The amounts indicated under “Change in Pension Value and Non-qualified Deferred Compensation Earnings” consist of (a) amounts contributed by the Company into a trust for the benefit of the Named Executive Officers under the Security National Financial Corporation Deferred Compensation Plan

(4) Options to purchase 1,000,000 shares of Class C common stock. The Class C common shares are convertible to Class A common shares on the basis of ten shares of Class C common stock to one share of Class A common stock.

SUPPLEMENTAL ALL OTHER COMPENSATION TABLE

Name	Year	Perks and Other Personal Benefits	Tax Reimburse- ments	Discounted Securities Purchases	Payments/ Accruals on Termin- ation Plans	Registrant Contribu- tions to Defined Contribu- tion Plans	Insurance Premiums	Dividends or Earnings on Stock or Option Awards	Other(1)

George R. Quist	2006	$2,400	—	—	—	—	$4,653	—	—
	2005	2,400	—	—	—	—	4,653	—	—
	2004	2,400	—	—	—	—	4,661	—	$1,172	(1)
Stephen M. Sill	2006	3,600	—	—	—	—	3,893	—	—
	2005	3,600	—	—	—	—	3,884	—	—
	2004	3,600	—	—	—	—	550	—	—
Scott M. Quist	2006	7,200	—	—	—	—	8,834	—	—
	2005	7,200	—	—	—	—	20,511	—	—
	2004	7,200	—	—	—	—	11,772	—	—
J. Lynn Beckstead, Jr.	2006	—	—	—	—	—	4,450	—	—
	2005	—	—	—	—	—	4,441	—	—
	2004	—	—	—	—	—	4,750	—	—
G. Robert Quist	2006	4,525	—	—	—	—	2,848	—	—
	2005	2,400	—	—	—	—	2,839	—	—
	2004	2,400	—	—	—	—	550	—	—

(1)	Represents compensation in the form of a non-interest loan in the amount of $172,000 that the Company made to George R. Quist on April 29, 1998 to exercise stock options granted to him. As of January 1, 2004 and January 1, 2005, the outstanding balance on the loan was $37,500 and $1,540, respectively. The final payment was made on January 25, 2005.
102

GRANTS OF PLAN-BASED AWARDS

								All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Options Awards ($)
			Estimated Future Payouts Under Non-Equity Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards

Name	Grant Date	Thres- hold ($)	Target ($)	Maxi- mum ($)	Thres- hold (#)	Target (#)	Maxi- mum (#)

George R. Quist	07/16/04	—	—	—	—	—	—	—	50,000	3.96	1.71
	12/10/04	—	—	—	—	—	—	—	50,000	3.55	1.71
	03/25/05	—	—	—	—	—	—	—	70,000	3.86	1.92
Stephen M. Sill	—	—	—	—	—	—	—	—	—	—	—
Scott M. Quist	03/21/03	—	—	—	—	—	—	—	70,000	5.90	2.63
	07/16/04	—	—	—	—	—	—	—	50,000	3.60	1.71
	12/10/04	—	—	—	—	—	—	—	50,000	3.23	1.71
	03/25/05	—	—	—	—	—	—	—	70,000	3.51	1.92
J. Lynn Beckstead, Jr.	03/21/03	—	—	—	—	—	—	—	15,000	5.90	2.63
	12/10/04	—	—	—	—	—	—	—	5,000	3.23	1.71
	03/25/05	—	—	—	—	—	—	—	35,000	3.51	1.92
G. Robert Quist	03/21/03	—	—	—	—	—	—	—	35,000	5.90	2.63
	12/10/04	—	—	—	—	—	—	—	10,000	3.23	1.71
	03/25/05	—	—	—	—	—	—	—	30,000	3.51	1.92

The following table sets forth information concerning the exercise of options to acquire shares of the Company’s Common Stock by the Named Executive Officers during the fiscal year ended December 31, 2006, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 2006.

Aggregated Option/SAR Exercised in Last Fiscal Year and Fiscal Year-End Option/SAR Values:

OUTSTANDING EQUITY AWARDS AT FISCAL 2006 YEAR END

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexer- cisable	Equity Incentive Pan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested(#)	Market Value of Shares or Unites or Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Unites or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Unites or Other Rights That Have Not Vested ($)

George R. Quist(1)	170,000	—	—	$3.55-3.96	2009-2010	—	—	—	—
Stephen M. Sill	—	—	—	—	—	—	—	—	—
Scott M. Quist (1)	240,000	—	—	$3.23-5.90	2014-2015	—	—	—	—
J. Lynn Beckstead, Jr.	55,000	—	—	$3.23-5.90	2013-2015	—	—	—	—
G. Robert Quist	75,000	—	—	$3.23-5.90	2013-2015	—	—	—	—

(1) Includes options to purchase 1,102,500 shares of Class C common stock. The Class C common shares are convertible to Class A common shares on the basis of ten shares of Class C common stock to one share of Class A common stock.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2006

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

George R. Quist	51,051	$171,557	—	—
Stephen M. Sill	8,379	44,744	—	—
Scott M. Quist	—	—	—	—
J. Lynn Beckstead, Jr.	—	—	—	—
G. Robert Quist	—	—	—	—
104

PENSION BENEFITS FOR FISCAL 2006

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

George R. Quist	None	—	—	—
Stephen M. Sill	None	—	—	—
Scott M. Quist	None	—	—	—
J. Lynn Beckstead, Jr.	None	—	—	—
G. Robert Quist	None	—	—	—

Retirement Plans

On December 8, 1988, the Company entered into a deferred compensation plan with George R. Quist, the Chairman and Chief Executive officer of the Company. The plan was later amended on three occasions with the third amendment effective February 1, 2001. Under the terms of the plan as amended, upon the retirement of Mr. Quist, the Company is required to pay him ten annual installments in the amount of $60,000. Retirement is defined in the plan as the age of 70, or a later retirement age, as specified by the Board of Directors. The $60,000 annual payments are to be adjusted for inflation in accordance with the United States Consumer Price Index for each year after January 1, 2002. If Mr. Quist’s employment is terminated by reason of disability or death before he reaches retirement age, the Company is to make the ten annual payments to Mr. Quist, in the event of disability, or to his designated beneficiary, in the event of death.

The plan also provides that the Board of Directors may, in its discretion, pay the amounts due under the plan in a single, lump-sum payment. In the event that Mr. Quist dies before the ten annual payments are made, the unpaid balance will continue to be paid to his designated beneficiary. The plan further requires the Company to furnish an automobile for Mr. Quist’s use and to pay all reasonable expenses incurred in connection with its use for a ten year period, and to provide Mr. Quist with a hospitalization policy with similar benefits to those provided to him the day before his retirement or disability. However, in the event Mr. Quist’s employment with the Company is terminated for any reason other than retirement, death, or disability, the entire amount of deferred compensation payments under the plan shall be forfeited by him. The Company accrued $37,000 and $34,000 in fiscal 2006 and 2005, respectively to cover the present value of anticipated retirement benefits under the employment agreement of $419,000 as of December 31, 2006.

Employment Agreements

On July 16, 2004, the Company entered into an employment agreement with Scott M. Quist, its President and Chief Operating Officer. The agreement is effective as of December 4, 2003 and has a five-year term, but the Company has agreed to renew the agreement on December 4, 2008 and 2013 for additional five-year terms, provided Mr. Quist performs his duties with usual and customary care and diligence. Under the terms of the agreement, Mr. Quist is to devote his full time to the Company serving as its President, General Counsel and Chief Operating Officer at not less than his current salary and benefits. The Company also agrees to maintain a group term life insurance policy of not less than $1,000,000 on Mr. Quist’s life and a whole life insurance policy in the amount of $500,000 on Mr. Quist’s life. In the event of disability, Mr. Quist’s salary would be continued for up to five years at 75% of its current level.

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company accrued $79,900 and $37,800 in fiscal 2006 and 2005, respectively, to cover the present value of anticipated retirement benefits under the employment agreement of $486,000 as of December 31, 2006.

On December 4, 2003, the Company, through its subsidiary SecurityNational Mortgage Company, entered into an employment agreement with J. Lynn Beckstead, Jr., Vice President of Mortgage Operations and President of SecurityNational Mortgage Company. The agreement has a five-year term, but the Company has agreed to renew the agreement on December 4, 2008 and 2013 for additional five-year terms, provided Mr. Beckstead performs his duties with usual and customary care and diligence. Under the terms of the agreement, Mr. Beckstead is to devote his full time to the Company serving as President of SecurityNational Mortgage Company at not less than his current salary and benefits, and to include $350,000 of life insurance protection. In the event of disability, Mr. Beckstead’s salary would be continued for up to five years at 50% of its current level.

In the event of a sale or merger of the Company, and Mr. Beckstead were not retained in his current position, the Company would be obligated to continue Mr. Beckstead’s current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62½) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company accrued in 2006 and 2005 approximately $44,900 and $46,300, respectively, to cover the present value of the retirement benefit of the agreement of $273,000 as of December 31, 2006.

Director Compensation

Directors of the Company (but not including directors who are employees) are currently paid a director’s fee of $13,200 per year by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. An additional fee of $750 is paid to each audit committee member for each audit committee meeting attended in 2006. Each director is provided with an annual grant of stock options to purchase 1,000 shares of Class A Common Stock, which occurred under the 2000 Director Stock Option Plan for years 2000-2005 and under the 2006 Director Stock Option Plan for year 2006.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Norman G. Wilbur	$14,700	—	$1,920	—	—	—	$16,620
H. Craig Moody	14,700	—	1,920	—	—	—	16,620
Robert G. Hunter	13,200	—	1,920	—	—	—	15,120
Charles L. Crittenden	14,700	—	1,920	—	—	—	16,620

Employee 401(k) Retirement Savings Plan

In 1995, the Company’s Board of Directors adopted a 401(k) Retirement Savings Plan. Under the terms of the 401(k) plan, effective as of January 1, 1995, the Company may make discretionary employer matching contributions to its employees who choose to participate in the plan. The plan allows the board to determine the amount of the contribution at the end of each year. The Board adopted a contribution formula specifying that such discretionary employer matching contributions would equal 50% of the participating employee’s contribution to the plan to purchase Company stock up to a maximum discretionary employee contribution of 1/2 of 1% of participating employees’ compensation, as defined by the plan.

All persons who have completed at least one year’s service with the Company and satisfy other plan requirements are eligible to participate in the 401(k) plan. All Company matching contributions are invested in the Company’s Class A Common Stock. The Company’s matching contributions for 2006, 2005 and 2004 were approximately $8,656, $5,142 and $5,746, respectively. Also, the Company may contribute at the discretion of the Company’s Board of Directors an Employer Profit Sharing Contribution to the 401(k) plan. The Employer Profit Sharing Contribution shall be divided among three different classes of participants in the plan based upon the participant’s title in the Company. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. The Company’s contributions to the plan for 2006, 2005 and 2004, were $162,584, $135,589 and $128,949, respectively.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the “Ownership Plan”) for the benefit of career employees of the Company and its subsidiaries. The following is a description of the Ownership Plan, and is qualified in its entirety by the Ownership Plan, a copy of which is available for inspection at the Company’s offices.

Under the Ownership Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the Ownership Plan. Employees become eligible to participate in the Ownership Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,040 hours of service). The Company’s contributions under the Ownership Plan are allocated to eligible employees on the same ratio that each eligible employee’s compensation bears to total compensation for all eligible employees during each year. To date, the Ownership Plan has approximately 335 participants and had $138,286 contributions payable to the Plan in 2006. Benefits under the Ownership Plan vest as follows: 20% after the third year of eligible service by an employee, an additional 20% in the fourth, fifth, sixth and seventh years of eligible service by an employee.

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

Deferred Compensation Plan

In 2001, the Company’s Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Deferred Compensation Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee

Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company’s contribution for 2006, 2005 and 2004 was $125,558, $141,710 and $123,249, respectively.

NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL 2006

Name	Executive Contributions In Last FY ($)	Registrant Contributions In Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)

George R. Quist	—	$21,967	—	—	$226,947
Stephen M. Sill	—	13,922	—	—	72,754
Scott M. Quist	—	24,150	—	—	252,874
J. Lynn Beckstead, Jr.	—	21,945	—	—	118,223
G. Robert Quist	—	12,209	—	—	111,480

1993 Stock Option Plan

On June 21, 1993, the Company adopted the Security National Financial Corporation 1993 Stock Incentive Plan (the “1993 Plan”), which reserves shares of Class A Common Stock for issuance thereunder. The 1993 Plan was approved at the annual meeting of the stockholders held on June 21, 1993. The 1993 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress.

The 1993 Plan provides for the grant of options and the award or sale of stock to officers, directors, and employees of the Company. Both “incentive stock options,” as defined under Section 422A of the Internal Revenue Code of 1986 (the “Code”), and “non-qualified options” may be granted pursuant to the 1993 Plan. The exercise prices for the options granted are equal to or greater than the fair market value of the stock subject to such options as of the date of grant, as determined by the Company’s Board of Directors. The options granted under the 1993 Plan, were to reward certain officers and key employees who have been employed by the Company for a number of years and to help the Company retain these officers by providing them with an additional incentive to contribute to the success of the Company.

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

Options intended as incentive stock options may be issued only to employees, and must meet certain conditions imposed by the code, including a requirement that the option exercise price be no less than the fair market value of the option shares on the date of grant. The 1993 Plan provides that the exercise price for non-qualified options will be not less than at least 50% of the fair market value of the stock subject to such option as of the date of grant of such options, as determined by the Company’s Board of Directors.

The 1993 Plan has a term of ten years. The Board of Directors may amend or terminate the 1993 Plan at any time, subject to approval of certain modifications to the 1993 Plan by the shareholders of the Company as may be required by law or the 1993 Plan. On November 7, 1996, the Company amended the 1993 Plan as follows: (i) to increase the number of shares of Class A Common Stock reserved for issuance under the 1993 Plan from 300,000 Class A shares to 600,000 Class A shares; and (ii) to provide that the stock subject to options, awards and purchases may include Class C common stock. On October 14, 1999, the Company amended the 1993 Plan to increase the number of shares of Class A Common Stock reserved for issuance under the plan from 600,000 Class A shares to 1,046,126 Class A shares. The Plan terminated in 2003 and options granted thereunder are non-transferable.

2000 Director Stock Option Plan

On October 16, 2000, the Company adopted the 2000 Directors Stock Option Plan (the “Director Plan”) effective November 1, 2000. The Director Plan provides for the grant by the Company of options to purchase up to an aggregate of 50,000 shares of Class A Common Stock for issuance thereunder. The Director Plan provides that each member of the Company’s Board of Directors who is not an employee or paid consultant of the Company is automatically eligible to receive options to purchase the Company’s Class A Common Stock under the Director Plan.

Effective as of November 1, 2000, and on each anniversary date thereof during the term of the Director Plan, each outside director shall automatically receive an option to purchase 1,000 shares of Class A Common Stock. In addition, each new outside director who shall first join the Board after the effective date shall be granted an option to purchase 1,000 shares upon the date which such person first becomes an outside director and an annual grant of an option to purchase 1,000 shares on each anniversary date thereof during the term of the Director Plan. The options granted to outside directors shall vest in their entirety on the first anniversary date of the grant. The primary purposes of the Director Plan are to enhance the Company’s ability to attract and retain well-qualified persons for service as directors and to provide incentives to such directors to continue their association with the Company.

In the event of a merger of the Company with or into another company, or a consolidation, acquisition of stock or assets or other change in control transaction involving the Company, each option becomes exercisable in full, unless such option is assumed by the successor corporation. In the event the transaction is not approved by a majority of the “Continuing Directors” (as defined in the Director Plan), each option becomes fully vested and exercisable in full immediately prior to the consummation of such transaction, whether or not assumed by the successor corporation. The Director Plan terminated in 2006 and a new Director Plan was adopted. See 2006 Director Stock Option Plan below.

2003 Stock Option Plan

On July 11, 2003, the Company adopted the Security National Financial Corporation 2003 Stock Incentive Plan (the “2003 Plan”), which reserved 500,000 shares of Class A common stock and 1,000,000 shares of Class C common stock for issuance thereunder. The 2003 Plan was approved by the Board of Directors on May 9, 2003, and by the stockholders at the annual meeting of the stockholders held on July 11, 2003. The 2003 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress.

The 2003 Plan provides for the grant of options and the award or sale of stock to officers, directors, and employees of the Company. Both “incentive stock options”, as defined under Section 422A of the Internal Revenue Code of 1986 (the “Code”) and “non-qualified options” may be granted under the 2003 Plan. The exercise prices for the options granted are equal to or greater than the fair market value of the stock subject to such options as of the date of grant, as determined by the Company’s Board of Directors. The options granted under the 2003 Plan are to reward certain officers and key employees who have been employed by the Company for a number of years and to help the Company retain these officers by providing them with an additional incentive to contribute to the success of the Company.

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

Options intended as incentive stock options may be issued only to employees, and must meet certain conditions imposed by the code, including a requirement that the option exercise price be no less than then fair market value of the option shares on the date of grant. The 2003 Plan provides that the exercise price for non-qualified options will not be less than at least 50% of the fair market value of the stock subject to such option as of the date of grant of such options, as determined by the Company’s Board of Directors.

The 2003 Plan has a term of ten years. The Board of Directors may amend or terminate the 2003 Plan at any time, subject to approval of certain modifications to the 2003 Plan by the shareholders of the Company as may be required by law or the 2003 Plan.

2006 Director Stock Option Plan

On December 7, 2006, the Company adopted the 2006 Director Stock Option Plan (the “Director Plan”) effective December 7, 2006. The Director Plan provides for the grant by the Company of options to purchase up to an aggregate of 100,000 shares of Class A Common Stock for issuance thereunder. The Director Plan provides that each member of the Company’s Board of Directors who is not an employee or paid consultant of the Company is automatically eligible to receive options to purchase the Company’s Class A Common Stock under the Director Plan.

Effective as of December 7, 2006, and on each anniversary date thereof during the term of the Director Plan, each outside director shall automatically receive an option to purchase 1,000 shares of Class A Common Stock. In addition, each new outside director who shall first join the Board after the effective date shall be granted an option to purchase 1,000 shares upon the date which such person first becomes an outside director and an annual grant of an option to purchase 1,000 shares on each anniversary date thereof during the term of the Director Plan. The options granted to outside directors shall vest in their entirety on the first anniversary date of the grant. The primary purposes of the Director Plan are to enhance the Company’s ability to attract and retain well-qualified persons for service as directors and to provide incentives to such directors to continue their association with the Company.

In the event of a merger of the Company with or into another company, or a consolidation, acquisition of stock or assets or other change in control transaction involving the Company, each option becomes exercisable in full, unless such option is assumed by the successor corporation. In the event the transaction is not approved by a majority of the “Continuing Directors” (as defined in the Director Plan), each option becomes fully vested and exercisable in full immediately prior to the consummation of such transaction, whether or not assumed by the successor corporation.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and periodic changes in ownership of the Company’s common stock with the Securities and Exchange Commission. Such persons are also required to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of stock reports received by it with respect to fiscal 2006, or written representations from certain reporting persons, the Company believes that its directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except George R. Quist, Chairman and Chief Executive Officer, Stephen M. Sill, Vice President, Treasurer and Chief Financial Officer and Robert G. Hunter, H. Craig Moody, and Norman G. Wilbur, directors of the Company, through an oversight, each filed one late Form 4 report reporting the exercise of stock options.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth security ownership information of the Company’s Class A and Class C common stock as of March 31, 2007, (i) for persons who own beneficially more than 5% of the Company’s outstanding Class A or Class C common stock, (ii) each director of the Company, and (iii) for all executive officers, and directors of the Company as a group.

	Class A Common Stock		Class C Common Stock		Class A and Class C Common Stock

Name and Address (1)	Amount Beneficially Owned	Percent of Class	Amount Beneficially Owned	Percent of Class	Amount Beneficially Owned	Percent of Class

George R. and Shirley C. Quist
Family Partnership, Ltd. (2)	522,817	7.7%	3,702,953	44.0%	4,225,770	27.7%
Employee Stock
Ownership Plan (3)	657,115	9.6%	1,712,228	20.3%	2,369,343	15.5%
George R. Quist (4)(5)(7)(8)	576,578	8.5%	518,815	6.2%	1,095,393	7.2%
Scott M. Quist (4)(7)(9)	481,985	7.1%	1,441,055	17.1%	1,923,040	12.6%
Associated Investors (10)	102,310	1.5%	722,812	8.6%	825,122	5.4%
G. Robert Quist (6)(11)	141,653	2.1%	257,607	3.1%	399,260	2.6%
J. Lynn Beckstead, Jr., (6)(12)	174,094	2.6%	—	—	174,094	1.1%
Stephen M. Sill (6)	76,973	1.1%	—	—	76,973	*
Christie Q. Overbaugh (13)	94,788	1.4%	116,315	1.4%	211,103	1.4%
Robert G. Hunter, M.D., (4)(14)	8,996	*	—	—	8,996	*
Norman G. Wilbur (15)	7,534	*	—	—	7,534	*
Charles L. Crittenden (16)	8,789	*	—	—	8,789	*
H. Craig Moody (17)	7,231	*	—	—	7,231	*
All directors and executive officers
(10 persons) (4)(5)(6)(7)	2,101,438	30.8%	6,036,745	71.7%	8,138,183	53.4%

________________

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

(4)       Does not include 657,115 shares of Class A common stock and 1,712,228 shares of Class C common stock owned by the Company’s Employee Stock Ownership Plan (ESOP), of which George R Quist, Scott M. Quist and Robert G. Hunter are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

(5)       Does not include 102,310 shares of Class A common stock and 722,812 shares of Class C common stock owned by Associated Investors, a Utah general partnership, of which George R. Quist is the managing partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(6)       Does not include 384,834 shares of Class A common stock owned by the Company’s 401(k) Retirement Savings Plan, of which G. Robert Quist, J. Lynn Beckstead, and Stephen M. Sill are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(7)       Does not include 236,656 shares of Class A common stock owned by the Company’s Deferred Compensation Plan, of which George R. Quist and Scott M. Quist are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(8)       Includes options to purchase 192,938 shares of Class A common stock granted to George R. Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2007.

(9)       Includes options to purchase 162,260 shares of Class A common stock and 1,157,625 shares of Class C Common Stock granted to Scott M. Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2007.

(10)     The managing partner of Associated Investors is George R. Quist, who exercises sole voting and investment powers.

(11)     Includes options to purchase 42,543 shares of Class A common stock granted to G. Robert Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2007.

(12)     Includes options to purchase 62,608 shares of Class A common stock granted to Mr. Beckstead that are currently exercisable or will become exercisable within 60 days of March 31, 2007.

 (13)    Includes options to purchase 30,732 shares of Class A common stock granted to Ms. Overbaugh that are currently exercisable or will become exercisable within 60 days of March 31, 2007.

(14)     Includes options to purchase 4,753 shares of Class A common stock granted to Mr. Hunter that are currently exercisable or will become exercisable within 60 days of March 31, 2007.

(15)     Includes options to purchase 4,753 shares of Class A common stock granted to Mr. Wilbur that are currently exercisable or will become exercisable within 60 days of March 31, 2007.

(16)     Includes options to purchase 3,477 shares of Class A common stock granted to Mr. Crittenden that are currently exercisable or will become exercisable within 60 days of March 31, 2007.

(17)     Includes options to purchase 4,753 shares of Class A common stock granted to Mr. Moody that are currently exercisable or will become exercisable within 60 days of March 31, 2007.

The Company’s executive officers and directors, as a group, own beneficially approximately % of the outstanding shares of the Company’s Class A and Class C common stock.

Item 13. Certain Relationships and Related Transactions

The Company’s Board of Directors has a written procedure, which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the interests of the Company.

Item 14. Principal Accounting Fees and Services

Fees incurred in 2006 for annual audit services pertaining to the financial statements and employee benefit plans and related quarterly reviews were approximately $340,300. There were $14,800 in other fees during 2006.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements

                See “Index to Consolidated Financial Statements” under Item 8 above.

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

      (3)  Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (4)

3.2	Amended Bylaws (6)

4.1	Specimen Class A Stock Certificate (1)

4.2	Specimen Class C Stock Certificate (1)

4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)

10.2	2003 Stock Option Plan (5)

10.3	2006 Director Stock Option Plan

10.4	Deferred Compensation Agreement with George R. Quist (2)

10.5	Deferred Compensation Plan (3)

10.6	Employment agreement with J. Lynn Beckstead, Jr.(7)

10.7	Employment agreement with Scott M. Quist (8)

10.8
Stock Purchase Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, Memorial Insurance Company of America, and the shareholders of Memorial Insurance Company (9)

10.9	Reinsurance Agreement between Security National Life Insurance Company and Memorial Insurance Company of America(10)

10.10	Trust Agreement between Security National Life Insurance Company and Memorial Insurance Company of America(10)

10.11	Promissory Note between Memorial Insurance Company as Maker and Security National Life Insurance Company as Payee(10)

10.12	Security Agreement between Memorial Insurance Company as Debtor and Security National Life Insurance Company as Secured Party(10)

10.13	Surplus Contribution Note between Memorial Insurance Company of America as Maker and Southern Security Life Insurance Company as Payee(10)

10.14	Guaranty Agreement by Security National Life Insurance Company and Southern Security Life Insurance Company as Guarantors(10)
113

10.15	Administrative Services Agreement between Security National Life Insurance Company and Memorial Insurance Company of America(10)

10.16	Reinsurance Agreement between Security National Life Insurance Company and Southern Security Life Insurance Company(11)

10.17	Trust Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company and Zions First National Bank(11)

10.18	Stock Purchase Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company and American Network Insurance Company(12)

10.19	Escrow Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, American Network Insurance Company and Mackey Price Thompson & Ostler(12)

10.20	Escrow Agreement among American Network Insurance Company, Security National Life Insurance Company, Southern Security Life Insurance Company, and Preferred Insurance Capital Consultants, LLC(12)

10.21	Agreement and Plan of Complete Liquidation of Southern Security Life Insurance Company into Security National Life Insurance Company(12)

10.22	Assignment between Southern Security Life Insurance Company and Security National Life Insurance Company(12)

10.23	Assignment between Southern Security Life Insurance Company and Security National Life Insurance Company

10.24	Subsidiaries of the Registrant

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987

(2)	Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989

(3)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002

(4)	Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003

(5)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, Filed on June 5, 2003, relating to the Company’s Annual Meeting of Shareholders

(6)	Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003

(7)	Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004

(8)	Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004

(9)	Incorporated by reference from Report on Form 8-K, as filed on September 27, 2005

(10)	Incorporated by reference from Report on Form 8-K, as filed on January 5, 2006

(11)	Incorporated by reference from Report on Form 8-K, as filed on January 11, 2006

(12)	Incorporated by reference from Report on Form 8-K, as filed on January 12, 2007

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2006.
114

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: March 31, 2007	By:	George R. Quist,

Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

George R. Quist	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2007

Scott M. Quist	President, Chief Operating Officer and Director	March 31, 2007

Stephen M. Sill	Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2007

J. Lynn Beckstead, Jr.	Vice President and Director	March 31, 2007

Charles L. Crittenden	Director	March 31, 2007

H. Craig Moody	Director	March 31, 2007

Norman G. Wilbur	Director	March 31, 2007

Robert G. Hunter	Director	March 31, 2007
115

Schedule II

SECURITY NATIONAL FINANCIAL CORPORATION (Parent Company Only) Condensed Financial Information Condensed Balance Sheets

	December 31,

	2006	2005

Assets

Cash	$159,639	$—
Common Stock	39,000	—
Investment in subsidiaries (equity method)	68,317,685	61,626,274

Receivables:
Receivable from affiliates	7,145,494	8,390,411
Allowance for doubtful accounts	(16,528)	(16,528)

Total receivables	7,128,966	8,373,883

Property and equipment, at cost,
net of accumulated depreciation
of $964,204 for 2006 and $1,089,580
for 2005	491,447	419,746

Other assets	—	61,950

Total Assets	$76,136,737	$70,481,853

See accompanying notes to condensed financial statements.
116

Schedule II (Continued) SECURITY NATIONAL FINANCIAL CORPORATION (Parent Company Only) Condensed Financial Information Condensed Balance Sheets (Continued)

	December 31,

	2006	2005

Liabilities and Stockholders’ Equity
Liabilities
Checks written in excess of cash in bank	$—	$143,165
Bank loans payable:
Current installments	1,689,219	2,129,911
Long-term	2,995,252	4,389,025
Notes and contracts payable:
Current installments	961	161,834
Long-term	—	—
Advances from affiliated companies	9,501,370	10,394,210
Other liabilities and accrued expenses	1,052,846	1,095,602
Income taxes	7,926,393	6,469,688

Total liabilities	23,166,041	24,783,435

Stockholders’ Equity
Class A common stock $2.00 par value;
10,000,000 shares authorized ;
issued 7,533,230 shares in 2006
and 7,098,363 shares in 2005	15,066,460	14,196,726
Class B non-voting common stock-$1.00 par value;
5,000,000 shares authorized; none issued or
outstanding	—	—
Class C convertible common stock, $0.20 par value;
7,500,000 shares authorized; issued 7,117,591
shares in 2006 and 6,781,060 shares in 2005	1,423,518	1,356,212

Additional paid-in capital	17,064,488	15,650,344
Accumulated other comprehensive income	1,703,155	117,647
Retained earnings	20,495,063	17,460,024
Treasury stock at cost- (1,195,127 Class A shares and
145,045 Class C shares in 2006; 1,251,104
Class A shares and 138,138 Class C shares
in 2005, held by affiliated companies)	(2,781,988)	(3,082,535)

Total stockholders’ equity	52,970,696	45,698,418

Total Liabilities and Stockholders’ Equity	$76,136,737	$70,481,853

See accompanying notes to condensed financial statements.
117

Schedule II (Continued) SECURITY NATIONAL FINANCIAL CORPORATION (Parent Company Only) Condensed Financial Information Condensed Statements of Earnings

	Year Ended December 31,

	2006	2005	2004

Revenue
Net investment income	$1,478	$7	$35
Fees from affiliates	4,187,330	4,217,198	4,249,430

Total revenue	4,188,808	4,217,205	4,249,465

Benefits and Expenses:
General and administrative expenses	1,937,033	2,298,886	2,277,933
Interest expense	349,650	457,413	634,783
Expenses to affiliates	131,133	200,516	180,446

Total benefits and expenses	2,417,816	2,956,815	3,093,162

Earnings before income taxes,
and earnings of subsidiaries	1,770,992	1,260,390	1,156,303
Income tax expense	(1,472,098)	(960,153)	(606,355)
Equity in earnings of subsidiaries	4,825,556	3,187,643	1,572,324

Net earnings	$5,124,450	$3,487,880	$2,122,272

See accompanying notes to condensed financial statements.
118

Schedule II (Continued) SECURITY NATIONAL FINANCIAL CORPORATION (Parent Company Only) Condensed Financial Information Condensed Statements of Cash Flow

	Year Ended December 31,

	2006	2005	2004

Cash flows from operating activities:
Net earnings	$5,124,450	$3,487,880	$2,122,272
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	198,241	193,520	165,830
Undistributed earnings of affiliates	(4,825,556)	(3,187,643)	(1,572,324)
Provision for income taxes	1,472,095	960,153	606,355
Change in assets and liabilities:
Accounts receivable	(1)	1,540	36,000
Other assets	61,950	4,878	12,676
Other liabilities	(40,678)	127,871	(230,824)

Net cash provided by operating activities	1,990,504	1,588,199	1,139,985

Cash flows from investing activities:
Purchase of long-term investments	(39,000)	—	—
Purchase of equipment	(269,942)	(471,096)	(7,256)

Net cash (used in) provided by investing activities	(308,942)	(471,096)	(7,256)

Cash flows from financing activities:
Checks written in excess of cash in bank	—	(492,229)	(156,127)
Advances from (to) affiliates	352,078	922,569	2,764,500
Payments of notes and contracts payable	(2,040,785)	(1,897,443)	(3,741,102)
Stock options exercised	105,599	—	—
Proceeds from borrowings on notes and contracts payable	—	350,000	—
Purchase of treasury stock	(3,901)	—	—
Sale of treasury stock	208,250	—	—

Net cash used in financing activities	(1,378,758)	(1,117,103)	(1,132,729)

Net change in cash	302,804	—	—
Cash at beginning of year	(143,165)	—	—

Cash at end of year	$159,639	$—	$—

See accompanying notes to condensed financial statements.
119

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

1) Bank Loans Payable

    Bank loans payable are summarized as follows:

	December 31,

	2006	2005

7.35% note payable in monthly installments of $14,975 including principal and interest, collateralized by 15,000 shares of Security National Life Insurance Company stock, paid December 2006	$—	$172,549

5.87% note payable with interest plus monthly principal payment of $134,000, collateralized by 15,000 shares of Security National Life Insurance Company stock, due January 2010.	4,569,116	5,926,478

Mark-to-market of interest rate swaps adjustment	(134,645)	(180,091)

Other collateralized bank loans payable	250,000	600,000

Total bank loans	4,684,471	6,518,936

Less current installments	1,689,219	2,129,911

Bank loans, excluding current installments	$2,995,252	$4,389,025

2) Notes and Contracts Payable

Notes and contracts are summarized as follows:

	December 31,

	2006	2005

Due to shareholders of Security National Financial Corporation, 4.0% note payable in annual installments of $160,873 including principal and interest, paid January 2006, secured by Company stock held in escrow.	$—	$160,873
120

Schedule II (Continued) SECURITY NATIONAL FINANCIAL CORPORATION (Parent Company Only) Condensed Financial Information Notes to Condensed Financial Statements 2) Notes and Contracts Payable (Continued)

	December 31,

	2006	2005

Other	961	961

Total notes and contracts	961	161,834
Less current installments	961	161,834

Notes and contracts, excluding current installments	$—	$—

The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

2007	1,690,180
2008	1,526,012
2009	1,603,885
2010	(134,645)
Thereafter	—

Total	$4,685,432

3) Advances from Affiliated Companies

	December 31,

	2006	2005

Non-interest bearing advances from affiliates:
Cemetery and Mortuary subsidiary	$1,459,841	$1,459,841
Life insurance subsidiaries	7,997,546	8,890,386
Mortgage subsidiary	43,983	43,983

	$9,501,370	$10,394,210

4)  Dividends and Capital Contributions

In 2006, 2005 and 2004, Security National Life Insurance Company, a wholly owned subsidiary of the Registrant, paid to the registrant cash dividends of $4,015,114, $-0-, and $-0-, respectively.

121

Schedule IV

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2006
Life Insurance in force ($000)	$1,232,142	$122,232	$1,388,552	$2,498,462	55.6%

Premiums:
Life Insurance	$29,140,230	$328,854	$1,682,855	$30,494,231	5.5%

Accident and Health Insurance	281,884	148	524	282,260.2

Total premiums	$29,422,114	$329,002	$1,683,379	$30,776,491	5.5

2005
Life Insurance in force ($000)	$1,252,089	$185,364	$1,964,847	$3,031,572	64.8%

Premiums:
Life Insurance	$26,795,343	$853,088	$942,080	$26,884,335	3.5%
Accident and Health Insurance	285,190	—	584	285,774.2%

Total premiums	$27,080,533	$853,088	$942,664	$27,170,109	3.5%

2004
Life Insurance in force ($000)	$1,250,362	$188,542	$1,663,773	$2,725,593	61.0%

Premiums:
Life Insurance	$25,554,908	$916,511	$1,031,961	$25,670,358	4.0%
Accident and Health Insurance	308,049	12	946	308,983.3%

Total premiums	$25,862,957	$916,523	$1,032,907	$25,979,341	4.0%

122

Schedule V

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Disposals and Write-offs	Balance at End of Year

For the Year Ended December 31, 2006
Accumulated depreciation on real estate	$3,766,259	$304,711	$(46,260)	$4,024,710

Allowance for losses on mortgage loans on real estate and construction loans	562,909	463,667	—	1,026,576

Accumulated depreciation on property and equipment	14,373,406	1,718,306	(2,568,997)	13,522,715

Allowance for doubtful accounts	868,197	137,379	(139,184)	866,392

Allowance for doubtful accounts on collateral loans	339,218	100,000	(3,492)	435,726

For the Year Ended December 31, 2005
Accumulated depreciation on real estate	$3,487,638	$291,540	$(12,919)	$3,766,259

Allowance for losses on mortgage loans on real estate and construction loans	530,829	46,973	(14,893)	562,909

Accumulated depreciation on property and equipment	12,776,758	1,802,482	(205,834)	14,373,406

Allowance for doubtful accounts	1,026,432	33,775	(192,010)	868,197

Allowance for doubtful accounts on collateral loans	140,580	200,000	(1,362)	339,218

For the Year Ended December 31, 2004
Accumulated depreciation on real estate	$3,231,034	$256,604	$—	$3,487,638

Allowance for losses on mortgage loans on real estate and construction loans	14,893	515,936	—	530,829

Accumulated depreciation on property and equipment	11,248,473	1,756,510	(228,225)	12,776,758

Allowance for doubtful accounts	1,706,678	24,000	(704,246)	1,026,432

Allowance for doubtful accounts on collateral loans	142,051	—	(1,471)	140,580
123

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K Year Ended December 31, 2006 SECURITY NATIONAL FINANCIAL CORPORATION Commission File No. 0-9341 E X H I B I T S

124

Exhibit Index

Exhibit No.	Document Name

10.3	2006 Director Stock Option Plan

10.23	Assignment between Southern Security Life Insurance Company and Security National Life Insurance Company

10.24	Subsidiaries of the Registrant

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
125