Form 10-Q
period 2007-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2007-05-15
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

SECURITY NATIONAL FINANCIAL CORPORATION

Exact Name of Registrant

UTAH	87-0345941
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number

5300 South 360 West, Salt Lake City, Utah	84123
Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including Area Code	(801) 264-1060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer	☐	Accelerated filer	[	]	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): YES               NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	6,356,105
Title of Class	Number of Shares Outstanding as of May 11, 2007

Class C Common Stock, $.20 par value	6,966,849
Title of Class	Number of Shares Outstanding as of May 11, 2007

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements	Page No.

Condensed Consolidated Balance Sheet – March 31, 2007,
and December 31, 2006, (unaudited)	3-4

Condensed Consolidated Statement of Earnings – Three months ended
March 31, 2007 and 2006 (unaudited)	5

Condensed Consolidated Statement of Cash Flows -
Three months ended March 31, 2007 and 2006 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7-12

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13-15

Item 3	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4	Controls and Procedures	16

PART II - OTHER INFORMATION

Other Information	16-19

Signature Page	20

Certifications	21-23

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Assets	March 31, 2007	December 31, 2006
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$98,777,033	$98,317,519
Fixed maturity securities available for sale, at estimated fair value	3,411,393	3,417,531
Equity securities, available for sale, at estimated fair value	5,522,229	5,261,695
Mortgage loans on real estate and construction loans,
net of allowances for losses	84,684,905	85,135,011
Real estate, net of accumulated depreciation	5,080,382	5,002,853
Policy, student and other loans net of allowance
for doubtful accounts	13,247,940	12,846,986
Short-term investments	2,897,408	4,586,828
Accrued investment income	3,134,708	2,684,029
Total investments	216,755,998	217,252,452
Cash and cash equivalents	18,676,670	10,376,585
Mortgage loans sold to investors	52,853,667	59,817,248
Receivable, net	16,831,334	14,878,118
Restricted assets of cemeteries and mortuaries	5,584,064	5,430,870
Cemetery perpetual care trust investments	1,339,455	1,306,984
Receivable from reinsurers	721,943	700,850
Cemetery land and improvements sold to investors	8,811,355	8,745,424
Deferred policy and pre-need contract acquisition costs	29,017,854	28,395,762
Property and equipment, net	14,522,272	14,059,529
Cost of insurance acquired	11,633,412	11,882,047
Goodwill	683,191	683,191
Other	4,710,858	3,866,123
Total assets	$382,142,073	$377,395,183

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	March 31, 2007	December 31, 2006
Liabilities and Stockholders’ Equity
Liabilities
Future life, annuity, and other benefits	$270,108,272	$268,403,765
Unearned premium reserve	4,725,598	4,519,387
Bank loans payable	6,665,103	6,923,344
Notes and contracts payable	665,620	747,188
Deferred pre-need cemetery and mortuary contract revenues	11,674,214	11,533,798
Accounts payable	1,648,738	1,820,178
Other liabilities and accrued expenses	13,461,724	11,611,033
Income taxes	16,606,508	16,587,284
Total liabilities	325,555,777	322,145,977

Non-Controlling Interest in Perpetual Care Trusts	2,309,539	2,278,510

Stockholders' Equity:
Common stock:
Class A: $2.00 par value, authorized
10,000,000 shares authorized; issued 7,551,232
shares in 2007 and 7,533,230 shares in 2006	15,102,464	15,066,460
Class B non-voting common stock-$1.00 par value;
5,000,000 shares authorized; none issued or outstanding	--	--
Class C: convertible common stock - $0.20 par value;
7,500,000 shares authorized; issued 7,111,894
shares in 2007 and 7,117,591 shares in 2006	1,422,379	1,423,518
Additional paid-in capital	17,125,517	17,064,488
Accumulated other comprehensive income and other items	2,264,673	1,703,155
Retained earnings	21,143,712	20,495,063
Treasury stock at cost - 1,195,127 Class A shares and
145,045 Class C shares in 2007; 1,195,127 Class A
shares and 145,045 Class C shares in 2006	(2,781,988)	(2,781,988)
Total stockholders' equity	54,276,757	52,970,696
Total Liabilities and Stockholders' Equity	$382,142,073	$377,395,183

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
Revenues:
Insurance premiums and other considerations	$ 7,962,275	$ 7,554,270
Net investment income	7,943,458	5,074,686
Net mortuary and cemetery sales	3,510,937	3,054,798
Realized gains (losses) on investments and other assets	(21,531)	(2,584)
Mortgage fee income	29,521,887	16,629,591
Other	129,126	92,932
Total revenues	49,046,152	32,403,693

Benefits and expenses:
Death benefits	4,092,279	3,821,959
Surrenders and other policy benefits	608,622	587,125
Increase in future policy benefits	2,743,468	2,333,007
Amortization of deferred policy and pre-need acquisition costs
and cost of insurance acquired	1,360,840	807,455
General and administrative expenses:
Commissions	22,439,724	12,362,260
Salaries	5,784,898	4,242,752
Other	7,207,882	5,290,766
Interest expense	3,099,321	1,020,791
Cost of goods and services sold-
mortuaries and cemeteries	651,740	635,421
Total benefits and expenses	47,988,774	31,101,536

Earnings before income taxes	1,057,378	1,302,157
Income tax (expense) benefit	(312,837)	(288,491)
Net earnings	$744,541	$1,013,666

Net earnings per common share	$0.11	$0.15

Net earnings per common share-assuming dilution	$0.10	$0.14

Weighted average outstanding common shares	7,043,860	6,904,987

Weighted average outstanding common shares
assuming-dilution	7,315,436	7,022,363

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net cash provided by operating activities	$10,321,204	$16,686,154

Cash flows from investing activities:
Securities held to maturity:
Purchase - fixed maturity securities	(1,501,387)	(2,492,945)
Calls and maturities – fixed maturity securities	1,056,489	219,587
Securities available for sale:
Purchase – fixed maturity securities	--	(36,776)
Sales – equity securities	--	8,907,662
Purchases of short-term investments	(3,773,896)	(17,289,494)
Sales of short-term investments	5,463,354	12,883,744
Purchases of restricted assets	(150,702)	(42,247)
Change in assets for perpetual care trusts	31,029	72,888
Amount received for perpetual care trusts	(32,471)	22,245
Mortgage, policy, and other loans made	(18,046,138)	(19,593,150)
Payments received for mortgage, policy, and other loans	18,056,810	9,581,478
Purchases of property and equipment	(941,364)	(405,377)
Disposal of property and equipment	--	20,876
Purchases of real estate	(607,420)	(1,496,925)
Sale of real estate	451,633	971,086
Net cash provided by (used in) investing activities	5,937	(8,677,348)

Cash flows from financing activities:
Annuity contract receipts	1,454,087	1,540,403
Annuity contract withdrawals	(3,116,326)	(2,701,701)
Purchase of treasury stock	--	(3,901)
Repayment of bank loans and notes and
contracts payable	(364,817)	(782,363)
Net cash used in financing activities	(2,027,056)	(1,947,562)

Net change in cash and cash equivalents	8,300,085	6,061,244

Cash and cash equivalents at beginning of period	10,376,585	16,632,966

Cash and cash equivalents at end of period	$18,676,670	$22,694,210

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007 (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K (file number 0-9341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Certain 2006 amounts have been reclassified to bring them into conformity with the 2007 presentation.

2.	Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which attempts to set out a consistent framework for preparers to use to determine the appropriate level of valuation allowance tax reserves to maintain for deferred tax assets relating to uncertain tax positions. This interpretation for FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-than-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit, which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company adopted this Interpretation as of January 1, 2007. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company’s recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the three months ended March 31, 2007.

The Company records interest earned on income-tax refunds in other income, and penalties and interest charged on tax deficiencies in interest expense. As of the date of adoption, there were no amounts accrued for penalties or interest related to unrecognized tax benefits.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007 (Unaudited)

In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No 115 (“SFAS 159”). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the application of the fair value option and its effect on its financial position and results of operations.

3.	Comprehensive Income

For the three months ended March 31, 2007 and 2006, total comprehensive income amounted to $1,306,059 and $2,209,799, respectively. This decrease of $903,740 was primarily the result of a decrease in net income of $269,125, a decrease in derivatives of $191,751, and a decrease in unrealized gains and losses in securities available for sale of $442,864.

4.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”) for its stock-based compensation plans. Under SFAS 123R, all stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense in earnings over the requisite service, which is typically through the date the options vest.

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

No options were granted for the three months ended March 31, 2007. Total compensation costs relating to stock-based compensation was not material during the three months ended March 31, 2007.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007 (Unaudited)

5.	Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income	$744,541	$1,013,666
Denominator:
Denominator for basic earnings per share-
weighted-average shares	7,043,860	6,904,987

Effect of dilutive securities:
Employee stock options	269,822	127,348
Stock appreciation rights	1,754	1,028
Dilutive potential common shares	271,576	128,376
Denominator for diluted earnings per share-adjusted
weighted-average shares and assumed conversions	7,315,436	7,033,363

Basic earnings per share	$0.11	$0.15

Diluted earnings per share	$0.10	$0.14

The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share. Net earnings per Class C common share is equivalent to one-tenth (1/10) of such amount.

Earnings per share amounts have been adjusted for the effect of annual stock dividends.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007 (Unaudited)

6.	Business Segment
			Life	Cemetery/		Reconciling
		Insurance	Mortuary	Mortgage	Items	Consolidated
For the Three Months Ended March 31, 2007
Revenues from
external customers		$11,799,182	$3,779,216	$33,467,754	--	$49,046,152

Intersegment revenues		1,337,357	23,001	120,160	(1,480,518)	--

Segment profit (loss)
before income taxes		605,645	430,577	21,156	--	1,057,378

Identifiable assets		355,402,102	56,375,977	24,214,000	(53,850,000)	382,142,073

For the Three Months Ended
March 31, 2006

Revenues from
external customers		$10,911,337	3,316,689	$18,175,667	$ --	$32,403,693

Intersegment revenues		1,389,866	23,001	91,436	(1,504,303)	--

Segment profit (loss)
before income taxes		1,106,077	371,855	(175,775)	--	1,302,157

Identifiable assets		351,077,917	51,233,037	18,974,145	(58,678,341)	362,606,758

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007, (Unaudited)

7.	Other Business Activity

On March 5, 2007, the Company received a proposed consent order from the Florida Office of Insurance Regulation concerning the New Success Life Program, the higher education product currently being marketed and sold by Southern Security Life. The proposed order states that as a result of an investigation the Florida Office has determined that Southern Security Life violated Florida law (i) by knowingly making statements, sales presentations, omissions or comparisons that misrepresented the benefits, advantages, or terms of the New Success Life Program, and (ii) by knowingly making, advertisements, announcements, or statements containing representations that were untrue or misleading.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007, (Unaudited)

The Company disputes the terms of the proposed consent order. The Company is not aware of specific concerns that the Florida Office has with the New Success Life Program because it has received no specific administrative complaint from the Florida Office nor is it aware of any recent market conduct examination that the Florida Office has conducted relative to the program. The Company intends to vigorously oppose the proposed consent order. The Company is currently engaged in discussions with the Florida Office in an effort to settle the dispute concerning the proposed order. If the Company is unable to reach a satisfactory resolution with the Florida Office with respect to the terms of the proposed consent order and the Florida Office issues a similar order, the Company intends to take action necessary to protect its rights and interests, including requesting a hearing before an administrative law judge to oppose the order. The Company believes any potential liability would be limited to the net assets of Southern Security Life, which are approximately $3,880,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s operations over the last several years generally reflect three trends or events which the Company expects to continue: (i) increased attention to “niche” insurance products, such as the Company’s funeral plan policies and traditional whole-life products; (ii) emphasis on cemetery and mortuary business; and (iii) originating and refinancing mortgage loans.

During the three months ended March 31, 2007, Security National Mortgage Company (“SNMC”) experienced an increase in revenue and expenses due to the increase in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from the borrowers and other secondary fees from third party investors who purchase the loans from SNMC. SNMC primarily sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. SNMC originated and sold 5,082 ($932,416,000) and 2,713 ($455,173,000) loans, respectively, for the three months ended March 31, 2007 and 2006.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Total revenues increased by $16,642,000, or 51.4%, to $49,046,000 for the three months ended March 31, 2007, from $32,404,000 for the three months ended March 31, 2006. Contributing to this increase in total revenues was a $12,892,000 increase in mortgage fee income, a $408,000 increase in insurance premiums and other considerations, a $2,869,000 increase in investment income, a $456,000 increase in net mortuary and cemetery sales and a $36,000 increase in other revenues. This increase was partially offset by a $19,000 decrease in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $408,000, or 5.4%, to $7,962,000 for the three months ended March 31, 2007, from $7,554,000 for the comparable period in 2006. This increase was primarily due to the additional insurance premiums realized from new insurance sales.

Net investment income increased by $2,869,000, or 56.5%, to $7,943,000 for the three months ended March 31, 2007, from $5,074,000 for the comparable period in 2006. This increase was primarily attributable to additional interest income from increased long-term bond and mortgage purchases over the comparable period in 2006.

Net mortuary and cemetery sales increased by $456,000, or 14.9%, to $3,511,000 for the three months ended March 31, 2007, from $3,055,000 for the comparable period in 2006. This increase was due to increased at-need sales in the cemetery and mortuary operations and increased pre-need land sales in cemetery operations.

Mortgage fee income increased by $12,892,000, or 77.5%, to $29,522,000 for the three months ended March 31, 2007, from $16,630,000 for the comparable period in 2006. This increase was primarily attributable to an increase in the number of loan originations during the first quarter of 2006 as new mortgage offices were opened and production increased in existing mortgage offices, which resulted in the financing of a greater number of mortgage loans.

Other revenues increased by $36,000, or 38.7%, to $129,000 for the three months ended March 31, 2007 from $93,000 for the comparable period in 2006. This increase was due to increases in various small income items throughout the Company’s operations.

Total benefits and expenses were $47,989,000, or 97.8% of total revenues, for the three months ended March 31, 2007, as compared to $31,102,000, or 96.0% of total revenues, for the comparable period in 2006. This increase primarily resulted from increased loan costs at SecurityNational Mortgage Company due to a greater number of loan originations.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $702,000, or 10.4%, to $7,444,000 for the three months ended March 31, 2007, from $6,742,000 for the comparable period in 2006. This increase was primarily due to increased insurance business and to the expected increase in reserves for policyholder benefits and death claims.

Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired increased by $553,000, or 68.5%, to $1,361,000 for the three months ended March 31, 2007, from $808,000 for the comparable period in 2006. This increase was primarily due to increased deferred acquisition costs associated with interest-sensitive products from the recapture of the Mega reinsurance agreement in 2006.

General and administrative expenses increased by $13,537,000, or 61.8%, to $35,433,000 for the three months ended March 31, 2007, from $21,896,000 for the comparable period in 2006. This increase primarily resulted from an increase in commission expenses from $12,362,000 in 2006 to $22,440,000 in 2007, due to a greater number of mortgage loan originations made by SecurityNational Mortgage Company during the first quarter of 2007. Salaries increased by $1,542,000 from $4,243,000 in 2006 to $5,785,000 in 2007, primarily due to merit increases in salaries of existing employees, and an increase in the number of employees necessitated by the Company’s expanding business operations. Other expenses increased by $1,917,000 from $5,291,000 in 2006 to $7,208,000 in 2007. The increase in other expenses primarily resulted from loan costs at SecurityNational Mortgage Company due to a greater number of loan originations.

Interest expense increased by $2,079,000, or 203.8%, to $3,099,000 for the three months ended March 31, 2007, from $1,020,000 for the comparable period in 2006. This increase was primarily from increased warehouse lines of credit required for a greater number of warehoused mortgage loans by SecurityNational Mortgage Company.

Cost of goods and services sold by the mortuaries and cemeteries increased by $16,000, or 2.5%, to $652,000 for the three months ended March 31, 2007, from $636,000 for the comparable period in 2006. This increase was primarily due to increased cemetery and mortuary sales.

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

The Company’s investment philosophy is intended to provide a rate of return, which will persist during the expected duration of policyholder and cemetery and mortuary liabilities regardless of future interest rate movements.

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $102,188,000 as of March 31, 2007, compared to $101,735,000 as of December 31, 2006. This represents 47% of the total investments as of March 31, 2007, and December 31, 2006. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2007 1.6% (or $1,587,000) and at December 31, 2006, 2.3% (or $2,402,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2007, and December 31, 2006, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank debt and notes payable was $61,607,000 as of March 31, 2007, as compared to $60,641,000 as of December 31, 2006. Stockholders’ equity as a percent of total capitalization was 88% and 87% as of March 31, 2007 and December 31, 2006, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2006 was 8.4% as compared to a rate of 7.9% for 2005. The 2007 lapse rate to date has been approximately the same as 2006.

At March 31, 2007, $19,121,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2006.

Item 4.	Controls and Procedures

(a)       Evaluation of disclosure controls and procedures – The Company’s principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2007. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

On March 5, 2007, the Company received a proposed consent order from the Florida Office of Insurance Regulation concerning the New Success Life Program, the higher education product currently being marketed and sold by Southern Security Life. The proposed order states that as a result of an investigation the Florida Office has determined that Southern Security Life violated Florida law (i) by knowingly making statements, sales presentations, omissions or comparisons that misrepresented the benefits, advantages, or terms of the New Success Life Program, and (ii) by knowingly making, advertisements, announcements, or statements containing representations that were untrue or misleading.

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

The Company disputes the terms of the proposed consent order. The Company is not aware of specific concerns that the Florida Office has with the New Success Life Program because it has received no specific administrative complaint from the Florida Office nor is it aware of any recent market conduct examination that the Florida Office has conducted relative to the program. The Company intends to vigorously oppose the proposed consent order. The Company is currently engaged in discussions with the Florida Office in an effort to settle the dispute concerning the proposed order. If the Company is unable to reach a satisfactory resolution with the Florida Office with respect to the terms of the proposed consent order and the Florida Office issues a similar order, the Company intends to take action necessary to protect its rights and interests, including requesting a hearing before an administrative law judge to oppose the order. The Company believes any potential liability would be limited to the net assets of Southern Security Life, which are approximately $3,880,000.

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

See “Table of Contents – Part I – Financial Information” under page 2 above

(a)(2)	Financial Statement Schedules

None

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (4)
3.2	Amended Bylaws (6)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
10.2	2003 Stock Option Plan (5)
10.3	2006 Director Stock Option Plan
10.4	Deferred Compensation Agreement with George R. Quist (2)
10.5	Deferred Compensation Plan (3)
10.6	Employment agreement with J. Lynn Beckstead, Jr. (7)
10.7	Employment agreement with Scott M. Quist (8)
10.8

Stock Purchase Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, Memorial Insurance Company of America, and the shareholders of Memorial Insurance Company (9)

10.9	Reinsurance Agreement between Security National Life Insurance Company and Memorial Insurance Company of America (10)
10.10	Trust Agreement between Security National Life Insurance Company and Memorial Insurance Company of America (10)
10.11	Promissory Note between Memorial Insurance Company as Maker and Security National Life Insurance Company as Payee (10)
10.12	Security Agreement between Memorial Insurance Company as Debtor and Security National Life Insurance Company as Secured Party (10)
10.13	Surplus Contribution Note between Memorial Insurance Company of America as Maker and Southern Security Life Insurance Company as Payee (10)
10.14	Guaranty Agreement by Security National Life Insurance Company and Southern Security Life Insurance Company as Guarantors (10)
10.15	Administrative Services Agreement between Security National Life Insurance Company and Memorial Insurance Company of America (10)
10.16	Reinsurance Agreement between Security National Life Insurance Company and Southern Security Life Insurance Company (11)
10.17	Trust Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company and Zions First National Bank (11)
10.18	Stock Purchase Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company and American Network Insurance Company (12)
10.19	Escrow Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, American Network Insurance Company and Mackey Price Thompson & Ostler (12)
10.20	Escrow Agreement among American Network Insurance Company, Security National Life Insurance Company, Southern Security Life Insurance Company, and Preferred Insurance Capital Consultants, LLC (12)
10.21	Agreement and Plan of Complete Liquidation of Southern Security Life Insurance Company into Security National Life Insurance Company (12)
10.22	Assignment between Southern Security Life Insurance Company and Security National Life Insurance Company (12)
10.23	Assignment between Southern Security Life Insurance Company and Security National Life Insurance Company (12)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________

(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
(2)	Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
(3)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
(4)	Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003
(5)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, Filed on
June 5, 2003, relating to the Company’s Annual Meeting of Shareholders
(6)	Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
(7)	Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
(8)	Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
(9)	Incorporated by reference from Report on Form 8-K, as filed on September 27, 2005
(10)	Incorporated by reference from Report on Form 8-K, as filed on January 5, 2006
(11)	Incorporated by reference from Report on Form 8-K, as filed on January 11, 2006
(12)	Incorporated by reference from Report on Form 8-K, as filed on January 12, 2007

(b)	Reports on Form 8-K:

Current report on Form 8-K, as filed on January 12, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION

Registrant

Dated: May 15, 2007	By: s/s George R. Quist
George R. Quist
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2007	By: s/s Stephen M. Sill
Stephen M. Sill
Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) for the registrant to have:

(a)       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period covered in which this report is being prepared;

(b)       Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Dated: May 15, 2007	By: George R. Quist
Chairman of the Board and Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) for the registrant to have:

(a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period covered in which this report is being prepared;

(b)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Dated: May 15, 2007	By: Stephen M. Sill
Vice President, Treasurer and Chief Financial Officer

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George R. Quist, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 15, 2007	By: George R. Quist
Chairman of the Board and Chief Executive Officer

EXHIBIT 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stephen M. Sill, Vice President, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 15, 2007	By: Stephen M. Sill
Vice President, Treasurer and Chief Financial Officer