Form 10-Q
period 2007-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2007-08-14
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended June 30, 2007, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from _____ to ______

                         Commission file number: 0-9341

                     SECURITY NATIONAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          UTAH                                              87-0345941
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

5300 South 360 West, Suite 250 Salt Lake City, Utah            84123
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:   (801) 264-1060

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one)

Large accelerate filer [ ]  Accelerated filer  [ ] Non-accelerated filer [X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): Yes No [X] ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class A Common Stock, $2.00 par value               6,297,729
-------------------------------------               ---------
       Title of Class                        Number of Shares Outstanding as of
                                                   July 31, 2007

Class C Common Stock, $.20 par value                7,500,000
------------------------------------                ---------
       Title of Class                        Number of Shares Outstanding as of
                                                  July 31, 2007

  ============================================================================

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2007

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1       Financial Statements                                  Page No.
------                                                             --------

        Condensed Consolidated Balance Sheets June 30, 2007
        and December 31, 2006, (unaudited)..................................3-4

        Condensed Consolidated Statements of Earnings - Three and
        Six Months ended June 30, 2007 and 2006 (unaudited)...................5

        Condensed Consolidated Statements of Cash Flows -
        Six Months ended June 30, 2007 and 2006 (unaudited)...................6

        Notes to Condensed Consolidated Financial Statements (unaudited)...7-14

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations.........................................15-20

Item 3  Quantitative and Qualitative Disclosures about Market Risk...........20
------

Item 4  Controls and Procedures..............................................20
------

                           PART II - OTHER INFORMATION

         Other Information................................................20-26

         Signature Page......................................................27

         Certifications...................................................28-30

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                      June 30,          December 31,
Assets                                                                                   2007                2006
                                                                                  -----------------    ----------------
    Investments:
      Fixed maturity securities, held to maturity, at amortized cost                 $ 94,611,167        $ 98,317,519
      Fixed maturity securities, available for sale, at estimated fair value            2,903,281           3,417,531
      Equity securities, available for sale, at estimated fair value                    5,588,669           5,261,695
      Mortgage loans on real estate and construction  loans,
         net of allowances for losses
                                                                                       70,190,705          85,135,011
      Real estate, net of accumulated depreciation                                      4,869,973           5,002,853
      Policy, student and other loans net of allowance
         for doubtful accounts
                                                                                       12,597,159          12,846,986
      Short-term investments                                                            7,008,869           4,586,828
      Accrued investment income                                                         3,004,393           2,684,029
                                                                                      -----------         -----------
    Total investments                                                                  200,774,216         217,252,452
                                                                                      ------------        ------------
    Cash and cash equivalents                                                            7,260,800          10,376,585
    Mortgage loans sold to investors                                                    81,468,491          59,817,248
    Receivable, net                                                                     17,273,249          14,878,118
    Restricted assets of cemeteries and mortuaries                                       5,691,643           5,430,870
    Cemetery perpetual care trust investments                                            1,424,536           1,306,984
    Receivable from reinsurers                                                             718,112             700,850
    Cemetery land and improvements sold to investors                                     9,084,112           8,745,424
    Deferred policy and pre-need contract acquisition costs                             29,650,710          28,395,762
    Property and equipment, net                                                         14,887,037          14,059,529
    Cost of insurance acquired                                                          11,395,705          11,882,047
    Goodwill                                                                               683,191             683,191
    Other                                                                                5,272,072           3,866,123
                                                                                      ------------        ------------
    Total assets                                                                      $385,583,874        $377,395,183
                                                                                      ============        ============

See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                                                                                     June 30,            December 31,
                                                                                       2007                  2006
                                                                                    ----------           ------------
    Liabilities and Stockholders' Equity
    Liabilities
    Future life, annuity, and other benefits                                        $272,144,533          $268,403,765
    Unearned premium reserve                                                           4,807,565             4,519,387
    Bank loans payable                                                                 8,115,089             6,923,344
    Notes and contracts payable                                                          621,159               747,188
    Deferred pre-need cemetery and mortuary contract revenues                         12,169,581            11,533,798
    Accounts payable                                                                   1,562,118             1,820,178
    Other liabilities and accrued expenses                                            11,619,716            11,611,033
    Income taxes                                                                      16,955,923            16,587,284
                                                                                    ------------          ------------
    Total liabilities                                                                327,995,684           322,145,977
                                                                                    ------------          ------------

     Non-Controlling Interest in Perpetual Care Trusts                                 2,352,529             2,278,510
                                                                                    ------------          ------------

     Stockholders' Equity:
     Common stock:
     Class A: $2.00 par value, 10,000,000 shares
            authorized; issued 7,537,394 shares in 2007 and
            7,533,230 shares in 2006                                                  15,074,788            15,066,460
     Class   B non-voting common stock-$1.00 par value; 5,000,000 shares
             authorized; none issued or outstanding                                       --                    --
     Class   C: convertible common stock - $0.20 par value; 7,500,000 shares authorized; issued 7,500,000 shares in 2007 and 7,117,591
                 shares in 2006                                                        1,500,000             1,423,518
     Additional paid-in capital                                                       17,075,572            17,064,488
     Accumulated other comprehensive income and other items                            2,368,249             1,703,155
     Retained earnings                                                                22,174,740            20,495,063
     Treasury stock at cost - 1,239,665 Class A shares and
             -0- Class C shares in 2007; 1,195,127 Class A shares and
             145,045 Class C shares in 2006                                           (2,957,688)           (2,781,988)
                                                                                    ------------          ------------
                     Total stockholders' equity                                       55,235,661            52,970,696
                                                                                    ------------          ------------
         Total Liabilities and Stockholders' Equity                                 $385,583,874          $377,395,183
                                                                                    ============          ============


See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
Revenues:                                                          2007           2006            2007           2006
                                                                   ----           ----            ----           ----
Insurance premiums and other considerations                     $ 7,906,334    $ 7,403,252     $15,868,609    $14,957,522
Net investment income                                             9,009,038      5,504,372      16,952,496     10,579,058
Net mortuary and cemetery sales                                   3,434,182      3,154,220       6,945,119      6,209,018
Realized gains on investments and other assets                      758,199         60,255         736,668         57,671
Mortgage fee income                                              33,079,231     17,930,096      62,601,118     34,559,687
Other                                                               128,904         94,254        258,030        187,186
                                                                -----------    -----------     -----------    -----------
Total revenues                                                   54,315,888     34,146,449     103,362,040     66,550,142
                                                                -----------    -----------     -----------    -----------

Benefits and expenses:
Death benefits                                                     4,081,699      3,567,731       8,173,978      7,389,690
Surrenders and other policy benefits                                 463,580        410,236       1,072,202        997,361
Increase in future policy benefits                                 2,930,517      3,014,873       5,673,985      5,347,880
Amortization of deferred policy and pre-need
  acquisition costs and cost of insurance acquired                 1,362,645        757,542       2,723,485      1,564,997
General and administrative expenses:
   Commissions                                                    24,855,478     13,686,056      47,295,202     26,048,316
   Salaries                                                        5,901,947      4,247,101      11,686,845      8,489,853
   Other                                                           8,538,985      5,909,659      15,746,867     11,200,425
Interest expense                                                   4,158,004      1,087,760       7,257,325      2,108,551
Cost of goods and services sold-
   Mortuaries and cemeteries
                                                                     663,183        572,624       1,314,923      1,208,045
                                                                ------------   ------------    ------------    -----------
Total benefits and expenses                                       52,956,038     33,253,582     100,944,812     64,355,118
                                                                ------------   -----------     -----------     -----------

Earnings before income taxes                                       1,359,850        892,867       2,417,228      2,195,024
Income tax expense                                                 (328,822)      (169,228)        (641,659)      (457,719)
                                                                 -----------   -----------      -----------    -----------
Net earnings                                                      $1,031,028      $ 723,639     $ 1,775,569    $ 1,737,305
                                                                  ==========      =========     ===========    ===========

Net earnings per class A equivalent common share                       $0.15          $0.10           $0.25          $0.25
                                                                       =====          =====           =====          =====

 Net earnings per class A equivalent common
    share-assuming dilution                                            $0.14          $0.10           $0.24          $0.25
                                                                       =====          =====           =====          =====

 Weighted-average Class A equivalent
     common shares outstanding                                     7,049,416      6,914,442       7,047,167      6,914,441
                                                                 ===========      =========     ===========      =========

 Weighted-average Class A equivalent common
     shares outstanding assuming-dilution                          7,321,334      7,099,143       7,306,302      7,050,468
                                                                 ===========      =========     ===========      =========

Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share. Net earnings per Class C common share is equal to one-tenth (1/10) of such amount.

See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                              Six Months Ended June 30,
                                                                2007           2006
                                                             -----------    ---------
Cash flows from operating activities:
   Net cash provided by (used in) operating activities      $(16,613,660)         $12,925,511
                                                            ------------          -----------

Cash flows from investing activities:
Securities held to maturity:
   Purchase - fixed maturity securities                       (2,026,486)          (6,874,419)
   Calls and maturities - fixed maturity securities            5,756,249            1,926,606
Securities available for sale:
   Purchase - fixed maturity securities                          (76,974)            (134,262)
   Sales - equity securities                                     789,494            9,164,900
Purchases of short-term investments                          (10,817,321)          (7,387,637)
Sales of short-term investments                                8,395,280                --
Purchases of restricted assets                                  (243,851)              12,500
Change in assets for perpetual care trusts                       (89,321)              19,897
Amount received for perpetual care trusts                         74,019               57,475
Mortgage, policy, and other loans made                       (32,831,713)         (36,282,485)
Payments received for mortgage, policy, and other loans       47,986,468           22,858,386
Purchases of property and equipment                           (1,981,495)            (664,104)
Disposal of property and equipment                               730,242                --
Purchases of real estate                                      (1,219,465)          (1,686,113)
Sale of real estate                                            1,195,183            2,039,638
                                                             -----------         ------------
   Net cash provided by (used in) investing activities        15,640,309          (16,949,618)
                                                             -----------         -----------

Cash flows from financing activities:
Annuity contract receipts                                      2,954,809            2,992,944
Annuity contract withdrawals                                  (6,136,505)          (5,013,124)
Sale of treasury stock                                            --                  19,619
Repayment of bank loans and notes and
   contracts payable                                            (787,138)          (1,270,089)
Proceeds from borrowing on bank loans                          1,826,400              750,000
                                                             -----------          -----------
Net cash used in financing activities                         (2,142,434)          (2,520,650)
                                                             -----------          -----------

Net change in cash and cash equivalents                       (3,115,785)          (6,544,757)

Cash and cash equivalents at beginning of period              10,376,585           16,632,966
                                                            ------------          -----------
Cash and cash equivalents at end of period                  $  7,260,800          $10,088,209
                                                            ============          ===========

See accompanying notes to condensed consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            June 30, 2007 (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2006, included in the Company's Annual Report on Form 10-K (file number 0-9341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

2.   Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which attempts to set out a consistent framework for preparers to use to determine the appropriate level of valuation allowance tax reserves to maintain for deferred tax assets relating to uncertain tax positions. This interpretation for FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-than-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit, which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity's tax reserves. The Company adopted this Interpretation as of January 1, 2007. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company's recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the six months ended June 30, 2007.

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

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            June 30, 2007 (Unaudited)


In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB
Statement No 115 ("SFAS 159"). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the application of the fair value option and its effect on its financial position and results of operations.

3.   Comprehensive Income

For the three months ended June 30, 2007 and 2006, total comprehensive income amounted to $1,134,604 and $450,827, respectively. This increase of $683,777 was primarily the result of an increase in net income of $307,419, an increase in derivatives of $111,927, and an increase in unrealized gains and losses in securities available for sale of $264,431.

For the six months ended June 30, 2007 and 2006, total comprehensive income amounted to $2,440,663 and $2,660,626, respectively. This decrease of $219,963 was primarily the result of an increase in net income of $38,294, a decrease in derivatives of $121,887, and a decrease in unrealized gains and losses in securities available for sale of $136,370.

4.   Stock-Based Compensation

The Company accounts for its stock-based compensation plans according to the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS 123R") for its stock-based compensation plans. Under SFAS 123R, all stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense in earnings over the requisite service, which is typically through the date the options vest.

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

The Company utilized the Black-Scholes-Merton model for calculating the fair value of stock awards and stock options.

No options were granted for the three and six months ended June 30, 2007. Total compensation costs relating to stock-based compensation was not material during the three and six months ended June 30, 2007.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            June 30, 2007 (Unaudited)

The Company's Board of Directors granted stock options in 2004 to Scott M. Quist, the Company's President and Chief Operating Officer, to purchase up to 1,000,000 shares of Class C common stock at exercise prices of $.323 and $.36 per share. On May 31, 2007, Mr. Quist made a cashless exercise of such options to purchase a total of 1,157,625 shares of Class C common stock that he was entitled to receive, after adjustments for 5% stock dividends issued in 2005, 2006 and 2007.

In connection with the exercise of such options on a cashless basis, Mr. Quist delivered a total of 58,376 shares of Class A common stock to the Company that he held in exchange for all the Class C shares he would be entitled to receive for exercising the options. Inasmuch as there were 6,966,849 shares of Class C common stock outstanding as of May 31, 2007 out of a total of 7,500,000 authorized shares of Class C common stock, the Company could legally issue only 533,151 shares of Class C common stock to Mr. Quist, leaving a balance of 624,474 Class C common shares owing to him.

In order to issue the additional shares of Class C common shares owing to Mr. Quist, the Board of Directors approved on July 13, 2007 an amendment to the Company's Articles of Incorporation to increase the number of Class C common shares from 7,500,000 shares to 15,000,000 shares. Because stockholder approval is also required to amend the Company's Articles of Incorporation, the Company has scheduled a special stockholders meeting on September 21, 2007 to approve the amendment to the Articles of Incorporation to increase the number of authorized shares of Class C common stock from 7,500,000 shares to 15,000,000 shares.

If the stockholders approve the amendment at the special stockholders meeting, the Company will issue Mr. Quist the additional 624,474 shares of Class C common stock that are owed pursuant to his exercise of stock options. If the amendment is not approved at the special stockholders meeting, the Company will, alternatively, issue Mr. Quist 62,487 shares of Class A common stock, representing 10% of the 624,474 Class C common shares that are owed to Mr. Quist based on the conversion ratio set forth in the Articles of Incorporation of one share of Class A common stock for each ten shares of Class C common stock. As of June 30, 2007, the Company has recorded the fair value of the derivative liability in the amount of $175,700 to reflect the Company's obligation to issue the shares of Class C common stock or, alternatively, shares of Class A common stock owed to Mr. Quist pursuant to the exercise of the stock options. This liability is included in other liabilities and accrued expenses in the accompanying condensed consolidated balance sheet.



5. Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

                                                         Three Months Ended June 30,
                                                          2007                   2006
         Numerator:
              Net income                               $1,031,028           $  723,639
                                                       ==========           ==========
         Denominator:
              Basic weighted-average shares
                outstanding                             7,049,416            6,914,442
                                                      -----------           ----------

         Effect of dilutive securities:
              Employee stock options                      257,075              183,470
              Stock appreciation rights                     --                   1,231
              Employee deferred compensation rights        14,843                --
                                                      -----------           ----------
         Dilutive potential common shares                 271,918              184,701
                                                      -----------           ----------
         Diluted weighted-average
            shares outstanding                          7,321,334            7,099,143
                                                      ===========          ===========

         Basic earnings per share                           $0.15                $0.10
                                                            =====                =====

         Diluted earnings per share                         $0.14                $0.10
                                                            =====                =====


Earnings per share amounts have been adjusted for the effect of annual stock dividends.

                                                          Six Months Ended June 30,
                                                          2007                 2006
                                                         ----                ------
         Numerator:
              Net income                               $1,775,569           $1,737,305
                                                       ==========           ==========
         Denominator:
              Basic weighted-average
                shares outstanding                       7,047,167            6,914,441
                                                      -----------          -----------

         Effect of dilutive securities:
              Employee stock options                      244,292              134,946
              Stock appreciation rights                     --                   1,081
              Employee deferred compensation rights        14,843              --
                                                      -----------           ----------
         Dilutive potential common shares                 259,135              136,027
                                                      -----------           -----------
         Diluted weighted-average
            shares outstanding                          7,306,302            7,050,468
                                                      ===========          ===========

         Basic earnings per share                           $0.25                $0.25
                                                            =====                =====

         Diluted earnings per share                         $0.24                $0.25
                                                            =====                =====


Earnings per share amounts have been adjusted for the effect of annual stock dividends.


            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            June 30, 2007 (Unaudited)

6.  Business Segment
                                                         Life       Cemetery/                 Reconciling
                                                       Insurance    Mortuary     Mortgage        Items        Consolidated
                                                     -----------   ----------    --------    --------------   ------------
For the Three Months Ended
June 30, 2007
Revenues from external customers                     $11,428,079    $4,347,795  $38,540,014   $             $54,315,888
                                                                                                                  --
Intersegment revenues                                  1,767,705        23,001      122,184     (1,912,890)       --

Segment profit (loss) before income taxes              1,039,469       588,153     (267,772)        --        1,359,850

For the Three Months Ended
June 30, 2006
Revenues from external customers                     $10,698,047    $3,452,483  $19,995,919   $             $34,146,449
                                                                                                                  --

Intersegment revenues                                  1,264,601        23,001      121,182     (1,408,784)       --

Segment profit (loss) before income taxes                947,324       233,273     (287,730)        --          892,867

For the Six Months Ended
June 30, 2007
Revenues from external customers                     $23,227,261    $8,127,011  $72,007,768   $     --      $103,362,040

Intersegment revenues                                  3,105,062        46,002      242,344     (3,393,408)        --

Segment profit (loss) before income taxes              1,645,114     1,018,730     (246,616)        --        2,417,228

Identifiable assets                                  359,542,165    58,490,187   22,721,012    (55,169,490)  85,583,874

For the Six Months Ended
June 30, 2006

Revenues from external customers                     $21,609,384    $6,769,172  $38,171,586   $     --       66,550,142

Intersegment revenues                                  2,654,467        46,002      212,618     (2,913,087)      --

Segment profit (loss) before income taxes              2,053,401       605,128     (463,505)        --        2,195,024

Identifiable assets                                  352,247,310    51,897,683   18,891,648    (56,761,440)  66,275,201


            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           June 30, 2007, (Unaudited)


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

The Company disputes the terms of the proposed consent order. The Company is not aware of specific concerns that the Florida Office has with the New Success Life Program because it has received no specific administrative complaint from the Florida Office nor is it aware of any recent market conduct examination that the Florida Office has conducted relative to the program. The Company intends to vigorously oppose the proposed consent order. The Company is currently engaged in discussions with the Florida Office in an effort to settle the dispute

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           June 30, 2007, (Unaudited)


7.   Other Business Activity (continued)

concerning the proposed order. If the Company is unable to reach a satisfactory resolution with the Florida Office with respect to the terms of the proposed consent order and the Florida Office issues a similar order, the Company intends to take action necessary to protect its rights and interests, including requesting a hearing before an administrative law judge to oppose the order. The Company believes any potential liability would be limited to the net assets of Southern Security Life, which are approximately $3,914,000.

In June 2007, the Company completed the sale of the Colonial Funeral Home property to the Utopia Station Development Corp. for $730,242, net of selling costs of $44,758. The Colonial Funeral Home ceased operations in July 2006 and has been inactive since that date. The carrying amount on the Company's financial statements on June 20, 2007 was $148,777. As a result of the sale and after the related selling expenses, the Company recognized a gain of $581,465. The Company received a down payment of $15,242 with the remaining $715,000 to be received in a lump sum within one year. The gain has been included as a part of Realized Gains on Investments and Other Assets in the Company's condensed consolidated statement of earnings.

8.   Subsequent Event

On July 16, 2007, the Company completed a purchase transaction with C & J Financial, LLC, an Alabama limited liability company ("C & J Financial"). C & J Financial operates a factoring business with offices in Rainbow City, Alabama with an emphasis on providing financing for funeral homes and mortuaries. Under the terms of the Unit Purchase Agreement dated July 16, 2007, (the "Purchase Agreement") among the Company, C & J Financial, Henry Culp, Jr. ("Culp") and Culp Industries, Inc. ("Culp Industries"), the Company purchased all of the outstanding member units of C & J Financial for a purchase consideration of (i) $1,250,000 in cash, (ii) a promissory note from the Company to Culp in the amount of $381,500 plus interest at the rate of 5% per annum, payable over a period of 24 months in monthly payments of $16,737, including interest, until paid in full, and (iii) a quit claim deed from C & J Financial to Culp, conveying ownership of the building and surrounding property located in the Jester Commercial Park in Rainbow City, Alabama, where C & J Financial currently maintains its business offices. At closing, Culp Industries entered into a lease agreement with C & J Financial to lease to C & J Financial approximately 5,000 square feet in the building located at the Jester Commercial Park. The lease is for a term of three years for which C & J Financial, as tenant, is required to make monthly payments of $1,200, for a total lease payment of $43,200.

The Purchase Agreement additionally required Culp to deliver to the Company at closing a promissory note (the "Note") in the principal amount of $1,755,236 plus interest at the rate of 8.25% per annum from C & J Financial, as borrower, to Culp, as lender, with such note to be cancelled and marked "paid in full". Moreover, the agreement provides for the possibility of adjustments. If the total equity on the balance sheet of C & J Financial as of May 31, 2007, defined as total assets minus total liabilities, is greater than the amount of the equity on the balance sheet of C & J Financial as of the closing date, or July 16, 2007, Culp agrees to pay to the Company the difference between the total equity on the balance sheet as of May 31, 2007 and the total equity on the balance sheet as of July 16, 2007 by reducing the amount of the Note by such difference in the amounts of the total equity on such balance sheets. If the amount of the total equity on the balance sheet of C & J Financial as of May 31, 2007 is less than the amount of the total equity on the balance sheet of C & J Financial as of July 16, 2007, the Company agrees to pay Culp the difference between the total equity on the balance sheet as of May 31, 2007 and the total equity on the balance sheet as of July 16, 2007 by increasing the amount of the Note payable by such difference in the amounts of the total equity on such balance sheets.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           June 30, 2007, (Unaudited)


The Purchase Agreement further requires each unitholder to deliver to the Company a non-competition and confidentiality agreement prohibiting the unitholder from competing with C & J Financial for a period of five years from July 16, 2007 through July 16, 2012. The Company also entered into a one year consulting agreement with Culp, which requires Culp to provide part-time consulting services for C & J Financial at $50.00 per hour, and a five year employment agreement with Kevin O. Smith ("Smith"), Vice President of C & J Financial, who will continue to serve in that position. The employment agreement requires C & J Financial to pay Smith an annual salary of $96,000 plus a discretionary bonus and a monthly car allowance of $1,161.

Finally, the Purchase Agreement requires the Company, C & J Financial, Culp and Culp Industries to acknowledge the existence of a business loan agreement between Regions Bank, as lender, and Culp Industries, as borrower, which provides for a line of credit for C & J Financial. The outstanding balance on the line of credit as of July 16, 2007 was $1,931,764. The line of credit is secured by, among other assets, the accounts receivable of C & J Financial and is personally guaranteed by Culp. The Company has received confirmation that Regions Bank will not authorize any further advances or sweeps with respect to the line of credit. The Company agrees that it will pay off the outstanding balance of the line of credit with Regions Bank relating to the business of C & J Financial. The Company will initially attempt to pay off the line of credit by means of applying the payments from the accounts receivable of C & J Financial as such payments are made in the ordinary course of business.

At June 30, 2007, total assets of C & J Financial were $3,197,000 and total liabilities were $3,526,000, which includes the Note to Culp in the amount of $1,755,000 that was cancelled at closing. For the seven month period from November 1, 2006 to May 31, 2007, total revenues of C & J Financial were $775,000 and total expenses were $764,000, resulting in net income of $11,000. For the fiscal year ended October 31, 2006, total revenues of C & J Financial were $1,397,000 and total expenses were $1,351,000, resulting in net income of $46,000. For the fiscal year ended October 31, 2005, total revenues of C & J Financial were $1,137,000 and total expenses were $1,114,000, resulting in net income of $23,000. The Company anticipates utilizing the employees and operations of C & J Financial to expand its fast funding operations, which provide financing for funeral homes and mortuaries.

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

Mortgage Operations

During the three months ended June 30, 2007, Security National Mortgage Company ("SNMC") experienced an increase in revenue and expenses due to the increase in loan volume of its operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from the borrowers and other secondary fees from third party investors who purchase the loans from SNMC. SNMC primarily sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. SNMC originated and sold 10,755 loans ($1,985,066,000 total volume) and 6,002 loans ($993,094,000 total volume), respectively, for the six months ended June 30, 2007 and 2006.

The mortgage industry is currently experiencing substantial change due to higher than expected delinquencies from subprime loans. The market for new subprime loans has been substantially reduced and several mortgage companies whose primary product was subprime mortgage originations have ceased operations. The Company funded $4.2 million (.2% of the Company's production) in subprime loans during the six months ending June 30, 2007 and has currently eliminated subprime loans from its product offerings. The Company believes that its potential losses from subprime loans are minimal.

The industry problem with subprime mortgages has created a volatile secondary market for other high risk products, especially alternative documentation (Alt
A) loans. Alt A loans are typically offered to qualified borrowers who have relatively high credit scores but are not required to provide full documentation to support personal income and assets owned. Alt A loans can have a loan to value ratio as high as 100%. There is currently a smaller market for Alt A loans and the Company's warehouse line providers have shortened the allowable time for the Company to sell these products to investors. As a result of these changes, the Company is only offering these loans on a limited basis.

Alt A loans represented approximately 21% of the Company's production for the six months ended June 30, 2007. The Company is currently experiencing an increase in production of its other mortgage products. This increased mortgage production will offset some of the loss of income related to the discontinuance of Alt A loans. As of August 13, 2007, the Company had originated a total of $60,400,000 in Alt A loans that had not been settled by investors. If the Company were unable to sell its Alt A loans it would be required to assume the risk of holding and servicing such loans. The Company believes it has adequate liquidity, however, through its life insurance operations to carry such loans until purchased by investors if warehousing lines are not available.

The Company expects the current mortgage market conditions to continue for the remainder of 2007. Under these circumstances it is difficult to predict profitability. Profitability may be impacted by volume reduction, changes in margins, increased borrowing costs and future loans losses. Management has taken and will continue to take a number of actions, however, in response to the changing market conditions. These include offering Alt A loans on a limited basis, closing unprofitable branch offices, obtaining new warehousing agreements at a lower interest rates, and expense reduction initiatives.

During the six months ending June 30, 2007, the Company experienced loan losses of $2,459,000. This amount was charged against the provision for loan losses. The balance of the reserve for loan losses at June 30, 2007 was $1,594,000. The Company adds approximately $165,000 per month to its loan loss reserves. The Company believes the loan loss reserves are sufficient to cover reasonably foreseeable future loan losses and that its formula for determining the provision for such reserves is adequate.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Total revenues increased by $20,169,000, or 59.1%, to $54,316,000 for the three months ended June 30, 2007, from $34,147,000 for the three months ended June 30, 2006. Contributing to this increase in total revenues was a $15,149,000 increase in mortgage fee income, a $503,000 increase in insurance premiums and other considerations, a $3,505,000 increase in investment income, a $280,000 increase in net mortuary and cemetery sales, a $34,000 increase in other revenues, and a $698,000 increase in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $503,000, or 6.8%, to $7,906,000 for the three months ended June 30, 2007, from $7,403,000 for the comparable period in 2006. This increase was primarily due to the additional premiums realized from new insurance sales.

Net investment income increased by $3,505,000, or 63.7%, to $9,009,000 for the three months ended June 30, 2007, from $5,504,000 for the comparable period in 2006. This increase was primarily attributable to additional interest income from increased long-term bond and mortgage purchases over the comparable period in 2006.

Net mortuary and cemetery sales increased by $280,000, or 8.9%, to $3,434,000 for the three months ended June 30, 2007, from $3,154,000 for the comparable period in 2006. This increase was due to increased at-need sales in the cemetery and mortuary operations and increased pre-need land sales in the cemetery operations.

Realized gains on investments and other assets increased by $698,000, or 1,163% to $758,000 for the three months ended June 30, 2007 from $60,000 for the comparable period in 2006. This was primarily due to a gain of $581,000 from the sale of Colonial Funeral Home in Salt Lake City.

Mortgage fee income increased by $15,149,000, or 84.5%, to $33,079,000 for the three months ended June 30, 2007, from $17,930,000 for the comparable period in 2006. This increase was primarily attributable to an increase in the number of loan originations during the second quarter of 2007 as new mortgage offices were opened and production increased in existing mortgage offices, which resulted in the financing of a greater number of mortgage loans.

Other revenues increased by $34,000, or 35.8% to $129,000, for the three months ended June 30, 2007 from $95,000 for the comparable period in 2006. This increase was due to increases in several small income items throughout the Company's operations.

Total benefits and expenses were $52,956,000, or 97.5% of total revenues, for the three months ended June 30, 2007, as compared to $33,254,000, or 97.4% of total revenues, for the comparable period in 2006. This increase primarily resulted from increased loan costs at SecurityNational Mortgage Company due to a greater number of loan originations.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $483,000, or 6.9%, to $7,476,000 for the three months ended June 30, 2007, from $6,993,000 for the comparable period in 2006. This increase was primarily due to increased insurance business and to the expected increase in reserves for policyholder benefits and death claims.

Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired increased by $605,000, or 79.8%, to $1,363,000 for the three months ended June 30, 2007, from $758,000 for the comparable period in 2006. This increase was primarily due to increased deferred acquisition costs associated with interest sensitive products and pre-need cemetery contracts.

General and administrative expenses increased by $15,454,000, or 64.8%, to $39,296,000 for the three months ended June 30, 2007, from $23,843,000 for the comparable period in 2006. This increase primarily resulted from an increase in commission expenses of $11,169,000, from $13,686,000 in 2006 to $24,855,000 in
2007,  due  to  a  greater  number  of  mortgage  loan   originations   made  by
SecurityNational Mortgage Company during the second quarter of 2007. Salaries increased by $1,655,000 from $4,247,000 in 2006 to $5,902,000 in 2007, primarily due to merit increases in salaries of existing employees, and an increase in the number of employees necessitated by the Company's expanding business operations. Other expenses increased by $2,629,000 from $5,910,000 in 2006 to $8,539,000 in 2007. The increase in other expenses primarily resulted from increased loan costs at SecurityNational Mortgage Company due to a greater number of loan originations.

Interest expense increased by $3,070,000, or 282.3%, to $4,158,000 for the three months ended June 30, 2007, from $1,088,000 for the comparable period in 2006. This increase was primarily due to increased warehouse lines of credit required for a greater number of warehoused mortgage loans by SecurityNational Mortgage Company.

Cost of goods and services sold of the mortuaries and cemeteries increased by $91,000, or 15.8%, to $663,000 for the three months ended June 30, 2007, from $572,000 for the comparable period in 2006. This increase was primarily due to increased at-need cemetery sales.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Total revenues increased by $36,812,000, or 55.3%, to $103,362,000 for the six months ended June 30, 2007, from $66,550,000 for the six months ended June 30, 2006. Contributing to this increase in total revenues was a $28,042,000 increase in mortgage fee income, a $911,000 increase in insurance premiums and other considerations, a $6,373,000 increase in investment income, a $736,000 increase in net mortuary and cemetery sales, a $71,000 increase in other revenues, and a $679,000 increase in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $911,000, or 6.1%, to $15,869,000 for the six months ended June 30, 2007, from $14,958,000 for the comparable period in 2006. This increase was primarily due to the additional insurance premiums realized from new insurance sales.

Net investment income increased by $6,373,000, or 60.2%, to $16,952,000 for the six months ended June 30, 2007, from $10,579,000 for the comparable period in 2006. This increase was primarily attributable to additional interest income from increased long-term bond and mortgage purchases over the comparable period in 2006.

Net mortuary and cemetery sales increased by $736,000, or 11.9%, to $6,945,000 for the six months ended June 30, 2007, from $6,209,000 for the comparable period in 2006. This increase was due to increased at-need sales in the cemetery and mortuary operations and increased pre-need land sales in cemetery operations.

Realized gains on investments and other assets increased by $679,000, or 1,170.7%, to $737,000 for the six months ended June 30, 2007 from $58,000 for the comparable period in 2006. This was primarily due to a one time gain of $581,000 from the sale of Colonial Funeral Home in Salt Lake City.

Mortgage fee income increased by $28,042,000, or 81.1%, to $62,601,000 for the six months ended June 30, 2007, from $34,559,000 for the comparable period in 2006. This increase was primarily attributable to an increase in the number of loan originations during the six months of 2006 as new mortgage offices were opened and production increased in existing mortgage offices, which resulted in the financing of a greater number of mortgage loans.

Other revenues increased by $71,000, or 38.0%, to $258,000 for the six months ended June 30, 2007 from $187,000 for the comparable period in 2006. This increase was due to increases in several small income items throughout the Company's operations.

Total benefits and expenses were $100,945,000, or 97.7% of total revenues, for the six months ended June 30, 2007, as compared to $64,355,000, or 96.7% of total revenues, for the comparable period in 2006. This increase primarily resulted from increased loan costs at SecurityNational Mortgage Company due to a greater number of loan originations.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $1,185,000, or 8.6%, to $14,920,000 for the six months ended June 30, 2007, from $13,735,000 for the comparable period in 2006. This increase was primarily due to increased insurance business and to the expected increase in reserves for policyholder benefits and death claims.

Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired increased by $1,158,000, or 74.0%, to $2,723,000 for the six months ended June 30, 2007, from $1,565,000 for the comparable period in 2006. This increase was primarily due to increased deferred acquisition costs associated with interest-sensitive products from the recapture of the Mega reinsurance agreement in the first quarter of 2006, and pre-need cemetery contracts.

General and administrative expenses increased by $28,990,000, or 63.4%, to $74,729,000 for the six months ended June 30, 2007, from $45,739,000 for the comparable period in 2006. This increase primarily resulted from an increase in commission expenses by $21,247,000 from $26,048,000 in 2006 to $47,295,000 in
2007, due to a greater number of mortgage loan originations made by SecurityNational Mortgage Company during the first six months of 2007. Salaries increased by $3,197,000 from $8,490,000 in 2006 to $11,687,000 in 2007, primarily due to merit increases in salaries of existing employees, and an increase in the number of employees necessitated by the Company's expanding business operations. Other expenses increased by $4,546,000 from $11,201,000 in 2006 to $15,747,000 in 2007. The increase in other expenses primarily resulted from increased loan costs at SecurityNational Mortgage Company due to a greater number of loan originations.

Interest expense increased by $5,149,000, or 244.3%, to $7,257,000 for the six months ended June 30, 2007, from $2,108,000 for the comparable period in 2006. This increase was primarily from increased warehouse lines of credit required for a greater number of warehoused mortgage loans by SecurityNational Mortgage Company.

Cost of goods and services sold by the mortuaries and cemeteries increased by $107,000, or 8.9%, to $1,315,000 for the six months ended June 30, 2007, from $1,208,000 for the comparable period in 2006. This increase was primarily due to increased cemetery and mortuary sales.

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

During the six months ended June 30, 2007, the Company's operations used cash of $15,414,000, while cash totaling $12,926,000 was provided by operations during the six months ended June 30, 2006. This is due to an increase in the accrual for mortgage loans sold to investors of $21,651,000, which is attributed to a higher mortgage loan volume for the first six months of 2007 versus mortgage loan volume during the first six months of 2006. The increase in the accrual resulted from an increase in mortgage loans originated but not yet settled by investors as of June 30, 2007.

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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $97,514,000 as of June 30, 2007, compared to $101,735,000 as of December 31, 2006. This represents 48.6% and 46.8% of the total investments as of June 30, 2007, and December 31, 2006, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2007 0.9% (or $893,000) and at December 31, 2006, 2.3% (or $2,402,000) of the Company's total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2007, and December 31, 2006, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity, and bank debt and notes payable was $63,972,000 as of June 30, 2007, as compared to $60,641,000 as of December 31, 2006. Stockholders' equity as a percent of total capitalization was 86 % and 87% as of June 30, 2007 and December 31, 2006, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2006 was 8.4% as compared to a rate of 7.9% for 2005. The 2007 lapse rate to date has been approximately the same as 2006.

At June 30, 2007, $19,497,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2006.

Item 4.   Controls and Procedures

     (a) Evaluation of disclosure controls and procedures - The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2007. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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


                            Part II Other Information

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

The Company disputes the terms of the proposed consent order. The Company is not aware of specific concerns that the Florida Office has with the New Success Life Program because it has received no specific administrative complaint from the Florida Office nor is it aware of any recent market conduct examination that the Florida Office has conducted relative to the program. The Company intends to vigorously oppose the proposed consent order. The Company is currently engaged in discussions with the Florida Office in an effort to settle the dispute concerning the proposed order. If the Company is unable to reach a satisfactory resolution with the Florida Office with respect to the terms of the proposed consent order and the Florida Office issues a similar order, the Company intends to take action necessary to protect its rights and interests, including requesting a hearing before an administrative law judge to oppose the order. The Company believes any potential liability would be limited to the net assets of Southern Security Life, which are approximately $3,914,000.

Except for the proposed consent order from the Florida Office of Insurance Regulation, the Company is not a party to any material legal proceedings outside the ordinary course of business or to any other legal proceedings, which if adversely determined, would have a material adverse effect on its financial condition or results of operation.

Item 1A  Risk Factors

Due to changes in the mortgage industry from higher than expected delinquencies in subprime loans, the Company may be unable to sell its alternative documentation loans to investors, which would require the Company to assume the risk of holding and servicing such loans.

The mortgage industry is currently experiencing substantial change due to higher than expected delinquencies from subprime loans. The market for new subprime loans has been substantially reduced and several mortgage companies whose primary product was subprime mortgage originations have ceased operations. The Company funded $4.2 million (.2% of the Company's production) in subprime loans during the six months ending June 30, 2007 and has currently eliminated subprime loans from its product offerings. The Company believes that its potential losses from subprime loans are minimal.

The industry problem with subprime mortgages has created a volatile secondary market for other high risk products, especially alternative documentation (Alt
A) loans. Alt A loans are typically offered to qualified borrowers who have relatively high credit scores but are not required to provide full documentation to support personal income and assets owned. Alt A loans can have a loan to value ratio as high as 100%. There is currently a smaller market for Alt A loans and the Company's warehouse line providers have shortened the allowable time for the Company to sell these products to investors. As a result of these changes, the Company is only offering these loans on a limited basis.

Alt A loans represented approximately 21% of the Company's production for the six months ended June 30, 2007. The Company is currently experiencing an increase in production of its other mortgage products. This increased mortgage production will offset some of the loss of income related to the discontinuance of Alt A loans. As of August 13, 2007, the Company had originated a total of $60,400,000 in Alt A loans that had not been settled by investors. If the Company were unable to sell its Alt A loans it would be required to assume the risk of holding and servicing such loans. The Company believes it has adequate liquidity, however, through its life insurance operations to carry such loans until purchased by investors if warehousing lines are not available.

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

Acquisition of C & J Financial, LLC

     On July 16, 2007, the Company completed a purchase transaction with C & J Financial, LLC, an Alabama limited liability company ("C & J Financial"). C & J Financial operates a factoring business with offices in Rainbow City, Alabama with an emphasis on providing financing for funeral homes and mortuaries. Under the terms of the Unit Purchase Agreement dated July 16, 2007 (the "Purchase Agreement") among the Company, C & J Financial, Henry Culp, Jr. ("Culp") and Culp Industries, Inc. ("Culp Industries"), the Company purchased all of the outstanding member units of C & J Financial for a purchase consideration of (i) $1,250,000 in cash, (ii) a promissory note from the Company to Culp in the amount of $381,500 plus interest at the rate of 5% per annum, payable over a period of 24 months in monthly payments of $16,737, including interest, until paid in full, and
     (iii) a quit claim deed from C & J Financial to Culp, conveying ownership of the building and surrounding property located in the Jester Commercial Park in Rainbow City, Alabama, where C & J Financial currently maintains its business offices. At closing, Culp Industries entered into a lease agreement with C & J Financial to lease to C & J Financial approximately 5,000 square feet in the building located at the Jester Commercial Park. The lease is for a term of three years for which C & J Financial, as tenant, is required to make monthly payments of $1,200, for a total lease payment of $43,200.

     The Purchase Agreement additionally required Culp to deliver to the Company at closing a promissory note (the "Note") in the principal amount of $1,755,236 plus interest at the rate of 8.25% per annum from C & J Financial, as borrower, to Culp, as lender, with such note to be cancelled and marked "paid in full". Moreover, the agreement provides for the possibility of adjustments. If the total equity on the balance sheet of C & J Financial as of May 31, 2007, defined as total assets minus total liabilities, is greater than the amount of the equity on the balance sheet of C & J Financial as of the closing date, or July 16, 2007, Culp agrees to pay to the Company the difference between the total equity on the balance sheet as of May 31, 2007 and the total equity on the balance sheet as of July 16, 2007 by reducing the amount of the Note by such difference in the amounts of the total equity on such balance sheets. If the amount of the total equity on the balance sheet of C & J Financial as of May 31, 2007 is less than the amount of the total equity on the balance sheet of C & J Financial as of July 16, 2007, the Company agrees to pay Culp the difference between the total equity on the balance sheet as of May 31, 2007 and the total equity on the balance sheet as of July 16, 2007 by increasing the amount of the Note payable by such difference in the amounts of the total equity on such balance sheets.

     The Purchase Agreement further requires each unitholder to deliver to the Company a non-competition and confidentiality agreement prohibiting the unitholder from competing with C & J Financial for a period of five years from July 16, 2007 through July 16, 2012. The Company also entered into a one year consulting agreement with Culp, which requires Culp to provide part-time consulting services for C & J Financial at $50.00 per hour, and a five year employment agreement with Kevin O. Smith ("Smith"), Vice President of C & J Financial, who will continue to serve in that position. The employment agreement requires C & J Financial to pay Smith an annual salary of $96,000 plus a discretionary bonus and a monthly car allowance of $1,161.

     Finally, the Purchase Agreement requires the Company, C & J Financial, Culp and Culp Industries to acknowledge the existence of a business loan agreement between Regions Bank, as lender, and Culp Industries, as borrower, which provides for a line of credit for C & J Financial. The outstanding balance on the line of credit as of July 16, 2007 was $1,931,764. The line of credit is secured by, among other assets, the accounts receivable of C & J Financial and is personally guaranteed by Culp. The Company has received confirmation that Regions Bank will not authorize any further advances or sweeps with respect to the line of credit. The Company agrees that it will pay off the outstanding balance of the line of credit with Regions Bank relating to the business of C & J Financial. The Company will initially attempt to pay off the line of credit by means of applying the payments from the accounts receivable of C & J Financial as such payments are made in the ordinary course of business.

     At June 30, 2007, total assets of C & J Financial were $3,197,000 and total liabilities were $3,526,000, which includes the Note to Culp in the amount of $1,755,000 that was cancelled at closing. For the seven month period from November 1, 2006 to May 31, 2007, total revenues of C & J Financial were $775,000 and total expenses were $764,000, resulting in net income of $11,000. For the fiscal year ended October 31, 2006, total revenues of C & J Financial were $1,397,000 and total expenses were $1,351,000, resulting in net income of $46,000. For the fiscal year ended October 31, 2005, total revenues of C & J Financial were $1,137,000 and total expenses were $1,114,000, resulting in net income of $23,000. The Company anticipates utilizing the employees and operations of C & J Financial to expand its fast funding operations, which provide financing for funeral homes and mortuaries.

Exercise of Stock Options and Special Stockholders Meeting

The Company's Board of Directors granted stock options in 2004 to Scott M. Quist, the Company's President and Chief Operating Officer, to purchase up to 1,000,000 shares of Class C common stock at exercise prices of $.323 and $.36 per share. On May 31, 2007, Mr. Quist made a cashless exercise of such options to purchase a total of 1,157,625 shares of Class C common stock that he was entitled to receive, after adjustments for 5% stock dividends issued in 2005, 2006 and 2007.

In connection with the exercise of such options on a cashless basis, Mr. Quist delivered a total of 58,376 shares of Class A common stock to the Company that he held in exchange for all the Class C shares he would be entitled to receive for exercising the options. Inasmuch as there were 6,966,849 shares of Class C common stock outstanding as of May 31, 2007 out of a total of 7,500,000 authorized shares of Class C common stock, the Company could legally issue only 533,151 shares of Class C common stock to Mr. Quist, leaving a balance of 624,474 Class C common shares owing to him.

In order to issue the additional shares of Class C common shares owing to Mr. Quist, the Board of Directors approved on July 13, 2007 an amendment to the Company's Articles of Incorporation to increase the number of Class C common shares from 7,500,000 shares to 15,000,000 shares. Because stockholder approval is also required to amend the Company's Articles of Incorporation, the Company has scheduled a special stockholders meeting on September 21, 2007 to approve the amendment to the Articles of Incorporation to increase the number of authorized shares of Class C common stock from 7,500,000 shares to 15,000,000 shares.

If the stockholders approve the amendment at the special stockholders meeting, the Company will issue Mr. Quist the additional 624,474 shares of Class C common stock that are owed pursuant to his exercise of stock options. If the amendment is not approved at the special stockholders meeting, the Company will, alternatively, issue Mr. Quist 62,487 shares of Class A common stock, representing 10% of the 624,474 Class C common shares that are owed to Mr. Quist based on the conversion ratio set forth in the Articles of Incorporation of one share of Class A common stock for each ten shares of Class C common stock. As of June 30, 2007, the Company has recorded the fair value of the derivative liability in the amount of $175,700 to reflect the Company's obligation to issue the shares of Class C common stock or, alternatively, shares of Class A common stock owed to Mr. Quist pursuant to the exercise of the stock options. This liability is included in other liabilities and accrued expenses in the accompanying condensed consolidated balance sheet.

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

      3.1     Articles of Restatement of Articles of Incorporation (4)
      3.2     Amended Bylaws (6)
      4.1     Specimen Class A Stock Certificate (1)
      4.2     Specimen Class C Stock Certificate (1)
      4.3 Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
     10.1 Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
     10.2     2003 Stock Option Plan (5)
     10.3     2006 Director Stock Option Plan
     10.4     Deferred Compensation Agreement with George R. Quist (2)
     10.5     Deferred Compensation Plan (3)
     10.6     Employment agreement with J. Lynn Beckstead, Jr. (7)
     10.7     Employment agreement with Scott M. Quist (8)
     10.8 Stock Purchase Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, Memorial Insurance Company of America, and the shareholders of Memorial Insurance Company (9)
     10.9 Reinsurance Agreement between Security National Life Insurance Company and Memorial Insurance Company of America (10)
    10.10 Trust Agreement between Security National Life Insurance Company and Memorial Insurance Company of America (10)
    10.11 Promissory Note between Memorial Insurance Company as Maker and Security National Life Insurance Company as Payee (10)
    10.12 Security Agreement between Memorial Insurance Company as Debtor and Security National Life Insurance Company as Secured Party (10)
    10.13     Surplus  Contribution  Note  between  Memorial  Insurance
              Company of America as Maker and Southern Security Life Insurance Company as Payee (10)
    10.14 Guaranty Agreement by Security National Life Insurance Company and Southern Security Life Insurance Company as Guarantors (10)
    10.15 Administrative Services Agreement between Security National Life Insurance Company and Memorial Insurance Company of America (10)
    10.16 Reinsurance Agreement between Security National Life Insurance Company and Southern Security Life Insurance Company (11)
    10.17 Trust Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company and Zions First National Bank (11)
    10.18 Stock Purchase Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company and American Network Insurance Company (12)
    10.19 Escrow Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, American Network Insurance Company and Mackey Price Thompson & Ostler (12)
    10.20 Escrow Agreement among American Network Insurance Company, Security National Life Insurance Company, Southern Security Life Insurance Company, and Preferred Insurance Capital Consultants, LLC (12)
    10.21 Agreement and Plan of Complete Liquidation of Southern Security Life Insurance Company into Security National Life Insurance Company (12)
    10.22 Assignment between Southern Security Life Insurance Company and Security National Life Insurance Company (12)
    10.23 Assignment between Southern Security Life Insurance Company and Security National Life Insurance Company (12)
    10.24 Unit Purchase Agreement among Security National Financial Corporation, C&J Financial, LLC, Henry Culp, Jr., and Culp Industries, Inc. (13)

     31.1     Certification pursuant to 18 U.S.C. Section 1350, as
              enacted  by  Section 302 of  the Sarbanes-Oxley Act of 2002
     31.2     Certification pursuant to 18 U.S.C. Section  1350, as enacted by
              Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      ----------

      (1) Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
      (2) Incorporated by reference from Annual Report on Form 10-K, as filed on June 30, 1989
      (3) Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
      (4) Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003
      (5) Incorporated by reference from Schedule 14A Definitive Proxy Statement, Filed on June 5, 2003, relating to the Company's Annual Meeting of Shareholders
      (6) Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
      (7) Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
      (8) Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
      (9) Incorporated by reference from Report on Form 8-K, as filed on September 27, 2005
     (10) Incorporated by reference from Report on Form 8-K, as filed on January 5, 2006
     (11) Incorporated by reference from Report on Form 8-K, as filed on January 11, 2006
     (12) Incorporated by reference from Report on Form 8-K, as filed on January 12, 2007
     (13) Incorporated by reference from Report on Form 8-K, as filed on August 8, 2007

    (b) Reports on Form 8-K:

          No reports were filed by the Company during the quarter ended June 30, 2007.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant


Dated: August 14, 2007                 By:  s/s George R. Quist
                                            ---------------------
                                            George R. Quist
                                            Chairman of the Board and Chief
                                            Executive Officer
                                           (Principal Executive Officer)


Dated: August 14, 2007                 By:  s/s Stephen M. Sill
                                            ---------------------
                                            Stephen M. Sill
                                            Vice President, Treasurer and Chief
                                            Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

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



Dated: August 14, 2007           By:    George R. Quist
                                        Chairman of the Board and Chief
                                        Executive Officer

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


Dated: August 14, 2007            By:    Stephen M. Sill
                                         Vice President, Treasurer and Chief
                                         Financial Officer

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10-Q for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: August 14, 2007               By:   George R. Quist
                                           Chairman of the Board and Chief
                                           Executive Officer



                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10-Q for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Vice President, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 14, 2007                 By:   Stephen M. Sill
                                             Vice President, Treasurer and Chief
                                             Financial Officer