Form 10-Q
period 2007-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2007-11-14
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2007, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from _____ to ______

                         Commission file number: 0-9341

                     SECURITY NATIONAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

              UTAH                                    87-0345941
------------------------------                    -----------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)

 5300 South 360 West, Suite 250, Salt Lake City, Utah            84123
-----------------------------------------------------          -------
 (Address of principal executive office)                       (Zip Code)

     Registrant's telephone number, including area code:    (801) 264-1060
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

Large accelerate filer   [ ] Accelerated filer  [ ] Non-accelerated filer [X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): Yes No [X] ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value                6,382,867
-------------------------------------                ---------
        Title of Class                      Number of Shares Outstanding as of
                                                   October 31, 2007

Class C Common Stock, $.20 par value                 8,124,474
------------------------------------                 ---------
        Title of Class                      Number of Shares Outstanding as of
                                                   October 31, 2007

  ============================================================================

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2007

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1  Financial Statements                                         Page No.
------                                                               --------

        Condensed Consolidated Balance Sheets - September 30, 2007
        and December 31, 2006, (unaudited)...............................3-4

        Condensed Consolidated Statements of Earnings for the
        Three and Nine Months Ended September 30, 2007 and 2006
        (unaudited)........................................................5

        Condensed Consolidated Statements of Cash Flows for the
        Nine Months ended September 30, 2007 and 2006 (unaudited)..........6

        Notes to Condensed Consolidated Financial Statements
       (unaudited)......................................................7-15

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................16-22

Item 3  Quantitative and Qualitative Disclosures about Market Risk........22
------

Item 4  Controls and Procedures...........................................22
------


                           PART II - OTHER INFORMATION

        Other Information..............................................22-29

        Signature Page....................................................30

        Certifications.................................................31-33

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                        September 30,        December 31,
    Assets                                                                                   2007                2006
                                                                                       -----------------    ----------------
         Investments:
            Fixed maturity securities, held to maturity, at amortized cost                 $ 95,705,942       $  98,317,519
            Fixed maturity securities, available for sale, at estimated fair value            2,901,343           3,417,531
            Equity securities, available for sale, at estimated fair value                    5,705,100           5,261,695
            Mortgage loans on real estate and construction  loans,
               net of allowances for losses
                                                                                             83,213,833          85,135,011
            Real estate, net of accumulated depreciation                                      4,655,510           5,002,853
            Policy, student and other loans net of allowance
               for doubtful accounts
                                                                                             16,472,969          12,846,986
            Short-term investments                                                            6,457,748           4,586,828
            Accrued investment income                                                         3,191,043           2,684,029
                                                                                           ------------        ------------
         Total investments                                                                  218,303,488         217,252,452
                                                                                           -----------         ------------
         Cash and cash equivalents                                                            6,888,959          10,376,585
         Mortgage loans sold to investors                                                    93,003,056          59,817,248
         Receivable, net                                                                     17,138,233          14,878,118
         Restricted assets of cemeteries and mortuaries                                       5,624,098           5,430,870
         Cemetery perpetual care trust investments                                            1,508,740           1,306,984
         Receivable from reinsurers                                                             726,774             700,850
         Cemetery land and improvements                                                       9,313,597           8,745,424
         Deferred policy and pre-need contract acquisition costs                             29,953,496          28,395,762
         Property and equipment, net                                                         14,866,155          14,059,529
         Cost of insurance acquired                                                          11,157,998          11,882,047
         Goodwill                                                                             1,075,039             683,191
         Other                                                                                4,034,485           3,866,123
                                                                                           ------------        ------------
         Total assets                                                                      $413,594,118        $377,395,183
                                                                                           ============        ============

See accompanying notes to condensed consolidated financial statements.



                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)



                                                                                      September 30,          December 31,
                                                                                           2007                  2006
                                                                                     --------------         -------------
         Liabilities and Stockholders' Equity
         Liabilities
         Future life, annuity, and other benefits                                        $274,461,602          $268,403,765
         Unearned premium reserve                                                           4,907,694             4,519,387
         Bank loans payable                                                                35,195,784             6,923,344
         Notes and contracts payable                                                          909,571               747,188
         Deferred pre-need cemetery and mortuary contract revenues                         12,331,048            11,533,798
         Accounts payable                                                                   1,765,112             1,820,178
         Other liabilities and accrued expenses                                            10,859,891            11,611,033
         Income taxes                                                                      16,295,092            16,587,284
                                                                                         ------------          ------------
         Total liabilities                                                                356,725,794           322,145,977
                                                                                         ------------          ------------
         Non-Controlling Interest in Perpetual Care Trusts                                  2,366,429             2,278,510
                                                                                         ------------          ------------

         Stockholders' Equity:
         Common stock:
         Class A: $2.00 par value, 20,000,000 shares authorized; issued 7,507,360 shares in 2007 and 7,533,230 shares in 2006

                                                                                           15,014,720            15,066,460
         Class   B non-voting common stock-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding
                                                                                            --                    --
         Class   C: convertible common stock - $0.20 par value; 15,000,000
                 shares authorized; issued 8,124,474 shares in 2007 and
                 7,117,591 shares in 2006

                                                                                            1,624,895             1,423,518
         Additional paid-in capital                                                        17,010,745            17,064,488
         Accumulated other comprehensive income and other items                             1,651,326             1,703,155
         Retained earnings                                                                 21,512,296            20,495,063
         Treasury stock at cost - 1,124,493 Class A shares and
               -0- Class C shares in 2007; 1,195,127 Class A shares and
               145,045 Class C shares in 2006

                                                                                           (2,312,087)           (2,781,988)
                                                                                         -----------           ------------
                     Total stockholders' equity                                            54,501,895            52,970,696
                                                                                         ------------          ------------
         Total Liabilities and Stockholders' Equity                                      $413,594,118          $377,395,183
                                                                                         ============          ============

See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)




                                                                  Three Months Ended               Nine Months Ended
                                                                    September 30,                    September 30,
Revenues:                                                          2007           2006            2007           2006
                                                                   ----           ----            ----           ----
 Insurance premiums and other considerations                    $  8,426,016   $  7,537,345    $ 24,294,625   $ 22,494,867
 Net investment income                                             7,637,865      5,742,427      24,590,361     16,321,485
 Net mortuary and cemetery sales                                   3,212,772      2,864,920      10,157,891      9,073,938
 Realized gains on investments and other assets                        2,053        731,658         738,721        789,329
 Mortgage fee income                                              31,998,895     21,602,097      94,600,013     56,161,784
 Other                                                               386,340         96,328         644,370        283,514
                                                                 -----------    -----------    ------------   ------------
Total revenues                                                    51,663,941     38,574,775     155,025,981    105,124,917
                                                                 -----------    -----------    ------------   ------------

Benefits and expenses:
Death benefits                                                     3,997,893      3,367,393      12,171,871     10,757,083
Surrenders and other policy benefits                                 566,596        405,824       1,638,798      1,403,185
Increase in future policy benefits                                 3,133,326      2,931,798       8,807,311      8,279,678
Amortization of deferred policy and pre-need
 acquisition costs and cost of insurance acquired                  1,456,808      1,383,426       4,180,293      2,948,423
General and administrative expenses:
      Commissions                                                 24,609,493     15,997,433      71,904,695     42,045,749
      Salaries                                                     6,137,254      4,469,881      17,824,099     12,959,734
      Other                                                        9,186,678      5,996,090      24,933,545     17,196,515
Interest expense                                                   3,075,886      1,331,487      10,333,211      3,440,038
Cost of goods and services sold-
      Mortuaries and cemeteries
                                                                     637,520        557,908       1,952,443      1,765,953
                                                                 -----------    -----------    ------------   ------------
Total benefits and expenses                                       52,801,454     36,441,240     153,746,266    100,796,358
                                                                 -----------    -----------    ------------   ------------

Earnings (loss) before income taxes                               (1,137,513)     2,133,535       1,279,715      4,328,559
Income tax (expense) benefit                                         475,069       (592,238)       (166,590)    (1,049,957)
                                                                 -----------    -----------    ------------   -------------
Net earnings (loss)                                              $  (662,444)   $ 1,541,297    $  1,113,125   $   3,278,602
                                                                  ==========     ==========    ============   =============

Net earnings (loss) per Class A equivalent
   common share                                                      $(0.09)          $0.22           $0.16          $0.47
                                                                     =======          =====           =====          =====

 Net earnings (loss) per Class A equivalent
     common share-assuming dilution                                  $(0.09)         $ 0.22           $0.15          $0.47
                                                                     =======         ======           =====          =====

 Weighted-average Class A equivalent common
     shares outstanding                                            7,146,124      6,969,001       7,095,691      6,954,329
                                                                   =========      =========       =========      =========

 Weighted-average Class A equivalent common
     shares outstanding assuming-dilution                          7,146,124      7,085,531       7,305,029      7,088,205
                                                                   =========      =========       =========      =========


Earnings (loss) per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share. Net earnings per Class C common share is equal to one-tenth (1/10) of such amount.

See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                            2007                 2006
                                                                                          --------              --------

         Cash flows from operating activities:
              Net cash provided by (used in) operating activities                        $(24,558,802)          $23,210,232
                                                                                         ------------           -----------

         Cash flows from investing activities: Securities held to maturity:
              Purchase - fixed maturity securities                                          (3,741,486)          (8,308,157)
              Calls and maturities - fixed maturity securities                               6,391,892            2,802,159
         Securities available for sale:
              Purchase - fixed maturity securities                                            (102,849)            (173,262)
              Sales - equity securities                                                        823,063           10,002,660
         Purchases of short-term investments                                               (12,570,340)          (9,299,253)
         Sales of short-term investments                                                    10,699,420                --
         Purchases of restricted assets                                                       (183,448)             (63,943)
         Change in assets for perpetual care trusts                                           (145,930)             (58,433)
         Amount received for perpetual care trusts                                              87,919               85,855
         Mortgage, policy, and other loans made                                            (59,027,000)         (51,337,926)
         Payments received for mortgage, policy, and other loans                            57,240,984           44,156,058
         Purchases of property and equipment                                                (2,486,470)          (1,241,988)
         Disposal of property and equipment                                                    730,542              679,769
         Purchases of real estate                                                           (1,223,983)          (1,830,877)
         Purchase of subsidiary                                                                (27,971)               --
         Sale of real estate                                                                 1,335,183             2,914,996
                                                                                          ------------          ------------
         Net cash provided by (used in) investing activities                                (2,200,474)         (11,672,342)
         Cash flows from financing activities:
         Annuity contract receipts                                                           4,554,778            4,484,563
         Annuity contract withdrawals                                                       (9,755,104)          (8,325,520)
         Sale of treasury stock                                                                469,901              454,701
         Repayment of bank loans and notes and
              contracts payable                                                             (2,504,778)          (2,535,312)
         Proceeds from borrowing on bank loans                                              30,506,853              750,000
                                                                                         -------------         ------------
         Net cash used in financing activities                                              23,271,650           (5,171,568)
                                                                                         -------------         -------------
         Net change in cash and cash equivalents                                            (3,487,626)           6,366,322

         Cash and cash equivalents at beginning of period                                   10,376,585           16,632,966
                                                                                         -------------         ------------

         Cash and cash equivalents at end of period                                       $  6,888,959         $ 22,999,288
                                                                                          ============         ============


See accompanying notes to condensed consolidated financial statements.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2007 (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2006, included in the Company's Annual Report on Form 10-K (file number 0-9341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

2.   Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which attempts to set out a consistent framework for preparers to use to determine the appropriate level of valuation allowance tax reserves to maintain for deferred tax assets relating to uncertain tax positions. This interpretation for FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-than-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit, which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity's tax reserves. The Company adopted this Interpretation as of January 1, 2007. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company's recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the six months ended September 30, 2007.

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

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2007 (Unaudited)


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

3.   Comprehensive Income

For the three  months ended  September  30, 2007 and 2006,  total  comprehensive
(loss) income amounted to $(1,379,000) and $1,255,000, respectively. This decrease of $2,634,000 was primarily the result of a decrease in net income of $2,204,000, a decrease in derivatives of $168,000, and a decrease in unrealized gains and losses in securities available for sale of $262,000.

For the nine months ended September 30, 2007 and 2006, total comprehensive income amounted to $1,061,000 and $3,915,000, respectively. This decrease of $2,854,000 was primarily the result of a decrease in net income of $2,165,000, a decrease in derivatives of $292,000, and a decrease in unrealized gains and losses in securities available for sale of $397,000.

4.   Stock-Based Compensation

The Company accounts for its stock-based compensation plans according to the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS 123R"). Under SFAS 123R, all stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense in earnings over the requisite service, which is typically through the date the options vest.

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

No options were granted for the three and nine months ended September 30, 2007. Total compensation costs relating to stock-based compensation was not material during the three and nine months ended September 30, 2007.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2007 (Unaudited)


The Company's Board of Directors granted stock options in 2004 to Scott M. Quist, the Company's President and Chief Operating Officer, to purchase up to 1,000,000 shares of Class C common stock at exercise prices of $.323 and $.36 per share. On May 31, 2007, Mr. Quist made a cashless exercise of such options to purchase a total of 1,157,625 shares of Class C common stock that he was entitled to receive, after adjustments for 5% stock dividends the Company issued in 2005, 2006 and 2007.

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

In order to issue the additional shares of Class C common shares owing to Mr. Quist, the Board of Directors approved on July 13, 2007 an amendment to the Company's Articles of Incorporation to increase the authorized number of Class C common shares from 7,500,000 shares to 15,000,000 shares. Because stockholder approval was also required to amend the Articles of Incorporation, the Company scheduled a Special Stockholders Meeting on September 21, 2007 to approve the amendment to the Articles of Incorporation to increase the authorized number of shares of Class C common stock to 15,000,000 shares. The stockholders approved the amendment to the Articles of Incorporation at the Special Stockholders Meeting that increased the authorized number of Class C common shares to 15,000,000 shares, and, as a result, the Company was able to issue Mr. Quist the additional 624,474 shares of Class C common stock that were owed pursuant to his exercise of stock options.

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2007 (Unaudited)


5.    Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

                                                        Three Months Ended
                                                           September 30,
                                                      2007               2006
                                                     -----              -----
       Numerator:
              Net earnings (loss)                $(662,444)          $1,541,297
                                                ==========           ==========
       Denominator:
              Basic weighted-average shares
               outstanding                       7,146,124            6,960,001
                                                ----------          -----------
       Effect of dilutive securities:
            Employee stock options                  --                 124,490
            Stock appreciation rights               --                   1,040
            Employee deferred compensation rights   --                    --
                                                ----------         ------------
                                                    --                 125,530
       Dilutive potential common shares         ----------         ------------
                                                 7,146,124            7,085,531
         Diluted weighted-average shares
            outstanding                         ==========         ============

         Basic earnings (loss) per share            $(0.09)               $0.22
                                                    ======                =====

         Diluted earnings (loss) per share          $(0.09)               $0.22
                                                    ======                =====


Earnings per share amounts have been adjusted for the effect of annual stock dividends.

                                                    Nine Months Ended
                                                     September 30,
                                                   2007          2006
                                                  ------       ------
         Numerator:
              Net earnings (loss)             $1,113,125             $3,278,602
                                              ==========             ==========
         Denominator:
              Basic weighted-average
               shares outstanding              7,095,691              6,954,329
                                              ----------             ----------
         Effect of dilutive securities:
              Employee stock options             174,856                132,795
              Stock appreciation rights            --                     1,081
              Employee deferred compensation
                rights                            34,482                  --
                                              ----------            -----------

         Dilutive potential common shares        209,338                133,876
                                              ----------            -----------
           Diluted weighted-average
              shares outstanding               7,305,029              7,088,205
                                              ==========            ===========

         Basic earnings per share                 $0.16                   $0.47
                                                  =====                   =====

         Diluted earnings per share               $0.15                   $0.46
                                                  =====                   =====


Earnings per share amounts have been adjusted for the effect of annual stock dividends.



            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2007 (Unaudited)

6.  Business Segment
                                                         Life       Cemetery/                   Reconciling
                                                       Insurance    Mortuary     Mortgage          Items      Consolidated
   For the Three Months Ended
   September 30, 2007
   Revenues from
     external customers                             $11,796,377    $3,696,222     $36,171,342   $       --        $51,663,941

   Intersegment revenues                              2,189,160        23,001         120,753     (2,332,914)        --

   Segment profit (loss)
     Before income taxes                                974,792       267,801      (2,380,106)        --           (1,137,513)

   For the Three Months Ended
   September 30, 2006
   Revenues from
     external customers                             $10,932,078    $3,908,464     $23,734,233  $        --        $38,574,775

   Intersegment revenues                              1,119,078        23,001         103,139      (1,245,218)        --

   Segment profit (loss)
     Before income taxes                                993,541       662,308         477,686        --             2,133,535

   For the Nine Months Ended
   September 30, 2007
   Revenues from
     external customers                             $35,023,638   $11,823,233    $108,179,110  $        --       $155,025,981

   Intersegment revenues                              5,294,222        69,003         363,097     (5,726,322)        --

   Segment profit (loss)
     before income taxes                              2,619,906     1,286,531     (2,626,722)        --             1,279,715

   Identifiable assets                              393,303,995    60,185,223      20,647,581    (60,542,681)     413,594,118

   For the Nine Months Ended
   September 30, 2006
   Revenues from
     External customers                             $32,541,462   $10,677,636     $61,905,819        --          $105,124,917

   Intersegment revenues                              3,773,545        69,003         315,757     (4,158,305)        --

   Segment profit (loss)
     before income taxes                              3,046,942     1,267,436          14,181        --             4,328,559

   Identifiable assets                               356,839,984    54,111,387    19,571,930      (59,248,912)     371,274,389



            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2007, (Unaudited)


7.   Other Business Activity

On March 5, 2007, the Company received a proposed consent order from the Florida Office of Insurance Regulation concerning the New Success Life Program, the higher education product previously being marketed and sold by Southern Security Life. The proposed order states that as a result of an investigation the Florida Office has determined that Southern Security Life violated Florida law (i) by knowingly making statements, sales presentations, omissions or comparisons that misrepresented the benefits, advantages, or terms of the New Success Life
Program, and (ii) by knowingly making, advertisements, announcements, or statements containing representations that were untrue or misleading.

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

The Company disputes the terms of the proposed consent order. The Company is not aware of specific concerns that the Florida Office has with the New Success Life Program because it has received no specific administrative complaint from the Florida Office nor is it aware of any recent market conduct examination that the Florida Office has conducted relative to the program. The Company intends to vigorously oppose the proposed consent order. The Company is currently engaged in discussions with the Florida Office in an effort to settle the dispute concerning the proposed order. If the Company is unable to reach a satisfactory resolution with the

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2007, (Unaudited)


7.   Other Business Activity (continued)

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

In June 2007, the Company completed the sale of the Colonial Funeral Home property to the Utopia Station Development Corp. for $730,242, net of selling costs of $44,758. The Colonial Funeral Home ceased operations in July 2006 and has been inactive since that date. The carrying amount on the Company's financial statements on June 20, 2007 was $148,777. As a result of the sale, including payment of selling expenses, the Company recognized a gain of $581,465. The Company received an initial payment of $15,242, with the remaining amount due of $715,000 to be paid in a lump sum within the year. The gain has been included as a part of realized gains on investments and other assets in the Company's condensed consolidated statement of earnings.

On June 12, 2007, Security National Life Insurance Company entered into a revolving line of credit with a financial institution to borrow up to $40,000,000. The revolving line of credit is secured by commercial mortgages and construction loans. The terms of the revolving line of credit is for a one year term and interest is based upon the one year LIBOR rate (6.95% as of September 30, 2007). Accrued Interest will be paid on a monthly basis, with the principal, together with any outstanding accrued interest, to be paid in full on June 12, 2008. Security National Life Insurance Company intends to use this financing to provide short term liquidity for its commercial mortgage, construction and warehouse lending operations of its affiliate SecurityNational Mortgage Company. The amount outstanding as of September 30, 2007 was $28,680,453. The amount outstanding at November 13, 2007 was $10,000,000.

Recently SecurityNational Mortgage Company renewed its warehouse lines of credit with its non affiliated warehouse lenders. The total amount available under these lines of credit is $450,000,000. The terms of the lines of credit are for one year, with interest rates ranging from 1.5% to 1.75% over the three month LIBOR (6.73% to 6.98% as of September 30, 2007).

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

Finally, the Purchase Agreement requires the Company, C & J Financial, Culp and Culp Industries to acknowledge the existence of a business loan agreement between Regions Bank, as lender, and Culp Industries, as borrower, which provides for a line of credit for C & J Financial. The outstanding balance on the line of credit as of July 16, 2007 was $1,971,764. The line of credit was secured by, among other assets, the accounts receivable of C & J Financial and was personally guaranteed by Culp. The Company agreed it would pay off the outstanding balance of the line of credit with Regions Bank. The Company has since paid off the outstanding balance on the line of credit by means of applying the payments from the accounts receivable of C & J Financial as such payments were made in the ordinary course of business.

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

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2007, (Unaudited)


8.   Subsequent Event

On October 9, 2007, Security National Financial Corporation, through its wholly owned subsidiary, Security National Life Insurance Company, entered into a stock purchase agreement (the "Stock Purchase Agreement") with Capital Reserve Life Insurance Company, a Missouri domiciled insurance company ("Capital Reserve"), and its shareholders to purchase all of the outstanding shares of common stock of Capital Reserve from its shareholders. Under the terms of the transaction, Security National Life Insurance Company agrees to pay to the shareholders of Capital Reserve purchase consideration equal to the capital and surplus of Capital Reserve as of September 30, 2007 in the amount of $1,274,000, plus the interest maintenance reserve in the amount of $31,000 and the asset valuation reserve in the amount of $209,000 as of September 30, 2007, plus $1,037,967, less certain adjustments. The adjustments consist of any losses related to two litigation matters involving Capital Reserve and the difference in the amount of Capital Reserve's capital and surplus at closing compared to the amount of its capital and surplus on September 30, 2007.

As of December 31, 2006, Capital Reserve had 10,851 policies in force and approximately 30 agents. For the year ended December 31, 2006, Capital Reserve had revenues of $5,663,000 and a net loss of $244,000. As of December 31, 2006, the statutory assets and the capital and surplus of Capital Reserve were $24,084,000 and $1,960,000, respectively.

Security National Life Insurance Company anticipates completing the transaction on or before November 30, 2007, or within seven days from the date the required regulatory approvals are obtained. The obligations of Security National Life Insurance Company and Capital Reserve to complete the transaction are contingent upon satisfaction of the following conditions: (i) a complete and satisfactory review by Security National Life Insurance Company of the books, records and business of Capital Reserve; (ii) approval and adoption of the Stock Purchase Agreement by the Board of Directors of Security National Life Insurance Company and Capital Reserve; and (iii) approval of the transaction by any regulatory authorities having jurisdiction over Security National Life Insurance Company and Capital Reserve, including the insurance departments of the states of Missouri and Utah.

At the closing of the transaction, Security National Life Insurance Company and Capital Reserve intend to enter into a reinsurance agreement to reinsure the majority of the in force business of Capital Reserve, as reinsurer, to the extent permitted by the Missouri Department of Insurance. Under the terms of the reinsurance agreement, Security National Life Insurance Company would pay a ceding commission to Capital Reserve in the amount of $1,738,000. In addition, following the payment of the ceding commission, Capital Reserve intends to declare a dividend to Security National Life Insurance Company in the amount of $1,738,000. The reinsurance agreement and the dividend payment are subject to approval by the Missouri Department of Insurance.

As a result of the reinsurance agreement, certain insurance business and operations of Capital Reserve would be transferred to Security National Life Insurance Company, including all policies in force as of the effective date thereof. Any future business by Capital Reserve would be covered by this reinsurance agreement. Thus, except for capital and surplus of $1,274,000, $23,569,000 in assets and liabilities would be transferred from Capital Reserve to Security National Life Insurance Company pursuant to the reinsurance agreement. Following the closing of the transaction, Capital Reserve will continue to sell and service life insurance, annuity products, accident and health insurance, and funeral plan insurance.

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

Mortgage Operations

During the nine months ended September 30, 2007, Security National Mortgage Company ("SNMC") experienced an increase in revenues and expenses due to the increase in loan volume of its mortgage operations. SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from the borrowers and other secondary fees from third party investors who purchase the loans from SNMC. SNMC primarily sells all of its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC. SNMC originated and sold 15,843 loans ($2,932,656,000 total volume) and 9,665 loans ($1,607,842,000 total volume), for the nine months ended September 30, 2007 and 2006, respectively.

The mortgage industry is currently experiencing substantial change due to higher than expected delinquencies from subprime loans. The market for new subprime loans has been substantially reduced and several mortgage companies whose primary product was subprime mortgage originations have ceased operations. The Company funded $5.4 million (0.2% of the Company's production) in subprime loans during the nine months ending September 30, 2007 and has currently eliminated subprime loans from its product offerings. The Company believes that its potential losses from subprime loans are minimal.

The industry problem with subprime mortgages has created a volatile secondary market for other products, especially alternative documentation (Alt A) loans. Alt A loans are typically offered to qualified borrowers who have relatively high credit scores but are not required to provide full documentation to support personal income and assets owned. Alt A loans can have a loan to value ratio as high as 100%. There is currently a smaller market for Alt A loans and the Company's warehouse line providers have shortened the allowable time for the Company to sell these products to investors. As a result of these changes, the Company is only offering these loans on a limited basis. Alt A loans represented approximately 21% of the Company's production for the six months ended June 30, 2007, but only 5% of the production for the third quarter.

As a consequence of these changes in the industry for Alt A loans, SNMC suffered a pre-tax loss for the three months ended September 30, 2007 of approximately $2.4 million. The primary reason for this loss was due to an operating loss of $1.4 million resulting from lower secondary gains and higher interest costs and an additional loan loss provision of $1.0 million for future estimated loan losses. The greatest impact of the operating loss was experienced in July 2007 when there were very little secondary gains. The secondary market improved in August decreasing the size of the monthly operating loss and September mortgage operations showed a slight profit. In response to the decreased secondary gain, management increased loan fees, lowered commissions, closed unprofitable branches, obtained more favorable borrowing terms from warehouse lenders, and reduced corporate expenses. Even though the market changed for Alt A loans, SNMC was able to maintain volume in the third quarter by increasing its production of other mortgage products, primarily government and conforming loans

As of November 9, 2007, the Company had originated a total of $29,233,000 in Alt A loans that had not been settled by investors. This is down from $60,400,000 as of June 30, 2007. The market for the remaining Alt A loans is uncertain and if the Company were unable to sell its Alt A loans it would be required to assume the risk of holding and servicing such loans. If warehousing lines are not available, the Company believes it has adequate liquidity through its life insurance operations to carry such loans until purchased by investors.

Even though market conditions have improved somewhat, the Company expects further significant industry challenges to continue through the second quarter of 2008. Under these circumstances it is difficult to predict profitability, if any. Profitability may be impacted by volume reduction, changes in margins, increased borrowing costs,and future loan losses. Management has taken and will continue to take a number of actions in response to the changing market conditions. These include offering Alt A loans on a limited basis, closing unprofitable branch offices, obtaining new warehousing agreements at a lower interest rates, and expense reduction initiatives.

During the nine months ending September 30, 2007, the Company experienced loan losses of $4,170,000. This amount was charged against the provision for loan losses. The balance of the reserve for loan losses at September 30, 2007 was $1,497,000. The provision for loan losses is included in other general and administrative expenses. Because of the market conditions the Company has increased its monthly loan loss accrual from 5 basis points of total production to 7.5 basis points of total production. Under this formula the Company currently adds $225,000 per month to its loan loss reserves. The Company believes the loan loss reserves are sufficient to cover reasonably foreseeable future loan losses and that its formula for determining the provision for such reserves is adequate.

On June 12, 2007, Security National Life Insurance Company entered into a revolving line of credit with a financial institution to borrow up to $40,000,000. The revolving line of credit is secured by commercial mortgages and construction loans. The terms of the revolving line of credit is for a one year term and interest is based upon the one year LIBOR rate (6.95% as of September 30, 2007). Accrued Interest will be paid on a monthly basis, with the principal, together with any outstanding accrued interest, to be paid in full on June 12, 2008. Security National Life Insurance Company intends to use this financing to provide short term liquidity for its commercial mortgage, construction and warehouse lending operations of its affiliate SecurityNational Mortgage Company. The amount outstanding as of September 30, 2007 was $28,680,453. The amount outstanding at November 13, 2007 was $10,000,000.

Recently SecurityNational Mortgage Company renewed its warehouse lines of credit with its non affiliated warehouse lenders. The total amount available under these lines of credit is $450,000,000. The terms of the lines of credit are for one year, with interest rates ranging from 1.5% to 1.75% over the three month LIBOR (6.73% to 6.98% as of September 30, 2007).

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Total revenues increased by $13,089,000, or 33.9%, to $51,664,000 for the three months ended September 30, 2007, from $38,575,000 for the three months ended September 30, 2006. Contributing to this increase in total revenues was a $10,397,000 increase in mortgage fee income, an $889,000 increase in insurance premiums and other considerations, a $1,895,000 increase in net investment income, a $348,000 increase in net mortuary and cemetery sales, and a $290,000 increase in other revenues, which was offset by a $730,000 decrease in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $889,000, or 11.8%, to $8,426,000 for the three months ended September 30, 2007, from $7,537,000 for the comparable period in 2006. This increase was primarily due to the additional premiums realized from new insurance sales.

Net investment income increased by $1,895,000, or 33.0%, to $7,638,000 for the three months ended September 30, 2007, from $5,743,000 for the comparable period in 2006. This increase was primarily attributable to additional interest income from increased long-term bond and mortgage purchases over the comparable period in 2006.

Net mortuary and cemetery sales increased by $348,000, or 12.1%, to $3,213,000 for the three months ended September 30, 2007, from $2,865,000 for the comparable period in 2006. This increase was due to increased at-need sales in the cemetery and mortuary operations and increased pre-need sale of burial spaces in the cemetery operations.

Realized gains on investments and other assets decreased by $730,000, or 99.7% to $2,000 for the three months ended September 30, 2007 from $732,000 for the comparable period in 2006. This was primarily due to a gain of $760,000 during the third quarter of 2006 from the sale of Camelback Funeral Home to the City of Phoenix pursuant to condemnation proceedings in order to construct a light rail facility. .

Mortgage fee income increased by $10,397,000, or 48.1%, to $31,999,000 for the three months ended September 30, 2007, from $21,602,000 for the comparable period in 2006. This increase was primarily attributable to an increase in the number of loan originations during the third quarter of 2007 as new mortgage offices were opened and production increased in existing mortgage offices, which resulted in the financing of a greater number of mortgage loans.

Other revenues increased by $290,000, or 302.1%, to $386,000, for the three months ended September 30, 2007 from $96,000 for the comparable period in 2006. This increase was due to increases in several small income items throughout the Company's operations and to a $172,000 interest payment received on the Camelback condemnation payment as proceeds were not received in a timely manner.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $993,000, or 14.8%, to $7,698,000 for the three months ended September 30, 2007, from $6,705,000 for the comparable period in 2006. This increase was primarily due to increased insurance business and to the increase in reserves for policyholder benefits and death claims.

Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired increased by $73,000, or 5.3%, to $1,457,000 for the three months ended September 30, 2007, from $1,384,000 for the comparable period in 2006. This increase was primarily due to increased deferred acquisition costs associated with interest sensitive products and pre-need cemetery contracts.

General and administrative expenses increased by $13,470,000, or 50.9%, to $39,933,000 for the three months ended September 30, 2007, from $26,463,000 for the comparable period in 2006. This increase primarily resulted from an increase in commission expenses of $8,612,000, from $15,997,000 in 2006 to $24,609,000 in
2007,  due  to  a  greater  number  of  mortgage  loan   originations   made  by
SecurityNational Mortgage Company during the third quarter of 2007. Salaries increased by $1,667,000 from $4,470,000 in 2006 to $6,137,000 in 2007, primarily due to merit increases in salaries of existing employees and an increase in the number of employees necessitated by the Company's expanding business operations. Other expenses increased by $3,191,000 from $5,996,000 in 2006 to $9,187,000 in 2007. The increase in other expenses primarily resulted from increased loan costs at SecurityNational Mortgage Company due to a greater number of loan originations.

Interest expense increased by $1,744,000, or 131.0%, to $3,076,000 for the three months ended September 30, 2007, from $1,332,000 for the comparable period in 2006. This increase was primarily due to increased warehouse lines of credit required for a greater number of warehoused mortgage loans by SecurityNational Mortgage Company.

Cost of goods and services sold of the mortuaries and cemeteries increased by $80,000, or 14.3%, to $638,000 for the three months ended September 30, 2007, from $558,000 for the comparable period in 2006. This increase was primarily due to increased at-need cemetery sales.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Total revenues increased by $49,901,000, or 47.5%, to $155,026,000 for the nine months ended September 30, 2007, from $105,125,000 for the nine months ended September 30, 2006. Contributing to this increase in total revenues was a $38,438,000 increase in mortgage fee income, a $1,800,000 increase in insurance premiums and other considerations, an $8,269,000 increase in net investment income, a $1,084,000 increase in net mortuary and cemetery sales, and a $361,000 increase in other revenues, which was offset by a $51,000 decrease in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $1,800,000, or 8.0%, to $24,295,000 for the nine months ended September 30, 2007, from $22,495,000 for the comparable period in 2006. This increase was primarily due to the additional insurance premiums realized from new insurance sales.

Net investment income increased by $8,269,000, or 50.7%, to $24,590,000 for the nine months ended September 30, 2007, from $16,321,000 for the comparable period in 2006. This increase was primarily attributable to additional interest income from increased long-term bond and mortgage purchases over the comparable period in 2006.

Net mortuary and cemetery sales increased by $1,084,000 or 11.9%, to $10,158,000 for the nine months ended September 30, 2007, from $9,074,000 for the comparable period in 2006. This increase was due to increased at-need sales in the cemetery and mortuary operations and increased pre-need sales of burial spaces in cemetery operations.

Realized gains on investments and other assets decreased by $51,000, or 6.5%, to $739,000 for the nine months ended September 30, 2007 from $790,000 for the comparable period in 2006. This was primarily due to a net decrease in several small income items throughout the Company's operations.

Mortgage fee income increased by $38,438,000, or 68.4%, to $94,600,000 for the nine months ended September 30, 2007, from $56,162,000 for the comparable period in 2006. This increase was primarily attributable to an increase in the number of loan originations during the nine months of 2007 as new mortgage offices were opened and production increased in existing mortgage offices, which resulted in the financing of a greater number of mortgage loans.

Other revenues increased by $361,000, or 127.6%, to $644,000 for the nine months ended September 30, 2007 from $283,000 for the comparable period in 2006. This increase was due to increases in several small income items throughout the Company's operations and to a $172,000 interest payment received on the Camelback condemnation payment as proceeds were not received in a timely manner.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $2,178,000, or 10.7%, to $22,618,000 for the nine months ended September 30, 2007, from $20,440,000 for the comparable period in 2006. This increase was primarily due to increased insurance business and to the expected increase in reserves for policyholder benefits and death claims.

Amortization of deferred policy and pre-need acquisition costs and cost of insurance acquired increased by $1,232,000, or 41.8%, to $4,180,000 for the nine months ended September 30, 2007, from $2,948,000 for the comparable period in 2006. This increase was primarily due to increased deferred acquisition costs associated with interest-sensitive products from the recapture of the Mega reinsurance agreement in the first quarter of 2006, and pre-need cemetery contracts.

General and administrative expenses increased by $42,460,000, or 58.8%, to $114,662,000 for the nine months ended September 30, 2007, from $72,202,000 for the comparable period in 2006. This increase primarily resulted from an increase in commission expenses by $29,859,000 from $42,046,000 in 2006 to $71,905,000 in
2007, due to a greater number of mortgage loan originations made by SecurityNational Mortgage Company during the first nine months of 2007. Salaries increased by $4,864,000 from $12,960,000 in 2006 to $17,824,000 in 2007, primarily due to merit increases in salaries of existing employees and an increase in the number of employees necessitated by the Company's expanding business operations. Other expenses increased by $6,737,000 from $17,197,000 in 2006 to $24,934,000 in 2007. The increase in other expenses primarily resulted from increased loan costs at SecurityNational Mortgage Company due to a greater number of loan originations.

Interest expense increased by $6,893,000, or 200.4%, to $10,333,000 for the nine months ended September 30, 2007, from $3,440,000 for the comparable period in 2006. This increase was primarily from increased warehouse lines of credit required for a greater number of warehoused mortgage loans by SecurityNational Mortgage Company.

Cost of goods and services sold by the mortuaries and cemeteries increased by $186,000, or 10.5%, to $1,952,000`for the nine months ended September 30, 2007, from $1,766,000 for the comparable period in 2006. This increase was primarily due to increased cemetery and mortuary sales.

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

During the nine months ended September 30, 2007, the Company's operations used cash of $24,559,000, while cash totaling $23,210,000 was provided by operations during the nine months ended September 30, 2006. This is due to an increase of $33,186,000 in the balance of mortgage loans sold to investors, which is attributed to a higher mortgage loan volume for the first nine months of 2007 versus mortgage loan volume during the first nine months of 2006. The increase in the balance resulted from an increase in mortgage loans originated but not yet settled by investors as of September 30, 2007.

On June 12, 2007, Security National Life Insurance Company entered into a revolving line of credit with a financial institution to borrow up to $40,000,000. The revolving line of credit is secured by commercial mortgages and construction loans. The terms of the revolving line of credit is for a one year term and interest is based upon the one year LIBOR rate (6.95% as of September 30, 2007). Accrued Interest will be paid on a monthly basis, with the principal, together with any outstanding accrued interest, to be paid in full on June 12, 2008. Security National Life Insurance Company intends to use this financing to provide short term liquidity for its commercial mortgage, construction and warehouse lending operations of its affiliate SecurityNational Mortgage Company. The amount outstanding as of September 30, 2007 was $28,680,453. The amount outstanding at November 13, 2007 was $10,000,000.

Recently SecurityNational Mortgage Company renewed its warehouse lines of credit with its non affiliated warehouse lenders. The total amount available under these lines of credit is $450,000,000. The terms of the lines of credit are for one year, with interest rates ranging from 1.5% to 1.75% over the three month LIBOR (6.73% to 6.98% as of September 30, 2007).


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

The Company's investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $98,607,000 as of September 30, 2007, compared to $101,735,000 as of December 31, 2006. This represents 45.2% and 46.8% of the total investments as of September 30, 2007, and December 31, 2006, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At September 30, 2007, 0.9% (or $892,000) and at December 31, 2006, 2.3% (or $2,402,000) of the Company's total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2007, and December 31, 2006, the life insurance subsidiary exceeded the regulatory criteria.

The Company's total capitalization of stockholders' equity, and bank debt and notes payable was $90,607,000 as of September 30, 2007, as compared to $60,641,000 as of December 31, 2006. Stockholders' equity as a percent of total capitalization was 60 % and 87% as of September 30, 2007 and December 31, 2006, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company's lapse rate for life insurance in 2006 was 8.4% as compared to a rate of 7.9% for 2005. The 2007 lapse rate to date has been approximately the same as 2006.

At September 30, 2007, $19,898,000 of the Company's consolidated stockholders' equity represents the statutory stockholders' equity of the Company's life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2006.

Item 4.   Controls and Procedures

     (a) Evaluation of disclosure controls and procedures - The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2007. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

                            Part II Other Information

Item 1.        Legal Proceedings

On March 5, 2007, the Company received a proposed consent order from the Florida Office of Insurance Regulation concerning the New Success Life Program, the higher education product previously being marketed and sold by Southern Security Life. The proposed order states that as a result of an investigation the Florida Office has determined that Southern Security Life violated Florida law (i) by knowingly making statements, sales presentations, omissions or comparisons that misrepresented the benefits, advantages, or terms of the New Success Life
Program, and (ii) by knowingly making, advertisements, announcements, or statements containing representations that were untrue or misleading.

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

Item 1A.       Risk Factors

Due to changes in the mortgage industry from higher than expected delinquencies in subprime loans, the Company may be unable to sell its alternative documentation loans to investors, which would require the Company to assume the risk of holding and servicing such loans.

The mortgage industry is currently experiencing substantial change due to higher than expected delinquencies from subprime loans. The market for new subprime loans has been substantially reduced and several mortgage companies whose primary product was subprime mortgage originations have ceased operations. The Company funded $5.4 million (0.2% of the Company's production) in subprime loans during the nine months ending September 30, 2007 and has currently eliminated subprime loans from its product offerings. The Company believes that its potential losses from subprime loans are minimal.

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

Alt A loans represented approximately 21% of the Company's production for the six months ended June 30, 2007, but only 5% of the production for the third quarter. The Company is currently experiencing an increase in production of its other mortgage products. This increased mortgage production will offset some of the loss of income related to the discontinuance of Alt A loans. As of November 9, 2007, the Company had originated a total of $29,233,000 in Alt A loans that had not been settled by investors. This is down from $60,400,000 of Alt A loans at June 30, 2007. The market for the remaining Alt A loans is uncertain and, if the Company were unable to sell its Alt A loans, it would be required to assume the risk of holding and servicing such loans. If warehousing lines are not available the Company believes it has adequate liquidity through its life insurance operations to carry such loans until purchased by investors.

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders held on July 13, 2007, the following matters were acted upon: (i) seven directors consisting of George R. Quist, Scott M. Quist, J. Lynn Beckstead, Jr., Charles L. Crittenden, Dr. Robert G. Hunter, H. Craig Moody and Norman G. Wilbur were elected to serve until the next annual stockholders meeting or until their respective successors are elected and qualified (for George R. Quist, with Class A and Class C shares voting, 11,147,626 votes were cast in favor of election, no votes were cast against election, and there were 212,178 abstentions; for Scott M. Quist, with Class A and Class C shares voting, 11,169,030 votes were cast in favor of election, no votes were cast against election, and there were 190,774 abstentions; for J. Lynn Beckstead, Jr., with Class A shares voting, 4,871,686 votes were cast in favor of election, no votes were cast against election, and there were 103,378 abstentions; for Charles
          L. Crittenden, with Class A and Class C shares, 11,169,237 votes were cast in favor of election, no votes were cast against election, and there were 190,567 abstentions; for Dr. Robert G. Hunter, with Class A and Class C shares voting, 11,169,627 votes were cast in favor of election, no votes cast against election, and there were 190,177 abstentions; for H. Craig Moody, with Class A shares voting, 4,878,898 votes were cast in favor of election, no votes cast against election, and there were 96,166 abstentions; and for Norman G. Wilbur, with Class A and Class C shares voting, 11,160,357 votes were cast in favor of election, no votes were cast against election, and there were 199,447 abstentions); (ii) the appointment of Hansen,

          Barnett & Maxwell, P.C. as the Company's registered pubic independent accountants for the fiscal year ending December 31, 2007 was ratified (with 11,298,892 votes cast for appointment, 60,365 votes against appointment, and there were -0- abstentions), (iii) to amend the Company's 2003 Stock Option Plan to authorize an additional 400,000 shares of Class A common stock and an additional 1,000,000 shares of Class C common stock to be made available for issuance thereunder was ratified (with 9,176,164 for and 379,699 against); and (iv) to approve the adoption of the 2006 Director Stock Option Plan for the outside directors and to reserve 100,000 shares of Class A common stock for issuance was ratified thereunder (with 9,182,808 shares for and 373,205 against.)

          At a Special Meeting of Stockholders held on September 21, 2007, the proposed amendment to the Company's Articles of Incorporation to increase the authorized capital stock of the Company from 27,500,000 shares to 45,000,000 shares, to increase the number of authorized shares of Class A common stock from 10,000,000 shares to 20,000,000 shares and to increase the number of authorized shares of Class C common stock from 7,500,000 shares to 15,000,000 shares was approved (with 11,728,124 voting for and 168,142 against.)


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

Finally, the Purchase Agreement requires the Company, C & J Financial, Culp and Culp Industries to acknowledge the existence of a business loan agreement between Regions Bank, as lender, and Culp Industries, as borrower, which provides for a line of credit for C & J Financial. The outstanding balance on the line of credit as of July 16, 2007 was $1,971,764. The line of credit was secured by, among other assets, the accounts receivable of C & J Financial and was personally guaranteed by Culp. The Company agreed it would pay off the outstanding balance of the line of credit with Regions Bank. The Company has since paid off the outstanding balance on the line of credit by means of applying the payments from the accounts receivable of C & J Financial as such payments were made in the ordinary course of business.

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

Proposed Acquisition of Capital Reserve Life Insurance Company

On October 9, 2007, Security National Financial Corporation, through its wholly owned subsidiary, Security National Life Insurance Company, entered into a stock purchase agreement (the "Stock Purchase Agreement") with Capital Reserve Life Insurance Company, a Missouri domiciled insurance company ("Capital Reserve"), and its shareholders to purchase all of the outstanding shares of common stock of Capital Reserve from its shareholders. Under the terms of the transaction, Security National Life Insurance Company agrees to pay to the shareholders of Capital Reserve purchase consideration equal to the capital and surplus of Capital Reserve as of September 30, 2007 in the amount of $1,274,000, plus the interest maintenance reserve in the amount of $31,000 and the asset valuation reserve in the amount of $209,000 as of September 30, 2007, plus $1,037,967, less certain adjustments. The adjustments consist of any losses related to two litigation matters involving Capital Reserve and the difference in the amount of Capital Reserve's capital and surplus at closing compared to the amount of its capital and surplus on September 30, 2007.

As of December 31, 2006, Capital Reserve had 10,851 policies in force and approximately 30 agents. For the year ended December 31, 2006, Capital Reserve had revenues of $5,663,000 and a net loss of $244,000. As of December 31, 2006, the statutory assets and the capital and surplus of Capital Reserve were $24,084,000 and $1,960,000, respectively.

Security National Life Insurance Company anticipates completing the transaction on or before November 30, 2007, or within seven days from the date the required regulatory approvals are obtained. The obligations of Security National Life Insurance Company and Capital Reserve to complete the transaction are contingent upon satisfaction of the following conditions: (i) a complete and satisfactory review by Security National Life Insurance Company of the books, records and business of Capital Reserve; (ii) approval and adoption of the Stock Purchase Agreement by the Board of Directors of Security National Life Insurance Company and Capital Reserve; and (iii) approval of the transaction by any regulatory authorities having jurisdiction over Security National Life Insurance Company and Capital Reserve, including the insurance departments of the states of Missouri and Utah.

At the closing of the transaction, Security National Life Insurance Company and Capital Reserve intend to enter into a reinsurance agreement to reinsure the majority of the in force business of Capital Reserve, as reinsurer, to the extent permitted by the Missouri Department of Insurance. Under the terms of the reinsurance agreement, Security National Life Insurance Company would pay a ceding commission to Capital Reserve in the amount of $1,738,000. In addition, following the payment of the ceding commission, Capital Reserve intends to declare a dividend to Security National Life Insurance Company in the amount of $1,738,000. The reinsurance agreement and the dividend payment are subject to approval by the Missouri Department of Insurance.

As a result of the reinsurance agreement, certain insurance business and operations of Capital Reserve would be transferred to Security National Life Insurance Company, including all policies in force as of the effective date thereof. Any future business by Capital Reserve would be covered by this reinsurance agreement. Thus, except for capital and surplus of $1,274,000, $23,569,000 in assets and liabilities would be transferred from Capital Reserve to Security National Life Insurance Company pursuant to the reinsurance agreement. Following the closing of the transaction, Capital Reserve will continue to sell and service life insurance, annuity products, accident and health insurance, and funeral plan insurance.

Exercise of Stock Options and Special Stockholders Meeting

The Company's Board of Directors granted stock options in 2004 to Scott M. Quist, the Company's President and Chief Operating Officer, to purchase up to 1,000,000 shares of Class C common stock at exercise prices of $.323 and $.36 per share. On May 31, 2007, Mr. Quist made a cashless exercise of such options to purchase a total of 1,157,625 shares of Class C common stock that he was entitled to receive, after adjustments for 5% stock dividends the Company issued in 2005, 2006 and 2007.

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

In order to issue the additional shares of Class C common shares owing to Mr. Quist, the Board of Directors approved on July 13, 2007 an amendment to the Company's Articles of Incorporation to increase the authorized number of Class C common shares from 7,500,000 shares to 15,000,000 shares. Because stockholder approval was also required to amend the Articles of Incorporation, the Company scheduled a Special Stockholders Meeting on September 21, 2007 to approve the amendment to the Articles of Incorporation to increase the authorized number of shares of Class C common stock to 15,000,000 shares. The stockholders approved the amendment to the Articles of Incorporation at the Special Stockholders
Meeting, that increased the authorized number of Class C common shares to 15,000,000 shares, and, as a result, the Company was able to issue Mr. Quist the additional 624,474 shares of Class C common stock that were owed pursuant to his exercise of stock options.

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

      3.1  Articles of Restatement of Articles of Incorporation (4)
      3.2  Amended Bylaws (6)
      4.1  Specimen Class A Stock Certificate (1)
      4.2  Specimen Class C Stock Certificate (1)
      4.3 Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
    10.1 Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
    10.2   2003 Stock Option Plan (5)
    10.3   2006 Director Stock Option Plan (13)
    10.4   Deferred Compensation Agreement with George R. Quist (2)
    10.5   Deferred Compensation Plan (3)
    10.6   Employment agreement with J. Lynn Beckstead, Jr. (7)
    10.7   Employment agreement with Scott M. Quist (8)
    10.8 Stock Purchase Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, Memorial Insurance Company of America, and the shareholders of Memorial Insurance Company (9)
    10.9 Reinsurance Agreement between Security National Life Insurance Company and Memorial Insurance Company of America (10)
   10.10 Trust Agreement between Security National Life Insurance Company and Memorial Insurance Company of America (10)
   10.11 Promissory Note between Memorial Insurance Company as Maker and Security National Life Insurance Company as Payee (10)
   10.12 Security Agreement between Memorial Insurance Company as Debtor and Security National Life Insurance Company as Secured Party (10)
   10.13 Surplus Contribution Note between Memorial Insurance Company of America as Maker and Southern Security Life Insurance Company as Payee (10)
   10.14 Guaranty Agreement by Security National Life Insurance Company and Southern Security Life Insurance Company as Guarantors (10)
   10.15 Administrative Services Agreement between Security National Life Insurance Company and Memorial Insurance Company of America (10)
   10.16 Reinsurance Agreement between Security National Life Insurance Company and Southern Security Life Insurance Company (11)
   10.17 Trust Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company and Zions First National Bank (11)

    10.18 Stock Purchase Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company and American Network Insurance Company (12)
    10.19 Escrow Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, American Network Insurance Company and Mackey Price Thompson & Ostler (12)
    10.20  Escrow Agreement among American Network Insurance Company,
           Security National Life Insurance Company, Southern Security Life Insurance Company, and Preferred Insurance Capital Consultants,
           LLC (12)
    10.21 Agreement and Plan of Complete Liquidation of Southern Security Life Insurance Company into Security National Life Insurance Company (12)
    10.22 Assignment between Southern Security Life Insurance Company and Security National Life Insurance Company (12)
    10.23 Assignment between Southern Security Life Insurance Company and Security National Life Insurance Company (12)
    10.24 Unit Purchase Agreement among Security National Financial Corporation, C&J Financial, LLC, Henry Culp, Jr., and Culp Industries, Inc. (14)
    10.25 Stock Purchase Agreement among Security National Life Insurance Company, Capital Reserve Life Insurance Company, and the shareholders of Capital Reserve Life Insurance Company (15)
     31.1  Certification pursuant to 18 U.S.C. Section 1350, as enacted by
           Section 302 of the Sarbanes-Oxley Act of 2002
     31.2  Certification pursuant to 18 U.S.C. Section 1350, as enacted by
           Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      ----------

      (1) Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
      (2) Incorporated by reference from Annual Report on Form 10-K, as filed on June 30, 1989
      (3) Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
      (4) Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003
      (5) Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 5, 2003, relating to the Company's Annual Meeting of Stockholders
      (6) Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
      (7) Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
      (8) Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004 (9) Incorporated by reference from Report on
           Form 8-K, as filed on September 27, 2005
     (10) Incorporated by reference from Report on Form 8-K, as filed on January 5, 2006
     (11) Incorporated by reference from Report on Form 8-K, as filed on January 11, 2006
     (12) Incorporated by reference from Report on Form 8-K, as filed on January 12, 2007
     (13) Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 1, 2007, relating to the Company's Annual Meeting of Shareholders
     (14) Incorporated by reference from Report on Form 8-K, as filed on August 8, 2007
     (15) Incorporated by reference from Report on Form 8-K, as filed on November 5, 2007

    (b) Reports on Form 8-K:

           Current report on Form 8-K, as filed on August 8, 2007
           Current report on Form 8-K, as filed on November 5, 2007

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant


      Dated: November 14, 2007              By:  s/s George R. Quist
                                                 -------------------
                                                 George R. Quist
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


      Dated: November 14, 2007              By:  s/s Stephen M. Sill
                                                 ---------------------
                                                 Stephen M. Sill
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

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



  Dated: November 14, 2007             By:    George R. Quist
                                              Chairman of the Board and Chief
                                              Executive Officer

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


 Dated: November 14, 2007             By:  Stephen M. Sill
                                           Vice President, Treasurer and Chief
                                           Financial Officer

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10-Q for the period ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George R. Quist, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


  Dated: November 14, 2007           By:   George R. Quist
                                           Chairman of the Board and Chief
                                           Executive Officer



                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security National Financial Corporation (the "Company") on Form 10-Q for the period ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Sill, Vice President, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 Dated: November 14, 2007           By:   Stephen M. Sill
                                          Vice President, Treasurer and Chief
                                          Financial Officer