Form 10-Q/A
period 2007-11-15
SECURITY NATIONAL FINANCIAL CORP
filed 2007-11-16
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended June 30, 2007, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from _____ to ______

                         Commission file number: 0-9341

                     SECURITY NATIONAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

            UTAH                                          87-0345941
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

5300 South 360 West, Suite 250 Salt Lake City, Utah           84123
---------------------------------------------------        -------------
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code:      (801) 264-1060

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

Large accelerate filer  [ ] Accelerated filer [ ] Non-accelerated filer [X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): Yes No [X] ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class A Common Stock, $2.00 par vae                  6,297,729
-----------------------------------                  ---------
       Title of Class                     Number of Shares Outstanding as of
                                                    July 31, 2007

Class C Common Stock, $.20 par value                 7,500,000
------------------------------------                 ---------
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

  ============================================================================

            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2007

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



Item 1       Financial Statements                                 Page No.
------                                                            --------

     Condensed Consolidated Balance Sheets June 30, 2007
     and December 31, 2006, (unaudited)....................................3-4

     Condensed Consolidated Statements of Earnings -
     Three and Six Months ended June 30, 2007 and 2006 (unaudited)...........5

     Condensed Consolidated Statements of Cash Flows -
     Six Months ended June 30, 2007 and 2006 (unaudited).....................6

     Notes to Condensed Consolidated Financial Statements (unaudited).....7-14

Item 2
-------

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations..........................................15-20

Item 3
------

      Quantitative and Qualitative Disclosures about Market Risk............20

Item 4
------

      Controls and Procedures...............................................20


                           PART II - OTHER INFORMATION

      Other Information..................................................20-26

      Signature Page........................................................27

      Certifications.....................................................28-30

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                               June 30,          December 31,
Assets                                                                           2007                2006
                                                                              -----------        ------------
  Investments:
    Fixed maturity securities, held to maturity, at amortized cost            $ 94,611,167        $ 98,317,519
    Fixed maturity securities, available for sale, at estimated fair value       2,903,281           3,417,531
    Equity securities, available for sale, at estimated fair value               5,588,669           5,261,695
    Mortgage loans on real estate and construction  loans,
       net of allowances for losses
                                                                                70,190,705          85,135,011
    Real estate, net of accumulated depreciation                                 4,869,973           5,002,853
    Policy, student and other loans net of allowance
       for doubtful accounts
                                                                                12,597,159          12,846,986
    Short-term investments                                                       7,008,869           4,586,828
    Accrued investment income                                                    3,004,393           2,684,029
                                                                              ------------         -----------
    Total investments                                                          200,774,216         217,252,452
                                                                              ------------         -----------
    Cash and cash equivalents                                                    7,260,800          10,376,585
    Mortgage loans sold to investors                                            81,468,491          59,817,248
    Receivable, net                                                             17,273,249          14,878,118
    Restricted assets of cemeteries and mortuaries                               5,691,643           5,430,870
    Cemetery perpetual care trust investments                                    1,424,536           1,306,984
    Receivable from reinsurers                                                     718,112             700,850
    Cemetery land and improvements sold to investors                             9,084,112           8,745,424
    Deferred policy and pre-need contract acquisition costs                     29,650,710          28,395,762
    Property and equipment, net                                                 14,887,037          14,059,529
    Cost of insurance acquired                                                  11,395,705          11,882,047
    Goodwill                                                                       683,191             683,191
    Other                                                                        5,272,072           3,866,123
                                                                              ------------        ------------
    Total assets                                                              $385,583,874        $377,395,183
                                                                              ============        ============

See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)



                                                                                  June 30,        December 31,
                                                                                   2007             2006
                                                                                ------------     ------------
   Liabilities and Stockholders' Equity
   Liabilities
   Future life, annuity, and other benefits                                     $272,144,533          $268,403,765
   Unearned premium reserve                                                        4,807,565             4,519,387
   Bank loans payable                                                              8,115,089             6,923,344
   Notes and contracts payable                                                       621,159               747,188
   Deferred pre-need cemetery and mortuary contract revenues                      12,169,581            11,533,798
   Accounts payable                                                                1,562,118             1,820,178
   Other liabilities and accrued expenses                                         11,619,716            11,611,033
   Income taxes                                                                   16,955,923            16,587,284
                                                                                ------------        --------------
   Total liabilities                                                             327,995,684           322,145,977
                                                                                ------------         -------------

   Non-Controlling Interest in Perpetual Care Trusts                               2,352,529             2,278,510
                                                                                ------------        --------------

   Stockholders' Equity:
   Common stock:
   Class A: $2.00 par value, 10,000,000 shares authorized; issued 7,537,394 shares in 2007 and 7,533,230 shares in 2006

                                                                                  15,074,788            15,066,460
    Class   B non-voting common stock-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding
                                                                                      --                    --
    Class   C: convertible common stock - $0.20 par value; 7,500,000 shares authorized; issued 7,500,000 shares in 2007 and 7,117,591
        shares in 2006

                                                                                   1,500,000             1,423,518
    Additional paid-in capital                                                    17,075,572            17,064,488
    Accumulated other comprehensive income and other items                         2,368,249             1,703,155
    Retained earnings                                                             22,174,740            20,495,063
    Treasury stock at cost - 1,239,665 Class A shares and
       -0- Class C shares in 2007; 1,195,127 Class A shares and
       145,045 Class C shares in 2006

                                                                                  (2,957,688)           (2,781,988)
                                                                                ------------         -------------
          Total stockholders' equity                                              55,235,661            52,970,696
                                                                                ------------         -------------
     Total Liabilities and Stockholders' Equity                                 $385,583,874          $377,395,183
                                                                                ============          ============


See accompanying notes to condensed consolidated financial statements.

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)




                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
Revenues:                                                          2007           2006            2007           2006
                                                                   ----           ----            ----           ----
Insurance premiums and other considerations                      $7,906,334     $7,403,252     $15,868,609    $14,957,522
Net investment income                                              9,009,038      5,504,372      16,952,496     10,579,058
Net mortuary and cemetery sales                                    3,434,182      3,154,220       6,945,119      6,209,018
 Realized gains on investments and other assets                      758,199         60,255         736,668         57,671
Mortgage fee income                                               33,079,231     17,930,096      62,601,118     34,559,687
Other                                                                128,904         94,254         258,030        187,186
                                                                 -----------   --- --------    ------------    -----------
Total revenues                                                    54,315,888     34,146,449     103,362,040     66,550,142
                                                                 -----------   ------------    ------------    -----------

Benefits and expenses:
Death benefits                                                     4,081,699      3,567,731       8,173,978      7,389,690
Surrenders and other policy benefits                                 463,580        410,236       1,072,202        997,361
Increase in future policy benefits                                 2,930,517      3,014,873       5,673,985      5,347,880
 Amortization of deferred policy and pre-need
 acquisition costs and cost of insurance acquired                  1,362,645        757,542       2,723,485      1,564,997
General and administrative expenses:
      Commissions                                                 24,855,478     13,686,056      47,295,202     26,048,316
      Salaries                                                     5,901,947      4,247,101      11,686,845      8,489,853
      Other                                                        8,538,985      5,909,659      15,746,867     11,200,425
Interest expense                                                   4,158,004      1,087,760       7,257,325      2,108,551
Cost of goods and services sold-
      Mortuaries and cemeteries
                                                                     663,183        572,624       1,314,923      1,208,045
                                                                 -----------    -----------    ------------    -----------
Total benefits and expenses                                       52,956,038     33,253,582     100,944,812     64,355,118
                                                                 -----------    -----------    ------------    -----------

Earnings before income taxes                                       1,359,850        892,867       2,417,228      2,195,024
Income tax expense                                                  (328,822)      (169,228)       (641,659)      (457,719)
                                                                  ----------      ----------    -----------    ------------
Net earnings                                                     $ 1,031,028      $ 723,639     $ 1,775,569    $ 1,737,305
                                                                 ===========      =========     ===========    ===========

Net earnings per class A equivalent common share                       $0.15          $0.10           $0.25          $0.25
                                                                       =====          =====           =====          =====

 Net earnings per class A equivalent common
     share-assuming dilution                                           $0.14          $0.10           $0.24          $0.25
                                                                       =====          =====           =====          =====

 Weighted-average Class A equivalent common
     shares outstanding                                            7,049,416      6,914,442       7,047,167      6,914,441
                                                                 ===========      =========     ===========      =========

 Weighted-average Class A equivalent common
     shares outstanding assuming-dilution                          7,321,334      7,099,143       7,306,302      7,050,468
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

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                        Six Months Ended June 30,
                                                                                      2007                   2006
                                                                                     ------                 ------
    Cash flows from operating activities:
       Net cash provided by (used in) operating activities                        $(16,613,660)          $12,925,511
                                                                                 -------------           -----------

  Cash flows from investing activities: Securities held to maturity:
       Purchase - fixed maturity securities                                          (2,026,486)          (6,874,419)
       Calls and maturities - fixed maturity securities                               5,756,249            1,926,606
  Securities available for sale:
       Purchase - fixed maturity securities                                             (76,974)            (134,262)
       Sales - equity securities                                                        789,494            9,164,900
  Purchases of short-term investments                                               (10,817,321)          (7,387,637)
  Sales of short-term investments                                                     8,395,280                --
  Purchases of restricted assets                                                       (243,851)              12,500
  Change in assets for perpetual care trusts                                            (89,321)              19,897
  Amount received for perpetual care trusts                                              74,019               57,475
  Mortgage, policy, and other loans made                                            (32,831,713)         (36,282,485)
  Payments received for mortgage, policy, and other loans                            47,986,468           22,858,386
  Purchases of property and equipment                                                (1,981,495)            (664,104)
  Disposal of property and equipment                                                    730,242                 --
  Purchases of real estate                                                          (1,219,465)           (1,686,113)
  Sale of real estate                                                                 1,195,183            2,039,638
                                                                                   ------------         -------------
    Net cash provided by (used in) investing activities                              15,640,309          (16,949,618)
                                                                                   ------------         -------------

  Cash flows from financing activities:
  Annuity contract receipts                                                           2,954,809            2,992,944
  Annuity contract withdrawals                                                       (6,136,505)          (5,013,124)
  Sale of treasury stock                                                                 --                   19,619
  Repayment of bank loans and notes and
      contracts payable                                                                (787,138)          (1,270,089)
  Proceeds from borrowing on bank loans                                               1,826,400              750,000
                                                                                   ------------         ------------
  Net cash used in financing activities                                              (2,142,434)          (2,520,650)
                                                                                   ------------          -----------

  Net change in cash and cash equivalents                                            (3,115,785)          (6,544,757)

  Cash and cash equivalents at beginning of period                                   10,376,585           16,632,966
                                                                                   ------------         ------------
         Cash and cash equivalents at end of period                                $  7,260,800          $10,088,209
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


5.    Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

                                                                        Three Months Ended June 30,
                                                                    2007                   2006
                                                                   ------                ------
  Numerator:
       Net income                                                $ 1,031,028          $   723,639
                                                                 ===========          ===========
  Denominator:
       Basic weighted-average shares outstanding                   7,049,416            6,914,442
                                                                 -----------            ---------
  Effect of dilutive securities:
       Employee stock options                                        257,075              183,470
       Stock appreciation rights                                       --                   1,231
       Employee deferred compensation rights                          14,843                --
                                                                 -----------           ----------
  Dilutive potential common shares                                   271,918              184,701
                                                                 -----------          -----------
       Diluted weighted-average shares outstanding                 7,321,334            7,099,143
                                                                 ===========          ===========

  Basic earnings per share                                             $0.15                $0.10
                                                                       =====                =====

  Diluted earnings per share                                           $0.14                $0.10
                                                                       =====                =====


Earnings per share amounts have been adjusted for the effect of annual stock dividends.

                                                                        Six Months Ended June 30,
                                                                       2007                  2006
                                                                      -----                 -----
  Numerator:
       Net income                                                 $1,775,569           $1,737,305
                                                                  ==========           ==========
  Denominator:
       Basic weighted-average shares outstanding                   7,047,167            6,914,441
                                                                 -----------          -----------
  Effect of dilutive securities:
       Employee stock options                                        244,292              134,946
       Stock appreciation rights                                        --                   1,081
       Employee deferred compensation rights                          14,843              --
                                                                 -----------         ------------
  Dilutive potential common shares                                  259,135              136,027
                                                                ------------         ------------
       Diluted weighted-average shares outstanding                7,306,302            7,050,468
                                                                 ===========          ===========

  Basic earnings per share                                            $0.25                $0.25
                                                                      =====                =====

       Diluted earnings per share                                     $0.24                $0.25
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



            SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                            June 30, 2007 (Unaudited)

6. Business Segment
                                                         Life         Cemetery/                   Reconciling
                                                       Insurance      Mortuary     Mortgage          Items       Consolidated

   For the Three Months Ended
   June 30, 2007
   Revenues from
      external customers                              $11,428,079    $4,347,795   $38,540,014   $      --        $54,315,888

   Intersegment revenues                                 1,767,705       23,001       122,184     (1,912,890)        --

   Segment profit (loss)
      Before income taxes                               1,039,469       588,153      (267,772)        --           1,359,850

   For the Three Months Ended
   June 30, 2006
   Revenues from
      external customers                               $10,698,047   $3,452,483   $19,995,919      $  --          $34,146,449

    Intersegment revenues                                1,264,601       23,001       121,182     (1,408,784)        --

    Segment profit (loss)
      Before income taxes                                 947,324       233,273      (287,730)        --               892,867

    For the Six Months Ended
    June 30, 2007
    Revenues from
      external customers                              $23,227,261    $8,127,011   $72,007,768  $     --          $103,362,040

    Intersegment revenues                               3,105,062        46,002       242,344     (3,393,408)        --

    Segment profit (loss)
       before income taxes
                                                       1,645,114      1,018,730      (246,616)        --            2,417,228
    Identifiable assets                              359,542,165     58,490,187    22,721,012    (55,169,490)     385,583,874

    For the Six Months Ended
    June 30, 2006
    Revenues from
      external customers                             $21,609,384     $6,769,172   $38,171,586       $ --          $66,550,142

    Intersegment revenues                              2,654,467         46,002       212,61    (2,913,087)           --

    Segment profit (loss)
       before income taxes                             2,053,401        605,128     (463,505)          --            2,195,024

    Identifiable assets                              352,247,310     51,897,683   18,891,648  (56,761,440)         366,275,201


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

During the six months ended June 30, 2007, the Company's operations used cash of $16,614,000, while cash totaling $12,926,000 was provided by operations during the six months ended June 30, 2006. This is due to an increase in the accrual for mortgage loans sold to investors of $21,651,000, which is attributed to a higher mortgage loan volume for the first six months of 2007 versus mortgage loan volume during the first six months of 2006. The increase in the accrual resulted from an increase in mortgage loans originated but not yet settled by investors as of June 30, 2007.

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

    10.23 Assignment between Southern Security Life Insurance Company and Security National Life Insurance Company (12)
    10.24 Unit Purchase Agreement among Security National Financial Corporation, C&J Financial, LLC, Henry Culp, Jr., and Culp Industries, Inc. (13)
    10.25 Loan Agreement between Zions First National Bank as Lender and Security National Life Insurance Company as Borrower
    10.26 Promissory Note between Security National Life Insurance Company as Maker and Zions First National Bank as Payee
    10.27 Security Agreement among Security National Life Insurance Company as Borrower, Security National Financial Corporation as Guarantor, and Zions First National Bank as Lender
    10.28  Guarantee by Security National Financial Corporation as Guarantor

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


                                   REGISTRANT

                     SECURITY NATIONAL FINANCIAL CORPORATION
                                   Registrant


Dated: November15, 2007               By:  s/s George R. Quist
                                           ---------------------
                                           George R. Quist
                                           Chairman of the Board and Chief
                                           Executive Officer
                                           (Principal Executive Officer)


Dated: November 15, 2007              By:  s/s Stephen M. Sill
                                           ---------------------
                                           Stephen M. Sill
                                           Vice President, Treasurer and Chief
                                           Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)

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