Form 10-K
period 2007-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2008-03-31
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007, or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___ to ___

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes [  ]  No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2). Yes [  ]  No  [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of Registrant’s most recently completed second fiscal quarter was $37,655,000, based upon the closing price on that date on the Nasdaq National Market.

As of March 31, 2008, there were 7,889,152 shares of Class A Common Stock, $2.00 par value per share, and 8,493,671 shares of Class C Common Stock, $.20 par value per share, outstanding.

Documents Incorporated by Reference
Portions of the definitive Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Item 1. Business

Security National Financial Corporation (the “Company”) operates in three main business segments:  life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance. These products are marketed in 38 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment of the Company consists of five cemeteries in the state of Utah and one in the state of California and seven mortuaries in the state of Utah and four in the state of Arizona. The Company also engages in pre-need selling of funeral, cemetery and cremation services through its Utah, Arizona and California operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage loan segment is an approved government and conventional lender that originates and underwrites residential and commercial loans for new construction and existing homes and real estate projects. The mortgage loan segment operates through 23 wholesale and retail offices in twelve states, and is an approved mortgage lender in several states.

The design and structure of the Company is that each business segment is related to the other business segments and contributes to the profitability of the other segments. Because of the Company’s cemetery and mortuary operations in Utah, California and Arizona, the Company enjoys a level of public awareness that assists in the sales and marketing of insurance and pre-need cemetery and funeral products. The Company’s insurance subsidiaries invest their assets (representing in part the pre-paid funerals) in investments authorized by the respective insurance departments of their states of domicile. One such investment authorized by the insurance departments is mortgage loans. The Company funded relatively few subprime mortgage loans during 2007 but no longer funds such loans.  Thus, while each business segment is a profit center on a stand-alone basis, this horizontal integration of each segment is planned to lead to improved profitability of the Company. The Company also pursues growth through acquisitions of both life insurance companies and cemeteries and mortuaries. The Company’s acquisition business strategy is based on reducing the overhead cost of the acquired company by utilizing existing personnel, management, and technology while still providing quality service to customers and policyholders.

The Company was organized as a holding company in 1979, when Security National Life Insurance Company (“Security National Life”) became a wholly owned subsidiary of the Company and the former stockholders of Security National Life became stockholders of the Company. Security National Life was formed in 1965 and has grown through the direct sale of life insurance and annuities and through the acquisition of other insurance companies, including the acquisitions of Capital Investors Life Insurance Company in 1994 and Civil Service Employees Life Insurance Company in 1995, a stock purchase transaction with Southern Security Life Insurance Company (“Southern Security Life”) in 1998 (involving the purchase of 57.4% of the outstanding common shares of Southern Security Life),  an asset purchase transaction with Acadian Life Insurance Company (“Acadian”) in 2002, the acquisition of Paramount Security Life Insurance Company (“Paramount”), now Security National Life Insurance Company of Louisiana (“Security National Life of Louisiana”) in March 2004, a merger transaction involving the purchase of the remaining outstanding shares of Southern Security Life in January 2005, which resulted in Southern Security Life Insurance Company becoming a wholly-owned subsidiary of Security National Life, the acquisition of Memorial Insurance Company of America (“Memorial Insurance Company”) in December 2005, a unit purchase transaction with C & J Financial, LLC (“C & J Financial”) in July 2007 and the acquisition of Capital Reserve Life Insurance Company (“Capital Reserve Life”) in December 2007.

In December 2005, all of the remaining insurance business and operations of Southern Security Life was transferred to Security National Life by a reinsurance agreement. In December 2007, the merger of Southern Security Life into Security National Life was completed, and Southern Security Life was dissolved pursuant to the terms of the Agreement and Plan of Complete Liquidation of Southern Security Life into Security National Life.

The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies, including the acquisitions of Paradise Chapel Funeral Home, Inc. in 1989, Holladay Memorial Park, Inc., Cottonwood Mortuary, Inc. and Deseret Memorial, Inc. in 1991, Sunset Funeral Home in 1994, Greer-Wilson Funeral Home, Inc. in 1995 and Crystal Rose Funeral Home in 1997. In 1993, the Company formed SecurityNational Mortgage Company (“SecurityNational Mortgage”) to originate and refinance mortgage loans. Since the beginning of business in 1993, SecurityNational Mortgage has now grown to 23 branches in twelve states. See Notes to Consolidated Financial Statements for additional disclosure and discussion regarding segments of the business.

Life Insurance

Products

The Company, through its insurance subsidiaries, Security National Life, Security National Life of Louisiana, Memorial Insurance Company and Capital Reserve Life, issues and distributes selected lines of life insurance and annuities. The Company’s life insurance business includes funeral plans, interest-sensitive life insurance, as well as other traditional life and accident and health insurance products. The Company places specific marketing emphasis on funeral plans through pre-need planning and traditional whole life products sold in association with the costs of higher education.

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

Through the Company’s Higher Education Division, the Company markets strategies for fund accumulations for college and repayment of student loans and expenses a student may have after college. Pursuant to those strategies, the Company conducts scholarship searches and originates and funds government guaranteed student loans. The product used for this market is a 10-Pay Whole Life Policy with an annuity rider. Both the paid-up aspect of the whole life policy and the savings aspect of the annuity rider are marketed as a tool for parents to help accumulate money to help fund college expenses or repay loans incurred during college. The product is generally offered to parents who have children under the age of 25.

Markets and Distribution

The Company is licensed to sell insurance in 38 states. The Company, in marketing its life insurance products, seeks to locate, develop and service specific “niche” markets. A “niche” market is an identifiable market, which the Company believes is not emphasized by most insurers. Funeral plan policies are sold primarily to persons who range in age from 45 to 85. Even though people of all ages and income levels purchase funeral plans, the Company believes that the highest percentage of funeral plan purchasers are individuals who are older than 45 and have low to moderate income.

Higher Education insurance plans are for families who desire to prepare for their children’s higher education financial needs. Such preparation can include searches for scholarships, grant applications, government student loan applications, and the purchase of life insurance and annuities as a vehicle to help repay education related debt. In 1965, the Higher Education Act created the guaranteed student loan programs participated in by the Company. Federal Family Education Loan (FFEL) Programs, which now consist of Federal Stafford Loans (formerly Guaranteed Student Loans), Federal PLUS Loans, and Federal Consolidation Loans. The FFEL Program makes these long-term loans available to students attending institutions of higher education, vocation, technical, business and trade schools and some foreign schools.

State or private nonprofit guaranty agencies insure that the FFEL Programs and the Federal Government reimburse these agencies for all or part of the insurance loans they pay to lenders. The federal guaranty on an FFEL replaces the security (collateral) usually required for a long-term consumer loan. These government programs have numerous rules for qualification and have limits on how much you can borrow. The Company’s whole life insurance product has an annuity rider that can provide away for families to accumulate additional funds for their children’s education. The Company has a student loan resource department, which is available to policyholders to help parents and students apply for various scholarships, grants and loans.

A majority of the Company’s funeral plan premiums come from the states of Arizona, Arkansas, Idaho, Kansas, Mississippi, Oklahoma, Texas and Utah. A majority of the Company’s non-funeral plan life insurance premiums come from the states of  Florida, Georgia, Louisiana, Maryland, New Mexico, South Carolina, Tennessee, Utah, and Virginia, and the District of Columbia.

The Company sells its life insurance products through direct agents, brokers and independent licensed agents who may also sell insurance products of other companies. The commissions on life insurance products range from approximately 10% to 110% of first year premiums. In those cases where the Company utilizes its direct agents in selling such policies, those agents customarily receive advances against future commissions.

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

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2007:

	2007		2006		2005		2004		2003

Life Insurance Policy/Cert. Count as of December 31	405,224	(5)	401,441		413,753	(3)(4)	357,767	(2)	353,017	(1)
Insurance in force as of December 31 (omitted 000)	$2,434,733	(5)	$2,620,694		$3216,946	(3)(4)	$2,914,135	(2)	$2,914,438	(1)
Premiums Collected (omitted 000)	$32,173		$31,619	(4)	$27,275	(3)	$30,560	(2)	$28,598	(1)

(1)	Includes reinsurance assumed on October 1, 2003, under agreement with Guaranty Income Life Insurance Company. This agreement was cancelled on January 1, 2005.
(2)	Includes the purchase of Paramount Security Life Insurance Company, now known as Security National Life Insurance Company of Louisiana, on March 16, 2004.
(3)	Includes the termination of reinsurance assumed with Guaranty Income Life Insurance Company effective January 1, 2005.
(4)	Includes the purchase of Memorial Insurance Company of America on December 29, 2005.
(5)	Includes the purchase of Capital Reserve Life Insurance Company on December 17, 2007

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

The following table summarizes the annuity business for the five years ended December 31, 2007:

	2007		2006		2005		2004	2003
Annuities
Policy/Cert.
Count as of December 31	11,175	(2)	8,475		8,904	(1)	7,365	7,206
Deposits Collected (omitted 000)	$4,080		$3,977	(1)	$2,416		$1,972	$2,026

(1)	Includes the purchase of Memorial Insurance Company of America on December 29, 2005.
(2)	Includes the purchase of Capital Reserve Life Insurance Company on December 17, 2007.

Accident and Health

Products

Prior to the acquisition of Capital Investors Life in 1994, the Company did not actively market accident and health products. With the acquisition of Capital Investors Life, the Company acquired a block of accident and health policies that pay limited benefits to policyholders. The Company is currently offering a low-cost comprehensive   diver’s accident policy. The diver’s policy provides worldwide coverage for medical expense reimbursement in the event of diving or water sports accidents.

Markets and Distribution

The Company currently markets its diver’s policy through web marketing.

The following table summarizes the accident and health business for the five years ended December 31, 2007:

	2007	2006	2005	2004	2003
Accident and Health
Policy/Cert.
Count as of December 31	14,845	15,340	14,934	15,778	17,391
Premiums Collected (omitted 000)	$257	$274	$285	$308	$352

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

The Company’s policy is to retain no more than $75,000 of ordinary insurance per insured life. Excess risk is reinsured. The total amount of life insurance in force at December 31, 2007, reinsured by other companies aggregated $114,727,000, representing approximately 4.7 % of the Company’s life insurance in force on that date.

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

Cemetery and Mortuary

Products

The Company has six wholly-owned cemeteries and eleven wholly owned mortuaries. The cemeteries are non-denominational. Through its cemetery and mortuary operations, the Company markets a variety of products and services both on a pre-need basis (prior to death) and an at-need basis (at the time of death). The products include grave spaces, interment vaults, mausoleum crypts and niches, markers, caskets, flowers and other related products. The services include professional services of funeral directors, opening and closing of graves, use of chapels and viewing rooms, and use of automobiles and clothing. The Company has a funeral chapel at each of its cemeteries, other than Holladay Memorial Park and Singing Hills Memorial Park, and has seven separate stand-alone mortuary facilities.

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

Markets and Distribution

The Company’s residential mortgage lending services are marketed primarily to mortgage originators. SecurityNational Mortgage Company maintains a retail origination presence in the Salt Lake City market in addition to 23 wholesale and retail branch offices located in Arizona, California, Florida, Hawaii, Indiana, Kansas, North Carolina, Oklahoma, Oregon, Texas, Utah and Washington, with sales representatives in these and other states.  See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding mortgage loans.

Recent Acquisitions and Other Business Activities

Liquidation of Southern Security Life Insurance Company

On December 31, 2005, Southern Security Life and Security National Life entered into a reinsurance agreement to reinsure the remaining in force business of Southern Security Life to Security National Life to the extent permitted by the Florida Office of Insurance Regulation.  The assets and liabilities reinsured under the reinsurance agreement were deposited into a trust account, with Zions First National Bank acting as trustee.  Under the terms of the reinsurance agreement, in the event of the insolvency of Security National Life, Zions First National Bank will hold and administer the assets and liabilities of Security National Life in trust.

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

On December 29, 2006, the Company, through its wholly owned subsidiary, Security National Life, completed the sale of Southern Security Life to American Network Insurance Company. American Network is a Pennsylvania corporation and wholly owned subsidiary of Penn Treaty America Corporation, a Pennsylvania corporation. The transaction was subject to and conditioned upon the subsequent approval of the transaction by the Florida Office of Insurance Regulation, the Florida Department of Financial Services, and the Pennsylvania Department of Insurance by an agreed upon date.  American Network was required to make all necessary filings, including a Form A application, with the Florida Office of Insurance Regulation, and provide all information and documentation that may reasonably be required by the regulatory authorities to obtain such approval.

At the closing of the transaction on December 29, 2006, Security National Life delivered to the law firm of Mackey Price Thompson & Ostler ("Mackey Price"), an escrow agent in the transaction, to be held and disposed of by such escrow agent pursuant to the terms of an escrow agreement, the following: (i) certificates representing all 2,105,235 shares of Southern Security Life's outstanding common stock; (ii) cash in the amount of $503,302 equal to the statutory deposits of Southern Security Life  pertaining to the states of Alabama, Michigan and Southern Carolina, which are statutorily required to be in the form of bonds; (iii) an original executed assignment dated December 29, 2006, in which Southern Security Life distributes, assigns and transfers to Security National  Life all of Southern Security Life's capital and surplus accounts, and any other real and personal property that it may have inadvertently failed to previously distribute to Security National Life; and (iv) original executed Articles of Dissolution of Southern Security Life dated December 29, 2006.

The sale of Southern Security Life to American Network was rescinded because the regulatory authorities had not approved the transaction by the agreed upon date. As a result, Mackey Price, acting as escrow agent, returned to Security National Life the certificates representing all of the shares of Southern Security Life, together with accompanying stock power, duly endorsed for transfer, the $503,302 in cash delivered into escrow by Security National Life equal to the statutory deposits of Southern Security Life required by the states of Alabama, Michigan and South Carolina, and the assignment dated December 29, 2006. In addition, Mackey Price filed the signed Articles of Dissolution of Southern Security Life with the Florida Division of Corporations to complete the liquidation of Southern Security Life. The Florida Division of Corporations received the Articles of Dissolution on December 24, 2007.

The liquidation of Southern Security Life was completed as of December 24, 2007 in accordance with the terms of the Agreement and Plan of Complete Liquidation of Southern Security Life into Security National Life, which the Board of Directors of both the Company and Security National Life approved on December 12, 2005. Under the terms of this agreement, Southern Security Life was liquidated into Security National Life in essentially the same manner as the liquidation described in Private Letter Ruling 9847027 in order to achieve the same tax treatment and consequences under Section 332 of the Internal Revenue Code of 1986, as amended, and other applicable provisions described in such Letter Ruling.

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

As of December 31, 2004 Memorial Insurance Company had 116,116 policies in force and approximately 50 agents. For the year ended December 31, 2005, Memorial Insurance Company had statutory revenues of $4,817,000 and net income of $801,000. As of December 31, 2005, the assets and the capital and surplus of Memorial Insurance Company were $34,198,000 and $2,138,000, respectively.

At the closing of the transaction, Security National Life and Memorial Insurance Company entered into a reinsurance agreement to reinsure the majority of the in force business of Memorial Insurance Company to Security National Life, as reinsurer, to the extent permitted by the Arkansas Insurance Department. The assets and liabilities to be reinsured under the reinsurance agreement were deposited into a trust account, with Zions First National Bank acting as trustee. Under the terms of the reinsurance agreement, in the event of the insolvency of Security National Life, Zions First National Bank agrees to hold the assets and liabilities in trust for purposes of the administration of the assets and liabilities with respect to such insolvency.

As a result of the execution of the reinsurance agreement, certain insurance business and operations of Memorial Insurance Company were transferred to Security National Life, including all policies in force as of the effective date thereof, except for certain policies to be retained by Memorial Insurance Company. Any future insurance business by Memorial Insurance Company will be covered by this reinsurance agreement. All of the business and operations of Memorial Insurance Company was transferred to Security National Life under the terms of the reinsurance agreement, except for capital and surplus of approximately $1,000,000. Thus, $30,025,777 in assets and liabilities were transferred from Memorial Insurance Company to Security National Life pursuant to the reinsurance agreement.

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

Camelback Funeral Home

The City of Phoenix (in Arizona) began condemnation proceedings during 2004 on the property where the Camelback Funeral Home was located for purposes of constructing a light rail facility. The city placed $1,200,000 in escrow to pay the Company for the property that was condemned. The carrying amount on the Company’s financial statements for the land and building of the Camelback Funeral Home at December 31, 2005 was $678,889. The Company had an independent appraisal made on the property and negotiated a higher sales price with the city. In July 2006, the Company settled with the City of Phoenix for a sales price of $1,440,000. As a result of the sale, the Company recognized a gain of $760,231 during the third quarter of 2006. The first payment of $1,200,000 was made by the City of Phoenix in August 2006 with the remaining amount, of $240,000 paid in 2007, together with additional interest of $172,000.

Colonial Funeral Home

In June 2007, the Company completed the sale of the Colonial Funeral Home property to the Utopia Station Development Corp. for $730,242, net of selling costs of $44,758.  The Colonial Funeral Home ceased operations in July 2006 and has been inactive since that date.  The carrying amount on the Company's financial statements on June 20, 2007 was $148,777. As a result of the sale, including payment of selling expenses, the Company recognized a gain of $581,465.  The Company received an initial payment of $15,242, with the remaining amount due of $715,000 to be paid in a lump sum within a year from the date of sale.  The gain has been included as a part of realized gains on investments and other assets in the Company's condensed consolidated statement of earnings.

C & J Financial LLC

On July 16, 2007, the Company completed a purchase transaction with C & J Financial, LLC, an Alabama limited liability company ("C & J Financial").  C & J Financial operates a factoring business with offices in Rainbow City, Alabama, with an emphasis on providing financing for funeral homes and mortuaries.  Under the terms of the Unit Purchase Agreement dated July 16, 2007, (the "Purchase Agreement") among the Company, C & J Financial, Henry Culp, Jr. ("Culp") and Culp Industries, Inc. ("Culp Industries"), the Company purchased all of the outstanding member units of C & J Financial for a purchase consideration of (i) $1,250,000 in cash, (ii) a promissory note from the Company to Culp in the amount of $381,500 plus interest at the rate of 5% per annum, payable over a period of 24 months in monthly payments of $16,737, including interest, until paid in full, and (iii) a quit claim deed from C & J Financial to Culp, conveying ownership of the building and surrounding property located in the Jester Commercial Park in Rainbow City, Alabama, where C & J Financial currently maintains its business offices.  At closing, Culp Industries entered into a lease agreement with C & J Financial to lease to C & J Financial approximately 5,000 square feet in the building located at the Jester Commercial Park.  The lease is for a term of three years for which C & J Financial, as tenant, is required to make monthly payments of $1,200, for a total lease payment of $43,200.

The Purchase Agreement additionally required Culp to deliver to the Company at closing a promissory note (the "Note") in the principal amount of $1,755,236 plus interest at the rate of 8.25% per annum from C & J Financial, as borrower, to Culp, as lender, with such note to be cancelled and marked "paid in full".  Moreover, the agreement provided for the possibility of adjustments.  If the total equity on the balance sheet of C & J Financial as of May 31, 2007, defined as total assets minus total liabilities, is greater than the amount of the equity on the balance sheet of C & J Financial as of the closing date, or July 16, 2007, Culp agrees to pay to the Company the difference between the total equity on the balance sheet as of May 31, 2007 and the total equity on the balance sheet as of July 16, 2007 by reducing the amount of the Note by such difference in the amounts of the total equity on such balance sheets. The Company is in the process of preparing the balance sheet of C & J Financial as of July 16, 2007, and it appears that the total equity on the balance sheet as of that date is approximately $47,000 less than the total equity on the balance sheet as of May 31, 2007, which would result in the reduction of the Note by approximately $47,000.

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

At June 30, 2007, the total assets of C & J Financial were $3,197,000 and total liabilities were $3,526,000, which includes the Note to Culp in the amount of $1,755,000 that was cancelled at closing.  For the seven month period from November 1, 2006 to May 31, 2007, total revenues of C & J Financial were $775,000 and total expenses were $764,000, resulting in net income of $11,000.  For the fiscal year ended October 31, 2006, total revenues of C & J Financial were $1,397,000 and total expenses were $1,351,000, resulting in net income of $46,000.  For the fiscal year ended October 31, 2005, total revenues of C & J Financial were $1,137,000 and total expenses were $1,114,000, resulting in net income of $23,000.  The Company anticipates utilizing the employees and operations of C & J Financial to expand its fast funding operations, which provide financing for funeral homes and mortuaries.

Capital Reserve Life Insurance Company

On December 20, 2007, the Company, through its wholly owned subsidiary, Security National Life, completed a stock purchase transaction with Capital Reserve Life Insurance Company, a Missouri domiciled insurance company ("Capital Reserve"), and its shareholders to purchase all of the outstanding shares of common stock of Capital Reserve from its shareholders.  Under the terms of the stock purchase agreement, Security National Life paid the shareholders of Capital Reserve at closing purchase consideration equal to the capital and surplus of Capital Reserve as of September 30, 2007 in the amount of $1,271,327, plus the interest maintenance reserve in the amount of $30,667 and the asset valuation reserve in the amount of $212,393 as of September 30, 2007, plus $1,037,967, less certain adjustments.  The adjustments consist of any losses related to two litigation matters involving Capital Reserve and the difference in the amount of Capital Reserve's adjusted capital and surplus at closing compared to the amount of Capital Reserve's adjusted capital and surplus on September 30, 2007.

At the closing of the transaction, the shareholders of Capital Reserve deposited $2,100,000 of the purchase consideration into an escrow account.  The funds are to remain in escrow until a lawsuit brought by Darlene Russell ("Russell"), a former employee of Capital Reserve, is resolved.  The litigation involves an action by Russell against Capital Reserve in the Circuit Court of Cole County, Missouri (the "Russell Litigation") for unpaid bonuses allegedly due her in the amount of $1,486,045.  If Capital Reserve or any of its officers, directors, employees or agents is determined to be liable in the Russell Litigation or if Capital Reserve settles the Russell Litigation, the escrow agent shall pay from funds in the escrow account any amounts owing to Russell as a result of such judgment or settlement, including interest, attorney's fees, and related expenses.

Also at the closing, an escrow agreement was entered into among Security National Life, Capital Reserve, the shareholders of Capital Reserve, and Mackey Price Thompson & Ostler as escrow agent.  Under the terms of the escrow agreement, the escrow agent is instructed to pay any remaining amounts from the $2,100,000 deposit in the escrow account to the shareholders of Capital Reserve on a pro rata basis to the number of shares of Capital Reserve common stock held by the shareholders, after (i) the payment of any judgment or settlement in the Russell Litigation, (ii) the payment of the costs in defending Capital Reserve in the Russell Litigation, including attorney's fees and related expenses, and (iii) the payment of the amount in which Capital Reserve's adjusted capital and surplus on September 30, 2007 exceeds Capital Reserve's adjusted capital and surplus on the closing date of the transaction.

The shareholders of Capital Reserve also delivered a signed indemnification agreement to Security National Life and Capital Reserve at closing.  Under the terms of the indemnification agreement, the shareholders agree to indemnify Security National Life and Capital Reserve (A) for any payments made by Capital Reserve following the closing relating to any judgment or settlement in the Russell Litigation, (B) for any attorney's fees and related expenses incurred by Capital Reserve in defending itself in the Russell Litigation, and (C) for the amount in which Capital Reserve's adjusted capital and surplus on September 30, 2007 exceeds the adjusted capital and surplus of Capital Reserve on the closing date.  The shareholders additionally agree to be solely responsible for the Russell Litigation following the closing, including all decisions related to defending Capital Reserve in the litigation.

Moreover, an amount equal to $316,649 of the purchase consideration was paid to the shareholders of Capital Reserve at closing in the form of real estate and improvements thereon located at 812 and 820 Madison Street, Jefferson City, Missouri, which is listed as an asset on Capital Reserve's financial statements.  Title to the real estate was transferred to the shareholders at closing and the purchase consideration was reduced by $316,649, the book value of the real estate as reflected on Capital Reserve's financial statements.

The shareholders of Capital Reserve represented and acknowledged in the stock purchase agreement that on October 31, 2005, Capital Reserve filed an action against James E. Warden, a former President and Chief Executive Officer of Capital Reserve, and his wife Linda Warden in the Circuit Court of Cole County, Missouri (the "Warden Litigation").  The complaint claims damages in excess of $25,000 for breach of fiduciary duty by Joseph Warden and misappropriation of funds by Joseph Warden and Linda Warden.  On July 9, 2007, a judgment was entered against Joseph and Linda Warden in the amount of $551,342.

At closing, Capital Reserve transferred and assigned to the shareholders of Capital Reserve all of the interest in and rights to the Warden Litigation, including the right to reserve the proceeds from the judgment, together with all payments of interest, attorney's fees and related expenses of the litigation, said proceeds to be paid to the shareholders on a pro rata basis to the number of shares of Capital Reserve common stock held by such shareholders.  The shareholders further agreed to be responsible for the payment of any costs associated with legal representation of Capital Reserve in the Warden Litigation subsequent to the closing, including but not limited to any attorney's fees and related expenses.

As of December 31, 2006, Capital Reserve had 10,851 policies in force and approximately 30 agents.  For the year ended December 31, 2006, Capital Reserve had revenues of $5,663,000 and a net loss of $244,000.  As of December 31, 2006, the statutory assets and the capital and surplus of Capital Reserve were $24,084,000 and $1,960,000, respectively.

Further, at closing, Security National Life and Capital Reserve entered into a reinsurance agreement to reinsure the majority of the in force business of Capital Reserve, as reinsurer, to the extent permitted by the Missouri Department of Insurance.  Under the terms of the reinsurance agreement, Security National Life paid a ceding commission to Capital Reserve in the amount of $1,738,000.  In addition, following the payment of the ceding commission, Capital Reserve declared a dividend to Security National Life in the amount of $1,738,000.  The Missouri Insurance Department approved both the reinsurance agreement and the dividend payment.  The dividend payment was approved subject to Capital Reserve maintaining capital and surplus of at least $1,500,000.

As a result of the reinsurance agreement, certain insurance business and operations of Capital Reserve were transferred to Security National Life, including all policies in force as of the effective date thereof.  Any future business by Capital Reserve is covered by this reinsurance agreement.  Consequently, except for capital and surplus of $1,500,000, $23,500,000 in assets and liabilities were transferred from Capital Reserve to Security National Life pursuant to the reinsurance agreement.  Following the closing of the transaction, Capital Reserve will continue to sell and service life insurance, annuity products, accident and health insurance, and funeral plan insurance.

Regulation

The Company’s insurance subsidiaries, Security National Life, Security National Life of Louisiana, Memorial Insurance Company, and Capital Reserve Life are subject to comprehensive regulation in the jurisdictions in which they do business under statutes and regulations administered by state insurance commissioners. Such regulation relates to, among other things, prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents; nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; and requirements regarding aggregate reserves for life policies and annuity contracts, policy claims, unearned premiums, and other matters. The Company’s insurance subsidiaries are subject to this type of regulation in any state in which they are licensed to do business. Such regulation could involve additional costs, restrict operations or delay implementation of the Company’s business plans.

The Company is currently subject to regulation in Utah, Louisiana, Arkansas, and Missouri under insurance holding company legislation, and other states where applicable. Generally, intercorporate transfers of assets and dividend payments from its insurance subsidiaries are subject to prior notice of approval from the State Insurance Department,  if they are deemed “extraordinary” under these statutes. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies.

The Company’s cemetery and mortuary subsidiaries are subject to the Federal Trade Commission’s comprehensive funeral industry rules and to state regulations in the various states where such operations are domiciled. The morticians must be licensed by the respective state in which they provide their services. Similarly, the mortuaries and cemeteries are governed and licensed by state statutes and city ordinances in Utah, Arizona and California. Reports are required to be kept on file on a yearly basis which include financial information concerning the number of spaces sold and, where applicable, funds provided to the Endowment Care Trust Fund. Licenses are issued annually on the basis of such reports. The cemeteries maintain city or county licenses where they conduct business.

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

Income Taxes

The Company’s insurance subsidiaries, Security National Life, Security National Life of Louisiana, Memorial Insurance Company, and Capital Reserve Life are taxed under the Life Insurance Company Tax Act of 1984. Under the act, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions, reserves for future policyholder benefits (with modifications), and a small life insurance company deduction (up to 60% of life insurance company taxable income). The Company may be subject to the corporate Alternative Minimum Tax (AMT). The exposure to AMT is primarily a result of the small life insurance company deduction. Also, under the Tax Reform Act of 1986, distributions in excess of stockholders’ surplus account or a significant decrease in life reserves will result in taxable income.

Security National Life, Security National Life of Louisiana, Memorial Insurance Company and Capital Reserve Life may continue to receive the benefit of the small life insurance company deduction. In order to qualify for the small company deduction, the combined assets of the Company must be less than $500,000,000 and the taxable income of the life insurance companies must be less than $3,000,000. To the extent that the net income limitation is exceeded, then the small life insurance company deduction is phased out over the next $12,000,000 of life insurance company taxable income.

Since 1990 Security National Life, Security National Life of Louisiana, Memorial Insurance Company and Capital Reserve Life have computed their life insurance taxable income after establishing a provision representing a portion of the costs of acquisition of such life insurance business. The effect of the provision is that a certain percentage of the Company’s premium income is characterized as deferred expenses and recognized over a five to ten year period.

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

The cemetery and mortuary industry is also highly competitive. In the Salt Lake City, Phoenix and San Diego areas in which the Company competes, there are a number of cemeteries and mortuaries which have longer business histories, more established positions in the community, and stronger financial positions than the Company. In addition, some of the cemeteries with which the Company must compete for sales are owned by municipalities and, as a result, can offer lower prices than can the Company. The Company bears the cost of a pre-need sales program that is not incurred by those competitors which do not have a pre-need sales force. The Company believes that its products and prices are generally competitive with those in the industry.

The mortgage loan industry is highly competitive with a number of mortgage companies and banks in the same geographic area in which the Company is operating. The mortgage market in general is sensitive to changes in interest rates and the refinancing market is particularly vulnerable to changes in interest rates.

Lines of Credit

On June 12, 2007, Security National Life Insurance Company entered into a revolving line of credit with a financial institution to borrow up to $40,000,000. The revolving line of credit is secured by commercial mortgages and construction loans.  The terms of the revolving line of credit is for a one year term and interest is based upon the one year LIBOR rate (6.95% as of December 31, 2007).  Accrued interest will be paid on a monthly basis, with the principal, together with any outstanding accrued interest, to be paid in full on June 12, 2008.  Security National Life Insurance Company intends to use this financing to provide short term liquidity for its commercial mortgage, construction and warehouse lending operations of its affiliate, SecurityNational Mortgage Company.  The amount outstanding as of December 31, 2007 was $6,500,000.

Recently, SecurityNational Mortgage Company renewed its warehouse lines of credit with its non affiliated warehouse lenders.  The total amount available under these lines of credit is $450,000,000.  The terms of the lines of credit are for one year, with interest rates ranging from 1.5% to 1.75% over the three month LIBOR rate (6.52% to 6.77% as of December 31, 2007).

Employees

As of December 31, 2007, the Company employed 583 full-time and 105 part-time employees.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities and certain other information relating to these properties.

Location	Function	Owned Leased	Approximate Square Footage
5300 South 360 West	Corporate Headquarters	Owned (1)	27,200
Salt Lake City, Utah

634 West Main Street	Insurance Operations	Owned	3,000
Blytheville, Arkansas

755 Rinehart Road	Insurance Operations/	Owned (2)	18,100
Lake Mary, Florida	Mortgage Sales

3935 I-55 South, Frontage Road	Insurance Operations	Owned (3)	12,000
Jackson, Mississippi

119 East Atchison Street	Insurance Operations	Leased (4)	2,000
Jefferson City, Missouri

2800 Youree Drive Bldg. 1, Suite 207	Insurance Operations	Leased (5)	200
Shreveport, Louisiana

175 Jester Parkway	Fast Funding Operations	Leased (6)	5,000
Rainbow City, Alabama

410 North 44th Street, Suite 190	Mortgage Sales	Leased (7)	1,800
Phoenix, Arizona

4634 Town Center Blvd. Suite 314	Mortgage Sales	Leased (8)	700
Eldorado Hills, California

12150 Tributary Point Dr., Suite 160	Mortgage Sales	Leased (9)	2,000
Gold River, California

7676 Hazard Center Drive, Suite 625	Mortgage Sales	Leased (10)	1,300
San Diego, California

27433 Tourney Road, Suite 220	Mortgage Sales	Leased (11)	2,500
Santa Clarita, California

Item 2. Properties (Continued)

Location	Function	Owned Leased	Approximate Square Footage
8950 Dr. MLK St. N, Suite 103	Mortgage Sales	Leased (12)	1,200
St. Petersburg, Florida

970 No. Kalaheo, Suite A-102	Mortgage Sales	Leased (13)	1,800
Kailua, Hawaii

45 South Park Blvd. Suite 45	Mortgage Sales	Leased (14)	4,800
Greenwood, Indiana

6900 College Blvd., Suite 950	Mortgage Sales	Leased (15)	1,900
Overland Park, Kansas

505 Village Road SW, Suite 104	Mortgage Sales	Leased (16)	1,000
Shallotte, North Carolina

4045 NW 64th Street, Suite 500	Mortgage Sales	Leased (17)	3,500
Oklahoma City, Oklahoma

999 Southwest Disk Drive, Suite 104	Mortgage Sales	Leased (18)	1,800
Bend, Oregon

4800 SW Griffith Drive, Suite 250	Mortgage Sales	Leased (19)	2,700
Beaverton, Oregon

12750 Merit Drive, Suite 1212	Mortgage Sales	Leased (20)	2,600
Dallas, Texas

3613 Williams Drive, Suite 603	Mortgage Sales	Leased (21)	1,000
Georgetown, Texas

820 Gessner, Suite 800	Mortgage Sales	Leased (22)	2,400
Houston, Texas

613 Northwest Loop 410, Suite 685	Mortgage Sales	Leased (23)	2,300
San Antonio, Texas

6955 and 6975 South Union Park,	Mortgage Sales	Leased (24)	7,000
Suites 100 and 150
Midvale, Utah

5247 Greenpine Drive	Insurance Operations	Owned (25)	9,100
Murray, Utah

5251 Green Street, Suite 350	Mortgage Sales	Owned (26)	5,000
Salt Lake City, Utah

6740 South 1300 East, Suite 100	Mortgage Sales	Leased (27)	3,200
Salt Lake City, Utah

Item 2. Properties (Continued)

Location	Function	Owned Leased	Approximate Square Footage
970 East Murray-Holladay Rd.,	Mortgage Sales	Leased (28)	6,400
Suite 603
Salt Lake City, Utah

9149 So. Monroe, Suite A	Mortgage Sales	Leased (29)	1,300
Sandy, Utah

474 West 800 North, Suite 102	Mortgage Sales	Leased (30)	2,000
Orem, Utah

1244 North Main Street, Suite 203	Mortgage Sales	Leased (31)	1,200
Tooele, Utah

3500-188th Street, S.W. Suite 275	Mortgage Sales	Leased (32)	1,000
Lynnwood, Washington

501 7th Street North, Suite 10	Insurance Operations	Leased (33)	1,200
Columbus, Mississippi

(1)	The Company leases an additional 3,000 square feet of the facility to unrelated third parties for approximately $47,500 per year, under leases expiring at various dates after 2007.
(2)	The Company leases an additional 9,900 square feet of the facility to unrelated third parties for approximately $217,500 per year, under leases expiring at various dates after 2007.
(3)	The building is located on 104 undeveloped acres.
(4)	The Company leases this facility for $12,000 per year with a month-to-month lease.
(5)	The Company leases this facility for $1,900 per year. The lease expires in April 2008.
(6)	The Company leases this facility for $14,400 per year. The lease expires in July 2010.
(7)	The Company leases this facility for $41,600 per year. The lease expires in October 2009
(8)	The Company leases this facility for $27,200 per year. The lease expires in July 2009
(9)	The Company leases this facility for $48,700 per year. The lease expires in June 2009
(10)	The Company leases this facility for $47,400 per year. The lease expires in June 2008.
(11)	The Company leases this facility for $82,800 per year. The lease expires in February 2009.
(12)	The Company leases this facility for $64,800 per year. The lease expires in March 2011.
(13)	The Company leases this facility for $40,600 per year. The lease expires in March 2008.
(14)	The Company leases this facility for $67,500 per year. The lease expires in April 2012
(15)	The Company leases this facility for $38,100 per year. The lease expires in January 2010.
(16)	The Company leases this facility for $19,500 per year. The lease expires in May 2010.
(17)	The Company leases this facility for $49,700 per year. The lease expires in March 2008.
(18)	The Company leases this facility for $39,700 per year. The lease expires in January 2009.
(19)	The Company leases this facility for $44,300 per year. The lease expires in May 2009.
(20)	The Company leases this facility for $43,100 per year. The lease expires in January 2009.
(21)	The Company leases this facility for $21,000 per year. The lease expires in April 2012.
(22)	The Company leases this facility for $53,700 per year. The lease expires in January 2011.
(23)	The Company leases this facility for $46,700 per year. The lease expires in October 2012.
(24)	The Company leases these facilities for $161,900 per year. The leases expire November 2011 and June 2010.
(25)	The Company leases an additional 126,000 square feet of the facility to unrelated third parties for approximately $1,049,000 per year, under leases expiring at various dates after 2007.
(26)	The Company leases an additional 25,000 square feet of the facility to unrelated third parties for approximately $470,700 per year, under leases expiring at various dates after 2007.

Item 2. Properties (Continued)

(27)	The Company leases this facility for $70,900 per year. The lease expires in August 2012
(28)	The Company leases this facility for $79,500 per year, with a month-to-month lease.
(29)	The Company leases this facility for $21,300 per year. The lease expires in July 2008.
(30)	The Company leases this facility for $42,400 per year. The lease expires in February 2010
(31)	The Company leases this facility for $26,400 per year. The lease expires in October 2010.
(32)	The Company leases this facility for $17,500 per year. The lease expires in June 2010.
(33)	The Company leases this facility for $7,092 per year. The lease expires in June 2009.

The Company believes the office facilities it occupies are in good operating condition and adequate for current operations, and has no plans to build or acquire additional office facilities. The Company believes its office facilities are adequate for handling its business in the foreseeable future. As leases expire the Company will either renew or find comparable leases or acquire additional office space.

The following table summarizes the location and acreage of the six Company owned cemeteries, each of which includes one or more mausoleums:

				Net Saleable Acreage
Name of Cemetery	Location	Date Acquired	Developed Acreage(1)	Total Acreage(1)	Acres Sold as Cemetery Spaces(2)	Total Available Acreage(1)
Memorial Estates, Inc.:

Lakeview Cemetery	1640 East Lakeview Dr.
	Bountiful, Utah	1973	7	40	6	34

Mountain View Cemetery	3115 East 7800 South
	Salt Lake City, Utah	1973	15	54	14	40

Redwood Cemetery(4)	6500 South Redwood Rd.
	West Jordan, Utah	1973	27	78	27	51

Cottonwood Mortuary Inc.
Deseret Memorial Inc.
Lakehills Cemetery(3)	10055 So. State Street
	Sandy, Utah	1991	9	41	4	37

Holladay Memorial Park(3)(4)	4900 So. Memory Lane
	Holladay, Utah	1991	5	14	4	10

California Memorial Estates
Singing Hills Memorial Park(5)	2800 Dehesa Road
	El Cajon, California	1995	8	35	3	32

(1)	The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company’s inspection of the cemeteries.
(2)	Includes spaces sold for cash and installment contract sales.
(3)
As of December 31, 2007, there were mortgages of approximately $1,323,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, and Lakehills Cemetery.

(4)	These cemeteries include two granite mausoleums.
(5)	As of December 31, 2007, there was a mortgage of approximately $82,000, collateralized by the property

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the twelve Company owned mortuaries:

Name of Mortuary	Location	Date Acquired	Viewing Room(s)	Chapel(s)	Square Footage
Memorial Mortuary	5850 South 900 East
	Murray, Utah	1973	3	1	20,000

Memorial Estates, Inc.:
Redwood Mortuary(3)	6500 South Redwood Rd.
	West Jordan, Utah	1973	2	1	10,000

Mountain View Mortuary(3)	3115 East 7800 South
	Salt Lake City, Utah	1973	2	1	16,000

Lakeview Mortuary(3)	1640 East Lakeview Dr.
	Bountiful, Utah	1973	0	1	5,500

Paradise Chapel Funeral Home	3934 East Indian
	School Road
	Phoenix, Arizona	1989	2	1	9,800

Deseret Memorial, Inc.:
Deseret Mortuary(1)	36 East 700 South
	Salt Lake City, Utah	1991	2	2	36,300

Lakehills Mortuary(3)	10055 South State St.
	Sandy, Utah	1991	2	1	18,000

Cottonwood Mortuary(1)(3)	4670 South Highland Dr.
	Holladay, Utah	1991	2	1	14,500

Greer-Wilson Funeral Home	5921 West Thomas Road
	Phoenix, Arizona	1995	2	2	25,000

Adobe Funeral Home(4)	218 North Central
	Avondale, Arizona	1995	1	1	1,850

Crystal Rose Funeral Home(2)	9155 W. VanBuren
	Tolleson, Arizona	1997	0	1	9,000

(1)
As of December 31, 2007, there were mortgages of approximately $1,323,000, collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park and Lakehills Cemetery.

(2)	As of December 31, 2007, there was a mortgage of approximately $93,000, collateralized by the property and facilities of Crystal Rose Funeral Home.
(3)	These funeral homes also provide burial niches at their respective locations.
(4)	As of December 31, 2007, there was a mortgage of approximately $115,000, collateralized by the property and facilities of Adobe Chapel Funeral Home.

Item 3.  Legal Proceedings

On March 5, 2007, the Company received a proposed consent order from the Florida Office of Insurance Regulation concerning the New Success Life Program, the higher education product previously marketed and sold by Southern Security Life and now marketed and sold by Security National Life. The proposed order states that as a result of an investigation the Florida Office of Insurance Regulation has determined that Southern Security Life violated Florida law (i) by knowingly making statements, sales presentations, omissions or comparisons that misrepresented the benefits, advantages, or terms of the New Success Life Program, and (ii) by knowingly making advertisements, announcements, or statements containing representations that were untrue or misleading.

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

Moreover, the written notice is to provide an opportunity for the Florida consumers who purchased the New Success Life Program on or after January 1, 1998 to cancel their policy and be given a full refund, including all premiums paid, together with interest at the agreed upon rate in the original contract. If each of the Florida consumers who purchased the New Success Life Program after January 1, 1998 was to cancel his or her policy and receive a refund, the cost to the Company to refund all premiums paid, including interest, would be approximately $8,200,000.

The proposed consent order would also require Security National Life and Southern Security Life to issue refunds including interest to the eleven policyholders whose affidavits were taken in connection with the administrative complaint that the Florida Office of the Insurance Regulation had previously filed against Franz Wallace, the former National Sales Director of Southern Security Life. Security National Life and Southern Security Life would additionally be required to issue refunds, including interest, to any Florida policyholder in the New Success Life Program who had filed a complaint with the Florida Department of Financial Services or whose coverage had lapsed. Furthermore, Security National Life and Southern Security Life would be required to notify the state insurance department in each state in which the New Success Life Program is marketed of the order and any complaint that Southern Security Life received relating to the New Success Life Program from policyholders in that state. Finally, Security National Life and Southern Security Life would be required to pay the Florida Office of Insurance Regulation a penalty of $100,000 and administrative costs of $5,000.

The Company disputes the terms of the proposed consent order. The Company is not aware of specific concerns that the Florida Office of Insurance Regulation has with the New Success Life Program because it has received no specific administrative complaint from the Florida Office nor is it aware of any recent market conduct examination that the Florida Office has conducted relative to the program. The Company intends to vigorously oppose the proposed consent order. The Company is currently engaged in discussions with the Florida Office of Insurance Regulation in an effort to settle the dispute concerning the proposed order.  If the Company is unable to reach a satisfactory resolution with the Florida Office with respect to the terms of the proposed consent order and the Florida Office of Insurance Regulation issues a similar order, the Company intends to take action necessary to protect its rights and interests, including requesting a hearing before an administrative law judge to oppose the order.

Except for the proposed consent order from the Florida Office of Insurance Regulation, the Company is not a party to any material proceedings outside the ordinary course of business or to any other legal proceedings, which if adversely determined, would have a material adverse effect on its financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2007.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

The Company’s Class A Common Stock trades on the Nasdaq National Market under the symbol “SNFCA.”  Prior to August 13, 1987, there was no active public market for the Class A and Class C Common Stock. As of March 26, 2008, the closing sales price of the Class A Common Stock was $3.80 per share. The following were the high and low market closing sales prices for the Class A Common Stock by quarter as reported by Nasdaq since January 1, 2006:

Period (Calendar Year)	Price Range
	High	Low
2006
First Quarter	$4.34	$2.99
Second Quarter	4.51	3.63
Third Quarter	3.96	3.54
Fourth Quarter	5.17	3.74

2007
First Quarter	$5.67	$4.43
Second Quarter	6.20	4.71
Third Quarter	5.71	3.90
Fourth Quarter	4.48	3.10

2008
First Quarter	$4.63	$3.15

The above sales prices have been adjusted retroactively for the effect of annual stock dividends.

The Class C Common Stock is not actively traded, although there are occasional transactions in such stock by brokerage firms. (See Note 13 to the Consolidated Financial Statements.)

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C Common Stock has been paid each year from 1990 through 2007.

The graph below compares the cumulative total stockholder return of the Company’s Class A common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance Index for the period from December 31, 2002 through December 31, 2007.  The graph assumes that the value of the investment in the Company’s Class A common stock and in each of the indexes was 100 at December 31, 2002 and that all dividends were reinvested.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company’s Class A common stock.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
SNFC	100	122	54	65	99	77
S & P 500	100	126	138	142	161	167
S & P Insurance	100	119	126	142	156	144

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

As of December 31, 2007, there were 4,357 record holders of Class A Common Stock and 133 record holders of Class C Common Stock.

Item 6. Selected Financial Data - The Company and Subsidiaries (Consolidated)

The following selected financial data for each of the five years in the period ended December 31, 2007, are derived from the audited consolidated financial statements. The data as of December 31, 2007 and 2006, and for the three years ended December 31, 2007, should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Consolidated Statement of Earnings Data:

	Year Ended December 31,

	2007(1)	2006(2)	2005	2004(3)	2003
Revenue
Premiums	$32,263,000	$30,776,000	$27,170,000	$25,979,000	$23,295,000
Net investment income	31,956,000	23,246,000	19,387,000	15,939,000	17,303,000
Net mortuary and cemetery sales	13,189,000	12,123,000	10,839,000	11,661,000	10,944,000
Realized (losses) gains on investments	1,008,000	891,000	74,000	74,000	(2,000)
Mortgage fee income	130,472,000	85,113,000	71,859,000	62,690,000	92,955,000
Other	860,000	381,000	621,000	855,000	550,000
Total revenue	209,748,000	152,530,000	129,950,000	117,198,000	145,045,000

Expenses
Policyholder benefits	29,742,000	27,319,000	24,477,000	23,362,000	21,755,000
Amortization of deferred policy acquisition costs	5,571,000	4,125,000	3,031,000	4,602,000	4,929,000
Selling, general and administrative expenses	155,504,000	105,728,000	90,690,000	82,097,000	102,926,000
Interest expense	13,271,000	6,141,000	4,921,000	2,174,000	3,642,000
Cost of goods and services of the mortuaries and cemeteries	2,537,000	2,322,000	2,103,000	2,304,000	2,328,000
Total benefits and expenses	206,625,000	145,635,000	125,222,000	114,539,000	135,580,000
Income before income tax expense	3,123,000	6,895,000	4,728,000	2,659,000	9,465,000
Income tax expense	(858,000)	(1,771,000)	(1,240,000)	(652,000)	(2,891,000)
Minority interest in (income) loss of subsidiary	---	---	--	115,000	22,000
Net earnings	$2,265,000	$5,124,000	$3,488,000	$2,122,000	$6,596,000

Net earnings per common share(4)	$0.30	$0.70	$0.48	$0.29	$0.95
Weighted average outstanding common shares(4)	7,574,000	7,372,000	7,297,000	7,267,000	6,913,000
Net earnings per common share-assuming dilution(4)	$0.29	$0.68	$0.48	$0.28	$0.93
Weighted average outstanding common shares-assuming dilution(4)	7,754,000	7,530,000	7,329,000	7,494,000	7,073,000

Item 6. Selected Financial Data - The Company and Subsidiaries (Consolidated) (Continued)

Balance Sheet Data:

	December 31,

	2007 (1)	2006	2005(2)	2004(3)	2003
Assets
Investments and restricted assets	$257,449,000	$222,683,000	$211,249,000	$182,645,000	$110,386,000
Cash	5,203,000	10,377,000	16,633,000	15,334,000	19,704,000
Receivables	80,445,000	74,695,000	61,787,000	54,013,000	120,698,000
Other assets	75,066,000	69,640,000	69,976,000	65,471,000	63,653,000
Total assets	$418,163,000	$377,395,000	$359,645,000	$317,463,000	$314,441,000

Liabilities
Policyholder benefits	$301,064,000	$272,923,000	$263,981,000	$226,785,000	$220,739,000
Notes & contracts payable	13,372,000	7,671,000	10,273,000	12,263,000	16,909,000
Cemetery & mortuary liabilities	12,643,000	11,534,000	10,829,000	10,762,000	10,562,000
Other liabilities	32,826,000	30,018,000	26,691,000	20,091,000	21,146,000
Total liabilities	359,905,000	322,146,000	311,774,000	269,901,000	269,356,000

Minority interest	---	--	--	3,813,000	3,957,000

Non-controlling interest perpetual care trusts	2,474,000	2,278,000	2,173,000	2,084,000	1,953,000

Stockholders’ equity	55,784,000	52,971,000	45,698,000	41,665,000	39,175,000
Total liabilities and stockholders’ equity	$418,163,000	$377,395,000	$359,645,000	$317,463,000	$314,441,000

(1)	Includes the purchase of C & J Financial on July 16, 2007 and the purchase of Capital Reserve Life Insurance Company on December 17, 2007.
(2)	Includes the purchase of Memorial Insurance Company of America on December 29, 2005.
(3)	Includes the purchase of Paramount Security Life Insurance Company, now Security National Life Insurance Company of Louisiana, on March 16, 2004.
(4)	Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

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

During the twelve months ended December 31, 2007, SecurityNational Mortgage Company (“SNMC”) experienced an increase in revenues and expenses due to the increase in loan volume of its mortgage operations.  SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from the borrowers and other secondary fees from third party investors who purchase the loans from SNMC. SNMC sells its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC.

The mortgage industry is currently experiencing substantial change due to higher than expected delinquencies from subprime loans.  The market for new subprime loans has been substantially reduced and several mortgage companies whose primary product was subprime mortgage originations have ceased operations.  The Company funded $5,505,000 (0.14% of the Company’s production) in subprime loans during the twelve months ending December 31, 2007 and has currently eliminated subprime loans from its product offerings.  The Company believes that its potential losses from subprime loans are minimal.

The industry problem with subprime mortgages has created a volatile secondary market for other products, especially alternative documentation (Alt A) loans.  Alt A loans are typically offered to qualified borrowers who have relatively high credit scores but are not required to provide full documentation to support personal income and assets owned. Alt A loans can have a loan to value ratio as high as 100%. As a result of these changes, the Company is not offering these loans.  Alt A loans represented approximately 21% of the Company’s production for the six months ended June 30, 2007, only 5% of the production for the third quarter, and 0% for the fourth quarter.

As a consequence of these changes in the industry for Alt A loans, SNMC suffered a pre-tax loss for the twelve months ended December 31, 2007 of approximately $1,476,000. The greatest impact of the operating loss was experienced in July 2007 when there were very little secondary gains.  The secondary market improved in subsequent months decreasing the size of the monthly operating loss and the last three months of 2007 the mortgage operations showed a significant profit. In response to the change in market conditions, management increased loan fees, lowered commissions, closed unprofitable branches, obtained more favorable borrowing terms from warehouse lenders, and reduced corporate expenses.  Even though the market changed for Alt A loans, SNMC was able to maintain volume in the third and fourth quarters by increasing its production of other mortgage products, primarily government and conforming loans.

As of December 31, 2007, the Company was holding a total of $24,591,000 in Alt A loans that had not been settled by investors.  This is down from $88,581,000 as of June 30, 2007.  The market for the remaining Alt A loans is uncertain and if the Company was unable to sell its Alt A loans it will be required to assume the risk of holding and servicing such loans.  If warehousing lines are not available, the Company believes it has adequate liquidity through its life insurance operations to carry such loans until purchased by investors.

Even though market conditions have improved somewhat, the Company expects further significant industry challenges to continue through the remainder of 2008.  Under these circumstances it is difficult to predict profitability, if any.  Profitability may be impacted by volume reduction, changes in margins, increased borrowing costs, and future loan losses.  Management has taken and will continue to take a number of actions in response to the changing market conditions.  These include offering Alt A loans on a limited basis, closing unprofitable branch offices, obtaining new warehousing agreements at  lower interest rates, and expense reduction initiatives.

During the twelve months ending December 31, 2007, the Company experienced loan losses of $5,467,000. This amount was charged against the provision for loan losses.  The balance of the reserve for loan losses at December 31, 2007 was $2,356,000.  The provision for loan losses is included in other general and administrative expenses.  Because of the market conditions the Company has increased its monthly loan loss to 12.5 basis points of total production. The Company believes the loan loss reserves are sufficient to cover reasonably foreseeable future loan losses and that its formula for determining the provision for such reserves is adequate.

On June 12, 2007, Security National Life Insurance Company entered into a revolving line of credit with a financial institution to borrow up to $40,000,000. The revolving line of credit is secured by commercial mortgages and construction loans.  The terms of the revolving line of credit is for a one year term and interest is based upon the one year LIBOR rate (6.95% as of December 31, 2007).  Accrued interest will be paid on a monthly basis, with the principal, together with any outstanding accrued interest, to be paid in full on June 12, 2008.  Security National Life Insurance Company intends to use this financing to provide short term liquidity for its commercial mortgage, construction and warehouse lending operations of its affiliate SecurityNational Mortgage Company.  The amount outstanding as of December 31, 2007 was $6,500,000.

Recently, SecurityNational Mortgage Company renewed its warehouse lines of credit with its non affiliated warehouse lenders.  The total amount available under these lines of credit is $450,000,000.  The terms of the lines of credit are for one year, with interest rates ranging from 1.5% to 1.75% over the three month LIBOR rate (6.52% to 6.77% as of December 31, 2007).

As of December 31, 2007, SNMC had 23 branches in twelve states. SNMC originated and sold 20,656 loans ($3,852,801,000 loan amount), 14,427 loans ($2,461,000,000 loan amount), and 12,786 loans ($2,085,000,000 loan amount) in 2007, 2006 and 2005, respectively.

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

On December 29, 2006, the Company through its wholly owned subsidiary, Security National Life, entered into an agreement to sell Southern Security Life. At the time of the transaction, Southern Security Life’s assets consisted of a corporate charter, licenses, and the required capital and surplus. The transaction was conditioned upon the subsequent approval of the transaction by the Florida Office of Insurance Regulation and other state regulatory authorities and, if such approval was not obtained by the agreed upon date Southern Security Life would be liquidated. The transaction was rescinded because the regulatory authorities did not approve the transaction as required. As a result of the rescission of the transaction, Articles of Dissolution were filed with the Florida Division of Corporations on December 24, 2007, which completed the liquidation of Southern Security Life.

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

On July 16, 2007, the Company completed a transaction to purchase C & J Financial, an Alabama limited liability company, for a total cost of $1,250,000 in cash and a promissory note from the Company to the seller in the amount of $381,500 plus interest at 5% per annum. The amount of the note is to be reduced by the difference between the total equity on the balance sheet of C & J Financial on May 31, 2007 and the total equity on the balance sheet on July 16, 2007, which is approximately $47,000.

On December 20, 2007, the Company purchased all of the outstanding common shares of Capital Reserve Life Insurance Company, a Missouri domiciled life insurance company. The purchase consideration was $2,551,967 less certain adjustments consisting of any losses related to two litigation matters involving Capital Reserve and the difference between Capital Reserve’s adjusted capital and surplus on December 17, 2007 compared to its adjusted capital and reserve on September 30, 2007. As of December 31, 2006, Capital Reserve had 10,851 policies in force and approximately 30 agents, In addition, the statutory assets and the capital and surplus of Capital Reserve as of December 31, 2006 were $24,054,000 and $1,960,000, respectively.

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

Value of Business Acquired

Value of business acquired is the present value of estimated future profits of the acquired business and is amortized similar to deferred acquisition costs. The critical issues explained for deferred acquisition costs would also apply for value of business acquired.

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

Self-Insurance

The Company is self insured for certain casualty insurance, workers compensation and health benefit programs.   Self – Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverages. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided independent third-party actuaries. Management reviews its assumptions with its independent third-party administrators and actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims and unreported claims for incidents incurred but not reported as of the balance sheet date.

Results of Operations

2007 Compared to 2006

Total revenues increased by $57,218,000, or 37.5%, from $152,530,000 for fiscal year 2006 to $209,748,000 for fiscal year 2007. Contributing to this increase in total revenues was a $45,359,000 increase in mortgage fee income, a $1,487,000 increase in insurance premium and other considerations, a $8,711,000 increase in net investment income, a $1,066,000 increase in mortuary and cemetery sales, a $116,000 increase in realized gains on investments and other assets, and a $479,000 increase in other revenues.

Insurance premiums and other considerations increased by $1,487,000 from $30,776,000 in 2006 to $32,263,000 in 2007. This increase was primarily due to the additional insurance premiums realized from new insurance sales.

Net investment income increased by $8,711,000 from $23,246,000 in 2006 to $31,956,000 in 2007. This increase was primarily attributable to additional interest income from increased long-term bond and mortgage purchases.

Net mortuary and cemetery sales increased by $1,066,000 from $12,123,000 in 2006 to $13,189,000 in 2007. This was due to increased at-need sales in the cemetery and mortuary operations and increased pre-need sales of burial spaces in cemetery operations.

Realized gains on investments and other assets increased by $116,000 from $892,000 in 2006 to $1,008,000 in 2007. This increase was primarily due to a net increase in several small income items throughout the Company’s operations.

Mortgage fee income increased by $45,359,000 from $85,113,000 in 2006 to $130,472,000 in 2007. This increase was primarily attributable to an increase in the number of loan originations and an increase in loan origination fees during 2007.

Other revenues increased by $479,000 from $381,000 in 2006 to $860,000 in 2007. This increase was due to increases in several small income items throughout the Company’s operations and to a $172,000 payment from the City of Phoenix as compensation for the condemnation of the Camelback Funeral Home to construct a light rail facility.

Total benefits and expenses were $206,625,000 for 2007, which constituted 98.5% of the Company’s total revenues, as compared to $145,635,000, or 95.5% of the Company’s total revenues for 2006.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $2,423,000 from $27,319,000 in 2006 to $29,742,000 in 2007. This net increase was primarily due to increased business and to the expected increase in reserves for policyholder benefits and death claims.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by   $1,446,000 from $4,125,000 in 2006 to $5,571,000 in 2007. This increase was primarily due to increased deferred acquisition costs associated with interest-sensitive products, from the recapture of the Mega reinsurance agreement in the first quarter of 2006, increased business, and pre-need cemetery contracts.

General and administrative expenses increased by $49,776,000 from $105,728,000 in 2006 to $155,504,000 in 2007. Contributing to this increase was a $33,277,000 increase in commission expenses, from $63,680,000 in 2006 to $96,957,000 in 2007 due to a greater number of mortgage loan originations made by SecurityNational Mortgage Company during 2007. Salaries increased by $5,997,000 from $17,948,000 in 2006 to $23,945,000 in 2007, primarily due to merit increases in the salaries of existing employees and an increase in the number of employees necessitated as the result of the Company’s expanding business operations.  Other expenses increased by $10,502,000 from $24,100,000 in 2006 to $34,602,000 in 2007. The increase in other expenses primarily resulted from increased costs at SecurityNational Mortgage Company during 2007 due to a greater number of loan originations.

Interest expense increased by $7,130,000 from $6,141,000 in 2006 to $13,271,000 in 2007. This increase was primarily from increased warehouse lines of credit required for a greater number of warehoused mortgage loans by SecurityNational Mortgage Company.

Cost of goods and services sold of the mortuaries and cemeteries increased by $215,000 from $2,322,000 in 2006 to $2,537,000 in 2007. This increase was primarily due to increased cemetery and mortuary sales.

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

Realized gains on investments and other assets increased by $817,000, from $74,000 in 2005 to $891,000 in 2006. This increase was primarily due to a $760,000 payment from the City of Phoenix as compensation for the condemnation of the Camelback Funeral Home to construct a light rail facility.

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

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,094,000 from $3,031,000 in 2005 to $4,125,000 in 2006. This increase was primarily due to increased business on a slight increase in the lapse rate of 8.4% in 2006 from 7.9% in 2005.

General and administrative expenses increased by $15,038,000, from $90,690,000 in 2005 to $105,728,000 in 2006. Contributing to this increase was a $9,693,000 increase in commission expenses, from $53,807,000 in 2005 to $63,680,000 in 2006 due to a greater number of mortgage loan originations made by SecurityNational Mortgage Company during 2006.

Salaries increased by $2,231,000 from $15,717,000 in 2005 to $17,948,000 in 2006, primarily due to merit increases in the salaries of existing employees and an increase in the number of employees necessitated as the result of the Company’s expanding business operations.  Other expenses increased by $3,114,000, from $21,166,000 in 2005 to $24,100,000 in 2006. The increase in other expenses primarily resulted from loan costs at SecurityNational Mortgage Company during 2006 due to a greater number of loan originations and additional expenses from the operations of Memorial Insurance Company, which the Company purchased on December 29, 2005.

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

The mortgage industry is currently experiencing substantial change due to higher than expected delinquencies from subprime loans.  The market for new subprime loans has been substantially reduced and several mortgage companies whose primary product was subprime mortgage originations have ceased operations.  The Company funded $5.4 million (0.2% of the Company’s production) in subprime loans during the twelve months ending December 31, 2007 and has currently eliminated subprime loans from its product offerings.  The Company believes that its potential losses from subprime loans are minimal.

The industry problem with subprime mortgages has created a volatile secondary market for other products, especially alternative documentation (Alt A) loans. Alt A loans are typically offered to qualified borrowers who have relatively high credit scores but are not required to provide full documentation to support personal income and assets owned. Alt A loans can have a loan to value ratio as high as 100%. As a result of these changes, the Company is not offering these loans. Alt A loans represented approximately 21% of the Company’s production for the six months ended June 30, 2007, but only 5% of the production for the third quarter and 0% for the fourth quarter.

Even though the market changed for Alt A loans, SNMC was able to maintain volume in the third and fourth quarters by increasing its production of other mortgage products, primarily government and conforming loans. As of December 31, 2007, the Company had originated a total of $24,591,000 in Alt A loans that had not been settled by investors.  This is down from $88,581,000 of Alt A loans at June 30, 2007.  The market for the remaining Alt A loans is uncertain and, if the Company were unable to sell its Alt A loans, it would be required to assume the risk of holding and servicing such loans.  If warehousing lines are not available the Company believes it has adequate liquidity through its life insurance operations to carry such loans until purchased by investors.

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

On June 12, 2007, Security National Life Insurance Company entered into a revolving line of credit with a financial institution to borrow up to $40,000,000. The revolving line of credit is secured by commercial mortgages and construction loans.  The terms of the revolving line of credit is for a one year term and interest is based upon the one year LIBOR rate (6.95% as of December 31, 2007).  Accrued interest will be paid on a monthly basis, with the principal, together with any outstanding accrued interest, to be paid in full on June 12, 2008.  Security National Life Insurance Company intends to use this financing to provide short term liquidity for its commercial mortgage, construction and warehouse lending operations of its affiliate SecurityNational Mortgage Company.  The amount outstanding as of December 31, 2007 was $6,500,000.

Recently, SecurityNational Mortgage Company renewed its warehouse lines of credit with its non affiliated warehouse lenders.  The total amount available under these lines of credit is $450,000,000.  The terms of the lines of credit are for one year, with interest rates ranging from 1.5% to 1.75% over the three month LIBOR rate (6.52% to 6.77% as of December 31, 2007).

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $119,777,000 as of December 31, 2007, compared to $101,735,000 as of December 31, 2006. This represents 47.6% and 46.8% of the total investments as of December 31, 2007, and December 31, 2006, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At December 31 2007, 3.1% (or $3,708,000) and at December 31, 2006, 2.3% (or $2,402,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2007, and December 31, 2006, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank debt and notes payable was $69,157,000 as of December 31, 2007, as compared to $60,641,000 as of December 31, 2006. Stockholders’ equity as a percent of total capitalization was 81% and 87% as of December 31, 2007 and December 31, 2006, respectively.

If market conditions were to cause interest rates to change, the market value of the fixed income portfolio (of approximately $211,677,000 ) could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps

Change in Market Value (in thousands)	$20,907	$10,141	$(11,770)	$(20,013)

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2007 was 7.9%, as compared to a rate of 8.4% in 2006.

At December 31, 2007, $21,498,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s insurance subsidiaries. The life insurance subsidiaries need to comply with applicable state regulations before a dividend can be paid to their parent company.

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

Off-Balance Sheet Agreements

At December 31, 2007, the Company was contingently liable under a standby letter of credit aggregating $213,411, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's self-insurance casualty program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero.

Recently, SecurityNational Mortgage Company renewed its warehouse lines of credit with its non affiliated warehouse lenders. The total amount available under these lines of credit is $450,000,000. The terms of the lines of credit are for one year, with interest rates ranging from 1.5% to 1.75% over the three month LIBOR rate (6.52% to 6.77% as of December 31, 2007).

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to five years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2007, are approximately as follows:

Years Ending December 31:
2008	$1,404,000
2009	971,000
2010	468,000
2011	229,000
2012	75,000
Thereafter	--
Total	$3,147,000

Total rent expense related to these non-cancelable operating leases for the years ended December 31, 2007, 2006 and 2005 was approximately $1,957,000, $1,222,000 and $828,000, respectively.

The total of the Company unfunded residential construction loan commitments as of December 31, 2007 was $17,069,000.

Variable Interest Entities

In conjunction with the Company’s casualty insurance program, limited equity interests are held in a captive insurance entity.  This program permits the Company to self-insure a portion of losses, to gain access to a wide array of safety-related services, to pool insurance risks and resources in order to obtain more competitive pricing for administration and reinsurance and to limit its risk of loss in any particular year.  This entity meets the definition of a variable interest entity (“VIE’s), however, based on the criteria set forth in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, “there is not a requirement to include this entity in the consolidated financial statements.  The maximum exposure to loss related to the Company’s involvement with this entity is limited to approximately $213,411, a majority of which is collateralized under a standby letter of credit issued on the insurance entity’s behalf.  See Note 11, “Reinsurance, Commitments and Contingencies”, for additional discussion of commitments associated with the insurance program and Note 1, “Significant Accounting Policies”, for further information on a standby letter of credit.  As of December 31, 2007, there are no other entities that met the definition of a VIE.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which attempts to set out a consistent framework for preparers to use to determine the appropriate level of valuation allowance tax reserves to maintain for deferred tax assets relating to uncertain tax positions. This interpretation for FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-than-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit, which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company adopted this Interpretation as of January 1, 2007.  Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company’s recorded income tax benefits will be fully realized.  There were no unrecognized tax benefits at the beginning or at the end of the year ended December 31, 2007.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SAFS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends SFAS No. 133 , Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them),  the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008.  The Company has not yet determined the effects on our consolidated financial statements, if any, that may result upon the adoption of SFAS 161.

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

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Financial Statements:

Report of Independent Registered Public Accounting Firm.	42

Consolidated Balance Sheets, December 31, 2007 and 2006	43

Consolidated Statements of Earnings for the Years Ended December 31, 2007, 2006, and 2005	45

Consolidated Statements of Stockholders’ Equity, for the Years Ended December 31, 2005, 2006 and 2007	46

Consolidated Statements of Cash Flows, for the Years Ended December 31, 2007, 2006 and 2005	47

Notes to Consolidated Financial Statements	49

Financial Statement Schedules:

II Condensed Financial Information of Registrant	119

IV Reinsurance	125

V Valuation and Qualifying Accounts	126

All other schedules to the Consolidated Financial Statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
AND
BUSINESS CONSULTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Security National Financial Corporation

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the periods ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental Schedules II, IV and V, are presented for purpose of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 26, 2008

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
Assets	2007	2006
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$116,896,016	$98,317,519
Fixed maturity securities, available for sale, at estimated fair value	2,880,920	3,417,531
Equity securities, available for sale, at estimated fair value	5,900,292	5,261,695
Mortgage loans on real estate and construction loans, net of allowances for losses of $1,435,131 and $1,026,576 for 2007 and 2006	92,884,055	85,135,011
Real estate, net of accumulated depreciation of $4,340,390 and $4,024,710 for 2007 and 2006	7,946,304	5,002,853
Policy, student and other loans net of allowance for doubtful accounts of $492,089 and $435,726 for 2007 and 2006	16,860,874	12,846,986
Short-term investments	5,337,367	4,586,828
Accrued investment income	3,032,285	2,684,029
Total investments	251,738,113	217,252,452
Cash and cash equivalents	5,203,060	10,376,585
Mortgage loans sold to investors	66,700,694	59,817,248
Receivables, net	13,743,682	14,878,118
Restricted assets of cemeteries and mortuaries	5,711,054	5,430,870
Cemetery perpetual care trust investments	1,604,600	1,306,984
Receivable from reinsurers	746,336	700,850
Cemetery land and improvements	9,760,041	8,745,424
Deferred policy and pre-need contract acquisition costs	30,786,229	28,395,762
Property and equipment, net	14,828,699	14,059,529
Value of business acquired	11,686,080	11,882,047
Goodwill	1,075,039	683,191
Other	4,579,018	3,866,123
Total Assets	$418,162,645	$377,395,183

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
Liabilities and Stockholders' Equity	2007	2006
Liabilities
Future life, annuity, and other benefits	$296,068,767	$268,403,765
Unearned premium reserve	4,995,664	4,519,387
Bank loans payable	12,552,666	6,923,344
Notes and contracts payable	818,810	747,188
Deferred pre-need cemetery and mortuary contract revenues	12,643,199	11,533,798
Accounts payable	1,833,188	1,820,178
Other liabilities and accrued expenses	14,812,845	11,611,033
Income taxes	16,179,596	16,587,284
Total liabilities	359,904,735	322,145,977
Commitments and Contingencies	--	--
Non-Controlling Interest in Perpetual Care Trusts	2,473,758	2,278,510
Stockholders’ Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 7,885,229 shares in 2007 and 7,533,230 shares in 2006	15,770,458	15,066,460
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 8,530,699 shares in 2007 and 7,117,591 shares in 2006	1,706,140	1,423,518
Additional paid-in capital	17,737,172	17,064,488
Accumulated other comprehensive income and other items, net of taxes	1,596,791	1,703,155
Retained earnings	21,104,156	20,495,063
Treasury stock, at cost - 1,104,484 Class A shares and -0- Class C shares in 2007; 1,195,127 Class A shares and 145,045 Class C shares in 2006	(2,130,565)	(2,781,988)
Total stockholders’ equity	55,784,152	52,970,696
Total Liabilities and Stockholders’ Equity	$418,162,645	$377,395,183

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
	2007	2006	2005
Revenues:
Insurance premiums and other considerations	$32,262,837	$30,776,491	$27,170,109
Net investment income	31,956,444	23,245,631	19,386,571
Net mortuary and cemetery sales	13,188,655	12,122,728	10,838,878
Realized gains on investments and other assets	1,007,574	891,304	74,246
Mortgage fee income	130,472,166	85,112,831	71,859,272
Other	860,406	381,548	620,751
Total revenues	209,748,082	152,530,533	129,949,827

Benefits and expenses:
Death benefits	16,274,813	15,155,711	13,250,080
Surrenders and other policy benefits	2,078,415	1,700,741	1,484,284
Increase in future policy benefits	11,389,019	10,462,384	9,742,218
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	5,570,799	4,124,747	3,030,734
Selling, general and administrative expenses:
Commissions	96,957,340	63,680,122	53,807,368
Salaries	23,944,999	17,947,902	15,716,813
Other	34,601,551	24,099,924	21,166,024
Interest expense	13,270,871	6,141,298	4,921,238
Cost of goods and services sold – mortuaries and cemeteries	2,537,244	2,322,066	2,103,432

Total benefits and expenses	206,625,051	145,634,895	125,222,191

Earnings before income taxes	3,123,031	6,895,638	4,727,636
Income tax expense	(857,635)	(1,771,188)	(1,239,756)

Net earnings	$2,265,396	$5,124,450	$3,487,880

Net earnings per Class A equivalent common share (1)	$0.30	$0.70	$0.48

Net earnings per Class A equivalent common share -assuming dilution(1)	$0.29	$0.68	$0.48

Weighted average Class A equivalent common shares outstanding (1)	7,573,714	7,371,549	7,297,146

Weighted average Class A equivalent common shares outstanding-assuming dilution (1)	7,754,053	7,530,136	7,329,225
(1) Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.  The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis.  Net earnings per common share represent net earnings per equivalent Class A common share.  Net earnings per Class C common share is equal to one-tenth (1/10) of such amount or $0.03, $0.07 and $0.05 per share of 2007, 2006 and 2005, respectively, and $0.03, $0.07 and $0.05 per share-assuming dilution for 2007, 2006 and 2005, respectively.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss), and Other Items	Retained Earnings	Treasury Stock	Total
Balance as of January 1, 2005	$13,511,740	$1,293,641	$14,922,851	$(11,352)	$15,365,259	$(3,417,299)	$41,664,840

Comprehensive income:
Net earnings	—	—	—	—	3,487,880	—	3,487,880
Unrealized gains	—	—	—	128,999	—	—	128,999
Total comprehensive income	—	—	—	—	—	—	3,616,879
Exercise of stock options	6,892	—	3,926	—	(8,084)	—	2,734
Sale of Treasury stock	—	—	79,201	—	—	334,764	413,965
Stock dividends	676,084	64,581	644,366	—	(1,385,031)	—	—
Conversion Class C to Class A	2,010	(2,010)	—	—	—	—	—
Balance at December 31, 2005	14,196,726	1,356,212	15,650,344	117,647	17,460,024	(3,082,535)	45,698,418

Comprehensive income:
Net earnings	—	—	—	—	5,124,450	—	5,124,450
Unrealized gains	—	—	—	1,585,508	—	—	1,585,508
Total comprehensive income	—	—	—	—	—	—	6,709,958
Exercise of stock options	149,040	—	(43,441)	—	—	—	105,599
Purchase of Treasury stock	—	—	—	—	—	(3,901)	(3,901)
Sale of Treasury stock	—	—	154,154	—	—	304,448	458,602
Issuance for compensation	1,000	—	1,020	—	—	—	2,020
Stock dividends	719,212	67,788	1,302,411	—	(2,089,411)	—	—
Conversion Class C to Class A	482	(482)	—	—	—	—	—
Balance at December 31, 2006	15,066,460	1,423,518	17,064,488	1,703,155	20,495,063	(2,781,988)	52,970,696

Comprehensive income:
Net earnings	—	—	—		2,265,396	—	2,265,396
Unrealized gains	—	—	—	(106,364)	—	—	(106,364)
Total comprehensive income	—	—	—	—	—	—	2,159,032
Exercise of stock options	(76,974)	231,525	(55,261)	—	(96,289)	—	3,001
Sale of Treasury stock	—	—	—	—	—	651,423	651,423
Stock dividends	750,826	81,244	727,944	—	(1,560,014)	—	—
Conversion Class C to Class A	30,146	(30,147)	1	—	—	—	—
Balance at December 31, 2007	$15,770,458	$1,706,140	$17,737,172	$1,596,791	$21,104,156	$(2,130,565)	$55,784,152

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$2,265,396	$5,124,450	$3,487,880
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Realized (gains) losses on investments and other assets	(1,007,574)	(891,304)	(74,246)
Depreciation	2,398,330	2,023,017	2,094,022
Provision for losses on real estate accounts and loans receivable	741,974	558,370	87,376
Amortization of premiums and discounts	8,411	(34,144)	36,637
Provision of deferred income taxes	481,810	1,153,985	862,024
Policy and pre-need acquisition costs deferred	(6,974,054)	(7,313,030)	(6,764,492)
Policy and pre-need acquisition costs amortized	4,609,045	3,132,647	1,933,125
Value of business acquired amortized	951,639	992,100	1,097,609
Change in assets and liabilities net of effects from purchases and disposals of subsidiaries:
Land and improvements sold to investors	(781,617)	(247,197)	49,537
Future life and other benefits	13,131,652	13,017,175	10,824,347
Receivables for mortgage loans sold	(6,883,446)	(5,321,587)	(6,803,081)
Other operating assets and liabilities	1,067,072	(520,347)	1,771,798
Net cash provided by operating activities	10,008,638	11,674,135	8,602,536
Cash flows from investing activities:
Securities held to maturity:
Purchase - fixed maturity securities	(2,206,067)	(14,078,529)	(5,984,347)
Calls and maturities - fixed maturity securities	6,630,227	4,978,963	7,781,126
Securities available for sale:
Purchase - fixed maturity securities	(179,630)	(173,262)	(139,383)
Sales - equity securities	868,371	11,973,825	4,183,108
Purchases of short-term investments	(16,946,889)	(41,342,009)	(13,700,353)
Sales of short-term investments	16,196,350	39,966,771	15,117,762
Purchases of restricted assets	(302,114)	(50,239)	(57,453)
Change in assets for perpetual care trusts	(276,437)	(154,491)	(163,254)
Amount received for perpetual care trusts	195,248	105,260	89,500
Mortgage, policy, and other loans made	(114,782,049)	(90,543,821)	(76,034,805)
Payments received for mortgage, policy, and other loans	105,790,916	76,979,450	69,804,347
Purchases of property and equipment	(3,009,279)	(1,763,708)	(2,236,732)
Disposal of property and equipment	880,818	(37,756)	--
Cash received from sale of property and equipment	--	--	--
Purchases of real estate	(4,634,314)	(2,262,890)	(5,138,795)
Cash (paid) received for purchase of subsidiaries, net of cash acquired	(1,702,762)	--	1,722,238
Sale of real estate	1,375,183	5,359,781	3,898,980
Net cash used in investing activities	(12,102,428)	(11,042,655)	(858,061)

See accompanying notes to the consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31
	2007	2006	2005
Cash flows from financing activities:
Annuity contract receipts	$6,039,988	$5,941,594	$5,547,795
Annuity contract withdrawals	(12,961,804)	(10,817,231)	(9,655,951)
Repayment of bank loans and notes and contracts payable	(47,751,447)	(2,572,524)	(2,463,116)
Proceeds from borrowing on notes and contracts	50,939,105	--	672,439
Purchase of minority shareholder stock of subsidiary	--	--	(960,309)
Stock options exercised	3,000	105,599	--
Purchase of treasury stock	--	(3,901)	--
Sale of treasury stock	651,423	458,602	413,965
Net cash used in financing activities	(3,079,735)	(6,887,861)	(6,445,177)
Net change in cash and cash equivalents	(5,173,525)	(6,256,381)	1,299,298
Cash and cash equivalents at beginning of year	10,376,585	16,632,966	15,333,668
Cash and cash equivalents at end of year	$5,203,060	$10,376,585	$16,632,966

Supplemental Schedule of Cash Flow Information:
The following information shows the non-cash items in connection with the purchase of Memorial Insurance Company of America on December 29, 2005 and  C & J Financial, LLC on July 16, 2007 and Capital Reserve Life Insurance Company on December 17, 2007.

	2007	2005

Fair value of assets acquired	$(30,597,342)	$(30,949,802)
Fair value of liabilities assumed	26,546,698	32,672,040
Notes Payable and other liabilities incurred	2,318,260	-- --
Cash received (paid)	$(1,732,384)	$1,722,238

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

1) Significant Accounting Policies

General Overview of Business

Security National Financial Corporation and its wholly owned subsidiaries (the “Company”) operate in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the intermountain west, California and eleven southern states.  The cemetery and mortuary segment of the Company consists of five cemeteries in Utah, one cemetery in California, eight mortuaries in Utah and four mortuaries in Arizona. The mortgage loan segment is an approved government and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in Arizona, California, Florida, Hawaii, Indiana, Kansas, North Carolina, Oklahoma, Oregon, Texas, Utah, and Washington.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The presentation of certain amounts in prior years has been reclassified to conform to the 2007 presentation.

Principles of Consolidation

These consolidated financial statements include the financial statements of Security National Financial Corporation and its majority owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

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
Years Ended December 31, 2007, 2006, and 2005

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
Years Ended December 31, 2007, 2006, and 2005

1) Significant Accounting Policies (Continued)

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

Deferred Policy Acquisition Costs and Value of Business Acquired

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

 Effective January 1, 2007, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts, (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. The Company adopted SOP 05-1 effective January 1, 2007. Adoption of this statement had no impact adopted on the Company’s consolidated financial statements.

Value of business acquired is the present value of estimated future profits of the acquired business and is amortized similar to deferred policy acquisition costs.

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
Years Ended December 31, 2007, 2006, and 2005

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

Participating Insurance

Participating business constituted 2%, 2%, and 3% of insurance in force for 2007, 2006 and 2005, respectively. The provision for policyholders’ dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

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
Years Ended December 31, 2007, 2006, and 2005

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

Mortgage Operations

During the twelve months ended December 31, 2007, SecurityNational Mortgage Company (“SNMC”) experienced an increase in revenues and expenses due to the increase in loan volume of its mortgage operations.  SNMC is a mortgage lender incorporated under the laws of the State of Utah. SNMC is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SNMC obtains loans primarily from independent brokers and correspondents. SNMC funds the loans from internal cash flows and lines of credit from financial institutions. SNMC receives fees from the borrowers and other secondary fees from third party investors who purchase the loans from SNMC. SNMC sells its loans to third party investors and does not retain servicing to these loans. SNMC pays the brokers and correspondents a commission for loans that are brokered through SNMC.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

1) Significant Accounting Policies (Continued)

The mortgage industry is currently experiencing substantial change due to higher than expected delinquencies from subprime loans.  The market for new subprime loans has been substantially reduced and several mortgage companies whose primary product was subprime mortgage originations have ceased operations.  The Company funded $5,504,800 (0.14% of the Company’s production) in subprime loans during the twelve months ending December 31, 2007 and has currently eliminated subprime loans from its product offerings. The Company believes that its potential losses from subprime loans are minimal

The industry problem with subprime mortgages has created a volatile secondary market for other products, especially alternative documentation (Alt A) loans. Alt A loans are typically offered to qualified borrowers who have relatively high credit scores but are not required to provide full documentation to support personal income and assets owned. Alt A loans can have a loan to value ratio as high as 100%. As a result of these changes, the Company is not offering these loans. Alt A loans represented approximately 21% of the Company’s production for the six months ended June 30, 2007, only 5% of the production for the third quarter and 0% for the fourth quarter.

As a consequence of these changes in the industry for Alt A loans, SNMC suffered a pre-tax loss for the twelve months ended December 31, 2007 of approximately $1,475,816. The greatest impact of the operating loss was experienced in July 2007 when there were very little secondary gains.  The secondary market improved in subsequent months decreasing the size of the monthly operating loss and the last three months of 2007 the   mortgage operations showed a significant profit. In response to the change in market conditions, management increased loan fees, lowered commissions, closed unprofitable branches, obtained more favorable borrowing terms from warehouse lenders, and reduced corporate expenses.  Even though the market changed for Alt A loans, SNMC was able to maintain volume in the third and fourth quarters by increasing its production of other mortgage products, primarily government and conforming loans.

As of December 31 2007, the Company was holding a total of $24,590,554 in Alt A loans that had not been settled by investors.  This was reduced from $88,580,948 as of June 30, 2007.  The market for the remaining Alt A loans is uncertain and if the Company is unable to sell its Alt A loans it will be required to assume the risk of holding and servicing such loans.  If warehousing lines are not available, the Company believes it has adequate liquidity through its life insurance operations to carry such loans until purchased by investors.

Even though market conditions have improved somewhat, the Company expects further significant industry challenges to continue through the remainder of 2008.  Under these circumstances it is difficult to predict profitability, if any.  Profitability may be impacted by volume reduction, changes in margins, increased borrowing costs, and future loan losses.  Management has taken and will continue to take a number of actions in response to the changing market conditions.  These include offering Alt A loans on a limited basis, closing unprofitable branch offices, obtaining new warehousing agreements at a lower interest rates, and expense reduction initiatives.

During the twelve months ending December 31, 2007, the Company experienced loan losses of $5,467,000.    This amount was charged against the provision for loan losses.  The balance of the reserve for loan losses at December 31, 2007 was $2,356,000. The provision for loan losses is included in other general and administrative expenses.  Because of the market conditions, the Company has increased its monthly loan loss to 12.5 basis points of total production.  The Company believes the loan loss reserves are sufficient to cover reasonably foreseeable future loan losses and that its formula for determining the provision for such reserves is adequate.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

1) Significant Accounting Policies (Continued)

On June 12, 2007, Security National Life Insurance Company entered into a revolving line of credit with a financial institution to borrow up to $40,000,000. The revolving line of credit is secured by commercial mortgages and construction loans.  The terms of the revolving line of credit is for a one year term and interest is based upon the one year LIBOR rate (6.95% as of December 31, 2007).  Accrued interest will be paid on a  monthly basis, with the principal, together with any outstanding accrued interest, to be paid in full on June 12, 2008.  Security National Life Insurance Company intends to use this financing to provide short term liquidity for its commercial mortgage, construction and warehouse lending operations of its affiliate SecurityNational Mortgage Company.  The amount outstanding as of December 31, 2007 was $6,500,000.

Recently, SecurityNational Mortgage Company renewed its warehouse lines of credit with its non affiliated warehouse lenders.  The total amount available under these lines of credit is $450,000,000.  The terms of the lines of credit are for one year, with interest rates ranging from 1.5% to 1.75% over the three month LIBOR rate(6.52% to 6.77% as of December 31, 2007).

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
Years Ended December 31, 2007, 2006, and 2005

1) Significant Accounting Policies (Continued)

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have an impact on the total liabilities or shareholders’ equity of the Company.

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

The Company also has one variable option plan (the “1987 Plan”). In accordance with SFAS 123R for 2007 and 2006 and APB Opinion No. 25 for 2005, compensation cost related to options granted and outstanding under this plan is estimated and recognized over the period of the award based on changes in the current market price of the Company’s stock over the vesting period. Options granted under the 1987 Plan are exercisable for a period of ten years from the date of grant.  No compensation was recognized under SFAS 123R for 2007 and 2006 or under APB 25 for 2005.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

1) Significant Accounting Policies (Continued)

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation cost of $20,120 has been recognized for these plans under SFAS 123R for 2007 and 2006 and no compensation under APB 25 for 2005. Had compensation cost for 2005 and  for these plans been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123R, the Company’s net earnings and basic and diluted earnings per share would have been reduced as follows:

Year Ended December 31,
2005
Net earnings, as reported	$3,487,880
Total stock-based employee compensation recognized	--
Total stock-based employee compensation expense determined under fair value based method for all awards	(676,920)

Pro forma net earnings	$2,810,960

Basic earnings per share, as reported	$0.48
Diluted earnings per share as reported	$0.48
Basic earnings per share, pro forma	$0.39
Diluted earnings per share, pro forma	$0.38

The weighted-average fair value of each option granted in 2007 under the 2006 Plan, is estimated at $2.35 as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 47%, risk-free interest rate of 3.4%, and an expected life of ten years. For the year ended December 31, 2007, the Company calculated compensation expense of $12,440 related to stock options.

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

The Company generally estimates the expected life of the options based upon the contractual term of the options.  Future volatility is estimated based upon the historical volatility of the Company’s Class A common stock over a period equal to the estimated life of the options.  Common stock issued upon exercise of stock options are generally new share issuances rather than from treasury shares.  Future compensation relating to non-vested stock options at December 31, 2007 is not material.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

1) Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SAFS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends SFAS No. 133 , Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them),  the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008.  The Company has not yet determined the effects on our consolidated financial statements, if any, that may result upon the adoption of SFAS 161.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

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

Southern Security Life - Sale

On December 29, 2006, the Company, through its wholly owned subsidiary, Security National Life, entered into an agreement to sell Southern Security Life to American Network Insurance Company ("American Network"), a Pennsylvania corporation and wholly owned subsidiary of Penn Treaty America Corporation, a Pennsylvania corporation. The transaction was subject to and conditioned upon the subsequent approval of the transaction by the Florida Office of Insurance Regulation, the Florida Department of Financial Services, and the Pennsylvania Department of Insurance by an agreed upon date.

The transaction to sell Southern Security Life was rescinded because the regulatory authorities did not approve the transaction as required. As a result of the rescission of the transaction, Articles of Dissolution of Security National Life were filed with the Florida Division of Corporations on December 24, 2007. The filing of the Articles of Dissolution completed the liquidation of Southern Security Life in accordance with the terms of the Agreement and Plan of Complete Liquidation of Southern Security Life into Security National Life, which had been approved on December 12, 2005.

On March 5, 2007, the Company received a proposed consent order from the Florida Office of Insurance Regulation concerning the New Success Life Program, the higher education product previously marketed and sold by Southern Security Life and now marketed and sold by Security National Life. The proposed order states that as a result of the investigation the Florida Office of Insurance Regulation has determined that Southern Security Life violated Florida law (i) by knowingly making statements, sales presentations, omissions or comparisons that misrepresented the benefits, advantages, or terms of the New Success Life Program, and (ii) by knowingly making, advertisements, announcements, or statements containing representations that were untrue or misleading.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

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

Moreover, the written notice is to provide an opportunity for the Florida consumers who purchased the New Success Life Program on or after January 1, 1998 to cancel their policy and be given a full refund, including all premiums paid, together with interest at the agreed upon rate in the original contract.  If each of the Florida consumers who purchased the New Success Life Program after January 1, 1998 was to cancel his or her policy and receive a refund, the cost to the Company to refund all premiums paid, including interest, would be approximately $8,200,000.

The proposed consent order would also require Security National Life and Southern Security Life to issue refunds including interest to the eleven policyholders whose affidavits were taken in connection with the administrative complaint that the Florida Office of Insurance Regulation had previously filed against Franz Wallace, the former National Sales Director of Southern Security Life.  Security National Life and Southern Security Life would additionally be required to issue refunds, including interest, to any Florida policyholder in the New Success Life Program who had filed a complaint with the Florida Department of Financial Services or whose coverage had lapsed.  Furthermore, Security National Life and Southern Security Life would be required to notify the state insurance department in each state in which the New Success Life Program is marketed of the order and any complaint that Southern Security Life received relating to the New Success Life Program from policyholders in that state.  Finally, Security National Life and Southern Security Life would be required to pay the Florida Office of Insurance Regulation a penalty of $100,000 and administrative costs of $5,000.

The Company disputes the terms of the proposed consent order.  The Company is not aware of specific concerns that the Florida Office of Insurance Regulation has with the New Success Life Program because it has received no administrative complaint from the Florida Office nor is it aware of any recent market conduct examination that the Florida Office has conducted relative to the program.  The Company intends to vigorously oppose the proposed consent order.  The Company is currently engaged in discussions with the Florida Office of Insurance Regulation in an effort to settle the dispute concerning the proposed order.  If the Company is unable to reach a satisfactory resolution with the Florida Office with respect to the terms of the proposed consent order and the Florida Office of Insurance Regulation issues a similar order, the Company intends to take action necessary to protect its rights and interests, including requesting a hearing before an administrative law judge to oppose the order.

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
Years Ended December 31, 2007, 2006, and 2005

2) Acquisitions (Continued)

The shareholders of Memorial Insurance Company received payment for their shares by means of distributions, with Security National Life and Southern Security Life simultaneously contributing sufficient capital and surplus to Memorial Insurance Company to maintain its status as an admitted insurer in good standing in the state of Arkansas.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition of Memorial Insurance Company of America on December 29, 2005:

Memorial
Assets:
Cash received	$1,722,238
Value of business acquired	251,086
Investments	29,816,841
Policy loans	34,575
Receivables	388,374
Accrued investment income	302,923
Property and equipment	156,003
Total assets acquired	32,672,040

Liabilities:
Future life, annuity and other benefits	30,326,086
Other liabilities	417,817
Deferred income taxes	1,928,137
Total liabilities assumed	32,672,040

Net assets acquired	$--

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005
2) Acquisitions (Continued)

C & J Financial, LLC

On July 16, 2007, the Company acquired all of the membership interests of C & J Financial, LLC. The results of C & J Financial’s operations have been included in the consolidated financial statements from July 16, 2007. C & J Financial provides financing to funeral homes and mortuaries throughout the United States similar to the Company’s Fast-Funding operations and the acquisition is intended to expand the Company’s Fast-Funding operations. The aggregate purchase price was $1,631,500 and consisted of the payment of $1,250,000 of cash at closing and the issuance of a $381,500 promissory note. The Company further agreed to cause C & J Financial to pay a $1,971,764 note payable to a bank that was guaranteed by the sellers. In addition, C & J Financial entered into an obligation payable to one of the sellers for an operating lease of office space for three years. The estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition were as follows:

Loans receivable	$3,178,901
Other current assets	55,295
Office furniture and equipment	18,078
Goodwill	391,847
Total assets	3,644,121
Note payable to bank, current	(1,971,764)
Other current liabilities	(40,857)
Net Assets Acquired	$1,631,500

The excess of the purchase price over the fair value of the identifiable assets of $391,847 was assigned to goodwill.

Capital Reserve Life Insurance Company

On December 20, 2007, the Company, through its wholly owned subsidiary, Security National Life, acquired all of the outstanding common stock of Capital Reserve Life Insurance Company, a Missouri domiciled insurance company. The results of Capital Reserve Life’s operations have been included in the consolidated financial statements from December 17, 2007. Capital Reserve Life sells and services life insurance, annuity products, accident and health insurance, and funeral plan insurance, which are consistent with and will expand the Company’s business. The aggregate purchase price was $2,419,164, of which $452,404 was paid in cash at closing to the selling shareholders and $1,966,760, net of $133,240 overpaid, was placed into an escrow account with the Company’s attorney.

Capital Reserve Life is a defendant in a law suit for unpaid bonuses allegedly due to a former employee in the amount of $1,486,045 (the “Russell Litigation”). The funds deposited into the escrow are to pay any liability that may be determined to be due under the Russell Litigation including interest, attorney's fees, and related expenses. The funds placed in the escrow account are to remain in escrow until the litigation is resolved and are then to be paid to the former shareholders of Capital Reserve after the payment of any judgment or settlement and related attorney’s fees and other costs incurred in the Russell Litigation. The former shareholders of Capital Reserve Life have indemnified Security National Life and Capital Reserve Life for any payments that may be required to be made by Capital Reserve Life in excess of the funds in the escrow. The former shareholders additionally agree to be solely responsible for the Russell Litigation following the closing of the acquisition, including all decisions related to defending Capital Reserve in the litigation.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

2) Acquisitions (Continued)

The $2,100,000 of funds held in escrow by the Company’s attorney have been included in the accompanying consolidated balance sheet at December 31, 2007 in receivables with the $1,966,760 liability payable to the shareholders included in other liabilities and accrued expenses. The assets acquired and the liabilities assumed were recognized at their fair values with the excess of the purchase price allocated to value of business acquired. Value of business acquired is being amortized over the estimated term of the insurance policies acquired of 30 years. The estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition were as follows:

Investment in securities	$23,146,994
Policy and other loans	573,821
Accrued investment income	274,370
Receivables	143,183
Furniture and equipment	112,324
Value of business acquired	765,787
Total assets acquired	25,016,479
Future life, annuity and other benefits	(21,888,930)
Checks written in excess of cash in bank	(524,528)
Other liabilities and accrued expenses	(183,857)
Total Liabilities Assumed	(22,597,315)
Fair Value of Net Assets Acquired	$2,419,164

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisition of Memorial Insurance Company had occurred on January 1, 2005 and the acquisitions of C & J Financial and Capital Reserve Life had occurred at the beginning of the years ended December 31, 2007 and 2006. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisitions occurred on those dates and may not reflect the operations that will occur in the future:

	For the Years Ended
	December 31,
(Unaudited)	2007	2006	2005
Total revenues	$213,717,000	$159,546,000	$133,609,000
Net earnings	$2,756,000	$5,402,000	$4,325,000
Net earnings per Class A equivalent common share	$0.29	$0.73	$0.63
Net earnings per Class A equivalent common share assuming dilution	$0.28	$0.72	$0.63

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

3) Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2007 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2007:
Fixed maturity securities held to maturity carried at amortized cost; at amortized cost:

Bonds:
U.S. Treasury securities and obligations of U.S Government agencies	$21,259,020	$262,841	$(95,806)	$21,426,055

Obligations of states and political subdivisions	1,125,955	50,742	(6,577)	1,170,120

Corporate securities including public utilities	84,087,132	534,929	(2,596,849)	82,025,212

Mortgage-backed securities	8,917,306	52,078	(470,387)	8,498,997

Redeemable preferred stock	1,506,603	2,287	(152,750)	1,356,140

Total fixed maturity securities held to maturity	$116,896,016	$902,877	$(3,322,369)	$114,476,524

Securities available for sale carried at estimated fair value:
Fixed maturity securities available for sale:

U.S. Treasury securities and obligations of U.S. Government agencies	$98,131	$21,596	$ ---	$119,727

Corporate securities including public utilities	2,679,854	81,339	---	2,761,193

Total fixed maturity securities available for sale	$2,777,985	$102,935	$ ---	$2,880,920

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

3)  Investments (Continued)

		Gross		Gross	Estimated
	Amortized	Unrealized		Unrealized	Fair
	Cost	Gains		Losses	Value
December 31, 2007:

Equity securities available for sale:

Non-redeemable preferred stock	$20,281	$	---	$(3,632)	$16,649

Common stock:

Public utilities	411,992		422,865	(13,627)	821,230
Banks, trusts and insurance companies	520,683		1,032,033	(21,662)	1,531,054
Industrial, miscellaneous and all other	1,469,936		2,549,020	(487,597)	3,531,359

Total equity securities available for sale	$2,422,892		$4,003,918	$(526,518)	$5,900,292

Total securities available for sale carried at estimated fair value	$5,200,877		$4,106,853	$(526,518)	$8,781,212

Mortgage loans on real estate and construction loans:
Residential	$21,636,722	$	---	$(1,435,131)	$20,201,591
Residential construction	37,843,883		---	---	37,843,883
Commercial	34,838,581		---	---	34,838,581
Less: Allowance for loan losses	(1,435,131)		---	1,435,131	---
Total mortgage loans on real estate and construction loans	$92,884,055	$	---	$ ---	$92,884,055

Real estate – net of depreciation	$7,946,304

Policy, student and other loans	$16,860,874

Short-term investments	$5,337,367

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

3) Investments (Continued)

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2006 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2006:
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$14,237,522	$105,720	$(287,625)	$14,055,617

Obligations of states and political subdivisions	1,189,165	51,099	(4,361)	1,235,903

Corporate securities including public utilities	72,755,683	1,036,087	(539,122)	73,252,648

Mortgage-backed securities	9,511,196	59,004	(331,484)	9,238,716

Redeemable preferred stock	623,953	16,240	(500)	639,693

Total fixed maturity securities held to maturity	$98,317,519	$1,268,150	$(1,163,092)	$98,422,577

Securities available for sale carried at estimated fair value:
Fixed maturity securities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$597,937	$19,365	$--	$617,302

Corporate securities including public utilities	2,713,641	86,588	--	2,800,229

Total fixed maturity securities available for sale	$3,311,578	$105,953	$--	$3,417,531

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

3) Investments (Continued)
		Gross		Gross	Estimated
	Amortized	Unrealized		Unrealized	Fair
	Cost	Gains		Losses	Value
December 31, 2006:

Equity securities available for sale:

Non-redeemable preferred stock	$20,281	$	-----	$(2,719)	$17,562

Common stock:

Public utilities	411,999		391,020	(10,557)	792,462
Banks, trusts and insurance companies	559,683		909,209	(21,265)	1,447,627
Industrial, miscellaneous and all other	1,173,702		2,265,431	(435,089)	3,004,044

Total equity securities available for sale	$2,165,665		$3,565,660	$(469,630)	$5,261,695

Total securities available for sale carried at estimated fair value	$5,477,243		$3,671,613	$(469,630)	$8,679,226

Mortgage loans on real estate and construction loans:
Residential	$15,992,983	$	----	$(1,026,576)	$14,966,407
Residential construction	25,465,382		----	----	25,465,382
Commercial	44,703,222		----	----	44,703,222
Less: Allowance for loan losses	(1,026,576)		---	1,026,576	---

Total mortgage loans on real estate and construction loans	$85,135,011	$	----	$ ----	$85,135,011

Real estate, net of depreciation	$5,002,853

Policy, student and other loans	$12,846,986

Short-term investments	$4,586,828

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

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

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Held to Maturity:
Due in 2008	$2,926,829	$2,865,709
Due in 2009 through 2012	8,625,365	8,609,382
Due in 2013 through 2017	26,452,256	26,211,427
Due after 2017	68,467,656	66,934,869
Mortgage-backed securities	8,917,307	8,498,997
Redeemable preferred stock	1,506,603	1,356,140
Total held to maturity	$116,896,016	$114,476,524

	Amortized	Estimated Fair
	Cost	Value
Available for Sale:
Due in 2008	$1,601,744	$1,616,772
Due in 2009 through 2012	1,078,110	1,144,421
Due in 2013 through 2017	-	-
Due after 2017	98,131	119,727
Non-redeemable preferred stock	20,281	16,649
Common stock	2,402,611	5,883,643
Total available for sale	$5,200,877	$8,781,212

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

3) Investments (Continued)

The Company’s realized gains and losses from investments and other assets are summarized as follows:

	2007	2006	2005
Fixed maturity securities held to maturity:
Gross realized gains	$94,984	$1,282	$2,593
Gross realized losses	(27,065)	(28,439)	--

Securities available for sale:
Gross realized gains	175,990	106,252	56,651
Gross realized losses	(860)	(12,996)	(561)

Other assets	764,525	825,205	15,563
Total	$1,007,574	$891,304	$74,246

Generally gains and losses from held to maturity securities are a result of early calls and related amortization of premiums or discounts.

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 3.75 % to 19.125%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At December 31, 2007, the Company has 59 % of its mortgage loans from borrowers located in the state of Utah. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $1,435,131 and $1,026,576 at December 31, 2007 and 2006, respectively.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available for sale securities) at December 31, 2007, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	2007	2006	2005
Fixed maturity securities	$6,045,141	$5,893,909	$4,602,518
Equity securities	161,850	132,521	84,611
Mortgage loans on real estate	6,759,943	6,884,991	5,267,027
Real estate	1,273,652	1,159,572	1,636,413
Policy, student and other loans	707,068	713,798	674,826
Short-term investments, principally gains on sale of mortgage loans and other	18,898,925	10,409,719	8,642,669
Gross investment income	33,846,579	25,194,510	20,908,064
Investment expenses	(1,890,135)	(1,948,879)	(1,521,493)
Net investment income	$31,956,444	$23,245,631	$19,386,571

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

3) Investments (Continued)

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of approximately $ 943,000, $936,000 and $904,000 for 2007, 2006, and 2005, respectively.

Investment expenses consist primarily of depreciation, property taxes and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $10,550,394 at December 31, 2007 and $7,248,075 at December 31, 2006.  The restricted securities are included in various assets under investments on the accompanying consolidated balance sheets.

4) Receivables

Receivables consist of the following:
	2007	2006
Trade contracts	$8,870,303	$8,114,563
Advances receivables from sales agents	2,463,799	2,146,507
Contract for sale of Southern Security Life	-	4,365,887
Held in Escrow – Capital Reserve Life	2,100,000	-
Other	1,602,765	1,117,553
Total receivables	15,036,867	15,744,510
Allowance for doubtful accounts	(1,293,185)	(866,392)
Net receivables	$13,743,682	$14,878,118

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

5) Value of Business Acquired

Information with regard to value of business acquired is as follows:

	2007	2006	2005
Balance at beginning of year	$11,882,047	$12,663,221	$14,053,497
Value of business acquired	765,787	210,926	(292,667)

Imputed interest at 7%	824,502	851,702	935,085
Amortization	(1,786,256)	(1,843,802)	(2,032,694)
Net amortization charged to income	(961,754)	(992,100)	(1,097,609)
Balance at end of year	$11,686,080	$11,882,047	$12,663,221

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $930,000, $896,000, $863,000, $830,000 , and $789,000  for the years 2008 through 2012. Actual amortization may vary based on changes in assumptions or experience.

6) Property and Equipment

The cost of property and equipment is summarized below:

	December 31,
	2007	2006
Land and buildings	$17,232,624	$17,040,687
Furniture and equipment	14,743,513	12,024,948
	31,976,137	29,065,635
Less accumulated depreciation	(17,147,438)	(15,006,106)

Total	$14,828,699	$14,059,529

7) Bank Loans Payable

Bank loans payable are summarized as follows:

	December 31,
	2007	2006
6% note payable in monthly installments of $5,693 including principal and interest, collateralized by real property, with a book value of approximately $776,000, due September 2010.	$534,311	$564,254

6.34% note payable in monthly installments of $13,556 including principal and interest, collateralized by real property with a book value of approximately $629,000, due November 2017.	1,322,676	1,379,158

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

7) Bank Loans Payable (Continued)

	December 31,
	2007	2006
Bank prime rate less 1.35% (6.90% at December 31, 2006) note payable in monthly installments of $2,736 including principal and interest, collateralized by 15,000 shares of Security National Life Insurance Company stock, paid in full in 2007.	--	4,827

5.87% note payable with interest and monthly principal payments of $134,000, collateralized by 15,000 shares of Security National Life Insurance Company Stock, due January 2010.	3,129,896	4,569,116

Bank prime rate less .5% (6.75% at December 31, 2007) revolving line of credit of $3,750,000, accrued interest paid monthly, unpaid balance due June 2008	500,000	250,000

One year LIBOR rate (6.95% at December 31, 2007) revolving line of credit of $40,000,000 collateralized by commercial and residential loans, accrued interest paid monthly, unpaid balance due June 2008	6,500,000	--

Mark to market of interest rate swaps (discussed below) adjustment	26,941	(133,080)

Other collateralized bank loans payable	538,842	289,069
Total bank loans	12,552,666	6,923,344

Less current installments	8,842,885	3,118,842
Bank loans, excluding current installments	$3,709,781	$3,804,502
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

Information regarding the swaps is as follows as of December 31, 2007:

Weighted average variable interest rate of the hedged bank loans (prime less .5%)	6.75%
Weighted average fixed interest rate of the swaps	6.18%
Market value of the swaps- potential unrealized gain position	$26,941

The respective market values of the swaps are derived from proprietary models of the financial institution with whom the Company purchased the swaps and from whom the Company obtained the hedged bank loans.

See Note 8 for summary of maturities in subsequent years.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

8) Notes and Contracts Payable

Notes and contracts payable are summarized as follows:

	December 31,
	2007	2006
Unsecured note payable due to former stockholders of Deseret Memorial, Inc. resulting from the acquisition of such entity. Amount represents the present value, discounted at 8%, of monthly annuity payments of $5,900, due September 2011.	$222,538	$279,853

9% note payable in monthly installments of $10,000 including principal and interest, collateralized by real property, with a book value of approximately $2,908,000, due July 2008.	82,006	209,322

5% note payable to a former owner of C & J Financial due in monthly installments of $16,737 including principal and interest, due July 2009.	305,129	--

Other notes payable	209,137	258,013
Total notes and contracts payable	818,810	747,188
Less current installments	344,462	202,964

Notes and contracts, excluding current installments	$474,348	$544,224

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

2008	$9,187,347
2009	2,094,408
2010	776,223
2011	263,501
2012	180,379
Thereafter	869,618
Total	$13,371,476

Interest paid approximated interest expense in 2007, 2006 and 2005.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

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

The components of the non-controlling interests in perpetual care trusts are as follows:

	December 31
	2007	2006
Trust investments, at market value	$1,604,600	$1,306,984
Note receivables from Cottonwood Mortuary and Singing Hills Cemetery eliminated in consolidation	1,140,702	1,158,863
Other	(271,544)	(187,337)
Non-controlling interest	$2,473,758	$2,278,510

The Company has established and maintains certain restricted trust investments to provide for future merchandise and service obligations incurred in connection with its pre-need sales. Such amounts are reported as pre-need funeral and cemetery trust investments of cemeteries and mortuaries in the accompanying consolidated balance sheets.

Assets in the restricted asset account are summarized as follows:

	December 31,
	2007	2006
Cash and cash equivalents	$843,355	$673,262
Mutual funds	301,223	332,960
Fixed maturity securities	8,775	8,775
Equity securities	77,638	77,778
Participation in mortgage loans with Security National Life	4,480,063	4,338,095
Total	$5,711,054	$5,430,870

10)  Income Taxes

The Company’s income tax liability at December 31 is summarized as follows:

	December 31,
	2007	2006
Current	$380,171	$690,171
Deferred	15,799,425	15,897,113
Total	$16,179,596	$16,587,284

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

10)  Income Taxes (Continued)

Significant components of the Company’s deferred tax (assets) and liabilities at December 31 are approximately as follows:

	2007	2006
Assets
Future policy benefits	$(4,417,044)	$(3,667,170)
Unearned premium	(1,848,396)	(1,672,173)
Other	(1,684,564)	(434,239)
Less: Valuation allowance	5,113,793	4,818,494
Total deferred tax assets	(2,836,211)	(955,088)

Liabilities
Deferred policy acquisition costs	8,462,764	7,374,960
Value of business acquired	4,269,546	4,338,358
Installment sales	2,773,683	2,232,103
Trusts	1,579,181	1,257,376
Tax on unrealized appreciation	1,550,462	1,649,404
Total deferred tax liabilities	18,635,636	16,852,201
Net deferred tax liability	$15,799,425	$15,897,113

The increase in the valuation allowance was $295,309 and $4,818,484 during 2007 and 2006, respectively. The Company paid $875,825, $173,389 and $37,960 in income taxes for 2007, 2006 and 2005, respectively. The Company’s income tax expense (benefit) is summarized as follows:

	2007	2006	2005
Current	$375,825	$617,203	$377,732
Deferred	481,810	1,153,985	862,024
Total	$857,635	$1,771,188	$1,239,756

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

	2007	2006	2005
Computed expense at statutory rate	$1,061,831	$2,344,517	$1,607,396
Special deductions allowed small life insurance companies	(330,804)	(624,438)	(399,820)
Dividends received deduction	--	(2,040)	(5,780)
Other, net	126,608	53,149	37,960
Tax expense	$857,635	$1,771,188	$1,239,756

A portion of the life insurance income earned prior to 1984 was not subject to current taxation but was accumulated for tax purposes, in a “policyholders’ surplus account.”  Under provisions of the Internal Revenue Code, the policyholders’ surplus account was frozen at its December 31, 1983 balance and will be taxed generally only when distributed. Congress passed changes to the tax code, which exempts distributions from tax if such distributions are made in the years 2005 through 2007. The Company took advantage of these changes and made distributions in 2006 of its policyholders surplus account ($4,152,318). The Company does not have a net operating loss carry forward.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

10)  Income Taxes (Continued)

The Company has deducted estimated loan losses,  and estimated future payments to investors of mortgage loans that may not be allowed upon examination. The reversal of the deductions would create $983,000 of deferred tax assets and have therefore not been recognized as current income taxes at December 31, 2007.

11) Reinsurance, Commitments and Contingencies

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $30,000 to $75,000 during the years 2007 and 2006. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to $1,190,843,000 (unaudited) at December 31, 2007 and $1,388,552,000 (unaudited) at December 31, 2006.

As part of the acquisition of Southern Security, the Company had a co-insurance agreement with The Mega Life and Health Insurance Company (“MEGA”). On December 31, 1992 Southern Security ceded to MEGA 18% of all universal life policies in force at that date. MEGA is entitled to 18% of all future premiums, claims, policyholder loans and surrenders relating to the ceded policies. In addition, Southern Security received certain commission and expense reimbursement. Effective January 1, 2006, Southern Security entered into a Reinsurance Recapture Agreement with MEGA wherein the policies reinsured under the Reinsurance Agreement between the Company and MEGA dated December 31, 1992, as amended was recaptured. During February 2006 MEGA transferred assets and liabilities of approximately $6,582,000 to Southern Security. Consideration paid by Southern Security to MEGA was $200,000.

The Company has commitments to fund residential construction loans.  As of December 31, 2007 the Company had commitments of $55,339,000 for these loans of which $37,859,000 had been funded.  These loans are for new construction.  The Company will advance funds once the work has been completed and an independent inspection is made.  The maximum loan commitment ranges between 50% to 80% of appraised value.  The Company receives fees from the borrowers and the interest rate is generally 1% to 2% over the bank prime rate (7.25% as of December 31, 2007).  Maturities range between six and twelve months.

The City of Phoenix (in Arizona) began condemnation proceedings during 2004 on the property where the Camelback Funeral Home was located for purposes of constructing a light rail facility. The city placed $1,200,000 in escrow to pay the Company for the property that was condemned. The carrying amount on the Company’s financial statements for the land and building of the Camelback Funeral Home at December 31, 2005 was $678,889. The Company has had an independent appraisal and negotiated a higher sales price with the city. In July 2006, the Company settled with the City of Phoenix for a sales price of $1,440,000. As a result of the sale, the Company recognized a gain of $760,231 during the third quarter of 2006. The first payment of $1,200,000 was made by the City of Phoenix in August 2006, with the remaining amount of $240,000 paid in 2007, together with interest of  $172,000 .

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

11) Reinsurance, Commitments and Contingencies (Continued)

In June 2007, the Company completed the sale of the Colonial Funeral Home property to the Utopia Station Development Corp. for $730,242, net of selling costs of $44,758.  The Colonial Funeral Home ceased operations in July 2006 and has been inactive since that date.  The carrying amount on the Company's financial statements on June 20, 2007 was $148,777.  As a result of the sale, including payment of selling expenses, the Company recognized a gain of $581,465.  The Company received an initial payment of $15,242, with the remaining amount due of $715,000 to be paid in a lump sum within a year from the date of sale.  The gain has been included as a part of realized gains on investments and other assets in the Company's condensed consolidated statement of earnings.

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to five years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2007, are approximately as follows:

Years Ending
December 31:
2008	$1,404,000
2009	971,000
2010	468,000
2011	229,000
2012	75,000
Total	$3,147,000

Total rent expense related to these non-cancelable operating leases for the Years Ended December 31, 2007, 2006, and 2005 was approximately $1,957,000, $1,222,000 and $828,000, respectively.

Recently, SecurityNational Mortgage Company renewed its warehouse lines of credit with its non affiliated warehouse lenders.  The total amount available under these lines of credit is $450,000,000.  The terms of the lines of credit are for one year, with interest rates ranging from 1.5% to 1.75% over the three month LIBOR rate (6.52% to 6.77% as of December 31, 2007).

At December 31, 2007, the Company was contingently liable under a standby letter of credit aggregating $213,411, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's self-insurance casualty program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero.

The Company is self insured for certain casualty insurance and health benefit programs.   Self-Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverages. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party administrators and actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At December 31, 2007, $403,181 of reserves was established related to such insurance programs versus $100,324 at December 31, 2006.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

11) Reinsurance, Commitments and Contingencies (Continued)

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

On March 5, 2007, the Company received a proposed consent order from the Florida Office of Insurance Regulation concerning the New Success Life Program, the higher education product currently marketed and sold by Southern Security Life.  The proposed order states that as a result of the investigation the Florida Office of Insurance Regulation has determined that Southern Security Life violated Florida law (i) by knowingly making statements, sales presentations, omissions or comparisons that misrepresented the benefits, advantages, or terms of the New Success Life Program, and (ii) by knowingly making advertisements, announcements, or statements containing representations that were untrue or misleading.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

11) Reinsurance, Commitments and Contingencies (Continued)

Moreover, the written notice is to provide an opportunity for the Florida consumers who purchased the New Success Life Program on or after January 1, 1998 to cancel their policy and be given a full refund, including all premiums paid, together with interest at the agreed upon rate in the original contract.  If each of the Florida consumers who purchased the New Success Life Program after January 1, 1998 was to cancel his or her policy and receive a refund, the cost to the Company to refund all premiums paid, including interest, would be approximately $8,200,000.

The proposed consent order would also require Security National Life and Southern Security Life to issue refunds including interest to the eleven policyholders whose affidavits were taken in connection with the administrative complaint that the Florida Office of Insurance Regulation had previously filed against Franz Wallace, the former National Sales Director of Southern Security Life.  Security National Life and Southern Security Life would additionally be required to issue refunds, including interest, to any Florida policyholder in the New Success Life Program who had filed a complaint with the Florida Department of Financial Services or whose coverage had lapsed.  Furthermore, Security National Life and Southern Security Life would be required to notify the state insurance department in each state in which the New Success Life Program is marketed of the order and any complaint that Southern Security Life received relating to the New Success Life Program from policyholders in that state.  Finally, Security National Life and Southern Security Life would be required to pay the Florida Office a penalty of $100,000 and administrative costs of $5,000.

The Company disputes the terms of the proposed consent order.  The Company is not aware of specific concerns that the Florida Office of Insurance Regulation has with the New Success Life Program because it has received no administrative complaint from the Florida Office of Insurance Regulation nor is it aware of any recent market conduct examination that the Florida Office has conducted relative to the program.  The Company intends to vigorously oppose the proposed consent order.  The Company is currently engaged in discussions with the Florida Office of Insurance Regulation in an effort to settle the dispute concerning the proposed order.  If the Company is unable to reach a satisfactory resolution with the Florida Office of Insurance Regulation with respect to the terms of the proposed consent order and the Florida Office issues a similar order, the Company intends to take action necessary to protect its rights and interests, including requesting a hearing before an administrative law judge to oppose the order.

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

12) Retirement Plans

The Company and its subsidiaries have a noncontributory Employee Stock Ownership Plan (ESOP) for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,000 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

(12) Retirement Plans (Continued)

The Company’s contributions are allocated to eligible employees based on the ratio of each eligible employee’s compensation to total compensation for all eligible employees during each year. ESOP contribution expense totaled $176,061, $138,286, and $131,524 for 2007, 2006 and 2005, respectively. At December 31, 2007 the ESOP held 586,914 shares of Class A and 1,712,228 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has a 401(k) savings plan covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of  the  Internal Revenue  Code. The plan allows participants to make pretax contributions up to a maximum of $15,500, $15,000, and $14,000 for the years 2007, 2006 and 2005, respectively or the statutory limits.

The Company may match up to 50% of each employee’s investment in Company stock, up to 1/2 of 1% of the employee’s total annual compensation. The Company’s match will be Company stock and the amount of the match will be at the discretion of the Company’s Board of Directors. The Company’s matching 401(k) contributions for 2007, 2006, and 2005 were $10,001, and $8,656, $5,142, respectively. Also, the Company may contribute, at the discretion of the Company’s Board of Directors, an Employer Profit Sharing Contribution to the 401(k) savings plan. The Employer Profit Sharing Contribution shall be divided among three different classes of participants in the plan based upon the participant’s title in the Company. The Company contributions for 2007, 2006, and 2005 were $198,022, $162,584, and $135,589, respectively. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee.

Beginning January 1, 2008, the Company has elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company will match 100% of up to 3% of an employee’s total annual compensation and will match 50% of 4% to 5% of  an employee’s annual compensation. The match will be in Company Stock.

In 2001, the Company’s Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company’s contributions for 2007, 2006 and 2005 were $133,037, $125,558, and $141,710, respectively.

The Company has deferred compensation agreements with its Chief Executive Officer and its past Senior Vice President. The deferred compensation is payable on the retirement or death of these individuals either in annual installments over 10 years or in a lump sum settlement, if approved by the Board of Directors. The amount payable is $72,223 per year with cost of living adjustments each anniversary. The compensation agreements also provide that any remaining balance will be payable to their heirs in the event of their death. In addition, the agreements provide that the Company will pay the Group Health coverages for these individuals and/or their spouses. In 2007 and 2006, the Company decreased its liability for these future obligations by $9,000 and $6,000, respectively. The current balance as of December 31, 2007 is $721,000.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

12) Retirement Plans (Continued)

Under the terms of the agreement, Mr. Quist is to devote his full time to the Company serving as its President, and Chief Operating Officer at not less than his current salary and benefits. The Company also agrees to maintain a group term life insurance policy of not less than $1,000,000 on Mr. Quist’s life and a whole life insurance policy in the amount of $500,000 on Mr. Quist’s life. In the event of disability, Mr. Quist’s salary would be continued for up to five years at 75% of its current level.

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $101,200 and $88,700 in fiscal 2007 and 2006, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $587,500 and $486,300 as of December 31, 2007 and 2006, respectively.

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

In the event of a sale or merger of the Company and Mr. Beckstead is not retained in his current position, the Company would be obligated to continue Mr. Beckstead’s current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62½) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed in 2007 and 2006 approximately $43,900 and $36,200, respectively, to cover the present value of the retirement benefit of the agreement. The liability accrued is $316,900 and $273,000, as of December 31, 2007 and 2006, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

13)  Capital Stock

The following table summarizes the activity in shares of capital stock for the three-year period ended December 31, 2007:

	Class A	Class C
Balance at December 31, 2004	6,755,870	6,468,199

New shares issued for compensation	896	--
Exercise of stock options	2,550	--
Stock Dividends	338,042	322,908
Conversion of Class C to Class A	1,005	(10,047)
Balance at December 31, 2005	7,098,363	6,781,060

New shares issued for compensation	500	--
Exercise of stock options	74,520	--
Stock Dividends	359,606	338,940
Conversion of Class C to Class A	241	(2,409)
Balance at December 31, 2006	7,533,230	7,117,591

Exercise of stock options	(38,487)	1,157,626
Stock Dividends	375,413	406,217
Conversion of Class C to Class A	15,073	(150,735)

Balance at December 31, 2007	7,885,229	8,530,699

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

Stockholders of both classes of common stock have received 5% stock dividends in the years 1990 through 2007, as authorized by the Company’s Board of Directors.

The Company has Class B Common Stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B Common Stock.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

13)  Capital Stock (Continued)

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

	2007	2006	2005
Numerator:
Net income	$2,265,396	$5,124,450	$3,487,880

Denominator:
Denominator for basic earnings per share-weighted-average shares	7,573,714	7,371,549	7,297,146

Effect of dilutive securities:
Employee stock options	180,339	157,220	31,479
Stock appreciation rights	----	1,367	600
Dilutive potential common shares	180,339	158,587	32,079

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	7,754,053	7,530,136	7,329,225

Basic earnings per share	$0.30	$0.70	$0.48
Diluted earnings per share	$0.29	$0.68	$0.48

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
Years Ended December 31, 2007, 2006, and 2005

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

Activity of the 1987 Plan is summarized as follows:

	Number of Class A Shares	Option Price
Outstanding at December 31, 2004	3,323	$3.05

Adjustment for the effect of stock dividends	166

Outstanding at December 31, 2005	3,489	$2.90

Adjustment for the effect of stock dividends	175

Outstanding at December 31, 2006	3,664	$2.76

Cancelled	(3,664)

Outstanding at December 31, 2007	--	--

Exercisable at end of year	--
Available options for future grant 1987 Stock Incentive Plan	--

Weighted average contractual term of options outstanding at December 31, 2007	0 years

Aggregated intrinsic value of options outstanding at December 31, 2007	$--

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
Years Ended December 31, 2007, 2006, and 2005

14)  Stock Compensation Plans  (Continued)

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

Activity of the 1993 Plan is summarized as follows:

	Number of Class A Shares	Option Price
Outstanding at December, 2004	339,692	$1.97 - $5.35
Adjustment for the effect of stock dividends	16,664
Exercised	(2,980)
Cancelled	(3,421)

Outstanding at December 31, 2005	349,955	$1.88 - $5.10
Adjustment for the effect of stock dividends	13,345
Exercised	(53,604)
Cancelled	(29,453)

Outstanding at December 31, 2006	280,243	$1.79 - $4.86
Adjustment for the effect of stock dividends	13,891
Exercised	--
Cancelled	(2,431)

Outstanding at December 31, 2007	291,703	$1.71 - $4.62

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

14)  Stock Compensation Plans  (Continued)

	Number of Class A Shares	Option Price
Exercisable at end of year	291,703	$1.71 - $4.62

Available options for future grant 1993 Stock Incentive Plan	--

Weighted average contractual term of options outstanding at December 31, 2007	3.4 years

Aggregated intrinsic value of options outstanding at December 31, 2007	$--

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

14)  Stock Compensation Plans  (Continued)

	Number of Class A Shares	Option Price

Outstanding at December 31, 2005	20,716	$2.00 - $5.19
Adjustment for the effect of stock dividends	845
Granted	--
Exercised	(3,828)

Outstanding at December 31, 2006	17,733	$1.90 - $4.94
Adjustment for the effect of stock dividends	695
Granted	--
Exercised	(3,828)

Outstanding at December 31, 2007	14,600	$2.70 - $4.71

Exercisable at end of year	14,600	$2.70 - $4.71

Available options for future grant 2000 Director Plan	-0-

Weighted average contractual term of optionsoutstanding at December 31, 2007	1.3 years

Aggregated intrinsic value of options outstanding at December 31, 2007	$4,623

On July 11, 2003, the Company adopted the Security National Financial Corporation 2003 Stock Option Plan (the “2003 Plan”), which reserved 500,000 shares of Class A Common Stock and 1,000,000 shares of Class C Common Stock for issuance thereunder. On July 13, 2007, the Company amended the 2003 Plan to authorize an additional 400,000 shares of Class A Common Stock and an additional 1,000,000 shares of Class C common stock to be made available for issuance under the Plan.  The 2003 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress.

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
Years Ended December 31, 2007, 2006, and 2005

14)  Stock Compensation Plans  (Continued)

The 2003 Plan has a term of ten years. The Board of Directors may amend or terminate the 2003 Plan at any time, from time to time, subject to approval of certain modifications to the 2003 Plan by the shareholders of the Company as may be required by law or the 2003 Plan.

Activity of the 2003 Plan is summarized as follows:

	Number of Class A Shares	Number of Class C Shares(1)	Option Price(1)
Outstanding at January 1, 2004	--	--
Adjustment for the effect of stock dividends	7,675	50,000
Granted	153,500	1,000,000
Exercised	--	--

Outstanding at December 31, 2004	161,175	1,050,000	$3.77 - $3.08
Adjustment for the effect of stock dividends	25,404	52,500
Granted	349,000	--
Exercised	--	--
Cancelled	(2,100)	--

Outstanding at December 31, 2005	533,479	1,102,500	$2.93 - $3.68
Adjustment for the effect of stock dividends	22,823	55,125
Granted	--	--
Exercised	(63,881)	--
Cancelled	(13,125)	--

Outstanding at December 31, 2006	479,296	1,157,625	$2.79 - $3.50
Adjustment for the effect of stock dividends	21,674	--
Granted	--	--
Exercised	(44,650)	(1,157,625)
Cancelled	(1,158)	--

Outstanding at December 31, 2007	455,162	--	$2.66 - $3.33

Exercisable at end of year	455,162	--	$2.66 - $3.33

Available options for future grant 2003 Stock Incentive Plan	497,243	1,110,775

Weighted average contractual term of options outstanding at December 31, 2007	5.3 years

Aggregated intrinsic value of options outstanding at December 31, 2007	$366,052

(1)    Class “C” shares are converted to Class “A” shares on a 10 to 1 ratio. The Option Price is based on Class A Common shares.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

14)  Stock Compensation Plans  (Continued)

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

Activity of the 2006 Plan is summarized as follows:

	Number of Class A Shares	Option Price
Outstanding at December 31, 2005	--	--
Granted	4,000
Adjustment for the effect of stock dividends	200

Outstanding at December 31, 2006	4,200	$5.06
Granted	4,000
Adjustment for the effect of stock dividends	410

Outstanding at December 31, 2007	8,610	$4.82 - $3.57

Exercisable at end of year	4,412	$4.82

Available options for future grant 2006 Stock Incentive Plan	101,640

Weighted average contractual term of options outstanding at December 31, 2007	9.4 years

Aggregated intrinsic value of options outstanding at December 31, 2007	--

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

14)  Stock Compensation Plans  (Continued)

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

In connection with the exercise of such options on a cashless basis, Mr. Quist delivered and the Company indirectly repurchased a total of 58,376 shares of Class A common stock from Mr. Quist in exchange for all the Class C shares he would be entitled to receive for exercising the options.  Inasmuch as there were 6,966,849 shares of Class C common stock outstanding as of May 31, 2007 out of a total of 7,500,000 authorized shares of Class C common stock, the Company could legally issue only 533,151 shares of Class C common stock to Mr. Quist, leaving a balance of 624,474 Class C common shares owing to him.

In order to issue the additional shares of Class C common shares owing to Mr. Quist, the Board of Directors approved on July 13, 2007 an amendment to the Company's Articles of Incorporation to increase the number of Class C common shares from 7,500,000 shares to 15,000,000 shares.  Because stockholder approval was also required to amend the Company's Articles of Incorporation, the Company scheduled a special stockholders meeting on September 21, 2007 to approve the amendment to the Articles of Incorporation to increase the number of authorized shares of Class C common stock from 7,500,000 shares to 15,000,000 shares.

On September 21, 2007 the stockholders approved the amendment to the Articles of Incorporation at the special stockholders meeting that increased the number of Class C common shares to 15,000,000 shares, and, as a result, the Company was able to issue Mr. Quist the additional 624,474 shares of Class C common stock that were owed pursuant to his exercise of stock options.

15)  Statutory Reserves

Generally, the net assets of the life insurance subsidiaries available for transfer to the Company are limited to the amounts that the life insurance subsidiaries net assets, as determined in accordance with statutory accounting practices, which were $21,497,894 at December 31, 2007, exceed minimum statutory capital requirements; however, payments of such amounts as dividends are subject to approval by regulatory authorities.

The Utah, Louisiana, Arkansas and Missouri Insurance Departments impose minimum risk-based capital requirements that were developed by the National Association of Insurance Commissioners, (“NAIC”) on insurance enterprises. The formulas for determining the risk-based capital (“RBC”) specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries have a combined weighted Ratio that is greater than 353% of the first level of regulatory action.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

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
Years Ended December 31, 2007, 2006, and 2005

16)  Business Segment Information (Continued)

Factors Management Used to Identify the Enterprise’s Reportable Segments

The Company’s reportable segments are business units that offer different products and are managed separately due to the different products and the need to report to the various regulatory jurisdictions.

2007

	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$32,262,837	$13,188,655	$130,472,166	$--	$175,923,658
Net investment income	14,575,311	942,637	16,438,496	--	31,956,444
Realized gains on investments and other assets	193,109	814,465	--	--	1,007,574
Other revenues	157,670	349,789	352,947	--	860,406
Intersegment revenues:
Net investment income	6,866,489	116,004	472,785	(7,455,278)	--
Total revenues	54,055,416	15,411,550	147,736,394	(7,455,278)	209,748,082
Expenses:
Death and other policy benefits	18,353,228	--	--	--	18,353,228
Increase in future policy benefits	11,389,019	--	--	--	11,389,019
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	5,195,549	375,250	--	--	5,570,799
Depreciation	715,478	829,196	537,976	--	2,082,650
General, administration and other costs:
Intersegment	24,000	62,869	287,864	(374,733)	--
Other	14,136,583	12,581,767	129,240,135	--	155,958,485
Interest expense:
Intersegment	498,272	172,683	6,409,590	(7,080,545)	--
Other	253,720	280,506	12,736,644	--	13,270,870
Total benefits and expenses	50,565,849	14,302,271	149,212,209	(7,455,278)	206,625,051
Earnings (losses) before income taxes	$3,489,567	$1,109,279	$(1,475,815)	$--	$3,123,031
Identifable assests	$397,295,306	$61,102,244	$24,181,819	$(64,416,724)	$418,162,645
Expenditures for long-lived assets	$850,270	$1,248,701	$910,308	$--	$3,009,279

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

16)  Business Segment Information (Continued)

2006

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$30,776,491	$12,122,728	$85,112,831	$--	$128,012,050
Net investment income	13,774,225	935,487	8,535,919	--	23,245,631
Realized gains on investments and other assets	131,073	760,231	--	--	891,304
Other revenues	34,921	108,987	237,640	--	381,548
Intersegment revenues:
Net investment income	4,907,414	116,004	452,070	(5,475,488)	--
Total revenues	49,624,124	14,043,437	94,338,460	(5,475,488)	152,530,533
Expenses:
Death and other policy benefits	16,853,568	--	--	--	16,853,568
Increase in future policy benefits	10,465,268	--	--	--	10,465,268
Amortization of deferred policy acquisition costs and cost of insurance acquired	3,796,062	328,685		--	4,124,747
Depreciation	487,545	298,512	540,915	--	1,326,972
General, administrative and other costs:
Intersegment	24,000	60,672	294,828	(379,500)	--
Other	12,603,489	11,508,066	82,611,487	--	106,723,042
Interest expense:
Intersegment	546,075	177,359	4,372,554	(5,095,988)	--
Other	376,289	307,728	5,457,281	--	6,141,298
Total benefits and expenses	45,152,296	12,681,022	93,277,065	(5,475,488)	145,634,895
Earnings before income taxes	$4,471,828	$1,362,415	$1,061,395	$--	$6,895,638

Identifiable assets	$353,431,518	$54,787,639	$22,158,123	$(52,982,097)	$377,395,183

Expenditures for long-lived assets	$454,817	$670,988	$637,903	$--	$1,763,708

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

16)  Business Segment Information (Continued)

2005

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$27,170,109	$10,838,878	$71,859,272	$--	$109,868,259
Net investment income	11,080,324	967,740	7,338,507	--	19,386,571
Realized gains on investments and other assets	74,246	--	--	--	74,246
Other revenues	293,151	162,078	165,522	--	620,751

Intersegment revenues:
Net investment income	5,015,356	92,004	349,027	(5,456,387)	--
Total revenues	43,633,186	12,060,700	79,712,328	(5,456,387)	129,949,827
Expenses:
Death and other policy benefits	14,734,364	--	--	--	14,734,364
Increase in future policy benefits	9,742,218	--	--	--	9,742,218
Amortization of deferred policy acquisition costs and cost of insurance acquired	2,765,422	265,312	--	--	3,030,734
Depreciation	438,423	699,236	566,495	--	1,704,154
General, administrative and other costs:
Intersegment	--	36,672	296,664	(333,336)	--
Other	12,278,778	10,147,421	68,663,284	--	91,089,483
Interest expense:
Intersegment	422,199	172,557	4,528,295	(5,123,051)	--
Other	460,708	317,292	4,143,238	--	4,921,238
Total benefits and expenses	40,842,112	11,638,490	78,197,976	(5,456,387)	125,222,191
Earnings before income taxes	$2,791,074	$422,210	$1,514,352	$--	$4,727,636

Identifiable assets	$345,029,159	$51,281,466	$18,193,773	$(54,858,925)	$359,645,473

Expenditures for long-lived assets	$758,688	$1,155,673	$322,371	$--	$2,236,732

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

17)  Related Party Transactions

On November 19, 2007, Security National Life and Scott M. Quist entered into a Use and Buy Sale Agreement to jointly purchase a condominium located in St. George, Utah.  Mr. Quist is the Company's President and Chief Operating Officer.  The condominium is to be used for the entertainment of Security National Life's executive officers and employees, outside vendors and prospective customers. The purchase price of the condominium, including improvements and furnishings, was $538,962.  Mr. Quist paid $286,207 of that amount and Security National Life paid $252,755.

Under the terms of the agreement, Security National Life and Mr. Quist have the right to use the condominium in proportion to their respective contributions towards the purchase price, including furnishings and fixtures.  Mr. Quist is responsible for the care and maintenance of the condominium.  The payment of taxes, insurance, utilities and homeowners' fees is to be divided between Security National Life and Mr. Quist according to their respective ownership percentages.

Upon the death, disability or retirement of Mr. Quist or his separation from employment with the Company, Mr. Quist or his estate, as the case may be, shall have the right to purchase Security National Life's interest in the condominium at the original purchase price or fair market value, whichever is less. Security National Life's contribution to the purchase price of the condominium was equal to an amount of accrued but unpaid bonuses owed to Mr. Quist, which he agreed to continue to defer for the option that would allow him or his estate to purchase Security National Life's interest in the condominium upon his death, disability or retirement at the lesser of the original purchase price or fair market value.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investment in fixed maturity securities	$116,896,016	$114,476,524	$98,317,519	$98,422,577
Investment in securities available for sale	8,781,212	8,781,212	8,679,226	8,679,226
Investment in mortgage loans and construction loans	92,884,055	92,884,055	85,135,011	85,135,011
Investment in policy, student and other loans	16,860,874	16,860,874	12,846,986	12,846,986
Short-term investments	5,337,367	5,337,367	4,586,828	4,586,828
Cash and cash equivalents	5,203,060	5,203,060	10,376,585	10,376,585
Mortgage loans sold to investors	66,700,694	66,700,694	59,091,848	59,091,848
Receivables	15,036,867	15,036,867	15,603,518	15,603,518
Restricted assets of cemeteries and mortuaries	5,711,054	5,711,054	5,430,870	5,430,870
Cemetery perpetual care trust investments	1,604,600	1,604,600	1,306,984	1,306,984
Financial liabilities:
Investment-type insurance contracts	(106,939,120)	(106,939,120)	(94,284,000)	(94,284,000)
Bank loans payable, excluding interest rate swaps	(12,525,715)	(12,525,715)	(7,056,424)	(7,056,424)
Notes and contracts payable	(818,810)	(818,810)	(747,188)	(747,188)
Accounts payable	(1,833,188)	(1,833,188)	(1,820,178)	(1,820,178)
Other liabilities and accrued expenses	(14,812,845)	(14,812,845)	(11,611,033)	(11,611,033)
Derivatives:
Interest rate lock commitments	627,116	627,116	1,147,314	1,147,314
Forward contracts on mortgage-backed securities	- 0 -	- 0 -	62,227	62,227
Bank loan interest rate swaps	(26,951)	(26,951)	133,080	133,080

19)  Accumulated Other Comprehensive Income and Other Items

The following summarizes accumulated other comprehensive income:

	December 31,
	2007	2006	2005

Unrealized gains (losses) on available for-sale securities	$245,447	$1,070,471	$(342,816)
Reclassification adjustment for net realized gains (losses) in net income	175,130	93,255	56,090
Net unrealized gains (losses) before taxes	420,577	1,163,726	(286,726)
Tax (expense) benefit	(57,046)	(186,935)	114,017
Net	363,531	976,791	(172,709)
Potential unrealized gains (losses) for derivative bank loans (interest rate swaps) before taxes	(160,021)	(29,549)	199,439
Tax (expense) benefit	54,407	10,047	(67,809)
Net	(105,614)	(19,502)	131,630
Potential unrealized gains for derivative mortgage loans before taxes	(582,425)	951,847	257,694
Tax (expense) benefit	198,024	(323,628)	(87,616)
Net	(384,401)	628,219	170,078
Other stock options granted	20,120	--	--
Other comprehensive income	$(106,364)	$1,585,508	$128,999

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

19)  Accumulated Other Comprehensive Income and Other Items (Continued)

The following is the accumulated balances of other comprehensive income and other items as of December 31, 2007:

	Beginning Balance December 31, 2006	Change for the period	Ending Balance December 31, 2007
Unrealized gains on available-for-sale securities	$2,799,645	$363,531	$3,163,176
Unrealized gains on derivative mortgage loans	798,297	(384,401)	413,896
Unrealized gains ( losses) on derivative bank loan interest rate swaps	87,833	(105,614)	(17,781)
Other comprehensive income	3,685,775	(126,484)	3,559,291

Other items:
Acquisitions of company stock held in escrow	(1,982,620)	20,120	(1,962,500)
Total other comprehensive income and other items	$1,703,155	$(106,364)	$1,596,791

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
Years Ended December 31, 2007, 2006, and 2005

20)  Derivative Loan Commitments (Continued)

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

The significant components of other comprehensive income relating to the derivative, before the effects of income tax during the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Gain forward loan sale commitments	$1,173,023	$291,915
Gain (loss) on derivative loan commitments	(1,755,448)	659,932
Total	$(582,425)	$951,847

21)  Quarterly Financial Data (Unaudited)

	2007 Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$49,046,152	$54,315,888	$51,663,941	$54,722,101
Benefits and expenses	47,988,774	52,956,038	52,801,454	52,878,785
Earnings before income taxes	1,057,378	1,359,850	(1,137,513)	1,843,316
Income tax expense	312,837	328,822	(475,069)	691,045
Net earnings	744,541	1,031,028	(662,444)	1,152,271
Net earnings per common share	$0.10	$0.14	$(0.09)	$0.15
Net earnings per common share assuming dilution	$0.10	$0.13	$(0.09)	$0.15

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

21)  Quarterly Financial Data (Unaudited) (Continued)

	2006 Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$32,403,693	$34,146,449	$38,574,775	$47,405,616
Benefits and expenses	31,101,536	33,253,582	36,441,240	44,838,537
Earnings before income taxes	1,302,157	892,867	2,133,535	2,567,079
Income tax expense	288,491	169,228	592,238	721,231
Net earnings	1,013,666	723,639	1,541,297	1,845,848
Net earnings per common share	$0.14	$0.10	$0.21	$0.25
Net earnings per common share assuming dilution	$0.14	$0.10	$0.21	$0.24

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(a)	Management’s annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company,

·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors of the Company, and

·
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2007. Based on that assessment the Company believes that, at December 31, 2007, its internal control over financial reporting was effective.

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position with the Company

George R. Quist	87	Chairman of the Board and Chief Executive Officer

Scott M. Quist	54	President, Chief Operating Officer and Director

Stephen M. Sill	62	Vice President, Treasurer and Chief Financial Officer

G. Robert Quist	56	First Vice President and Secretary

J. Lynn Beckstead, Jr.	54	Vice President Mortgage Operations and Director

Christie Q. Overbaugh	59	Senior Vice President of Internal Operations

Charles L. Crittenden	87	Director

Robert G. Hunter	48	Director

H. Craig Moody	56	Director

Norman G. Wilbur	69	Director

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

George R. Quist has been Chairman of the Board and Chief Executive Officer of the Company since October 1979. Mr. Quist served as President of the Company from 1979 until 2002.  From 1960 to 1964, Mr. Quist was Executive Vice President and Treasurer of Pacific Guardian Life Insurance Company. From 1946 to 1960, he was an agent, District Manager and Associate General Agent for various insurance companies. Mr. Quist also served from 1981 to 1982 as the President of The National Association of Life Companies, a trade association of 642 life insurance companies, and from 1982 to 1983 as its Chairman of the Board.

Scott M. Quist has been President of the Company since 2002, its Chief Operating Officer since 2001, and a director since 1986. Mr. Quist served as First Vice President of the Company from  1986 to 2002. From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas. From 1986 to 1991, he was Treasurer and a director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies. Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance. He has also served as a regional director of Key Bank of Utah since November 1993. Mr. Quist is currently a director and past president of the National Alliance of Life Companies, a trade association of over 200 life companies.

J. Lynn Beckstead Jr. has been Vice President of Mortgage Operations and a director of the Company since 2002. In addition, Mr. Beckstead is President of SecurityNational Mortgage Company, an affiliate of the Company, having served in this position since 1993. From 1990 to 1993, Mr. Beckstead was Vice President and a director of Republic Mortgage Corporation. From 1983 to 1990, Mr. Beckstead was Vice President and a director of Richards Woodbury Mortgage Corporation. From 1980 to 1983, he was a principal broker for Boardwalk Properties. From 1978 to 1980, Mr. Beckstead was a residential loan officer for Medallion Mortgage Company. From 1977 to 1978, he was a residential construction loan manager of Citizens Bank.

Charles L. Crittenden has been a director of the Company since 1979. Mr. Crittenden has been sole stockholder of Crittenden Paint & Glass Company since 1958. He is also an owner of Crittenden Enterprises, a real estate development company, and Chairman of the Board of Linco, Inc.

Robert G. Hunter, M.D. has been a director of the Company since 1998. Dr. Hunter is currently a practicing physician in private practice. Dr. Hunter created the statewide E.N.T. Organization (Rocky  Mountain E.N.T., Inc.) where he is currently a member of the Executive Committee. He is also Chairman of Surgery at Intermountain Medical Center, a delegate to the Utah Medical Association and a delegate representing the State of Utah to the American Medical Association, and a member of several medical advisory boards.

H. Craig Moody has been a director of the Company since 1995. Mr. Moody is owner of Moody & Associates, a political consulting and real estate company. He is a former Speaker and House Majority Leader of the House of Representatives of the State of Utah.

Norman G. Wilbur has been a director of the Company since 1998. Mr. Wilbur worked for J.C. Penney’s regional offices in budget and analysis. His final position was Manager of Planning and Reporting for J.C. Penney’s stores. After 36 years with J.C. Penney’s, he took an option of an early retirement in 1997. Mr. Wilbur is a past board member of Habitat for Humanity in Plano, Texas.

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

G. Robert Quist has been First Vice President and Secretary of the Company since  2002. Mr. Quist has served as President of Memorial Estates since June 2005 and its Vice President from 1982 to June 2005. He began working for Memorial Estates in 1978. Mr. Quist has also served as First Vice President of Singing Hills Memorial Park since 1996. In addition, since 1987 Mr. Quist has served as President and a director of Big Willow Water Company and as Secretary-Treasurer and a director of the Utah Cemetery Association.  From 1987 to 1988, Mr. Quist was a director of Investors Equity Life Insurance Company of Hawaii.

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

No director, officer or 5% stockholder of the Company or its subsidiaries or any affiliate thereof has had any transactions with the Company or its subsidiaries during 2007 or 2006.

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

Item 11. Executive Officer Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by George R. Quist, the Company’s Chairman of the Board and Chief Executive Officer, and all other executive officers (collectively, the “Named Executive Officers”) at December 31, 2007 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary$	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings($)(3)	All Other Compensation($)(2)	Total($)
George R. Quist(1) Chairman of the Board and Chief Executive Officer	2007 2006 2005	$219,513 203,013 186,300	$ -0- 40,000 35,000	-- -- --	-- -- --	-- -- --	$24,200 21,967 21,340	$10,760 10,683 10,175	$254,473 275,663 252,815

Scott M. Quist(1) President and Chief Operating Officer	2007 2006 2005	$303,900 275,400 246,900	$ -0- 75,000 75,000	-- -- --	-- -- --	-- -- --	$25,300 24,150 23,978	$33,172 26,879 38,533	$362,372 401,429 384,411

Stephen M. Sill Vice President, Treasurer and Chief Financial Officer	2007 2006 2005	$125,292 120,292 115,063	$ 6,000 3,000 6,000	-- -- --	-- -- --	-- -- --	$14,179 13,922 12,518	$15,878 15,386 15,093	$161,349 152,600 148,674

J. Lynn Beckstead, Jr. Vice President of Mortgage Operations	2007 2006 2005	$207,500 246,292 220,306	$46,888 6,000 24,000	-- -- --	-- -- --	-- -- --	$21,166 21,945 21,735	$21,140 15,295 15,263	$296,694 289,532 281,304

G. Robert Quist(1) First Vice President and Secretary	2007 2006 2005	$122,433 126,221 115,063	$10,203 10,000 6,000	-- -- --	-- -- --	-- -- --	$13,529 12,209 10,205	$20,281 18,218 16,061	$166,446 166,648 147,329

Christie Q. Overbaugh(1)	2007	$103,392	$ 7,000	--	--	--	$10,758	$ 8,292	$129,442

(1)     George R. Quist is the father of Scott M. Quist, G. Robert Quist, and Christie Q. Overbaugh.
(2)     The amounts indicated under “All Other Annual Compensation” consist of the following amounts paid by the Company for the benefit of the named executive officers:
(a) payments made related to the operation of automobiles were for George R. Quist ($2,400 for each of the years 2007, 2006 and 2005); Scott M. Quist ($7,200 for each of the years 2007, 2006 and 2005); Stephen M. Sill ($4,275 for 2007 and $3,600 for each of the years 2006 and 2005); G. Robert Quist ($5,700 for 2007, $4,525 for 2006, $2,400 for 2005); Christie Q. Overbaugh ($400 for 2007).  However, such payments do not include the furnishing of an automobile by the Company to George R. Quist, Scott M. Quist, J. Lynn Beckstead Jr., and G. Robert Quist, nor the payment of insurance and property taxes with respect to the automobiles operated by the named executive officers;
(b) group life insurance premiums paid by the Company to a group life insurance plan for  the years 2007, 2006 and 2005, such amounts were for George R. Quist ($9, $9 and $17 respectively); for Scott M. Quist, Stephen M. Sill, J. Lynn Beckstead Jr., G. Robert Quist, ($250, $241, and $550 each, respectively); Christie Overbaugh ($240 for 2007);

(c) life insurance premiums paid by the Company for the benefit of their respective families; George R. Quist ($4,644 for each of the years 2007, 2006 and 2005); Scott M. Quist ($14,340 for 2007, $8,584 for 2006 and $20,270 for 2005);   Stephen M. Sill ($2,976 for 2007 and $3,643 for each of the years 2006 and 2005);  J. Lynn Beckstead Jr. ($4,200 for each of the years 2007, 2006 and 2005);  G. Robert Quist, ($2,949 for 2007and $2,598 for each of the years 2006 and 2005); Christie Q. Overbaugh ($3,945 for 2007)
(d)  medical insurance premiums paid by the Company to a medical insurance plan; George R. Quist ($3,419 for 2007, $3,342 for 2006, and $2,826 for 2005); Scott M. Quist, J. Lynn Beckstead Jr., G. Robert Quist ($11,094 each for 2007, $10,566 each for 2006, and $10,225 each for 2005); Stephen M. Sill ($8,089 for 2007, $7,614 for 2006 and $7,012 for 2005); Christie Q. Overbaugh ($3,419 for 2007);
(e)  long term disability insurance paid by the Company to a provider of LTD insurance; George R. Quist, Scott M. Quist, Stephen M, Sill, J. Lynn Beckstead Jr., G. Robert Quist, ($288 each for years 2007, 2006 and 2005) and Christie Q. Overbaugh ($288 for 2007);
(f) membership dues paid by the Company to Alpine Country club for the benefit of J. Lynn Beckstead Jr. ($5,308 for 2007, $5,117 for 2006 and $4,964 for 2005);

(3)     The amounts indicated under “Change in Pension Value and Non-qualified Deferred Compensation Earnings”  consist of (a) amounts contributed by the Company into a trust for the benefit of the Named Executive Officers under the Security National Financial Corporation Deferred Compensation Plan

SUPPLEMENTAL ALL OTHER COMPENSATION TABLE

Name	Year	Perks and Other Personal Benefits	Tax Reimbursements	Discounted Securities Purchases	Payments/ Accruals on Termination Plans	Registrant Contributions to Defined Contribution Plans	Insurance Premiums	Dividends or Earnings on Stock or Option Awards	Other(1)
George R. Quist	2007 2006 2005	$2,400 2,400 2,400	-- -- --	-- -- --	-- -- --	-- -- --	$8,360 8,283 7,775	-- -- --	-- -- --

Scott M. Quist	2007 2006 2005	$7,200 7,200 7,200	-- -- --	-- -- --	-- -- --	-- -- --	$25,972 19,679 31,333	-- -- --	-- -- --

Stephen M. Sill	2007 2006 2005	$4,275 3,600 3,600	-- -- --	-- -- --	-- -- --	-- -- --	$11,603 11,786 11,493	-- -- --	-- -- --

J. Lynn Beckstead, Jr.	2007 2006 2005	$5,308 5,117 4,964	-- -- --	-- -- --	-- -- --	-- -- --	$15,832 15,295 15,263	-- -- --	-- -- --

G. Robert Quist	2007 2006 2005	$5,700 4,525 2,400	-- -- --	-- -- --	-- -- --	-- -- --	$14,581 13,693 13,661	-- -- --	-- -- --

Christie Q. Overbaugh	2007	$ 400	--	--	--	--	$ 7,892	--	--

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Options Awards ($)

George R. Quist	07/16/04 12/10/04 03/25/05	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	50,000 50,000 70,000	$3.96 3.55 3.86	$1.71 1.71 1.92

Scott M. Quist	03/21/03 03/25/05	-- --	-- --	-- --	-- --	-- --	-- --	-- --	70,000 70,000	$5.90 3.51	$2.63 1.92

Stephen M. Sill	--	--	--	--	--	--	--	--	--	--	--

J. Lynn Beckstead, Jr	03/21/03 12/10/04 03/25/05	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	15,000 5,000 35,000	$5.90 3.23 3.51	$2.63 1.71 1.92

G. Robert Quist	03/21/03	--	--	--	--	--	--	--	35,000	$5.90	$2.63

Christie Q. Overbaugh	12/10/04 03/25/05	-- --	-- --	-- --	-- --	-- --	-- --	-- --	7,500 20,000	$3.23 3.51	$1.71 1.92

The following table sets forth information concerning the exercise of options to acquire shares of the Company’s Common Stock by the Named Executive Officers during the fiscal year ended December 31, 2007, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 2007.

Aggregated Option/SAR Exercised in Last Fiscal Year and Fiscal Year-End Option/SAR Values:

OUTSTANDING EQUITY AWARDS AT FISCAL 2007 YEAR END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Equity Incentive Pan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

George R. Quist	170,000	--	--	$3.55-3.96	2009-2010	--	--	--	--

Scott M. Quist	140,000	--	--	$3.51-5.90	2013-2015	--	--	--	--

Stephen M. Sill	--	--	--	--	--	--	--	--	--

J. Lynn Beckstead, Jr.	55,000	--	--	$3.23-5.90	2013-2015	--	--	--	--

G. Robert Quist	35,000	--	--	$5.90	2013	--	--	--	--

Christie Q. Overbaugh	27,500	--	--	$3.23-3.51	2014-2015	--	--	--	--

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2007

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

George R. Quist	--	$--	--	--
Scott M. Quist (1)	57,386	335,711	--	--
Stephen M. Sill	--	--	--	--
J. Lynn Beckstead, Jr.	--	--	--	--
G. Robert Quist	17,507	96,288	--	--
Christie Q. Overbaugh	--	--	--	--

(1)    This reflects the equivalent of Class A Shares. Mr. Quist converted his Class A options to purchase Class C Shares of 573,860.

PENSION BENEFITS FOR FISCAL 2007

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
George R. Quist	None	--	--	--
Scott M. Quist	None	--	--	--
Stephen M. Sill	None	--	--	--
J. Lynn Beckstead, Jr.	None	--	--	--
G. Robert Quist	None	--	--	--
Christie Q. Overbaugh	None	--	--	--

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

The plan also provides that the Board of Directors may, in its discretion, pay the amounts due under the plan in a single, lump-sum payment. In the event that Mr. Quist dies before the ten annual payments are made, the unpaid balance will continue to be paid to his designated beneficiary. The plan further requires the Company to furnish an automobile for Mr. Quist’s use and to pay all reasonable expenses incurred in connection with its use for a ten year period, and to provide Mr. Quist with a hospitalization policy with similar benefits to those provided to him the day before his retirement or disability. However, in the event Mr. Quist’s employment with the Company is terminated for any reason other than retirement, death, or disability, the entire amount of deferred compensation payments under the plan shall be forfeited by him. The Company accrued $38,000 and $37,000 in fiscal 2007 and 2006, respectively, to cover the present value of anticipated retirement benefits under the employment agreement of $457,000 as of December 31, 2007.

Employment Agreements

On July 16, 2004, the Company entered into an employment agreement with Scott M. Quist, its President and Chief Operating Officer. The agreement is effective as of December 4, 2003 and has a five-year term, but the Company has agreed to renew the agreement on December 4, 2008 and 2013 for additional five-year terms, provided Mr. Quist performs his duties with usual and customary care and diligence. Under the terms of the agreement, Mr. Quist is to devote his full time to the Company serving as its President, and Chief Operating Officer at not less than his current salary and benefits. The Company also agrees to maintain a group term life insurance policy of not less than $1,000,000 on Mr. Quist’s life and a whole life insurance policy in the amount of $500,000 on Mr. Quist’s life. In the event of disability, Mr. Quist’s salary would be continued for up to five years at 75% of its current level.

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $101,200 and $79,900 in fiscal 2007 and 2006, respectively, to cover the present value of anticipated retirement benefits under the employment agreement of $587,500 as of December 31, 2007.

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

In the event of a sale or merger of the Company, and Mr. Beckstead was not retained in his current position, the Company would be obligated to continue Mr. Beckstead’s current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62½) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed  $43,900 and $44,900, in 2007 and 2006,  respectively, to cover the present value of the retirement benefit of the employment agreement of $316,900 as of December 31, 2007.

Director Compensation

Directors of the Company (but not including directors who are employees) are currently paid a director’s fee of $13,200 per year by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. An additional fee of $750 is paid to each audit committee member for each audit committee meeting attended in 2007. Each director is provided with an annual grant of stock options to purchase 1,000 shares of Class A Common Stock, which occurred under the 2000 Director Stock Option Plan for years 2000 to 2005 and under the 2006 Director Stock Option Plan for years 2006 to 2007.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Charles L. Crittenden	$13,950	--	$3,110	--	--	--	$17,060
Robert G. Hunter	13,200	--	3,110	--	--	--	16,310
H. Craig Moody	14,700	--	3,110	--	--	--	17,810
Norman G. Wilbur	14,700	--	3,110	--	--	--	17,810

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

All persons who have completed at least one year’s service with the Company and satisfy other plan requirements are eligible to participate in the 401(k) plan. All Company matching contributions are invested in the Company’s Class A Common Stock. The Company’s matching contributions for 2007, 2006 and 2005 were approximately $10,001, $8,656 and $5,142, respectively. Also, the Company may contribute at the discretion of the Company’s Board of Directors an Employer Profit Sharing Contribution to the 401(k) plan. The Employer Profit Sharing Contribution shall be divided among three different classes of participants in the plan based upon the participant’s title in the Company. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. The Company’s contributions to the plan for 2007, 2006 and 2005, were $198,022, $162,584 and $135,589, respectively.

Beginning January 1, 2008, the Company has elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company will match 100% of up to 3% of an employee’s total annual compensation and will match 50% of 4% to 5% of  an employee’s annual compensation. The match will be in Company Stock.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the “Ownership Plan”) for the benefit of career employees of the Company and its subsidiaries. The following is a description of the Ownership Plan, and is qualified in its entirety by the Ownership Plan, a copy of which is available for inspection at the Company’s offices.

Under the Ownership Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the Ownership Plan. Employees become eligible to participate in the Ownership Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,000 hours of service). The Company’s contributions under the Ownership Plan are allocated to eligible employees on the same ratio that each eligible employee’s compensation bears to total compensation for all eligible employees during each year. To date, the Ownership Plan has approximately 382    participants and had $176,061 contributions payable to the Plan in 2007. Benefits under the Ownership Plan vest as follows: 20% after the third year of eligible service by an employee, an additional 20% in the fourth, fifth, sixth and seventh years of eligible service by an employee.

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

Deferred Compensation Plan

In 2001, the Company’s Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Deferred Compensation Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company’s contribution for 2007, 2006 and 2005 was $133,037, $125,558 and $141,710, respectively.

NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL 2007

Name	Executive Contributions In Last FY ($)	Registrant Contributions In Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
George R. Quist	--	$24,200	--	--	$198,274
Scott M. Quist	--	25,300	--	--	219,418
Stephen M. Sill	--	14,179	--	--	69,381
J. Lynn Beckstead, Jr.	--	21,166	--	--	111,046
G. Robert Quist	--	13,529	--	--	98,881
Christie Q. Overbaugh	--	10,752	--	--	81,485

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

Based solely on its review of the copies of stock reports received by it with respect to fiscal 2006, or written representations from certain reporting persons, the Company believes that its directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except George R. Quist, Chairman and Chief Executive Officer, and Robert G. Hunter, H. Craig Moody, and Norman G. Wilbur, directors of the Company, through an oversight, each filed one late Form 4 report reporting the exercise of stock options.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth security ownership information of the Company’s Class A and Class C common stock as of March 31, 2008, (i) for persons who own beneficially more than 5% of the Company’s outstanding Class A or Class C common stock, (ii) each director of the Company, and (iii) for all executive officers, and directors of the Company as a group.

	Class A Common Stock		Class C Common Stock		Class A and Class C Common Stock

Name and Address (1)	Amount Beneficially Owned	Percent of Class	Amount Beneficially Owned	Percent of Class	Amount Beneficially Owned	Percent of Class
George R. and Shirley C. Quist Family Partnership, Ltd. (2)	552,325	7.3%	3,888,102	45.6%	4,440,427	27.6%
Employee Stock Ownership Plan (3)	616,260	8.2%	1,797,839	21.1%	2,414,099	15.0%
George R. Quist (4)(5)(7)(8)	563,174	7.5%	547,963	6.4%	1,111,137	6.9%
Scott M. Quist (4)(7)(9)	453,901	6.0%	1,513,111	17.7%	1,967,012	12.2%
Associated Investors (10)	91,142	1.2%	667,154	7.8%	758,296	4.7%
G. Robert Quist (6)(11)	152,675	2.0%	270,489	3.2%	423,164	2.6%
J. Lynn Beckstead, Jr., (6)(12)	191,080	2.5%	-	-	191,080	1.2%
Stephen M. Sill (6)	84,917	1.1%	-	-	84,917	*
Christie Q. Overbaugh (13)	101,777	1.3%	122,131	1.4%	223,908	1.4%
Robert G. Hunter, M.D., (4)(14)	10,548	*	-	-	10,548	*
Norman G. Wilbur (15)	8,254	*	-	-	8,254	*
Charles L. Crittenden (16)	10,331	*	-	-	10,331	*
H. Craig Moody (17)	7,936	*	-	-	7,936	*
All directors and executive officers (10 persons) (4)(5)(6)(7)	2,136,918	28.3%	6,341,796	74.3%	8,478,714	52.7%

_________________________
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
(4)    Does not include 616,260 shares of Class A common stock and 1,797,839 shares of Class C common stock owned by the Company’s Employee Stock Ownership Plan (ESOP), of which George R Quist, Scott M. Quist and Robert G. Hunter are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

(5)    Does not include 91,142 shares of Class A common stock and 667,154 shares of Class C common stock owned by Associated Investors, a Utah general partnership, of which George R. Quist is the managing partner and, accordingly, exercises sole voting and investment powers with respect to such shares.
(6)    Does not include 415,555 shares of Class A common stock owned by the Company’s 401(k) Retirement Savings Plan, of which G. Robert Quist, J. Lynn Beckstead, and Stephen M. Sill are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.
(7)    Does not include 324,297 shares of Class A common stock owned by the Company’s Deferred Compensation Plan, of which George R. Quist and Scott M. Quist are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.
(8)    Includes options to purchase 202,584 shares of Class A common stock granted to George R. Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2008.
(9)    Includes options to purchase 170,374 shares of Class A common stock granted to Scott M. Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2008
(10)  The managing partner of Associated Investors is George R. Quist, who exercises sole voting and investment powers.
(11)  Includes options to purchase 44,670 shares of Class A common stock granted to G. Robert Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2008.
(12)  Includes options to purchase 65,739 shares of Class A common stock granted to Mr. Beckstead that are currently exercisable or will become exercisable within 60 days of March 31, 2008.
(13)  Includes options to purchase 32,269 shares of Class A common stock granted to Ms. Overbaugh that are currently exercisable or will become exercisable within 60 days of March 31, 2008.
(14)  Includes options to purchase 4,753 shares of Class A common stock granted to Mr. Hunter that are currently exercisable or will become exercisable within 60 days of March 31, 2008.
(15)  Includes options to purchase 4,753 shares of Class A common stock granted to Mr. Wilbur that are currently exercisable or will become exercisable within 60 days of March 31, 2008.
(16)  Includes options to purchase 4,753 shares of Class A common stock granted to Mr. Crittenden that are currently exercisable or will become exercisable within 60 days of March 31, 2008.
(17)  Includes options to purchase 4,753 shares of Class A common stock granted to Mr. Moody that are currently exercisable or will become exercisable within 60 days of March 31, 2008.

The Company’s executive officers and directors, as a group, own beneficially approximately 52.7% of the outstanding shares of the Company’s Class A and Class C common stock.

Item 13. Certain Relationships and Related Transactions

On November 19, 2007, Security National Life and Scott M. Quist entered into a Use and Buy Sale Agreement to jointly purchase a condominium located in St. George, Utah.  Mr. Quist is the Company's President and Chief Operating Officer.  The condominium is to be used for the entertainment of Security National Life's executive officers and employees, outside vendors and prospective customers.  The purchase price of the condominium, including improvements and furnishings, was $538,962.  Mr. Quist paid $286,207 of that amount and Security National Life paid $252,755.

Under the terms of the agreement, Security National Life and Mr. Quist have the right to use the condominium in proportion to their respective contributions towards the purchase price, including furnishings and fixtures.  Mr. Quist is responsible for the care and maintenance of the condominium.  The payment of taxes, insurance, utilities and homeowners' fees is to be divided between Security National Life and Mr. Quist according to their respective ownership percentages.

Upon the death, disability or retirement of Mr. Quist or his separation from employment with the Company, Mr. Quist or his estate, as the case may be, shall have the right to purchase Security National Life's interest in the condominium at the original purchase price or fair market value, whichever is less.  Security National Life's contribution to the purchase price of the condominium was equal to an amount of accrued but unpaid bonuses owed to Mr. Quist, which he agreed to continue to defer for the option that would allow him or his estate to purchase Security National Life's interest in the condominium upon his death, disability or retirement at the lesser of the original purchase price or fair market value.

The Company’s Board of Directors has a written procedure, which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the interests of the Company.

Item 14. Principal Accounting Fees and Services

Fees incurred in 2007 for annual audit services pertaining to the financial statements and employee benefit plans and related quarterly reviews were approximately $361,300. There were $63,800 in other fees during 2007.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

See “Index to Consolidated Financial Statements” under Item 8 above.

(a)(2) Financial Statement Schedules

II.	Condensed Balance Sheets as of December 31, 2007 and 2006 and Condensed Statement of Earnings and Cash Flows for the years ended 2007, 2006 and 2005

IV.	Reinsurance

V.	Valuation and Qualifying Accounts

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

10.9	Reinsurance Agreement between Security National Life Insurance Company and Memorial Insurance Company of America (10)
10.10	Trust Agreement between Security National Life Insurance Company and Memorial Insurance Company of America (10)
10.11	Promissory Note between Memorial Insurance Company as Maker and Security National Life Insurance Company as Payee (10)
10.12	Security Agreement between Memorial Insurance Company as Debtor and Security National Life Insurance Company as Secured Party (10)

10.13	Surplus Contribution Note between Memorial Insurance Company of America as Maker and Southern Security Life Insurance Company as Payee (10)
10.14	Guaranty Agreement by Security National Life Insurance Company and Southern Security Life Insurance Company as Guarantors (10)
10.15	Administrative Services Agreement between Security National Life Insurance Company and Memorial Insurance Company of America (10)
10.16	Reinsurance Agreement between Security National Life Insurance Company and Southern Security Life Insurance Company (11)
10.17	Trust Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company and Zions First National Bank (11)

10.18	Stock Purchase Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company and American Network Insurance Company (12)
10.19	Escrow Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, American Network Insurance Company and Mackey Price Thompson & Ostler (12)
10.20	Escrow Agreement among American Network Insurance Company, Security National Life Insurance Company, Southern Security Life Insurance Company, and Preferred Insurance Capital Consultants, LLC (12)
10.21	Agreement and Plan of Complete Liquidation of Southern Security Life Insurance Company into Security National Life Insurance Company (12)
10.22	Assignment between Southern Security Life Insurance Company and Security National Life Insurance Company (12)
10.23	Assignment between Southern Security Life Insurance Company and Security National Life Insurance Company (13)
10.24	Unit Purchase Agreement among Security National Financial Corporation, C & J Financial, LLC, Henry Culp, Jr., and Culp Industries Inc. (14)
10.25	Consulting Agreement with Henry Culp, Jr., (14)
10.26	Employment Agreement with Kevin O. Smith (14)
10.27	Non-Competition and Confidentiality Agreement with Henry Culp, Jr., (14)
10.28	Stock Purchase Agreement among Security National Life Insurance Company, Capital Reserve Life Insurance Company, and the shareholders of Capital Reserve Life Insurance Company (15)
10.29	Indemnification Agreement among Security National Life Insurance Company, Capital Reserve Life Insurance Company, and the shareholders of Capital Reserve Life Insurance Company (16)
10.30
Escrow Agreement among Security National Insurance Company, Capital Reserve Life Insurance Company, the shareholders of Capital Reserve Life Insurance Company, and Mackey Price Thompson & Ostler as Escrow Agent (16)

10.31	Reinsurance Agreement between Security National Life Insurance Company and Capital Reserve Life Insurance Company (16)
10.32	Subsidiaries of the Registrant
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
(2)	Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
(3)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
(4)	Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003
(5)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, Filed on June 5, 2003, relating to the Company’s Annual Meeting of Shareholders
(6)	Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
(7)	Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004

(8)	Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
(9)	Incorporated by reference from Report on Form 8-K, as filed on September 27, 2005
(10)	Incorporated by reference from Report on Form 8-K, as filed on January 5, 2006
(11)	Incorporated by reference from Report on Form 8-K, as filed on January 11, 2006
(12)	Incorporated by reference from Report on Form 8-K, as filed on January 12, 2007
(13)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2007
(14)	Incorporated by reference from Report on Form 8-K, as filed on August 8, 2007
(15)	Incorporated by reference from Report on Form 8-K, as filed November 2, 2007
(16)	Incorporated by reference from Report on Form 8-K, as filed January 14, 2008

(b)	Reports on Form 8-K:
Current report on Form 8-K, as filed on November 2, 2007
Current report on Form 8-K, as filed on January 14, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: March 31, 2008	By: /s/ George R. Quist
George R. Quist,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ George R. Quist George R. Quist	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ Scott M. Quist Scott M. Quist	President, Chief Operating Officer and Director	March 31, 2008

/s/ Stephen M. Sill Stephen M. Sill	Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ J. Lynn Beckstead, Jr. J. Lynn Beckstead, Jr.	Vice President and Director	March 31, 2008

/s/ Charles L. Crittenden Charles L. Crittenden	Director	March 31, 2008

/s/ H. Craig Moody H. Craig Moody	Director	March 31, 2008

/s/ Norman G. Wilbur Norman G. Wilbur	Director	March 31 2008

/s/ Robert G. Hunter Robert G. Hunter	Director	March 31, 2008

Schedule II

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets

	December 31,
	2007	2006
Assets

Cash	$197,698	$159,639
Common Stock	39,000	39,000
Investment in subsidiaries (equity method)	70,864,844	68,317,685

Receivables:
Receivable from affiliates	6,523,437	7,145,494
Allowance for doubtful accounts	--	(16,528)
Total receivables	6,523,437	7,128,966

Property and equipment, at cost, net of accumulated depreciation of $1,233,146 for 2007 and $964,204 for 2006	571,720	491,447

Other assets	286,480	--

Total Assets	$78,483,179	$76,136,737

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets (Continued)

	December 31,
	2007	2006
Liabilities and Stockholders’ Equity
Liabilities
Bank loans payable:
Current installments	$2,026,012	$1,689,219
Long-term	1,586,458	2,995,252
Notes and contracts payable:
Current installments	190,860	961
Long-term	115,230	--
Advances from affiliated companies	8,990,428	9,501,370
Other liabilities and accrued expenses	1,298,401	1,052,846
Income taxes	8,491,638	7,926,393
Total liabilities	22,699,027	23,166,041

Stockholders’ Equity
Class A common stock $2.00 par value; 20,000,000 shares authorized ; issued 7,885,229 shares in 2007 and 7,533,230 shares in 2006	15,770,458	15,066,460
Class B non-voting common stock-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding		--
Class C convertible common stock, $0.20 par value; 15,000,000 shares authorized; issued 8,530,699 shares in 2007 and 7,117,591 shares in 2006	1,706,140	1,423,518

Additional paid-in capital	17,737,172	17,064,488
Accumulated other comprehensive income	1,596,791	1,703,155
Retained earnings	21,104,156	20,495,063
Treasury stock at cost- (1,104,484 Class A shares and -0- Class C shares in 2007; 1,195,127 Class A shares and 145,045 Class C shares in 2006, held by affiliated companies)	(2,130,565)	(2,781,988)
Total stockholders’ equity	55,784,152	52,970,696
Total Liabilities and Stockholders’ Equity	$78,483,179	$76,136,737

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Earnings

	Year Ended December 31,
	2007	2006	2005
Revenue
Net investment income	$772	$1,478	$7
Fees from affiliates	4,098,718	4,187,330	4,217,198
Total revenue	4,099,490	4,188,808	4,217,205
Benefits and Expenses:
General and administrative expenses	2,007,974	1,937,033	2,298,886
Interest expense	234,743	349,650	457,413
Expenses to affiliates	131,133	131,133	200,516
Total benefits and expenses	2,373,850	2,417,816	2,956,815

Earnings before income taxes, and earnings of subsidiaries	1,725,640	1,770,992	1,260,390
Income tax expense	(605,099)	(1,472,098)	(960,153)
Equity in earnings of subsidiaries	1,144,855	4,825,556	3,187,643

Net earnings	$2,265,396	$5,124,450	$3,487,880

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Cash Flow

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$2,265,396	$5,124,450	$3,487,880
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	268,942	198,241	193,520
Undistributed earnings of affiliates	(1,144,855)	(4,825,556)	(3,187,643)
Provision for income taxes	605,099	1,472,095	960,153
Change in assets and liabilities:
Accrued Investment Income from Affiliates	(286,480)	--	--
Accounts receivable	16,586	(1)	1,540
Other assets	--	61,950	4,878
Other liabilities	265,675	(40,675)	127,871
Net cash provided by operating activities	1,990,363	1,990,504	1,588,199

Cash flows from investing activities:
Purchase of long-term investments	--	(39,000)	--
Purchase of equipment	(349,215)	(269,942)	(471,096)
Net cash (used in) provided by investing activities	(349,215)	(308,942)	(471,096)

Cash flows from financing activities:
Checks written in excess of cash in bank	--	--	(492,229)
Advances from (to) affiliates	78,001	352,079	922,569
Payments of notes and contracts payable	(1,515,590)	(2,040,785)	(1,897,443)
Stock options exercised	3,000	105,599	--
Proceeds from borrowings on notes and contracts payable	631,500	--	350,000
Purchase of treasury stock	(800,000)	(3,901)	--
Sale of treasury stock	--	208,250	--
Net cash used in financing activities	(1,603,089)	(1,378,758)	(1,117,103)
Net change in cash	38,059	302,804	--
Cash at beginning of year	159,639	(143,165)	--
Cash at end of year	$197,698	$159,639	$--

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

1) Bank Loans Payable

Bank loans payable are summarized as follows:

	December 31,
	2007	2006
5.87% note payable with interest plus monthly principal payment of $134,000, collateralized by 15,000 shares of Security National Life Insurance Company stock, due January 2010.	$3,129,896	$4,569,116

Mark-to-market of interest rate swaps adjustment	(17,426)	(134,645)

Bank prime rate less .5% (7.75% at December 31, 2007) revolving line of credit of $3,750,000, accrued interest paid monthly, unpaid balance due June 2008	500,000	250,000
Total bank loans	3,612,470	4,684,471

Less current installments	2,026,012	1,689,219
Bank loans, excluding current installments	$1,586,458	$2,995,252

2)  Notes and Contracts Payable

Notes and contracts are summarized as follows:

	December 31,
	2007	2006
5% note payable to a former owner of C & J Financial due in monthly installments of $16,737 including principal and interest, due July 2009	$305,129	$--

Other	961	961

Total notes and contracts	306,090	961
Less current installments	190,860	961
Notes and contracts, excluding current installments	$115,230	$--

The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

2008	$2,199,446
2009	1,719,114
2010	--
2011	--
Thereafter	--
Total	$3,918,560

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

3)  Advances from Affiliated Companies

	December 31,
	2007	2006
Non-interest bearing advances from affiliates:
Cemetery and Mortuary subsidiary	$1,459,841	$1,459,841
Life insurance subsidiaries	7,486,604	7,997,546
Mortgage subsidiary	43,983	43,983
	$8,990,428	$9,501,370

4)  Dividends and Capital Contributions

In 2007, 2006 and 2005, Security National Life Insurance Company, a wholly owned subsidiary of the Registrant, paid to the registrant cash dividends of $ -0-  , $4,015,114, and $-0-, respectively.

See accompanying notes to condensed financial statements.

Schedule IV

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2007
Life Insurance in force ($000)	$1,243,906	$114,155	$1,190,843	$2,320,594	51.3%

Premiums:
Life Insurance	$30,886,927	$586,877	$1,713,765	$32,013,815	5.4%
Accident and Health Insurance	248,702	189	509	249,022	.2%
Total premiums	$31,135,629	$587,066	$1,714,274	$32,262,837	5.3%

2006
Life Insurance in force ($000)	$1,232,142	$122,232	$1,388,552	$2,498,462	55.6%

Premiums:
Life Insurance	$29,140,230	$328,854	$1,682,855	$30,494,231	5.5%
Accident and Health Insurance	281,884	148	524	282,260	.2%
Total premiums	$29,422,114	$329,002	$1,683,379	$30,776,491	5.5%

2005
Life Insurance in force ($000)	$1,252,089	$185,364	$1,964,847	$3,031,572	64.8%

Premiums:
Life Insurance	$26,795,343	$853,088	$942,080	$26,884,335	3.5%
Accident and Health Insurance	285,190	--	584	285,774	.2%
Total premiums	$27,080,533	$853,088	$942,664	$27,170,109	3.5%

Schedule V

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Disposals and Write-offs	Balance at End of Year
For the Year Ended December 31, 2007
Accumulated depreciation on real estate	$4,024,710	$315,680	--	$4,340,390

Allowance for losses on mortgage loans on real estate and construction loans	1,026,576	420,000	(11,445)	1,435,131

Accumulated depreciation on property and equipment	13,522,715	2,232,928	(91,597)	15,664,046

Allowance for doubtful accounts	866,392	653,905	(227,112)	1,293,185

Allowance for doubtful accounts on collateral loans	435,726	57,070	(707)	492,089

For the Year Ended December 31, 2006
Accumulated depreciation on real estate	$3,766,259	$$304,711	$(46,260)	$4,024,710

Allowance for losses on mortgage loans on real estate and construction loans	562,909	463,667	--	1,026,576

Accumulated depreciation on property and equipment	14,373,406	1,718,306	(2,568,997)	13,522,715

Allowance for doubtful accounts	868,197	137,379	(139,184)	866,392

Allowance for doubtful accounts on collateral loans	339,218	100,000	(3,492)	435,726

For the Year Ended December 31, 2005
Accumulated depreciation on real estate	$3,487,638	$291,540	$(12,919)	$3,766,259

Allowance for losses on mortgage loans on real estate and construction loans	530,829	46,973	(14,893)	562,909

Accumulated depreciation on property and equipment	12,776,758	1,802,482	(205,834)	14,373,406

Allowance for doubtful accounts	1,026,432	33,775	(192,010)	868,197

Allowance for doubtful accounts on collateral loans	140,580	200,000	(1,362)	339,218

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Year Ended December 31, 2007

SECURITY NATIONAL FINANCIAL CORPORATION
Commission   File No. 0-9341

E X H I B I T S

Exhibit Index

ExhibitNo.	Document Name

10.32	Subsidiaries of the Registrant

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002