Form 10-Q
period 2008-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2008-05-15
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008, or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  _____ to ______

Commission file number:  0-9341

SECURITY NATIONAL FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UTAH	87-0345941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5300 South 360 West, Suite 250, Salt Lake City, Utah	84123
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(801) 264-1060

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

Large accelerate filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):Yes __ No  [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	7,889,280
Title of Class	Number of Shares Outstanding as of April 30, 2008

Class C Common Stock, $.20 par value	8,492,392
Title of Class	Number of Shares Outstanding as of April 30, 2008

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements	Page No.

	Condensed Consolidated Balance Sheets – March 31, 2008 and December 31, 2007, (unaudited)	3-4

	Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2008 and 2007 (unaudited)	5-6

	Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2008 and 2007 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8-17

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-24

Item 3	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4	Controls and Procedures	24

PART II - OTHER INFORMATION

	Other Information	24-30

	Signature Page	31

	Certifications	32-34

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
Assets	2008	2007
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$106,703,814	$116,896,016
Fixed maturity securities, available for sale, at estimated fair value	2,291,599	2,880,920
Equity securities, available for sale, at estimated fair value	5,405,055	5,900,292
Mortgage loans on real estate and construction loans, net of allowances for losses	104,163,863	92,884,055
Real estate, net of accumulated depreciation	8,928,517	7,946,304
Policy, student and other loans net, of allowances for doubtful accounts	18,393,319	16,860,874
Short-term investments	5,455,591	5,337,367
Accrued investment income	3,104,847	3,032,285
Total investments	254,446,605	251,738,113
Cash and cash equivalents	10,753,823	5,203,060
Mortgage loans sold to investors	53,626,541	66,700,694
Receivables, net	13,702,885	13,743,682
Restricted assets of cemeteries and mortuaries	5,790,136	5,711,054
Cemetery perpetual care trust investments	1,599,883	1,604,600
Receivable from reinsurers	754,718	746,336
Cemetery land and improvements	9,923,733	9,760,041
Deferred policy and pre-need contract acquisition costs	31,602,869	30,786,229
Property and equipment, net	14,538,822	14,828,699
Value of business acquired	11,487,591	11,686,080
Goodwill	1,028,026	1,075,039
Other	8,041,189	4,579,018
Total assets	$417,296,821	$418,162,645

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	March 31,	December 31,
	2008	2007
Liabilities and Stockholder's Equity
Liabilities
Future life, annuity, and other benefits	$297,100,042	$296,068,767
Unearned premium reserve	5,147,723	4,995,664
Bank loans payable	5,449,951	12,552,666
Notes and contracts payable	685,357	818,810
Deferred pre-need cemetery and mortuary contract revenues	12,863,377	12,643,199
Accounts payable	1,977,407	1,833,188
Other liabilities and accrued expenses	15,277,074	14,812,845
Income taxes	17,664,492	16,179,596
Total liabilities	356,165,423	359,904,735

Non-Controlling Interest in Perpetual Care Trusts	2,517,958	2,473,758

Stockholders' Equity
Common Stock:
Class A: Common Stock - $2.00 par value, 20,000,000 shares authorized; issued 7,889,268 shares in 2008 and 7,885,268 shares in 2007	15,778,536	15,770,458
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 8,492,510 shares in 2008 and 8,530,699 in 2007	1,698,502	1,706,140
Additional paid-in capital	17,757,676	17,737,172
Accumulated other comprehensive income and other items, net of taxes	3,013,041	1,596,791
Retained earnings	22,478,787	21,104,156
Treasury stock at cost - 1,099,590 Class A shares in 2008 and 1,104,484 Class A shares in 2007	(2,113,102)	(2,130,565)
Total stockholders' equity	58,613,440	55,748,152
Total Liability and Stockholder's Equity	$417,296,821	$418,162,645

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Insurance premiums and other considerations	$8,735,598	$7,962,275
Net investment income	7,204,250	7,943,458
Net mortuary and cemetery sales	3,589,995	3,510,937
Realized gains (losses) on investments and other assets	22,917	(21,531)
Mortgage fee income	33,489,290	29,521,887
Other	179,450	129,126
Total revenues	53,221,500	49,046,152

Benefits and expenses
Death benefits	4,796,863	4,092,279
Surrenders and other policy benefits	621,271	608,622
Increase in future policy benefits	3,076,857	2,743,468
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,148,371	1,360,840
Selling general and administrative expenses:
Commissions	22,736,386	22,439,724
Salaries	6,265,829	5,784,898
Other	9,762,690	7,207,882
Interest expense	2,191,485	3,099,321
Cost of goods and services sold - mortuaries and cemeteries	676,813	651,740
Total benefits and expenses	51,276,565	47,988,774

Earning before income taxes	1,944,935	1,057,378
Income tax expense	(569,479)	(312,837)
Net earnings	$1,375,456	$744,541

Net earnings per Class A Equivalent common share (1)	$0.18	$0.10

Net earnings per Class A equivalent common share-assuming dilution (1)	$0.18	$0.10

Weighted-average Class A equivalent common share outstanding (1)	7,636,372	7,459,970

Weighted-average Class A equivalent common shares outstanding assuming-dilution (1)	7,731,996	7,731,546

See accompanying notes to condensed financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Continued)
(Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net cash provided by operating activities	$19,338,399	$10,321,204

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	-	(1,501,387)
Calls and maturities - fixed maturity securities	10,249,116	1,056,489
Securities available for sale:
Purchase-fixed maturity securities	(7,364)	-
Sales-equity securities	603,222	-
Purchase of short-term investments	(12,241,316)	(3,773,896)
Sales of short-term investments	12,123,092	5,463,354
Purchase of restricted assets	(41,310)	(150,702)
Changes in assets for perpetual care trusts	44,200	31,029
Amount received for perpetual care trusts	(106,378)	(32,471)
Mortgage, policy, and other loans made	(25,130,252)	(18,046,138)
Payments received for mortgage, policy and other loans	11,925,761	18,056,810
Purchase of property and equipment	(211,481)	(941,364)
Disposal of property and equipment	-	-
Purchase of real estate	(1,104,757)	(607,420)
Sale of real estate	15,000	451,633
Net cash provided by (used in) investing activities	(3,882,467)	5,937

Cash flows from financing activities:
Annuity contract receipts	1,896,861	1,454,087
Annuity contract withdrawals	(4,483,827)	(3,116,326)
Sale of treasury stock	17,463	-
Repayment of bank loans on notes and contracts	(9,883,726)	(364,817)
Proceeds from borrowing on bank loans	2,548,060	-
Net cash used in financing activities	(9,905,169)	(2,027,056)

Net cash in cash and cash equivalents	5,550,763	8,300,085

Cash and cash equivalents at beginning of period	5,203,060	10,376,585

Cash and cash equivalents at end of period	$10,753,823	$18,676,670

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited)

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K (file number 0-9341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Certain 2007 amounts have been reclassified to bring them into conformity with the 2008 presentation.

2.      Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.  (See note 7)

In February 2007 the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No 115 (“SFAS 159”) SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company did not apply the fair value option to any existing financial assets or liabilities as of January 1, 2008.  Consequently, the initial adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited)

2.      Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SAFS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements upon adoption of SFAS No. 141(R) or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them),  the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008.  The Company has not yet determined the effects on its consolidated financial statements, if any, that may result upon the adoption of SFAS 161.

3.       Comprehensive Income

For the three months ended March 31, 2008 and 2007, total comprehensive income amounted to $2,791,706 and $1,306,059, respectively. This increase of $1,485,647 was primarily the result of a increase in net income of $630,915, an increase in derivatives of $2,469,362, and a decrease in unrealized gains and losses in securities available for sale of $1,614,630.

4.       Stock-Based Compensation

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation cost of $-0- has been recognized for these plans for the quarters ended March 31, 2007 and  2008.

Options to purchase 211,000 shares of the Company’s common stock were granted March 31, 2008.  The fair value relating to stock-based compensation is $453,650 and will be expensed as options become available to exercise at the rate of 25% at the end of each quarter over the next twelve months.

The weighted-average fair value of each option granted during the quarter ended March 31, 2008 under the 2003 Plan and 2006 Plan is estimated at $2.15 per share as of the grant date using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of  5%, volatility of 40%, risk-free interest of  3.4%, and an expected life of ten years.

The weighted-average fair value of each option granted in 2007 under the 2006 Plan is estimated at $2.35 per share as of the grant date using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 47%, risk-free interest rate of 3.4%, and an expected life of ten years. For the year ended December 31, 2007, the Company calculated compensation expense of $12,440 related to stock options.

The weighted-average fair value of each option granted in 2006 under the 2006 Plan is estimated at $3.11 as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 42%, risk-free interest rate of 3.4%, and an expected life of ten years. For the year ended December 31, 2006, the Company calculated compensation expense of $7,680 related to stock options.

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

5.       Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net earnings	$1,375,456	$744,541
Denominator:
Basic weighted-average shares outstanding	7,636,372	7,459,970
Effect of dilutive securities:
Employee stock options	95,624	269,822
Stock appreciation rights	-	1,754
Dilutive potential common shares	95,624	271,576
Diluted weighted-average shares outstanding	7,731,996	7,731,546

Basic earnings per share	$0.18	$0.10

Diluted earnings per share	$0.18	$0.10

Earnings per share amounts have been adjusted for the effect of annual stock dividends.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited)

6.          Business Segment

		Cemetery/		Reconciling
	Life Insurance	Mortuary	Mortgage	Items	Consolidated
For the Three Months Ended
March 31, 2008
Revenues from external customers	$12,829,392	$3,867,872	$36,524,236	$-	$53,221,500

Intersegment revenues	1,627,829	23,001	97,990	(1,748,820)	-

Segment profit (loss) Before income taxes	415,222	379,407	1,150,306	-	1,944,935

Identifiable Assets	391,121,312	62,370,578	29,215,409	(65,410,478)	417,296,821

For the Three Months Ended
March 31, 2007
Revenues from external customers	$11,799,182	$3,779,216	$33,467,754	$-	$49,046,152

Intersegment revenues	1,337,357	23,001	120,160	(1,480,518)	-

Segment profit (loss) Before income taxes	605,645	430,577	21,156	-	1,057,378

Identifiable Assets	355,402,102	56,375,977	24,214,000	(53,850,000)	382,142,073

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008, (Unaudited)

7.      Fair Value of Financial Assets and Financial Liabilities

Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”) is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities that are measured at fair value. SFAS No. 157:

•
Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

•	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation as of the measurement date;

•	Expands disclosures about financial instruments measured at fair value.

Financial assets and financial liabilities recorded on the Condensed Consolidated Balance Sheet at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

Level 1:  Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we can access.

Level 2:  Financial assets and financial liabilities whose values are based on the following:

a)	Quoted prices for similar assets or liabilities in active markets;
b)	Quoted prices for identical or similar assets or liabilities in non-active markets; or
c)	Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability

Level 3:  Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect our estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

We utilize a combination of third party valuation service providers, brokers, and internal valuation models to determine fair value.

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Condensed Consolidated Statement of Balance Sheet at March 31, 2008.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited)

7.      Fair Value of Financial Assets and Financial Liabilities (Continued)

				Valued at cost,	Balance as of
				amortized	March 31,
	Level 1	Level 2	Level 3	cost	2008
Financial Assets
Fixed maturity securities	$2,291,599	$-	$-	$106,703,814	$108,995,413
Equity securities	5,405,055	-	-	-	5,405,055
Mortgage loans	-	-	6,117,099	98,046,764	104,163,863
Short-term investments	5,455,591	-	-	-	5,455,591
Total Investments	13,152,245	-	6,117,099	204,750,578	224,019,922
Mortgage loans sold to investors	-	-	53,626,541	-	53,626,541
Other assets	-	0	3,381,864	4,659,325	8,041,189
Total Financial Assets	$13,152,245	$-	$63,125,504	$209,409,903	$285,687,652

Financial Liabilities
Other liabilities	$-	$-	$(2,266,472)	$(13,010,602)	$(15,277,074)

Total Financial Liabilities	$-	$-	$(2,266,472)	$(13,010,602)	$(15,277,074)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

		Mortgage
		Loans
	Mortgage	Sold to	Other	Other
	Loans	Investors	Assets	Liabilities

Balance - December 31, 2007	$4,152,985	$66,700,694	$1,319,703	$(2,155,216)

Total Gains (Losses):	-	-	-	-

Included in earnings	(362,360)	-	-	-

Included in other comprehensive income	-	-	2,062,161	(111,256)

Purchases, issuances, and settlements	2,326,474	(13,074,153)	-	-

Transfers	-	-	-	-

Balance - March 31, 2008	$6,117,099	$53,626,541	$3,381,864	$(2,266,472)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited)

7.      Fair Value of Financial Assets and Financial Liabilities (Continued)

The items shown under level three are valued as follows:

Mortgage loans.   Mortgage loans have been adjusted to the realizable market value based upon appraisals from third party appraisers.
Mortgage loans sold to investors.   Through the Company’s Mortgage Banking operations loans have been sold to third party investors.  The value shown is the amount due from these investors based upon the market values at the time of the sale.
Other assets and other liabilities, derivative loan commitments.  During 2005, the Company’s mortgage banking activities implemented new practices relating to mortgage loan commitments, including interest rate lock commitments and forward commitments to sell loans to third-party investors. The Company also implemented a hedging strategy for these transactions.  A mortgage loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after inception of the rate lock.  Mortgage loan commitments are derivatives under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities and must be recognized at fair value on the consolidated balance sheet with changes in their fair values recorded as part of other comprehensive income from mortgage banking operations.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited)

7.      Fair Value of Financial Assets and Financial Liabilities (Continued)

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

8.  Other Business Activity

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

On March 5, 2007, the Company received a proposed consent order from the Florida Office of Insurance Regulation concerning the New Success Life Program, the higher education product previously being marketed and sold by Southern Security Life and now marketed and sold by Security National Life. The proposed order states that as a result of an investigation the Florida Office of Insurance Regulation has determined that Southern Security Life violated Florida law (i) by knowingly making statements, sales presentations, omissions or comparisons that misrepresented the benefits, advantages, or terms of the New Success Life Program, and (ii) by knowingly making, advertisements, announcements, or statements containing representations that were untrue or misleading.

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
March 31, 2008 (Unaudited)

8.      Other Business Activity (Continued)

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

On June 12, 2007, Security National Life Insurance Company entered into a revolving line of credit with a financial institution to borrow up to $40,000,000. The revolving line of credit is secured by commercial mortgages and construction loans.  The terms of the revolving line of credit are for a one year term and interest is based upon the one year LIBOR rate (6.95% as of March 31, 2008).  Accrued Interest is payable on a monthly basis, with the principal, together with any outstanding accrued interest, to be paid in full on June 12, 2008.  Security National Life Insurance Company intends to use this financing to provide short term liquidity for its commercial mortgage, construction and warehouse lending operations of its affiliate SecurityNational Mortgage.  The amount outstanding as of March 31, 2008 was $0.

Recently, SecurityNational Mortgage renewed its warehouse lines of credit with its non-affiliated warehouse lenders.  The total amount available under these lines of credit is $450,000,000.  The terms of the lines of credit are for one year, with interest rates ranging from 1.5% to 1.75% over the three month LIBOR (6.42% to 6.67% as of March 31, 2008).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited)

8.      Other Business Activity (Continued)

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

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisitions of C & J Financial and Capital Reserve Life had occurred at the beginning of the year ended December 31, 2007. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisitions occurred on that date and may not reflect the operations that will occur in the future:

For the Three Months Ended
(Unaudited)	March 31, 2007
Total revenues	$50,038,000
Net earnings	$992,000
Net earnings per Class A equivalent common share	$0.12
Net earnings per Class A equivalent common share assuming dilution	$0.11

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

Mortgage Operations

During the three months ended March 31, 2008, SecurityNational Mortgage Company (“SecurityNational Mortgage”) experienced an increase in revenues and expenses due to the increase in loan revenue of its mortgage operations.  SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from independent brokers and correspondents. SecurityNational Mortgage funds the loans from internal cash flows and lines of credit from financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans.  SecurityNational Mortgage sells its loans to third party investors and does not retain servicing to these loans. SecurityNational Mortgage pays the brokers and correspondents a commission for loans that are brokered through SecurityNational Mortgage.  SecurityNational Mortgage originated and sold 4,507 loans ($870,395,000 total volume) and 5,082 loans ($932,416,000 total volume), for the three months ended March 31, 2008 and 2007, respectively.

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

As of March 31, 2008, the Company was holding a total of $16,649,000 in Alt A loans that had not been settled by investors.  This is down from $88,581,000 as of June 30, 2007.  The market for the remaining Alt A loans is uncertain and if the Company was unable to sell its Alt A loans it will be required to assume the risk of holding and servicing such loans.  If warehousing lines are not available, the Company believes it has adequate liquidity through its life insurance operations to carry such loans until purchased by investors.

Even though market conditions have improved somewhat, the Company expects further significant industry challenges to continue through the remainder of 2008.  Under these circumstances it is difficult to predict profitability, if any.  Profitability may be impacted by volume reduction, changes in margins, increased borrowing costs, and future loan losses.  Management has taken and will continue to take a number of actions in response to the changing market conditions.  These include the elimination of high risk products, modification of underwriting guidelines, closing unprofitable branch offices, obtaining new warehousing agreements at  lower interest rates, and expense reduction initiatives.

During the three months ending March 31, 2008, the Company experienced loan losses of $753,000. This amount was charged against the provision for loan losses.  The balance of the reserve for loan losses at March 31, 2008 was $3,306,000.  The provision for loan losses is included in other general and administrative expenses.  Because of the market conditions the Company has increased its monthly loan loss to 17.5 basis points of total production. The Company believes the loan loss reserves are sufficient to cover reasonably foreseeable future loan losses and that its formula for determining the provision for such reserves is adequate.

On June 12, 2007, Security National Life Insurance Company entered into a revolving line of credit with a financial institution to borrow up to $40,000,000. The revolving line of credit is secured by commercial mortgages and construction loans.  The terms of the revolving line of credit are for a one year term and interest is based upon the one year LIBOR rate (6.95% as of March 31, 2008).  Accrued interest is payable on a monthly basis, with the principal, together with any outstanding accrued interest, to be paid in full on June 12, 2008.  Security National Life Insurance Company intends to use this financing to provide short term liquidity for its commercial mortgage, construction and warehouse lending operations of its affiliate SecurityNational Mortgage.  The amount outstanding as of March 31, 2008 was $0.

Recently, SecurityNational Mortgage renewed its warehouse lines of credit with its non affiliated warehouse lenders.  The total amount available under these lines of credit is $450,000,000.  The terms of the lines of credit are for one year, with interest rates ranging from 1.5% to 1.75% over the three month LIBOR rate (6.42% to 6.67% as of March 31, 2008).

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2008

Total revenues increased by $4,175,000, or 8.5%, to $53,221,000 for the three months ended March 31, 2008, from $49,046,000 for the three months ended March 31, 2007.  Contributing to this increase in total revenues was a $3,967,000 increase in mortgage fee income, a $773,000 increase in insurance premiums and other considerations, a $79,000 increase in net mortuary and cemetery sales, a $50,000 increase in other revenues, and a $45,000 increase in realized gains on investments and other assets.  These increases were partially offset by a $739,000 decrease in net investment income.

Insurance premiums and other considerations increased by $773,000, or 9.7%, to $8,736,000 for the three months ended March 31, 2008, from $7,963,000 for the comparable period in 2007.  This increase was primarily due to the additional premiums realized from new insurance sales and from the acquisition of Capital Reserve Life Insurance Company on December 20, 2007.

Net investment income decreased by $739,000, or 9.3%, to $7,204,000 for the three months ended March 31, 2008, from $7,943,000 for the comparable period in 2007.  This reduction was primarily attributable to decreased interest income from mortgage loans on real estate but partially offset by an increase in investment income from the purchase of C&J Financial and Capital Reserve Life.

Net mortuary and cemetery sales increased by $79,000, or 2.3%, to $3,590,000 for the three months ended March 31, 2008, from $3,511,000 for the comparable period in 2007.  This increase was due to increased at-need sales in the cemetery and mortuary operations and increased pre-need sales of burial spaces in the cemetery operations.

Realized gains on investments and other assets increased by $45,000, or 204.5% to $23,000 for the three months ended March 31, 2008 from a realized loss of $22,000 for the comparable period in 2007.  This was due to various small gains in the investment portfolio.

Mortgage fee income increased by $3,967,000, or 13.4%, to $33,489,000 or the three months ended March 31, 2008, from $29,522,000 for the comparable period in 2007.  This increase was primarily attributable to an increase in loan fees during the first quarter of 2008 on loan production at existing mortgage offices.

Other revenues increased by $50,000, or 38.8%, to $179,000, for the three months ended March 31, 2008 from $129,000 for the comparable period in 2007.  This increase was due to increases in several small income items throughout the Company's operations.

Total benefits and expenses were $51,277,000, or 96.3% of total revenues, for the three months ended March 31, 2007, as compared to $47,989,000 or 97.8% of total revenues, for the comparable period in 2007.  This increase primarily resulted from increase loan costs at SecurityNational Mortgage Company and increases in the loan loss reserve and loan allowances balances.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $1,051,000, or 14.1%, to $8,495,000 for the three months ended March 31, 2008, from $7,444,000 for the comparable period in 2007.  This increase was primarily due to increased insurance business, increased reserves for policyholder benefits and death claims, and from the acquisition of Capital Reserve Life on December 20, 2007.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $212,000, or 15.6%, to $1,148,000 for the three months ended March 31, 2008, from $1,360,000 for the comparable period in 2007. This reduction was primarily due to a decrease in deferred acquisition cost balances associated with interest sensitive products.

General and administrative expenses increased by $3,332,000, or 9.4%, to $38,765,00 for the three months ended March 31, 2008, from $35,433,000 for the comparable period in 2007.  This increase primarily resulted from an increase in commission expenses of $297,000, from $22,440,000 in the first quarter of 2007 to $22,737,000 in the first quarter of 2008, due to increased mortgage loan origination costs made by SecurityNational Mortgage and increased life insurance sales during the first quarter of 2008.  Salaries increased by $481,000 from $5,785,000 in the first quarter of  2007 to $6,266,000 in the first quarter of 2008, primarily due to merit increases in salaries of existing employees and an increase in the number of employees necessitated by the Company's expanding business operations.  Other expenses increased by $2,555,000 from $7,208,000 in the first quarter of 2007 to $9,763,000 in the first quarter of 2008.  The increase in other expenses primarily resulted from increased costs at SecurityNational Mortgage and increases in the loan reserves and loan allowances balance.

Interest expense decreased by $908,000, or 29.3%, to $2,191,000 for the three months ended March 31, 2008, from $3,099,000 for the comparable period in 2007.  This reduction was primarily due to decreased warehouse lines of credit required for a reduced number of warehoused mortgage loans by SecurityNational Mortgage.

Cost of goods and services sold of the mortuaries and cemeteries increased by $25,000, or 3.8%, to $677,000 for the three months ended March 31, 2008, from $652,000 for the comparable period in 2007.  This increase was primarily due to increased at-need cemetery sales.

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

During the three months ended March 31, 2008, the Company's operations provided cash of $19,338,000, while cash totaling $10,321,000 was provided by operations during the three months ended March 31, 2007. This was due to a decrease of $13,074,000 in the balance of mortgage loans sold to investors, which is attributed to a lower mortgage loan volume for the first three months of 2008 versus mortgage loan volume during the first three months of 2007.  The decrease in such balance resulted from a decrease in mortgage loans originated but not yet settled by investors as of March 31, 2008.

On June 12, 2007, Security National Life Insurance Company entered into a revolving line of credit with a financial institution to borrow up to $40,000,000. The revolving line of credit is secured by commercial mortgages and construction loans.  The terms of the revolving line of credit are for a one year term and interest is based upon the one year LIBOR rate (6.95% as of March 31, 2008).  Accrued interest is payable on a monthly basis, with the principal, together with any outstanding accrued interest, to be paid in full on June 12, 2008.  Security National Life Insurance Company intends to use this financing to provide short term liquidity for its commercial mortgage, construction and warehouse lending operations of its affiliate SecurityNational Mortgage.  The amount outstanding as of March 31, 2008 was $0.

Recently, SecurityNational Mortgage renewed its warehouse lines of credit with its non affiliated warehouse lenders.  The total amount available under these lines of credit is $450,000,000.  The terms of the lines of credit are for one year, with interest rates ranging from 1.5% to 1.75% over the three month LIBOR (6.42% to 6.67% as of March 31, 2008).

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $108,995,000 as of March 31, 2008, compared to $119,777,000 as of December 31, 2007. This represents 42.8% and 47.6% of the total investments as of March 31, 2008, and December 31, 2007, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2008, 3.4% (or $3,668,000) and at December 31, 2007, 3.1% (or $3,708,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”) is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities that are measured at fair value. SFAS No. 157:

•
Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

•	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation as of the measurement date;

•	Expands disclosures about financial instruments measured at fair value.

Financial assets and financial liabilities recorded on the Condensed Consolidated Balance Sheet at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

Level 1:  Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we can access.

Level 2:   Financial assets and financial liabilities whose values are based on the following:

a)	Quoted prices for similar assets or liabilities in active markets;
b)	Quoted prices for identical or similar assets or liabilities in non-active markets; or
c)	Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability

Level 3:  Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect our estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

We utilize a combination of third party valuation service providers, brokers, and internal valuation models to determine fair value.

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Condensed Consolidated Statement of Balance Sheet at March 31, 2008.

				Valued at cost,	Balance as of
				amortized	March 31,
	Level 1	Level 2	Level 3	cost	2008
Financial Assets
Fixed maturity securities	$2,291,599	$-	$-	$106,703,814	$108,995,413
Equity securities	5,405,055	-	-	-	5,405,055
Mortgage loans	-	-	6,117,099	98,046,764	104,163,863
Short-term investments	5,455,591	-	-	-	5,455,591
Total Investments	13,152,245	-	6,117,099	204,750,578	224,019,922
Mortgage loans sold to investors	-	-	53,626,541	-	53,626,541
Other assets	-	0	3,381,864	4,659,325	8,041,189
Total Financial Assets	$13,152,245	$-	$63,125,504	$209,409,903	$285,687,652

Financial Liabilities
Other liabilities	$-	$-	$(2,266,472)	$(13,010,602)	$(15,277,074)

Total Financial Liabilities	$-	$-	$(2,266,472)	$(13,010,602)	$(15,277,074)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

		Mortgage
		Loans
	Mortgage	Sold to	Other	Other
	Loans	Investors	Assets	Liabilities

Balance - December 31, 2007	$4,152,985	$66,700,694	$1,319,703	$(2,155,216)

Total Gains (Losses):	-	-	-	-

Included in earnings	(362,360)	-	-	-

Included in other comprehensive income	-	-	2,062,161	(111,256)

Purchases, issuances, and settlements	2,326,474	(13,074,153)	-	-

Transfers	-	-	-	-

Balance - March 31, 2008	$6,117,099	$53,626,541	$3,381,864	$(2,266,472)

The items shown under level three are valued as follows:

Mortgage loans.   Mortgage loans have been adjusted to the realizable market value based upon appraisals from third party appraisers.
Mortgage loans sold to investors.   Through the Company’s Mortgage Banking operations loans have been sold to third party investors.  The value shown is the amount due from these investors based upon the market values at the time of the sale.

Other assets and other liabilities, derivative loan commitments.  During 2005, the Company’s mortgage banking activities implemented new practices relating to mortgage loan commitments, including interest rate lock commitments and forward commitments to sell loans to third-party investors. The Company also implemented a hedging strategy for these transactions.  A mortgage loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after inception of the rate lock.  Mortgage loan commitments are derivatives under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities and must be recognized at fair value on the consolidated balance sheet with changes in their fair values recorded as part of other comprehensive income from mortgage banking operations.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2008, and December 31, 2007, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank debt and notes payable was $64,749,000 as of March 31, 2008, as compared to $69,120,000 as of December 31, 2007. Stockholders’ equity as a percent of total capitalization was 91% and 81% as of March 31, 2008 and December 31, 2007, respectively.  Bank debt and notes payable decreased $7,236,000 for the quarter ended March 31, 2008 when compared to December 31, 2007, thus increasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2007 was 7.9% as compared to a rate of 8.4% for 2006. The 2008 lapse rate to date has been approximately the same as 2007.

At March 31, 2008, $20,762,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2007.

Item 4.  Controls and Procedures

(a)         Evaluation of disclosure controls and procedures – The Company’s principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2008. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

The industry problem with subprime mortgages has created a volatile secondary market for other products, especially alternative documentation (Alt A) loans.  Alt A loans are typically offered to qualified borrowers who have relatively high credit scores but are not required to provide full documentation to support personal income and assets owned. Alt A loans can have a loan to value ratio as high as 100%. As a result of these changes, the Company is not offering these loans.  Alt A loans represented approximately 21% of the Company’s production for the six months ended June 30, 2007, but only 5% of the production for the third quarter and 0% for the fourth quarter of 2007.

Even though the market changed for Alt A loans, SecurityNational Mortgage was able to maintain volume in the third and fourth quarters by increasing its production of other mortgage products, primarily government and conforming loans. As of March 31, 2008, the Company had originated a total of $16,649,000 in Alt A loans that had not been settled by investors.  This is down from $88,581,000 of Alt A loans at June 30, 2007.  The market for the remaining Alt A loans is uncertain and, if the Company were unable to sell its Alt A loans, it would be required to assume the risk of holding and servicing such loans.  If warehousing lines are not available the Company believes it has adequate liquidity through its life insurance operations to carry such loans until purchased by investors.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

Liquidation of Southern Security Life Insurance Company

On December 24, 2007, the liquidation of Southern Security Live Insurance Company (“Southern Security Life”) was completed when Articles of Dissolution of Southern Security Life were filed with the Florida Division of Corporations.  Southern Security Life was formerly a Florida domiciled insurance company and wholly owned subsidiary of Security National Life Insurance Company (“Security National Life”).  Southern Security Life was liquated following the rescission by the Company of the transaction to sell Southern Security Life to American Network Insurance Company, a Pennsylvania domiciled insurance company.  The transaction was subject to approval by the Florida Office of Insurance Regulation and other regulatory authorities by an agreed upon date.  Because the Florida Office of Insurance Regulation did not approve the transaction by the required date, the transaction was rescinded.

Southern Security Life was liquidated in accordance with the terms of the Agreement and Plan of Complete Liquidation, which the Board of Directors of both the Company and Security National Life approved on December 12, 2005.  Under the terms of the agreement, Southern Security Life was liquidated into Security National Life in essentially the same manner as the liquidation described in Private Letter Ruling 9847027 in order to achieve the same tax treatment and consequences under Section 332 of the Internal Revenue Code of 1986, as amended, and other applicable provisions described in such letter ruling.  Pursuant to the Agreement and Plan of Complete Liquidation, all of the insurance business and operations of Southern Security National Life including $48,528,000 in assets and liabilities, were transferred to Security National Life on December 28, 2005, by means of a reinsurance agreement.  Southern Security Life’s remaining assets, including its capital and surplus, were transferred to Security National Life effective December 29, 2006.

Acquisition of Capital Reserve Life Insurance Company

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

Acquisition of C&J Financial

On July 16, 2007, the Company completed a purchase transaction with C & J Financial, LLC, an Alabama limited liability company ("C & J Financial").  C & J Financial operates a factoring business with offices in Rainbow City, Alabama, with an emphasis on providing financing for funeral homes and mortuaries.  Under the terms of the unit purchase agreement dated July 16, 2007, among the Company, C & J Financial, Henry Culp, Jr. ("Culp") and Culp Industries, Inc. ("Culp Industries"), the Company purchased all of the outstanding member units of C & J Financial for a purchase consideration of (i) $1,250,000 in cash, (ii) a promissory note from the Company to Culp in the amount of $381,500 plus interest at the rate of 5% per annum, payable over a period of 24 months in monthly payments of $16,737, including interest, until paid in full, and (iii) a quit claim deed from C & J Financial to Culp, conveying ownership of the building and surrounding property located in the Jester Commercial Park in Rainbow City, Alabama, where C & J Financial currently maintains its business offices.  At closing, Culp Industries entered into a lease agreement with C & J Financial to lease to C & J Financial approximately 5,000 square feet in the building located at the Jester Commercial Park.  The lease is for a term of three years for which C & J Financial, as tenant, is required to make monthly payments of $1,200, for a total lease payment of $43,200.

The unit purchase agreement additionally required Culp to deliver to the Company at closing a promissory note in the principal amount of $1,755,236 plus interest at the rate of 8.25% per annum from C & J Financial, as borrower, to Culp, as lender, with such note to be cancelled and marked "paid in full".  Moreover, the agreement provided for the possibility of adjustments.  If the total equity on the balance sheet of C & J Financial as of May 31, 2007, defined as total assets minus total liabilities, is greater than the amount of the equity on the balance sheet of C & J Financial as of the closing date, on July 16, 2007 Culp agrees to pay to the Company the difference between the total equity on the balance sheet as of May 31, 2007 and the total equity on the balance sheet as of July 16, 2007 by reducing the amount of the note by such difference in the amounts of the total equity on such balance sheets.  The Company has prepared the balance sheet of C&J Financial as of July 16, 2007 and the total equity on the balance sheet as of that date was $47,000 less than the total equity on the balance sheet as of May 31, 2007, which resulted in a $47,000 reduction of the note.

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

(3)	Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (4)
3.2	Amended Bylaws (6)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
10.2	2003 Stock Option Plan (5)
10.3	2006 Director Stock Option Plan (12)
10.4	Deferred Compensation Agreement with George R. Quist (2)
10.5	Deferred Compensation Plan (3)
10.6	Employment agreement with J. Lynn Beckstead, Jr. (7)
10.7	Employment agreement with Scott M. Quist (8)
10.8
Stock Purchase Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, Memorial Insurance Company of America, and the shareholders of Memorial Insurance Company (9)

10.9	Reinsurance Agreement between Security National Life Insurance Company and Memorial Insurance Company of America (10)
10.10	Trust Agreement between Security National Life Insurance Company and Memorial Insurance Company of America (10)
10.11	Promissory Note between Memorial Insurance Company as Maker and Security National Life Insurance Company as Payee (10)
10.12	Security Agreement between Memorial Insurance Company as Debtor and Security National Life Insurance Company as Secured Party (10)
10.13	Surplus Contribution Note between Memorial Insurance Company of America as Maker and Southern Security Life Insurance Company as Payee (10)
10.14	Guaranty Agreement by Security National Life Insurance Company and Southern Security Life Insurance Company as Guarantors (10)
10.15	Administrative Services Agreement between Security National Life Insurance Company and Memorial Insurance Company of America (10)
10.16	Agreement and Plan of Complete Liquidation of Southern Security Life Insurance Company into Security National Life Insurance Company (11)
10.17	Assignment between Southern Security Life Insurance Company and Security National Life Insurance Company(11)
10.18	Assignment between Southern Security Life Insurance Company and Security National Life Insurance Company (12)
10.19	Unit Purchase Agreement among Security National Financial Corporation, C & J Financial, LLC, Henry Culp, Jr., and Culp Industries Inc.(13)
10.20	Consulting Agreement with Henry Culp, Jr., (13)
10.21	Employment Agreement with Kevin O. Smith (13)
10.22	Non-Competition and Confidentiality Agreement with Henry Culp, Jr., (13)
10.23	Stock Purchase Agreement among Security National Life Insurance Company, Capital Reserve Life Insurance Company, and the shareholders of Capital Reserve Life Insurance Company (14)
10.24	Indemnification Agreement among Security National Life Insurance Company, Capital Reserve Life Insurance Company, and the shareholders of Capital Reserve Life Insurance Company (15)
10.25
Escrow Agreement among Security National Insurance Company, Capital Reserve Life Insurance Company, the shareholders of Capital Reserve Life Insurance Company, and Mackey Price Thompson & Ostler as Escrow Agent (15)

10.26	Reinsurance Agreement between Security National Life Insurance Company and Capital Reserve Life Insurance Company (15)
10.27	Subsidiaries of the Registrant
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on June 29, 1987
(2)	Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
(3)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
(4)	Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003
(5)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, Filed on June 5, 2003, relating to the Company’s Annual Meeting of Shareholders
(6)	Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
(7)	Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
(8)	Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
(9)	Incorporated by reference from Report on Form 8-K, as filed on September 27, 2005
(10)	Incorporated by reference from Report on Form 8-K, as filed on January 5, 2006
(11)	Incorporated by reference from Report on Form 8-K, as filed on January 12, 2007
(12)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2007
(13)	Incorporated by reference from Report on Form 8-K, as filed on August 8, 2007
(14)	Incorporated by reference from Report on Form 8-K, as filed November 2, 2007
(15)	Incorporated by reference from Report on Form 8-K, as filed January 14, 2008

(b)	Reports on Form 8-K:

           Current report on Form 8-K, as filed on January 14, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: May 15, 2008	By: /s/ George R. Quist
George R. Quist
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2008	By: /s/ Stephen M. Sill
Stephen M. Sill
Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)