Form 10-Q
period 2008-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2008-08-14
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2008, or

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

Larger accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):Yes No  [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class A Common Stock, $2.00 par value	7,889,180
Title of Class	Number of Shares Outstanding as of July 31, 2008

Class C Common Stock, $.20 par value	8,492,392
Title of Class	Number of Shares Outstanding as of July 31, 2008

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements	Page No.

	Condensed Consolidated Balance Sheets June 30, 2008
	and December 31, 2007 (unaudited)	3-4

	Condensed Consolidated Statements of Earnings for the
	Three and Six Months ended June 30, 2008 and 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the
	Six Months ended June 30, 2008 and 2007 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-16

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	16-25

Item 3	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4	Controls and Procedures	25

	PART II - OTHER INFORMATION

	Other Information	25-30

	Signature Page	31

	Certifications	32-34

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
Assets	2008	2007
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$104,778,670	$116,896,016
Fixed maturity securities, available for sale, at estimated fair value	2,247,533	2,880,920
Equity securities, available for sale, at estimated fair value	5,376,761	5,900,292
Mortgage loans on real estate and construction loans,
net of allowances for losses	136,267,068	92,884,055
Real estate, net of accumulated depreciation	10,984,579	7,946,304
Policy, student and other loans net, of allowances
for doubtful accounts	17,097,034	16,860,874
Short-term investments	8,902,339	5,337,367
Accrued investment income	3,016,616	3,032,285
Total investments	288,670,600	251,738,113
Cash and cash equivalents	22,991,876	5,203,060
Mortgage loans sold to investors	9,659,907	66,700,694
Receivables, net	14,349,188	13,743,682
Restricted assets of cemeteries and mortuaries	5,876,053	5,711,054
Cemetery perpetual care trust investments	1,681,098	1,604,600
Receivable from reinsurers	763,256	746,336
Cemetery land and improvements	10,311,865	9,760,041
Deferred policy and pre-need contract acquisition costs	32,232,270	30,786,229
Property and equipment, net	14,449,080	14,828,699
Value of business acquired	11,254,562	11,686,080
Goodwill	1,028,026	1,075,039
Other	4,355,462	4,579,018
Total Assets	$417,623,243	$418,162,645

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	June 30,	December 31
	2008	2007
Liabilities and Stockholder's Equity
Liabilities
Future life, annuity, and other benefits	$299,631,068	$296,068,767
Unearned premium reserve	5,044,073	4,995,664
Bank loans payable	4,908,453	12,552,666
Notes and contracts payable	582,441	818,810
Deferred pre-need cemetery and mortuary contract revenues	13,030,893	12,643,199
Accounts payable	2,101,446	1,833,188
Other liabilities and accrued expenses	12,378,878	14,812,845
Income taxes	17,918,784	16,179,596
Total liabilities	355,596,036	359,904,735

Non-Controlling Interest in Perpetual Care Trusts	2,542,289	2,473,758

Stockholders' Equity
Common Stock:
Class A: common stock, $2.00 par value; 20,000,000 shares
authorized; issued 7,889,180 shares in 2008 and 7,885,268 shares in 2007	15,778,360	15,770,458
Class B: non-voting common stock, $1.00 par value;
5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock, $0.20 par value;
15,000,000 shares authorized; issued 8,492,392 shares in 2008
and 8,530,699 in 2007	1,698,478	1,706,140
Additional paid-in capital	17,878,290	17,737,172
Accumulated other comprehensive income and other items, net of taxes	1,651,392	1,596,791
Retained earnings	24,579,795	21,104,156
Treasury stock at cost; 1,069,470 Class A shares in 2008 and
1,104,484 Class A shares in 2007	(2,101,397)	(2,130,565)
Total stockholders' equity	59,484,918	55,784,152
Total Liability and Stockholders' Equity	$417,623,243	$418,162,645

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Insurance premiums and other considerations	$9,114,934	$7,906,334	$17,850,532	$15,868,609
Net investment income	7,548,332	9,009,038	14,752,582	16,952,496
Net mortuary and cemetery sales	3,391,243	3,434,182	6,981,238	6,945,119
Realized gains (losses) on investments and other assets	17,252	758,199	40,169	736,668
Mortgage fee income	40,106,305	33,079,231	73,595,595	62,601,118
Other	224,129	128,904	403,579	258,030
Total revenues	60,402,195	54,315,888	113,623,695	103,362,040

Benefits and expenses
Death benefits	4,341,123	4,081,699	9,137,986	8,173,978
Surrenders and other policy benefits	350,874	463,580	972,145	1,072,202
Increase in future policy benefits	3,686,400	2,930,517	6,763,257	5,673,985
Amortization of deferred policy and pre-need
acquisition costs and value of business acquired	1,264,612	1,362,645	2,412,983	2,723,485
Selling general and administrative expenses:
Commissions	26,926,585	24,855,478	49,662,971	47,295,202
Salaries	6,649,609	5,901,947	12,915,438	11,686,845
Other	11,515,070	8,538,985	21,277,760	15,746,867
Interest expense	1,952,591	4,158,004	4,144,076	7,257,325
Cost of goods and services sold-
mortuaries and cemeteries	628,083	663,183	1,304,896	1,314,923
Total benefits and expenses	57,314,947	52,956,038	108,591,512	100,944,812

Earning before income taxes	3,087,248	1,359,850	5,032,183	2,417,228
Income tax expense	(986,615)	(328,822)	(1,556,094)	(641,659)
Net earnings	$2,100,633	$1,031,028	$3,476,089	$1,775,569

Net earnings per Class A Equivalent
common share (1)	$0.27	$0.14	$0.45	$0.24

Net earnings per Class A Equivalent
common share-assuming dilution (1)	$0.27	$0.13	$0.45	$0.23

Weighted-average Class A equivalent common
share outstanding (1)	7,658,943	7,465,526	7,652,661	7,463,277

Weighted-average Class A equivalent common
shares outstanding assuming-dilution (1)	7,734,590	7,737,444	7,739,747	7,722,412

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$69,090,748	$(16,613,660)

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(2,174,222)	(2,026,486)
Calls and maturities - fixed maturity securities	15,027,422	5,756,249
Securities available for sale:
Purchase-fixed maturity securities	(14,699)	(76,974)
Sales-equity securities	605,059	789,494
Purchase of short-term investments	(21,403,313)	(10,817,321)
Sales of short-term investments	17,838,341	8,395,280
Purchase of restricted assets	(203,619)	(243,851)
Changes in assets for perpetual care trusts	(107,256)	(89,321)
Amount received for perpetual care trusts	68,531	74,019
Mortgage, policy, and other loans made	(68,267,113)	(32,831,713)
Payments received for mortgage, policy and other loans	23,154,837	47,986,468
Purchase of property and equipment	(737,074)	(1,981,495)
Disposal of property and equipment	81,352	730,242
Purchase of real estate	(3,682,210)	(1,219,465)
Sale of real estate	446,596	1,195,183
Net cash provided by (used in) investing activities	(39,367,368)	15,640,309

Cash flows from financing activities:
Annuity contract receipts	6,627,935	2,954,809
Annuity contract withdrawals	(10,812,757)	(6,136,505)
Stock Options Excercised	126,581	-
Sale of treasury stock	23,376	-
Repayment of bank loans on notes and contracts	(10,447,759)	(787,138)
Proceeds from borrowing on bank loans	2,548,060	1,826,400
Net cash used in financing activities	(11,934,564)	(2,142,434)

Net cash in cash and cash equivalents	17,788,816	(3,115,785)

Cash and cash equivalents at beginning of period	5,203,060	10,376,585

Cash and cash equivalents at end of period	$22,991,876	$7,260,800

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited)

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K (file number 0-9341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

2.      Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SAFS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income should be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements upon adoption of SFAS No. 141(R) or SFAS No. 160.

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

During 2008, the Company determined not to elect the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and continues to record unrealized gains and losses in accumulated other comprehensive income.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited)

3.       Comprehensive Income

For the three months ended June 30, 2008 and 2007, total comprehensive income amounted to $738,984 and $1,134,604, respectively. This decrease of $395,620 was primarily the result of an increase in net income of $1,069,605, a decrease in derivatives of $1,264,909, and a decrease in unrealized gains and losses in securities available for sale of $200,316.

For the six months ended June 30, 2008 and 2007, total comprehensive income amounted to $3,530,690 and $2,440,663, respectively. This increase of $1,090,027 was primarily the result of an increase in net income of $1,700,520, an increase in derivatives of $364,867, and a decrease in unrealized gains and losses in securities available for sale of $975,360.

4.       Stock-Based Compensation

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation cost of $118,113 and $-0- has been recognized for these plans for the quarters ended June 30, 2008 and 2007, respectively.  Compensation cost of $118,113 and $-0- has been recognized for these plans for six months ended June 30, 2008 and 2007, respectively.

Options to purchase 211,000 shares of the Company’s common stock were granted March 31, 2008.  The fair value relating to stock-based compensation is $453,650 and will be expensed as options become available to exercise at the rate of 25% at the end of each quarter over the twelve months ended March 31, 2009.

The weighted-average fair value of each option granted during the six months ended June 30, 2008 under the 2003 Plan and 2006 Plan is estimated at $2.15 per share as of the grant date using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 40%, risk-free interest of  3.4%, and an expected life of ten years.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited)

5.       Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended June 30,
	2008	2007
Numerator:
Net earnings	$2,100,633	$1,031,028
Denominator:
Basic weighted-average shares outstanding	7,658,943	7,465,526
Effect of dilutive securities:
Employee stock options	75,647	257,075
Employee deferred compensation rights	-	14,843
Dilutive potential common shares	75,647	271,918
Diluted weighted-average shares outstanding	7,734,590	7,737,444

Basic earnings per share	$0.27	$0.14

Diluted earnings per share	$0.27	$0.13

Earnings per share amounts have been adjusted for the effect of annual stock dividends.

	Six Months Ended June 30,
	2008	2007
Numerator:
Net income	$3,476,089	$1,775,569
Denominator:
Basic weighted-average shares outstanding	7,652,661	7,463,277
Effect of dilutive securities:
Employee stock options	87,086	244,292
Employee deferred compensation rights	-	14,843
Dilutive potential common shares	87,086	259,135
Diluted weighted-average shares outstanding	7,739,747	7,722,412

Basic earnings per share	$0.45	$0.24

Diluted earnings per share	$0.45	$0.23

Earnings per share amounts have been adjusted for the effect of annual stock dividends.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited)

6.        Business Segment

		Cemetery/		Reconciling
	Life Insurance	Mortuary	Mortgage	Items	Consolidated
For the Three Months Ended
June 30, 2008

Revenues from external customers	$13,115,350	$3,724,913	$43,561,932	$-	$60,402,195

Intersegment revenues	1,349,995	23,001	91,197	(1,464,193)	-

Segment profit (loss) before income taxes	547,131	(15,299)	2,555,416	-	3,087,248

For the Three Months Ended
June 30, 2007

Revenues from external customers	$11,428,079	$4,347,795	$38,540,014	$-	$54,315,888

Intersegment revenues	1,767,705	23,001	122,184	(1,912,890)	-

Segment profit (loss) before income taxes	1,039,469	588,153	(267,772)	-	1,359,850

For the Six Months Ended
June 30, 2008
Revenues from external customers	$25,944,742	$7,592,785	$80,086,168	$-	$113,623,695

Intersegment revenues	2,977,824	46,002	189,187	(3,213,013)	-

Segment profit (loss) before income taxes	962,353	364,108	3,705,722	-	5,032,183

Identifiable Assets	393,089,113	63,266,862	27,116,283	(65,849,015)	417,623,243

For the Six Months Ended
June 30, 2007
Revenues from external customers	$23,227,261	$8,127,011	$72,007,768	$-	$103,362,040

Intersegment revenues	3,105,062	46,002	242,344	(3,393,408)	-

Segment profit (loss) before income taxes	1,645,114	1,018,730	(246,616)	-	2,417,228

Identifiable Assets	359,542,165	58,490,187	22,721,012	(55,169,490)	385,583,874

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008, (Unaudited)

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Condensed Consolidated Statement of Balance Sheet at June 30, 2008.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited)

7.       Fair Value of Financial Assets and Financial Liabilities (Continued)

				Valued at	Balance as of
				amortized	June 30,
	Level 1	Level 2	Level 3	cost	2008
Financial Assets
Fixed maturity securities	$2,247,533	$-	$-	$104,778,670	$107,026,203
Equity securities	5,376,761	-	-	-	5,376,761
Mortgage loans	-	-	6,301,897	129,965,171	136,267,068
Short-term investments	8,902,339	-	-	-	8,902,339
Total Investment in Financial Assets	16,526,633	-	6,301,897	234,743,841	257,572,371
Mortgage loans sold to investors	-	-	9,659,907	-	9,659,907
Other assets	-	0	2,620,651	1,734,811	4,355,462
Total Financial Assets	$16,526,633	$-	$18,582,455	$236,478,652	$271,587,740

Financial Liabilities
Other liabilities	$-	$-	$(989,249)	$(11,389,629)	$(12,378,878)

Total Financial Liabilities	$-	$-	$(989,249)	$(11,389,629)	$12,378,878

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

		Mortgage
		Loans
	Mortgage	Sold to	Other	Other
	Loans	Investors	Assets	Liabilities

Balance - December 31, 2007	$4,152,985	$66,700,694	$2,809,225	$(2,182,109)

Total Gains (Losses):

Included in earnings	(1,720,125)	-	-	-

Included in other comprehensive income	-	-	(188,574)	1,192,860

Purchases, issuances, and settlements	3,869,037	(20,750,044)	-	-

Transfers	-	(36,290,743)	-	-

Balance - June 30, 2008	$6,301,897	$9,659,907	$2,620,651	$(989,249)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited)

7.       Fair Value of Financial Assets and Financial Liabilities (Continued)

The items shown under level three are valued as follows:

Mortgage loans.  Mortgage loans have been adjusted to the realizable market value based upon appraisals from third party appraisers.

As of June 30, 2008, the Company had $28,838,000 in unpaid principal in its long term mortgage portfolio, which was delinquent more than 120 days.  Of this amount $23,314,000 is in foreclosure proceedings.  The Company has not accrued any interest income on these loans.  During the six months ending June 30, 2008, the Company had increased its allowance for mortgage loan losses by $1,720,000 which allowance was charged to loan loss expense and is included in other general and administrative expenses for the period.  The allowance for mortgage loan losses as of June 30, 2008 was $2,706,000.

Also at June 30, 2008, the Company had foreclosed on $7,414,000 in long term mortgage loans.  The foreclosed property is shown in real estate.  The Company will be able to carry the foreclosed property in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell.

In addition to the allowance for mortgage loan losses, the Company also accrues a monthly allowance for indemnification losses to investors of 17.5 basis points of total production.  The amount accrued for the six months ended June 30, 2008 was $3,308,000 and is included in other general and administrative expenses.  The reserve for indemnification losses is included in other liabilities and, as of June 30, 2008, the balance was $2,167,000.  The Company believes the loan loss reserves are sufficient to cover reasonably foreseeable future loan losses and that its formula for determining the provision for such reserves is adequate.

Mortgage loans sold to investors.  Through the Company’s mortgage banking operations loans have been sold to third party investors.  The value shown is the amount due from these investors based upon the market values at the time of the sale.  During the second quarter of 2008, the Company repurchased and transferred $36,291,000 of mortgage loans previously sold to investors to its long-term mortgage portfolio.

The Company through its wholly owned subsidiary SecurityNational Mortgage Company (“SecurityNational Mortgage”) has warehouse lines of credit with its non affiliated warehouse lenders.  The total amount available under these lines of credit is $450,000,000.  The terms of the lines of credit are for one year, with interest rates ranging from 1.5% to 1.75% over the six month LIBOR rate (3.96% to 4.21% as of June 30, 2008).  SecurityNational Mortgage is currently in the process of renewing one of its warehouse lines that is set to expire September 30, 2008.  The other line is a non-committed line and has no expiration date.

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
June 30, 2008 (Unaudited)

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

The Company utilizes various derivative instruments to economically hedge the price risk associated with its outstanding mortgage loan commitments. Management expects these derivatives will experience changes in fair value opposite to changes in fair value of the derivative loan commitments, thereby reducing earnings volatility related to the recognition in earnings of changes in the values of the commitments. A forward-loan-sales commitment protects the Company from losses on sales of the loans arising from exercise of the loan commitments by securing the ultimate sales price and delivery date of the loans. For mortgage loan commitments not protected by a forward sales commitment, the instruments used to economically hedge the fair value of the mortgage loan commitments include other freestanding derivatives such as mortgage backed securities, options and U.S. Treasury futures. The Company takes into account various factors and strategies in determining the portion of the mortgage loan commitments it wants to hedge economically.

8.       Other Business Activity

On December 29, 2006, the Company, through its wholly owned subsidiary, Security National Life Insurance Company (“Security National Life”), entered into an agreement to sell Southern Security Life Insurance Company (“Southern Security Life”) to American Network Insurance Company ("American Network"), a Pennsylvania corporation and wholly owned subsidiary of Penn Treaty America Corporation, a Pennsylvania corporation. The transaction was subject to and conditioned upon the subsequent approval of the transaction by the Florida Office of Insurance Regulation, the Florida Department of Financial Services, and the Pennsylvania Department of Insurance by an agreed upon date.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited)

8.	Other Business Activity (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited)

8.	Other Business Activity (Continued)

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

The $2,100,000 of funds held in escrow by the Company’s law firm have been included in the accompanying consolidated balance sheet at December 31, 2007 in receivables with the $1,966,760 liability payable to the shareholders included in other liabilities and accrued expenses.

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

	Unaudited Pro Forma
	Three Months Ended	Six Months ended
	June 30, 2007	June 30, 2007

Total revenues	$55,308,000	$105,347,000
Net earnings	$1,154,000	$2,021,000
Net earnings per Class A equivalent common share	$0.15	$0.27
Net earnings per Class A equivalent common share assuming dilution	$0.15	$0.26

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

Mortgage Operations

During the three and six months ended June 30, 2008, SecurityNational Mortgage experienced an increase in revenues and expenses due to the increase in loan revenue of its mortgage operations.  SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from independent brokers and correspondents. SecurityNational Mortgage funds the loans from internal cash flows and lines of credit from financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans.  SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and correspondents a commission for loans that are brokered through SecurityNational Mortgage.  SecurityNational Mortgage originated and sold 9,790 loans ($1,889,004,000 total volume) and 10,755 loans ($1,985,066,000 total volume), for the six months ended June 30, 2008 and 2007, respectively.

The mortgage industry is still experiencing substantial change due to higher than expected delinquencies from subprime loans.  The market for new subprime loans has been substantially reduced and several mortgage companies whose primary product was subprime mortgage originations have ceased operations.  The Company funded $5,505,000 (0.14% of the Company’s production) in subprime loans during the twelve months ending December 31, 2007 and has since eliminated subprime loans from its product offerings.  The Company believes that its potential losses from subprime loans are minimal.

The industry problem with subprime mortgages has created a volatile secondary market for other products, especially alternative documentation (Alt A) loans.  Alt A loans are typically offered to qualified borrowers who have relatively high credit scores but are not required to provide full documentation to support personal income and assets owned. Alt A loans can have a loan to value ratio as high as 100%. As a result of these changes, the Company discontinued offering and is not currently offering these loans.

During the second quarter, the Company repurchased and transferred $36,291,000 of mortgage loans previously sold to investors to its long term mortgage loan portfolio.  Of this amount $14,727,000 was in Alt A loans.  The remaining amount transferred of $21,564,000 was in conforming mortgage loans which had been fully underwritten. The Company will service these loans through Security National Life its life insurance subsidiary.

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

As of June 30, 2008, the Company has $28,838,000 in unpaid principal in its long term mortgage portfolio which is delinquent more than 120 days.  Of this amount $23,314,000 is in foreclosure proceedings.  The Company has not accrued any interest income on these loans.  During the six months ending June 30, 2008, the Company has increased its allowance for mortgage losses by $1,720,000 which allowance was charged to loan loss expense and is included in other general and administrative expenses for the period.  The allowance for mortgage loan losses as of June 30, 2008 was $2,706,000.

Also at June 30, 2008, the Company has foreclosed on $7,414,000 in long term mortgage loans.  The foreclosed property is shown in real estate.  The Company will be able to carry the foreclosed property in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell.

In addition to the allowance for mortgage loans losses, the Company also accrues a monthly allowance for indemnification losses to investors of 17.5 basis points of total production.  The amount accrued for the six months ended June 30, 2008 was $3,308,000 and is included in other general and administrative expenses.  The reserve for indemnification losses is included in other liabilities and as of June 30, 2008 the balance was $2,167,000.  The Company believes the loan loss reserves are sufficient to cover reasonably foreseeable future loan losses and that its formula for determining the provision for such reserves is adequate.

SecurityNational Mortgage has warehouse lines of credit with its non affiliated warehouse lenders.  The total amount available under these lines of credit is $450,000,000.  The terms of the lines of credit are for one year, with interest rates ranging from 1.5% to 1.75% over the six month LIBOR rate (3.96% to 4.21% as of June 30, 2008).  SecurityNational Mortgage is currently in the process of renewing one of its warehouse lines that is set to expire September 30, 2008.  The other line is a non-committed line and has no expiration date.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Total revenues increased by $6,086,000, or 11.2%, to $60,402,000 for the three months ended June 30, 2008, from $54,316,000 for the three months ended June 30, 2007.  Contributing to this increase in total revenues was a $7,027,000 increase in mortgage fee income, a $1,209,000 increase in insurance premiums and other considerations, and a $95,000 increase in other revenues.  This increase in total revenues was partially offset by a $1,461,000 decrease in investment income, a $43,000 decrease in net mortuary and cemetery sales and a $741,000 decrease in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $1,209,000, or 15.3%, to $9,115,000 for the three months ended June 30, 2008, from $7,906,000 for the comparable period in 2007.  This increase was primarily due to the additional premiums realized from new insurance sales and from the acquisition of Capital Reserve Life Insurance Company on December 20, 2007.

Net investment income decreased by $1,461,000, or 16.2%, to $7,548,000 for the three months ended June 30, 2008, from $9,009,000 for the comparable period in 2007.  This reduction was primarily attributable to decreased interest income from mortgage loans on real estate but partially offset by an increase in investment income from the purchase of C&J Financial and Capital Reserve Life.

Net mortuary and cemetery sales decreased by $43,000, or 1.3%, to $3,391,000 for the three months ended June 30, 2008, from $3,434,000 for the comparable period in 2007.  This reduction was due to a decrease in at-need sales in the cemetery and mortuary operations and a decrease in pre-need land sales of burial spaces in the cemetery operations.

Realized gains on investments and other assets decreased by $741,000, or 97.8% to $17,000 for the three months ended June 30, 2008 from $758,000 for the comparable period in 2007.  This was primarily due to a gain of $581,000 from the sale of Colonial Funeral Home in Salt Lake City during 2007.

Mortgage fee income increased by $7,027,000, or 21.2%, to $40,106,000 for the three months ended June 30, 2008, from $33,079,000 for the comparable period in 2007.  This increase was primarily attributable to an increase in loan fees charged to originate loans, and secondary gain during the second quarter of 2008 on loan production at existing offices.

Other revenues increased by $95,000, or 73.6% to $224,000, for the three months ended June 30, 2008 from $129,000 for the comparable period in 2007.  This increase was due to increases in several small income items throughout the Company's operations.

Total benefits and expenses were $57,315,000, or 94.9% of total revenues, for the three months ended June 30, 2008, as compared to $52,956,000, or 97.5% of total revenues, for the comparable period in 2007.  This increase primarily resulted from increased loan costs at SecurityNational Mortgage Company and increases in the loan loss reserve and loan allowance balances.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $903,000, or 12.1%, to $8,378,000 for the three months ended June 30, 2008, from $7,475,000 for the comparable period in 2007.  This increase was primarily due to increased insurance business, increased reserves for policyholder benefits and death claims, and from the acquisition of Capital Reserve Life on December 20, 2007.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $98,000, or 7.2%, to $1,265,000 for the three months ended June 30, 2008, from $1,363,000 for the comparable period in 2007. This decrease was primarily due to a decrease in deferred acquisition costs associated with interest sensitive products.

General and administrative expenses increased by $5,795,000, or 14.7%, to $45,091,000 for the three months ended June 30, 2008, from $39,296,000 for the comparable period in 2007.  This increase primarily resulted from an increase in commission expenses of $2,071,000, from $24,856,000 in the second quarter of 2007 to $26,927,000 in the second quarter of 2008, due to increased mortgage loan origination costs made by SecurityNational Mortgage and increased life insurance sales during the second quarter of 2008.  Salaries increased by $748,000 from $5,902,000 in 2007 to $6,650,000 in 2008, primarily due to merit increases in salaries of existing employees, and an increase in the number of employees necessitated by the Company's expanding business operations.  Other expenses increased by $2,976,000 from $8,539,000 in 2007 to $11,515,000 in 2008.  The increase in other expenses primarily resulted from increased costs at SecurityNational Mortgage Company and increases in the loan reserve and loan allowances balance.

Interest expense decreased by $2,205,000, or 53.0%, to $1,953,000 for the three months ended June 30, 2008, from $4,158,000 for the comparable period in 2007.  This reduction was primarily due to decreased warehouse lines of credit required for a reduced number of warehoused mortgage loans by SecurityNational Mortgage.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $35,000, or 5.3%, to $628,000 for the three months ended June 30, 2008, from $663,000 for the comparable period in 2007.  This increase was primarily due to decreased at-need cemetery sales.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Total revenues increased by $10,262,000, or 9.9%, to $113,624,000 for the six months ended June 30, 2008, from $103,362,000 for the six months ended June 30, 2007. Contributing to this increase in total revenues was a $10,994,000 increase in mortgage fee income, a $1,982,000 increase in insurance premiums and other considerations, a $36,000 increase in net mortuary and cemetery sales, and a $146,000 increase in other revenues.  This increase in total revenues was partially offset by a $2,200,000 decrease in investment income and a $696,000 decrease in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $1,982,000, or 12.5%, to $17,851,000 for the six months ended June 30, 2007, from $15,869,000 for the comparable period in 2007. This increase was primarily due to the additional insurance premiums realized from new insurance sales and from the acquisition of Capital Reserve Life Insurance Company on December 20, 2007.

Net investment income decreased by $2,200,000, or 13.0%, to $14,753,000 for the six months ended June 30, 2008, from $16,953,000 for the comparable period in 2007. This reduction was primarily attributable to decreased interest income from mortgage loans on real estate but partially offset by an increase in investment income from the purchase of C & J Financial and Capital Reserve Life.

Net mortuary and cemetery sales increased by $36,000, or 0.5%, to $6,981,000 for the six months ended June 30, 2008, from $6,945,000 for the comparable period in 2007. This increase was due to increased at-need sales in the cemetery and mortuary operations and decreased pre-need land sales of burial spaces in cemetery operations.

Realized gains on investments and other assets decreased by $696,000, or 94.6%, to $40,000 for the six months ended June 30, 2008 from $736,000 for the comparable period in 2007.  This was primarily due to a one time gain of $581,000 from the sale of Colonial Funeral Home in Salt Lake City during 2007.

Mortgage fee income increased by $10,994,000, or 17.6%, to $73,595,000 for the six months ended June 30, 2008, from $62,601,000 for the comparable period in 2007. This increase was primarily attributable to an increase in the loan fees charged to originate loans, and secondary gain during the first six months of 2008 on loan production at existing offices.

Other revenues increased by $146,000, or 56.6%, to $404,000 for the six months ended June 30, 2008 from $258,000 for the comparable period in 2007. This increase was due to increases in several small income items throughout the Company’s operations.

Total benefits and expenses were $108,592,000, or 95.6% of total revenues, for the six months ended June 30, 2008, as compared to $100,945,000, or 97.7% of total revenues, for the comparable period in 2007. This increase primarily resulted from increased loan costs at SecurityNational Mortgage Company and increases in the loan loss reserve and loan allowance balances.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $1,953,000, or 13.1%, to $16,873,000 for the six months ended June 30, 2008, from $14,920,000 for the comparable period in 2007. This increase was primarily due to increased insurance business, increased reserves for policyholder benefits and death claims, and from the acquisition of Capital Reserve Life on December 20, 2007.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $311,000, or 11.4%, to $2,413,000 for the six months ended June 30, 2008, from $2,724,000 for the comparable period in 2007. This decrease was primarily due to a decrease in deferred acquisition costs associated with interest-sensitive products.

General and administrative expenses increased by $9,127,000, or 12.2%, to $83,856,000 for the six months ended June 30, 2008, from $74,729,000 for the comparable period in 2007. This increase primarily resulted from an increase in commission expenses by $2,368,000 from $47,295,000 in 2007 to $49,663,000 in 2008, due to an increased loan origination costs made by SecurityNational Mortgage and increased life insurance sales during the first six months of 2008. Salaries increased by $1,229,000 from $11,687,000 in 2007 to $12,916,000 in 2008, primarily due to merit increases in salaries of existing employees, and an increase in the number of employees necessitated by the Company’s expanding business operations. Other expenses increased by $5,531,000 from $15,747,00 in 2007 to $21,278,000 in 2008. The increase in other expenses primarily resulted from increased costs at SecurityNational Mortgage Company and increases in the loan reserve and loan allowance balance.

Interest expense decreased by $3,113,000, or 42.9%, to $4,144,000 for the six months ended June 30, 2008, from $7,257,000 for the comparable period in 2007. This reduction was primarily from decreased warehouse lines of credit required for a reduced number of warehoused mortgage loans by SecurityNational Mortgage Company.

Cost of goods and services sold by the mortuaries and cemeteries decreased by $10,000, or 0.8%, to $1,305,000 for the six months ended June 30, 2008, from $1,315,000 for the comparable period in 2007. This decrease was primarily due to decreased cemetery and mortuary sales.

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

During the six months ended June 30, 2008, the Company's operations provided cash of $69,091,200, while cash totaling $16,614,000 was used by operations during the six months ended June 30, 2007. This was due to a decrease of $57,041,000 in the balance of mortgage loans sold to investors, which is attributed to a transfer of loans totaling $36,291,000 to long term mortgages.  With the transfer into long term mortgages this lessens the amount available from Company funds for loans sold to investors.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $107,026,000 as of June 30, 2008, compared to $119,777,000 as of December 31, 2007. This represents 37.1% and 47.6% of the total investments as of June 30, 2008, and December 31, 2007, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2008, 3.4% (or $3,667,000) and at December 31, 2007, 3.1% (or $3,708,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Condensed Consolidated Statement of Balance Sheet at June 30, 2008.

				Valued at	Balance as of
				amortized	June 30,
	Level 1	Level 2	Level 3	cost	2008
Financial Assets
Fixed maturity securities	$2,247,533	$-	$-	$104,778,670	$107,026,203
Equity securities	5,376,761	-	-	-	5,376,761
Mortgage loans	-	-	6,301,897	129,965,171	136,267,068
Short-term investments	8,902,339	-	-	-	8,902,339
Total Investment in Financial Assets	16,526,633	-	6,301,897	234,743,841	257,572,371
Mortgage loans sold to investors	-	-	9,659,907	-	9,659,907
Other assets	-	0	2,620,651	1,734,811	4,355,462
Total Financial Assets	$16,526,633	$-	$18,582,455	$236,478,652	$271,587,740

Financial Liabilities
Other liabilities	$-	$-	$(989,249)	$(11,389,629)	$(12,378,878)

Total Financial Liabilities	$-	$-	$(989,249)	$(11,389,629)	$12,378,878

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

		Mortgage
		Loans
	Mortgage	Sold to	Other	Other
	Loans	Investors	Assets	Liabilities

Balance - December 31, 2007	$4,152,985	$66,700,694	$2,809,225	$(2,182,109)

Total Gains (Losses):

Included in earnings	(1,720,125)	-	-	-

Included in other comprehensive income	-	-	(188,574)	1,192,860

Purchases, issuances, and settlements	3,869,037	(20,750,044)	-	-

Transfers	-	(36,290,743)	-	-

Balance - June 30, 2008	$6,301,897	$9,659,907	$2,620,651	$(989,249)

The items shown under level three are valued as follows:

Mortgage loans.  Mortgage loans have been adjusted to the realizable market value based upon appraisals from third party appraisers.

As of June 30, 2008, the Company had $28,838,000 in unpaid principal in its long term mortgage portfolio, which was delinquent more than 120 days.  Of this amount $23,314,000 is in foreclosure proceedings.  The Company has not accrued any interest income on these loans.  During the six months ending June 30, 2008, the Company had increased its allowance for mortgage loan losses by $1,720,000 which allowance was charged to loan loss expense and is included in other general and administrative expenses for the period.  The allowance for mortgage loan losses as of June 30, 2008 was $2,706,000.

Also at June 30, 2008, the Company had foreclosed on $7,414,000 in long term mortgage loans.  The foreclosed property is shown in real estate.  The Company will be able to carry the foreclosed property in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell.

In addition to the allowance for mortgage loan losses, the Company also accrues a monthly allowance for indemnification losses to investors of 17.5 basis points of total production.  The amount accrued for the six months ended June 30, 2008 was $3,308,000 and is included in other general and administrative expenses.  The reserve for indemnification losses is included in other liabilities and, as of June 30, 2008, the balance was $2,167,000.  The Company believes the loan loss reserves are sufficient to cover reasonably foreseeable future loan losses and that its formula for determining the provision for such reserves is adequate.

Mortgage loans sold to investors.  Through the Company’s mortgage banking operations loans have been sold to third party investors.  The value shown is the amount due from these investors based upon the market values at the time of the sale.  During the second quarter of 2008, the Company repurchased and transferred $36,291,000 of mortgage loans previously sold to investors to its long-term mortgage portfolio.

SecurityNational Mortgage has warehouse lines of credit with its non affiliated warehouse lenders.  The total amount available under these lines of credit is $450,000,000.  The terms of the lines of credit are for one year, with interest rates ranging from 1.5% to 1.75% over the six month LIBOR rate (3.96% to 4.21% as of June 30, 2008).  SecurityNational Mortgage is currently in the process of renewing one of its warehouse lines that is set to expire September 30, 2008.  The other line is a non-committed line and has no expiration date.

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2008, and December 31, 2007, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank debt and notes payable was $64,976,000 as of June 30, 2008, as compared to $69,120,000 as of December 31, 2007. Stockholders’ equity as a percent of total capitalization was 92% and 81% as of June 30, 2008 and December 31, 2007, respectively.  Bank debt and notes payable decreased $7,881,000 for the six months ended June 30, 2008 when compared to December 31, 2007, thus increasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2007 was 7.9% as compared to a rate of 8.4% for 2006. The 2008 lapse rate to date has been approximately the same as 2007.

At June 30, 2008, $20,484,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes since the annual report Form 10-K filed for the year ended December 31, 2007.

Item 4.    Controls and Procedures

(a)         Evaluation of disclosure controls and procedures – The Company’s principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2008. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

Item 1A.       Risk Factors

The recent adverse developments in the mortgage industry and credit markets have adversely affected the Company’s ability to sell certain of its mortgage loans to investors, which has impacted the Company’s financial results by requiring it to assume the risk of holding and servicing many of these loans.

The mortgage industry is still experiencing substantial change due to higher than expected delinquencies from subprime loans.  The market for new subprime loans has been substantially reduced and several mortgage companies whose primary product was subprime mortgage originations have ceased operations.  The Company funded $5.4 million (0.2% of the Company’s production) in subprime loans during the twelve months ending December 31, 2007 and has eliminated subprime loans from its product offerings.  The Company believes that its potential losses from subprime loans are minimal.

The industry problem with subprime mortgages has created a volatile secondary market for other products, especially alternative documentation (Alt A) loans.  Alt A loans are typically offered to qualified borrowers who have relatively high credit scores but are not required to provide full documentation to support personal income and assets owned. Alt A loans can have a loan to value ratio as high as 100%. As a result of these changes, the Company discontinued offering and is not currently offering these loans.

During the second quarter the company repurchased and transferred $36,291,000 of mortgage loans previously sold to investors to its long term mortgage loans portfolio.  Of this amount $14,727,000 was in Alt A Loans.    The remaining amount transferred of $21,564,000 was in conforming mortgage loans which had been fully underwritten.  The Company will service these loans through Security National Life its life insurance subsidiary.

As of June 30, 2008, the Company had $28,838,000 in unpaid principal in its long term mortgage portfolio, which was delinquent more than 120 days.  Of this amount $23,314,000 is in foreclosure proceedings.  The Company has not accrued any interest income on these loans.  During the six months ending June 30, 2008, the Company had increased its allowance for mortgage loan losses by $1,720,000 which allowance was charged to loan loss expense and is included in other general and administrative expenses for the period.  The allowance for mortgage loan losses as of June 30, 2008 was $2,706,000.

Also, at June 30, 2008, the Company had foreclosed on $7,414,000 in long term mortgage loans.  The foreclosed property is shown in real estate.  The Company will be able to carry the foreclosed property in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell.

In addition to the allowance for mortgage loan losses, the Company also accrues a monthly allowance for indemnification losses to investors of 17.5 basis points of total production.  The amount accrued for the six months ended June 30, 2008 was $3,308,000 and is included in other general and administrative expenses.  The reserve for indemnification losses is included in other liabilities, and as of June 30, 2008, the balance was $2,167,000.  The Company believes the loan loss reserves are sufficient to cover reasonably foreseeable future loan losses and that its formula for determining the provision for such reserves is adequate.

SecurityNational Mortgage has warehouse lines of credit with its non affiliated warehouse lenders.  The total amount available under these lines of credit is $450,000,000.  The terms of the lines of credit are for one year, with interest rates ranging from 1.5% to 1.75% over the six month LIBOR rate (3.96% to 4.21% as of June 30, 2008).  SecurityNational Mortgage is currently in the process of renewing one of its warehouse lines that is set to expire September 30, 2008.  The other line is a non-committed line and has no expiration date.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

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

Acquisition of Capital Reserve Life Insurance Company

On December 20, 2007, the Company, through its wholly owned subsidiary, Security National Life, completed a stock purchase transaction with Capital Reserve Life Insurance Company, a Missouri domiciled insurance company ("Capital Reserve"), and its shareholders to purchase all of the outstanding shares of common stock of Capital Reserve from its shareholders.  Under the terms of the stock purchase agreement, Security National Life paid the shareholders of Capital Reserve at closing purchase consideration equal to the capital and surplus of Capital Reserve as of September 30, 2007 in the amount of $1,271,327, plus the interest maintenance reserve in the amount of $30,667 and the asset valuation reserve in the amount of $212,393 as of September 30, 2007, plus $1,037,967, less certain adjustments.  The adjustments consist of any losses related to two litigation matters involving Capital Reserve and $152,269, representing the difference in the amount of Capital Reserve's adjusted capital and surplus at closing, or $1,119,108, compared to the amount of Capital Reserve's adjusted capital and surplus on September 30, 2007, or $1,271,377.

As the of December 31, 2006, Capital Reserve had 10,851 policies in force and approximately 30 agents.  For the year ended December 31, 2006, Capital Reserve had revenues of $5,663,000 and a net loss of $244,000.  As of December 31, 2006, the statutory assets and the capital and surplus of Capital Reserve were $24,084,000 and $1,960,000, respectively.

At the closing of the transaction, Security National Life and Capital Reserve entered into a reinsurance agreement to reinsure the majority of the in force business of Capital Reserve, as reinsurer, to the extent permitted by the Missouri Department of Insurance.  Under the terms of the reinsurance agreement, Security National Life paid a ceding commission to Capital Reserve in the amount of $1,738,000.  In addition, following the payment of the ceding commission, Capital Reserve declared a dividend to Security National Life in the amount of $1,738,000.  The Missouri Insurance Department approved both the reinsurance agreement and the dividend payment.  The dividend payment was approved subject to Capital Reserve maintaining capital and surplus of at least $1,500,000.

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

Item 6.  Exhibits, Financial Statements Schedules and Reports on Form 8-K.

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
10.4     Deferred Compensation Agreement with George R. Quist (2)
10.5     Deferred Compensation Plan (3)
10.6     Employment agreement with J. Lynn Beckstead, Jr. (7)
10.7     Employment agreement with Scott M. Quist (8)
10.8           Agreement and Plan of Complete Liquidation of Southern Security Life Insurance Company into Security National Life Insurance Company (9)
10.9           Assignment between Southern Security Life Insurance Company and Security National Life Insurance Company(9)
10.10         Assignment between Southern Security Life Insurance Company and Security National Life Insurance Company (10)
10.11         Unit Purchase Agreement among Security National Financial Corporation, C & J Financial, LLC, Henry Culp, Jr., and Culp Industries Inc.(11)
10.12         Consulting Agreement with Henry Culp, Jr., (11)
10.13         Employment Agreement with Kevin O. Smith (11)
10.14         Non-Competition and Confidentiality Agreement with Henry Culp, Jr. (11)
10.15      Stock Purchase Agreement among Security National Life Insurance Company, Capital Reserve Life Insurance Company, and the shareholders of Capital Reserve Life Insurance Company (12)
10.16         Indemnification Agreement among Security National Life Insurance Company, Capital Reserve Life Insurance Company, and the shareholders of Capital Reserve Life Insurance Company (13)
10.17         Escrow Agreement among Security National Insurance Company, Capital Reserve Life Insurance Company, the shareholders of Capital Reserve Life Insurance Company, and Mackey Price Thompson & Ostler as Escrow Agent (13)
10.18         Reinsurance Agreement between Security National Life Insurance Company and Capital Reserve Life Insurance Company (13)
10.19         Subsidiaries of the Registrant
31.1           Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2           Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________

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
    (6)       Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
    (7)       Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
    (8)       Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
    (9)       Incorporated by reference from Report on Form 8-K, as filed on January 12, 2007
    (10)     Incorporated by reference from Report on Form 10-K, as filed on March 31, 2007
    (11)     Incorporated by reference from Report on Form 8-K, as filed on August 8, 2007
    (12)     Incorporated by reference from Report on Form 8-K, as filed November 2, 2007
    (13)     Incorporated by reference from Report on Form 8-K, as filed January 14, 2008

(b)	Reports on Form 8-K:

No reports were filed by the company during the quarter ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: August 14, 2008	By: s/s George R. Quist
George R. Quist
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2008	By: s/s Stephen M. Sill
Stephen M. Sill
Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)