Form 10-Q
period 2008-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2008-11-14
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2008, or

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

Large accelerate filer  [   ]       Accelerated filer  [   ]       Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):Yes No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class A Common Stock, $2.00 par value	7,889,567
Title of Class	Number of Shares Outstanding as of October 31, 2008

Class C Common Stock, $.20 par value	8,488,529
Title of Class	Number of Shares Outstanding as of October 31, 2008

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
Assets	2008	2007
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$124,180,615	$116,896,016
Fixed maturity securities, available for sale, at estimated fair value	2,227,158	2,880,920
Equity securities, available for sale, at estimated fair value	6,635,288	5,900,292
Mortgage loans on real estate and construction loans, held for investment net of allowances for losses of $3,683,000 and $1,435,000 for 2008 and 2007	125,821,873	92,884,055
Real estate, net of accumulated depreciation	18,337,954	7,946,304
Policy, student and other loans net, of allowances for doubtful accounts	17,272,284	16,860,874
Short-term investments	10,963,235	5,337,367
Accrued investment income	3,322,180	3,032,285
Total investments	308,760,587	251,738,113
Cash and cash equivalents	21,267,896	5,203,060
Mortgage loans sold to investors	15,470,067	66,700,694
Receivables, net	15,065,747	13,743,682
Restricted assets of cemeteries and mortuaries	5,966,453	5,711,054
Cemetery perpetual care trust investments	1,736,228	1,604,600
Receivable from reinsurers	825,094	746,336
Cemetery land and improvements	10,498,961	9,760,041
Deferred policy and pre-need contract acquisition costs	32,291,896	30,786,229
Property and equipment, net	14,255,205	14,828,699
Value of business acquired	11,461,933	11,686,080
Goodwill	1,028,026	1,075,039
Other	6,101,090	4,579,018
Total Assets	$444,729,183	$418,162,645

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	September 30,	December 31,
	2008	2007
Liabilities and Stockholder's Equity
Liabilities
Future life, annuity, and other benefits	$324,942,122	$296,068,767
Unearned premium reserve	4,952,393	4,995,664
Bank loans payable	6,350,398	12,552,666
Notes and contracts payable	495,616	818,810
Deferred pre-need cemetery and mortuary contract revenues	13,264,513	12,643,199
Accounts payable	1,781,212	1,833,188
Other liabilities and accrued expenses	11,628,961	14,812,845
Income taxes	18,637,659	16,179,596
Total liabilities	382,052,874	359,904,735

Non-Controlling Interest in Perpetual Care Trusts	2,616,879	2,473,758

Stockholders' Equity
Common Stock:
Class A: common stock, $2.00 par value; 20,000,000 shares authorized; issued and outstanding 7,889,567 shares in 2008 and 7,885,268 shares in 2007	15,779,134	15,770,458
Class B: non-voting common stock, $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock, $0.20 par value; 15,000,000 shares authorized; issued and outstanding 8,488,529 shares in 2008 and 8,530,699 in 2007	1,697,706	1,706,140
Additional paid-in capital	17,994,051	17,737,172
Accumulated other comprehensive income and other items, net of taxes	2,683,625	1,596,791
Retained earnings	23,811,753	21,104,156
Treasury stock at cost; 1,036,559 Class A shares in 2008 and 1,104,484 Class A shares in 2007	(1,906,839)	(2,130,565)
Total stockholders' equity	60,059,430	55,784,152
Total Liability and Stockholders' Equity	$444,729,183	$418,162,645

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Insurance premiums and other considerations	$9,327,250	$8,426,016	$27,177,782	$24,294,625
Net investment income	6,792,171	7,637,865	21,544,753	24,590,361
Net mortuary and cemetery sales	3,050,721	3,212,772	10,031,959	10,157,891
Realized gains (losses) on investments and other assets	(1,106,721)	2,053	(1,066,552)	738,721
Mortgage fee income	34,756,907	31,998,895	108,352,502	94,600,013
Other	263,607	386,340	667,186	644,370
Total revenues	53,083,935	51,663,941	166,707,630	155,025,981

Benefits and expenses
Death benefits	4,074,703	3,997,893	13,212,689	12,171,871
Surrenders and other policy benefits	736,180	566,596	1,708,325	1,638,798
Increase in future policy benefits	3,498,771	3,133,326	10,262,028	8,807,311
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,951,322	1,456,808	4,364,305	4,180,293
Selling general and administrative expenses:
Commissions	24,595,430	24,609,493	74,258,401	71,904,695
Salaries	6,637,600	6,137,254	19,553,038	17,824,099
Other	10,169,344	9,186,678	31,447,104	24,933,545
Interest expense	1,600,435	3,075,886	5,744,511	10,333,211
Cost of goods and services sold - mortuaries and cemeteries	548,315	637,520	1,853,211	1,952,443
Total benefits and expenses	53,812,100	52,801,454	162,403,612	153,746,266

Earning (loss) before income taxes	(728,165)	(1,137,513)	4,304,018	1,279,715
Income tax expense	(39,877)	475,069	(1,595,971)	(166,590)
Net earnings (loss)	$(768,042)	$(662,444)	$2,708,047	$1,113,125

Net earnings (loss) per Class A Equivalent common share (1)	$(0.10)	$(0.09)	$0.35	$0.15

Net earnings (loss) per Class A Equivalent common share-assuming dilution (1)	$(0.10)	$(0.09)	$0.35	$0.14

Weighted-average Class A equivalent common share outstanding (1)	7,690,891	7,562,234	7,669,045	7,511,801

Weighted-average Class A equivalent common shares outstanding assuming-dilution (1)	7,690,891	7,562,234	7,695,642	7,721,139

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$41,185,519	$(24,558,802)

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(8,155,171)	(3,741,486)
Calls and maturities - fixed maturity securities	20,187,994	6,391,892
Securities available for sale:
Purchase-fixed maturity securities	(22,034)	(102,849)
Sales-equity securities	340,654	823,063
Purchase of short-term investments	(23,801,291)	(12,570,340)
Sales of short-term investments	20,584,952	10,699,420
Purchase of restricted assets	(319,336)	(183,448)
Changes in assets for perpetual care trusts	(222,825)	(145,930)
Amount received for perpetual care trusts	143,121	87,919
Mortgage, policy, and other loans made	(50,018,619)	(59,027,000)
Payments received for mortgage, policy and other loans	27,749,754	57,240,984
Purchase of property and equipment	(1,054,491)	(2,486,470)
Disposal of property and equipment	81,352	730,542
Purchase of real estate	-	(1,223,983)
Reinsurance agreement - SSLIC - Mississippi	(1,500,000)	-
Purchase of subsidiary	-	(27,971)
Sale of real estate	731,596	1,335,183
Net cash used in investing activities	(15,274,344)	(2,200,474)

Cash flows from financing activities:
Annuity contract receipts	8,657,859	4,554,778
Annuity contract withdrawals	(12,411,521)	(9,755,104)
Stock options excercised	242,344	-
Sale of treasury stock	217,934	469,901
Repayment of bank loans on notes and contracts	(10,601,015)	(2,504,778)
Proceeds from borrowing on bank loans	4,048,060	30,506,853
Net cash used in financing activities	(9,846,339)	23,271,650

Net cash in cash and cash equivalents	16,064,836	(3,487,626)

Cash and cash equivalents at beginning of period	5,203,060	10,376,585

Cash and cash equivalents at end of period	$21,267,896	$6,888,959

Non Cash Investing and Financing Activities:
Mortgage loans sold to investors reclassified as mortgage loans on real estate and construction loans, held for investment	$24,740,179	$-

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited)

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K (file number 0-9341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The estimates susceptible to significant change are those used in determining the liability for future policy benefits and claims, those used in determining valuation allowances for mortgage loans on real estate and construction loans held for investment, and those used in determining the estimated future costs for pre-need sales. Although some variability is inherent in these estimates, management believes the amounts provided are fairly stated in all material respects.

Certain 2007 amounts have been reclassified to bring them into conformity with the 2008 presentation.

2.       Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SAFS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income should be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements upon adoption of SFAS No. 141(R) or SFAS No. 160.

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
September 30, 2008 (Unaudited)

2.       Recent Accounting Pronouncements (Continued)

During 2008, the Company determined not to elect the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and continues to record unrealized gains and losses in accumulated other comprehensive income.

3.       Comprehensive Income

For the three months ended September 30, 2008 and 2007, total comprehensive income (loss) amounted to $264,000 and ($1,380,000), respectively. This increase of $1,644,000 was primarily the result of a decrease in net income of $106,000, an increase in derivatives of $2,460,000, and a decrease in unrealized gains in securities available for sale of $710,000.

For the nine months ended September 30, 2008 and 2007, total comprehensive income amounted to $3,795,000 and $1,061,000, respectively. This increase of $2,734,000 was primarily the result of an increase in net income of $1,595,000, an increase in derivatives of $2,825,000, and a decrease in unrealized gains in securities available for sale of $1,686,000.

4.       Stock-Based Compensation

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation cost of $115,763 and $-0- has been recognized for these plans for the quarters ended September 30, 2008 and 2007, respectively.  Compensation cost of $233,876 and $-0- has been recognized for these plans for nine months ended September 30, 2008 and 2007, respectively.

Options to purchase 211,000 shares of the Company’s common stock were granted March 31, 2008.  The fair value relating to stock-based compensation is $453,650 and will be expensed as options become available to exercise at the rate of 25% at the end of each quarter over the twelve months ended March 31, 2009.

The weighted-average fair value of each option granted during the nine months ended September 30, 2008 under the 2003 Plan and 2006 Plan is estimated at $2.15 per share as of the grant date using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 40%, risk-free interest of 3.4%, and an expected life of ten years.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited)

5.       Earnings Per Share

The basic and diluted earnings (loss) per share amounts were calculated as follows:

	Three Months Ended September 30,
	2008	2007
Numerator:
Net loss	$(768,042)	$(662,444)
Denominator:
Basic weighted-average shares outstanding	7,690,891	7,562,234
Effect of dilutive securities:
Employee stock options	-	-
Employee deferred compensation rights	-	-
Dilutive potential common shares	-	-
Diluted weighted-average shares outstanding	7,690,891	7,562,234

Basic loss per share	$(0.10)	$(0.09)

Diluted loss per share	$(0.10)	$(0.09)

Earnings per share amounts have been adjusted for the effect of annual stock dividends.

	Nine Months Ended September 30,
	2008	2007
Numerator:
Net earnings	$2,708,047	$1,113,125
Denominator:
Basic weighted-average shares outstanding	7,669,045	7,511,801
Effect of dilutive securities:
Employee stock options	26,597	174,856
Employee deferred compensation rights	-	34,482
Dilutive potential common shares	26,597	209,338
Diluted weighted-average shares outstanding	7,695,642	7,721,139

Basic earnings per share	$0.35	$0.15

Diluted earnings per share	$0.35	$0.14

Earnings per share amounts have been adjusted for the effect of annual stock dividends.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited)

6.        Business Segment

		Cemetery/		Reconciling
	Life Insurance	Mortuary	Mortgage	Items	Consolidated
For the Three Months Ended September 30, 2008
Revenues from external customers	$12,098,925	$3,298,469	$37,686,541	$-	$53,083,935

Intersegment revenues	1,417,423	23,001	92,090	(1,532,514)	-

Segment profit (loss) before income taxes	(1,008,033)	(147,673)	427,541	-	(728,165)

For the Three Months Ended September 30, 2007
Revenues from external customers	$11,796,377	$3,696,222	$36,171,342	$-	$51,663,941

Intersegment revenues	2,189,160	23,001	120,753	(2,332,914)	-

Segment profit (loss) before income taxes	974,792	267,801	(2,380,106)	-	(1,137,513)

For the Nine Months Ended September 30, 2008
Revenues from external customers	$38,043,667	$10,891,254	$117,772,709	$-	$166,707,630

Intersegment revenues	4,395,247	69,003	281,277	(4,745,527)	-

Segment profit (loss) before income taxes	(45,680)	216,435	4,133,263	-	4,304,018

Identifiable Assets	419,417,351	63,894,447	28,607,260	(67,189,875)	444,729,183

For the Nine Months Ended September 30, 2007
Revenues from external customers	$35,023,638	$11,823,233	$108,179,110	$-	$155,025,981

Intersegment revenues	5,294,222	69,003	363,097	(5,726,322)	-

Segment profit (loss) before income taxes	2,619,906	1,286,531	(2,626,722)	-	1,279,715

Identifiable Assets	393,303,995	60,185,223	20,647,581	(60,542,681)	413,594,118

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008, (Unaudited)

7.       Fair Value of Financial Assets and Financial Liabilities

Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (“SFAS No. 157”) is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities that are measured at fair value. SFAS No. 157:

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Condensed Consolidated Statement of Balance Sheet at September 30, 2008.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited)

7.       Fair Value of Financial Assets and Financial Liabilities (Continued)

				Valued at	Balance as of
				amortized	September 30,
	Level 1	Level 2	Level 3	cost	2008
Financial Assets
Fixed maturity securities	$2,227,158	$-	$738,502	$123,442,113	$126,407,773
Equity securities	6,635,288	-	-	-	6,635,288
Mortgage loans or real estate and construction loans, held for investment	-	-	7,978,550	117,843,323	125,821,873
Short-term investments	10,963,235	-	-	-	10,963,235
Total Investment in Financial Assets	19,825,681	-	8,717,052	241,285,436	269,828,169
Mortgage loans sold to investors	-	-	17,334,355	-	17,334,355
Other assets	-	-	4,461,885	1,639,205	6,101,090
Total Financial Assets	$19,825,681	$-	$30,513,292	$242,924,641	$293,263,614

Financial Liabilities
Other liabilities	$-	$-	$(358,809)	$(11,270,152)	$(11,628,961)

Total Financial Liabilities	$-	$-	$(358,809)	$(11,270,152)	$(11,628,961)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

			Mortgage
	Fixed		Loans
	Maturity	Mortgage	Sold to	Other	Other
	Securities	Loans	Investors	Assets	Liabilities

Balance - December 31, 2007	$1,473,154	$4,152,985	$66,700,694	$2,809,225	$(2,182,109)

Total Gains (Losses):

Included in earnings	(734,652)	(2,248,311)	-	-	-

Included in other comprehensive income	-	-	-	1,652,660	1,823,300

Purchases, issuances, and settlements	-	6,073,876	(24,626,160)	-	-

Transfers		-	(24,740,179)	-	-

Balance - September 30, 2008	$738,502	$7,978,550	$17,334,355	$4,461,885	$(358,809)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited)

7.       Fair Value of Financial Assets and Financial Liabilities (Continued)

The items shown under level one are valued as follows:

On a quarterly basis, the Company reviews its fixed investment securities related to corporate securities and other public utilities, consisting of bonds and preferred stocks that are in a loss position. The review involves an analysis of the securities in relation to historical values, price earnings ratios and projected earnings and revenue growth rates. Based on the analysis, a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other than temporary, the security is written down to the impaired value and an impairment loss is recognized.

Mortgage backed securities are included in investments in fixed maturity securities, typically held to maturity, and carried at amortized cost in the balance sheet. Because the investments are to be held to maturity, the investments are only written down to their fair value if the investments have a rating of as low as six by the National Association of Insurance Commissioners (NAIC), which rating is equivalent to a C or lower rating by Moody’s or Standard & Poor’s.

On a quarterly basis, the Company reviews its investment in industrial, miscellaneous and all other equity securities that are in a loss position.  The review involves an analysis of the securities in relation to historical values, price earnings ratios, projected earnings and revenue growth rates. Based on the analysis, a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other than temporary, the security is written down to the impaired value and an impairment loss is recognized.

The items shown under level three are valued as follows:

Mortgage loans on real estate and construction loans are carried at unpaid principal balances, adjusted for amortization of premium or accretion of discount, less allowances for possible losses.

The Company provides allowances for losses on its mortgage loans through an allowance for loan losses (a contra-asset account) and through the mortgage loan loss reserve (a liability account).  The allowance for loan losses and doubtful accounts is an allowance for losses on the Company’s mortgage loans held for investment.  When a mortgage loan is past due more than 90 days, the Company, where appropriate, sets up an allowance to approximate the excess of the carrying value of the mortgage loan over the estimated fair value of the underlying real estate collateral.  Once a loan is past due more than 90 days the Company does not accrue any interest income and proceeds to foreclose on the real estate.  All expenses for foreclosure are expensed as incurred.  Once foreclosed the carrying value will approximate its fair value and the amount will be classified as real estate.   The Company will be able to carry the foreclosed property in Security National Life and SecurityNational Mortgage , its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell.  The Company is currently able to rent properties for a 5.5% return.

Commercial mortgage loans and residential construction loans that are originated and held for investment are carried at their principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The Company defers related material loan origination fees, net of related direct loan origination costs, and amortizes the net fees over the term of the loans.

As of September 30, 2008, the Company's long term mortgage loan portfolio had $27,589,000 in unpaid principal with delinquencies of more than 90 days.  Of this amount $22,331,000 was in foreclosure proceedings.  The Company has not received any interest income on the $27,589,000 in mortgage loans with delinquencies of more than 90 days.  During the nine months ending September 30, 2008, the Company increased its allowance for mortgage loan losses by $2,248,000, which was charged to loan loss expense and included in other general and administrative expenses for the period.  The allowance for mortgage loan losses as of September 30, 2008 was $3,683,000.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited)

Also at September 30, 2008, the Company had foreclosed on $11,514,000 in long term mortgage loans.  The foreclosed property was shown in real estate.  The Company will be able to carry the foreclosed property in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell.

Mortgage loans sold to investors are carried at the amount due from third party investors, which is the estimated fair value at the balance sheet date since these amounts are generally collected within a short period of time.

For long-term residential mortgages originated and sold to third-party investors, mortgage fee income and related expenses are recognized when such loans are sold.

In addition to the allowance for mortgage loan losses, the Company also accrues a monthly allowance for indemnification losses to investors of 17.5 basis points of total production.  The amount accrued for the nine months ended September 30, 2008 was $4,829,000 and included in other general and administrative expenses.  The reserve for indemnification losses is included in other liabilities and, as of September 30, 2008, the balance was $1,734,000.

The mortgage loan loss reserve is an estimate of probable losses at the balance sheet date that the Company will realize in the future on mortgage loans sold to third party investors.  The Company may be required to reimburse third party investors for costs associated with early payoff of loans within the first six months of such loans and to repurchase loans where there is a default in any of the first four monthly payments to the investors or, in lieu of repurchase, to pay a negotiated fee to the investors.  The Company’s estimates are based upon historical loss experience and the best estimate of the probable loan loss liabilities.  The Company believes the Allowance for Loan Losses and Doubtful Accounts and the loan loss reserve represent probable loan losses incurred as of the balance sheet date.

The Company, through its wholly owned subsidiary, SecurityNational Mortgage Company (“SecurityNational Mortgage”), has entered into loan purchase agreements with non affiliated warehouse banks.  The total amount available under these loan purchase agreements is $400,000,000.  The terms of the loan purchase agreements are typically for one year, with interest rates ranging from 1.5% to 2.25% over the 30 day LIBOR rate (5.48% to 6.23% as of September 30, 2008).  SecurityNational Mortgage is currently in the process of renewing one of its loan purchase agreements that expired on September 30, 2008.  SecurityNational Mortgage has received a 90 day extension through the end of the year 2008.  The other loan purchase agreement is a non-committed line with no expiration date.

Other assets and other liabilities, derivative loan commitments.  During 2005, the Company’s mortgage banking activities implemented new practices relating to mortgage loan commitments, including interest rate lock commitments and forward commitments to sell loans to third-party investors. The Company also implemented a hedging strategy for these transactions.  A mortgage loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after inception of the mortgage loan commitment.  Mortgage loan commitments are derivatives under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities and are recognized at fair value on the consolidated balance sheet with changes in their fair values recorded as part of other comprehensive income from mortgage banking operations.

The Company is exposed to price risk due to the potential impact of changes in interest rates on the values of mortgage loan commitments from the time a mortgage  loan commitment is made until the loan commitment is exercised at the time the loan is closed and funded. Managing price risk is complicated by the fact that the ultimate percentage of mortgage loan commitments that will be exercised (i.e., the number of loan commitments that will be funded) fluctuates. The probability that a loan will not be funded within the terms of the commitment is driven by a number of factors, particularly the change, if any, in mortgage rates following the inception of the interest rate lock commitments. However, many borrowers continue to exercise mortgage loan commitments even when interest rates have fallen.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited)

In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will not be funded within the terms of the mortgage loan commitment also is influenced by the source of the applications (retail, broker or correspondent channels), proximity to rate lock expiration, purpose for the loan (purchase or refinance) product type and the application approval status. The Company has developed fallout estimates using historical observed data that takes into account all of the variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. These fallout estimates are used to estimate the number of loans that the Company expects to be funded within the terms of the mortgage loan commitments and are updated periodically to reflect the most current data. Once a loan is closed, it is classified as a receivable- mortgage loans sold to investors.

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

The Company utilizes various derivative instruments to economically hedge the price risk associated with its outstanding mortgage loan commitments. Management expects these derivatives will experience changes in fair value opposite to changes in fair value of the mortgage loan commitments, thereby reducing earnings volatility related to the recognition in earnings of changes in the values of these commitments. Forward commitments and best effort locks protect the Company from losses on sales of the loans arising from the exercise of the loan commitments by securing the ultimate sales price and delivery date of the loans. For mortgage loan commitments not protected by a forward commitment or best effort locks, the instruments used to economically hedge the fair value of the mortgage loan commitments include other freestanding derivatives such as mortgage backed securities, options and U.S. Treasury futures. The Company takes into account various factors and strategies in determining the portion of the mortgage loan commitments it wants to hedge economically.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited)

8.       Other Business Activity

On December 29, 2006, the Company, through its wholly owned subsidiary, Security National Life Insurance Company (“Security National Life”), entered into an agreement to sell Southern Security Life Insurance Company (“Southern Security Life”) to American Network Insurance Company, a Pennsylvania corporation and wholly owned subsidiary of Penn Treaty America Corporation, a Pennsylvania corporation. The transaction was subject to and conditioned upon the subsequent approval of the transaction by the Florida Office of Insurance Regulation, the Florida Department of Financial Services, and the Pennsylvania Department of Insurance by an agreed upon date.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited)

8.	Other Business Activity (Continued)

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

The Company disputes the terms of the proposed consent order. The Company is not aware of specific concerns that the Florida Office of Insurance Regulation has with the New Success Life Program because it has received no specific administrative complaint from the Florida Office nor is it aware of any recent market conduct examination that the Florida Office has conducted relative to the program. The Company intends to vigorously oppose the proposed consent order. The Company has engaged in discussions with the Florida Office of Insurance Regulation in an effort to settle the dispute concerning the proposed order.  If the Company is unable to reach a satisfactory resolution with the Florida Office of Insurance Regulation with respect to the terms of the proposed consent order and the Florida Office of Insurance Regulation issues a similar order, the Company intends to take action necessary to protect its rights and interests, including requesting a hearing before an administrative law judge to oppose the order.

In September 2007, the Company completed the sale of the Colonial Funeral Home property to the Utopia Station Development Corp. for $730,242, net of selling costs of $44,758.  The Colonial Funeral Home ceased operations in July 2006 and has been inactive since that date.  The carrying amount on the Company's financial statements on September 20, 2007 was $148,777.  As a result of the sale, including payment of selling expenses, the Company recognized a gain of $581,465.  The Company received an initial payment of $15,242, with the remaining amount due of $715,000 to be paid in a lump sum within a year from the date of sale.  In September of 2008, the Company foreclosed on the Utopia Development Corp.  In October 2008, the Colonial Property was sold to RTTTA, LLC for $650,000.  The reduction of the 2007 gain by $65,000 was recorded as a loss in 2008.

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

$2,100,000 of funds were held in escrow by the Company’s law firm and have been included in the accompanying consolidated balance sheet at December 31, 2007 in receivables with the $1,966,760 liability payable to the shareholders included in other liabilities and accrued expenses.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited)

8. Other Business Activity (Continued)

On August 13, 2008, the Company, through its wholly owned subsidiary, Security National Life Insurance Company (“Security National Life”), entered into a stock purchase agreement (the "Stock Purchase Agreement") with Southern Security Life Insurance Company, a Mississippi domiciled insurance company ("Southern Security"), and its shareholders to purchase all of the outstanding shares of common stock of Southern Security from its shareholders.  Under the terms of the transaction, Security National Life agrees to pay to the shareholders of Southern Security purchase consideration equal to the capital and surplus of Southern Security as of the date that Security National Life assumed administrative control over Southern Security, which was on September 1, 2008, plus the interest maintenance reserve and the asset valuation reserve of Southern Security as of the administrative control date, plus an allowance not to exceed $100,000 for the actual losses experienced by Southern Security in the second quarter ended June 30, 2008, less certain adjustments.

As of December 31, 2007, Southern Security had 24,323 policies in force and approximately 393 agents.  For the year ended December 31, 2007, Southern Security had revenues of $4,231,000 and a net loss of $496,000.  As of December 31, 2007, the statutory assets and the capital and surplus of Southern Security were $24,402,000 and $758,000, respectively.  As of June 30, 2008, the statutory assets and the capital and surplus of Southern Security were $24,780,000 and $713,000, respectively.

As adjustments to the purchase consideration, the shareholders of Southern Security agree at closing to deposit $175,000 of the purchase consideration into an interest bearing escrow account to pay the amount of any adjustments required under the terms of the agreement.  The shareholders additionally agree to deposit $537,000 of the purchase consideration into an interest bearing escrow account, representing about 50% of the total outstanding balances on two loans that Southern Security had made in the form of promissory notes, which notes are secured by funeral home properties in Senatobia, Mississippi and Collins, Mississippi.  The escrow agent will be instructed to release to the shareholders on a pro rata basis an amount equal to the combined principal reduction of the promissory notes that has occurred during the preceding August 1 through July 31 period, until such time as the $537,000 deposit, including any accrued interest, has been paid to the shareholders.  However, no payments will be made to the shareholders from the deposit if either of the notes is in default.

As further adjustments, Southern Security agrees to transfer its interest in a certain trust, known as the Nowell Legacy Trust, to the shareholders at closing and the purchase consideration to be paid to the shareholders will be reduced by the admitted value of the trust as reflected in the financial statements of Southern Security on September 1, 2008, the date that Security National Life assumed administrative control over Southern Security under the terms of the Stock Purchase Agreement.  Finally, the shareholders have represented in the Stock Purchase Agreement that the properties shown on the annual statement are owned free and clear of any liens and encumbrances and that the loans disclosed in the annual statement conform with the rules and regulations in Mississippi for admissibility.  The purchase consideration will be adjusted to the extent that the shareholder representations are not completely accurate.

The Stock Purchase Agreement further provides that Security National Life and Southern Security each agree to enter into a reinsurance agreement contemporaneous with the execution of such Stock Purchase Agreement.  Under the terms of this reinsurance agreement, Security National Life is required to reinsure all of the in force and future insurance liabilities of Southern Security.   Security National Life will also assume complete administrative control of all of the then current and future insurance related business operations of Southern Security at such time as Security National Life notifies Southern Security in writing that it is capable of assuming administrative control over such insurance related business operations, provided Security National Life assumes administrative control no later than September 1, 2008.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited)

Administrative control over the insurance related operations of Southern Security is to include control over day–to-day business expenses, trade, debt, locations of business operations, employees, employee compensation, compensation to offices and directors, cash flow, deposits and bank accounts.  Upon assuming administrative control, Security National Life will be given access to the records, files and computer systems of Southern Security and will have the right to transfer or move such records, files and computer systems to other offices and locations in which Security National transacts business.  Security National Life notified Southern Security in writing that it would assume administrative control over the insurance related operations of Southern Security as of September 1, 2008.  On September 1, 2008, Security National Life assumed said administrative control over the insurance related operations of Southern Security.

On August 29, 2008, in furtherance of the requirements of the Stock Purchase Agreement, Security National Life and Southern Security entered into a reinsurance agreement (the “Reinsurance Agreement”) to reinsure the majority of the in force business of Southern Security, as reinsurer, to the extent permitted by the Mississippi Department of Insurance.  Pursuant to the terms of the Reinsurance Agreement, Security National Life paid a ceding commission to Southern Security in the amount of $1,500,000.

As a result of the Reinsurance Agreement, certain insurance business and operations of Southern Security was transferred to Security National Life, including all policies in force as of the administrative control date.  Any future business by Southern Security would be covered by this Reinsurance Agreement.  It is estimated that as of September 1, 2008, when Security National Life assumed administrative control over the insurance related business operations of Southern Security, Southern Security transferred approximately $23,600,000 in assets and liabilities to Wachovia Securities, LLC of Oxford, Mississippi, as custodian for Security National Life pursuant to the Reinsurance Agreement and the Custodial Agreement among Southern Security, Security National Life, and Wachovia Securities, LLC.  Following the completion of the stock purchase transaction, Southern Security will continue to sell and service life insurance, annuity products, and funeral plan insurance.

Security National Life anticipates completing the stock purchase transaction within seven days from the date the required regulatory approvals are obtained.  The obligations of Security National Life and Southern Security to complete the transaction are contingent upon satisfaction of the following conditions: (i) a complete and satisfactory review by Security National Life of the books, records and business of Southern Security; and (ii) approval of the transaction by any regulatory authorities having jurisdiction over Security National Life and Southern Security, including the insurance departments of the states of Mississippi and Utah.

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

	Unaudited Pro Forma
	Three Months Ended	Nine Months ended
	September 30, 2007	September 30, 2007

Total revenues	$52,332,000	$157,678,000
Net earnings	$(620,000)	$1,401,000
Net earnings per Class A equivalent common share	$(0.08)	$0.19
Net earnings per Class A equivalent common share assuming dilution	$(0.08)	$0.18

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Mortgage Operations

During the three and nine months ended September 30, 2008, SecurityNational Mortgage experienced an increase in revenues and expenses due to the increase in mortgage loan revenue.  SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from independent brokers and correspondents. SecurityNational Mortgage funds the loans from internal cash flows and loan purchase agreements with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans.  SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and correspondents a commission for loans that are brokered through SecurityNational Mortgage.  For the nine months ended September 30, 2008 and 2007, SecurityNational Mortgage originated and sold 14,409 loans ($2,758,592,000 total volume) and 15,843 loans ($2,932,656,000 total volume), respectively.

The mortgage industry is still experiencing substantial change due to higher than expected delinquencies from subprime loans.  The market for new subprime loans has been substantially reduced and several mortgage companies whose primary product was subprime mortgage originations have ceased operations.  The Company funded $5,505,000 (0.14% of the Company’s production) in subprime loans during the twelve months ending December 31, 2007 and eliminated subprime loans from its product offerings in August 2007.  The Company believes that its potential losses from subprime loans are minimal.

The industry problem with subprime mortgages has created a volatile secondary market for other products, especially alternative documentation (Alt A) loans.  Alt A loans are typically offered to qualified borrowers who have relatively high credit scores but are not required to provide full documentation to support personal income and assets owned. Alt A loans can have a loan to value ratio as high as 100%. As a result of these changes, the Company discontinued offering these loans in September 2007.

As a result of the volatile secondary market for mortgage loans, the Company sold mortgage loans to certain third party investors that experienced financial difficulties and were not able to settle the loans.  The total amount of these loans was $36,291,000, of which $14,727,000 were in Alt A loans.  Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with SFAS No. 140, accounted for the loans retained in the same manner as a purchase of the assets from the former transferee(s) in exchange for liabilities assumed.  At the time of repurchase, the loans were determined to be held for investment, and the fair value of the loans was determined to be the unpaid principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans.  The financial statements reflect the transfer of the mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate” during June 2008.  The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

As a standard in the industry, the Company received payments on the mortgage loans during the time period between the sale date and settlement or repurchase date.  The Company will service these loans through Security National Life, its life insurance subsidiary.

The Company expects further significant industry challenges to continue through the remainder of 2008 and into 2009.  Under these circumstances it is difficult to predict profitability, if any.  Profitability may be impacted by volume reduction, changes in margins, increased borrowing costs, and future loan losses.  Management has taken, and will continue to take, a number of actions in response to the changing market conditions.  These include eliminating high risk products, modifying underwriting guidelines, closing unprofitable branch offices, obtaining new warehousing agreements at lower interest rates, and implementing expense reduction initiatives.

The Company provides allowances for losses on its mortgage loans through an allowance for loan losses (a contra-asset account) and through the mortgage loan loss reserve (a liability account).  The allowance for loan losses and doubtful accounts is an allowance for losses on the Company’s mortgage loans held for investment.  When a mortgage loan is past due more than 90 days, the Company, where appropriate, sets up an allowance to approximate the excess of the carrying value of the mortgage loan over the estimated fair value of the underlying real estate collateral. Once a loan is past due more than 90 days the Company does not accrue any interest income and proceeds to foreclose on the real estate.  All expenses for foreclosure are expensed as incurred.  Once foreclosed the carrying value will approximate its fair value and the amount will be classified as real estate.   The Company will be able to carry the foreclosed property in Security National Life and SecurityNational Mortgage , its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell.  The Company is currently able to rent properties for a 5.5% return.

The mortgage loan loss reserve is an estimate of probable losses at the balance sheet date that the Company will realize in the future on mortgage loans sold to third party investors.  The Company may be required to reimburse third party investors for costs associated with early payoff of loans within the first six months of such loan duration and to repurchase loans where there is a default in any of the first four monthly payments to the investors or, in lieu of repurchase, to pay a negotiated fee to the investors.  The Company’s estimates are based upon historical loss experience and the best estimate of the probable loan loss liabilities.  The Company believes the allowance for loan losses and doubtful accounts and the loan loss reserve represent probable loan losses incurred as of the balance sheet date.

As of September 30, 2008, the Company's long term mortgage portfolio had $27,589,000 in unpaid principal with delinquencies more than 90 days.  Of this amount $22,331,000 was in foreclosure proceedings.  The Company has not received any interest income on the $27,589,000 in mortgage loans with delinquencies of more than 90 days.  During the nine months ending September 30, 2008, the Company increased its allowance for mortgage losses by $2,248,000, which was charged to loan loss expense and included in other general and administrative expenses for the period.  The allowance for mortgage loan losses as of September 30, 2008 was $3,683,000.

Also at September 30, 2008, the Company has foreclosed on $11,514,000 in long term mortgage loans.  The foreclosed property was shown in real estate.  The Company will be able to carry the foreclosed property in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell.

In addition to the allowance for mortgage loans losses, the Company also accrues a monthly allowance for indemnification losses to investors of 17.5 basis points of total production.  The amount accrued for the nine months ended September 30, 2008 was $4,829,000 and included in other general and administrative expenses.  The reserve for indemnification losses is included in other liabilities and as of September 30, 2008 the balance was $1,734,000.

SecurityNational Mortgage has loan purchase agreements with unaffiliated warehouse banks.  The total amount available under these loan purchase agreements is $400,000,000.  The terms of the loan purchase agreements are typically for one year, with interest rates ranging from 1.5% to 2.25% over the 30 days LIBOR rate (5.48% to 6.23% as of September 30, 2008).  SecurityNational Mortgage is currently in the process of renewing one of its loan purchase agreements that expired on September 30, 2008.  SecurityNational Mortgage has received a 90 day extension through the end of the year 2008.  The other loan purchase agreements is a non-committed line with no expiration date.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Total revenues increased by $1,420,000, or 2.7%, to $53,084,000 for the three months ended September 30, 2008, from $51,664,000 for the three months ended September 30, 2007.  Contributing to this increase in total revenues was a $2,758,000 increase in mortgage fee income, a $901,000 increase in insurance premiums and other considerations.  This increase in total revenues was partially offset by a $846,000 decrease in investment income, a $162,000 decrease in net mortuary and cemetery sales, a $1,109,000 decrease in realized gains (losses) on investments and other assets, and a $122,000 decrease in other revenues.

Insurance premiums and other considerations increased by $901,000, or 10.7%, to $9,327,000 for the three months ended September 30, 2008, from $8,426,000 for the comparable period in 2007.  This increase was primarily the result of additional premiums realized from new insurance sales, the acquisition of Capital Reserve Life Insurance Company on December 20, 2007, and the reinsurance agreement with Southern Security Life Insurance Company on September 1, 2008.

Net investment income decreased by $846,000, or 11.1%, to $6,792,000 for the three months ended September 30, 2008, from $7,638,000 for the comparable period in 2007.  This reduction was primarily attributable to decreased interest income from mortgage loans on real estate but partially offset by an increase in investment income from the purchases of C&J Financial and Capital Reserve Life, and the reinsurance agreement with Southern Security Life Insurance Company on September 1, 2008.

Net mortuary and cemetery sales decreased by $162,000, or 5.0%, to $3,051,000 for the three months ended September 30, 2008, from $3,213,000 for the comparable period in 2007.  This reduction was due to a decrease in at-need sales in the cemetery and mortuary operations and a decrease in pre-need land sales of burial spaces in the cemetery operations.

Realized gains and (losses) on investments and other assets decreased by $1,109,000 to a $1,107,000 realized loss for the three months ended September 30, 2008, from a $2,000 realized gain for the comparable period in 2007.  This increase in realized losses on investments was due to $739,000 in realized losses from fixed maturity securities impairments and $303,000 in realized losses from equity securities impairments.  During 2007 there was a net gain of $516,000 from the sale of Colonial Funeral Home, which was partially offset by a loss of $65,000 on the foreclosure and subsequent sale of the funeral home in the third quarter of 2008.

Mortgage fee income increased by $2,758,000, or 8.6%, to $34,757,000 for the three months ended September 30, 2008, from $31,999,000 for the comparable period in 2007.  This increase was primarily attributable to an increase in loan fees charged to originate loans, and secondary gain during the third quarter of 2008 on loan production at existing offices.

Other revenues decreased by $122,000, or 31.8%, to $264,000 for the three months ended September 30, 2008 from $386,000 for the comparable period in 2007.  This increase was due to increases in several small income items throughout the Company's operations.

Total benefits and expenses were $53,812,000, or 101.4% of total revenues, for the three months ended September 30, 2008, as compared to $52,801,000, or 102.2% of total revenues, for the comparable period in 2007.  These ratios exceeded revenues primarily due to increased loan costs at SecurityNational Mortgage Company and increases in the loan loss reserve and loan allowance balances in 2007 and impairment losses in securities in 2008.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $612,000, or 8.0%, to $8,310,000 for the three months ended September 30, 2008, from $7,698,000 for the comparable period in 2007.  This increase was primarily the result of increased insurance business, increased reserves for policyholder benefits and death claims, the acquisition of Capital Reserve Life on December 20, 2007, and the reinsurance agreement with Southern Security Life Insurance Company on September 1, 2008.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $495,000, or 34.0%, to $1,952,000 for the three months ended September 30, 2008, from $1,457,000 for the comparable period in 2007. This increase was primarily due to an increase in new business and higher terminations from the previous year.

General and administrative expenses increased by $1,469,000, or 3.7%, to $41,402,000 for the three months ended September 30, 2008, from $39,933,000 for the comparable period in 2007.  Salaries increased by $500,000 from $6,138,000 in 2007 to $6,638,000 in 2008, primarily due to merit increases in salaries of existing employees, and an increase in the number of employees necessitated by the Company's expanding business operations.  Other expenses increased by $983,000 from $9,186,000 in 2007 to $10,169,000 in 2008.  The increase in other expenses primarily resulted from increased costs at SecurityNational Mortgage Company and increases in the loan reserve and loan allowances balance.  This increase was partially offset by a decrease in commission expenses of $14,000, from $24,609,000 in the third quarter of 2007 to $24,595,000 in the third quarter of 2008, due to decreased mortgage loan origination costs made by SecurityNational Mortgage which were partially offset by increased life insurance sales during the third quarter of 2008.

Interest expense decreased by $1,476,000, or 48.0%, to $1,600,000 for the three months ended September 30, 2008, from $3,076,000 for the comparable period in 2007.  This reduction was primarily due to decreased warehouse lines of credit required for a reduced number of warehoused mortgage loans by SecurityNational Mortgage.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $89,000, or 14.0%, to $548,000 for the three months ended September 30, 2008, from $637,000 for the comparable period in 2007.  This increase was primarily due to decreased at-need cemetery sales and mortuary sales.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Total revenues increased by $11,682,000, or 7.5%, to $166,708,000 for the nine months ended September 30, 2008, from $155,026,000 for the nine months ended September 30, 2007. Contributing to this increase in total revenues was a $13,752,000 increase in mortgage fee income, a $2,883,000 increase in insurance premiums and other considerations, and a $23,000 increase in other revenues.  This increase in total revenues was partially offset by a $3,045,000 decrease in investment income, a $1,805,000 decrease in realized gains (losses) on investments and other assets, and a $126,000 decrease in net mortuary and cemetery sales.

Insurance premiums and other considerations increased by $2,883,000, or 11.9%, to $27,178,000 for the nine months ended September 30, 2008, from $24,295,000 for the comparable period in 2007. This increase was primarily the result of additional insurance premiums realized from new insurance sales, the acquisition of Capital Reserve Life Insurance Company on December 20, 2007, and the reinsurance agreement with Southern Security Life Insurance Company on September 1, 2008.

Net investment income decreased by $3,045,000, or 12.4%, to $21,545,000 for the nine months ended September 30, 2008, from $24,590,000 for the comparable period in 2007. This reduction was primarily attributable to decreased interest income from mortgage loans on real estate but partially offset by an increase in investment income from the purchase of C & J Financial and Capital Reserve Life, and the reinsurance agreement with Southern Security Life Insurance Company on September 1, 2008.

Net mortuary and cemetery sales decreased by $126,000, or 1.2%, to $10,032,000 for the nine months ended September 30, 2008, from $10,158,000 for the comparable period in 2007. This decrease was due to decreased at-need sales in the cemetery and mortuary operations and decreased pre-need land sales of burial spaces in cemetery operations.

Realized gains and (losses) on investments and other assets decreased by $1,805,000 to a $1,067,000 realized loss for the nine months ended September 30, 2008, from a $738,000 realized gain for the comparable period in 2007.  This increase in realized losses on investments was due to $739,000 in realized losses from fixed maturity securities impairments and $303,000 in realized losses from equity securities impairments.  During 2007 there was a net gain of $516,000 from the sale of Colonial Funeral Home, which was partially offset by a loss of $65,000 on the foreclosure and subsequent sale of the funeral home in third quarter of 2008.

Mortgage fee income increased by $13,752,000, or 14.5%, to $108,352,000 for the nine months ended September 30, 2008, from $94,600,000 for the comparable period in 2007. This increase was primarily attributable to an increase in the loan fees charged to originate loans, and secondary gain during the first nine months of 2008 on loan production at existing offices.

Other revenues increased by $23,000, or 3.6%, to $667,000 for the nine months ended September 30, 2008 from $644,000 for the comparable period in 2007. This increase was due to increases in several small income items throughout the Company’s operations.

Total benefits and expenses were $162,404,000, or 97.4% of total revenues, for the nine months ended September 30, 2008, as compared to $153,746,000, or 99.2% of total revenues, for the comparable period in 2007. This decreased primarily resulted from improved profitability of SecurityNational Mortgage Company.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $2,565,000, or 11.3%, to $25,183,000 for the nine months ended September 30, 2008, from $22,618,000 for the comparable period in 2007. This increase was primarily the result of increased insurance business, increased reserves for policyholder benefits and death claims, the acquisition of Capital Reserve Life on December 20, 2007, and the reinsurance agreement with Southern Security Life Insurance Company on September 1, 2008.
Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $184,000, or 4.4%, to $4,364,000 for the nine months ended September 30, 2008, from $4,180,000 for the comparable period in 2007. This increase was primarily due to an increase in new business.

General and administrative expenses increased by $10,596,000, or 9.2%, to $125,259,000 for the nine months ended September 30, 2008, from $114,663,000 for the comparable period in 2007. This increase primarily resulted from an increase in commission expenses by $2,354,000 from $71,904,000 in 2007 to $74,258,000 in 2008, due to increased loan origination costs incurred by SecurityNational Mortgage and increased life insurance sales made during the first nine months of 2008. Salaries increased by $1,729,000 from $17,824,000 in 2007 to $19,553,000 in 2008, primarily due to merit increases in salaries of existing employees, and an increase in the number of employees necessitated by the Company’s expanding business operations. Other expenses increased by $6,513,000 from $24,934,000 in 2007 to $31,447,000 in 2008. The increase in other expenses primarily resulted from increased costs at SecurityNational Mortgage Company and increases in the loan reserve and loan allowance balances.

Interest expense decreased by $4,589,000, or 44.4%, to $5,744,000 for the nine months ended September 30, 2008, from $10,333,000 for the comparable period in 2007. This reduction was primarily from decreased warehouse lines of credit required for a reduced number of warehoused mortgage loans by SecurityNational Mortgage Company.

Cost of goods and services sold by the mortuaries and cemeteries decreased by $99,000, or 5.1%, to $1,853,000 for the nine months ended September 30, 2008, from $1,952,000 for the comparable period in 2007. This decrease was primarily due to decreased cemetery and mortuary sales.

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

During the nine months ended September 30, 2008, the Company's operations provided cash of $41,186,000, while cash totaling $24,559,000 was used by operations during the nine months ended September 30, 2007. This was due primarily to a decrease of $26,490,000 in 2008 and an increase of $33,186,000 in 2007 in the balance of mortgage loans sold to investors.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $126,408,000 as of September 30, 2008, compared to $119,777,000 as of December 31, 2007. This represents 40.9% and 47.6% of the total investments as of September 30, 2008 and December 31, 2007, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At September 30, 2008, 3.9% (or $4,908,000) and at December 31, 2007, 3.1% (or $3,708,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (“SFAS No. 157”) is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities that are measured at fair value. SFAS No. 157:

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Condensed Consolidated Statement of Balance Sheet at September 30, 2008.

				Valued at	Balance as of
				amortized	September 30,
	Level 1	Level 2	Level 3	cost	2008
Financial Assets
Fixed maturity securities	$2,227,158	$-	$738,502	$123,442,113	$126,407,773
Equity securities	6,635,288	-	-	-	6,635,288
Mortgage loans or real estate and construction loans, held for investment	-	-	7,978,550	117,843,323	125,821,873
Short-term investments	10,963,235	-	-	-	10,963,235
Total Investment in Financial Assets	19,825,681	-	8,717,052	241,285,436	269,828,169
Mortgage loans sold to investors	-	-	17,334,355	-	17,334,355
Other assets	-	-	4,461,885	1,639,205	6,101,090
Total Financial Assets	$19,825,681	$-	$30,513,292	$242,924,641	$293,263,614

Financial Liabilities
Other liabilities	$-	$-	$(358,809)	$(11,270,152)	$(11,628,961)

Total Financial Liabilities	$-	$-	$(358,809)	$(11,270,152)	$(11,628,961)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

			Mortgage
	Fixed		Loans
	Maturity	Mortgage	Sold to	Other	Other
	Securities	Loans	Investors	Assets	Liabilities

Balance - December 31, 2007	$1,473,154	$4,152,985	$66,700,694	$2,809,225	$(2,182,109)

Total Gains (Losses):

Included in earnings	(734,652)	(2,248,311)	-	-	-

Included in other comprehensive income	-	-	-	1,652,660	1,823,300

Purchases, issuances, and settlements	-	6,073,876	(24,626,160)	-	-

Transfers		-	(24,740,179)	-	-

Balance - September 30, 2008	$738,502	$7,978,550	$17,334,355	$4,461,885	$(358,809)

The items shown under level one are valued as follows:

On a quarterly basis, the Company reviews its fixed investment securities related to corporate securities and other public utilities, consisting of bonds and preferred stocks that are in a loss position. The review involves an analysis of the securities in relation to historical values, price earnings ratios and projected earnings and revenue growth rates. Based on the analysis, a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other than temporary, the security is written down to the impaired value and an impairment loss is recognized.

Mortgage backed securities are included in investments in fixed maturity securities, typically held to maturity, and carried at amortized cost in the balance sheet. Because the investments are to be held to maturity, the investments are only written down to their fair value if the investments have a rating of as low as six by the National Association of Insurance Commissioners (NAIC), which rating is equivalent to a C or lower rating by Moody’s or Standard & Poor’s.

On a quarterly basis, the Company reviews its investment in industrial, miscellaneous and all other equity securities that are in a loss position.  The review involves an analysis of the securities in relation to historical values, price earnings ratios, projected earnings and revenue growth rates. Based on the analysis, a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other than temporary, the security is written down to the impaired value and an impairment loss is recognized.

The items shown under level three are valued as follows:

Mortgage loans on real estate and construction loans are carried at unpaid principal balances, adjusted for amortization of premium or accretion of discount, less allowances for possible losses.

The Company provides allowances for losses on its mortgage loans through an allowance for loan losses (a contra-asset account) and through the mortgage loan loss reserve (a liability account).  The allowance for loan losses and doubtful accounts is an allowance for losses on the Company’s mortgage loans held for investment.  When a mortgage loan is past due more than 90 days, the Company, where appropriate, sets up an allowance to approximate the excess of the carrying value of the mortgage loan over the estimated fair value of the underlying real estate collateral. Once a loan is past due more than 90 days, the Company does not accrue any interest income and proceeds to foreclose on the real estate.  All expenses for foreclosure are expensed as incurred.  Once foreclosed the carrying value will approximate its fair value and the amount will be classified as real estate.   The Company will be able to carry the foreclosed property in Security National Life and SecurityNational Mortgage , its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell them.  The Company is currently able to rent properties for a 5.5% return.

Commercial mortgage loans and residential construction loans that are originated and held for investment are carried at their principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The Company defers related material loan origination fees, net of related direct loan origination costs, and amortizes the net fees over the term of the loans.

As of September 30, 2008, the Company's long term mortgage loan portfolio had $27,589,000 in unpaid principal with delinquencies more than 90 days.  Of this amount $22,331,000 was in foreclosure proceedings.  The Company has not received any interest income on the $27,589,000 in mortgage loans with delinquencies of more than 90 days.  During the nine months ending September 30, 2008, the Company increased its allowance for mortgage loan losses by $2,248,000, which was charged to loan loss expense and included in other general and administrative expenses for the period.  The allowance for mortgage loan losses as of September 30, 2008 was $3,683,000.

Also at September 30, 2008, the Company had foreclosed on $11,514,000 in long term mortgage loans.  The foreclosed property was shown in real estate.  The Company will be able to carry the foreclosed property in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell.

Mortgage loans sold to investors are carried at the amount due from third party investors, which is the estimated fair value at the balance sheet date since these amounts are generally collected within a short period of time.

For long-term residential mortgages originated and sold to third-party investors, mortgage fee income and related expenses are recognized when such loans are sold.

In addition to the allowance for mortgage loan losses, the Company also accrues a monthly allowance for indemnification losses to investors of 17.5 basis points of total production.  The amount accrued for the nine months ended September 30, 2008 was $4,829,000 and included in other general and administrative expenses.  The reserve for indemnification losses was included in other liabilities and, as of September 30, 2008, the balance was $1,734,000.

The mortgage loan loss reserve is an estimate of probable losses at the balance sheet date that the Company will realize in the future on mortgage loans sold to third party investors.  The Company may be required to reimburse third party investors for costs associated with early payoff of loans within the first six months of such loans and to repurchase loans where there is a default in any of the first four monthly payments to the investors or, in lieu of repurchase, to pay a negotiated fee to the investors.  The Company’s estimates are based upon historical loss experience and the best estimate of the probable loan loss liabilities.  The Company believes the Allowance for Loan Losses and Doubtful Accounts and the loan loss reserve represent probable loan losses incurred as of the balance sheet date.

The Company, through its wholly owned subsidiary, SecurityNational Mortgage, has entered into loan purchase agreements with non affiliated warehouse banks.  The total amount available under these loan purchase agreements is $400,000,000.  The terms of the loan purchase agreements are typically for one year, with interest rates ranging from 1.5% to 2.25% over the 30 day LIBOR rate (5.48% to 6.23% as of September 30, 2008).  SecurityNational Mortgage is currently in the process of renewing one of its loan purchase agreements that expired on September 30, 2008.  SecurityNational Mortgage has received a 90 day extension through the end of the year 2008.  The other loan purchase agreement is a non-committed line with no expiration date.

Other assets and other liabilities, derivative loan commitments.  During 2005, the Company’s mortgage banking activities implemented new practices relating to mortgage loan commitments, including interest rate lock commitments and forward commitments to sell loans to third-party investors. The Company also implemented a hedging strategy for these transactions.  A mortgage loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after inception of the mortgage loan commitment.  Mortgage loan commitments are derivatives under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities and are recognized at fair value on the consolidated balance sheet with changes in their fair values recorded as part of other comprehensive income from mortgage banking operations.

The Company is exposed to price risk due to the potential impact of changes in interest rates on the values of mortgage loan commitments from the time a mortgage loan commitment is made to an applicant to the time the loan that would result from the exercise of that loan commitment is funded. Managing price risk is complicated by the fact that the ultimate percentage of mortgage loan commitments that will be exercised (i.e., the number of loan commitments that will be funded) fluctuates. The probability that a loan will not be funded within the terms of the commitment is driven by a number of factors, particularly the change, if any, in mortgage rates following the inception of the interest rate lock commitments. However, many borrowers continue to exercise mortgage loan commitments even when interest rates have fallen.

In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will not be funded within the terms of the mortgage loan commitment also is influenced by the source of the applications (retail, broker or correspondent channels), proximity to rate lock expiration, purpose for the loan (purchase or refinance) product type and the application approval status. The Company has developed fallout estimates using historical observed data that take into account all of the variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. These fallout estimates are used to estimate the number of loans that the Company expects to be funded within the terms of the mortgage loan commitments and are updated periodically to reflect the most current data. Once a loan is closed, it is classified as a receivable-mortgage loans sold to investors.

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

The Company utilizes various mortgage instruments to economically hedge the price risk associated with its outstanding mortgage loan commitments. Management expects these derivatives will experience changes in fair value opposite to changes in fair value of the mortgage loan commitments, thereby reducing earnings volatility related to the recognition in earnings of changes in the values of these commitments. A forward loan sales commitments and best effort locks protect the Company from losses on sales of the loans arising from exercise of the loan commitments by securing the ultimate sales price and delivery date of the loans. For mortgage loan commitments not protected by a forward commitment or best effort locks, the instruments used to economically hedge the fair value of the mortgage loan commitments include other freestanding derivatives such as mortgage backed securities, options and U.S. Treasury futures. The Company takes into account various factors and strategies in determining the portion of the mortgage loan commitments it wants to hedge economically.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2008, and December 31, 2007, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank debt and notes payable were $66,905,000 as of September 30, 2008, as compared to $69,156,000 as of December 31, 2007. Stockholders’ equity as a percent of total capitalization was 90% and 81% as of September 30, 2008 and December 31, 2007, respectively.  Bank debt and notes payable decreased $6,525,000 for the nine months ended September 30, 2008 when compared to December 31, 2007, thus increasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2007 was 7.9% as compared to a rate of 8.4% for 2006. The 2008 lapse rate to date has been approximately the same as 2007.

At September 30, 2008, $19,355,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the annual report on Form 10-K filed for the year ended December 31, 2007.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2008.  Based upon the evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2008.  Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as of September 30, 2008.

Management's Report on Internal Control Over Financial Reporting.  The Company's management is responsible for establishing and maintaining a comprehensive system of internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets, and the reliability of the financial records.  The internal control system was designed to provide reasonable assurance to management and the Company's Board of Directors regarding the preparation and fair presentation of published financial statements.  The system of internal control over financial reporting provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees.  The criteria or framework upon which management relied in evaluating the effectiveness of the Company’s internal control over financial reporting was set forth in Internal Controls -- Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of the Company's evaluation, management concluded that the internal control over financial reporting was effective as of September 30, 2008.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Part II  Other Information

Item 1.     Legal Proceedings.

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

The Company disputes the terms of the proposed consent order. The Company is not aware of specific concerns that the Florida Office of Insurance Regulation has with the New Success Life Program because it has received no specific administrative complaint from the Florida Office nor is it aware of any recent market conduct  examination that the Florida Office has conducted relative to the program. The Company intends to vigorously oppose the proposed consent order. The Company has engaged in discussions with the Florida Office of Insurance Regulation in an effort to settle the dispute concerning the proposed order.  If the Company is unable to reach a satisfactory resolution with the Florida Office with respect to the terms of the proposed consent order and the Florida Office of Insurance Regulation issues a similar order, the Company intends to take action necessary to protect its rights and interests, including requesting a hearing before an administrative law judge to oppose the order.

Except for the proposed consent order from the Florida Office of Insurance Regulation, the Company is not a party to any material proceedings outside the ordinary course of business or to any other legal proceedings, which if adversely determined, would have a material adverse effect on its financial condition or results of operation.

Item 1A.    Risk Factors.

The recent adverse developments in the mortgage industry and credit markets have adversely affected the Company’s ability to sell certain of its mortgage loans to investors, which has impacted the Company’s financial results by requiring it to assume the risk of holding and servicing many of these loans.

The mortgage industry is still experiencing substantial change due to higher than expected delinquencies from subprime loans.  The market for new subprime loans has been substantially reduced and several mortgage companies whose primary product was subprime mortgage originations have ceased operations.  The Company funded $5.4 million (0.2% of the Company’s production) in subprime loans during the twelve months ending December 31, 2007 and eliminated subprime loans from its product offerings in August 2007.  The Company believes that its potential losses from subprime loans are minimal.

The industry problem with subprime mortgages has created a volatile secondary market for other products, especially alternative documentation (Alt A) loans.  Alt A loans are typically offered to qualified borrowers who have relatively high credit scores but are not required to provide full documentation to support personal income and assets owned. Alt A loans can have a loan to value ratio as high as 100%. As a result of these changes, the Company discontinued offering these loans in September 2007.

As a result of the volatile secondary market for mortgage loans, the Company sold mortgage loans to certain third party investors that experienced financial difficulties and were not able to settle the loans.  The total amount of these loans was $36,291,000, of which $14,727,000 were in Alt A loans.  Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with SFAS No. 140, accounted for the loans retained in the same manner as a purchase of the assets from the former transferee(s) in exchange for liabilities assumed.  At the time of repurchase, the loans were determined to be held for investment, and the fair value of the loans was determined to be the unpaid principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans.  The financial statements reflect the transfer of the mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate” during June 2008.  The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

As a standard in the industry, the Company received payments on the mortgage loans during the time period between the sale date and settlement or repurchase date.  The Company will service these loans through Security National Life, its life insurance subsidiary.

The Company provides allowances for losses on its mortgage loans through an allowance for loan losses (a contra-asset account) and through the mortgage loan loss reserve (a liability account).  The allowance for loan losses and doubtful accounts is an allowance for losses on the Company’s mortgage loans held for investment.  When a mortgage loan is past due more than 90 days, the Company, where appropriate, sets up an allowance to approximate the excess of the carrying value of the mortgage loan over the estimated fair value of the underlying real estate collateral.  Once a loan is past due more than 90 days the Company does not accrue any interest income and proceeds to foreclose on the real estate.  All expenses for foreclosure are expensed as incurred.  Once foreclosed the carrying value will approximate its fair value and the amount will be classified as real estate.   The Company will be able to carry the foreclosed property in Security National Life and SecurityNational Mortgage , its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell.  The Company is currently able to rent properties for a 5.5% return.

The mortgage loan loss reserve is an estimate of probable losses at the balance sheet date that the Company will realize in the future on mortgage loans sold to third party investors.  The Company may be required to reimburse third party investors for costs associated with early payoff of loans within the first six months of such loans and to repurchase loans where there is a default in any of the first four monthly payments to the investors or, in lieu of repurchase, to pay a negotiated fee to the investors.  The Company’s estimates are based upon historical loss experience and the best estimate of the probable loan loss liabilities.  The Company believes the Allowance for Loan Losses and Doubtful Accounts and the loan loss reserve represent probable loan losses incurred as of the balance sheet date.

As of September 30, 2008, the Company's long term mortgage loan portfolio had $27,589,000 in unpaid principal with delinquencies more than 90 days.  Of this amount $22,331,000 was in foreclosure proceedings.  The Company has not received any interest income on the $27,589,000 in mortgage loans with delinquencies of more than 90 days.  During the nine months ending September 30, 2008, the Company has increased its allowance for mortgage loan losses by $2,248,000 which allowance was charged to loan loss expense and is included in other general and administrative expenses for the period.  The allowance for mortgage loan losses as of September 30, 2008 was $3,683,000.

Also, at September 30, 2008, the Company had foreclosed on $11,514,000 in long term mortgage loans.  The foreclosed property is shown in real estate.  The Company will be able to carry the foreclosed property in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell.

In addition to the allowance for mortgage loan losses, the Company also accrues a monthly allowance for indemnification losses to investors of 17.5 basis points of total production.  The amount accrued for the nine months ended September 30, 2008 was $4,829,000 and included in other general and administrative expenses.  The reserve for indemnification losses is included in other liabilities, and as of September 30, 2008, the balance was $1,734,000.

SecurityNational Mortgage has entered into loan purchase agreements with unaffiliated warehouse banks.  The total amount available under these loan purchase agreements is $400,000,000.  The terms of the loan purchase agreements are typically for one year, with interest rates ranging from 1.5% to 2.25% over the 30 days LIBOR rate (5.48% to 6.23% as of September 30, 2008).  SecurityNational Mortgage is currently in the process of renewing one of its loan purchase agreements that expired on September 30, 2008.  SecurityNational Mortgage has received a 90 day extension through the end of the year 2008.  The other loan purchase agreement is a non-committed with no expiration date.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

                 None

Item 3.     Defaults Upon Senior Securities.

                 None

Item 4.     Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on July 11, 2008, the following matters were acted upon: (i) seven directors consisting of George R. Quist, Scott M. Quist, J. Lynn Beckstead, Jr., Charles L. Crittenden, Dr. Robert G. Hunter, H. Craig Moody and Norman G. Wilbur were elected to serve until the next annual stockholders meeting or until their respective successors are elected and qualified (for George R. Quist, with Class A and Class C shares voting, 12,270,019 votes were cast in favor of election, no votes were cast against election, and there were 102,786 abstentions; for Scott M. Quist, with Class A and Class C shares voting, 12,290,111 votes were cast in favor of election, no votes were cast against election, and there were 82,694 abstentions; for J. Lynn Beckstead, Jr., with Class  A shares voting, 5,223,232 votes were cast in favor of election, no votes were cast against election, and there were 83,588 abstentions; for Charles L. Crittenden, with Class A and Class C shares, 12,272,594 votes were cast in favor of election, no votes were cast against election, and there were 100,211 abstentions; for Dr. Robert G. Hunter, with Class A and Class C shares voting, 12,271,238 votes were cast in favor of election, no votes cast against election, and there were 101,567 abstentions; for H. Craig Moody, with Class A shares voting, 5,206,865 votes were cast in favor of election, no votes cast against election, and there were 99,955 abstentions; and for Norman G. Wilbur, with Class A and Class C shares voting, 12,269,243 votes were cast in favor of election, no votes were cast against election, and there were 103,562 abstentions); and (ii) the appointment of Hansen,  Barnett & Maxwell, P.C. as the Company's registered pubic independent accountants for the fiscal year ending December 31, 2008 was ratified (with 12,282,146 votes cast for appointment, 90,659 votes against appointment, and there were -0- abstentions),

Item 5.     Other Information.

On August 13, 2008, the Company, through its wholly owned subsidiary, Security National Life Insurance Company (“Security National Life”), entered into a stock purchase agreement (the "Stock Purchase Agreement") with Southern Security Life Insurance Company, a Mississippi domiciled insurance company ("Southern Security"), and its shareholders to purchase all of the outstanding shares of common stock of Southern Security from its shareholders.  Under the terms of the transaction, Security National Life agrees to pay to the shareholders of Southern Security purchase consideration equal to the capital and surplus of Southern Security as of the date that Security National Life assumed administrative control over Southern Security, which was on September 1, 2008, plus the interest maintenance reserve and the asset valuation reserve of Southern Security as of the administrative control date, plus an allowance not to exceed $100,000 for the actual losses experienced by Southern Security in the second quarter ended June 30, 2008, less certain adjustments.

As of December 31, 2007, Southern Security had 24,323 policies in force and approximately 393 agents.  For the year ended December 31, 2007, Southern Security had revenues of $4,231,000 and a net loss of $496,000.  As of December 31, 2007, the statutory assets and the capital and surplus of Southern Security were $24,402,000 and $758,000, respectively.  As of June 30, 2008, the statutory assets and the capital and surplus of Southern Security were $24,780,000 and $713,000, respectively.

As adjustments to the purchase consideration, the shareholders of Southern Security agree at closing to deposit $175,000 of the purchase consideration into an interest bearing escrow account to pay the amount of any adjustments required under the terms of the agreement.  The shareholders additionally agree to deposit $537,000 of the purchase consideration into an interest bearing escrow account, representing about 50% of the total outstanding balances on two loans that Southern Security had made in the form of promissory notes, which notes are secured by funeral home properties in Senatobia, Mississippi and Collins, Mississippi.  The escrow agent will be instructed to release to the shareholders on a pro rata basis an amount equal to the combined principal reduction of the promissory notes that has occurred during the preceding August 1 through July 31 period, until such time as the $537,000 deposit, including any accrued interest, has been paid to the shareholders.  However, no payments will be made to the shareholders from the deposit if either of the notes is in default.

As further adjustments, Southern Security agrees to transfer its interest in a certain trust, known as the Nowell Legacy Trust, to the shareholders at closing and the purchase consideration to be paid to the shareholders will be reduced by the admitted value of the trust as reflected in the financial statements of Southern Security on September 1, 2008, the date that Security National Life assumed administrative control over Southern Security under the terms of the Stock Purchase Agreement.  Finally, the shareholders have represented in the Stock Purchase Agreement that the properties shown on the annual statement are owned free and clear of any liens and encumbrances and that the loans disclosed in the annual statement conform with the rules and regulations in Mississippi for admissibility.  The purchase consideration will be adjusted to the extent that the shareholder representations are not completely accurate.

The Stock Purchase Agreement further provides that Security National Life and Southern Security each agree to enter into a reinsurance agreement contemporaneous with the execution of such Stock Purchase Agreement.  Under the terms of this reinsurance agreement, Security National Life is required to reinsure all of the in force and future insurance liabilities of Southern Security.   Security National Life will also assume complete administrative control of all of the then current and future insurance related business operations of Southern Security at such time as Security National Life notifies Southern Security in writing that it is capable of assuming administrative control over such insurance related business operations, provided Security National Life assumes administrative control no later than September 1, 2008.

Administrative control over the insurance related operations of Southern Security is to include control over day–to-day business expenses, trade, debt, locations of business operations, employees, employee compensation, compensation to offices and directors, cash flow, deposits and bank accounts.  Upon assuming administrative control, Security National Life will be given access to the records, files and computer systems of Southern Security and will have the right to transfer or move such records, files and computer systems to other offices and locations in which Security National transacts business.  Security National Life notified Southern Security in writing that it would assume administrative control over the insurance related operations of Southern Security as of September 1, 2008.  On September 1, 2008, Security National Life assumed said administrative control over the insurance related operations of Southern Security.

On August 29, 2008, in furtherance of the requirements of the Stock Purchase Agreement, Security National Life and Southern Security entered into a reinsurance agreement (the “Reinsurance Agreement”) to reinsure the majority of the in force business of Southern Security, as reinsurer, to the extent permitted by the Mississippi Department of Insurance.  Pursuant to the terms of the Reinsurance Agreement, Security National Life paid a ceding commission to Southern Security in the amount of $1,500,000.

As a result of the Reinsurance Agreement, certain insurance business and operations of Southern Security was transferred to Security National Life, including all policies in force as of the administrative control date.  Any future business by Southern Security would be covered by this Reinsurance Agreement.  It is estimated that as of September 1, 2008, when Security National Life assumed administrative control over the insurance related business operations of Southern Security, Southern Security transferred approximately $23,600,000 in assets and liabilities to Wachovia Securities, LLC of Oxford, Mississippi, as custodian for Security National Life pursuant to the Reinsurance Agreement and the Custodial Agreement among Southern Security, Security National Life, and Wachovia Securities, LLC.  Following the completion of the stock purchase transaction, Southern Security will continue to sell and service life insurance, annuity products, and funeral plan insurance.

Security National Life anticipates completing the stock purchase transaction within seven days from the date the required regulatory approvals are obtained.  The obligations of Security National Life and Southern Security to complete the transaction are contingent upon satisfaction of the following conditions: (i) a complete and satisfactory review by Security National Life of the books, records and business of Southern Security; and (ii) approval of the transaction by any regulatory authorities having jurisdiction over Security National Life and Southern Security, including the insurance departments of the states of Mississippi and Utah.

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

10.18	Reinsurance Agreement between Security National Life Insurance Company and Capital Reserve Life Insurance Company (13)
10.19	Stock Purchase Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, and the shareholders of Southern Security Life Insurance Company (14)
10.20	Reinsurance Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, and the shareholders of Southern Security Life Insurance Company (15)
10.21	Subsidiaries of the Registrant
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on September 29, 1987
(2)	Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
(3)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
(4)	Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003
(5)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, Filed on September 5, 2003, relating to the Company’s Annual Meeting of Shareholders
(6)	Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
(7)	Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
(8)	Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
(9)	Incorporated by reference from Report on Form 8-K, as filed on January 12, 2007
(10)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2007
(11)	Incorporated by reference from Report on Form 8-K, as filed on August 8, 2007
(12)	Incorporated by reference from Report on Form 8-K, as filed on November 2, 2007
(13)	Incorporated by reference from Report on Form 8-K, as filed on January 14, 2008
(14)	Incorporated by reference from Report on Form 8-K, as filed on August 25, 2008
(15)	Incorporated by reference from Report on Form 8-K/A, as filed on September 17, 2008

(b)	Reports on Form 8-K: Current report on Form 8-K, as filed on August 25, 2008 Current report on Form 8-K/A, as filed on September 17, 2008 Current report on Form 8-K, as filed on September 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: November 14, 2008	s/s George R. Quist
George R. Quist
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2008	s/s Stephen M. Sill
Stephen M. Sill
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)