Form 10-K
period 2008-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2009-03-31
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008, or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer ☐ Accelerated filer ☐ Nonaccelerated filer ☒ Small reporting company ☐ (Do not check if a smaller reporting company).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business date of the registrant’s most recently completed second fiscal quarter. $26,513,000

As of March 31, 2009, there were outstanding 8,284,389 shares of Class A Common Stock, $2.00 par value per share, and  8,911,746  shares of Class C Common Stock, $.20 par value per share.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Item 1. Business

Security National Financial Corporation (the “Company”) operates in three main business segments:  life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance. These products are marketed in 38 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment of the Company consists of five cemeteries in the state of Utah and one in the state of California, and seven mortuaries in the state of Utah and three in the state of Arizona. The Company also engages in pre-need selling of funeral, cemetery and cremation services through its Utah, Arizona and California operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage loan segment is an approved government and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects. The mortgage loan segment operates through 29 wholesale and retail offices in twelve states, and is an approved mortgage lender in several states.

The design and structure of the Company is that each business segment is related to the other business segments and contributes to the profitability of the other segments. Because of the Company’s cemetery and mortuary operations in Utah, California and Arizona, the Company enjoys a level of public awareness that assists in the sales and marketing of insurance and pre-need cemetery and funeral products. The Company’s insurance subsidiaries invest their assets (representing in part the pre-paid funerals) in investments authorized by the respective insurance departments of their states of domicile. One such investment authorized by the insurance departments is mortgage loans. The Company funded relatively few subprime mortgage loans during 2007 and no longer funds such loans.  Thus, while each business segment is a profit center on a stand-alone basis, this horizontal integration of each segment is planned to lead to improved profitability of the Company. The Company also pursues growth through acquisitions. The Company’s acquisition business strategy is based on reducing the overhead cost of the acquired company by utilizing existing personnel, management, and technology while still providing quality service to customers and policyholders.

The Company was organized as a holding company in 1979, when Security National Life Insurance Company (“Security National Life”) became a wholly owned subsidiary of the Company and the former stockholders of Security National Life became stockholders of the Company. Security National Life was formed in 1965 and has grown through the direct sale of life insurance and annuities and through the acquisition of other insurance companies, including the acquisitions of Capital Investors Life Insurance Company in 1994 and Civil Service Employees Life Insurance Company in 1995, a stock purchase transaction with Southern Security Life Insurance Company, a Florida domiciled insurance company (“Southern Security Life”), in 1998 (involving the purchase of 57.4% of the outstanding common shares of Southern Security Life), the acquisition of Acadian Life Insurance Company in 2002, the acquisition of Paramount Security Life Insurance Company, now Security National Life Insurance Company of Louisiana, in March 2004, a merger transaction involving the purchase of the remaining outstanding shares of Southern Security Life in January 2005, which resulted in Southern Security Life becoming a wholly-owned subsidiary of Security National Life, the acquisition of Memorial Insurance Company of America in December 2005, the acquisition of C & J Financial, LLC in July 2007, the acquisition of Capital Reserve Life Insurance Company in December 2007 and the acquisition of Southern Security Life Insurance Company, a Mississippi domiciled insurance company, in December 2008.

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

The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies, including the acquisitions of Paradise Chapel Funeral Home, Inc. in 1989, Holladay Memorial Park, Inc., Cottonwood Mortuary, Inc. and Deseret Memorial, Inc. in 1991, Sunset Funeral Home in 1994, Greer-Wilson Funeral Home, Inc. in 1995 and Crystal Rose Funeral Home in 1997. In 1993, the Company formed SecurityNational Mortgage Company (“SecurityNational Mortgage”) to originate and refinance mortgage loans. Since the beginning of business in 1993, SecurityNational Mortgage has now grown to 29 branches in twelve states. See Notes to Consolidated Financial Statements for additional disclosure and discussion regarding segments of the business.

Life Insurance

Products

The Company, through Security National Life and its insurance subsidiaries, Security National Life of Louisiana, Memorial Insurance Company of America, Capital Reserve Life Insurance Company and Southern Security Life Insurance Company, issues and distributes selected lines of life insurance and annuities. The Company’s life insurance business includes funeral plans, interest-sensitive life insurance, as well as other traditional life and accident and health insurance products. The Company places specific marketing emphasis on funeral plans through pre-need planning and traditional whole life products sold in association with the costs of higher education.

A funeral plan is a small face value life insurance policy that generally has face coverage of up to $15,000. The Company believes that funeral plans represent a marketing niche that has lower competition because most insurance companies do not offer similar coverages. The purpose of the funeral plan policy is to pay the costs and expenses incurred at the time of a person’s death. On a per thousand dollar cost of insurance basis, these policies can be more expensive to the policyholder than many types of non-burial insurance due to their low face amount, requiring the fixed cost of the policy administration to be distributed over a smaller policy size, and the simplified underwriting practices that result in higher mortality costs.

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

Markets and Distribution

The Company is licensed to sell insurance in 38 states. The Company, in marketing its life insurance products, seeks to locate, develop and service specific “niche” markets. A “niche” market is an identifiable market that the Company believes is not emphasized by most insurers. Funeral plan policies are sold primarily to persons who range in age from 45 to 85. Even though people of all ages and income levels purchase funeral plans, the Company believes that the highest percentage of funeral plan purchasers are individuals who are older than 45 and have low to moderate income.

Higher Education insurance plans are for families who desire to prepare for their children’s higher education financial needs. Such preparation can include searches for scholarships, grant applications, government student loan applications, and the purchase of life insurance and annuities as a vehicle to help repay education related debt. In 1965, the Higher Education Act created the guaranteed student loan programs previously participated in by the Company. Federal Family Education Loan (FFEL) Programs, which now consist of Federal Stafford Loans (formerly Guaranteed Student Loans), Federal Plus Loans, and Federal Consolidation Loans. The FFEL Program makes these long-term loans available to students attending institutions of higher education, vocation, technical, business and trade schools and some foreign schools.

State or private nonprofit guaranty agencies insure that the FFEL Programs and the Federal Government reimburse these agencies for all or part of the insurance loans they pay to lenders. The federal guaranty on an FFEL replaces the security (collateral) usually required for a long-term consumer loan. These government programs have numerous rules for qualification and have limits on how much you can borrow. The Company’s whole life insurance product has an annuity rider that can provide a way for families to accumulate additional funds for their children’s education. The Company has a student service center, which is available to policyholders to help parents and students apply for various scholarships, grants and loans.

A majority of the Company’s funeral plan premiums come from the states of Arizona, Arkansas, Idaho, Kansas, Mississippi, Oklahoma, Texas and Utah. A majority of the Company’s non-funeral plan life insurance premiums come from the states of  Florida, Georgia, Louisiana, Maryland, New Mexico, South Carolina, Tennessee, Utah,   Virginia, and the District of Columbia.

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

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2008:

	2008		2007		2006		2005		2004
Life Insurance Policy/Cert. Count as of December 31	415,656	(5)	405,224	(4)	401,441		413,753	(2)(3)	357,767	(1)
Insurance in force as of December 31 (omitted 000)	$2,454,409	(5)	$2,434,733	(4)	$2,620,694		$3,216,946	(2)(3)	$2,914,135	(1)
Premiums Collected (omitted 000)	$36,063	(4)	$32,173		$31,619	(3)	$27,275	(2)	$30,560	(1)

(1)	Includes the purchase of Paramount Security Life Insurance Company, now known as Security National Life Insurance Company of Louisiana, on March 16, 2004.
(2)	Includes the termination of reinsurance assumed with Guaranty Income Life Insurance Company, effective January 1, 2005.
(3)	Includes the purchase of Memorial Insurance Company of America on December 29, 2005.
(4)	Includes the purchase of Capital Reserve Life Insurance Company on December 17, 2007.
(5)	Includes the purchase of Southern Security Life Insurance Company on December 18, 2008.

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

The following table summarizes the annuity business for the five years ended December 31, 2008:

	2008		2007		2006		2005		2004
Annuities Policy/Cert. Count as of December 31	11,411	(3)	11,175	(2)	8,475		8,904	(1)	7,365
Deposits Collected (omitted 000)	$8,959	(2)(3)	$4,080		$3,977	(1)	$2,416		$1,972

(1)	Includes the purchase of Memorial Insurance Company of America on December 29, 2005.
(2)	Includes the purchase of Capital Reserve Life Insurance Company on December 17, 2007.
(3)	Includes the purchase of Southern Security Life Insurance Company on December 18, 2008.

Accident and Health

Products

Prior to the acquisition of Capital Investors in 1994, the Company did not actively market accident and health products. With the acquisition of Capital Investors, the Company acquired a block of accident and health policies that pay limited benefits to policyholders. The Company is currently offering a low-cost comprehensive diver’s and limited recreational accident policies. These policies provide worldwide coverage for medical expense reimbursement in the event of diving or certain recreational sports accidents.

Markets and Distribution

The Company currently markets its accident policies through web marketing.

The following table summarizes the accident and health insurance business for the five years ended December 31, 2008:

	2008	2007	2006	2005	2004
Accident and Health Policy/Cert. Count as of December 31	14,060	14,845	15,340	14,934	15,778
Premiums Collected (omitted 000)	$232	$257	$274	$285	$308

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

The Company’s policy is to retain no more than $75,000 of ordinary insurance per insured life. Excess risk is reinsured. The total amount of life insurance in force at December 31, 2008, reinsured by other companies, aggregated $115,702,000, representing approximately 4.7% of the Company’s life insurance in force on that date.

The Company currently cedes and assumes certain risks with various authorized unaffiliated reinsurers pursuant to reinsurance treaties, which are renewable annually. The premiums paid by the Company are based on a number of factors, primarily including the age of the insured and the risk ceded to the reinsurer.

On December 31, 2008, the Company entered into a Coinsurance Funds Withheld Reinsurance Agreement with Continental American Insurance Company (“Continental American”), a South Carolina domiciled insurance company, effective November 30, 2008. The Company ceded to Continental American 100% of a block of deferred annuities in the amount of $4,828,487 as of December 31, 2008 and retained the assets and recorded a funds held under coinsurance liability for the same amount. Continental American has agreed to pay the Company an initial ceding commission of $60,000 and a quarterly management fee of $16,500 per quarter to administer the policies. The Company will also receive a 90% experience refund for any profits from the business. The Company has the right to recapture the business on each January 1 subsequent to December 31, 2008, or any other date if mutually agreed and with at least 90 days’ prior written notice to Continental American.

Investments

The investments that support the Company’s life insurance and annuity obligations are determined by the Investment Committee of the Board of Directors of the various subsidiaries and ratified by the full Board of Directors of the respective subsidiaries. A significant portion of the investments must meet statutory requirements governing the nature and quality of permitted investments by insurance companies. The Company’s interest-sensitive type products, primarily annuities and interest-sensitive whole life, compete with other financial products such as bank certificates of deposit, brokerage sponsored money market funds as well as competing life insurance company products. Although it is not the Company’s policy to offer the highest yield in this economic climate, in order to offer what the Company considers to be a competitive yield, it maintains a diversified portfolio consisting of common stocks, preferred stocks, municipal bonds, investment and non-investment grade bonds, mortgage loans, real estate, short-term investments and other securities and investments.

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

Mortgage Loans

Products

Beginning in 1993, the Company, through its wholly owned subsidiary, SecurityNational Mortgage Company (“SecurityNational Mortgage”) has been active in both the residential as well as commercial real estate markets. The Company has current approvals through HUD, Fannie Mae, Freddie Mac and other substantial secondary market investors, which enable it to originate a wide variety of residential mortgage loan products that are subsequently sold to investors. The Company uses internal funding sources as well as maintaining external warehouse lines of credit with unaffiliated financial institutions. The Company also originates residential construction loans.

Security National Capital, a subsidiary of SecurityNational Mortgage, originates commercial real estate loans both for internal investment as well as for sale to unaffiliated investors.

Markets and Distribution

The Company’s residential mortgage lending services are marketed primarily to mortgage originators. SecurityNational Mortgage maintains a retail origination presence in the Salt Lake City market in addition to 29 wholesale and retail branch offices located in Arizona, California, Florida, Hawaii, Indiana, Kansas, North Carolina, Oklahoma, Oregon, Texas, Utah and Washington, with sales representatives in these and other states.  See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding mortgage loans.

Recent Acquisitions and Other Business Activities

Sale of Colonial Funeral Home

In June 2007, the Company completed the sale of the Colonial Funeral Home property to the Utopia Station Development Corp. (“Utopia Development”) for $730,242, net of selling costs of $44,758.  The Colonial Funeral Home ceased operations in July 2006 and has been inactive since that date.  The carrying amount on the Company's financial statements on June 20, 2007 was $148,777. As a result of the sale, including payment of selling expenses, the Company recognized a gain of $581,465.  The Company received an initial payment of $15,242, with the remaining amount due of $715,000 to be paid in a lump sum within a year from the date of sale.  The gain was included as a part of realized gains on investments and other assets in the Company's condensed consolidated statement for the year ended December 31, 2007. In September of 2008, the Company foreclosed on the Utopia Development loan. In October 2008, the Colonial property was sold to RTTTA, LLC for $650,000 in cash, less selling costs of $26,079. The reduction of the 2007 gain by $91,079 was recorded as a loss in 2008.

Acquisition of C & J Financial

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

The Purchase Agreement additionally required Culp to deliver to the Company at closing a promissory note in the principal amount of $1,755,236 plus interest at the rate of 8.25% per annum from C & J Financial, as borrower, to Culp, as lender, with such note to be cancelled and marked "paid in full".  Moreover, the agreement provided for the possibility of adjustments.  If the total equity on the balance sheet of C & J Financial as of May 31, 2007, defined as total assets minus total liabilities, is greater than the amount of the equity on the balance sheet of C & J Financial as of the closing date, or July 16, 2007, Culp agrees to pay to the Company the difference between the total equity on the balance sheet as of May 31, 2007 and the total equity on the balance sheet as of July 16, 2007 by reducing the amount of the note by such difference in the amounts of the total equity on such balance sheets. The total equity on the balance sheet of C & J Financial as of July 16, 2007 was $47,000 less than the total equity on the balance sheet as of May 31, 2007, which resulted in a $47,000 reduction of the note.

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

Acquisition of Capital Reserve Life Insurance Company

On December 20, 2007, the Company, through its wholly owned subsidiary, Security National Life, completed a stock purchase transaction with Capital Reserve Life Insurance Company, a Missouri domiciled insurance company ("Capital Reserve"), and its shareholders to purchase all of the outstanding shares of common stock of Capital Reserve from its shareholders.  Under the terms of the stock purchase agreement, Security National Life Insurance Company paid the shareholders of Capital Reserve at closing purchase consideration equal to the capital and surplus of Capital Reserve as of September 30, 2007 in the amount of $1,271,327, plus the interest maintenance reserve in the amount of $30,667 and the asset valuation reserve in the amount of $212,393 as of September 30, 2007, plus $1,037,967, or a total of $2,521,687, less certain adjustments.

The adjustments to the purchase consideration consisted of $220,926 in losses related to a litigation matter involving Capital Reserve; $152,269, representing the difference between Capital Reserve's adjusted capital and surplus at closing and Capital Reserve's adjusted capital and surplus on September 30, 2007; and $185,902 being held in escrow, which is equal to the book value of a corporate bond held by Capital Reserve at closing.  The company issuing the bond filed for bankruptcy prior to the closing of the transaction and the amount in escrow will reimburse Security National Life for any losses from the bond.

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

As a result of the reinsurance agreement, certain insurance business and operations of Capital Reserve were transferred to Security National Life, including all policies in force as of the effective date thereof.  Any future business by Capital Reserve is covered by this reinsurance agreement.  Consequently, except for capital and surplus of $1,500,000, approximately $23,500,000 in assets and liabilities were transferred from Capital Reserve to Security National Life pursuant to the reinsurance agreement.  Following the closing of the transaction, Capital Reserve has continued to sell and service life insurance, annuity products, accident and health insurance, and funeral plan insurance.

Liquidation of Southern Security Life Insurance Company, formerly a Florida domiciled insurance company

On December 24, 2007, Southern Security Life Insurance Company, a Florida domiciled insurance company, was liquidated when Articles of Dissolution were filed with the Florida Division of Corporations.  Prior to the liquidation, Southern Security Life was a wholly owned subsidiary of Security National Life.  Southern Security Life was incorporated under Florida law in 1966 and was licensed and commenced business in 1969.  The industry segment of Southern Security Life was life, accident and health, and annuity business.  During 2006 approximately 40% of the premium income of Southern Security Life was from in force business in Florida.  In 1998, Security National Life purchased 57.4% of the outstanding shares of Southern Security Life.  During the period from January 21, 1999 to April 10, 2003, Security National Life purchased an additional 19.3% of the outstanding shares of Southern Security Life.  In January 2005, Security National Life Insurance Company purchased the remaining outstanding shares of Southern Security Life by means of a merger transaction, which resulted in Southern Security Life becoming a wholly owned subsidiary of Security National Life.

Southern Security Life was liquidated in accordance with the terms of the Agreement and Plan of Complete Liquidation, which the Board of Directors of Security National Life approved on December 12, 2005.  Under the terms of the agreement, Southern Security Life was liquidated into Security National Life in essentially the same manner as the liquidation described in Private Letter Ruling 9847027 in order to achieve the same tax treatment and consequences under Section 332 of the Internal Revenue Code of 1986, as amended, and other applicable provisions described in such letter ruling.  Pursuant to the Agreement and Plan of Complete Liquidation, all of the insurance business and operations of Southern Security Life, including $48,528,000 in assets and liabilities, were transferred to Security National Life on December 28, 2005, by means of a reinsurance agreement.  Southern Security Life’s remaining assets, including its capital and surplus, were transferred to Security National Life, effective as of December 29, 2006.

  Acquisition of Southern Security Life Insurance Company, a Mississippi Insurance Company

On December 18, 2008, Security National Financial Corporation, through its wholly owned subsidiary, Security National Life, completed a stock purchase transaction with Southern Security Life Insurance Company, a Mississippi domiciled insurance company ("Southern Security"), and its shareholders to purchase all of the outstanding shares of common stock of Southern Security from its shareholders.  Under the terms of the transaction as set forth in the Stock Purchase Agreement among Security National Life, Southern Security and the shareholders of Southern Security, Security National Life paid to the shareholders of Southern Security purchase consideration equal to $1,352,134, representing the capital and surplus, interest maintenance reserve, and asset valuation reserve of Southern Security as of September 1, 2008, the date that Security National Life assumed administrative control over Southern Security, plus $1,500,000, representing the ceding commission that had been paid on August 29, 2008, plus $75,883, representing an allowance for the actual losses experienced by Southern Security in the second quarter ended June 30, 2008, less certain adjustments.  Thus, the total purchase price before adjustments was $2,928,022.

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

As adjustments to the purchase consideration, the shareholders of Southern Security deposited at closing $175,000 of the purchase consideration into an interest bearing escrow account as the deposit amount (the "Deposit Amount"). This Deposit Amount is to be held for a period of six months from the closing date ("the Holdback Period") and used to pay the amount of any adjustments required under the terms of the Stock Purchase Agreement. At the end of the Holdback Period, the escrow agent agrees to transfer the remaining amounts of the Deposit Amount, following the payment of any adjustments, into a real estate deposit account to be held and distributed in accordance with the items of the escrow agreement. The shareholders additionally deposited at closing $268,500 of the purchase consideration into an interest bearing escrow account as the real estate deposit amount (the "Real Estate Deposit Amount").  This Real Estate Deposit Amount represents about 50% of the total outstanding balance on a  loan that Southern Security made to Wade Nowell Funeral Homes, Inc. in the form of a promissory note, which note is secured by a  funeral home property in Collins, Mississippi.  The Real Estate Deposit Amount will be increased by the amount of funds transferred from the Deposit Amount at the end of the Holdback Period.

The shareholders have granted to Security National Life a security interest in the Real Estate Deposit Amount to secure payment of the promissory note also secured by the funeral home in Collins, Mississippi.  Beginning on September 1, 2009, the escrow agent agrees to release to the shareholders on a pro rata basis an amount equal to the principal reduction of the promissory note that has occurred during the preceding August 1 through July 31 period, until such time as the Real Estate Deposit Amount (including funds transferred from the Deposit Amount) and any accrued interest, have been paid to the shareholders.  However, no payments will be made to the shareholders from the Real Estate Deposit Amount if the note is in default.  In the event there is a default in the payment of the note, Security National Life has the right to receive payment from the Real Estate Deposit Amount for the amount of such default or to foreclose on the note pursuant to the terms thereunder and to receive payment from the Real Estate Deposit Amount in an amount equal to the full amount of any losses and expenses incurred by Security National Life as a result of such default and enforcement of its rights pursuant thereto.  The shareholders have the right to refinance the existing debt on the note.

As further adjustments, Southern Security transferred its interest in a certain trust, known as the Nowell Legacy Trust, to the shareholders at closing and the purchase consideration to be paid to the shareholders was reduced by $316,026, the admitted value of the trust as reflected in the financial statements of Southern Security on September 1, 2008, the date that Security National Life assumed administrative control over Southern Security under the terms of the Stock Purchase Agreement.  Finally, the purchase consideration was reduced by $84,081 for payments that Security National Life made in behalf of the shareholders for legal and accounting fees and other expenses, and by $163,715 at the instruction of the shareholders to pay off a promissory note with Ray-Nowell Funeral Home, Inc., which was secured by funeral home properties in Senatobia, Mississippi.

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

As a result of the Reinsurance Agreement, certain insurance business and operations of Southern Security were transferred to Security National Life, including all policies in force as of the administrative control date.  Any future business by Southern Security would be covered by this Reinsurance Agreement.  As of September 1, 2008, when Security National Life assumed administrative control over the insurance related business operations of Southern Security, Southern Security transferred approximately $23,600,000 in assets and liabilities to Wachovia Bank, N.A. of St. Louis, Missouri, as custodian for Security National Life pursuant to the Reinsurance Agreement and the Custodial Agreement among Southern Security, Security National Life, and Wachovia Bank N.A.  Following the completion of the stock purchase transaction, Southern Security has continued to sell and service life insurance, annuity products, and funeral plan insurance.

Regulation

The Company’s insurance subsidiaries, Security National Life, Security National Life of Louisiana, Memorial Insurance Company of America (“Memorial Insurance Company”), Capital Reserve Life and Southern Security are subject to comprehensive regulation in the jurisdictions in which they do business under statutes and regulations administered by state insurance commissioners. Such regulation relates to, among other things, prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents; nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; and requirements regarding aggregate reserves for life policies and annuity contracts, policy claims, unearned premiums, and other matters. The Company’s insurance subsidiaries are subject to this type of regulation in any state in which they are licensed to do business. Such regulation could involve additional costs, restrict operations or delay implementation of the Company’s business plans.

The Company is currently subject to regulation in Utah, Louisiana, Arkansas, Mississippi and Missouri under insurance holding company legislation, and other states where applicable. Generally, intercompany transfers of assets and dividend payments from insurance subsidiaries are subject to prior notice of approval from the state insurance department,  if they are deemed “extraordinary” under these statutes. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies.

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

The Company’s mortgage loan subsidiary, SecurityNational Mortgage, is subject to the rules and regulations of the U.S. Department of Housing and Urban Development and to various state licensing acts and regulations. These regulations, among other things, specify minimum capital requirements, the procedures for the origination, the underwriting, the licensing of wholesale brokers, quality review audits and the amounts that can be charged to borrowers for all FHA and VA loans. Each year, the Company must have an audit by an independent registered public accounting firm to verify compliance under these regulations. In addition to the government regulations, the Company must meet loan requirements of various investors who purchase the loans.

Income Taxes

The Company’s insurance subsidiaries, Security National Life, Security National Life of Louisiana, Memorial Insurance Company, Capital Reserve Life and Southern Security are taxed under the Life Insurance Company Tax Act of 1984. Under the act, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions, reserves for future policyholder benefits (with modifications), and a small life insurance company deduction (up to 60% of life insurance company taxable income). The Company may be subject to the corporate Alternative Minimum Tax (AMT). The exposure to AMT is primarily a result of the small life insurance company deduction. Also, under the Tax Reform Act of 1986, distributions in excess of stockholders’ surplus account or a significant decrease in life reserves will result in taxable income.

Security National Life, Security National Life of Louisiana, Memorial Insurance Company, Capital Reserve Life and Southern Security may continue to receive the benefit of the small life insurance company deduction. In order to qualify for the small company deduction, the combined assets of the Company must be less than $500,000,000 and the taxable income of the life insurance companies must be less than $3,000,000. To the extent that the net income limitation is exceeded, then the small life insurance company deduction is phased out over the next $12,000,000 of life insurance company taxable income.

Since 1990 Security National Life, Security National Life of Louisiana, Memorial Insurance Company, Capital Reserve Life and Southern Security have computed their life insurance taxable income after establishing a provision representing a portion of the costs of acquisition of such life insurance business. The effect of the provision is that a certain percentage of the Company’s premium income is characterized as deferred expenses and recognized over a five to ten year period.

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

The cemetery and mortuary industry is also highly competitive. In Salt Lake City, Phoenix and San Diego areas where the Company competes, there are a number of cemeteries and mortuaries which have longer business histories, more established positions in the community, and stronger financial positions than the Company. In addition, some of the cemeteries with which the Company must compete for sales are owned by municipalities and, as a result, can offer lower prices than can the Company. The Company bears the cost of a pre-need sales program that is not incurred by those competitors which do not have a pre-need sales force. The Company believes that its products and prices are generally competitive with those in the industry.

The mortgage loan industry is highly competitive with a number of mortgage companies and banks in the same geographic area in which the Company is operating. The mortgage market in general is sensitive to changes in interest rates and the refinancing market is particularly vulnerable to changes in interest rates.

Employees

As of December 31, 2008, the Company had 619 full-time and 136 part-time employees.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities and certain other information relating to these properties.

			Approximate
		Owned	Square
Location	Function	Leased	Footage
5300 South 360 West	Corporate Headquarters	Owned (1)	27,200
Salt Lake City, Utah

634 West Main Street	Insurance Operations	Owned	3,000
Blytheville, Arkansas

755 Rinehart Road	Mortgage Sales	Owned (2)	3,500
Lake Mary, Florida

3935 I-55 South, Frontage Road	Insurance Operations	Owned (3)	12,000
Jackson, Mississippi

175 Jester Parkway	Fast Funding Operations	Leased (4)	5,000
Rainbow City, Alabama

410 North 44th Street, Suite 190	Mortgage Sales	Leased (5)	1,800
Phoenix, Arizona

4634 Town Center Blvd., Suite 314	Mortgage Sales	Leased (6)	600
Eldorado Hills, California

12150 Tributary Point Dr., Suite 160	Mortgage Sales	Leased (7)	2,000
Gold River, California

16835 West Bernardo Drive, Suite 150	Mortgage Sales	Leased (8)	1,300
San Diego, California

27433 Tourney Road, Suites 130, 220	Mortgage Sales	Leased (9)	2,500
Santa Clarita, California

550 West Cienega, Suite H	Mortgage Sales	Leased (10)	2,600
San Dimas, California

2441 West SR 426, Suite 1051	Mortgage Sales	Leased (11)	900
Oviedo, Florida

Item 2. Properties (Continued)
			Approximate
		Owned	Square
Location	Function	Leased	Footage
8950 Dr. MLK St. N., Suite 103	Mortgage Sales	Leased (12)	3,500
St. Petersburg, Florida

970 No. Kalaheo, Suite A-102	Mortgage Sales	Leased (13)	1,800
Kailua, Hawaii

45 South Park Blvd., Suite 45	Mortgage Sales	Leased (14)	4,800
Greenwood, Indiana

6900 College Blvd., Suite 950	Mortgage Sales	Leased (15)	1,900
Overland Park, Kansas

2500 Regency Parkway	Mortgage Sales	Leased (16)	500
Cary, North Carolina

4045 NW 64th Street, Suite 500	Mortgage Sales	Leased (17)	3,500
Oklahoma City, Oklahoma

999 Southwest Disk Drive, Suite 104	Mortgage Sales	Leased (18)	2,600
Bend, Oregon

4800 SW Griffith Drive, Suite 250	Mortgage Sales	Leased (19)	2,700
Beaverton, Oregon

6805 Capital of Texas Highway, Suite 315	Mortgage Sales	Leased (20)	2,300
Austin, Texas

12750 Merit Drive, Suite 1212	Mortgage Sales	Leased (21)	2,600
Dallas, Texas

5353 W. Sam Houston Parkway N., Suite 170	Mortgage Sales	Leased (22)	5,400
Houston, Texas

613 Northwest Loop 410, Suite 685	Mortgage Sales	Leased (23)	2,300
San Antonio, Texas

6955 and 6975 South Union Park,	Mortgage Sales	Leased (24)	7,000
Suites 100 and 150
Midvale, Utah

5247 Greenpine Drive	Insurance Operations	Owned (25)	9,100
Murray, Utah

5251 Green Street, Suite 350	Mortgage Sales	Owned (26)	5,800
Salt Lake City, Utah

6740 South 1300 East, Suite 100	Mortgage Sales	Leased (27)	3,200
Salt Lake City, Utah

Item 2. Properties (Continued)
			Approximate
		Owned	Square
Location	Function	Leased	Footage
970 East Murray-Holladay Rd.,	Mortgage Sales	Leased (28)	6,400
Suite 603
Salt Lake City, Utah

474 West 800 North, Suite 102	Mortgage Sales	Leased (29)	2,000
Orem, Utah

1173 South 250 West, Suite 107B	Mortgage Sales	Leased (30)	200
St. George, Utah

1244 North Main Street, Suite 203	Mortgage Sales	Leased (31)	1,200
Tooele, Utah

3500-188th Street, S.W. Suite 275	Mortgage Sales	Leased (32)	1,000
Lynnwood, Washington

501 7th Street North, Suite 10	Insurance Operations	Leased (33)	1,200
Columbus, Mississippi

(1)	The Company leases an additional 3,000 square feet of the facility to unrelated third parties for approximately $47,500 per year, under leases expiring at various dates after 2008.
(2)	The Company leases an additional 9,100 square feet of the facility to unrelated third parties for approximately $196,200 per year, under leases expiring at various dates after 2008.
(3)	The building is located on 104 undeveloped acres.
(4)	The Company leases this facility for $14,400 per year. The lease expires in July 2010.
(5)	The Company leases this facility for $42,500 per year. The lease expires in October 2009
(6)	The Company leases this facility for $28,000 per year. The lease expires in July 2009
(7)	The Company leases this facility for $49,900 per year. The lease expires in June 2009
(8)	The Company leases this facility for $64,700 per year. The lease expires in December 2011.
(9)	The Company leases this facility for $106,300 per year. The lease expires in February 2012.
(10)	The Company leases this facility for $30,200 per year. The lease expires in February 2011.
(11)	The Company leases this facility for $16,700 per year. The lease expires in June 2009.
(12)	The Company leases this facility for $67,000 per year. The lease expires in March 2011.
(13)	The Company leases this facility for $43,000 per year. The lease expires in February 2011.
(14)	The Company leases this facility for $68,700 per year, but subleases approximately half for $30,000 per year. The lease expires in April 2012.
(15)	The Company leases this facility for $39,100 per year. The lease expires in January 2010.
(16)	The Company leases this facility for $30,000 per year. The lease expires in March 2009.
(17)	The Company leases this facility for $49,700 per year. The lease expires in March 2010.
(18)	The Company leases this facility for $40,900 per year. The lease expires in January 2012.
(19)	The Company leases this facility for $45,600 per year. The lease expires in May 2009.
(20)	The Company leases this facility for $48,900 per year. The lease expires in September 2011.
(21)	The Company leases this facility for $43,100 per year. The lease expires in January 2009.
(22)	The Company leases this facility for $64,300 per year. The lease expires in April 2013.
(23)	The Company leases this facility for $47,500 per year. The lease expires in October 2012.
(24)	The Company leases these facilities for $167,900 per year. The leases expire November 2011 and June 2010.
(25)	The Company leases an additional 126,000 square feet of the facility to unrelated third parties for approximately $969,000 per year, under leases expiring at various dates after December 2008.
(26)	The Company leases an additional 25,000 square feet of the facility to unrelated third parties for approximately $470,700 per year, under leases expiring at various dates after December 2008.

Item 2. Properties (Continued)

(27)	The Company leases this facility for $70,900 per year. The lease expires in August 2012
(28)	The Company leases this facility for $79,500 per year, with a month-to-month lease.
(29)	The Company leases this facility for $43,400 per year. The lease expires in February 2010
(30)	The Company leases this facility for $6,600 per year. With a month-to-month lease.
(31)	The Company leases this facility for $26,400 per year. The lease expires in October 2010.
(32)	The Company leases this facility for $18,100 per year. The lease expires in June 2010.
(33)	The Company leases this facility for $7,100 per year. The lease expires in June 2009.

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

The following table summarizes the location and acreage of the six Company owned cemeteries, each of which includes one or more mausoleums:

				Net Saleable Acreage
Name of Cemetery	Location	Date Acquired	Developed Acreage (1)	Total Acreage (1)	Acres Sold as Cemetery Spaces (2)	Total Available Acreage (1)
Memorial Estates, Inc.
Lakeview Cemetery	1640 East Lakeview Drive Bountiful, Utah	1973	7	40	6	34

Mountain View Cemetery	3115 East 7800 South Salt Lake City, Utah	1973	15	54	14	40

Redwood Cemetery (4)	6500 South Redwood Road West Jordan, Utah	1973	27	78	28	50

Cottonwood Mortuary, Inc.
Deseret Memorial Inc. Lake Hills Cemetery (3)	10055 South State Street Sandy, Utah	1991	9	41	4	37

Holladay Memorial Park (3)(4)	4900 South Memory Lane Holladay, Utah	1991	5	14	4	10

California Memorial Estates
Singing Hills Memorial Park (5)	2800 Dehesa Road El Cajon, California	1995	8	35	4	31

(1)	The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company’s inspection of the cemeteries.
(2)	Includes spaces sold for cash and installment contract sales.
(3)
As of December 31, 2008, there were mortgages of approximately $1,227,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, and Lakehills Cemetery.

(4)	These cemeteries include two granite mausoleums.
(5)	As of December 31, 2008, there was a mortgage of approximately $58,000, collateralized by the property

Item 2. Properties (Continued)

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the eleven Company owned mortuaries:

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

(1)
As of December 31, 2008, there were mortgages of approximately $1,227,000, collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park and Lakehills Cemetery.

(2)	As of December 31, 2008, there was a mortgage of approximately $86,000, collateralized by the property and facilities of Crystal Rose Funeral Home.
(3)	These funeral homes also provide burial niches at their respective locations.
(4)	As of December 31, 2008, there was a mortgage of approximately $107,000, collateralized by the property and facilities of Adobe Chapel Funeral Home.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2008.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

The Company’s Class A Common Stock trades on the Nasdaq National Market under the symbol “SNFCA.”  Prior to August 13, 1987, there was no active public market for the Class A and Class C Common Stock. As of March 27, 2009, the closing sales price of the Class A Common Stock was $1.90 per share. The following were the high and low market closing sales prices for the Class A Common Stock by quarter as reported by Nasdaq since January 1, 2007:

Period (Calendar Year)		Price Range (1)
		High	Low

2007
	First Quarter	$5.40	$4.22
	Second Quarter	5.90	4.49
	Third Quarter	5.44	3.71
	Fourth Quarter	4.27	2.95

2008
	First Quarter	$4.41	$3.00
	Second Quarter	4.22	2.89
	Third Quarter	3.92	2.14
	Fourth Quarter	2.42	1.42

2009
	First Quarter (through March 27, 2009)	$2.23	$1.25

(1) Sales prices have been adjusted retroactively for the effect of annual stock dividends.

The Class C Common Stock is not actively traded, although there are occasional transactions in such stock by brokerage firms. (See Note 13 to the Consolidated Financial Statements.)

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C Common Stock has been paid each year from 1990 through 2008.

The graph below compares the cumulative total stockholder return of the Company’s Class A common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance Index for the period from December 31, 2003 through December 31, 2008.  The graph assumes that the value of the investment in the Company’s Class A common stock and in each of the indexes was 100 at December 31, 2003 and that all dividends were reinvested.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company’s Class A common stock.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
SNFC	100	44	54	81	63	28
S & P 500	100	109	112	128	127	84
S & P Insurance	100	106	119	131	120	49

The graph set forth above is required by the Securities and Exchange Commission and shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such acts.

As of December 31, 2008, there were 4,199 record holders of Class A Common Stock and 124 record holders of Class C Common Stock.

Item 6. Selected Financial Data - The Company and Subsidiaries (Consolidated)

The following selected financial data is for each of the five years ended December 31, 2008, are derived from the audited consolidated financial statements. The data as of December 31, 2008 and 2007, and for the three years ended December 31, 2008, should be read in conjunction with the consolidated financial statements, related notes and other financial information.

Consolidated Statement of Earnings Data:

	Year Ended December 31,
	2008(1)	2007(2)	2006(3)	2005	2004(4)
Revenue
Premiums	$35,981,000	$32,263,000	$30,776,000	$27,170,000	$25,979,000
Net investment income	28,104,000	31,956,000	23,246,000	19,387,000	15,939,000
Net mortuary and cemetery sales	12,726,000	13,189,000	12,123,000	10,839,000	11,661,000
Realized (losses) gains on investments	(1,734,000)	1,008,000	891,000	74,000	74,000
Mortgage fee income	143,412,000	130,472,000	85,113,000	71,859,000	62,690,000
Other	1,015,000	860,000	381,000	621,000	855,000
Total revenue	219,504,000	209,748,000	152,530,000	129,950,000	117,198,000

Expenses
Policyholder benefits	32,904,000	29,742,000	27,319,000	24,477,000	23,362,000
Amortization of deferred policy acquisition costs	6,010,000	5,571,000	4,125,000	3,031,000	4,602,000
Selling, general and administrative expenses	169,973,000	155,504,000	105,728,000	90,690,000	82,097,000
Interest expense	7,449,000	13,271,000	6,141,000	4,921,000	2,174,000
Cost of goods and services of the mortuaries and cemeteries	2,437,000	2,537,000	2,322,000	2,103,000	2,304,000
Total benefits and expenses	218,773,000	206,625,000	145,635,000	125,222,000	114,539,000
Income before income tax expense	731,000	3,123,000	6,895,000	4,728,000	2,659,000
Income tax expense	(156,000)	(858,000)	(1,771,000)	(1,240,000)	(652,000)
Minority interest in (income) loss of subsidiary	--	--	--	--	115,000
Net earnings	$575,000	$2,265,000	$5,124,000	$3,488,000	$2,122,000

Net earnings per common share (5)	$0.07	$0.28	$0.66	$0.45	$0.28
Weighted average outstanding common shares (5)	8,160,000	8,011,000	7,808,000	7,734,000	7,704,000
Net earnings per common share-assuming dilution (5)	$0.07	$0.28	$0.64	$0.45	$0.27
Weighted average outstanding common shares-assuming dilution (5)	8,160,000	8,200,000	7,975,000	7,768,000	7,943,000

Item 6. Selected Financial Data - The Company and Subsidiaries (Consolidated) (Continued)

Balance Sheet Data:

	December 31,
	2008(1)	2007(2)	2006	2005(3)	2004(4)
Assets
Investments and restricted assets	$308,310,000	$257,410,000	$222,683,000	$211,249,000	$182,645,000
Cash	19,914,000	5,203,000	10,377,000	16,633,000	15,334,000
Receivables	33,021,000	80,445,000	74,695,000	61,787,000	54,013,000
Other assets	80,560,000	75,105,000	69,640,000	69,976,000	65,471,000
Total assets	$441,805,000	$418,163,000	$377,395,000	$359,645,000	$317,463,000

Liabilities
Policyholder benefits	$330,533,000	$301,064,000	$272,923,000	$263,981,000	$226,785,000
Notes & contracts payable	6,640,000	13,372,000	7,671,000	10,273,000	12,263,000
Cemetery & mortuary liabilities	13,467,000	12,643,000	11,534,000	10,829,000	10,762,000
Cemetery perpetual care obligation	2,648,000	2,474,000	2,278,000	2,173,000	2,084,000
Other liabilities	34,605,000	32,826,000	30,018,000	26,691,000	20,091,000
Total liabilities	387,893,000	362,379,000	324,424,000	313,947,000	271,985,000

Minority interest	--	--	--	--	3,813,000

Stockholders’ equity	53,912,000	55,784,000	52,971,000	45,698,000	41,665,000

Total liabilities and stockholders’ equity	$441,805,000	$418,163,000	$377,395,000	$359,645,000	$317,463,000

(1)	Includes the purchase of Southern Security Life Insurance Company effective, December 18, 2008.
(2)	Includes the purchase of C & J Financial on July 16, 2007 and the purchase of Capital Reserve Life Insurance Company on December 17, 2007.
(3)	Includes the purchase of Memorial Insurance Company of America on December 29, 2005.
(4)	Includes the purchase of Paramount Security Life Insurance Company, now Security National Life Insurance Company of Louisiana, on March 16, 2004.
(5)	Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

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

During the year ended December 31, 2008, SecurityNational Mortgage experienced an increase in revenues and expenses due to the increase in mortgage loan revenue. SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from independent brokers and correspondents. SecurityNational Mortgage funds the loans from internal cash flows and loan purchase agreements with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and correspondents a commission for loans that are brokered through SecurityNational Mortgage.  For the twelve months ended December 31, 2008, 2007, and 2006, SecurityNational Mortgage originated and sold 19,321 loans (3,680,015,000 total volume), 20,656 loans ($3,852,801,000 total volume) and,14,427 loans ($2,461,000,000 total volume), respectively.

SecurityNational Mortgage has loan purchase agreements with unaffiliated warehouse banks.  The total amount available under these loan purchase agreements at December 31, 2008 was $450,000,000.  As of December 31, 2008, mortgage loans totaling approximately $222,781,000 have been sold and were outstanding.  The terms of the loan purchase agreements are typically for one year, with interest rates ranging from 1.5% to 2.25% over the 30 days LIBOR rate (from 1.99% to 2.74%  as of December 31, 2008).  SecurityNational Mortgage renewed one of its loan purchase agreements that expired on September 30, 2008 for another one year term.  The other loan purchase agreement is a non-committed purchase agreement with no expiration date; however, the Company received notice from the warehouse bank that the agreement would be terminated in February 2009. The Company is actively pursuing purchase agreements with other warehouse banks.

Mortgage fee income consists of origination fees, processing fees and certain other income related to the origination and sale of mortgage loans. For mortgage loans sold to third party investors, mortgage fee income and related expenses are recognized pursuant to SFAS 140 at the time the sales of mortgage loans meet the sales criteria for the transfer of financial assets which are: (1) the transferred assets have been isolated from the Company and its creditors, (2) the transferee has the right to pledge or exchange the mortgage, and (3) the Company does not maintain effective control over the transferred mortgage. The Company has determined that all three criteria are met at the time the loan is funded.  All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including any investor commitments for these loans prior to warehouse banks purchasing these loans under the purchase commitments.

The Company sells all loans to third party investors without recourse.  However, the Company may be required to repurchase loans or pay a fee instead of repurchase under certain events such as the following:

•	Failure to deliver original documents specified by the investor.
•	The existence of fraud in the origination of the loan.
•	The loan becomes delinquent due to nonpayment during the first several months after it is sold.
•	Early pay-off of a loan, as defined by the agreements.
•	Excessive time to settle a loan.
•	Investor declines purchase.
•	Discontinued product and expired commitment

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions.  The Company accrues a monthly allowance for indemnification losses to investors of 0.175% (17.5 basis points) of total production.  This estimate is based on the Company’s historical experience. The amount accrued for the twelve months ended December 31, 2008 was $8,932,000 and the charge to expense has been included in other general and administrative expenses.  The estimated liability for indemnification losses is included in other liabilities and accrued expenses as of December 31, 2008 the balance was $2,775,000.

Purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled.  Depending on market conditions, these commitment settlement dates can be extended at a cost to the Company.  Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount.  The Company’s historical data shows that 99% of all loans originated by the Company are generally settled by the investors as agreed within 16 days after delivery.  There are situations when the Company determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in the Company’s best interest to repurchase those loans from the warehouse banks.  It is the Company's policy  to cure any documentation problems with respect to such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce purchase commitments from third-party investors concerning mortgage loans and to cure any documentation problems with respect to such loans at a minimal cost for up to a six-month time period.  The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives.  Remedy methods include, but are not limited to:

•	Research reasons for rejection
•	Provide additional documents
•	Request investor exceptions
•	Appeal rejection decision to purchase committee
•	Commit to secondary investors

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six month time period, the loans are repurchased and transferred to the long term investment portfolio at the lower of cost or market value and previously recorded sales revenue is reversed. Any loan that subsequently becomes delinquent is evaluated by the Company at that time and any allowances for impairment are adjusted accordingly.

Determining lower of cost or market:  Cost is equal to the amount paid to the warehouse bank and the amount originally funded by the Company.  Market value is often difficult to determine, but is based on the following:

•	For loans that have an active market we use the market price on the repurchased date.
•	For loans where there is no market but there is a similar product, we use the market value for the similar product on the repurchased date.
•
For loans where no active market exists on the repurchased date, we determine that the unpaid principal balance best approximates the market value on the repurchased date, after considering the fair value of the underlying real estate collateral and estimated future cash flows.

The appraised value of the real estate underlying the original loan adds significance to the Company’s  determination of fair value since, if the loan becomes delinquent, the Company has  sufficient value to collect the unpaid principal balance or the carrying value of the loan.  In determining the market value on the date of repurchase the Company  looks at the total value of all of the loans since any sale of loans would be as a pool.

For mortgages originated and held for investment, mortgage fee income and related expenses are recognized when the loan is originated.

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

As a result of the volatile secondary market for mortgage loans, the Company sold mortgage loans to certain third party investors that experienced financial difficulties and were not able to settle the loans.  The total amount of these loans was $52,556,000, of which $36,499,000 were in loans where the secondary market no longer exists.  Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with SFAS No. 140, accounted for the loans retained in the same manner as a purchase of the assets from the former transferee(s) in exchange for liabilities assumed.  At the time of repurchase, the loans were determined to be held for investment, and the fair value of the loans was determined to approximate the unpaid principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans.  The financial statements reflect the transfer of the mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate”.  The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

As a standard in the industry, the Company received payments on the mortgage loans during the time period between the sale date and settlement or repurchase date.  The Company will service these loans through Security National Life, its life insurance subsidiary.

As of December 31, 2008, the Company’s long term mortgage loan portfolio had $28,195,000 in unpaid principal with delinquencies more than 90 days.  Of this amount $23,329,000 was in foreclosure proceedings.  The Company has not received any interest income on the $28,195,000 in mortgage loans with delinquencies more than 90 days.  During the twelve months ended December 31, 2008, the Company increased its allowance for mortgage losses by $4,339,000, which was charged to loan loss expense and included in other general and administrative expenses for the period. The allowance for mortgage loan losses as of December 31, 2008 was $4,780,000.

Also at December 31, 2008, the Company has foreclosed on $20,104,000 in long term mortgage loans.  The foreclosed property was shown in real estate.  The Company will be able to carry the foreclosed property in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell.

In 1998, SecurityNational Mortgage entered into a Loan Purchase Agreement with Lehman Brothers Bank and its wholly owned subsidiary, Aurora Loan Services, LLC. Under the terms of the Loan Purchase Agreement, Lehman Brothers, through its subsidiary, Aurora Loan Services, agreed to purchase mortgage loans from time to time from SecurityNational Mortgage. During 2007, Aurora Loan Services purchased a total of 1,490 mortgage loans in the aggregate amount of $352,774,000 from SecurityNational Mortgage. On January 17, 2008, Aurora Loan Services announced it was suspending all wholesale and correspondent mortgage originations. As a result of this policy change, Aurora Loan Services discontinued purchasing mortgage loans from all mortgage brokers and lenders, including SecurityNational Mortgage.

During 2007, Aurora Loan Services maintained that as part of its quality control efforts it reviewed mortgage loans purchased from SecurityNational Mortgage and determined that certain of the loans contained alleged misrepresentations and early payment defaults. Aurora Loan Services further maintained that these alleged breaches in the purchased mortgage loans provide it with the right to require SecurityNational Mortgage to immediately repurchase the mortgage loans containing the alleged breaches in accordance with the terms of the Loan Purchase Agreement.  In order for Lehman Brothers and Aurora Loan Services to refrain from demanding immediate repurchase of the mortgage loans by SecurityNational Mortgage, SecurityNational Mortgage was willing to enter into an agreement to indemnify Lehman Brothers and Aurora Loan Services for any losses incurred in connection with the mortgage loans with alleged breaches that were purchased from SecurityNational Mortgage.

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Brothers and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agrees to indemnify Lehman Brothers and Aurora Loan Services for 75% of all losses that Lehman Brothers and Aurora Loan Services may have as a result of any current or future defaults by mortgagors on 54 mortgage loans that were purchased from SecurityNational Mortgage and listed as an attachment to the Indemnification Agreement. SecurityNational Mortgage is released from any obligation to pay the remaining 25% of such losses. The Indemnification Agreement also requires SecurityNational Mortgage to indemnify Lehman Brothers and Aurora Loan Services for 100% of losses incurred on mortgage loans with alleged breaches that are not listed on the attachment to the agreement.

Concurrently with the execution of the Indemnification Agreement, SecurityNational Mortgage paid $395,000 to Aurora Loan Services as a deposit into a reserve account to secure the obligations of SecurityNational Mortgage under the Indemnification Agreement. This deposit is in addition to a $250,000 deposit that SecurityNational Mortgage made to Aurora Loan Services on December 10, 2007, for a total of $645,000. Losses from mortgage loans with alleged breaches are payable by SecurityNational Mortgage from the reserve account. However, Lehman Brothers and Aurora Loan Services are not to apply any funds from the reserve account to a particular mortgage loan until an actual loss has occurred.

The Indemnification Agreement further provides that SecurityNational Mortgage will be entitled to have held back 25 basis points on any mortgage loans that Aurora Loan Services purchases from SecurityNational Mortgage and to add the amount of the basis point holdbacks to the reserve account. SecurityNational Mortgage agreed to deliver to Aurora Loan Services at least $300,000,000 in mortgage loans on an annual basis or at least $600,000,000 in 24 months. These provisions may not be effective, however, because Aurora Loan Services has discontinued purchasing mortgage loans from SecurityNational Mortgage. SecurityNational Mortgage also agrees to pay to Aurora Loan Services the difference between the reserve account balance and $645,000, but in no event will SecurityNational Mortgage be required to pay any amount into the reserve account that would result in a total contribution, including both the basis point holdbacks and cash payments, in excess of $125,000 for any calendar month.

During 2007 and 2008, SecurityNational Mortgage made $1,730,000 in total payments to Aurora Loan Services. Payments by SecurityNational Mortgage for December 2008 and January, February and March of 2009 totaling $500,000 have not been made. When SecurityNational Mortgage entered into the Indemnification Agreement, it anticipated using basis point holdbacks from loan production credits toward satisfying the $125,000 monthly obligations. Because Aurora Loan Services discontinued purchasing mortgage loans from SecurityNational Mortgage shortly after the Indemnification Agreement was executed, SecurityNational Mortgage has not had the benefit of using the basis point holdbacks toward payment of the $125,000 monthly obligations. During 2008, funds were paid out of the reserve account to indemnify $1,700,000 in losses from 22 mortgage loans that were among the 54 mortgage loans with alleged breaches which were listed on the attachment to the Indemnification Agreement.  The estimated potential losses from the remaining 32 mortgage loans listed on the attachment, which would require indemnification by SecurityNational Mortgage for such losses, is $3,357,000.  Furthermore, Aurora Loan Services has made a request to be indemnified for losses related to ten mortgage loans not listed on the attachment to the Indemnification Agreement.  Aurora Loan Services claims the total amount of such potential losses is $2,746,000.

In 1998, the Company, through its wholly owned subsidiary, Security National Life, purchased 57.4% of the outstanding shares of Southern Security Life Insurance Company, a Florida domiciled insurance company (“Southern Security Life”), for a total cost of $12,248,194.  During the period from January 21, 1999 to April 10, 2003, Security National Life purchased an additional 19.3% of the outstanding shares of Southern Security Life.  In January 2005, Security National Life purchased the remaining outstanding shares of Southern Security Life by means of a merger transaction, which resulted in Southern Security Life becoming a wholly owned subsidiary of Security National Life and the unaffiliated stockholders of Southern Security Life becoming entitled to receive a total of $1,884,733 for their shares.

On December 24, 2007, Southern Security Life was liquidated when Articles of Dissolution were filed with the Florida Division of Corporations.  Southern Security Life was liquidated in accordance with the terms of the Agreement and Plan of Complete Liquidation, which the Board of Directors of Security National Life and Southern Security Life approved on December 12, 2005.  On December 31, 2005, pursuant to the Agreement and Plan of Complete Liquidation, all of the insurance business and operations of Southern Security Life, including $48,528,000 in assets and liabilities, were transferred to Security National Life on December 28, 2005, by means of a reinsurance agreement, except for $3,500,000 in capital and surplus required to be maintained under Florida law.  Also on December 31, 2005, Southern Security Life paid a $7,181,000 dividend to Security National Life.  Southern Security Life’s remaining assets, including its capital and surplus, were transferred to Security National Life, effective as of December 29, 2006.

On December 23, 2002, the Company completed an asset purchase transaction with Acadian Life Insurance Company, a Louisiana domiciled life insurance company (“Acadian”), in which it acquired from Acadian $75,000,000 in assets and $75,000,000 in insurance reserves through its wholly owned subsidiary, Security National Life. The acquired assets consist primarily of approximately 275,000 funeral insurance policies in force in the state of Mississippi. The assets, which were originally acquired by Acadian from Gulf National Life Insurance Company on June 6, 2001, consisted of all the insurance policies of Gulf National Life Insurance Company in force and in effect on June 1, 2001.

On March 16, 2004, Security National Life purchased all of the outstanding common shares of Paramount Security Life Insurance Company, now known as Security National Life of Louisiana, a Louisiana domiciled insurance company located in Shreveport, Louisiana. As of December 31, 2003, Security National Life of Louisiana had 9,383 policies in force and 29 agents. There were no material changes in the number of policies in force or the number of agents between December 31, 2003 and March 16, 2004. The purchase consideration was $4,398,000 and the transaction was effective on January 26, 2004. Security National Life of Louisiana is licensed in the State of Louisiana where it is permitted to appoint agents who do not have a full life insurance license.

On December 29, 2005, Security National Life and Southern Security Life purchased all of the outstanding common shares of Memorial Insurance Company of America, an Arkansas domiciled insurance company, located in Blytheville, Arkansas. As of December 31, 2005, Memorial Insurance Company had 116,116 policies in force and approximately 50 agents. The purchase consideration was $13,500,000.

On July 16, 2007, the Company completed a transaction to purchase C & J Financial, LLC, an Alabama limited liability company, for a total cost of $1,250,000 in cash and a promissory note from the Company to the seller in the amount of $381,500 plus interest at 5% per annum. The amount of the note was reduced by the difference between the total equity on the balance sheet of C & J Financial on May 31, 2007 and the total equity on the balance sheet on July 16, 2007, which was $47,000.

On December 20, 2007, the Company purchased all of the outstanding shares of Capital Reserve Life Insurance Company, a Missouri domiciled life insurance company. The purchase consideration was $2,521,687 less certain adjustments consisting of a $220,926 loss related to a litigation matter involving Capital Reserve, $152,269 representing the difference between Capital Reserve’s adjusted capital and surplus at closing compared to its adjusted capital and reserve on September 30, 2007, and $185,902 being held in escrow representing the losses from a corporate bond held by Capital Reserve at closing. The company issuing the bond filed for bankruptcy prior to the closing of the transaction and the amount held in escrow is to reimburse Security National Life for such losses. As of December 31, 2006, Capital Reserve had 10,851 policies in force and approximately 30 agents, In addition, the statutory assets and the capital and surplus of Capital Reserve as of December 31, 2006 were $24,054,000 and $1,960,000, respectively.

On December 18, 2008, the Company, through its wholly owned subsidiary, Security National Life, completed a stock purchase transaction with Southern Security Life Insurance Company, a Mississippi domiciled insurance company ("Southern Security"), and its shareholders to purchase all of the outstanding shares of common stock of Southern Security from its shareholders.  Under the terms of the transaction as set forth in the Stock Purchase Agreement among Security National Life, Southern Security and the shareholders of Southern Security, Security National Life paid to the shareholders of Southern Security purchase consideration equal to $1,352,134, representing the capital and surplus, interest maintenance reserve, and asset valuation reserve of Southern Security as of September 1, 2008, the date that Security National Life assumed administrative control over Southern Security, plus $1,500,000, representing the ceding commission that had been paid on August 29, 2008, plus $75,883, representing an allowance for the actual losses experienced by Southern Security in the second quarter ended June 30, 2008, less certain adjustments.  Thus, the total purchase price before adjustments was $2,928,022.

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

On December 31, 2008, the Company entered into a Coinsurance Funds Withheld Reinsurance Agreement with Continental American Insurance Company (“Continental American”), a South Carolina domiciled insurance company effective November 30, 2008. The Company ceded to Continental American 100% of a block of deferred annuities in the amount of $4,828,487 as of December 31, 2008 and retained the assets and recorded a funds held under coinsurance liability for the same amount. Continental American has agreed to pay the Company an initial ceding commission of $60,000 and a quarterly management fee of $16,500 per quarter to administer the policies. The Company will also receive a 90% experience refund for any profits on the business. The Company has the right to recapture the business on January 1 subsequent to December 31, 2008 or any other date if mutually agreed and with 90 days written notice to Continental American.

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

Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year on the level of claims incurred under insurance retention limits. The profitability of the Company is primarily affected by fluctuations in mortality, other policyholder benefits, expense levels, interest spreads (i.e., the difference between interest earned on investments and interest credited to policyholders) and persistency. The Company has the ability to mitigate adverse experience through sound underwriting, asset/liability duration matching, sound actuarial practices, adjustments to credited interest rates, policyholder dividends and cost of insurance charges.

Cemetery and Mortuary Operations

Pre-need sales of funeral services and caskets, including revenue and costs associated with the sales of pre-need funeral services and caskets, are deferred until the services are performed or the caskets are delivered.

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

Prearranged funeral and pre-need cemetery customer obtaining costs - costs incurred related to obtaining new pre-need cemetery and prearranged funeral business are accounted for under the guidance of the provisions of Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (FAS No. 60). Obtaining costs, which include only costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral business, are deferred until the merchandise is delivered or services are performed.

Revenues and costs for at-need sales are recorded when a valid contract exists, the services are performed, collection is reasonably assured and there are no significant obligations remaining.

Mortgage Operations

Mortgage fee income is generated through the origination and refinancing of mortgage loans and is realized in accordance with SFAS No. 140.

The majority of loans originated are sold to third party investors. The amounts sold to investors are shown on the balance sheet as mortgage loans sold to investors, and include the fees due from the investors.

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

Fixed Maturities and Equity Securities Available for Sale

Securities available-for-sale are carried at estimated fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income, which is included in stockholders’ equity after adjustment for deferred income taxes and deferred acquisition costs related to universal life products.

The Company is required to exercise judgment to determine when a decline in the value of a security is other than temporary. When the value of a security declines and the decline is determined to be other than temporary, the carrying value of the investment is reduced to its fair value and a realized loss is recorded to the extent of the decline.

Deferred Acquisition Costs

Amortization of deferred policy acquisition costs for interest sensitive products is dependent upon estimates of current and future gross profits or margins on this business. Key assumptions used include the following:  yield on investments supporting the liabilities, amount of interest or dividends credited to the policies, amount of policy fees and charges, amount of expenses necessary to maintain the policies, amount of death and surrender benefits, and the length of time the policies will stay in force.

For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumption used for computing liabilities for future policy benefits and are generally “locked in” at the date the policies are issued.

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

Unearned Revenue

The universal life products the Company sells have significant policy initiation fees (front-end load) that are deferred and amortized into revenues over the estimated expected gross profits from surrender charges and investment, mortality and expense margins. The same issues that impact deferred acquisition costs would apply to unearned revenue.

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

Mortgage Allowance for Loan Loss and Loan Loss Reserve

The Company provides allowances for losses on its mortgage loans through an allowance for loan losses (a contra-asset account) and through the mortgage loan loss reserve (a liability account).  The allowance for loan losses and doubtful accounts is an allowance for losses on the Company’s mortgage loans held for investment.  When a mortgage loan is past due more than 90 days, the Company, where appropriate, sets up an allowance to approximate the excess of the carrying value of the mortgage loan over the estimated fair value of the underlying real estate collateral.  Once a loan is past due more than 90 days the Company does not accrue any interest income and proceeds to foreclose on the real estate.  All expenses for foreclosure are expensed as incurred.  Once foreclosed the carrying value will approximate its fair value and the amount will be classified as real estate.   The Company will be able to carry the foreclosed property in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell them.  The Company is currently able to rent properties at a 5.5% average return.

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

Self-Insurance

The Company is self insured for certain casualty insurance, workers compensation and liability programs.  Self–Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverages. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided independent third-party actuaries. Management reviews its assumptions with its independent third-party administrators and actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims and unreported claims for incidents incurred but not reported as of the balance sheet date.

Results of Operations

2008 Compared to 2007

Total revenues increased by $9,756,000, or 4.7%, to $219,504,000 for fiscal year 2008 from $209,748,000 for the fiscal year 2007.  Contributing to this increase in total revenues was a $12,939,000 increase in mortgage fee income, a $3,719,000 increase in insurance premiums and other considerations, and a $155,000 increase in other revenues. This increase in total revenues was partially offset by a $3,853,000 decrease in net investment income, a $463,000 decrease in net mortuary and cemetery sales, and a $2,741,000 decrease in realized gains (losses) on investments and other assets.

Insurance premiums and other considerations increased by $3,719,000, or 11.5%, to $35,981,000 for 2008, from $32,262,000 for the comparable period in 2007.  This increase was primarily the result of additional premiums realized from new insurance sales, the acquisition of Capital Reserve Life Insurance Company on December 20, 2007, and the reinsurance agreement with Southern Security Life Insurance Company, effective September 1, 2008.

Net investment income decreased by $3,853,000, or 12.1%, to 28,104,000 for 2008, from $31,957,000 for the comparable period in 2007.  This reduction was primarily attributable to decreased interest income from mortgage loans on real estate but partially offset by an increase in investment income from the purchases of C&J Financial and Capital Reserve Life, and the reinsurance agreement with Southern Security Life Insurance Company on September 1, 2008.

Net mortuary and cemetery sales decreased by $463,000, or 3.5%, to $12,726,000 for 2008, from $13,189,.000 for the comparable period in 2007.  This reduction was due to a decrease in at-need sales in the cemetery and mortuary operations and a decrease in pre-need land sales of burial spaces in the cemetery operations.

Realized gains (losses) on investments and other assets decreased by $2,741,000 to a $1,734,000 realized loss for 2008, from a $1,007,000 realized gain for the comparable period in 2007.  This increase in realized losses on investments was due to $2,253,000 in realized losses from fixed maturity securities deemed to be other than temporarily impaired and $651,000 in realized gain from equity securities sales.  During 2007 there was a $516,000 net gain from the sale of Colonial Funeral Home, which was partially offset by a $91,000 loss on the foreclosure and subsequent sale of the funeral home in 2008.

Mortgage fee income increased by $12,939,000, or 9.9%, to $143,411,000 for 2008, from $130,472,000 for the comparable period in 2007.  This increase was primarily attributable to an increase in loan fees charged to originate loans, and secondary gains during 2008 on loan production at existing offices.

Other revenues increased by $155,000, or 18.0%, to $1,015,000 for 2008 from $860,000 for the comparable period in 2007.  This increase was due to increases in several small income items throughout the Company's operations.

Total benefits and expenses were $218,773,000, or 99.7% of total revenues, for 2008, as compared to $206,625,000, or 98.5% of total revenues, for the comparable period in 2007.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $3,162,000, or 10.6%, to $32,904,000 for 2008, from $29,742,000 for the comparable period in 2007.  This increase was primarily the result of increased insurance business, increased reserves for policyholder benefits and death claims, the acquisition of Capital Reserve Life on December 20, 2007, and the reinsurance agreement with Southern Security Life Insurance Company, effective September 1, 2008.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $439,000, or 7.9%, to $6,010,000 for 2008, from $5,571,000 for the comparable period in 2007. This increase was primarily due to an increase in new business and higher policy terminations from the previous year.

General and administrative expenses increased by $14,469,000, or 9.3%, to $169,973,000 for 2008, from $155,504,000 for the comparable period in 2007.  Salaries increased by $2,261,000 from $23,945,000 in 2007 to $26,206,000 in 2008, primarily due to merit increases in salaries of existing employees, and an increase in the number of employees necessitated by the Company's expanding business operations.  Other expenses increased by $10,202,000 from $34,602,000 in 2007 to $44,804,000 in 2008.  The increase in other expenses primarily resulted from increased costs at SecurityNational Mortgage Company, increases in the loan reserve and loan allowances balance. Commission expenses increased by $2,006,000, from $96,957,000 in 2007 to $98,963,000 in 2008, due to increased mortgage loan origination costs made by SecurityNational Mortgage.

Interest expense decreased by $5,823,000, or 43.9%, to $7,448,000 for 2008, from $13,271,000 for the comparable period in 2007.  This reduction was primarily due to decreased warehouse lines of credit required, and lower interest rates.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $100,000, or 3.9%, to $2,437,000 for 2008, from $2,537,000 for the comparable period in 2007.  This increase was primarily due to decreased at-need cemetery sales and mortuary sales.

2007 Compared to 2006

Total revenues increased by $57,218,000, or 37.5%, from $152,530,000 for fiscal year 2006 to $209,748,000 for fiscal year 2007. Contributing to this increase in total revenues was a $45,359,000 increase in mortgage fee income, a $1,487,000 increase in insurance premiums and other considerations, a $8,711,000 increase in net investment income, a $1,066,000 increase in mortuary and cemetery sales, a $116,000 increase in realized gains on investments and other assets, and a $479,000 increase in other revenues.

Insurance premiums and other considerations increased by $1,487,000, or 4.8%, from $30,776,000 in 2006 to $32,263,000 in 2007. This increase was primarily due to the additional insurance premiums realized from new insurance sales.

Net investment income increased by $8,711,000, or 37.5%, from $23,246,000 in 2006 to $31,956,000 in 2007. This increase was primarily attributable to additional interest income from increased long-term bond and mortgage purchases.

Net mortuary and cemetery sales increased by $1,066,000, or 8.8%, from $12,123,000 in 2006 to $13,189,000 in 2007. This was due to increased at-need sales in the cemetery and mortuary operations and increased pre-need sales of burial spaces in cemetery operations.

Realized gains on investments and other assets increased by $116,000, or 13.0%, from $892,000 in 2006 to $1,008,000 in 2007. This increase was primarily due to a net increase in several small income items throughout the Company’s operations.

Mortgage fee income increased by $45,359,000, or 53.3%, from $85,113,000 in 2006 to $130,472,000 in 2007. This increase was primarily attributable to an increase in the number of loan originations and an increase in loan origination fees during 2007.

Other revenues increased by $479,000, or 125.7%, from $381,000 in 2006 to $860,000 in 2007. This increase was due to increases in several small income items throughout the Company’s operations and to a $172,000 payment from the City of Phoenix as compensation for the condemnation of the Camelback Funeral Home to construct a light rail facility.

Total benefits and expenses were $206,625,000 for 2007, which constituted 98.5% of the Company’s total revenues, as compared to $145,635,000, or 95.5% of the Company’s total revenues for 2006.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $2,423,000, or 8.9%, from $27,319,000 in 2006 to $29,742,000 in 2007. This net increase was primarily due to increased business and to the expected increase in reserves for policyholder benefits and death claims.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by   $1,446,000 from $4,125,000, or 35.1%,  in 2006 to $5,571,000 in 2007. This increase was primarily due to increased deferred acquisition costs associated with interest-sensitive products increased business and pre-need cemetery contracts, and the recapture of the Mega reinsurance agreement in the first quarter of 2006.

General and administrative expenses increased by $49,776,000, or 47.1%, from $105,728,000 in 2006 to $155,504,000 in 2007. Contributing to this increase was a $33,277,000 increase in commission expenses, from $63,680,000, or 52.3% in 2006 to $96,957,000 in 2007 due to a greater number of mortgage loan originations made by SecurityNational Mortgage Company during 2007. Salaries increased by $5,997,000, or 33.4%, from $17,948,000 in 2006 to $23,945,000 in 2007, primarily due to merit increases in the salaries of existing employees and an increase in the number of employees necessitated as the result of the Company’s expanding business operations.  Other expenses increased by $10,502,000, or 43.6%, from $24,100,000 in 2006 to $34,602,000 in 2007. The increase in other expenses primarily resulted from increased costs at SecurityNational Mortgage Company during 2007 due to a greater number of loan originations.

Interest expense increased by $7,130,000, or 116.1%, from $6,141,000 in 2006 to $13,271,000 in 2007. This increase was primarily from increased warehouse lines of credit required for a greater number of warehoused mortgage loans by SecurityNational Mortgage Company.

Cost of goods and services sold of the mortuaries and cemeteries increased by $215,000, or 9.3%, from $2,322,000 in 2006 to $2,537,000 in 2007. This increase was primarily due to increased cemetery and mortuary sales.

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

As a result of the volatile secondary market, for mortgage loans, the Company sold mortgage loans to certain third party investors that experienced financial difficulties and were not able to settle the loans.  The total amount of these loans was $52,556,000, of which $36,499,000 were in loans where the secondary market no longer exists.  Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with SFAS No. 140, accounted for the loans retained in the same manner as a purchase of the assets from the former transferee(s) in exchange for liabilities assumed.  At the time of repurchase, the loans were determined to be held for investment, and the fair value of the loans was determined to approximate the unpaid principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans.  The financial statements reflect the transfer of the mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate”.  The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

As a standard in the industry, the Company received payments on the mortgage loans during the time period between the sale date and settlement or repurchase date.  The Company will service these loans through Security National Life, its life insurance subsidiary.

The Company provides allowances for losses on its mortgage loans through an allowance for loan losses (a contra-asset account) and through the mortgage loan loss reserve (a liability account).  The allowance for loan losses and doubtful accounts is an allowance for losses on the Company’s mortgage loans held for investment.  When a mortgage loan is past due more than 90 days, the Company, where appropriate, sets up an allowance to approximate the excess of the carrying value of the mortgage loan over the estimated fair value of the underlying real estate collateral.  Once a loan is past due more than 90 days the Company does not accrue any interest income and proceeds to foreclose on the real estate.  All expenses for foreclosure are expensed as incurred.  Once foreclosed, the carrying value will approximate its fair value and the amount will be classified as real estate.   The Company will be able to carry the foreclosed property in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell.  The Company is currently able to rent properties at a 5.5% average return.

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

As of December 31, 2008, the Company’s long term mortgage loan portfolio had $28,195,000 in unpaid principal with delinquencies more than 90 days.  Of this amount $23,329,000 was in foreclosure proceedings.  The Company has not received any interest income on the $28,195,000 in mortgage loans with delinquencies more than 90 days.  During the year ended December 31, 2008, the Company has increased its allowance for mortgage loan losses by $4,339,000 which allowance was charged to loan loss expense and is included in other general and administrative expenses for the period.  The allowance for mortgage loan losses as of December 31, 2008 was $4,780,000.

Also, at December 31, 2008, the Company had foreclosed on $20,104,000 in long term mortgage loans.  The foreclosed property is shown in real estate.  The Company will be able to carry the foreclosed property in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell.

In addition to the allowance for mortgage loan losses, the Company also accrues a monthly allowance for indemnification losses to investors of 17.5 basis points of total production.  The amount accrued for the twelve months ended December 31, 2008 was $8,932,000 and included in other general and administrative expenses.  The reserve for indemnification losses is included in other liabilities and, as of December 31, 2008, the balance was $2,775,000.

SecurityNational Mortgage has entered into loan purchase agreements with unaffiliated warehouse banks.  The total amount available under these loan purchase agreements at December 31, 2008 was $450,000,000.  As of December 31, 2008, mortgage loans totaling approximately $222,781,000 have been sold and were outstanding.  The terms of the loan purchase agreements are typically for one year, with interest rates ranging from 1.5% to 2.25% over the 30 days LIBOR rate (from 1.99% to 2.74%  as of December 2008).  SecurityNational Mortgage renewed one of its loan purchase agreements that expired on September 30, 2008 for another one year term.  The other loan purchase agreement is a non-committed purchase agreement with no expiration date; however, the Company received notice from the warehouse bank that the agreement would be terminated in February 2009. The Company is actively pursuing purchase agreements with other warehouse bank.

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

Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

During the twelve months ended December 31, 2008, the Company's operations provided cash of $56,403,000, while cash totaling $10,009,000 was provided by operations during the twelve months ended December 31, 2007. This was due primarily to a decrease of $35,367,000 in 2008 and an increase of $6,883,000 in 2007 in the balance of mortgage loans sold to investors.

The Company’s liability for future life, annuity and other benefits is expected to be paid out over long-term due to the Company’s market niche of selling funeral plans. Funeral plans are small face value life insurance that will pay the costs and expenses incurred at the time of a person’s death. A person generally will keep these policies in force and will not surrender them prior to a person’s death. Because of the long-term nature of these liabilities the Company is able to hold to maturity its bonds and mortgage loans thus reducing the risk of liquidating these long-term investments as a result of any sudden changes in market values.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $126,583,000 as of December 31, 2008 compared to $119,777,000 as of December 31, 2007. This represents 41.6% and 47.6% of the total investments as of December 31, 2008, and December 31, 2007, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At December 31, 2008, 2.8% (or $3,485,000) and at December 31, 2007, 3.1% (or $3,708,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

See Footnote 3 in the consolidated financial statement for the schedule of the maturity of fixed maturity securities.

The amortized cost and contractual payments on mortgage loans on real estate available for sale by category are shown below.  Expected principal payments may differ from contractual obligations because certain borrowers may elect to pay down or pay off mortgage obligations with or without early payment penalties.

		Principal	Principal	Principal
		Amounts	Amounts	Amounts
		Due in	Due in	Due
	Total	2009	2010-2013	Thereafter
Residential	$70,082,011	$572,104	$2,074,604	$67,435,303
Residential Construction	35,742,891	35,742,891	-	-
Commercial	23,548,243	7,616,384	15,931,859	-
Total	$129,373,145	$43,931,379	$18,006,463	$67,435,303

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

Financial assets and financial liabilities recorded on the consolidated balance sheet at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

Level 1:  Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we can access.

Level 2:  Financial assets and financial liabilities whose values are based on the following:

a)	Quoted prices for similar assets or liabilities in active markets;
b)	Quoted prices for identical or similar assets or liabilities in non-active markets; or
c)	Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities by their classification in the consolidated balance sheet at December 31, 2008.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Investment in securities available for sale	$5,854,237	$5,854,237	$-	$-
Short-term investments	5,282,986	5,282,986	-	-
Restricted assets of cemeteries and mortuaries	1,241,038	1,241,038	-
Cemetery perpetual care trust investments	1,840,119	1,840,119	-	-
Total assets accounted for at fair value on a recurring basis	$14,218,380	$14,218,380	$-	$-

Liabilities accounted for at fair value on a recurring basis
Investment-type insurance contracts	$(112,351,916)	$-	$-	$(112,351,916)
Dervatives: assets (liabilities)		-	-	-
Interest rate lock commitments	362,231	-	-	362,231
Bank loan interest rate swaps	(113,049)	-	-	(113,049)
Total liabilities accounted for at fair value on a recurring basis	$(112,102,734)	$-	$-	$(112,102,734)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2007	$(106,939,120)	$627,116	$(26,951)

Total Losses:

Included in earnings	(5,412,796)	-	-

Included in other comprehensive income	-	(264,885)	(86,098)

Purchases, issuances, and settlements	-	-	-

Transfers	-	-	-

Balance - December 31, 2008	$(112,351,916)	$362,231	$(113,049)

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

The items shown under level three are valued as follows:

Investment type insurance contracts.  Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for interest-sensitive insurance products ranged from 4% to 6.5%.

Interest Rate Lock Commitments.  During 2005, the Company’s mortgage banking activities implemented new practices relating to mortgage loan commitments, including interest rate lock commitments and forward commitments to sell loans to third-party investors. The Company also implemented a hedging strategy for these transactions.  A mortgage loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after inception of the mortgage loan commitment.  Mortgage loan commitments are derivatives under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities and are recognized at fair value on the consolidated balance sheet with changes in their fair values recorded as part of other comprehensive income from mortgage banking operations.

Bank loan interest rate swaps.  Management considers the interest rate swap instrument an effective cash flow hedge against the variable interest rate on bank borrowings since the interest rate swap mirrors the term of the note payable and expires on the maturity date of the bank loan it hedges. The interest rate swap is a derivative financial instrument carried at its fair value.

If market conditions were to cause interest rates to change, the market value of the fixed income portfolio (of approximately $243,686,000) could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps
Change in Market Value (in thousands)	$20,853	$11,157	$(12,541)	$(25,441)

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2008 was 9.0% as compared to a rate of 7.9% for 2007.

At December 31, 2008, $21,359,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Forward-Looking Statements

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

Off-Balance Sheet Agreements

At December 31, 2008, the Company was contingently liable under a standby letter of credit aggregating $344,853, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's self-insurance casualty program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero.

SecurityNational Mortgage has loan purchase agreements with unaffiliated warehouse banks.  The total amount available under these loan purchase agreements at December 31, 2008 was $450,000,000.  As of December 31, 2008, mortgage loans totaling approximately $222,781,000 have been sold and were outstanding.  The terms of the loan purchase agreements are typically for one year, with interest rates ranging from 1.5% to 2.25% over the 30 days LIBOR rate (from 1.99% to 2.74%  as of September 30, 2008).  SecurityNational Mortgage renewed one of its loan purchase agreements that expired on September 30, 2008 for another one year term.  The other loan purchase agreement is a non-committed purchase agreement with no expiration date; however, the Company received notice from the warehouse bank that the agreement would be terminated in February 2009. The Company is actively pursuing purchase agreements with other warehouse banks.

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to five years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2008, are approximately as follows:

Years Ending December 31:
2009	$1,177,000
2010	695,000
2011	411,000
2012	143,000
2013	26,000
Thereafter	--
Total	$2,452,000

Total rent expense related to these non-cancelable operating leases for the years ended December 31, 2008, 2007 and 2006 was approximately $2,071,000, $1,957,000 and $1,222,000, respectively.

The total of the Company unfunded residential construction loan commitments as of December 31, 2008 was $6,205,000.

Variable Interest Entities

In conjunction with the Company’s casualty insurance program, limited equity interests are held in a captive insurance entity.  This program permits the Company to self-insure a portion of losses, to gain access to a wide array of safety-related services, to pool insurance risks and resources in order to obtain more competitive pricing for administration and reinsurance and to limit its risk of loss in any particular year.  This entity meets the definition of a variable interest entity (VIE); however, based on the criteria set forth in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, “there is not a requirement to include this entity in the consolidated financial statements.  The maximum exposure to loss related to the Company’s involvement with this entity is limited to approximately $344,853, a majority of which is collateralized under a standby letter of credit issued on the insurance entity’s behalf.  See Note 11, “Reinsurance, Commitments and Contingencies,” for additional discussion of commitments associated with the insurance program and Note 1, “Significant Accounting Policies”, for further information on a standby letter of credit.  As of December 31, 2008, there are no other entities that met the definition of a variable interest entity.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to financial assets and financial liabilities were effective during 2008.  With respect to certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company does not expect that the adoption of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income should be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect that the adoption of SFAS No. 141(R) or SFAS No. 160 will have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The Company does not expect that the adoption of FSP FAS 140-3 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts.  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, as amended, applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. Early application is not permitted. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of SFAS No. 163.

In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements. EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 08-3.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3 Determining Fair Value of a Financial Asset in a Market That Is Not Active. FSP FAS 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company has evaluated the impact and adoption of FSP FAS 157-3 will not have a material impact on its consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 08-6.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP FAS 140 and FIN 46(R)-8.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Financial Statements:

Report of Independent Registered Public Accounting Firm	45

Consolidated Balance Sheets, December 31, 2008 and 2007	46

Consolidated Statements of Earnings for the Years Ended December 31, 2008, 2007 and 2006	48

Consolidated Statements of Stockholders’ Equity, for the Years Ended December 31, 2006, 2007 and 2008	49

Consolidated Statements of Cash Flows, for the Years Ended December 31, 2008, 2007 and 2006	50

Notes to Consolidated Financial Statements	52-108

Financial Statement Schedules:

II Condensed Financial Information of Registrant	127

IV Reinsurance	133

V Valuation and Qualifying Accounts	134
All other schedules to the Consolidated Financial Statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com	A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Security National Financial Corporation

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the periods ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 31, 2009

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
Assets	2008	2007
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$125,346,194	$116,896,016
Fixed maturity securities, available for sale, at estimated fair value	1,236,562	2,880,920
Equity securities, available for sale, at estimated fair value	4,617,675	5,861,292
Mortgage loans on real estate and construction loans held for investment, net of allowances or losses of $4,780,467 and $1,435,131 for 2008 and 2007	124,592,678	92,884,055
Real estate, net of accumulated depreciation of $5,009,571 and $4,340,390 for 2008 and 2007	22,417,639	7,946,304
Policy, student and other loans net of allowance for doubtful accounts of $555,146 and $492,089 for 2008 and 2007	18,493,751	16,860,874
Short-term investments	5,282,986	5,337,367
Accrued investment income	2,245,201	3,032,285
Total investments	304,232,686	251,699,113
Cash and cash equivalents	19,914,110	5,203,060
Mortgage loans sold to investors	19,885,994	66,700,694
Receivables, net	13,135,080	13,743,682
Restricted assets of cemeteries and mortuaries	4,077,076	5,711,054
Cemetery perpetual care trust investments	1,840,119	1,604,600
Receivable from reinsurers	5,823,379	746,336
Cemetery land and improvements	10,626,296	9,760,041
Deferred policy and pre-need contract acquisition costs	32,424,512	30,786,229
Property and equipment, net	14,049,232	14,828,699
Value of business acquired	11,377,276	11,686,080
Goodwill	1,075,039	1,075,039
Other	3,343,726	4,618,018
Total Assets	$441,804,525	$418,162,645

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
Liabilities and Stockholders' Equity	2008	2007
Liabilities
Future life, annuity, and other benefits	$325,668,454	$296,068,767
Unearned premium reserve	4,863,919	4,995,664
Bank loans payable	6,138,202	12,552,666
Notes and contracts payable	501,778	818,810
Deferred pre-need cemetery and mortuary contract revenues	13,467,132	12,643,199
Cemetery perpetual care obligation	2,647,984	2,473,758
Accounts payable	1,941,777	1,833,188
Other liabilities and accrued expenses	17,688,756	14,812,845
Income taxes	14,974,244	16,179,596
Total liabilities	387,892,246	362,378,493
Commitments and Contingencies	--	--
Stockholders’ Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 8,284,109 shares in 2008 and 7,885,229 shares in 2007	16,568,218	15,770,458
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 8,912,315 shares in 2008 and 8,530,699 shares in 2007	1,782,463	1,706,140
Additional paid-in capital	17,985,848	17,737,172
Accumulated other comprehensive income and other items, net of taxes	417,101	1,596,791
Retained earnings	21,023,179	21,104,156
Treasury stock, at cost - 1,598,568 Class A shares and -0- Class C shares in 2008; 1,635,864 Class A shares and -0- Class C shares in 2007	(3,864,530)	(2,130,565)
Total stockholders’ equity	53,912,279	55,784,152
Total Liabilities and Stockholders’ Equity	$441,804,525	$418,162,645

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
	2008	2007	2006
Revenues:
Insurance premiums and other consideration	$35,981,297	$32,262,837	$30,776,491
Net investment income	28,103,509	31,956,444	23,245,631
Net mortuary and cemetery sales	12,725,930	13,188,655	12,122,728
Realized gains (losses) on investments and other assets	(1,733,715)	1,007,574	891,304
Mortgage fee income	143,411,459	130,472,166	85,112,831
Other	1,015,370	860,406	381,548
Total revenues	219,503,850	209,748,082	152,530,533

Benefits and expenses:
Death benefits	17,100,688	16,274,813	15,155,711
Surrenders and other policy benefits	2,094,482	2,078,415	1,700,741
Increase in future policy benefits	13,709,135	11,389,019	10,462,384
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	6,010,273	5,570,799	4,124,747
Selling, general and administrative expenses:
Commissions	98,962,941	96,957,340	63,680,122
Salaries	26,206,331	23,944,999	17,947,902
Other	44,803,582	34,601,551	24,099,924
Interest expense	7,448,454	13,270,871	6,141,298
Cost of goods and services sold – mortuaries and cemeteries	2,437,453	2,537,244	2,322,066

Total benefits and expenses	218,773,339	206,625,051	145,634,895

Earnings before income taxes	730,511	3,123,031	6,895,638
Income tax expense	(155,658)	(857,635)	(1,771,188)

Net earnings	$574,853	$2,265,396	$5,124,450

Net earnings per Class A equivalent common share (1)	$0.07	$0.28	$0.66

Net earnings per Class A equivalent common share - assuming dilution(1)	$0.07	$0.28	$0.64

Weighted average Class A equivalent common shares outstanding (1)	8,160,422	8,010,635	7,808,470

Weighted average Class A equivalent common shares outstanding-assuming dilution (1)	8,160,422	8,199,961	7,974,986

(1) Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.  The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis.  Net earnings per common share represent net earnings per equivalent Class A common share.  Net earnings per Class C common share is equal to one-tenth (1/10) of such amount or $0.01, $0.03 and $0.07 per share for 2008, 2007 and 2006, respectively, and $0.01, $0.03 and $0.07 per share-assuming dilution for 2008, 2007 and 2006, respectively.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

				Accumulated
				Other
				Comprehensive
	Class A	Class C	Additional	Income (loss)
	Common	Common	Paid-in	and	Retained	Treasury
	Stock	Stock	Capital	Other Items	Earnings	Stock	Total
Balance at January 1, 2006	$14,196,726	$1,356,212	$15,650,344	$117,647	$17,460,024	$(3,082,535)	$45,698,418

Comprehensive income:
Net earnings	—	—	—	—	5,124,450	—	5,124,450
Unrealized gains	—	—	—	1,585,508	—	—	1,585,508
Total comprehensive income							6,709,958
Exercise of stock options	149,040	—	(43,441)	—	—	—	105,599
Purchase of Treasury stock	—	—	—	—	—	(3,901)	(3,901)
Sale of Treasury stock	—	—	154,154	—	—	304,448	458,602
Issuance for compensation	1,000	—	1,020	—	—	—	2,020
Stock dividends	719,212	67,788	1,302,411	—	(2,089,411)	—	—
Conversion Class C to Class A	482	(482)	—	—	—	—	—
Balance at December 31, 2006	15,066,460	1,423,518	17,064,488	1,703,155	20,495,063	(2,781,988)	52,970,696

Comprehensive income:
Net earnings	—	—	—	—	2,265,396	—	2,265,396
Unrealized gains (losses)	—	—	—	(106,364)	—	—	(106,364)
Total comprehensive income							2,159,032
Exercise of stock options	(76,974)	231,525	(55,261)	—	(96,289)	—	3,001
Sale of Treasury stock	—	—	—	—	—	651,423	651,423
Stock dividends	750,826	81,244	727,944	—	(1,560,014)	—	—
Conversion Class C to Class A	30,146	(30,147)	1	—	—	—	—
Balance at December 31, 2007	15,770,458	1,706,140	17,737,172	1,596,791	21,104,156	(2,130,565)	55,784,152

Comprehensive income:
Net earnings	—	—	—	—	574,853	—	574,853
Unrealized gains (losses)	—	—	—	(3,162,279)	—	—	(3,162,279)
Reclass of Treasury Stock	—	—	—	1,982,589	—	(1,982,589)	—
Total comprehensive income	—	—	—	—	—	—	(2,587,426)
Grant of stock options	—	—	466,929	—	—	—	466,929
Sale of Treasury stock	—	—	—	—	—	248,624	248,624
Stock dividends	789,354	84,727	(218,251)	—	(655,830)	—	—
Conversion Class C to Class A	8,406	(8,404)	(2)	—	—	—	—
Balance as of December 31, 2008	$16,568,218	$1,782,463	$17,985,848	$417,101	$21,023,179	$(3,864,530)	$53,912,279

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$574,853	$2,265,396	$5,124,450
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Realized (gains) losses on investments and other assets	1,733,715	(1,007,574)	(891,304)
Depreciation	2,471,201	2,398,330	2,023,017
Provision for losses on real estate accounts and loans receivable	4,586,501	741,974	558,370
Amortization of premiums and discounts	(65,224)	8,411	(34,144)
Provision for deferred income taxes	(163,307)	481,810	1,153,985
Policy and pre-need acquisition costs deferred	(6,946,317)	(6,974,054)	(7,313,030)
Policy and pre-need acquisition costs amortized	5,110,519	4,609,045	3,132,647
Value of business acquired amortized	899,754	951,639	992,100
Change in assets and liabilities net of effects from purchases and disposals of subsidiaries:
Land and improvements sold to customers	(866,255)	(781,617)	(247,197)
Future life and other benefits	9,508,769	13,131,652	13,017,175
Receivables for mortgage loans sold to investors	35,366,791	(6,883,446)	(5,321,587)
Other operating assets and liabilities	4,192,554	1,067,072	(520,347)
Net cash provided by operating activities	56,403,554	10,008,638	11,674,135
Cash flows from investing activities:
Securities held to maturity:
Purchase - fixed maturity securities	(15,667,595)	(2,206,067)	(14,078,529)
Calls and maturities - fixed maturity securities	25,384,510	6,630,227	4,978,963
Securities available for sale:
Purchase - equity securities	(1,740,077)	(179,630)	(173,262)
Sales - equity securities	3,600,641	868,371	11,973,825
Purchases of short-term investments	(30,339,562)	(16,946,889)	(41,342,009)
Sales of short-term investments	32,012,283	16,196,350	39,966,771
Purchases of restricted assets	1,528,071	(302,114)	(50,239)
Change in assets for perpetual care trusts	(291,870)	(276,437)	(154,491)
Amount received for perpetual care trusts	174,226	195,248	105,260
Mortgage, policy, and other loans made	(79,563,741)	(114,782,049)	(90,543,821)
Payments received for mortgage, policy, and other loans	56,376,246	105,790,916	76,979,450
Purchases of property and equipment	(1,323,849)	(3,009,279)	(1,763,708)
Disposal of property and equipment	81,352	880,818	(37,756)
Purchases of real estate	(16,829,189)	(4,634,314)	(2,262,890)
Cash (paid) received for purchase of subsidiaries, net of cash acquired	(2,928,022)	(1,702,762)	--
Sale of real estate	1,438,796	1,375,183	5,359,781
Net cash used in investing activities	28,087,780	(12,102,428)	(11,042,655)

See accompanying notes to the consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31
	2008	2007	2006
Cash flows from financing activities:
Annuity contract receipts	$10,578,845	$6,039,988	$5,941,594
Annuity contract withdrawals	(18,006,929)	(12,961,804)	(10,817,231)
Repayment of bank loans and notes and contracts payable	(11,276,120)	(47,751,447)	(2,572,524)
Proceeds from borrowing on notes and contracts	4,383,927	50,939,105	--
Stock options exercised	466,929	3,000	105,599
Purchase of treasury stock	--	--	(3,901)
Sale of treasury stock	248,624	651,423	458,602
Net cash used in financing activities	(13,604,724)	(3,079,735)	(6,887,861)
Net change in cash and cash equivalents	14,711,050	(5,173,525)	(6,256,381)
Cash and cash equivalents at beginning of year	5,203,060	10,376,585	16,632,966
Cash and cash equivalents at end of year	$19,914,110	$5,203,060	$10,376,585

Supplemental Schedule of Cash Flow Information:

The following information shows the non-cash items in connection with the purchase of C & J Financial, LLC on July 16, 2007, Capital Reserve Life Insurance Company on December 17, 2007, and Southern Security Life Insurance Company, a Mississippi domiciled corporation effective September 1, 2008.

	2008	2007

Fair value of assets acquired	$(26,193,020)	$(30,597,342)
Fair value of liabilities assumed	23,264,998	26,546,698
Notes payable and other liabilities incurred	--	2,318,260
Cash paid	$(2,928,022)	$(1,732,384)

See accompanying notes to the consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The presentation of certain amounts in prior years has been reclassified to conform to the 2008 presentation.

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

Mortgage loans on real estate, and construction loans are originated and held for investment and are carried at their principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The Company defers related material loan origination fees, net of related direct loan origination costs, and amortizes the net fees over the term of the loans.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

1)       Significant Accounting Policies (Continued)

Short-term investments are carried at cost and consist of certificates of deposit and commercial paper with maturities of up to one year.

Restricted assets of cemeteries and mortuaries are assets held in a trust account for future mortuary services and merchandise and consist of cash; participations in mortgage loans with Security National Life; mutual funds carried at cost; equity securities carried at fair market value; and a surplus note with Security National Life.

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

Realized gains and losses on investments arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired. If in management’s judgment a decline in the value of an investment below cost is other than temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in judging whether an impairment is other than temporary include:  the financial condition, business prospects and credit worthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline, and the Company’s ability and intent to hold the investment until the fair value recovers, which is not assured.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

1)       Significant Accounting Policies (Continued)

The company follows Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts, (“SOP 05-1”). When accounting for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract are accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract are written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract are accounted for as a continuation of the replaced contract.

Value of business acquired is the present value of estimated future profits of the acquired business and is amortized similar to deferred policy acquisition costs.

Allowance for Loan Losses and Doubtful Accounts and Loan Loss Reserve

The Company records an estimate of the expense for potential losses from not collecting mortgage loans, other loans and receivables. Mortgage loans sold to investors and significant receivables are the result of cemetery and mortuary operations, mortgage loan operations and life insurance operations. The allowance is based upon the Company’s experience. The critical issues that impact recovery of the cemetery and mortuary receivables is the overall economy. The critical issues that impact recovery of mortgage loan operations are interest rate risk and loan underwriting.

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

The Company accrues a monthly allowance for probable losses to investors of 17.5 basis points of total production.  The provision for loss accrued each year is included in other general and administrative expenses.  The following is a summary of the reserve for probable losses included in other liabilities for the periods presented:

	Years Ended December 31,
	2008	2007	2006
Balance, beginning of year	$2,356,309	$2,712,998	$2,183,032
Provisions for losses	8,931,971	5,207,529	2,326,442
Charge-offs	(8,512,828)	(5,564,218)	(1,796,476)
Balance, end of year	$2,775,452	$2,356,309	$2,712,998

The Company believes the Allowance for Loan Losses and Doubtful Accounts and the Loan Loss Reserve represent probable loan losses incurred as of the balance sheet date.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

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

Participating Insurance

Participating business constituted 2%, 2%, and 2% of insurance in force for 2008, 2007 and 2006, respectively. The provision for policyholders’ dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

1)       Significant Accounting Policies (Continued)

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

Mortgage Operations

SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from independent brokers and correspondents. SecurityNational Mortgage funds the loans from internal cash flows and loan purchase agreements with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and correspondents a commission for loans that are brokered through SecurityNational Mortgage. For the twelve months ended December 31, 2008, 2007, and 2006, SecurityNational Mortgage originated and sold 19,321 loans ($3,680,015,000 total volume), 20,656 loans ($3,852,801,000 total volume) and,14,427 loans ($2,461,000,000 total volume), respectively.

SecurityNational Mortgage has loan purchase agreements with unaffiliated warehouse banks. The total amount available under these loan purchase agreements at December 31, 2008 was $450,000,000. As of December 31, 2008, mortgage loans totaling approximately $222,781,000 have been sold and were outstanding.  The terms of the loan purchase agreements are typically for one year, with interest rates ranging from 1.5% to 2.25% over the 30 days LIBOR rate (from 1.99% to 2.74% as of December 31, 2008). SecurityNational Mortgage renewed one of its loan purchase agreements that expired on September 30, 2008 for another one year term. The other loan purchase agreement is a non-committed purchase agreement with no expiration date; however, the Company received notice from the warehouse bank that the agreement would be terminated in February 2009. The Company is actively pursuing purchase agreements with other warehouse banks.

Mortgage fee income consists of origination fees, processing fees and certain other income related to the origination and sale of mortgage loans. For mortgage loans sold to third party investors, mortgage fee income and related expenses are recognized pursuant to SFAS 140 at the time the sales of mortgage loans meet the sales criteria for the transfer of financial assets which are: (1) the transferred assets have been isolated from the Company and its creditors, (2) the transferee has the right to pledge or exchange the mortgage, and (3) the Company does not maintain effective control over the transferred mortgage. The Company has determined that all three criteria are met at the time the loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including any investor commitments for these loans prior to warehouse banks purchasing these loans under the purchase commitments.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

1)       Significant Accounting Policies (Continued)

The Company sells all loans to third party investors without recourse. However, the Company may be required to repurchase loans or pay a fee instead of repurchase under certain events such as the following:
•	Failure to deliver original documents specified by the investor.
•	The existence of fraud in the origination of the loan.
•	The loan becomes delinquent due to nonpayment during the first several months after it is sold.
•	Early pay-off of a loan, as defined by the agreements.
•	Excessive time to settle a loan.
•	Investor declines purchase.
•	Discontinued product and expired commitment

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The Company accrues a monthly allowance for indemnification losses to investors of 0.175% (17.5 basis points) of total production. This estimate is based on the Company’s historical experience. The amount accrued for the twelve months ended December 31, 2008 was $8,932,000 and the charge to expense has been included in other general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses as of December 31, 2008 the balance was $2,775,452.

Purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled. Depending on market conditions, these commitment settlement dates can be extended at a cost to the Company. Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount. The Company’s historical data shows that 99% of all loans originated by the Company are generally settled by the investors as agreed within 16 days after delivery. There are situations when the Company determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in the Company’s best interest to repurchase those loans from the warehouse banks. It is the Company's policy to cure any documentation problems with respect to such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce purchase commitments from third-party investors concerning mortgage loans and to cure any documentation problems with respect to such loans at a minimal cost for up to a six-month time period. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedy methods include, but are not limited to:

•	Research reasons for rejection
•	Provide additional documents
•	Request investor exceptions
•	Appeal rejection decision to purchase committee
•	Commit to secondary investors

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six month time period, the loans are repurchased and transferred to the long term investment portfolio at the lower of cost or market value and previously recorded sales revenue is reversed. Any loan that subsequently becomes delinquent is evaluated by the Company at that time and any allowances for impairment are adjusted accordingly.

Determining lower of cost or market: Cost is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Market value is often difficult to determine, but is based on the following:

•	For loans that have an active market we use the market price on the repurchased date.
•	For loans where there is no market but there is a similar product, we use the market value for the similar product on the repurchased date.
•
For loans where no active market exists on the repurchased date, we determine that the unpaid principal balance best approximates the market value on the repurchased date, after considering the fair value of the underlying real estate collateral and estimated future cash flows.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

1)       Significant Accounting Policies (Continued)

The appraised value of the real estate underlying the original loan adds significance to the Company’s determination of fair value since, if the loan becomes delinquent, the Company has sufficient value to collect the unpaid principal balance or the carrying value of the loan. In determining the market value on the date of repurchase the Company looks at the total value of all of the loans since any sale of loans would be as a pool.

For mortgages originated and held for investment, mortgage fee income and related expenses are recognized when the loan is originated.

The mortgage industry is still experiencing substantial change due to higher than expected delinquencies from subprime loans. The market for new subprime loans has been substantially reduced and several mortgage companies whose primary product was subprime mortgage originations have ceased operations. The Company funded approximately $5,505,000 (0.14% of the Company’s production) in subprime loans during the twelve months ending December 31, 2007 and eliminated subprime loans from its product offerings in August 2007. The Company believes that its potential losses from subprime loans are minimal.

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

As a result of the volatile secondary market for mortgage loans, the Company sold mortgage loans to certain third party investors that experienced financial difficulties and were not able to settle the loans. The total amount of these loans was approximately $52,556,000, of which approximately $36,499,000 were in loans where the secondary market no longer exists. Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with SFAS No. 140, accounted for the loans retained in the same manner as a purchase of the assets from the former transferee(s) in exchange for liabilities assumed. At the time of repurchase, the loans were determined to be held for investment, and the fair value of the loans was determined to approximate the unpaid principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The financial statements reflect the transfer of the mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate”. The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

As a standard in the industry, the Company received payments on the mortgage loans during the time period between the sale date and settlement or repurchase date. The Company will service these loans through Security National Life, its life insurance subsidiary.

As of December 31, 2008, the Company’s long term mortgage loan portfolio had $28,194,461 in unpaid principal with delinquencies more than 90 days. Of this amount $23,329,000 was in foreclosure proceedings. The Company has not received any interest income on the $28,194,467 in mortgage loans with delinquencies more than 90 days. During the twelve months ended December 31, 2008, the Company increased its allowance for mortgage losses by $4,345,336, which was charged to loan loss expense and included in other general and administrative expenses for the period. The allowance for mortgage loan losses as of December 31, 2008 was $4,780,461.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

1)       Significant Accounting Policies (Continued)

Also at December 31, 2008, the Company has foreclosed on $20,104,339 in long term mortgage loans. The foreclosed property was shown in real estate. The Company will be able to carry the foreclosed property in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell.

Self Insurance

The Company is self insured for certain casualty insurance, workers compensation and liability programs.   Self-Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverages. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party administrators and actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date.

SecurityNational Mortgage has loan purchase agreements with unaffiliated warehouse banks.  The total amount available under these loan purchase agreements at December 31, 2008 was $450,000,000.  As of December 31, 2008, mortgage loans totaling approximately $222,781,000 have been sold and were outstanding.  The terms of the loan purchase agreements are typically for one year, with interest rates ranging from 1.5% to 2.25% over the 30 days LIBOR rate (from 1.99% to 2.74%  as of December 31, 2008).  SecurityNational Mortgage renewed one of its loan purchase agreements that expired on September 30, 2008 for another one year term.  The other loan purchase agreement is a non-committed purchase agreement with no expiration date; however, the Company received notice from the warehouse bank that the agreement would be terminated in February 2009. The Company is actively pursuing purchase agreements with other warehouse banks.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

1)       Significant Accounting Policies (Continued)

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

Stock Based Compensation

The cost of employee services received in exchange for an award of equity instruments is recognized in the financial statements and is measured based on the grant date fair value of the award. The fair value of stock options is calculated using the Black Scholes method. Stock option compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 157, Fair Value Measurements, (SFAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to financial assets and financial liabilities were effective during 2008.  With respect to certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company does not expect that the adoption of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income should be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect that the adoption of SFAS No. 141(R) or SFAS No. 160 will have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The Company does not expect that the adoption of FSP FAS 140-3 will have a material impact on its consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

1)       Significant Accounting Policies (Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSB FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of FSP FAS 142-3 is not expected to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts.  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, as amended, applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. Early application is not permitted. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of SFAS No. 163.

In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 08-3.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

1)       Significant Accounting Policies (Continued)

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3 Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company has evaluated the impact and adoption of FSP FAS 157-3 will not have a material impact on its consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 08-6.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP FAS 140 and FIN 46(R)-8.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

2)       Acquisitions

C & J Financial, LLC

On July 16, 2007, the Company acquired all of the membership interests of C & J Financial, LLC. The results of C & J Financial’s operations have been included in the consolidated financial statements from July 16, 2007. C & J Financial provides financing to funeral homes and mortuaries throughout the United States similar to the Company’s Fast-Funding operations and the acquisition was to expand the Company’s Fast-Funding operations. The aggregate purchase price was $1,631,500 and consisted of the payment of $1,250,000 of cash at closing and the issuance of a $381,500 promissory note. The Company further agreed to cause C & J Financial to pay a $1,971,764 note payable to a bank that was guaranteed by the sellers. In addition, C & J Financial entered into an obligation payable to one of the sellers for an operating lease of office space for three years. The estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition were as follows:

Loans Receivable	$3,178,901
Other current assets	55,295
Office furniture and equipment	18,078
Goodwill	391,847
Total Assets	3,644,121
Note payable to bank, current	(1,971,764)
Other current liabilities	(40,857)
Net Assets Acquired	$1,631,500

The excess of the purchase price over the fair value of the identifiable assets of $391,847 was assigned to goodwill.

Capital Reserve Life Insurance Company

On December 20, 2007, the Company, through its wholly owned subsidiary, Security National Life, acquired all of the outstanding common stock of Capital Reserve Life Insurance Company, a Missouri domiciled insurance company. The results of Capital Reserve Life’s operations have been included in the consolidated financial statements from December 17, 2007. Capital Reserve Life sells and services life insurance, annuity products, accident and health insurance, and funeral plan insurance, which are consistent with and will expand the Company’s business. The aggregate purchase price was $2,419,164, of which $452,404 was paid in cash at closing to the selling shareholders and $2,100,000 was placed into an escrow account with the Company’s attorney to be disbursed upon resolution of contingencies.

Capital Reserve Life was a defendant in a law suit for unpaid bonuses allegedly due to a former employee in the amount of $1,486,045 (the “Russell Litigation”). The Russell Litigation was resolved during 2008 and resulted in the payment of $220,926 to the former employee and his attorney from the escrow account. The Company was refunded $146,225 from the escrow account that was recognized as a reduction of value of business acquired. The selling shareholders were paid $1,587,578, including interest, during 2008 from the escrow account. At December 31, 2008, $185,902 remained in the escrow account and will be until an investment in a bond is realized.

The $2,100,000 and $185,902 of funds held in escrow by the Company’s attorney have been included in the accompanying consolidated balance sheets at December 31, 2007 and 2008, respectively, in receivables with the liability of $1,966,760 and $185,902 payable to the shareholders, respectively, included in other liabilities and accrued expenses. The assets acquired and the liabilities assumed were recognized at their fair values with the excess of the purchase price allocated to value of business acquired. Value of business acquired is being amortized over the estimated term of period premiums will be received under the insurance policies of 15 years.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

2)       Acquisitions (Continued)

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

Southern Security Life Insurance Company

On September 1, 2008, the Company, through Security National Life, entered into a reinsurance agreement with Southern Security Life Insurance Company, a Mississippi domiciled insurance company (“Southern Security”), whereby the Company became secondarily liable for $22,788,693 of liability under contracts for future life, annuity and other benefits in exchange for the transfer from Southern Security of $22,788,693 of assets, which was short of the required assets by $1,468,348. This shortage was offset against a $1,500,000 ceding commission payable to Southern Security on the transaction. Southern Security remained primarily liability under the contracts and recognized a $22,235,131 receivable from Security National Life. However, if the acquisition described in the following paragraphs had not occurred, Security National Life would have had to assume the insurance contracts and become primarily liable thereunder because Southern Security had ceased operations and the transfer of the insurance contracts was irreversible.

Then on December 18, 2008, the Company acquired all of the outstanding common stock of Southern Security. The results of Southern Security’s operations have been included in the consolidated financial statements from December 23, 2008. Southern Security sells and services life insurance, annuity products, accident and health insurance, and funeral plan insurance, all of which are consistent with and will expand the Company’s insurance business. The total purchase price was $2,664,323 and consisted of $1,920,700 paid in cash at closing to the selling shareholders, $443,500 placed into escrow accounts with the Company’s law firm, the settlement of an $84,081 receivable from Southern Security and the incurrence of $216,042 of acquisition costs. In addition, Southern Security distributed $479,742 of assets to the selling shareholders, including $163,715 of notes receivable from the selling shareholders.

Included in the escrow accounts is $175,000 that is to be used to pay any adjustments that may be required under the terms of the purchase agreement and any remaining portion of the $175,000 is to be distributed to the selling shareholders. The remaining $268,500 that was placed into the escrow accounts is to be released to the selling shareholders as the Company collects the principal portion of a loan in the form of a promissory note that Southern Security had made to an entity that is related to the selling shareholders. However, no payments will be made to the selling shareholders if the promissory note is in default.

The $443,500 of funds held in escrow by the Company’s law firm have been included in the accompanying consolidated balance sheet at December 31, 2008 in receivables with the liability payable to the selling shareholders of an equal amount included in other liabilities and accrued expenses. The assets acquired and the liabilities assumed were recognized at their fair values with the excess of the purchase price allocated to value of business acquired. The value of business acquired is being amortized over the estimated period premiums will be received under the insurance policies of 14.3 years. The estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition were as follows:

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

2)       Acquisitions (Continued)

Investment in securities	$1,200,865
Policy and mortgage loans	1,050,028
Cash	392,785
Receivable from reinsurer - Security National Life	22,235,131
Other assets	49,369
Deferred tax asset	298,418
Value of business acquired	227,573
Total assets acquired	25,454,169
Future life, annuity and other benefits	(22,789,846)
Fair Value of Net Assets Acquired	$2,664,323

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming theacquisitions of C & J Financial and Capital Reserve Life had occurred at the beginning of the years ended December 31, 2007 and 2006 and the acquisition of Southern Security had occurred at the beginning of the years ended December 31, 2008 and 2007. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisitions occurred on those dates and may not reflect the operations that will occur in the future:

	For the Years Ended December 31, (unaudited)
	2008	2007	2006
Total revenues	$221,348,000	$216,492,000	$159,546,000
Net earnings	$717,000	$2,936,000	$5,402,000
Net earnings per Class A equivalent common share	$0.09	$0.37	$0.73
Net earnings per Class A equivalent common share assuming dilution	$0.09	$0.36	$0.72

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

3)	Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2008 are summarized as follows:

		Gross	Gross		Estimated
	Amortized	Unrealized	Unrealized		Fair
	Cost	Gains	Losses		Value
December 31, 2008:
Fixed maturity securities held to maturity carried at amortized cost:

Bonds:
U.S. Treasury securities and obligations of U.S Government agencies	$17,138,738	$1,201,488	$	---	$18,340,226

Obligations of states and political subdivisions	1,474,934	59,035		(16,347)	1,517,622

Corporate securities including public utilities	97,610,026	1,280,795		(12,073,677)	86,817,144

Mortgage-backed securities	7,586,553	68,466		(1,580,189)	6,074,830

Redeemable preferred stock	1,535,943	565		(335,703)	1,200,805

Total fixed maturity securities held to maturity	$125,346,194	$2,610,349		$(14,005,916)	$113,950,627

Securities available for sale carried at estimated fair value:
Fixed maturity securities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$98,203	$38,188	$	---	$136,391

Corporate securities including public utilities	1,045,399	54,772		---	1,100,171

Total fixed maturity securities available for sale	$1,143,602	$92,960	$	---	$1,236,562

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

3)	Investments (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008:

Equity securities available for sale at estimated fair value:

Non-redeemable preferred stock	$20,281	$ ---	$(6,092)	$14,189

Common stock:

Public utilities	403,249	220,045	(51,105)	572,189
Banks, trusts and insurance companies	479,663	154,313	-	633,976
Industrial, miscellaneous and all other	3,755,523	44,260	(402,462)	3,397,321

Total equity securities available for sale at estimated fair value	$4,658,716	$418,618	$(459,659)	$4,617,675

Total securities available for sale carried at estimated fair value	$5,802,318	$511,578	$(459,659)	$5,854,237

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$70,082,011
Residential construction	35,742,891
Commercial	23,548,243
Less: Allowance for loan losses	(4,780,467)

Total mortgage loans on real estate and construction loans held for investment	$124,592,678

Real estate at cost – net of depreciation	$22,417,639

Policy, student and other loans at amortized cost - net of allowance for doubtful accounts	$18,493,751

Short-term investments at amortized cost	$5,282,986

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

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

 SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

3)	Investments (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2007:

Equity securities available for sale at estimated fair value:

Non-redeemable preferred stock	$20,281	$ ---	$(3,632)	$16,649

Common stock:

Public utilities	411,992	422,865	(13,627)	821,230
Banks, trusts and insurance companies	520,683	1,032,033	(21,662)	1,531,054
Industrial, miscellaneous and all other	1,430,936	2,549,020	(487,597)	3,492,359

Total equity securities available for sale at estimated fair value	$2,383,892	$4,003,918	$(526,518)	$5,861,292

Total securities available for sale carried at estimated fair value	$5,161,877	$4,106,853	$(526,518)	$8,742,212

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$21,636,722
Residential construction	37,843,883
Commercial	34,838,581
Less: Allowance for loan losses	(1,435,131)

Total mortgage loans on real estate and construction loans held for investment	$92,884,055

Real estate at cost – net of depreciation	$7,946,304

Policy, student and other loans - at amortized cost - net of allowance for doubtful accounts	$16,860,874

Short-term investments at amortized cost	$5,337,367

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

3)	Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed-maturities securities, which are carried at amortized cost, at December 31, 2008 and 2007. The unrealized losses were primarily related to interest rate fluctuations or spread-widening, and mortgage and other asset-backed securities. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed-maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At December 31, 2008
Interest rate or spread widening	$4,425,497	87	$8,000,230	105	$12,425,727
Mortgage and other
asset-backed securities	--	--	1,580,189	12	1,580,189
Total unrealized losses	$4,425,497	87	$9,580,419	117	$14,005,916
Fair Value	$30,720,910		$35,178,465		$65,899,375

At December 31, 2007
Interest rate or spread widening	$1,682,779	66	$1,169,203	71	$2,851,982
Mortgage and other
asset-backed securities	176,709	5	293,678	9	470,387
Total unrealized losses	$1,859,488	71	$1,462,881	80	$3,322,369
Fair Value	$28,688,080		$27,653,726		$56,341,806

As of December 31, 2008, the average market value of the related fixed maturities was 82.5% of amortized cost  and the average market value was 94.4% of amortized cost as of December 31, 2007.  During 2008, an other-than-temporary decline in market value resulted in the recognition of an impairment loss on fixed maturity securities of $2,343,264. No other-than-temporary impairment loss was considered to exist for these fixed maturities as of December 31, 2008.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

3)	Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities, that were carried at estimated fair value based on quoted trading prices at December 31, 2008 and 2007.  The unrealized losses were primarily the result of decreases in market value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At December 31, 2008
Non-redeemable preferred stock	$-	-	$6,092	2	$6,092
Public utilities	-	-	-	-	-
Banks, trusts and insurance companies	51,105	2		1	51,105
Industrial, miscellaneous and all other	273,878	11	8,795	3	282,673
Total unrealized losses	$324,983	13	$14,887	6	$339,870
Fair Value	$675,284		$66,722		$742,006

At December 31, 2007
Non-redeemable preferred stock	$-	-	$3,632	2	$3,632
Public utilities	2,870	1	10,757	1	13,627
Banks, trusts and insurance companies	21,662	1	-	-	21,662
Industrial, miscellaneous and all other	80,333	6	407,264	5	487,597
Total unrealized losses	$104,865	8	$421,653	8	$526,518
Fair Value	$494,728		$85,453		$580,181

As of December 31, 2008, the average market value of the equity securities available for sale was 68.6% of the original investment and the average market value was 52.4% of the original investment as of December 31, 2007.   The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value.  However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During 2008, an impairment loss was recognized on certain equities due to an other-than-temporarily decline in market value in the amount of $408,640. No other-than-temporary impairment loss on equity securities was determined to exist as of December 31, 2008.

The fair values of fixed maturity securities are based on quoted market prices, when available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or in the case of private placements, are estimated by discounting expected future cash flows using a current market value applicable to the coupon rate, credit and maturity of the investments. The fair values for equity securities are based on quoted market prices.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

3)	Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Held to Maturity:
Due in 2009	$2,189,045	$2,057,122
Due in 2010 through 2013	20,523,109	20,431,842
Due in 2014 through 2018	38,776,765	36,014,691
Due after 2018	54,734,779	48,171,337
Mortgage-backed securities	7,586,553	6,074,830
Redeemable preferred stock	1,535,943	1,200,805
Total held to maturity	$125,346,194	$113,950,627

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Available for Sale:
Due in 2009	$6,171	$6,171
Due in 2010 through 2013	1,039,229	1,094,000
Due in 2014 through 2018	-	-
Due after 2018	98,203	136,391
Non-redeemable preferred stock	20,280	14,189
Common stock	4,022,002	4,603,486
Total available for sale	$5,185,885	$5,854,237

The Company’s realized gains and losses from investments and other assets are summarized as follows:

	2008	2007	2006
Fixed maturity securities held to maturity:
Gross realized gains	$90,243	$94,984	$1,282
Gross realized losses	(2,343,264)	(27,065)	(28,439)

Securities available for sale:
Gross realized gains	1,211,932	175,990	106,252
Gross realized losses	(560,853)	(860)	(12,996)

Other assets	(131,773)	764,525	825,205
Total	$(1,733,715)	$1,007,574	$891,304

Generally gains and losses from held to maturity securities are a result of early calls and related amortization of premiums or discounts. However, $2,343,264 of losses were recognized during the year ended December 31, 2008 from other-than-temporary declines in market value of held to maturity securities.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

3)	Investments (Continued)

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 3.75 % to 14.75%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At December 31, 2008, the Company has 33%, 23% and 22% of its mortgage loans from borrowers located in the states of Utah, Florida and California, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $4,780,467 and $1,435,131 at December 31, 2008 and 2007, respectively.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available for sale securities) at December 31, 2008, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	2008	2007	2006
Fixed maturity securities	$7,167,007	$6,045,141	$5,893,909
Equity securities	266,533	161,850	132,521
Mortgage loans on real estate	6,857,757	6,759,943	6,884,991
Real estate	1,563,134	1,273,652	1,159,572
Policy, student and other loans	699,592	707,068	713,798
Short-term investments, principally gains on sale of mortgage loans and other	14,265,269	18,898,925	10,409,719
Gross investment income	30,819,292	33,846,579	25,194,510
Investment expenses	(2,715,783)	(1,890,135)	(1,948,879)
Net investment income	$28,103,509	$31,956,444	$23,245,631

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of $953,284, $942,627 and $935,487 for 2008, 2007, and 2006, respectively.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $10,210,743 at December 31, 2008 and $10,550,394 at December 31, 2007.  The restricted securities are included in various assets under investments on the accompanying consolidated balance sheets.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

4)        Receivables

Receivables consist of the following:

	2008	2007
Trade contracts	$10,093,271	$8,870,303
Advances receivables from sales agents	2,438,371	2,463,799
Held in Escrow – Capital Reserve Life/Southern Security	629,402	2,100,000
Other	1,957,329	1,602,765
Total receivables	15,118,373	15,036,867
Allowance for doubtful accounts	(1,983,293)	(1,293,185)
Net receivables	$13,135,080	$13,743,682

5)        Value of Business Acquired

Information with regard to value of business acquired is as follows:

	December 31,
	2008	2007	2006
Balance at beginning of year	$11,686,080	$11,882,047	$12,663,221
Value of business acquired	590,950	755,787	210,926
Imputed interest at 7%	807,217	824,502	851,702
Amortization	(1,706,971)	(1,776,141)	(1,843,802)
Net amortization charged to income	(899,754)	(951,639)	(992,100)
Balance at end of year	$11,377,276	$11,686,080	$11,882,047

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $915,000, $886,000, $856,000, $821,000, and $738,000 for the years 2009 through 2013. Actual amortization may vary based on changes in assumptions or experience. As of December 31, 2008, value of business acquired is being amortized over a weighted average life of 9.7 years.

6)        Property and Equipment

The cost of property and equipment is summarized below:

	December 31,
	2008	2007
Land and buildings	$15,860,356	$17,232,624
Furniture and equipment	15,877,294	13,260,121
	31,737,650	30,492,745
Less accumulated depreciation	(17,688,418)	(15,664,046)
Total	$14,049,232	$14,828,699

Depreciation expense for the years ended December 31, 2008 and 2007 was $2,052,019 and $2,232,928, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

7)        Bank Loans Payable

Bank loans payable are summarized as follows:

	December 31,
	2008	2007
6% note payable in monthly installments of $5,693
including principal and interest, collateralized by real
property, with a book value of approximately $749,000,
due September 2010.	$496,994	$534,311

6.34% note payable in monthly installments of $13,556
including principal and interest, collateralized by real
property with a book value of approximately $596,000,
due November 2017.	1,226,975	1,322,676

Bank prime rate less .28% (2.97% at December 31, 2008)
collateralized by 15,000 shares of Security National Life Insurance
Company Stock, due June 2011.	2,003,527	3,129,896

Bank prime rate less .75% (2.50% at December 31, 2008)
revolving line of credit of $7,800,000, accrued interest
paid quarterly, extended to June 2011.	1,675,000	500,000

Bank prime rate less .5% ($2.75% at December 31, 2008) revolving line of credit of $2,000,000, accrued interest paid monthly, extended
to June 15, 2009. Letters of credit can be issued up to $450,000.	--	--

One year LIBOR rate (6.95% at December 31, 2007)
revolving line of credit of $40,000,000 collateralized
by commercial and residential loans, accrued interest
paid monthly, balance paid in 2008	--	6,500,000

Mark to market of interest rate swaps (discussed below) adjustment	167,528	26,941

Other collateralized bank loans payable	568,178	538,842
Total bank loans	6,138,202	12,552,666

Less current installments	2,018,662	8,842,885
Bank loans, excluding current installments	$4,119,540	$3,709,781

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

7)        Bank Loans Payable (Continued)

During 2001, the Company entered into a $2,000,000 note payable to a bank with interest due at a variable interest rate of the Libor rate plus 1.65%. During 2001, the Company also entered into an interest rate swap instrument that effectively fixed the interest rate on the note payable at 6.34% per annum. Management considers the interest rate swap instrument an effective cash flow hedge against the variable interest rate on the bank note since the interest rate swap mirrors the term of the note payable and expires on the maturity date of the bank loan it hedges. The interest rate swap is a derivative financial instrument carried at its fair value.

In the event the swap is terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining life of the bank loan it hedged.  In the event of early extinguishment the hedged bank loan, any realized or unrealized gain or loss from the hedging swap would be recognized in income coincident with the extinguishment.

At December 31, 2008, the fair value of the interest rate swap was an unrealized loss of $167,483 and was computed based on the underlying variable Libor rate plus 1.65% or 4.03% per annum. The unrealized loss resulted in a derivative liability of $167,483 and has been reflected in accumulated other comprehensive income. The change in accumulated other comprehensive income from the interest rate swap in 2008 was $123,115. The fair value of the interest rate swap was derived from a proprietary model of the bank from whom the interest rate swap was purchased and to whom the note is payable.

In addition, the Company had an interest rate swap that resulted in an unrealized gain of $17,417 through December 31, 2007.  In early 2008, the Company settled the interest rate swap for $17,417.  The carrying value of the related note payable was adjusted by the balance of the unrealized gain on the date of the settlement and has adjusted the interest expense that will be recognized over the remaining term of the note.

See Note 8 for summary of maturities in subsequent years.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

8)        Notes and Contracts Payable

Notes and contracts payable are summarized as follows:

	December 31,
	2008	2007
Unsecured note payable due to former stockholders
of Deseret Memorial, Inc. resulting from the
acquisition of such entity. Amount represents
the present value, discounted at 8%, of monthly
annuity payments of $5,900, due September 2011.	$156,581	$222,538

9% note payable in monthly installments of
$10,000 including principal and
interest, collateralized by real property,
with a book value of approximately
$2,908,000, due July 2009.	57,636	82,006

5% note payable to a former owner of C & J Financial
due in monthly installments of $16,737
including principal and interest, due July 2009.	94,276	305,129

Other notes payable	193,285	209,137
Total notes and contracts payable	501,778	818,810
Less current installments	230,517	344,462

Notes and contracts, excluding current installments	$271,261	$474,348

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

8)        Notes and Contracts Payable (Continued)

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

2009	$2,249,179
2010	1,903,372
2011	1,432,695
2012	183,724
2013	166,368
Thereafter	704,642
Total	$6,639,980

Interest paid approximated interest expense in 2008, 2007 and 2006.

9)        Cemetery and Mortuary Endowment Care and Pre-need Merchandise Funds

The Company is required by state law to pay into perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. The related cemetery perpetual care trusts are defined as variable interest entities pursuant to FIN46(R); also, per FIN46(R), management has determined that the Company is the primary beneficiary of these trusts, as it absorbs both a majority of the losses and returns associated with the trusts. The Company has consolidated cemetery perpetual care trust investments with a corresponding amount recorded as Cemetery Perpetual Care Obligation in the accompanying consolidated balance sheets.

The components of the cemetery perpetual care obligation are as follows:

	December 31,
	2008	2007
Trust investments, at market value	$1,840,119	$1,604,600
Note receivables from Cottonwood Mortuary and Singing Hills Cemetery eliminated in consolidation	1,120,950	1,140,702
Total trust assets	2,961,069	2,745,302
Cemetery perpetual care obligation	(2,647,984)	(2,473,758)
Fair value of trust assets in excess of trust obligations	$313,085	$271,544

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

9)        Cemetery and Mortuary Endowment Care and Pre-need Merchandise Funds (Continued)

Assets in the restricted asset account are summarized as follows:

	December 31,
	2008	2007
Cash and cash equivalents	$911,060	$843,355
Mutual funds	245,285	301,223
Fixed maturity securities	8,775	8,775
Equity securities	75,918	77,638
Participating in Mortgage loans with Security National Life	2,836,038	4,480,063
Total	$4,077,076	$5,711,054

A surplus note receivable and interest in the amount of $2,004,767 from Security National Life was eliminated in consolidation.

10)      Income Taxes

The Company’s income tax liability at December 31 is summarized as follows:

	December 31,
	2008	2007
Current	$276,096	$380,171
Deferred	14,698,148	15,799,425
Total	$14,974,244	$16,179,596

Significant components of the Company’s deferred tax (assets) and liabilities at December 31 are approximately as follows:

	2008	2007
Assets
Future policy benefits	$(5,693,225)	$(4,417,044)
Unearned premium	(1,799,650)	(1,848,396)
Other	(744,042)	(1,684,564)
Less: Valuation allowance	5,781,043	5,113,793
Total deferred tax assets	(2,455,874)	(2,836,211)

Liabilities
Deferred policy acquisition costs	8,756,407	8,462,764
Value of business acquired	4,210,547	4,269,546
Installment sales	2,317,015	2,773,683
Trusts	1,674,321	1,579,181
Available for sale securities	(17,179)	--
Tax on unrealized appreciation	212,911	1,550,462
Total deferred tax liabilities	17,154,022	18,635,636
Net deferred tax liability	$14,698,148	$15,799,425

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

10)      Income Taxes (Continued)

The increase in the valuation allowance was $667,250 and $295,309 during 2008 and 2007, respectively.

The Company paid $505,962, $875,825 and $173,389 in income taxes for 2008, 2007 and 2006, respectively. The Company’s income tax expense (benefit) is summarized as follows for the year ended December 31:

	2008	2007	2006
Current	$214,888	$375,825	$617,203
Deferred	(59,230)	481,810	1,153,985
Total	$155,658	$857,635	$1,771,188

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

	2008	2007	2006
Computed expense at statutory rate	$248,374	$1,061,831	$2,344,517
Special deductions allowed
small life insurance companies	(20,918)	(330,804)	(624,438)
Dividends received deduction	--	--	(2,040)
Other, net	(71,798)	126,608	53,149
Tax expense	$155,658	$857,635	$1,771,188

A portion of the life insurance income earned prior to 1984 was not subject to current taxation but was accumulated for tax purposes, in a “policyholders’ surplus account.”  Under provisions of the Internal Revenue Code, the policyholders’ surplus account was frozen at its December 31, 1983 balance and will be taxed generally only when distributed. Congress passed changes to the tax code, which exempts distributions from tax if such distributions were made in the years 2005 through 2007. The Company took advantage of these changes and made distributions in 2006 of its policyholders surplus account totaling ($4,152,318). The Company does not have a net operating loss carry forward.

11)      Reinsurance, Commitments and Contingencies

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $25,000 to $75,000 during the years 2008 and 2007. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to approximately $1,150,687,000 (unaudited) at December 31, 2008 and approximately $1,190,843,000 (unaudited) at December 31, 2007.

As part of the acquisition of Southern Security Life, the Company had a co-insurance agreement with The Mega Life and Health Insurance Company (“MEGA”). On December 31, 1992 Southern Security Life ceded to MEGA 18% of all universal life policies in force at that date. MEGA is entitled to 18% of all future premiums, claims, policyholder loans and surrenders relating to the ceded policies. In addition, Southern Security Life received certain commission and expense reimbursement. Effective January 1, 2006, Southern Security Life entered into a Reinsurance Recapture Agreement with MEGA wherein the policies reinsured under the Reinsurance Agreement between the Company and MEGA dated December 31, 1992, as amended was recaptured. During February 2006 MEGA transferred assets and liabilities of approximately $6,582,000 to Southern Security. Consideration paid by Southern Security to MEGA was $200,000.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

11)      Reinsurance, Commitments and Contingencies (Continued)

On December 31, 2008, the Company entered into a Coinsurance Funds Withheld Reinsurance Agreement with Continental American Insurance Company (“Continental American”), a South Carolina domiciled insurance company effective November 30, 2008. The Company ceded to Continental American 100% of a block of deferred annuities in the amount of $4,828,487 as of December 31, 2008 and retained the assets and recorded a funds held under coinsurance liability for the same amount. Continental American has agreed to pay the Company an initial ceding commission of $60,000 and a quarterly management fee of $16,500 per quarter to administer the policies. The Company will also receive a 90% experience refund for any profits on the business. The Company has the right to recapture the business on January 1 subsequent to December 31, 2008 or any other date if mutually agreed and with 90 days written notice to Continental American.

The Company has commitments to fund residential construction loans.  As of December 31, 2008 the Company had commitments of $41,252,000 for these loans of which $35,758,000 had been funded.  These loans are for new construction.  The Company will advance funds once the work has been completed and an independent inspection is made.  The maximum loan commitment ranges between 50% to 80% of appraised value.  The Company receives fees from the borrowers and the interest rate is generally 1% to 2% over the bank prime rate (3.25% as of December 31, 2008).  Maturities range between six and twelve months.

The City of Phoenix (in Arizona) began condemnation proceedings during 2004 on the property where the Camelback Funeral Home was located for purposes of constructing a light rail facility. The city placed $1,200,000 in escrow to pay the Company for the property that was condemned. The carrying amount on the Company’s financial statements for the land and building of the Camelback Funeral Home at December 31, 2005 was $678,889. The Company had an independent appraisal and negotiated a higher sales price with the city. In July 2006, the Company settled with the City of Phoenix for a sales price of $1,440,000. As a result of the sale, the Company recognized a gain of $760,231 during the third quarter of 2006. The first payment of $1,200,000 was made by the City of Phoenix in August 2006, with the remaining amount of $240,000 paid in 2007, together with interest of  $172,000.

In June 2007, the Company completed the sale of the Colonial Funeral Home property to the Utopia Station Development Corp. for $730,242, net of selling costs of $44,758.  The Colonial Funeral Home ceased operations in July 2006 and has been inactive since that date.  The carrying amount on the Company's financial statements on June 20, 2007 was $148,777.  As a result of the sale, including payment of selling expenses, the Company recognized a gain of $581,465.  The Company received an initial payment of $15,242, with the remaining amount due of $715,000 to be paid in a lump sum within a year from the date of sale.  The gain was included as a part of realized gains on investments and other assets in the Company's condensed consolidated statement of earnings for the year ended December 31, 2007. In September of 2008, the Company foreclosed on the Utopia Development Corp. In October 2008, the Colonial Property was sold to RTTTA, LLC for $650,000 less selling costs of $26,079. The reduction of the 2007 gain by $91,079 was recorded as a loss in 2008.

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to five years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2008, are approximately as follows:

Years Ending
December 31:
2009	$1,177,000
2010	695,000
2011	411,000
2012	143,000
2013	26,000
Total	$2,452,000

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

11)      Reinsurance, Commitments and Contingencies (Continued)

Total rent expense related to non-cancelable operating leases for the years ended December 31, 2008, 2007, and 2006 was approximately $2,074,000, $1,957,000 and $1,222,000, respectively.

SecurityNational Mortgage has loan purchase agreements with unaffiliated warehouse banks.  The total amount available under these loan purchase agreements at December 31, 2008 was $450,000,000.  As of December 31, 2008, mortgage loans totaling approximately $222,781,000 have been sold and were outstanding.  The terms of the loan purchase agreements are typically for one year, with interest rates ranging from 1.5% to 2.25% over the 30 days LIBOR rate (from 1.99% to 2.74%  as of December 31, 2008).  SecurityNational Mortgage renewed one of its loan purchase agreements that expired on September 30, 2008 for another one year term.  The other loan purchase agreement is a non-committed purchase agreement with no expiration date; however, the Company received notice from the warehouse bank that the agreement would be terminated in February 2009. The Company is actively pursuing purchase agreements with other warehouse banks.

In 1998, SecurityNational Mortgage entered into a Loan Purchase Agreement with Lehman Brothers Bank and its wholly owned subsidiary, Aurora Loan Services, LLC. Under the terms of the Loan Purchase Agreement, Lehman Brothers, through its subsidiary, Aurora Loan Services, agreed to purchase mortgage loans from time to time from SecurityNational Mortgage. During 2007, Aurora Loan Services purchased a total of 1,490 mortgage loans in the aggregate amount of $352,774,000 from SecurityNational Mortgage. On January 17, 2008, Aurora Loan Services announced it was suspending all wholesale and correspondent mortgage originations. As a result of this policy change, Aurora Loan Services discontinued purchasing mortgage loans from all mortgage brokers and lenders, including SecurityNational Mortgage.

During 2007, Aurora Loan Services maintained that as part of its quality control efforts it reviewed mortgage loans purchased from SecurityNational Mortgage and determined that certain of the loans contained alleged misrepresentations and early payment defaults. Aurora Loan Services further maintained that these alleged breaches in the purchased mortgage loans provide it with the right to require SecurityNational Mortgage to immediately repurchase the mortgage loans containing the alleged breaches in accordance with the terms of the Loan Purchase Agreement.  In order for Lehman Brothers and Aurora Loan Services to refrain from demanding immediate repurchase of the mortgage loans by SecurityNational Mortgage, SecurityNational Mortgage was willing to enter into an agreement to indemnify Lehman Brothers and Aurora Loan Services for any losses incurred in connection with the mortgage loans with alleged breaches that were purchased from SecurityNational Mortgage.

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Brothers and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agrees to indemnify Lehman Brothers and Aurora Loan Services for 75% of all losses that Lehman Brothers and Aurora Loan Services may have as a result of any current or future defaults by mortgagors on 54 mortgage loans that were purchased from SecurityNational Mortgage and listed as an attachment to the Indemnification Agreement. SecurityNational Mortgage is released from any obligation to pay the remaining 25% of such losses. The Indemnification Agreement also requires SecurityNational Mortgage to indemnify Lehman Brothers and Aurora Loan Services for 100% of losses incurred on mortgage loans with alleged breaches that are not listed on the attachment to the agreement.

Concurrently with the execution of the Indemnification Agreement, SecurityNational Mortgage paid $395,000 to Aurora Loan Services as a deposit into a reserve account to secure the obligations of SecurityNational Mortgage under the Indemnification Agreement. This deposit is in addition to a $250,000 deposit that SecurityNational Mortgage made to Aurora Loan Services on December 10, 2007, for a total of $645,000. Losses from mortgage loans with alleged breaches are payable by SecurityNational Mortgage from the reserve account. However, Lehman Brothers and Aurora Loan Services are not to apply any funds from the reserve account to a particular mortgage loan until an actual loss has occurred.

The Indemnification Agreement further provides that SecurityNational Mortgage will be entitled to have held back 25 basis points on any mortgage loans that Aurora Loan Services purchases from SecurityNational Mortgage and to add the amount of the basis point holdbacks to the reserve account. SecurityNational Mortgage agreed to deliver to Aurora Loan Services at least $300,000,000 in mortgage loans on an annual basis or at least $600,000,000 in 24 months. These provisions may not be effective, however, because Aurora Loan Services has discontinued purchasing mortgage loans from SecurityNational Mortgage. SecurityNational Mortgage also agrees to pay to Aurora Loan Services the difference between the reserve account balance and $645,000, but in no event will SecurityNational Mortgage be required to pay any amount into the reserve account that would result in a total contribution, including both the basis point holdbacks and cash payments, in excess of $125,000 for any calendar month.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

11)      Reinsurance, Commitments and Contingencies (Continued)

During 2007 and 2008, SecurityNational Mortgage made $1,730,000 in total payments to Aurora Loan Services. Payments by SecurityNational Mortgage for December 2008 and January, February and March of 2009 totaling $500,000 have not been made. When SecurityNational Mortgage entered into the Indemnification Agreement, it anticipated using basis point holdbacks from loan production credits toward satisfying the $125,000 monthly obligations. Because Aurora Loan Services discontinued purchasing mortgage loans from SecurityNational Mortgage shortly after the Indemnification Agreement was executed, SecurityNational Mortgage has not had the benefit of using the basis point holdbacks toward payment of the $125,000 monthly obligations. During 2008, funds were paid out of the reserve account to indemnify $1,700,000 in losses from 22 mortgage loans that were among the 54 mortgage loans with alleged breaches which were listed on the attachment to the Indemnification Agreement. The estimated potential losses from the remaining 32 mortgage loans listed on the attachment, which would require indemnification by SecurityNational Mortgage for such losses, is $3,357,000.  Furthermore, Aurora Loan Services has made a request to be indemnified for losses related to ten mortgage loans not listed on the attachment to the Indemnification Agreement.  Aurora Loan Services claims the total amount of such potential losses is $2,746,000.  During 2008, the Company recognized losses related to this matter of $1,636,082; however, management cannot fully determine the total losses if any nor right the Company may have pursuant to Lehman Brothers and Auroa Loan Services refusal to purchase subsequent loans under the Indemnification Agreement.

At December 31, 2008, the Company was contingently liable under a standby letter of credit aggregating $344,853, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's self-insurance casualty program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero.

The Company is self insured for certain casualty insurance and liability programs. Self-Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverages. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party administrators and actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At December 31, 2008, $914,365 of reserves was established related to such insurance programs versus $403,181 at December 31, 2007.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

11)      Reinsurance, Commitments and Contingencies (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

11)      Reinsurance, Commitments and Contingencies (Continued)

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

The Company’s contributions are allocated to eligible employees based on the ratio of each eligible employee’s compensation to total compensation for all eligible employees during each year. ESOP contribution expense totaled $-0-, $176,061 and $138,286 for 2008, 2007 and 2006, respectively. At December 31, 2008 the ESOP held 579,084 shares of Class A and 1,797,839 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has a 401(k) savings plan covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of  the  Internal Revenue  Code. The plan allows participants to make pretax contributions up to a maximum of $15,500, $15,500 and $15,000 for the years 2008, 2007 and 2006, respectively or the statutory limits.

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company matched 100% of up to 3% of an employee’s total annual compensation and matched 50% of 4% to 5% of  an employee’s annual compensation. The match was in Company Stock.  The Company contribution for 2008 was $365,925 under the “Safe Harbor” plan.

For the years prior to 2008 the Company matched up to 50% of each employee’s investment in Company stock, up to 1/2 of 1% of the employee’s total annual compensation. The Company’s match was in Company stock and the amount of the match was at the discretion of the Company’s Board of Directors. The Company’s matching 401(k) contributions for 2007 and 2006 were $10,001 and $8,656, respectively. Also, the Company contributed, at the discretion of the Company’s Board of Directors, an Employer Profit Sharing Contribution to the 401(k) savings plan. The Employer Profit Sharing Contribution was divided among three different classes of participants in the plan based upon the participant’s title in the Company. The Company contributions for 2007 and 2006 were $198,022 and $162,584 respectively. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

12)      Retirement Plans (Continued)

In 2001, the Company’s Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company’s contributions for 2008, 2007 and 2006 were $-0-, $133,037 and $125,558, respectively.

The Company has deferred compensation agreements with its Chief Executive Officer and its past Senior Vice President. The deferred compensation is payable on the retirement or death of these individuals either in annual installments over 10 years or in a lump sum settlement, if approved by the Board of Directors. The amount payable is $75,184  per year with cost of living adjustments each anniversary. The compensation agreements also provide that any remaining balance will be payable to their heirs in the event of their death. In addition, the agreements provide that the Company will pay the Group Health coverages for these individuals and/or their spouses. In 2008, the Company increased its liability for these future obligations by $6,000 and in 2007 decreased its liability by $9,000, respectively. The current balance as of December 31, 2008 is $727,000.

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

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $116,400 and $101,200  in fiscal 2008 and 2007, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $703,900 and $587,500 as of December 31, 2008 and 2007, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

12)      Retirement Plans (Continued)

In the event of a sale or merger of the Company and Mr. Beckstead is not retained in his current position, the Company would be obligated to continue Mr. Beckstead’s current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62½) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed in 2008 and 2007 approximately $46,400 and $43,900, respectively, to cover the present value of the retirement benefit of the agreement. The liability accrued is $363,300 and $316,900, as of December 31, 2008 and 2007, respectively.

13)	Capital Stock

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

Stockholders of both classes of common stock have received 5% stock dividends in the years 1990 through 2008, as authorized by the Company’s Board of Directors.

The Company has Class B Common Stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B Common Stock.

The following table summarizes the activity in shares of capital stock for the three-year period ended December 31, 2008:

	Class A	Class C
Balance at December 31, 2005	7,098,363	6,781,060

New shares issued for compensation	500	--
Exercise of stock options	74,520	--
Stock dividends	359,606	338,940
Conversion of Class C to Class A	241	(2,409)
Balance at December 31, 2006	7,533,230	7,117,591

Exercise of stock options	(38,487)	1,157,626
Stock dividends	375,413	406,217
Conversion of Class C to Class A	15,073	(150,735)

Balance at December 31, 2007	7,885,229	8,530,699

Exercise of stock options	--	--
Stock dividends	394,677	423,635
Conversion of Class C to Class A	4,203	(42,019)

Balance at December 31, 2008	8,284,109	8,912,315

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

13)	Capital Stock (Continued)

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with SFAS 128, the basic and diluted earnings per share amounts were calculated as follows:

	2008	2007	2006
Numerator:
Net income	$574,853	$2,265,396	$5,124,450

Denominator:
Denominator for basic earnings per share-weighted-average shares	8,160,422	8,010,635	7,808,470

Effect of dilutive securities:
Employee stock options	--	189,356	165,081
Stock appreciation rights	--	--	1,435
Dilutive potential common shares	8,160,422	189,356	166,516

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	8,160,422	8,199,991	7,974,986

Basic earnings per share	$0.07	$0.28	$0.66
Diluted earnings per share	$0.07	$0.28	$0.64

14)	Stock Compensation Plans

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation cost of $375,046 has been recognized for these plans under SFAS 123R for 2008 and $20,120 has been recognized for 2007 and 2006. Deferred tax has been recognized for these plans for $127,516 for 2008 and $6,841 for 2007 and 2006.

The weighted-average fair value of each option granted in 2008 under the 2003 Plan and the 2006 Plan, is estimated at $2.15 for the March 31, 2008 options and $1.10 for the December 5, 2008 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 63%, risk-free interest rate of 3.4%, and an expected life of five to ten years.

The weighted-average fair value of each option granted in 2007 under the 2003 Plan and the 2006 Plan, is estimated at $2.35 as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 47%, risk-free interest rate of 3.4%, and an expected life of ten years.

The weighted-average fair value of options granted in 2006 under the 2000 Plan and the 2003 Plan is estimated at $3.11 as of the grant date using the Black Scholes option-pricing model with the following assumptions:  dividend yield of 5%, volatility of 42%, risk-free interest rate of 3.4%, and an expected life of five to ten years.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

14)      Stock Compensation Plans (Continued)

The Company generally estimates the expected life of the options based upon the contractual term of the options.  Future volatility is estimated based upon the historical volatility of the Company’s Class A common stock over a period equal to the estimated life of the options.  Common stock issued upon exercise of stock options are generally new share issuances rather than from treasury shares.  Future compensation relating to non-vested stock options at December 31, 2008 is not material.

Description and activity for each Plan is summarized as follows:

The Company had a 1987 Incentive Stock Option Plan that was terminated in 1997 and the last options were canceled during 2006 as follows:

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
Years Ended December 31, 2008, 2007, and 2006

14)      Stock Compensation Plans (Continued)

On October 14, 1999, the Company amended the 1993 Plan to increase the number of shares of Class A Common Stock reserved for issuance under the plan from 600,000 Class A shares to 1,046,126 Class A shares. The Plan had a term of ten years and was terminated in 2003 and options granted thereunder are non-transferable.

Activity of the 1993 Plan is summarized as follows:
	Number of Class A Shares	Option Price
Outstanding at December 31, 2005	349,955	$1.88 - $5.10
Adjustment for the effect of stock dividends	13,345
Exercised	(53,604)
Cancelled	(29,453)

Outstanding at December 31, 2006	280,243	$1.79 - $4.86
Adjustment for the effect of stock dividends	13,891
Exercised --	--
Cancelled	(2,431)

Outstanding at December 31, 2007	291,703	$1.71 - $4.62
Adjustment for the effect of stock dividends	13,466
Exercised	--
Cancelled	(22,402)

Outstanding at December 31, 2008	282,767	$1.62 - $4.40

Exercisable at end of year	282,767	$1.62 - $4.40

Available options for future grant 1993 Stock Incentive Plan	--

Weighted average contractual term of options outstanding at December 31, 2008	2.4 years

Aggregated intrinsic value of options outstanding at December 31, 2008	$--

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
Years Ended December 31, 2008, 2007, and 2006

14)      Stock Compensation Plans (Continued)

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

Activity of the 2000 Plan is summarized as follows:

	Number of
	Class A Shares	Option Price
Outstanding at December 31, 2005	20,716	$2.00 - $5.19
Adjustment for the effect of stock dividends	845
Granted	--
Exercised	(3,828)

Outstanding at December 31, 2006	17,733	$1.90 - $4.94
Adjustment for the effect of stock dividends	695
Granted	--
Exercised	(3,828)

Outstanding at December 31, 2007	14,600	$2.70 - $4.71
Adjustment for the effect of stock dividends	474
Granted	--
Cancelled	(5,104)
Outstanding at December 31, 2008	9,970	$2.58 - $3.02

Exercisable at end of year	9,970	$2.58 - $3.02

Available options for future grant 2000 Director Plan	-0-

Weighted average contractual term of options outstanding at December 31, 2008	1.3 years

Aggregated intrinsic value of options outstanding at December 31, 2008	-0-

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
Years Ended December 31, 2008, 2007, and 2006

14)      Stock Compensation Plans (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

14)      Stock Compensation Plans (Continued)

Activity of the 2003 Plan is summarized as follows:

	Number of	Number of	Option
	Class A Shares	Class C Shares(1)	Price(1)

Outstanding at December 31, 2005	533,479	1,102,500	$2.93 - $3.68
Adjustment for the effect of stock dividends	22,823	55,125
Granted	--	--
Exercised	(63,881)	--
Cancelled	(13,125)	--

Outstanding at December 31, 2006	479,296	1,157,625	$2.79 - $3.50
Adjustment for the effect of stock dividends	21,674	--
Granted	--	--
Exercised	(44,650)	(1,157,625)
Cancelled	(1,158)	--

Outstanding at December 31, 2007	455,162	--	$2.66 - $3.33
Adjustment for the effect of stock dividends	40,006	75,000
Granted	389,923	1,110,770
Exercised	--	--
Cancelled	(6,032)	--

Outstanding at December 31, 2008	879,059	1,185,770	$1.43 - $4.03

Exercisable at end of year	590,499	393,750	$2.53 - $4.03

Available options for future grant 2003 Stock Incentive Plan	119,020	5

Weighted average contractual term of options outstanding at December 31, 2008	4.8 years

Aggregated intrinsic value of options outstanding at December 31, 2008	-0-
 (1)         Class “C” shares are converted to Class “A” shares on a 10 to 1 ratio. The Option Price is based on Class A Common shares.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

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

Activity of the 2006 Plan is summarized as follows:

	Number of
	Class A Shares	Option Price
Outstanding at December 31, 2005	--	--
Granted	4,000
Adjustment for the effect of stock dividends	200

Outstanding at December 31, 2006	4,200	$5.06
Granted	4,000
Adjustment for the effect of stock dividends	410

Outstanding at December 31, 2007	8,610	$3.57 - $4.82
Granted	34,000
Adjustment for the effect of stock dividends	2,131

Outstanding at December 31, 2008	44,741	$1.34 - $4.59

Exercisable at end of year	16,919	$3.40 - $4.59

Available options for future grant 2006 Stock Incentive Plan	71,022

Weighted average contractual term of options outstanding at December 31, 2008	9.2 years

Aggregated intrinsic value of options outstanding at December 31, 2008	--

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

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

15)      Statutory Surplus from Statutory Reserves

Generally, the net assets of the life insurance subsidiaries available for transfer to the Company are limited to the amounts that the life insurance subsidiaries net assets, as determined in accordance with statutory accounting practices, which were $21,358,558 at December 31, 2008, exceed minimum statutory capital requirements; however, payments of such amounts as dividends are subject to approval by regulatory authorities.

The Utah, Louisiana, Arkansas and Missouri Insurance Departments impose minimum risk-based capital requirements that were developed by the National Association of Insurance Commissioners, (“NAIC”) on insurance enterprises. The formulas for determining the risk-based capital (“RBC”) specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries have a combined weighted Ratio that is greater than 250% of the first level of regulatory action.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

16)      Business Segment Information

Description of Products and Services by Segment

The Company has three reportable business segments: life insurance, cemetery and mortuary, and mortgage. The Company’s life insurance segment consists of life insurance premiums and operating expenses from the sale of insurance products sold by the Company’s independent agency force and net investment income derived from investing policyholder and segment surplus funds. The Company’s cemetery and mortuary segment consists of revenues and operating expenses from the sale of at-need cemetery and mortuary merchandise and services at its mortuaries and cemeteries, pre-need sales of cemetery spaces after collection of 10% or more of the purchase price and the net investment income from investing segment surplus funds. The Company’s mortgage loan segment consists of loan originations fee income and expenses from the originations of residential and commercial mortgage loans and interest earned and interest expenses from warehousing pre-sold loans before the funds are received from financial institutional investors.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

16)      Business Segment Information (Continued)

Factors Management Used to Identify the Enterprise’s Reportable Segments

The Company’s reportable segments are business units that offer different products and are managed separately due to the different products and the need to report to the various regulatory jurisdictions.

	2008
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$35,981,297	$12,725,930	$143,411,459	$--	$192,118,686
Net investment income	15,931,523	953,284	11,218,702	--	28,103,509
Realized gains on investments and other assets	(1,642,636)	(91,079)	--	--	(1,733,715)
Other revenues	386,354	177,997	451,019		1,015,370
Intersegment revenues:
Net investment income	4,818,907	120,771	358,455	(5,298,133)	--
Total revenues	55,475,445	13,886,903	155,439,635	(5,298,133)	219,503,850
Expenses:
Death and other policy benefits	19,195,170	--	--	--	19,195,170
Increase in future policy benefits	13,709,135	--	--	--	13,709,135
Amortization of deferred policy and preneed acquisition costs and value of business acquired	5,586,848	423,425	--	--	6,010,273
Depreciation	663,600	863,163	534,539	--	2,061,302
General, administrative and other costs:
Intersegment	24,000	65,064	257,409	(346,473)	--
Other	17,766,109	12,231,653	140,351,243	--	170,349,005
Interest expense:
Intersegment	279,489	171,057	4,501,114	(4,951,660)	--
Other	191,927	256,728	6,999,799	--	7,448,454
Total benefits and expenses	57,416,278	14,011,090	152,644,104	(5,298,133)	218,773,339
Earnings (losses) before income taxes	$(1,940,833)	$(124,187)	$2,795,531	$--	$730,511

Identifiable assets	$421,550,749	$64,737,730	$26,145,713	$(70,629,667)	$441,804,525

Expenditures for long-lived assets	$308,226	$372,511	$643,112	$--	$1,323,849

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

16)	Business Segment Information (Continued)

	2007
	Life	Cemetery/		Reconciling
Revenues:	Insurance	Mortuary	Mortgage	Items	Consolidated
From external sources:
Revenue from customers	$32,262,837	$13,188,655	$130,472,166	$--	$175,923,658
Net investment income	14,575,311	942,637	16,438,496	--	31,956,444
Realized gains on investments and other assets	193,109	814,465	--	--	1,007,574
Other revenues	157,670	349,789	352,947	--	860,406
Intersegment revenues:
Net investment income	6,866,489	116,004	472,785	(7,455,278)	--
Total revenues	54,055,416	15,411,550	147,736,394	(7,455,278)	209,748,082
Expenses:
Death and other policy benefits	18,353,228	--	--	--	18,353,228
Increase in future policy benefits	11,389,019	--	--	--	11,389,019
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	5,195,549	375,250	--	--	5,570,799
Depreciation	715,478	829,196	537,976	--	2,082,650
General, administration and other costs:
Intersegment	24,000	62,869	287,864	(374,733)	--
Other	14,136,583	12,581,767	129,240,135	--	155,958,485
Interest expense:
Intersegment	498,272	172,683	6,409,590	(7,080,545)	--
Other	253,720	280,506	12,736,644	--	13,270,870
Total benefits and expenses	50,565,849	14,302,271	149,212,209	(7,455,278)	206,625,051
Earnings (losses) before income taxes	$3,489,567	$1,109,279	$(1,475,815)	$--	$3,123,031

Identifiable assets	$397,295,306	$61,102,244	$24,181,819	$(64,416,724)	$418,162,645

Expenditures for long-lived assets	$850,270	$1,248,701	$910,308	$--	$3,009,279

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

16)	Business Segment Information (Continued)

	2006
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$30,776,491	$12,122,728	$85,112,831	$--	$128,012,050
Net investment income	13,774,225	935,487	8,535,919	--	23,245,631
Realized gains on investments and other assets	131,073	760,231	--	--	891,304
Other revenues	34,921	108,987	237,640	--	381,548
Intersegment revenues:
Net investment income	4,907,414	116,004	452,070	(5,475,488)	--
Total revenues	49,624,124	14,043,437	94,338,460	(5,475,488)	152,530,533
Expenses:
Death and other policy benefits	16,853,568	--	--	--	16,853,568
Increase in future policy benefits	10,465,268	--	--	--	10,465,268
Amortization of deferred policy and preneed acquisition costs and value of business acquired	3,796,062	328,685		--	4,124,747
Depreciation	487,545	754,473	540,915	--	1,782,933
General, administrative and other costs:
Intersegment	24,000	60,672	294,828	(379,500)	--
Other	12,603,489	11,052,105	82,611,487	--	106,267,081
Interest expense:
Intersegment	546,075	177,359	4,372,554	(5,095,988)	--
Other	376,289	307,728	5,457,281	--	6,141,298
Total benefits and expenses	45,152,296	12,681,022	93,277,065	(5,475,488)	145,634,895
Earnings before income taxes	$4,471,828	$1,362,415	$1,061,395	$--	$6,895,638

Identifiable assets	$353,431,518	$54,787,639	$22,158,123	$(52,982,097)	$377,395,183

Expenditures for long-lived assets	$454,817	$670,988	$637,903	$--	$1,763,708

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

18)	Disclosure about Fair Value of Financial Instruments (Continued)

At December 31, 2007, the carrying amounts and fair values of the financial assets and liabilities were as follows:
	December 31, 2007
	Carrying	Fair
	Amount	Value
Financial assets:
Investment in fixed maturity securities	$116,896,016	$114,476,524
Investment in securities available for sale	8,742,212	8,741,212
Investment in mortgage loans and construction loans	92,884,055	92,884,055
Investment in policy, student and other loans	16,860,874	16,860,874
Short-term investments	5,337,367	5,337,367
Cash and cash equivalents	5,203,060	5,203,060
Mortgage loans sold to investors	66,700,694	66,700,694
Receivables	15,036,867	15,036,867
Restricted assets of cemeteries and mortuaries	5,711,054	5,711,054
Cemetery perpetual care trust investments	1,604,600	1,604,600
Financial liabilities:
Investment-type insurance contracts	(106,939,120)	(106,939,120)
Bank loans payable, excluding interest rate swaps	(12,525,715)	(12,525,715)
Notes and contracts payable	(818,810)	(818,810)
Accounts payable	(1,833,188)	(1,833,188)
Other liabilities and accrued expenses	(14,812,845)	(14,812,845)
Derivatives:
Interest rate lock commitments	627,116	627,116
Forward contracts on mortgage-backed securities	- 0 -	- 0 -
Bank loan interest rate swaps	(26,951)	(26,951)

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

Financial assets and financial liabilities recorded on the consolidated balance sheet at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

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
b)	Quoted prices for identical or similar assets or liabilities in non-active markets; or
c)	Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

18)	Disclosure about Fair Value of Financial Instruments (Continued)

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities by their classification in the consolidated balance sheet at December 31, 2008.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Investment in securities available for sale	$5,854,237	$5,854,237	$-	$-
Short-term investments	5,282,986	5,282,986	-	-
Restricted assets of cemeteries and mortuaries	1,241,038	1,241,038	-
Cemetery perpetual care trust investments	1,840,119	1,840,119	-	-
Total assets accounted for at fair value on a recurring basis	$14,218,380	$14,218,380	$-	$-

Liabilities accounted for at fair value on a recurring basis
Investment-type insurance contracts	$(112,351,916)	$-	$-	$(112,351,916)
Dervatives: assets (liabilities)		-	-	-
Interest rate lock commitments	362,231	-	-	362,231
Bank loan interest rate swaps	(113,049)	-	-	(113,049)
Total liabilities accounted for at fair value on a recurring basis	$(112,102,734)	$-	$-	$(112,102,734)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

18)	Disclosure about Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2007	$(106,939,120)	$627,116	$(26,951)

Total Losses:

Included in earnings	(5,412,796)	-	-

Included in other comprehensive income	-	(264,885)	(86,098)

Purchases, issuances, and settlements	-	-	-

Transfers	-	-	-

Balance - December 31, 2008	$(112,351,916)	$362,231	$(113,049)

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

18)	Disclosure about Fair Value of Financial Instruments (Continued)

The items shown under level three are valued as follows:

Investment type insurance contracts. Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for interest-sensitive insurance products ranged from 4% to 6.5%.

Interest Rate Lock Commitments.  During 2005, the Company’s mortgage banking activities implemented new practices relating to mortgage loan commitments, including interest rate lock commitments and forward commitments to sell loans to third-party investors. The Company also implemented a hedging strategy for these transactions.  A mortgage loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after inception of the mortgage loan commitment.  Mortgage loan commitments are derivatives under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities and are recognized at fair value on the consolidated balance sheet with changes in their fair values recorded as part of other comprehensive income from mortgage banking operations.

Bank loan interest rate swaps.  Management considers the interest rate swap instrument an effective cash flow hedge against the variable interest rate on bank borrowings since the interest rate swap mirrors the term of the note payable and expires on the maturity date of the bank loan it hedges. The interest rate swap is a derivative financial instrument carried at its fair value.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

19)      Accumulated Other Comprehensive Income and Other Items

The following summarizes accumulated other comprehensive income:

	December 31,
	2008	2007	2006

Unrealized gains (losses) on available for-sale securities	$(4,125,253)	$245,447	$1,070,471
Reclassification adjustment for net realized gains in net income	759,870	175,130	93,255
Net unrealized gains (losses) before taxes	(3,365,383)	420,577	1,163,726
Tax (expense) benefit	490,790	(57,046)	(186,935)
Net	(2,874,593)	363,531	976,791
Potential unrealized gains (losses) for derivative bank loans (interest rate swaps) before taxes	(140,577)	(160,021)	(29,549)
Tax (expense) benefit	47,804	54,407	10,047
Net	(92,773)	(105,614)	(19,502)
Potential unrealized gains (losses) for derivative mortgage loans before taxes	(264,885)	(582,425)	951,847
Tax (expense) benefit	90,061	198,024	(323,628)
Net	(174,824)	(384,401)	628,219
Other items:
Company stock held in escrow transferred to treasury stock	1,982,620	--	--
Other	(20,120)	20,120	--
	1,962,500	20,120	--
Other comprehensive income	$(1,179,690)	$(106,364)	$1,585,508

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

19)      Accumulated Other Comprehensive Income and Other Items (Continued)

The following is the accumulated balances of other comprehensive income and other items as of December 31, 2008:

	Ending		Ending
	Balance		Balance
	December 31,	Change	December 31,
	2007	for the period	2008

Unrealized net gains on available for-sale securities and trust investments	$3,163,176	$(2,874,593)	$288,583
Unrealized gains on derivative mortgage loans	413,896	(174,824)	239,072
Unrealized gains ( losses) on derivative bank loan interest rate swaps	(17,781)	(92,773)	(110,554)
Other comprehensive income	3,559,291	(3,142,190)	417,101

Other items:
Acquisitions of company stock held in escrow	(1,982,620)	1,982,620	--
Other	20,120	(20,120)	--
Total other comprehensive income and other items	$1,596,791	$(1,179,690)	$417,101

The following is the accumulated balances of other comprehesive income and other items as of December 31, 2007:

	Beginning Balance December 31, 2006	Change for the period	Ending Balance December 31, 2007

Unrealized gains on available-for-sale securities	$2,799,645	$363,531	$3,163,176
Unrealized gains on derivative mortgage loans	798,297	(384,401)	413,896
Unrealized gains ( losses) on derivative bank loan interest rate swaps	87,833	(105,614)	(17,781)
Other comprehensive income	3,685,775	(126,484)	3,559,291

Other items:
Acquisitions of company stock held in escrow	(1,982,620)	20,120	(1,962,500)
Total other comprehensive income and other items	$1,703,155	$(106,364)	$1,596,791

During the year ended December 31, 2008, the Company reclassified $1,982,620 of cost on 557,949 shares of Class A common stock held in escrow by the Company’s law firm from accumulated other comprehensive income to treasury stock.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

20)	Derivative Loan Commitments (Continued)

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

The significant components of other comprehensive income relating to the derivative, before the effects of income tax during the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Loss on forward loan sale commitments	$(317,839)	$(2,056,673)
Gain on derivative loan commitments	52,954	1,474,248
Total	$(264,885)	$(582,425)

21)	Quarterly Financial Data (Unaudited)

	2008
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$53,221,500	$60,402,195	$53,083,935	$52,796,220
Benefits and expenses	51,276,565	57,314,947	53,812,100	56,369,727
Earnings before income taxes	1,944,935	3,087,248	(728,165)	(3,573,507)
Income tax expense	569,479	986,615	(39,877)	(1,671,879)
Net earnings	1,375,456	2,100,633	(768,042)	(2,133,194)
Net earnings per common share	$0.17	$0.26	$(0.09)	$(0.27)
Net earnings per common shareassuming dilution	$0.17	$0.26	$(0.09)	$(0.27)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

21)	Quarterly Financial Data (Unaudited) (Continued)

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$49,046,152	$54,315,888	$51,663,941	$54,722,101
Benefits and expenses	47,988,774	52,956,038	52,801,454	52,878,785
Earnings before income taxes	1,057,378	1,359,850	(1,137,513)	1,843,316
Income tax expense	312,837	328,822	(475,069)	691,045
Net earnings	744,541	1,031,028	(662,444)	1,152,271
Net earnings per common share	$0.09	$0.13	$(0.08)	$0.14
Net earnings per common share assuming dilution	$0.09	$0.13	$(0.08)	$0.14

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company,

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors of the Company, and

•
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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2008. Based on that assessment the Company believes that, at December 31, 2008, its internal control over financial reporting was effective.

(b)          Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers

The Company’s Board of Directors consists of seven persons, four of whom are not employees of the Company. There are no family relationships between or among any of the directors and executive officers, except that Scott M. Quist is the son, and Christie Q. Overbaugh is the daughter, of George R. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.

Name	Age	Position with the Company
George R. Quist	88	Chairman of the Board and Chief Executive Officer

Scott M. Quist	55	President, Chief Operating Officer and Director

Stephen M. Sill	63	Vice President, Treasurer and Chief Financial Officer

J. Lynn Beckstead, Jr.	55	Vice President Mortgage Operations and Director

Christie Q. Overbaugh	60	Senior Vice President of Internal Operations

Charles L. Crittenden	88	Director

Robert G. Hunter	49	Director

H. Craig Moody	57	Director

Norman G. Wilbur	70	Director

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

George R. Quist has been Chairman of the Board and Chief Executive Officer of the Company since 1979. Mr. Quist served as President of the Company from 1979 until 2002.  From 1960 to 1964, Mr. Quist was Executive Vice President and Treasurer of Pacific Guardian Life Insurance Company. From 1946 to 1960, he was an agent, District Manager and Associate General Agent for various insurance companies. Mr. Quist also served from 1981 to 1982 as the President of The National Association of Life Companies, a trade association of 642 life insurance companies, and from 1982 to 1983 as its Chairman of the Board.

Scott M. Quist has been President of the Company since 2002, its Chief Operating Officer since 2001, and a director since 1986. Mr. Quist served as First Vice President of the Company from 1986 to 2002. From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co. in Dallas, Texas. From 1986 to 1991, he was Treasurer and a director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies. Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance. He has also served as a regional director of Key Bank of Utah since November 1993. Mr. Quist is currently a director and a past president of the National Alliance of Life Companies, a trade association of over 200 life companies.

J. Lynn Beckstead Jr. has been Vice President of Mortgage Operations and a director of the Company since 2002. In addition, Mr. Beckstead is President of SecurityNational Mortgage Company, a wholly owned subsidiary of the Company, having served in this position since 1993. From 1990 to 1993, Mr. Beckstead was Vice President and a director of Republic Mortgage Corporation. From 1983 to 1990, Mr. Beckstead was Vice President and a director of Richards Woodbury Mortgage Corporation. From 1980 to 1983, he was a principal broker for Boardwalk Properties. From 1978 to 1980, Mr. Beckstead was a residential loan officer for Medallion Mortgage Company. From 1977 to 1978, he was a residential construction loan manager of Citizens Bank.

Charles L. Crittenden has been a director of the Company since 1979. Mr. Crittenden has been sole stockholder of Crittenden Paint & Glass Company since 1958. He is also an owner of Crittenden Enterprises, a real estate development company, and Chairman of the Board of Linco, Inc.

Robert G. Hunter, M.D. has been a director of the Company since 1998. Dr. Hunter is currently a practicing physician in private practice. Dr. Hunter created the statewide E.N.T. Organization (Rocky  Mountain E.N.T., Inc.) where he is currently a member of the Executive Committee. Dr. Hunter is Department Head of Otolaryngology, Head and Neck Surgery at Intermountain Medical Center and a past President of the medical staff of the Intermountain Medical Center. He is also a delegate to the Utah Medical Association and a delegate representing the State of Utah to the American Medical Association, and a member of several medical advisory boards.

H. Craig Moody has been a director of the Company since 1995. Mr. Moody is owner of Moody & Associates, a political consulting and real estate company. He is a former Speaker and House Majority Leader of the House of Representatives of the State of Utah.

Norman G. Wilbur has been a director of the Company since 1998. Mr. Wilbur worked for J.C. Penney’s regional offices in budget and analysis. His final position was Manager of Planning and Reporting for J.C. Penney’s stores. After 36 years with J.C. Penney’s, Mr. Wilbur opted for early retirement in 1997. Mr. Wilbur is a past board member of Habitat for Humanity in Plano, Texas.

Executive Officers

Stephen M. Sill has been Vice President, Treasurer and Chief Financial Officer of the Company since 2002.  From 1997 to March 2002, Mr. Sill was Vice President and Controller of the Company. From 1994 to 1997, Mr. Sill was Vice President and Controller of Security National Life Insurance Company. From 1989 to 1993, he was Controller of Flying J. Inc. From 1978 to 1989, Mr. Sill was Senior Vice  President and Controller of Surety Life Insurance Company. From 1975 to 1978, he was Vice President and Controller of Sambo’s Restaurant, Inc. From 1974 to 1975, Mr. Sill was Director of Reporting for Northwest Pipeline Corporation. From 1970 to 1974, he was an auditor with Arthur Andersen & Co. Mr. Sill is a past president and former director of the Insurance Accounting and Systems Association, a national association of over 1,300 insurance companies and associate members.

Christie Q. Overbaugh has been Senior Vice President of Internal Operations of the Company since June 2006, and a Vice President of the Company from 1998 to June 2006.  Ms. Overbaugh has also served as Vice President of Underwriting for Security National Life Insurance Company since 1998.  From 1986 to 1991, she was Chief Underwriter for Investors Equity Life Insurance Company of Hawaii and Security National Life Insurance Company. From 1990 to 1991, Ms. Overbaugh was President of the Utah Home Office Underwriters Association. Ms. Overbaugh is currently a member of the Utah Home Office Underwriters Association and an Associate Member of LOMA (Life Office Management Association).

On September 26, 2008, G. Robert Quist resigned as the Company’s First Vice President and Secretary to pursue other opportunities. On December 1, 2008, Mr. Quist returned to the Company as its Assistant Secretary.

The Board of Directors of the Company has a written procedure, which requires disclosure to the board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the Company’s interests.

No director, officer or 5% stockholder of the Company or its subsidiaries or any affiliate thereof has had any transactions with the Company or its subsidiaries during 2008 or 2007.

All directors of the Company hold office until the next Annual Meeting of Stockholders and until their successors have been elected and qualified.

Corporate Governance

Corporate Governance Guidelines. The Board of Directors has adopted the Security National Financial Corporation Corporate Governance Guidelines. These guidelines outline the functions of the board, director qualifications and responsibilities, and various processes and procedures designed to insure effective and responsive governance. The guidelines are reviewed from time to time in response to regulatory requirements and best practices and are revised  accordingly. The full text of the guidelines is published on the Company’s website at www.securitynational.com.  A copy of the Corporate Governance Guidelines may also be obtained at no charge by written request to the attention of Jeffrey R. Stephens, Secretary, Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.

Code of Business Conduct.  All of the Company’s officers, employees and directors are required to comply with the Company’s Code of Business Conduct and Ethics to help insure that the Company’s business is conducted in accordance with appropriate standards of ethical behavior. The Company’s Code of Business Conduct and Ethics covers all areas of professional conduct, including customer relationships, conflicts of interest, insider trading, financial disclosures, intellectual property and confidential information, as well as requiring adherence to all laws and regulations applicable to the Company’s business. Employees are required to report any violations or suspected violations of the Code. The Code includes an anti-retaliation statement. The full text of the Code of Business Conduct and Ethics is published on the Company’s website at www.securitynational.com.  A copy of the Code of Business Conduct and Ethics may also be obtained at no charge by written request to the attention of Jeffrey R. Stephens, Secretary, Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.

Item 11. Executive Officer Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by the named executive officers comprised of all individuals who served as the Company’s Chief Executive Officer or Chief Financial Officer at any time during 2008, and the Company’s three other most highly compensated executive officers who were serving as executive officers at the end of 2008 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

							Change in
							PensionValue
						Non-Equity	Non-qualified
						Incentive Plan	Deferred	All Other
Name and				Stock	Option	Compen-	Compensation	Compen-
Principal Position	Year	Salary($)	Bonus($)	Awards($)	Awards($)	sation($)	Earnings($)(3)	sation($)(2)	Total($)
George R. Quist(1)	2008	$236,013	$50,755	--	--	--	$--	$10,959	$297,727
Chairman of the	2007	219,513	--	--	--	--	24,200	10,760	254,473
Board and Chief	2006	203,013	40,000	--	--	--	21,967	10,683	275,663
Executive Officer

Scott M. Quist(1)	2008	$332,400	$91,350	--	--	--	$--	$32,791	$456,541
President and Chief	2007	303,900	$--	--	--	--	25,300	33,172	362,372
Operating Officer	2006	275,400	75,000	--	--	--	24,150	26,879	401,429

Stephen M. Sill	2008	$131,969	$11,113	--	--	--	$--	$17,074	$160,156
Vice President,	2007	125,292	6,000	--	--	--	14,179	15,878	161,349
Treasurer and Chief	2006	120,292	3,000	--	--	--	13,922	15,386	152,600
Financial Officer

J. Lynn Beckstead, Jr.	2008	$217,583	$119,741	--	--	--	$--	$21,528	$358,852
Vice President of	2007	207,500	46,888	--	--	--	21,166	21,140	296,694
Mortgage Operations	2006	246,292	6,000	--	--	--	21,945	15,295	289,532

G. Robert Quist(1)	2008	$102,457	$15,000	--	--	--	$--	$19,239	$136,696
First Vice President	2007	122,433	10,203	--	--	--	13,529	20,281	166,446
and Secretary	2006	126,221	10,000	--	--	--	12,209	18,218	166,648

Christie Q. Overbaugh(1)	2008	$111,655	$14,850	--	--	--	$--	$12,697	$139,202
	2007	103,392	7,000	--	--	--	10,758	8,292	129,442
1)	George R. Quist is the father of Scott M. Quist, G. Robert Quist, and Christie Q. Overbaugh.
2)	The amounts indicated under “All Other Annual Compensation” consist of the following amounts paid by the Company for the benefit of the named executive officers:
a)
payments made related to the operation of automobiles were for George R. Quist ($2,400 for each of the years 2008, 2007 and 2006); Scott M. Quist ($7,200 for each of the years 2008, 2007 and 2006); Stephen M. Sill ($5,700 for 2008, $4,275 for 2007 and $3,600 for 2006); G. Robert Quist ($5,700 for 2008 and 2007, and $4,525 for 2006); and Christie Q. Overbaugh ($4,800 for 2008 and $400 for 2007).  However, such payments do not include the furnishing of an automobile by the Company to George R. Quist, Scott M. Quist, J. Lynn Beckstead Jr., and G. Robert Quist, nor the payment of insurance and property taxes with respect to the automobiles operated by the named executive officers;

b)
group life insurance premiums paid by the Company to a group life insurance plan for  the years 2008, 2007 and 2006, such amounts were for George R. Quist ($154, $9 and $9 respectively); for Scott M. Quist, Stephen M. Sill, and J. Lynn Beckstead Jr. ($218, $250, and $241 each, respectively); G. Robert Quist ($184, $250, and $241 for 2008, 2007 and 2006, respectively); and Christie Overbaugh ($210 and $240 for 2008 and 2007, respectively);

c)
life insurance premiums paid by the Company for the benefit of their respective families; George R. Quist ($4,644 for each of the years 2008, 2007 and 2006); Scott M. Quist ($14,056 for 2008, $14,340 for 2007, and $8,584 for 2006);   Stephen M. Sill ($2,976 for 2008 and 2007 and $3,643 for the year 2006);  J. Lynn Beckstead Jr. ($4,200 for each of the years 2008, 2007 and 2006);  G. Robert Quist ($2,949 for 2008 and 2007 and $2,598 for the year 2006); and Christie Q. Overbaugh ($3,945 for 2008 and 2007).

d)
medical insurance premiums paid by the Company to a medical insurance plan; George R. Quist ($3,491 for 2008, $3,419 for 2007, and $3,342 for 2006); Scott M. Quist, J. Lynn Beckstead Jr., ($11,047 each for 2008, $11,094 each for 2007, and $10,566 each for 2006); G. Robert Quist ($10,136 for 2008, $11,094 for 2007 and $10,566 for 2006); Stephen M. Sill ($7,910 for 2008, $8,089 for 2007and $7,614 for 2006); and Christie Q. Overbaugh ($3,491 for 2008 and $3,419 for 2007);

e)
long term disability insurance paid by the Company to a provider of LTD insurance; George R. Quist, Scott M. Quist, Stephen M, Sill, J. Lynn Beckstead Jr., and G. Robert Quist ($270 each for 2008 and $288 each for years 2007 and 2006) and Christie Q. Overbaugh ($251 for 2008 and $288 for 2007);

f)	membership dues paid by the Company to Alpine Country club for the benefit of J. Lynn Beckstead Jr. ($5,793 for 2008, $5,308 for 2007, and $5,117 for 2006);

3)
The amounts indicated under “Change in Pension Value and Non-qualified Deferred Compensation Earnings”  consist of (a) amounts contributed by the Company into a trust for the benefit of the Named Executive Officers under the Security National Financial Corporation Deferred Compensation Plan

SUPPLEMENTAL ALL OTHER COMPENSATION TABLE

						Registrant
						Contribu-		Dividends
		Perks				tions to		or
		and			Payments/	Defined		Earnings
		Other	Tax	Discounted	Accruals	Contribu-		on Stock
		Personal	Reimburse-	Securities	on Termin-	tion	Insurance	or Option
Name	Year	Benefits	ments	Purchases	ation Plans	Plans	Premiums	Awards	Other(1)
George R. Quist	2008	$2,400	--	--	--	--	$8,559	--	--
	2007	2,400	--	--	--	--	8,360	--	--
	2006	2,400	--	--	--	--	8,283	--	--

Scott M. Quist	2008	$7,200	--	--	--	--	$25,591	--	--
	2007	7,200	--	--	--	--	25,972	--	--
	2006	7,200	--	--	--	--	19,679	--	--

Stephen M. Sill	2008	$5,700	--	--	--	--	$11,374	--	--
	2007	4,275	--	--	--	--	11,603	--	--
	2006	3,600	--	--	--	--	11,786	--	--

J. Lynn Beckstead Jr.	2008	$5,793	--	--	--	--	$15,735	--	--
	2007	5,308	--	--	--	--	15,832	--	--
	2006	5,117	--	--	--	--	15,295	--	--

G. Robert Quist	2008	$5,700	--	--	--	--	$13,539	--	--
	2007	5,700	--	--	--	--	14,581	--	--
	2006	4,525	--	--	--	--	13,693	--	--

Christie Q. Overbaugh	2008	$4,800	--	--	--	--	$7,897	--	--
	2007	400	--	--	--	--	7,892	--	--

GRANTS OF PLAN-BASED AWARDS

												All Other
										All Other		Option
										Stock		Awards:			Grant
										Awards:		Number of		Exercise	Date Fair
		Estimated Future Payouts Under			Estimated Future Payouts					Number of		Securities		or Base	Value of
		Non-Equity Incentive Plan			Under Equity Incentive Plan					Shares of		Under-		Price of	Stock and
		Awards			Awards					Stock or		lying		Option	Options
	Grant	Threshold	Target	Maximum	Threshold		Target		Maximum	Units		Options		Awards	Awards
Name	Date	($)	($)	($)	(#	)	(#	)	($)	(#	)	(#	)	($/Sh)	($)
George R. Quist	07/16/04	--	--	--	--		--		--	--		50,000		$3.960	$1.71
	12/10/04	--	--	--	--		--		--	--		50,000		3.550	1.71
	3/25/05	--	--	--	--		--		--	--		70,000		3.860	1.92
	3/31/08	--	--	--	--		--		--	--		50,000		4.235	2.15
	12/5/08	--	--	--	--		--		--	--		100,000		1.650	1.10

Scott M. Quist	3/21/03	--	--	--	--		--		--	--		70,000		$5.900	$2.63
	3/25/05	--	--	--	--		--		--	--		70,000		3.510	1.92
	3/31/08	--	--	--	--		--		--	--		50,000		4.235	2.15
	12/5/08	--	--	--	--		--		--	--		100,000		1.650	1.10

Stephen M. Sill	3/31/08	--	--	--	--		--		--	--		7,500		$3.850	$2.15
	12/5/08	--	--	--	--		--		--	--		7,500		1.500	1.10

J. Lynn Beckstead,	3/21/03	--	--	--	--		--		--	--		15,000		$5.900	$2.63
Jr.	12/10/04	--	--	--	--		--		--	--		5,000		3.230	1.71
	3/25/05	--	--	--	--		--		--	--		35,000		3.510	1.92
	3/31/08	--	--	--	--		--		--	--		8,000		3.850	2.15
	12/5/08	--	--	--	--		--		--	--		20,000		1.500	1.10

G. Robert Quist	3/21/03	--	--	--	--		--		--	--		35,000		$5.900	$2.63
	3/31/08	--	--	--	--		--		--	--		20,000		3.850	2.15

Christie Q. Overbaugh	12/10/04	--	--	--	--		--		--	--		7,500		$3.230	$1.71
	3/25/05	--	--	--	--		--		--	--		20,000		3.510	1.92
	3/31/08	--	--	--	--		--		--	--		10,000		3.850	2.15
	12/5/08	--	--	--	--		--		--	--		10,000		1.500	1.10

The following table sets forth information concerning the exercise of options to acquire shares of the Company’s Common Stock by the Named Executive Officers during the fiscal year ended December 31, 2008, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 2008.

Aggregated Option/SAR Exercised in Last Fiscal Year and Fiscal Year-End Option/SAR Values:

OUTSTANDING EQUITY AWARDS AT FISCAL 2008 YEAR END

Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards	Market or
			Equity					Number of	Payout
			Incentive				Market	Unearned	Value of
			Pan Awards				Value of	Shares,	Unearned
	Number of	Number of	Number of			Number of	Shares or	Units or	Shares,
	Securities	Securities	Securities			Shares or	Units of	Other	Units or
	Underlying	Underlying	Underlying			Units of	Stock	Rights	Other
	Unexercised	Unexercised	Unexercised	Option		Stock	That Have	That Have	Rights That
	Options	Options:	Unearned	Exercise	Option	Held That	Not	Not	Have Not
	(#)	(#)	Options	Price	Expiration	Have Not	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	Vested(#)	($)	(#)	($)

George R. Quist	320,000	--	--	$1.65 - 4.235	2009-2013	--	--	--	--

Scott M. Quist	290,000	--	--	$1.65 - 5.90	2013-2015	--	--	--	--

Stephen M. Sill	15,000	--	--	$3.85 - 1.50	2018	--	--	--	--

J. Lynn Beckstead Jr.	83,000	--	--	$1.50 - 5.90	2013-2018	--	--	--	--

G. Robert Quist	55,000	--	--	$3.85 - 5.90	2013-2018	--	--	--	--

Christie Q. Overbaugh	42,500	--	--	$1.50 - 3.85	2014-2018	--	--	--	--

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2008

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
George R. Quist	--	--	--	--
Scott M. Quist	--	--	--	--
Stephen M. Sill	--	--	--	--
J. Lynn Beckstead, Jr.	--	--	--	--
G. Robert Quist	--	--	--	--
Christie Q. Overbaugh	--	--	--	--

PENSION BENEFITS FOR FISCAL 2008

		Number of	Present	Payments
		Years	Value of	During
		Credited	Accumulated	Last Fiscal
		Service	Benefit	Year
Name	Plan Name	(#)	($)	($)

George R. Quist	None	--	--	--
Scott M. Quist	None	--	--	--
Stephen M. Sill	None	--	--	--
J. Lynn Beckstead, Jr.	None	--	--	--
G. Robert Quist	None	--	--	--
Christie Q. Overbaugh	None	--	--	--

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

The plan also provides that the Board of Directors may, in its discretion, pay the amounts due under the plan in a single, lump-sum payment. In the event that Mr. Quist dies before the ten annual payments are made, the unpaid balance will continue to be paid to his designated beneficiary. The plan further requires the Company to furnish an automobile for Mr. Quist’s use and to pay all reasonable expenses incurred in connection with its use for a ten year period, and to provide Mr. Quist with a hospitalization policy with similar benefits to those provided to him the day before his retirement or disability. However, in the event Mr. Quist’s employment with the Company is terminated for any reason other than retirement, death, or disability, the entire amount of deferred compensation payments under the plan shall be forfeited by him. The Company accrued $49,000 and $38,000 in fiscal 2008 and 2007, respectively, to cover the present value of anticipated retirement benefits under the employment agreement of $505,600 as of December 31, 2008.

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

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue paying Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company accrued $116,400 and $101,200 in fiscal 2008 and 2007, respectively, to cover the present value of anticipated retirement benefits under the employment agreement . The liability accrued is $703,900 and $587,500 as of December 31, 2008 and 2007, respectively.

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

In the event of a sale or merger of the Company, and Mr. Beckstead was not retained in his current position, the Company would be obligated to continue paying Mr. Beckstead’s current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62½) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company accrued $46,400 and $43,900 in 2008 and 2007, respectively, to cover the present value of the retirement benefit of the employment agreement.  The liability accrued is $363,300 and $316,900 as of December 31, 2008 and 2007, respectively.

Director Compensation

Directors of the Company (but not including directors who are employees) are currently paid a director’s fee of $16,800 per year by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. An additional fee of $750 is paid to each audit committee member for each audit committee meeting attended in 2008. Each director is provided with an annual grant of stock options to purchase 1,000 shares of Class A Common Stock, which occurred under the 2000 Director Stock Option Plan for years 2000 to 2005 and under the 2006 Director Stock Option Plan for years 2006 to 2008. During 2008 each director was granted an additional 7,500 stock options to purchase Class A Common Stock.

DIRECTOR COMPENSATION

					Change in
					Pension Value
	Fees				and
	Earned or			Non-Equity	Nonqualified
	Paid In	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

Charles L. Crittenden	$18,150	--	$6,366	--	--	--	$24,516
Robert G. Hunter	16,150	--	$6,366	--	--	--	24,516
H. Craig Moody	18,150	--	$6,366	--	--	--	24,516
Norman G. Wilbur	18,150	--	$6,366	--	--	--	24,516

Employee 401(k) Retirement Savings Plan

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company matched 100% of up to 3% of an employee’s total annual compensation and matched 50% of 4% to 5% of  an employee’s annual compensation. The match was in Company Stock. The Company contribution for 2008 was $365,925 under the “Safe Harbor” Plan.

In 1995, the Company’s Board of Directors adopted a 401(k) Retirement Savings Plan. Under the terms of the 401(k) plan, effective as of January 1, 1995, the Company made discretionary employer matching contributions to its employees who choose to participate in the plan. The plan allowed the board to determine the amount of the contribution at the end of each year. The Board adopted a contribution formula specifying that such discretionary employer matching contributions would equal 50% of the participating employee’s contribution to the plan to purchase Company stock up to a maximum discretionary employee contribution of 1/2 of 1% of participating employees’ compensation, as defined by the plan.

All persons who have completed at least one year’s service with the Company and satisfy other plan requirements are eligible to participate in the 401(k) plan. All Company matching contributions are invested in the Company’s Class A Common Stock. The Company’s matching contributions for 2008 and 2007 were approximately $10,001 and $8,656, respectively. Also, the Company contributed at the discretion of the Company’s Board of Directors an Employer Profit Sharing Contribution to the 401(k) plan. The Employer Profit Sharing Contribution was divided among three different classes of participants in the plan based upon the participant’s title in the Company. All amounts contributed to the plan was deposited into a trust fund administered by an independent trustee. The Company’s contributions to the 1995 plan for 2008 and 2007 were $198,022 and $162,584, respectively.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the “Ownership Plan”) for the benefit of career employees of the Company and its subsidiaries. The following is a description of the Ownership Plan, and is qualified in its entirety by the Ownership Plan, a copy of which is available for inspection at the Company’s offices.

Under the Ownership Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the Ownership Plan. Employees become eligible to participate in the Ownership Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,040 hours of service). The Company’s contributions under the Ownership Plan are allocated to eligible employees on the same ratio that each eligible employee’s compensation bears to total compensation for all eligible employees during each year. To date, the Ownership Plan has approximately 372    participants and had $-0- contributions payable to the Plan in 2008. Benefits under the Ownership Plan vest as follows: 20% after the third year of eligible service by an employee, an additional 20% in the fourth, fifth, sixth and seventh years of eligible service by an employee.

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

Deferred Compensation Plan

In 2001, the Company’s Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Deferred Compensation Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company’s contribution for 2008, 2007 and 2006 was $-0-, $133,037, and $125,558, respectively.

NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL 2008

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings in Last	Withdrawals	Balance at Last
	In Last FY	In Last FY	FY	Distributions	FYE
Name	($)	($)	($)	($)	($)

George R. Quist	--	--	--	--	$89,004
Scott M. Quist	--	--	--	--	98,496
Stephen M. Sill	--	--	--	--	31,144
J. Lynn Beckstead, Jr.	--	--	--	--	49,848
G. Robert Quist	--	--	--	--	44,387
Christie Q. Overbaugh	--	--	--	--	36,578

2003 Stock Option Plan

On July 11, 2003, the Company adopted the Security National Financial Corporation 2003 Stock Incentive Plan (the “2003 Plan”), which reserved 500,000 shares of Class A common stock and 1,000,000 shares of Class C common stock for issuance thereunder. The 2003 Plan was approved by the Board of Directors on May 9, 2003, and by the stockholders at the annual meeting of the stockholders held on July 11, 2003. The 2003 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress. On June 8, 2007, the stockholders approved an amendment to the 2003 Plan to increase the number of shares of Class A and Class C common stock reserved for issuance thereunder to 972,860 shares of Class A common stock and 2,110,775 shares of Class C common stock.

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

2006 Director Stock Option Plan

On December 7, 2006, the Company adopted the 2006 Director Stock Option Plan (the “2006 Director Plan”) effective December 7, 2006. The 2006 Director Plan provides for the grant by the Company of options to purchase up to an aggregate of 100,000 shares of Class A common stock for issuance thereunder. The 2006 Director Plan provides that each member of the Company’s Board of Directors who is not an employee or paid consultant of the Company is automatically eligible to receive options to purchase the Company’s Class A common stock under the 2006 Director Plan.

Effective as of December 7, 2006, and on each anniversary date thereof during the term of the 2006 Director Plan, each outside director shall automatically receive an option to purchase 1,000 shares of Class A common stock. In addition, each new outside director who shall first join the Board after the effective date shall be granted an option to purchase 1,000 shares upon the date which such person first becomes an outside director and an annual grant of an option to purchase 1,000 shares on each anniversary date thereof during the term of the 2006 Director Plan. The options granted to outside directors shall vest in their entirety on the first anniversary date of the grant. The primary purposes of the 2006 Director Plan are to enhance the Company’s ability to attract and retain well-qualified persons for service as directors and to provide incentives to such directors to continue their association with the Company.

In the event of a merger of the Company with or into another company, or a consolidation, acquisition of stock or assets or other change in control transaction involving the Company, each option becomes exercisable in full, unless such option is assumed by the successor corporation. In the event the transaction is not approved by a majority of  the “Continuing Directors” (as defined in the 2006 Director Plan), each option becomes fully vested and exercisable in full immediately prior to the consummation of such transaction, whether or not assumed by the successor corporation.

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

Based solely on its review of the copies of stock reports received by it with respect to fiscal 2008, or written representations from certain reporting persons, the Company believes that its directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except George R. Quist, Chairman and Chief Executive Officer, through an oversight, filed two late Form 4 reports reporting ten transactions involving the purchase of shares of Class A common stock.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth security ownership information of the Company’s Class A and Class C common stock as of March 31, 2009, (i) for persons who own beneficially more than 5% of the Company’s outstanding Class A or Class C common stock, (ii) each director of the Company, and (iii) for all executive officers, and directors of the Company as a group.

	Class A Common Stock		Class C Common Stock		Class A and Class C Common Stock

	Amount	Percent	Amount	Percent	Amount	Percent
	Beneficially	of	Beneficially	of	Beneficially	of
Name and Address (1)	Owned	Class	Owned	Class	Owned	Class
George R. and Shirley C. Quist
Family Partnership, Ltd. (2)	585,291	7.8%	4,082,507	47.9%	4,667,798	29.0%
Employee Stock
Ownership Plan (3)	608,038	8.1%	1,887,731	22.1%	2,495,769	15.5%
George R. Quist (4)(5)(7)(8)	709,064	9.4%	570,315	6.7%	1,249,409	8.0%
Scott M. Quist (4)(7)(9)	495,421	6.6%	2,292,152	26.9%	2,787,573	17.3%
Associated Investors (10)	86,059	1.1%	796,901	9.3%	882,960	5.5%
G. Robert Quist (6)(11)	182,635	2.4%	284,697	3.3%	467,331	2.9%
J. Lynn Beckstead, Jr., (6)(12)	222,942	3.0%	-	-	222,942	1.4%
Stephen M. Sill (6)(13)	85,450	1.1%	-	-	85,450	*
Christie Q. Overbaugh (14)	124,999	1.7%	128,237	1.5%	253,236	1.6%
Robert G. Hunter, M.D., (4)(15)	15,038	*	-	-	15,038	*
Norman G. Wilbur (16)	12,629	*	-	-	12,629	*
Charles L. Crittenden (17)	14,810	*	-	-	14,810	*
H. Craig Moody (18)	12,295	*	-	-	12,295	*
All directors and executive officers	2,460,603	29.6%	7,357,908	76.7%	9,818,511	54.8%
(10 persons) (4)(5)(6)(7)

*   Less than 1%

(1)	Unless otherwise indicated, the address of each listed stockholder is c/o Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.
(2)	This stock is owned by the George R. and Shirley C. Quist Family Partnership, Ltd., of which Scott M. Quist is the managing general partner.
(3)	The trustees of the Employee Stock Ownership Plan (ESOP) are George R. Quist, Scott M. Quist, and Robert G. Hunter who exercise shared voting and investment powers.
(4)
Does not include 608,038 shares of Class A common stock and 1,887,731 shares of Class C common stock owned by the Company’s Employee Stock Ownership Plan (ESOP), of which George R Quist, Scott M. Quist and Robert G. Hunter are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

(5)
Does not include 86,059 shares of Class A common stock and 796,901 shares of Class C common stock owned by Associated Investors, a Utah general partnership, of which George R. Quist is the managing partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(6)
Does not include 511,858 shares of Class A common stock owned by the Company’s 401(k) Retirement Savings Plan, of which G. Robert Quist, J. Lynn Beckstead, and Stephen M. Sill are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(7)
Does not include 339,426 shares of Class A common stock owned by the Company’s Deferred Compensation Plan, of which George R. Quist and Scott M. Quist are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(8)	Includes options to purchase 291,463 shares of Class A common stock granted to George R. Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2009.

(9)
Includes options to purchase 189,109 shares of Class A common stock and 685,327 shares of Class C common stock granted to Scott M. Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2009.

(10)	The managing partner of Associated Investors is George R. Quist, who exercises sole voting and investment powers.
(11)	Includes options to purchase 67,903 shares of Class A common stock granted to G. Robert Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2009.
(12)	Includes options to purchase 82,675 shares of Class A common stock granted to Mr. Beckstead that are currently exercisable or will become exercisable within 60 days of March 31, 2009.
(13)	Includes options to purchase 9,844 shares of Class A common stock granted to Mr. Sill that are currently exercisable or will become exercisable within 60 days of March 31, 2009.
(14)	Includes options to purchase 47,007 shares of Class A common stock granted to Ms. Overbaugh that are currently exercisable or will become exercisable within 60 days of March 31, 2009.
(15)	Includes options to purchase 8,953 shares of Class A common stock granted to Mr. Hunter that are currently exercisable or will become exercisable within 60 days of March 31, 2009.
(16)	Includes options to purchase 8,953 shares of Class A common stock granted to Mr. Wilbur that are currently exercisable or will become exercisable within 60 days of March 31, 2009.
(17)	Includes options to purchase 8,953 shares of Class A common stock granted to Mr. Crittenden that are currently exercisable or will become exercisable within 60 days of March 31, 2009.
(18)	Includes options to purchase 8,953 shares of Class A common stock granted to Mr. Moody that are currently exercisable or will become exercisable within 60 days of March 31, 2009.

The Company’s executive officers and directors, as a group, own beneficially approximately 54.6% of the outstanding shares of the Company’s Class A and Class C common stock.

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

Item 14. Principal Accounting Fees and Services

Fees incurred in 2008 for annual audit services pertaining to the financial statements and employee benefit plans and related quarterly reviews were approximately $383,800. There were $120,800 in other fees during 2008.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements

See “Index to Consolidated Financial Statements” under Item 8 above.

(a)(2)  Financial Statement Schedules

II.	Condensed Balance Sheets as of December 31, 2007 and 2006 and CondensedStatement of Earnings and Cash Flows for the years ended 2007, 2006 and 2005

IV.	Reinsurance

V.	Valuation and Qualifying Accounts

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
10.21
Escrow Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, the shareholders of Southern Security Life Insurance Company, and Mackey Price Thompson & Ostler, as escrow agent (16)

10.22	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services, LLC
10.23	Subsidiaries of the Registrant
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on September 29, 1987
	(2)	Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
	(3)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
	(4)	Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003
	(5)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, Filed on September 5, 2003, relating to the Company’s Annual Meeting of Shareholders
	(6)	Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
	(7)	Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
	(8)	Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
	(9)	Incorporated by reference from Report on Form 8-K, as filed on January 12, 2007
	(10)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2007
	(11)	Incorporated by reference from Report on Form 8-K, as filed on August 8, 2007
	(12)	Incorporated by reference from Report on Form 8-K, as filed on November 2, 2007
	(13)	Incorporated by reference from Report on Form 8-K, as filed on January 14, 2008
	(14)	Incorporated by reference from Report on Form 8-K, as filed on August 25, 2008
	(15)	Incorporated by reference from Report on Form 8-K/A, as filed on September 17, 2008
	(16)	Incorporated by reference from Report on Form 8-K, as filed on January 7, 2009

(b)	Reports on Form 8-K:

Current report on Form 8-K, as filed on January 7, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: March 31, 2009	By:	s/s George R. Quist
George R. Quist
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

s/s George R. Quist	Chairman of the Board and
George R. Quist	Chief Executive Officer
	(Principal Executive Officer)	March 31, 2009

s/s Scott M. Quist	President, Chief Operating
Scott M. Quist	Officer and Director	March 31, 2009

s/s Stephen M. Sill	Vice President, Treasurer
Stephen M. Sill	and Chief Financial Officer
(Principal Financial and
	Accounting Officer)	March 31, 2009

s/s J. Lynn Beckstead, Jr.	Vice President and Director	March 31, 2009
J. Lynn Beckstead, Jr.

s/s Charles L. Crittenden	Director	March 31, 2009
Charles L. Crittenden

s/s H. Craig Moody	Director	March 31, 2009
H. Craig Moody

s/s Norman G. Wilbur	Director	March 31, 2009
Norman G. Wilbur

s/s Robert G. Hunter	Director	March 31, 2009
Robert G. Hunter

Schedule II

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets

	December 31,
	2008	2007
Assets

Cash	$768,630	$197,698
Mortgage loans on real estate	151,678	--
Real estate net of accumulated depreciation of $1,439	31,599	--
Investment in subsidiaries (equity method)	69,272,735	70,864,844

Receivables:
Receivable from affiliates	6,694,918	6,523,437
Other	187,000	--
Allowance for doubtful accounts	--	--
Total receivables	6,881,918	6,523,437

Property and equipment, at cost, net of accumulated depreciation of $1,425,822 for 2008 and $1,233,146 for 2007	381,729	571,720

Other assets	53,166	325,480

Total assets	$77,541,455	$78,483,179

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets (Continued)

	December 31,
	2008	2007
Liabilities and Stockholders’ Equity Liabilities
Bank loans payable:
Current installments	$1,361,182	$2,026,012
Long-term	2,317,345	1,586,458
Notes and contracts payable:
Current installments	95,237	190,860
Long-term	--	115,230
Advances from affiliated companies	8,974,568	8,990,428
Other liabilities and accrued expenses	1,696,934	1,298,401
Income taxes	9,183,910	8,491,638
Total liabilities	23,629,176	22,699,027

Stockholders’ Equity
Class A common stock $2.00 par value; 20,000,000 shares authorized; issued 8,284,109 shares in 2008 and 7,885,229 shares in 2007	16,568,218	15,770,458
Class B non-voting common stock-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Class C convertible common stock, $0.20 par value; 15,000,000 shares authorized; issued 8,912,315 shares in 2008 and 8,530,699 shares in 2007	1,782,463	1,706,140
Additional paid-in capital	17,985,848	17,737,172
Accumulated other comprehensive income	417,101	1,596,791
Retained earnings	21,023,179	21,104,156
Treasury stock at cost- (1,598,568 Class A shares and -0- Class C shares in 2008; 1,635,864 Class A shares and -0- Class C shares in 2007, held by affiliated companies)	(3,864,530)	(2,130,565)
Total stockholders’ equity	53,912,279	55,784,152
Total Liabilities and Stockholders’ Equity	$77,541,455	$78,483,179

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Earnings

	Year Ended December 31,
	2008	2007	2006
Revenue
Net investment income	$161	$772	$1,478
Fees from affiliates	2,543,907	4,098,718	4,187,330
Total revenue	2,544,068	4,099,490	4,188,808
Benefits and Expenses:
General and administrative expenses	2,253,673	2,007,974	1,937,033
Interest expense	149,355	234,743	349,650
Expenses to affiliates	61,204	131,133	131,133
Total benefits and expenses	2,464,232	2,373,850	2,417,816

Earnings before income taxes, and earnings of subsidiaries	79,836	1,725,640	1,770,992
Income tax expense	(911,197)	(605,099)	(1,472,098)
Equity in earnings of subsidiaries	1,406,214	1,144,855	4,825,556

Net earnings	$574,853	$2,265,396	$5,124,450
See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Cash Flow

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$574,853	$2,265,396	$5,124,450
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	194,116	268,942	198,241
Undistributed earnings of affiliates	(1,406,214)	(1,144,855)	(4,825,556)
Provision for income taxes	918,044	605,099	1,472,095
Provision for losses on loans & real estate	500,000	--	--
Change in assets and liabilities:
Accrued Investment Income from Affiliates	272,314	(286,480)	--
Accounts receivable	(187,000)	16,586	(1)
Other assets	--	--	61,950
Other liabilities	158,568	265,675	(40,675)
Net cash provided by operating activities	1,024,681	1,990,363	1,990,504

Cash flows from investing activities:
Purchase of long-term investments	--	--	(39,000)
Purchase of equipment	(2,685)	(349,215)	(269,942)
Mortgage, policy loans made	(715,606)	--	--
Payments, mortgage loans	30,889	--	--
Net cash (used in) provided by investing activities	(687,402)	(349,215)	(308,942)

Cash flows from financing activities:
Checks written in excess of cash in bank	--	--	--
Advances from (to) affiliates	(187,341)	78,001	352,079
Payments of notes and contracts payable	(1,662,223)	(1,515,590)	(2,040,785)
Stock options	378,227	3,000	105,599
Proceeds from borrowings on notes and contracts payable	1,500,000	631,500	--
Purchase of treasury stock	--	(800,000)	(3,901)
Sale of treasury stock	204,990	--	208,250
Net cash used in financing activities	233,653	(1,603,089)	(1,378,758)
Net change in cash	570,932	38,059	302,804
Cash at beginning of year	197,698	159,639	(143,165)
Cash at end of year	$768,630	$197,698	$159,639

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

1)       Bank Loans Payable

	December 31,
	2008	2007
Bank prime rate less .28% (2.97% at December 31, 2008), collateralized by 15,000 shares of Security National Life Insurance Company stock, due June 2011.	$2,003,527	$3,129,896

Mark-to-market of interest rate swaps adjustment	--	(17,426)

Bank prime rate less .75% (2.50% at December 31, 2008) revolving line of credit of $7,800,000, accrued interest paid quarterly, extended to June 2011	1,675,000	500,000
Total bank loans	3,678,527	3,612,470

Less current installments	1,361,182	2,026,012
Bank loans, excluding current installments	$2,317,345	$1,586,458

The Company had an interest rate swap that resulted in an unrealized gain of $17,417 through December 31, 2007.  In early 2008, the Company settled the interest rate swap for $17,417.  The carrying value of the related note payable was adjusted by the balance of the unrealized gain on the date of the settlement and has adjusted the interest expense that will be recognized over the remaining term of the note.

2)        Notes and Contracts Payable

Notes and contracts are summarized as follows:

	December 31,
	2008	2007
5% note payable to a former owner of C & J Financial due in monthly installments of $16,737 including principal and interest, due July 2009	$94,276	$305,129
Other	961	961
Total notes and contracts	95,237	306,090
Less current installments	95,237	190,860
Notes and contracts, excluding current installments	$-0-	$115,230

The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

2009	$1,456,419
2010	1,136,361
2011	1,180,984
2012	--
2013	--
Thereafter	--
Total	$3,773,764

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

3)       Advances from Affiliated Companies
	December 31,
	2008	2007
Non-interest bearing advances from affiliates:
Cemetery and Mortuary subsidiary	$1,459,841	$1,459,841
Life insurance subsidiaries	7,470,744	7,486,604
Mortgage subsidiary	43,983	43,983
	$8,974,568	$8,990,428

4)       Dividends and Capital Contributions

In 2008, 2007 and 2006, Security National Life Insurance Company, a wholly owned subsidiary of the Registrant, paid to the registrant cash dividends of $ -0-, $- 0-, and $4,015,114, respectively.

Schedule IV

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Reinsurance

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
2008
Life Insurance in force ($000)	$1,303,722	$125,065	$1,150,687	$2,329,344	49.4%

Premiums:
Life Insurance	$35,133,624	$649,964	$1,269,658	$35,753,318	3.6%
Accident and Health Insurance	227,908	162	233	227,979	0.1%
Total premiums	$35,361,532	$650,126	$1,269,891	$35,981,297	3.5%

2007
Life Insurance in force ($000)	$1,243,906	$114,155	$1,190,843	$2,320,594	51.3%

Premiums:
Life Insurance	$30,886,927	$586,877	$1,713,765	$32,013,815	5.4%
Accident and Health Insurance	248,702	189	509	249,022	0.2%
Total premiums	$31,135,629	$587,066	$1,714,274	$32,262,837	5.3%

2006
Life Insurance in force ($000)	$1,232,142	$122,232	$1,388,552	$2,498,462	55.6%

Premiums:
Life Insurance	$29,140,230	$328,854	$1,682,855	$30,494,231	5.5%
Accident and Health Insurance	281,884	148	524	282,260	0.2%
Total premiums	$29,422,114	$329,002	$1,683,379	$30,776,491	5.5%

Schedule V

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Charged to	Disposals	Balance
	Beginning	Costs and	and	at End of
	of Year	Expenses	Write-offs	Year
For the Year Ended December 31, 2008
Accumulated depreciation on real estate	$4,340,390	$672,721	$(3,540)	$5,009,571

Allowance for losses on mortgage loans on real estate and construction loans held for investment.	1,435,131	4,338,553	(993,217)	4,780,467

Accumulated depreciation on property and equipment	15,664,046	2,052,019	(27,647)	17,688,418

Allowance for doubtful accounts	1,293,185	1,034,202	(344,094)	1,983,293

Allowance for doubtful accounts on collateral loans	492,089	166,000	(102,943)	555,146

For the Year Ended December 31, 2007
Accumulated depreciation on real estate	$4,024,710	$315,680	$--	$4,340,390

Allowance for losses on mortgage loans on real estate and construction loans	1,026,576	420,000	(11,445)	1,435,131

Accumulated depreciation on property and equipment	13,522,715	2,232,928	(91,597)	15,664,046

Allowance for doubtful accounts	866,392	653,905	(227,112)	1,293,185

Allowance for doubtful accounts on collateral loans	435,726	57,070	(707)	492,089

For the Year Ended December 31, 2006
Accumulated depreciation on real estate	$3,766,259	$304,711	$(46,260)	$4,024,710

Allowance for losses on mortgage loans on real estate and construction loans	562,909	463,667	--	1,026,576

Accumulated depreciation on property and equipment	14,373,406	1,718,306	(2,568,997)	13,522,715

Allowance for doubtful accounts	868,197	137,379	(139,184)	866,392

Allowance for doubtful accounts on collateral loans	339,218	100,000	(3,492)	435,726

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Year Ended December 31, 2008

SECURITY NATIONAL FINANCIAL CORPORATION
Commission  File No. 0-9341

E X H I B I T S

Exhibit Index

Exhibit No.	Document Name

10.22	Indemnification Agreement

10.23	Subsidiaries of the Registrant

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002