Form 10-Q
period 2009-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2009-05-15
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2009, or

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	8,295,238
Title of Class	Number of Shares Outstanding as of
May 14, 2009

Class C Common Stock, $.20 par value	8,803,257
Title of Class	Number of Shares Outstanding as of
May 14, 2009

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED MARCH 31, 2009

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page No.

	Condensed Consolidated Balance Sheets March 31, 2009 and December 31, 2008 (unaudited)	3-4

	Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2009 and 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II - OTHER INFORMATION

	Other Information	28-35

	Signature Page	36

	Certifications	37-40

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	March 31, 2009	December 31, 2008
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$121,561,659	$125,346,194
Fixed maturity securities, available for sale, at estimated fair value	1,203,796	1,236,562
Equity securities, available for sale, at estimated fair value	4,546,962	4,617,675
Mortgage loans on real estate and construction loans, held for investment net of allowances for losses of $5,561,421 and $4,780,467 for 2009 and 2008, respectively.	123,990,134	124,592,678
Real estate, net of accumulated depreciation	28,777,627	22,417,639
Policy, student and other loans net, of allowances for doubtful accounts	16,854,728	18,493,751
Short-term investments	7,424,101	5,282,986
Accrued investment income	2,336,275	2,245,201
Total investments	306,695,282	304,232,686
Cash and cash equivalents	20,153,536	19,914,110
Mortgage loans sold to investors	33,126,420	19,885,994
Receivables, net	10,550,080	13,135,080
Restricted assets of cemeteries and mortuaries	2,229,916	4,077,076
Cemetery perpetual care trust investments	1,818,037	1,840,119
Receivable from reinsurers	5,817,949	5,823,379
Cemetery land and improvements	10,618,122	10,626,296
Deferred policy and pre-need contract acquisition costs	32,503,856	32,424,512
Property and equipment, net	13,688,823	14,049,232
Value of business acquired	11,240,797	11,377,276
Goodwill	1,075,039	1,075,039
Other	4,443,770	3,343,726
Total Assets	$453,961,627	$441,804,525

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	March 31, 2009	December 31, 2008
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$328,604,810	$325,668,454
Unearned premium reserve	4,826,354	4,863,919
Bank loans payable	7,799,388	6,138,202
Notes and contracts payable	433,676	501,778
Deferred pre-need cemetery and mortuary contract revenues	13,399,723	13,467,132
Cemetery perpetual care obligation	2,672,554	2,647,984
Accounts payable	1,973,937	1,941,777
Other liabilities and accrued expenses	18,017,604	17,688,756
Income taxes	17,429,347	14,974,244
Total liabilities	395,157,393	387,892,246

Stockholders' Equity
Common Stock:
Class A: common stock $2.00 par value; 20,000,000 shares authorized; issued and outstanding 8,284,389 shares in 2009 and 8,284,109 shares in 2008	16,568,778	16,568,218
Class B: non-voting common stock $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock $0.20 par value; 15,000,000 shares authorized; issued 8,911,746 shares in 2009 and 8,912,315 in 2008	1,782,349	1,782,463
Additional paid-in capital	18,146,855	17,985,848
Accumulated other comprehensive income and other items, net of taxes	1,746,672	417,101
Retained earnings	24,255,874	21,023,179
Treasury stock at cost; 1,525,163 Class A shares in 2009 and 1,598,568 Class A shares in 2008	(3,696,294)	(3,864,530)
Total stockholders' equity	58,804,234	53,912,279
Total Liabilities and Stockholders' Equity	$453,961,627	$441,804,525

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
	Three Months Ended March 31,
	2009	2008
Revenues:
Insurance premiums and other considerations	$9,783,718	$8,735,598
Net investment income	6,048,002	7,204,250
Net mortuary and cemetery sales	2,970,996	3,589,995
Realized gains on investments and other assets	66,046	22,917
Mortgage fee income	40,254,194	33,489,290
Other	369,141	179,450
Total revenues	59,492,097	53,221,500

Benefits and expenses:
Death benefits	4,532,225	4,796,863
Surrenders and other policy benefits	515,005	621,271
Increase in future policy benefits	3,781,252	3,076,857
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,985,305	1,148,371
Selling general and administrative expenses:
Commissions	20,667,813	22,736,386
Salaries	6,885,817	6,265,829
Provision for loan losses	6,165,518	2,151,957
Other	8,312,179	7,610,733
Interest expense	1,100,127	2,191,485
Cost of goods and services sold-mortuaries and cemeteries	606,953	676,813
Total benefits and expenses	54,552,194	51,276,565

Earning before income taxes	4,939,903	1,944,935
Income tax expense	(1,706,893)	(569,479)
Net earnings	$3,233,010	$1,375,456

Net earnings per Class A Equivalent common share (1)	$0.42	$0.17

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.42	$0.17

Weighted-average Class A equivalent common share outstanding (1)	7,613,587	8,073,293

Weighted-average Class A equivalent common shares outstanding assuming-dilution (1)	7,613,587	8,168,917

(1) Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common share basis. Net earnings per common share represent net earnings per equivalent Class A common share. Net earnings per Class C common share is equal to one-tenth (1/10) of such amount.

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net cash provided by operating activities	$1,292,519	$19,338,399

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(5,146,684)	-
Calls and maturities - fixed maturity securities	8,985,769	10,249,116
Securities available for sale:
Purchase-fixed maturity securities	(358,395)	(7,364)
Sales-equity securities	(40,878)	603,222
Purchase of short-term investments	(7,132,079)	(12,241,316)
Sales of short-term investments	4,990,964	12,123,092
Purchase of restricted assets	(40,293)	(41,310)
Changes in assets for perpetual care trusts	1,837,806	44,200
Amount received for perpetual care trusts	24,570	(106,378)
Mortgage, policy, and other loans made	(8,173,806)	(25,130,252)
Payments received for mortgage, policy and other loans	3,328,002	11,925,761
Purchase of property and equipment	(123,984)	(211,481)
Disposal of property and equipment		-
Purchase of real estate	(626,179)	(1,104,757)
Sale of real estate	542,500	15,000
Net cash used in investing activities	(1,932,687)	(3,882,467)

Cash flows from financing activities:
Annuity contract receipts	2,267,572	1,896,861
Annuity contract withdrawals	(3,320,898)	(4,483,827)
Stock options granted	202,511	-
Sale of treasury stock	126,863	17,463
Repayment of bank loans on notes and contracts	(428,407)	(9,883,726)
Proceeds from borrowing on bank loans	2,031,953	2,548,060
Net cash used in financing activities	879,594	(9,905,169)

Net change in cash and cash equivalents	239,426	5,550,763

Cash and cash equivalents at beginning of period	19,914,110	5,203,060

Cash and cash equivalents at end of period	$20,153,536	$10,753,823

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009 (Unaudited)

1)      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K (file number 0-9341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The estimates susceptible to significant change are those used in determining the liability for future policy benefits and claims, those used in determining valuation allowances for mortgage loans on real estate and construction loans held for investment, those used in determining loan loss reserve, and those used in determining the estimated future costs for pre-need sales. Although some variability is inherent in these estimates, management believes the amounts provided are fairly stated in all material respects.

2)      Recent Accounting Pronouncements

On April 1, 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  FSP 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007) Business Combinations, to provide guidance related to the initial recognition and measurement of an asset acquired or a liability assumed that arises from a contingency in a business combination.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of FSP FAS 141(R)-1 did not have a material impact on the Company’s consolidated financial statements.

3)      Comprehensive Income

For the three months ended March 31, 2009 and 2008, total comprehensive income amounted to $4,562,581 and $2,791,706, respectively. This increase of $1,770,875 was primarily the result of an increase in net income of $1,857,554, a decrease primarily in derivative gains related to mortgage loans of $131,800, and an increase in unrealized gains in securities available for sale of $45,121.

4)      Stock-Based Compensation

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation expense for options issued of $202,511 and $-0- has been recognized for these plans for the quarters ended March 31, 2009 and 2008, respectively. Deferred tax has been recognized related to the compensation expense for $68,854 and $-0- for the quarters ended March 31, 2009 and 2008, respectively.

Options to purchase 211,000 shares of the Company’s common stock were granted March 31, 2008. The fair value relating to stock-based compensation is $453,650 and will be expensed as options become available to exercise at the rate of 25% at the end of each quarter over the twelve months ended March 31, 2009.

Options to purchase 324,000 shares of the Company’s common stock were granted December 5, 2008. The fair value relating to stock-based compensation is $356,400 and will be expensed as options become available to exercise at the rate of 25% at the end of each quarter over twelve months ended December 31, 2009.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009 (Unaudited)

The weighted-average fair value of each option granted during 2008 under the 2003 Plan and 2006 Plan is estimated at $2.15 for the March 31, 2008 options and $1.10 for the December 31, 2008 options as of the grant date using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 63%, risk-free interest of 3.4%, and an expected life of five to ten years.

The Company generally estimates the expected life of the options based upon the contractual term of the options. Future volatility is estimated based upon the historical volatility of the Company’s Class A common stock over a period equal to the estimated life of the options. Common stock issued upon exercise of stock options are generally new share issuances rather than from treasury shares.

5)      Earnings Per Share

The basic and diluted earnings (loss) per share amounts were calculated as follows:
	Three Months Ended March 31,
	2009	2008
Numerator:
Net earnings	$3,233,010	$1,375,456
Denominator:
Basic weighted-average shares outstanding	7,613,587	8,073,293
Effect of dilutive securities:
Employee stock options	-	95,624
Dilutive potential common shares	-	95,624
Diluted weighted-average shares outstanding	7,613,587	8,168,917

Basic gain per share	$0.42	$0.17

Diluted gain per share	$0.42	$0.17

Earnings per share amounts have been adjusted for the effect of annual stock dividends.

6)      Business Segment

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated
For the Three Months Ended
March 31, 2009
Revenues from
external customers	$13,958,418	$3,181,095	$42,352,584	--	$59,492,097

Intersegment revenues	1,063,254	82,591	51,786	(1,197,631)	--

Segment profit (loss)
before income taxes	(312,200)	245,561	5,006,542	--	4,939,903

Identifiable Assets	423,829,889	79,150,872	34,746,091	(83,765,225)	453,961,627

For the Three Months Ended
March 31, 2008
Revenues from
external customers	$12,829,392	$3,867,872	$36,524,236	$-	$53,221,500

Intersegment revenues	1,627,829	23,001	97,990	(1,748,820)	-

Segment profit
before income taxes	415,222	379,407	1,150,306	-	1,944,935

Identifiable Assets	391,121,312	62,370,578	29,215,409	(65,410,478)	417,296,821

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009 (Unaudited)

7)      Fair Value of Financial Assets and Financial Liabilities

SFAS No. 157 measures certain investments at fair value, in accordance with SFAS No. 157, Fair Value Measurements:

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

Financial assets and financial liabilities recorded on the consolidated condensed balance sheet at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009 (Unaudited)

7)      Fair Value of Financial Assets and Financial Liabilities (Continued)
The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at March 31, 2009.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Investment in securities available for sale	$5,750,758	$5,750,758	$-	$-
Short-term investments	7,424,101	7,424,101	-	-
Restricted assets of cemeteries and mortuaries	1,365,450	1,365,450	-	-
Cemetery perpetual care trust investments	1,818,037	1,818,037	-	-
Derivatives - interest rate lock commitments	3,125,051	-	-	3,125,051
Total assets accounted for at fair value on a recurring basis	$19,483,397	$16,358,346	$-	$3,125,051

Liabilities accounted for at fair value on a recurring basis
Investment-type insurance contracts	$(111,185,553)	$-	$-	$(111,185,553)
Derivatives: Bank loan interest rate swaps	(157,021)	-	-	(157,021)
Total liabilities accounted for at fair value on a recurring basis	$(111,342,574)	$-	$-	$(111,342,574)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2008	$(112,351,916)	$362,231	$(167,483)
Total Gains (Losses):
Included in earnings	1,166,363	-	-
Included in other comprehensive income	-	2,762,820	10,462
Balance - March 31, 2009	$(111,185,553)	$3,125,051	$(157,021)

The items shown under level one are valued as follows:

On a quarterly basis, the Company reviews its available-for-sale fixed investment securities related to corporate securities and other public utilities, consisting of bonds and preferred stocks that are in a loss position. The review involves an analysis of the securities in relation to historical values, and projected earnings and revenue growth rates. Based on the analysis, a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other than temporary, the security is written down to the impaired value and an impairment loss is recognized.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009 (Unaudited)

7)      Fair Value of Financial Assets and Financial Liabilities (Continued)
The items shown under level three are valued as follows:

Investment type insurance contracts. Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest credit rates for interest-sensitive insurance products ranged from 4% to 6.5%.

Interest rate lock commitments. The Company’s mortgage banking activities enters into interest rate lock commitments with potential borrowers and forward commitments to sell loans to third-party investors. The Company also implements a hedging strategy for these transactions. A mortgage loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after inception of the mortgage loan commitment. Mortgage loan commitments are derivatives under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended and are recognized at fair value on the consolidated balance sheet with changes in their fair values recorded as part of other comprehensive income from mortgage banking operations.

Bank loan interest rate swaps: Management considers the interest rate swap instruments to be an effective cash flow hedge against the variable interest rate on bank borrowings since the interest rate swaps mirror the term of the note payable and expire on the maturity date of the bank loans they hedge. The interest rate swaps are derivative financial instruments carried at their fair value.

8)      Other Business Activity

Mortgage Operations

SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from independent brokers and correspondents. SecurityNational Mortgage funds the loans from internal cash flows and loan purchase agreements with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and correspondents a commission for loans that are brokered through SecurityNational Mortgage. For the three months ended March 31, 2009, and 2008, SecurityNational Mortgage originated and sold 4,935 loans ($939,413,356 total volume) and 4,507 loans ($870,395,000 total volume), respectively.

SecurityNational Mortgage has loan purchase agreements with unaffiliated warehouse banks. The total amount available under these loan purchase agreements at March 31, 2009 was $250,000,000. As of March 31, 2009, mortgage loans totaling $156,402,771 have been sold to warehouse banks and were outstanding. The terms of the loan purchase agreements are typically for one year, with interest rates ranging from 1.5% to 2.25% over the 30 days LIBOR rate (from 1.97% to 2.72% as of March 31, 2009). SecurityNational Mortgage renewed one of its loan purchase agreements that expired on September 30, 2008 for another one year term. The other loan purchase agreement was closed in March 2009. The Company is actively pursuing purchase agreements with other warehouse banks.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009 (Unaudited)

8)      Other Business Activity (Continued)

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

Purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled. Depending on market conditions, these commitment settlement dates can be extended at a cost to the Company. Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount. The Company’s historical data shows that 99% of all loans originated by the Company are generally settled by the investors as agreed within 16 days after delivery. There are situations when the Company determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in the Company’s best interest to repurchase those loans from the warehouse banks. It is the Company's policy to cure any documentation problems with respect to such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce purchase commitments from third-party investors concerning mortgage loans. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedy methods include, but are not limited to:

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
March 31, 2009 (Unaudited)
8)      Other Business Activity (Continued)

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

The mortgage industry is still experiencing substantial change due to higher than expected delinquencies from subprime loans. The market for new subprime loans has been substantially reduced and several mortgage companies whose primary product was subprime mortgage originations have ceased operations. The Company funded approximately $5,505,000 (0.14% of the Company’s production) in subprime loans during the twelve months ended December 31, 2007 and eliminated subprime loans from its product offerings in August 2007. The Company believes that its potential losses from subprime loans are minimal.

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

As a result of the volatile secondary market for mortgage loans, the Company sold mortgage loans to certain third party investors in 2007 and 2008 that experienced financial difficulties and were not able to settle the loans. The total amount of these loans was approximately $52,556,000, of which approximately $36,499,000 were in loans where the secondary market no longer exists. Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with SFAS No. 140, accounted for the loans retained in the same manner as a purchase of the assets from the former transferee(s) in exchange for liabilities assumed. At the time of repurchase, the loans were determined to be held for investment, and the fair value of the loans was determined to approximate the unpaid principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The financial statements reflect the transfer of the mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate”. The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

As is standard in the industry, the Company received payments on the mortgage loans during the time period between the sale date and settlement or repurchase date. During this period, the Company services these loans through Security National Life, its life insurance subsidiary.

As of March 31, 2009, the Company’s long term mortgage loan portfolio had $24,488,165 in unpaid principal with delinquencies more than 90 days. Of this amount $18,862,626 was in foreclosure proceedings. The Company has not received or recognized any interest income on the $24,488,165 in mortgage loans with delinquencies more than 90 days. During the three months ended March 31, 2009, the Company increased its allowance for mortgage losses by $780,954, which was charged to loan loss expense and included in other general and administrative expenses for the period. The allowance for mortgage loan losses as of March 31, 2009 was $5,561,421.

Also at March 31, 2009, the cumulative total the Company has foreclosed on is $26,238,073 in long term mortgage loans. The foreclosed property was shown in real estate. The Company is able to carry the foreclosed property in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell.

Southern Security Life Insurance Company

On December 18, 2008, the Company acquired all of the outstanding common stock of Southern Security Life Insurance Company. The results of Southern Security’s operations have been included in the consolidated financial statements from December 23, 2008. Southern Security sells and services life insurance, annuity products, accident and health insurance, and funeral plan insurance, all of which are consistent with and will expand the Company’s insurance business.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009 (Unaudited)

8)      Other Business Activity (Continued)

The Company placed $443,500 of funds in an escrow account with the Company’s law firm which funds have been included in the accompanying condensed consolidated balance sheets at March 31, 2009 and December 31, 2008 in receivables with the liability payable to the selling shareholders of an equal amount included in other liabilities and accrued expenses.

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming theacquisitions of Southern Security had occurred at the beginning of the year ended December 31, 2008. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on that date and may not reflect the operations that will occur in the future:

For the Three Months March 31, 2008 (unaudited)
Total revenues	$53,913,000
Net earnings	$1,429,081
Net earnings per Class A equivalent common share	$0.18
Net earnings per Class A equivalent common share assuming dilution	$0.17

9)      Allowance for Loan Losses and Loan Loss Reserve

The Company provides allowances for losses on its mortgage loans through an allowance for loan losses (a contra-asset account) and through the mortgage loan loss reserve (a liability account). The allowance for loan losses and doubtful accounts is an allowance for losses on the Company’s mortgage loans held for investment. When a mortgage loan is past due more than 90 days, the Company, where appropriate, sets up an allowance to approximate the excess of the carrying value of the mortgage loan over the estimated fair value of the underlying real estate collateral. Once a loan is past due more than 90 days the Company does not accrue any interest income and proceeds to foreclose on the real estate. All expenses for foreclosure are expensed as incurred. Once foreclosed the carrying value will approximate its fair value and the amount will be classified as real estate. The Company is able to carry the foreclosed property and will rent the properties until it is feasible to sell them. The Company is currently able to rent properties for a 5.5% return.

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

	Three Months Ended March 31,
	2009	2008
Balance, beginning of quarter	$4,780,467	$1,435,131
Provisions for losses	780,954	450,000
Charge-offs	-	(87,640)
Balance, end of quarter	$5,561,421	$1,797,491

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009 (Unaudited)

9)      Allowance for Loan Losses and Loan Loss Reserves (Continued)

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The Company accrues a monthly allowance for indemnification losses to investors of .20% (20 basis points) of total production. This estimate is based on the Company’s historical experience. The amount accrued for the three months ended March 31, 2009 was $5,384,564 and the charge to expense has been included in other general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses, and as of March 31, 2009, the balance was $5,337,012.

	Three Months Ended March 31,
	2009	2008
Balance, beginning of year	$2,775,452	$2,356,309
Provisions for losses	5,384,564	1,701,957
Charge-offs	(2,823,004)	(752,519)
Balance, at March 31,	$5,337,012	$3,305,747

The Company believes the Allowance for Loan Losses and Doubtful Accounts and the Loan Loss Reserve represent probable loan losses incurred as of the balance sheet date.

10)    Derivative Investments

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

In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall.  This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate.  The probability that a loan will not be funded within the terms of the mortgage loan commitment also is influenced by the source of the applications (retail, broker, or correspondent channels), proximity to rate lock expiration, purpose for the loan (purchase or refinance); product type and the application approval status. The Company has developed fallout estimates using historical data that take into account all of the variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall.  These fallout estimates are used to estimate the number of loans that the Company expects to be funded within the terms of the mortgage loan commitments and are updated periodically to reflect the most current data.

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

The Company utilizes various derivative instruments to economically hedge the price risk associated with its outstanding mortgage loan commitments. Management expects these derivatives will experience changes in fair value opposite to changes in fair value of the derivative loan commitments, thereby reducing earnings volatility related to the recognition in earnings of changes in the values of the commitments. A forward loan sales commitment protects the Company from losses on sales of the loans arising from exercise of the loan commitments by securing the ultimate sales price and delivery date of the loans. For mortgage loan commitments not protected by a forward sales commitment, the instruments used to economically hedge the fair value of the mortgage loan commitments include other freestanding derivatives such as mortgage backed securities, options and U.S. Treasure futures. The Company takes into account various factors and strategies in determining the portion of the mortgage loan commitments it wants to hedge economically.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009 (Unaudited)

10)    Derivative Investments (Continued)

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

The following table shows the fair value of derivatives as of March 31, 2009 and December 31, 2008.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Interest rate lock commitments	other assets	$3,454,321	other assets	$2,372,452	other liabilities	$329,270	other liabilities	$2,010,221

Interest rate swaps	--	--	--	--	Bank loans payable	$157,021	Bank loans payable	$167,483
Total		$3,454,321		$2,372,452		$486,291		$2,177,704

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated OCI into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Gross Amount Gain (Loss) Recognized in OCI
	Three months ended March 31,
	2009	2008
Derivatives in Statement 133 - Cash Flow Hedging Relationships
Interest Rate Lock Commitments	$2,762,820	$3,068,244
Interest Rate Swaps	$10,462	$(99,498)
Total	$2,773,282	$2,968,746

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009 (Unaudited)

11)    Total Commitments and Contingencies

On December 31, 2008, the Company entered into a Coinsurance Funds Withheld Reinsurance Agreement with Continental American Insurance Company (“Continental American”), a South Carolina domiciled insurance company, effective November 30, 2008. The Company ceded to Continental American 100% of a block of deferred annuities in the amount of $4,828,487 as of December 31, 2008 and retained the assets and recorded a funds held under coinsurance liability for the same amount. Continental American has agreed to pay the Company an initial ceding commission of $60,000 and a quarterly management fee of $16,500 per quarter to administer the policies. The Company will also receive a 90% experience refund for any profits on the business. The Company has the right to recapture the business on any date if mutually agreed and with 90 days written notice to Continental American.

The Company has commitments to fund residential construction loans. As of March 31, 2009, the Company had commitments of $36,528,776 for these loans, of which $33,397,869 had been funded. These loans are for new construction. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% to 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 1% to 2% over the bank prime rate (3.25% as of March 31, 2009). Maturities range between six and twelve months.

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
March 31, 2009 (Unaudited)

11)    Total Commitments and Contingencies (Continued)

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

During 2007 and 2008, SecurityNational Mortgage made $1,730,000 in total payments to Aurora Loan Services pursuant to the Indemnification Agreement. During the three months ended March 31, 2009, SecurityNational Mortgage made no payments to Aurora Loan Services, but $625,000 in payments were made in April 2009. When SecurityNational Mortgage entered into the Indemnification Agreement, it anticipated using basis point holdbacks from loan production credits toward satisfying the $125,000 monthly obligations. Because Aurora Loan Services discontinued purchasing mortgage loans from SecurityNational Mortgage shortly after the Indemnification Agreement was executed, SecurityNational Mortgage has not had the benefit of using the basis point holdbacks toward payment of the $125,000 monthly obligations.

During 2008, funds were paid out of the reserve account to indemnify $1,700,000 in losses from 22 mortgage loans that were among the 54 mortgage loans with alleged breaches which were listed on the attachment to the Indemnification Agreement. The estimated potential losses from the remaining 32 mortgage loans listed on the attachments, which would require indemnification by SecurityNational Mortgage for such losses, is $3,357,000. Moreover, Aurora Loan Services has made a request to be indemnified for losses related to ten mortgage loans not listed on the attachment to the Indemnification Agreement. Aurora Loan Services claims the total amount of such potential losses is $2,746,000.  During 2008, the Company recognized losses related to this matter of $1,636,000; however, management cannot fully determine the total losses, if any, nor the rights that the Company may have as a result of Lehman Brothers’ and Aurora Loan Services’ refusal to purchase subsequent loans under the Indemnification Agreement. The Company has accrued $500,000 for losses as of March 31, 2009.

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
March 31, 2009 (Unaudited)

11)    Total Commitments and Contingencies (Continued)

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

Mortgage Operations

During the three months ended March 31, 2009, SecurityNational Mortgage experienced an increase in revenues and expenses due to the increase in mortgage loan revenue. SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from independent brokers and correspondents. SecurityNational Mortgage funds the loans from internal cash flows and loan purchase agreements with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and correspondents a commission for loans that are brokered through SecurityNational Mortgage. For the three months ended March 31, 2009 and 2008, SecurityNational Mortgage originated and sold 4,935 loans ($939,413,000 total volume) and 4,507 loans ($870,395,000 total volume, respectively.

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

SecurityNational Mortgage has loan purchase agreements with unaffiliated warehouse banks. The total amount available under these loan purchase agreements at March 31, 2009 was $250,000,000. As of March 31, 2009, mortgage loans totaling approximately $156,403,000 have been sold to warehouse banks and were outstanding.  The terms of the loan purchase agreements are typically for one year, with interest rates ranging from 1.5% to 2.25% over the 30 days LIBOR rate (from 1.97% to 2.72% as of March 31, 2009). SecurityNational Mortgage renewed one of its loan purchase agreements that expired on September 30, 2008 for another one year term. The other loan purchase agreement was closed in March 2009. The Company is actively pursuing purchase agreements with other warehouse banks.

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

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The Company accrues a monthly allowance for indemnification losses to investors of .20% (20 basis points) of total production. This estimate is based on the Company’s historical experience. The amount accrued for the three months ended March 31, 2009 was $5,385,000 and the charge to expense has been included in other general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses, and as of March 31, 2009 the balance was $5,337,000.

Purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled. Depending on market conditions, these commitment settlement dates can be extended at a cost to the Company. Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount. The Company’s historical data shows that 99% of all loans originated by the Company are generally settled by the investors as agreed within 16 days after delivery. There are situations when the Company determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in the Company’s best interest to repurchase those loans from the warehouse banks. It is the Company's policy to cure any documentation problems with respect to such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce purchase commitments from third-party investors concerning mortgage loans. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedy methods include, but are not limited to:

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

Determining lower of cost or market: Cost is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Market value is often difficult to determine, but is based on the following:

•	For loans that have an active market, we use the market price on the repurchased date.
•	For loans where there is no market but there is a similar product, we use the market value for the similar product on the repurchased date.
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

The mortgage industry is still experiencing substantial change due to higher than expected delinquencies from subprime loans. The market for new subprime loans has been substantially reduced and several mortgage companies whose primary product was subprime mortgage originations have ceased operations. The Company funded $5,505,000 (0.14% of the Company’s production) in subprime loans during the twelve months ended December 31, 2007 and eliminated subprime loans from its product offerings in August 2007. The Company believes that its potential losses from subprime loans are minimal.

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

As a result of the volatile secondary market for mortgage loans, the Company sold mortgage loans to certain third party investors in 2007 and 2008 that experienced financial difficulties and were not able to settle the loans. The total amount of these loans was $52,556,000, of which $36,499,000 were in loans where the secondary market no longer exists. Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with SFAS No. 140, accounted for the loans retained in the same manner as a purchase of the assets from the former transferee(s) in exchange for liabilities assumed. At the time of repurchase, the loans were determined to be held for investment, and the fair value of the loans was determined to approximate the unpaid principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The financial statements reflect the transfer of the mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate”. The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

As is standard in the industry, the Company received payments on the mortgage loans during the time period between the sale date and settlement or repurchase date. During this period the Company services these loans through Security National Life, its life insurance subsidiary.

As of March 31, 2009, the Company’s long term mortgage loan portfolio had $24,488,000 in unpaid principal with delinquencies more than 90 days. Of this amount $18,863,000 was in foreclosure proceedings. The Company has not received or recognized any interest income on the $24,488,000 in mortgage loans with delinquencies more than 90 days. During the twelve months ended March 31, 2009, the Company increased its allowance for mortgage losses by $781,000, which was charged to loan loss expense and included in other general and administrative expenses for the period. The allowance for mortgage loan losses as of March 31, 2009 was $5,561,000.

Also at March 31, 2009, the cumulative total the Company has foreclosed on is $26,238,000 in long term mortgage loans. The foreclosed property was shown in real estate. The Company is able to carry the foreclosed property in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell.

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

During 2007 and 2008, SecurityNational Mortgage made $1,730,000 in total payments to Aurora Loan Services pursuant to the Indemnification Agreement. During the three months ended March 31, 2009, SecurityNational Mortgage made no payments to Aurora Loan Services, but $625,000 in payments were made in April 2009. When SecurityNational Mortgage entered into the Indemnification Agreement, it anticipated using basis point holdbacks from loan production credits toward satisfying the $125,000 monthly obligations. Because Aurora Loan Services discontinued purchasing mortgage loans from SecurityNational Mortgage shortly after the Indemnification Agreement was executed, SecurityNational Mortgage has not had the benefit of using the basis point holdbacks toward payment of the $125,000 monthly obligations.

During 2008, funds were paid out of the reserve account to indemnify $1,700,000 in losses from 22 mortgage loans that were among the 54 mortgage loans with alleged breaches which were listed on the attachment to the Indemnification Agreement. The estimated potential losses from the remaining 32 mortgage loans listed on the attachment, which would require indemnification by SecurityNational Mortgage for such losses, is $3,357,000. Moreover, Aurora Loan Services has made a request to be indemnified for losses related to ten mortgage loans not listed on the attachment to the Indemnification Agreement. Aurora Loan Services claims the total amount of such potential losses is $2,746,000.  During 2009, the Company recognized losses related to this matter of $1,636,000; however, management  cannot fully determine the total losses, if any, nor the rights that the Company may have as a result of Lehman Brothers' and Aurora Loan Services' refusal to purchase other loans under the Indemnification Agreement.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total revenues increased by $6,271,000, or 11.8%, to $59,492,000 for the three months ended March 31, 2009, from $53,221,000 for the three months ended March 31, 2008. Contributing to this increase in total revenues was a $6,765,000 increase in mortgage fee income, a $1,048,000 increase in insurance premiums and other considerations, a $43,000 increase in realized gains on investments and other assets, and a $190,000 increase in other revenues. This increase in total revenues was partially offset by a $1,156,000 decrease in investment income, and a $619,000 decrease in net mortuary and cemetery sales.

Insurance premiums and other considerations increased by $1,048,000, or 12.0%, to $9,784,000 for the three months ended March 31, 2009, from $8,736,000 for the comparable period in 2008. This increase was primarily the result of additional premiums realized from new insurance sales, and the acquisition of Southern Security Life Insurance Company on December 18, 2008.

Net investment income decreased by $1,156,000, or 16.0%, to $6,048,000 for the three months ended March 31, 2009, from $7,204,000 for the comparable period in 2008. This reduction was primarily attributable to decreased interest income from mortgage loans on real estate and construction lending, and a reduction in the yields on bonds.

Net mortuary and cemetery sales decreased by $619,000, or 17.2%, to $2,971,000 for the three months ended March 31, 2009, from $3,590,000 for the comparable period in 2008. This reduction was due to a decrease in at-need sales in the mortuary operations and a decrease in pre-need land sales of burial spaces in the cemetery operations.

Realized gains on investments and other assets increase by $43,000 or 187.0% to a $66,000 realized gain for the three months ended March 31, 2009, from a $23,000 realized gain for the comparable period in 2008. This increase in realized losses on investments was due to gains from the sale of bonds.

Mortgage fee income increased by $6,765,000, or 20.2%, to $40,254,000 for the three months ended March 31, 2009, from $33,489,000 for the comparable period in 2008. This increase was primarily attributable to an increase in loan fees charged to originate loans and secondary gains on mortgage loan production.

Other revenues increased by $190,000, or 106.1%, to $369,000 for the three months ended March 31, 2009 from $179,000 for the comparable period in 2008. This increase was due to an increase of interest on mortgage investments and increases in several small income items throughout the Company's operations.

Total benefits and expenses were $54,552,000, or 91.7% of total revenues, for the three months ended March 31, 2009, as compared to $51,277,000, or 96.3% of total revenues, for the comparable period in 2008. This decrease primarily resulted from the improved profitability of SecurityNational Mortgage Company.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $333,000, or 3.9%, to $8,828,000 for the three months ended March 31, 2009, from $8,495,000 for the comparable period in 2008. This increase was primarily the result of increased insurance business, increased reserves for policyholder benefits that were partially offset by decreases in death claims, and increased cash surrenders of policies.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $837,000, or 72.9%, to $1,985,000 for the three months ended March 31, 2009, from $1,148,000 for the comparable period in 2008. This increase was primarily due to an increase in new business and the purchase of Southern Security Life Insurance Company on December 18, 2008.

General and administrative expenses increased by $3,266,000, or 8.4%, to $42,031,000 for the three months ended March 31, 2009, from $38,765,000 for the comparable period in 2008. Salaries increased by $620,000 from $6,266,000 in 2008 to $6,886,000 in 2009, primarily due to merit increases in salaries of existing employees and an increase in the number of employees necessitated by the Company's growing business operations. Other expenses increased by $4,715,000 from $9,763,000 in 2008 to $14,478,000 in 2009. The increase in other expenses primarily resulted from increased costs and increased loan reserve and loan allowance balances at SecurityNational Mortgage Company. This increase was partially offset by a decrease in commission expenses of $2,068,000, from $22,736,000 in the first quarter of 2008 to $20,668,000 in the first quarter of 2009, due to decreased mortgage loan origination costs made by SecurityNational Mortgage, a decrease in sales at the cemetery operations, and a decrease in life insurance sales during the first quarter of 2009.

Interest expense decreased by $1,091,000, or 49.8%, to $1,100,000 for the three months ended March 31, 2009, from $2,191,000 for the comparable period in 2008. This reduction was primarily due to decreased warehouse lines of credit required for a reduced number of warehoused mortgage loans by SecurityNational Mortgage.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $70,000, or 10.3%, to $607,000 for the three months ended March 31, 2009, from $677,000 for the comparable period in 2008. This decrease was primarily due to decreased at-need cemetery sales and mortuary sales.

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

During the three months ended March 31, 2009 and March 31, 2008, the Company's operations provided cash of $1,293,000, and $19,338,000, respectively. This was due primarily to an increase of $13,240,000 in 2009 and a decrease of $13,074,000 in 2008 in the balance of mortgage loans sold to investors.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $122,765,000 as of March 31, 2009 compared to $126,583,000 as of December 31, 2008. This represents 40.0% and 41.6% of the total investments as of March 31, 2009, and December 31, 2008, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2009, 3.7% (or $4,550,000) and at December 31, 2008, 2.8% (or $3,485,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The amortized cost and contractual payments on mortgage loans on real estate available for sale by category are shown below. Expected principal payments may differ from contractual obligations because certain borrowers may elect to pay off mortgage obligations with or without early payment penalties.

The Company measures certain investments at fair value, in accordance with SFAS No. 157, Fair Value Measurements:

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at March 31, 2009.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Investment in securities available for sale	$5,750,758	$5,750,758	$-	$-
Short-term investments	7,424,101	7,424,101	-	-
Restricted assets of cemeteries and mortuaries	1,365,450	1,365,450	-	-
Cemetery perpetual care trust investments	1,818,037	1,818,037	-	-
Derivatives - interest rate lock commitments	3,125,051	-	-	3,125,051
Total assets accounted for at fair value on a recurring basis	$19,483,397	$16,358,346	$-	$3,125,051

Liabilities accounted for at fair value on a recurring basis
Investment-type insurance contracts	$(111,185,553)	$-	$-	$(111,185,553)
Derivatives: Bank loan interest rate swaps	(157,021)	-	-	(157,021)
Total liabilities accounted for at fair value on a recurring basis	$(111,342,574)	$-	$-	$(111,342,574)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2008	$(112,351,916)	$362,231	$(167,483)
Total Gains (Losses):
Included in earnings	1,166,363	-	-
Included in other comprehensive income	-	2,762,820	10,462
Balance - March 31, 2009	$(111,185,553)	$3,125,051	$(157,021)

The items shown under level one are valued as follows:

On a quarterly basis, the Company reviews its available-for-sale fixed investment securities related to corporate securities and other public utilities, consisting of bonds and preferred stocks that are in a loss position. The review involves an analysis of the securities in relation to historical values, and projected earnings and revenue growth rates. Based on the analysis, a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other than temporary, the security is written down to the impaired value and an impairment loss is recognized.

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

The items shown under level three are valued as follows:

Investment type insurance contracts. Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest credit rates for interest-sensitive insurance products ranged from 4% to 6.5%.

Interest rate lock commitments. The Company’s mortgage banking activities enters into new practices relating to mortgage loan commitments, including interest rate lock commitments with potential borrowers and forward commitments to sell loans to third-party investors. The Company also implemented a hedging strategy for these transactions. A mortgage loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after inception of the mortgage loan commitment. Mortgage loan commitments are derivatives under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended and are recognized at fair value on the consolidated balance sheet with changes in their fair values recorded as part of other comprehensive income from mortgage banking operations.

Bank loan interest rate swaps. Management considers the interest rate swap instruments to be an effective cash flow hedge against the variable interest rate on bank borrowings since the interest rate swaps mirror the term of the note payable and expire on the maturity date of the bank loans they hedge. The interest rate swaps are a derivative financial instruments carried at their fair value.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2009, and December 31, 2008, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank debt and notes payable were $67,037,000 as of March 31, 2009, as compared to $60,552,000 as of December 31, 2008. Stockholders’ equity as a percent of total capitalization was 87.7% and 89.0% as of March 31, 2009 and December 31, 2008, respectively. Bank debt and notes payable increased $1,693,000 for the three months ended March 31, 2009 when compared to December 31, 2008, thus decreasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2008 was 9.0% as compared to a rate of 7.9% for 2007. The 2009 lapse rate to date has been approximately the same as 2008.

At March 31, 2009, $20,354,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the annual report on Form 10-K filed for the year ended December 31, 2008.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2009. Based upon the evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2009. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as of March 31, 2009.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining a comprehensive system of internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets, and the reliability of the financial records. The internal control system was designed to provide reasonable assurance to management and the Company's Board of Directors regarding the preparation and fair presentation of published financial statements. The system of internal control over financial reporting provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The criteria or framework upon which management relied in evaluating the effectiveness of the Company’s internal control over financial reporting was set forth in Internal Controls -- Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of the Company's evaluation, management concluded that the internal control over financial reporting was effective as of March 31, 2009.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Part II  - Other Information

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

As of March 31, 2009, the Company’s long term mortgage loan portfolio had $24,488,000 in unpaid principal with delinquencies more than 90 days. Of this amount $18,863,000 was in foreclosure proceedings. The Company has not received any interest income on the $24,488,000 in mortgage loans with delinquencies more than 90 days. During the quarter ended March 31, 2009, the Company has increased its allowance for mortgage loan losses by $781,000 which allowance was charged to loan loss expense and is included in other general and administrative expenses for the period. The allowance for mortgage loan losses as of March 31, 2009 was $5,561,000.

Also, at March 31, 2009, the Company had foreclosed on $26,238,073 in long term mortgage loans. The foreclosed property is shown in real estate. The Company will be able to carry the foreclosed property in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is feasible to sell.

In addition to the allowance for mortgage loan losses, the Company also accrues a monthly allowance for indemnification losses to investors of .20% (20 basis points) of total production. The amount accrued for the three months ended March 31, 2009 was $5,385,000 and included in other general and administrative expenses. The reserve for indemnification losses is included in other liabilities and, as of March 31, 2009, the balance was $5,337,000.

SecurityNational Mortgage has entered into loan purchase agreements with unaffiliated warehouse banks. The total amount available under these loan purchase agreements at March 31, 2009 was $250,000,000. As of March 31, 2009, mortgage loans totaling approximately $156,403,000 have been sold and were outstanding.  The terms of the loan purchase agreements are typically for one year, with interest rates ranging from 1.5% to 2.25% over the 30 days LIBOR rate (from 1.97% to 2.72% as of March 31, 2009). SecurityNational Mortgage renewed one of its loan purchase agreements that expired on September 30, 2008 for another one year term. The other loan purchase agreement is a non-committed purchase agreement with no expiration date; however, the Company received notice from the warehouse bank and the agreement was terminated in February 2009. The Company is actively pursuing purchase agreements with other warehouse bank.

The following is a description of the most significant additional risks facing the Company and how it mitigates those risks:

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

None

Item 5.    Other Information.

Acquisition of Southern Security Life Insurance Company, a Mississippi Insurance Company

On December 18, 2008, Security National Financial Corporation, through its wholly owned subsidiary, Security National Life, completed a stock purchase transaction with Southern Security Life Insurance Company, a Mississippi domiciled insurance company ("Southern Security"), and its shareholders to purchase all of the outstanding shares of common stock of Southern Security from its shareholders. Under the terms of the transaction as set forth in the Stock Purchase Agreement among Security National Life, Southern Security and the shareholders of Southern Security, Security National Life paid to the shareholders of Southern Security purchase consideration equal to $1,352,000, representing the capital and surplus, interest maintenance reserve, and asset valuation reserve of Southern Security as of September 1, 2008, the date that Security National Life assumed administrative control over Southern Security, plus $1,500,000, representing the ceding commission that had been paid on August 29, 2008, plus $75,883, representing an allowance for the actual losses experienced by Southern Security in the second quarter ended June 30, 2008, less certain adjustments. Thus, the total purchase price before adjustments was $2,928,000.

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

The Stock Purchase Agreement further provided that Security National Life and Southern Security were to enter into a reinsurance agreement contemporaneous with the execution of such Stock Purchase Agreement. Under the terms of this reinsurance agreement, Security National Life is required to reinsure all of the in force and future insurance liabilities of Southern Security. On August 29, 2008, in furtherance of the requirements of the Stock Purchase Agreement, Security National Life and Southern Security entered into a reinsurance agreement (the “Reinsurance Agreement”) to reinsure the majority of the in force business of Southern Security, as reinsurer, to the extent permitted by the Mississippi Department of Insurance. Security National Life also assumed complete administrative control of all of the then current and future insurance related business operations of Southern Security. Pursuant to the terms of the Reinsurance Agreement, Security National Life paid a ceding commission to Southern Security in the amount of $1,500,000.

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

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (4)
3.2	Amended Bylaws (6)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
10.2	2003 Stock Option Plan (5)
10.3	2006 Director Stock Option Plan (12)
10.4	Deferred Compensation Agreement with George R. Quist (2)
10.5	Deferred Compensation Plan (3)
10.6	Employment agreement with J. Lynn Beckstead, Jr. (7)
10.7	Employment agreement with Scott M. Quist (8)
10.8	Agreement and Plan of Complete Liquidation of Southern Security Life Insurance Company into Security National Life Insurance Company (9)
10.9	Assignment between Southern Security Life Insurance Company and Security National Life Insurance Company (9)
10.10	Assignment between Southern Security Life Insurance Company and Security National Life Insurance Company (10)
10.11	Unit Purchase Agreement among Security National Financial Corporation, C & J Financial, LLC, Henry Culp, Jr., and Culp Industries Inc. (11)
10.12	Consulting Agreement with Henry Culp, Jr., (11)
10.13	Employment Agreement with Kevin O. Smith (11)
10.14	Non-Competition and Confidentiality Agreement with Henry Culp, Jr. (11)
10.15	Stock Purchase Agreement among Security National Life Insurance Company, Capital Reserve Life Insurance Company, and the shareholders of Capital Reserve Life Insurance Company (12)
10.16	Indemnification Agreement among Security National Life Insurance Company, Capital Reserve Life Insurance Company, and the shareholders of Capital Reserve Life Insurance Company (13)
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

10.22	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services, LLC (17)
10.23	Subsidiaries of the Registrant
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
        (17)  Incorporated by reference from Report on Form 10-K, as filed on March 31, 2009

(b)   Reports on Form 8-K:

Current report on Form 8-K, as filed on January 7, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: May 15, 2009	/s/ George R. Quist
George R. Quist
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2009	/s/ Stephen M. Sill
Stephen M. Sill
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)