Form 10-Q
period 2009-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2009-08-14
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009, or

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
Yes [X] No___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	8,296,604
Title of Class	Number of Shares Outstanding as of
August 12, 2009

Class C Common Stock, $.20 par value	8,789,596
Title of Class	Number of Shares Outstanding as of
August 12, 2009

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer    X      Smaller reporting company ___
(Do not check if a smaller reporting company).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED JUNE 30, 2009

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page No.

	Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (unaudited)	3-4

	Condensed Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

PART II - OTHER INFORMATION

	Other Information	33-39

	Signature Page	40

	Certifications	41-44

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	June 30, 2009	December 31, 2008
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$116,084,872	$125,346,194
Fixed maturity securities, available for sale, at estimated fair value	1,176,709	1,236,562
Equity securities, available for sale, at estimated fair value	5,465,657	4,617,675
Mortgage loans on real estate and construction loans, held for investment net of allowances for losses of $5,621,573 and $4,780,467 for 2009 and 2008, respectively.	113,564,164	124,592,678
Real estate, net of accumulated depreciation	39,203,342	22,417,639
Policy, student and other loans net, of allowances for doubtful accounts	15,920,093	18,493,751
Short-term investments	6,225,891	5,282,986
Accrued investment income	2,084,600	2,245,201
Total investments	299,725,328	304,232,686
Cash and cash equivalents	45,330,815	19,914,110
Mortgage loans sold to investors	23,443,840	19,885,994
Receivables, net	11,391,167	13,135,080
Restricted assets of cemeteries and mortuaries	2,462,196	4,077,076
Cemetery perpetual care trust investments	1,924,592	1,840,119
Receivable from reinsurers	5,877,778	5,823,379
Cemetery land and improvements	10,601,156	10,626,296
Deferred policy and pre-need contract acquisition costs	33,147,383	32,424,512
Property and equipment, net	13,424,092	14,049,232
Value of business acquired	10,709,696	11,377,276
Goodwill	1,075,039	1,075,039
Other	3,032,166	3,343,726
Total Assets	$462,145,248	$441,804,525

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	June 30, 2009	December 31, 2008
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$330,991,633	$325,668,454
Unearned premium reserve	4,808,867	4,863,919
Bank loans payable	7,378,115	6,138,202
Notes and contracts payable	340,199	501,778
Deferred pre-need cemetery and mortuary contract revenues	13,345,380	13,467,132
Cemetery perpetual care obligation	2,715,534	2,647,984
Accounts payable	2,220,271	1,941,777
Other liabilities and accrued expenses	20,175,233	17,688,756
Income taxes	18,249,789	14,974,244
Total liabilities	400,225,021	387,892,246

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 8,295,238 shares in 2009 and 8,284,109 shares in 2008	16,590,476	16,568,218
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 8,803,257 shares in 2009 and 8,912,315 in 2008	1,760,651	1,782,463
Additional paid-in capital	18,239,831	17,985,848
Accumulated other comprehensive income and other items, net of taxes	1,556,468	417,101
Retained earnings	27,346,263	21,023,179
Treasury stock at cost; 1,455,511 Class A shares in 2009 and 1,598,568 Class A shares in 2008	(3,573,462)	(3,864,530)
Total stockholders' equity	61,920,227	53,912,279
Total Liabilities and Stockholders' Equity	$462,145,248	$441,804,525

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Revenues:
Insurance premiums and other considerations	$9,309,971	$9,114,934	$19,093,689	$17,850,532
Net investment income	5,255,832	7,548,332	11,303,834	14,752,582
Net mortuary and cemetery sales	3,402,250	3,391,243	6,373,246	6,981,238
Realized gains on investments and other assets	226,723	17,252	292,769	40,169
Mortgage fee income	39,545,590	40,106,305	79,799,784	73,595,595
Other	269,566	224,129	638,707	403,579
Total revenues	58,009,932	60,402,195	117,502,029	113,623,695

Benefits and expenses:
Death benefits	4,876,923	4,341,123	9,409,148	9,137,986
Surrenders and other policy benefits	360,905	350,874	875,910	972,145
Increase in future policy benefits	3,240,931	3,686,400	7,022,183	6,763,257
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,694,015	1,264,612	3,679,320	2,412,983
Selling general and administrative expenses:
Commissions	20,778,365	26,926,585	41,446,178	49,662,971
Salaries	6,740,660	6,649,609	13,626,477	12,915,438
Provision for loan losses	4,269,104	2,876,452	10,434,622	5,028,409
Other	10,280,145	8,638,618	18,592,324	16,249,351
Interest expense	662,867	1,952,591	1,762,994	4,144,076
Cost of goods and services sold-mortuaries and cemeteries	621,648	628,083	1,228,601	1,304,896
Total benefits and expenses	53,525,563	57,314,947	108,077,757	108,591,512

Earning before income taxes	4,484,369	3,087,248	9,424,272	5,032,183
Income tax expense	(1,393,980)	(986,615)	(3,100,873)	(1,556,094)
Net earnings	$3,090,389	$2,100,633	$6,323,399	$3,476,089

Net earnings per Class A Equivalent common share (1)	$0.40	$0.26	$0.82	$0.43

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.40	$0.26	$0.82	$0.43

Weighted-average Class A equivalent common share outstanding (1)	7,696,838	8,095,864	7,666,819	8,089,582

Weighted-average Class A equivalent common shares outstanding assuming-dilution (1)	7,696,838	8,171,511	7,666,819	8,176,668

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net cash provided by operating activities	$22,049,881	$69,217,329

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(6,081,944)	(2,174,222)
Calls and maturities - fixed maturity securities	15,414,024	15,027,422
Securities available for sale:
Purchase of equity securities	(1,400,080)	(14,699)
Sales-equity securities	826,586	605,059
Purchase of short-term investments	(14,296,660)	(21,403,313)
Proceeds from sale of short-term investments	13,353,755	17,838,341
Sales (Purchase) of restricted assets	1,639,358	(203,619)
Changes in assets for perpetual care trusts	(115,980)	(107,256)
Amount received for perpetual care trusts	67,550	68,531
Mortgage, policy, and other loans made	(12,141,761)	(68,267,113)
Payments received for mortgage, policy and other loans	8,200,013	23,154,837
Purchase of property and equipment	(365,552)	(737,074)
Disposal of property and equipment	845	81,352
Purchase of real estate	(3,178,555)	(3,682,210)
Sale of real estate	2,620,953	446,596
Net cash (used in) provided by investing activities	4,542,552	(39,367,368)

Cash flows from financing activities:
Annuity contract receipts	4,565,274	6,627,935
Annuity contract withdrawals	(7,130,158)	(10,812,757)
Sale of treasury stock	253,571	23,376
Repayment of bank loans on notes and contracts	(896,367)	(10,447,759)
Proceeds from borrowing on bank loans	2,031,952	2,548,060
Net cash used in financing activities	(1,175,728)	(12,061,145)

Net change in cash and cash equivalents	25,416,705	17,788,816

Cash and cash equivalents at beginning of period	19,914,110	5,203,060

Cash and cash equivalents at end of period	$45,330,815	$22,991,876

Non Cash Investing and Financing Activities
Mortgage loans sold to investors reclassified as mortgage loans on real estate and construction loans, held for investment	$16,616,672	$36,290,744

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009 (Unaudited)

1)     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K (file number 0-9341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Certain 2008 amounts have been reclassified to bring them into conformity with the 2009 presentation.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009 (Unaudited)

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim financial periods ending after June 15, 2009.  The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets.  SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 166 requires more disclosure about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.  SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. Earlier application is prohibited.  This statement must be applied to transfers occurring on or after the effective date.  The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 166.

3)      Comprehensive Income

For the three months ended June 30, 2009 and 2008, total comprehensive income amounted to $2,900,185 and $738,984, respectively.

For the six months ended June 30, 2009 and 2008, total comprehensive income amounted to $7,462,766 and $3,530,690, respectively.

4)      Stock-Based Compensation

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation expense for options issued of $89,100 and $118,113 has been recognized for these plans for the quarters ended June 30, 2009 and 2008, respectively, and $291,611 and $118,113 for the six months ended June 30, 2009 and 2008, respectively. Deferred tax has been recognized related to the compensation expense for $30,294 and $40,158 for the quarters ended June 30, 2009 and 2008, respectively and $99,148 and $40,158 for the six months ended June 30, 2009 and 2008, respectively.

Options to purchase 211,000 shares of the Company’s common stock were granted March 31, 2008. The fair value relating to stock-based compensation is $453,650 and was expensed as options became available to exercise at the rate of 25% at the end of each quarter over the twelve months ended March 31, 2009.

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
June 30, 2009 (Unaudited)

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

5)      Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended June 30,
	2009	2008
Numerator:
Net earnings	$3,090,389	$2,100,633
Denominator:
Basic weighted-average shares outstanding	7,696,838	8,095,864
Effect of dilutive securities:
Employee stock options	-	75,647
Dilutive potential common shares	-	75,647
Diluted weighted-average shares outstanding	7,696,838	8,171,511

Basic gain per share	$0.40	$0.26

Diluted gain per share	$0.40	$0.26

	Six Months Ended June 30,
	2009	2008
Numerator:
Net earnings	$6,323,399	$3,476,089
Denominator:
Basic weighted-average shares outstanding	7,666,819	8,089,582
Effect of dilutive securities:
Employee stock options	-	87,086
Dilutive potential common shares	-	87,086
Diluted weighted-average shares outstanding	7,666,819	8,176,668

Basic gain per share	$0.82	$0.43

Diluted gain per share	$0.82	$0.43

Earnings per share amounts have been adjusted for the effect of annual stock dividends. For the three months ended June 30, 2009 and 2008 the antidilutive employee stock options were 303,225 and 41,307, respectively. For the six months ended the June 30, 2009 and 2008 antidilutive employee stock options were 303,225 and 33,064, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009 (Unaudited)

6)      Business Segment

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated
For the Three Months Ended
June 30, 2009
Revenues from
external customers	$13,218,812	$3,803,062	$40,988,058	$-	$58,009,932

Intersegment revenues	1,366,732	95,303	50,810	(1,512,845)	-

Segment profit (loss)
before income taxes	363,661	151,353	3,969,355	-	4,484,369

For the Three Months Ended
June 30, 2008
Revenues from
external customers	$13,115,350	$3,724,913	$43,561,932	$-	$60,402,195

Intersegment revenues	1,349,995	23,001	91,197	(1,464,193)	-

Segment profit
before income taxes	547,131	(15,299)	2,555,416	-	3,087,248

For the Six Months Ended
June 30, 2009
Revenues from
external customers	$27,177,230	$6,984,157	$83,340,642	$-	$117,502,029

Intersegment revenues	2,429,986	177,894	102,596	(2,710,476)	-

Segment profit (loss)
before income taxes	51,461	396,914	8,975,897	-	9,424,272

Identifiable Assets	425,588,966	87,315,916	39,402,323	(90,161,957)	462,145,248

For the Six Months Ended
June 30, 2008
Revenues from
external customers	$25,944,742	$7,592,785	$80,086,168	$-	$113,623,695

Intersegment revenues	2,977,824	46,002	189,187	(3,213,013)	-

Segment profit
before income taxes	962,353	364,108	3,705,722	-	5,032,183

Identifiable Assets	393,089,113	63,266,862	27,116,283	(65,849,015)	417,623,243

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009 (Unaudited)

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
June 30, 2009 (Unaudited)

7)     Fair Value of Financial Assets and Financial Liabilities (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at June 30, 2009.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Investment in securities available for sale	$6,642,366	$6,642,366	$-	$-
Short-term investments	6,225,891	6,225,891	-	-
Restricted assets of cemeteries and mortuaries	1,580,839	1,580,839	-	-
Cemetery perpetual care trust investments	1,924,592	1,924,592	-	-
Derivatives - interest rate lock commitments	2,025,206	-	-	2,025,206
Total assets accounted for at fair value on a recurring basis	$18,398,894	$16,373,688	$-	$2,025,206

Liabilities accounted for at fair value on a recurring basis
Investment-type insurance contracts	$(110,738,686)	$-	$-	$(110,738,686)
Derivatives: Bank loan interest rate swaps	(110,232)	-	-	(110,232)
Total liabilities accounted for at fair value on a recurring basis	$(110,848,918)	$-	$-	$(110,848,918)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2008	$(112,351,916)	$362,231	$(167,483)

Total Gains (Losses):

Included in earnings	1,613,230	-	-

Included in other
comprehensive income		1,662,975	57,251

Balance - June 30, 2009	$(110,738,686)	$2,025,206	$(110,232)

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
June 30, 2009 (Unaudited)

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

8)     Other Business Activity

Mortgage Operations

SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from independent brokers and retail offices. SecurityNational Mortgage funds the loans from internal cash flows and loan purchase agreements with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and correspondents a commission for loans that are brokered through SecurityNational Mortgage. For the six months ended June 30, 2009, and 2008, SecurityNational Mortgage originated and sold 9,781 loans ($1,824,623,109 total volume) and 9,790 loans ($1,889,004,323 total volume), respectively.

SecurityNational Mortgage has loan purchase agreements to originate and sell loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreements at June 30, 2009 was $250,000,000. SecurityNational Mortgage originates the loans and immediately sells them to the warehouse bank as more fully described below. As of June 30, 2009, mortgage loans totaling $126,071,979 have been sold to warehouse banks and settlement with the third party investor was still pending. Since the mortgage loans have been sold to the warehouse banks, SecurityNational Mortgage is not obligated, except in the circumstances mentioned below, to pay the amounts outstanding on the mortgage loans, but does pay a fee in the form of interest on a portion of the mortgage loans between the date of the sale of the loans to the warehouse bank and the date of the settlement with the third party investor. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 1.5% to 2.25% over the 30 days LIBOR rate (from 1.81% to 2.55% as of June 30, 2009). SecurityNational Mortgage renewed one of its loan purchase agreements that expired on September 30, 2008 for another one year term. The other loan purchase agreement was terminated in March 2009. The Company is actively pursuing purchase agreements with other warehouse banks.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009 (Unaudited)

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

The Company sells all loans to third party investors without recourse. However, the Company may be required to repurchase loans or pay a fee instead of repurchase under certain events such as the following:

•	Failure to deliver original documents specified by the investor.
•	The existence of misrepresentation or fraud in the origination of the loan.
•	The loan becomes delinquent due to nonpayment during the first several months after it is sold.
•	Early pay-off of a loan, as defined by the agreements.
•	Excessive time to settle a loan.
•	Investor declines purchase.
•	Discontinued product and expired commitment.

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

The appraised value of the real estate underlying the original loan adds significance to the Company’s determination of fair value since, if the loan becomes delinquent, the Company has sufficient value to collect the unpaid principal balance or the carrying value of the loan. In determining the market value on the date of repurchase, the Company considers the total value of all the loans since any sale of loans would be made as a pool.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009 (Unaudited)

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

As a result of the volatile secondary market for mortgage loans, the Company sold mortgage loans to certain third party investors in 2007 and 2008 that experienced financial difficulties and were not able to settle the loans. The total amount of these loans was approximately $52,556,000, of which approximately $36,499,000 were in loans where the secondary market no longer exists. Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with SFAS No. 140, accounted for the loans retained in the same manner as a purchase of the assets from the former transferee(s) in exchange for liabilities assumed. At the time of repurchase, the loans were determined to be held for investment, and the fair value of the loans was determined to approximate the unpaid principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The 2008 financial statements reflect the transfer of the mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate”. The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

As is standard in the industry, the Company received payments on the mortgage loans during the time period between the sale date and settlement or repurchase date. During this period, the Company services these loans through Security National Life, its life insurance subsidiary.

As of June 30, 2009, the Company’s long term mortgage loan portfolio had $18,068,088 in unpaid principal with delinquencies more than 90 days. Of this amount $13,362,897 was in foreclosure proceedings. The Company has not received or recognized any interest income on the $18,068,088 in mortgage loans with delinquencies more than 90 days. During the three and six months ended June 30, 2009, the Company increased its allowance for mortgage losses by $61,383 and $842,337, respectively, which was charged to loan loss expense and included in selling, general and administrative expenses for the period. The allowance for mortgage loan losses as of June 30, 2009 was $5,621,573.

Also at June 30, 2009, the cumulative total the Company has foreclosed on is $35,919,370 in long term mortgage loans. The foreclosed property was shown in real estate. The Company is able to carry the foreclosed properties in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

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

The Company placed $443,500 of funds in an escrow account with the Company’s law firm which funds have been included in the accompanying condensed consolidated balance sheets at June 30, 2009 and December 31, 2008 in receivables with the liability payable to the selling shareholders of an equal amount included in other liabilities and accrued expenses.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009 (Unaudited)

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

	For the Three Months June 30, 2008 (unaudited)	For the Six Months June 30, 2008 (unaudited)
Total revenues	$61,094,000	$115,007,000
Net earnings	$2,154,000	$3,583,000
Net earnings per Class A equivalent common share	$0.27	$0.44
Net earnings per Class A equivalent common share assuming dilution	$0.27	$0.44

Letter Agreement with Florida Office of Insurance Regulation to Cease Writing New Insurance in Florida

After several months of discussions with the Florida Office of Insurance Regulation concerning the categorization of certain admitted assets, Security National Life received a letter dated June 17, 2009, in which Florida indicated its rejection of Security National Life's position and requested that Security National Life either infuse additional capital or cease writing new business in the State of Florida.  Florida’s decision was based upon excess investments in subsidiaries by Security National Life and Florida’s determination to classify as property acquired and held for the purposes of investment, certain real property that Security National Life acquired in satisfaction of creditor rights and subsequently rented to tenants.  These determinations resulted in Security National Life exceeding certain investment limitations under Florida law and in a corresponding capital and surplus deficiency as of March 31, 2009.  Florida has acknowledged that the deficiency may be cured by the infusion of additional capital in the amount of the excess investments.

Security National Life strongly disagrees with Florida’s interpretation of the Florida statutes, including Florida’s opinion that $21,672,000 of real property that Security National Life acquired in satisfaction of creditor rights as of March 31, 2009 must be included in an investment category that is subject to a limitation of only 5% of admitted assets (which category consists of real estate acquired and held for investment purposes) rather than in the investment category that is subject to a limitation of 15% of admitted assets (which category includes real estate acquired in satisfaction of loans, mortgages, or debts).  In rendering its opinion, Florida did not suggest that the real property assets of Security National Life are not fairly stated. The letter further stated that Security National Life may not resume writing insurance in Florida until such time as it regains full compliance with Florida law and receives written approval from Florida authorizing it to resume writing insurance.

On June 18, 2009, Security National Life responded by letter to Florida and expressed its disagreement with Florida’s interpretation of the Florida statutes but, for practical purposes, agreed, beginning as of June 30, 2009 and continuing until Florida determines that Security National Life has attained full compliance with the Florida statutes, to cease originating new insurance policies in Florida and not to enter into any new reinsurance agreements with any Florida domiciled insurance company.  The State of Utah, Security National Life’s state of domicile, has not determined Security National Life to have a capital and surplus deficiency, nor is Security National Life aware of any state, other than Florida, in which Security National Life is determined to have a capital and surplus deficiency.

During 2008, the annualized premiums for new insurance policies written by Security National Life in Florida were $464,000, or 4.7% of the total amount of $9,901,000 in annualized premiums for new insurance policies written by Security National Life during the same period.  Security National Life is in the process of preparing an application to be submitted to Florida for approval of a Florida only subsidiary for all new insurance business written in Florida.  Security National Life believes that if Florida were to approve a Florida only subsidiary, Security National Life would be able to resume writing new insurance policies in Florida in full compliance with the Florida statutes relating to investments in real estate and subsidiaries.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009 (Unaudited)

9)     Allowance for Loan Losses and Loan Loss Reserve

The Company provides allowances for losses on its mortgage loans through an allowance for loan losses (a contra-asset account) and through the mortgage loan loss reserve (a liability account). The allowance for loan losses and doubtful accounts is an allowance for losses on the Company’s mortgage loans held for investment. When a mortgage loan is past due more than 90 days, the Company, where appropriate, sets up an allowance to approximate the excess of the carrying value of the mortgage loan over the estimated fair value of the underlying real estate collateral. Once a loan is past due more than 90 days the Company does not accrue any interest income and proceeds to foreclose on the real estate. All expenses for foreclosure are expensed as incurred. Once foreclosed, the carrying value approximates its fair value and the amount is classified as real estate. The Company is able to carry the foreclosed properties and will rent the properties until it is deemed desirable to sell them.

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$5,561,421	$1,797,491	$4,780,467	$1,435,131
Provisions for losses	61,383	1,270,125	842,337	1,720,125
Charge-offs	(1,231)	(121,307)	(1,231)	(208,947)
Balance, June 30, 2009	$5,621,573	$2,946,309	$5,621,573	$2,946,309

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

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The Company accrues a monthly allowance for indemnification losses to investors of .20% (20 basis points) of total production. This estimate is based on the Company’s historical experience. The amount accrued for the three and six months ended June 30, 2009 was $5,052,577 and $9,792,284, respectively and the charge to expense has been included in selling general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses, and as of June 30, 2009, the balance was $7,833,133.

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	2009	2008	2009	2008
Balance, beginning of period	$5,337,012	$3,305,746	$2,775,452	$2,356,309
Provisions for losses	5,052,577	1,782,763	9,792,284	3,308,283
Charge-offs	(2,556,456)	(2,921,176)	(4,734,603)	(3,497,259)
Balance, at June 30, 2009	$7,833,133	$2,167,333	$7,833,133	$2,167,333

The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of the balance sheet date.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009 (Unaudited)

10)   Derivative Investments (Continued)

The following table shows the fair value of derivatives as of  June 30, 2009 and December 31, 2008.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Interest rate lock commitments	other assets	$2,128,285	other assets	$2,372,452	other liabilities	$103,079	other liabilities	$2,010,221

Interest rate swaps	--	--	--	--	Bank loans payable	110,231	Bank loans payable	167,483
Total		$2,128,285		$2,372,452		$213,310		$2,177,704

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Gross Amount Gain (Loss) Recognized in OCI
	Three months ended June 30,
Derivatives in Statement 133 - Cash Flow Hedging Relationships	2009	2008
Interest Rate Lock Commitments	$(1,099,845)	$(1,343,958)
Interest Rate Swaps	46,789	80,390
Total	$(1,053,056)	$(1,263,568)

	Six months ended June 30,
	2009	2008
Interest Rate Lock Commitments	$1,662,975	$1,724,286
Interest Rate Swaps	57,251	(19,108)
Total	$1,720,226	$1,705,178

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009 (Unaudited)

11)   Commitments and Contingencies

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

The Company has commitments to fund residential construction loans. As of June 30, 2009, the Company had commitments of $31,932,992 for these loans, of which $30,431,880 had been funded. These loans are for new construction. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% to 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 1% to 4.75% over the bank prime rate (3.25% as of June 30, 2009). Maturities range between six and twelve months.

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
June 30, 2009 (Unaudited)

11)  Commitments and Contingencies (Continued)

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

During 2007 and 2008, SecurityNational Mortgage made $1,730,000 in total payments to Aurora Loan Services pursuant to the Indemnification Agreement. During the three and six months ended June 30, 2009, SecurityNational Mortgage made payments to Aurora Loan Services, of $625,000 and $625,000, respectively. When SecurityNational Mortgage entered into the Indemnification Agreement, it anticipated using basis point holdbacks from loan production credits toward satisfying the $125,000 monthly obligations. Because Aurora Loan Services discontinued purchasing mortgage loans from SecurityNational Mortgage shortly after the Indemnification Agreement was executed, SecurityNational Mortgage has not had the benefit of using the basis point holdbacks toward payment of the $125,000 monthly obligations.

During 2008, funds were paid out of the reserve account to indemnify $1,700,000 in losses from 22 mortgage loans that were among the 54 mortgage loans with alleged breaches which were listed on the attachment to the Indemnification Agreement. The estimated potential losses from the remaining 32 mortgage loans listed on the attachments, which would require indemnification by SecurityNational Mortgage for such losses, is $3,357,000. Moreover, Aurora Loan Services has made a request to be indemnified for losses related to ten mortgage loans not listed on the attachment to the Indemnification Agreement. Aurora Loan Services claims the total amount of such potential losses is $2,746,000.  During 2008, the Company recognized losses related to this matter of $1,636,000; however, management cannot fully determine the total losses, if any, nor the rights that the Company may have as a result of Lehman Brothers’ and Aurora Loan Services’ refusal to purchase subsequent loans under the Indemnification Agreement. The Company has accrued an additional $1,073,018 for losses under the Indemnification Agreement during the six months ended June 30, 2009.

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
June 30, 2009 (Unaudited)

11)  Commitments and Contingencies (Continued)

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

Mortgage Operations

SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from independent brokers and retail offices. SecurityNational Mortgage funds the loans from internal cash flows and loan purchase agreements with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and correspondents a commission for loans that are brokered through SecurityNational Mortgage. For the six months ended June 30, 2009 and 2008, SecurityNational Mortgage originated and sold 9,781 loans ($1,824,623,109 total volume) and 9,790 loans ($1,889,004,000 total volume), respectively.

SecurityNational Mortgage has loan purchase agreements to originate and sell loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreements at June 30, 2009 was $250,000,000. SecurityNational Mortgage originates the loans and immediately sells them to the warehouse bank as more fully described below. As of June 30, 2009, mortgage loans totaling $126,071,979 have been sold to warehouse banks and settlement with the third party investor was still pending. Since the mortgage loans have been sold to the warehouse banks, SecurityNational Mortgage is not obligated, except in the circumstances mentioned below, to pay the amounts outstanding on the mortgage loans, but does pay a fee in the form of interest on a portion of the mortgage loans between the date of the sale of the loans to the warehouse bank and the date of the settlement with the third party investor. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 1.5% to 2.25% over the 30 days LIBOR rate (from 1.81% to 2.55% as of June 30, 2009). SecurityNational Mortgage renewed one of its loan purchase agreements that expired on September 30, 2008 for another one year term. The other loan purchase agreement was terminated in March 2009. The Company is actively pursuing purchase agreements with other warehouse banks.

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

The Company sells all loans to third party investors without recourse. However, the Company may be required to repurchase loans or pay a fee instead of repurchase under certain events such as the following:

•	Failure to deliver original documents specified by the investor.
•	The existence of misrepresentation or fraud in the origination of the loan.
•	The loan becomes delinquent due to nonpayment during the first several months after it is sold.
•	Early pay-off of a loan, as defined by the agreements.
•	Excessive time to settle a loan.
•	Investor declines purchase.
•	Discontinued product and expired commitment.

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

The appraised value of the real estate underlying the original loan adds significance to the Company’s determination of fair value since, if the loan becomes delinquent, the Company has sufficient value to collect the unpaid principal balance or the carrying value of the loan. In determining the market value on the date of repurchase, the Company considers the total value of all the loans since any sale of loans would be made as a pool.

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

As a result of the volatile secondary market for mortgage loans, the Company sold mortgage loans to certain third party investors in 2007 and 2008 that experienced financial difficulties and were not able to settle the loans. The total amount of these loans was $52,556,000, of which $36,499,000 were in loans where the secondary market no longer exists. Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with SFAS No. 140, accounted for the loans retained in the same manner as a purchase of the assets from the former transferee(s) in exchange for liabilities assumed. At the time of repurchase, the loans were determined to be held for investment, and the fair value of the loans was determined to approximate the unpaid principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The 2008 financial statements reflect the transfer of the mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate”. The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

As is standard in the industry, the Company received payments on the mortgage loans during the time period between the sale date and settlement or repurchase date. During this period the Company services these loans through Security National Life, its life insurance subsidiary.

As of June 30, 2009, the Company’s long term mortgage loan portfolio had $18,068,000 in unpaid principal with delinquencies more than 90 days. Of this amount $13,363,000 was in foreclosure proceedings. The Company has not received or recognized any interest income on the $18,068,000 in mortgage loans with delinquencies more than 90 days. During the three and six months ended June 30, 2009, the Company increased its allowance for mortgage losses by $61,000 and $842,000, respectively, which was charged to loan loss expense and included in selling general and administrative expenses for the period. The allowance for mortgage loan losses as of June 30, 2009 was $5,622,000.

Also at June 30, 2009, the cumulative total the Company has foreclosed on is $35,919,000 in long term mortgage loans. The foreclosed property was shown in real estate. The Company is able to carry the foreclosed properties in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

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

During 2007 and 2008, SecurityNational Mortgage made $1,730,000 in total payments to Aurora Loan Services pursuant to the Indemnification Agreement. During the three and six months ended June 30, 2009, SecurityNational Mortgage made payments to Aurora Loan Services, of $625,000 and $625,000, respectively. When SecurityNational Mortgage entered into the Indemnification Agreement, it anticipated using basis point holdbacks from loan production credits toward satisfying the $125,000 monthly obligations. Because Aurora Loan Services discontinued purchasing mortgage loans from SecurityNational Mortgage shortly after the Indemnification Agreement was executed, SecurityNational Mortgage has not had the benefit of using the basis point holdbacks toward payment of the $125,000 monthly obligations.

During 2008, funds were paid out of the reserve account to indemnify $1,700,000 in losses from 22 mortgage loans that were among the 54 mortgage loans with alleged breaches which were listed on the attachment to the Indemnification Agreement. The estimated potential losses from the remaining 32 mortgage loans listed on the attachment, which would require indemnification by SecurityNational Mortgage for such losses, is $3,357,000. Moreover, Aurora Loan Services has made a request to be indemnified for losses related to ten mortgage loans not listed on the attachment to the Indemnification Agreement. Aurora Loan Services claims the total amount of such potential losses is $2,746,000.  During 2008, the Company recognized losses related to this matter of $1,636,000; however, management cannot fully determine the total losses, if any, nor the rights that the Company may have as a result of Lehman Brothers’ and Aurora Loan Services’ refusal to purchase subsequent loans under the Indemnification Agreement. The Company has accrued an additional $1,073,018 for losses under the Indemnification Agreement during the six months ended June 30, 2009.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Total revenues decreased by $2,392,000, or 4.0%, to $58,010,000 for the three months ended June 30, 2009, from $60,402,000 for the three months ended June 30, 2008. Contributing to this decrease in total revenues was a $561,000 decrease in mortgage fee income and a $2,292,000 decrease in investment income. This decrease in total revenues was partially offset by a $195,000 increase in insurance premiums and other considerations, a $210,000 increase in realized gains on investments and other assets, a $45,000 increase in other revenues and a $11,000 increase in net mortuary and cemetery sales.

Insurance premiums and other considerations increased by $195,000, or 2.1%, to $9,310,000 for the three months ended June 30, 2009, from $9,115,000 for the comparable period in 2008. This increase was primarily the result of the acquisition of Southern Security Life Insurance Company on December 18, 2008.

Net investment income decreased by $2,292,000, or 30.4%, to $5,256,000 for the three months ended June 30, 2009, from $7,548,000 for the comparable period in 2008. This reduction was primarily attributable to decreased interest income from mortgage loans on real estate (mortgages held for long term and mortgages sold to investors) and construction lending.

Net mortuary and cemetery sales increased by $11,000, or .3%, to $3,402,000 for the three months ended June 30, 2009, from $3,391,000 for the comparable period in 2008. This increase was due to an increase in at-need sales offset by a decrease in pre-need land sales of burial spaces in the cemetery operations.

Realized gains on investments and other assets increased by $210,000 or 1,235.3% to $227,000 in realized gains for the three months ended June 30, 2009, from $17,000 in realized gains for the comparable period in 2008. This increase in realized gains on investments was due to gains from the sale of equity securities.

Mortgage fee income decreased by $561,000, or 1.4%, to $39,545,000 for the three months ended June 30, 2009, from $40,106,000 for the comparable period in 2008. This decrease was primarily attributable to an decrease in loan fees charged to originate loans.

Other revenues increased by $45,000, or 20.1%, to $269,000 for the three months ended June 30, 2009 from $224,000 for the comparable period in 2008. This increase was due to additional miscellaneous income throughout the Company's operations.

Total benefits and expenses were $53,526,000, or 92.3% of total revenues, for the three months ended June 30, 2009, as compared to $57,315,000, or 94.9% of total revenues, for the comparable period in 2008. This decrease primarily resulted from the improved profitability of SecurityNational Mortgage Company.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $100,000, or 1.2%, to $8,479,000 for the three months ended June 30, 2009, from $8,379,000 for the comparable period in 2008. This increase was primarily the result of increased death benefits that were partially offset by decreases in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $429,000, or 33.9%, to $1,694,000 for the three months ended June 30, 2009, from $1,265,000 for the comparable period in 2008. This increase was primarily due to an increase in new business and the purchase of Southern Security Life Insurance Company on December 18, 2008.

General and administrative expenses decreased by $3,023,000, or 6.7%, to $42,068,000 for the three months ended June 30, 2009, from $45,091,000 for the comparable period in 2008. Salaries increased by $91,000 from $6,650,000 in 2008 to $6,741,000 in 2009, primarily due to merit increases in salaries of existing employees. Other expenses increased by $1,642,000 from $8,638,000 in 2008 to $10,280,000 in 2009 due to increased investor fees, loan costs, and foreclosure expenses. Provision for loan losses increased by $1,393,000 from $2,876,000 in 2008 to $4,269,000 in 2009 due primarily to increased loan reserve and loan allowance balances at SecurityNational Mortgage Company. Commission expenses decreased by $6,148,000, from $26,926,000 in the second quarter of 2008 to $20,778,000 in the second quarter of 2009, due to decreased mortgage loan origination costs made by SecurityNational Mortgage, a decrease in sales at the cemetery operations, and a decrease in life insurance sales during the second quarter of 2009.

Interest expense decreased by $1,290,000, or 66.3%, to $663,000 for the three months ended June 30, 2009, from $1,953,000 for the comparable period in 2008. This reduction was primarily due to decreased warehouse lines of credit required for a reduced number of warehoused mortgage loans by SecurityNational Mortgage.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $6,000, or 1.0%, to $622,000 for the three months ended June 30, 2009, from $628,000 for the comparable period in 2008. This decrease was primarily due to decreased at-need mortuary sales.

For the three months ended June 30, 2009 and 2008, total comprehensive income amounted to $2,900,185 and $738,984, respectively. This increase of $2,161,201 was primarily the result of an increase in net income of $989,756, an increase primarily in derivative gains related to mortgage loans of $583,817, and an increase in unrealized gains in securities available for sale of $587,628.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Total revenues increased by $3,878,000, or 3.4%, to $117,502,000 for the six months ended June 30, 2009, from $113,624,000 for the six months ended June 30, 2008. Contributing to this increase in total revenues was a $6,204,000 increase in mortgage fee income, a $1,243,000 increase in insurance premiums and other considerations, a $253,000 increase in realized gains on investments and other assets, and a $235,000 increase in other revenues. This increase in total revenues was partially offset by a $3,449,000 decrease in investment income, and a $608,000 decrease in net mortuary and cemetery sales.

Insurance premiums and other considerations increased by $1,243,000, or 7.0%, to $19,094,000 for the six months ended June 30, 2009, from $17,851,000 for the comparable period in 2008. This increase was primarily the result of additional premiums realized from new insurance sales, and the acquisition of Southern Security Life Insurance Company on December 18, 2008.

Net investment income decreased by $3,449,000, or 23.4%, to $11,304,000 for the six months ended June 30, 2009, from $14,753,000 for the comparable period in 2008. This reduction was primarily attributable to decreased interest income from mortgage loans on real estate (mortgages held for long term and mortgages sold to investors) and construction lending.

Net mortuary and cemetery sales decreased by $608,000, or 8.7%, to $6,373,000 for the six months ended June 30, 2009, from $6,981,000 for the comparable period in 2008. This reduction was primarily due to a decrease in pre-need land sales of burial spaces in the cemetery operations and at need sales of mortuary operations.

Realized gains on investments and other assets increased by $253,000 or 632.5% to $293,000 in realized gains for the six months ended June 30, 2009, from $40,000 in realized gains for the comparable period in 2008. This increase in realized gains on investments was due to gains from the sale of equity securities.

Mortgage fee income increased by $6,204,000, or 8.4%, to $79,800,000 for the six months ended June 30, 2009, from $73,596,000 for the comparable period in 2008. This increase was primarily attributable to an increase in secondary gains on mortgage loan production.

Other revenues increased by $235,000, or 58.2%, to $639,000 for the six months ended June 30, 2009 from $404,000 for the comparable period in 2008. This increase was due to additional miscellaneous income throughout the Company's operations.

Total benefits and expenses were $108,078,000, or 92.0% of total revenues, for the six months ended June 30, 2009, as compared to $108,592,000, or 95.6% of total revenues, for the comparable period in 2008. This decrease primarily resulted from the improved profitability of SecurityNational Mortgage Company.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $434,000, or 2.6%, to $17,307,000 for the six months ended June 30, 2009, from $16,873,000 for the comparable period in 2008. This increase was primarily the result of increased insurance business, increased reserves for policyholder benefits and increased death benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,266,000, or 52.5%, to $3,679,000 for the six months ended June 30, 2009, from $2,413,000 for the comparable period in 2008. This increase was primarily due to an increase in new business and the purchase of Southern Security Life Insurance Company on December 18, 2008.

General and administrative expenses increased by $243,000, or 0.3%, to $84,099,000 for the six months ended June 30, 2009, from $83,856,000 for the comparable period in 2008. Salaries increased by $711,000 from $12,915,000 in 2008 to $13,626,000 in 2009, primarily due to merit increases in salaries of existing employees. Other expenses increased by $2,343,000 from $18,592,000 in 2008 to $16,249,000 in 2009 due to increased investor fees, loan costs and foreclosure expenses. Provision for loan losses increased by $5,406,000 from $5,029,000 in 2008 to $10,435,000 in 2009 due primarily to increased loan reserve and loan allowance balances at SecurityNational Mortgage Company. This increase was partially offset by a decrease in commission expenses of $8,217,000, from $49,663,000 in the first six months of 2008 to $41,446,000 in the first six months of 2009, due to decreased mortgage loan origination costs made by SecurityNational Mortgage, a decrease in sales at the cemetery operations, and a decrease in life insurance sales during the second quarter of 2009.

Interest expense decreased by $2,381,000, or 57.5%, to $1,763,000 for the six months ended June 30, 2009, from $4,144,000 for the comparable period in 2008. This reduction was primarily due to decreased warehouse lines of credit required for a reduced number of warehoused mortgage loans by SecurityNational Mortgage.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $76,000, or 5.8%, to $1,229,000 for the six months ended June 30, 2009, from $1,305,000 for the comparable period in 2008. This decrease was primarily due to decreased cemetery sales and mortuary sales.

For the six months ended June 30, 2009 and 2008, total comprehensive income amounted to $7,462,766 and $3,530,690, respectively. This increase of $3,932,076 was primarily the result of an increase in net income of $2,847,310, an increase primarily in derivative gains related to mortgage loans of $452,016, and an increase in unrealized gains in securities available for sale of $632,750.

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

During the six months ended June 30, 2009 and June 30, 2008, the Company's operations provided cash of $22,050,000, and $69,217,000, respectively. This was due primarily to an increase of $3,558,000 in 2009 and a decrease of $57,041,000 in 2008 in the balance of mortgage loans sold to investors, which was attributed to a transfer of loans totaling $36,291,000 to long term mortgages in 2008.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $117,262,000 as of June 30, 2009 compared to $126,583,000 as of December 31, 2008. This represents 39.1% and 41.6% of the total investments as of June 30, 2009, and December 31, 2008, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2009, 6.5% (or $7,661,000) and at December 31, 2008, 2.8% (or $3,485,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at June 30, 2009.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Investment in securities available for sale	$6,642,366	$6,642,366	$-	$-
Short-term investments	6,225,891	6,225,891	-	-
Restricted assets of cemeteries and mortuaries	1,580,839	1,580,839	-
Cemetery perpetual care trust investments	1,924,592	1,924,592	-	-
Derivatives - interest rate lock commitments	2,025,206	-	-	2,025,206
Total assets accounted for at fair value on a recurring basis	$18,398,894	$16,373,688	$-	$2,025,206

Liabilities accounted for at fair value on a recurring basis
Investment-type insurance contracts	$(110,738,686)	$-	$-	$(110,738,686)
Dervatives: Bank loan interest rate swaps	(110,232)	-	-	(110,232)
Total liabilities accounted for at fair value on a recurring basis	$(110,848,918)	$-	$-	$(110,848,918)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	InvestmentType Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2008	$(112,351,916)	$362,231	$(167,483)

Total Losses:

Included in earnings	1,613,230	-	-

Included in other comprehensive income	-	1,662,975	57,251

Balance - June 30, 2009	$(110,738,686)	$2,025,206	$(110,232)

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2009, and December 31, 2008, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank debt and notes payable were $69,639,000 as of June 30, 2009, as compared to $60,552,000 as of December 31, 2008. Stockholders’ equity as a percent of total capitalization was 88.9% and 89.0% as of June 30, 2009 and December 31, 2008, respectively. Bank debt and notes payable increased $1,078,000 for the six months ended June 30, 2009 when compared to December 31, 2008, thus decreasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2008 was 9.0% as compared to a rate of 7.9% for 2007. The 2009 lapse rate to date has been approximately the same as 2008.

At June 30, 2009, $20,882,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the annual report on Form 10-K filed for the year ended December 31, 2008.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2009. Based upon the evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2009. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as of June 30, 2009.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining a comprehensive system of internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets, and the reliability of the financial records. The internal control system was designed to provide reasonable assurance to management and the Company's Board of Directors regarding the preparation and fair presentation of published financial statements. The system of internal control over financial reporting provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The criteria or framework upon which management relied in evaluating the effectiveness of the Company’s internal control over financial reporting was set forth in Internal Controls -- Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of the Company's evaluation, management concluded that the internal control over financial reporting was effective as of June 30, 2009.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

As a result of the volatile secondary market, for mortgage loans, the Company sold mortgage loans to certain third party investors that experienced financial difficulties and were not able to settle the loans. The total amount of these loans was $52,556,000, of which $36,499,000 were in loans where the secondary market no longer exists. Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with SFAS No. 140, accounted for the loans retained in the same manner as a purchase of the assets from the former transferee(s) in exchange for liabilities assumed. At the time of repurchase, the loans were determined to be held for investment, and the fair value of the loans was determined to approximate the unpaid principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The 2008 financial statements reflect the transfer of the mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate”. The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

As a standard in the industry, the Company received payments on the mortgage loans during the time period between the sale date and settlement or repurchase date. The Company will service these loans through Security National Life, its life insurance subsidiary.

The Company provides allowances for losses on its mortgage loans through an allowance for loan losses (a contra-asset account) and through the mortgage loan loss reserve (a liability account). The allowance for loan losses and doubtful accounts is an allowance for losses on the Company’s mortgage loans held for investment. When a mortgage loan is past due more than 90 days, the Company, where appropriate, sets up an allowance to approximate the excess of the carrying value of the mortgage loan over the estimated fair value of the underlying real estate collateral. Once a loan is past due more than 90 days the Company does not accrue any interest income and proceeds to foreclose on the real estate. All expenses for foreclosure are expensed as incurred. Once foreclosed, the carrying value will approximate its fair value and the amount will be classified as real estate. The Company will be able to carry the foreclosed properties in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

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

As of June 30, 2009, the Company’s long term mortgage loan portfolio had $18,068,000 in unpaid principal with delinquencies more than 90 days. Of this amount $13,363,000 was in foreclosure proceedings. The Company has not received any interest income on the $18,068,000 in mortgage loans with delinquencies more than 90 days. During the three and six months ended June 30, 2009, the Company has increased its allowance for mortgage loan losses by $61,000 and $842,000, respectively, which allowance was charged to loan loss expense and is included in selling, general and administrative expenses for the period. The allowance for mortgage loan losses as of June 30, 2009 was $5,622,000.

Also, at June 30, 2009, the Company had foreclosed on $35,919,000 in long term mortgage loans. The foreclosed property is shown in real estate. The Company will be able to carry the foreclosed properties in Security National Life and SecurityNational Mortgage, its life and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

In addition to the allowance for mortgage loan losses, the Company also accrues a monthly allowance for indemnification losses to investors of .20% (20 basis points) of total production. The amount accrued for the three and six  months ended June 30, 2009 was $5,053,000 and $9,792,000, respectively, and included in other general and administrative expenses. The reserve for indemnification losses is included in other liabilities and, as of June 30, 2009, the balance was $7,833,000.

SecurityNational Mortgage has loan purchase agreements to originate and sell loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreements at June 30, 2009 was $250,000,000. SecurityNational Mortgage originates the loans and immediately sells them to the warehouse bank as more fully described below. As of June 30, 2009, mortgage loans totaling $126,071,979 have been sold to warehouse banks and settlement with the third party investor was still pending. Since the mortgage loans have been sold to the warehouse banks, SecurityNational Mortgage is not obligated, except in the circumstances mentioned below, to pay the amounts outstanding on the mortgage loans, but does pay a fee in the form of interest on a portion of the mortgage loans between the date of the sale of the loans to the warehouse bank and the date of the settlement with the third party investor. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 1.5% to 2.25% over the 30 days LIBOR rate (from 1.81% to 2.55% as of June 30, 2009). SecurityNational Mortgage renewed one of its loan purchase agreements that expired on September 30, 2008 for another one year term. The other loan purchase agreement was terminated in March 2009. The Company is actively pursuing purchase agreements with other warehouse banks.

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

Letter Agreement with Florida Office of Insurance Regulation to Cease Writing New Insurance in Florida

After several months of discussions with the Florida Office of Insurance Regulation concerning the categorization of certain admitted assets, Security National Life received a letter dated June 17, 2009, in which Florida indicated its rejection of Security National Life's position and requested that Security National Life either infuse additional capital or cease writing new business in the State of Florida.  Florida’s decision was based upon excess investments in subsidiaries by Security National Life and Florida’s determination to classify as property acquired and held for the purposes of investment, certain real property that Security National Life acquired in satisfaction of creditor rights and subsequently rented to tenants.  These determinations resulted in Security National Life exceeding certain investment limitations under Florida law and in a corresponding capital and surplus deficiency as of March 31, 2009.  Florida has acknowledged that the deficiency may be cured by the infusion of additional capital in the amount of the excess investments.

Security National Life strongly disagrees with Florida’s interpretation of the Florida statutes, including Florida’s opinion that $21,672,000 of real property that Security National Life acquired in satisfaction of creditor rights as of March 31, 2009 must be included in an investment category that is subject to a limitation of only 5% of admitted assets (which category consists of real estate acquired and held for investment purposes) rather than in the investment category that is subject to a limitation of 15% of admitted assets (which category includes real estate acquired in satisfaction of loans, mortgages, or debts).  In rendering its opinion, Florida did not suggest that the real property assets of Security National Life are not fairly stated. The letter further stated that Security National Life may not resume writing insurance in Florida until such time as it regains full compliance with Florida law and receives written approval from Florida authorizing it to resume writing insurance.

On June 18, 2009, Security National Life responded by letter to Florida and expressed its disagreement with Florida’s interpretation of the Florida statutes but, for practical purposes, agreed, beginning as of June 30, 2009 and continuing until Florida determines that Security National Life has attained full compliance with the Florida statutes, to cease originating new insurance policies in Florida and not to enter into any new reinsurance agreements with any Florida domiciled insurance company.  The State of Utah, Security National Life’s state of domicile, has not determined Security National Life to have a capital and surplus deficiency, nor is Security National Life aware of any state, other than Florida, in which Security National Life is determined to have a capital and surplus deficiency.

During 2008, the annualized premiums for new insurance policies written by Security National Life in Florida were $464,000, or 4.7% of the total amount of $9,901,000 in annualized premiums for new insurance policies written by Security National Life during the same period.  Security National Life is in the process of preparing an application to be submitted to Florida for approval of a Florida only subsidiary for all new insurance business written in Florida.  Security National Life believes that if Florida were to approve a Florida only subsidiary, Security National Life would be able to resume writing new insurance policies in Florida in full compliance with the Florida statutes relating to investments in real estate and subsidiaries.

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

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (4)
3.2	Amended Bylaws (6)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
10.2	2003 Stock Option Plan (5)
10.3	2006 Director Stock Option Plan (12)
10.4	Deferred Compensation Agreement with George R. Quist (2)
10.5	Deferred Compensation Plan (3)
10.6	Employment agreement with J. Lynn Beckstead, Jr. (7)
10.7	Employment agreement with Scott M. Quist (8)
10.8	Unit Purchase Agreement among Security National Financial Corporation, C & J Financial, LLC, Henry Culp, Jr., and Culp Industries Inc. (9)
10.9	Consulting Agreement with Henry Culp, Jr., (9)
10.10	Employment Agreement with Kevin O. Smith (9)
10.11	Non-Competition and Confidentiality Agreement with Henry Culp, Jr. (9)
10.12	Stock Purchase Agreement among Security National Life Insurance Company, Capital Reserve Life Insurance Company, and the shareholders of Capital Reserve Life Insurance Company (10)

10.13	Indemnification Agreement among Security National Life Insurance Company, Capital Reserve Life Insurance Company, and the shareholders of Capital Reserve Life Insurance Company (11)
10.14
Escrow Agreement among Security National Insurance Company, Capital Reserve Life Insurance Company, the shareholders of Capital Reserve Life Insurance Company, and Mackey Price Thompson & Ostler as Escrow Agent (11)

10.15	Reinsurance Agreement between Security National Life Insurance Company and Capital Reserve Life Insurance Company (11)
10.16	Stock Purchase Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, and the shareholders of Southern Security Life Insurance Company (12)
10.17	Reinsurance Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, and the shareholders of Southern Security Life Insurance Company (13)
10.18
Escrow Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, the shareholders of Southern Security Life Insurance Company, and Mackey Price Thompson & Ostler, as escrow agent (14)

10.19	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services, LLC (15)
10.20	Subsidiaries of the Registrant
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on September 29, 1987
(2)	Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
(3)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
(4)	Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003
(5)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, Filed on September 5, 2003, relating to the Company’s Annual Meeting of Shareholders
(6)	Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
(7)	Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
(8)	Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
(9)	Incorporated by reference from Report on Form 8-K, as filed on August 8, 2007
(10)	Incorporated by reference from Report on Form 8-K, as filed on November 2, 2007
(11)	Incorporated by reference from Report on Form 8-K, as filed on January 14, 2008
(12)	Incorporated by reference from Report on Form 8-K, as filed on August 25, 2008
(13)	Incorporated by reference from Report on Form 8-K/A, as filed on September 17, 2008
(14)	Incorporated by reference from Report on Form 8-K, as filed on January 7, 2009
(15)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2009

(b)           Reports on Form 8-K:

No reports were filed by the Company during the quarter ended June 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: August 14, 2009	/s/ George R. Quist
George R. Quist
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2009	/s/ Stephen M. Sill
Stephen M. Sill
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)