Form 10-Q
period 2009-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2009-11-13
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to ________

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
Yes [X] No___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	8,297,315
Title of Class	Number of Shares Outstanding as of
November 12, 2009

Class C Common Stock, $.20 par value	8,782,494
Title of Class	Number of Shares Outstanding as of
November 12, 2009

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
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page No.

	Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (unaudited)	3-4

	Condensed Consolidated Statements of Earnings for the Three and Nine months Ended September 30, 2009 and 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2009 and 2008 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

PART II - OTHER INFORMATION

	Other Information	33-39

	Signature Page	40

	Certifications	41-44

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	September 30, 2009	December 31, 2008
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$115,471,124	$125,346,194
Fixed maturity securities, available for sale, at estimated fair value	1,169,902	1,236,562
Equity securities, available for sale, at estimated fair value	5,376,796	4,617,675
Mortgage loans on real estate and construction loans, held for investment net of allowances for losses of $6,248,956 and $4,780,467 for 2009 and 2008, respectively	108,655,763	124,592,678
Real estate, net of accumulated depreciation	43,221,022	22,417,639
Policy, student and other loans net, of allowances for doubtful accounts	16,572,360	18,493,751
Short-term investments	4,780,548	5,282,986
Accrued investment income	2,220,817	2,245,201
Total investments	297,468,332	304,232,686
Cash and cash equivalents	35,156,703	19,914,110
Mortgage loans sold to investors	38,969,406	19,885,994
Receivables, net	10,621,866	13,135,080
Restricted assets of cemeteries and mortuaries	2,524,766	4,077,076
Cemetery perpetual care trust investments	2,000,915	1,840,119
Receivable from reinsurers	5,873,768	5,823,379
Cemetery land and improvements	10,783,382	10,626,296
Property and equipment, net	13,157,666	14,049,232
Deferred policy and pre-need contract acquisition costs	33,935,414	32,424,512
Value of business acquired	10,481,183	11,377,276
Goodwill	1,075,039	1,075,039
Other	3,004,786	3,343,726
Total Assets	$465,053,226	$441,804,525

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	September 30, 2009	December 31, 2008
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$334,100,232	$325,668,454
Unearned premium reserve	4,789,833	4,863,919
Bank loans payable	5,043,777	6,138,202
Notes and contracts payable	297,243	501,778
Deferred pre-need cemetery and mortuary contract revenues	13,421,353	13,467,132
Cemetery perpetual care obligation	2,737,437	2,647,984
Accounts payable	2,356,004	1,941,777
Other liabilities and accrued expenses	21,938,671	17,688,756
Income taxes	18,179,371	14,974,244
Total liabilities	402,863,921	387,892,246

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 8,297,194 shares in 2009 and 8,284,109 shares in 2008	16,594,388	16,568,218
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 8,783,699 shares in 2009 and 8,912,315 in 2008	1,756,740	1,782,463
Additional paid-in capital	18,359,156	17,985,848
Accumulated other comprehensive income, net of taxes	1,587,882	417,101
Retained earnings	27,409,312	21,023,179
Treasury stock at cost; 1,414,637 Class A shares in 2009 and 1,598,568 Class A shares in 2008	(3,518,173)	(3,864,530)
Total stockholders' equity	62,189,305	53,912,279
Total Liabilities and Stockholders' Equity	$465,053,226	$441,804,525

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Revenues:
Insurance premiums and other considerations	$9,622,381	$9,327,250	$28,716,070	$27,177,782
Net investment income	4,803,809	6,792,171	16,107,643	21,544,753
Net mortuary and cemetery sales	2,584,846	3,050,721	8,958,092	10,031,959
Realized gains on investments and other assets	459,363	(1,106,721)	752,132	(1,066,552)
Mortgage fee income	30,734,493	34,756,907	110,534,277	108,352,502
Other	449,775	263,607	1,088,482	667,186
Total revenues	48,654,667	53,083,935	166,156,696	166,707,630

Benefits and expenses:
Death benefits	4,417,986	4,074,703	13,827,134	13,212,689
Surrenders and other policy benefits	362,894	736,180	1,238,804	1,708,325
Increase in future policy benefits	4,134,055	3,498,771	11,156,238	10,262,028
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,452,899	1,951,322	5,132,219	4,364,305
Selling, general and administrative expenses:
Commissions	17,702,231	24,595,430	59,148,409	74,258,401
Salaries	7,029,507	6,637,600	20,655,984	19,553,038
Provision for loan losses and loss reserve	3,489,830	2,258,208	13,924,452	7,286,617
Other	8,953,745	7,911,137	27,546,069	24,160,487
Interest expense	483,051	1,600,435	2,246,045	5,744,511
Cost of goods and services sold-mortuaries and cemeteries	561,983	548,315	1,790,584	1,853,211
Total benefits and expenses	48,588,181	53,812,101	156,665,938	162,403,612

Earning before income taxes	66,486	(728,166)	9,490,758	4,304,018
Income tax expense	(3,437)	(39,877)	(3,104,310)	(1,595,971)
Net earnings	$63,049	$(768,043)	$6,386,448	$2,708,047

Net earnings per Class A Equivalent common share (1)	$0.01	$(0.09)	$0.83	$0.33

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.01	$(0.09)	$0.83	$0.33

Weighted-average Class A equivalent common share outstanding (1)	7,747,304	8,127,812	7,698,171	8,105,966

Weighted-average Class A equivalent common shares outstanding assuming-dilution (1)	7,864,147	8,127,812	7,698,171	8,132,563

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net cash provided by operating activities	$13,264,621	$41,185,519

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(9,263,264)	(8,155,171)
Calls and maturities - fixed maturity securities	18,894,983	20,187,994
Securities available for sale:
Purchase of equity securities	(3,337,640)	(22,034)
Sales-equity securities	3,620,935	340,654
Purchase of short-term investments	(16,732,142)	(23,801,291)
Proceeds from sale of short-term investments	17,234,580	20,584,952
Sales (Purchase) of restricted assets	1,615,632	(319,336)
Changes in assets for perpetual care trusts	(182,023)	(222,825)
Amount received for perpetual care trusts	89,453	143,121
Mortgage, policy, and other loans made	(20,413,355)	(50,018,619)
Payments received for mortgage, policy and other loans	14,703,088	27,749,754
Purchase of property and equipment	(579,740)	(1,054,491)
Disposal of property and equipment	845	81,352
Purchase of real estate	(2,301,340)	-
Reinsurance agreement-SSLIC-Mississippi	-	(1,500,000)
Sale of real estate	2,847,495	731,596
Net cash (used in) provided by investing activities	6,197,507	(15,274,344)

Cash flows from financing activities:
Annuity contract receipts	6,839,117	8,657,859
Annuity contract withdrawals	(10,525,938)	(12,411,521)
Stock options granted	380,711	242,344
Sale of treasury stock	339,086	217,934
Repayment of bank loans on notes and contracts	(3,304,053)	(10,601,015)
Proceeds from borrowing on bank loans	2,051,542	4,048,060
Net cash used in financing activities	(4,219,535)	(9,846,339)

Net change in cash and cash equivalents	15,242,593	16,064,836

Cash and cash equivalents at beginning of period	19,914,110	5,203,060

Cash and cash equivalents at end of period	$35,156,703	$21,267,896

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$22,000,875	$5,615,533

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009 (Unaudited)

1)     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K (file number 0-9341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

2)    Recent Accounting Pronouncements

Subsequent Events. In May 2009, the FASB issued guidance which establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date.  This guidance also requires disclosure of the date through which subsequent events have been evaluated.  The Company adopted this standard for the interim period ended June 30, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.  We have evaluated subsequent events after the balance sheet date of September 30, 2009 through the time of filing with the Securities and Exchange Commission (SEC) on November 13, 2009 which is the date the financial statements were issued.

Accounting for transfers of financial assets. In June 2009, the FASB issued accounting guidance which will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures.  This guidance will be effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted.  The Company has not yet determined the effect, if any, the adoption of this guidance will have on its consolidated financial statements.

Consolidation of variable interest entities. In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance eliminates the exemption for qualifying special purpose entities, eliminates quantitative-based assessments used to determine whether or not a VIE is required to be consolidated, requires ongoing qualitative assessments to determine whether or not a VIE should be consolidated and requires enhanced disclosures. This guidance will be effective for the Company on January 1, 2010. Early application is not permitted.  The Company has not yet determined the effect, if any, the adoption of this guidance will have on its consolidated financial statements.

Fair Value Measurement of Liabilities. In August 2009, the FASB issued accounting guidance which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this guidance.  This guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This guidance became effective for the Company for the reporting period ended September 30, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009 (Unaudited)

2)    Recent Accounting Pronouncements (Continued)

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). In September 2009, the FASB issued accounting guidance which permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This guidance also requires new disclosures, by major category of investments, about the attributes of investments, such as the nature of any restriction on the ability to redeem an investment on the measurement date.  This guidance is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.  The Company has not yet determined the effect, if any, the adoption of this guidance will have on its consolidated financial statements.

Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance. In October 2009, the FASB issued accounting guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing.  This guidance is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements. This guidance is effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009. Certain transition disclosures are also required. Early application is not permitted.  The Company has not yet determined the effect, if any, the adoption of this guidance will have on its consolidated financial statements.

3)      Comprehensive Income

For the three months ended September 30, 2009 and 2008, total comprehensive income amounted to $94,463 and $264,190, respectively.

For the nine months ended September 30, 2009 and 2008, total comprehensive income amounted to $7,557,229 and $3,794,880, respectively.

4)      Stock-Based Compensation

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation expense for options issued of $89,100 and $115,763 has been recognized for these plans for the quarters ended September 30, 2009 and 2008, respectively, and $380,713 and $233,876 for the nine months ended September 30, 2009 and 2008, respectively. Deferred tax credit has been recognized related to the compensation expense for $30,294 and $39,359 for the quarters ended September 30, 2009 and 2008, respectively and $129,442 and $79,518 for the nine months ended September 30, 2009 and 2008, respectively.

Options to purchase 211,000 shares of the Company’s common stock were granted March 31, 2008. The fair value relating to stock-based compensation is $453,650 and was expensed as options became available to exercise at the rate of 25% at the end of each quarter over the twelve months ended March 31, 2009.

Options to purchase 324,000 shares of the Company’s common stock were granted December 5, 2008. The fair value relating to stock-based compensation is $356,400 and will be expensed as options become available to exercise at the rate of 25% at the end of each quarter over twelve months ending December 31, 2009.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009 (Unaudited)

5)     Capital Stock

The Company has two classes of common stock with shares outstanding, Class A and Class C. Class C shares are convertible into Class A shares at any time on a ten to one ratio. The year to date September 31, 2009 decrease in outstanding Class C shares and the corresponding increase in Class A shares was due to conversion of Class C to Class A common stock. The decrease in treasury stock was the result of treasury stock being used to fund the Company’s 401-K and Deferred Compensation plans.

6)      Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended September 30,
	2009	2008
Numerator:
Net earnings	$63,049	$(768,043)
Denominator:
Basic weighted-average shares outstanding	7,747,304	8,127,812
Effect of dilutive securities:
Employee stock options	116,843	-
Dilutive potential common shares	116,843	-
Diluted weighted-average shares outstanding	7,864,147	8,127,812

Basic gain per share	$0.01	$(0.09)

Diluted gain per share	$0.01	$(0.09)

	Nine Months Ended September 30,
	2009	2008
Numerator:
Net earnings	$6,386,448	$2,708,047
Denominator:
Basic weighted-average shares outstanding	7,698,171	8,105,966
Effect of dilutive securities:
Employee stock options	-	26,597
Dilutive potential common shares	-	26,597
Diluted weighted-average shares outstanding	7,698,171	8,132,563

Basic gain per share	$0.83	$0.33

Diluted gain per share	$0.83	$0.33

Earnings per share amounts have been adjusted for the effect of annual stock dividends. For the three months ended September 30, 2009 and 2008, the antidilutive employee stock option shares were 90,286 and 117,210, respectively. For the nine months ended the September 30, 2009 and 2008, the antidilutive employee stock option shares were 214,962 and 71,890, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009 (Unaudited)

7)      Business Segment

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated

For the Three Months Ended September 30, 2009

Revenues from external customers	$13,472,268	$3,339,113	$31,843,286	$-	$48,654,667

Intersegment revenues	945,610	539,355	52,741	(1,537,706)	-

Segment profit (loss)before income taxes	130,013	(420,148)	356,621	-	66,486

For the Three Months Ended September 30, 2008

Revenues from external customers	$12,098,925	$3,298,469	$37,686,541	$-	$53,083,935

Intersegment revenues	1,417,423	23,001	92,090	(1,532,514)	-

Segment profit before income taxes	(1,008,034)	(147,673)	427,541	-	(728,166)

For the Nine Months Ended September 30, 2009

Revenues from external customers	$40,649,498	$10,323,270	$115,183,928	$-	$166,156,696

Intersegment revenues	3,375,596	717,249	155,337	(4,248,182)	-

Segment profit (loss) before income taxes	181,474	(23,234)	9,332,518	-	9,490,758

Identifiable Assets	427,576,275	91,763,283	40,498,799	(94,785,131)	465,053,226

For the Nine Months Ended September 30, 2008

Revenues from external customers	$38,043,667	$10,891,254	$117,772,709	$-	$166,707,630

Intersegment revenues	4,395,247	69,003	281,277	(4,745,527)	-

Segment profit before income taxes	(45,680)	216,435	4,133,263	-	4,304,018

Identifiable Assets	419,417,351	63,894,447	28,607,260	(67,189,875)	444,729,183

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009 (Unaudited)

8)     Fair Value of Financial Assets and Financial Liabilities

Generally accepted accounting principles (GAAP) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. GAAP also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. Fair value measurements are classified under the following hierarchy:

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009 (Unaudited)

8)     Fair Value of Financial Assets and Financial Liabilities (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at September 30, 2009.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Investment in securities available for sale	$6,546,698	$6,546,698	$-	$-
Short-term investments	4,780,548	4,780,548	-	-
Restricted assets of cemeteries and mortuaries	1,626,184	1,626,184	-	-
Cemetery perpetual care trust investments	2,000,915	2,000,915	-	-
Derivatives - interest rate lock commitments	1,642,130	-	-	1,642,130
Total assets accounted for at fair value on a recurring basis	$16,596,475	$14,954,345	$-	$1,642,130

Liabilities accounted for at fair value on a recurring basis
Investment-type insurance contracts	$(110,888,713)	$-	$-	$(110,888,713)
Derivatives: Bank loan interest rate swaps	(121,034)	-	-	(121,034)
Total liabilities accounted for at fair value on a recurring basis	$(111,009,747)	$-	$-	$(111,009,747)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2008	$(112,351,916)	$362,231	$(167,483)

Total Gains (Losses):

Included in earnings	1,463,203	-	-

Included in other comprehensive income	-	1,279,899	46,449

Balance - September 30, 2009	$(110,888,713)	$1,642,130	$(121,034)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009 (Unaudited)

8)     Fair Value of Financial Assets and Financial Liabilities (Continued)

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

Interest rate lock commitments. The Company’s mortgage banking activities enters into interest rate lock commitments with potential borrowers and forward commitments to sell loans to third-party investors. The Company also implements a hedging strategy for these transactions. A mortgage loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after inception of the mortgage loan commitment. Mortgage loan commitments are defined to be derivatives under generally accepted accounting principles and are recognized at fair value on the consolidated balance sheet with changes in their fair values recorded as part of other comprehensive income from mortgage banking operations.

Bank loan interest rate swaps. Management considers the interest rate swap instruments to be an effective cash flow hedge against the variable interest rate on bank borrowings since the interest rate swaps mirror the term of the note payable and expire on the maturity date of the bank loans they hedge. The interest rate swaps are derivative financial instruments carried at their fair value.

9)Other Business Activity

Mortgage Operations

SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows and loan purchase agreements with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and correspondents a commission for loans that are brokered through SecurityNational Mortgage. For the nine months ended September 30, 2009, and 2008, SecurityNational Mortgage originated and sold 13,629 loans ($2,497,422,858 total volume) and 14,409 loans ($2,758,592,000 total volume), respectively.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreements at September 30, 2009 was $255,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of September 30, 2009, mortgage loans totaling $108,293,996 had been sold to warehouse banks in which settlements with third party investors were still pending. When certain mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 1.5% to 2.5% over the 30 day Libor rate. SecurityNational Mortgage is in the process of renewing one of its loan purchase agreements that expired on September 30, 2009 for an additional one year term. In addition, the Company has been successful in obtaining a loan purchase agreement with another warehouse bank.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009 (Unaudited)

9)Other Business Activity (Continued)

Mortgage fee income consists of origination fees, processing fees and certain other income related to the origination and sale of mortgage loans. For mortgage loans sold to third party investors, mortgage fee income and related expenses are recognized pursuant to generally accepted accounting principles at the time the sales of mortgage loans meet the sales criteria for the transfer of financial assets, which are: (i) the transferred assets have been isolated from the Company and its creditors, (ii) the transferee has the right to pledge or exchange the mortgage, and (iii) the Company does not maintain effective control over the transferred mortgage. The Company must determine that all three criteria are met at the time a loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including any investor commitments for these loans, prior to warehouse banks purchasing the loans under the purchase commitments.

The Company sells all mortgage loans to third party investors without recourse. However, the Company may be required to repurchase a loan or pay a fee instead of repurchase under certain events such as the following:

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

Loan purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled. Depending on market conditions, these commitment settlement dates can be extended at a cost to the Company. Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount. The Company’s historical data shows that 99% of all loans originated by the Company are generally settled by the investors as agreed within 16 days after delivery. There are situations, however, when the Company determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in the Company’s best interest to repurchase those loans from the warehouse banks. It is the Company's policy to cure any documentation problems with respect to such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce loan purchase commitments from third-party investors concerning the loans. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedy methods include, but are not limited to:

•	Research reasons for rejection
•	Provide additional documents
•	Request investor exceptions
•	Appeal rejection decision to purchase committee
•	Commit to secondary investors

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six month time period, the mortgage loans are repurchased and transferred to the long term investment portfolio at the lower of cost or market value and previously recorded sales revenue is reversed. Any loan that subsequently becomes delinquent is evaluated by the Company at that time and any impairment is adjusted accordingly.

Determining lower of cost or market: Cost is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Market value is often difficult to determine, but is based on the following:

•	For loans that have an active market the Company uses the market price on the repurchase date.
•	For loans where there is no market but there is a similar product, the Company uses the market value for the similar product on the repurchased date.
•
For loans where no active market exists on the repurchase date, the Company determines that the unpaid principal balance best approximates the market value on the repurchased date, after considering the fair value of the underlying real estate collateral and estimated future cash flows.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009 (Unaudited)

9)Other Business Activity (Continued)

The appraised value of the real estate underlying the original mortgage loan adds significance to the Company’s determination of fair value because, if the loan becomes delinquent, the Company has sufficient value to collect the unpaid principal balance or the carrying value of the loan. In determining the market value on the date of repurchase, the Company considers the total value of all the loans because  any sale of loans would be made as a pool.

For mortgages originated and held for investment, mortgage fee income and related expenses are recognized when the loan is originated.

As a result of the volatile secondary market for mortgage loans, the Company sold mortgage loans in 2007 and 2008 to certain third party investors that experienced financial difficulties and were not able to settle the loans. The total amount of such loans was approximately $52,556,000, of which approximately $36,499,000 were  loans in which the secondary market no longer exists. Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with generally accepted accounting principles, accounted for the loans retained in the same manner as a purchase of assets from the former transferee(s) in exchange for liabilities assumed. At the time of repurchase, the loans were determined to be held for investment purposes, and the fair value of the loans was determined to approximate the unpaid principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The 2008 financial statements reflect the transfer of the mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate”. The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

As is standard in the industry, the Company receives payments on the mortgage loans during the time period between the sale date and settlement or repurchase date. During this period, the Company services these loans through Security National Life, its life insurance subsidiary.

As of September 30, 2009, the Company’s long term mortgage loan portfolio contained mortgage loans of $18,295,015 in unpaid principal with delinquencies more than 90 days. Of this amount $11,105,398 was in foreclosure proceedings. The Company has not received or recognized any interest income on the $18,295,015 in mortgage loans with delinquencies more than 90 days. During the three and nine months ended September 30, 2009, the Company increased its allowance for mortgage losses by $1,066,136 and $1,908,473, respectively, which was charged to loan loss expense and included in selling, general and administrative expenses for the period. The allowance for mortgage loan losses as of September 30, 2009 was $6,248,956.

Also at September 30, 2009, the Company had foreclosed on a total of $39,536,861 in long term mortgage loans, of which $22,001,875 was foreclosed on and reclassified as real estate during the nine months ended September 30, 2009. The foreclosed properties were shown in real estate. The Company carries the foreclosed properties in Security National Life, Memorial Estates and SecurityNational Mortgage, its life, cemeteries and mortuaries and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

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

The Company placed $443,500 of funds in an escrow account with the Company’s law firm which funds have been included in the accompanying condensed consolidated balance sheets at September 30, 2009 and December 31, 2008 in receivables with the liability payable to the selling shareholders of an equal amount included in other liabilities and accrued expenses.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009 (Unaudited)

9)Other Business Activity (Continued)

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

	For the Three Months September 30, 2008 (unaudited)	For the Nine Months September 30, 2008 (unaudited)
Total revenues	$53,545,000	$168,552,000
Net earnings	$(732,000)	$2,851,000
Net earnings per Class A equivalent common share	$(0.09)	$0.35
Net earnings per Class A equivalent common share assuming dilution	$(0.09)	$0.35

Letter Agreement with Florida Office of Insurance Regulation to Cease Writing New Insurance in Florida

After several months of discussions with the Florida Office of Insurance Regulation concerning the categorization of certain admitted assets, Security National Life received a letter dated September 17, 2009, in which Florida indicated its rejection of Security National Life's position and requested that Security National Life either infuse additional capital or cease writing new business in the State of Florida.  Florida’s decision was based upon excess investments in subsidiaries by Security National Life and Florida’s determination to classify as property acquired and held for the purposes of investment, certain real property that Security National Life acquired in satisfaction of creditor rights and subsequently rented to tenants.  These determinations resulted in Security National Life exceeding certain investment limitations under Florida law and in a corresponding capital and surplus deficiency as of March 31, 2009.  Florida has acknowledged that the deficiency may be cured by the infusion of additional capital in the amount of the excess investments.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009 (Unaudited)

10)   Allowance for Loan Losses and Loan Loss Reserve

The Company provides allowances for losses on its mortgage loans through an allowance for loan losses (a contra-asset account) and through the mortgage loan loss reserve (a liability account). The allowance for loan losses and doubtful accounts is an allowance for losses on the Company’s mortgage loans held for investment. When a mortgage loan is past due more than 90 days, the Company, where appropriate, sets up an allowance to approximate the excess of the carrying value of the mortgage loan over the estimated fair value of the underlying real estate collateral. Once a loan is past due more than 90 days the Company does not accrue any interest income and proceeds to foreclose on the real estate. All expenses for foreclosure are expensed as incurred. Once foreclosed, the carrying value will approximate its fair value and the amount is classified as real estate. The Company is able to carry the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its life, cemeteries and mortuaries and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$5,621,573	$2,946,309	$4,780,467	$1,435,131
Provisions for losses	1,066,136	737,134	1,908,473	2,457,259
Charge-offs	(438,753)	-	(439,984)	(208,947)
Balance, at September 30	$6,248,956	$3,683,443	$6,248,956	$3,683,443

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

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The Company accrues a monthly allowance for indemnification losses to investors of .20% (20 basis points) of total production. This estimate is based on the Company’s historical experience. The amount accrued for the three and nine months ended September 30, 2009 was $3,501,940 and $14,617,599, respectively and the charge to expense has been included in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses, and, as of September 30, 2009, the balance was $8,972,737.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$7,833,133	$2,167,333	$2,775,452	$2,356,309
Provisions for losses	3,501,940	2,198,181	14,617,599	5,850,271
Charge-offs	(2,362,336)	(2,631,665)	(8,420,314)	(6,472,731)
Balance, at September 30	$8,972,737	$1,733,849	$8,972,737	$1,733,849

The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of the balance sheet date.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009 (Unaudited)

11)	Derivative Investments

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

The Company utilizes derivative instruments to economically hedge the price risk associated with its outstanding mortgage loan commitments. Forward loan sales commitments protect the Company from losses on sales of the loans arising from exercise of the loan commitments by securing the ultimate sales price and delivery date of the loans. Management expects these derivatives will experience changes in fair value opposite to changes in fair value of the derivative loan commitments, thereby reducing earnings volatility related to the recognition in earnings of changes in the values of the commitments.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009 (Unaudited)

11)   Derivative Investments (Continued)

The following table shows the fair value of derivatives as of  September 30, 2009 and December 31, 2008.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Interest rate lock commitments	other assets	$1,958,849	other assets	$2,372,452	other liabilities	$316,719	other liabilities	$2,010,221

Interest rate swaps	--	--	--	--	Bank loans payable	121,034	Bank loans payable	167,483
Total		$1,958,849		$2,372,452		$437,753		$2,177,704

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Gross Amount Gain (Loss) Recognized in OCI
	Three months ended September 30,
Derivatives in Statement 133 - Cash Flow Hedging Relationships	2009	2008
Interest Rate Lock Commitments	$(383,076)	$2,077,870
Interest Rate Swaps	(10,802)	(8,375)
Total	$(393,878)	$2,069,495

	Nine months ended September 30,
	2009	2008
Interest Rate Lock Commitments	$1,279,889	$4,195,960
Interest Rate Swaps	46,449	(27,493)
Total	$1,326,338	$4,168,467

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009 (Unaudited)

12)   Commitments and Contingencies

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

The Company has commitments to fund residential construction loans. As of September 30, 2009, the Company had commitments of $29,779,697 for these loans, of which $27,710,470 had been funded. These loans are for new construction. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% to 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 1% to 4.75% over the bank prime rate (3.25% as of September 30, 2009). Maturities range between six and twelve months.

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
On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Brothers and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agrees to indemnify Lehman Brothers and Aurora Loan Services for 75% of all losses that Lehman Brothers and Aurora Loan Services may have realized as a result of any current or future defaults by mortgagors on 54 mortgage loans that were purchased from SecurityNational Mortgage and listed as an attachment to the Indemnification Agreement. SecurityNational Mortgage is released from any obligation to pay the remaining 25% of such losses. The Indemnification Agreement also requires SecurityNational Mortgage to indemnify Lehman Brothers and Aurora Loan Services for 100% of losses incurred on mortgage loans with alleged breaches that are not listed on the attachment to the agreement.

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
September 30, 2009 (Unaudited)

12)   Commitments and Contingencies (Continued)

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

During 2007 and 2008, SecurityNational Mortgage made $1,730,000 in total payments to Aurora Loan Services pursuant to the Indemnification Agreement. During the three and nine months ended September 30, 2009, SecurityNational Mortgage made payments to Aurora Loan Services of $301,082 and $926,082, respectively. When SecurityNational Mortgage entered into the Indemnification Agreement, it anticipated using basis point holdbacks from loan production credits toward satisfying the $125,000 monthly obligations. Because Aurora Loan Services discontinued purchasing mortgage loans from SecurityNational Mortgage shortly after the Indemnification Agreement was executed, SecurityNational Mortgage has not had the benefit of using the basis point holdbacks toward payment of the $125,000 monthly obligations.

During 2008, funds were paid out of the reserve account to indemnify $1,700,000 in losses from 22 mortgage loans that were among the 54 mortgage loans with alleged breaches which were listed on the attachment to the Indemnification Agreement. The estimated potential losses from the remaining 32 mortgage loans listed on the attachments, which would require indemnification by SecurityNational Mortgage for such losses, is $3,357,000. Moreover, Aurora Loan Services has made a request to be indemnified for losses related to ten mortgage loans not listed on the attachment to the Indemnification Agreement. Aurora Loan Services claims the total amount of such potential losses is $2,746,000.  During 2008, the Company recognized losses related to this matter of $1,636,000; however, management cannot fully determine the total losses, if any, nor the rights that the Company may have as a result of Lehman Brothers’ and Aurora Loan Services’ refusal to purchase subsequent loans under the Indemnification Agreement. The Company has accrued an additional $31,347 for losses under the Indemnification Agreement during the nine months ended September 30, 2009.

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
September 30, 2009 (Unaudited)

12)   Commitments and Contingencies (Continued)

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

The Company disputes the terms of the proposed consent order. The Company is not aware of specific concerns that the Florida Office of Insurance Regulation has with the New Success Life Program because it has received no specific administrative complaint from the Florida Office of Insurance Regulation nor is it aware of any recent market conduct examination that the Florida Office has conducted relative to the program. The Company intends to vigorously oppose the proposed consent order. The Company has engaged in discussions with the Florida Office of Insurance Regulation in an effort to settle the dispute concerning the proposed order. If the Company is unable to reach a satisfactory resolution with the Florida Office of Insurance Regulation with respect to the terms of the proposed consent order and the Florida Office issues a similar order, the Company intends to take action necessary to protect its rights and interests, including requesting a hearing before an administrative law judge to oppose the order.

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

Mortgage Operations

SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows and loan purchase agreements with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and correspondents a commission for loans that are brokered through SecurityNational Mortgage. For the nine months ended September 30, 2009 and 2008, SecurityNational Mortgage originated and sold 13,629  loans ($2,497,423,000 total volume) and 14,409 loans ($2,758,592,000 total volume), respectively.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreements at September 30, 2009 was $255,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of September 30, 2009, mortgage loans totaling approximately $108,294,000 had been sold to warehouse banks in which settlements with third party investors were still pending. When the mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of mortgage loans ranging from 1.5% to 2.5% over the 30 day Libor rate. SecurityNational Mortgage is in the process of renewing one of its loan purchase agreements that expired on September 30, 2009 for an additional one year term. In addition, the Company has been successful in obtaining a loan purchase agreement with another warehouse bank.

Mortgage fee income consists of origination fees, processing fees and certain other income related to the origination and sale of mortgage loans. For mortgage loans sold to third party investors, mortgage fee income and related expenses are recognized pursuant to generally accepted accounting principles at the time the sales of mortgage loans meet the sales criteria for the transfer of financial assets, which are: (i) the transferred assets have been isolated from the Company and its creditors, (ii) the transferee has the right to pledge or exchange the mortgage, and (iii) the Company does not maintain effective control over the transferred mortgage. The Company must determine that all three criteria are met at the time a loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including any investor commitments for these loans, prior to warehouse banks purchasing the loans under the purchase commitments.

The Company sells all mortgage loans to third party investors without recourse. However, the Company may be required to repurchase a loan or pay a fee instead of repurchase under certain events such as the following:

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

Loan purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled. Depending on market conditions, these commitment settlement dates can be extended at a cost to the Company. Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount. The Company’s historical data shows that 99% of all loans originated by the Company are generally settled by the investors as agreed within 16 days after delivery. There are situations, however, when the Company determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in the Company’s best interest to repurchase those loans from the warehouse banks. It is the Company's policy to cure any documentation problems with respect to such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce loan purchase commitments from third-party investors concerning the loans. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedy methods include, but are not limited to:

•	Research reasons for rejection
•	Provide additional documents
•	Request investor exceptions
•	Appeal rejection decision to purchase committee
•	Commit to secondary investors

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six month time period, the mortgage loans are repurchased and transferred to the long term investment portfolio at the lower of cost or market value and previously recorded sales revenue is reversed. Any loan that subsequently becomes delinquent is evaluated by the Company at that time and any impairment is adjusted accordingly.

Determining lower of cost or market: Cost is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Market value is often difficult to determine, but is based on the following:

•	For loans that have an active market, the Company uses the market price on the repurchase date.
•	For loans where there is no market but there is a similar product, the Company uses the market value for the similar product on the repurchased date.
•
For loans where no active market exists on the repurchase date, the Company determines that the unpaid principal balance best approximates the market value on the repurchase date, after considering the fair value of the underlying real estate collateral and estimated future cash flows.

The appraised value of the real estate underlying the original mortgage loan adds significance to the Company’s determination of fair value because, if the loan becomes delinquent, the Company has sufficient value to collect the unpaid principal balance or the carrying value of the loan. In determining the market value on the date of repurchase, the Company considers the total value of all the loans because  any sale of loans would be made as a pool.

For mortgages originated and held for investment, mortgage fee income and related expenses are recognized when the loan is originated.

The mortgage industry is still experiencing substantial change due to higher than expected delinquencies from subprime loans. The market for new subprime loans has been substantially reduced and several mortgage companies whose primary product consisted of subprime mortgage originations have ceased operations. The Company funded $5,505,000 (0.14% of the Company’s loan production) in subprime loans during the twelve months ended December 31, 2007 and eliminated subprime loans from its product offerings in August 2007. The Company believes that its potential losses from subprime loans are minimal.

The industry problem with subprime mortgages has created a volatile secondary market for other products, especially alternative documentation (Alt A) loans. Alt A loans are typically offered to qualified borrowers who have relatively high credit scores but are not required to provide full documentation to support disclosure in the loan application of personal income and assets owned. Alt A loans can have a loan to value ratio as high as 100%. The Company discontinued offering these loans in September 2007.

As a result of the volatile secondary market for mortgage loans, the Company sold mortgage loans in 2007 and 2008 to certain third party investors that experienced financial difficulties and were not able to settle the loans. The total amount of such loans was $52,556,000, of which $36,499,000 were loans in which the secondary market no longer exists. Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with generally accepted accounting principles, accounted for the loans retained in the same manner as a purchase of assets from the former transferee(s) in exchange for liabilities assumed. At the time of repurchase, the loans were determined to be held for investment purposes, and the fair value of the loans was determined to approximate the unpaid principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The 2008 financial statements reflect the transfer of the mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate”. The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

As is standard in the industry, the Company receives payments on the mortgage loans during the time period between the sale date and settlement or repurchase date. The Company services these loans through Security National Life, its life insurance subsidiary.

As of September 30, 2009, the Company’s long term mortgage loan portfolio had $18,295,000 in unpaid principal with delinquencies more than 90 days. Of this amount, $11,105,000 was in foreclosure proceedings. The Company has not received any interest income on the $18,295,000 in mortgage loans with delinquencies more than 90 days. During the three and nine months ended September 30, 2009, the Company increased its allowance for mortgage losses by $1,066,136 and $1,908,473, respectively, which allowance was charged to loan loss expense and included in selling general and administrative expenses for the period. The allowance for mortgage loan losses as of September 30, 2009 was $6,249,000.

Also at September 30, 2009, the Company had foreclosed on a total of $39,537,000 in long term mortgage loans of which $22,002,000 was foreclosed on and reclassified as real estate during the nine months ended September 30, 2009. The foreclosed property was shown in real estate. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its life, cemeteries and mortuaries,and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

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

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Brothers and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agrees to indemnify Lehman Brothers and Aurora Loan Services for 75% of all losses that Lehman Brothers and Aurora Loan Services may have realized as a result of any current or future defaults by mortgagors on 54 mortgage loans that were purchased from SecurityNational Mortgage and listed as an attachment to the Indemnification Agreement. SecurityNational Mortgage is released from any obligation to pay the remaining 25% of such losses. The Indemnification Agreement also requires SecurityNational Mortgage to indemnify Lehman Brothers and Aurora Loan Services for 100% of losses incurred on mortgage loans with alleged breaches that are not listed on the attachment to the agreement.

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

During 2007 and 2008, SecurityNational Mortgage made $1,730,000 in total payments to Aurora Loan Services pursuant to the Indemnification Agreement. During the three and nine months ended September 30, 2009, SecurityNational Mortgage made payments to Aurora Loan Services of $301,082 and $926,082, respectively. When SecurityNational Mortgage entered into the Indemnification Agreement, it anticipated using basis point holdbacks from loan production credits toward satisfying the $125,000 monthly obligations. Because Aurora Loan Services discontinued purchasing mortgage loans from SecurityNational Mortgage shortly after the Indemnification Agreement was executed, SecurityNational Mortgage has not had the benefit of using the basis point holdbacks toward payment of the $125,000 monthly obligations.

During 2008, funds were paid out of the reserve account to indemnify $1,700,000 in losses from 22 mortgage loans that were among the 54 mortgage loans with alleged breaches which were listed on the attachment to the Indemnification Agreement. The estimated potential losses from the remaining 32 mortgage loans listed on the attachment, which would require indemnification by SecurityNational Mortgage for such losses, is $3,357,000. Moreover, Aurora Loan Services has made a request to be indemnified for losses related to ten mortgage loans not listed on the attachment to the Indemnification Agreement. Aurora Loan Services claims the total amount of such potential losses is $2,746,000.  During 2008, the Company recognized losses related to this matter of $1,636,000; however, management cannot fully determine the total losses, if any, nor the rights that the Company may have as a result of Lehman Brothers’ and Aurora Loan Services’ refusal to purchase subsequent loans under the Indemnification Agreement. The Company has accrued an additional $31,347 for losses under the Indemnification Agreement during the nine months ended September 30, 2009.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Total revenues decreased by $4,429,000, or 8.3%, to $48,655,000 for the three months ended September 30, 2009, from $53,084,000 for the three months ended September 30, 2008. Contributing to this decrease in total revenues was a $4,022,000 decrease in mortgage fee income, a $1,988,000 decrease in investment income, and a $466,000 decrease in net mortuary and cemetery sales. This decrease in total revenues was partially offset by a $295,000 increase in insurance premiums and other considerations, a $1,566,000 increase in realized gains on investments and other assets, and a $186,000 increase in other revenues.

Insurance premiums and other considerations increased by $295,000, or 3.2%, to $9,622,000 for the three months ended September 30, 2009, from $9,327,000 for the comparable period in 2008. This increase was primarily the result of the acquisition of Southern Security Life Insurance Company on December 18, 2008, which contributed additional insurance premiums.

Net investment income decreased by $1,988,000, or 29.3%, to $4,804,000 for the three months ended September 30, 2009, from $6,792,000 for the comparable period in 2008. This reduction was primarily attributable to reduced interest income due to lower interest rates from mortgage loans on real estate (mortgages held for long term and mortgages sold to investors) and construction lending.

Net mortuary and cemetery sales decreased by $466,000, or 15.3%, to $2,585,000 for the three months ended September 30, 2009, from $3,051,000 for the comparable period in 2008. This decrease was due to a decline in at-need sales and by a decline in pre-need land sales of burial spaces in the cemetery operations.

Realized gains on investments and other assets increased by $1,566,000 to $459,000 in realized gains for the three months ended September 30, 2009, from $1,107,000 in realized losses for the comparable period in 2008. This increase in realized gains on investments was due to gains from the sale of equity securities.

Mortgage fee income decreased by $4,022,000, or 11.6%, to $30,734,000 for the three months ended September 30, 2009, from $34,756,000 for the comparable period in 2008. This decrease was primarily attributable to an decrease in the number of mortgage loans originated.

Other revenues increased by $186,000, or 70.5%, to $450,000 for the three months ended September 30, 2009 from $264,000 for the comparable period in 2008. This increase was due to additional miscellaneous income throughout the Company's operations.

Total benefits and expenses were $48,588,000, or 99.9% of total revenues, for the three months ended September 30, 2009, as compared to $53,812,000, or 101.4% of total revenues, for the comparable period in 2008. This decrease resulted primarily from the improved profitability of SecurityNational Mortgage Company.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $605,000, or 7.3%, to $8,915,000 for the three months ended September 30, 2009, from $8,310,000 for the comparable period in 2008. This increase was primarily the result of increased death benefits and future policy benefits that were partially offset by decreases in surrenders and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $498,000, or 25.5%, to $1,453,000 for the three months ended September 30, 2009, from $1,951,000 for the comparable period in 2008. This decrease was due to an increase in new business, better persistency of business in force, and a lower yield on invested assets.

Selling, general and administrative expenses decreased by $4,227,000, or 10.2%, to $37,175,000 for the three months ended September 30, 2009, from $41,402,000 for the comparable period in 2008. Salaries increased by $391,000 from $6,638,000 in 2008 to $7,029 000 in 2009, primarily due to merit increases in salaries of existing employees. Other expenses increased by $1,043,000 from $7,911,000 in 2008 to $8,954,000 in 2009 due to increased processing fees, loan costs, and foreclosure expenses. Provision for loan losses increased by $1,232,000 from $2,258,000 in 2008 to $3,490,000 in 2009 due primarily to increased loan loss reserve and loan allowance balances at SecurityNational Mortgage Company. Commission expenses decreased by $6,893,000, from $24,595,000 in the third quarter of 2008 to $17,702,000 in the third quarter of 2009, due to a reduction in mortgage loan origination costs made by SecurityNational Mortgage, a decrease in sales at the cemetery operations, and a decrease in life insurance renewal commissions during the third quarter of 2009.

Interest expense decreased by $1,117,000, or 69.8%, to $483,000 for the three months ended September 30, 2009, from $1,600,000 for the comparable period in 2008. This reduction was primarily due to decreased borrowing rates on warehouse lines.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $14,000, or 2.6%, to $562,000 for the three months ended September 30, 2009, from $548,000 for the comparable period in 2008. This decrease was primarily due to decreased at-need mortuary sales.

For the three months ended September 30, 2009 and 2008, total comprehensive income amounted to $94,000 and $264,000, respectively. This decrease of $170,000 was primarily the result of a $1,884,000 increase in derivative losses related to mortgage loans, which was partially offset by an $831,000 increase in net income, and an $883,000 increase in unrealized gains in securities available for sale.

Nine months Ended September 30, 2009 Compared to Nine months Ended September 30, 2008

Total revenues decreased by $551,000, or 0.3%, to $166,157,000 for the nine months ended September 30, 2009, from $166,708,000 for the nine months ended September 30, 2008. Contributing to this decrease in total revenues was a decrease of $5,437,000 in investment income and a $1,074,000 decrease in net mortuary and cemetery sales. This decrease in total revenues was partially offset by a $2,182,000 increase in mortgage fee income, a $1,538,000 increase in insurance premiums and other considerations, a $1,819,000 increase in realized gains on investments and other assets, and a $421,000 increase in other revenues.

Insurance premiums and other considerations increased by $1,538,000, or 5.7%, to $28,716,000 for the nine months ended September 30, 2009, from $27,178,000 for the comparable period in 2008. This increase was primarily the result of additional premiums realized from new insurance sales, and the acquisition of Southern Security Life Insurance Company on December 18, 2008, which contributed additional insurance premiums.

Net investment income decreased by $5,437,000, or 25.2%, to $16,108,000 for the nine months ended September 30, 2009, from $21,545,000 for the comparable period in 2008. This reduction was primarily attributable to reduced interest income due to lower interest rates from mortgage loans on real estate (mortgages held for long term and mortgages sold to investors) and construction lending.

Net mortuary and cemetery sales decreased by $1,074,000, or 10.7%, to $8,958,000 for the nine months ended September 30, 2009, from $10,032,000 for the comparable period in 2008. This reduction was primarily due to a decline in pre-need land sales of burial spaces in the cemetery operations and a decline in at need sales of mortuary operations.

Realized gains on investments and other assets increased by $1,819,000 to $752,000 in realized gains for the nine months ended September 30, 2009, from $1,067,000 in realized losses for the comparable period in 2008. This increase in realized gains on investments was due to gains from the sale of equity securities.

Mortgage fee income increased by $2,182,000, or 2.0%, to $110,534,000 for the nine months ended September 30, 2009, from $108,352,000 for the comparable period in 2008. This increase was primarily attributable to an increase in secondary gains on mortgage loan production.

Other revenues increased by $421,000, or 63.1%, to $1,088,000 for the nine months ended September 30, 2009 from $667,000 for the comparable period in 2008. This increase was due to additional miscellaneous income throughout the Company's operations.

Total benefits and expenses were $156,666,000, or 94.3% of total revenues, for the nine months ended September 30, 2009, as compared to $162,404,000, or 97.4% of total revenues, for the comparable period in 2008. This decrease resulted primarily from the improved profitability of SecurityNational Mortgage Company.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $1,039,000, or 4.1%, to $26,222,000 for the nine months ended September 30, 2009, from $25,183,000 for the comparable period in 2008. This increase was primarily the result of increased insurance business and increased death benefits that were partially offset by decreases in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $768,000, or 17.6%, to $5,132,000 for the nine months ended September 30, 2009, from $4,364,000 for the comparable period in 2008. This increase was primarily due to an increase in business in force, which was partially a result of the purchase of Southern Security Life Insurance Company on December 18, 2008.

Selling, general and administrative expenses decreased by $3,984,000, or 3.2%, to $121,275,000 for the nine months ended September 30, 2009, from $125,259,000 for the comparable period in 2008. This decrease was the result of a reduction in commission expenses of $15,110,000, from $74,258,000 in the first nine months of 2008 to $59,148,000 in the first nine months of 2009, due to reduced mortgage loan origination costs made by SecurityNational Mortgage, a decrease in sales at the cemetery operations, and a decrease in life insurance renewal commissions during the first nine months of 2009. This decrease was partially offset by an increase in salaries of $1,103,000 from $19,553,000 in 2008 to $20,656,000 in 2009, primarily due to merit increases in salaries of existing employees. Other expenses increased by $3,385,000 from $24,161,000 in 2008 to $27,546,000 in 2009 due to increased processing fees, loan costs and foreclosure expenses. Provision for loan losses increased by $6,638,000 from $7,287,000 in 2008 to $13,925,000 in 2009 due primarily to increased loan loss reserve and loan allowance balances at SecurityNational Mortgage Company.

Interest expense decreased by $3,498,000, or 60.9%, to $2,246,000 for the nine months ended September 30, 2009, from $5,744,000 for the comparable period in 2008. This reduction was primarily due to decreased borrowing rates on warehouse lines.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $63,000, or 3.4%, to $1,791,000 for the nine months ended September 30, 2009, from $1,854,000 for the comparable period in 2008. This decrease was primarily due to decreased cemetery sales and mortuary sales.

For the nine months ended September 30, 2009 and 2008, total comprehensive income amounted to $7,557,000 and $3,795,000, respectively. This increase of $3,762,000 was primarily the result of a $3,678,000 increase in net income and a $1,515,000 increase in unrealized gains in securities available for sale, which was partially offset by a $1,431,000 decrease in derivative gains related to mortgage loans.

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

During the nine months ended September 30, 2009 and September 30, 2008, the Company's operations provided cash of $13,265,000 and $41,186,000, respectively. This was due primarily to a $19,083,000 increase in 2009 and a $51,231,000 decrease in 2008 in the balance of mortgage loans sold to investors, which was attributed to a transfer of loans totaling $36,291,000 to long term mortgages in 2008.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $116,641,000 as of September 30, 2009 compared to $126,583,000 as of December 31, 2008. This represents 39.2% and 41.6% of the total investments as of September 30, 2009, and December 31, 2008, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At September 30, 2009, 6.1% (or $7,032,000) and at December 31, 2008, 2.8% (or $3,485,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

Generally accepted accounting principles (GAAP) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. GAAP also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. Fair value measurements are classified under the following hierarchy:

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at September 30, 2009.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Investment in securities available for sale	$6,546,698	$6,546,698	$-	$-
Short-term investments	4,780,548	4,780,548	-	-
Restricted assets of cemeteries and mortuaries	1,626,184	1,626,184	-
Cemetery perpetual care trust investments	2,000,915	2,000,915	-	-
Derivatives - interest rate lock commitments	1,642,130	-	-	1,642,130
Total assets accounted for at fair value on a recurring basis	$16,596,475	$14,954,345	$-	$1,642,130

Liabilities accounted for at fair value on a recurring basis
Investment-type insurance contracts	$(110,888,713)	$-	$-	$(110,888,713)
Dervatives: Bank loan interest rate swaps	(121,034)	-	-	(121,034)
Total liabilities accounted for at fair value on a recurring basis	$(111,009,747)	$-	$-	$(111,009,747)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2008	$(112,351,916)	$362,231	$(167,483)

Total Gains (Losses):

Included in earnings	1,463,203	-	-

Included in other comprehensive income	-	1,279,899	46,449

Balance - September 30, 2009	$(110,888,713)	$1,642,130	$(121,034)

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

Interest rate lock commitments. The Company’s mortgage banking activities enters into interest rate lock commitments with potential borrowers and forward commitments to sell loans to third-party investors. The Company also implemented a hedging strategy for these transactions. A mortgage loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after inception of the mortgage loan commitment. Mortgage loan commitments are derivatives under generally accepted accounting principles and are recognized at fair value on the consolidated balance sheet with changes in their fair values recorded as part of other comprehensive income from mortgage banking operations.

Bank loan interest rate swaps. Management considers the interest rate swap instruments to be an effective cash flow hedge against the variable interest rate on bank borrowings since the interest rate swaps mirror the term of the note payable and expire on the maturity date of the bank loans they hedge. The interest rate swaps are a derivative financial instruments carried at their fair value.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2009, and December 31, 2008, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank debt and notes payable were $67,530,000 as of September 30, 2009, as compared to $60,552,000 as of December 31, 2008. Stockholders’ equity as a percent of total capitalization was 92.1% and 89.0% as of September 30, 2009 and December 31, 2008, respectively. Bank debt and notes payable decreased $1,299,000 for the nine months ended September 30, 2009 when compared to December 31, 2008, thus increasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2008 was 9.0% as compared to a rate of 7.9% for 2007. The 2009 lapse rate to date has been approximately the same as 2008.

At September 30, 2009, $20,320,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the annual report on Form 10-K filed for the year ended December 31, 2008.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2009. Based upon the evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2009. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as of September 30, 2009.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining a comprehensive system of internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets, and the reliability of the financial records. The internal control system was designed to provide reasonable assurance to management and the Company's Board of Directors regarding the preparation and fair presentation of published financial statements. The system of internal control over financial reporting provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The criteria or framework upon which management relied in evaluating the effectiveness of the Company’s internal control over financial reporting was set forth in Internal Controls -- Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of the Company's evaluation, management concluded that the internal control over financial reporting was effective as of September 30, 2009.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

The Company disputes the terms of the proposed consent order. The Company is not aware of specific concerns that the Florida Office of Insurance Regulation has with the New Success Life Program because it has received no specific administrative complaint from the Florida Office of Insurance Regulation nor is it aware of any recent market conduct examination that the Florida Office has conducted relative to the program. The Company intends to vigorously oppose the proposed consent order. The Company has engaged in discussions with the Florida Office of Insurance Regulation in an effort to settle the dispute concerning the proposed order. If the Company is unable to reach a satisfactory resolution with the Florida Office of Insurance Regulation with respect to the terms of the proposed consent order and the Florida Office of Insurance Regulation issues a similar order, the Company intends to take action necessary to protect its rights and interests, including requesting a hearing before an administrative law judge to oppose the order.

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

The mortgage industry is still experiencing substantial change due to higher than expected delinquencies from subprime loans. The market for new subprime loans has been substantially reduced and several mortgage companies whose primary product consisted of subprime mortgage originations have ceased operations. The Company funded $5.4 million (0.2% of the Company’s loan production) in subprime loans during the twelve months ending December 31, 2007 and eliminated subprime loans from its product offerings in August 2007. The Company believes that its potential losses from subprime loans are minimal.

The industry problem with subprime mortgages has created a volatile secondary market for other products, especially alternative documentation (Alt A) loans. Alt A loans are typically offered to qualified borrowers who have relatively high credit scores but are not required to provide full documentation to support disclosure in the loan application of personal income and assets owned. Alt A loans can have a loan to value ratio as high as 100%. As a result of these changes, the Company discontinued offering these loans in September 2007.

As a result of the volatile secondary market, for mortgage loans, the Company sold mortgage loans to in 2007 and 2008 to certain third party investors that experienced financial difficulties and were not able to settle the loans. The total amount of these loans was $52,556,000, of which $36,499,000 were loans in which the secondary market no longer exists. Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with generally accepted accounting principles, accounted for the loans retained in the same manner as a purchase of assets from the former transferee(s) in exchange for liabilities assumed. At the time of repurchase, the loans were determined to be held for investment purposes, and the fair value of the loans was determined to approximate the unpaid principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The 2008 financial statements reflect the transfer of the mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate”. The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

As a standard in the industry, the Company receives payments on the mortgage loans during the time period between the sale date and settlement or repurchase date. The Company will service these loans through Security National Life, its life insurance subsidiary.

The Company provides allowances for losses on its mortgage loans through an allowance for loan losses (a contra-asset account) and through the mortgage loan loss reserve (a liability account). The allowance for loan losses and doubtful accounts is an allowance for losses on the Company’s mortgage loans held for investment. When a mortgage loan is past due more than 90 days, the Company, where appropriate, sets up an allowance to approximate the excess of the carrying value of the mortgage loan over the estimated fair value of the underlying real estate collateral. Once a loan is past due more than 90 days the Company does not accrue any interest income and proceeds to foreclose on the real estate. All expenses for foreclosure are expensed as incurred. Once foreclosed, the carrying value will approximate its fair value and the amount will be classified as real estate. The Company carries the foreclosed properties in Security National Life, Memorial Estates and SecurityNational Mortgage, its life, cemeteries and mortuaries and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

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

As of September 30, 2009, the Company’s long term mortgage loan portfolio had $18,295,000 in unpaid principal with delinquencies more than 90 days. Of this amount $11,105,000 was in foreclosure proceedings. The Company has not received any interest income on the $18,295,000 in mortgage loans with delinquencies more than 90 days. During the three and nine months ended September 30, 2009, the Company has increased its allowance for mortgage loan losses by $1,066,000 and $1,908,000, respectively, which allowance was charged to loan loss expense and is included in selling, general and administrative expenses for the period. The allowance for mortgage loan losses as of September 30, 2009 was $6,249,000.

Also, at September 30, 2009, the Company had foreclosed on a total of $39,537,000 in long term mortgage loans of which $22,002,000 was foreclosed on and reclassified as real estate during the nine months ended September 30, 2009. The foreclosed property is shown in real estate. The Company carries the foreclosed properties in Security National Life, Memorial Estates and SecurityNational Mortgage, its life, cemeteries and mortuaries and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

In addition to the allowance for mortgage loan losses, the Company also accrues a monthly allowance for indemnification losses to investors of .20% (20 basis points) of total production. The amount accrued for the three and nine months ended September 30, 2009 was $3,502,000 and $14,618,000, respectively, and the charge to expense has been included in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and, as of September 30, 2009, the balance was $8,973,000.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreements at September 30, 2009 was $255,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of September 30, 2009, mortgage loans totaling approximately $108,294,000 had been sold to warehouse banks in which settlements with third party investors were still pending. When certain mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but it is required to pay a fee in the form of interest on a portion of the mortgage loans between the date the loans are sold to warehouse banks and the date of settlement with the third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 1.5% to 2.5% over the 30 days Libor rate. SecurityNational Mortgage is in the process of renewing one of its loan purchase agreements that expired on September 30, 2009 for an additional one year term. In addition, the Company was successful in obtaining another loan purchase agreement with another warehouse bank.

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

None

Item 3.               Defaults Upon Senior Securities.

None

Item 4.               Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on July 10, 2009, the following matters were acted upon: (i) seven directors consisting of George R. Quist, Scott M. Quist, J. Lynn Beckstead, Jr., Charles L. Crittenden, Dr. Robert G. Hunter, H. Craig Moody and Norman G. Wilbur were elected to serve until the next annual stockholders meeting or until their respective successors are elected and qualified (for George R. Quist, with Class A and Class C shares voting, 12,762,987 votes were cast in favor of election, no votes were cast against election, and there were 142,692 abstentions; for Scott M. Quist, with Class A and Class C shares voting, 12,764,333 votes were cast in favor of election, no votes were cast against election, and there were 141,346 abstentions; for J. Lynn Beckstead, Jr., with Class  A shares voting, 4,530,587 votes were cast in favor of election, no votes were cast against election, and there were 138,657 abstentions; for Charles L. Crittenden, with Class A and Class C shares, 12,764,114 votes were cast in favor of election, no votes were cast against election, and there were 141,565 abstentions; for Dr. Robert G. Hunter, with Class A and Class C shares voting, 12,765,358 votes were cast in favor of election, no votes cast against election, and there were 140,321 abstentions; for H. Craig Moody, with Class A shares voting, 4,530,338 votes were cast in favor of election, no votes cast against election, and there were 138,906 abstentions; and for Norman G. Wilbur, with Class A and Class C shares voting, 12,764,042 votes were cast in favor of election, no votes were cast against election, and there were 141,637 abstentions); (ii) the appointment of Hansen,  Barnett & Maxwell, P.C. as the Company's registered pubic independent accountants for the fiscal year ending December 31, 2009 was ratified (with 12,439,679 votes cast for appointment, 38,093 votes against appointment, and there were -0- abstentions); and (iii) to amend the Company’s 2003 Stock Option Plan to authorize an additional 500,000 shares of Class A common stock and an additional 1,000,000 shares of Class C common stock to be made available for issuance thereunder was ratified (with 11,496,347 for and 226,940 against).

Item 5.               Other Information.

Letter Agreement with Florida Office of Insurance Regulation to Cease Writing New Insurance in Florida

After several months of discussions with the Florida Office of Insurance Regulation concerning the categorization of certain admitted assets, Security National Life received a letter dated September 17, 2009, in which Florida indicated its rejection of Security National Life's position and requested that Security National Life either infuse additional capital or cease writing new business in the State of Florida.  Florida’s decision was based upon excess investments in subsidiaries by Security National Life and Florida’s determination to classify as property acquired and held for investment purposes, certain real property that Security National Life acquired in satisfaction of creditor rights and subsequently rented to tenants.  These determinations resulted in Security National Life exceeding certain investment limitations under Florida law and in a corresponding capital and surplus deficiency or as of March 31, 2009.  Florida has acknowledged that the deficiency may be cured by the infusion of additional capital in the amount of the excess investments.

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

On September 18, 2009, Security National Life responded by letter to Florida and expressed its disagreement with Florida’s interpretation of the Florida statutes but, for practical purposes, agreed, beginning as of September 30, 2009 and continuing until Florida determines that Security National Life has attained full compliance with the Florida statutes, to cease originating new insurance policies in Florida and not to enter into any new reinsurance agreements with any Florida domiciled insurance company.  The State of Utah, Security National Life’s state of domicile, has not determined that Security National Life has a capital and surplus deficiency, nor is Security National Life aware of any state, other than Florida, in which Security National Life is determined to have a capital and surplus deficiency.

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

No reports were filed by the Company during the quarter ended September 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: November 13, 2009	/s/ George R. Quist
George R. Quist
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2009	/s/ Stephen M. Sill
Stephen M. Sill
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)