Form 10-K
period 2009-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2010-03-31
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009, or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer ___ Accelerated filer ___ Nonaccelerated filer    X      Smaller reporting company ___ (Do not check if a smaller reporting company).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business date of the registrant’s most recently completed second fiscal quarter. $16,175,000

As of March 26, 2010, there were outstanding 8,735,383 shares of Class A Common Stock, $2.00 par value per share, and 9,213,182 shares of Class C Common Stock, $.20 par value per share.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Item 1. Business

Security National Financial Corporation (the “Company”) operates in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance. These products are marketed in 38 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment of the Company consists of five cemeteries in the state of Utah and one cemetery in the state of California, and seven mortuaries in the state of Utah and three mortuaries in the state of Arizona. The Company also engages in pre-need selling of funeral, cemetery, mortuary and cremation services through its Utah, Arizona and California operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage loan segment is an approved government and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects. The mortgage loan segment operates through 32 wholesale and retail offices in eleven states, and is an approved mortgage lender in several other states.

The design and structure of the Company is that each business segment is related to the other business segments and contributes to the profitability of the other segments. Because of the Company’s cemetery and mortuary operations in Utah, California and Arizona, the Company enjoys a level of public awareness that assists in the sales and marketing of insurance and pre-need cemetery and funeral products. The Company’s insurance subsidiaries invest their assets (representing, in part, the pre-paid funerals) in investments authorized by the respective insurance departments of their states of domicile. One such investment authorized by insurance departments is mortgage loans. The Company funded relatively few subprime mortgage loans during 2007 and no longer funds such loans. Thus, while each business segment is a profit center on a stand-alone basis, this horizontal integration of each segment is planned to lead to improved profitability of the Company. The Company also pursues growth through acquisitions. The Company’s acquisition business strategy is based on reducing the overhead cost of the acquired company by utilizing the Company’s existing personnel, management, and technology while still providing quality service to customers and policyholders.

The Company was organized as a holding company in 1979, when Security National Life Insurance Company (“Security National Life”) became a wholly owned subsidiary of the Company and the former stockholders of Security National Life became stockholders of the Company. Security National Life was formed in 1965 and has grown through the direct sales of life insurance and annuities and through the acquisition of other insurance companies. In 1994, Security National Life acquired Capital Investors Life Insurance Company. In 1995, Security National Life acquired Civil Service Employees Life Insurance Company. In 1998, Security National Life acquired Southern Security Life Insurance Company, a Florida domiciled insurance company (“Southern Security Life”), in a stock purchase transaction involving the purchase of 57.4% of the outstanding common shares of Southern Security Life.

In 2002, Security National Life acquired a block of business from Acadian Life Insurance Company and, in 2004, it acquired Paramount Security Life Insurance Company, now Security National Life Insurance Company of Louisiana. In 2005, Security National Life completed a merger transaction involving the purchase of the remaining outstanding shares of Southern Security Life, which resulted in Southern Security Life becoming a wholly-owned subsidiary of Security National Life. Security National Life additionally acquired Memorial Insurance Company of America in 2005 and C & J Financial in 2007.  In 2007, Security National Life acquired Capital Reserve Life Insurance Company and, in 2008, it acquired Southern Security Life Insurance Company, a Mississippi domiciled insurance company (“Southern Security of Mississippi”).

Also in 2007, Southern Security Life (formerly a Florida domiciled insurance company) was liquidated and all the remaining insurance business and operations of Southern Security Life was transferred to Security National Life.  In 2009, Security National Life Insurance Company of Louisiana was liquidated and all of the insurance business and operations of Security National Life Insurance Company of Louisiana was transferred to Security National Life.  Also in 2009, Capital Reserve Life Insurance Company was liquidated and all of the insurance business and operations of Capital Reserve Life Insurance Company, except for its corporate charter and the required capital and surplus to preserve its corporate existence in Missouri, was transferred to Security National Life.

The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies. In 1989, the Company acquired Paradise Chapel Funeral Home, Inc. and, in 1991, it acquired Holladay Memorial Park, Inc., Cottonwood Mortuary, Inc. and Deseret Memorial, Inc. In 1994, the Company acquired  Sunset Funeral Home. In 1995, the Company acquired Greer-Wilson Funeral Home, Inc. and, in 1997, it acquired Crystal Rose Funeral Home. In 1993, the Company formed SecurityNational Mortgage Company (“SecurityNational Mortgage”) to originate and refinance mortgage loans. Since the beginning of business in 1993, SecurityNational Mortgage has now grown to 32 branches in eleven states. See Notes to Consolidated Financial Statements for additional disclosure and discussion regarding segments of the business.

Life Insurance

Products

The Company, through Security National Life and its insurance subsidiaries, Security National Life of Louisiana, Memorial Insurance Company of America, Capital Reserve Life Insurance Company and Southern Security Life Insurance Company, issues and distributes selected lines of life insurance and annuities. The Company’s life insurance business includes funeral plans, and interest-sensitive life insurance, as well as other traditional life and accident and health insurance products. The Company places specific marketing emphasis on funeral plans through pre-need planning and traditional whole life products sold in association with the costs of higher education.

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

Through the Company’s Higher Education Division, the Company markets strategies for fund accumulations for college and repayment of student loans and expenses a student may have after college. The product used for this market is a 10-Pay Whole Life Policy which is usually sold with an annuity and payor rider. Both the paid-up aspect of the whole life policy and the fund accumulation aspect of the annuity are marketed as a tool for parents to help accumulate money to help fund college expenses or repay loans incurred during college. These products are generally offered to parents who have children under the age of 25.

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

Higher Education insurance plans are for families who desire to prepare for their children’s higher education financial needs. Such preparation can include searches for scholarships, grant applications, government student loan applications, and the purchase of life insurance and annuities as a vehicle to help repay education related debt. In 1965, the Higher Education Act created the guaranteed student loan programs previously participated in by the Company. Federal Family Education Loan (FFEL) Programs now consist of Federal Stafford Loans (formerly Guaranteed Student Loans), Federal Plus Loans, and Federal Consolidation Loans. The FFEL Program makes these long-term loans available to students attending institutions of higher education, vocation, technical, business and trade schools and some foreign schools.

State or private nonprofit guaranty agencies insure that the FFEL Programs and the Federal Government reimburse these agencies for all or part of the insurance loans they pay to lenders. The federal guaranty on an FFEL replaces the security (collateral) usually required for a long-term consumer loan. These government programs have numerous rules for qualification and have limits on how much you can borrow. The Company’s whole life insurance product and annuity product  can provide a way for families to accumulate additional funds for their children’s education. The Company has a student service center, which is available to policyholders to help parents and students plan for their student’s higher education experience.

A majority of the Company’s funeral plan premiums come from the states of Arizona, Arkansas, California, Idaho, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee, Texas and Utah. A majority of the Company’s non-funeral plan life insurance premiums come from the states of Georgia, Louisiana, Maryland, South Carolina, Tennessee, Texas, Utah, Virginia, and the District of Columbia.

The Company sells its life insurance products through direct agents, brokers and independent licensed agents who may also sell insurance products of other companies. The commissions on life insurance products range from approximately 10% to 120% of first year premiums. In those cases where the Company utilizes its direct agents in selling such policies, those agents customarily receive advances against future commissions.

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

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2009:

	2009		2008		2007		2006		2005
Life Insurance
Policy/Cert. Count
as of December 31	407,673		415,656	(3)	405,224	(2)	401,441		413,753	(1)
Insurance in force as of
December 31
(omitted 000)	$2,617,946		$2,454,409	(3)	$2,434,733	(2)	$2,620,694		$3,216,946	(1)
Premiums Collected
(omitted 000)	$38,399	(3)	$36,063	(2)	$32,173		$31,619	(1)	$27,275

(1)	Includes the purchase of Memorial Insurance Company of America on December 29, 2005.
(2)	Includes the purchase of Capital Reserve Life Insurance Company on December 17, 2007.
(3)	Includes the purchase of Southern Security Life Insurance Company on December 18, 2008.

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

The following table summarizes the annuity business for the five years ended December 31, 2009:

	2009	2008			2007		2006		2005
Annuities Policy/Cert.
Count as of December 31	12,366	11,411	(3)		11,175	(2)	8,475		8,904	(1)
Deposits Collected (omitted 000)	$ 6,737	$ 8,959	(2	)(3)	$ 4,080		$ 3,977	(1)	$ 2,416
(1)	Includes the purchase of Memorial Insurance Company of America on December 29, 2005.
(2)	Includes the purchase of Capital Reserve Life Insurance Company on December 17, 2007.
(3)	Includes the purchase of Southern Security Life Insurance Company on December 18, 2008.

Accident and Health

Products

Prior to the acquisition of Capital Investors in 1994, the Company did not actively market accident and health products. With the acquisition of Capital Investors, the Company acquired a block of accident and health policies that pay limited benefits to policyholders. The Company is currently offering low-cost comprehensive diver’s and limited recreational accident policies. These policies provide worldwide coverage for medical expense reimbursement in the event of diving or certain recreational sports accidents.

Markets and Distribution

The Company currently markets its accident policies through web marketing.

The following table summarizes the accident and health insurance business for the five years ended December 31, 2009:

	2009	2008	2007	2006	2005
Accident and Health Policy/Cert.
Count as of December 31	13,436	14,060	14,845	15,340	14,934
Premiums Collected (omitted 000)	$ 219	$ 232	$ 257	$ 274	$ 285

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

The Company’s policy is to retain no more than $75,000 of ordinary insurance per insured life. Excess risk is reinsured. The total amount of life insurance in force at December 31, 2009, reinsured by other companies, aggregated $102,830,000, representing approximately 4.0% of the Company’s life insurance in force on that date.

The Company currently cedes and assumes certain risks with various authorized unaffiliated reinsurers pursuant to reinsurance treaties, which are renewable annually. The premiums paid by the Company are based on a number of factors, primarily including the age of the insured and the risk ceded to the reinsurer.

On December 31, 2008, the Company entered into a Coinsurance Funds Withheld Reinsurance Agreement with Continental American Insurance Company (“Continental American”), a South Carolina domiciled insurance company. This agreement was effective November 30, 2008. Under the terms of the agreement, the Company ceded to Continental American 100% of a block of deferred annuities in the amount of $4,828,487 as of December 31, 2008 and retained the assets and recorded a funds held under coinsurance liability for the same amount. Continental American agreed to pay the Company an initial ceding commission of $60,000 and a quarterly management fee of $16,500 per quarter to administer the policies. The Company will also receive a 90% experience refund for any profits from the business. The Company has the right to recapture the business on each January 1 subsequent to December 31, 2008, or any other date if mutually agreed and with at least 90 days’ prior written notice to Continental American. The Company and Continental American have agreed to terminate this agreement on March 31, 2010.

Investments

The investments that support the Company’s life insurance and annuity obligations are determined by the Investment Committee of the Board of Directors of the various subsidiaries and ratified by the full Board of Directors of the respective subsidiaries. A significant portion of the investments must meet statutory requirements governing the nature and quality of permitted investments by insurance companies. The Company’s interest-sensitive type products, primarily annuities and interest-sensitive whole life, compete with other financial products such as bank certificates of deposit, and brokerage sponsored money market funds as well as competing life insurance company products. Although it is not the Company’s policy to offer the highest yield in this economic climate, in order to offer what the Company considers to be a competitive yield, it maintains a diversified portfolio consisting of common stocks, preferred stocks, municipal bonds, investment and non-investment grade bonds, mortgage loans, real estate, short-term investments and other securities and investments.

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding investments.

Cemetery and Mortuary

Products

The Company has six wholly-owned cemeteries and ten wholly owned mortuaries. The cemeteries are non-denominational. Through its cemetery and mortuary operations, the Company markets a variety of products and services both on a pre-need basis (prior to death) and an at-need basis (at the time of death). The products include grave spaces, interment vaults, mausoleum crypts and niches, markers, caskets, flowers and other related products. The services include professional services of funeral directors, opening and closing of graves, use of chapels and viewing rooms, and use of automobiles and clothing. The Company has a funeral chapel at each of its cemeteries, other than Holladay Memorial Park and Singing Hills Memorial Park, and has six separate stand-alone mortuary facilities.

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

The sales representatives of the Company’s cemetery and mortuary operations are split into two groups. The pre planning consultants are commissioned and receive no salary.  The sales commissions range from 4% to 25% for cemetery products and services and 10% to 100% of first year premiums for funeral plan insurance.  Potential customers are located via telephone sales prospecting, responses to letters mailed by the pre planning consultants, newspaper inserts, referrals, and door-to-door canvassing.  If a customer comes to one of the Company’s cemeteries, the cemetery directors are compensated on a base wage plus volume bonus ranging from 3% to 6%. The Company trains its sales representatives and generates leads for them.

Mortgage Loans

Products

Beginning in 1993, the Company, through its wholly owned subsidiary, SecurityNational Mortgage Company (“SecurityNational Mortgage”) has been active in both the residential as well as commercial real estate markets. The Company has current approvals through HUD, Fannie Mae, Freddie Mac and other substantial secondary market investors, which enable it to originate a variety of residential mortgage loan products that are subsequently sold to investors. The Company uses internal and external funding sources with unaffiliated financial institutions. The Company also originates residential construction loans.

Security National Capital, a subsidiary of SecurityNational Mortgage, originates commercial real estate loans both for internal investment as well as for sale to unaffiliated investors.

Markets and Distribution

The Company’s residential mortgage lending services are marketed primarily to mortgage originators. SecurityNational Mortgage maintains a retail origination presence in the Utah, California and Texas markets in addition to 19 wholesale branch offices located in Arizona, California, Florida, Hawaii, Indiana, Kansas, Oklahoma, Oregon, Texas, Utah and Washington, with sales representatives in these and other states. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding mortgage loans.

Recent Acquisitions and Other Business Activities

Transaction to Liquidate Security National Life Insurance Company of Louisiana

On December 31, 2009, Security National Life Insurance Company of Louisiana ("Security National Life of Louisiana") entered into an Assumption Reinsurance Agreement with Security National Life Insurance Company ("Security National Life") to reinsure the remaining in force business of Security National Life of Louisiana with Security National Life to the extent permitted by the Louisiana Department of Insurance.  The Louisiana Department of Insurance approved the Assumption Reinsurance Agreement on December 2, 2009.

As a result of the Assumption Reinsurance Agreement, all of the insurance business and operations of Security National Life of Louisiana, including assets and liabilities, were transferred to Security National Life, as reinsurer, as of December 31, 2009.  Thus, $3,189,000 in statutory assets and liabilities were transferred from Security National Life of Louisiana to Security National Life pursuant to the Assumption Reinsurance Agreement.  In addition, Security National Life of Louisiana entered into an Assignment dated December 31, 2009 with Security National Life to assign and transfer to Security National Life all of the assets and liabilities that remained following the transfer of assets and liabilities pursuant to the Assumption Reinsurance Agreement.

The liquidation of Security National Life of Louisiana was completed as of December 31, 2009 in accordance with the terms and conditions of the Agreement and Plan of Complete Liquidation to liquidate Security National Life of Louisiana into Security National Life.  The Board of Directors of both Security National Life of Louisiana and Security National Life approved a plan of liquidation as of September 18, 2009. Under the terms of the Agreement and Plan of Complete Liquidation, Security National Life of Louisiana was liquidated into Security National Life in essentially the same manner as the liquidation described in Private Letter Ruling 9847027 in order to achieve the same tax treatment and consequences under Section 332 of the Internal Revenue Code of 1986, as amended, and other applicable provisions described in such Letter Ruling.  During 2010, Security National Life plans to take appropriate legal action to dissolve Security National Life of Louisiana in accordance with Louisiana law.

Transaction to Liquidate Capital Reserve Life Insurance Company

Effective as of December 31, 2009, Security National Life exercised its right of recapture pursuant to the Reinsurance Agreement effective as of November 30, 2008, between Capital Reserve Life Insurance Company ("Capital Reserve") and Security National Life in which Security National Life recaptured all of the previously reinsured liabilities under the Reinsurance Agreement.  As a result of the recapture, Security National Life is primarily liable for the liabilities on the insurance contracts and annuities originally issued by Capital Reserve to its policyholders.  The assets transferred by Capital Reserve to Security National Life pursuant to such recapture have a fair market value of $4,895,000,  which was equal to the assumed liabilities.

In addition, Capital Reserve entered into an Assignment dated December 31, 2009 with Security National Life to assign and transfer to Security National Life all of the assets and liabilities that remained following the recapture, except for Capital Reserve's corporate charter, insurance licenses, and $1,681,000 in statutory capital and surplus, which will allow Capital Reserve to preserve its corporate existence in Missouri.  During January 2010, Security National Life entered into a letter of intent to sell its 100% ownership in Capital Reserve to American Life and Security Corporation (“American Life”), a Nebraska domiciled insurance company. The consideration to be paid to Security National Life will be $105,000 and the capital and surplus of Capital Reserve. This sale is contingent upon American Life obtaining approvals from the Nebraska and Missouri insurance departments before December 2010. If the sale is not completed by December 2010, Capital Reserve will be dissolved in accordance with Missouri law.

The purpose of Security National Life exercising its right of recapture pursuant to the 2008 Reinsurance Agreement was so that the $4,895,000 in statutory assets and liabilities of Capital Reserve could be transferred to Security National Life by December 31, 2009 in accordance with the terms of the plan of liquidation between Capital Reserve and Security National Life.  On December 4, 2009, Capital Reserve and Security National Life entered into an Agreement and Plan of Complete Liquidation to liquidate Capital Reserve into Security National Life in the same manner as the liquidation described in Private Letter Ruling 9847027 in order to achieve the same tax treatment and consequences under Section 332 of the Internal Revenue code of 1986, as amended, and other applicable provisions described in such Letter Ruling.

Acquisition of Southern Security Life Insurance Company, a Mississippi Insurance Company

On December 18, 2008, Security National Financial Corporation, through its wholly owned subsidiary, Security National Life, completed a stock purchase transaction with Southern Security Life Insurance Company, a Mississippi domiciled insurance company ("Southern Security"), and its shareholders to purchase all of the outstanding shares of common stock of Southern Security from its shareholders. Under the terms of the transaction as set forth in the Stock Purchase Agreement among Security National Life, Southern Security and the shareholders of Southern Security, Security National Life paid to the shareholders of Southern Security purchase consideration equal to $1,352,134, representing the capital and surplus, interest maintenance reserve, and asset valuation reserve of Southern Security as of September 1, 2008, the date that Security National Life assumed administrative control over Southern Security, plus $1,500,000, representing the ceding commission that had been paid on August 29, 2008, plus $75,888, representing an allowance for the actual losses experienced by Southern Security in the second quarter ended June 30, 2008, less certain adjustments. Thus, the total purchase price before adjustments was $2,928,022.

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

As a result of the Reinsurance Agreement, certain insurance business and operations of Southern Security were transferred to Security National Life, including all policies in force as of the administrative control date. Any future business by Southern Security would be covered by this Reinsurance Agreement. As of September 1, 2008, when Security National Life assumed administrative control over the insurance related business operations of Southern Security, Southern Security transferred approximately $23,600,000 in assets and liabilities to Wachovia Bank, N.A. of St. Louis, Missouri, as custodian for Security National Life pursuant to the Reinsurance Agreement and the Custodial Agreement among Southern Security, Security National Life, and Wachovia Bank N.A. Following the completion of the stock purchase transaction.

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

Security National Life, Security National Life of Louisiana, Memorial Insurance Company, Capital Reserve Life and Southern Security may continue to receive the benefit of the small life insurance company deduction. In order to qualify for the small company deduction, the combined assets of the Company must be less than $500,000,000 and the taxable income of the life insurance companies must be less than $3,000,000. To the extent that the net income limitation is exceeded, the small life insurance company deduction is phased out over the next $12,000,000 of life insurance company taxable income.

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

Employees

As of December 31, 2009, the Company had 659 full-time and 200 part-time employees.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities and certain other information relating to these properties.

Location	Function	Owned Leased	Approximate Square Footage
5300 South 360 West	Corporate Headquarters	Owned (1)	27,200
Salt Lake City, Utah

755 Rinehart Road	Mortgage Sales	Owned (2)	5,000
Lake Mary, Florida

3935 I-55 South, Frontage Road	Insurance Operations	Owned (3)	12,000
Jackson, Mississippi

175 Jester Parkway	Fast Funding Operations	Leased (4)	5,000
Rainbow City, Alabama

NEC Glendale Avenue & 91st Avenue, Suite 110	Mortgage Sales	Leased (5)	2,050
Glendale, Arizona

4634 Town Center Blvd., Suite 314	Mortgage Sales	Leased (6)	600
Eldorado Hills, California

12150 Tributary Point Dr., Suite 140	Mortgage Sales	Leased (7)	2,400
Gold River, California

16835 West Bernardo Drive, Suite 150	Mortgage Sales	Leased (8)	2,500
San Diego, California

27433 Tourney Road, Suites 130, 220	Mortgage Sales	Leased (9)	3,600
Santa Clarita, California

550 West Cienega, Suite H	Mortgage Sales	Leased (10)	2,600
San Dimas, California

8950 Dr. MLK St. N., Suite 103	Mortgage Sales	Leased (11)	3,500
St. Petersburg, Florida

970 No. Kalaheo Ave, Suite A-214	Mortgage Sales	Leased (12)	700
Kailua, Hawaii

45 South Park Blvd., Suite 45	Mortgage Sales	Leased (13)	4,800
Greenwood, Indiana

6900 College Blvd., Suite 950	Mortgage Sales	Leased (14)	2,800
Overland Park, Kansas

4045 NW 64th Street, Suite 500	Mortgage Sales	Leased (15)	3,500
Oklahoma City, Oklahoma

999 Southwest Disk Drive, Suite 104	Mortgage Sales	Leased (16)	1,600
Bend, Oregon

Item 2. Properties (Continued)

Location	Function	Owned Leased	Approximate Square Footage
4800 SW Griffith Drive, Suite 250	Mortgage Sales	Leased (17)	2,600
Beaverton, Oregon

5000 Plaza on the Lake Drive, Suite 250	Mortgage Sales	Leased (18)	9,500
Austin, Texas

6805 Capitol of Texas Highway, Suite 315	Mortgage Sales	Leased (19)	2,300
Austin, Texas 78731

12201 Merit Drive, Suite 400	Mortgage Sales	Leased (20)	4,600
Dallas, Texas

5353 W. Sam Houston Parkway N., Suite 170	Mortgage Sales	Leased (21)	5,400
Houston, Texas

613 Northwest Loop 410, Suite 685	Mortgage Sales	Leased (22)	2,300
San Antonio, Texas

6955 and 6975 South Union Park,	Mortgage Sales	Leased (23)	7,000
Suites 100 and 150
Midvale, Utah

5247 Greenpine Drive	Insurance Operations	Owned (24)	13,400
Murray, Utah

5251 Green Street, Suite 350	Mortgage Sales	Owned (25)	5,800
Salt Lake City, Utah

6740 South 1300 East, Suite 100	Mortgage Sales	Leased (26)	3,200
Salt Lake City, Utah

970 East Murray-Holladay Rd., Suite 603	Mortgage Sales	Leased (27)	6,400
Salt Lake City, Utah

5525 South 900 East, Suite 210	Mortgage Sales	Leased (28)	2,000
Salt Lake City, Utah

474 West 800 North, Suite 102	Mortgage Sales	Leased (29)	2,000
Orem, Utah

378 East 720 South	Mortgage Sales	Leased (30)	2,000
Orem, Utah

6584 North Creekside Lane, Suite 150	Mortgage Sales	Leased (31)	200
Park City, Utah

1244 North Main Street, Suite 203	Mortgage Sales	Leased (32)	1,200
Tooele, Utah

3500-188th Street, S.W. Suite 275	Mortgage Sales	Leased (33)	1,000
Lynnwood, Washington

Item 2. Properties (Continued)

(1)	The Company leases an additional 3,000 square feet of the facility to an unrelated third party for approximately $24,000 per year, under a lease expiring December 2014.
(2)	The Company leases an additional 11,400 square feet of the facility to unrelated third parties for approximately $237,000 per year, under leases expiring at various dates after 2009.
(3)	The building is located on 104 undeveloped acres.
(4)	The Company leases this facility for $14,400 per year. The lease expires in July 2010.
(5)	The Company leases this facility for $44,300 per year. The lease expires in May 2015.
(6)	The Company leases this facility for $27,200 per year. The lease expires in July 2011.
(7)	The Company leases this facility for $49,400 per year. The lease expires in June 2012.
(8)	The Company leases this facility for $66,700 per year. The lease expires in December 2011.
(9)	The Company leases this facility for $119,000 per year. The lease expires in April 2012.
(10)	The Company leases this facility for $31,700 per year. The lease expires in February 2011.
(11)	The Company leases this facility for $86,700 per year. The lease expires in March 2011.
(12)	The Company leases this facility for $18,000 per year. The lease expires in September 2012.
(13)	The Company leases this facility for $69,800 per year, but subleases approximately half for $30,000 per year. The lease expires in April 2012.
(14)	The Company leases this facility for $55,100 per year. The lease expires in January 2013.
(15)	The Company leases this facility for $51,300 per year. The lease expires in March 2010.
(16)	The Company leases this facility for $42,100 per year. The lease expires in January 2012.
(17)	The Company leases this facility for $40,400 per year. The lease expires in May 2009.
(18)	The Company leases this facility for $180,600 per year. The lease expires in July 2011.
(19)	The Company leases this facility for $49,000 per year. The lease expires in September 2011.
(20)	The Company leases this facility for $80,700 per year. The lease expires in August 2012.
(21)	The Company leases this facility for $64,300 per year. The lease expires in April 2013.
(22)	The Company leases this facility for $48,500 per year. The lease expires in October 2012.
(23)	The Company leases these facilities for $167,900 per year. The leases expire November 2011 and June 2010.
(24)	The Company leases an additional 117,500 square feet of the facility to unrelated third parties for approximately $647,000 per year, under leases expiring at various dates after December 2009.
(25)	The Company leases an additional 12,200 square feet of the facility to an unrelated third party for approximately $192,000 per year, under a lease expiring May 2014.
(26)	The Company leases this facility for $70,900 per year. The lease expires in August 2012.
(27)	The Company leases this facility for $79,500 per year, with a month-to-month lease.
(28)	The Company leases this facility for $37,000 per year, with a month-to-month lease.
(29)	The Company leases this facility for $33,800 per year. The lease expires in February 2010.
(30)	The Company leases this facility for $30,000 per year, with a month-to-month lease.
(31)	The Company leases this facility for $4,800 per year, with a month-to-month lease.
(32)	The Company leases this facility for $26,400 per year. The lease expires in October 2010.
(33)	The Company leases this facility for $18,600 per year. The lease expires in June 2010.

Item 2. Properties (Continued)

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

The following table summarizes the location and acreage of the six Company owned cemeteries, each of which includes one or more mausoleums:

				Net Saleable Acreage
Name of Cemetery	Location	Date Acquired	Developed Acreage (1)	Total Acreage (1)	Acres Sold as Cemetery Spaces (2)	Total Available Acreage (1)
Memorial Estates, Inc.
Lakeview Cemetery	1640 East Lakeview Drive Bountiful, Utah	1973	7	40	6	34

Mountain View Cemetery	3115 East 7800 South Salt Lake City, Utah	1973	15	54	14	40

Redwood Cemetery (4)	6500 South Redwood Road West Jordan, Utah	1973	27	78	28	50

Cottonwood Mortuary, Inc.
Deseret Memorial Inc. Lake Hills Cemetery (3)	10055 South State Street Sandy, Utah	1991	9	41	4	37

Holladay Memorial Park (3)(4)	4900 South Memory Lane Holladay, Utah	1991	5	14	4	10

California Memorial Estates
Singing Hills Memorial Park	2800 Dehesa Road El Cajon, California	1995	8	35	4	31

(1)	The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company’s inspection of the cemeteries.
(2)	Includes spaces sold for cash and installment contract sales.
(3)
As of December 31, 2009, there were mortgages of approximately $1,110,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, and Lake Hills Cemetery.

(4)	These cemeteries include two granite mausoleums.

Item 2. Properties (Continued)

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the eleven Company owned mortuaries:

		Date	Viewing		Square
Name of Mortuary	Location	Acquired	Room(s)	Chapel(s)	Footage
Memorial Mortuary	5850 South 900 East
	Murray, Utah	1973	3	1	20,000

Memorial Estates, Inc.:
Redwood Mortuary(3)	6500 South Redwood Rd.
	West Jordan, Utah	1973	2	1	10,000

Mountain View Mortuary(3)	3115 East 7800 South
	Salt Lake City, Utah	1973	2	1	16,000

Lakeview Mortuary(3)	1640 East Lakeview Dr.
	Bountiful, Utah	1973	0	1	5,500

Paradise Chapel Funeral Home	3934 East Indian School Road
	Phoenix, Arizona	1989	2	1	9,800

Deseret Memorial, Inc.:	36 East 700 South
Deseret Mortuary(1)	Salt Lake City, Utah	1991	2	2	36,300

Lakehills Mortuary(3)	10055 South State St.
	Sandy, Utah	1991	2	1	18,000

Cottonwood Mortuary(1)(3)	4670 South Highland Dr.
	Holladay, Utah	1991	2	1	14,500

Greer-Wilson Funeral Home	5921 West Thomas Road
	Phoenix, Arizona	1995	2	2	25,000

Crystal Rose Funeral Home(2)	9155 W. VanBuren
	Tolleson, Arizona	1997	0	1	9,000

(1)
As of December 31, 2009, there were mortgages of approximately $1,110,000, collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park and Lake Hills Cemetery.

(2)	As of December 31, 2009, there was a mortgage of approximately $77,000, collateralized by the property and facilities of Crystal Rose Funeral Home.
(3)	These funeral homes also provide burial niches at their respective locations.

Item 3.   Legal Proceedings

Florida Office of Insurance Regulation Proposed Consent Order

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

CitiMortgage Litigation and Settlement

On November 24, 2009, a complaint was filed in the United States District Court, Eastern District of Missouri, by CitiMortgage, Inc. against SecurityNational Mortgage Company.  The complaint claims that at various times since May 3, 2004 SecurityNational Mortgage sold mortgage loans to CitiMortgage that did not meet requirements under certain agreements between CitiMortgage and SecurityNational Mortgage, the complaint specifically addressing nineteen mortgage loans.  The requirements that SecurityNational Mortgage did not meet, according to the allegations in the complaint, include delivering mortgage loans (i) that were underwritten or originated based upon materially inaccurate information or on material misrepresentations made by the borrower or by SecurityNational Mortgage or its officers, employees or agents; (ii) for which CitiMortgage discovered discrepancies concerning property ownership, income representations, prior undisclosed mortgage or other debts, and occupancy; (iii) for which applicable requirements or guidelines of CitiMortgage, SecurityNational Mortgage, the loan originator, Fannie Mae, Freddie Mac, FHA, VA and/or HUD were not followed; (iv) that were subject to early payment defaults; and/or (v) that have turned out to be otherwise defective or not in compliance with certain agreements between CitiMortgage and SecurityNational Mortgage.

The complaint further alleges that with respect to the nineteen mortgage loans, SecurityNational Mortgage refused to cure these alleged nonconforming mortgage loans or to repurchase such loans.  Because of SecurityNational Mortgage’s alleged failure to comply with its repurchase obligations in such agreements, the complaint contends that SecurityNational Mortgage owes CitiMortgage in excess of $3,226,000.  The complaint also requests an order requiring SecurityNational Mortgage to perform its obligations under the agreements with CitiMortgage, including to repurchase the defective mortgage loans and indemnify CitiMortgage for its costs and attorneys’ fees in the lawsuit, interest, and such further relief as the court deems just and proper.

SecurityNational Mortgage disputes the claims that CitiMortgage asserts in the complaint.  Prior to filing an answer to the complaint, SecurityNational Mortgage and CitiMortgage engaged in settlement discussions.  As a result of the settlement discussions, a settlement was reached.  The settlement covers the nineteen mortgage loans in the complaint and, in addition, other mortgage loans that CitiMortgage purchased from SecurityNational Mortgage. On February 15, 2010, SecurityNational Mortgage and CitiMortgage entered into a written Settlement Agreement and Release encompassing the aforesaid settlement.  Under the terms of the Settlement Agreement and Release, SecurityNational Mortgage paid a settlement amount to CitiMortgage.  The Company has reserved a sufficient amount to cover the settlement payment in its consolidated financial statements at December 31, 2009.

The Settlement Agreement and Release specifically provides that SecurityNational Mortgage and CitiMortgage fully release each other from any and all claims, liabilities and causes of action that each has or may have had against the other concerning the nineteen mortgage loans identified in the complaint and the other mortgage loans that CitiMortgage purchased from SecurityNational Mortgage prior to the date of the agreement.  The agreement does not extend to any mortgage loans purchased by CitiMortgage after the effective date of the settlement agreement nor to claims by borrowers.  Moreover, the release does not take effect until 91 days have passed from the date in which SecurityNational Mortgage made payment to CitiMortgage under the Settlement Agreement and Release, provided there has been no bankruptcy petition filed by or against SecurityNational Mortgage during the 91-day period.

The Company is not a party to any other material proceedings outside the ordinary course of business or to any other legal proceedings, which if adversely determined, would have a material adverse effect on its financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2009.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

The Company’s Class A Common Stock trades on the Nasdaq National Market under the symbol “SNFCA.” Prior to August 13, 1987, there was no active public market for the Class A and Class C Common Stock. As of March 26, 2010, the closing sales price of the Class A Common Stock was $3.01 per share. The following were the high and low market closing sales prices for the Class A Common Stock by quarter as reported by Nasdaq since January 1, 2008:

	Price Range (1)
	High	Low
Period (Calendar Year)
2008
First Quarter	$4.20	$2.86
Second Quarter	$4.02	$2.75
Third Quarter	$3.73	$2.00
Fourth Quarter	$2.30	$1.09

2009
First Quarter	$2.12	$1.19
Second Quarter	$3.51	$1.14
Third Quarter	$3.76	$2.16
Fourth Quarter	$3.79	$2.86

2010
First Quarter (through March 26, 2010)	$3.75	$3.00

 (1) Sales prices have been adjusted retroactively for the effect of annual stock dividends.

The Class C Common Stock is not actively traded, although there are occasional transactions in such stock by brokerage firms. (See Note 13 to the Consolidated Financial Statements.)

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C Common Stock has been paid each year from 1990 through 2009.

The graph below compares the cumulative total stockholder return of the Company’s Class A common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance Index for the period from December 31, 2004 through December 31, 2009. The graph assumes that the value of the investment in the Company’s Class A common stock and in each of the indexes was 100 at December 31, 2004 and that all dividends were reinvested.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company’s Class A common stock.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
SNFC	100	121	183	142	64	138
S & P 500	100	103	117	121	75	92
S & P Insurance	100	113	123	113	46	52

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

As of December 31, 2009, there were 4,164 record holders of Class A Common Stock and 120 record holders of Class C Common Stock.

Item 6. Selected Financial Data - The Company and Subsidiaries (Consolidated)

The following selected financial data is for each of the five years ended December 31, 2009, and is derived from the audited consolidated financial statements. The data as of December 31, 2009 and 2008, and for the three years ended December 31, 2009, should be read in conjunction with the consolidated financial statements, related notes and other financial information.

Consolidated Statement of Earnings Data:

	2009	2008(1)	2007(2)	2006(3)	2005
Revenue
Premiums	$38,413,000	$35,981,000	$32,263,000	$30,776,000	$27,170,000
Net investment income	21,035,000	28,104,000	31,956,000	23,246,000	19,387,000
Net mortuary and cemetery sales	11,974,000	12,726,000	13,189,000	12,123,000	10,839,000
Realized (losses) gains on investments	897,000	(1,734,000)	1,008,000	891,000	74,000
Mortgage fee income	144,861,000	143,412,000	130,472,000	85,113,000	71,859,000
Other	1,415,000	1,015,000	860,000	381,000	621,000
Total revenue	218,595,000	219,504,000	209,748,000	152,530,000	129,950,000

Expenses
Policyholder benefits	35,920,000	32,904,000	29,742,000	27,319,000	24,477,000
Amortization of deferred
policy acquisition costs	7,161,000	6,010,000	5,571,000	4,125,000	3,031,000
Selling, general and administrative expenses	163,491,000	169,973,000	155,504,000	105,728,000	90,690,000
Interest expense	3,326,000	7,449,000	13,271,000	6,141,000	4,921,000
Cost of goods and services of
the mortuaries and cemeteries	2,349,000	2,437,000	2,537,000	2,322,000	2,103,000
Total benefits and expenses	212,247,000	218,773,000	206,625,000	145,635,000	125,222,000
Income before income tax expense	6,348,000	731,000	3,123,000	6,895,000	4,728,000
Income tax expense	(2,574,000)	(156,000)	(858,000)	(1,771,000)	(1,240,000)
Net earnings	$3,774,000	$575,000	$2,265,000	$5,124,000	$3,488,000

Net earnings per common share (4)	$0.46	$0.07	$0.27	$0.62	$0.43
Weighted average outstanding
common shares (4)	8,214,000	8,620,000	8,470,000	8,268,000	8,194,000
Net earnings per common
share-assuming dilution (4)	$0.46	$0.07	$0.26	$0.61	$0.42
Weighted average outstanding
common shares-assuming dilution (4)	8,216,000	8,620,000	8,669,000	8,443,000	8,229,000

Item 6. Selected Financial Data - The Company and Subsidiaries (Consolidated) (Continued)

Balance Sheet Data:

	December 31,
	2009	2008(1)	2007(2)	2006	2005(3)
Assets
Investments and restricted assets	$302,083,000	$308,310,000	$257,410,000	$222,683,000	$211,249,000
Cash	39,464,000	19,914,000	5,203,000	10,377,000	16,633,000
Receivables	50,143,000	33,021,000	80,445,000	74,695,000	61,787,000
Other assets	78,887,000	80,560,000	75,105,000	69,640,000	69,976,000
Total assets	$470,577,000	$441,805,000	$418,163,000	$377,395,000	$359,645,000

Liabilities
Policyholder benefits	$341,124,000	$330,533,000	$301,064,000	$272,923,000	$263,981,000
Notes & contracts payable	8,940,000	6,640,000	13,372,000	7,671,000	10,273,000
Cemetery & mortuary liabilities	13,382,000	13,467,000	12,643,000	11,534,000	10,829,000
Cemetery perpetual care obligation	2,756,000	2,648,000	2,474,000	2,278,000	2,173,000
Other liabilities	44,570,000	34,605,000	32,826,000	30,018,000	26,691,000
Total liabilities	410,772,000	387,893,000	362,379,000	324,424,000	313,947,000

Stockholders’ equity	59,805,000	53,912,000	55,784,000	52,971,000	45,698,000
Total liabilities and
stockholders’ equity	$470,577,000	$441,805,000	$418,163,000	$377,395,000	$359,645,000

(1)	Includes the purchase of Southern Security Life Insurance Company, effective December 18, 2008.
(2)	Includes the purchase of C & J Financial on July 16, 2007 and the purchase of Capital Reserve Life Insurance Company on December 17, 2007.
(3)	Includes the purchase of Memorial Insurance Company of America on December 29, 2005.
(4)	Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s operations over the last several years generally reflect three trends or events which the Company expects to continue: (i) increased attention to “niche” insurance products, such as the Company’s funeral plan policies and traditional whole life products; (ii) emphasis on cemetery and mortuary business; and (iii) capitalizing on low interest rates by originating and refinancing mortgage loans.

Over fifty percent of revenues and expenses of the Company are through its wholly owned subsidiary SecurityNational Mortgage. SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows and loan purchase agreements with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through SecurityNational Mortgage. For the twelve months ended December 31, 2009, 2008, and 2007, SecurityNational Mortgage originated and sold 17,797 loans ($3,243,734,000 total volume), 19,321 loans ($3,680,015,000 total volume), and 20,656 loans ($3,852,801,000 total volume), respectively.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreements at December 31, 2009 was $230,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of December 31, 2009, there were $152,560,000 in mortgage loans in which settlements with third party investors were still pending. Generally, when  mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage is in the process of renewing one of its loan purchase agreements that expired on September 30, 2009 for an additional one year term. SecurityNational Mortgage continues to sell mortgage loans to such warehouse bank while negotiating the renewal of the loan purchase agreement. In addition, the Company has been successful in obtaining a loan purchase agreement with another warehouse bank.

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

The Company, through SecurityNational Mortgage, sells all mortgage loans to third party investors without recourse. However, it may be required to repurchase a loan or pay a fee instead of repurchase under certain events such as the following:

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

Loan purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled. Depending on market conditions, these commitment settlement dates can be extended at a cost to the Company. Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount. The Company’s historical data shows that 99% of all loans originated by SecurityNational Mortgage are generally settled by the investors as agreed within 16 days after delivery. There are situations, however, when the Company determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in its best interest to repurchase those loans from the warehouse banks. It is the Company's policy to cure any documentation problems with respect to such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce loan purchase commitments from third-party investors concerning the loans. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedy methods include, but are not limited to:

•	Research reasons for rejection.
•	Provide additional documents.
•	Request investor exceptions.
•	Appeal rejection decision to purchase committee.
•	Commit to secondary investors.

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six month time period, the loans are repurchased and transferred to the long term investment portfolio at the lower of cost or market value and previously recorded sales revenue is reversed. Any loan that later becomes delinquent is evaluated by the Company at that time and any impairment is adjusted accordingly.

Determining lower of cost or market: Cost is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Market value is often difficult to determine, but is based on the following:

•	For loans that have an active market, the Company uses the market price on the repurchased date.
•	For loans where there is no market but there is a similar product, the Company uses the market value for the similar product on the repurchased date.
•
For loans where no active market exists on the repurchased date, the Company determines that the unpaid principal balance best approximates the market value on the repurchased date, after considering the fair value of the underlying real estate collateral and estimated future cash flows.

The appraised value of the real estate underlying the original mortgage loan adds significance to the Company’s determination of fair value because, if the loan becomes delinquent, the Company has sufficient value to collect the unpaid principal balance or the carrying value of the loan. In determining the market value on the date of repurchase, the Company considers the total value of all of the loans because any sale of loans would be made as a pool.

For mortgages originated and held for investment, mortgage fee income and related expenses are recognized when the loan is originated.

The mortgage industry is still experiencing substantial change due to higher than expected delinquencies from subprime loans. The market for new subprime loans has been substantially reduced and several mortgage companies whose primary product was subprime mortgage originations have ceased operations. The Company funded $5,505,000 (0.14% of its production) in subprime loans during the twelve months ending December 31, 2007 and eliminated subprime loans from its product offerings in August 2007. The Company believes that its potential losses from subprime loans are minimal.

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

As a result of the volatile secondary market for mortgage loans, the Company sold mortgage loans in 2007 and 2008 to certain third party investors that experienced financial difficulties and were not able to settle the loans. The total amount of such loans was $52,556,000, of which $36,499,000 were loans in which the secondary market no longer existed. Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with generally accepted accounting principles, accounted for the loans retained in the same manner as a purchase of assets from the former transferee(s) in exchange for liabilities assumed. At the time of repurchase, the loans were determined to be held for investment purposes, and the fair value of the loans was determined to approximate the unpaid principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The 2008 and 2009 financial statements reflect the transfer of mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate”. The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

As a standard in the industry, the Company received payments on the mortgage loans during the time period between the sale date and settlement or repurchase date. During this period the Company services these loans through Security National Life, its life insurance subsidiary.

As of December 31, 2009, the Company’s long term mortgage loan portfolio contained mortgage loans of $19,538,000 in unpaid principal with delinquencies more than 90 days. Of this amount, $12,108,000 in mortgage loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $19,538,000 in mortgage loans with delinquencies more than 90 days. During the twelve months ended December 31, 2009 and 2008, the Company increased its allowance for mortgage losses by $3,166,000 and $4,339,000, respectively, which was charged to loan loss expense and included in selling, general and administrative expenses for the period. The allowance for mortgage loan losses as of December 31, 2009 and 2008 was $6,809,000 and $4,780,000, respectively.

Also at December 31, 2009, the Company has foreclosed on a total of $44,251,000 in long term mortgage loans, of which $24,441,000 in loans were foreclosed on and reclassified as real estate during 2009. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its life, cemeteries and mortuaries, and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

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

During 2007, Aurora Loan Services maintained that as part of its quality control efforts it reviewed mortgage loans purchased from SecurityNational Mortgage and determined that certain of the loans contained alleged misrepresentations and early payment defaults. Aurora Loan Services further maintained that these alleged breaches in the purchased mortgage loans provide it with the right to require SecurityNational Mortgage to immediately repurchase the mortgage loans containing the alleged breaches in accordance with the terms of the Loan Purchase Agreement. In order for Lehman Brothers and Aurora Loan Services to refrain from demanding immediate repurchase of the mortgage loans by SecurityNational Mortgage, SecurityNational Mortgage was willing to enter into an agreement to indemnify Lehman Brothers and Aurora Loan Services for any losses incurred in connection with certain mortgage loans with alleged breaches that were purchased from SecurityNational Mortgage.

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

During 2007 and 2008, SecurityNational Mortgage made $1,730,000 in total payments to Aurora Loan Services pursuant to the Indemnification Agreement. During 2009, SecurityNational Mortgage made payments to Aurora Loan Services of $1,174,000.When SecurityNational Mortgage entered into the Indemnification Agreement, it anticipated using basis point holdbacks from loan production credits toward satisfying the $125,000 monthly obligations. Because Aurora Loan Services discontinued purchasing mortgage loans from SecurityNational Mortgage shortly after the Indemnification Agreement was executed, SecurityNational Mortgage has not had the benefit of using the basis point holdbacks toward payment of the $125,000 monthly obligations.

During 2008 and 2009, funds were paid out of the reserve account to indemnify $2,732,000 in losses from 34 mortgage loans that were among the 54 mortgage loans with alleged breaches which were listed on the attachment to the Indemnification Agreement. The estimated potential losses from the remaining 20 mortgage loans listed on the attachment, which would require indemnification by SecurityNational Mortgage for such losses, is $2,828,000. During 2008 and 2009, the Company recognized losses related to this matter of $1,636,000 and $1,032,000, respectively; however, management cannot fully determine the total losses, if any, nor the rights that the Company may have as a result of Lehman Brothers’ and Aurora Loan Services’ refusal to purchase subsequent loans under the Indemnification Agreement. The Company has estimated and accrued $1,507,000 for losses under the Indemnification Agreement as of December 31, 2009.

There have been assertions in third party purchaser correspondence that SecurityNational Mortgage sold mortgage loans that contained alleged misrepresentations or that experienced early payment defaults, or that were otherwise defective or not in compliance with agreements between SecurityNational Mortgage and the third party investors.  As a result of these claims, certain third party investors, including Bank of America – Countrywide Home Loans, Inc. and Wells Fargo Funding, Inc., have made demands that SecurityNational Mortgage repurchase certain alleged defective mortgage loans that were sold to such investors or indemnify them against any losses related to such loans.  The Company has been reviewing these demands and has reserved what it believes to be an adequate amount to cover potential losses. Although the Company believes that it has reserved adequate provisions for losses, from an industry wide perspective the number of repurchase demands and the loss per loan have shown sharp increases during the last several months as compared to historical amounts. It is unclear whether such increases represent a trend that will continue in the future.

On November 24, 2009, a complaint was filed in the United States District Court, Eastern District of Missouri, by CitiMortgage, Inc. against SecurityNational Mortgage Company.  The complaint claims that at various times since May 3, 2004 SecurityNational Mortgage sold mortgage loans to CitiMortgage that did not meet requirements under certain agreements between CitiMortgage and SecurityNational Mortgage, the complaint specifically addressing nineteen mortgage loans. The requirements in the agreements that CitiMortgage claims in the complaint were not met by SecurityNational Mortgage are more particularly described in “Item 3. Legal Proceedings” of this Form 10-K.

The complaint further alleges that with respect to the nineteen mortgage loans, SecurityNational Mortgage refused to cure these alleged nonconforming mortgage loans or to repurchase such loans.  Because of SecurityNational Mortgage’s alleged failure to comply with its repurchase obligations in such agreements, the complaint contends that SecurityNational Mortgage owes CitiMortgage in excess of $3,226,000.  The complaint also requests an order requiring SecurityNational Mortgage to perform its obligations under the agreements with CitiMortgage, including to repurchase the defective mortgage loans and indemnify CitiMortgage for its costs and attorneys’ fees in the lawsuit, interest, and such further relief as the court deems just and proper.

SecurityNational Mortgage disputes the claims that CitiMortgage asserts in the complaint.  Prior to filing an answer to the complaint, SecurityNational Mortgage and CitiMortgage engaged in settlement discussions.  As a result of the settlement discussions, a settlement was reached.  The settlement covers the nineteen mortgage loans in the complaint and, in addition, other mortgage loans that CitiMortgage purchased from SecurityNational Mortgage.  On February 15, 2010, SecurityNational Mortgage and CitiMortgage entered into a written Settlement Agreement and Release encompassing the aforesaid settlement. Under the terms of the Settlement Agreement and Release, SecurityNational Mortgage paid a settlement amount to CitiMortgage.  The Company has reserved a sufficient amount to cover the settlement payment in its consolidated financial statements at December 31, 2009.

The Settlement Agreement and Release specifically provides that SecurityNational Mortgage and CitiMortgage fully release each other from any and all claims, liabilities and causes of action that each has or may have had against the other concerning the nineteen mortgage loans identified in the complaint and the other mortgage loans that CitiMortgage purchased from SecurityNational Mortgage prior to the date of the agreement.  The agreement does not extend to any mortgage loans purchased by CitiMortgage after the effective date of the settlement agreement nor to claims by borrowers.

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

On December 24, 2007, Southern Security Life was liquidated when Articles of Dissolution were filed with the Florida Division of Corporations. Southern Security Life was liquidated in accordance with the terms of the Agreement and Plan of Complete Liquidation, which the Board of Directors of Security National Life and Southern Security Life approved on December 12, 2005. On December 31, 2005, pursuant to the Agreement and Plan of Complete Liquidation, all of the insurance business and operations of Southern Security Life, including $48,528,000 in assets and liabilities, were transferred to Security National Life by means of a reinsurance agreement, except for $3,500,000 in capital and surplus that were required to be maintained under Florida law. Also on December 31, 2005, Southern Security Life paid a $7,181,000 dividend to Security National Life. Southern Security Life’s remaining assets, including its capital and surplus, were transferred to Security National Life, effective as of December 29, 2006.

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

On December 20, 2007, the Company purchased all of the outstanding shares of Capital Reserve Life Insurance Company, a Missouri domiciled life insurance company. The purchase consideration was $2,521,687 less certain adjustments consisting of a $220,926 loss related to a litigation matter involving Capital Reserve, $152,269 representing the difference between Capital Reserve’s adjusted capital and surplus at closing compared to its adjusted capital and reserve on September 30, 2007, and $185,902 being held in escrow representing the losses from a corporate bond held by Capital Reserve at closing. The company issuing the bond filed for bankruptcy prior to the closing of the transaction and the amount held in escrow was to reimburse Security National Life for such losses. As of December 31, 2006, Capital Reserve had 10,851 policies in force and approximately 30 agents. In addition, the statutory assets and the capital and surplus of Capital Reserve as of December 31, 2006 were $24,054,000 and $1,960,000, respectively.

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

On December 31, 2008, the Company entered into a Coinsurance Funds Withheld Reinsurance Agreement with Continental American Insurance Company (“Continental American”), a South Carolina domiciled insurance company. This agreement was  effective November 30, 2008. Under the terms of the agreement, the Company ceded to Continental American 100% of a block of deferred annuities in the amount of $4,828,487 as of December 31, 2008 and retained the assets and recorded a funds held under coinsurance liability for the same amount. Continental American agreed to pay the Company an initial ceding commission of $60,000 and a quarterly management fee of $16,500 per quarter to administer the policies. The Company will also receive a 90% experience refund for any profits on the business. The Company has the right to recapture the business on January 1 subsequent to December 31, 2008 or any other date if mutually agreed and with 90 days written notice to Continental American. The Company and Continental American have agreed to terminate this agreement on March 31, 2010.

On December 31, 2009, Security National Life Insurance Company of Louisiana ("Security National Life of Louisiana") entered into an Assumption Reinsurance Agreement with Security National Life Insurance Company ("Security National Life") to reinsure the remaining in force business of Security National Life of Louisiana with Security National Life to the extent permitted by the Louisiana Department of Insurance.  The Louisiana Department of Insurance approved the Assumption Reinsurance Agreement on December 2, 2009.

As a result of the Assumption Reinsurance Agreement, all of the insurance business and operations of Security National Life of Louisiana, including assets and liabilities, were transferred to Security National Life, as reinsurer, as of December 31, 2009.  Thus, $3,189,000 in statutory assets and liabilities were transferred from Security National Life of Louisiana to Security National Life pursuant to the Assumption Reinsurance Agreement.  In addition, Security National Life of Louisiana entered into an Assignment dated December 31, 2009 with Security National Life to assign and transfer to Security National Life all of the assets and liabilities that remained following the transfer of assets and liabilities pursuant to the Assumption Reinsurance Agreement.

The liquidation of Security National Life of Louisiana was completed as of December 31, 2009 in accordance with the terms and conditions of the Agreement and Plan of Complete Liquidation to liquidate Security National Life of Louisiana into Security National Life.  The Board of Directors of both Security National Life of Louisiana and Security National Life approved a plan of liquidation as of September 18, 2009. Under the terms of the Agreement and Plan of Complete Liquidation, Security National Life of Louisiana was liquidated into Security National Life in essentially the same manner as the liquidation described in Private Letter Ruling 9847027 in order to achieve the same tax treatment and consequences under Section 332 of the Internal Revenue Code of 1986, as amended, and other applicable provisions described in such Letter Ruling.  During 2010, Security National Life plans to take appropriate legal action to dissolve Security National Life of Louisiana in accordance with Louisiana law.

Effective as of December 31, 2009, Security National Life exercised its right of recapture pursuant to the Reinsurance Agreement effective as of November 30, 2008, between Capital Reserve Life Insurance Company ("Capital Reserve") and Security National Life in which Security National Life recaptured all of the previously reinsured liabilities under the Reinsurance Agreement.  As a result of the recapture, Security National Life is primarily liable for the liabilities on the insurance contracts and annuities originally issued by Capital Reserve to its policyholders.  The assets transferred by Capital Reserve to Security National Life pursuant to such recapture have a fair market value of $4,895,000,  which was equal to the assumed liabilities.

In addition, Capital Reserve entered into an Assignment dated December 31, 2009 with Security National Life to assign and transfer to Security National Life all of the assets and liabilities that remained following the recapture, except for Capital Reserve's corporate charter, insurance licenses, and $1,681,000 in statutory capital and surplus, which will allow Capital Reserve to preserve its corporate existence in Missouri.  During January 2010, Security National Life entered into a letter of intent to sell its 100% ownership in Capital Reserve to American Life and Security Corporation (“American Life”), a Nebraska domiciled insurance company. The consideration to be paid to Security National Life will be $105,000 and the capital and surplus of Capital Reserve. This sale is contingent upon American Life obtaining approvals from the Nebraska and Missouri insurance departments before December 2010. If the sale is not completed by December 2010, Capital Reserve will be dissolved in accordance with Missouri law.

The purpose of Security National Life exercising its right of recapture pursuant to the 2008 Reinsurance Agreement was so that the $4,895,000 in statutory assets and liabilities of Capital Reserve could be transferred to Security National Life by December 31, 2009 in accordance with the terms of the plan of liquidation between Capital Reserve and Security National Life.  On December 4, 2009, Capital Reserve and Security National Life entered into an Agreement and Plan of Complete Liquidation to liquidate Capital Reserve into Security National Life in the same manner as the liquidation described in Private Letter Ruling 9847027 in order to achieve the same tax treatment and consequences under Section 332 of the Internal Revenue code of 1986, as amended, and other applicable provisions described in such Letter Ruling.

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

Pre-need sales of cemetery interment rights (cemetery burial property) - revenue and costs associated with the sales of pre-need cemetery interment rights are recognized in accordance with the retail land sales provisions of accounting principles generally accepted in the United States (GAAP). Under GAAP, recognition of revenue and associated costs from constructed cemetery property must be deferred until a minimum percentage of the sales price has been collected. Revenues related to the pre-need sale of unconstructed cemetery property will be deferred until such property is constructed and meets the criteria of SFAS 66 described above.

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

Prearranged funeral and pre-need cemetery customer obtaining costs - costs incurred related to obtaining new pre-need cemetery and prearranged funeral business are accounted for under the guidance of the provisions of GAAP related to Financial Services - Insurance. Obtaining costs, which include only costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral business, are deferred until the merchandise is delivered or services are performed.

Revenues and costs for at-need sales are recorded when a valid contract exists, the services are performed, collection is reasonably assured and there are no significant obligations remaining.

Mortgage Operations

Mortgage fee income is generated through the origination and refinancing of mortgage loans and is realized in accordance with GAAP related to sales of financial assets.

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

Allowance for Doubtful Accounts

The Company accrues an estimate of potential losses for the collection of receivables. The significant receivables are the result of receivables due on mortgage loans sold to investors, cemetery and mortuary operations, mortgage loan operations and other receivables. The allowance is based upon the Company’s experience. The critical issue that would impact recovery of the cemetery and mortuary receivables is the overall economy. The critical issues that would impact recovery of mortgage loan operations would be interest rate risk and loan underwriting.

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

The Company, through its cemetery and mortuary operations, provides a guaranteed funeral arrangement wherein a prospective customer can receive future goods and services at guaranteed prices. To accomplish this, the Company, through its life insurance operations, sells to the customer an increasing benefit life insurance policy that is assigned to the mortuaries. If, at the time of need, the policyholder/potential mortuary customer utilizes one of the Company’s facilities, the guaranteed funeral arrangement contract that has been assigned will provide the funeral goods and services at the contracted price. The increasing life insurance policy will cover the difference between the original contract prices and current prices. Risks may arise if the difference cannot be fully met by the life insurance policy.

Mortgage Allowance for Loan Loss and Loan Loss Reserve

The Company provides allowances for losses on its mortgage loans through an allowance for loan losses (a contra-asset account) and through the mortgage loan loss reserve (a liability account). The allowance for loan losses and doubtful accounts is an allowance for losses on the Company’s mortgage loans held for investment. When a mortgage loan is past due more than 90 days, the Company, where appropriate, sets up an allowance to approximate the excess of the carrying value of the mortgage loan over the estimated fair value of the underlying real estate collateral. Once a loan is past due more than 90 days the Company does not accrue any interest income and proceeds to foreclose on the real estate. All expenses for foreclosure are expensed as incurred. Once foreclosed the carrying value will approximate its fair value and the amount will be classified as real estate. The Company carries the foreclosed property in Security National Life, Memorial Estates and SecurityNational Mortgage, its life, cemeteries and mortuaries and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them. The Company is currently able to rent properties at a 3% to 6% gross return.

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

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The Company accrues a monthly allowance for indemnification losses to investors based on total production. This estimate is based on the Company’s historical experience. The amount accrued for and the charge to expense is included in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses. The Company believes the Allowance for Loan Losses and Doubtful Accounts and the Loan Loss Reserve represent probable loan losses incurred as of the balance sheet date.

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

Results of Operations

2009 Compared to 2008

Total revenues decreased by $909,000, or 0.4%, to $218,595,000 for fiscal year 2009 from $219,504,000 for the fiscal year 2008. Contributing to this decrease in total revenues was a decrease of $7,068,000 in investment income and a $752,000 decrease in net cemetery and mortuary sales.  This decrease in total revenues was partially offset by a $2,631,000 increase in realized gains (losses) on investments and other assets, a $2,432,000 increase in insurance premiums and other consideration, a $1,449,000 increase in mortgage fee income, and an $399,000 increase in other revenue.

Insurance premiums and other consideration increased by $2,432,000, or 6.8%, to $38,413,000 for 2009, from $35,981,000 for the comparable period in 2008. This increase was primarily the result of additional premiums realized from new insurance sales, and the acquisition of Southern Security Life Insurance Company on December 18, 2008, which contributed additional insurance premiums.

Net investment income decreased by $7,068,000, or 25.2%, to $21,035,000 for 2009, from $28,103,000 for the comparable period in 2008. This reduction was primarily attributable to reduced interest income due to lower interest rates from mortgage loans on real estate (mortgages held for long-term and mortgages sold to investors) and construction lending.

Net cemetery and mortuary sales decreased by $752,000, or 5.9%, to $11,974,000 for 2009, from $12,726,000 for the comparable period in 2008. This reduction was primarily due to a decline in pre-need land sales of burial spaces in the cemetery and mortuary operations and a decline in at-need sales of mortuary operations.

Realized gains (losses) on investments and other assets increased by $2,631,000 to a $897,000 realized gain for 2009, from a $1,734,000 realized loss for the comparable period in 2008. This increase in realized gains on investments was due to gains from the sale of equity securities.

Mortgage fee income increased by $1,449,000, or 1.0%, to $144,861,000 for 2009, from $143,412,000 for the comparable period in 2008. This increase was primarily attributable to an increase in secondary gains on mortgage loans sold to investors.

Other revenues increased by $399,000, or 39.3%, to $1,415,000 for 2009 from $1,016,000 for the comparable period in 2008. This increase was due to additional miscellaneous revenues throughout the Company's operations.

Total benefits and expenses were $212,247,000, or 97.1% of total revenues, for 2009, as compared to $218,773,000, or 99.7% of total revenues, for the comparable period in 2008.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $3,016,000, or 9.2%, to $35,920,000 for 2009, from $32,904,000 for the comparable period in 2008. This increase was primarily the result of increased insurance business, and increased death benefits that were partially offset by decreases in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,151,000, or 19.2%, to $7,161,000 for 2009, from $6,010,000 for the comparable period in 2008. This increase was primarily due to an increase in business in force, which was partially a result of the purchase of Southern Security Life Insurance Company on December 18, 2008.

Selling, general and administrative expenses decreased by $6,481,000, or 3.8%, to $163,492,000 for 2009, from $169,973,000 for the comparable period in 2008. This decrease was the result of a reduction in commission expenses of $19,453,000, from $98,963,000 in 2008 to $79,510,000 in 2009, due to reduced mortgage loan origination costs made by SecurityNational Mortgage, a decrease in sales at the cemetery operations, and a decrease in life insurance renewal commissions during 2009. This decrease was partially offset by an increase in salaries of $1,864,000 from $26,206,000 in 2008 to $28,070,000 in 2009, primarily due to merit increases in salaries of existing employees. Provision for loan losses increased by $8,995,000 from $10,552,000 in 2008 to $19,547,000 in 2009 due primarily to increased loan loss reserve and loan allowance balances at SecurityNational Mortgage Company. Other expenses increased by $2,113,000 from $34,251,000 in 2008 to $36,364,000 in 2009 due to increased processing fees, loan costs and foreclosure expenses.

Interest expense decreased by $4,122,000, or 55.3%, to $3,326,000 for 2009, from $7,448,000 for the comparable period in 2008. This reduction was primarily due to decreased borrowing rates on warehouse lines.

Cost of goods and services sold of the cemeteries and mortuaries decreased by $88,000, or 3.6%, to $2,349,000 for 2009, from $2,437,000 for the comparable period in 2008. This increase was primarily due to decreased at-need cemetery sales and mortuary sales.

Comprehensive income for the years ended December 31, 2009 and December 31, 2008 amounted to $4,950,000 and a loss of $605,000, respectively. This increase of $5,555,000 was primarily the result of a $3,199,000 increase in net income and a $1,288,000 increase in unrealized gains in securities available for sale, and a gain of $1,068,000 in derivatives related to mortgage loans.

2008 Compared to 2007

Total revenues increased by $9,756,000, or 4.7%, to $219,504,000 for fiscal year 2008 from $209,748,000 for the fiscal year 2007. Contributing to this increase in total revenues was a $12,939,000 increase in mortgage fee income, a $3,719,000 increase in insurance premiums and other consideration, and a $155,000 increase in other revenues. This increase in total revenues was partially offset by a $3,853,000 decrease in net investment income, a $463,000 decrease in net cemetery and mortuary sales, and a $2,741,000 decrease in realized gains (losses) on investments and other assets.

Insurance premiums and other consideration increased by $3,719,000, or 11.5%, to $35,981,000 for 2008, from $32,262,000 for the comparable period in 2007. This increase was primarily the result of additional premiums realized from new insurance sales, the acquisition of Capital Reserve Life Insurance Company on December 20, 2007, and the reinsurance agreement with Southern Security Life Insurance Company, effective September 1, 2008.

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

Net cemetery and mortuary sales decreased by $463,000, or 3.5%, to $12,726,000 for 2008, from $13,189,000 for the comparable period in 2007. This reduction was due to a decrease in at-need sales in the cemetery and mortuary operations and a decrease in pre-need land sales of burial spaces in the cemetery operations.

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

Selling, general and administrative expenses increased by $14,469,000, or 9.3%, to $169,973,000 for 2008, from $155,504,000 for the comparable period in 2007. Salaries increased by $2,261,000 from $23,945,000 in 2007 to $26,206,000 in 2008, primarily due to merit increases in salaries of existing employees, and an increase in the number of employees necessitated by the Company's expanding business operations. Other expenses increased by $10,202,000 from $34,602,000 in 2007 to $44,804,000 in 2008. The increase in other expenses primarily resulted from increased costs at SecurityNational Mortgage Company, increases in the loan reserve and loan allowances balance. Commission expenses increased by $2,006,000, from $96,957,000 in 2007 to $98,963,000 in 2008, due to increased mortgage loan origination costs made by SecurityNational Mortgage.

Interest expense decreased by $5,823,000, or 43.9%, to $7,448,000 for 2008, from $13,271,000 for the comparable period in 2007. This reduction was primarily due to decreased warehouse lines of credit required, and lower interest rates.

Cost of goods and services sold of the cemetery and mortuaries  decreased by $100,000, or 3.9%, to $2,437,000 for 2008, from $2,537,000 for the comparable period in 2007. This increase was primarily due to decreased at-need cemetery sales and mortuary sales.

Risks

The following is a description of the most significant risks facing the Company and how it mitigates those risks:

Legal and Regulatory Risks - The risk that changes in the legal or regulatory environment in which the Company operates will create additional expenses and/or risks not anticipated by the Company in developing and pricing its products. That is, regulatory initiatives designed to reduce insurer profits, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the consolidated financial statements. In addition, changes in tax law with respect to mortgage interest deductions or other public policy or legislative changes may affect the Company’s mortgage sales. Also, the Company may be subject to further regulations in the cemetery/mortuary business. The Company mitigates these risks by offering a wide range of products and by diversifying its operations, thus reducing its exposure to any single product or jurisdiction, and also by employing underwriting practices which identify and minimize the adverse impact of such risks.

Mortgage Industry Risk - Developments in the mortgage industry and credit markets adversely affected the Company’s ability to sell certain of its mortgage loans to investors, which impacted the Company’s financial results by requiring it to assume the risk of holding and servicing many of these loans.

The mortgage industry is still experiencing substantial change due to higher than expected delinquencies from subprime loans and traditional and non-traditional products. The market for new subprime loans has been substantially reduced and several mortgage companies whose primary product consisted of subprime mortgage originations have ceased operations. The Company funded $5,505,000 (0.14% of the Company’s loan production) in subprime loans during the twelve months ending December 31, 2007 and eliminated subprime loans from its product offerings in August 2007. The Company believes that its potential losses from subprime loans are minimal.

The industry problem with subprime mortgages created a volatile secondary market for other products, especially alternative documentation (Alt A) loans. Alt A loans were typically offered to qualified borrowers who had relatively high credit scores but were not required to provide full documentation to support disclosure in the loan application of personal income and assets owned. Alt A loans could have a loan to value ratio as high as 100%. As a result of these changes, the Company discontinued offering these loans in September 2007.

As a result of the volatile secondary market, for mortgage loans, the Company sold mortgage loans in 2007 and 2008 to certain third party investors that experienced financial difficulties and were not able to settle the loans. The total amount of such loans was $52,556,000, of which $36,499,000 were loans in which the secondary market no longer exists. Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with generally accepted accounting principles, accounted for the loans retained in the same manner as a purchase of assets from the former transferee(s) in exchange for liabilities assumed. At the time of repurchase, the loans were determined to be held for investment purposes, and the fair value of the loans was determined to approximate the unpaid principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The 2008 and 2009 financial statements reflect the transfer of the mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate”. The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

As a standard in the industry, the Company received payments on the mortgage loans during the time period between the sale date and settlement or repurchase date. During this period the Company will service these loans through Security National Life, its life insurance subsidiary.

The Company provides allowances for losses on its mortgage loans held for investment through an allowance for loan losses (a contra-asset account) and for mortgage loans sold to investors through the mortgage loan loss reserve (a liability account). The allowance for loan losses and doubtful accounts is an allowance for losses on the Company’s mortgage loans held for investment. When a mortgage loan is past due more than 90 days, the Company, where appropriate, sets up an allowance to approximate the excess of the carrying value of the mortgage loan over the estimated fair value of the underlying real estate collateral. Once a loan is past due more than 90 days the Company does not accrue any interest income and proceeds to foreclose on the real estate. All expenses for foreclosure are expensed as incurred. Once foreclosed, the carrying value will approximate its fair value and the amount is classified as real estate. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its life, cemeteries and mortuaries and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

See footnote 1 in the consolidated financial statements for the schedule of the allowance for loan losses as a contra-asset account.

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

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The Company accrues a monthly allowance for indemnification losses to investors based on the Company’s historical experience. The amount accrued for the years ended December 31, 2009, 2008 and 2007 was $17,306,471, $7,140,270 and $4,129,301, respectively and the charge to expense has been included in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses, and, as of December 31, 2009, 2008 and 2007 the balance was $11,662,897, $2,775,452 and $2,356,308, respectively.

See footnote 1 in the consolidated financial statement for schedule of mortgage loan loss reserves.

The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of the balance sheet date.

As of December 31, 2009, the Company’s long term mortgage loan portfolio contained mortgage loans of $19,538,000 in unpaid principal with delinquencies more than 90 days. Of this amount $12,108,000 was in foreclosure proceedings. The Company has not received or recognized any interest income on the $19,538,000 in mortgage loans with delinquencies more than 90 days. During the years ended December 31, 2009 and 2008, the Company has increased its allowance for mortgage loan losses by $3,166,000 and $4,339,000, respectively, which allowance was charged to loan loss expense and is included in other selling, general and administrative expenses for the period. The allowance for mortgage loan losses as of December 31, 2009 and 2008 was $6,809,000 and $4,780,000, respectively.

Also, at December 31, 2009, the Company had foreclosed on a total of $44,251,000 in long term mortgage loans, of which $24,441,000 in loans were foreclosed on and reclassified as real estate during 2009. The foreclosed property is shown in real estate. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its life, cemeteries and mortuaries, and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

The Company is exposed to the risk that certain third party purchasers could have claims against the Company requiring it to repurchase alleged defective mortgage loans or to indemnify such purchasers against any losses related to such loans.  In particular, there have been assertions in third party purchaser correspondence that SecurityNational Mortgage sold mortgage loans that contained alleged misrepresentations or that experienced early payment defaults, or that were otherwise defective or not in compliance with agreements between SecurityNational Mortgage and the third party investors.  As a result of these claims, certain third party investors, including Bank of America – Countrywide Home Loans, Inc. and Wells Fargo Funding, Inc., have made demands that SecurityNational Mortgage repurchase certain alleged defective mortgage loans that were sold to such investors or indemnify them against any losses related to such loans.  The Company has been reviewing these demands and has reserved what it believes to be an adequate amount to cover potential losses.  Although the Company believes that it has reserved adequate provisions for losses, from an industry wide perspective the number of repurchase demands and the loss per loan have shown sharp increases during the last several months as compared to historical amounts.  It is unclear whether such increases represent a trend that will continue in the future.

In addition to the allowance for mortgage loan losses, the Company also accrues a monthly allowance for indemnification losses to investors based on the Company’s historical experience. The amount accrued for the twelve months ended December 31, 2009 was $17,306,000 and included in other general and administrative expenses. The reserve for indemnification losses is included in other liabilities and, as of December 31, 2009, the balance was $11,663,000.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreements at December 31, 2009 was $230,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of December 31, 2009, there were $152,560,000 in mortgage loans in which settlements with third party investors were still pending. Generally, when  mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage is in the process of renewing one of its loan purchase agreements that expired on September 30, 2009 for an additional one year term. SecurityNational Mortgage continues to sell mortgage loans to such warehouse bank while negotiating the renewal of the loan purchase agreement. In addition, the Company has been successful in obtaining a loan purchase agreement with another warehouse bank.

Florida Insurance Business - After several months of discussions with the Florida Office of Insurance Regulation concerning the categorization of certain admitted assets, Security National Life received a letter dated June 17, 2009, in which Florida indicated its rejection of Security National Life's position and requested that Security National Life either infuse additional capital or cease writing new business in the State of Florida.  Florida’s decision was based upon excess investments in subsidiaries by Security National Life and Florida’s determination to classify as property acquired and held for the purposes of investment, certain real property that Security National Life acquired in satisfaction of creditor rights and subsequently rented to tenants.  These determinations resulted in Security National Life exceeding certain investment limitations under Florida law and in a corresponding capital and surplus deficiency as of March 31, 2009.  Florida has acknowledged that the deficiency may be cured by the infusion of additional capital in the amount of the excess investments.

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

The estimates susceptible to significant change are those used in determining the liability for future policy benefits and claims, those used in determining valuation allowances for mortgage loans on real estate, construction loans, estimate of probable loan loss reserve, and other receivables, and those used in determining the estimated future costs for pre-need sales. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

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

During the twelve months ended December 31, 2009, the Company's operations provided cash of $17,172,000, while cash totaling $57,119,000 was provided by operations during the twelve months ended December 31, 2008. This was due primarily to a $19,384,000 increase in 2009 and a decrease of $35,367,000 in 2008 in the balance of mortgage loans sold to investors, which was attributed to a transfer of loans totaling $5,028,000 and $36,291,000 to long term mortgages in 2009 and 2008, respectively.

The Company’s liability for future life, annuity and other benefits is expected to be paid out over long-term due to the Company’s market niche of selling funeral plans. Funeral plans are small face value life insurance that will pay the costs and expenses incurred at the time of a person’s death. A person generally will keep these policies in force and will not surrender them prior to a person’s death. Because of the long-term nature of these liabilities the Company is able to hold to maturity its bonds, real estate and mortgage loans thus reducing the risk of liquidating these long-term investments as a result of any sudden changes in market values.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $116,982,000 as of December 31, 2009 compared to $126,583,000 as of December 31, 2008. This represents 39.1% and 41.6% of the total investments as of December 31, 2009, and December 31, 2008, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At December 31, 2009, 6.9% (or $7,930,000) and at December 31, 2008, 2.8% (or $3,485,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The amortized cost and contractual payments on mortgage loans on real estate and construction loans held for investment by category as of December 31, 2009 are shown below. Expected principal payments may differ from contractual obligations because certain borrowers may elect to pay off mortgage obligations with or without early payment penalties.

		Principal	Principal	Principal
		Amounts	Amounts	Amounts
		Due in	Due in	Due
	Total	2010	2011-2014	Thereafter
Residential	$60,863,841	$790,171	$2,343,334	$57,730,336
Residential Construction	25,028,081	25,028,081	-	-
Commercial	24,206,957	11,020,707	7,510,632	5,675,618
Total	$110,098,879	$36,838,959	$9,853,966	$63,405,954

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2009.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a
recurring basis
Investment in securities available for sale	$6,936,137	$6,936,137	$-	$-
Short-term investments	7,144,349	7,144,349	-	-
Restricted assets of cemeteries and mortuaries	1,677,273	1,677,273	-	-
Cemetery perpetual care trust investments	1,104,046	1,104,046	-	-
Derivatives - interest rate lock commitments	1,770,193	-	-	1,770,193
Total assets accounted for at fair value on a
recurring basis	$18,631,998	$16,861,805	$-	$1,770,193

Liabilities accounted for at fair value
on a recurring basis
Investment-type insurance contracts	$(115,763,748)	$-	$-	$(115,763,748)
Derivatives - bank loan interest rate swaps	$(101,251)	-	-	(101,251)
- call options	(134,492)			(134,492)
- interest rate lock commitments	(215,481)	-	-	(215,481)
Total liabilities accounted for at fair value
on a recurring basis	$(116,214,972)	$-	$-	$(116,214,972)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps	Call Options

Balance - December 31, 2008	$(112,351,916)	$362,231	$(167,483)	$-

Options sold	-	-	-	(613,541)

Total Losses (Gains):

Included in earnings	(3,411,832)	-	-	479,049

Included in other
comprehensive income (loss)	-	1,192,480	66,277	-

Balance - December 31, 2009	$(115,763,748)	$1,554,711	$(101,206)	$(134,492)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2008.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a
recurring basis
Investment in securities available for sale	$5,854,237	$5,854,237	$-	$-
Short-term investments	5,282,986	5,282,986	-	-
Restricted assets of cemeteries and mortuaries	1,241,038	1,241,038	-	-
Cemetery perpetual care trust investments	1,840,119	1,840,119	-	-
Derivative-interest rate lock commitments	2,372,452		-	2,372,452
Total assets accounted for at fair value on a
recurring basis	$16,590,832	$14,218,380	$-	$2,372,452

Liabilities accounted for at fair value
on a recurring basis
Investment-type insurance contracts	$(112,351,916)	$-	$-	$(112,351,916)
Derivative - bank loan interest rate swaps	(167,483)			(167,483)
- interest rate lock commitments	(2,010,221)	-	-	(2,010,221)
Total liabilities accounted for at fair value
on a recurring basis	$(114,529,620)	$-	$-	$(114,529,620)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2007	$(106,939,120)	$627,116	$(26,951)

Total Losses:

Included in earnings	(5,412,796)	-	-

Included in other
comprehensive income	-	(264,885)	(140,532)

Balance - December 31, 2008	$(112,351,916)	$362,231	$(167,483)

The items shown under Level 1 are valued as follows:

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

Bank loan interest rate swaps. Management considers the interest rate swap instruments to be an effective cash flow hedge against the variable interest rate on bank borrowings since the interest rate swap mirrors the term of the note payable and expires on the maturity date of the bank loan it hedges. The interest rate swaps are derivative financial instruments carried at its fair value.

If market conditions were to cause interest rates to change, the market value of the fixed income portfolio (of approximately $227,478,000) could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps
Change in Market Value	$21,918	$11,511	$(12,673)	$(23,948)
(in thousands)

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2009, and December 31, 2008, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank debt and notes payable were $68,745,000 as of December 31, 2009, as compared to $60,552,000 as of December 31, 2008. Stockholders’ equity as a percent of total capitalization was 87.0% and 89.0% as of December 31, 2009 and December 31, 2008, respectively. Bank debt and notes payable increased $2,300,000 for the twelve months ended December 31, 2009 when compared to December 31, 2008, thus decreasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2009 was 8.4% as compared to a rate of 9.0% for 2008.

At December 31, 2009, $21,359,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

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

Factors that may cause the Company’s actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (ii) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates and tax treatment of insurance products; (iii) fluctuations in interest rates causing a reduction of investment income or increase in interest expense and in the market value of interest rate sensitive investment; (iv) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (v) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) loss or retirement of key executives or employees; (vii) increases in medical costs; (viii) changes in the Company’s liquidity due to changes in asset and liability matching; (ix) restrictions on insurance underwriting based on genetic testing and other criteria; (x) adverse changes in the ratings obtained by independent rating agencies; (xi) failure to maintain adequate reinsurance; (xii) possible claims relating to sales practices for insurance products and claim denials and (xiii) adverse trends in mortality and morbidity; (xiv) deterioration of real estate markets and (xv) lawsuits in the ordinary course of business.

Off-Balance Sheet Agreements

At December 31, 2009, the Company was contingently liable under a standby letter of credit aggregating $369,356, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's self-insurance casualty program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreements at December 31, 2009 was $230,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of December 31, 2009, there were $152,560,000 in mortgage loans in which settlements with third party investors were still pending. Generally, when certain mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage is in the process of renewing one of its loan purchase agreements that expired on September 30, 2009 for an additional one year term. SecurityNational Mortgage continues to sell mortgage loans to such warehouse bank while negotiating the renewal of the loan purchase agreement. In addition, the Company has been successful in obtaining a loan purchase agreement with another warehouse bank.

The total of the Company unfunded residential construction loan commitments as of December 31, 2009 was $2,176,000.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2009 and the payments due by period are shown in the following table:

	Less than 1 year	1-3 years	4-5 years	over 5 years	Total
Non-cancelable operating leases	$1,154,280	$1,181,188	$163,544	$-	$2,499,012
Notes and contracts payable	2,404,185	1,975,925	4,040,927	518,952	8,939,989
	$3,558,465	$3,157,113	$4,204,471	$518,952	$11,439,001

Variable Interest Entities

In conjunction with the Company’s casualty insurance program, limited equity interests are held in a captive insurance entity. This program permits the Company to self-insure a portion of losses, to gain access to a wide array of safety-related services, to pool insurance risks and resources in order to obtain more competitive pricing for administration and reinsurance and to limit its risk of loss in any particular year. This entity meets the definition of a variable interest entity (VIE); however, based on the criteria set forth in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, “there is not a requirement to include this entity in the consolidated financial statements. The maximum exposure to loss related to the Company’s involvement with this entity is limited to approximately $369,356, a majority of which is collateralized under a standby letter of credit issued on the insurance entity’s behalf. See Note 11, “Reinsurance, Commitments and Contingencies,” for additional discussion of commitments associated with the insurance program and Note 1, “Significant Accounting Policies”, for further information on a standby letter of credit. As of December 31, 2009, there are no other entities that met the definition of a variable interest entity.

Recent Accounting Pronouncements

Subsequent Events – In May 2009, the FASB issued guidance which establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. This guidance also requires disclosure of the date through which subsequent events have been evaluated. The Company adopted this standard for the interim period ended June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations. We have evaluated subsequent events after the balance sheet date of December 31, 2009 through the time of filing with the Securities and Exchange Commission (SEC) on March 31, 2010 which is the date the financial statements were issued.

Accounting for Transfers of Financial Assets and Consolidation of Variable Interest Entities - In June 2009, the FASB issued accounting guidance which revises existing sale accounting criteria for transfers of financial assets, including securitization transactions, and eliminates the concept of a “qualifying special-purpose entity.” Simultaneously, the FASB issued accounting guidance which revises previous guidance for variable-interest entities (VIE) by establishing a new approach for determining who should consolidate a VIE and by changing when it is necessary to reassess who should consolidate a VIE.  These new accounting standards updates will be effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted.  Because the revised sales accounting criteria do not change the Company’s revenue recognition and because all mortgage loans originated by the Company are sold to outside third party investors, the adoption of these two accounting standards will not change the Company’s accounting for the mortgage loans it originates.

Disclosures about Fair Value Measurements – In January 2010, the FASB issued guidance requiring an entity to disclose the following:

•	Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe reasons for the transfers.

•
Present separately information about purchases, sales, issuances and settlements, on a gross basis, rather than on one net number, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).

•	Provide fair value measurement disclosures for each class of assets and liabilities.

•
Provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3.

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010. The Company will include the new required disclosures in its Form 10-Q for the quarter ended March 31, 2010.

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

Item 8. Financial Statements and Supplementary Data

Financial Statement Schedules:

II	Condensed Financial Information of Registrant	133

IV	Reinsurance	139

V	Valuation and Qualifying Accounts	140

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

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental Schedules II, IV and V, are presented for purpose of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 31, 2010

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
Assets	2009	2008
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$115,832,300	$125,346,194
Fixed maturity securities, available for sale, at estimated fair value	1,149,523	1,236,562
Equity securities, available for sale, at estimated fair value	5,786,614	4,617,675
Mortgage loans on real estate and construction loans held for investment, net of allowances for losses of $6,808,803 and
$4,780,467 for 2009 and 2008	103,290,076	124,592,678
Real estate held for investment, net of accumulated depreciation and
allowances for losses of $4,046,272 and $5,009,571 for 2009 and 2008	46,069,638	22,417,639
Policy, student and other loans net of allowance
for doubtful accounts of $652,498 and $555,146 for 2009 and 2008	18,145,029	18,493,751
Short-term investments	7,144,319	5,282,986
Accrued investment income	2,072,495	2,245,201
Total investments	299,489,994	304,232,686
Cash and cash equivalents	39,463,803	19,914,110
Mortgage loans sold to investors	39,269,598	19,885,994
Receivables, net	10,873,207	13,135,080
Restricted assets of cemeteries and mortuaries	2,593,413	4,077,076
Cemetery perpetual care trust investments	1,104,046	1,840,119
Receivable from reinsurers	5,776,780	5,823,379
Cemetery land and improvements	10,987,833	10,626,296
Deferred policy and pre-need contract acquisition costs	34,087,951	32,424,512
Property and equipment, net	12,826,478	14,049,232
Value of business acquired	10,252,670	11,377,276
Goodwill	1,075,039	1,075,039
Other	2,776,086	3,343,726
Total Assets	$470,576,898	$441,804,525

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
Liabilities and Stockholders' Equity	2009	2008
Liabilities
Future life, annuity, and other benefits	$336,343,433	$325,668,454
Unearned premium reserve	4,780,645	4,863,919
Bank loans payable	8,656,245	6,138,202
Notes and contracts payable	283,744	501,778
Deferred pre-need cemetery and mortuary contract revenues	13,381,662	13,467,132
Cemetery perpetual care obligation	2,756,174	2,647,984
Accounts payable	2,601,149	1,941,777
Other liabilities and accrued expenses	24,623,535	17,688,756
Income taxes	17,344,869	14,974,244
Total liabilities	410,771,456	387,892,246
Commitments and Contingencies	--	--
Stockholders’ Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized;
issued 8,730,227 shares in 2009 and 8,284,109 shares in 2008	17,460,454	16,568,218
Class B: non-voting common stock - $1.00 par value; 5,000,000
shares authorized; none issued or outstanding	--	--
Class C: convertible common stock - $0.20 par value; 15,000,000 shares
authorized; issued 9,214,211 shares in 2009 and 8,912,315 shares in 2008	1,842,842	1,782,463
Additional paid-in capital	19,191,606	17,985,848
Accumulated other comprehensive income, net of taxes	1,593,327	417,101
Retained earnings	23,178,944	21,023,179
Treasury stock, at cost - 1,454,974 Class A shares and -0- Class C shares
in 2009; 1,598,568 Class A shares and -0- Class C shares in 2008	(3,461,731)	(3,864,530)
Total stockholders’ equity	59,805,442	53,912,279
Total Liabilities and Stockholders’ Equity	$470,576,898	$441,804,525

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
	2009	2008	2007
Revenues:
Insurance premiums and other consideration	$38,413,329	$35,981,297	$32,262,837
Net investment income	21,035,159	28,103,509	31,956,444
Net mortuary and cemetery sales	11,973,676	12,725,930	13,188,655
Realized gains (losses) on investments and other assets	897,312	(1,733,715)	1,007,574
Mortgage fee income	144,860,399	143,411,459	130,472,166
Other	1,414,680	1,015,370	860,406
Total revenues	218,594,555	219,503,850	209,748,082

Benefits and expenses:
Death benefits	19,003,933	17,100,688	16,274,813
Surrenders and other policy benefits	1,677,335	2,094,482	2,078,415
Increase in future policy benefits	15,238,380	13,709,135	11,389,019
Amortization of deferred policy and pre-need acquisition
costs and value of business acquired	7,160,488	6,010,273	5,570,799
Selling, general and administrative expenses:
Commissions	79,509,946	98,962,941	96,957,340
Salaries	28,069,907	26,206,331	23,944,999
Provision for loan losses and loss reserve	19,547,162	10,552,074	4,640,092
Other	36,364,355	34,251,508	29,961,459
Interest expense	3,326,161	7,448,454	13,270,871
Cost of goods and services sold – mortuaries and cemeteries	2,349,230	2,437,453	2,537,244

Total benefits and expenses	212,246,897	218,773,339	206,625,051

Earnings before income taxes	6,347,658	730,511	3,123,031
Income tax expense	(2,573,778)	(155,658)	(857,635)

Net earnings	$3,773,880	$574,853	$2,265,396

Net earnings per Class A equivalent common share (1)	$0.46	$0.07	$0.27

Net earnings per Class A equivalent common share -
assuming dilution(1)	$0.46	$0.07	$0.26

Weighted average Class A equivalent common shares
outstanding (1)	8,214,128	8,620,024	8,470,237

Weighted average Class A equivalent common shares
outstanding-assuming dilution (1)	8,216,383	8,620,024	8,669,061

(1) Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share. Net earnings per Class C common share is equal to one-tenth (1/10) of such amount or $0.05, $0.01 and $0.03 per share for 2009, 2008 and 2007, respectively, and $0.05, $0.01 and $0.03 per share-assuming dilution for 2009, 2008 and 2007, respectively.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2008 and 2009

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2007	$15,066,460	$1,423,518	$17,064,488	$1,703,155	$20,495,063	$(2,781,988)	$52,970,696

Comprehensive income:
Net earnings	—	—	—	—	2,265,396	—	2,265,396
Unrealized gains (losses)	—	—	—	(106,364)	—	—	(106,364)
Total comprehensive income							2,159,032
Exercise of stock options	(76,974)	231,525	(55,261)	—	(96,289)	—	3,001
Sale of Treasury stock	—	—	—	—	—	651,423	651,423
Stock dividends	750,826	81,244	727,944	—	(1,560,014)	—	-
Conversion Class C to Class A	30,146	(30,147)	1	—	—	—	-
Balance at December 31, 2007	15,770,458	1,706,140	17,737,172	1,596,791	21,104,156	(2,130,565)	55,784,152

Comprehensive income:
Net earnings	—	—	—	—	574,853	—	574,853
Unrealized gains (losses)	—	—	—	(3,162,279)	—	—	(3,162,279)
Reclass of Treasury Stock	—	—	—	1,982,589	—	(1,982,589)
Total comprehensive income	—	—	—	—	—	—	(2,587,426)
Grant of stock options	—	—	466,929	—	—	—	466,929
Sale of Treasury stock	—	—	—	—	—	248,624	248,624
Stock dividends	789,354	84,727	(218,251)	—	(655,830)	—	—
Conversion Class C to Class A	8,406	(8,404)	(2)	—	—	—	—
Balance at December 31, 2008	16,568,218	1,782,463	17,985,848	417,101	21,023,179	(3,864,530)	53,912,279

Comprehensive income:
Net earnings	—	—	—	—	3,773,880	—	3,773,880
Unrealized gains (losses)	—	—	—	1,176,226	—	—	1,176,226
Total comprehensive income	—	—	—	—	—	—	4,950,106
Grant of stock options	—	—	485,986	—	—	—	485,986
Exercise stock options	32,962	—	(32,962)	—	—	—	-
Sale of Treasury stock	—	—	54,271	—	—	402,799	457,070
Stock dividends	831,736	87,755	698,524	—	(1,618,015)	—	-
Odd lot purchase	160	—	(60)	—	(100)	—	-
Conversion Class C to Class A	27,377	(27,376)	(1)	—	—	—	-
Balance as of December 31, 2009	$17,460,454	$1,842,842	$19,191,606	$1,593,327	$23,178,944	$(3,461,731)	$59,805,442

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$3,773,880	$574,853	$2,265,396
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Realized (gains) losses on investments and other assets	(897,312)	1,733,715	(1,007,574)
Depreciation	2,801,417	2,471,201	2,398,330
Provision for losses on real estate accounts and loans receivable	2,804,620	4,586,501	741,974
Amortization of premiums and discounts	(740,124)	(65,224)	8,411
Provision for deferred and other income taxes	1,570,989	(59,230)	481,810
Policy and pre-need acquisition costs deferred	(7,754,706)	(6,946,317)	(6,974,054)
Policy and pre-need acquisition costs amortized	6,035,882	5,110,519	4,609,045
Value of business acquired amortized	1,124,606	899,754	951,639
Change in assets and liabilities net of effects from land and improvements held for sale:	(361,537)	(866,255)	(781,617)
Future life and other benefits	15,423,587	9,508,769	13,131,652
Receivables for mortgage loans held for sale	(19,383,604)	35,366,791	(6,883,446)
Stock based compensation expense	485,986	466,929	3,000
Benefit plans funded with treasury stock	457,070	248,624	651,423
Other operating assets and liabilities	11,831,350	4,088,477	1,067,072
Net cash provided by operating activities	17,172,104	57,119,107	10,663,061
Cash flows from investing activities:
Securities held to maturity:
Purchase - fixed maturity securities	(12,897,225)	(15,667,595)	(2,206,067)
Calls and maturities - fixed maturity securities	22,610,141	25,384,510	6,630,227
Securities available for sale:
Purchase - equity securities	(5,640,738)	(1,740,077)	(179,630)
Sales - equity securities	5,788,996	3,600,641	868,371
Purchases of short-term investments	(20,784,977)	(30,339,562)	(16,946,889)
Sales of short-term investments	18,923,574	32,012,283	16,196,350
Sales (Purchases) of restricted assets	1,552,830	1,528,071	(302,114)
Change in assets for perpetual care trusts	(230,498)	(291,870)	(276,437)
Amount received for perpetual care trusts	108,190	174,226	195,248
Mortgage, policy, and other loans made	(27,691,403)	(79,563,741)	(114,782,049)
Payments received for mortgage, policy, and other loans	21,705,282	39,926,795	101,422,270
Purchases of property and equipment	(736,210)	(1,323,849)	(3,009,279)
Disposal of property and equipment	2,749	81,352	880,818
Purchases of real estate	(801,297)	(379,738)	(265,668)
Cash (paid) received for purchase of subsidiaries, net of cash acquired	-	(2,928,022)	(1,702,762)
Sale of real estate	1,965,740	1,438,796	1,375,183
Net cash used in investing activities	3,875,154	(28,087,780)	(12,102,428)

See accompanying notes to the consolidated financial statements

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31
	2009	2008	2007
Cash flows from financing activities:
Annuity contract receipts	$9,101,675	$10,578,845	$6,039,988
Annuity contract withdrawals	(13,920,526)	(18,006,929)	(12,961,804)
Repayment of bank loans and notes and contracts payable	(3,685,330)	(11,276,120)	(47,751,447)
Proceeds from borrowing on notes and contracts	7,006,616	4,383,927	50,939,105
Net cash used in financing activities	(1,497,565)	(14,320,277)	(3,734,158)
Net change in cash and cash equivalents	19,549,693	14,711,050	(5,173,525)
Cash and cash equivalents at beginning of year	19,914,110	5,203,060	10,376,585
Cash and cash equivalents at end of year	$39,463,803	$19,914,110	$5,203,060

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$24,441,490	$16,449,451	$4,368,646

Supplemental Schedule of Cash Flow Information:

The following information shows the non-cash items in connection with the purchase of Southern Security Life Insurance Company, a Mississippi domiciled corporation effective September 1, 2008.

Year ended December 31, 2008

Fair value of assets acquired	$(26,193,020)
Fair value of liabilities assumed	23,264,998
Cash paid	$(2,928,022)

See accompanying notes to the consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

1)       Significant Accounting Policies

General Overview of Business

Security National Financial Corporation and its wholly owned subsidiaries (the “Company”) operate in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the intermountain west, California and eleven southern states. The cemetery and mortuary segment of the Company consists of five cemeteries in Utah, one cemetery in California, seven mortuaries in Utah and three mortuaries in Arizona. The mortgage loan segment is an approved government and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in Arizona, California, Florida, Hawaii, Indiana, Kansas, Oklahoma, Oregon, Texas, Utah, and Washington.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of certain amounts in prior years has been reclassified to conform to the 2009 presentation.

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

Mortgage loans on real estate, and construction loans are originated and held for investment and carried at their principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The Company defers related material loan origination fees, net of related direct loan origination costs, and amortizes the net fees over the term of the loans.

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
Years Ended December 31, 2009, 2008, and 2007

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

Deferred Policy Acquisition Costs and Value of Business Acquired

Commissions and other costs, net of commission and expense allowances for reinsurance ceded, that vary with and are primarily related to the production of new insurance business have been deferred. Deferred policy acquisition costs (“DAC”) for traditional life insurance are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. For interest-sensitive insurance products, deferred policy acquisition costs are amortized generally in proportion to the present value of expected gross profits from surrender charges, investment, mortality and expense margins. This amortization is adjusted when estimates of current or future gross profits to be realized from a group of products are reevaluated. Deferred acquisition costs are written off when policies lapse or are surrendered.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

1)       Significant Accounting Policies (Continued)

The Company follows accounting principles generally accepted in the United States of America when accounting for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract are accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract are written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract are accounted for as a continuation of the replaced contract.

Value of business acquired is the present value of estimated future profits of the acquired business and is amortized similar to deferred policy acquisition costs.

Allowance for Loan Losses and Doubtful Accounts and Loan Loss Reserve

The Company records an estimate of the expense for potential losses from not collecting mortgage loans, other loans and receivables. Mortgage loans sold to investors and significant receivables are the result of cemetery and mortuary operations, mortgage loan operations and life insurance operations. The allowance is based upon the Company’s experience. The critical issue that impacts recovery of the cemetery and mortuary receivables is the overall economy. The critical issues that impact recovery of mortgage loan operations are interest rate risk and loan underwriting, new regulations and the overall economy.

The Company provides allowances for losses on its mortgage loans held for investment through an allowance for loan losses (a contra-asset account) and for mortgage loans sold to investors through the mortgage loan loss reserve (a liability account). The allowance for loan losses and doubtful accounts is an allowance for losses on the Company’s mortgage loans held for investment. When a mortgage loan is past due more than 90 days, the Company, where appropriate, sets up an allowance to approximate the excess of the carrying value of the mortgage loan over the estimated fair value of the underlying real estate collateral. Once a loan is past due more than 90 days the Company does not accrue any interest income and proceeds to foreclose on the real estate. All expenses for foreclosure are expensed as incurred. Once foreclosed, the carrying value will approximate its fair value and the amount is classified as real estate. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its life, cemeteries and mortuaries and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

	Years Ended December 31,
	2009	2008	2007
Balance, beginning of period	$4,780,467	$1,435,131	$1,027,564
Provisions for losses	3,166,043	4,338,553	420,000
Charge-offs	(1,137,707)	(993,217)	(12,433)
Balance, at December 31	$6,808,803	$4,780,467	$1,435,131

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

1)       Significant Accounting Policies (Continued)

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

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The Company accrues a monthly allowance for indemnification losses to investors based on the Company’s historical experience. The amount accrued for the years ended December 31, 2009, 2008 and 2007 was $17,306,471, $7,140,270 and $4,129,301, respectively and the charge to expense has been included in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses, and, as of December 31, 2009, 2008 and 2007 the balance was $11,662,897, $2,775,452 and $2,356,308, respectively.

	Years Ended December 31,
	2009	2008	2007
Balance, beginning of period	$2,775,452	$2,356,308	$2,712,997
Provisions for losses	17,306,471	7,140,270	4,129,301
Charge-offs	(8,419,026)	(6,721,126)	(4,485,990)
Balance, at December 31	$11,662,897	$2,775,452	$2,356,308

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

Participating Insurance

Participating business constituted 2%, 2%, and 2% of insurance in force for 2009, 2008 and 2007, respectively. The provision for policyholders’ dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

1)       Significant Accounting Policies (Continued)

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

Sales of cemetery interment rights (cemetery burial property) - revenue and costs associated with the sale of cemetery interment rights are recognized in accordance with the retail land sales provisions based on accounting principles generally accepted in the United States of America. Under accounting principles generally accepted in the United States of America, recognition of revenue and associated costs from constructed cemetery property must be deferred until a minimum percentage of the sales price has been collected.

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

Prearranged funeral and pre-need cemetery customer acquisition costs - costs incurred related to obtaining new pre-need contract cemetery and prearranged funeral services are accounted for under the guidance of the provisions based on accounting principles generally accepted in the United States of America. Obtaining costs, which include only costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral services, are deferred until the merchandise is delivered or services are performed.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

1)       Significant Accounting Policies (Continued)

Mortgage Operations

Over fifty percent of revenue and expenses of the Company are through its wholly owned subsidiary, SecurityNational Mortgage. SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows and loan purchase agreements with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through SecurityNational Mortgage. For the twelve months ended December 31, 2009, 2008, and 2007, SecurityNational Mortgage originated and sold 17,797  loans ($3,243,734,000 total volume), 19,321 loans ($3,680,015,000 total volume), and 20,656 loans ($3,852,801,000 total volume), respectively.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreements at December 31, 2009 was $230,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of December 31, 2009, there were $152,560,000 in mortgage loans in which settlements with third party investors were still pending. Generally when certain mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage is in the process of renewing one of its loan purchase agreements that expired on September 30, 2009 for an additional one year term. SecurityNational Mortgage continues to sell mortgage loans to such warehouse bank while negotiating the renewal of the loan purchase agreement. In addition, the Company has been successful in obtaining a loan purchase agreement with another warehouse bank.

Mortgage fee income consists of origination fees, processing fees and certain other income related to the origination and sale of mortgage loans. For mortgage loans sold to third party investors, mortgage fee income and related expenses are recognized pursuant to generally accepted accounting principles at the time the sales of mortgage loans meet the sales criteria for the transfer of financial assets which are: (i) the transferred assets have been isolated from the Company and its creditors, (ii) the transferee has the right to pledge or exchange the mortgage, and (iii) the Company does not maintain effective control over the transferred mortgage. The Company must determine that all three criteria are met at the time the loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including any investor commitments for these loans, prior to warehouse banks purchasing the loans under the purchase commitments.

The Company, through SecurityNational Mortgage, sells all mortgage loans to third party investors without recourse. However, it may be required to repurchase a loan or pay a fee instead of repurchase under certain events such as the following:

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

1)       Significant Accounting Policies (Continued)

Loan purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled. Depending on market conditions, these commitment settlement dates can be extended at a cost to the Company. Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount. The Company’s historical data shows that 99% of all loans originated by the Company are generally settled by the investors as agreed within 16 days after delivery. There are situations, however, when the Company determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in the Company’s best interest to repurchase those loans from the warehouse banks. It is the Company's policy to cure any documentation problems with respect to such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce loan purchase commitments from third-party investors concerning the loans. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedy methods include, but are not limited to:

•	Research reasons for rejection.
•	Provide additional documents.
•	Request investor exceptions.
•	Appeal rejection decision to purchase committee.
•	Commit to secondary investors.

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six month time period, the loans are repurchased and transferred to the long term investment portfolio at the lower of cost or market value and previously recorded sales revenue is reversed. Any loan that later becomes delinquent is evaluated by the Company at that time and any impairment is adjusted accordingly.

Determining lower of cost or market: Cost is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Market value is often difficult to determine, but is based on the following:

•	For loans that have an active market the Company uses the market price on the repurchased date.
•	For loans where there is no market but there is a similar product, the Company uses the market value for the similar product on the repurchased date.
•
For loans where no active market exists on the repurchased date, the Company determines that the unpaid principal balance best approximates the market value on the repurchased date, after considering the fair value of the underlying real estate collateral and estimated future cash flows.

The appraised value of the real estate underlying the original mortgage loan adds significance to the Company’s determination of fair value because if the loan becomes delinquent, the Company has sufficient value to collect the unpaid principal balance or the carrying value of the loan. In determining the market value on the date of repurchase, the Company considers the total value of all of the loans because any sale of loans would be made as a pool.

For mortgages originated and held for investment, mortgage fee income and related expenses are recognized when the loan is originated.

As a result of the volatile secondary market for mortgage loans, the Company sold mortgage loans in 2007 and 2008 to certain third party investors that experienced financial difficulties and were not able to settle the loans. The total amount of such loans was $52,556,000, of which $36,499,000 were loans in which the secondary market no longer existed. Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with generally accepted accounting principles, accounted for the loans retained in the same manner as a purchase of assets from the former transferee(s) in exchange for liabilities assumed. At the time of repurchase, the loans were determined to be held for investment purposes, and the fair value of the loans was determined to approximate the unpaid principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The 2009 and 2008 financial statements reflect the transfer of mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate”. The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

1)       Significant Accounting Policies (Continued)

As a standard in the industry, the Company received payments on the mortgage loans during the time period between the sale date and settlement or repurchase date. During the period the Company will service these loans through Security National Life, its life insurance subsidiary.

As of December 31, 2009, the Company’s long term mortgage loan portfolio contained mortgage loans of $19,538,135 in unpaid principal with delinquencies more than 90 days. Of this amount, $12,107,799 in mortgage loans were in foreclosure proceedings. The Company has not received any interest income on the $19,538,135 in mortgage loans with delinquencies more than 90 days. During the twelve months ended December 31, 2009 and 2008, the Company increased its allowance for mortgage losses by $3,166,043 and $4,338,553, respectively which was charged to loan loss expense and included in other selling, general and administrative expenses for the period. The allowance for mortgage loan losses as of December 31, 2009 and December 31, 2008 was $6,808,803 and $4,780,467, respectively.

Also at December 31, 2009, the Company has foreclosed on $44,250,819 in long term mortgage loans, of which $24,441,490 in loans were foreclosed on and reclassified as real estate during 2009. The foreclosed property was shown in real estate. The Company carries the foreclosed property in Security National Life, Memorial Estates and SecurityNational Mortgage, its life, cemeteries and mortuaries and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

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
Years Ended December 31, 2009, 2008, and 2007

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

Liabilities are established for uncertain tax positions expected to be taken in income tax returns when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax penalties are included as a component of other expenses.

Earnings Per Common Share

The Company computes earnings per share in accordance with accounting principles generally accepted in the United States of America which requires presentation of basic and diluted earnings per share. Basic earnings per equivalent Class A common share are computed by dividing net earnings by the weighted-average number of Class A common shares outstanding during each year presented, after the effect of the assumed conversion of Class C common stock to Class A common stock. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the year used to compute basic earnings per share plus dilutive potential incremental shares. Basic and diluted earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

Stock Based Compensation

The cost of employee services received in exchange for an award of equity instruments is recognized in the financial statements and is measured based on the fair value on the grant date of the award. The fair value of stock options is calculated using the Black Scholes method. Stock option compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Recent Accounting Pronouncements

Subsequent Events – In May 2009, the FASB issued guidance which establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. This guidance also requires disclosure of the date through which subsequent events have been evaluated. The Company adopted this standard for the interim period ended June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations. We have evaluated subsequent events after the balance sheet date of December 31, 2009 through the time of filing with the Securities and Exchange Commission (SEC) on March 31, 2010 which is the date the financial statements were issued.

Accounting for Transfers of Financial Assets and Consolidation of Variable Interest Entities - In June 2009, the FASB issued accounting guidance which revises existing sale accounting criteria for transfers of financial assets, including securitization transactions, and eliminates the concept of a “qualifying special-purpose entity.” Simultaneously, the FASB issued accounting guidance which revises previous guidance for variable-interest entities (VIE) by establishing a new approach for determining who should consolidate a VIE and by changing when it is necessary to reassess who should consolidate a VIE.  These new accounting standards updates are effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted.  Because the revised sales accounting criteria do not change the Company’s revenue recognition and because all mortgage loans originated by the Company are sold to outside third party investors, the adoption of these two accounting standards will not have a material impact on the Company’s financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

1)       Significant Accounting Policies (Continued)

Disclosures about Fair Value Measurements – In January 2010, the FASB issued guidance requiring an entity to disclose the following:

•	Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe reasons for the transfers.

•
Present separately information about purchases, sales, issuances and settlements, on a gross basis, rather than on one net number, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).

•	Provide fair value measurement disclosures for each class of assets and liabilities.

•
Provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3.

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

2)       Acquisitions

C & J Financial, LLC

On July 16, 2007, the Company acquired all of the membership interests of C & J Financial, LLC. The results of C & J Financial’s operations have been included in the consolidated financial statements from July 16, 2007. C & J Financial provides financing to funeral homes and mortuaries throughout the United States similar to the Company’s Fast-Funding operations and the acquisition expanded the Company’s Fast-Funding operations. The aggregate purchase price was $1,631,500 and consisted of the payment of $1,250,000 of cash at closing and the issuance of a $381,500 promissory note. The Company further agreed to cause C & J Financial to pay a $1,971,764 note payable to a bank that was guaranteed by the sellers. In addition, C & J Financial entered into an obligation payable to one of the sellers for an operating lease of office space for three years. The estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition were as follows:

Loans Receivable	$3,178,901
Other current assets	55,295
Office furniture and equipment	18,078
Goodwill	391,847
Total Assets	3,644,121
Note payable to bank, current	(1,971,764)
Other current liabilities	(40,857)
Net Assets Acquired	$1,631,500

The excess of the purchase price over the fair value of the identifiable assets of $391,847 was assigned to goodwill.

Capital Reserve Life Insurance Company

On December 20, 2007, the Company, through its wholly owned subsidiary, Security National Life, acquired all of the outstanding common stock of Capital Reserve Life Insurance Company, a Missouri domiciled insurance company. The results of Capital Reserve Life’s operations have been included in the consolidated financial statements from December 17, 2007. Capital Reserve Life sells and services life insurance, annuity products, accident and health insurance, and funeral plan insurance, which are consistent with and expanded the Company’s business. The aggregate original purchase price was $2,419,164, of which $452,404 was paid in cash at closing to the selling shareholders and $2,100,000 was placed into an escrow account with the Company’s attorney to be disbursed upon resolution of contingencies.

Capital Reserve Life was a defendant in a lawsuit for unpaid bonuses allegedly due to a former employee in the amount of $1,486,045 (the “Russell Litigation”). The Russell Litigation was resolved during 2008 and resulted in the payment of $220,926 to the former employee and his attorney from the escrow account. The Company was refunded $146,225 from the escrow account that was recognized as a reduction of value of business acquired. The selling shareholders were paid $1,587,578, including interest, during 2008 from the escrow account. At December 31, 2008, $185,902 remained in the escrow account.

The $185,902 of funds held in escrow by the Company’s attorney have been included in the accompanying consolidated balance sheet at December 31, 2009, in receivables with the liability of $185,902 payable to the shareholders, respectively, included in other liabilities and accrued expenses. The assets acquired and the liabilities assumed were recognized at their fair values with the excess of the purchase price allocated to value of business acquired. Value of business acquired is being amortized over the estimated term premiums will be received under the insurance policies of 15 years.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

2)      Acquisitions (Continued)

The estimated fair values of the assets acquired and the liabilities assumed, adjusted for the 2008 settlement of the Russell Litigation, were as follows:

Investment in securities	$23,146,994
Policy and other loans	573,821
Accrued investment income	274,370
Receivables	143,183
Furniture and equipment	112,324
Value of business acquired	619,562
Total assets acquired	24,870,254
Future life, annuity and other benefits	(21,888,930)
Checks written in excess of cash in bank	(524,528)
Other liabilities and accrued expenses	(183,857)
Total Liabilities Assumed	(22,597,315)
Fair Value of Net Assets Acquired	$2,272,939

Southern Security Life Insurance Company

On September 1, 2008, the Company, through Security National Life, entered into a reinsurance agreement with Southern Security Life Insurance Company, a Mississippi domiciled insurance company (“Southern Security”), whereby the Company became secondarily liable for $22,788,693 of liability under contracts for future life, annuity and other benefits in exchange for the transfer from Southern Security of $22,788,693 of assets, which was short of the required assets by $1,468,348. This shortage was offset against a $1,500,000 ceding commission payable to Southern Security on the transaction. Southern Security remained primarily liable under the contracts and recognized a $22,235,131 receivable from Security National Life. However, if the acquisition described in the following paragraphs had not occurred, Security National Life would have had to assume the insurance contracts and become primarily liable thereunder because Southern Security had ceased operations and the transfer of the insurance contracts was irreversible.

Then on December 18, 2008, the Company acquired all of the outstanding common stock of Southern Security. The results of Southern Security’s operations have been included in the consolidated financial statements from December 23, 2008. Southern Security sells and services life insurance, annuity products, accident and health insurance, and funeral plan insurance, all of which are consistent with and expanded the Company’s insurance business. The total purchase price was $2,664,323 and consisted of $1,920,700 paid in cash at closing to the selling shareholders, $443,500 placed into escrow accounts with the Company’s law firm, the settlement of an $84,081 receivable from Southern Security and the incurrence of $216,042 of acquisition costs. In addition, Southern Security distributed $479,742 of assets to the selling shareholders, including $163,715 of notes receivable from the selling shareholders.

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

The $443,500 of funds held in escrow by the Company’s law firm have been included in the accompanying consolidated balance sheet at December 31, 2009 and December 31, 2008 in receivables with the liability payable to the selling shareholders of an equal amount included in other liabilities and accrued expenses. The assets acquired and the liabilities assumed were recognized at their fair values with the excess of the purchase price allocated to value of business acquired. The value of business acquired is being amortized over the estimated period premiums will be received under the insurance policies of 14.3 years. The estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition were as follows:

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

2)      Acquisitions (Continued)

Investment in securities	$1,200,865
Policy and mortgage loans	1,050,028
Cash	392,785
Receivable from reinsurer -
Security National Life	22,235,131
Other assets	49,369
Deferred tax asset	298,418
Value of business acquired	227,573
Total assets acquired	25,454,169
Future life, annuity and other benefits	(22,789,846)
Fair Value of Net Assets Acquired	$2,664,323

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming theacquisitions of C & J Financial and Capital Reserve Life had occurred at the beginning of the year ended December 31, 2007 and the acquisition of Southern Security had occurred at the beginning of the year ended December 31, 2007. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisitions occurred on those dates and may not reflect the operations that will occur in the future:

	For the Years Ended December 31, (unaudited)
	2008	2007
Total revenues	$221,348,000	$216,492,000
Net earnings	$717,000	$2,936,000
Net earnings per Class A equivalent common share	$0.09	$0.37
Net earnings per Class A equivalent common shareassuming dilution	$0.09	$0.36

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007
3.  Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2009 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009:
Fixed maturity securities held to maturity carried at amortized cost:

Bonds:
U.S. Treasury securities
and obligations of U.S
Government agencies	$9,477,032	$430,783	$(6,389)	$9,901,426

Obligations of states and
political subdivisions	2,034,784	95,333	(20,722)	2,109,395

Corporate securities including
public utilities	95,903,129	3,927,607	(2,763,448)	97,067,288

Mortgage-backed securities	6,852,072	182,932	(1,338,817)	5,696,187

Redeemable preferred stock	1,565,283	-	(109,832)	1,455,451

Total fixed maturity
securities held to maturity	$115,832,300	$4,636,655	$(4,239,208)	$116,229,747

Securities available for sale carried at
estimated fair value:

Fixed maturity securities available for sale:
U.S. Treasury securities
and obligations of U.S.
Government agencies	$98,280	$21,158	$-	$119,438

Corporate securities including
public utilities	1,012,458	17,627	-	1,030,085

Total fixed maturity securities
available for sale	$1,110,738	$38,785	$-	$1,149,523

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007
3.  Investments (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009:

Equity securities available for sale
at estimated fair value:

Non-redeemable preferred stock	$20,281	$-	$(5,061)	$15,220

Common stock:

Industrial, miscellaneous and all other	5,398,320	682,075	(309,001)	5,771,394

Total equity securities available for sale
at estimated fair value	$5,418,601	$682,075	$(314,062)	$5,786,614

Total securities available for sale
carried at estimated fair value	$6,529,339	$720,860	$(314,062)	$6,936,137

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$60,863,842
Residential construction	25,028,081
Commercial	24,206,956
Less: Allowance for loan losses	(6,808,803)
Total mortgage loans on real estate and
construction loans held for investment	$103,290,076

Real estate at cost – net of depreciation & allowance	$46,069,638

Policy, student and other loans at
amortized cost - net of allowance for doubtful accounts	$18,145,029

Short-term investments at amortized cost	$7,144,319

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

3.  Investments (Continued)

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
Years Ended December 31, 2009, 2008, and 2007

3.  Investments (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

3.  Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed-maturities securities, which are carried at amortized cost, at December 31, 2009 and 2008. The unrealized losses were primarily related to interest rate fluctuations or spread-widening, and mortgage and other asset-backed securities. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed-maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At December 31, 2009
Interest rate or spread widening	$580,244	37	$2,320,148	70	$2,900,392
Mortgage and other
asset-backed securities	31,337	3	1,307,479	5	1,338,816
Total unrealized losses	$611,581	40	$3,627,627	75	$4,239,208
Fair Value	$17,777,172		$22,641,536		$40,418,708
At December 31, 2008
Interest rate or spread widening	$4,425,497	87	$8,000,230	105	$12,425,727
Mortgage and other
asset-backed securities	-	-	1,580,189	12	1,580,189
Total unrealized losses	$4,425,497	87	$9,580,419	117	$14,005,916
Fair Value	$30,720,910		$35,178,465		$65,899,375

As of December 31, 2009, the average market value of the related fixed maturities was 90.5% of amortized cost and the average market value was 82.5% of amortized cost as of December 31, 2008. During 2009 and 2008, an other-than-temporary decline in market value resulted in the recognition of an impairment loss on fixed maturity securities of $326,000 and $2,343,264, respectively. No other-than-temporary impairment loss was considered to exist for these fixed maturities as of December 31, 2009.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

3.  Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities, that were carried at estimated fair value based on quoted trading prices at December 31, 2009 and 2008. The unrealized losses were primarily the result of decreases in market value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At December 31, 2009
Non-redeemable preferred stock	$-	-	$5,061	2	$5,061
Industrial, miscellaneous and all other	55,287	23	253,714	16	309,001
Total unrealized losses	$55,287	23	$258,775	18	$314,062
Fair Value	$1,007,525		$660,809		$1,668,334

At December 31, 2008
Non-redeemable preferred stock	$-	-	$6,092	2	$6,092
Banks, trusts and insurance companies	51,105	2	-	-	51,105
Industrial, miscellaneous and all other	393,666	10	8,796	1	402,462
Total unrealized losses	$444,771	12	$14,888	3	$459,659
Fair Value	$675,284		$66,722		$742,006

As of December 31, 2009, the average market value of the equity securities available for sale was 84.2% of the original investment and the average market value was 68.6% of the original investment as of December 31, 2008. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During 2008, an impairment loss was recognized on certain equities due to an other-than-temporary decline in market value in the amount of $408,640. No other-than-temporary impairment loss on equity securities was determined to exist as of December 31, 2009.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

3.  Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Held to Maturity:
Due in 2010	$4,299,795	$4,339,329
Due in 2011 through 2014	24,951,300	26,294,690
Due in 2015 through 2019	33,773,677	35,300,644
Due after 2019	44,390,173	43,143,446
Mortgage-backed securities	6,852,072	5,696,187
Redeemable preferred stock	1,565,283	1,455,451
Total held to maturity	$115,832,300	$116,229,747

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Amortized	Estimated Fair
	Cost	Value
Available for Sale:
Due in 2010	$1,012,458	$1,030,085
Due in 2011 through 2014	-	-
Due in 2015 through 2019	-	-
Due after 2019	98,280	119,438
Non-redeemable preferred stock	20,281	15,220
Common stock	5,398,320	5,771,394
Total available for sale	$6,529,339	$6,936,137

The Company’s realized gains and losses from investments and other assets are summarized as follows:

	2009	2008	2007
Fixed maturity securities held
to maturity:
Gross realized gains	$500,795	$90,243	$94,984
Gross realized losses	(151,069)	(2,343,264)	(27,065)

Securities available for sale:
Gross realized gains	1,018,217	1,211,932	175,990
Gross realized losses	(478,757)	(560,853)	(860)

Other assets	8,126	(131,773)	764,525
Total	$897,312	$(1,733,715)	$1,007,574

Generally gains and losses from held to maturity securities are a result of early calls and related amortization of premiums or discounts. However, credit losses of $326,000 and $2,343,264 were recognized during the year ended December 31, 2009 and 2008, respectively, from other-than-temporary declines in market value of held to maturity securities.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

3.  Investments (Continued)

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 10.5%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At December 31, 2009, the Company has 29%, 13% and 16% of its mortgage loans from borrowers located in the states of Utah, Florida and California, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $6,808,803 and $4,780,467 at December 31, 2009 and 2008, respectively.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available for sale securities) at December 31, 2009, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	2009	2008	2007
Fixed maturity securities	$7,140,920	$7,167,007	$6,045,141
Equity securities	794,845	266,533	161,850
Mortgage loans on real estate	5,462,533	6,857,757	6,759,943
Real estate	1,561,809	1,563,134	1,273,652
Policy, student and other loans	811,684	699,592	707,068
Short-term investments, principally gains on sale of
mortgage loans and other	7,896,518	14,265,269	18,898,925
Gross investment income	23,668,309	30,819,292	33,846,579
Investment expenses	(2,633,150)	(2,715,783)	(1,890,135)
Net investment income	$21,035,159	$28,103,509	$31,956,444

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of $688,406, $953,284, and $942,627 for 2009, 2008, and 2007, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $10,614,292 at December 31, 2009 and $10,210,743 at December 31, 2008. The restricted securities are included in various assets under investments on the accompanying consolidated balance sheets.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007
4)       Receivables

Receivables consist of the following:

	December 31
	2009	2008
Trade contracts	$8,039,501	$10,093,271
Advances receivables from sales agents	2,282,899	2,438,371
Held in Escrow – Capital Reserve Life/Southern Security	616,383	629,402
Other	2,117,480	1,957,329
Total receivables	13,056,263	15,118,373
Allowance for doubtful accounts	(2,183,056)	(1,983,293)
Net receivables	$10,873,207	$13,135,080

5)       Value of Business Acquired

Information with regard to value of business acquired is as follows:

	December 31,
	2009	2008	2007
Balance at beginning of year	$11,377,276	$11,686,080	$11,882,047
Value of business acquired	246,838	590,950	765,787
Imputed interest at 7%	757,048	807,217	824,502
Amortization	(2,128,492)	(1,706,971)	(1,786,256)
Net amortization charged to income	(1,371,444)	(899,754)	(961,754)
Balance at end of year	$10,252,670	$11,377,276	$11,686,080

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $883,000, $857,000, $813,000, $711,000, and $670,000 for the years 2010 through 2014. Actual amortization may vary based on changes in assumptions or experience. As of December 31, 2009, value of business acquired is being amortized over a weighted average life of 9.4 years.

6)       Property and Equipment

The cost of property and equipment is summarized below:

	December 31,
	2009	2008
Land and buildings	$15,901,478	$15,860,356
Furniture and equipment	16,058,583	15,877,294
	31,960,061	31,737,650
Less accumulated depreciation	(19,133,583)	(17,688,418)
Total	$12,826,478	$14,049,232

Depreciation expense for the years ended December 31, 2009 and 2008 was $1,956,215 and $2,052,019, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

7)      Bank Loans Payable

Bank loans payable are summarized as follows:

	December 31,
	2009	2008
6% note payable in monthly installments of $5,693
including principal and interest, collateralized by real
property, with a book value of approximately $554,000,
due September 2010.	$457,420	$496,994

6.34% note payable in monthly installments of $13,556
including principal and interest, collateralized by real
property with a book value of approximately $553,000,
due November 2017.	1,109,975	1,226,975

Bank prime rate less .28% (2.97% at December 31, 2009)
collateralized by 15,000 shares of Security National Life Insurance
Company Stock, due June 2011.	1,192,820	2,003,527

5.75% note payable in monthly installments of $28,271 including principal and interest, collateralized by real property with a book
value of approximately $6,450,000 due December 2014.	4,000,000	-

Bank prime rate less .75% (2.50% at December 31, 2009)
revolving line of credit of $7,800,000, accrued interest
paid quarterly, extended to June 2011.	1,375,000	1,675,000

Mark to market of interest rate swaps (discussed below) adjustment	101,251	167,528

Other collateralized bank loans payable	419,779	568,178

Total bank loans	8,656,245	6,138,202

Less current installments	2,319,017	2,018,662

Bank loans, excluding current installments	$6,337,228	$4,119,540

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

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

At December 31, 2009, the fair value of the interest rate swap was an unrealized loss of $101,251 and was computed based on the underlying variable Libor rate plus 1.65%, or 2.65% per annum. The unrealized loss resulted in a derivative liability of $101,251 and has been reflected in accumulated other comprehensive income. The change in accumulated other comprehensive income from the interest rate swap in 2009 was $66,277. The fair value of the interest rate swap was derived from a proprietary model of the bank from whom the interest rate swap was purchased and to whom the note is payable.

At December 31, 2008, the fair value of the interest rate swap was an unrealized loss of $167,528 and was computed based on the underlying variable Libor rate plus 1.65%, or 4.03% per annum. The unrealized loss resulted in a derivative liability of $167,483 and has been reflected in accumulated other comprehensive income. The change in accumulated other comprehensive income from the interest rate swap in 2008 was $123,115. The fair value of the interest rate swap was derived from a proprietary model of the bank from whom the interest rate swap was purchased and to whom the note is payable.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

8)       Notes and Contracts Payable

Notes and contracts payable are summarized as follows:

	December 31,
	2009	2008
Unsecured note payable due to former stockholders
of Deseret Memorial, Inc. resulting from the
acquisition of such entity. Amount represents
the present value, discounted at 8%, of monthly
annuity payments of $5,900, due September 2011.	$109,366	$156,581

9% note payable in monthly installments of
$10,000 including principal and
interest, collateralized by real property,
with a book value of approximately
$2,908,000, paid July 2009.	-	57,636

5% note payable to a former owner of C & J Financial
due in monthly installments of $16,737
including principal and interest, paid July 2009.	-	94,276

Other notes payable	174,378	193,285
Total notes and contracts payable	283,744	501,778
Less current installments	85,168	230,517

Notes and contracts, excluding
current installments	$198,576	$271,261

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the bank’s prime rate minus 0.50% (2.75% at December 31, 2009), secured by the assets of the Company and maturing June 30, 2010. As of December 31, 2009, there were no amounts outstanding under the revolving line-of-credit. As of December 31, 2009, $30,000 of the available amount was reserved for an outstanding letter of credit.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

8)       Notes and Contracts Payable (Continued)

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

2010	$2,404,185
2011	1,614,141
2012	361,784
2013	352,827
2014	3,688,100
Thereafter	518,952
Total	$8,939,989

Interest paid approximated interest expense in 2009, 2008 and 2007.

9)       Cemetery and Mortuary Endowment Care and Pre-need Merchandise Funds

The Company is required by state law to pay into perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. The related cemetery perpetual care trusts are defined as variable interest entities pursuant to generally accepted accounting principles. Also, management has determined that the Company is the primary beneficiary of these trusts, as it absorbs both a majority of the losses and returns associated with the trusts. The Company has consolidated cemetery perpetual care trust investments with a corresponding amount recorded as Cemetery Perpetual Care Obligation in the accompanying consolidated balance sheets.

The components of the cemetery perpetual care obligation are as follows:

	December 31,
	2009	2008
Trust investments, at market value	$1,104,046	$1,840,119
Note receivables from Cottonwood Mortuary
Singing Hills Cemetery and Memorial Estates - Pinehill
eliminated in consolidation	2,052,331	1,120,950
Total trust assets	3,156,377	2,961,069
Cemetery perpetual care obligation	(2,756,174)	(2,647,984)
Fair value of trust assets in excess of trust obligations	$400,203	$313,085

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

9)       Cemetery and Mortuary Endowment Care and Pre-need Merchandise Funds (Continued)
Assets in the restricted asset account are summarized as follows:

	December 31,
	2009	2008
Cash and cash equivalents	$1,175,646	$911,060
Mutual funds	416,002	245,285
Fixed maturity securities	8,775	8,775
Equity securities	76,850	75,918
Participating in Mortgage loans with Security National Life	916,141	2,836,038
Total	$2,593,414	$4,077,076

A surplus note receivable and interest in the amount of $4,000,000 from Security National Life was eliminated in consolidation.

10)       Income Taxes

The Company’s income tax liability at December 31 is summarized as follows:

	December 31,
	2009	2008
Current	$608,060	$276,096
Deferred	16,223,588	14,415,582
Other	513,221	282,566
Total	$17,344,869	$14,974,244

Significant components of the Company’s deferred tax (assets) and liabilities at December 31 are approximately as follows:

	2009	2008
Assets
Future policy benefits	$(6,140,507)	$(5,693,225)
Loan loss reserve	(2,679,449)	(1,478,708)
Unearned premium	(1,768,838)	(1,799,650)
Other	(1,296,635)	(1,209,383)
Less: Valuation allowance	6,214,039	5,498,477
Total deferred tax assets	(5,671,390)	(4,682,489)

Liabilities
Deferred policy acquisition costs	9,146,293	8,756,407
Basis difference in fixed assets	4,018,057	1,944,049
Value of business acquired	3,793,488	4,210,547
Installment sales	2,356,322	2,317,015
Trusts	1,908,905	1,674,321
Available for sale securities	6,147	(17,179)
Tax on unrealized appreciation	665,766	212,911
Total deferred tax liabilities	21,894,978	19,098,071
Net deferred tax liability	$16,223,588	$14,415,582

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

10)        Income Taxes (Continued)
The increase in the valuation allowance was $715,562 and $500,136 during 2009 and 2008, respectively.

The Company paid $750,844, $505,962, and $875,825 in income taxes for 2009, 2008 and 2007, respectively. The Company’s income tax expense (benefit) is summarized as follows for the year ended December 31:

	2009	2008	2007
Current	$1,002,789	$214,888	$375,825
Deferred	1,366,336	(234,338)	456,245
Other	204,653	175,108	25,565
Total	$2,573,778	$155,658	$857,635

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

	2008	2008	2007
Computed expense at statutory rate	$2,158,204	$248,374	$1,061,831
Special deductions allowed
small life insurance companies	(50,983)	(20,918)	(330,804)
Other, net	466,557	(71,798)	126,608
Tax expense	$2,573,778	$155,658	$857,635

At December 31, 2009, the Company had $513,221 of unrecognized tax benefits principally relating to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  At December 31, 2009, the Company had $26,001 in interest and penalties related to unrecognized tax benefits. The Company accounts for interest expense and penalties for unrecognized tax benefits as part of its income tax provision.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. As of December 31, 2009, the Company does not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months. Federal and state income tax returns for 2006 through 2009 are open tax years.

11)       Reinsurance, Commitments and Contingencies

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $25,000 to $75,000 during the years 2009 and 2008. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to approximately $1,346,932,000 (unaudited) at December 31, 2009 and approximately $1,150,687,000 (unaudited) at December 31, 2008.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

11)        Reinsurance, Commitments and Contingencies (Continued)
On December 31, 2008, the Company entered into a Coinsurance Funds Withheld Reinsurance Agreement with Continental American Insurance Company (“Continental American”), a South Carolina domiciled insurance company. This agreement was effective November 30, 2008. Under the terms of the agreement, the Company ceded to Continental American 100% of a block of deferred annuities in the amount of $4,828,487 as of December 31, 2008 and retained the assets and recorded a funds held under coinsurance liability for the same amount. Continental American agreed to pay the Company an initial ceding commission of $60,000 and a quarterly management fee of $16,500 per quarter to administer the policies. The Company will also receive a 90% experience refund for any profits on the business. The Company has the right to recapture the business on January 1 subsequent to December 31, 2008 or any other date if mutually agreed and with 90 days written notice to Continental American. The Company and Continental American have agreed to terminate this agreement on March 31, 2010.

The Company has entered into commitments to fund new residential construction loans. As of December 31, 2009 the Company’s commitments are $27,219,743 for these loans of which $25,043,623 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% to 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of December 31, 2009). Maturities range between six and twelve months.

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

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to five years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2009, are approximately as follows:

Years Ending
December 31
2010	$1,154,000
2011	809,000
2012	372,000
2013	106,000
2014	58,000
Total	$2,499,000

Total rent expense related to non-cancelable operating leases for the years ended December 31, 2009, 2008, and 2007 was approximately $2,134,000, $2,074,000 and $1,957,000, respectively.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreements at December 31, 2009 was $230,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of December 31, 2009, there were $152,559,973 in mortgage loans in which settlements with third party investors were still pending. Generally, when certain mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage is in the process of renewing one of its loan purchase agreements that expired on September 30, 2009 for an additional one year term. SecurityNational Mortgage continues to sell mortgage loans to such warehouse bank while negotiating the renewal of the loan purchase agreement. In addition, the Company has been successful in obtaining a loan purchase agreement with another warehouse bank.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

11)        Reinsurance, Commitments and Contingencies (Continued)
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

During 2007, Aurora Loan Services maintained that as part of its quality control efforts it reviewed mortgage loans purchased from SecurityNational Mortgage and determined that certain of the loans contained alleged misrepresentations and early payment defaults. Aurora Loan Services further maintained that these alleged breaches in the purchased mortgage loans provide it with the right to require SecurityNational Mortgage to immediately repurchase the mortgage loans containing the alleged breaches in accordance with the terms of the Loan Purchase Agreement. In order for Lehman Brothers and Aurora Loan Services to refrain from demanding immediate repurchase of the mortgage loans by SecurityNational Mortgage, SecurityNational Mortgage was willing to enter into an agreement to indemnify Lehman Brothers and Aurora Loan Services for any losses incurred in connection with certain mortgage loans with alleged breaches that were purchased from SecurityNational Mortgage.

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
Years Ended December 31, 2009, 2008, and 2007

11)        Reinsurance, Commitments and Contingencies (Continued)

During 2007 and 2008, SecurityNational Mortgage made $1,730,000 in total payments to Aurora Loan Services pursuant to the Indemnification Agreement. During 2009 SecurityNational Mortgage made payments to Aurora Loan Services of $1,174,082. When SecurityNational Mortgage entered into the Indemnification Agreement, it anticipated using basis point holdbacks from loan production credits toward satisfying the $125,000 monthly obligations. Because Aurora Loan Services discontinued purchasing mortgage loans from SecurityNational Mortgage shortly after the Indemnification Agreement was executed, SecurityNational Mortgage has not had the benefit of using the basis point holdbacks toward payment of the $125,000 monthly obligations.

During 2008 and 2009, funds were paid out of the reserve account to indemnify $2,732,000 in losses from 34 mortgage loans that were among the 54 mortgage loans with alleged breaches which were listed on the attachment to the Indemnification Agreement. The estimated potential losses from the remaining 20 mortgage loans listed on the attachments, which would require indemnification by SecurityNational Mortgage for such losses, is $2,828,000. During 2008 and 2009, the Company recognized losses related to this matter of $1,636,082 and $1,032,000, respectively; however, management cannot fully determine the total losses, if any, nor rights that the Company may have as a result of Lehman Brothers and Aurora Loan Services refusal to purchase subsequent loans under the Indemnification Agreement. The Company has estimated and accrued $1,507,023 for losses under the Indemnification Agreement as of December 31, 2009.

There have been assertions in third party purchaser correspondence that SecurityNational Mortgage sold mortgage loans that contained alleged misrepresentations or that experienced early payment defaults, or that were otherwise defective or not in compliance with agreements between SecurityNational Mortgage and the third party investors.  As a result of these claims, certain third party investors,  including Bank of America – Countrywide Home Loans, Inc. and Wells Fargo Funding, Inc., have made demands that SecurityNational Mortgage repurchase certain alleged defective mortgage loans that were sold to such investors or indemnify them against any losses related to such loans.  The Company has been reviewing these demands and has reserved what it believes to be an adequate amount to cover potential losses. Although the Company believes that it has reserved adequate provisions for losses, from an industry wide perspective the number of repurchase demands and the loss per loan have shown sharp increases during the last several months as compared to historical amounts. It is unclear whether such increases represent a trend that will continue in the future.

On November 24, 2009, a complaint was filed in the United States District Court, Eastern District of Missouri, by CitiMortgage, Inc. against SecurityNational Mortgage Company.  The complaint claims that at various times since May 3, 2004 SecurityNational Mortgage sold mortgage loans to CitiMortgage that did not meet requirements under certain agreements between CitiMortgage and SecurityNational Mortgage, the complaint specifically addressing nineteen mortgage loans. The requirements in the agreements that CitiMortgage claims in the complaint were not met by SecurityNational Mortgage are more particularly described in “Item 3. Legal Proceedings” of this Form 10-K.

The complaint further alleges that with respect to the nineteen mortgage loans, SecurityNational Mortgage refused to cure these alleged nonconforming mortgage loans or to repurchase such loans.  Because of SecurityNational Mortgage’s alleged failure to comply with its repurchase obligations in such agreements, the complaint contends that SecurityNational Mortgage owes CitiMortgage in excess of $3,226,000.  The complaint also requests an order requiring SecurityNational Mortgage to perform its obligations under the agreements with CitiMortgage, including to repurchase the defective mortgage loans and indemnify CitiMortgage for its costs and attorneys’ fees in the lawsuit, interest, and such further relief as the court deems just and proper.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

11)        Reinsurance, Commitments and Contingencies (Continued)
SecurityNational Mortgage disputes the claims that CitiMortgage asserts in the complaint.  Prior to filing an answer to the complaint, SecurityNational Mortgage and CitiMortgage engaged in settlement discussions.  As a result of the settlement discussions, a settlement was reached.  The settlement covers the nineteen mortgage loans in the complaint and, in addition, other mortgage loans that CitiMortgage purchased from SecurityNational Mortgage.  On February 15, 2010, SecurityNational Mortgage and CitiMortgage entered into a written Settlement Agreement and Release encompassing the aforesaid settlement. Under the terms of the Settlement Agreement and Release, SecurityNational Mortgage paid a settlement amount to CitiMortgage.  The Company has reserved a sufficient amount to cover the settlement payment in its consolidated financial statements at December 31, 2009.

The Settlement Agreement and Release specifically provides that SecurityNational Mortgage and CitiMortgage fully release each other from any and all claims, liabilities and causes of action that each has or may have had against the other concerning the nineteen mortgage loans identified in the complaint and the other mortgage loans that CitiMortgage purchased from SecurityNational Mortgage prior to the date of the agreement.  The agreement does not extend to any mortgage loans purchased by CitiMortgage after the effective date of the settlement agreement nor to claims by borrowers.

At December 31, 2009, the Company was contingently liable under a standby letter of credit aggregating $369,356, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's self-insurance casualty program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero.

The Company is self insured for certain casualty insurance, worker compensation and liability programs. Self-Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverages. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party administrators and actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At December 31, 2009, $694,738 of reserves was established related to such insurance programs versus $914,365 at December 31, 2008.

On March 5, 2007, the Company received a proposed consent order from the Florida Office of Insurance Regulation concerning the New Success Life Program, the higher education product currently marketed and sold by Southern Security Life and now marketed and sold by Security National Life. The proposed order states that as a result of the investigation the Florida Office of Insurance Regulation has determined that Southern Security Life violated Florida law (i) by knowingly making statements, sales presentations, omissions or comparisons that misrepresented the benefits, advantages, or terms of the New Success Life Program, and (ii) by knowingly making advertisements, announcements, or statements containing representations that were untrue or misleading.

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
Years Ended December 31, 2009, 2008, and 2007

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

11)        Reinsurance, Commitments and Contingencies (Continued)

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
Years Ended December 31, 2009, 2008, and 2007

12)       Retirement Plans

The Company and its subsidiaries have a noncontributory Employee Stock Ownership Plan (ESOP) for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,000 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors.

The Company’s contributions are allocated to eligible employees based on the ratio of each eligible employee’s compensation to total compensation for all eligible employees during each year. ESOP contribution expense totaled $-0-, $-0- and $176,061 for 2009, 2008 and 2007, respectively. At December 31, 2009 the ESOP held 606,071 shares of Class A and 1,887,731 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has three 401(k) savings plans covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pretax contributions up to a maximum of $16,500, $15,500 and $15,500 for the years 2009, 2008 and 2007, respectively or the statutory limits.

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company matched 100% of up to 3% of an employee’s total annual compensation and matched 50% of 4% to 5% of an employee’s annual compensation. The match was in Company Stock. The Company contribution for 2009 and 2008 was $341,360 and $365,925, respectively under the “Safe Harbor” plan.

For the years prior to 2008 the Company matched up to 50% of each employee’s investment in Company stock, up to 1/2 of 1% of the employee’s total annual compensation. The Company’s match was in Company stock and the amount of the match was at the discretion of the Company’s Board of Directors. The Company’s matching 401(k) contributions for 2007 was $10,001. Also, the Company contributed, at the discretion of the Company’s Board of Directors, an Employer Profit Sharing Contribution to the 401(k) savings plan. The Employer Profit Sharing Contribution was divided among three different classes of participants in the plan based upon the participant’s title in the Company. The Company contributions for 2007 was $198,022. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee.

In 2001, the Company’s Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company’s contributions for 2009, 2008 and 2007 were $-0-, $-0- and $133,037, respectively.

The Company has deferred compensation agreements with its Chief Executive Officer and its past Senior Vice President. The deferred compensation is payable on the retirement or death of these individuals either in annual installments over 10 years or in a lump sum settlement, if approved by the Board of Directors. The amount payable is $75,184 per year with cost of living adjustments each anniversary. The compensation agreements also provide that any remaining balance will be payable to their heirs in the event of their death. In addition, the agreements provide that the Company will pay the Group Health coverages for these individuals and/or their spouses. In 2009, the Company decreased its liability for these future obligations by $32,777 and in 2008 increased its liability by $6,030. The current balance as of December 31, 2009 is $694,253.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

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

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $127,290 and $116,400 in fiscal 2009 and 2008, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $831,170 and $703,900 as of December 31, 2009 and 2008, respectively.

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

In the event of a sale or merger of the Company and Mr. Beckstead is not retained in his current position, the Company would be obligated to continue Mr. Beckstead’s current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62½) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed in 2009 and 2008 approximately $52,295 and $46,400, respectively, to cover the present value of the retirement benefit of the agreement. The liability accrued is $415,595 and $363,300, as of December 31, 2009 and 2008, respectively.

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

Stockholders of both classes of common stock have received 5% stock dividends in the years 1990 through 2009, as authorized by the Company’s Board of Directors.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

12)       Capital Stock (Continued)
The Company has Class B Common Stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B Common Stock.

The following table summarizes the activity in shares of capital stock for the three-year period ended December 31, 2009:

	Class A	Class C
Balance at December 31, 2006	7,533,230	7,117,591

Exercise of stock options	(38,487)	1,157,626
Stock dividends	375,413	406,217
Conversion of Class C to Class A	15,073	(150,735)

Balance at December 31, 2007	7,885,229	8,530,699

Exercise of stock options	--	--
Stock dividends	394,677	423,635
Conversion of Class C to Class A	4,203	(42,019)

Balance at December 31, 2008	8,284,109	8,912,315

Exercise of stock options	16,481	--
Stock dividends	415,868	438,776
Conversion of Class C to Class A	13,689	(136,880)
Reinstatement	80	--

Balance at December 31, 2009	8,730,227	9,214,211

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with accounting principles generally accepted in the United States of America, the basic and diluted earnings per share amounts were calculated as follows:

	2009	2008	2007
Numerator:
Net earnings	$3,773,880	$574,853	$2,265,396

Denominator:
Denominator for basic earnings
per share-weighted-average shares	8,214,128	8,620,024	8,470,237

Effect of dilutive securities:
Employee stock options	2,255	--	198,824
Dilutive potential common shares	2,255	--	198,824

Denominator for diluted earnings per
share-adjusted weighted-average
shares and assumed conversions	8,216,383	8,620,024	8,669,061

Basic earnings per share	$0.46	$0.07	$0.27
Diluted earnings per share	$0.46	$0.07	$0.26

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007
14)          Stock Compensation Plans

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation expense for options issued of $485,986 and $375,046 has been recognized under these plans for 2009 and 2008, respectively, and $20,120 has been recognized for 2007. Deferred tax credit has been recognized related to compensation expense of $165,235, $127,516 and $6,841 for years 2009, 2008 and 2007, respectively.

The weighted-average fair value of each option granted during 2009 under the 2003 Plan and the 2006 Plan, is estimated at $1.55 and $1.70 for the December 4, 2009 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 72%, risk-free interest rate of 3.4%, and an expected life of five to ten years.

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

The Company generally estimates the expected life of the options based upon the contractual term of the options. Future volatility is estimated based upon the historical volatility of the Company’s Class A common stock over a period equal to the estimated life of the options. Common stock issued upon exercise of stock options are generally new share issuances rather than from treasury shares. Future compensation relating to non-vested stock options at December 31, 2009 is not material.

Description and activity for each Plan is summarized as follows:

The Company had a 1987 Incentive Stock Option Plan that was terminated in 1997 and the last options were cancelled during 2007 as follows:

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
Years Ended December 31, 2009, 2008, and 2007

14)       Stock Compensation Plans (Continued)
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

The options were granted to reward certain officers and key employees who have been employed by the Company for a number of years and to help the Company retain these officers and key employees by providing them with an additional incentive to contribute to the success of the Company.

The 1993 Plan is administered by the Board of Directors or by a committee designated by the Board. The options shall be either fully exercisable on the grant date or shall become exercisable thereafter in such installments as the Board or the committee may specify. The 1993 Plan provides that if the shares of Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of Common Stock as a stock dividend on its outstanding Common Stock, the number of shares of Common Stock deliverable upon the exercise of options shall be increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend. No options may be exercised for a term of more than ten years from the date of grant.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

14)       Stock Compensation Plans (Continued)

Activity of the 1993 Plan is summarized as follows:
	Number of Class A Shares	Option Price
Outstanding at December 31, 2006	280,243	$1.79 - $4.86
Adjustment for the effect of stock dividends	13,891
Exercised --	--
Cancelled	(2,431)

Outstanding at December 31, 2007	291,703	$1.71 - $4.62
Adjustment for the effect of stock dividends	13,466
Exercised	--
Cancelled	(22,402)

Outstanding at December 31, 2008	282,767	$1.62 - $4.40
Adjustment for the effect of stock dividends	13,902
Exercised	--
Cancelled	(4,719)

Outstanding at December 31, 2009	291,950	$1.54 - $4.19

Exercisable at end of year	291,950	$1.54 - $4.19

Available options for future grant
1993 Stock Incentive Plan	--

Weighted average contractual term of options
outstanding at December 31, 2009	2.7 years

Aggregated intrinsic value of options outstanding
at December 31, 2009	$-0-

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
Years Ended December 31, 2009, 2008, and 2007

14)       Stock Compensation Plans (Continued)
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

Activity of the 2000 Plan is summarized as follows:

	Number of
	Class A Shares	Option Price
Outstanding at December 31, 2006	17,733	$1.90 - $4.94
Adjustment for the effect of stock dividends	695
Granted	--
Exercised	(3,828)

Outstanding at December 31, 2007	14,600	$2.70 - $4.71

Adjustment for the effect of stock dividends	474
Granted	--
Cancelled	(5,104)

Outstanding at December 31, 2008	9,970	$2.58 - $3.02

Adjustment for the effect of stock dividends	244
Granted	--
Cancelled	(5,110)

Outstanding at December 31, 2009	5,104	$2.45

Exercisable at end of year	5,104	$2.45

Available options for future
grant 2000 Director Plan	-0-

Weighted average contractual term of options
outstanding at December 31, 2009	.83 years

Aggregated intrinsic value of options outstanding
at December 31, 2009	$4,934

On July 11, 2003, the Company adopted the Security National Financial Corporation 2003 Stock Option Plan (the “2003 Plan”), which reserved 500,000 shares of Class A Common Stock and 1,000,000 shares of Class C Common Stock for issuance thereunder. On July 13, 2007, the Company amended the 2003 Plan to authorize an additional 400,000 shares of Class A Common Stock and an additional 1,000,000 shares of Class C common stock to be made available for issuance under the Plan. On July 10, 2009 the Company amended the 2003 Plan to authorize an additional 500,000 shares of Class A common stock and an additional 1,000,000 share of Class C common stock to be made available for issuance under the Plan. The 2003 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

14)       Stock Compensation Plans (Continued)

The 2003 Plan is to be administered by the Board of Directors or by a committee designated by the Board. The terms of options granted or stock awards or sales affected under the 2003 Plan are to be determined by the Board of Directors or its committee. No options may be exercised for a term of more than ten years from the date of the grant. Options intended as incentive stock options may be issued only to employees, and must meet certain conditions imposed by the Internal Revenue Code, including a requirement that the option exercise price be no less than the fair market value of the option shares on the date of grant. The 2003 Plan provides that the exercise price for non-qualified options will not be less than at least 50% of the fair market value of the stock subject to such option as of the date of grant of such options, as determined by the Company’s Board of Directors.

The 2003 Plan has a term of ten years. The Board of Directors may amend or terminate the 2003 Plan at any time, from time to time, subject to approval of certain modifications to the 2003 Plan by the shareholders of the Company as may be required by law or the 2003 Plan.

Activity of the 2003 Plan is summarized as follows:

	Number of	Number of	Option
	Class A Shares	Class C Shares(1)	Price(1)

Outstanding at December 31, 2006	479,296	1,157,625	$2.79 - $3.50
Adjustment for the effect of stock dividends	21,674	--
Granted	--	--
Exercised	(44,650)	(1,157,625)
Cancelled	(1,158)	--

Outstanding at December 31, 2007	455,162	--	$2.66 - $3.33
Adjustment for the effect of stock dividends	41,952	55,538
Granted	389,923	1,110,770
Exercised	--	--
Cancelled	(6,032)	--

Outstanding at December 31, 2008	881,005	1,166,308	$1.43 - $4.03
Adjustment for the effect of stock dividends	47,994	108,316
Granted	206,500	1,000,000
Exercised	(63,814)	--
Cancelled	(63,814)	--

Outstanding at December 31, 2009	1,007,871	2,274,624	$1.36 - $3.84

Exercisable at end of year	791,047	1,224,624	$1.36 - $3.84

Available options for future grant
2003 Stock Incentive Plan	500,150	5

Weighted average contractual term of options
outstanding at December 31, 2009	5.5 years

Aggregated intrinsic value of options
outstanding at December 31, 2009	$777,670

 (1)         Class “C” shares are converted to Class “A” shares on a 10 to 1 ratio. The Option Price is based on Class A Common shares.

Subsequent to December 31, 2009, two officers of the Company exercised 8,269 and 89,340 options, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

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

Effective as of December 7, 2006, and on each anniversary date thereof during the term of the Director Plan, each outside director shall automatically receive an option to purchase 1,000 shares of Class A Common Stock. In addition, each new outside director who shall first join the Board after the effective date shall be granted an option to purchase 1,000 shares upon the date which such person first becomes an outside director and an annual grant of an option to purchase 1,000 shares on each anniversary date thereof during the term of the Director Plan. The options granted to outside directors shall vest in four equal quarterly installments over a one year period from the date of grant, until such shares are fully vested.  The primary purposes of the Director Plan are to enhance the Company’s ability to attract and retain well-qualified persons for service as directors and to provide incentives to such directors to continue their association with the Company.

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

Activity of the 2006 Plan is summarized as follows:

	Number of
	Class A Shares	Option Price
Outstanding at December 31, 2006	4,200	$5.06
Granted	4,000
Adjustment for the effect of stock dividends	410

Outstanding at December 31, 2007	8,610	$3.57 - $4.82
Granted	34,000
Adjustment for the effect of stock dividends	2,131

Outstanding at December 31, 2008	44,741	$1.34 - $4.59

Granted	24,000
Adjustment for the effect of stock dividends	3,437

Outstanding at December 31, 2009	72,178	$1.28 - $4.37

Exercisable at end of year	46,978	$1.28 - $4.37

Available options for future grant
2006 Stock Incentive Plan	49,373

Weighted average contractual term of options
outstanding at December 31, 2009	8.7 years

Aggregated intrinsic value of options
outstanding at December 31, 2009	$51,907

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

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

15)        Statutory Surplus from Statutory Reserves

Generally, the net assets of the life insurance subsidiaries available for transfer to the Company are limited to the amounts of the life insurance subsidiaries net assets, as determined in accordance with statutory accounting practices, which were $21,359,342  at December 31, 2009, exceed minimum statutory capital requirements; however, payments of such amounts as dividends are subject to approval by regulatory authorities.

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
Years Ended December 31, 2009, 2008, and 2007

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
Years Ended December 31, 2009, 2008, and 2007

16)        Business Segment Information (Continued)

Factors Management Used to Identify the Enterprise’s Reportable Segments

The Company’s reportable segments are business units that offer different products and are managed separately due to the different products and the need to report to the various regulatory jurisdictions.

	2009
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$38,413,329	$11,973,676	$144,860,399	$--	$195,247,404
Net investment income	15,040,367	688,406	5,306,386	--	21,035,159
Realized gains on
investments and other assets	897,312	--	--	--	897,312
Other revenues	778,107	174,357	462,216		1,414,680
Intersegment revenues:
Net investment income	5,040,934	1,092,056	216,110	(6,349,100)	--
Total revenues	60,170,049	13,928,495	150,845,111	(6,349,100)	218,594,555
Expenses:
Death and other policy benefits	20,681,268	--	--	--	20,681,268
Increase in future policy benefits	15,238,380	--	--	--	15,238,380
Amortization of deferred policy and preneed acquisition costs and
value of business acquired	6,756,531	403,957	--	--	7,160,488
Depreciation	628,783	780,253	547,179	--	1,956,215
General, administrative and
other costs:
Intersegment	24,000	65,064	236,487	(325,551)	--
Provision for loan losses	--	--	19,547,162	--	19,547,162
Other	16,110,335	11,539,185	116,687,703	--	144,337,223
Interest expense:
Intersegment	764,554	1,019,828	4,239,167	(6,023,549)	--
Other	400,299	247,954	2,677,908	--	3,326,161
Total benefits and expenses	60,604,150	14,056,241	143,935,606	(6,349,100)	212,246,897
Earnings (losses) before income taxes	$(434,101)	$(127,746)	$6,909,505	$--	$6,347,658

Identifiable assets	$435,412,810	$101,357,826	$39,480,787	$(105,674,525)	$470,576,898

Expenditures for long-lived assets	$134,948	$139,259	$462,003	$--	$736,210

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

16)       Business Segment Information (Continued)

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
Years Ended December 31, 2009, 2008, and 2007

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
Years Ended December 31, 2009, 2008, and 2007

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

18)        Disclosure about Fair Value of Financial Instruments (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

18)        Disclosure about Fair Value of Financial Instruments (Continued)
The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2009.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Investment in securities available for sale	$6,936,137	$6,936,137	$-	$-
Short-term investments	7,144,349	7,144,349	-	-
Restricted assets of cemeteries and mortuaries	1,677,273	1,677,273	-	-
Cemetery perpetual care trust investments	1,104,046	1,104,046	-	-
Derivatives - interest rate lock commitments	1,770,193	-	-	1,770,193
Total assets accounted for at fair value on a recurring basis	$18,631,998	$16,861,805	$-	$1,770,193

Liabilities accounted for at fair value on a recurring basis
Investment type insurance contracts	$(115,763,748)	$-	$-	$(115,763,748)
Derivatives - bank loan interest rate swaps	(101,251)	-	-	(101,251)
- call options	(134,492)			(134,492)
- interest rate lock commitments	(215,481)	-	-	(215,481)
Total liabilities accounted for at fair value on a recurring basis	$(116,214,972)	$-	$-	$(116,214,972)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps	Call Options

Balance - December 31, 2008	$(112,351,916)	$362,231	$(167,483)	$-

Options sold	-	-	-	(613,541)

Total Losses (Gains):

Included in earnings	(3,411,832)	-	-	479,049

Included in other
comprehensive income (loss)	-	1,192,480	66,277	-

Balance - December 31, 2009	$(115,763,748)	$1,554,711	$(101,206)	$(134,492)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

18)        Disclosure about Fair Value of Financial Instruments (Continued)
The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2008.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Investment in securities available for sale	$5,854,237	$5,854,237	$-	$-
Short-term investments	5,282,986	5,282,986	-	-
Restricted assets of cemeteries and mortuaries	1,241,038	1,241,038	-	-
Cemetery perpetual care trust investments	1,840,119	1,840,119	-	-
Derivatives - interest rate lock commitments	2,372,452	-	-	2,372,452
Total assets accounted for at fair value on a recurring basis	$16,590,832	$14,218,380	$-	$2,372,452

Liabilities accounted for at fair value on a recurring basis
Investment type insurance contracts	$(112,351,916)	$-	$-	$(112,351,916)
Derivatives - bank loan interest rate swaps	(167,483)	-	-	(167,483)
- interest rate lock commitments	(2,010,221)	-	-	(2,010,221)
Total liabilities accounted for at fair value on a recurring basis	$(114,529,620)	$-	$-	$(114,529,620)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2007	$(106,939,120)	$627,116	$(26,951)

Total Losses:

Included in earnings	(5,412,796)	-	-

Included in other
comprehensive income	-	(264,885)	(140,532)

Balance - December 31, 2008	$(112,351,916)	$362,231	$(167,483)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

18)        Disclosure about Fair Value of Financial Instruments (Continued)

The items shown under Level 1 are valued as follows:

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

The items shown under Level 3 are valued as follows:

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

Bank loan interest rate swaps. Management considers the interest rate swap instruments to be an effective cash flow hedge against the variable interest rate on bank borrowings since the interest rate swap mirrors the term of the note payable and expires on the maturity date of the bank loan it hedges. The interest rate swaps are a derivative financial instruments carried at its fair value. The fair value of the interest rate swap was derived from a proprietary model of the bank from whom the interest rate swap was purchased and to whom the note is payable.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

19)        Accumulated Other Comprehensive Income

The following summarizes the changes in accumulated other comprehensive income:

	December 31,
	2009	2008	2007

Unrealized gains (losses) on available
for-sale securities	$(275,211)	$(4,125,253)	$245,447
Reclassification adjustment for net realized
gains in net income	660,354	759,870	175,130
Net unrealized gains (losses) before taxes	385,143	(3,365,383)	420,577
Tax (expense) benefit	(39,697)	490,790	(57,046)
Net	345,446	(2,874,593)	363,531
Potential unrealized gains (losses) for
derivative bank loans (interest rate swaps)
before taxes	66,277	(140,577)	(160,021)
Tax (expense) benefit	(22,534)	47,804	54,407
Net	43,743	(92,773)	(105,614)
Potential unrealized gains (losses) for derivative
mortgage loans before taxes	1,192,481	(264,885)	(582,425)
Tax (expense) benefit	(405,444)	90,061	198,024
Net	787,037	(174,824)	(384,401)
Other items:
Company stock held in escrow transferred
to treasury stock	-	1,982,620	-
Other	-	(20,120)	20,120
	-	1,962,500	20,120
Other comprehensive income	$1,139,075	$(1,179,690)	$(106,364)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

19)         Accumulated Other Comprehensive Income (Continued)

The following is the accumulated balances of other comprehensive income as of December 31, 2009:

	Beginning Balance December 31, 2008	Change for the period	Ending Balance December 31, 2009

Unrealized net gains on available-
for-sale securities and trust investments	$288,583	$345,446	$634,029
Unrealized gains on derivative
mortgage loans	239,072	787,037	1,026,109
Unrealized gains ( losses)
on derivative bank
loan interest rate swaps	(110,554)	43,743	(66,811)
Other comprehensive income	$417,101	$1,176,226	$1,593,327

The following is the accumulated balances of other comprehensive income as of December 31, 2008:

	Beginning Balance December 31, 2007	Change for the period	Ending Balance December 31, 2008

Unrealized net gains on available-
for-sale securities and trust investments	$3,163,176	$(2,874,593)	$288,583
Unrealized gains on derivative
mortgage loans	413,896	(174,824)	239,072
Unrealized gains ( losses)
on derivative bank
loan interest rate swaps	(17,781)	(92,773)	(110,554)
Other comprehensive income	3,559,291	(3,142,190)	417,101

Other items:
Acquisitions of company stock
held in escrow	(1,982,620)	1,982,620	--
Other	20,120	(20,120)	--
Total other comprehensive income
and other items	$1,596,791	$(1,179,690)	$417,101

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

19)         Accumulated Other Comprehensive Income (Continued)
The following is the accumulated balances of other comprehensive income as of December 31, 2007:

	Beginning Balance December 31, 2006	Change for the period	Ending Balance December 31, 2007

Unrealized gains on available-
for-sale securities	$2,799,645	$363,531	$3,163,176
Unrealized gains on derivative
mortgage loans	798,297	(384,401)	413,896
Unrealized gains ( losses)
on derivative bank
loan interest rate swaps	87,833	(105,614)	(17,781)
Other comprehensive income	3,685,775	(126,484)	3,559,291

Other items:
Acquisitions of company stock
held in escrow	(1,982,620)	20,120	(1,962,500)
Total other comprehensive income
and other items	$1,703,155	$(106,364)	$1,596,791

During the year ended December 31, 2008, the Company reclassified $1,982,620 of cost on 557,949 shares of Class A common stock held in escrow by the Company’s law firm from accumulated other comprehensive income to treasury stock.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

20)	Derivative Commitments

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

The Company has adopted a strategy of selling “out of the money” call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the market value of the option.  The liability for call options is adjusted to market value at each reporting date. The market value of outstanding call options as of December 31, 2009 was $134,492.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option.  If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

20)	Derivative Commitments (Continued)

The following table shows the fair value of derivatives as of December 31, 2009 and December 31, 2008.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$1,770,193	other assets	$2,372,452	Other liabilities	$215,481	Other liabilities	$2,010,221
Call Options	--	--	--	--	Other liabilities	134,492	Other liabilities	--
Interest rate swaps	--	--	--	--	Bank loans payable	101,206	Bank loans payable	167,483
Total		$1,770,193		$2,372,452		$451,179		$2,177,704

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Gross Amount Gain (Loss) Recognized in OCI
	Years ended December 31,
Derivative - Cash Flow Hedging Relationships:	2009	2008	2007
Interest Rate Lock Commitments	$1,192,481	$(264,885)	$(582,425)
Interest Rate Swaps	66,277	(140,577)	(160,021)
Call Options	(42,999)	-	-
Total	$1,215,759	$(405,462)	$(742,446)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

21)        Quarterly Financial Data (Unaudited)

	2009
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$59,492,097	$58,009,932	$48,654,667	$52,437,859
Benefits and expenses	54,552,194	53,525,563	48,588,181	55,580,959
Earnings before income taxes	4,939,903	4,484,369	66,486	(3,143,100)
Income tax expense	1,706,893	1,393,980	3,437	(530,532)
Net earnings	3,233,010	3,090,389	63,049	(2,612,568)
Net earnings per common share	$0.40	$0.38	$0.01	$(0.33)
Net earnings per common share
assuming dilution	$0.40	$0.38	$0.01	$(0.33)

	2008
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$53,221,500	$60,402,195	$53,083,935	$52,796,220
Benefits and expenses	51,276,565	57,314,947	53,812,100	56,369,727
Earnings before income taxes	1,944,935	3,087,248	(728,165)	(3,573,507)
Income tax expense	569,479	986,615	39,877	(1,440,313)
Net earnings	1,375,456	2,100,633	(768,042)	(2,133,194)
Net earnings per common share	$0.17	$0.26	$(0.09)	$(0.27)
Net earnings per common share
assuming dilution	$0.17	$0.26	$(0.09)	$(0.27)

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$49,046,152	$54,315,888	$51,663,941	$54,722,101
Benefits and expenses	47,988,774	52,956,038	52,801,454	52,878,785
Earnings before income taxes	1,057,378	1,359,850	(1,137,513)	1,843,316
Income tax expense	312,837	328,822	(475,069)	691,045
Net earnings	744,541	1,031,028	(662,444)	1,152,271
Net earnings per common share	$0.09	$0.13	$(0.08)	$0.13
Net earnings per common share
assuming dilution	$0.09	$0.12	$(0.08)	$0.13

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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2009. Based on that assessment the Company believes that, at December 31, 2009, its internal control over financial reporting was effective.

(b)  Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position with the Company
George R. Quist	89	Chairman of the Board and Chief Executive Officer

Scott M. Quist	56	President, Chief Operating Officer and Director

Stephen M. Sill	64	Vice President, Treasurer and Chief Financial Officer

J. Lynn Beckstead, Jr.	56	Vice President Mortgage Operations and Director

Christie Q. Overbaugh	61	Senior Vice President of Internal Operations

Jeffrey R. Stephens	56	General Counsel and Corporate Secretary

Charles L. Crittenden	89	Director

Robert G. Hunter	50	Director

H. Craig Moody	58	Director

Norman G. Wilbur	71	Director

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

The Board of Directors, Board Committees and Meetings

The Company's Bylaws provide that the Board of Directors shall consist of not less than three nor more than eleven members.  The term of office of each director is for a period of one year or until the election and qualification of his successor.  A director is not required to be a resident of the State of Utah but must be a stockholder of the Company.  The Board of Directors held a total of five meetings during the fiscal year ended December 31, 2009.  No directors attended fewer than 75% of all meetings of the Board of Directors during the 2009 fiscal year.

The size of the Board of Directors of the Company for the coming year is seven members.  A majority of the Board of Directors must qualify as "independent" as that term is defined in Rule 4200 of the listing standards of the Nasdaq Stock Market.  The Board of Directors has affirmatively determined that four of the seven members of the Board of Directors, Messrs. Charles L. Crittenden, Robert G. Hunter, M.D., H. Craig Moody and Norman G. Wilbur, are independent under the listing standards of the Nasdaq Stock Market.

There are four committees of the Board of Directors, which meet periodically during the year: the Audit Committee, the Compensation Committee, the Executive Committee, and the Nominating and Corporate Governance Committee.

The Audit Committee directs the auditing activities of the Company's internal auditors and outside public accounting firm and approves the services of the outside public accounting firm.  The Audit Committee consists of Messrs. Charles L. Crittenden, H. Craig Moody and Norman G. Wilbur (Chairman of the committee).  During 2009, the Audit Committee met on three occasions.

The Compensation Committee is responsible for recommending to the Board of Directors for approval the annual compensation of each executive officer of the Company and the executive officers of the Company's subsidiaries, developing policy in the areas of compensation and fringe benefits, contributions under the Employee Stock Ownership Plan, contributions under the 401(k) Retirement Savings Plans, Deferred Compensation Plan, granting of options under the stock option plans, and creating other employee compensation plans.  The Compensation Committee consists of Messrs. Charles L. Crittenden (Chairman of the committee), Robert G. Hunter, M.D., H. Craig Moody and Norman G. Wilbur.  During 2009, the Compensation Committee met on one occasion.

The Executive Committee reviews Company policy, major investment activities and other pertinent transactions of the Company.   The Executive Committee consists of Messrs. George R. Quist, Scott M. Quist, J. Lynn Beckstead, Jr., and H. Craig Moody.  During 2009, the Executive Committee met on one occasion.

The Nominating and Corporate Governance Committee identifies individuals qualified to become board members consistent with criteria approved by the board, recommends to the board the persons to be nominated by the board for election as directors at a meeting of stockholders, and develops and recommends to the board a set of corporate governance principles.  The Nominating and Corporate Governance Committee consists of Messrs. Charles L. Crittenden, Robert G. Hunter, M.D., H. Craig Moody (Chairman of the committee), and Norman G. Wilbur.  The Nominating and Corporate Governance Committee is composed solely of independent directors, as defined in the listing standards of the Nasdaq Stock Market.  During 2009, the Nominating and Corporate Governance Committee met on one occasion.

Director Nominating Process

The process for identifying and evaluating nominees for directors include the following steps: (1) the Nominating and Corporate Governance Committee, Chairman of the Board or other board members identify a need to fill vacancies or add newly created directorships; (2) the Chairman of the Nominating and Corporate Governance Committee initiates a search and seeks input from board members and senior management and, if necessary, obtains advice from legal or other advisors (but does not hire an outside search firm); (3) director candidates, including any candidates properly proposed by stockholders in accordance with the Company's Bylaws, are identified and presented to the Nominating and Corporate Governance Committee; (4) initial interviews with candidates are conducted by the Chairman of the Nominating and Corporate Governance Committee; (5) the Nominating and Corporate Governance Committee meets to consider and approve final candidate(s) and conduct further interviews as necessary; and (6) the Nominating and Corporate Governance Committee makes recommendations to the board for inclusion in the slate of directors at the annual meeting.  The evaluation process will be the same whether the nominee is recommended by a stockholder or by a member of the Board of Directors.

Meetings of Non-Management Directors

The Company's independent directors meet regularly in executive session without management.  The Board of Directors has designated a lead director to preside at executive sessions of independent directors.  Mr. H. Craig Moody is currently the lead director.

Executive Officers

Stephen M. Sill has been Vice President, Treasurer and Chief Financial Officer of the Company since 2002. From 1997 to March 2002, Mr. Sill was Vice President and Controller of the Company. From 1994 to 1997, Mr. Sill was Vice President and Controller of Security National Life Insurance Company. From 1989 to 1993, he was Controller of Flying J. Inc. From 1978 to 1989, Mr. Sill was Senior Vice President and Controller of Surety Life Insurance Company. From 1975 to 1978, he was Vice President and Controller of Sambo’s Restaurant, Inc. From 1974 to 1975, Mr. Sill was Director of Reporting for Northwest Pipeline Corporation. From 1970 to 1974, he was an auditor with Arthur Andersen & Co. Mr. Sill is a past president and former director of the Insurance Accounting and Systems Association, a national association of over 1,300 insurance companies and associate members. In addition Mr. Sill is a certified public accountant and a member of the Utah Association of CPAs and American Institute of CPAs.

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

Jeffrey R. Stephens was appointed General Counsel and Corporate Secretary of the Company in December 2008. Mr. Stephens had served as General Counsel for the Company from November 2006 to December 2008. He was in private practice from 1981 to 2006 in the states of Washington and Utah. Mr. Stephens is a member of the Utah State Bar and the Washington State Bar Association.

The Board of Directors of the Company has a written procedure, which requires disclosure to the board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the Company’s interests.

No director, officer or 5% stockholder of the Company or its subsidiaries or any affiliate thereof has had any transactions with the Company or its subsidiaries during 2009 or 2008.

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

Item 11. Executive Officer Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by the named executive officers comprised of all individuals who served as the Company’s Chief Executive Officer or Chief Financial Officer at any time during 2009, and the Company’s three other most highly compensated executive officers who were serving as executive officers at the end of 2009 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value Non-qualified Deferred Compensation Earnings (2) ($)	All Other Compen-sation (3) ($)	Total ($)
George R. Quist(1)	2009	$252,513	$51,580	--	--	--	$-	$11,252	$315,345
Chairman of the	2008	236,013	50,755	--	--	--	-	10,959	297,727
Board and Chief	2007	219,513	-	--	--	--	24,200	10,760	254,473
Executive Officer

Scott M. Quist(1)	2009	$357,317	$92,650	--	--	--	$-	$32,846	$482,813
President and Chief	2008	332,400	91,350	--	--	--	-	32,791	456,541
Operating Officer	2007	303,900	-	--	--	--	25,300	33,172	362,372

Stephen M. Sill	2009	$138,000	$11,413	--	--	--	$-	$17,035	$166,448
Vice President,	2008	131,969	11,113	--	--	--	-	17,074	160,156
Treasurer and Chief	2007	125,292	6,000	--	--	--	14,179	15,878	161,349
Financial Officer

J. Lynn Beckstead, Jr.	2009	$227,583	$137,221	--	--	--	$-	$21,667	$386,471
Vice President of	2008	217,583	119,741	--	--	--	-	21,528	358,852
Mortgage Operations	2007	207,500	46,888	--	--	--	21,166	21,140	296,694

Jeffrey R. Stephens	2009	$140,708	$8,000	--	--	--	$-	$11,235	$159,943
General Counsel	2008	133,417	8,000	--	--	--	-	11,335	152,752
and Corporate Secretary	2007	120,000	-	--	--	--	-	10,202	130,202

(1)	George R. Quist is the father of Scott M. Quist.
(2)
The amounts indicated under “Change in Pension Value and Non-qualified Deferred Compensation Earnings” consist of amounts contributed by the Company into a trust for the benefit of the Named Executive Officers under the Company’s Deferred Compensation Plan

(3)	The amounts indicated under “All Other Annual Compensation” consist of the following amounts paid by the Company for the benefit of the named executive officers:
a)
payments related to the operation of automobiles were for George R. Quist ($2,400  for each of the years 2009, 2008 and 2007); Scott M. Quist ($7,200 for each of the years 2009, 2008 and 2007); Stephen M. Sill ($5,700 for 2009 and 2008, and $4,275 for 2007); and Jeffrey R. Stephens ($-0- for 2009). However, such payments do not include the furnishing of an automobile by the Company to George R. Quist, Scott M. Quist and J. Lynn Beckstead Jr., nor the payment of insurance and property taxes with respect to the automobiles operated by the such executive officers;

b)
group life insurance premiums paid by the Company to a group life insurance plan for George R. Quist ($125, 154 and $9 for 2009, 2008 and 2007, respectively); Scott M. Quist, Stephen M. Sill, and J. Lynn Beckstead Jr. ($211, $218 and $250 each for 2009, 2008 and 2007, respectively); and Jeffrey R. Stephens ($109, $99 and $42 for 2009, 2008 and 2007, respectively);

c)
life insurance premiums paid by the Company for the benefit of George R. Quist ($4,644 for each of the years 2009, 2008 and 2007); Scott M. Quist ($14,056 for 2009 and 2008, and $14,340 for 2007); Stephen M. Sill ($2,976 for each of the years 2009, 2008 and 2007); J. Lynn Beckstead Jr. ($4,200 for each of the years 2009, 2008 and 2007); and Jeffrey R. Stephens ($-0- for each of the years 2009, 2008 and 2007);

d)
medical insurance premiums paid by the Company to a medical insurance plan; George R. Quist ($3,795 for 2009, $3,491 for 2008, and $3,419 for 2007); Scott M. Quist and J. Lynn Beckstead Jr. ($11,091 each for 2009, $11,047 each for 2008, and $11,094 each for 2007); Stephen M. Sill ($7,860 for 2009, $7,910 for 2008 and $8,089 for 2007); and Jeffrey R. Stephens ($10,838 for 2009, $11,047 for 2008, and $10,199 for 2007);

e)
long term disability insurance paid by the Company to a provider of such insurance; George R. Quist, Scott M. Quist, Stephen M, Sill, J. Lynn Beckstead Jr., and Jeffrey R. Stephens ($288 for each of years 2009, 2008 and 2007);

f)	membership dues paid by the Company to Alpine Country Club for the benefit of J. Lynn Beckstead Jr. ($5,877 for 2009, $5,793 for 2008, and $5,308 for 2007);

SUPPLEMENTAL ALL OTHER COMPENSATION TABLE

The following table sets forth all other compensation provided the Named Executive Officers for fiscal years 2009, 2008 and 2007.

						Registrant
						Contribu-		Dividends
		Perks				tions to		or
		and			Payments/	Defined		Earnings
		Other	Tax	Discounted	Accruals	Contribu-		on Stock
Name of		Personal	Reimburse-	Securities	on Termin-	tion	Insurance	or Option
Executive Officer	Year	Benefits	ments	Purchases	ation Plans	Plans	Premiums	Awards	Other(1)
George R. Quist	2009	$2,400	--	--	--	--	$8,852	--	--
	2008	2,400	--	--	--	--	8,559	--	--
	2007	2,400	--	--	--	--	8,360	--	--

Scott M. Quist	2009	$7,200	--	--	--	--	$25,646	--	--
	2008	7,200	--	--	--	--	25,591	--	--
	2007	7,200	--	--	--	--	25,972	--	--

Stephen M. Sill	2009	$5,700	--	--	--	--	$11,335	--	--
	2008	5,700	--	--	--	--	11,374	--	--
	2007	4,275	--	--	--	--	11,603	--	--

J. Lynn Beckstead Jr.	2009	$5,877	--	--	--	--	$15,790	--	--
	2008	5,793	--	--	--	--	15,735	--	--
	2007	5,308	--	--	--	--	15,832	--	--

Jeffrey R. Stephens	2009	$-	--	--	--	--	$11,235	--	--
	2008	-	--	--	--	--	11,335	--	--
	2007	-	--	--	--	--	10,202	--	--

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information regarding options granted to the named Executive Officers during the fiscal year ended December 31, 2009.

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Awards: Number of Securities Underlying		Exercise or Base Price of Option	Closing Price	Grant Date Fair Value of Stock and Option
Name of Executive Officer	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)		Awards ($/Sh)	on Grant Date ($/Sh)	Awards ($)

George R. Quist	12/4/09	--	--	--	100,000		$3.872	$3.520	$170,000

Scott M. Quist	12/4/09	--	--	--	100,000	(1)	3.872	3.520	170,000

Stephen M. Sill	12/4/09	--	--	--	7,500		3.520	3.520	11,625

J. Lynn Beckstead, Jr.	12/4/09	--	--	--	20,000		3.520	3.520	31,000

Jeffrey R. Stephens	12/4/09	--	--	--	5,000		3.520	3.520	7,750

(1)
This reflects the equivalent of Class A common shares. On December 4, 2009, Mr. Quist was granted stock options to purchase 1,000,000 shares of Class C common stock at an exercise price of $.3872 per share which is equivalent to options to purchase 100,000 shares of Class A common stock at an exercise price of $3.782 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL 2009 YEAR END

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers at December 31, 2009.

	Option Awards							Stock Awards
Name of Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
George R. Quist	03/25/05	85,085	(4)	--		$3.18	03/25/10	03/25/05	--	--	--	--
	03/31/08	52,500	(5)	--		4.03	03/31/13	03/31/08	--	--	--	--
	12/05/08	105,000	(6)	--		1.57	12/05/13	12/05/08	--	--	--	--
	12/04/09	--		100,000	(7)	3.87	12/04/14	12/04/09	100,000	$358,990	--	--

Scott M. Quist	03/21/03	94,030	(2)	--		$4.40	03/21/13	03/21/03	--	--	--	--
	03/25/05	85,086	(4)	--		2.89	03/25/15	03/25/05	--	--	--	--
	03/31/08	52,500	(8)	--		4.03	03/31/13	03/31/08	--	--	--	--
	12/05/08	105,000	(6)(9)	--		1.57	12/05/13	12/05/08	--	--	--	--
	12/04/09	--		100,000	(10)	3.87	12/04/14	12/04/09	100,000	$358,990	--	--

Stephen M. Sill	03/31/08	7,875	(5)	--		$3.67	03/31/18	03/31/08	--	--	--	--
	12/05/08	7,875	(6)	--		1.43	12/05/18	12/05/08	--	--	--	--
	12/04/09	--		7,500	(7)	3.52	12/04/19	12/04/09	7,500	$26,924	--	--

J. Lynn Beckstead Jr.	03/21/03	20,102	(2)	--		$4.40	03/21/13	03/21/03	--	--	--	--
	12/10/04	6,381	(3)	--		2.53	12/10/14	12/10/04	--	--	--	--
	03/25/08	42,543	(4)	--		2.89	03/25/15	03/25/05	--	--	--	--
	12/05/08	8,400	(5)	--		3.67	03/31/18	03/31/08	--	--	--	--
	12/04/09	21,000	(6)	--		1.43	12/05/18	12/05/08	--	--	--	--
		--		20,000	(7)	3.52	12/04/19	12/04/09	20,000	$71,798	--	--

Jeffrey R. Stephens	12/05/08	1,050	(6)	--		$1.43	12/05/18	12/05/08	--	--	--	--
	12/04/09	--		5,000	(7)	3.52	12/04/19	12/04/09	5,000	$17,950	--	--

(1)
Except for option granted George R. Quist and options granted to Scott M. Quist after May 31, 2007, which have a five year term, such grants have ten year terms. The vesting of any unvested shares is subject to the recipient’s continuous employment. This reflects the equivalent of Class A common shares.

(2)	Stock options vest at the rate of 25% of the total number of shares subject to the options on June 30, 2003 and 25% of the total number of shares on the last day of each three month period thereafter.
(3)
Stock options vest at the rate of 25% of the total number of shares subject to the options on March 31, 2005 and 25% of the total number of shares on the last day of each three month period thereafter.

(4)	Stock options vest at the rate of 25% of the total number of shares subject to the options on June 30, 2005 and 25% of the total number of shares on the last day of each three month period thereafter.
(5)	Stock options vest at the rate of 25% of the total number of shares subject to the options on June 30, 2008 and 25% of the total number of shares on the last day of each three month period thereafter.

(6)
Stock options vest at the rate of 25% of the total number of shares subject to the options on March 31, 2009 and 25% of the total number of shares on the last day of each three month period thereafter.

(7)
Stock options vest at the rate of 25% of the total number of shares subject to the options on March 31, 2010 and 25% of the total number of shares on the last day of each three month period thereafter.

(8)
On March 31, 2008, Scott M. Quist was granted stock options to purchase 500,000 shares of Class c common stock at an exercise price of $.424 per share, which is equivalent to options to purchase 50,000 shares of Class A common stock at an exercise price of $4.24 per share.

(9)
On December 5, 2008, Mr. Quist was granted stock options to purchase 610,770 shares of Class C common stock at an exercise price of $.165 per share, which is equivalent to options to purchase 61,077 shares of Class A common stock at an exercise price of $1.65 per share, and to purchase 38,923 shares of Class A common stock at an exercise price of $1.65 per share.

(10)
On December 4, 2009, Mr. Quist was granted stock options to purchase 1,000,000 shares of Class C common stock at an exercise price of $.3872 per share, which is equivalent to options to purchase 100,000 shares of Class A common stock at an exercise price of $3.872 per share.

OPTION AWARDS VESTING SCHEDULE

The following table sets forth the vesting schedule of unexercisable options reported in the “Number of Securities Underlying Unexercised Options – Unexercisable” column of the table above.

Grant Date	Vesting
03/21/03	These options vested on the grant date.
12/10/04	These options vested on the grant date.
03/25/05	These options vested on the grant date.
03/31/08	These options vested 25% per quarter over a one year period after the grant date.
12/05/08	These options vested 25% per quarter over a one year period after the grant date.
12/04/09	These options vest 25% per quarter over a one year period after the grant date.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2009

The following table sets forth all stock options exercised and value received upon exercise, and all stock awards vested and value realized upon vesting, by the Named Executive Officers during the year ended December 31, 2009.

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name of Executive Officer	(#)	($)	(#)	($)
George R. Quist	16,481	$61,804	--	--
Scott M. Quist	--	--	--	--
Stephen M. Sill	--	--	--	--
J. Lynn Beckstead, Jr.	--	--	--	--
Jeffrey R. Stephens	--	--	--	--

PENSION BENEFITS FOR FISCAL 2009

The following table sets forth the present value as of December 31, 2009 of the benefit of the Named Executive Officers under the defined benefit pension plan.

		Number of	Present	Payments
		Years	Value of	During
		Credited	Accumulated	Last Fiscal
		Service	Benefit	Year
Name of Executive Officer	Plan Name	(#)	($)	($)
George R. Quist	None	--	--	--
Scott M. Quist	None	--	--	--
Stephen M. Sill	None	--	--	--
J. Lynn Beckstead, Jr.	None	--	--	--
Jeffrey R.Stephens	None	--	--	--

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

The plan also provides that the Board of Directors may, in its discretion, pay the amounts due under the plan in a single, lump-sum payment. In the event that Mr. Quist dies before the ten annual payments are made, the unpaid balance will continue to be paid to his designated beneficiary. The plan further requires the Company to furnish an automobile for Mr. Quist’s use and to pay all reasonable expenses incurred in connection with its use for a ten year period, and to provide Mr. Quist with a hospitalization policy with similar benefits to those provided to him the day before his retirement or disability. However, in the event Mr. Quist’s employment with the Company is terminated for any reason other than retirement, death, or disability, the entire amount of deferred compensation payments under the plan shall be forfeited by him. The Company accrued $31,300 and $49,000 in fiscal 2009 and 2008, respectively, to cover the present value of anticipated retirement benefits under the employment agreement of $536,900 as of December 31, 2009.

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

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue paying Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company accrued $127,290 and $116,400 in fiscal 2009 and 2008, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $831,170 and $703,900 as of December 31, 2009 and 2008, respectively.

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

In the event of a sale or merger of the Company, and Mr. Beckstead was not retained in his current position, the Company would be obligated to continue paying Mr. Beckstead’s current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62½) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company accrued $52,295 and $46,400 in 2009 and 2008, respectively, to cover the present value of the retirement benefit of the employment agreement, which was $415,595 at December 31, 2009.

Director Compensation

Directors of the Company (but not including directors who are employees) are currently paid a director’s fee of $16,800 per year by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. An additional fee of $750 is paid to each audit committee member for each audit committee meeting attended. Each director is provided with an annual grant of stock options to purchase 1,000 shares of Class A Common Stock, which occurred under the 2000 Director Stock Option Plan for years 2000 to 2005 and under the 2006 Director Stock Option Plan for years 2006 to 2009. During 2009 and 2008 each director was granted an additional 5,000 and 7,500, respectively, stock options to purchase Class A Common Stock.

DIRECTOR COMPENSATION

The following table sets forth the compensation of the Company’s non-employee directors for fiscal 2009.

					Change in
					Pension Value
	Fees				and
	Earned or			Non-Equity	Nonqualified
	Paid In	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
Charles L. Crittenden	$19,050	--	$8,148	--	--	--	$27,198
Robert G. Hunter	16,800	--	8,148	--	--	--	24,948
H. Craig Moody	19,050	--	8,148	--	--	--	27,198
Norman G. Wilbur	19,050	--	8,148	--	--	--	27,198

Employee 401(k) Retirement Savings Plan

In 1995, the Company’s Board of Directors adopted a 401(k) Retirement Savings Plan. Under the terms of the 401(k) plan, effective as of January 1, 1995, the Company made discretionary employer matching contributions to its employees who choose to participate in the plan. The plan allowed the board to determine the amount of the contribution at the end of each year. During the period from January 1, 1995 to December 31, 2007 the Board had adopted a contribution formula specifying that such discretionary employer matching contributions would equal 50% of the participating employee’s contribution to the plan to purchase Company’s stock up to a maximum discretionary employee contribution of 1/2 of 1% of participating employees’ compensation, as defined by the plan.

All persons who have completed at least one year’s service with the Company and satisfy other plan requirements are eligible to participate in the 401(k) plan. All Company matching contributions are invested in the Company’s Class A common stock. The Company’s matching contributions for 2007 was $10,001. Also, the Company may contribute at the discretion of the Company’s Board of Directors an Employer Profit Sharing Contribution to the 401(k) plan. The Employer Profit Sharing Contribution is to be divided among three different classes of participants in the plan based upon the participant’s title in the Company. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. The Company’s contribution to the plan for 2007 was $198,022.

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company will match 100% of up to 3% of an employee’s total annual compensation and 50% of 4% to 5% of an employee’s annual compensation. The match is in shares of the Company’s Class A Common Stock. The Company’s contribution for 2009 and 2008 was $341,360 and $365,925, respectively, under the “Safe Harbor” Plan.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the “Ownership Plan”) for the benefit of career employees of the Company and its subsidiaries. The following is a description of the Ownership Plan, and is qualified in its entirety by the Ownership Plan, a copy of which is available for inspection at the Company’s offices.

Under the Ownership Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the Ownership Plan. Employees become eligible to participate in the Ownership Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,040 hours of service). The Company’s contributions under the Ownership Plan are allocated to eligible employees on the same ratio that each eligible employee’s compensation bears to total compensation for all eligible employees during each year. To date, the Ownership Plan has approximately 376  participants and had $-0- contributions payable to the Plan in 2009. Benefits under the Ownership Plan vest as follows: 20% after the third year of eligible service by an employee, an additional 20% in the fourth, fifth, sixth and seventh years of eligible service by an employee.

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

Deferred Compensation Plan

In 2001, the Company’s Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Deferred Compensation Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company’s contributions for 2009, 2008 and 2007 were $-0-, $-0-, and $133,037, respectively.

NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL 2009

The following table sets forth contributions to the deferred compensation account of the Name Executive Officers in fiscal 2009 and the aggregate balance of deferred compensation of the Name Executive Officers at December 31, 2009.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings in Last	Withdrawals	Balance at Last
	In Last FY	In Last FY	FY	Distributions	FYE
Name	($)	($)	($)	($)	($)

George R. Quist	--	--	--	--	$192,819
Scott M. Quist	--	--	--	--	213,379
Stephen M. Sill	--	--	--	--	67,470
J. Lynn Beckstead, Jr.	--	--	--	--	107,987
Jeffrey R. Stephens	--	--	--	--	-

2003 Stock Option Plan

On July 11, 2003, the Company adopted the Security National Financial Corporation 2003 Stock Incentive Plan (the “2003 Plan”), which reserved 500,000 shares of Class A common stock and 1,000,000 shares of Class C common stock for issuance thereunder. The 2003 Plan was approved by the Board of Directors on May 9, 2003, and by the stockholders at the annual meeting of the stockholders held on July 11, 2003. The 2003 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress. On July 13, 2007, the stockholders approved an amendment to the 2003 Plan to increase the number of shares of Class A and Class C common stock reserved for issuance thereunder to 978,528 shares of Class A common stock and 2,110,775 shares of Class C common stock. On July 10, 2009, the stockholders approved an amendment to the 2003 plan to increase the number of shares of Class A and Class C common stock reserved for issuance thereunder to 1,478,528 shares of Class A common stock and 3,110,775 shares of Class C common stock.

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

The 2003 Plan is to be administered by the Board of Directors or by a committee designated by the board. The terms of options granted or stock awards or sales affected under the 2003 Plan are to be determined by the Board of Directors or its committee. The options shall be either fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the board of the committee may specify. The Plan provides that if the shares of common stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of common stock as a stock dividend on its outstanding common stock, the number of shares of common stock deliverable upon the exercise of options shall be increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price to reflect such subdivision, combination or stock dividend. In addition, the number of shares of common stock reserved for purposes of the plan shall be adjusted by the same proportion. No options may be exercised for a term of more than ten years from the date of grant.

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

Effective as of December 7, 2006, and on each anniversary date thereof during the term of the Director Plan, each outside director shall automatically receive an option to purchase 1,000 shares of Class A common stock. In addition, each new outside director who shall first join the Board after the effective date shall be granted an option to purchase 1,000 shares upon the date which such person first becomes an outside director and an annual grant of an option to purchase 1,000 shares on each anniversary date thereof during the term of the Director Plan. The options granted to outside directors shall vest in four equal quarterly installments over a one year period from the date of grant, until such shares are fully vested. The primary purposes of the Director Plan are to enhance the Company’s ability to attract and retain well-qualified persons for service as directors and to provide incentives to such directors to continue their association with the Company.

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

Based solely on its review of the copies of stock reports received by it with respect to fiscal 2009, or written representations from certain reporting persons, the Company believes that its directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except George R. Quist, Chairman and Chief Executive Officer, through an oversight, filed one late Form 4 report reporting three transactions involving the purchase of shares of Class A common stock.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth security ownership information of the Company’s Class A and Class C common stock as of March 26, 2010, (i) for persons who own beneficially more than 5% of the Company’s outstanding Class A or Class C common stock, (ii) each director of the Company, and (iii) for all executive officers, and directors of the Company as a group.

	Class A Common Stock		Class C Common Stock		Class A and Class C Common Stock

	Amount	Percent	Amount	Percent	Amount	Percent
	Beneficially	of	Beneficially	of	Beneficially	of
Name and Address (1)	Owned	Class	Owned	Class	Owned	Class
George R. and Shirley C. Quist
Family Partnership, Ltd. (2)	614,556	8.1%	4,286,632	50.2%	4,901,188	30.5%
Employee Stock
Ownership Plan (3)	636,375	8.4%	1,982,118	23.2%	2,618,492	16.3%
George R. Quist (4)(5)(7)(8)	671,739	8.9%	598,834	7.0%	1,270,574	7.9%
Scott M. Quist (4)(7)(9)	564,315	7.5%	3,192,522	37.4%	3,756,837	23.4%
Associated Investors (10)	90,362	1.2%	836,746	9.8%	927,108	5.8%
J. Lynn Beckstead, Jr., (6)(12)	268,940	3.6%	-	-	268,940	1.7%
Stephen M. Sill (6)(13)	97,732	1.3%	-	-	97,732	*
Christie Q. Overbaugh (14)	147,598	2.0%	144,080	1.7%	291,678	1.8%
Jeffrey R. Stephens (11)	13,599	*	-	-	13,599	*
Robert G. Hunter, M.D., (4)(15)	20,986	*	-	-	20,986	*
Norman G. Wilbur (16)	18,457	*	-	-	18,457	*
Charles L. Crittenden (17)	20,747	*	-	-	20,747	*
H. Craig Moody (18)	19,681	*	-	-	19,681	*
All directors and executive officers
(10 persons) (4)(5)(6)(7)	2,458,350	29.3%	8,222,069	76.8%	10,680,418	56.0%

* Less than 1%

(1)	Unless otherwise indicated, the address of each listed stockholder is c/o Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.
(2)	This stock is owned by the George R. and Shirley C. Quist Family Partnership, Ltd., of which Scott M. Quist is the managing general partner.
(3)	The trustees of the Employee Stock Ownership Plan (ESOP) are George R. Quist, Scott M. Quist, and Robert G. Hunter who exercise shared voting and investment powers.
(4)
Does not include 636,375 shares of Class A common stock and 1,982,118 shares of Class C common stock owned by the Company’s Employee Stock Ownership Plan (ESOP), of which George R Quist, Scott M. Quist and Robert G. Hunter are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

(5)
Does not include 90,362 shares of Class A common stock and 836,746 shares of Class C common stock owned by Associated Investors, a Utah general partnership, of which George R. Quist is the managing partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(6)
Does not include 763,747 shares of Class A common stock owned by the Company’s 401(k) Retirement Savings Plan, of which Scott M. Quist, J. Lynn Beckstead, and Stephen M. Sill are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(7)
Does not include 424,655 shares of Class A common stock owned by the Company’s Deferred Compensation Plan, of which George R. Quist and Scott M. Quist are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(8)	Includes options to purchase 191,625 shares of Class A common stock granted to George R. Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2010.
(9)
Includes options to purchase 230,750 shares of Class A common stock and 1,487,124 shares of Class C common stock granted to Scott M. Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2010.

(10)	The managing partner of Associated Investors is George R. Quist, who exercises sole voting and investment powers.

(11)	Includes options to purchase 2,486 shares of Class A common stock granted to Jeffrey R. Stephens that are currently exercisable or will become exercisable within 60 days of March 31, 2010.
(12)	Includes options to purchase 108,597 shares of Class A common stock granted to Mr. Beckstead that are currently exercisable or will become exercisable within 60 days of March 31, 2010.
(13)	Includes options to purchase 10,238 shares of Class A common stock grant to Mr. Sill that are currently exercisable or will become exercisable within 60 days of March 31, 2010.
(14)	Includes options to purchase 60,252 shares of Class A common stock granted to Ms. Overbaugh that are currently exercisable or will become exercisable within 60 days of March 31, 2010.
(15)	Includes options to purchase 14,597 shares of Class A common stock granted to Mr. Hunter that are currently exercisable or will become exercisable within 60 days of March 31, 2010.
(16)	Includes options to purchase 14,597 shares of Class A common stock granted to Mr. Wilbur that are currently exercisable or will become exercisable within 60 days of March 31, 2010.
(17)	Includes options to purchase 14,597 shares of Class A common stock granted to Mr. Crittenden that are currently exercisable or will become exercisable within 60 days of March 31, 2010.
(18)	Includes options to purchase 14,597 shares of Class A common stock granted to Mr. Moody that are currently exercisable or will become exercisable within 60 days of March 31, 2010.

The Company’s executive officers and directors, as a group, own beneficially approximately 56.2% of the outstanding shares of the Company’s Class A and Class C common stock.

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

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of the Company’s current  independent auditors, billed to the Company for each of the last two fiscal years and for audit and other services:

Fee Category	2009	2008
Audit Fees (1)	$373,300	$364,000
Audit-Related Fees (2)	53,700	44,700
Tax Fees (3)	80,400	93,100
All Other Fees (4)	24,000	2,800
	$531,400	$504,600

(1)
Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings for the years ended December 31, 2009 and 2008.

(2)
Audit related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees”. These fees include review of registration statements, and audits of the Company’s ESOP and 401(k) Plans.

(3)	Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice, and tax planning.

(4)	All other fees consist of aggregate fees billed for products and services by the independent auditor, other than those disclosed above.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

See “Index to Consolidated Financial Statements” under Item 8 above.

(a)(2) Financial Statement Schedules

II.       Condensed Balance Sheets as of December 31, 2009 and 2008 and Condensed Statement of Earnings and Cash Flows for the years ended 2009, 2008 and 2007

IV.      Reinsurance

V.       Valuation and Qualifying Accounts

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (4)
3.2	Amended Bylaws (6)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
10.2	2003 Stock Option Plan (5)
10.3	2006 Director Stock Option Plan (12)
10.4	Deferred Compensation Agreement with George R. Quist (2)
10.5	Deferred Compensation Plan (3)

10.6	Employment agreement with J. Lynn Beckstead, Jr. (7)
10.7	Employment agreement with Scott M. Quist (8)
10.8	Indemnification Agreement among Security National Life Insurance Company, Capital Reserve Life Insurance Company, and the shareholders of Capital Reserve Life Insurance Company (9)
10.9
Escrow Agreement among Security National Insurance Company, Capital Reserve Life Insurance Company, the shareholders of Capital Reserve Life Insurance Company, and Mackey Price Thompson & Ostler as Escrow Agent (9)

10.10	Reinsurance Agreement between Security National Life Insurance Company and Capital Reserve Life Insurance Company (9)
10.11	Stock Purchase Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, and the shareholders of Southern Security Life Insurance Company (10)
10.12	Reinsurance Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, and the shareholders of Southern Security Life Insurance Company (11)
10.13
Escrow Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, the shareholders of Southern Security Life Insurance Company, and Mackey Price Thompson & Ostler, as escrow agent (12)

10.14	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (13)
10.15	Agreement and Plan of Complete Liquidation of Security National Life Insurance Company of Louisiana into Security National Life Insurance Company (14)
10.16	Assumption Reinsurance Agreement between Security National Life Insurance Company of Louisiana and Security National Life Insurance Company (14)
10.17	Assignment between Security National Life Insurance Company of Louisiana and Security National Life Insurance Company (14)
10.18	Agreement and Plan of Complete Liquidation of Capital Reserve Life Insurance Company into Security National Life Insurance Company (14)
10.19	Assignment between Capital Reserve Life Insurance Company and Security National Life Insurance Company (14)
21	Subsidiaries of the Registrant
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on September 29, 1987
(2)	Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
(3)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
(4)	Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003
(5)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, Filed on
(6)	September 5, 2003, relating to the Company’s Annual Meeting of Shareholders
Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
(7)	Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
(8)	Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
(9)	Incorporated by reference from Report on Form 8-K, as filed on January 14, 2008
(10)	Incorporated by reference from Report on Form 8-K, as filed on August 25, 2008
(11)	Incorporated by reference from Report on Form 8-K/A, as filed on September 17, 2008
(12)	Incorporated by reference from Report on Form 8-K, as filed on January 7, 2009
(13)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2009
(14)	Incorporated by reference from Report on Form 8-K, as filed on January 12, 2010

(b)	Reports on Form 8-K:

Current report on Form 8-K, as filed on January 12, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: March 31, 2010	By:	s/s George R. Quist
George R. Quist
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

s/s George R. Quist	Chairman of the Board and
George R. Quist	Chief Executive Officer
	(Principal Executive Officer)	March 31, 2010

s/s Scott M. Quist	President, Chief Operating
Scott M. Quist	Officer and Director	March 31, 2010

s/s Stephen M. Sill	Vice President, Treasurer
Stephen M. Sill	and Chief Financial Officer
(Principal Financial and
	Accounting Officer)	March 31, 2010

s/s J. Lynn Beckstead, Jr.	Vice President and Director	March 31, 2010
J. Lynn Beckstead, Jr.

s/s Charles L. Crittenden	Director	March 31, 2010
Charles L. Crittenden

s/s H. Craig Moody	Director	March 31, 2010
H. Craig Moody

s/s Norman G. Wilbur	Director	March 31, 2010
Norman G. Wilbur

s/s Robert G. Hunter	Director	March 31, 2010
Robert G. Hunter

Schedule II

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets

	December 31,
	2009	2008
Assets

Cash	$1,712,983	$768,630
Real estate net of accumulated depreciation of $-0- for 2009 and $1,439 for 2008	--	31,599
Investment in subsidiaries (equity method)	73,617,659	68,282,943

Receivables:
Receivable from affiliates	5,548,649	6,694,918
Other	93,597	338,678
Allowance for doubtful accounts	--	--
Total receivables	5,642,246	7,033,596

Property and equipment, at cost,
net of accumulated depreciation
of $1,571,658 for 2009 and
$1,425,822 for 2008	245,449	381,729

Other assets	48,122	53,166

Total assets	$81,266,459	$76,551,663

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets (Continued)

	December 31,
	2009	2008
Liabilities and Stockholders’ Equity Liabilities
Bank loans payable:
Current installments	$1,385,698	$1,361,182
Long-term	1,182,122	2,317,345
Notes and contracts payable:
Current installments	961	95,237
Long-term	--	--
Advances from affiliated companies	9,006,276	8,974,568
Other liabilities and accrued expenses	1,438,175	1,696,934
Income taxes	8,447,785	8,194,118
Total liabilities	21,461,017	22,639,384

Stockholders’ Equity
Class A common stock $2.00 par value;
20,000,000 shares authorized;
issued 8,730,227 shares in 2009
8,284,109 shares in 2008	17,460,454	16,568,218
Class B non-voting common stock-$1.00 par value;
5,000,000 shares authorized; none issued or
outstanding	--	--
Class C convertible common stock, $0.20 par value;
15,000,000 shares authorized; issued 9,214,211
shares in 2009 and 8,912,315 shares in 2008	1,842,842	1,782,463

Additional paid-in capital	19,191,606	17,985,848
Accumulated other comprehensive income	1,593,327	417,101
Retained earnings	23,178,944	21,023,179
Treasury stock at cost- (1,454,974 Class A shares
and -0- Class C shares in 2009; 1,598,568
Class A shares and -0- Class C shares
in 2008, held by affiliated companies)	(3,461,731)	(3,864,530)
Total stockholders’ equity	59,805,442	53,912,279
Total Liabilities and Stockholders’ Equity	$81,266,459	$76,551,663

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Earnings

	Year Ended December 31,
	2009	2008	2007
Revenue
Net investment income	$89,466	$161	$772
Fees from affiliates	867,859	2,543,907	4,098,718
Other Income	81,912	-	-
Net realized gains and losses	5,615	-	-
Total revenue	1,044,852	2,544,068	4,099,490
Benefits and Expenses:
General and administrative expenses	946,476	2,253,673	2,007,974
Interest expense	105,144	149,355	234,743
Expenses to affiliates	-	61,204	131,133
Total benefits and expenses	1,051,620	2,464,232	2,373,850

Earnings before income taxes, and earnings of subsidiaries	(6,768)	79,836	1,725,640
Income tax expense	(253,667)	78,595	(605,099)
Equity in earnings of subsidiaries	4,034,315	416,422	1,144,855

Net earnings	$3,773,880	$574,853	$2,265,396

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Cash Flow

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$3,773,880	$574,853	$2,265,396
Adjustments to reconcile net earningsto net cash provided by operating activities:
Depreciation and amortization	150,009	194,116	268,942
Undistributed earnings of affiliates	(4,034,315)	(1,406,214)	(1,144,855)
Provision for income taxes	253,667	918,044	605,099
Provision for losses on loans & real estate	--	500,000	--
Stock based compensation expense	485,986	378,227	3,000
Benefit plans funded with treasury stock	457,070	204,990	--
Change in assets and liabilities:
Accrued Investment Income from Affiliates	(655)	287,135	(286,480)
Accounts receivable	--	(187,000)	16,586
Other assets	5,699	(14,821)	--
Other liabilities	(340,600)	158,568	265,675
Net cash provided by operating activities	750,741	1,607,898	1,993,363

Cash flows from investing activities:
Purchase of real estate	(186,271)	--	--
Sale of Real Estate	463,695	--	--
Purchase of equipment	(9,554)	(2,685)	(349,215)
Mortgage, policy loans made	(2,506,913)	(715,606)	--
Payments, mortgage loans	2,501,994	30,889	--
Dividend received from subidiary	1,125,000	--	--
Investment in subsidiaries	(1,167,333)	--	--
Net cash (used in) provided by investing activities	220,618	(687,402)	(349,215)

Cash flows from financing activities:
Checks written in excess of cash in bank	--	--	--
Advances from (to) affiliates	1,177,977	(187,341)	78,001
Payments of notes and contracts payable	(1,204,983)	(1,662,223)	(1,515,590)
Proceeds from borrowings on notes and contracts payable	--	1,500,000	631,500
Purchase of treasury stock	--	--	(800,000)
Net cash used in financing activities	(27,006)	(349,564)	(1,606,089)
Net change in cash	944,353	570,932	38,059
Cash at beginning of year	768,630	197,698	159,639
Cash at end of year	$1,712,983	$768,630	$197,698

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

1)       Bank Loans Payable

	December 31,
	2009	2008
Bank prime rate less .28% (2.97% at December 31, 2009),
collateralized by 15,000 shares of
Security National Life Insurance Company
stock, due June 2011.	$1,192,820	$2,003,527

Bank prime rate less .75% (2.50% at December 31, 2009)
revolving line of credit of $7,800,000, accrued interest
paid quarterly, extended to June 2011	1,375,000	1,675,000
Total bank loans	2,567,820	3,678,527

Less current installments	1,385,698	1,361,182
Bank loans, excluding current installments	$1,182,122	$2,317,345

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

2) Notes and Contracts Payable

Notes and contracts are summarized as follows:

	December 31,
	2009	2008
5% note payable to a former owner of C & J Financial
due in monthly installments of $16,737
including principal and interest, paid July 2009	$-	$94,276

Other	961	961
Total notes and contracts	961	95,237
Less current installments	961	95,237
Notes and contracts, excluding current installments	$-0-	$-0-

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the bank’s prime rate minus 0.50% (2.75% at December 31, 2009), secured by the assets of the Company and maturing June 30, 2010. As of December 31, 2009, there were no amounts outstanding under the revolving line-of-credit. As of December 31, 2009, $30,000 of the available amount was reserved for an outstanding letter of credit.

The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

2010	$1,386,659
2011	1,182,122
2012	-
2013	-
2014	-
Thereafter	-
Total	$2,568,781

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

3) Advances from Affiliated Companies

	December 31,
	2009	2008
Non-interest bearing advances from affiliates:
Cemetery and Mortuary
subsidiary	$1,459,841	$1,459,841
Life insurance subsidiaries	7,502,452	7,470,744
Mortgage subsidiary	43,983	43,983
	$9,006,276	$8,974,568

4) Dividends and Capital Contributions

In 2009, 2008 and 2007, SecurityNational Mortgage Company, a wholly owned subsidiary of the Registrant, paid to the registrant cash dividends of $1,125,000, $- 0-, and $-0-, respectively.

In 2009, 2008 and 2007 the Registrant made a capital contribution to Security National Life Insurance Company, a wholly owned subsidiary of the Registrant, in the amount of $1,125,000, $-0-, and $-0-, respectively.

Schedule IV

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Reinsurance

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
2009
Life Insurance in force ($000)	$1,271,014	$93,603	$1,346,932	$2,524,343	53.4%

Premiums:
Life Insurance	$37,410,889	$646,318	$1,418,707	$38,183,278	3.7%
Accident and Health Insurance	231,386	1,335	-	230,051	-
Total premiums	$37,642,275	$647,653	$1,418,707	$38,413,329	3.7%

2008
Life Insurance in force ($000)	$1,303,722	$125,065	$1,150,687	$2,329,344	49.4%

Premiums:
Life Insurance	$35,133,624	$649,964	$1,269,658	$35,753,318	3.6%
Accident and Health Insurance	227,908	162	233	227,979	0.1%
Total premiums	$35,361,532	$650,126	$1,269,891	$35,981,297	3.5%

2007
Life Insurance in force ($000)	$1,243,906	$114,155	$1,190,843	$2,320,594	51.3%

Premiums:
Life Insurance	$30,886,927	$586,877	$1,713,765	$32,013,815	5.4%
Accident and Health Insurance	248,702	189	509	249,022	0.2%
Total premiums	$31,135,629	$587,066	$1,714,274	$32,262,837	5.3%

Schedule V

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Charged to	Disposals	Balance
	Beginning	Costs and	and	at End of
	of Year	Expenses	Write-offs	Year
For the Year Ended December 31, 2009
Accumulated depreciation on real estate	$5,009,571	$1,076,412	$(2,146,711)	$3,939,272

Allowance for losses on mortgage loans
on real estate and construction loans
held for investment.	4,780,467	3,166,043	(1,137,707)	6,808,803

Accumulated depreciation
on property and equipment	17,688,418	1,722,446	(277,281)	19,133,583

Allowance for doubtful accounts
on receivables	1,983,293	1,229,668	(1,029,905)	2,183,056

Allowance for doubtful accounts
on real estate	-	107,000	-	107,000

Allowance for doubtful accounts
on collateral loans	555,146	128,778	(31,426)	652,498

For the Year Ended December 31, 2008
Accumulated depreciation on real estate	$4,340,390	$672,721	$(3,540)	$5,009,571

Allowance for losses on mortgage loans
on real estate and construction loans
held for investment.	1,435,131	4,338,553	(993,217)	4,780,467

Accumulated depreciation
on property and equipment	15,664,046	2,052,019	(27,647)	17,688,418

Allowance for doubtful accounts
on receivables	1,293,185	1,034,202	(344,094)	1,983,293

Allowance for doubtful accounts
on collateral loans	492,089	166,000	(102,943)	555,146

For the Year Ended December 31, 2007
Accumulated depreciation on real estate	$4,024,710	$315,680	$--	$4,340,390

Allowance for losses on mortgage loans
on real estate and construction loans	1,026,576	420,000	(11,445)	1,435,131

Accumulated depreciation
on property and equipment	13,522,715	2,232,928	(91,597)	15,664,046

Allowance for doubtful accounts
on receivables	866,392	653,905	(227,112)	1,293,185

Allowance for doubtful accounts
on collateral loans	435,726	57,070	(707)	492,089

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Year Ended December 31, 2009

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