Form 10-Q
period 2010-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2010-05-14
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2010, or

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
Yes [X] No___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	8,740,727
Title of Class	Number of Shares Outstanding as of
May 11, 2010

Class C Common Stock, $.20 par value	9,211,399
Title of Class	Number of Shares Outstanding as of
May 11, 2010

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
FORM 10-Q

QUARTER ENDED MARCH 31, 2010

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	March 31, 2010	December 31, 2009
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$118,670,908	$115,832,300
Fixed maturity securities, available for sale, at estimated fair value	1,138,242	1,149,523
Equity securities, available for sale, at estimated fair value	6,335,868	5,786,614
Mortgage loans on real estate and construction loans, held for investment net of allowances for losses of $6,806,003 and $6,808,803 for 2010 and 2009, respectively	107,448,010	103,290,076
Real estate held for investment, net of accumulated depreciation and allowances for losses of $4,296,643 and $4,046,272 for 2010 and 2009, respectively	50,855,209	46,901,832
Policy, student and other loans, net of allowances for doubtful accounts	17,590,617	18,145,029
Short-term investments	4,663,950	7,144,319
Accrued investment income	2,248,282	2,072,495
Total investments	308,951,086	300,322,188
Cash and cash equivalents	21,948,270	39,463,803
Mortgage loans sold to investors	52,268,524	39,269,598
Receivables, net	9,603,084	10,873,207
Restricted assets of cemeteries and mortuaries	2,799,083	2,593,413
Cemetery perpetual care trust investments	1,187,297	1,104,046
Receivable from reinsurers	1,108,880	5,776,780
Cemetery land and improvements	11,015,842	10,987,833
Deferred policy and pre-need contract acquisition costs	34,621,910	34,087,951
Property and equipment, net	11,847,822	11,994,284
Value of business acquired	10,031,849	10,252,670
Goodwill	1,075,039	1,075,039
Other	2,947,929	2,776,086

Total Assets	$469,406,615	$470,576,898

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	March 31, 2010	December 31, 2009
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$339,423,929	$336,343,433
Unearned premium reserve	4,905,218	4,780,645
Bank loans payable	12,906,261	8,656,245
Notes and contracts payable	263,330	283,744
Deferred pre-need cemetery and mortuary contract revenues	13,299,299	13,381,662
Cemetery perpetual care obligation	2,797,629	2,756,174
Accounts payable	2,454,275	2,601,149
Other liabilities and accrued expenses	17,966,109	24,623,535
Income taxes	16,186,547	17,344,869
Total liabilities	410,202,597	410,771,456

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 8,740,549 shares in 2010 and 8,730,227 shares in 2009	17,481,098	17,460,454
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 9,213,182 shares in 2010 and 9,214,211 in 2009	1,842,637	1,842,842
Additional paid-in capital	19,356,458	19,191,606
Accumulated other comprehensive income, net of taxes	1,712,046	1,593,327
Retained earnings	22,227,546	23,178,944
Treasury stock at cost - 1,426,246 Class A shares in 2010 and 1,454,974 Class A shares in 2009	(3,415,767)	(3,461,731)

Total stockholders' equity	59,204,018	59,805,442

Total Liabilities and Stockholders' Equity	$469,406,615	$470,576,898

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Insurance premiums and other considerations	$9,922,893	$9,783,718
Net investment income	4,568,195	6,048,002
Net mortuary and cemetery sales	2,901,721	2,970,996
Realized gains (losses) on investments and other assets	364,446	66,046
Mortgage fee income	20,410,834	40,254,194
Other	353,817	369,141
Total revenues	38,521,906	59,492,097

Benefits and expenses:
Death benefits	4,834,822	4,532,225
Surrenders and other policy benefits	586,671	515,005
Increase in future policy benefits	3,907,828	3,781,252
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,433,055	1,985,305
Selling, general and administrative expenses:
Commissions	12,241,258	20,667,813
Salaries	7,277,959	6,885,817
Provision for loan losses and loss reserve	1,020,485	5,320,661
Other	7,749,093	9,157,036
Interest expense	601,367	1,100,127
Cost of goods and services sold-mortuaries and cemeteries	542,282	606,953
Total benefits and expenses	40,194,820	54,552,194

Earning (loss) before income taxes	(1,672,914)	4,939,903
Income tax benefit (expense)	721,681	(1,706,893)

Net earnings (loss)	$(951,233)	$3,233,010

Net earnings (loss) per Class A Equivalent common share (1)	$(0.12)	$0.40

Net earnings (loss) per Class A Equivalent common share-assuming dilution (1)	$(0.11)	$0.40

Weighted-average Class A equivalent common share outstanding (1)	8,216,148	8,073,189

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	8,445,982	8,073,189

(1) Earnings (loss) per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common share basis. Net earnings (loss) per common share represent net earnings (loss) per equivalent Class A common share. Net earnings (loss) per Class C common share is equal to one-tenth (1/10) of such amount.

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net cash provided (used) by operating activities	$(11,435,436)	$1,621,893

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(5,086,897)	(5,146,684)
Calls and maturities - fixed maturity securities	2,342,945	8,985,769
Securities available for sale:
Purchase - equity securities	(2,117,658)	(358,395)
Sales - equity securities	1,927,415	(40,878)
Purchase of short-term investments	(2,520,901)	(7,132,079)
Sales of short-term investments	5,001,270	4,990,964
Sales (Purchase) of restricted assets	(189,932)	1,837,806
Changes in assets for perpetual care trusts	(86,068)	(40,293)
Amount received for perpetual care trusts	41,455	24,570
Mortgage, policy, and other loans made	(9,740,965)	(8,173,806)
Payments received for mortgage, policy and other loans	1,920,767	3,328,002
Purchase of property and equipment	(228,507)	(123,984)
Disposal of property and equipment	(91,000)	-
Purchase of real estate	(1,208,419)	(626,179)
Sale of real estate	1,121,112	542,500
Net cash used in investing activities	(8,915,383)	(1,932,687)

Cash flows from financing activities:
Annuity contract receipts	2,063,131	2,267,572
Annuity contract withdrawals	(3,449,987)	(3,320,898)
Repayment of bank loans on notes and contracts	(677,858)	(428,407)
Proceeds from borrowing on bank loans	4,900,000	2,031,953
Net cash provided by financing activities	2,835,286	550,220

Net change in cash and cash equivalents	(17,515,533)	239,426

Cash and cash equivalents at beginning of period	39,463,803	19,914,110

Cash and cash equivalents at end of period	$21,948,270	$20,153,536

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$4,033,159	$6,277,415

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited)

1)     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K (file number 0-9341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Certain 2009 amounts have been reclassified to bring them into conformity with the 2010 presentation.

2)     Recent Accounting Pronouncements

Consolidation Analysis Considering Investments Held through Separate Accounts: In April 2010, the FASB issued guidance clarifying that an insurer is not required to combine interests in investments held in a qualifying separate account with its interests in the same investments held in the general account when performing a consolidation evaluation.   The guidance is effective for fiscal years and interim periods beginning after December 15, 2010 with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

Stock-Based Compensation: In April 2010, the FASB issued guidance to clarify classification of an employee stock-based payment award when the exercise price is denominated in the currency of a market in which the underlying equity security trades. The guidance is effective for fiscal years and interim periods beginning after December 15, 2010 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

3)     Comprehensive Income

For the three months ended March 31, 2010 and 2009, total comprehensive income (loss) amounted to $(832,514) and $4,562,581, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited)

4)     Stock-Based Compensation

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation expense for options issued of $134,120 and $202,511 has been recognized for these plans for the quarters ended March 31, 2010 and 2009, respectively. Deferred tax credit has been recognized related to the compensation expense for $45,601 and $68,854 for the quarters ended March 31, 2010 and 2009, respectively.

Options to purchase 211,000 shares of the Company’s common stock were granted March 31, 2008. The fair value relating to stock-based compensation is $453,650 and was expensed as options became available to exercise at the rate of 25% at the end of each quarter over the twelve months ended March 31, 2009.

Options to purchase 324,000 shares of the Company’s common stock were granted December 5, 2008. The fair value relating to stock-based compensation is $356,400 and was expensed as options became available to exercise at the rate of 25% at the end of each quarter over twelve months ending December 31, 2009.

Options to purchase 330,500 shares of the Company’s common stock were granted December 4, 2009. The fair value relating to stock-based compensation is $542,275 and will be expensed as options become available to exercise at the rate of 25% at the end of each quarter over the twelve months ending December 31, 2010.

The weighted-average fair value of each option granted during 2008 under the 2003 Plan and 2006 Plan is estimated at $2.15 for the March 31, 2008 options and $1.10 for the December 5, 2008 options as of the grant date using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 63%, risk-free interest of 3.4%, and an expected life of five to ten years.

The weighted-average fair value of each option granted  during 2009 under the 2003 Plan and 2006 Plan is estimated at $1.70 and $1.55 for the December 4, 2009 options as of the grant date using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 72%, risk-free interest of 3.4%, and an unexpected life of five to ten years.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited)

5)     Capital Stock

The Company has two classes of common stock with shares outstanding, Class A and Class C. Class C shares are convertible into Class A shares at any time on a ten to one ratio. The year to date March 31, 2010 decrease in outstanding Class C shares and the corresponding increase in Class A shares was due to conversion of Class C to Class A common stock. The decrease in treasury stock was the result of treasury stock being used to fund the Company’s 401-K and Deferred Compensation plans.

6)     Earnings (Loss) Per Share

The basic and diluted earnings (loss) per share amounts were calculated as follows:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net earnings (loss)	$(951,233)	$3,233,010
Denominator:
Basic weighted-average shares outstanding	8,216,148	8,073,189
Effect of dilutive securities:
Employee stock options	229,834	-
Dilutive potential common shares	229,834	-
Diluted weighted-average shares outstanding	8,445,982	8,073,189

Basic gain (loss) per share	$(0.12)	$0.40

Diluted gain (loss) per share	$(0.11)	$0.40

Earnings (loss) per share amounts have been adjusted for the effect of annual stock dividends. For the three months ended March 31, 2010 and 2009 the antidilutive employee stock option shares were 47,463 and 978,717, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited

7)     Business Segment

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated
For the Three Months Ended March 31, 2010
Revenues from external customers	$14,092,882	$3,304,638	$21,124,386	$-	$38,521,906

Intersegment revenues	1,195,805	369,246	56,685	(1,621,736)	-

Segment profit (loss) before income taxes	147,310	(46,944)	(1,773,280)	-	(1,672,914)

Identifiable Assets	437,402,930	99,592,084	35,457,153	(103,045,552)	469,406,615

For the Three Months Ended March 31, 2009
Revenues from external customers	$13,958,418	$3,181,095	$42,352,584	$-	$59,492,097

Intersegment revenues	1,063,254	82,591	51,786	(1,197,631)	-

Segment profit (loss) before income taxes	(312,200)	245,561	5,006,542	-	4,939,903

Identifiable Assets	423,829,889	79,150,872	34,746,091	(83,765,225)	453,961,627

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited)

8)     Disclosure about Fair Value of Financial Instruments

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited)

8)Disclosure about Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at March 31, 2010.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Investment in securities available for sale	$7,474,110	$7,474,110	$-	$-
Short-term investments	4,663,950	4,663,950	-	-
Restricted assets of cemeteries and mortuaries	1,865,040	1,865,040	-	-
Cemetery perpetual care trust investments	1,187,297	1,187,297	-	-
Derivatives - interest rate lock commitments	1,729,965	-	-	1,729,965
Total assets accounted for at fair value on a recurring basis	$16,920,362	$15,190,397	$-	$1,729,965

Liabilities accounted for at fair value on a recurring basis
Investment type insurance contracts	$(115,605,444)	$-	$-	$(115,605,444)
Derivatives - bank loan interest rate swaps	(108,712)	-	-	(108,712)
- call options	(167,157)	-	-	(167,157)
- interest rate lock commitments	(162,099)	-	-	(162,099)
Total liabilities accounted for at fair value on a recurring basis	$(116,043,412)	$-	$-	$(116,043,412)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps	Call Options

Balance - December 31, 2009	$(115,763,748)	$1,554,711	$(101,251)	$(134,492)

Options sold	-	-	-	(128,647)

Total gains (losses):

Included in earnings	158,304	-	-	95,982

Included in other comprehensive income (loss)	-	13,155	(7,461)	-

Balance - March 31, 2010	$(115,605,444)	$1,567,866	$(108,712)	$(167,157)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited)

8)Disclosure about Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at March 31, 2009.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Investment in securities available for sale	$5,750,758	$5,750,758	$-	$-
Short-term investments	7,424,101	7,424,101	-	-
Restricted assets of cemeteries and mortuaries	1,365,450	1,365,450	-	-
Cemetery perpetual care trust investments	1,818,037	1,818,037	-	-
Derivatives - interest rate lock commitments	3,454,321	-	-	3,454,321
Total assets accounted for at fair value on a recurring basis	$19,812,667	$16,358,346	$-	$3,454,321
Liabilities accounted for at fair value on a recurring basis
Investment-type insurance contracts	$(111,185,553)	$-	$-	$(111,185,553)
Derivatives - bank loan interest rate swaps	(157,021)	-	-	(157,021)
- call options	(160,231)	-	-	(160,231)
- interest rate lock commitment	(329,270)	-	-	(329,270)
Total liabilities accounted for at fair value on a recurring basis	$(111,832,075)	$-	$-	$(111,832,075)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps	Call Options
Balance - December 31, 2008	$(112,351,916)	$362,231	$(167,483)	$-
Options sold	-	-	-	(269,475)
Total gains (losses):
Included in earnings	1,166,363	-	-	109,244
Included in other comprehensive income	-	2,762,820	10,462	-
Balance - March 31, 2009	$(111,185,553)	$3,125,051	$(157,021)	$(160,231)

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
March 31, 2010 (Unaudited)

8)Disclosure about Fair Value of Financial Instruments (Continued)

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

Interest rate lock commitments. As discussed further in Note 11, the Company estimates the fair value of a mortgage loan commitment based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the commitment. The change in fair value of the underlying mortgage loan is measured from the date the mortgage loan commitment is issued.

Bank loan interest rate swaps. The fair value of the interest rate swap was derived from a proprietary model of the bank from whom the interest rate swap was purchased and to whom the note is payable.

9)Other Business Activity

Mortgage Operations

Over fifty percent of revenue and expenses of the Company are through its wholly owned subsidiary, SecurityNational Mortgage. SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows and loan purchase agreements with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through SecurityNational Mortgage. For the three months ended March 31, 2010 and 2009, SecurityNational Mortgage originated and sold 2,361 loans ($426,766,789 total volume), and 4,935 loans ($939,413,356 total volume), respectively.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreement at March 31, 2010 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of March 31, 2010, there were $103,254,431 in mortgage loans in which settlements with third party investors were still pending. Generally when certain mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage is in the process of renewing one of its loan purchase agreements that expired on January 31, 2010 for an additional one year term. SecurityNational Mortgage continues to sell mortgage loans to such warehouse bank while negotiating the renewal of the loan purchase agreement.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited)

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
March 31, 2010 (Unaudited)

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

As of March 31, 2010, the Company’s long term mortgage loan portfolio contained mortgage loans of $18,210,890 in unpaid principal with delinquencies more than 90 days. Of this amount, $11,778,865 in mortgage loans were in foreclosure proceedings. The Company has not received any interest income on the $18,210,890 in mortgage loans with delinquencies more than 90 days. During the three month ended March 31, 2010 and 2009, the Company increased its allowance for mortgage losses by $166,862 and $780,954, respectively which was charged to loan loss expense and included in other selling, general and administrative expenses for the period. The allowance for mortgage loan losses as of March 31, 2010 and December 31, 2009 was $6,806,003 and $6,808,803, respectively.

Also at March 31, 2010, the Company has foreclosed on a total of $48,283,978 in long term mortgage loans, of which $4,033,159 in loans were foreclosed on and reclassified as real estate during 2010. The foreclosed property was shown in real estate. The Company carries the foreclosed property in Security National Life, Memorial Estates and SecurityNational Mortgage, its life, cemeteries and mortuaries and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited)

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

The following is a summary of the allowance for loan losses as a contra-asset account:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Balance, beginning of period	$6,808,803	$4,780,467
Provisions for losses	166,862	780,954
Charge-offs	(169,662)	-
Balance, at March 31	$6,806,003	$5,561,421

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

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The Company accrues a monthly allowance for indemnification losses to investors based on the Company’s historical experience. The amount accrued for the three months ended March 31, 2010 and 2009 was $1,373,354 and $5,384,564, respectively and the charge to expense has been included in other selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses, and, as of March 31, 2010 and March 31, 2009, the balance was $8,991,955 and $5,337,012, respectively.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Balance, beginning of period	$11,662,897	$2,775,452
Provisions for losses	1,373,354	5,384,564
Charge-offs	(4,044,296)	(2,823,004)
Balance, March 31	$8,991,955	$5,337,012

The Company believes the Allowance for Loan Losses and Doubtful Accounts and Loan Loss Reserve represent probable loan losses incurred as of the balance sheet date.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited)

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

The Company has adopted a strategy of selling “out of the money” call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the market value of the option.  The liability for call options is adjusted to market value at each reporting date. The market value of outstanding call options as of March 31, 2010 was $167,157. In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option.  If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited)
11)   Derivative Investments (Continued)

The following table shows the fair value of derivatives as of March 31, 2010 and December 31, 2009.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$1,729,965	other assets	$1,770,193	Other liabilities	$162,099	Other liabilities	$215,481
Call Options	--	--	--	--	Other liabilities	167,157	Other liabilities	134,492
Interest rate swaps	--	--	--	--	Bank loans payable	108,712	Bank loans payable	101,206
Total		$1,729,965		$1,770,193		$437,968		$451,179

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Gross Amount Gain (Loss) Recognized in OCI
	Three Months ended March 31,
Derivative - Cash Flow Hedging Relationships:	2010	2009
Interest Rate Lock Commitments	$13,155	$2,762,820
Interest Rate Swaps	(7,461)	10,462
Total	$5,694	$2,773,282

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited)

12)	Commitments and Contingencies

On December 31, 2008, the Company entered into a Coinsurance Funds Withheld Reinsurance Agreement with Continental American Insurance Company (“Continental American”), a South Carolina domiciled insurance company. This agreement was effective November 30, 2008. Under the terms of the agreement, the Company ceded to Continental American 100% of a block of deferred annuities in the amount of $4,828,487 as of December 31, 2008 and retained the assets and recorded a funds held under coinsurance liability for the same amount. Continental American agreed to pay the Company an initial ceding commission of $60,000 and a quarterly management fee of $16,500 per quarter to administer the policies. The Company will also receive a 90% experience refund for any profits on the business. The Company has the right to recapture the business on January 1 subsequent to December 31, 2008 or any other date if mutually agreed and with 90 days written notice to Continental American. The Company and Continental American terminated this agreement on March 31, 2010.

The Company has entered into commitments to fund new residential construction loans. As of March 31, 2010 the Company’s commitments are $25,936,843 for these loans of which $24,289,487 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% to 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of March 31, 2010). Maturities range between six and twelve months.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreement at March 31, 2010 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of March 31, 2010, there were $103,254,431 in mortgage loans in which settlements with third party investors were still pending. Generally, when certain mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage is in the process of renewing one of its loan purchase agreements that expired on January 31, 2010 for an additional one year term. SecurityNational Mortgage continues to sell mortgage loans to such warehouse bank while negotiating the renewal of the loan purchase agreement.

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
March 31, 2010 (Unaudited)

12)   Commitments and Contingencies (Continued)

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

During 2007 and 2008, SecurityNational Mortgage made $1,730,000 in total payments to Aurora Loan Services pursuant to the Indemnification Agreement. During the year ended December 31, 2009 and the quarter ended March 31, 2010 SecurityNational Mortgage made payments to Aurora Loan Services of $1,174,082 and $500,000, respectively. When SecurityNational Mortgage entered into the Indemnification Agreement, it anticipated using basis point holdbacks from loan production credits toward satisfying the $125,000 monthly obligations. Because Aurora Loan Services discontinued purchasing mortgage loans from SecurityNational Mortgage shortly after the Indemnification Agreement was executed, SecurityNational Mortgage has not had the benefit of using the basis point holdbacks toward payment of the $125,000 monthly obligations.

During 2008 and 2009, funds were paid out of the reserve account to indemnify $2,732,000 in losses from 34 mortgage loans that were among the 54 mortgage loans with alleged breaches which were listed on the attachment to the Indemnification Agreement.  For the three months ended March 31, 2010, an additional $486,113 was paid out of the reserve account on two additional loans. The estimated potential losses from the remaining 18 mortgage loans listed on the attachment, which would require indemnification by SecurityNational Mortgage for such losses, is $2,259,887. During 2008, 2009 and the quarter ended March 31, 2010, the Company recognized losses related to this matter of $1,636,000, $1,032,000, and $486,113 respectively; however, management cannot fully determine the total losses, if any, nor the rights that the Company may have as a result of Lehman Brothers’ and Aurora Loan Services’ refusal to purchase subsequent loans under the Indemnification Agreement. The Company has estimated and accrued $1,020,887 for losses under the Indemnification Agreement as of March 31, 2010.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited)

12)   Commitments and Contingencies (Continued)

On November 24, 2009, a complaint was filed in the United States District Court, Eastern District of Missouri, by CitiMortgage, Inc. against SecurityNational Mortgage Company.  The complaint claimed that at various times since May 3, 2004 SecurityNational Mortgage sold mortgage loans to CitiMortgage that did not meet requirements under certain agreements between CitiMortgage and SecurityNational Mortgage, the complaint specifically addressing nineteen mortgage loans. The requirements in the agreements that CitiMortgage claimed in the complaint were not met by SecurityNational Mortgage are more particularly described in “Item 1. Legal Proceedings” of this Form 10-Q for March 31, 2010.

The complaint further alleged that with respect to the nineteen mortgage loans, SecurityNational Mortgage refused to cure these alleged nonconforming mortgage loans or to repurchase such loans.  Because of SecurityNational Mortgage’s alleged failure to comply with its repurchase obligations in such agreements, the complaint contended that SecurityNational Mortgage owes CitiMortgage in excess of $3,226,000.  The complaint also requested an order requiring SecurityNational Mortgage to perform its obligations under the agreements with CitiMortgage, including to repurchase the defective mortgage loans and indemnify CitiMortgage for its costs and attorneys’ fees in the lawsuit, interest, and such further relief as the court deems just and proper.

SecurityNational Mortgage disputed the claims that CitiMortgage asserted in the complaint.  Prior to filing an answer to the complaint, SecurityNational Mortgage and CitiMortgage engaged in settlement discussions.  As a result of the settlement discussions, a settlement was reached.  The settlement covers the nineteen mortgage loans in the complaint and, in addition, other mortgage loans that CitiMortgage purchased from SecurityNational Mortgage.  On February 15, 2010, SecurityNational Mortgage and CitiMortgage entered into a written Settlement Agreement and Release encompassing the aforesaid settlement. Under the terms of the Settlement Agreement and Release, SecurityNational Mortgage paid a settlement amount to CitiMortgage.  The Company reserved a sufficient amount to cover the settlement payment in its consolidated financial statements at December 31, 2009.

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
March 31, 2010 (Unaudited)

12)   Commitments and Contingencies (Continued)

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
March 31, 2010 (Unaudited)

12)   Commitments and Contingencies (Continued)

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

13)   Subsequent Event

On April 16, 2010, the Company’s life insurance subsidiary, Security National Life, entered into a revolving line of credit with a bank for $15,000,000.  The terms for the line of credit are interest at the LIBOR daily rate plus 2% per annum on amounts drawn and a tiered unused fee between 0% to .25% per annum on the monthly average unfunded balances.  There would not be an unused fee if the average balances drawn are 60% or more.  The line of credit matures on April 15, 2011.  The line of credit is secured by marketable fixed maturity securities.  The amount drawn on the line of credit to the market value of fixed maturity securities cannot exceed 75%.  The main purpose of the line of credit is for additional funding capacity to originate mortgage loans for the Company’s mortgage subsidiary operations of originating and selling loans to third party investors.   Amounts drawn will be paid back once the funds are received from third party investors.

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

Mortgage Operations

Over fifty percent of revenues and expenses of the Company are through its wholly owned subsidiary SecurityNational Mortgage. SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows and loan purchase agreements with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through SecurityNational Mortgage. For the three months ended March 31, 2010 and 2009, SecurityNational Mortgage originated and sold 2,361 loans ($426,767,000 total volume), and 4,935 loans ($939,413,000 total volume), respectively.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreement at March 31, 2010 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of March 31, 2010, there were $103,254,000 in mortgage loans in which settlements with third party investors were still pending. Generally, when  mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage is in the process of renewing one of its loan purchase agreements that expired on January 31, 2010 for an additional one year term. SecurityNational Mortgage continues to sell mortgage loans to such warehouse bank while negotiating the renewal of the loan purchase agreement.

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

As of March 31, 2010, the Company’s long term mortgage loan portfolio contained mortgage loans of $18,211,000 in unpaid principal with delinquencies more than 90 days. Of this amount, $11,779,000 in mortgage loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $18,211,000 in mortgage loans with delinquencies more than 90 days. During the three months ended March 31, 2010 and 2009, the Company has increased its allowance for mortgage losses by $167,000 and $781,000, respectively, which allowance was charged to loan loss expense and included in other selling, general and administrative expenses for the period. The allowance for mortgage loan losses as of March 31, 2010 and December 31, 2009 was $6,806,000 and $6,809,000, respectively.

Also at March 31, 2010, the Company has foreclosed on a total of $48,284,000 in long term mortgage loans, of which $4,033,000 in loans were foreclosed on and reclassified as real estate during the three months ended March 31, 2010. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its life, cemeteries and mortuaries, and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

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

During 2007 and 2008, SecurityNational Mortgage made $1,730,000 in total payments to Aurora Loan Services pursuant to the Indemnification Agreement. During the year ended 2009 and the quarter ended March 31, 2010, SecurityNational Mortgage made payments to Aurora Loan Services of $1,174,000 and $500,000, respectively. When SecurityNational Mortgage entered into the Indemnification Agreement, it anticipated using basis point holdbacks from loan production credits toward satisfying the $125,000 monthly obligations. Because Aurora Loan Services discontinued purchasing mortgage loans from SecurityNational Mortgage shortly after the Indemnification Agreement was executed, SecurityNational Mortgage has not had the benefit of using the basis point holdbacks toward payment of the $125,000 monthly obligations.

During 2008 and 2009, funds were paid out of the reserve account to indemnify $2,732,000 in losses from 34 mortgage loans that were among the 54 mortgage loans with alleged breaches which were listed on the attachment to the Indemnification Agreement. For the three months ended March 31, 2010, an additional $486,000 was paid out of the reserve account on two additional mortgage loans. The estimated potential losses from the remaining 18 mortgage loans listed on the attachment, which would require indemnification by SecurityNational Mortgage for such losses, is $2,260,000. During 2008 and 2009, and the quarter ended March 31, 2010, the Company recognized losses related to this matter of $1,636,000, $1,032,000, and $486,000, respectively; however, management cannot fully determine the total losses, if any, nor the rights that the Company may have as a result of Lehman Brothers’ and Aurora Loan Services’ refusal to purchase subsequent loans under the Indemnification Agreement. The Company has estimated and accrued $1,021,000 for losses under the Indemnification Agreement as of March 31, 2010.

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

On November 24, 2009, a complaint was filed in the United States District Court, Eastern District of Missouri, by CitiMortgage, Inc. against SecurityNational Mortgage Company.  The complaint claimed that at various times since May 3, 2004 SecurityNational Mortgage sold mortgage loans to CitiMortgage that did not meet requirements under certain agreements between CitiMortgage and SecurityNational Mortgage, the complaint specifically addressing nineteen mortgage loans. The requirements in the agreements that CitiMortgage claimed in the complaint were not met by SecurityNational Mortgage are more particularly described in “Item 1. Legal Proceedings” of this Form 10-Q.

The complaint further alleged that with respect to the nineteen mortgage loans, SecurityNational Mortgage refused to cure these alleged nonconforming mortgage loans or to repurchase such loans.  Because of SecurityNational Mortgage’s alleged failure to comply with its repurchase obligations in such agreements, the complaint contended that SecurityNational Mortgage owes CitiMortgage in excess of $3,226,000.  The complaint also requested an order requiring SecurityNational Mortgage to perform its obligations under the agreements with CitiMortgage, including to repurchase the defective mortgage loans and indemnify CitiMortgage for its costs and attorneys’ fees in the lawsuit, interest, and such further relief as the court deems just and proper.

SecurityNational Mortgage disputed the claims that CitiMortgage asserted in the complaint.  Prior to filing an answer to the complaint, SecurityNational Mortgage and CitiMortgage engaged in settlement discussions.  As a result of the settlement discussions, a settlement was reached.  The settlement covers the nineteen mortgage loans in the complaint and, in addition, other mortgage loans that CitiMortgage purchased from SecurityNational Mortgage.  On February 15, 2010, SecurityNational Mortgage and CitiMortgage entered into a written Settlement Agreement and Release encompassing the aforesaid settlement. Under the terms of the Settlement Agreement and Release, SecurityNational Mortgage paid a settlement amount to CitiMortgage.  The Company reserved a sufficient amount to cover the settlement payment in its consolidated financial statements at December 31, 2009.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Total revenues decreased by $20,970,000, or 35.2%, to $38,522,000 for the three months ended March 31, 2010, from $59,492,000 for the three months ended March 31, 2009. Contributing to this decrease in total revenues was a $19,843,000 decrease in mortgage fee income, a $1,480,000 decrease in investment income, a $69,000 decrease in net mortuary and cemetery sales, and a $15,000 decrease in other revenues. This decrease in total revenues was partially offset by a $139,000 increase in insurance premiums and other considerations, and a $298,000 increase in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $139,000, or 1.4%, to $9,923,000 for the three months ended March 31, 2010, from $9,784,000 for the comparable period in 2009. This increase was primarily the result of additional premiums realized from new insurance sales.

Net investment income decreased by $1,480,000, or 24.5%, to $4,568,000 for the three months ended March 31, 2010, from $6,048,000 for the comparable period in 2009. This decrease was primarily attributable to reduced interest income resulting from a reduced number of mortgage loans originated by SecurityNational Mortgage Company.

Net mortuary and cemetery sales decreased by $69,000, or 2.3%, to $2,902,000 for the three months ended March 31, 2010, from $2,971,000 for the comparable period in 2009. This decrease was due to a decline in at-need mortuary sales.

Realized gains on investments and other assets increased by $298,000 to $364,000 in realized gains for the three months ended March 31, 2010, from $66,000 in realized gains for the comparable period in 2009. This increase in realized gains on investments was due to gains from the sale of equity and fixed maturity securities.

Mortgage fee income decreased by $19,843,000, or 49.3%, to $20,411,000 for the three months ended March 31, 2010, from $40,254,000 for the comparable period in 2009. This decrease was primarily attributable to an decrease in the number of mortgage loans originated.

Other revenues decreased by $15,000, or 4.1%, to $354,000 for the three months ended March 31, 2010 from $369,000 for the comparable period in 2009. This increase was due to additional miscellaneous income throughout the Company's operations.

Total benefits and expenses were $40,195,000, or 104.3% of total revenues, for the three months ended March 31, 2010, as compared to $54,552,000, or 91.7% of total revenues, for the comparable period in 2009. This decrease resulted primarily from a reduced number of mortgage loans originated by SecurityNational Mortgage Company.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $501,000, or 5.7%, to $9,329,000 for the three months ended March 31, 2010, from $8,828,000 for the comparable period in 2009. This increase was primarily the result of increased death benefits, future policy benefits and surrenders, and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $552,000, or 27.8%, to $1,433,000 for the three months ended March 31, 2010, from $1,985,000 for the comparable period in 2009. This decrease was due to an increase in new business and a lower interest rate credited on the fund values of universal life policies.

Selling, general and administrative expenses decreased by $13,742,000, or 32.7%, to $28,289,000 for the three months ended March 31, 2010, from $42,031,000 for the comparable period in 2009. Salaries increased by $392,000 from $6,886,000 in 2009 to $7,278,000 in 2010, primarily due to merit increases in salaries of existing employees. Other expenses decreased by $1,408,000 from $9,157,000 in 2009 to $7,749,000 in 2010 due to decreased investor fees, processing fees, and loan costs. Provision for loan losses decreased by $4,300,000 from $5,321,000 in 2009 to $1,021,000 in 2010 due primarily to decreased loan loss reserve and loan allowance balances at SecurityNational Mortgage Company. Commission expenses decreased by $8,427,000, from $20,668,000 in the first quarter of 2009 to $12,241,000 in the first quarter of 2010, due to a reduction in mortgage loan origination costs made by SecurityNational Mortgage, a decrease in sales at the cemetery operations, offset by an increase in life insurance renewal commissions during the first quarter of 2010.

Interest expense decreased by $499,000, or 45.3%, to $601,000 for the three months ended March 31, 2010, from $1,100,000 for the comparable period in 2009. This reduction was primarily due to decreased borrowing from warehouse lines as a result of a reduction in mortgage loans originated.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $65,000, or 10.7%, to $542,000 for the three months ended March 31, 2010, from $607,000 for the comparable period in 2009. This decrease was primarily due to a reduction in at-need mortuary sales.

For the three months ended March 31, 2010 and 2009, total comprehensive income (loss) amounted to $(833,000) and $4,563,000, respectively. This decrease of $5,396,000 was primarily the result of a $1,826,000 decrease in derivative losses related to mortgage loans, and a decrease in net income of $4,184,000, which was partially offset by a $605,000 increase in unrealized gains in securities available for sale.

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

During the three months ended March 31, 2010, the Company's operations used cash of $11,435,000. This was due primarily to a $12,999,000 increase in the first quarter of 2010 in the balance of mortgage loans sold to investors. During the three months ended March 31, 2009, the Company’s operations provided cash of $1,293,000. This was due primarily to a $13,240,000 decrease in 2009 in the balance of Mortgage loans sold to investors. During the twelve months ended December 31, 2009, the Company’s operations provided cash of $17,172,000. This was due primarily to a $19,354,000 increase in 2009 in the balance of mortgage loans sold to investors, which was attributed to a transfer of loans totaling $5,028,000 to long-term mortgages in 2009.

The Company’s liability for future life, annuity and other benefits is expected to be paid out over the long-term due to the Company’s market niche of selling funeral plans. Funeral plans are small face value life insurance that will pay the costs and expenses incurred at the time of a person’s death. A person generally will keep these policies in force and will not surrender them prior to a person’s death. Because of the long-term nature of these liabilities the Company is able to hold to maturity its bonds, real estate and mortgage loans thus reducing the risk of liquidating these long-term investments as a result of any sudden changes in market values.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $119,809,000 as of March 31, 2010 compared to $116,982,000 as of December 31, 2009. This represents 38.9% and 39.1% of the total investments as of March 31, 2010, and December 31, 2009, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2010, 5.6% (or $6,666,000) and at December 31, 2009, 6.9% (or $7,930,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at March 31, 2010.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Investment in securities available for sale	$7,474,110	$7,474,110	$-	$-
Short-term investments	4,663,950	4,663,950	-	-
Restricted assets of cemeteries and mortuaries	1,865,040	1,865,040	-	-
Cemetery perpetual care trust investments	1,187,297	1,187,297	-	-
Derivatives - interest rate lock commitments	1,729,965	-	-	1,729,965
Total assets accounted for at fair value on a recurring basis	$16,920,362	$15,190,397	$-	$1,729,965

Liabilities accounted for at fair value on a recurring basis
Investment type insurance contracts	$(115,605,444)	$-	$-	$(115,605,444)
Derivatives - bank loan interest rate swaps	(108,712)	-	-	(108,712)
- call options	(167,157)	-	-	(167,157)
- interest rate lock commitments	(162,099)	-	-	(162,099)
Total liabilities accounted for at fair value on a recurring basis	$(116,043,412)	$-	$-	$(116,043,412)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps	Call Options

Balance - December 31, 2009	$(115,763,748)	$1,554,711	$(101,251)	$(134,492)

Options sold	-	-	-	(128,647)

Total gains (losses):

Included in earnings	158,304	-	-	95,982

Included in other comprehensive income (loss)	-	13,155	(7,461)	-

Balance - March 31, 2010	$(115,605,444)	$1,567,866	$(108,712)	$(167,157)

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

Interest rate lock commitments. As discussed further in Note 11, the Company estimates the fair value of a mortgage loan commitment based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the commitment. The change in fair value of the underlying mortgage loan is measured from the date the mortgage loan commitment is issued.

Bank loan interest rate swaps. The fair value of the interest rate swap was derived from a proprietary hedges. The interest rate swaps are derivative financial instruments carried at their fair value.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2010, and December 31, 2009, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank debt and notes payable were $72,374,000 as of March 31, 2010, as compared to $68,745,000 as of December 31, 2009. Stockholders’ equity as a percent of total capitalization was 81.8% and 87.0% as of March 31, 2010 and December 31, 2009, respectively. Bank debt and notes payable increased $4,230,000 for the three months ended March 31, 2010 when compared to December 31, 2009, thus decreasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2009 was 8.4% as compared to a rate of 9.0% for 2008. The 2010 lapse rate to date has been approximately the same as 2009.

At March 31, 2010, $21,089,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the annual report on Form 10-K filed for the year ended December 31, 2009.

Item 4. Controls and Procedures.

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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2010. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of March 31, 2010. Based on that assessment the Company believes that, at March 31, 2010, its internal control over financial reporting was effective.

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

CitiMortgage Litigation and Settlement

On November 24, 2009, a complaint was filed in the United States District Court, Eastern District of Missouri, by CitiMortgage, Inc. against SecurityNational Mortgage Company.  The complaint claimed that at various times since May 3, 2004 SecurityNational Mortgage sold mortgage loans to CitiMortgage that did not meet requirements under certain agreements between CitiMortgage and SecurityNational Mortgage, the complaint specifically addressing nineteen mortgage loans.  The requirements that SecurityNational Mortgage did not meet, according to the allegations in the complaint, include delivering mortgage loans (i) that were underwritten or originated based upon materially inaccurate information or on material misrepresentations made by the borrower or by SecurityNational Mortgage or its officers, employees or agents; (ii) for which CitiMortgage discovered discrepancies concerning property ownership, income representations, prior undisclosed mortgage or other debts, and occupancy; (iii) for which applicable requirements or guidelines of CitiMortgage, SecurityNational Mortgage, the loan originator, Fannie Mae, Freddie Mac, FHA, VA and/or HUD were not followed; (iv) that were subject to early payment defaults; and/or (v) that have turned out to be otherwise defective or not in compliance with certain agreements between CitiMortgage and SecurityNational Mortgage.

The complaint further alleged that with respect to the nineteen mortgage loans, SecurityNational Mortgage refused to cure these alleged nonconforming mortgage loans or to repurchase such loans.  Because of SecurityNational Mortgage’s alleged failure to comply with its repurchase obligations in such agreements, the complaint contended that SecurityNational Mortgage owes CitiMortgage in excess of $3,226,000.  The complaint also requested an order requiring SecurityNational Mortgage to perform its obligations under the agreements with CitiMortgage, including to repurchase the defective mortgage loans and indemnify CitiMortgage for its costs and attorneys’ fees in the lawsuit, interest, and such further relief as the court deems just and proper.

SecurityNational Mortgage disputed the claims that CitiMortgage asserted in the complaint.  Prior to filing an answer to the complaint, SecurityNational Mortgage and CitiMortgage engaged in settlement discussions.  As a result of the settlement discussions, a settlement was reached.  The settlement covers the nineteen mortgage loans in the complaint and, in addition, other mortgage loans that CitiMortgage purchased from SecurityNational Mortgage. On February 15, 2010, SecurityNational Mortgage and CitiMortgage entered into a written Settlement Agreement and Release encompassing the aforesaid settlement.  Under the terms of the Settlement Agreement and Release, SecurityNational Mortgage paid a settlement amount to CitiMortgage.  The Company reserved a sufficient amount to cover the settlement payment in its consolidated financial statements at December 31, 2009.

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

Item 1A. Risk Factors.

The following is a description of the most significant risk facing the Company and how the Company mitigates this risk.

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

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The Company accrues a monthly allowance for indemnification losses to investors based on the Company’s historical experience. The amount accrued for the three months ended March 31, 2010 and 2009 was $1,373,000 and $5,385,000, respectively, and the charge to expense has been included in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses, and, as of March 31, 2010 and 2009 the balance was $8,992,000 and $5,337,000, respectively.

The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of the balance sheet date.

As of March 31, 2010, the Company’s long term mortgage loan portfolio contained mortgage loans of $18,211,000 in unpaid principal with delinquencies more than 90 days. Of this amount $11,799,000 in mortgage loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $18,211,000 in mortgage loans with delinquencies more than 90 days. During the three months ended March 31, 2010 and 2009, the Company has increased its allowance for mortgage loan losses by $167,000 and $781,000, respectively, which allowance was charged to loan loss expense and is included in other selling, general and administrative expenses for the period. The allowance for mortgage loan losses as of March 31, 2010 and December 31, 2009 was $6,806,000 and $6,809,000, respectively.

Also, at March 31, 2010, the Company had foreclosed on a total of $48,284,000 in long term mortgage loans, of which $4,033,000 in loans were foreclosed on and reclassified as real estate during the three months ended March 31, 2010. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its life, cemeteries and mortuaries, and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

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

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreement at March 31, 2010 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of March 31, 2010, there were $103,254,000 in mortgage loans in which settlements with third party investors were still pending. Generally, when  mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage is in the process of renewing one of its loan purchase agreements that expired on January 31, 2010 for an additional one year term. SecurityNational Mortgage continues to sell mortgage loans to such warehouse bank while negotiating the renewal of the loan purchase agreement.

The following is a description of the most significant additional risks facing the Company and how the Company mitigates those risks:

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

On April 16, 2010, the Company’s life insurance subsidiary, Security National Life, entered into a revolving line of credit agreement with Key Bank National Association, which provides for maximum revolving credit of $15,000,000. The terms for the line of credit are interest at the LIBOR daily rate plus 2% per annum on amounts drawn and a tiered unused fee between 0% to .25% per annum on the monthly average unfunded balances. There will not be an unused fee if the average balances drawn are 60% or more of the maximum revolving credit. The maturity date of the line of credit is April 15, 2011. The line of credit is secured by marketable fixed maturity securities. The amount drawn on the line of credit to the market value of fixed maturity securities cannot exceed 75%. The primary purpose of the line of credit is for additional funding capacity in order for SecurityNational Mortgage to originate and sell mortgage loans to third party investors. Amounts drawn on the line of credit will be repaid once the funds are received from third party investors.

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

Current report on Form 8-K, as filed on January 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: May 14, 2010	/s/ George R. Quist
George R. Quist
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2010	/s/ Stephen M. Sill
Stephen M. Sill
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)