Form 10-Q
period 2010-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2010-08-16
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2010, or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

Commission file number: 000-09341

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
Yes [X]  No___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	8,741,852
Title of Class	Number of Shares Outstanding as of
August 11, 2010

Class C Common Stock, $.20 par value	9,200,145
Title of Class	Number of Shares Outstanding as of
August 11, 2010

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer ___   Smaller reporting company ___
(Do not check if a smaller reporting company).

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page No.

	Condensed Consolidated Balance Sheets as of June 30, 2010
	and December 31, 2009 (unaudited)	3-4

	Condensed Consolidated Statements of Earnings for the
	Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the
	Six months Ended June 30, 2010 and 2009 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	45

PART II - OTHER INFORMATION

	Other Information	46

	Signature Page	54

	Certifications	55

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	June 30, 2010	December 31, 2009
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$116,871,210	$115,832,300
Fixed maturity securities, available for sale, at estimated fair value	129,735	1,149,523
Equity securities, available for sale, at estimated fair value	6,186,539	5,786,614
Mortgage loans on real estate and construction loans, held for investment net of allowances for losses of $6,795,390 and $6,808,803 for 2010 and 2009, respectively	108,367,630	103,290,076
Real estate held for investment, net of accumulated depreciation and allowances for losses of $4,413,826 and $4,046,272 for 2010 and 2009, respectively	53,216,157	46,901,832
Policy, student and other loans, net of allowances for doubtful accounts	16,261,155	18,145,029
Short-term investments	1,380,639	7,144,319
Accrued investment income	2,133,727	2,072,495
Total investments	304,546,792	300,322,188
Cash and cash equivalents	14,581,093	39,463,803
Mortgage loans sold to investors	70,762,022	39,269,598
Receivables, net	12,337,399	10,873,207
Restricted assets of cemeteries and mortuaries	2,886,586	2,593,413
Cemetery perpetual care trust investments	1,214,022	1,104,046
Receivable from reinsurers	4,761,808	5,776,780
Cemetery land and improvements	11,107,748	10,987,833
Deferred policy and pre-need contract acquisition costs	35,154,574	34,087,951
Property and equipment, net	11,557,915	11,994,284
Value of business acquired	9,497,505	10,252,670
Goodwill - cemetery and mortuary operations	1,075,039	1,075,039
Other	3,424,517	2,776,086

Total Assets	$482,907,020	$470,576,898

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	June 30, 2010	December 31, 2009
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$341,582,145	$336,343,433
Unearned premium reserve	5,023,235	4,780,645
Bank loans payable	24,412,603	8,656,245
Notes and contracts payable	242,494	283,744
Deferred pre-need cemetery and mortuary contract revenues	13,341,217	13,381,662
Cemetery perpetual care obligation	2,828,344	2,756,174
Accounts payable	2,722,359	2,601,149
Other liabilities and accrued expenses	18,161,997	24,623,535
Income taxes	15,491,381	17,344,869
Total liabilities	423,805,775	410,771,456

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 8,741,852 shares in 2010 and 8,730,227 shares in 2009	17,483,704	17,460,454
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 9,200,145 shares in 2010 and 9,214,211 in 2009	1,840,029	1,842,842
Additional paid-in capital	19,530,247	19,191,606
Accumulated other comprehensive income, net of taxes	959,372	1,593,327
Retained earnings	22,646,965	23,178,944
Treasury stock at cost - 1,391,028 Class A shares in 2010 and 1,454,974 Class A shares in 2009	(3,359,072)	(3,461,731)

Total stockholders' equity	59,101,245	59,805,442

Total Liabilities and Stockholders' Equity	$482,907,020	$470,576,898

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Insurance premiums and other considerations	$9,730,491	$9,309,971	$19,653,384	$19,093,689
Net investment income	5,187,586	5,255,832	9,755,781	11,303,834
Net mortuary and cemetery sales	3,121,440	3,402,250	6,023,161	6,373,246
Realized gains (losses) on investments and other assets	289,471	226,723	653,917	292,769
Mortgage fee income	24,335,286	39,545,590	44,746,120	79,799,784
Other	760,484	269,566	1,114,301	638,707
Total revenues	43,424,758	58,009,932	81,946,664	117,502,029

Benefits and expenses:
Death benefits	5,029,515	4,876,923	9,864,337	9,409,148
Surrenders and other policy benefits	55,960	360,905	642,631	875,910
Increase in future policy benefits	4,181,521	3,240,931	8,089,349	7,022,183
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,282,570	1,694,015	2,715,625	3,679,320
Selling, general and administrative expenses:
Commissions	15,770,484	20,778,365	28,011,742	41,446,178
Salaries	6,767,622	6,740,660	14,045,581	13,626,477
Provision for loan losses and loss reserve	1,080,029	5,113,961	2,100,514	10,434,622
Other	7,904,072	9,435,288	15,653,165	18,592,324
Interest expense	708,839	662,867	1,310,206	1,762,994
Cost of goods and services sold-mortuaries and cemeteries	559,365	621,648	1,101,647	1,228,601
Total benefits and expenses	43,339,977	53,525,563	83,534,797	108,077,757

Earning (loss) before income taxes	84,781	4,484,369	(1,588,133)	9,424,272
Income tax benefit (expense)	334,638	(1,393,980)	1,056,319	(3,100,873)

Net earnings (loss)	$419,419	$3,090,389	$(531,814)	$6,323,399

Net earnings (loss) per Class A Equivalent common share (1)	$0.05	$0.38	$(0.06)	$0.78

Net earnings (loss) per Class A Equivalent common share-assuming dilution (1)	$0.05	$0.38	$(0.06)	$0.78

Weighted-average Class A equivalent common share outstanding (1)	8,259,101	8,156,440	8,243,493	8,126,421

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	8,260,143	8,156,440	8,316,626	8,126,421

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net cash provided (used) by operating activities	$(31,583,120)	$22,303,452

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(6,794,598)	(6,081,944)
Calls and maturities - fixed maturity securities	6,824,714	15,414,024
Securities available for sale:
Purchase - equity securities	(4,037,803)	(1,400,080)
Sales - equity securities	3,072,203	826,586
Purchase of short-term investments	(4,887,121)	(14,296,660)
Sales of short-term investments	10,650,801	13,353,755
Sales (Purchase) of restricted assets	(300,431)	1,639,358
Changes in assets for perpetual care trusts	(156,540)	(115,980)
Amount received for perpetual care trusts	72,170	67,550
Mortgage, policy, and other loans made	(17,587,449)	(12,141,761)
Payments received for mortgage, policy and other loans	6,911,408	8,200,013
Purchase of property and equipment	(414,902)	(365,552)
Disposal of property and equipment	-	845
Purchase of real estate	(1,701,585)	(3,178,555)
Sale of real estate	2,206,112	2,620,953
Net cash provided (used) by investing activities	(6,143,021)	4,542,552

Cash flows from financing activities:
Annuity contract receipts	4,287,856	4,565,274
Annuity contract withdrawals	(7,128,354)	(7,130,158)
Repayment of bank loans on notes and contracts	(1,066,071)	(896,367)
Proceeds from borrowing on bank loans	16,750,000	2,031,952
Net cash provided (used) by financing activities	12,843,431	(1,429,299)

Net change in cash and cash equivalents	(24,882,710)	25,416,705

Cash and cash equivalents at beginning of period	39,463,803	19,914,110

Cash and cash equivalents at end of period	$14,581,093	$45,330,815

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$7,410,770	$16,616,672

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

1)       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K (file number 0-9341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

2)      Recent Accounting Pronouncements

Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses: In July 2010, the FASB issued accounting guidance requiring that entities provide additional disclosure about the credit quality of its financing receivables and the related allowance for credit losses. Entities are required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

3)      Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of June 30, 2010 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010:
Fixed maturity securities held to maturity carried at amortized cost:

Bonds:

U.S. Treasury securities and obligations of U.S Government agencies	$8,907,869	$776,643	$(1,469)	$9,683,043

Obligations of states and political subdivisions	1,891,377	131,548	(18,027)	2,004,898

Corporate securities including public utilities	97,249,699	6,742,153	(1,243,872)	102,747,980

Mortgage-backed securities	7,242,312	290,156	(557,453)	6,975,015

Redeemable preferred stock	1,579,953	19,230	(70,631)	1,528,552

Total fixed maturity securities held to maturity	$116,871,210	$7,959,730	$(1,891,452)	$122,939,488

Securities available for sale carried at estimated fair value:

Fixed maturity securities available for sale:

U.S. Treasury securities and obligations of U.S. Government agencies	$98,320	$31,415	$-	$129,735

Total fixed maturity securities available for sale	$98,320	$31,415	$-	$129,735

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

3)      Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010:
Equity securities available for sale at estimated fair value:

Non-redeemable preferred stock	$20,281	$-	$(4,927)	$15,354

Common stock:

Industrial, miscellaneous and all other	6,754,171	345,247	(928,233)	6,171,185

Total equity securities available for sale at estimated fair value	$6,774,452	$345,247	$(933,160)	$6,186,539

Total securities available for sale carried at estimated fair value	$6,872,772	$376,662	$(933,160)	$6,316,274

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$56,832,153
Residential construction	21,722,877
Commercial	36,607,990
Less: Allowance for loan losses	(6,795,390)
Total mortgage loans on real estate and construction loans held for investment	$108,367,630

Real estate at cost – net of depreciation and allowance	$53,216,157

Policy, student and other loans at amortized cost - net of allowance for doubtful accounts	$16,261,155

Short-term investments at amortized cost	$1,380,639

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

3)           Investments (Continued)

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2009 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009:
Fixed maturity securities held to maturitycarried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.SGovernment agencies	$9,477,032	$430,783	$(6,389)	$9,901,426

Obligations of states and political subdivisions	2,034,784	95,333	(20,722)	2,109,395

Corporate securities including public utilities	95,903,129	3,927,607	(2,763,448)	97,067,288

Mortgage-backed securities	6,852,072	182,932	(1,338,817)	5,696,187

Redeemable preferred stock	1,565,283	-	(109,832)	1,455,451

Total fixed maturity securities held to maturity	$115,832,300	$4,636,655	$(4,239,208)	$116,229,747

Securities available for sale carried at estimated fair value:

Fixed maturity securities available for sale:
U.S. Treasury securities and obligations of U.S. Government agencies	$98,280	$21,158	$-	$119,438

Corporate securities including public utilities	1,012,458	17,627	-	1,030,085

Total fixed maturity securities available for sale	$1,110,738	$38,785	$-	$1,149,523

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

3)      Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009:
Equity securities available for sale at estimated fair value:

Non-redeemable preferred stock	$20,281	$-	$(5,061)	$15,220

Common stock:

Industrial, miscellaneous and all other	5,398,320	682,075	(309,001)	5,771,394

Total equity securities available for sale at estimated fair value	$5,418,601	$682,075	$(314,062)	$5,786,614

Total securities available for sale carried at estimated fair value	$6,529,339	$720,860	$(314,062)	$6,936,137

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$60,863,842
Residential construction	25,028,081
Commercial	24,206,956
Less: Allowance for loan losses	(6,808,803)

Total mortgage loans on real estate and construction loans held for investment	$103,290,076

Real estate at cost – net of depreciation & allowance	$46,901,832

Policy, student and other loans atamortized cost - net of allowance for doubtful accounts	$18,145,029

Short-term investments at amortized cost	$7,144,319

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

3)       Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed-maturities securities, which are carried at amortized cost, at June 30, 2010 and December 31, 2009. The unrealized losses were primarily related to interest rate fluctuations or spread-widening, and mortgage and other asset-backed securities. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed-maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At June 30, 2010
Interest rate or spread widening	$435,220	18	$898,779	34	$1,333,999
Mortgage and other asset-backed securities	15,646	3	541,807	5	557,453
Total unrealized losses	$450,866	21	$1,440,586	39	$1,891,452
Fair Value	$7,917,487		$11,128,618		$19,046,105

At December 31, 2009
Interest rate or spread widening	$580,244	37	$2,320,148	70	$2,900,392
Mortgage and other asset-backed securities	31,337	3	1,307,479	5	1,338,816
Total unrealized losses	$611,581	40	$3,627,627	75	$4,239,208
Fair Value	$17,777,172		$22,641,536		$40,418,708

As of June 30, 2010, the average market value of the related fixed maturities was 91.0% of amortized cost and the average market value was 90.5% of amortized cost as of December 31, 2009. During the first six months ended June 30, 2010 and for the year ended December 31, 2009, an other-than-temporary decline in market value resulted in the recognition of an impairment loss on fixed maturity securities of $30,000 and $326,000, respectively. No other-than-temporary impairment loss was considered to exist for these fixed maturities as of June 30, 2010 and December 31, 2009.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

3)       Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities, that were carried at estimated fair value based on quoted trading prices at June 30, 2010 and December 31, 2009. The unrealized losses were primarily the result of decreases in market value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At June 30, 2010
Non-redeemable preferred stock	$-	-	$4,927	2	$4,927
Industrial, miscellaneous and all other	638,759	92	289,474	13	928,233
Total unrealized losses	$638,759	92	$294,401	15	$933,160
Fair Value	$3,759,691		$488,678		$4,248,369

At December 31, 2009
Non-redeemable preferred stock	$-	-	$5,061	2	$5,061
Industrial, miscellaneous and all other	55,287	23	253,714	16	309,001
Total unrealized losses	$55,287	23	$258,775	18	$314,062
Fair Value	$1,007,525		$660,809		$1,668,334

As of June 30, 2010, the average market value of the equity securities available for sale was 82.0% of the original investment and the average market value was 84.2% of the original investment as of December 31, 2009. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. No other-than-temporary impairment loss on equity securities was determined to exist as of June 30, 2010 and December 31, 2009.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

3)       Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2010	$2,248,171	$2,261,598
Due in 2011 through 2014	23,369,328	24,992,700
Due in 2015 through 2019	35,985,098	39,224,650
Due after 2019	46,446,348	47,956,973
Mortgage-backed securities	7,242,312	6,975,015
Redeemable preferred stock	1,579,953	1,528,552
Total held to maturity	$116,871,210	$122,939,488

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in 2010	$-	$-
Due in 2011 through 2014	-	-
Due in 2015 through 2019	-	-
Due after 2019	98,320	129,735
Non-redeemable preferred stock	20,281	15,354
Common stock	6,754,171	6,171,185
Total available for sale	$6,872,772	$6,316,274

The Company’s realized gains and losses from investments and other assets are summarized as follows:

	Three Month Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Fixed maturity securities held to maturity:
Gross realized gains	$23,315	$8,181	$296,012	$69,637
Gross realized losses	(57,682)	(450)	(252,924)	(581)

Securities available for sale:
Gross realized gains	151,488	226,318	447,992	226,936
Gross realized losses	(12,144)	(11,348)	(43,073)	(11,349)

Other assets	184,494	4,022	205,910	8,126
Total	$289,471	$226,723	$653,917	$292,769

Generally gains and losses from held to maturity securities are a result of early calls and related amortization of premiums or discounts. However, credit losses of $30,000 and $-0- were recognized during the three months ended June 30, 2010 and 2009, respectively, and credit losses of $30,000 and $-0- were recognized during the six months ended June 30, 2010 and 2009, respectively, from other-than-temporary declines in market value of held to maturity securities.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

3)     Investments (Continued)

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 11.0%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At June 30, 2010, the Company has 43%, 11% and 14% of its mortgage loans from borrowers located in the states of Utah, Florida and California, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $6,795,390 and $6,808,803 at June 30, 2010 and December 31, 2009, respectively.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available for sale securities) at June 30, 2010, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	Three Month Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Fixed maturity securities	$1,770,573	$1,749,945	$3,540,003	$3,583,951
Equity securities	61,158	221,982	112,774	406,086
Mortgage loans on real estate	1,580,153	1,447,064	2,998,595	2,876,259
Real estate	369,273	439,197	767,899	799,381
Policy, student and other loans	217,651	175,128	445,392	431,746
Short-term investments, principally gains on sale of mortgage loans and other	1,803,131	1,821,517	3,177,864	4,405,380
Gross investment income	5,801,939	5,854,833	11,042,527	12,502,803
Investment expenses	(614,353)	(599,001)	(1,286,746)	(1,198,969)
Net investment income	$5,187,586	$5,255,832	$9,755,781	$11,303,834

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of $337,489 and $189,337 for three months ended June 30, 2010 and 2009, respectively, and $706,309  and $366,150 for the six months ended June 30, 2010 and 2009, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,470,110 at June 30, 2010 and $10,614,292 at December 31, 2009. The restricted securities are included in various assets under investments on the accompanying consolidated balance sheets.

4)      Comprehensive Income

For the three months ended June 30, 2010 and 2009, total comprehensive income (loss) amounted to $(333,255) and $2,900,185, respectively.

For the six months ended June 30, 2010 and 2009, total comprehensive income (loss) amounted to $(1,165,769) and $7,462,766, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

5)      Stock-Based Compensation

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation expense for options issued of $135,569 and $89,100 has been recognized for these plans for the quarters ended June 30, 2010 and 2009, respectively, and $269,689 and $291,611 for the six months ended June 30, 2010 and 2009, respectively. Deferred tax credit has been recognized related to the compensation expense of $46,093 and $30,294 for the quarters ended March 31, 2010 and 2009, respectively, and $91,674 and $99,148 for the six months ended June 30, 2010 and 2009, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

6)   Capital Stock

The Company has two classes of common stock with shares outstanding, Class A and Class C. Class C shares are convertible into Class A shares at any time on a ten to one ratio. The three months and year to date June 30, 2010 decrease in outstanding Class C shares and the corresponding increase in Class A shares was due to conversion of Class C to Class A common stock. The decrease in treasury stock was the result of treasury stock being used to fund the Company’s 401-K and Deferred Compensation plans.

7)      Earnings (Loss) Per Share

The basic and diluted earnings (loss) per share amounts were calculated as follows:

	Three Months Ended June 30,
	2010	2009
Numerator:
Net earnings	$419,419	$3,090,389
Denominator:
Basic weighted-average shares outstanding	8,259,101	8,156,440
Effect of dilutive securities:
Employee stock options	1,042	-
Dilutive potential common shares	1,042	-
Diluted weighted-average shares outstanding	8,260,143	8,156,440

Basic gain (loss) per share	$0.05	$0.38

Diluted gain (loss) per share	$0.05	$0.38

	Six Months Ended June 30,
	2010	2009
Numerator:
Net earnings (loss)	$(531,814)	$6,323,399
Denominator:
Basic weighted-average shares outstanding	8,243,493	8,126,421
Effect of dilutive securities:
Employee stock options	73,133	-
Dilutive potential common shares	73,133	-
Diluted weighted-average shares outstanding	8,316,626	8,126,421

Basic gain (loss) per share	$(0.06)	$0.78

Diluted gain (loss) per share	$(0.06)	$0.78

Earnings (loss) per share amounts have been adjusted for the effect of annual stock dividends. For the three months ended June 30, 2010 and 2009 the antidilutive employee stock option shares were 1,814,558 and 303,225, respectively. For the six months ended June 30, 2010 and 2009 the antidilutive employee stock options were 1,754,567 and 303,225, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

8)      Business Segment

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated
For the Three Months Ended
June 30, 2010
Revenues from external customers	$14,294,453	$3,611,410	$25,518,895	$-	$43,424,758

Intersegment revenues	1,564,408	428,698	61,358	(2,054,464)	-

Segment profit (loss) before income taxes	1,303,284	99,703	(1,318,206)	-	84,781

For the Three Months Ended
June 30, 2009
Revenues from external customers	$13,499,302	$3,625,168	$40,885,462	$-	$58,009,932

Intersegment revenues	1,366,734	95,303	50,810	(1,512,847)	-

Segment profit (loss) before income taxes	363,661	151,353	3,969,355	-	4,484,369

For the Six Months Ended
June 30, 2010
Revenues from external customers	$28,387,336	$6,916,048	$46,643,280	$-	$81,946,664

Intersegment revenues	2,760,213	797,944	118,043	(3,676,200)	-

Segment profit (loss) before income taxes	1,450,594	52,759	(3,091,486)	-	(1,588,133)

Identifiable Assets	446,016,789	109,101,362	34,429,574	(106,640,705)	482,907,020

For the Six Months Ended
June 30, 2009
Revenues from external customers	$27,457,720	$6,806,263	$83,238,046	$-	$117,502,029

Intersegment revenues	2,429,988	177,894	102,596	(2,710,478)	-

Segment profit before income taxes	51,461	396,914	8,975,897	-	9,424,272

Identifiable Assets	425,588,966	87,315,916	39,402,323	(90,161,957)	462,145,248

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

9)        Disclosure about Fair Value of Financial Instruments

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

9)Disclosure about Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at June 30, 2010.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Investment in securities available for sale	$6,316,274	$6,316,274	$-	$-
Short-term investments	1,380,639	1,380,639	-	-
Restricted assets of cemeteries and mortuaries	1,934,291	1,934,291	-	-
Cemetery perpetual care trust investments	1,214,022	1,214,022	-	-
Derivatives - interest rate lock commitments	2,363,060	-	-	2,363,060
Total assets accounted for at fair value on a recurring basis	$13,208,286	$10,845,226	$-	$2,363,060

Liabilities accounted for at fair value on a recurring basis
Investment type insurance contracts	$(115,165,994)	$-	$-	$(115,165,994)
Derivatives - bank loan interest rate swaps	(132,431)	-	-	(132,431)
- call options	(36,572)	-	-	(36,572)
- interest rate lock commitments	(480,973)	-	-	(480,973)
Total liabilities accounted for at fair value on a recurring basis	$(115,815,970)	$-	$-	$(115,815,970)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps	Call Options

Balance - December 31, 2009	$(115,763,748)	$1,554,711	$(101,251)	$(134,492)
Options sold	-	-	-	(216,751)
Total gains (losses):
Included in earnings	597,754	-	-	314,671
Included in other comprehensive income (loss)	-	327,376	(31,180)	-
Balance - June 30, 2010	$(115,165,994)	$1,882,087	$(132,431)	$(36,572)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

9)Disclosure about Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at June 30, 2009.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Investment in securities available for sale	$6,642,366	$6,642,366	$-	$-
Short-term investments	6,225,891	6,225,891	-	-
Restricted assets of cemeteries and mortuaries	1,580,839	1,580,839	-	-
Cemetery perpetual care trust investments	1,924,592	1,924,592	-	-
Derivatives - interest rate lock commitments	2,128,285	-	-	2,128,285
Total assets accounted for at fair value on a recurring basis	$18,501,973	$16,373,688	$-	$2,128,285

Liabilities accounted for at fair value on a recurring basis
Investment-type insurance contracts	$(110,738,686)	$-	$-	$(110,738,686)
Derivatives - bank loan interest rate swaps	(110,232)	-	-	(110,232)
- call options	(63,452)	-	-	(63,452)
- interest rate lock commitment	(103,079)	-	-	(103,079)
Total liabilities accounted for at fair value on a recurring basis	$(111,015,449)	$-	$-	$(111,015,449)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps	Call Options
Balance - December 31, 2008	$(112,351,916)	$362,231	$(167,483)	$-
Options sold	-	-	-	(354,316)
Total gains (losses):
Included in earnings	1,613,230	-	-	290,864
Included in other comprehensive income	-	1,662,975	57,251	-
Balance - June 30, 2009	$(110,738,686)	$2,025,206	$(110,232)	$(63,452)

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
June 30, 2010 (Unaudited)

9)Disclosure about Fair Value of Financial Instruments (Continued)

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

10)Other Business Activity

Mortgage Operations

Over fifty percent of revenue and expenses of the Company are through its wholly owned subsidiary, SecurityNational Mortgage. SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows and loan purchase agreements with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through SecurityNational Mortgage. For the six months ended June 30, 2010 and 2009, SecurityNational Mortgage originated and sold 5,459 loans ($967,240,911 total volume), and 9,781 loans ($1,824,623,109 total volume), respectively. For the three months ended June 30, 2010 and 2009 SecurityNational Mortgage originated and sold 3,098 loans ($540,474,122 total volume), and 4,846 loans ($885,209,753 total volume), respectively.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreements at June 30, 2010 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of June 30, 2010, there were $131,803,246 in mortgage loans in which settlements with third party investors were still pending. Generally when certain mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage is in the process of renewing one of its loan purchase agreements that expired on June 18, 2010 for an additional one year term. SecurityNational Mortgage continues to sell mortgage loans to such warehouse bank while negotiating the renewal of the loan purchase agreement.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

10)Other Business Activity (Continued)

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
June 30, 2010 (Unaudited)

10)Other Business Activity (Continued)

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

As a standard in the industry, the Company receives payments on the mortgage loans during the time period between the sale date and settlement or repurchase date. During the period the Company services these loans through Security National Life, its life insurance subsidiary.

As of June 30, 2010, the Company’s long term mortgage loan portfolio contained mortgage loans of $19,590,551 in unpaid principal with delinquencies more than 90 days. Of this amount, $9,204,691 in mortgage loans were in foreclosure proceedings. The Company has not received nor recognized any interest income on the $19,590,551 in mortgage loans with delinquencies more than 90 days. During the three and six months ended June 30, 2010, the Company increased its allowance for mortgage losses by $4,219 and $171,081, respectively which was charged to loan loss expense and included in other selling, general and administrative expenses for the period. The allowance for mortgage loan losses as of June 30, 2010 and December 31, 2009 was $6,795,390 and $6,808,803, respectively.

Also at June 30, 2010, the Company has foreclosed on a total of $51,661,589 in long term mortgage loans, of which $7,410,770  in loans were foreclosed on and reclassified as real estate during 2010. The foreclosed property was shown in real estate. The Company carries the foreclosed property in Security National Life, Memorial Estates and SecurityNational Mortgage, its life, cemeteries and mortuaries and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

11)        Allowance for Loan Losses and Loan Loss Reserve

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

The following is a summary of the allowance for loan losses as a contra-asset account:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$6,806,003	$5,561,421	$6,808,803	$4,780,467
Provisions for losses	4,219	61,383	171,081	842,337
Charge-offs	(14,832)	(1,231)	(184,494)	(1,231)
Balance, end of period	$6,795,390	$5,621,573	$6,795,390	$5,621,573

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

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The Company accrues a monthly allowance for indemnification losses to investors based on the Company’s historical experience. The amount accrued for the three and six months ended June 30, 2010 was $1,526,966 and $2,900,321, respectively and the amount accrued for the three and six months ended June 30, 2009 was $5,052,577 and $9,792,284, respectively, and the charge to expense has been included in other selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses, and, as of June 30, 2010 and December 31, 2009, the balance was $9,890,947 and $11,662,897, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$8,991,955	$5,337,012	$11,662,897	$2,775,452
Provisions for losses	1,526,966	5,052,577	2,900,321	9,792,284
Charge-offs	(627,974)	(2,556,456)	(4,672,271)	(4,734,603)
Balance, end of period	$9,890,947	$7,833,133	$9,890,947	$7,833,133

The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of the balance sheet date. The loan loss reserve may not be adequate, however, for claims and potential claims asserted by Bank of America, Wells Fargo and JP Morgan Chase if SecurityNational Mortgage is unable to negotiate acceptable settlement agreements with these banks, litigation ensues, and SecurityNational Mortgage is not successful in what it believes are its significant defenses to these claims. In such event, a substantial judgment could be entered against SecurityNational Mortgage that exceeds the amount of the loan loss reserve.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

12)  Derivative Investments

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

The Company has adopted a strategy of selling “out of the money” call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the market value of the option.  The liability for call options is adjusted to market value at each reporting date. The market value of outstanding call options as of June 30, 2010 and December 31, 2009 was $36,572 and $134,492, respectively. In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option.  If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

12)         Derivative Investments (Continued)

The following table shows the fair value of derivatives as of June 30, 2010 and December 31, 2009.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$2,363,060	other assets	$1,770,193	Other liabilities	$480,973	Other liabilities	$215,481
Call Options	--	--	--	--	Other liabilities	36,572	Other liabilities	134,492
Interest rate swaps	--	--	--	--	Bank loans payable	132,431	Bank loans payable	101,206
Total		$2,363,060		$1,770,193		$649,976		$451,179

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Gross Amount Gain (Loss) Recognized in OCI
	Three Months Ended June 30,
Derivative - Cash Flow Hedging Relationships:	2010	2009
Interest Rate Lock Commitments	$314,221	$(1,099,845)
Interest Rate Swaps	(23,718)	46,789
Total	$290,503	$(1,053,056)

	Six Months Ended June 30,
Derivative - Cash Flow Hedging Relationships:	2010	2009
Interest Rate Lock Commitments	$327,376	$1,662,975
Interest Rate Swaps	(31,179)	57,251
Total	$296,197	$1,720,226

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

13)  Commitments and Contingencies

On April 16, 2010, the Company’s life insurance subsidiary, Security National Life, entered into a revolving line of credit with a bank for $15,000,000.  The terms for the line of credit are interest at the LIBOR daily rate plus 2% per annum on amounts drawn and a tiered unused fee between 0% to .25% per annum on the monthly average unfunded balances.  There would not be an unused fee if the average balances drawn are 60% or more.  The line of credit matures on April 15, 2011.  The line of credit is secured by marketable fixed maturity securities.  The amount drawn on the line of credit cannot exceed 75% of  market value of the fixed maturity securities.  The main purpose of the line of credit is for additional funding capacity to originate mortgage loans for the Company’s mortgage subsidiary operations of originating and selling loans to third party investors.   Amounts drawn will be paid back once the funds are received from third party investors. As of June 30, 2010 $14,500,000 was drawn on the line.

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

The Company has entered into commitments to fund new residential construction loans. As of June 30, 2010 the Company’s commitments are $23,404,185 for these loans of which $21,738,419 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% to 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of June 30, 2010). Maturities range between six and twelve months.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreements at June 30, 2010 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of June 30, 2010, there were $131,803,246 in mortgage loans in which settlements with third party investors were still pending. Generally, when certain mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage is in the process of renewing one of its loan purchase agreements that expired on June 18, 2010 for an additional one year term. SecurityNational Mortgage continues to sell mortgage loans to such warehouse bank while negotiating the renewal of the loan purchase agreement.

Aurora Loan Services

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
June 30, 2010 (Unaudited)

13)  Commitments and Contingencies (Continued)

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

During 2007 and 2008, SecurityNational Mortgage made $1,730,000 in total payments to Aurora Loan Services pursuant to the Indemnification Agreement. During the year ended December 31, 2009 and the six months ended June 30, 2010 SecurityNational Mortgage made payments to Aurora Loan Services of $1,174,082 and $750,000, respectively. When SecurityNational Mortgage entered into the Indemnification Agreement, it anticipated using basis point holdbacks from loan production credits toward satisfying the $125,000 monthly obligations. Because Aurora Loan Services discontinued purchasing mortgage loans from SecurityNational Mortgage shortly after the Indemnification Agreement was executed, SecurityNational Mortgage has not had the benefit of using the basis point holdbacks toward payment of the $125,000 monthly obligations.

During 2008 and 2009, funds were paid out of the reserve account to indemnify $2,732,000 in losses from 34 mortgage loans that were among the 54 mortgage loans with alleged breaches which were listed on the attachment to the Indemnification Agreement.  For the three months ended June 30, 2010, an additional $375,000 was paid out of the reserve account on two additional loans. The estimated potential losses from the remaining 18 mortgage loans listed on the attachment, which would require indemnification by SecurityNational Mortgage for such losses, is $2,259,887. During 2008, 2009 and the six months ended June 30, 2010, the Company recognized losses related to this matter of $1,636,000, $1,032,000, and $792,360 respectively; however, management cannot fully determine the total losses, if any, nor the rights that the Company may have as a result of Lehman Brothers’ and Aurora Loan Services’ refusal to purchase subsequent loans under the Indemnification Agreement. The Company has estimated and accrued $1,020,887 for losses under the Indemnification Agreement as of June 30, 2010.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

13)  Commitments and Contingencies (Continued)

Bank of America, Wells Fargo and JP Morgan Chase

There have been assertions in third party purchaser correspondence that SecurityNational Mortgage sold mortgage loans that allegedly contained misrepresentations or experienced early payment defaults, or that were otherwise allegedly  defective or not in compliance with agreements between SecurityNational Mortgage and the third party investors.  As a result of these claims, third party investors, including Bank of America – Countrywide Home Loans, Inc. (“Bank of America”), Wells Fargo Funding, Inc. (“Wells Fargo”) and JP Morgan Chase Bank – EMC Mortgage Corp. (“JP Morgan Chase”), have made demands that SecurityNational Mortgage repurchase certain alleged defective mortgage loans that were sold to such investors or indemnify them against any losses related to such loans.  The number of these claims and demands has accelerated during the past several months.

As of June 30, 2010, Bank of America, Wells Fargo and JP Morgan Chase had made claims representing actual demands against SecurityNational Mortgage with potential losses of  approximately $25,000,000 and potential claims representing claims that could be pending against SecurityNational Mortgage with additional potential losses of approximately $25,000,000.  Thus, as of June 30, 2010, Bank of America, Wells Fargo and JP Morgan Chase had made claims and potential claims against SecurityNational Mortgage with total potential losses of approximately $50,000,000.  These claims are significantly greater than the net asset value of SecurityNational Mortgage, which was $17,500,000 on June 30, 2010, and its reserve for mortgage loan loss, which was $9,891,000 on June 30, 2010.

The Company disagrees with the claims and potential claims asserted by Bank of America, Wells Fargo and JP Morgan Chase against SecurityNational Mortgage and believes it has significant defenses to these claims.  Notwithstanding, SecurityNational Mortgage has been engaged in recent settlement discussions with Bank of America and Wells Fargo in an attempt to settle their claims.  Although SecurityNational Mortgage has in the past negotiated settlements of claims of this nature, there can be no assurance that SecurityNational Mortgage will be successful in negotiating settlement agreements with Bank of America or Wells Fargo on acceptable terms.

If SecurityNational Mortgage is unable to negotiate acceptable settlements with Bank of America, Wells Fargo and JP Morgan Chase, legal action may ensue relative to amounts that the banks claim are allegedly due.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against the claims asserted by these banks to the extent that a substantial  judgment were entered against SecurityNational Mortgage that is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.  Because the Company has not entered into any agreements or guarantees with Bank of America, Wells Fargo or JP Morgan Chase in regards to these claims, the Company believes these banks would only have claims against SecurityNational Mortgage and not against the Company or its subsidiaries other than SecurityNational Mortgage.

CitiMortgage

On November 24, 2009, a complaint was filed in the United States District Court, Eastern District of Missouri, by CitiMortgage, Inc. against SecurityNational Mortgage Company.  The complaint claimed that at various times since May 3, 2004 SecurityNational Mortgage sold mortgage loans to CitiMortgage that did not meet requirements under certain agreements between CitiMortgage and SecurityNational Mortgage, the complaint specifically addressing nineteen mortgage loans. The requirements in the agreements that CitiMortgage claimed in the complaint were not met by SecurityNational Mortgage are more particularly described in “Item 1. Legal Proceedings” of this Form 10-Q for June 30, 2010.

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
June 30, 2010 (Unaudited)

13)  Commitments and Contingencies (Continued)

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
June 30, 2010 (Unaudited)

13)  Commitments and Contingencies (Continued)

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
June 30, 2010 (Unaudited)

13)  Commitments and Contingencies (Continued)

Legal

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

14) Other Business Activity

On May 24, 2010, Security National Life completed a stock purchase transaction with American Life and Security Corporation (“American Life”), a Nebraska domiciled insurance company, to sell all the outstanding shares of common stock of Capital Reserve to American Life and its shareholders. Under the terms of the stock purchase agreement, American Life paid Security National Life, at closing, purchase consideration equal to the capital and surplus of Capital Reserve as of May 24, 2010 in the amount of $1,692,576, plus additional consideration in the amount of $105,000 for a total of $1,797,576. This sale is in accordance with the Agreement and Plan of Complete Liquidation to liquidate the Capital Reserve into Security National Life in the same manner as the liquidation described in Private Letter Ruling 9847027 in order to achieve the same tax treatment and consequences under Section 332 of the Internal Revenue code of 1986, as amended, and other applicable provisions described in such Letter Ruling.  American Life did obtain approvals from the Nebraska and Missouri insurance departments in order to complete this transaction.

On June 4, 2010, Security National Life entered into an Indemnity Coinsurance Reinsurance Agreement with American Life effective January 1, 2010. Security National Life ceded to American Life 100% of a block of deferred annuities in the amount of $2,678,931 and a block of whole life policies in the amount of $1,048,134 along with the net due and deferred premiums in the amount of $12,305, the advance premiums in the amount of $353, the claims liability in the amount of $14,486 and the net policy loans in the amount of $128,487 for the said block of whole life as of January 1, 2010. The total initial consideration of $3,601,112 cash was wired to Wells Fargo as Custodian of the assets. American Life has control of said assets subject to the terms of the Custodial Agreement. American Life agreed to pay Security National Life an initial ceding commission of $350,000 and a management fee of $3,500 per quarter to administer the policies.  American Life agreed to indemnify Security National Life 100% for these contracts and risks. The initial term on this Agreement shall be for a period of one (1) year from the Effective Date of this Agreement. Subsequent to the one (1) year term, this Agreement shall be automatically renewed unless American Life notifies Security National Life of its intention not to renew in writing, no less than one hundred eighty (180) days prior to the expiration of the then current agreement. Each automatic renewal period of this Agreement shall be for a term on one (1) year. The accounting and settlement of this Agreement will be on a calendar-quarter basis and calculated as per the Reinsurance Agreement.

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

Results of Operations

Mortgage Operations

Overview

Over fifty percent of revenues and expenses of the Company are through its wholly owned subsidiary SecurityNational Mortgage. SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows and loan purchase agreements with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through SecurityNational Mortgage. For the six months ended June 30, 2010 and 2009, SecurityNational Mortgage originated and sold 5,459 loans ($967,241,000 total volume), and 9,781 loans ($1,824,623,000 total volume), respectively. For the three months ended June 30, 2010 and 2009, SecurityNational Mortgage originated and sold 3,098 loans ($540,474,000 total volume), and 4,846 loans ($885,210,000 total volume), respectively.

The loan volume in 2009 was higher than 2010 primarily due to greater refinancing activity in 2009.  The 2010 loan volume is primarily for home purchases and the lower volume is due to the slow-down in the economy and the low demand in the housing sector.  SecurityNational Mortgage expects the loan volume for the rest of the year to be at the $160,000,000 to $175,000,000 per month range compared to $250,000,000 to $300,000,000 per month range in 2009 and has taken steps to reduce staff and funding costs to these levels of production.

The following table shows the condensed financial results for the three and six months ended June 30, 2010 and 2009.  See the footnote 8 of the Notes to Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2010	2009	% Increase (Decrease)	2010	2009	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$22,414	$29,364	(24%)	$39,187	$59,681	(34%)
Secondary gains from investors	3,105	11,521	(73%)	7,456	23,557	(68%)
Total	$25,519	$40,885	(38%)	$46,643	$83,238	(44%)
Earnings (Losses) before income taxes	$(1,318)	$3,969	(133%)	$(3,091)	$8,976	(134%)

This decrease in profitability is due to the lower loan volume and lower secondary gains from investors.

Significant Accounting Policies

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreement at June 30, 2010 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of June 30, 2010, there were $131,803,000 in mortgage loans in which settlements with third party investors were still pending. Generally, when  mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage is in the process of renewing one of its loan purchase agreements that expired on June 18, 2010 for an additional one year term. SecurityNational Mortgage continues to sell mortgage loans to such warehouse bank while negotiating the renewal of the loan purchase agreement.

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

As of June 30, 2010, the Company’s long term mortgage loan portfolio contained mortgage loans of $19,591,000 in unpaid principal with delinquencies more than 90 days. Of this amount, $9,205,000 in mortgage loans were in foreclosure proceedings. The Company has not received nor recognized any interest income on the $19,591,000 in mortgage loans with delinquencies more than 90 days. During the three and six months ended June 30, 2010, the Company has increased its allowance for mortgage losses by $4,000 and $171,000, respectively, which allowance was charged to loan loss expense and included in other selling, general and administrative expenses for the period. The allowance for mortgage loan losses as of June 30, 2010 and December 31, 2009 was $6,795,000 and $6,809,000, respectively.

Also at June 30, 2010, the Company has foreclosed on a total of $51,662,000 in long term mortgage loans, of which $7,411,000 in loans were foreclosed on and reclassified as real estate during the six months ended June 30, 2010. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its life, cemeteries and mortuaries, and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

Mortgage Loan Loss Settlements

Aurora Loan Services

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

During 2007 and 2008, SecurityNational Mortgage made $1,730,000 in total payments to Aurora Loan Services pursuant to the Indemnification Agreement. During the year ended 2009 and the six months ended June 30, 2010, SecurityNational Mortgage made payments to Aurora Loan Services of $1,174,000 and $750,000, respectively. When SecurityNational Mortgage entered into the Indemnification Agreement, it anticipated using basis point holdbacks from loan production credits toward satisfying the $125,000 monthly obligations. Because Aurora Loan Services discontinued purchasing mortgage loans from SecurityNational Mortgage shortly after the Indemnification Agreement was executed, SecurityNational Mortgage has not had the benefit of using the basis point holdbacks toward payment of the $125,000 monthly obligations.

During 2008 and 2009, funds were paid out of the reserve account to indemnify $2,732,000 in losses from 34 mortgage loans that were among the 54 mortgage loans with alleged breaches which were listed on the attachment to the Indemnification Agreement. For the three months ended June 30, 2010, an additional $375,000 was paid out of the reserve account on four additional mortgage loans. The estimated potential losses from the remaining 18 mortgage loans listed on the attachment, which would require indemnification by SecurityNational Mortgage for such losses, is $2,260,000. During 2008 and 2009, and the six months ended June 30, 2010, the Company recognized losses related to this matter of $1,636,000, $1,032,000, and $792,000, respectively; however, management cannot fully determine the total losses, if any, nor the rights that the Company may have as a result of Lehman Brothers’ and Aurora Loan Services’ refusal to purchase subsequent loans under the Indemnification Agreement. The Company has estimated and accrued $1,021,000 for losses under the Indemnification Agreement as of June 30, 2010.

CitiMortgage

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

Mortgage Loan Loss Settlement Discussions

Bank of America, Wells Fargo and JP Morgan Chase

There have been assertions in third party purchaser correspondence that SecurityNational Mortgage sold mortgage loans that allegedly contained misrepresentations or experienced early payment defaults, or that were otherwise allegedly  defective or not in compliance with agreements between SecurityNational Mortgage and the third party investors.  As a result of these claims, third party investors, including Bank of America – Countrywide Home Loans, Inc. (“Bank of America”), Wells Fargo Funding, Inc. (“Wells Fargo”) and JP Morgan Chase Bank – EMC Mortgage Corp. (“JP Morgan Chase”), have made demands that SecurityNational Mortgage repurchase certain alleged defective mortgage loans that were sold to such investors or indemnify them against any losses related to such loans.  The number of these claims and demands has accelerated during the past several months.

As of June 30, 2010, Bank of America, Wells Fargo and JP Morgan Chase had made claims representing actual demands against SecurityNational Mortgage with potential losses of  approximately $25,000,000 and potential claims representing claims that could be pending against SecurityNational Mortgage with additional potential losses of approximately $25,000,000.  Thus, as of June 30, 2010, Bank of America, Wells Fargo and JP Morgan Chase had made claims and potential claims against SecurityNational Mortgage with total potential losses of approximately $50,000,000.  These claims are significantly greater than the net asset value of SecurityNational Mortgage, which was $17,500,000 on June 30, 2010, and its reserve for mortgage loan loss, which was $9,891,000 on June 30, 2010.

The Company disagrees with the claims and potential claims asserted by Bank of America, Wells Fargo and JP Morgan Chase against SecurityNational Mortgage and believes it has significant defenses to these claims.  Notwithstanding, SecurityNational Mortgage has been engaged in recent settlement discussions with Bank of America and Wells Fargo in an attempt to settle their claims.  Although SecurityNational Mortgage has in the past negotiated settlements of claims of this nature, there can be no assurance that SecurityNational Mortgage will be successful in negotiating settlement agreements with Bank of America or Wells Fargo on acceptable terms.

If SecurityNational Mortgage is unable to negotiate acceptable settlements with Bank of America, Wells Fargo and JP Morgan Chase, legal action may ensue relative to amounts that the banks claim are allegedly due.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against the claims asserted by these banks to the extent that a substantial  judgment were entered against SecurityNational Mortgage that is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.  Because the Company has not entered into any agreements or guarantees with Bank of America, Wells Fargo or JP Morgan Chase in regards to these claims, the Company believes these banks would only have claims against SecurityNational Mortgage and not against the Company or its subsidiaries other than SecurityNational Mortgage.

Cemetery and Mortuary Operations

The Company sells mortuary services and products through its eight mortuaries in Salt Lake City, Utah and three mortuaries in Phoenix, Arizona.  The Company also sells cemetery products and services through its six cemeteries in Salt Lake City, Utah and one cemetery in San Diego County, California. Cemetery land sales and at-need product sales and services are recognized as revenue at the time of sale or when the services are performed. Pre need cemetery product sales are deferred until the merchandise is delivered and services performed.

The following table shows the condensed financial results for the three and six months ended June 30, 2010 and 2009.  See the footnote 8 of the Notes to Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2010	2009	% Increase (Decrease)	2010	2009	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,687	$1,705	(1%)	$3,241	$3,433	(6%)
Cemetery revenues	1,594	1,439	11%	3,103	3,322	(7%)
Other	330	481	(31%)	572	51	-
Total	$3,611	$3,625	-	$6,916	$6,806	2%
Earnings (Losses) before income taxes	$100	$151	(34%)	$53	$397	(87%)

Included in other revenue is rental income from residential properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $121,000 and $257,000 for the three and six months ended June 30, 2010, respectively and $-0- and $72,000 for the three and six months ended June 30, 2009, respectively

Insurance Operations

The Company’s insurance business includes funeral plans, and interest sensitive life insurance as well as other traditional life and accident and health insurance products.  The Company places specific marketing emphasis on funeral plans through pre-need planning.

A funeral plan is a small face value life insurance policy that generally has face coverage of up to $15,000.  The Company believes that funeral plans represents a marketing niche that has lower competition because most insurance companies do not offer similar coverage.  The purpose of the funeral plan policy is to pay the costs and expenses incurred at the time of the person’s death.  On a per thousand dollar cost of insurance basis these policies can be more expensive to the policy holder than many types of non-burial insurance due to their low face amount, requiring the fixed cost of the policy administration  be distributed over a smaller policy size, and the simplified underwriting practices that result in higher mortality costs.

The following table shows the condensed financial results for the three and six months ended June 30, 2010 and 2009.  See the footnote 8 of the Notes to Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2010	2009	% Increase (Decrease)	2010	2009	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$9,730	$9,310	5%	$19,653	$19,094	3%
Net investment income	3,731	3,826	(2%)	7,296	7,680	(5%)
Other	833	362	130%	1,438	683	111%
Total	$14,294	$13,498	6%	$28,387	$27,457	3%
Intersegment revenue	$1,564	$1,367	14%	$2,760	$2,429	14%
Earnings before income taxes	$1,303	$364	257%	$1,451	$51	2,745%

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in 2010 has improved due to increases in net investment income including intersegment revenues, insurance premiums and $350,000 ceding commission from American Life in connection with the reinsurance agreement entered into during June 2010.

Consolidation

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Total revenues decreased by $14,585,000, or 25.1%, to $43,425,000 for the three months ended June 30, 2010, from $58,010,000 for the three months ended June 30, 2009. Contributing to this decrease in total revenues was a $15,210,000 decrease in mortgage fee income, a $68,000 decrease in investment income, and a $281,000 decrease in net mortuary and cemetery sales. This decrease in total revenues was partially offset by a $420,000 increase in insurance premiums and other considerations, a $63,000 increase in realized gains on investments and other assets and a $491,000 increase in other revenues.

Insurance premiums and other considerations increased by $420,000, or 4.5%, to $9,730,000 for the three months ended June 30, 2010, from $9,310,000 for the comparable period in 2009. This increase was primarily the result of additional premiums realized from new insurance sales.

Net investment income decreased by $68,000, or 1.3%, to $5,188,000 for the three months ended June 30, 2010, from $5,256,000 for the comparable period in 2009. This decrease was primarily attributable to reduced interest income resulting from a reduced number of mortgage loans originated by SecurityNational Mortgage Company.

Net mortuary and cemetery sales decreased by $281,000, or 8.3%, to $3,121,000 for the three months ended June 30, 2010, from $3,402,000 for the comparable period in 2009. This decrease was due to a decline in at-need mortuary sales.

Realized gains on investments and other assets increased by $63,000 to $290,000 in realized gains for the three months ended June 30, 2010, from $227,000 in realized gains for the comparable period in 2009. This increase in realized gains on investments was due to gains from the sale of equity and fixed maturity securities.

Mortgage fee income decreased by $15,210,000, or 38.5%, to $24,335,000 for the three months ended June 30, 2010, from $39,545,000 for the comparable period in 2009. This decrease was primarily attributable to a decrease in the number of mortgage loans originated and lower secondary gains from third party investors.

Other revenues increased by $491,000, or 182.1%, to $760,000 for the three months ended June 30, 2010 from $269,000 for the comparable period in 2009. This increase was due to a $350,000 ceding commission received from American Life in connection with a reinsurance agreement entered into in June 2010, a $115,000 sale of a land easement in the cemetery operations, and additional miscellaneous income throughout the Company's operations.

Total benefits and expenses were $43,340,000, or 99.8% of total revenues, for the three months ended June 30, 2010, as compared to $53,526,000, or 92.3% of total revenues, for the comparable period in 2009. This decrease resulted primarily from a reduced number of mortgage loans originated by SecurityNational Mortgage Company.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $788,000, or 9.3%, to $9,267,000 for the three months ended June 30, 2010, from $8,479,000 for the comparable period in 2009. This increase was primarily the result of increased death benefits of $153,000, and future policy benefits of $941,000 primarily due to better persistency and more new business of traditional life products offset by a decrease of $305,000 in surrenders and other policy benefits primarily due to decreases in policyholder accumulations.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $411,000, or 24.3%, to $1,283,000 for the three months ended June 30, 2010, from $1,694,000 for the comparable period in 2009. This decrease was due to a lower interest rate credited on the fund values of universal life policies.

Selling, general and administrative expenses decreased by $10,546,000, or 25.1%, to $31,522,000 for the three months ended June 30, 2010, from $42,068,000 for the comparable period in 2009. Salaries increased by $27,000 from $6,741,000 in 2009 to $6,768,000 in 2010, primarily due to merit increases in salaries of existing employees offset by a reduction in the total number of employees. Other expenses decreased by $1,531,000 from $9,435,000 in 2009 to $7,904,000 in 2010 due to decreased investor fees, processing fees, and loan costs. Provision for loan losses decreased by $4,034,000 from $5,114,000 in 2009 to $1,080,000 in 2010 due primarily to lower provision for loan losses at SecurityNational Mortgage Company. Commission expenses decreased by $5,008,000, from $20,778,000 in the second quarter of 2009 to $15,770,000 in the second quarter of 2010, due to a reduction in mortgage loan origination costs made by SecurityNational Mortgage, a decrease in sales at the cemetery operations, and a decrease in life insurance commissions during the second quarter of 2010.

Interest expense increased by $46,000, or 6.9%, to $709,000 for the three months ended June 30, 2010, from $663,000 for the comparable period in 2009. This increase was primarily due to increased borrowing from warehouse lines of $64,000, increased bank loans for the mortuary/cemetery operations of $50,000 offset by a decrease of $69,000 from the termination of a reinsurance agreement in the Life operations.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $62,000, or 10.0%, to $559,000 for the three months ended June 30, 2010, from $622,000 for the comparable period in 2009. This decrease was primarily due to a reduction in at-need mortuary sales.

For the three months ended June 30, 2010 and 2009, total comprehensive income (loss) amounted to $(333,000) and $2,900,000, respectively. This decrease of $3,233,000 was primarily the result of a $1,449,000 decrease in unrealized gains in securities available for sale, and a decrease in net income of $2,671,000, which was partially offset by a $886,000 increase in derivative losses related to mortgage loans.

Income taxes for the insurance segment have a lower effective tax rate of 13.6% due to the deduction for small life companies. Cemetery, mortuary and mortgage segments have an effective tax rate of 34%.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Total revenues decreased by $35,555,000, or 30.3%, to $81,947,000 for the six months ended June 30, 2010, from $117,502,000 for the six months ended June 30, 2009. Contributing to this decrease in total revenues was a $35,054,000 decrease in mortgage fee income, a $1,548,000 decrease in investment income, and a $350,000 decrease in net mortuary and cemetery sales. This decrease in total revenues was partially offset by a $560,000 increase in insurance premiums and other considerations, a $361,000 increase in realized gains on investments and other assets and a $476,000 increase in other revenues.

Insurance premiums and other considerations increased by $560,000, or 2.9%, to $19,653,000 for the six months ended June 30, 2010, from $19,093,000 for the comparable period in 2009. This increase was primarily the result of additional premiums realized from new insurance sales.

Net investment income decreased by $1,548,000, or 13.7%, to $9,756,000 for the six months ended June 30, 2010, from $11,304,000 for the comparable period in 2009. This decrease was primarily attributable to reduced interest income resulting from a reduced number of mortgage loans originated by SecurityNational Mortgage Company.

Net mortuary and cemetery sales decreased by $350,000, or 5.5%, to $6,023,000 for the six months ended June 30, 2010, from $6,373,000 for the comparable period in 2009. This decrease was due to a decline in at-need mortuary and cemetery sales.

Realized gains on investments and other assets increased by $361,000 to $654,000 in realized gains for the six months ended June 30, 2010, from $293,000 in realized gains for the comparable period in 2009. This increase in realized gains on investments was due to gains from the sale of equity and fixed maturity securities.

Mortgage fee income decreased by $35,054,000, or 43.9%, to $44,746,000 for the six months ended June 30, 2010, from $79,800,000 for the comparable period in 2009. This decrease was primarily attributable to an decrease in the number of mortgage loans originated and secondary gains for third party investors.

Other revenues increased by $476,000, or 74.6%, to $1,114,000 for the six months ended June 30, 2010 from $638,000 for the comparable period in 2009. This increase was due to a $350,000 ceding commission received from American Life in connection with a reinsurance agreement entered into in June 2010, $115,000 sale of a land easement in the cemetery operations, and additional miscellaneous income throughout the Company's operations.

Total benefits and expenses were $83,535,000, or 101.9% of total revenues, for the six months ended June 30, 2010, as compared to $108,078,000, or 92.0% of total revenues, for the comparable period in 2009. This decrease resulted primarily from a reduced number of mortgage loans originated by SecurityNational Mortgage Company.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $1,289,000, or 7.4%, to $18,596,000 for the six months ended June 30, 2010, from $17,307,000 for the comparable period in 2009. This increase was primarily the result of increased death benefits of $455,000, and increased future policy benefits of $1,067,000 primarily due to better persistency and more new business of traditional life products offset by a decrease of $233,000 in surrenders and other policy benefits primarily due to decreases in policyholder accumulations.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $964,000, or 26.2%, to $2,716,000 for the six months ended June 30, 2010, from $3,680,000 for the comparable period in 2009. This decrease was due to a lower interest rate credited on the fund values of universal life policies.

Selling, general and administrative expenses decreased by $24,289,000, or 28.9%, to $59,811,000 for the six months ended June 30, 2010, from $84,100,000 for the comparable period in 2009. Salaries increased by $419,000 from $13,627,000 in 2009 to $14,046,000 in 2010, primarily due to merit increases in salaries of existing employees offset in part by a reduction in the total number of employees. Other expenses decreased by $2,939,000 from $18,592,000 in 2009 to $15,653,000 in 2010 due to decreased investor fees, processing fees, and loan costs. Provision for loan losses decreased by $8,334,000 from $10,434,000 in 2009 to $2,101,000 in 2010 due primarily to lower provision for loan losses at SecurityNational Mortgage Company. Commission expenses decreased by $13,434,000, from $41,446,000 in the first six months of 2009 to $28,012,000 in the first six months of 2010, due to a reduction in mortgage loan origination costs made by SecurityNational Mortgage, a decrease in sales at the cemetery operations, offset by an increase in life insurance renewal commissions during the first quarter of 2010.

Interest expense decreased by $453,000, or 25.7%, to $1,310,000 for the six months ended June 30, 2010, from $1,763,000 for the comparable period in 2009. This reduction was primarily due to decreased borrowing from warehouse lines as a result of a reduction in mortgage loans originated.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $127,000, or 10.3%, to $1,102,000 for the six months ended June 30, 2010, from $1,229,000 for the comparable period in 2009. This decrease was primarily due to a reduction in at-need mortuary sales.

For the six months ended June 30, 2010 and 2009, total comprehensive income (loss) amounted to $(1,166,000) and $7,463,000, respectively. This decrease of $8,629,000 was primarily the result of a $931,000 decrease in derivative losses related to mortgage loans, a decrease in net income of $6,855,000, and an $843,000 decrease in unrealized gains in securities available for sale.

Income taxes for the insurance segment have a lower effective tax rate of 13.6% due to the deduction for small life companies. Cemetery, mortuary and mortgage segments have an effective tax rate of 34%.

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

During the six months ended June 30, 2010, the Company's operations used cash of $31,583,000. This was due primarily to a $31,492,000 increase in the first six months of 2010 in the balance of mortgage loans sold to investors. During the six months ended June 30, 2009, the Company’s operations provided cash of $22,303,000. This was due primarily to a $3,558,000 increase in 2009 and a decrease of $57,014,000 in 2008 in the balance of mortgage loans sold to investors.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $117,001,000 as of June 30, 2010 compared to $116,982,000 as of December 31, 2009. This represents 38.4% and 38.9% of the total investments as of June 30, 2010, and December 31, 2009, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At June 30, 2010, 3.2% (or $3,766,000) and at December 31, 2009, 6.9% (or $7,930,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at June 30, 2010.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Investment in securities available for sale	$6,316,274	$6,316,274	$-	$-
Short-term investments	1,380,639	1,380,639	-	-
Restricted assets of cemeteries and mortuaries	1,934,291	1,934,291	-	-
Cemetery perpetual care trust investments	1,214,022	1,214,022	-	-
Derivatives - interest rate lock commitments	2,363,060	-	-	2,363,060
Total assets accounted for at fair value on a recurring basis	$13,208,286	$10,845,226	$-	$2,363,060

Liabilities accounted for at fair value on a recurring basis
Investment type insurance contracts	$(115,165,994)	$-	$-	$(115,165,994)
Derivatives - bank loan interest rate swaps	(132,431)	-	-	(132,431)
- call options	(36,572)	-	-	(36,572)
- interest rate lock commitments	(480,973)	-	-	(480,973)
Total liabilities accounted for at fair value on a recurring basis	$(115,815,970)	$-	$-	$(115,815,970)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps	Call Options

Balance - December 31, 2009	$(115,763,748)	$1,554,711	$(101,251)	$(134,492)

Options sold	-	-	-	(216,751)

Total gains (losses):

Included in earnings	597,754	-	-	314,671

Included in other comprehensive income (loss)	-	327,376	(31,180)	-

Balance - June 30, 2010	$(115,165,994)	$1,882,087	$(132,431)	$(36,572)

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

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2010, and December 31, 2009, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank debt and notes payable were $83,756,000 as of June 30, 2010, as compared to $68,745,000 as of December 31, 2009. Stockholders’ equity as a percent of total capitalization was 70.6% and 87.0% as of June 30, 2010 and December 31, 2009, respectively. Bank debt and notes payable increased $15,715,000 for the six months ended June 30, 2010 when compared to December 31, 2009, thus decreasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2009 was 8.4% as compared to a rate of 9.0% for 2008. The 2010 lapse rate to date has been approximately the same as 2009.

At June 30, 2010, $20,389,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of June 30, 2010. Based on that assessment the Company believes that, at June 30, 2010, its internal control over financial reporting was effective.

(b)  Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is exposed to the risk that certain third party purchasers could have claims against the Company requiring it to repurchase alleged defective mortgage loans or to indemnify such purchasers against any losses related to such loans.  There have been assertions in third party purchaser correspondence that SecurityNational Mortgage sold mortgage loans that allegedly contained misrepresentations or experienced early payment defaults, or that were otherwise allegedly  defective or not in compliance with agreements between SecurityNational Mortgage and the third party investors.  As a result of these claims, third party investors, including Bank of America – Countrywide Home Loans, Inc. (“Bank of America”), Wells Fargo Funding, Inc. (“Wells Fargo”) and JP Morgan Chase Bank – EMC Mortgage Corp. (“JP Morgan Chase”), have made demands that SecurityNational Mortgage repurchase certain alleged defective mortgage loans that were sold to such investors or indemnify them against any losses related to such loans.  The number of these claims and demands has accelerated during the past several months.

As of June 30, 2010, Bank of America, Wells Fargo and JP Morgan Chase had made claims representing actual demands against SecurityNational Mortgage with potential losses of  approximately $25,000,000 and potential claims representing claims that could be pending against SecurityNational Mortgage with additional potential losses of approximately $25,000,000.  Thus, as of June 30, 2010, Bank of America, Wells Fargo and JP Morgan Chase had made claims and potential claims against SecurityNational Mortgage with total potential losses of approximately $50,000,000.  These claims are significantly greater than the net asset value of SecurityNational Mortgage, which was $17,500,000 on June 30, 2010, and its reserve for mortgage loan loss, which was $9,891,000 on June 30, 2010.

The Company disagrees with the claims and potential claims asserted by Bank of America, Wells Fargo and JP Morgan Chase against SecurityNational Mortgage and believes it has significant defenses to these claims.  Notwithstanding, SecurityNational Mortgage has been engaged in recent settlement discussions with Bank of America and Wells Fargo in an attempt to settle their claims.  Although SecurityNational Mortgage has in the past negotiated settlements of claims of this nature, there can be no assurance that SecurityNational Mortgage will be successful in negotiating settlement agreements with Bank of America or Wells Fargo on acceptable terms.

If SecurityNational Mortgage is unable to negotiate acceptable settlements with Bank of America, Wells Fargo and JP Morgan Chase, legal action may ensue relative to amounts that the banks claim are allegedly due.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against the claims asserted by these banks to the extent that a substantial  judgment were entered against SecurityNational Mortgage that is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.  Because the Company has not entered into any agreements or guarantees with Bank of America, Wells Fargo or JP Morgan Chase in regards to these claims, the Company believes these banks would only have claims against SecurityNational Mortgage and not against the Company or its subsidiaries other than SecurityNational Mortgage.

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

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The Company accrues a monthly allowance for indemnification losses to investors based on the Company’s historical experience. The amount accrued for the six months ended June 30, 2010 and 2009 was $1,527,000 and $5,053,000, respectively, and the charge to expense has been included in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses, and, as of June 30, 2010 and 2009 the balance was $9,891,000 and $7,833,000, respectively.

The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of the balance sheet date. The loan loss reserve may not be adequate, however, for claims and potential claims asserted by Bank of America, Wells Fargo and JP Morgan Chase if SecurityNational Mortgage is unable to negotiate acceptable settlement agreements with these banks, litigation ensues, and SecurityNational Mortgage is not successful in what it believes are its significant defenses to these claims. In such event, a substantial judgment could be entered against SecurityNational Mortgage that exceeds the amount of the loan loss reserve.

As of June 30, 2010, the Company’s long term mortgage loan portfolio contained mortgage loans of $19,591,000 in unpaid principal with delinquencies more than 90 days. Of this amount $9,205,000 in mortgage loans were in foreclosure proceedings. The Company has not received nor recognized any interest income on the $19,591,000 in mortgage loans with delinquencies more than 90 days. During the three and six months ended June 30, 2010, the Company has increased its allowance for mortgage loan losses by $4,000 and $171,000, respectively, which allowance was charged to loan loss expense and is included in other selling, general and administrative expenses for the period. The allowance for mortgage loan losses as of June 30, 2010 and December 31, 2009 was $6,795,000 and $6,809,000, respectively.

Also, at June 30, 2010, the Company had foreclosed on a total of $51,662,000 in long term mortgage loans, of which $7,411,000 in loans were foreclosed on and reclassified as real estate during the six months ended June 30, 2010. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its life, cemeteries and mortuaries, and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreement at June 30,  2010 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of June 30, 2010, there were $131,803,000 in mortgage loans in which settlements with third party investors were still pending. Generally, when mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage is in the process of renewing one of its loan purchase agreements that expired on January 31, 2010 for an additional one year term. SecurityNational Mortgage continues to sell mortgage loans to such warehouse bank while negotiating the renewal of the loan purchase agreement.

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

None

Item 3.            Defaults Upon Senior Securities.

None

Item 4.            Submission of Matters to a Vote of Security Holders.

None

Item 5.            Other Information.

On May 24, 2010, Security National Life completed a stock purchase transaction with American Life and Security Corporation (“American Life”), a Nebraska domiciled insurance company, to sell all the outstanding shares of common stock of Capital Reserve to American Life and its shareholders. Under the terms of the stock purchase agreement, American Life paid Security National Life, at closing, purchase consideration equal to the capital and surplus of Capital Reserve as of May 24, 2010 in the amount of $1,692,576, plus additional consideration in the amount of $105,000 for a total of $1,797,576. This sale is in accordance with the Agreement and Plan of Complete Liquidation to liquidate the Capital Reserve into Security National Life in the same manner as the liquidation described in Private Letter Ruling 9847027 in order to achieve the same tax treatment and consequences under Section 332 of the Internal Revenue code of 1986, as amended, and other applicable provisions described in such Letter Ruling.  American Life did obtain approvals from the Nebraska and Missouri insurance departments in order to complete this transaction.

On June 4, 2010, Security National Life entered into an Indemnity Coinsurance Reinsurance Agreement with American Life effective January 1, 2010.  Security National Life ceded to American Life 100% of a block of deferred annuities in the amount of $2,678,931 and a block of whole life policies in the amount of $1,048,134 along with the net due and deferred premiums in the amount of $12,305, the advance premiums in the amount of $353, the claims liability in the amount of $14,486 and the net policy loans in the amount of $128,487 for the said block of whole life as of January 1, 2010. The total initial consideration of $3,601,112 cash was wired to Wells Fargo as Custodian of the assets. American Life has control of said assets subject to the terms of the Custodial Agreement. American Life agreed to pay Security National Life an initial ceding commission of $350,000 and a management fee of $3,500 per quarter to administer the policies.  American Life agreed to indemnify Security National Life 100% for these contracts and risks. The initial term on this agreement shall be for a period of one year from the effective date of this agreement. Subsequent to the one year term, this agreement shall be automatically renewed unless American Life notifies Security National Life of its intention not to renew in writing, no less than one hundred eighty days prior to the expiration of the then current agreement. Each automatic renewal period of this agreement shall be for a term on one year. The accounting and settlement of this agreement will be on a calendar-quarter basis and calculated as per the Reinsurance Agreement.

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
10.11Stock Purchase Agreement among Security National Life Insurance Company, Southern Security Life Insurance Company, and the shareholders of Southern Security Life Insurance Company (10)
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

Current report on Form 8-K, as filed on July 13, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: August 13, 2010	/s/ George R. Quist
George R. Quist
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2010	/s/ Stephen M. Sill
Stephen M. Sill
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)