Form 10-Q
period 2010-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2010-11-15
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2010, or

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

(801) 264-1060 (Registrant’s telephone number, including area code)

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
November 12, 2010

Class C Common Stock, $.20 par value	9,200,145
Title of Class	Number of Shares Outstanding as of
November 12, 2010

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2010

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	September 30, 2010	December 31, 2009
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$100,614,704	$115,832,300
Fixed maturity securities, available for sale, at estimated fair value	135,454	1,149,523
Equity securities, available for sale, at estimated fair value	6,686,738	5,786,614
Mortgage loans on real estate and construction loans, held for investment net of allowances for losses of $7,093,550 and $6,808,803 for 2010 and 2009, respectively	97,181,360	103,290,076
Real estate held for investment, net of accumulated depreciation and allowances for losses of $4,851,855 and $4,046,272 for 2010 and 2009, respectively	54,913,589	46,901,832
Policy, student and other loans, net of allowances for doubtful accounts	16,250,443	18,145,029
Short-term investments	1,056,685	7,144,319
Accrued investment income	1,913,315	2,072,495
Total investments	278,752,288	300,322,188
Cash and cash equivalents	26,531,667	39,463,803
Mortgage loans sold to investors	94,150,703	39,269,598
Receivables, net	11,502,991	10,873,207
Restricted assets of cemeteries and mortuaries	2,981,336	2,593,413
Cemetery perpetual care trust investments	1,310,899	1,104,046
Receivable from reinsurers	4,576,812	5,776,780
Cemetery land and improvements	11,106,659	10,987,833
Deferred policy and pre-need contract acquisition costs	35,462,412	34,087,951
Property and equipment, net	11,359,905	11,994,284
Value of business acquired	9,257,600	10,252,670
Goodwill	1,075,039	1,075,039
Other	3,338,234	2,776,086

Total Assets	$491,406,545	$470,576,898

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	September 30, 2010	December 31, 2009
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$343,670,931	$336,343,433
Unearned premium reserve	5,119,116	4,780,645
Bank loans payable	26,792,271	8,656,245
Notes and contracts payable	221,234	283,744
Deferred pre-need cemetery and mortuary contract revenues	13,212,329	13,381,662
Cemetery perpetual care obligation	2,849,536	2,756,174
Accounts payable	2,427,963	2,601,149
Other liabilities and accrued expenses	20,945,741	24,623,535
Income taxes	15,621,216	17,344,869
Total liabilities	430,860,337	410,771,456

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 8,741,852 shares in 2010 and 8,730,227 shares in 2009	17,483,704	17,460,454
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 9,200,145 shares in 2010 and 9,214,211 in 2009	1,840,029	1,842,842
Additional paid-in capital	19,687,388	19,191,606
Accumulated other comprehensive income, net of taxes	1,651,984	1,593,327
Retained earnings	23,150,395	23,178,944
Treasury stock at cost - 1,333,664 Class A shares in 2010 and 1,454,974 Class A shares in 2009	(3,267,292)	(3,461,731)

Total stockholders' equity	60,546,208	59,805,442

Total Liabilities and Stockholders' Equity	$491,406,545	$470,576,898

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Insurance premiums and other considerations	$9,249,421	$9,622,381	$28,902,805	$28,716,070
Net investment income	4,860,315	4,803,809	14,616,096	16,107,643
Net mortuary and cemetery sales	2,973,291	2,584,846	8,996,452	8,958,092
Realized gains on investments and other assets	718,446	459,363	1,372,363	752,132
Mortgage fee income	28,686,744	30,734,493	73,432,864	110,534,277
Other	186,487	449,775	1,300,789	1,088,482
Total revenues	46,674,704	48,654,667	128,621,369	166,156,696

Benefits and expenses:
Death benefits	4,587,639	4,417,986	14,451,976	13,827,134
Surrenders and other policy benefits	461,203	362,894	1,103,834	1,238,804
Increase in future policy benefits	3,664,300	4,134,055	11,753,649	11,156,238
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,623,542	1,452,899	4,339,167	5,132,219
Selling, general and administrative expenses:
Commissions	16,917,406	17,702,231	44,929,148	59,148,409
Salaries	6,728,178	7,029,507	20,773,759	20,655,984
Provision for loan losses and loss reserve	1,640,840	3,489,830	3,741,354	13,924,452
Other	8,797,975	8,953,745	24,451,140	27,546,069
Interest expense	842,549	483,051	2,152,755	2,246,045
Cost of goods and services sold-mortuaries and cemeteries	597,886	561,983	1,699,533	1,790,584
Total benefits and expenses	45,861,518	48,588,181	129,396,315	156,665,938

Earning (loss) before income taxes	813,186	66,486	(774,946)	9,490,758
Income tax benefit (expense)	(309,757)	(3,437)	746,562	(3,104,310)

Net earnings (loss)	$503,429	$63,049	$(28,384)	$6,386,448

Net earnings (loss) per Class A Equivalent common share (1)	$0.06	$0.01	$0.00	$0.83

Net earnings (loss) per Class A Equivalent common share-assuming dilution (1)	$0.06	$0.01	$0.00	$0.83

Weighted-average Class A equivalent common share outstanding (1)	8,313,160	7,747,304	8,267,408	7,698,171

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	8,400,983	7,864,147	8,467,408	7,698,171

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net cash provided (used) by operating activities	$(46,765,822)	$13,984,418

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(7,637,611)	(9,263,264)
Calls and maturities - fixed maturity securities	24,507,847	18,894,983
Securities available for sale:
Purchase - equity securities	(4,358,860)	(3,337,640)
Sales - equity securities	3,509,569	3,620,935
Purchase of short-term investments	(6,220,779)	(16,732,142)
Sales of short-term investments	12,308,413	17,234,580
Sales (Purchase) of restricted assets	(382,899)	1,615,632
Changes in assets for perpetual care trusts	(217,757)	(182,023)
Amount received for perpetual care trusts	93,362	89,453
Mortgage, policy, and other loans made	(78,542,784)	(66,250,817)
Payments received for mortgage, policy and other loans	74,413,760	60,540,550
Purchase of property and equipment	(664,417)	(579,740)
Disposal of property and equipment	-	845
Purchase of real estate	(1,362,865)	(2,301,340)
Sale of real estate	4,640,479	2,847,495
Net cash provided by investing activities	20,085,458	6,197,507

Cash flows from financing activities:
Annuity contract receipts	6,445,453	6,839,117
Annuity contract withdrawals	(10,725,043)	(10,525,938)
Repayment of bank loans on notes and contracts	(1,247,182)	(1,027,511)
Change in line of credit borrowings	19,275,000	(225,000)
Net cash provided (used) by financing activities	13,748,228	(4,939,332)

Net change in cash and cash equivalents	(12,932,136)	15,242,593

Cash and cash equivalents at beginning of period	39,463,803	19,914,110

Cash and cash equivalents at end of period	$26,531,667	$35,156,703

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$12,146,777	$22,000,875

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

1)       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K (file number 000-9341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

2)       Recent Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts: In October 2010, the FASB issued guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts.  This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company has not yet determined the effect, if any, the adoption of this guidance will have on its consolidated financial statements.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

3)      Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of September 30, 2010 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2010:
Fixed maturity securities held to maturity
carried at amortized cost:
Bonds:
U.S. Treasury securities
and obligations of U.S.
Government agencies	$2,707,657	$476,934	$-	$3,184,591

Obligations of states and
political subdivisions	1,804,968	163,233	(16,147)	1,952,054

Corporate securities including
public utilities	87,769,462	8,490,222	(639,599)	95,620,085

Mortgage-backed securities	6,745,329	301,842	(665,117)	6,382,054

Redeemable preferred stock	1,587,288	66,380	(472)	1,653,196

Total fixed maturity
securities held to maturity	$100,614,704	$9,498,611	$(1,321,335)	$108,791,980

Securities available for sale carried at
estimated fair value:

Fixed maturity securities available for sale:
U.S. Treasury securities
and obligations of U.S.
Government agencies	$98,341	$37,113	$-	$135,454

Total fixed maturity securities
available for sale	$98,341	$37,113	$-	$135,454

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

3)      Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2010:

Equity securities available for sale
at estimated fair value:

Non-redeemable preferred stock	$20,281	$-	$(3,631)	$16,650

Common stock:

Industrial, miscellaneous and all other	6,682,540	557,384	(569,836)	6,670,088

Total equity securities available for sale
at estimated fair value	$6,702,821	$557,384	$(573,467)	$6,686,738

Total securities available for sale
carried at estimated fair value	$6,801,162	$594,497	$(573,467)	$6,822,192

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$59,822,262
Residential construction	18,676,700
Commercial	25,775,948
Less: Allowance for loan losses	(7,093,550)
Total mortgage loans on real estate and
construction loans held for investment	$97,181,360

Real estate at cost – net of depreciation and allowance	$54,913,589

Policy, student and other loans at
amortized cost - net of allowance for doubtful accounts	$16,250,443

Short-term investments at amortized cost	$1,056,685

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

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
September 30, 2010 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

3)     Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed-maturities securities, which are carried at amortized cost, at September 30, 2010 and December 31, 2009. The unrealized losses were primarily related to interest rate fluctuations or spread-widening, and mortgage and other asset-backed securities. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed-maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At September 30, 2010
Interest rate or spread widening	$177,372	11	$478,846	27	$656,218
Mortgage and other
asset-backed securities	3,316	1	661,801	4	665,117
Total unrealized losses	$180,688	12	$1,140,647	31	$1,321,335
Fair Value	$5,152,026		$8,674,647		$13,826,673

At December 31, 2009
Interest rate or spread widening	$580,244	37	$2,320,148	70	$2,900,392
Mortgage and other
asset-backed securities	31,337	3	1,307,479	5	1,338,816
Total unrealized losses	$611,581	40	$3,627,627	75	$4,239,208
Fair Value	$17,777,172		$22,641,536		$40,418,708

As of September 30, 2010, the average market value of the related fixed maturities was 91.3% of amortized cost and the average market value was 90.5% of amortized cost as of December 31, 2009. During the first nine months ended September 30, 2010 and for the year ended December 31, 2009, an other-than-temporary decline in market value resulted in the recognition of an impairment loss on fixed maturity securities of $60,000 and $326,000, respectively. No other-than-temporary impairment loss was considered to exist for these fixed maturities as of September 30, 2010 and December 31, 2009.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

3)     Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at September 30, 2010 and December 31, 2009. The unrealized losses were primarily the result of decreases in market value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At September 30, 2010
Non-redeemable preferred stock	$-	-	$3,631	2	$3,631
Industrial, miscellaneous and all other	337,296	52	232,540	13	569,836
Total unrealized losses	$337,296	52	$236,171	15	$573,467
Fair Value	$2,050,239		$592,869		$2,643,108

At December 31, 2009
Non-redeemable preferred stock	$-	-	$5,061	2	$5,061
Industrial, miscellaneous and all other	55,287	23	253,714	16	309,001
Total unrealized losses	$55,287	23	$258,775	18	$314,062
Fair Value	$1,007,525		$660,809		$1,668,334

As of September 30, 2010, the average market value of the equity securities available for sale was 82.2% of the original investment and the average market value was 84.2% of the original investment as of December 31, 2009. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. No other-than-temporary impairment loss on equity securities was determined to exist as of September 30, 2010 and December 31, 2009.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

3)     Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2010	$432,082	$434,627
Due in 2011 through 2014	16,879,403	18,373,262
Due in 2015 through 2019	33,439,909	37,268,153
Due after 2019	41,530,693	44,680,688
Mortgage-backed securities	6,745,329	6,382,054
Redeemable preferred stock	1,587,288	1,653,196
Total held to maturity	$100,614,704	$108,791,980

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in 2010	$-	$-
Due in 2011 through 2014	-	-
Due in 2015 through 2019	-	-
Due after 2019	98,341	135,454
Non-redeemable preferred stock	20,281	16,650
Common stock	6,682,540	6,670,088
Total available for sale	$6,801,162	$6,822,192

The Company’s realized gains and losses from investments and other assets are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Fixed maturity securities held
to maturity:
Gross realized gains	$862,457	$17,202	$1,158,469	$86,838
Gross realized losses	(289,445)	(462)	(542,369)	(1,042)

Securities available for sale:
Gross realized gains	64,337	497,570	512,329	724,506
Gross realized losses	(12,323)	(54,947)	(55,396)	(66,296)

Other assets	93,420	-	299,330	8,126
Total	$718,446	$459,363	$1,372,363	$752,132

Generally gains and losses from held to maturity securities are a result of early calls and related amortization of premiums or discounts. However, credit losses of $30,000 and $326,000 were recognized during the three months ended September 30, 2010 and 2009, respectively, and credit losses of $60,000 and $326,000 were recognized during the nine months ended September 30, 2010 and 2009, respectively, from other-than-temporary declines in market value of held to maturity securities.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

3)     Investments (Continued)

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 11.0%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At September 30, 2010, the Company has 43%, 11% and 14% of its mortgage loans from borrowers located in the states of Utah, Florida and California, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $7,093,550 and $6,808,803 at September 30, 2010 and December 31, 2009, respectively.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available for sale securities) at September 30, 2010, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	Three Month Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Fixed maturity securities	$1,718,143	$1,762,269	$5,258,146	$5,346,221
Equity securities	61,243	199,509	174,017	605,596
Mortgage loans on real estate	1,350,731	1,347,343	4,349,326	4,223,602
Real estate	453,281	301,198	1,221,181	1,100,579
Policy, student and other loans	227,813	235,344	673,205	667,090
Short-term investments, principally gains on sale of
mortgage loans and other	1,892,361	1,593,615	5,070,224	5,998,995
Gross investment income	5,703,572	5,439,278	16,746,099	17,942,083
Investment expenses	(843,257)	(635,469)	(2,130,003)	(1,834,440)
Net investment income	$4,860,315	$4,803,809	$14,616,096	$16,107,643

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of $417,208 and $150,051 for three months ended September 30, 2010 and 2009, respectively, and $1,123,517  and $516,201 for the nine months ended September 30, 2010 and 2009, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,304,013 at September 30, 2010 and $10,614,292 at December 31, 2009. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

4)      Comprehensive Income

For the three months ended September 30, 2010 and 2009, total comprehensive income (loss) amounted to $1,196,041 and $94,495, respectively.

For the nine months ended September 30, 2010 and 2009, total comprehensive income (loss) amounted to $30,273 and $7,557,231, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

5)      Stock-Based Compensation

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation expense for options issued of $135,569 and $89,100 has been recognized for these plans for the quarters ended September 30, 2010 and 2009, respectively, and $405,258 and $380,711 for the nine months ended September 30, 2010 and 2009, respectively. Deferred tax credit has been recognized related to the compensation expense of $46,093 and $30,294 for the quarters ended September 30, 2010 and 2009, respectively, and $137,788 and $129,442 for the nine months ended September 30, 2010 and 2009, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

6)     Capital Stock

The Company has two classes of common stock with shares outstanding, Class A and Class C. Class C shares are convertible into Class A shares at any time on a ten to one ratio. The three months and year to date September 30, 2010 decrease in outstanding Class C shares and the corresponding increase in Class A shares was due to conversion of Class C to Class A common stock. The decrease in treasury stock was the result of treasury stock being used to fund the Company’s 401-K and Deferred Compensation plans.

7)     Earnings (Loss) Per Share

The basic and diluted earnings (loss) per share amounts were calculated as follows:

	Three Months Ended September 30,
	2010	2009
Numerator:
Net earnings	$503,429	$63,049
Denominator:
Basic weighted-average shares outstanding	8,313,160	7,747,304
Effect of dilutive securities:
Employee stock options	87,823	116,843
Dilutive potential common shares	87,823	116,843
Diluted weighted-average shares outstanding	8,400,983	7,864,147

Basic gain (loss) per share	$0.06	$0.01

Diluted gain (loss) per share	$0.06	$0.01

	Nine Months Ended September 30,
	2010	2009
Numerator:
Net earnings (loss)	$(28,384)	$6,386,448
Denominator:
Basic weighted-average shares outstanding	8,267,408	7,698,171
Effect of dilutive securities:
Employee stock options	-	-
Dilutive potential common shares	-	-
Diluted weighted-average shares outstanding	8,267,408	7,698,171

Basic gain (loss) per share	$0.00	$0.83

Diluted gain (loss) per share	$0.00	$0.83

Earnings (loss) per share amounts have been adjusted for the effect of annual stock dividends. For the three months ended September 30, 2010 and 2009 the antidilutive employee stock option shares were 1,137,074 and 303,225, respectively. For the nine months ended September 30, 2010 and 2009 the antidilutive employee stock options were 1,506,958 and 303,225, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

8)      Business Segments

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated
For the Three Months Ended
September 30, 2010
Revenues from
external customers	$13,326,904	$3,397,000	$29,950,800	$-	$46,674,704

Intersegment revenues	2,058,203	459,026	61,085	(2,578,314)	-

Segment profit (loss)
before income taxes	500,145	(343,430)	656,471	-	813,186

For the Three Months Ended
September 30, 2009
Revenues from
external customers	$14,064,364	$2,799,758	$31,790,545	$-	$48,654,667

Intersegment revenues	1,696,742	549,493	52,741	(2,298,976)	-

Segment profit (loss)
before income taxes	138,113	(428,248)	356,621	-	66,486

For the Nine Months Ended
September 30, 2010
Revenues from
external customers	$41,714,240	$10,313,048	$76,594,081	$-	$128,621,369

Intersegment revenues	6,023,605	1,284,815	179,128	(7,487,548)	-

Segment profit (loss)
before income taxes	1,966,940	(306,871)	(2,435,015)	-	(774,946)

Identifiable Assets	456,803,186	109,390,078	37,302,040	(112,088,759)	491,406,545

Goodwill	391,848	683,191	-	-	1,075,039

For the Nine Months Ended
September 30, 2009
Revenues from
external customers	$41,522,084	$9,606,021	$115,028,591	$-	$166,156,696

Intersegment revenues	4,924,358	747,662	155,337	(5,827,357)	-

Segment profit
before income taxes	205,774	(47,534)	9,332,518	-	9,490,758

Identifiable Assets	426,487,954	91,763,283	40,498,799	(93,696,810)	465,053,226

Goodwill	391,848	683,191	-	-	1,075,039

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

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
September 30, 2010 (Unaudited)

9)Disclosure about Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at September 30, 2010.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Investment in securities available for sale	$6,822,192	$6,822,192	$-	$-
Short-term investments	1,056,685	1,056,685	-	-
Restricted assets of cemeteries and mortuaries	1,999,531	1,999,531	-	-
Cemetery perpetual care trust investments	1,308,546	1,308,546	-	-
Derivatives - interest rate lock commitments	2,294,971	-	-	2,294,971
Total assets accounted for at fair value on a recurring basis	$13,481,925	$11,186,954	$-	$2,294,971

Liabilities accounted for at fair value on a recurring basis
Investment type insurance contracts	$(118,589,972)	$-	$-	$(118,589,972)
Derivatives - bank loan interest rate swaps	(146,949)	-	-	(146,949)
- call options	(109,028)	(109,028)	-	-
- interest rate lock commitments	(129,984)	-	-	(129,984)
Total liabilities accounted for at fair value on a recurring basis	$(118,975,933)	$(109,028)	$-	$(118,866,905)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2009	$(115,763,748)	$1,554,711	$(101,251)

Options sold	-	-	-

Total gains (losses):

Included in earnings	(2,826,224)	-	-

Included in other
comprehensive income (loss)	-	610,276	(45,698)

Balance - September 30, 2010	$(118,589,972)	$2,164,987	$(146,949)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

9)Disclosure about Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2009.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Investment in securities available for sale	$6,936,137	$6,936,137	$-	$-
Short-term investments	7,144,349	7,144,349	-	-
Restricted assets of cemeteries and mortuaries	1,677,273	1,677,273	-	-
Cemetery perpetual care trust investments	1,104,046	1,104,046	-	-
Derivatives - interest rate lock commitments	1,770,193	-	-	1,770,193
Total assets accounted for at fair value on a recurring basis	$18,631,998	$16,861,805	$-	$1,770,193
Liabilities accounted for at fair value on a recurring basis
Investment-type insurance contracts	$(115,763,748)	$-	$-	$(115,763,748)
Derivatives - bank loan interest rate swaps	(101,251)	-	-	(101,251)
- call options	(134,492)	(134,492)	-	-
- interest rate lock commitment	(215,481)	-	-	(215,481)
Total liabilities accounted for at fair value on a recurring basis	$(116,214,972)	$(134,492)	$-	$(116,080,480)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps
Balance - December 31, 2008	$(112,351,916)	$362,231	$(167,483)
Options sold	-	-	-
Total gains (losses):
Included in earnings	(3,411,832)	-	-
Included in other
comprehensive income	-	1,192,480	66,277
Balance - December 31, 2009	$(115,763,748)	$1,554,711	$(101,206)

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
September 30, 2010 (Unaudited)

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

Call options. The Company sells call options against equity positions of publicly traded stocks that are held in the common stock investment portfolio of the Company.   The closing price of options on the last day of the quarter is used to calculate the fair value of outstanding options.  Accounting adjustments are made to recognize gains (losses) from options activity during the period and reflected in the financial results of the Corporation.

10)    Other Business Activity

Mortgage Operations

Over fifty percent of revenue and expenses of the Company are through its wholly owned subsidiary, SecurityNational Mortgage. SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows and loan purchase agreements with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through SecurityNational Mortgage. For the nine months ended September 30, 2010 and 2009, SecurityNational Mortgage originated and sold 8,230 loans ($1,525,535,267 total volume), and 13,629 loans ($2,497,423,000 total volume), respectively. For the three months ended September 30, 2010 and 2009 SecurityNational Mortgage originated and sold 2,771 loans ($558,294,356 total volume), and 3,848 loans ($672,799,749 total volume), respectively.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreements at September 30, 2010 was $66,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of September 30, 2010, there was $179,742,952 in mortgage loans in which settlements with third party investors were still pending. Generally when certain mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage is in the process of renewing one of its loan purchase agreements that expired on June 18, 2010 for an additional one year term. SecurityNational Mortgage continues to sell mortgage loans to such warehouse bank while negotiating the renewal of the loan purchase agreement.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

10)   Other Business Activity (Continued)

Key accounting policies related to mortgage operations are as follows:

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

Real estate is carried at cost, less accumulated depreciation provided on a straight-line basis over the estimated useful lives of the properties, or is adjusted to a new basis from impairment in value, if any. Foreclosed property is carried at the lower of cost or market determined at the time of foreclosure.

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

Loan purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled. Depending on market conditions, these commitment settlement dates can be extended at a cost to the Company. Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount. The Company’s historical data shows that 99% of all loans originated by the Company are generally settled by the investors as agreed within 25 days after delivery. There are situations, however, when the Company determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in the Company’s best interest to repurchase those loans from the warehouse banks. It is the Company's policy to cure any documentation problems with respect to such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce loan purchase commitments from third-party investors concerning the loans. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedy methods include, but are not limited to:

•	Research reasons for rejection.
•	Provide additional documents.
•	Request investor exceptions.
•	Appeal rejection decision to purchase committee.
•	Commit to secondary investors.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

10)   Other Business Activity (Continued)

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

For mortgages originated and sold to investors, mortgage fee income and related expenses are recognized when the loan is originated.

As a standard in the industry, the Company receives payments on the mortgage loans during the time period between the sale date and settlement or repurchase date. During this period the Company services these loans through Security National Life, its life insurance subsidiary.

11)        Allowance for Loan Losses and Loan Loss Reserve

The Company provides allowances for losses on its mortgage loans held for investment through an allowance for loan losses (a contra-asset account) and for mortgage loans sold to investors through the mortgage loan loss reserve (a liability account). The allowance for loan losses and doubtful accounts is an allowance for losses on the Company’s mortgage loans held for investment. When a mortgage loan is past due more than 90 days, the Company, where appropriate, sets up an allowance to approximate the excess of the carrying value of the mortgage loan over the estimated fair value of the underlying real estate collateral. Once a loan is past due more than 90 days the Company does not accrue any interest income and proceeds to foreclose on the real estate. Payments received after a loan is in nonaccrual status are credited first against the interest that was accrued before it reached nonaccrual status, then against the principal balance. If a loan becomes current again, the Company resumes accruing interest. All expenses for foreclosure are expensed as incurred. Once foreclosed, the carrying value will approximate its fair value and the amount is classified as real estate.  Mortgage loans require a current appraisal at the time of underwriting and funding. The Company’s current policy is not to lend more than 80% of the appraised value unless third party mortgage insurance is obtained to insure the amount in excess of 80%. However, in prior periods loans were made in excess of the 80% threshold. If these prior period loans become delinquent more than 90 days, the amount in excess of 80% is provided for in the allowance for loan losses account.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

11)   Allowance for Loan Losses and Loan Loss Reserve (Continued)

As of September 30, 2010, the Company’s long term mortgage loan portfolio contained mortgage loans with delinquencies more than 90 days. The Company has not received nor recognized any interest income on these loans.  The following table summarizes impaired loans as of September 30, 2010 and December 31, 2009, and includes mortgage loans with delinquencies more than 90 days and mortgage loans that may otherwise be impaired.

	As of September 30, 2010	As of December 31, 2009
Impaired Loans without Allowance	$-	$-
Impaired Loans with Allowance	15,215,069	19,538,135
Balance, end of period	$15,215,069	$19,538,135

Allowance for Impaired Loans	$7,093,550	$6,808,803

On a quarterly basis, the Company performs an analysis of mortgage loans foreclosed during the period in order to verify that loans are carried on the financial statements at the lower of cost or market. The Company believes the write down to 80% of appraised value and the analysis of the loans at time of foreclosure covers the impact of further deterioration in appraised values on the properties in long term mortgages.

During the first nine months ended September 30, 2010, the Company foreclosed on $12,146,770 in long term mortgage loans and sold $4,692,302 of foreclosed property. As of September 30, 2010, the Company had a book balance of $51,152,557 in foreclosed real estate. The Company carries the foreclosed property in Security National Life, Memorial Estates and SecurityNational Mortgage, its life, cemeteries and mortuaries and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

The following is a summary of the allowance for loan losses as a contra-asset account:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$6,795,390	$5,621,574	$6,808,803	$4,780,467
Provisions for losses	298,160	1,066,136	469,241	1,908,473
Charge-offs	-	(438,754)	(184,494)	(439,984)
Balance, end of period	$7,093,550	$6,248,956	$7,093,550	$6,248,956

The mortgage loan loss reserve is an estimate of probable losses at the balance sheet date that the Company will realize in the future on mortgage loans sold to third party investors.

The loan loss reserve analysis involves mortgage loans that have been sold to third party investors where the Company has received a demand from the investor. There are generally three types of demands: make whole, repurchase, or indemnification. These types of demands are more particularly described as follows:

Make whole demand – A make whole demand occurs when an investor forecloses on a property and then sells the property. The make whole amount is calculated as the difference between the original unpaid principal balance, accrued interest and fees, less the sale proceeds.

Repurchase demand – A repurchase demand usually occurs when there is a significant payment default, error in underwriting or detected loan fraud.

Indemnification demand – On certain loans the Company has negotiated a set fee that is to be paid in lieu of repurchase. The fee varies by investor and by loan product type.

When a repurchase demand is received, the relevant data is reviewed and captured so that an estimated future loss can be calculated. The key factors that are used in the estimated loss calculation are as follows: (i) lien position, (ii) payment status, (iii) claim type, (iv) unpaid principal balance, (v) interest rate, and (vi) validity of the demand. Other data is captured and is useful for management purposes, the actual estimated loss is generally based on these key factors. The Company conducts its own review upon the receipt of a repurchase demand. In many instances, the Company is able to resolve the issues relating to the repurchase demand by the third party investor without having to make any payments to the investor.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

11)    Allowance for Loan Losses and Loan Loss Reserve (Continued)

The following is a summary of the loan loss reserve which is included in other liabilities and accrued expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$9,890,947	$7,833,133	$11,662,897	$2,775,452
Provisions for losses	1,520,934	3,501,940	4,421,255	14,617,599
Charge-offs	(733,866)	(2,362,336)	(5,406,137)	(8,420,314)
Balance, end of period	$10,678,015	$8,972,737	$10,678,015	$8,972,737

The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of the balance sheet date. The loan loss reserve may not be adequate, however, for claims asserted by Bank of America, Wells Fargo and JP Morgan Chase if SecurityNational Mortgage is unable to negotiate acceptable settlement agreements with these banks, litigation ensues, and SecurityNational Mortgage is not successful in what it believes are its significant defenses to these claims. In such event, a substantial judgment could be entered against SecurityNational Mortgage that exceeds the amount of the loan loss reserve.

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
September 30, 2010 (Unaudited)

12)   Derivative Investments (Continued)

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

The Company has adopted a strategy of selling “out of the money” call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the market value of the option.  The liability for call options is adjusted to market value at each reporting date. The market value of outstanding call options as of September 30, 2010 and December 31, 2009 was $109,028 and $134,492, respectively. In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option.  If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security.

The following table shows the fair value of derivatives as of September 30, 2010 and December 31, 2009.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$2,294,971	other assets	$1,770,193	Other liabilities	$129,984	Other liabilities	$215,481
Call Options	--	--	--	--	Other liabilities	109,028	Other liabilities	134,492
Interest rate swaps	--	--	--	--	Bank loans payable	146,949	Bank loans payable	101,206
Total		$2,294,971		$1,770,193		$385,961		$451,179

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Gross Amount Gain (Loss) Recognized in OCI
	Three Months Ended September 30,
Derivative - Cash Flow Hedging Relationships:	2010	2009
Interest Rate Lock Commitments	$282,900	$(383,076)
Interest Rate Swaps	(14,518)	(10,802)
Total	$268,382	$(393,878)

	Nine Months Ended September 30,
Derivative - Cash Flow Hedging Relationships:	2010	2009
Interest Rate Lock Commitments	$610,276	$1,279,889
Interest Rate Swaps	(45,698)	46,449
Total	$564,578	$1,326,338

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

13)   Commitments and Contingencies

On April 16, 2010, the Company’s life insurance subsidiary, Security National Life, entered into a revolving line of credit with a bank for $15,000,000.  The terms for the line of credit are interest at the LIBOR daily rate plus 2% per annum on amounts drawn and a tiered unused fee between 0% to .25% per annum on the monthly average unfunded balances.  There would not be an unused fee if the average balances drawn are 60% or more.  The line of credit matures on April 15, 2011.  The line of credit is secured by marketable fixed maturity securities.  The amount drawn on the line of credit cannot exceed 75% of  market value of the fixed maturity securities.  The main purpose of the line of credit is for additional funding capacity to originate mortgage loans for the Company’s mortgage subsidiary operations of originating and selling loans to third party investors.   Amounts drawn will be paid back once the funds are received from third party investors. As of September 30, 2010 $15,000,000 was drawn on the line.

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

The Company has entered into commitments to fund new residential construction loans. As of September 30, 2010 the Company’s commitments are $19,324,929 for these loans of which $18,692,242 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% to 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of September 30, 2010). Maturities range between six and twelve months.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreements at September 30, 2010 was $66,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of September 30, 2010, there were $179,742,952 in mortgage loans in which settlements with third party investors were still pending. Generally, when certain mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage is in the process of renewing one of its loan purchase agreements that expired on June 18, 2010 for an additional one year term. SecurityNational Mortgage continues to sell mortgage loans to such warehouse bank while negotiating the renewal of the loan purchase agreement.

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
September 30, 2010 (Unaudited)

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

During 2007 and 2008, SecurityNational Mortgage made $1,730,000 in total payments to Aurora Loan Services pursuant to the Indemnification Agreement. During the year ended December 31, 2009 and the nine months ended September 30, 2010 SecurityNational Mortgage made payments to Aurora Loan Services of $1,174,082 and $750,000, respectively. When SecurityNational Mortgage entered into the Indemnification Agreement, it anticipated using basis point holdbacks from loan production credits toward satisfying the $125,000 monthly obligations. Because Aurora Loan Services discontinued purchasing mortgage loans from SecurityNational Mortgage shortly after the Indemnification Agreement was executed, SecurityNational Mortgage has not had the benefit of using the basis point holdbacks toward payment of the $125,000 monthly obligations.

During 2008 and 2009, funds were paid out of the reserve account to indemnify $2,732,000 in losses from 34 mortgage loans that were among the 54 mortgage loans with alleged breaches which were listed on the attachment to the Indemnification Agreement.  For the nine months ended September 30, 2010, an additional $375,000 was paid out of the reserve account on two additional loans. The estimated potential losses from the remaining 18 mortgage loans listed on the attachment, which would require indemnification by SecurityNational Mortgage for such losses, is $2,259,887. During 2008, 2009 and the nine months ended September 30, 2010, the Company recognized losses related to this matter of $1,636,000, $1,032,000, and $1,162,223 respectively; however, management cannot fully determine the total losses, if any, nor the rights that the Company may have as a result of Lehman Brothers’ and Aurora Loan Services’ refusal to purchase subsequent loans under the Indemnification Agreement. The Company has estimated and accrued $1,020,887 for losses under the Indemnification Agreement as of September 30, 2010.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

13)   Commitments and Contingencies (Continued)

Bank of America, Wells Fargo and JP Morgan Chase

There have been assertions in third party investor correspondence that SecurityNational Mortgage sold mortgage loans that allegedly contained misrepresentations or experienced early payment defaults, or that were otherwise allegedly  defective or not in compliance with agreements between SecurityNational Mortgage and the third party investors.  As a result of these claims, third party investors, including Bank of America – Countrywide Home Loans, Inc. (“Bank of America”), Wells Fargo Funding, Inc. (“Wells Fargo”) and JP Morgan Chase Bank – EMC Mortgage Corp. (“JP Morgan Chase”), have made demands that SecurityNational Mortgage repurchase certain alleged defective mortgage loans that were sold to such investors or indemnify them against any losses related to such loans.  The number of these claims and demands has accelerated during the past several months.

As of September 30, 2010, Bank of America, Wells Fargo and JP Morgan Chase had made claims representing actual demands against SecurityNational Mortgage to repurchase mortgage loans or to indemnify against losses related to such loans with total potential losses of such claims of approximately $32,000,000. These claims are greater than the net asset value of SecurityNational Mortgage, which was $17,500,000 on September 30, 2010, and its reserve for mortgage loan loss, which was $10,678,015 on September 30, 2010.  The Company disagrees with the claims asserted by Bank of America, Wells Fargo and JP Morgan Chase against SecurityNational Mortgage and believes it has significant defenses to these claims.

SecurityNational Mortgage has been involved in recent settlement discussions with Bank of America and Wells Fargo in an attempt to settle their claims. If SecurityNational Mortgage is unable to negotiate acceptable settlements with Bank of America, Wells Fargo and JP Morgan Chase, legal action may ensue relative to amounts that the banks claim are allegedly due.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against the claims asserted by these banks to the extent that a substantial  judgment were entered against SecurityNational Mortgage that is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.

Termination of Business Relationship with Bank of America

During the recent settlement discussions with Bank of America, Bank of America made a settlement proposal to SecurityNational Mortgage.  When SecurityNational Mortgage declined to accept the settlement proposal, which it regarded as unreasonable and onerous, Bank of America notified SecurityNational Mortgage by letter dated October 20, 2010, of its decision to terminate its business relationship with SecurityNational Mortgage.  In particular, the letter provided notice of termination of the Loan Purchase Agreement, dated September 27, 1994 (the “Loan Purchase Agreement”), between SecurityNational Mortgage and Countrywide Funding Corporation.  As a result, Bank of America will no longer be accepting any new commitments for mortgage loans from SecurityNational Mortgage.  However, Bank of America has continued to purchase mortgage loans from SecurityNational Mortgage where mortgage loan commitments had been made before October 20, 2010.

Bank of America further stated in the October 20, 2010 letter that termination of its business relationship with SecurityNational Mortgage would not affect the obligations, representations, warranties or indemnifications by SecurityNational Mortgage under mortgage loans previously sold to Bank of America under the Loan Purchase Agreement.  Accompanying the termination letter to SecurityNational Mortgage was a notice letter from Bank of America, also dated October 20, 2010.  In the notice letter Bank of America stated that it was withdrawing all prior and pending settlement proposals involving SecurityNational Mortgage and Security National Financial Corporation.  Bank of America also stated that it intended to exercise certain rights under the Loan Purchase Agreement by debiting $5,970,941 from amounts in the “Over/Under Account” that it had been holding for the benefit of SecurityNational Mortgage.  Bank of America also maintained it had the right to debit additional amounts credited to the “Over/Under Account” for payment of additional obligations that SecurityNational Mortgage allegedly owed to Bank of America.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

13)   Commitments and Contingencies (Continued)

The Company believes that Bank of America wrongfully applied the $5,970,941 from the “Over/Under Account” toward payment of outstanding obligations that SecurityNational Mortgage allegedly owed to Bank of America.  In a letter of October 22, 2010 to Bank of America, SecurityNational Mortgage stated, without waiving any of its rights against Bank of America, that it objected to Bank of America debiting $5,970,941 from the “Over/Under Account,” as well as any amount attempted to be debited thereafter without specific written approval of SecurityNational Mortgage.  SecurityNational Mortgage had sent letters to Bank of America requesting a withdrawal of funds from the “Over/Under Account” before Bank of America had debited the $5,970,941 from the account.  SecurityNational Mortgage is currently determining what action to take against Bank of America for wrongfully debiting the funds from the “Over/Under Account.”  As a result of the termination of the business relationship with Bank of America, SecurityNational Mortgage will have less flexibility on pricing when selling mortgage loans to third party investors.  In addition, with the loss of Bank of America’s Early Purchase Program for mortgage loans sold to Bank of America, it will take longer for SecurityNational Mortgage to sell its mortgage loans to third party investors.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

13)   Commitments and Contingencies (Continued)

Florida Office of Insurance Regulation Decision

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

14)   Other Business Activity

On May 24, 2010, Security National Life completed a stock purchase transaction with American Life and Security Corporation (“American Life”), a Nebraska domiciled insurance company, to sell all the outstanding shares of common stock of Capital Reserve to American Life and its shareholders. Under the terms of the stock purchase agreement, American Life paid Security National Life, at closing, purchase consideration equal to the capital and surplus of Capital Reserve as of May 24, 2010 in the amount of $1,692,576, plus additional consideration in the amount of $105,000 for a total of $1,797,576. This sale was in accordance with the Agreement and Plan of Complete Liquidation to liquidate the Capital Reserve into Security National Life in the same manner as the liquidation described in Private Letter Ruling 9847027 in order to achieve the same tax treatment and consequences under Section 332 of the Internal Revenue code of 1986, as amended, and other applicable provisions described in such Letter Ruling.  American Life obtained approvals from the Nebraska and Missouri insurance departments in order to complete this transaction.

On June 4, 2010, Security National Life entered into an Indemnity Coinsurance Reinsurance Agreement with American Life effective January 1, 2010. Security National Life ceded to American Life a block of deferred annuities in the amount of $2,678,931 and a block of whole life policies in the amount of $1,048,134 along with the net due and deferred premiums in the amount of $12,305, the advance premiums in the amount of $353, the claims liability in the amount of $14,486 and the net policy loans in the amount of $128,487 for the said block of whole life as of January 1, 2010. The total initial consideration of $3,601,112 in cash was wired to Wells Fargo as custodian of the assets. American Life has control of the assets subject to the terms of the custodial agreement. American Life agreed to pay Security National Life an initial ceding commission of $375,000 and a management fee of $3,500 per quarter to administer the policies.  American Life also agreed to indemnify Security National Life for these contracts and risks. The initial term on this Agreement will be for a period of one year from the effective date of this Agreement. Subsequent to the one year term, this Agreement will be automatically renewed unless American Life notifies Security National Life of its intention not to renew in writing, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period of this Agreement will be for a term of one year. The accounting and settlement of this Agreement will be on a calendar-quarter basis and calculated as per the Reinsurance Agreement.

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

Results of Operations

Mortgage Operations

Overview

Over fifty percent of revenues and expenses of the Company are through its wholly owned subsidiary SecurityNational Mortgage. SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows and loan purchase agreements with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through SecurityNational Mortgage. For the nine months ended September 30, 2010 and 2009, SecurityNational Mortgage originated and sold 8,230 loans ($1,525,535,267 total volume), and 13,629 loans ($2,497,423,000 total volume), respectively. For the three months ended September 30, 2010 and 2009, SecurityNational Mortgage originated and sold 2,771 loans ($558,294,356 total volume), and 3,848 loans ($672,799,749 total volume), respectively.

The loan volume in 2009 was higher than 2010 primarily due to greater refinancing activity in 2009.  For the first six months of  2010 the loan volume was primarily for home purchases and was lower due to the slow-down in the economy, the low demand in the housing sector, and new regulations as it relates to mortgage origination and lending activities. For the third quarter of 2010 the loan volume has increased due to refinancing activity.  SecurityNational Mortgage expects the loan volume for the rest of the year to be at the $160,000,000 to $200,000,000 per month range compared to $250,000,000 to $300,000,000 per month range in 2009 and has taken steps to reduce staff and funding costs to these levels of production.

The following table shows the condensed financial results for the three and nine months ended September 30, 2010 and 2009.  See the footnote 8 of the Notes to Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2010	2009	% Increase (Decrease)	2010	2009	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$24,421	$24,682	(1%)	$63,607	$84,363	(25%)
Secondary gains from investors	5,530	7,108	(22%)	12,987	30,665	(58%)
Total	$29,951	$31,790	(6%)	$76,594	$115,028	(33%)
Earnings (Losses) before income taxes	$656	$357	84%	$(2,435)	$9,332	(126%)

Overall this decrease in profitability for the nine months is due to the lower loan volume and lower secondary gains from investors. However, the third quarter profitability improved due to increased loan volume for the quarter.

Significant Accounting Policies

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to unaffiliated warehouse banks. The total amount available to originate loans under these loan purchase agreements at September 30, 2010 was $66,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of September 30, 2010, there was $179,742,952 in mortgage loans in which settlements with third party investors were still pending. Generally, when mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage is in the process of renewing one of its loan purchase agreements that expired on June 18, 2010 for an additional one year term. SecurityNational Mortgage continues to sell mortgage loans to such warehouse bank while negotiating the renewal of the loan purchase agreement.

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

Loan purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled. Depending on market conditions, these commitment settlement dates can be extended at a cost to the Company. Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount. The Company’s historical data shows that 99% of all loans originated by SecurityNational Mortgage are generally settled by the investors as agreed within 25 days after delivery. There are situations, however, when the Company determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in its best interest to repurchase those loans from the warehouse banks. It is the Company's policy to cure any documentation problems with respect to such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce loan purchase commitments from third-party investors concerning the loans. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedy methods include, but are not limited to:

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

As of September 30, 2010, the Company’s long term mortgage loan portfolio contained mortgage loans of $15,215,069 in unpaid principal with delinquencies more than 90 days. Of this amount, $10,617,000 in mortgage loans were in foreclosure proceedings. The Company has not received nor recognized any interest income on the $15,215,069 in mortgage loans with delinquencies more than 90 days. During the three and nine months ended September 30, 2010, the Company has increased its allowance for mortgage losses by $298,000 and $469,000, respectively. This allowance was charged to loan loss expense and included in other selling, general and administrative expenses for the period. The allowance for mortgage loan losses as of September 30, 2010 and December 31, 2009 was $7,093,550 and $6,809,000, respectively.

During the first nine months ended September 30, 2010, the Company foreclosed on $12,147,000 in long term mortgage loans and sold $4,692,000 of foreclosed property. As of September 30, 2010, the Company had a book balance of $51,153,000 in foreclosed real estate. The Company carries the foreclosed property in Security National Life, Memorial Estates and SecurityNational Mortgage, its life, cemeteries and mortuaries and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them.

Mortgage Loan Loss Settlements

The mortgage industry has seen the potential loan losses increase from quarter to quarter and the Company has increased its allowance accordingly. Future estimated loan losses are extremely difficult to assess, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to conservatively estimate its losses on loans sold.

The amount accrued for the three and nine months ended September 30, 2010 was $1,520,934 and $4,421,255, respectively. The amount accrued for the three and nine months ended September 30, 2009 was $3,501,940 and $14,617,599, respectively.  The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of September 30, 2010 and September 30, 2009, the balance was $10,678,015 and $8,972,737, respectively.

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

During 2007 and 2008, SecurityNational Mortgage made $1,730,000 in total payments to Aurora Loan Services pursuant to the Indemnification Agreement. During the year ended 2009 and the nine months ended September 30, 2010, SecurityNational Mortgage made payments to Aurora Loan Services of $1,174,082 and $750,000, respectively. When SecurityNational Mortgage entered into the Indemnification Agreement, it anticipated using basis point holdbacks from loan production credits toward satisfying the $125,000 monthly obligations. Because Aurora Loan Services discontinued purchasing mortgage loans from SecurityNational Mortgage shortly after the Indemnification Agreement was executed, SecurityNational Mortgage has not had the benefit of using the basis point holdbacks toward payment of the $125,000 monthly obligations.

During 2008 and 2009, funds were paid out of the reserve account to indemnify $2,732,000 in losses from 34 mortgage loans that were among the 54 mortgage loans with alleged breaches which were listed on the attachment to the Indemnification Agreement. For the three months ended September 30, 2010, an additional $375,000 was paid out of the reserve account on four additional mortgage loans. The estimated potential losses from the remaining 18 mortgage loans listed on the attachment, which would require indemnification by SecurityNational Mortgage for such losses, is $2,260,000. During 2008 and 2009, and the nine months ended September 30, 2010, the Company recognized losses related to this matter of $1,636,000, $1,032,000, and $1,162,223, respectively; however, management cannot fully determine the total losses, if any, nor the rights that the Company may have as a result of Lehman Brothers’ and Aurora Loan Services’ refusal to purchase subsequent loans under the Indemnification Agreement. The Company has estimated and accrued $1,020,887 for losses under the Indemnification Agreement as of September 30, 2010.

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

Mortgage Loan Loss Settlement Discussions

Bank of America, Wells Fargo and JP Morgan Chase

There have been assertions in third party investor correspondence that SecurityNational Mortgage sold mortgage loans that allegedly contained misrepresentations or experienced early payment defaults, or that were otherwise allegedly  defective or not in compliance with agreements between SecurityNational Mortgage and the third party investors.  As a result of these claims, third party investors, including Bank of America – Countrywide Home Loans, Inc. (“Bank of America”), Wells Fargo Funding, Inc. (“Wells Fargo”) and JP Morgan Chase Bank – EMC Mortgage Corp. (“JP Morgan Chase”), have made demands that SecurityNational Mortgage repurchase certain alleged defective mortgage loans that were sold to such investors or indemnify them against any losses related to such loans.  The number of these claims and demands has accelerated during the past several months.

As of September 30, 2010, Bank of America, Wells Fargo and JP Morgan Chase had made claims representing actual demands against SecurityNational Mortgage to repurchase mortgage loans or to indemnify against losses related to such loans with total potential losses of such claims of approximately $32,000,000. These claims are greater than the net asset value of SecurityNational Mortgage, which was $17,500,000 on September 30, 2010, and its reserve for mortgage loan loss, which was $10,678,015 on September 30, 2010.  The Company disagrees with the claims asserted by Bank of America, Wells Fargo and JP Morgan Chase against SecurityNational Mortgage and believes it has significant defenses to these claims.

SecurityNational Mortgage has been involved in recent settlement discussions with Bank of America and Wells Fargo in an attempt to settle their claims. If SecurityNational Mortgage is unable to negotiate acceptable settlements with Bank of America, Wells Fargo and JP Morgan Chase, legal action may ensue relative to amounts that the banks claim are allegedly due.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against the claims asserted by these banks to the extent that a substantial  judgment were entered against SecurityNational Mortgage that is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.

Termination of Business Relationship with Bank of America

During the recent settlement discussions with Bank of America, Bank of America made a settlement proposal to SecurityNational Mortgage.  When SecurityNational Mortgage declined to accept the settlement proposal, which it regarded as unreasonable and onerous, Bank of America notified SecurityNational Mortgage by letter dated October 20, 2010, of its decision to terminate its business relationship with SecurityNational Mortgage.  In particular, the letter provided notice of termination of the Loan Purchase Agreement, dated September 27, 1994 (the “Loan Purchase Agreement”), between SecurityNational Mortgage and Countrywide Funding Corporation.  As a result, Bank of America will no longer be accepting any new commitments for mortgage loans from SecurityNational Mortgage.  However, Bank of America has continued to purchase mortgage loans from SecurityNational Mortgage where mortgage loan commitments had been made before October 20, 2010.

Bank of America further stated in the October 20, 2010 letter that termination of its business relationship with SecurityNational Mortgage would not affect the obligations, representations, warranties or indemnifications by SecurityNational Mortgage under mortgage loans previously sold to Bank of America under the Loan Purchase Agreement.  Accompanying the termination letter to SecurityNational Mortgage was a notice letter from Bank of America, also dated October 20, 2010.  In the notice letter Bank of America stated that it was withdrawing all prior and pending settlement proposals involving SecurityNational Mortgage and Security National Financial Corporation.  Bank of America also stated that it intended to exercise certain rights under the Loan Purchase Agreement by debiting $5,970,941 from amounts in the “Over/Under Account” that it had been holding for the benefit of SecurityNational Mortgage.  Bank of America also maintained it had the right to debit additional amounts credited to the “Over/Under Account” for payment of additional obligations that SecurityNational Mortgage allegedly owed to Bank of America.

The Company believes that Bank of America wrongfully applied the $5,970,941 from the “Over/Under Account” toward payment of outstanding obligations that SecurityNational Mortgage allegedly owed to Bank of America.  In a letter of October 22, 2010 to Bank of America, SecurityNational Mortgage stated, without waiving any of its rights against Bank of America, that it objected to Bank of America debiting $5,970,941 from the “Over/Under Account,” as well as any amount attempted to be debited thereafter without specific written approval of SecurityNational Mortgage.  SecurityNational Mortgage had sent letters to Bank of America requesting a withdrawal of funds from the “Over/Under Account” before Bank of America had debited the $5,970,941 from the account.  SecurityNational Mortgage is currently determining what action to take against Bank of America for wrongfully debiting the funds from the “Over/Under Account.”  As a result of the termination of the business relationship with Bank of America, SecurityNational Mortgage will have less flexibility on pricing when selling mortgage loans to third party investors.  In addition, with the loss of Bank of America’s Early Purchase Program for mortgage loans sold to Bank of America, it will take longer for SecurityNational Mortgage to sell its mortgage loans to third party investors.

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

The following table shows the condensed financial results for the three and nine months ended September 30, 2010 and 2009.  See the footnote 8 of the Notes to Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2010	2009	% Increase (Decrease)	2010	2009	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,579	$1,444	9%	$4,792	$4,835	(1%)
Cemetery revenues	1,394	1,141	22%	4,205	4,123	2%
Other	424	215	97%	1,316	648	103%
Total	$3,397	$2,800	21%	$10,313	$9,606	7%
Earnings (Losses) before income taxes	$(343)	$(428)	19%	$(306)	$(47)	(573%)

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $208,000 and $616,000 for the three and nine months ended September 30, 2010, respectively, and $139,000 and $292,000 for the three and nine months ended September 30, 2009, respectively, Due to the economy, leasing activity for these properties is down and Memorial Estates has incurred operating losses of $231,000 and $169,000 for the three months ended September 30, 2010 and 2009, respectively, and $668,000 and $246,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

The following table shows the condensed financial results for the three and nine months ended September 30, 2010 and 2009.  See the footnote 8 of the Notes to Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2010	2009	% Increase (Decrease)	2010	2009	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$9,250	$9,622	(4%)	$28,903	$28,716	1%
Net investment income	$3,250	$3,783	(12%)	10,546	11,463	(8%)
Other	$828	$660	45%	2,266	1,343	69%
Total	$13,328	$14,065	(4%)	$41,715	$41,522	-
Intersegment revenue	$2,059	$1,696	44%	$6,024	$4,924	22%
Earnings before income taxes	$500	$138	333%	$1,967	$206	855%

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in 2010 has improved due to increases in net realized gains and losses including intersegment revenues, and insurance premiums and $350,000 ceding commission from American Life in connection with the reinsurance agreement entered into during June 2010.

Consolidation

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Total revenues decreased by $1,980,000, or 4.1%, to $46,675,000 for the three months ended September 30, 2010, from $48,655,000 for the three months ended September 30, 2009. Contributing to this decrease in total revenues was a $2,047,000 decrease in mortgage fee income, a $373,000 decrease in insurance premiums and other considerations, and a $264,000 decrease in other income. This decrease in total revenues was partially offset by a $388,000 increase in net mortuary and cemetery sales, a $259,000 increase in realized gains on investments and other assets, and a $57,000 increase in net investment income.

Insurance premiums and other considerations decreased by $373,000, or 3.9%, to $9,249,000 for the three months ended September 30, 2010, from $9,622,000 for the comparable period in 2009. This decrease was primarily the result of a decrease in first year premiums offset by an increase in renewal premiums.

Net investment income increased by $56,000, or 1.2%, to $4,860,000 for the three months ended September 30, 2010, from $4,804,000 for the comparable period in 2009. This increase was primarily attributable to an increase in rental income from residential and commercial properties and short-term interest income.

Net mortuary and cemetery sales increased by $388,000, or 15.0%, to $2,973,000 for the three months ended September 30, 2010, from $2,585,000 for the comparable period in 2009. This increase was due to an increase in at-need mortuary and cemetery sales.

Realized gains on investments and other assets increased by $259,000, or 56.4%, to $718,000 in realized gains for the three months ended September 30, 2010, from $459,000 in realized gains for the comparable period in 2009. This increase in realized gains on investments was due to gains from the sale of equity and fixed maturity securities.

Mortgage fee income decreased by $2,047,000, or 6.7%, to $28,687,000 for the three months ended September 30, 2010, from $30,734,000 for the comparable period in 2009. This decrease was primarily attributable to a reduction in the number of mortgage loans originated and lower secondary gains from third party investors.

Other revenues decreased by $264,000, or 58.5%, to $186,000 for the three months ended September 30, 2010 from $450,000 for the comparable period in 2009. This decrease was due to reductions in miscellaneous income throughout the Company's operations.

Total benefits and expenses were $45,862,000, or 98.3% of total revenues, for the three months ended September 30, 2010, as compared to $48,588,000, or 99.9% of total revenues, for the comparable period in 2009. This decrease resulted primarily from a reduced number of mortgage loans originated by SecurityNational Mortgage Company.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits decreased by an aggregate of $202,000, or 2.3%, to $8,713,000 for the three months ended September 30, 2010, from $8,915,000 for the comparable period in 2009. This decrease was primarily the result of increased death benefits of $170,000, and $98,000 in surrenders and other policy benefits offset by decreased future policy benefits of $470,000.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $171,000, or 11.7%, to $1,624,000 for the three months ended September 30, 2010, from $1,453,000 for the comparable period in 2009. This increase was due to an increase in new business.

Selling, general and administrative expenses decreased by $3,091,000, or 8.3%, to $34,084,000 for the three months ended September 30, 2010, from $37,175,000 for the comparable period in 2009. Salaries decreased by $302,000 from $7,030,000 in 2009 to $6,728,000 in 2010, primarily due to a reduction in the total number of employees. Other expenses decreased by $156,000 from $8,954,000 in 2009 to $8,798,000 in 2010 due to decreased investor fees, processing fees, and loan costs. Provision for loan losses decreased by $1,849,000 from $3,490,000 in 2009 to $1,641,000 in 2010 due primarily to lower provision for loan losses at SecurityNational Mortgage Company. Commission expenses decreased by $785,000, from $17,702,000 in the third quarter of 2009 to $16,917,000 in the third quarter of 2010, due to a reduction in mortgage loan origination costs made by SecurityNational Mortgage, an increase in sales at the cemetery operations, and a decrease in life insurance commissions during the third quarter of 2010.

Interest expense increased by $360,000, or 74.4%, to $843,000 for the three months ended September 30, 2010, from $483,000 for the comparable period in 2009. This increase was primarily due to increased borrowing from warehouse lines of $347,000, increased bank loans for the mortuary/cemetery operations of $58,000 offset by a decrease of $55,000 from the termination of a reinsurance agreement in the life operations.

Cost of goods and services sold of the mortuaries and cemeteries increased by $36,000, or 6.4%, to $598,000 for the three months ended September 30, 2010, from $562,000 for the comparable period in 2009. This increase was primarily due to an increase in at-need mortuary and cemetery sales.

For the three months ended September 30, 2010 and 2009, total comprehensive income (loss) amounted to $1,196,000 and $94,000, respectively. This increase of $1,102,000 was primarily the result of a $224,000 increase in unrealized gains in securities available for sale, an increase in net income of $437,000, and an increase of $440,000 in derivative gains related to mortgage loans.

Income taxes for the insurance segment have a lower effective tax rate of 13.6% due to the deduction for small life companies. Cemetery, mortuary and mortgage segments have an effective tax rate of 34%.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Total revenues decreased by $37,536,000, or 22.6%, to $128,621,000 for the nine months ended September 30, 2010, from $166,157,000 for the nine months ended September 30, 2009. Contributing to this decrease in total revenues was a $37,101,000 decrease in mortgage fee income and a $1,492,000 decrease in investment income.  This decrease in total revenues was partially offset by a $38,000 increase in net mortuary and cemetery sales, a $187,000 increase in insurance premiums and other considerations, a $620,000 increase in realized gains on investments and other assets, and a $212,000 increase in other revenues.

Insurance premiums and other considerations increased by $187,000, or 0.7%, to $28,903,000 for the nine months ended September 30, 2010, from $28,716,000 for the comparable period in 2009. This increase was primarily the result of additional premiums realized from new insurance sales.

Net investment income decreased by $1,492,000, or 9.3%, to $14,616,000 for the nine months ended September 30, 2010, from $16,108,000 for the comparable period in 2009. This decrease was primarily attributable to reduced interest income resulting from a reduced number of mortgage loans originated by SecurityNational Mortgage Company.

Net mortuary and cemetery sales increased by $38,000, or 0.4%, to $8,996,000 for the nine months ended September 30, 2010, from $8,958,000 for the comparable period in 2009. This increase was due to an increase in   cemetery sales.

Realized gains on investments and other assets increased by $620,000, or 82.4%, to $1,372,000 in realized gains for the nine months ended September 30, 2010, from $752,000 in realized gains for the comparable period in 2009. This increase in realized gains on investments was due to gains from the sale of equity and fixed maturity securities.

Mortgage fee income decreased by $37,101,000, or 33.6%, to $73,433,000 for the nine months ended September 30, 2010, from $110,534,000 for the comparable period in 2009. This decrease was primarily attributable to a reduction in the number of mortgage loans originated and secondary gains for third party investors.

Other revenues increased by $213,000, or 19.5%, to $1,301,000 for the nine months ended September 30, 2010 from $1,088,000 for the comparable period in 2009. This increase was due to a $350,000 ceding commission received from American Life in connection with a reinsurance agreement entered into in June 2010, a $115,000 sale of a land easement in the cemetery operations, and a reduction in miscellaneous income throughout the Company's operations.

Total benefits and expenses were $129,396,000, or 100.6% of total revenues, for the nine months ended September 30, 2010, as compared to $156,666,000, or 94.3% of total revenues, for the comparable period in 2009. This decrease resulted primarily from a reduced number of mortgage loans originated by SecurityNational Mortgage Company.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $1,087,000, or 4.1%, to $27,309,000 for the nine months ended September 30, 2010, from $26,222,000 for the comparable period in 2009. This increase was primarily the result of increased death benefits of $625,000, and increased future policy benefits of $597,000 primarily due to better persistency and more new business of traditional life products offset by a decrease of $135,000 in surrenders and other policy benefits primarily due to decreases in policyholder accumulations.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $793,000, or 15.5%, to $4,339,000 for the nine months ended September 30, 2010, from $5,132,000 for the comparable period in 2009. This decrease was due to a lower interest rate credited on the fund values of universal life policies.

Selling, general and administrative expenses decreased by $27,380,000, or 22.6%, to $93,895,000 for the nine months ended September 30, 2010, from $121,275,000 for the comparable period in 2009. Salaries increased by $118,000 from $20,656,000 in 2009 to $20,774,000 in 2010, primarily due to merit increases in salaries of existing employees offset in part by a reduction in the total number of employees. Other expenses decreased by $3,095,000 from $27,546,000 in 2009 to $24,451,000 in 2010 due to decreased investor fees, processing fees, and loan costs. Provision for loan losses decreased by $10,185,000 from $13,925,000 in 2009 to $3,741,000 in 2010 due primarily to lower provision for loan losses at SecurityNational Mortgage Company. Commission expenses decreased by $14,219,000, from $59,148,000 in the first nine months of 2009 to $44,929,000 in the first nine months of 2010, due to a reduction in mortgage loan origination costs made by SecurityNational Mortgage, a decrease in sales at the cemetery operations, and a decrease in life insurance commissions.

Interest expense decreased by $93,000, or 4.2%, to $2,153,000 for the nine months ended September 30, 2010, from $2,246,000 for the comparable period in 2009. This reduction was primarily due to decreased borrowing from warehouse lines as a result of a reduction in mortgage loans originated.

Cost of goods and services sold of the mortuaries and cemeteries decreased by $91,000, or 5.1%, to $1,700,000 for the nine months ended September 30, 2010, from $1,791,000 for the comparable period in 2009. This decrease was primarily due to a reduction in at-need mortuary sales.

For the nine months ended September 30, 2010 and 2009, total comprehensive income (loss) amounted to $30,273 and $7,557,000, respectively. This decrease of $7,527,000 was primarily the result of a $493,000 decrease in derivative losses related to mortgage loans, a decrease in net income of $6,415,000, and a $619,000 decrease in unrealized gains in securities available for sale.

Income taxes for the insurance segment have a lower effective tax rate of 13.6% due to the deduction for small life companies. Cemetery, mortuary and mortgage segments have an effective tax rate of 34%.

Liquidity and Capital Resources

The Company’s life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the maturity of held-to-maturity investments or sale of other investments. The mortgage subsidiary realizes cash flow from fees generated by originating and refinancing mortgage loans and interest earned on mortgages sold to investors. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long term and adequate to pay current policyholder claims, annuity payments, expenses on the issuance of new policies, the maintenance of existing policies, debt service, and to meet operating expenses.

During the nine months ended September 30, 2010, the Company's operations used cash of $46,766,000. This was due primarily to a $54,881,000 increase in the first nine months of 2010 in the balance of mortgage loans sold to investors. During the nine months ended September 30, 2009, the Company’s operations provided cash of $13,984,000. This was due primarily to an increase of income from operations in the first nine months of 2009.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $100,750,000 as of September 30, 2010 compared to $116,982,000 as of December 31, 2009. This represents 36.1% and 38.9% of the total investments as of September 30, 2010, and December 31, 2009, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At September 30, 2010, 6.02% (or $5,972,000) and at December 31, 2009, 6.9% (or $7,930,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at September 30, 2010.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Investment in securities available for sale	$6,822,192	$6,822,192	$-	$-
Short-term investments	1,056,685	1,056,685	-	-
Restricted assets of cemeteries and mortuaries	1,999,531	1,999,531	-	-
Cemetery perpetual care trust investments	1,308,546	1,308,546	-	-
Derivatives - interest rate lock commitments	2,294,971	-	-	2,294,971
Total assets accounted for at fair value on a recurring basis	$13,481,925	$11,186,954	$-	$2,294,971

Liabilities accounted for at fair value on a recurring basis
Investment type insurance contracts	$(118,589,972)	$-	$-	$(118,589,972)
Derivatives - bank loan interest rate swaps	(146,949)	-	-	(146,949)
- call options	(109,028)	(109,028)	-	-
- interest rate lock commitments	(129,984)	-	-	(129,984)
Total liabilities accounted for at fair value on a recurring basis	$(118,975,933)	$(109,028)	$-	$(118,866,905)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Investment Type Insurance Contracts	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2009	$(115,763,748)	$1,554,711	$(101,251)

Options sold	-	-	-

Total gains (losses):

Included in earnings	(2,826,224)	-	-

Included in other
comprehensive income (loss)	-	610,276	(45,698)

Balance - September 30, 2010	$(118,589,972)	$2,164,987	$(146,949)

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

On a quarterly basis, the Company reviews its investment in industrial, miscellaneous and all other equity securities that are in a loss position. The review involves an analysis of the securities in relation to historical values, price earnings ratios, projected earnings and revenue growth rates. Based on the analysis, a determination is made whether a security will likely recover for the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other than temporary, the security is written down to the impaired value and an impairment loss is recognized.

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

Bank loan interest rate swaps. The fair value of the interest rate swap was derived from proprietary hedges. The interest rate swaps are derivative financial instruments carried at their fair value.

Call options. The Company sells call options against equity positions of publicly traded stocks that are held in the common stock investment portfolio of the Company.   The closing price of options on the last day of the quarter is used to calculate the fair value of outstanding options.  Accounting adjustments are made to recognize gains (losses) from options activity during the period and reflected in the financial results of the Corporation.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2010, and December 31, 2009, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank debt and notes payable were $87,560,000 as of September 30, 2010, as compared to $68,745,000 as of December 31, 2009. Stockholders’ equity as a percent of total capitalization was 69.1% and 87.0% as of September 30, 2010 and December 31, 2009, respectively. Bank debt and notes payable increased $18,074,000 for the nine months ended September 30, 2010 when compared to December 31, 2009, thus decreasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2009 was 8.4% as compared to a rate of 9.0% for 2008. The 2010 lapse rate to date has been approximately the same as 2009.

At September 30, 2010, $20,867,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent Company without the approval of insurance regulatory authorities.

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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2010. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of September 30, 2010. Based on that assessment the Company believes that, at September 30, 2010, its internal control over financial reporting was effective.

(b)  Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.         Defaults Upon Senior Securities.

None

Item 4.         Submission of Matters to a Vote of Security Holders.

None

Item 5.         Other Information.

On May 24, 2010, Security National Life completed a stock purchase transaction with American Life and Security Corporation (“American Life”), a Nebraska domiciled insurance company, to sell all the outstanding shares of common stock of Capital Reserve to American Life and its shareholders. Under the terms of the stock purchase agreement, American Life paid Security National Life, at closing, purchase consideration equal to the capital and surplus of Capital Reserve as of May 24, 2010 in the amount of $1,692,576, plus additional consideration in the amount of $105,000 for a total of $1,797,576. This sale was in accordance with the Agreement and Plan of Complete Liquidation to liquidate the Capital Reserve into Security National Life in the same manner as the liquidation described in Private Letter Ruling 9847027 in order to achieve the same tax treatment and consequences under Section 332 of the Internal Revenue code of 1986, as amended, and other applicable provisions described in such Letter Ruling.  American Life obtained approvals from the Nebraska and Missouri insurance departments in order to complete this transaction.

On June 4, 2010, Security National Life entered into an Indemnity Coinsurance Reinsurance Agreement with American Life effective January 1, 2010.  Security National Life ceded to American Life a block of deferred annuities in the amount of $2,678,931 and a block of whole life policies in the amount of $1,048,134 along with the net due and deferred premiums in the amount of $12,305, the advance premiums in the amount of $353, the claims liability in the amount of $14,486 and the net policy loans in the amount of $128,487 for the said block of whole life as of January 1, 2010. The total initial consideration of $3,601,112 in cash was wired to Wells Fargo as custodian of the assets. American Life has control of the assets subject to the terms of the custodial agreement. American Life agreed to pay Security National Life an initial ceding commission of $350,000 and a management fee of $3,500 per quarter to administer the policies.  American Life agreed to indemnify Security National Life for these contracts and risks. The initial term on this agreement is for a period of one year from the effective date of this agreement. Subsequent to the one year term, this agreement will automatically renew unless American Life notifies Security National Life of its intention not to renew in writing, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period of this agreement will be for a term of one year. The accounting and settlement of this agreement will be on a calendar-quarter basis and calculated in accordance with the Reinsurance Agreement.

SecurityNational Mortgage had been involved in recent discussions with Bank of America, N.A.– Countrywide Home Loans, Inc. (“Bank of America”) to settle claims asserted by Bank of America.  Bank of America had asserted in correspondence that SecurityNational Mortgage sold mortgage loans that allegedly contained misrepresentations or experienced early payment defaults, or that were otherwise allegedly defective or not in compliance with agreements between SecurityNational Mortgage and Bank of America.  As a result of these claims, Bank of America had demanded that SecurityNational Mortgage repurchase certain allegedly defective mortgage loans that were sold to Bank of America or indemnify Bank of America against any losses related to such loans.  SecurityNational Mortgage disagrees with the claims asserted by Bank of America and believes it has significant defenses to these claims.

During these recent settlement discussions, Bank of America made a settlement proposal to SecurityNational Mortgage.  When SecurityNational Mortgage declined to accept the settlement proposal, which it regarded as unreasonable and onerous, Bank of America notified SecurityNational Mortgage by letter dated October 20, 2010, of its decision to terminate its business relationship with SecurityNational Mortgage.  In particular, the letter provided notice of termination of the Loan Purchase Agreement, dated September 27, 1994 (the “Loan Purchase Agreement”), between SecurityNational Mortgage and Countrywide Funding Corporation.  As a result, Bank of America will no longer be accepting any new commitments for mortgage loans from SecurityNational Mortgage.  However, Bank of America has continued to purchase mortgage loans from SecurityNational Mortgage where mortgage loan commitments had been made before October 20, 2010.

Bank of America further stated in the October 20, 2010 letter that termination of its business relationship with SecurityNational Mortgage would not affect the obligations, representations, warranties or indemnifications by SecurityNational Mortgage under mortgage loans previously sold to Bank of America under the Loan Purchase Agreement.  Accompanying the termination letter to SecurityNational Mortgage was a notice letter from Bank of America, also dated October 20, 2010.  In the notice letter Bank of America stated that it was withdrawing all prior and pending settlement proposals involving SecurityNational Mortgage and Security National Financial Corporation.  Bank of America also stated that it intended to exercise certain rights under the Loan Purchase Agreement by debiting $5,970,941 from amounts in the “Over/Under Account” that it had been holding for the benefit of SecurityNational Mortgage.  Bank of America also maintained it had the right to debit additional amounts credited to the “Over/Under Account” for payment of additional obligations that SecurityNational Mortgage allegedly owed to Bank of America.

Security National believes that Bank of America wrongfully applied the $5,970,941 from the “Over/Under Account” toward payment of outstanding obligations that SecurityNational Mortgage allegedly owed to Bank of America.  In a letter of October 22, 2010 to Bank of America, SecurityNational Mortgage stated, without waiving any of its rights against Bank of America, that it objected to Bank of America debiting $5,970,941 from the “Over/Under Account,” as well as any amount attempted to be debited thereafter without specific written approval of SecurityNational Mortgage.  SecurityNational Mortgage had sent letters to Bank of America requesting a withdrawal of funds from the “Over/Under Account” before Bank of America had debited the $5,970,941 from the account.  SecurityNational Mortgage is currently determining what action to take against Bank of America for wrongfully debiting the funds from the “Over/Under Account.”  As a result of the termination of the business relationship with Bank of America, SecurityNational Mortgage will have less flexibility on pricing when selling mortgage loans to third party investors.  In addition, with the loss of Bank of America’s Early Purchase Program for mortgage loans sold to Bank of America, it will take longer for SecurityNational Mortgage to sell its mortgage loans to third party investors.

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: November 12, 2010	/s/ George R. Quist
George R. Quist
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2010	/s/ Stephen M. Sill
Stephen M. Sill
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)