Form 10-K
period 2010-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2011-03-31
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010, or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934f
For the Transition Period from _____ to _____

Commission file number 000-09341

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Large accelerated filer [  ]   Accelerated filer [  ]   Nonaccelerated filer [  ]   Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business date of the registrant’s most recently completed second fiscal quarter. $13,582,000

As of March 29, 2011, there were outstanding 9,179,226 shares of Class A Common Stock, $2.00 par value per share, and 9,658,443 shares of Class C Common Stock, $.20 par value per share.

Documents Incorporated by Reference

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant’s annual meeting of stockholders to be held on July 8, 2011 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 1. Business

Security National Financial Corporation (the “Company”) operates in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance. These products are marketed in 38 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment of the Company consists of five cemeteries in the state of Utah and one cemetery in the state of California, and seven mortuaries in the state of Utah and three mortuaries in the state of Arizona. The Company also engages in pre-need selling of funeral, cemetery, mortuary and cremation services through its Utah, Arizona and California operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage loan segment is an approved government and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects. The mortgage loan segment operates through 45 wholesale and retail offices in eleven states, and is an approved mortgage lender in several other states.

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

The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies. In 1989, the Company acquired Paradise Chapel Funeral Home, Inc. and, in 1991, it acquired Holladay Memorial Park, Inc., Cottonwood Mortuary, Inc. and Deseret Memorial, Inc. In 1994, the Company acquired Sunset Funeral Home. In 1995, the Company acquired Greer-Wilson Funeral Home, Inc. and, in 1997, it acquired Crystal Rose Funeral Home. In 1993, the Company formed SecurityNational Mortgage Company (“SecurityNational Mortgage”) to originate and refinance mortgage loans. Since the beginning of business in 1993, SecurityNational Mortgage has now grown to 45 branches in eleven states. See Notes to Consolidated Financial Statements for additional disclosure and discussion regarding segments of the business.

Life Insurance

Products

The Company, through Security National Life and its insurance subsidiaries, Memorial Insurance Company of America (“Memorial Insurance Company”) and Southern Security Life Insurance Company (“Southern Security”), issues and distributes selected lines of life insurance and annuities. The Company’s life insurance business includes funeral plans, and interest-sensitive life insurance, as well as other traditional life and accident and health insurance products. The Company places specific marketing emphasis on funeral plans through pre-need planning.

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

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2010:

	2010	2009		2008		2007		2006
Life Insurance
Policy/Cert. Count
as of December 31	398,774	407,673		415,656	(2)	405,224	(1)	401,441
Insurance in force as of
December 31
(omitted 000)	$3,003,622	$2,617,946		$2,454,409	(2)	$2,434,733	(1)	$2,620,694
Premiums Collected
(omitted 000)	$38,579	$38,399	(2)	$36,063	(1)	$32,173		$31,619
(1)	Includes the purchase of Capital Reserve Life Insurance Company on December 17, 2007.
(2)	Includes the purchase of Southern Security Life Insurance Company on December 18, 2008.

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

Age Nearest	Non-Medical
Birthday	Limits
0-50	$100,000
51-up	Medical information
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

The following table summarizes the annuity business for the five years ended December 31, 2010:

	2010	2009	2008		2007		2006
Annuities Policy/Cert. Count as of December 31	12,344	12,366	11,411	(2)	11,175	(1)	8,475
Deposits Collected (omitted 000)	$6,166	$6,737	$8,959	(1)(2)	$4,080		$3,977

(1)	Includes the purchase of Capital Reserve Life Insurance Company on December 17, 2007.
(2)	Includes the purchase of Southern Security Life Insurance Company on December 18, 2008.

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

Markets and Distribution

The Company currently markets its accident policies through web marketing.

The following table summarizes the accident and health insurance business for the five years ended December 31, 2010:

	2010	2009	2008	2007	2006
Accident and Health Policy/Cert. Count as of December 31	9,269	13,436	14,060	14,845	15,340
Premiums Collected (omitted 000)	$203	$219	$232	$257	$274

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

The Company’s policy is to retain no more than $100,000 of ordinary insurance per insured life. Excess risk is reinsured. The total amount of life insurance in force at December 31, 2010, reinsured by other companies, aggregated $81,280,000, representing approximately 3.0% of the Company’s life insurance in force on that date.

The Company currently cedes and assumes certain risks with various authorized unaffiliated reinsurers pursuant to reinsurance treaties, which are renewable annually. The premiums paid by the Company are based on a number of factors, primarily including the age of the insured and the risk ceded to the reinsurer.

On December 31, 2008, the Company entered into a Coinsurance Funds Withheld Reinsurance Agreement with Continental American Insurance Company (“Continental American”), a South Carolina domiciled insurance company. This agreement was effective November 30, 2008. Under the terms of the agreement, the Company ceded to Continental American  a block of deferred annuities in the amount of $4,828,487 as of December 31, 2008 and retained the assets and recorded a funds held under coinsurance liability for the same amount. Continental American agreed to pay the Company an initial ceding commission of $60,000 and a quarterly management fee of $16,500 per quarter to administer the policies. The Company will also receive a 90% experience refund for any profits from the business. The Company has the right to recapture the business on each January 1 following December 31, 2008, or any other date if mutually agreed and with at least 90 days’ prior written notice to Continental American. The Company and Continental American terminated this agreement on March 31, 2010.

On June 4, 2010, the Company entered into an Indemnity Coinsurance Reinsurance Agreement with American Life and Security Corporation ("American Life"), a Nebraska domiciled insurance company, effective January 1, 2010.  Under the terms of the agreement, the Company ceded to American Life a block of deferred annuities in the amount of $2,678,931 and a block of whole life policies in the amount of $1,048,134, together with net due and deferred premiums in the amount of $12,305, advance premiums in the amount of $353, claims liability in the amount of $14,486, and net policy loans in the amount of $128,487. The total initial consideration of $3,601,112 in cash was transferred to Wells Fargo as custodian of the assets. American Life has control of the assets subject to the terms of a custodial agreement. American Life agreed to pay the Company an initial ceding commission of $375,000 and a management fee of $3,500 per quarter to administer the policies.  American Life agreed to indemnify the Company for these contracts and risks. The initial term on this agreement will be for a period of one year. After the initial one year term, this agreement will be automatically renewed unless American Life notifies the Company in writing of its intention not to renew no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period of this agreement will be for a term of one year. The accounting and settlement of this agreement will be on a quarterly basis and calculated pursuant to the terms thereof.

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

Cemetery and Mortuary

Products

The Company has six wholly-owned cemeteries and ten wholly-owned mortuaries. The cemeteries are non-denominational. Through its cemetery and mortuary operations, the Company markets a variety of products and services both on a pre-need basis (prior to death) and an at-need basis (at the time of death). The products include grave spaces, interment vaults, mausoleum crypts and niches, markers, caskets, flowers and other related products. The services include professional services of funeral directors, opening and closing of graves, use of chapels and viewing rooms, and use of automobiles and clothing. The Company has a funeral chapel at each of its cemeteries, other than Holladay Memorial Park and Singing Hills Memorial Park, and has six separate stand-alone mortuary facilities.

Markets and Distribution

The Company’s pre-need cemetery and mortuary sales are marketed to persons of all ages but are generally purchased by persons 45 years of age and older. The Company also markets its cemetery and mortuary products on an at-need basis. The Company is limited in its geographic distribution of these products to areas lying within an approximate 20-mile radius of its mortuaries and cemeteries. The Company’s at-need sales are similarly limited in geographic area.

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

Markets and Distribution

The Company’s residential mortgage lending services are marketed primarily to mortgage originators. SecurityNational Mortgage maintains a retail origination presence in the Utah, California, Illinois and Texas markets in addition to nine wholesale branch offices located in Arizona, California, Florida, Hawaii, Indiana, Kansas, Oklahoma, Texas and Utah, with sales representatives in these and other states. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding mortgage loans.

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

On May 24, 2010, the Company completed a stock purchase transaction with American Life and Security Corporation (“American Life”) a Nebraska domiciled insurance company, to sell all the outstanding shares of common stock of Capital Reserve to American Life and its shareholders. Under the terms of the Stock Purchase Agreement among the Company, American Life, and the shareholders of the Company, American Life paid the Company at closing purchase consideration equal to the capital and surplus of Capital Reserve as of May 24, 2010 in the amount of $1,692,576, plus additional consideration in the amount of $105,000 for a total of $1,797,576. This sale is in accordance with the Agreement and Plan of Complete Liquidation to liquidate Capital Reserve into the Company in the same manner as the liquidation described in Private Letter Ruling 9847027 in order to achieve the same tax treatment and consequences under Section 332 of the Internal Revenue code of 1986, as amended, and other applicable provisions described in such Letter Ruling.  American Life obtained approvals from the Nebraska and Missouri insurance departments in order to complete this transaction.

Regulation

The Company’s insurance subsidiaries, Security National Life, Memorial Insurance Company and Southern Security are subject to comprehensive regulation in the jurisdictions in which they do business under statutes and regulations administered by state insurance commissioners. Such regulation relates to, among other things, prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents; nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; and requirements regarding aggregate reserves for life policies and annuity contracts, policy claims, unearned premiums, and other matters. The Company’s insurance subsidiaries are subject to this type of regulation in any state in which they are licensed to do business. Such regulation could involve additional costs, restrict operations or delay implementation of the Company’s business plans.

The Company is currently subject to regulation in Utah, Arkansas and Mississippi under insurance holding company legislation, and other states where applicable. Generally, intercompany transfers of assets and dividend payments from insurance subsidiaries are subject to prior notice of approval from the state insurance department, if they are deemed “extraordinary” under these statutes. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies.

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

Income Taxes

The Company’s insurance subsidiaries, Security National Life, Memorial Insurance Company and Southern Security are taxed under the Life Insurance Company Tax Act of 1984. Under the act, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions, reserves for future policyholder benefits (with modifications), and a small life insurance company deduction (up to 60% of life insurance company taxable income). The Company may be subject to the corporate Alternative Minimum Tax (AMT). The exposure to AMT is primarily a result of the small life insurance company deduction. Also, under the Tax Reform Act of 1986, distributions in excess of stockholders’ surplus account or a significant decrease in life reserves will result in taxable income.

Security National Life, Memorial Insurance Company and Southern Security may continue to receive the benefit of the small life insurance company deduction. In order to qualify for the small company deduction, the combined assets of the Company must be less than $500,000,000 and the taxable income of the life insurance companies must be less than $3,000,000. To the extent that the net income limitation is exceeded, the small life insurance company deduction is phased out over the next $12,000,000 of life insurance company taxable income.

Since 1990 Security National Life, Memorial Insurance Company and Southern Security have computed their life insurance taxable income after establishing a provision representing a portion of the costs of acquisition of such life insurance business. The effect of the provision is that a certain percentage of the Company’s premium income is characterized as deferred expenses and recognized over a five to ten year period.

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

Employees

As of December 31, 2010, the Company had 607 full-time and 233 part-time employees.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities and certain other information relating to these properties.

Location	Function	Owned Leased	Approximate Square Footage
5300 South 360 West	Corporate Headquarters	Owned	30,200
Salt Lake City, Utah

755 Rinehart Road	Mortgage Sales	Owned (1)	5,000
Lake Mary, Florida

3935 I-55 South, Frontage Road	Insurance Operations	Owned (2)	12,000
Jackson, Mississippi

497-A Sutton Bridge Road	Fast Funding Operations	Leased (3)	5,500
Rainbow City, Alabama

5701 West Talavi Boulevard	Mortgage Sales	Leased (4)	2,200
Glendale, Arizona

4634 Town Center Blvd., Suite 314	Mortgage Sales	Leased (5)	700
Eldorado Hills, California

12150 Tributary Point Dr., Suite 160	Mortgage Sales	Leased (6)	2,400
Gold River, California

16835 West Bernardo Drive, Suite 150	Mortgage Sales	Leased (7)	2,500
San Diego, California

27451 Tourney Road	Mortgage Sales	Leased (8)	1,200
Santa Clarita, California

27433 Tourney Road, Suite #220	Mortgage Sales	Leased (9)	3,100
Santa Clarita, California

550 West Cienega, Suite G&H	Mortgage Sales	Leased (10)	2,600
San Dimas, California

8950 Dr. MLK St. N., Suite 103	Mortgage Sales	Leased (11)	3,500
St. Petersburg, Florida

970 No. Kalaheo Ave, Suite A-214	Mortgage Sales	Leased (12)	700
Kailua, Hawaii

45 South Park Blvd., Suite 45	Mortgage Sales	Leased (13)	4,800
Greenwood, Indiana

6900 College Blvd., Suite 950	Mortgage Sales	Leased (14)	2,800
Overland Park, Kansas

150 A Andover Street	Mortgage Sales	Leased (15)	2,100
Danvers, Massachusetts

Item 2. Properties (Continued)

Location	Function	Owned Leased	Approximate Square Footage
111 West Port Plaza, Suite 600	Mortgage Sales	Leased (16)	300
St. Louis, Missouri

999 Southwest Disk Drive, Suite 104	Mortgage Sales	Leased (17)	1,800
Bend, Oregon

4915 SW Griffith Drive	Mortgage Sales	Leased (18)	2,600
Portland, Oregon

5000 Plaza on the Lake Drive, Suite 250	Mortgage Sales	Leased (19)	9,500
Austin, Texas

6805 Capitol of Texas Highway, Suite 315	Mortgage Sales	Leased (20)	2,300
Austin, Texas 78731

12201 Merit Drive, Suite 400	Mortgage Sales	Leased (21)	4,600
Dallas, Texas

5353 W. Sam Houston Parkway N., Suite 170	Mortgage Sales	Leased (22)	5,400
Houston, Texas

800 E. Campbell Road	Mortgage Sales	Leased (23)	2,300
Richardson, Texas

613 Northwest Loop 410, Suite 685	Mortgage Sales	Leased (24)	1,170
San Antonio, Texas

6965 South Union Park	Mortgage Sales	Leased (25)	12,300
Suites 200, 470 and 480
Midvale, Utah

9815 S. Monroe Street	Mortgage Sales	Leased (26)	2,800
Sandy, Utah

5247 Greenpine Drive	Insurance Operations	Owned (27)	13,400
Murray, Utah

5251 Green Street, Suite 350	Insurance Operations	Owned (28)	30,000
Salt Lake City, Utah

6740 South 1300 East, Suite 100	Mortgage Sales	Leased (29)	3,200
Salt Lake City, Utah

970 East Murray-Holladay Rd., Suite 603	Mortgage Sales	Leased (30)	6,400
Salt Lake City, Utah

5525 South 900 East, Suite 210	Mortgage Sales	Leased (31)	2,000
Salt Lake City, Utah

6584 North Creekside Lane, Suite 150	Mortgage Sales	Leased (32)	200
Park City, Utah

1244 North Main Street, Suite 203	Mortgage Sales	Leased (33)	1,200
Tooele, Utah

Item 2. Properties (Continued)

(1)	The Company leases an additional 11,400 square feet of the facility to unrelated third parties for approximately $269,000 per year, under leases expiring at various dates after 2010.
(2)	The building is located on 104 undeveloped acres.
(3)	The Company leases this facility for $26,400 per year. The lease expires in June 2014.
(4)	The Company leases this facility for $44,300 per year. The lease expires in May 2015.
(5)	The Company leases this facility for $27,000 per year. The lease expires in July 2011.
(6)	The Company leases this facility for $49,400 per year. The lease expires in June 2012.
(7)	The Company leases this facility for $70,500 per year. The lease expires in October 2011.
(8)	The Company leases this facility for $37,900 per year. The lease expires in April 2012.
(9)	The Company leases this facility for $106,600 per year. The lease expires in February 2011.
(10)	The Company leases this facility for $33,000 per year. The lease expires in February 2011.
(11)	The Company leases this facility for $69,400 per year. The lease expires in March 2011.
(12)	The Company leases this facility for $18,500 per year. The lease expires in September 2012.
(13)	The Company leases this facility for $69,700 per year, but subleases approximately half for $30,000 per year. The lease expires in March 2012.
(14)	The Company leases this facility for $55,100 per year. The lease expires in January 2013.
(15)	The Company leases this facility for $28,900 per year. The lease expires in May 2013.
(16)	The Company leases this facility for $7,600 per year. The lease expires in August 2011.
(17)	The Company leases this facility for $42,100 per year. The lease expires in May 2012.
(18)	The Company leases this facility for $41,600 per year. The lease expires in May 2012.
(19)	The Company leases this facility for $12,800 per year. The lease expires in July 2011.
(20)	The Company leases this facility for $51,300 per year. The lease expires in September 2011.
(21)	The Company leases this facility for $44,700 per year. The lease expires in June 2012.
(22)	The Company leases this facility for $64,300 per year. The lease expires in April 2013.
(23)	The Company leases this facility for $54,000 per year, with a month-to-month lease.
(24)	The Company leases this facility for $48,500 per year. The lease expires in October 2012.
(25)	The Company leases this facility for $272,200 per year. The lease expires in July 2015.
(26)	The Company leases this facility for $60,000 per year. The lease expires in October 2015.
(27)	The Company leases an additional 122,300 square feet of the facility to unrelated third parties for approximately $680,000 per year, under leases expiring at various dates after December 2010.
(28)	The Company leases the facility to unrelated third parties for approximately $188,000 per year, under leases expiring at various dates after December 2010.
(29)	The Company leases this facility for $79,800 per year. The lease expires in April 2012.
(30)	The Company leases this facility for $41,500 per year, with a month-to-month lease.
(31)	The Company leases this facility for $37,000 per year, with a month-to-month lease.
(32)	The Company leases this facility for $4,800 per year, with a month-to-month lease.
(33)	The Company leases this facility for $26,400 per year. The lease expires in October 2013.

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
(3)
As of December 31, 2010, there were mortgages of approximately $998,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, and Lake Hills Cemetery.

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
(1)
As of December 31, 2010, there were mortgages of approximately $998,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park and Lake Hills Cemetery.

(2)	As of December 31, 2010, there was a mortgage of approximately $68,000, collateralized by the property and facilities of Crystal Rose Funeral Home.
(3)	These funeral homes also provide burial niches at their respective locations.

Item 3. Legal Proceedings

The Company is not a party to any material proceedings outside the ordinary course of business or to any other legal proceedings, which if adversely determined, would have a material adverse effect on its financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2010.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

The Company’s Class A Common Stock trades on the Nasdaq National Market under the symbol “SNFCA.” Prior to August 13, 1987, there was no active public market for the Class A and Class C Common Stock. As of March 29, 2011, the closing sales price of the Class A Common Stock was $1.68 per share. The following were the high and low market closing sales prices for the Class A Common Stock by quarter as reported by Nasdaq since January 1, 2009:

	Price Range (1)
	High	Low
Period (Calendar Year)
2009
First Quarter	$2.12	$1.19
Second Quarter	$3.51	$1.14
Third Quarter	$3.76	$2.16
Fourth Quarter	$3.79	$2.86

2010
First Quarter	$3.75	$3.00
Second Quarter	$3.25	$1.94
Third Quarter	$2.13	$1.73
Fourth Quarter	$2.03	$1.72

2011
First Quarter (through March 29, 2011)	$2.13	$1.65

 (1) Sales prices have been adjusted retroactively for the effect of annual stock dividends.

The Class C Common Stock is not actively traded, although there are occasional transactions in such stock by brokerage firms. See footnote 13 of the Notes to Consolidated Financial Statements.

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C Common Stock has been paid each year from 1990 through 2010.

The graph below compares the cumulative total stockholder return of the Company’s Class A common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance Index for the period from December 31, 2005 through December 31, 2010. The graph assumes that the value of the investment in the Company’s Class A common stock and in each of the indexes was 100 at December 31, 2005 and that all dividends were reinvested.
The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company’s Class A common stock.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
SNFC	100	152	118	53	115	67
S & P 500	100	114	118	72	89	101
S & P Insurance	100	109	101	41	46	52

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

As of December 31, 2010, there were 3,887 record holders of Class A Common Stock and 104 record holders of Class C Common Stock.

Item 6. Selected Financial Data - The Company and Subsidiaries (Consolidated)

The following selected financial data is for each of the five years ended December 31, 2010, and is derived from the audited consolidated financial statements. The data as of December 31, 2010 and 2009, and for the three years ended December 31, 2010, should be read in conjunction with the consolidated financial statements, related notes and other financial information.

Consolidated Statement of Earnings Data:

	Year Ended December 31,
	2010	2009	2008(1)	2007(2)	2006
Revenue
Premiums	$38,528,000	$38,413,000	$35,981,000	$32,263,000	$30,776,000
Net investment income	17,794,000	19,329,000	28,047,000	33,227,000	24,472,000
Net mortuary and cemetery sales	11,520,000	11,974,000	12,726,000	13,189,000	12,123,000
Realized gains on investments	1,615,000	1,223,000	1,018,000	1,008,000	891,000
Other than temporary impairments	(674,000)	(326,000)	(2,752,000)	-	-
Mortgage fee income	98,165,000	144,861,000	143,413,000	130,472,000	85,113,000
Other	1,582,000	1,415,000	1,015,000	860,000	381,000
Total revenue	168,530,000	216,889,000	219,448,000	211,019,000	153,756,000

Expenses
Policyholder benefits	36,452,000	35,920,000	32,904,000	29,742,000	27,319,000
Amortization of deferred policy acquisition costs	5,945,000	7,161,000	6,010,000	5,571,000	4,125,000
Selling, general and administrative expenses	122,217,000	161,785,000	169,917,000	156,775,000	106,954,000
Interest expense	2,779,000	3,326,000	7,449,000	13,271,000	6,141,000
Cost of goods and services of the mortuaries and cemeteries	2,226,000	2,349,000	2,437,000	2,537,000	2,322,000
Total benefits and expenses	169,619,000	210,541,000	218,717,000	207,896,000	146,861,000
Income before income tax expense	(1,089,000)	6,348,000	731,000	3,123,000	6,895,000
Income tax expense	658,000	(2,574,000)	(156,000)	(858,000)	(1,771,000)
Net earnings (loss)	$(431,000)	$3,774,000	$575,000	$2,265,000	$5,124,000

Net earnings (loss) per common share (3)	$(0.05)	$0.43	$0.06	$0.27	$0.62
Weighted average outstanding common shares (3)	8,717,000	8,697,000	9,103,000	8,470,000	8,268,000
Net earnings (loss) per common share-assuming dilution (3)	$(0.05)	$0.43	$0.06	$0.26	$0.61
Weighted average outstanding common shares-assuming dilution (3)	8,717,000	8,700,000	9,103,000	8,669,000	8,443,000

Item 6. Selected Financial Data - The Company and Subsidiaries (Consolidated) (Continued)

Balance Sheet Data:

	December 31,
	2010	2009	2008(1)	2007(2)	2006
Assets
Investments and restricted assets	$278,949,000	$302,915,000	$309,142,000	$258,242,000	$223,515,000
Cash	39,557,000	39,464,000	19,914,000	5,203,000	10,377,000
Receivables	71,054,000	50,143,000	33,021,000	80,445,000	74,695,000
Other assets	76,075,000	78,055,000	79,728,000	74,273,000	68,808,000
Total assets	$465,635,000	$470,577,000	$441,805,000	$418,163,000	$377,395,000

Liabilities
Policyholder benefits	$350,186,000	$341,124,000	$330,533,000	$301,064,000	$272,923,000
Notes & contracts payable	7,066,000	8,940,000	6,640,000	13,372,000	7,671,000
Cemetery & mortuary liabilities	13,192,000	13,382,000	13,467,000	12,643,000	11,534,000
Cemetery perpetual care obligation	2,854,000	2,756,000	2,648,000	2,474,000	2,278,000
Other liabilities	32,408,000	44,570,000	34,605,000	32,826,000	30,018,000
Total liabilities	405,706,000	410,772,000	387,893,000	362,379,000	324,424,000

Stockholders’ equity	59,929,000	59,805,000	53,912,000	55,784,000	52,971,000
Total liabilities and stockholders’ equity	$465,635,000	$470,577,000	$441,805,000	$418,163,000	$377,395,000

(1)	Includes the purchase of Southern Security Life Insurance Company, effective December 18, 2008.
(2)	Includes the purchase of C & J Financial on July 16, 2007 and the purchase of Capital Reserve Life Insurance Company on December 17, 2007.
(3)	Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

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

Mortgage Operations

Over 50% of the Company’s revenues and expenses are through its wholly owned subsidiary, SecurityNational Mortgage. SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows, including loan purchase agreements from Security National Life, and with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through SecurityNational Mortgage. For the twelve months ended December 31, 2010, 2009, and 2008, SecurityNational Mortgage originated and sold 11,251 loans ($2,094,738,000 total volume), 17,797 loans ($3,243,734,000 total volume), and 19,321 loans ($3,680,015,000 total volume), respectively.

The loan volume in 2010 was lower than 2009 primarily due to reduced refinancing activity in 2010.  For the first six months of  2010, the loan volume was primarily from home purchases and was lower from the same period in 2009 due to the slow-down in the economy, the reduced demand in the housing sector, and new regulations affecting mortgage origination and lending activities. For the third and fourth quarters of 2010, the loan volume increased from the previous two quarters due to an increase in refinancing activity.  SecurityNational Mortgage anticipates the loan volume for 2011 to be at the $80,000,000 to $150,000,000 per month range compared to $125,000,000 to $200,000,000 per month range in 2010. As a result, SecurityNational Mortgage has taken steps to reduce staff and funding costs to adjust to these reduced levels of production. The reason for the anticipated reduction in loan volume in 2011 is due to the low demand in the housing sector and rising interest rates that adversely impacts the refinancing markets.

SecurityNational Mortgage has entered into a loan purchase agreement to originate and sell mortgage loans to an unaffiliated warehouse bank. The amount available to originate loans under this agreement at December 31, 2010 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to the warehouse bank. Generally, when mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage renewed its loan purchase agreement with Wells Fargo Securities that expired on June 30, 2010 for an additional one year term.

The following table shows the condensed financial results for the year 2010, 2009 and 2008.  See footnote 16 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2010	2009	2010 vs 2009 % Increase (Decrease)	2008	2009 vs 2008 % Increase (Decrease)
Revenues from external customers
Income from loan originations	$79,272	$107,438	(26%)	$127,260	(16%)
Secondary gains from investors	18,892	37,422	(50%)	16,152	132%
Total	$98,164	$144,860	(32%)	$143,412	1%
Earnings (Losses) before income taxes	$(1,964)	$6,910	(128%)	$2,796	147%

Overall, this decrease in profitability for the twelve months ended December 31, 2010 is due to the lower loan volume and lower secondary gains from investors. However, profitability improved in the third and fourth quarters for 2010 due to increased loan volume during that period.

Mortgage Accounting Policy

Mortgage fee income consists of origination fees, processing fees, and certain other income related to the origination and sale of mortgage loans. For mortgage loans sold to third party investors, mortgage fee income and related expenses are recognized pursuant to generally accepted accounting principles at the time the sales of mortgage loans comply with the sales criteria for the transfer of financial assets, which are: (i) the transferred assets have been isolated from the Company and its creditors, (ii) the transferee has the right to pledge or exchange the mortgage, and (iii) the Company does not maintain effective control over the transferred mortgage. The Company must determine that all three criteria are met at the time a loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans, prior to warehouse banks purchasing the loans under the purchase commitments. As of December 31, 2010, there were $68,120,000 in mortgage loans in which settlements with third party investors were still pending.

The Company, through SecurityNational Mortgage, sells all mortgage loans to third party investors without recourse. However, it may be required to repurchase a loan or pay a fee instead of repurchase under certain events, which include the following:

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

Loan purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled. Depending on market conditions, these commitment settlement dates can be extended at a cost to the Company. Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount. The Company’s historical data shows that 99% of all loans originated by SecurityNational Mortgage are generally settled by the investors as agreed within 16 days after delivery. There are situations, however, when the Company determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in its best interest to repurchase those loans from the warehouse banks. It is the Company's policy to cure any documentation problems regarding such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce loan purchase commitments from third-party investors concerning the loans. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedial methods include the following:

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

Mortgage Loan Repurchases and Delinquencies

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

As a result of the volatile secondary market for mortgage loans, the Company sold mortgage loans in 2007 and 2008 to certain third party investors, including Lehman Brothers-Aurora Loan Services and Bear Stearns-EMC Mortgage Corp., that experienced financial difficulties and were not able to settle the loans. The total amount of such loans was $52,556,000, of which $36,499,000 were loans in which the secondary market no longer existed. Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with generally accepted accounting principles, accounted for the loans retained in the same manner as a purchase of assets from former transferees in exchange for liabilities assumed. At the time of repurchase, the loans were determined to be held for investment purposes, and the fair value of the loans was determined to approximate the unpaid principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The 2008, 2009 and 2010 financial statements reflect the transfer of mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate”. The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

As standard in the industry, the Company received payments on the mortgage loans during the time period between the sale date and settlement or repurchase date. During this period, the Company services these loans through SecurityNational Mortgage.

As of December 31, 2010, the Company’s long term mortgage loan portfolio consisted of $14,293,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $9,761,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $14,293,000 in mortgage loans with delinquencies more than 90 days. During the twelve months ended December 31, 2010 and 2009, the Company increased its allowance for mortgage losses by $630,000 and $3,166,000, respectively, which was charged to loan loss expense and included in selling, general and administrative expenses for the period. The allowances for mortgage loan losses as of December 31, 2010 and 2009 were $7,070,000 and $6,809,000, respectively.

Also at December 31, 2010, the Company had foreclosed on a total of $49,509,000 in long term mortgage loans, of which $12,985,000 of the loans foreclosed were reclassified as other real estate held for investment or sale during 2010. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its respective life, cemeteries and mortuaries, and mortgage subsidiaries, and will rent the properties until it is deemed economically desirable to sell them.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses in years ended December 31, 2010 and 2009 were $4,534,231 and $17,306,471, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2010 and 2009, the balances were $5,899,025 and $11,662,897, respectively.

Aurora Loan Services

On April 15, 2005, SecurityNational Mortgage entered into a Loan Purchase Agreement with Lehman Brothers Bank (“Lehman Brothers”). Under the terms of the Loan Purchase Agreement, Lehman Brothers agreed to purchase mortgage loans from time to time from SecurityNational Mortgage. During 2007, Lehman Brothers and its wholly owned subsidiary, Aurora Loan Services LLC, purchased a total of 1,490 mortgage loans in the aggregate amount of $352,774,000 from SecurityNational Mortgage. On January 17, 2008 Aurora Loan Services announced it was suspending all wholesale and correspondent mortgage originations. As a result of this policy change, Lehman Brothers and Aurora Loan Services discontinued purchasing mortgage loans from mortgage brokers and lenders, including SecurityNational Mortgage.

During 2007, Aurora Loan Services maintained that as part of its quality control efforts it reviewed mortgage loans purchased from SecurityNational Mortgage and determined that certain of the loans contained alleged misrepresentations and early payment defaults. Aurora Loan Services further maintained that these alleged breaches in the purchased mortgage loans provide Lehman Brothers and Aurora Loan Services with the right to require SecurityNational Mortgage to immediately repurchase the mortgage loans containing the alleged breaches in accordance with the terms of the Loan Purchase Agreement. In order for Lehman Brothers and Aurora Loan Services to refrain from demanding immediate repurchase of the mortgage loans by SecurityNational Mortgage, SecurityNational Mortgage was willing to enter into an agreement to indemnify Lehman Brothers and Aurora Loan Services for any losses incurred in connection with certain mortgage loans with alleged breaches that were purchased from SecurityNational Mortgage.

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Brothers and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agrees to indemnify Lehman Brothers and Aurora Loan Services for 75% of all losses that Lehman Brothers and Aurora Loan Services may have as a result of any current or future defaults by mortgagors on 54 mortgage loans that were purchased from SecurityNational Mortgage and listed as an attachment to the Indemnification Agreement. SecurityNational Mortgage is released from any obligation to pay the remaining 25% of such losses. The Indemnification Agreement also requires SecurityNational Mortgage to indemnify Lehman Brothers and Aurora Loan Services for 100% of any future losses incurred on mortgage loans with alleged breaches that are not listed on the attachment to the agreement.

Concurrently with the execution of the Indemnification Agreement, SecurityNational Mortgage paid $395,000 to Aurora Loan Services as a deposit into a reserve account to secure the obligations of SecurityNational Mortgage under the Indemnification Agreement. This deposit is in addition to a $250,000 deposit that SecurityNational Mortgage made to Lehman Brothers and Aurora Loan Services on December 10, 2007, for a total of $645,000. Losses from mortgage loans with alleged breaches are payable by SecurityNational Mortgage from the reserve account. However, Lehman Brothers and Aurora Loan Services are not to apply any funds from the reserve account to a particular mortgage loan until an actual loss has occurred.

The Indemnification Agreement further provides that Aurora Loan Services will be entitled to have hold back 25 basis points on any mortgage loans that Lehman Brothers or Aurora Loan Services purchases from SecurityNational Mortgage and to add the amount of the basis point holdbacks to the reserve account. SecurityNational Mortgage agreed to deliver to Aurora Loan Services at least $300,000,000 in mortgage loans on an annual basis or at least $600,000,000 in 24 months. These provisions may not be effective, however, because Lehman Brothers and Aurora Loan Services have discontinued purchasing mortgage loans from SecurityNational Mortgage. SecurityNational Mortgage also agrees to pay to Aurora Loan Services the difference between the reserve account balance and $645,000, but in no event will SecurityNational Mortgage be required to pay any amount into the reserve account that would result in a total contribution, including both the basis point holdbacks and cash payments, in excess of $125,000 for any calendar month.

During 2008 and 2009, SecurityNational Mortgage made $2,261,000 in total payments to Aurora Loan Services pursuant to the Indemnification Agreement. During 2010, SecurityNational Mortgage made payments to Aurora Loan Services of $1,375,000.When SecurityNational Mortgage entered into the Indemnification Agreement, it anticipated using basis point holdbacks from loan production credits toward satisfying the $125,000 monthly obligations. Because Lehman Brothers and Aurora Loan Services discontinued purchasing mortgage loans from SecurityNational Mortgage shortly after the Indemnification Agreement was executed, SecurityNational Mortgage has not had the benefit of using the basis point holdbacks toward payment of the $125,000 monthly obligations.

Since the reserve account was established in 2007, funds have been paid out of the account to indemnify $4,269,000 in losses from 31 mortgage loans that were among the 54 mortgage loans with alleged breaches which were listed on the attachment to the Indemnification Agreement and ten other mortgage loans with alleged breaches which were not listed on the attachment. The estimated potential loss from 17 of the remaining mortgage loans, which would allegedly require indemnification by SecurityNational Mortgage for such losses, is $2,826,000. An additional six mortgage loans listed on the attachment to the Indemnification Agreement are not included among the 17 remaining loans because SecurityNational Mortgage has not yet received repurchase demands in regards to such loans.

During 2008, 2009 and 2010, the Company recognized alleged losses of $1,636,000, $1,032,000 and $1,289,000, respectively. However, management cannot fully determine the total losses because there are losses concerning the rights of the Company that need to be determined, including the rights that the Company may have as a result of Lehman Brothers’ and Aurora Loan Services’ refusal to purchase subsequent loans from SecurityNational Mortgage soon after the Indemnification Agreement was executed. The Company has not accrued for losses under the Indemnification Agreement as of December 31, 2010. The Company is currently involved in discussions with Lehman Brothers as to issues under the Indemnification Agreement. During the discussions, the monthly payments for December 2010 and January, February, March and April 2011 totaling $625,000 have been abated or deferred, as the case may be, with the consent of Lehman Brothers.

CitiMortgage

On November 24, 2009, a complaint was filed in the United States District Court, Eastern District of Missouri, by CitiMortgage, Inc. against SecurityNational Mortgage Company.  The complaint claimed that at various times since May 3, 2004 SecurityNational Mortgage sold mortgage loans to CitiMortgage that did not meet requirements under certain agreements between CitiMortgage and SecurityNational Mortgage, the complaint specifically addressing 19 mortgage loans. The complaint further alleged that with respect to the 19 mortgage loans, SecurityNational Mortgage refused to cure these alleged nonconforming mortgage loans or to repurchase such loans.  Because of SecurityNational Mortgage’s alleged failure to comply with its repurchase obligations in such agreements, the complaint contended that SecurityNational Mortgage owed CitiMortgage in excess of $3,226,000.  The complaint also requested an order requiring SecurityNational Mortgage to perform its obligations under the agreements with CitiMortgage, including to repurchase the defective mortgage loans.

SecurityNational Mortgage disputed the claims that CitiMortgage asserted in the complaint.  On February 15, 2010, SecurityNational Mortgage and CitiMortgage reached a settlement on the disputed claims. The settlement covered the 19 mortgage loans in the complaint and, in addition, other mortgage loans that CitiMortgage purchased from SecurityNational Mortgage. Under the terms of the Settlement Agreement and Release, SecurityNational Mortgage paid a settlement amount to CitiMortgage. The Company reserved a sufficient amount to cover the settlement payment in its consolidated financial statements at December 31, 2009.

The Settlement Agreement and Release specifically provides that SecurityNational Mortgage and CitiMortgage fully release each other from any and all claims, liabilities and causes of action that each had or may have had against the other concerning the 19 mortgage loans identified in the complaint and the other mortgage loans that CitiMortgage purchased from SecurityNational Mortgage prior to the date of the agreement.  The agreement does not extend to any mortgage loans purchased by CitiMortgage after the effective date of the settlement agreement nor to claims by borrowers.

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

As of December 31, 2010, Bank of America, Wells Fargo and JP Morgan Chase have asserted estimated potential claims of $32,000,000 relating to loan repurchases, loan indemnifications and other loan issues.  The Company has estimated the potential losses for the asserted claims by these banks to be less. The Company has reserved and accrued $5,899,027 as of December 31, 2010 to settle all such investor related claims.  The Company believes this amount is adequate to resolve these claims and the amount represents the Company’s estimate of possible losses relating to any outstanding claims by these banks.

These claims are greater than the net asset value of SecurityNational Mortgage, which was $17,935,000 on December 31, 2010, and its reserve for mortgage loan loss, which was $5,899,027 on December 31, 2010.  The Company disagrees with the claims asserted by Bank of America, Wells Fargo and JP Morgan Chase against SecurityNational Mortgage and believes it has significant defenses to these claims.

SecurityNational Mortgage was involved in settlement discussions with Bank of America during the second and third quarters of 2010, and is currently involved in settlement discussions with Wells Fargo in an attempt to settle the claims asserted by the banks. On March 24, 2011, SecurityNational Mortgage received a proposed settlement agreement and release from Wells Fargo. SecurityNational Mortgage is currently evaluating the terms of the proposed agreement. The proposed settlement was considered in the Company’s determination of its loan loss reserve.  Any additional loss in excess of the current loan loss reserve cannot be estimated as negotiations are still in progress.  It is possible that the negotiations could result in a change in the estimate of the loan loss reserve.

If SecurityNational Mortgage is unable to negotiate acceptable terms with Bank of America, Wells Fargo and JP Morgan Chase, legal action may ensue in an effort to obtain amounts that the banks claim are allegedly due.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against claims asserted by these banks to the extent that a substantial judgment was entered against SecurityNational Mortgage that is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.

Termination of Business Relationship with Bank of America

During settlement discussions with Bank of America during the second and third quarters of 2010, Bank of America made a settlement proposal to SecurityNational Mortgage.  When SecurityNational Mortgage declined to accept the settlement proposal, which it regarded as unreasonable and onerous, Bank of America notified SecurityNational Mortgage by letter dated October 20, 2010, of its decision to terminate its business relationship with SecurityNational Mortgage.  In particular, the letter provided notice of termination of the Loan Purchase Agreement, dated September 27, 1994, between SecurityNational Mortgage and Countrywide Funding Corporation.  As a result, Bank of America is no longer accepting any new commitments for mortgage loans from SecurityNational Mortgage.  However, Bank of America completed the purchase of mortgage loans from SecurityNational Mortgage involving mortgage loan commitments that had been made before October 20, 2010.

Bank of America also stated in the October 20, 2010 letter that termination of its business relationship with SecurityNational Mortgage would not affect the obligations, representations, warranties or indemnifications by SecurityNational Mortgage under mortgage loans previously sold to Bank of America under the Loan Purchase Agreement.  Accompanying the termination letter to SecurityNational Mortgage was a notice letter from Bank of America, also dated October 20, 2010.  In the notice letter Bank of America stated that it was withdrawing all prior and pending settlement proposals involving SecurityNational Mortgage and the Company.  Bank of America further stated that it intended to exercise certain rights under the Loan Purchase Agreement by debiting $5,970,941 from amounts in the over/under account that it had been holding for the benefit of SecurityNational Mortgage.  Bank of America also maintained it had the right to debit additional amounts credited to the over/under account for payment of additional obligations that SecurityNational Mortgage allegedly owed to Bank of America.

The Company believes that Bank of America wrongfully applied the $5,970,941 from the over/under account toward payment of outstanding obligations that SecurityNational Mortgage allegedly owed to Bank of America.  In a letter dated October 22, 2010 to Bank of America, SecurityNational Mortgage stated, without waiving any of its rights against Bank of America, that it objected to Bank of America debiting $5,970,941 from the over/under account, as well as any amount attempted to be debited thereafter without specific written approval of SecurityNational Mortgage. SecurityNational Mortgage had sent letters to Bank of America requesting a withdrawal of funds from the over/under account before Bank of America had debited the $5,970,941 from the account.  SecurityNational Mortgage recognized this withdrawal of funds by Bank of America by reducing the balance of SecurityNational Mortgage’s accrued losses on loans sold (a liability account) and its restricted cash held by Bank of America. SecurityNational Mortgage is currently determining what action to take against Bank of America for wrongfully debiting the funds from the over/under account.  As a result of the termination of the business relationship with Bank of America, SecurityNational Mortgage will have less flexibility on pricing when selling mortgage loans to third party investors.  In addition, with the loss of Bank of America’s Early Purchase Program for mortgage loans sold to Bank of America, it will take longer for SecurityNational Mortgage to sell its mortgage loans to third party investors.

Life Insurance Acquisitions, Mergers and Reinsurance

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

On December 31, 2008, the Company entered into a Coinsurance Funds Withheld Reinsurance Agreement with Continental American Insurance Company (“Continental American”), a South Carolina domiciled insurance company. This agreement was effective November 30, 2008. Under the terms of the agreement, the Company ceded to Continental American  a block of deferred annuities in the amount of $4,828,487 as of December 31, 2008 and retained the assets and recorded a funds held under coinsurance liability for the same amount. Continental American agreed to pay the Company an initial ceding commission of $60,000 and a quarterly management fee of $16,500 per quarter to administer the policies. The Company will also receive a 90% experience refund for any profits from the business. The Company has the right to recapture the business on each January 1 following December 31, 2008, or any other date if mutually agreed and with at least 90 days’ prior written notice to Continental American. The Company and Continental American terminated this agreement on March 31, 2010.

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

The liquidation of Security National Life of Louisiana was completed as of December 31, 2009 in accordance with the terms and conditions of the Agreement and Plan of Complete Liquidation to liquidate Security National Life of Louisiana into Security National Life.  The Board of Directors of both Security National Life of Louisiana and Security National Life approved a plan of liquidation as of September 18, 2009. Under the terms of the Agreement and Plan of Complete Liquidation, Security National Life of Louisiana was liquidated into Security National Life in essentially the same manner as the liquidation described in Private Letter Ruling 9847027 in order to achieve the same tax treatment and consequences under Section 332 of the Internal Revenue Code of 1986, as amended, and other applicable provisions described in such Letter Ruling.  During 2010, Security National Life took appropriate legal action and dissolved Security National Life of Louisiana in accordance with Louisiana law.

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

On May 24, 2010, the Company completed a stock purchase transaction with American Life and Security Corporation (“American Life”), a Nebraska domiciled insurance company to sell all the outstanding shares of common stock of Capital Reserve to American Life and its shareholders. Under the terms of the Stock Purchase Agreement among the Company, American Life, and the shareholders of the Company, American Life paid the Company at closing purchase consideration equal to the capital and surplus of Capital Reserve as of May 24, 2010 in the amount of $1,692,576, plus additional consideration in the amount of $105,000 for a total of $1,797,576. This sale is in accordance with the Agreement and Plan of Complete Liquidation to liquidate Capital Reserve into the Company in the same manner as the liquidation described in Private Letter Ruling 9847027 in order to achieve the same tax treatment and consequences under Section 332 of the Internal Revenue code of 1986, as amended, and other applicable provisions described in such Letter Ruling.  American Life obtained approvals from the Nebraska and Missouri insurance departments in order to complete this transaction.

On June 4, 2010, the Company entered into an Indemnity Coinsurance Reinsurance Agreement with American Life and Security Corporation ("American Life"), a Nebraska domiciled insurance company, effective January 1, 2010.  Under the terms of the agreement, the Company ceded to American Life a block of deferred annuities in the amount of $2,678,931 and a block of whole life policies in the amount of $1,048,134, together with net due and deferred premiums in the amount of $12,305, advance premiums in the amount of $353, claims liability in the amount of $14,486, and net policy loans in the amount of $128,487. The total initial consideration of $3,601,112 in cash was transferred to Wells Fargo as custodian of the assets. American Life has control of the assets subject to the terms of a custodial agreement. American Life agreed to pay the Company an initial ceding commission of $375,000 and a management fee of $3,500 per quarter to administer the policies.  American Life agreed to indemnify the Company for these contracts and risks. The initial term on this agreement will be for a period of one year. After the initial one year term, this agreement will be automatically renewed unless American Life notifies the Company in writing of its intention not to renew no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period of this agreement will be for a term of one year. The accounting and settlement of this agreement will be on a quarterly basis and calculated pursuant to the terms thereof.

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

The following table shows the financial results for the years ended December 31, 2010, 2009 and 2008.  See footnote 16 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2010	2009	2010 vs 2009 % Increase (Decrease)	2008	2009 vs 2008 % Increase (Decrease)
Revenues from external customers
Insurance premiums	$38,528	$38,413	0%	$35,981	7%
Net investment income	14,738	15,869	(7%)	16,744	(5%)
Other	2,008	1,676	20%	(1,256)	(233%)
Total	$55,274	$55,958	(1%)	$51,469	9%
Intersegment revenue	$6,817	$5,041	35%	$4,819	5%
Earnings before income taxes	$1,860	$(434)	529%	$(1,941)	(78%)

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in 2010 has improved due to increases in net realized gains and losses including intersegment revenues, and insurance premiums and $350,000 ceding commission from American Life in connection with the reinsurance agreement entered into during June 2010.

Cemetery and Mortuary Operations

The Company sells mortuary services and products through its seven mortuaries in Salt Lake City, Utah and three mortuaries in Phoenix, Arizona. The Company also sells cemetery products and services through its six cemeteries in Salt Lake City, Utah and one cemetery in San Diego County, California. Cemetery land sales and at-need product sales and services are recognized as revenue at the time of sale or when the services are performed. Pre-need cemetery product sales are deferred until the merchandise is delivered and services performed.

The following table shows the condensed financial results for the years ended December 31, 2010, 2009 and 2008.  See footnote 16 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2010	2009	2010 vs 2009 % Increase (Decrease)	2008	2009 vs 2008 % Increase (Decrease)
Revenues from external customers
Mortuary revenues	$6,211	$6,368	(2%)	$6,481	(2%)
Cemetery revenues	5,309	5,605	(5%)	6,245	(10%)
Other	294	247	47%	691	(64%)
Total	$11,814	$12,220	1%	$13,417	(9%)
Earnings (Losses) before income taxes	$(986)	$(128)	670%	$(124)	3%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $841,000 and $443,000 for the twelve months ended December 31, 2010 and 2009, respectively. Due to the economy, commercial leasing activity is down and Memorial Estates has incurred an operating (loss) and gain before depreciation of $(128,000) and $30,000 for the twelve months ended December 31, 2010 and 2009, respectively.

Significant Accounting Policies

The following is a brief summary of our significant accounting policies and a review of our most critical accounting estimates. See Note 1 of the Notes to Consolidated Financial Statements.

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

Pre-need sales of cemetery interment rights (cemetery burial property) - revenue and costs associated with the sales of pre-need cemetery interment rights are recognized in accordance with the retail land sales provisions of accounting principles generally accepted in the United States (GAAP). Under GAAP, recognition of revenue and associated costs from constructed cemetery property must be deferred until a minimum percentage of the sales price has been collected. Revenues related to the pre-need sale of unconstructed cemetery property will be deferred until such property is constructed and meets the criteria of FASB Codification Topic 360-20, described above.

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

Mortgage Allowance for Loan Loss and Loan Loss Reserve

The Company provides allowances for losses on its mortgage loans through an allowance for loan losses (a contra-asset account) and through the mortgage loan loss reserve (a liability account). The allowance for loan losses is an allowance for losses on the Company’s mortgage loans held for investment. The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company’s historical experience in collecting similar receivables. The second component is based upon individual evaluation of loans that are determined to be impaired. Upon determining impairment the Company establishes an individual impairment allowance based upon an assessment of the fair value of the underlying collateral. When a mortgage loan is past due more than 90 days, the Company, where appropriate, sets up an allowance to approximate the excess of the carrying value of the mortgage loan over the estimated fair value of the underlying real estate collateral. Once a loan is past due more than 90 days the Company does not accrue any interest income and proceeds to foreclose on the real estate. All expenses for foreclosure are expensed as incurred. Once foreclosed the carrying value will approximate its fair value and the amount will be classified as real estate. The Company carries the foreclosed property in Security National Life, Memorial Estates and SecurityNational Mortgage, its life, cemeteries and mortuaries and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them. The Company is currently able to rent properties at a 3% to 6% gross return.

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

Results of Consolidated Operations

2010 Compared to 2009

Total revenues decreased by $48,359,000, or 22%, to $168,530,000 for fiscal year 2010 from $216,888,000 for the fiscal year 2009. Contributing to this decrease in total revenues was a decrease of $46,696,000 in mortgage fee income, a $1,535,000 decrease in net investment income, and a $453,000 decrease in net cemetery and mortuary sales.  This decrease in total revenues was partially offset by a $44,000 increase in realized gains (losses) on investments and other assets, a $115,000 increase in insurance premiums and other considerations, and a $166,000 increase in other revenue.

Insurance premiums and other consideration increased by $115,000, or 0.3%, to $38,528,000 for 2010, from $38,413,000 for the comparable period in 2009. This increase was primarily the result of an increase in renewal premiums offset by a decrease in insurance sales causing a decrease in first year premiums.

Net investment income decreased by $1,535,000, or 7.9%, to $17,794,000 for 2010, from $19,329,000 for the comparable period in 2009. This reduction was primarily attributable to reduced interest income due to lower interest rates from mortgage loans on real estate (mortgages held for long-term and mortgages sold to investors) and an increase in investment expenses.

Net cemetery and mortuary sales decreased by $453,000, or 3.8%, to $11,520,000 for 2010, from $11,974,000 for the comparable period in 2009. This reduction was primarily due to a decline in pre-need land sales of burial spaces in the cemetery and mortuary operations and a decline in at-need sales of mortuary operations.

Realized gains (losses) on investments and other assets increased by $392,000, or 32.1%, to a $1,615,000 realized gain for 2010, from a $1,223,000 realized gain for the comparable period in 2009. This increase in realized gains on investments was due to gains from the sale of fixed maturity securities.

Other than temporary impairments on investments increased by $348,000, or 106.7%, to $674,000 for 2010, from $326,000 for the comparable period in 2009. This increase is due to impairments on other real estate owned held for investment offset by a decrease in impairments on fixed maturity securities, held-to-maturity.

Mortgage fee income decreased by $46,696,000, or 32.2%, to $98,164,000 for 2010, from $144,861,000 for the comparable period in 2009. This decrease was primarily attributable to a decrease in secondary gains on mortgage loans sold to investors, a decrease in loan volume due to a reduced demand in the housing sector and rising interest rates that adversely impacted the refinancing markets.

Other revenues increased by $166,000, or 11.8%, to $1,581,000 for 2010 from $1,415,000 for the comparable period in 2009. This increase was due to additional miscellaneous revenues throughout the Company's operations.

Total benefits and expenses were $169,619,000, or 100.6% of total revenues, for 2010, as compared to $210,541,000, or 97.1% of total revenues, for the comparable period in 2009.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $532,000 or 1.5%, to $36,452,000 for 2010, from $35,920,000 for the comparable period in 2009. This increase was primarily the result of increased future policy benefits, and increased death benefits that were partially offset by decreases in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $1,216,000, or 17.0%, to $5,945,000 for 2010, from $7,161,000 for the comparable period in 2009. This decrease was primarily due to a decrease in business in force.

Selling, general and administrative expenses decreased by $39,567,000, or 24.5%, to $122,218,000 for 2010, from $161,785,000 for the comparable period in 2009. This decrease was the result of a reduction in commission expenses of $21,070,000, from $79,510,000 in 2009 to $58,440,000 in 2010, due to reduced mortgage loan origination costs made by SecurityNational Mortgage, a decrease in sales at the cemetery operations, and a decrease in life insurance first year and renewal commissions during 2010. Salaries decreased by $945,000 from $27,352,000 in 2009 to $26,406,000 in 2010, primarily due to a reduction in the number of employees. Provision for loan losses decreased by $14,143,000 from $19,547,000 in 2009 to $5,405,000 in 2010 due primarily to a decreased loan loss reserve and loan allowance balances at SecurityNational Mortgage. Costs related to funding mortgage loans decreased by $3,998,000 from $10,042,000 in 2009 to $6,044,000 in 2010 due primarily to a decrease in loans funded. Other expenses increased by $589,000 from $25,335,000 in 2009 to $25,923,000 in 2010 due to an increase in bank charges, rent, advertising, legal fees, insurance, and other fees and taxes other than income taxes offset by decreases in accounting fees, travel expenses, general supplies, and training and seminars.

Interest expense decreased by $547,000, or 16.5%, to $2,779,000 for 2010, from $3,326,000 for the comparable period in 2009. This reduction was primarily due to decreased borrowing rates on warehouse lines.

Cost of goods and services sold of the cemeteries and mortuaries decreased by $123,000, or 5.3%, to $2,226,000 for 2010, from $2,349,000 for the comparable period in 2009. This decrease was primarily due to decreased at-need cemetery sales and mortuary sales.

Comprehensive income for the years ended December 31, 2010 and December 31, 2009 amounted to a loss of $836,000 and a gain of $4,950,000, respectively. This decrease of $5,786,000 in 2010 was primarily the result of a $4,204,000 decrease in net income, a $344,000 decrease in unrealized gains in securities available for sale, and a loss of $1,237,000 in derivatives related to mortgage loans.

2009 Compared to 2008

Total revenues decreased by $2,559,000, or 1.2%, to $216,889,000 for fiscal year 2009 from $219,448,000 for the fiscal year 2008. Contributing to this decrease in total revenues was a decrease of $8,718,000 in net investment income and a $752,000 decrease in net cemetery and mortuary sales.  This decrease in total revenues was partially offset by a $2,631,000 increase in realized gains (losses) on investments and other assets, a $2,432,000 increase in insurance premiums and other consideration, a $1,448,000 increase in mortgage fee income and a $400,000 increase in other revenue.

Insurance premiums and other consideration increased by $2,432,000, or 6.8%, to $38,413,000 for 2009, from $35,981,000 for the comparable period in 2008. This increase was primarily the result of additional premiums realized from new insurance sales, and the acquisition of Southern Security Life Insurance Company on December 18, 2008, which contributed additional insurance premiums.

Net investment income decreased by $8,718,000, or 31.1%, to $19,329,000 for 2009, from $28,047,000 for the comparable period in 2008. This reduction was primarily attributable to reduced interest income due to lower interest rates from mortgage loans on real estate (mortgages held for long-term and mortgages sold to investors) and construction lending.

Net cemetery and mortuary sales decreased by $753,000, or 5.9%, to $11,973,000 for 2009, from $12,726,000 for the comparable period in 2008. This reduction was primarily due to a decline in pre-need land sales of burial spaces in the cemetery and mortuary operations and a decline in at-need sales of mortuary operations.

Realized gains (losses) on investments and other assets increased by $205,000, or 20.1%, to a $1,223,000 realized gain for 2009, from a $1,018,000 realized gain for the comparable period in 2008. This increase in realized gains on investments was due to gains from the sale of equity securities.

Other than temporary impairments on investments decreased by $2,476,000, or 88.2%, to $326,000 for 2009, from $2,752,000 for the comparable period in 2008. This decrease is due to a decrease in impairments on fixed maturity securities, held-to-maturity and available for sale.

Mortgage fee income increased by $1,448,000, or 1.0%, to $144,861,000 for 2009, from $143,413,000 for the comparable period in 2008. This increase was primarily attributable to an increase in secondary gains on mortgage loans sold to investors.

Other revenues increased by $400,000, or 39.4%, to $1,415,000 for 2009 from $1,015,000 for the comparable period in 2008. This increase was due to additional miscellaneous revenues throughout the Company's operations.

Total benefits and expenses were $210,541,000, or 97.1% of total revenues, for 2009, as compared to $218,717,000, or 99.7% of total revenues, for the comparable period in 2008.

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

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,151,000, or 19.2%, to $7,161,000 for 2009, from $6,010,000 for the comparable period in 2008. This increase was primarily due to an increase in business in force as a result of the purchase of Southern Security Life Insurance Company on December 18, 2008.

Selling, general and administrative expenses decreased by $8,132,000, or 4.8%, to $161,785,000 for 2009, from $169,917,000 for the comparable period in 2008. This decrease was the result of a reduction in commission expenses of $19,453,000, from $98,963,000 in 2008 to $79,510,000 in 2009, due to reduced mortgage loan origination costs made by SecurityNational Mortgage, a decrease in sales at the cemetery operations, and a decrease in life insurance renewal commissions during 2009. This decrease was partially offset by an increase in salaries of $1,913,000 from $25,439,000 in 2008 to $27,352,000 in 2009, primarily due to merit increases in salaries of existing employees. Provision for loan losses increased by $8,995,000 from $10,552,000 in 2008 to $19,547,000 in 2009 due primarily to increased loan loss reserve and loan allowance balances at SecurityNational Mortgage Company. Costs related to funding mortgage loans increased by $1,097,000 from $8,945,000 in 2008 to $10,042,000 in 2009 due to an increase in loans funded. Other expenses decreased by $683,000 from $26,018,000 in 2008 to $25,335,000 in 2009 due to an increase in rent, training and seminars, advertising, accounting fees, legal fees and insurance, fees and taxes other than income taxes offset by decreases in bad debt expense, travel expenses, general supplies, and telephone expenses.

Interest expense decreased by $4,123,000, or 55.3%, to $3,326,000 for 2009, from $7,449,000 for the comparable period in 2008. This reduction was primarily due to decreased borrowing rates on warehouse lines.

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

Mortgage Industry Risks - Developments in the mortgage industry and credit markets adversely affected the Company’s ability to sell certain of its mortgage loans to investors, which impacted the Company’s financial results by requiring it to assume the risk of holding and servicing many of these loans.

As a result of the volatile secondary market, for mortgage loans, the Company sold mortgage loans in 2007 and 2008 to certain third party investors, including Lehman Brothers-Aurora Loan Services and Bear Stearns-EMC Mortgage Corp., that experienced financial difficulties and were not able to settle the loans. The total amount of such loans was $52,556,000, of which $36,499,000 were loans in which the secondary market no longer exists. Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with generally accepted accounting principles, accounted for the loans retained in the same manner as a purchase of assets from former transferees in exchange for liabilities assumed. At the time of repurchase, the loans were determined to be held for investment purposes, and the fair value of the loans was determined to approximate the unpaid principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The 2008, 2009 and 2010 financial statements reflect the transfer of the mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate”. The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

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

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The Company accrues a monthly allowance for indemnification losses to investors based on the Company’s historical experience. The amounts accrued for loan losses in years ended December 31, 2010, 2009 and 2008 were $4,534,231, $17,306,471 and $7,140,270, respectively, and the charge to expense has been included in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2010 and 2009, the balances were $5,899,027 and $11,662,897, respectively. The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of December 31, 2010. However, there is a risk that future loan losses may exceed the loan loss reserves and allowances.

As of December 31, 2010, the Company’s long term mortgage loan portfolio consisted of $14,293,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $9,761,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $14,293,000 in mortgage loans with delinquencies more than 90 days. During the twelve months ended December 31, 2010 and 2009, the Company increased its allowance for mortgage losses by $630,000 and $3,166,000, respectively, which was charged to loan loss expense and included in selling, general and administrative expenses for the period. The allowances for mortgage loan losses as of December 31, 2010 and 2009 were $7,070,000 and $6,809,000, respectively. See footnote 3 in the consolidated financial statement for schedule of mortgage loan loss reserves.

Also at December 31, 2010, the Company had foreclosed on a total of $49,509,000 in long term mortgage loans, of which $12,985,000 of the loans foreclosed were reclassified as other real estate held for investment or sale during 2010. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its respective life, cemeteries and mortuaries, and mortgage subsidiaries, and will rent the properties until it is deemed economically desirable to sell them.

The Company is exposed to the risk that certain third party purchasers could have claims against the Company requiring it to repurchase alleged defective mortgage loans or to indemnify such purchasers against any losses related to such loans.  In particular, there have been assertions in third party purchaser correspondence that SecurityNational Mortgage sold mortgage loans that contained alleged misrepresentations or that experienced early payment defaults, or that were otherwise defective or not in compliance with agreements between SecurityNational Mortgage and the third party investors.  As a result of these claims, certain third party investors, including Bank of America – Countrywide Home Loans, Inc., Wells Fargo Funding, Inc., and JP Morgan Chase-EMC Mortgage Corp., have made demands that SecurityNational Mortgage repurchase certain alleged defective mortgage loans that were sold to such investors or indemnify them against any losses related to such loans.

As of December 31, 2010, Bank of America, Wells Fargo and JP Morgan Chase have asserted estimated potential claims of $32,000,000 relating to loan repurchases, loan indemnifications and other loan issues.  The Company has estimated the potential losses for the asserted claims by these banks to be less. The Company has reserved and accrued $5,899,027 as of December 31, 2010 to settle all such investor related claims.  The Company believes this amount is adequate to resolve these claims and the amount represents the Company’s estimate of possible losses relating to any outstanding claims by these banks.

These claims are greater than the net asset value of SecurityNational Mortgage, which was $17,935,000 on December 31, 2010, and its reserve for mortgage loan loss, which was $5,899,027 on December 31, 2010.  The Company disagrees with the claims asserted by Bank of America, Wells Fargo and JP Morgan Chase against SecurityNational Mortgage and believes it has significant defenses to these claims.

SecurityNational Mortgage was involved in settlement discussions with Bank of America during the second and third quarters of 2010, and is currently involved in settlement discussions with Wells Fargo in an attempt to settle the claims asserted by the banks. On March 24, 2011, SecurityNational Mortgage received a proposed settlement agreement and release from Wells Fargo. SecurityNational Mortgage is currently evaluating the terms of the proposed agreement. The proposed settlement was considered in the Company’s determination of its loan loss reserve.  Any additional loss in excess of the current loan loss reserve cannot be estimated as negotiations are still in progress.  It is possible that the negotiations could result in a change in the estimate of the loan loss reserve.

If SecurityNational Mortgage is unable to negotiate acceptable terms with Bank of America, Wells Fargo and JP Morgan Chase, legal action may ensue in an effort to obtain amounts that the banks claim are allegedly due.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against claims asserted by these banks to the extent that a substantial judgment was entered against SecurityNational Mortgage that is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.

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

During 2008, the annualized premiums for new insurance policies written by Security National Life in Florida were $464,000, or 4.7% of the total amount of $9,901,000 in annualized premiums for new insurance policies written by Security National Life during the same period.  Security National Life is considering preparing an application to be submitted to Florida for approval of a Florida only subsidiary for all new insurance business written in Florida.  Security National Life believes that if Florida were to approve a Florida only subsidiary, Security National Life would be able to resume writing new insurance policies in Florida in full compliance with the Florida statutes relating to investments in real estate and subsidiaries.

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

During the twelve months ended December 31, 2010, the Company's operations used cash of $14,251,000, while cash totaling $17,172,000 was provided by operations during the twelve months ended December 31, 2009. This was due primarily to a $23,957,000 increase in 2010 and an increase of $19,383,000 in 2009 in the balance of mortgage loans sold to investors and a $10,317,000 decrease in 2010 and an increase of $7,224,000 in 2009 in the balance of other liabilities and accrued expenses, a $46,000 increase in 2010 and an increase of $2,805,000 in 2009 in the provision for losses on accounts receivable and loans.

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

The Company attempts to match the duration of invested assets with its policyholder and cemetery and mortuary liabilities. The Company may sell investments other than those held-to-maturity in the portfolio to help in this timing. The Company purchases short-term investments on a temporary basis to meet the expectations of short-term requirements of the Company’s products.

The Company’s investment philosophy is intended to provide a rate of return, which will persist during the expected duration of policyholder and cemetery and mortuary liabilities regardless of future interest rate movements.

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $96,453,000 as of December 31, 2010 compared to $115,417,000 as of December 31, 2009. This represents 35.0% and 38.4% of the total investments as of December 31, 2010, and December 31, 2009, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At December 31, 2010, 6.2% (or $6,019,000) and at December 31, 2009, 6.9% (or $7,930,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

The Company has classified certain of its fixed income securities, including high-yield securities, in its portfolio as available for sale, with the remainder classified as held-to-maturity. However, in accordance with Company policy, any such securities purchased in the future will be classified as held-to-maturity. Business conditions, however, may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher-yielding longer-term securities.

See footnote 3 of the Notes to Consolidated Financial Statements for the schedule of the maturity of fixed maturity securities.

The amortized cost and contractual payments on mortgage loans on real estate and construction loans held for investment by category as of December 31, 2010 are shown below. Expected principal payments may differ from contractual obligations because certain borrowers may elect to pay off mortgage obligations with or without early payment penalties.

		Principal	Principal	Principal
		Amounts	Amounts	Amounts
		Due in	Due in	Due
	Total	2011	2012-2015	Thereafter
Residential	$60,285,273	$1,210,596	$8,702,114	$50,372,563
Residential Construction	18,436,495	18,436,495	-	-
Commercial	24,502,781	13,940,886	7,217,681	3,344,214
Total	$103,224,549	$33,587,977	$15,919,795	$53,716,777

If market conditions were to cause interest rates to change, the market value of the fixed income portfolio (of approximately $207,193,000) could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps
Change in Market Value (in thousands)	$17,118	$8,522	$(10,967)	$(20,061)

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2010, and December 31, 2009, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank debt and notes payable were $66,994,000 as of December 31, 2010, as compared to $68,745,000 as of December 31, 2009. Stockholders’ equity as a percent of total capitalization was 89.5% and 87.0% as of December 31, 2010 and December 31, 2009, respectively. Bank debt and notes payable decreased $1,874,000 for the twelve months ended December 31, 2010 when compared to December 31, 2009, thus increasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2010 was 8.0% as compared to a rate of 9.0% for 2009.

At December 31, 2010, $23,826,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

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

Off-Balance Sheet Agreements

At December 31, 2010, the Company was contingently liable under a standby letter of credit aggregating $383,114, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's self-insurance casualty program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero.

At December 31, 2010, SecurityNational Mortgage was contingently liable under a standby letter of credit aggregating $1,250,000, to be used as collateral to cover any contingency related to claims filed in states where SecurityNational Mortgage is licensed. SecurityNational Mortgage does not expect any material losses to result from the issuance of the standby letter of credit. Accordingly, the estimated fair value of these instruments is zero.

SecurityNational Mortgage has entered into a loan purchase agreement to originate and sell mortgage loans to an unaffiliated warehouse bank. The total amount available to originate loans under this agreement at December 31, 2010 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. Generally, when certain mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage renewed its loan purchase agreement with Wells Fargo Securities that expired on June 30, 2010 for an additional one year term.

As of December 31, 2010, there was $68,120,000 in mortgage loans in which settlements with third party investors were still pending.

The total of the Company unfunded residential construction loan commitments as of December 31, 2010 was $1,604,000.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2010 and the payments due by period are shown in the following table:

	Less than 1 year	1-3 years	4-5 years	over 5 years	Total
Non-cancelable operating leases	$1,042,612	$1,200,572	$102,776	$-	$2,345,960
Notes and contracts payable	1,777,967	4,553,630	403,771	330,607	7,065,975
	$2,820,579	$5,754,202	$506,547	$330,607	$9,411,935

Variable Interest Entities

In conjunction with the Company’s casualty insurance program, limited equity interests are held in a captive insurance entity. This program permits the Company to self-insure a portion of losses, to gain access to a wide array of safety-related services, to pool insurance risks and resources in order to obtain more competitive pricing for administration and reinsurance and to limit its risk of loss in any particular year. This entity meets the definition of a variable interest entity (VIE); however, under generally accepted accounting principles, “there is not a requirement to include this entity in the consolidated financial statements.” The maximum exposure to loss related to the Company’s involvement with this entity is limited to approximately $383,114, a majority of which is collateralized under a standby letter of credit issued on the insurance entity’s behalf. See Note 11, “Reinsurance, Commitments and Contingencies,” for additional discussion of commitments associated with the insurance program and Note 1, “Significant Accounting Policies”, for further information on a standby letter of credit. As of December 31, 2010, there are no other entities that met the definition of a variable interest entity.

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

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and subsidiaries as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 31, 2011

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
Assets	2010	2009
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$98,048,016	$115,832,300
Fixed maturity securities, available for sale, at estimated fair value	-	1,149,523
Equity securities, available for sale, at estimated fair value	6,784,643	5,786,614
Mortgage loans on real estate and construction loans held for investment, net of allowances for losses of $7,070,442 and $6,808,803 for 2010 and 2009	96,154,107	103,290,076
Real estate held for investment, net of accumulated depreciation of $3,849,695 and $3,515,527 for 2010 and 2009	3,996,777	4,080,033
Other real estate owned held for investment, net of accumulated depreciation of $1,090,532 and $423,746 for 2010 and 2009	44,422,829	38,979,999
Other real estate owned held for sale	5,086,400	3,841,800
Policy, student and other loans net of allowance for doubtful accounts of $380,506 and $652,498 for 2010 and 2009	17,044,897	18,145,029
Short-term investments	2,618,349	7,144,319
Accrued investment income	1,726,854	2,072,495
Total investments	275,882,872	300,322,188
Cash and cash equivalents	39,556,503	39,463,803
Mortgage loans sold to investors	63,226,686	39,269,598
Receivables, net	7,827,114	10,873,207
Restricted assets of cemeteries and mortuaries	3,066,379	2,593,413
Cemetery perpetual care trust investments	1,454,694	1,104,046
Receivable from reinsurers	4,476,237	5,776,780
Cemetery land and improvements	11,096,129	10,987,833
Deferred policy and pre-need contract acquisition costs	35,767,101	34,087,951
Property and equipment, net	11,111,059	11,994,284
Value of business acquired	9,017,696	10,252,670
Goodwill	1,075,039	1,075,039
Other	2,077,396	2,776,086
Total Assets	$465,634,905	$470,576,898

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
Liabilities and Stockholders' Equity	2010	2009
Liabilities
Future life, annuity, and other benefits	$344,972,099	$336,343,433
Unearned premium reserve	5,213,948	4,780,645
Bank loans payable	6,866,438	8,656,245
Notes and contracts payable	199,537	283,744
Deferred pre-need cemetery and mortuary contract revenues	13,192,499	13,381,662
Cemetery perpetual care obligation	2,853,727	2,756,174
Accounts payable	2,472,996	2,601,149
Other liabilities and accrued expenses	14,579,008	24,623,535
Income taxes	15,356,185	17,344,869
Total liabilities	405,706,437	410,771,456
Commitments and Contingencies	--	--
Stockholders’ Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 9,178,945 shares in 2010 and 8,730,227 shares in 2009	18,357,890	17,460,454
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 9,660,152 shares in 2010 and 9,214,211 shares in 2009	1,932,031	1,842,842
Additional paid-in capital	19,689,993	19,191,606
Accumulated other comprehensive income, net of taxes	1,188,246	1,593,327
Retained earnings	21,907,579	23,178,944
Treasury stock, at cost - 1,322,074 Class A shares and -0- Class C shares in 2010; 1,454,974 Class A shares and -0- Class C shares in 2009	(3,147,271)	(3,461,731)
Total stockholders’ equity	59,928,468	59,805,442
Total Liabilities and Stockholders’ Equity	$465,634,905	$470,576,898

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
	2010	2009	2008
Revenues:
Insurance premiums and other consideration	$38,528,437	$38,413,329	$35,981,297
Net investment income	17,794,086	19,328,900	28,047,162
Net mortuary and cemetery sales	11,520,369	11,973,676	12,725,930
Realized gains on investments and other assets	1,615,418	1,223,312	1,018,189
Other than temporary impairments	(673,981)	(326,000)	(2,751,904)
Mortgage fee income	98,164,113	144,860,399	143,411,459
Other	1,581,115	1,414,680	1,015,370
Total revenues	168,529,557	216,888,296	219,447,503

Benefits and expenses:
Death benefits	19,350,176	19,003,933	17,100,688
Surrenders and other policy benefits	1,575,812	1,677,335	2,094,482
Increase in future policy benefits	15,525,542	15,238,380	13,709,135
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	5,944,859	7,160,488	6,010,273
Selling, general and administrative expenses:
Commissions	58,439,664	79,509,946	98,962,941
Salaries	26,406,153	27,351,618	25,438,793
Provision for loan losses and loss reserve	5,404,645	19,547,162	10,552,074
Costs related to funding mortgage loans	6,044,020	10,041,731	8,944,945
Other	25,923,413	25,334,654	26,017,754
Interest expense	2,778,920	3,326,161	7,448,454
Cost of goods and services sold – mortuaries and cemeteries	2,225,773	2,349,230	2,437,453

Total benefits and expenses	169,618,977	210,540,638	218,716,992

Earnings (loss) before income taxes	(1,089,420)	6,347,658	730,511
Income tax benefit (expense)	658,796	(2,573,778)	(155,658)

Net earnings (loss)	$(430,624)	$3,773,880	$574,853

Net earnings (loss) per Class A equivalent common share (1)	$(0.05)	$0.43	$0.06

Net earnings (loss) per Class A equivalent common share - assuming dilution(1)	$(0.05)	$0.43	$0.06

Weighted average Class A equivalent common shares outstanding (1)	8,716,921	8,697,222	9,103,118

Weighted average Class A equivalent common shares outstanding - assuming dilution (1)	8,716,921	8,699,590	9,103,118

(1) Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share. Net earnings per Class C common share is equal to one-tenth (1/10) of such amount or $0.00, $0.05 and $0.01 per share for 2010, 2009 and 2008, respectively, and $0.00, $0.05 and $0.01 per share-assuming dilution for 2010, 2009 and 2008, respectively.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2009 and 2010

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2008	$15,770,458	$1,706,140	$17,737,172	$1,596,791	$21,104,156	$(2,130,565)	$55,784,152

Comprehensive income:
Net earnings	—	—	—	—	574,853	—	574,853
Unrealized gains (losses)	—	—	—	(3,162,279)	—	—	(3,162,279)
Reclass of treasury stock	—	—	—	1,982,589	—	(1,982,589)	—
Total comprehensive income	—	—	—	—	—	—	(2,587,426)
Grant of stock options	—	—	466,929	—	—	—	466,929
Sale of treasury stock	—	—	—	—	—	248,624	248,624
Stock dividends	789,354	84,727	(218,251)	—	(655,830)	—	—
Conversion Class C to Class A	8,406	(8,404)	(2)	—	—	—	—
Balance at December 31, 2008	16,568,218	1,782,463	17,985,848	417,101	21,023,179	(3,864,530)	53,912,279

Comprehensive income:
Net earnings	—	—	—	—	3,773,880	—	3,773,880
Unrealized gains (losses)	—	—	—	1,176,226	—	—	1,176,226
Total comprehensive income	—	—	—	—	—	—	4,950,106
Grant of stock options	—	—	485,986	—	—	—	485,986
Exercise stock options	32,962	—	(32,962)	—	—	—	—
Sale of treasury stock	—	—	54,271	—	—	402,799	457,070
Stock dividends	831,736	87,755	698,524	—	(1,618,015)	—	—
Odd lot purchase	160	—	(60)	—	(100)	—	—
Conversion Class C to Class A	27,377	(27,376)	(1)	—	—	—	—
Balance at December 31, 2009	17,460,454	1,842,842	19,191,606	1,593,327	23,178,944	(3,461,731)	59,805,442

Comprehensive income:
Net loss	—	—	—	—	(430,624)	—	(430,624)
Unrealized gains (losses)	—	—	—	(405,081)	—	—	(405,081)
Total comprehensive income	—	—	—	—	—	—	(835,705)
Grant of stock options	—	—	520,457	—	—	—	520,457
Exercise of stock options	20,348	—	(20,348)	—	—	—	—
Sale of treasury stock	—	—	123,814	—	—	314,460	438,274
Stock dividends	874,276	92,002	(125,537)	—	(840,741)	—	—
Conversion Class C to Class A	2,812	(2,813)	1	—	—	—	—
Balance at December 31, 2010	$18,357,890	$1,932,031	$19,689,993	$1,188,246	$21,907,579	$(3,147,271)	$59,928,468
See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2010	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(430,624)	$3,773,880	$574,853
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Realized gains on investments and other assets	(1,615,418)	(1,223,312)	(1,018,189)
Other than temporary impairments	673,981	326,000	2,751,904
Depreciation	2,917,513	2,801,417	2,471,201
Provision for losses on real estate accounts and loans receivable	(198,062)	2,804,620	4,586,501
Amortization of premiums and discounts	(19,505)	(740,124)	(65,224)
Provision for deferred and other income taxes	(1,197,023)	1,570,989	(59,230)
Policy and pre-need acquisition costs deferred	(6,956,154)	(7,754,706)	(6,946,317)
Policy and pre-need acquisition costs amortized	5,225,032	6,035,882	5,110,519
Value of business acquired amortized	719,827	1,124,606	899,754
Change in assets and liabilities:
Land and improvements held for sale	(108,296)	(361,537)	(866,255)
Future life and other benefits	16,843,261	15,423,587	9,508,769
Receivables for mortgage loans held for sale	(23,957,088)	(19,383,604)	35,366,791
Stock based compensation expense	520,457	485,986	466,929
Benefit plans funded with treasury stock	438,274	457,070	248,624
Other operating assets and liabilities	(7,107,055)	11,831,350	4,088,477
Net cash provided by (used in) operating activities	(14,250,880)	17,172,104	57,119,107
Cash flows from investing activities:
Securities held to maturity:
Purchase - fixed maturity securities	(8,251,365)	(12,897,225)	(15,667,595)
Calls and maturities - fixed maturity securities	27,878,797	22,610,141	25,384,510
Securities available for sale:
Purchase - equity securities	(5,462,028)	(5,640,738)	(1,740,077)
Sales - equity securities	5,014,194	5,788,996	3,600,641
Purchases of short-term investments	(9,590,929)	(20,784,977)	(30,339,562)
Sales of short-term investments	14,115,870	18,923,574	32,012,283
Sales (purchases) of restricted assets	(441,441)	1,552,830	1,528,071
Change in assets for perpetual care trusts	(282,605)	(230,498)	(291,870)
Amount received for perpetual care trusts	97,553	108,190	174,226
Mortgage, policy, and other loans made	(102,328,203)	(89,298,195)	(121,760,048)
Payments received for mortgage, policy, and other loans	97,675,289	83,312,074	82,123,102
Purchases of property and equipment	(859,988)	(736,210)	(1,323,849)
Disposal of property and equipment	-	2,749	81,352
Purchases of real estate	(1,813,784)	(801,297)	(379,738)
Cash paid for purchase of subsidiaries, net of cash acquired	-	-	(2,928,022)
Sale of real estate	6,424,961	1,965,740	1,438,796
Net cash provided by (used in) investing activities	22,176,321	3,875,154	(28,087,780)

See accompanying notes to consolidated financial statements

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2010	2009	2008
Cash flows from financing activities:
Annuity contract receipts	$8,428,798	$9,101,675	$10,578,845
Annuity contract withdrawals	(14,372,244)	(13,920,526)	(18,006,929)
Repayment of bank loans and notes and contracts payable	(1,889,295)	(1,633,714)	(1,840,193)
Proceeds from borrowing on notes and contracts	-	4,955,000	1,698,000
Change in line of credit borrowings	-	-	(6,750,000)
Net cash used in financing activities	(7,832,741)	(1,497,565)	(14,320,277)
Net change in cash and cash equivalents	92,700	19,549,693	14,711,050
Cash and cash equivalents at beginning of year	39,463,803	19,914,110	5,203,060
Cash and cash equivalents at end of year	$39,556,503	$39,463,803	$19,914,110

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$12,985,041	$24,441,490	$16,449,451

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
Years Ended December 31, 2010, 2009, and 2008

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of certain amounts in prior years has been reclassified to conform to the 2010 presentation.

Principles of Consolidation

These consolidated financial statements include the financial statements of the Company and its majority owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

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

Fixed maturity and equity securities available for sale are carried at estimated fair value. Changes in fair values net of income taxes are reported as unrealized appreciation or depreciation and recorded as an adjustment directly to stockholders’ equity and, accordingly, have no effect on net income.

Mortgage loans on real estate, and construction loans are carried at their principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The Company defers related material loan origination fees, net of related direct loan origination costs, and amortizes the net fees over the term of the loans.

Mortgage loans are collateral dependent and require an appraisal at the time of underwriting and funding.  Generally the Company will fund a loan not to exceed 80% of the loan’s collateral fair market value.  Amounts over 80% will require mortgage insurance by an approved third party insurer.  Once a loan is deemed to be impaired the Company will review the market value of the collateral and provide an allowance for any impairment.

Mortgage loans sold to investors are carried at the amount due from third party investors, which is the estimated fair value at the balance sheet date since these amounts are generally collected within a short period of time.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

1)         Significant Accounting Policies (Continued)

Real estate held for investment is carried at cost, less accumulated depreciation provided on a straight-line basis over the estimated useful lives of the properties, or is adjusted to a new basis for impairment in value, if any.

Other real estate owned held for investment are foreclosed properties which the Company intends to hold for investment purposes.  These properties are recorded at the lower of cost or market value upon foreclosure.  Deprecation is provided on a straight line basis over the estimated useful life of the properties.  These properties are analyzed for impairment periodically in accordance with our policy for long-lived assets.

Other real estate owned held for sale are foreclosed properties which the Company intends to sell.  These properties are carried at the lower of cost or fair value, less cost to sell.

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

Realized gains and losses on investments arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired. If in management’s judgment a decline in the value of an investment below cost is other-than-temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in judging whether an impairment is other-than-temporary include: the financial condition, business prospects and credit worthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline, and the Company’s ability and intent to hold the investment until the fair value recovers, which is not assured.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets which range from three to forty years. Leasehold improvements are amortized over the lesser of the useful life or remaining lease terms.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

1)         Significant Accounting Policies (Continued)

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

Allowance for Doubtful Accounts and Loan Losses and Impaired Loans

The Company records an allowance and recognizes an expense for potential losses from mortgage loans, other loans and receivables in accordance with ASC 450.

Receivables are the result of cemetery and mortuary operations, mortgage loan operations and life insurance operations. The allowance is based upon the Company’s historical experience for collectively evaluated impairment. Other allowances are based upon receivables individually evaluated for impairment. Collectability of the cemetery and mortuary receivables is significantly influenced by current economic conditions. The critical issues that impact recovery of mortgage loan operations are interest rate risk, loan underwriting, new regulations and the overall economy.

The Company provides allowances for losses on its mortgage loans held for investment through an allowance for loan losses. The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company’s historical experience in collecting similar receivables. The second component is based upon individual evaluation of loans that are determined to be impaired. Upon determining impairment the Company establishes an individual impairment allowance based upon an assessment of the fair value of the underlying collateral. See the schedules in footnote 3 for additional information. In addition, when a mortgage loan is past due more than 90 days, the Company, does not accrue any interest income and proceeds to foreclose on the real estate. All expenses for foreclosure are expensed as incurred. Once foreclosed, the carrying value will approximate its fair value and the amount is classified as other real estate owned held for investment or sale. The Company will rent the properties until it is deemed desirable to sell them.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

1)         Significant Accounting Policies (Continued)

Loan Loss Reserve

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

Additional information related to the Loan Loss Reserve is included in footnote 3.

Future Life, Annuity and Other Policy Benefits

Future policy benefit reserves for traditional life insurance are computed using a net level method, including assumptions as to investment yields, mortality, morbidity, withdrawals, and other assumptions based on the life insurance subsidiaries’ experience, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations. Such liabilities are, for some plans, graded to equal statutory values or cash values at or prior to maturity. The range of assumed interest rates for all traditional life insurance policy reserves was 4.5% to 10%. Benefit reserves for traditional limited-payment life insurance policies include the deferred portion of the premiums received during the premium-paying period. Deferred premiums are recognized as income over the life of the policies. Policy benefit claims are charged to expense in the period the claims are incurred. Increases in future policy benefits are charged to expense.

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

Participating Insurance

Participating business constituted 2%, 2%, and 2% of insurance in force for 2010, 2009 and 2008, respectively. The provision for policyholders’ dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

Reinsurance

The Company follows the procedure of reinsuring risks in excess of $100,000 to provide for greater diversification of business to allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. The Company remains liable for amounts ceded in the event the reinsurers are unable to meet their obligations.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

1)         Significant Accounting Policies (Continued)

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

The Company, through its cemetery and mortuary operations, provides guaranteed funeral arrangements wherein a prospective customer can receive future goods and services at guaranteed prices. To accomplish this, the Company, through its life insurance operations, sells to the customer an increasing benefit life insurance policy that is assigned to the mortuaries. If, at the time of need, the policyholder/potential mortuary customer utilizes one of the Company’s facilities, the guaranteed funeral arrangement contract that has been assigned will provide the funeral goods and services at the contracted price. The increasing life insurance policy will cover the difference between the original contract prices and current prices. Risks may arise if the difference cannot be fully met by the life insurance policy. However, management believes that given current inflation rates and related price increases of goods and services, the risk of exposure is minimal.

Mortgage Operations

Over 50% of the Company’s revenue and expenses are through its wholly owned subsidiary, SecurityNational Mortgage. SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows, including loan purchase agreements from Security National Life, and with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through SecurityNational Mortgage. For the twelve months ended December 31, 2010, 2009, and 2008, SecurityNational Mortgage originated and sold 11,251 loans ($2,094,738,000 total volume), 17,797  loans ($3,243,734,000 total volume), and 19,321 loans ($3,680,015,000 total volume), respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

1)         Significant Accounting Policies (Continued)

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to an unaffiliated warehouse bank. The total amount available to originate loans under the loan purchase agreements at December 31, 2010 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. As of December 31, 2010, there were $68,120,000 in mortgage loans in which settlements with third party investors were still pending. Generally when certain mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage renewed one of its loan purchase agreements that expired on June 30, 2010 for an additional one year term.

Mortgage fee income consists of origination fees, processing fees, and certain other income related to the origination and sale of mortgage loans. For mortgage loans sold to third party investors, mortgage fee income and related expenses are recognized pursuant to generally accepted accounting principles at the time the sales of mortgage loans comply with the sales criteria for the transfer of financial assets, which are: (i) the transferred assets have been isolated from the Company and its creditors, (ii) the transferee has the right to pledge or exchange the mortgage, and (iii) the Company does not maintain effective control over the transferred mortgage. The Company must determine that all three criteria are met at the time a loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans, prior to warehouse banks purchasing the loans under the purchase commitments.

The Company, through SecurityNational Mortgage, sells all mortgage loans to third party investors without recourse. However, it may be required to repurchase a loan or pay a fee instead of repurchase under certain events, which include the following:

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

Loan purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled. Depending on market conditions, these commitment settlement dates can be extended at a cost to the Company. Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount. The Company’s historical data shows that 99% of all loans originated by SecurityNational Mortgage are generally settled by the investors as agreed within 16 days after delivery. There are situations, however, when the Company determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in its best interest to repurchase those loans from the warehouse banks. It is the Company's policy to cure any documentation problems regarding such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce loan purchase commitments from third-party investors concerning the loans. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedial methods include the following:

•	Research reasons for rejection.
•	Provide additional documents.
•	Request investor exceptions.
•	Appeal rejection decision to purchase committee.
•	Commit to secondary investors.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

1)         Significant Accounting Policies (Continued)

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

The Company’s current policy is to not lend more than 80% of the appraised market value at the time of funding unless third party mortgage insurance is obtained to insure the amount in excess of the 80% limitation.  New appraisals are not obtained on mortgages in a current payment status. The average age of appraisals obtained at time of funding for impaired mortgage loans at December 31, 2010 was 2.3 years.

On a quarterly and annual basis the Company does an analysis on property classified as Other Real Estate Owned. This analysis compares national home selling indexes at the time of original appraisal to the comparable index at time of foreclosure.  The percentage change in the index is applied to the original appraised value and compared to the current book value of the property. For any significant decrease in property values, the Company normally obtains a new appraisal. Any impairment identified by the comparison analysis is recorded during the quarter of identification.

In addition to the write down to 80% of the original appraised value and the index comparison analysis performed by the Company, the Company depreciates Other Real Estate Owned Held for Investment.  This depreciation reduces the book value of these properties and lessens the exposure to the Company from further deterioration in real estate values.

As a result of the volatile secondary market for mortgage loans, the Company sold mortgage loans in 2007 and 2008 to certain third party investors, including Lehman Brothers-Aurora Loan Services and Bear Stearns-EMC Mortgage Corp., that experienced financial difficulties and were not able to settle the loans. The total amount of such loans was $52,556,000, of which $36,499,000 were loans in which the secondary market no longer existed. Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with generally accepted accounting principles, accounted for the loans retained in the same manner as a purchase of assets from former transferees in exchange for liabilities assumed. At the time of repurchase, the loans were determined to be held for investment purposes, and the fair value of the loans was determined to approximate the unpaid principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The 2008, 2009 and 2010 financial statements reflect the transfer of mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate”. The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

1)         Significant Accounting Policies (Continued)

As standard in the industry, the Company received payments on the mortgage loans during the time period between the sale date and settlement or repurchase date. During the period, the Company will service these loans through Security National Life, its life insurance subsidiary.

As of December 31, 2010, the Company’s long term mortgage loan portfolio consisted of $14,293,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $9,761,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $14,293,000 in mortgage loans with delinquencies more than 90 days. During the twelve months ended December 31, 2010 and 2009, the Company increased its allowance for mortgage losses by $630,000 and $3,166,000, respectively, which was charged to loan loss expense and included in selling, general and administrative expenses for the period. The allowances for mortgage loan losses as of December 31, 2010 and 2009 were $7,070,000 and $6,809,000, respectively.

Also at December 31, 2010, the Company had foreclosed on a total of $49,509,000 in long term mortgage loans, of which $12,985,000 of the loans foreclosed were reclassified as other real estate held for investment or sale during 2010. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its respective life, cemeteries and mortuaries, and mortgage subsidiaries, and will rent the properties until it is deemed economically desirable to sell them.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

1)         Significant Accounting Policies (Continued)

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

Options to purchase 539,158 shares of Common Stock were outstanding during 2010, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

Advertising Expense

The Company expenses advertising costs as incurred. The total amount charged to advertising expense for 2010, 2009 and 2008 was $2,122,000 $1,532,000 and $1,192,000, respectively.

Recent Accounting Pronouncements

Fair Value Measurements and Disclosure – In January 2010, the FASB issued guidance requiring that for each class of assets and liabilities measured at fair value, reporting entities provide additional disclosures describing the reasons for transfers of assets in and out of Levels 1 and 2 of the three-tier fair value hierarchy.  For assets valued using the Level 3 method, entities will be required to separately present purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  The guidance also states that an entity should provide fair value measurements for each class of asset or liability, and explain the inputs and techniques used in calculating Levels 2 and 3 fair value measurements. This guidance is effective for interim and annual filings for fiscal years beginning after December 15, 2010.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

Consolidation Analysis Considering Investments Held through Separate Accounts – In April 2010, the FASB issued guidance clarifying that an insurer is not required to combine interests in investments held in a qualifying separate account with its interests in the same investments held in the general account when performing a consolidation evaluation.   The guidance is effective for fiscal years and interim periods beginning after December 15, 2010 with early adoption permitted The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

1)         Significant Accounting Policies (Continued)

When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts – In December 2010, the FASB issued accounting guidance which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more than likely than not that goodwill impairment exists, an entity should consider whether any adverse qualitative factors indicate that impairment may exist. The qualitative factors are consistent with existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below carrying value.  This guidance is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

Disclosure of Supplementary Pro Forma Information for Business Combinations – In December 2010, the FASB issued accounting guidance which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This guidance also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings. This guidance will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

2)       Acquisitions

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

Included in the escrow accounts is $175,000 (the “Deposit Amount”) and $268,500 (the “Real Estate Deposit Amount”). The Deposit Amount is to be used to pay any adjustments that may be required under the terms of the purchase agreement and any remaining portion of the Deposit Amount is to be transferred into the Real Estate Deposit Amount. The Real Estate Deposit Amount that was placed into the escrow account is to be released to the selling shareholders as the Company collects the principal portion of a loan in the form of a promissory note that Southern Security had made to an entity that is related to the selling shareholders. However, no payments will be made to the selling shareholders if the promissory note is in default. As of December 31, 2010 the escrow agent has determined that adjustments in the amount of $126,315 is due to the Company from the Deposit Amount and has rolled the remaining balance of $48,685 into the Real Estate Deposit Amount.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

2)         Acquisitions (Continued)

The $443,500 of funds held in escrow by the Company’s law firm have been included in the accompanying consolidated balance sheet at December 31, 2010 and December 31, 2009 in receivables with the liability payable to the selling shareholders of an equal amount included in other liabilities and accrued expenses. The assets acquired and the liabilities assumed were recognized at their fair values with the excess of the purchase price allocated to value of business acquired. The value of business acquired is being amortized over the estimated period premiums will be received under the insurance policies of 14.3 years. The estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition were as follows:

Investment in securities	$1,200,865
Policy and mortgage loans	1,050,028
Cash	392,785
Receivable from reinsurer - Security National Life	22,235,131
Other assets	49,369
Deferred tax asset	298,418
Value of business acquired	227,573
Total assets acquired	25,454,169
Future life, annuity and other benefits	(22,789,846)
Fair Value of Net Assets Acquired	$2,664,323

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisition of Southern Security had occurred at the beginning of the year ended December 31, 2008. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisitions occurred on those dates and may not reflect the operations that will occur in the future:

For the Year Ended December 31, (unaudited)
2008
Total revenues	$221,348,000
Net earnings	$717,000
Net earnings per Class A equivalent common share	$0.09
Net earnings per Class A equivalent common share assuming dilution	$0.09

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

3)	Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2010 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010:
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S Government agencies	$2,855,303	$325,935	$-	$3,181,238

Obligations of states and political subdivisions	1,773,904	122,565	(18,574)	1,877,895

Corporate securities including public utilities	85,354,245	6,626,582	(716,007)	91,264,820

Mortgage-backed securities	6,469,942	239,719	(654,959)	6,054,702

Redeemable preferred stock	1,594,622	27,158	(32,171)	1,589,609

Total fixed maturity securities held to maturity	$98,048,016	$7,341,959	$(1,421,711)	$103,968,264

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

3)       Investments (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010:

Equity securities available for sale at estimated fair value:

Non-redeemable preferred stock	$20,282	$-	$(4,224)	$16,058

Common stock:

Industrial, miscellaneous and all other	6,418,151	707,798	(357,364)	6,768,585

Total equity securities available for sale at estimated fair value	$6,438,433	$707,798	$(361,588)	$6,784,643

Total securities available for sale carried at estimated fair value	$6,438,433	$707,798	$(361,588)	$6,784,643

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$60,285,273
Residential construction	18,436,495
Commercial	24,502,781
Less: Allowance for loan losses	(7,070,442)
Total mortgage loans on real estate and construction loans held for investment	$96,154,107

Real estate held for investment - net of depreciation	$3,996,777
Other real estate owned held for investment - net of depreciation	44,422,829
Other real estate owned held for sale	5,086,400
Total real estate	$53,506,006

Policy, student and other loans at amortized cost - net of allowance for doubtful accounts	$17,044,897

Short-term investments at amortized cost	$2,618,349

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

3)       Investments (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009:

Equity securities available for sale at estimated fair value:

Non-redeemable preferred stock	$20,281	$-	$(5,061)	$15,220

Common stock:

Industrial, miscellaneous and all other	5,398,320	682,075	(309,001)	5,771,394

Total equity securities available for sale at estimated fair value	$5,418,601	$682,075	$(314,062)	$5,786,614

Total securities available for sale carried at estimated fair value	$6,529,339	$720,860	$(314,062)	$6,936,137

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$60,863,842
Residential construction	25,028,081
Commercial	24,206,956
Less: Allowance for loan losses	(6,808,803)

Total mortgage loans on real estate and construction loans held for investment	$103,290,076

Real estate held for investment - net of depreciation	$4,080,033
Other real estate owned held for investment - net of depreciation	38,979,999
Other real estate owned held for sale	3,841,800
Total real estate	$46,901,832

Policy, student and other loans at amortized cost - net of allowance for doubtful accounts	$18,145,029

Short-term investments at amortized cost	$7,144,319

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

3)       Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed-maturities securities, which are carried at amortized cost, at December 31, 2010 and 2009. The unrealized losses were primarily related to interest rate fluctuations or spread-widening. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed-maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At December 31, 2010
Redeemable Preferred Stock	$4,022	4	$28,149	1	$32,171
Obligations of States and Political Subdivisions	-	0	18,574	3	18,574
Corporate Securities	70,934	10	645,073	25	716,007
Mortgage and other asset-backed securities	8,971	2	645,988	3	654,959
Total unrealized losses	$83,927	16	$1,337,784	32	$1,421,711
Fair Value	$4,527,041		$10,037,150		$14,564,191

At December 31, 2009
Redeemable Preferred Stock	$-	0	$109,832	11	$109,832
U.S. Treasury Securities and Obligations of U.S. Government Agencies	6,389	2	-	0	6,389
Obligations of States and Political Subdivisions	9,678	3	11,044	3	20,722
Corporate Securities	564,177	36	2,199,271	57	2,763,448
Mortgage and other asset-backed securities	31,337	3	1,307,480	5	1,338,817
Total unrealized losses	$611,581	44	$3,627,627	76	$4,239,208
Fair Value	$17,777,172		$22,641,536		$40,418,708

As of December 31, 2010, the average market value of the related fixed maturities was 91.1% of amortized cost and the average market value was 90.5% of amortized cost as of December 31, 2009. During 2010, 2009 and 2008, an other-than-temporary decline in market value resulted in the recognition of an impairment loss on fixed maturity securities of $150,059, $326,000 and $2,343,000, respectively. No other-than-temporary impairment loss was considered to exist for these fixed maturities as of December 31, 2010.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

3)       Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at December 31, 2010 and 2009. The unrealized losses were primarily the result of decreases in market value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At December 31, 2010
Non-redeemable preferred stock	$-	-	$4,224	2	$4,224
Industrial, miscellaneous and all other	192,742	42	164,622	13	357,364
Total unrealized losses	$192,742	42	$168,846	15	$361,588
Fair Value	$1,895,632		$530,253		$2,425,885

At December 31, 2009
Non-redeemable preferred stock	$-	-	$5,061	2	$5,061
Industrial, miscellaneous and all other	55,287	23	253,714	16	309,001
Total unrealized losses	$55,287	23	$258,775	18	$314,062
Fair Value	$1,007,525		$660,809		$1,668,334

As of December 31, 2010, the average market value of the equity securities available for sale was 87.0% of the original investment and the average market value was 84.2% of the original investment as of December 31, 2009. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During 2010, 2009, and 2008, an other-than-temporary decline in the market value resulted in the recognition of an impairment loss on equity securities of $23,922, $-0-, and $408,640, respectively. No other-than-temporary impairment loss on equity securities was determined to exist as of December 31, 2010.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

3)       Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Held to Maturity:
Due in 2011	$2,557,045	$2,621,118
Due in 2012 through 2015	19,581,108	21,276,237
Due in 2016 through 2020	29,862,779	32,727,472
Due after 2020	37,982,520	39,699,126
Mortgage-backed securities	6,469,942	6,054,702
Redeemable preferred stock	1,594,622	1,589,609
Total held to maturity	$98,048,016	$103,968,264

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Amortized	Estimated Fair
	Cost	Value
Available for Sale:
Due in 2011	$-	$-
Due in 2012 through 2015	-	-
Due in 2016 through 2020	-	-
Due after 2020	-	-
Non-redeemable preferred stock	20,282	16,058
Common stock	6,418,151	6,768,585
Total available for sale	$6,438,433	$6,784,643

The Company’s realized gains and losses from investments and other assets are summarized as follows:

	2010	2009	2008
Fixed maturity securities held to maturity:
Gross realized gains	$1,300,187	$500,795	$90,243
Gross realized losses	(494,678)	(151,069)	-
Other than temporary impairments	(150,059)	(326,000)	(2,343,264)

Securities available for sale:
Gross realized gains	686,788	1,018,217	1,211,932
Gross realized losses	(61,530)	(152,757)	(152,213)
Other than temporary impairments	(23,922)	-	(408,640)

Other assets:
Gross realized gains	393,943	8,126	-
Gross realized losses	(209,292)	-	(131,773)
Other than temporary impairments	(500,000)	-	-
Total	$941,437	$897,312	$(1,733,715)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

3)       Investments (Continued)

Generally gains and losses from held to maturity securities are a result of early calls and related amortization of premiums or discounts. However, credit losses of $150,059, $326,000 and $2,343,264 were recognized during the year ended December 31, 2010, 2009 and 2008, respectively, from other-than-temporary declines in market value of held to maturity securities.

The net carrying amount for sales of securities classified as held to maturity was $16,220,943, $1,700,388 and $0, for the years ended December 31, 2010, 2009 and 2008, respectively.  The net realized gain related to these sales was $346,225, $181,285 and $0, for the years ended December 31, 2010, 2009 and 2008, respectively. Certain circumstances lead to these decisions to sell.  The Company sold held to maturity securities in 2009 that experienced significant deterioration in their value and were liquidated to avoid a potential complete loss in the bond investments of Lehman Brothers and General Motors.  Bonds categorized as held to maturity and sold in 2010 were liquidated in order to meet an unexpected increase in mortgage funding demand and the non-renewal of an expired loan purchase agreement with a warehouse bank by SecurityNational Mortgage during the latter part of 2010.  The expired loan purchase agreement was renewed in December 2010 for a one year term. This was a rare and unusual event in the history of the Company.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available for sale securities) at December 31, 2010, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	2010	2009	2008
Fixed maturity securities	$6,761,254	$7,140,920	$7,167,007
Equity securities	238,928	794,845	266,533
Mortgage loans on real estate	6,154,760	5,462,533	6,857,757
Real estate	1,686,844	1,561,809	1,563,134
Policy, student and other loans	891,546	811,684	699,592
Short-term investments, principally gains on sale of mortgage loans and other	7,215,926	7,896,518	14,265,269
Gross investment income	22,949,258	23,668,309	30,819,292
Investment expenses	(5,155,172)	(4,339,409)	(2,772,130)
Net investment income	$17,794,086	$19,328,900	$28,047,162

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of $635,652, $576,689, and $565,057 for 2010, 2009 and 2008, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases. Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,302,578 at December 31, 2010 and $10,614,292 at December 31, 2009. The restricted securities are included in various assets under investments on the accompanying consolidated balance sheets.

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 10.5%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At December 31, 2010, the Company has 29%, 16% and 17% of its mortgage loans from borrowers located in the states of Utah, Florida and California, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $7,070,442 and $6,808,803 at December 31, 2010 and 2009, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

3)       Investments (Continued)

The Company establishes a valuation allowance for credit losses in its portfolio as further described in Note 1.

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans
For the Years Ended December 31, 2010, and 2009

	Commercial	Residential	Residential Construction	Total
2010
Allowance for credit losses:
Beginning balance	$-	$5,917,792	$891,011	$6,808,803
Charge-offs	-	(335,853)	(32,641)	(368,494)
Provision	-	630,133	-	630,133
Ending balance	$-	$6,212,072	$858,370	$7,070,442

Ending balance: individually evaluated for impairment	$-	$5,131,779	$740,000	$5,871,779

Ending balance: collectively evaluated for impairment	$-	$1,080,293	$118,370	$1,198,663

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$24,502,781	$60,285,273	$18,436,495	$103,224,549

Ending balance: individually evaluated for impairment	$-	$7,236,095	$2,085,467	$9,321,562

Ending balance: collectively evaluated for impairment	$24,502,781	$53,049,178	$16,351,028	$93,902,987

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

2009
Allowance for credit losses:
Beginning balance	$-	$4,139,456	$641,011	$4,780,467
Charge-offs	-	(1,137,707)	-	(1,137,707)
Provision	-	2,916,043	250,000	3,166,043
Ending balance	$-	$5,917,792	$891,011	$6,808,803

Ending balance: individually evaluated for impairment	$-	$4,851,669	$740,000	$5,591,669

Ending balance: collectively evaluated for impairment	$-	$1,066,123	$151,011	$1,217,134

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$24,206,957	$60,863,841	$25,028,081	$110,098,879

Ending balance: individually evaluated for impairment	$-	$9,218,615	$2,889,184	$12,107,799

Ending balance: collectively evaluated for impairment	$24,206,957	$51,645,226	$22,138,897	$97,991,080

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

3)       Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented.

Age Analysis of Past Due Mortgage Loans
Years Ended December 31, 2010 and 2009

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days 1)	In Foreclosure 1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
2010
Commercial	$-	$734,756	$-	$439,794	$1,174,550	$23,328,231	$24,502,781	$-	$24,502,781
Residential	767,970	782,174	3,537,616	7,236,095	12,323,855	47,961,418	60,285,273	(6,212,072)	54,454,831
Residential Construction	849,375	1,543,593	994,046	2,085,467	5,472,481	12,964,014	18,436,495	(858,370)	17,196,495

Total	$1,617,345	$3,060,523	$4,531,662	$9,761,356	$18,970,886	$84,253,663	$103,224,549	$(7,070,442)	$96,154,107

2009
Commercial	$1,523,707	$-	$-	$-	$1,523,707	$22,683,250	$24,206,957	$-	$24,206,957
Residential	1,392,842	800,508	5,331,782	9,218,615	16,743,747	44,120,094	60,863,841	(5,917,792)	55,295,038
Residential Construction	1,684,277	834,469	2,098,554	2,889,184	7,506,484	17,521,597	25,028,081	(891,011)	23,788,081

Total	$4,600,826	$1,634,977	$7,430,336	$12,107,799	$25,773,938	$84,324,941	$110,098,879	$(6,808,803)	$103,290,076
1) There was not any interest income recognized on loans past due greater than 90 days or in foreclosure.
Impaired Mortgage Loans

Impaired mortgage loans include loans with a related specific valuation allowance or loans whose carrying amount has been reduced to the expected collectible amount because the impairment has been considered other than temporary. The recorded investment in and unpaid principal balance of impaired loans along with the related loan specific allowance for losses, if any, for each reporting period and the average recorded investment and interest income recognized during the time the loans were impaired were as follows:

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

3)       Investments (Continued)

Impaired Loans
For the Years Ended December 31, 2010, and 2009

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2010
With no related allowance recorded:
Commercial	$439,794	$439,794		$439,794	$-
Residential	3,537,616	3,537,616		3,537,616	-
Residential construction	994,046	994,046		994,046	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	7,236,095	7,236,095	5,131,779	7,236,095	-
Residential construction	2,085,467	2,085,467	740,000	2,085,467	-

Total:
Commercial	$439,794	$439,794	$-	$439,794	$-
Residential	10,773,711	10,773,711	5,131,779	10,773,711	-
Residential construction	3,079,513	3,079,513	740,000	3,079,513	-

2009
With no related allowance recorded:
Commercial	$-	$-		$-	$-
Residential	5,331,782	5,331,782		5,331,782	-
Residential construction	2,098,554	2,098,554		2,098,554	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	9,218,615	9,218,615	4,851,669	9,218,615	-
Residential construction	2,889,184	2,889,184	740,000	2,889,184	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	14,550,397	14,550,397	4,851,669	14,550,397	-
Residential construction	4,987,738	4,987,738	740,000	4,987,738	-

Credit Risk Profile Based on Performance Status

The Company’s mortgage loan portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days or greater delinquent or on non-accrual status.

The Company’s performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity
As of December 31, 2010, and 2009

	Commercial		Residential		Residential Construction		Total
	2010	2009	2010	2009	2010	2009	2010	2009

Peforming	$24,062,987	$24,206,957	$49,511,562	$46,313,444	$15,356,982	$20,040,343	$88,931,531	$90,560,744
Nonperforming	439,794	-	10,773,711	14,550,397	3,079,513	4,987,738	14,293,018	19,538,135
Total	$24,502,781	$24,206,957	$60,285,273	$60,863,841	$18,436,495	$25,028,081	$103,224,549	$110,098,879

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

3)       Investments (Continued)

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $1,852,000 and $1,545,000 as of December 31, 2010 and 2009, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status
	As of December 31, 2010, and 2009

	2010	2009
Commercial	$439,794	$-
Residential	10,773,711	14,550,397
Residential construction	3,079,513	4,987,738

Total	$14,293,018	$19,538,135

Loan Loss Reserve

As described in footnote 1 when a repurchase demand is received, the relevant data is reviewed and captured so that an estimated future loss can be calculated. The key factors that are used in the estimated loss calculation are as follows: (i) lien position, (ii) payment status, (iii) claim type, (iv) unpaid principal balance, (v) interest rate, and (vi) validity of the demand. Other data is captured and is useful for management purposes, the actual estimated loss is generally based on these key factors. The Company conducts its own review upon the receipt of a repurchase demand. In many instances, the Company is able to resolve the issues relating to the repurchase demand by the third party investor without having to make any payments to the investor.

The following is a summary of the loan loss reserve which is included in other liabilities and accrued expenses:

	Years Ended December 31,
	2010	2009
Balance, beginning of period	$11,662,897	$2,775,452
Provisions for losses	4,534,231	17,306,471
Charge-offs	(10,298,103)	(8,419,026)
Balance, at December 31	$5,899,025	$11,662,897

The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of the balance sheet date. There was a significant increase in the loan loss reserve in 2009 when the settlement for CitiMortgage was accrued and a subsequent significant decrease in the first quarter 2010 when the settlement payment to CitiMortgage was actually made. The loan loss reserve may not be adequate, however, for claims asserted by Bank of America, Wells Fargo and JP Morgan Chase if SecurityNational Mortgage is unable to negotiate acceptable settlement agreements with these banks, litigation ensues, and SecurityNational Mortgage is not successful in what it believes are its significant defenses to these claims. In such event, a substantial judgment could be entered against SecurityNational Mortgage that exceeds the amount of the loan loss reserve.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

4)       Receivables

Receivables consist of the following:

	December 31,
	2010	2009
Trade contracts	$5,447,268	$8,039,501
Advances receivables from sales agents	1,766,823	2,282,899
Held in Escrow – Capital Reserve Life/Southern Security	616,383	616,383
Other	1,991,987	2,117,480
Total receivables	9,822,461	13,056,263
Allowance for doubtful accounts	(1,995,347)	(2,183,056)
Net receivables	$7,827,114	$10,873,207

5)       Value of Business Acquired

Information with regard to value of business acquired is as follows:

	December 31,
	2010	2009	2008
Balance at beginning of year	$10,252,670	$11,377,276	$11,686,080
Value of business acquired	(515,147)	246,838	590,950
Imputed interest at 7%	674,463	757,048	807,217
Amortization	(1,394,290)	(2,128,492)	(1,706,971)
Net amortization charged to income	(719,827)	(1,371,444)	(899,754)
Balance at end of year	$9,017,696	$10,252,670	$11,377,276

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $804,000, $767,000, $688,000, $657,000, and $508,000 for the years 2011 through 2015. Actual amortization may vary based on changes in assumptions or experience. As of December 31, 2010, value of business acquired is being amortized over a weighted average life of 8.3 years.

6)       Property and Equipment

The cost of property and equipment is summarized below:

	December 31,
	2010	2009
Land and buildings	$14,344,140	$15,069,284
Furniture and equipment	13,002,174	16,058,583
	27,346,314	31,127,867
Less accumulated depreciation	(16,235,255)	(19,133,583)
Total	$11,111,059	$11,994,284

Depreciation expense for the years ended December 31, 2010 and 2009 was $1,811,931 and $1,956,215, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

7)      Bank Loans Payable

Bank loans payable are summarized as follows:

	December 31,
	2010	2009
6% note payable in monthly installments of $5,693 including principal and interest, collateralized by real property, with a book value of approximately $518,000, due September 2015.	$412,860	$457,420

6.34% note payable in monthly installments of $13,556 including principal and interest, collateralized by real property with a book value of approximately $520,000, due November 2017.	997,546	1,109,975

Bank prime rate less .28% (2.97% at December 31, 2010) collateralized by shares of Security National Life Insurance Company Stock, due June 2011.	357,336	1,192,820

5.75% note payable in monthly installments of $28,271 including principal and interest, collateralized by real property with a book value of approximately $6,311,000 due December 2014.	3,887,818	4,000,000

Bank prime rate less .75% (2.50% at December 31, 2010) collateralized by shares of Security National Life Insurance Company Stock, due June 2011.	825,000	1,375,000

Mark to market of interest rate swaps (discussed below) adjustment	116,533	101,251

Other collateralized bank loans payable	269,345	419,779
Total bank loans	6,866,438	8,656,245

Less current installments	1,708,819	2,319,017
Bank loans, excluding current installments	$5,157,619	$6,337,228

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

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

At December 31, 2010, the fair value of the interest rate swap was an unrealized loss of $116,533 and was computed based on the underlying variable Libor rate plus 1.65%, or 2.65% per annum. The unrealized loss resulted in a derivative liability of $116,533 and has been reflected in accumulated other comprehensive income. The change in accumulated other comprehensive income from the interest rate swap in 2010 was $15,281. The fair value of the interest rate swap was derived from a proprietary model of the bank from whom the interest rate swap was purchased and to whom the note is payable.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

8)       Notes and Contracts Payable

Notes and contracts payable are summarized as follows:

	December 31,
	2010	2009
Unsecured note payable due to former stockholders of Deseret Memorial, Inc. resulting from the acquisition of such entity. Amount represents the present value, discounted at 8%, of monthly annuity payments of $5,900, due September 2011.	$45,752	$109,366

Other notes payable	153,785	174,378
Total notes and contracts payable	199,537	283,744
Less current installments	69,148	85,168

Notes and contracts, excluding current installments	$130,389	$198,576

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the variable overnight Libor rate plus 2.25% (2.51% for December 2010), secured by the capital stock of the Security National Life and maturing June 30, 2012. As of December 31, 2010, there were no amounts outstanding under the revolving line-of-credit.

The Company has a $6,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75% (2.50% at December 31, 2010), secured by the capital stock of Security National Life and maturing June 15, 2011, renewable annually. As of December 31, 2010, there were no amounts outstanding under the revolving line-of-credit. As of December 31, 2010, $3,485,886 was available and $1,689,114 was reserved for three outstanding letters of credit. $1,500,000 was carved out for a loan in September 2008 that as of December 31, 2010 has a balance of $825,000 (refer to note 7). As the principal payments on the loan are made the line of credit amount increases in availability.

The Company has a $15,000,000 revolving line-of-credit with a bank with interest payable at the variable overnight Libor rate plus 2% (2.26% for December 2010), secured by bond investments of the Company and maturing April 15, 2011. As of December 31, 2010, there were no amounts outstanding under the revolving line-of-credit.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

8)       Notes and Contracts Payable (Continued)

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

2011	$1,777,967
2012	409,999
2013	402,837
2014	3,740,794
2015	403,771
Thereafter	330,607
Total	$7,065,975

Interest paid approximated interest expense in 2010, 2009 and 2008 which was $2,778,920, $3,326,161 and $7,448,454, respectively.

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

The components of the cemetery perpetual care obligation are as follows:

	December 31,
	2010	2009
Trust investments, at market value	$1,454,694	$1,104,046
Note receivables from Cottonwood Mortuary Singing Hills Cemetery and Memorial Estates - Pinehill eliminated in consolidation	2,013,174	2,052,331
Total trust assets	3,467,868	3,156,377
Cemetery perpetual care obligation	(2,853,727)	(2,756,174)
Fair value of trust assets in excess of trust obligations	$614,141	$400,203

The Company has established and maintains certain restricted trust investments to provide for future merchandise and service obligations incurred in connection with its pre-need sales. Such amounts are reported as restricted assets of cemeteries and mortuaries in the accompanying consolidated balance sheets.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

9)       Cemetery and Mortuary Endowment Care and Pre-need Merchandise Funds (Continued)

Assets in the restricted asset account are summarized as follows:

	December 31,
	2010	2009
Cash and cash equivalents	$1,522,295	$1,175,646
Mutual funds	467,413	416,002
Fixed maturity securities	8,775	8,775
Equity securities	78,020	76,850
Participating in Mortgage loans with Security National Life	989,876	916,141
Total	$3,066,379	$2,593,414

A surplus note receivable and interest in the amount of $4,000,000 from Security National Life was eliminated in consolidation.

10)       Income Taxes

The Company’s income tax liability at December 31 is summarized as follows:

	December 31,
	2010	2009
Current	$21,224	$608,060
Deferred	15,334,961	16,736,809
Total	$15,356,185	$17,344,869

Significant components of the Company’s deferred tax (assets) and liabilities at December 31 are approximately as follows:

	December 31,
	2010	2009
Assets
Future policy benefits	$(6,195,069)	$(6,140,507)
Loan loss reserve	(2,005,669)	(2,679,449)
Unearned premium	(1,929,161)	(1,768,838)
Other	(1,064,441)	(1,296,635)
Less: Valuation allowance	6,105,175	6,727,260
Total deferred tax assets	(5,089,165)	(5,158,169)

Liabilities
Deferred policy acquisition costs	9,503,086	9,146,293
Basis difference in property and equipment	2,873,142	4,018,057
Value of business acquired	3,336,548	3,793,488
Installment sales	2,172,164	2,356,322
Trusts	2,014,812	1,908,905
Available for sale securities	24,632	6,147
Tax on unrealized appreciation	499,742	665,766
Total deferred tax liabilities	20,424,126	21,894,978
Net deferred tax liability	$15,334,961	$16,736,809

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

10)        Income Taxes (Continued)

Insurance companies with total assets less than $500 million receive a special deduction that lowers their effective tax rate. The Company’s valuation allowance relates to differences created by the small life insurance company deduction. If the Company exceeds $500 million in consolidated tax assets, for tax purposes, this valuation allowance would diminish.

The increase in the valuation allowance was $152,792 and $715,562 during 2010 and 2009, respectively.

The Company paid $108,522, $750,844, and $505,962 in income taxes for 2010, 2009 and 2008, respectively. The Company’s income tax expense (benefit) is summarized as follows for the year ended December 31:

	2010	2009	2008
Current	$171,133	$1,002,789	$214,888
Deferred	(829,929)	1,366,336	(234,338)
Other	-	204,653	175,108
Total	$(658,796)	$2,573,778	$155,658

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

	2010	2009	2008
Computed expense at statutory rate	$(370,403)	$2,158,204	$248,374
Special deductions allowed small life insurance companies	(351,847)	(50,983)	(20,918)
Other, net	63,454	466,557	(71,798)
Tax expense	$(658,796)	$2,573,778	$155,658

At December 31, 2010, the Company had $516,401 of unrecognized tax benefits principally relating to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  At December 31, 2010, the Company had $22,123 in interest and penalties related to unrecognized tax benefits. The Company accounts for interest expense and penalties for unrecognized tax benefits as part of its income tax provision.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. As of December 31, 2010, the Company does not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months. Federal and state income tax returns for 2007 through 2010 are open tax years.

11)       Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $25,000 to $100,000 during the years 2010 and 2009. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to approximately $1,801,414,000 (unaudited) at December 31, 2010 and approximately $1,346,932,000 (unaudited) at December 31, 2009.

On December 31, 2008, the Company entered into a Coinsurance Funds Withheld Reinsurance Agreement with Continental American Insurance Company (“Continental American”), a South Carolina domiciled insurance company. This agreement was effective November 30, 2008. Under the terms of the agreement, the Company ceded to Continental American  a block of deferred annuities in the amount of $4,828,487 as of December 31, 2008 and retained the assets and recorded a funds held under coinsurance liability for the same amount. Continental American agreed to pay the Company an initial ceding commission of $60,000 and a quarterly management fee of $16,500 per quarter to administer the policies. The Company will also receive a 90% experience refund for any profits from the business. The Company has the right to recapture the business on each January 1 following December 31, 2008, or any other date if mutually agreed and with at least 90 days’ prior written notice to Continental American. The Company and Continental American terminated this agreement on March 31, 2010.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

11)	Reinsurance, Commitments and Contingencies (Continued)

On June 4, 2010, the Company entered into an Indemnity Coinsurance Reinsurance Agreement with American Life and Security Corporation ("American Life"), a Nebraska domiciled insurance company, effective January 1, 2010.  Under the terms of the agreement, the Company ceded to American Life a block of deferred annuities in the amount of $2,678,931 and a block of whole life policies in the amount of $1,048,134, together with net due and deferred premiums in the amount of $12,305, advance premiums in the amount of $353, claims liability in the amount of $14,486, and net policy loans in the amount of $128,487. The total initial consideration of $3,601,112 in cash was transferred to Wells Fargo as custodian of the assets. American Life has control of the assets subject to the terms of a custodial agreement. American Life agreed to pay the Company an initial ceding commission of $375,000 and a management fee of $3,500 per quarter to administer the policies.  American Life agreed to indemnify the Company for these contracts and risks. The initial term on this agreement will be for a period of one year. After the initial one year term, this agreement will be automatically renewed unless American Life notifies the Company in writing of its intention not to renew no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period of this agreement will be for a term of one year. The accounting and settlement of this agreement will be on a quarterly basis and calculated pursuant to the terms thereof.

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

Non-Cancelable Leases

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to five years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2010, are approximately as follows:

Years Ending
December 31
2011	$1,042,612
2012	675,530
2013	307,604
2014	217,438
2015	102,776
Total	$2,345,960

Total rent expense related to non-cancelable operating leases for the years ended December 31, 2010, 2009, and 2008 was approximately $2,086,000, $2,134,000, and $2,074,000, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

11)	Reinsurance, Commitments and Contingencies (Continued)

Mortgage Loan Loss Settlements

Aurora Loan Services

On April 15, 2005, SecurityNational Mortgage entered into a Loan Purchase Agreement with Lehman Brothers Bank (“Lehman Brothers”). Under the terms of the Loan Purchase Agreement, Lehman Brothers agreed to purchase mortgage loans from time to time from SecurityNational Mortgage. During 2007, Lehman Brothers and its wholly owned subsidiary, Aurora Loan Services LLC, purchased a total of 1,490 mortgage loans in the aggregate amount of $352,774,000 from SecurityNational Mortgage. On January 17, 2008 Aurora Loan Services announced it was suspending all wholesale and correspondent mortgage originations. As a result of this policy change, Lehman Brothers and Aurora Loan Services discontinued purchasing mortgage loans from mortgage brokers and lenders, including SecurityNational Mortgage.

During 2007, Aurora Loan Services maintained that as part of its quality control efforts it reviewed mortgage loans purchased from SecurityNational Mortgage and determined that certain of the loans contained alleged misrepresentations and early payment defaults. Aurora Loan Services further maintained that these alleged breaches in the purchased mortgage loans provide Lehman Brothers and Aurora Loan Services with the right to require SecurityNational Mortgage to immediately repurchase the mortgage loans containing the alleged breaches in accordance with the terms of the Loan Purchase Agreement. In order for Lehman Brothers and Aurora Loan Services to refrain from demanding immediate repurchase of the mortgage loans by SecurityNational Mortgage, SecurityNational Mortgage was willing to enter into an agreement to indemnify Lehman Brothers and Aurora Loan Services for any losses incurred in connection with certain mortgage loans with alleged breaches that were purchased from SecurityNational Mortgage.

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Brothers and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agrees to indemnify Lehman Brothers and Aurora Loan Services for 75% of all losses that Lehman Brothers and Aurora Loan Services may have as a result of any current or future defaults by mortgagors on 54 mortgage loans that were purchased from SecurityNational Mortgage and listed as an attachment to the Indemnification Agreement. SecurityNational Mortgage is released from any obligation to pay the remaining 25% of such losses. The Indemnification Agreement also requires SecurityNational Mortgage to indemnify Lehman Brothers and Aurora Loan Services for 100% of any future losses incurred on mortgage loans with alleged breaches that are not listed on the attachment to the agreement.

Concurrently with the execution of the Indemnification Agreement, SecurityNational Mortgage paid $395,000 to Aurora Loan Services as a deposit into a reserve account to secure the obligations of SecurityNational Mortgage under the Indemnification Agreement. This deposit is in addition to a $250,000 deposit that SecurityNational Mortgage made to Lehman Brothers and Aurora Loan Services on December 10, 2007, for a total of $645,000. Losses from mortgage loans with alleged breaches are payable by SecurityNational Mortgage from the reserve account. However, Lehman Brothers and Aurora Loan Services are not to apply any funds from the reserve account to a particular mortgage loan until an actual loss has occurred.

The Indemnification Agreement further provides that Aurora Loan Services will be entitled to have hold back 25 basis points on any mortgage loans that Lehman Brothers or Aurora Loan Services purchases from SecurityNational Mortgage and to add the amount of the basis point holdbacks to the reserve account. SecurityNational Mortgage agreed to deliver to Aurora Loan Services at least $300,000,000 in mortgage loans on an annual basis or at least $600,000,000 in 24 months. These provisions may not be effective, however, because Lehman Brothers and Aurora Loan Services have discontinued purchasing mortgage loans from SecurityNational Mortgage. SecurityNational Mortgage also agrees to pay to Aurora Loan Services the difference between the reserve account balance and $645,000, but in no event will SecurityNational Mortgage be required to pay any amount into the reserve account that would result in a total contribution, including both the basis point holdbacks and cash payments, in excess of $125,000 for any calendar month.

During 2008 and 2009, SecurityNational Mortgage made $2,261,000 in total payments to Aurora Loan Services pursuant to the Indemnification Agreement. During 2010, SecurityNational Mortgage made payments to Aurora Loan Services of $1,375,000.When SecurityNational Mortgage entered into the Indemnification Agreement, it anticipated using basis point holdbacks from loan production credits toward satisfying the $125,000 monthly obligations. Because Lehman Brothers and Aurora Loan Services discontinued purchasing mortgage loans from SecurityNational Mortgage shortly after the Indemnification Agreement was executed, SecurityNational Mortgage has not had the benefit of using the basis point holdbacks toward payment of the $125,000 monthly obligations.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

11)	Reinsurance, Commitments and Contingencies (Continued)

Since the reserve account was established in 2007, funds have been paid out of the account to indemnify $4,269,000 in losses from 31 mortgage loans that were among the 54 mortgage loans with alleged breaches which were listed on the attachment to the Indemnification Agreement and ten other mortgage loans with alleged breaches which were not listed on the attachment. The estimated potential loss from 17 of the remaining mortgage loans, which would allegedly require indemnification by SecurityNational Mortgage for such losses, is $2,826,000. An additional six mortgage loans listed on the attachment to the Indemnification Agreement are not included among the 17 remaining loans because SecurityNational Mortgage has not yet received repurchase demands in regards to such loans.

During 2008, 2009 and 2010, the Company recognized alleged losses of $1,636,000, $1,032,000 and $1,289,000, respectively. However, management cannot fully determine the total losses because there are losses concerning the rights of the Company that need to be determined, including the rights that the Company may have as a result of Lehman Brothers’ and Aurora Loan Services’ refusal to purchase subsequent loans from SecurityNational Mortgage soon after the Indemnification Agreement was executed. The Company has not accrued for losses under the Indemnification Agreement as of December 31, 2010. The Company is currently involved in discussions with Lehman Brothers as to issues under the Indemnification Agreement. During the discussions, the monthly payments for December 2010 and January, February, March and April 2011 totaling $625,000 have been abated or deferred, as the case may be, with the consent of Lehman Brothers.

CitiMortgage

On November 24, 2009, a complaint was filed in the United States District Court, Eastern District of Missouri, by CitiMortgage, Inc. against SecurityNational Mortgage Company.  The complaint claimed that at various times since May 3, 2004 SecurityNational Mortgage sold mortgage loans to CitiMortgage that did not meet requirements under certain agreements between CitiMortgage and SecurityNational Mortgage, the complaint specifically addressing 19 mortgage loans. The complaint further alleged that with respect to the 19 mortgage loans, SecurityNational Mortgage refused to cure these alleged nonconforming mortgage loans or to repurchase such loans.  Because of SecurityNational Mortgage’s alleged failure to comply with its repurchase obligations in such agreements, the complaint contended that SecurityNational Mortgage owed CitiMortgage in excess of $3,226,000. The complaint also requested an order requiring SecurityNational Mortgage to perform its obligations under the agreements with CitiMortgage, including to repurchase the defective mortgage loans.

SecurityNational Mortgage disputed the claims that CitiMortgage asserted in the complaint.  On February 15, 2010, SecurityNational Mortgage and CitiMortgage reached a settlement on the disputed claims. The settlement covered the 19 mortgage loans in the complaint and, in addition, other mortgage loans that CitiMortgage purchased from SecurityNational Mortgage. Under the terms of the Settlement Agreement and Release, SecurityNational Mortgage paid a settlement amount to CitiMortgage. The Company reserved a sufficient amount to cover the settlement payment in its consolidated financial statements at December 31, 2009.

The Settlement Agreement and Release specifically provides that SecurityNational Mortgage and CitiMortgage fully release each other from any and all claims, liabilities and causes of action that each had or may have had against the other concerning the 19 mortgage loans identified in the complaint and the other mortgage loans that CitiMortgage purchased from SecurityNational Mortgage prior to the date of the agreement.  The agreement does not extend to any mortgage loans purchased by CitiMortgage after the effective date of the settlement agreement nor to claims by borrowers.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

11)	Reinsurance, Commitments and Contingencies (Continued)

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

As of December 31, 2010, Bank of America, Wells Fargo and JP Morgan Chase have asserted estimated potential claims of $32,000,000 relating to loan repurchases, loan indemnifications and other loan issues.  The Company has estimated the potential losses for the asserted claims by these banks to be less. The Company has reserved and accrued $5,899,027 as of December 31, 2010 to settle all such investor related claims.  The Company believes this amount is adequate to resolve the claims and the amount represents the Company’s estimate of possible losses relating to any outstanding claims by these banks.

These claims are greater than the net asset value of SecurityNational Mortgage, which was $17,935,000 on December 31, 2010, and its reserve for mortgage loan loss, which was $5,899,027 on December 31, 2010.  The Company disagrees with the claims asserted by Bank of America, Wells Fargo and JP Morgan Chase against SecurityNational Mortgage and believes it has significant defenses to these claims.

SecurityNational Mortgage was involved in settlement discussions with Bank of America during the second and third quarters of 2010, and is currently involved in settlement discussions with Wells Fargo in an attempt to settle the claims asserted by the banks. On March 24, 2011, SecurityNational Mortgage received a proposed settlement agreement and release from Wells Fargo. SecurityNational Mortgage is currently evaluating the terms of the proposed agreement. The proposed settlement was considered in the Company’s determination of its loan loss reserve.  Any additional loss in excess of the current loan loss reserve cannot be estimated as negotiations are still in progress.  It is possible that the negotiations could result in a change in the estimate of the loan loss reserve.

If SecurityNational Mortgage is unable to negotiate acceptable terms with Bank of America, Wells Fargo and JP Morgan Chase, legal action may ensue in an effort to obtain amounts that the banks claim are allegedly due.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against claims asserted by these banks to the extent that a substantial judgment was entered against SecurityNational Mortgage that is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.

Termination of Business Relationship with Bank of America

During settlement discussions with Bank of America during the second and third quarters of 2010, Bank of America made a settlement proposal to SecurityNational Mortgage.  When SecurityNational Mortgage declined to accept the settlement proposal, which it regarded as unreasonable and onerous, Bank of America notified SecurityNational Mortgage by letter dated October 20, 2010, of its decision to terminate its business relationship with SecurityNational Mortgage.  In particular, the letter provided notice of termination of the Loan Purchase Agreement, dated September 27, 1994, between SecurityNational Mortgage and Countrywide Funding Corporation.  As a result, Bank of America is no longer accepting any new commitments for mortgage loans from SecurityNational Mortgage.  However, Bank of America completed the purchase of mortgage loans from SecurityNational Mortgage involving mortgage loan commitments that had been made before October 20, 2010.

Bank of America also stated in the October 20, 2010 letter that termination of its business relationship with SecurityNational Mortgage would not affect the obligations, representations, warranties or indemnifications by SecurityNational Mortgage under mortgage loans previously sold to Bank of America under the Loan Purchase Agreement.  Accompanying the termination letter to SecurityNational Mortgage was a notice letter from Bank of America, also dated October 20, 2010.  In the notice letter Bank of America stated that it was withdrawing all prior and pending settlement proposals involving SecurityNational Mortgage and the Company.  Bank of America further stated that it intended to exercise certain rights under the Loan Purchase Agreement by debiting $5,970,941 from amounts in the over/under Account that it had been holding for the benefit of SecurityNational Mortgage.  Bank of America also maintained it had the right to debit additional amounts credited to the over/under Account for payment of additional obligations that SecurityNational Mortgage allegedly owed to Bank of America.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

11)	Reinsurance, Commitments and Contingencies (Continued)

The Company believes that Bank of America wrongfully applied the $5,970,941 from the over/under Account toward payment of outstanding obligations that SecurityNational Mortgage allegedly owed to Bank of America.  In a letter dated October 22, 2010 to Bank of America, SecurityNational Mortgage stated, without waiving any of its rights against Bank of America, that it objected to Bank of America debiting $5,970,941 from the over/under Account, as well as any amount attempted to be debited thereafter without specific written approval of SecurityNational Mortgage. SecurityNational Mortgage had sent letters to Bank of America requesting a withdrawal of funds from the over/under Account before Bank of America had debited the $5,970,941 from the account.  SecurityNational Mortgage recognized this withdrawal of funds by Bank of America by reducing the balance of SecurityNational Mortgage’s accrued losses on loans sold (a liability account) and its restricted cash held by Bank of America. SecurityNational Mortgage is currently determining what action to take against Bank of America for wrongfully debiting the funds from the over/under Account.  As a result of the termination of the business relationship with Bank of America, SecurityNational Mortgage will have less flexibility on pricing when selling mortgage loans to third party investors.  In addition, with the loss of Bank of America’s Early Purchase Program for mortgage loans sold to Bank of America, it will take longer for SecurityNational Mortgage to sell its mortgage loans to third party investors.

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of December 31, 2010 the Company’s commitments are $20,056,362 for these loans of which $18,452,037 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% to 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of December 31, 2010). Maturities range between six and twelve months.

At December 31, 2010, SecurityNational Mortgage was contingently liable under a standby letter of credit aggregating $1,250,000, to be used as collateral to cover any contingency relating to claims filed in states where SecurityNational Mortgage is licensed. SecurityNational Mortgage does not expect any material losses to result from the issuance of the standby letter of credit. Accordingly, the estimated fair value of these instruments is zero.

At December 31, 2010, the Company was contingently liable under a standby letter of credit aggregating $383,114, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's self-insurance casualty program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero.

The Company is self insured for certain casualty insurance, worker compensation and liability programs. Self-Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverages. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party administrators and actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At December 31, 2010, $655,996 of reserves was established related to such insurance programs versus $694,738 at December 31, 2009.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

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

The Company’s contributions are allocated to eligible employees based on the ratio of each eligible employee’s compensation to total compensation for all eligible employees during each year. The Company did not make any contributions for 2010, 2009 and 2008. At December 31, 2010 the ESOP held 628,337 shares of Class A and1,982,118 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has three 401(k) savings plans covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pretax contributions up to a maximum of $16,500, $16,500 and $15,500 for the years 2010, 2009 and 2008, respectively or the statutory limits.

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company matched 100% of up to 3% of an employee’s total annual compensation and matched 50% of 4% to 5% of an employee’s annual compensation. The match was in Company Stock. The Company’s contribution for 2010, 2009 and 2008 was $344,772, $341,360 and $365,925, respectively under the “Safe Harbor” plan.

In 2001, the Company’s Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2010, 2009 and 2008.

The Company has deferred compensation agreements with its Chief Executive Officer and its past Senior Vice President. The deferred compensation is payable on the retirement or death of these individuals either in annual installments over 10 years or in a lump sum settlement, if approved by the Board of Directors. The amount payable is $75,184 per year with cost of living adjustments each anniversary. The compensation agreements also provide that any remaining balance will be payable to their heirs in the event of their death. In addition, the agreements provide that the Company will pay the Group Health coverage for these individuals and/or their spouses. In 2010, the Company decreased its liability for these future obligations by $37,352 and in 2009 decreased its liability by $32,777. The current balance as of December 31, 2010 is $656,900.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

12)       Retirement Plans

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

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $144,935 and $127,290 in fiscal 2010 and 2009, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $976,126 and $831,170 as of December 31, 2010 and 2009, respectively.

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
In the event of a sale or merger of the Company and Mr. Beckstead is not retained in his current position, the Company would be obligated to continue Mr. Beckstead’s current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62½) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed in 2010 and 2009 approximately $58,923 and $52,295, respectively, to cover the present value of the retirement benefit of the agreement. The liability accrued is $474,519 and $415,595, as of December 31, 2010 and 2009, respectively.

13)	Capital Stock

The Company has two classes of common stock with shares outstanding, Class A and Class C. Class C shares vote share for share with the Class A shares on all matters except election of one third of the directors who are elected solely by the Class A shares, but generally are entitled to a lower dividend participation rate. Class C shares are convertible into Class A shares at any time on a ten to one ratio.

Stockholders of both classes of common stock have received 5% stock dividends in the years 1990 through 2010, as authorized by the Company’s Board of Directors.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

13)	Capital Stock (Continued)

The Company has Class B Common Stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B Common Stock.

The following table summarizes the activity in shares of capital stock for the three-year period ended December 31, 2010:

	Class A	Class C
Balance at December 31, 2007	7,885,229	8,530,699

Exercise of stock options	--	--
Stock dividends	394,677	423,635
Conversion of Class C to Class A	4,203	(42,019)

Balance at December 31, 2008	8,284,109	8,912,315

Exercise of stock options	16,481	--
Stock dividends	415,868	438,776
Conversion of Class C to Class A	13,689	(136,880)
Reinstatement	80	--

Balance at December 31, 2009	8,730,227	9,214,211

Exercise of stock options	10,174	--
Stock dividends	437,138	460,005
Conversion of Class C to Class A	1,406	(14,064)
Reinstatement	-	--

Balance at December 31, 2010	9,178,945	9,660,152

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with accounting principles generally accepted in the United States of America, the basic and diluted earnings per share amounts were calculated as follows:

	2010	2009	2008
Numerator:
Net earnings (loss)	$(430,624)	$3,773,880	$574,853

Denominator:
Denominator for basic earnings per share-weighted-average shares	8,716,921	8,697,222	9,103,118

Effect of dilutive securities
Employee stock options	-	2,368	--
Dilutive potential common shares	-	2,368	--

Denominator for diluted earnings (loss) per share-adjusted weighted-average shares and assumed conversions	8,716,921	8,699,590	9,103,118

Basic earnings (loss) per share	$(0.05)	$0.43	$0.06
Diluted earnings (loss) per share	$(0.05)	$0.43	$0.06

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

14)          Stock Compensation Plans

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation expense for options issued of $520,457 and $485,986 has been recognized under these plans for 2010 and 2009, respectively, and $375,046 has been recognized for 2008. Deferred tax credit has been recognized related to compensation expense of $176,955, $165,235 and $127,516 for years 2010, 2009 and 2008, respectively.

The weighted-average fair value of each option granted during 2010 under the 2003 Plan and the 2006 Plan, is estimated at $0.77 and $0.71 for the December 3, 2010 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 65%, risk-free interest rate of 3.4%, and an expected life of five to ten years.

The weighted-average fair value of each option granted in 2009 under the 2003 Plan and the 2006 Plan, is estimated at $1.55 and $1.70 for the December 4, 2009 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 72%, risk-free interest rate of 3.4%, and an expected life of five to ten years.

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

The Company generally estimates the expected life of the options based upon the contractual term of the options. Future volatility is estimated based upon the historical volatility of the Company’s Class A common stock over a period equal to the estimated life of the options. Common stock issued upon exercise of stock options are generally new share issuances rather than from treasury shares. Future compensation relating to non-vested stock options at December 31, 2010 is not material.

Description and activity for each Plan is summarized as follows:

1993 Stock Incentive Plan

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
Years Ended December 31, 2010, 2009, and 2008

14)           Stock Compensation Plans (Continued)

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

The aggregated intrinsic value of the options outstanding is zero because the strike price is greater than the market price.

Activity of the 1993 Plan is summarized as follows:
	Number of Class A Shares	Option Price
Outstanding at December 31, 2007	291,703	$1.71 - $4.62
Adjustment for the effect of stock dividends	13,466
Exercised	--
Cancelled	(22,402)

Outstanding at December 31, 2008	282,767	$1.62 - $4.40
Adjustment for the effect of stock dividends	13,902
Exercised	--
Cancelled	(4,719)

Outstanding at December 31, 2009	291,950	$1.54 - $4.19
Adjustment for the effect of stock dividends	14,598
Exercised	--
Cancelled	--

Outstanding at December 31, 2010	306,548	$1.47 - $3.99

Exercisable at end of year	306,548	$1.47 - $3.99

Available options for future grant 1993 Stock Incentive Plan	-0-

Weighted average contractual term of options outstanding at December 31, 2010	2.1 years

Aggregated intrinsic value of options outstanding at December 31, 2010	$-0-

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

14)         Stock Compensation Plans (Continued)

2000 Director Stock Option Plan

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

The aggregated intrinsic value of the options outstanding is zero because the strike price is greater than the market price.

Activity of the 2000 Plan is summarized as follows:
	Number of
	Class A Shares	Option Price
Outstanding at December 31, 2007	14,600	$2.70 - $4.71
Adjustment for the effect of stock dividends	474
Granted	--
Cancelled	(5,104)
Outstanding at December 31, 2008	9,970	$2.58 - $3.02

Adjustment for the effect of stock dividends	244
Granted	--
Cancelled	(5,110)
Outstanding at December 31, 2009	5,104	$2.45

Adjustment for the effect of stock dividends	--
Granted	--
Cancelled	(5,104)
Outstanding at December 31, 2010	-	$0.00

Exercisable at end of year	-	$0.00

Available options for future grant 2000 Director Plan	-0-

Weighted average contractual term of options outstanding at December 31, 2010	0

Aggregated intrinsic value of options outstanding at December 31, 2010	$-0-

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

14)         Stock Compensation Plans (Continued)

2003 Stock Option Plan

On July 11, 2003, the Company adopted the Security National Financial Corporation 2003 Stock Option Plan (the “2003 Plan”), which reserved 500,000 shares of Class A Common Stock and 1,000,000 shares of Class C Common Stock for issuance thereunder. On July 13, 2007, the Company amended the 2003 Plan to authorize an additional 400,000 shares of Class A Common Stock and an additional 1,000,000 shares of Class C common stock to be made available for issuance under the Plan. On July 10, 2009 the Company amended the 2003 Plan to authorize an additional 500,000 shares of Class A common stock and an additional 1,000,000 share of Class C common stock to be made available for issuance under the Plan. On July 9, 2010 the Company amended the 2003 Plan authorizing an additional 500,000 shares of Class A common stock and an additional 1,000,000 shares of Class C common stock to be made available for issuance under the Plan. The 2003 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress.

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

The aggregated intrinsic value of the options outstanding is zero because the strike price is greater than the market price.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

14)         Stock Compensation Plans (Continued)

Activity of the 2003 Plan is summarized as follows:

	Number of Class A Shares	Number of Class C Shares(1)	Option Price(1)

Outstanding at December 31, 2007	455,162	--	$2.66 - $3.33
Adjustment for the effect of stock dividends	41,952	55,538
Granted	389,923	1,110,770
Exercised	--	--
Cancelled	(6,032)	--

Outstanding at December 31, 2008	881,005	1,166,308	$1.43 - $4.03
Adjustment for the effect of stock dividends	48,094	108,316
Granted	206,500	1,000,000
Exercised	(63,814)	--
Cancelled	(63,814)	--

Outstanding at December 31, 2009	1,007,971	2,274,624	$1.36 - $3.84
Adjustment for the effect of stock dividends	56,598	163,731
Granted	221,600	1,000,000
Exercised	(97,609)	--
Cancelled	-	--

Outstanding at December 31, 2010	1,188,560	3,438,355	$1.30 - $3.66

Exercisable at end of year	952,980	2,438,355	$1.30 - $3.66

Available options for future grant 2003 Stock Incentive Plan	817,478	5

Weighted average contractual term of options outstanding at December 31, 2010	5.3 years

Aggregated intrinsic value of options outstanding at December 31, 2010	$-0-
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
Years Ended December 31, 2010, 2009, and 2008

14)         Stock Compensation Plans (Continued)

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

The aggregated intrinsic value of the options outstanding is zero because the strike price is greater than the market price.

Activity of the 2006 Plan is summarized as follows:

	Number of
	Class A Shares	Option Price
Outstanding at December 31, 2007	8,610	$3.57 - $4.82
Granted	34,000
Adjustment for the effect of stock dividends	2,131

Outstanding at December 31, 2008	44,741	$1.34 - $4.59
Granted	24,000
Adjustment for the effect of stock dividends	3,437

Outstanding at December 31, 2009	72,178	$1.28 - $4.37
Granted	24,000
Adjustment for the effect of stock dividends	4,809

Outstanding at December 31, 2010	100,987	$1.22 - $4.16
Exercisable at end of year	75,786	$1.22 - $4.16

Available options for future grant 2006 Stock Incentive Plan	26,642

Weighted average contractual term of options outstanding at December 31, 2010	8.5 years

Aggregated intrinsic value of options outstanding at December 31, 2010	$-0-

15)        Statutory Surplus from Statutory Reserves

Generally, the net assets of the life insurance subsidiaries available for transfer to the Company are limited to the amounts of the life insurance subsidiaries net assets, as determined in accordance with statutory accounting practices, which were $23,826,050 at December 31, 2010, exceed minimum statutory capital requirements; however, payments of such amounts as dividends are subject to approval by regulatory authorities.

The Utah, Arkansas and Mississippi Insurance Departments impose minimum risk-based capital requirements that were developed by the National Association of Insurance Commissioners, (“NAIC”) on insurance enterprises. The formulas for determining the risk-based capital (“RBC”) specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries have a combined weighted Ratio that is greater than the first level of regulatory action.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

16)           Business Segment Information (Continued)

	2010
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$38,528,437	$11,520,369	$98,164,113	$--	$148,212,919
Net investment income	14,738,200	63,574	2,992,312	--	17,794,086
Realized gains (losses) on investments and other assets	1,642,174	(26,756)	--	--	1,615,418
Other than temporary impairments	(673,981)	--	--	--	(673,981)
Other revenues	1,039,016	256,862	285,237	--	1,581,115
Intersegment revenues:
Net investment income	6,817,008	1,678,096	244,578	(8,739,682)	--
Total revenues	62,090,854	13,492,145	101,686,240	(8,739,682)	168,529,557
Expenses:
Death and other policy benefits	20,925,988	--	--	--	20,925,988
Increase in future policy benefits	15,525,542	--	--	--	15,525,542
Amortization of deferred policy and preneed acquisition costs and value of business acquired	5,572,297	372,562	--	--	5,944,859
Depreciation	559,999	631,281	620,652	--	1,811,932
General, administrative and other costs:
Intersegment	24,000	109,128	185,147	(318,275)	--
Provision for loan losses	--	--	5,404,645	--	5,404,645
Costs related to funding mortgage loans	--	--	6,044,020	--	6,044,020
Other	16,756,255	11,097,302	83,329,514	--	111,183,071
Interest expense:
Intersegment	686,384	1,792,479	5,942,544	(8,421,407)	--
Other	179,891	475,372	2,123,657	--	2,778,920
Total benefits and expenses	60,230,356	14,478,124	103,650,179	(8,739,682)	169,618,977
Earnings (losses) before income taxes	$1,860,498	$(985,979)	$(1,963,939)	$--	$(1,089,420)
Income tax (expense) benefit	(97,410)	--	756,206	--	658,796
Net earnings (losses)	$1,763,088	$(985,979)	$(1,207,733)	$--	$(430,624)

Identifiable assets	$440,374,068	$111,798,118	$30,078,996	$(116,860,777)	$465,390,405

Goodwill	$391,848	$683,191	$--	$--	$1,075,039

Expenditures for long-lived assets	$220,417	$275,904	$363,667	$--	$859,988

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

16)           Business Segment Information (Continued)

	2009
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$38,413,329	$11,973,676	$144,860,399	$--	$195,247,404
Net investment income	15,869,380	72,833	3,386,687	--	19,328,900
Realized gains on investments and other assets	1,223,312	--	--	--	1,223,312
Other than temporary impairments	(326,000)	--	--	--	(326,000)
Other revenues	778,107	174,357	462,216	--	1,414,680
Intersegment revenues:
Net investment income	5,040,934	1,092,056	216,110	(6,349,100)	--
Total revenues	60,999,062	13,312,922	148,925,412	(6,349,100)	216,888,296
Expenses:
Death and other policy benefits	20,681,268	--	--	--	20,681,268
Increase in future policy benefits	15,238,380	--	--	--	15,238,380
Amortization of deferred policy and preneed acquisition costs and value of business acquired	6,756,531	403,957	--	--	7,160,488
Depreciation	628,783	780,253	547,179	--	1,956,215
General, administrative and other costs:
Intersegment	24,000	65,064	236,487	(325,551)	--
Provision for loan losses	--	--	19,547,162	--	19,547,162
Costs related to funding mortgage loans	--	--	10,041,731	--	10,041,731
Other	16,939,350	10,923,612	104,726,271	--	132,589,233
Interest expense:
Intersegment	764,554	1,019,828	4,239,167	(6,023,549)	--
Other	400,299	247,954	2,677,908	--	3,326,161
Total benefits and expenses	61,433,165	13,440,668	142,015,905	(6,349,100)	210,540,638
Earnings (losses) before income taxes	$(434,103)	$(127,746)	$6,909,507	$--	$6,347,658
Income tax (expense) benefit	125,408	--	(2,699,186)	--	(2,573,778)
Net earnings (losses)	$(308,695)	$(127,746)	$4,210,321	$--	$3,773,880

Identifiable assets	$435,412,810	$101,357,826	$39,480,787	$(105,674,525)	$470,576,898

Goodwill	$391,848	$683,191	$--	$--	$1,075,039

Expenditures for long-lived assets	$134,948	$139,259	$462,003	$--	$736,210

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

16)           Business Segment Information (Continued)

	2008
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$35,981,297	$12,725,930	$143,411,459	$--	$192,118,686
Net investment income	16,743,849	603,959	10,699,354	--	28,047,162
Realized gains (losses) on investments and other assets	1,109,268	(91,079)	--	--	1,018,189
Other than temporary impairments	(2,751,904)	--	--	--	(2,751,904)
Other revenues	386,354	177,997	451,019	--	1,015,370
Intersegment revenues:
Net investment income	4,818,907	120,771	358,455	(5,298,133)	--
Total revenues	56,287,771	13,537,578	154,920,287	(5,298,133)	219,447,503
Expenses:
Death and other policy benefits	19,195,170	--	--	--	19,195,170
Increase in future policy benefits	13,709,135	--	--	--	13,709,135
Amortization of deferred policy and preneed acquisition costs and value of business acquired	5,586,848	423,425	--	--	6,010,273
Depreciation	663,600	863,163	534,539	--	2,061,302
General, administrative and other costs:
Intersegment	24,000	65,064	257,409	(346,473)	--
Provision for loan losses	--	--	10,552,074	--	10,552,074
Costs related to funding mortgage loans	--	--	8,944,945	--	8,944,945
Other	18,578,435	11,882,328	120,334,876	--	150,795,639
Interest expense:
Intersegment	279,489	171,057	4,501,114	(4,951,660)	--
Other	191,927	256,728	6,999,799	--	7,448,454
Total benefits and expenses	58,228,604	13,661,765	152,124,756	(5,298,133)	218,716,992
Earnings (losses) before income taxes	$(1,940,833)	$(124,187)	$2,795,531	$--	$730,511
Income tax (expense) benefit	976,659	6,829	(1,139,146)	--	(155,658)
Net earnings (losses)	$(964,174)	$(117,358)	$1,656,385	$--	$574,853

Identifiable assets	$421,550,749	$64,737,730	$26,145,713	$(70,629,667)	$441,804,525

Goodwill	$391,848	$683,191	$--	$--	$1,075,039

Expenditures for long-lived assets	$308,226	$372,511	$643,112	$--	$1,323,849

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

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

18)        Fair Value of Financial Instruments

The fair values of investments in fixed maturity and equity securities along with methods used to estimate such values are disclosed in Note 3. The following methods and assumptions were used by the Company in estimating the “fair value” disclosures related to other significant financial instruments:

Restricted Assets of the Cemeteries and Mortuaries: The carrying amounts reported in the accompanying consolidated balance sheet for these financial instruments approximate their fair values. Included in these assets are mutual funds and equity securities.

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

Investment Contracts: The fair values for the Company’s liabilities under investment-type insurance contracts (policyholder account balances and future policy benefits – annuities) are estimated based on the contracts’ cash surrender values.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

18)        Fair Value of Financial Instruments (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

18)        Fair Value of Financial Instruments (Continued)

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2010.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Non-redeemable preferred stock	$16,058	$16,058	$-	$-
Common stock	6,768,585	6,768,585	-	-
Total securities available for sale	6,784,643	6,784,643	-	-
Restricted assets of cemeteries and mortuaries	545,433	545,433
Cemetery perpetual care trust investments	1,454,694	1,454,694	-	-
Derivatives - interest rate lock commitments	1,024,587	-	-	1,024,587
Total assets accounted for at fair value on a recurring basis	$9,809,357	$8,784,770	$-	$1,024,587

Liabilities accounted for at fair value
on a recurring basis
Policyholder account balances	$(52,340,807)	$-	$-	$(52,340,807)
Future policy benefits - annuities	(65,936,445)	-	-	(65,936,445)
Derivatives - bank loan interest rate swaps	(116,533)	-	-	(116,533)
- call options	(157,319)	(157,319)	-	-
- interest rate lock commitments	(151,528)	-	-	(151,528)
Total liabilities accounted for at fair value on a recurring basis	$(118,702,632)	$(157,319)	$-	$(118,545,313)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2009	$(54,356,491)	$(61,407,257)	$1,554,711	$(101,206)

Total Losses (Gains):

Included in earnings	2,015,684	(4,529,188)	-	-

Included in other comprehensive income (loss)	-	-	(681,652)	(15,327)

Balance - December 31, 2010	$(52,340,807)	$(65,936,445)	$873,059	$(116,533)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

18)        Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2010.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Investment in securities held-to-maturity	$346,219	$-	$346,219	$-
Mortgage loans on real estate	523,971	-	-	523,971
Other real estate owned held for investment	2,158,110	-	-	2,158,110
Other real estate owned held for sale	1,444,000	-	-	1,444,000
Total assets accounted for at fair value on a nonrecurring basis	$4,472,300	$-	$346,219	$4,126,081

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2009.

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Non-redeemable preferred stock	$15,220	$15,220	$-	$-
Common stock	5,771,394	5,771,394	-	-
Bonds	1,149,523	1,149,523	-	-
Total securities available for sale	6,936,137	6,936,137	-	-
Restricted assets of cemeteries and mortuaries	492,852	492,852
Cemetery perpetual care trust investments	1,104,046	1,104,046	-	-
Derivative-interest rate lock commitments	1,770,173		-	1,770,173
Total assets accounted for at fair value on a recurring basis	$10,303,208	$8,533,035	$-	$1,770,173

Liabilities accounted for at fair value
on a recurring basis
Policyholder account balances	$(54,356,491)	$-	$-	$(54,356,491)
Future policy benefits - annuities	(61,407,257)	-	-	(61,407,257)
Derivative - bank loan interest rate swaps	(101,251)	-	-	(101,251)
- call options	(134,492)	(134,492)	-	-
- interest rate lock commitments	(215,481)	-	-	(215,481)
Total liabilities accounted for at fair value on a recurring basis	$(116,214,972)	$(134,492)	$-	$(116,080,480)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

18)        Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2008	$(50,306,536)	$(62,045,380)	$362,231	$(167,483)

Total Losses (Gains):

Included in earnings	(4,049,955)	638,123	-	-

Included in other comprehensive income (loss)	-	-	1,192,480	66,277

Balance - December 31, 2009	$(54,356,491)	$(61,407,257)	$1,554,711	$(101,206)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2009.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Investment in securities held-to-maturity	$2,618,744	$2,111,967	$506,777	$-
Mortgage loans on real estate	1,003,624	-	-	1,003,624
Other real estate owned held for investment	2,712,537	-	-	2,712,537
Other real estate owned held for sale	1,712,900	-	-	1,712,900
Total assets accounted for at fair value on a nonrecurring basis	$8,047,805	$2,111,967	$506,777	$5,429,061

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

19)        Accumulated Other Comprehensive Income

The following summarizes the changes in accumulated other comprehensive income:

	December 31,
	2010	2009
Unrealized gains (losses) on available for-sale securities	$(514,307)	$(154,317)
Reclassification adjustment for net realized gains in net income	601,336	539,460
Net unrealized gains (losses) before taxes	87,029	385,143
Tax (expense) benefit	(32,132)	(39,697)
Net	54,897	345,446
Potential unrealized gains (losses) for derivative bank loans (interest rate swaps) before taxes	(15,281)	66,277
Tax (expense) benefit	5,195	(22,534)
Net	(10,086)	43,743
Potential unrealized gains (losses) for derivative mortgage loans before taxes	(681,652)	1,192,481
Tax (expense) benefit	231,762	(405,444)
Net	(449,890)	787,037
Other comprehensive income	$(405,079)	$1,176,226

The following is the accumulated balances of other comprehensive income as of December 31, 2010:

	Beginning Balance December 31, 2009	Change for the period	Ending Balance December 31, 2010
Unrealized net gains on available- for-sale securities and trust investments	$634,029	$54,911	$688,940
Unrealized gains on derivative mortgage loans	1,026,109	(449,891)	576,218
Unrealized gains ( losses) on derivative bank loan interest rate swaps	(66,811)	(10,101)	(76,912)
Other comprehensive income	$1,593,327	$(405,081)	$1,188,246

The following is the accumulated balances of other comprehensive income as of December 31, 2009:

	Beginning Balance December 31, 2008	Change for the period	Ending Balance December 31, 2009

Unrealized net gains on available- for-sale securities and trust investments	$288,583	$345,446	$634,029
Unrealized gains on derivative mortgage loans	239,072	787,037	1,026,109
Unrealized gains (losses) on derivative bank loan interest rate swaps	(110,554)	43,743	(66,811)
Other comprehensive income	$417,101	$1,176,226	$1,593,327

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

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

The Company utilizes forward loan sales commitments to economically hedge the price risk associated with its outstanding mortgage loan commitments. A forward loan sales commitment protects the Company from losses on sales of the loans arising from exercise of the loan commitments by securing the ultimate sales price and delivery date of the loans. Management expects these derivatives will experience changes in fair value opposite to changes in fair value of the derivative loan commitments, thereby reducing earnings volatility related to the recognition in earnings of changes in the values of the commitments.

The Company has adopted a strategy of selling “out of the money” call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the market value of the option.  The liability for call options is adjusted to market value at each reporting date. The market value of outstanding call options as of December 31, 2010 was $157,319.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option.  If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

20)	Derivative Commitments (Continued)

 The following table shows the fair value of derivatives as of December 31, 2010 and December 31, 2009.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$1,024,587	other assets	$ 1,770,193	Other liabilities	$ 151,528	Other liabilities	$ 215,481
Call Options	--	--	--	--	Other liabilities	157,319	Other liabilities	134,492
Interest rate swaps	--	--	--	--	Bank loans payable	116,532	Bank loans payable	101,206
Total		$1,024,587		$ 1,770,193		$ 425,379		$ 451,179

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Gross Amount Gain (Loss) Recognized in OCI
	Years ended December 31,
Derivative - Cash Flow Hedging Relationships:	2010	2009
Interest Rate Lock Commitments	$681,652	$1,192,481
Interest Rate Swaps	(15,281)	66,277
Call Options	42,999	(42,999)
Total	$709,370	$1,215,759

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

21)        Quarterly Financial Data (Unaudited)

	2010
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$37,971,547	$43,044,567	$45,974,697	$41,538,745
Benefits and expenses	39,644,461	42,959,786	45,161,511	41,853,218
Earnings before income taxes	(1,672,914)	84,781	813,186	(314,473)
Income tax expense	721,681	334,638	(309,757)	(87,766)
Net earnings (loss)	(951,233)	419,419	503,429	(402,239)
Net earnings (loss) per common share	$(0.12)	$0.05	$0.06	$(0.05)
Net earnings (loss) per common share assuming dilution	$(0.11)	$0.05	$0.06	$(0.05)
	2009
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$59,283,642	$57,618,727	$48,246,597	$51,739,330
Benefits and expenses	54,343,739	53,134,358	48,180,111	54,882,430
Earnings before income taxes	4,939,903	4,484,369	66,486	(3,143,100)
Income tax expense	1,706,893	1,393,980	3,437	(530,532)
Net earnings (loss)	3,233,010	3,090,389	63,049	(2,612,568)
Net earnings (loss) per common share	$0.40	$0.38	$0.01	$(0.33)
Net earnings (loss) per common share assuming dilution	$0.40	$0.38	$0.01	$(0.33)

	2008
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$53,288,946	$60,373,128	$53,084,962	$52,700,468
Benefits and expenses	51,344,011	57,285,880	53,813,127	56,273,975
Earnings before income taxes	1,944,935	3,087,248	(728,165)	(3,573,507)
Income tax expense	569,479	986,615	39,877	(1,440,313)
Net earnings (loss)	1,375,456	2,100,633	(768,042)	(2,133,194)
Net earnings (loss) per common share	$0.17	$0.26	$(0.09)	$(0.27)
Net earnings (loss) per common share assuming dilution	$0.17	$0.26	$(0.09)	$(0.27)

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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2010. Based on that assessment the Company believes that, at December 31, 2010, its internal control over financial reporting was effective.

This annual report on internal control over financial reporting does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b)  Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position with the Company

George R. Quist	90	Chairman of the Board and Chief Executive Officer

Scott M. Quist	57	President, Chief Operation Officer and Director

Stephen M. Sill	65	Vice President, Treasurer and Chief Financial Officer

J. Lynn Beckstead, Jr.	57	Vice President Mortgage Operations and Director

Christie Q. Overbaugh	62	Senior Vice President of Internal Operations

Jeffrey R. Stephens	57	General Counsel and Corporate Secretary

Charles L. Crittenden	90	Director

Robert G. Hunter	51	Director

H. Craig Moody	59	Director

Norman G. Wilbur	72	Director

Directors

The following is a description of the business experience of each of the Company’s directors.

George R. Quist has been Chairman of the Board and Chief Executive Officer of the Company since 1979.  Mr. Quist served as President of the Company from 1979 until 2002.   From 1960 to 1964, Mr. Quist was Executive Vice President and Treasurer of Pacific Guardian Life Insurance Company.  From 1946 to 1960, he was an agent, District Manager and Associate General Agent for various insurance companies. Mr. Quist also served from 1981 to 1982 as the President of The National Association of Life Companies, a trade association of 642 life insurance companies, and from 1982 to 1983 as its Chairman of the Board.  Mr. Quist attended the University of Utah.  Mr. Quist’s status as one of the Company’s founders, his deep expertise and experience in all aspects of the insurance industry, his management expertise, his ability to provide valuable insight to the Board of Directors, and his significant business and leadership experience led the Board of Directors to conclude that he should serve as Chairman of the Board and Chief Executive Officer of the Company.

Scott M. Quist has been President of the Company since 2002, its Chief Operating Officer since 2001, and a director since 1986.  Mr. Quist served as First Vice President of the Company from 1986 to 2002.  From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas.  From 1986 to 1991, he was Treasurer and a director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies.  Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance.  He has also served as a regional director of Key Bank of Utah since November 1993.  Mr. Quist is currently a director and a past president of the National Alliance of Life Companies, a trade association of over 200 life companies.  Mr. Quist holds a B.S. in Accounting from Brigham Young University and received his law degree also from Brigham Young University.  Mr. Quist’s significant expertise and deep understanding of the technical, organizational and strategic business aspects of the insurance industry, his management expertise, his eight year tenure as President of the Company and twenty-four year tenure as a director, and his years of business and leadership experience led the Board of Directors to conclude that he should serve as President and a director of the Company.

J. Lynn Beckstead, Jr. has been Vice President of Mortgage Operations and a director of the Company since 2002.  In addition, Mr. Beckstead is President of SecurityNational Mortgage Company, a wholly owned subsidiary of the Company, having served in this position since 1993.  From 1990 to 1993, Mr. Beckstead was Vice President and a director of Republic Mortgage Corporation.  From 1983 to 1990, Mr. Beckstead was Vice President and a director of Richards Woodbury Mortgage Corporation.  From 1980 to 1983, he was a principal broker for Boardwalk Properties.  From 1978 to 1980, Mr. Beckstead was a residential loan officer for Medallion Mortgage Company.  From 1977 to 1978, he was a residential construction loan manager of Citizens Bank.  Mr. Beckstead’s expertise in real estate, his seventeen year tenure serving as President of SecurityNational Mortgage Company, and his business and leadership experience led the Board of Directors to conclude that he should serve as a director.

Charles L. Crittenden has been a director of the Company since 1979.  Mr. Crittenden has been sole stockholder of Crittenden Paint & Glass Company since 1958.  He is also an owner of Crittenden Enterprises, a real estate development company, and Chairman of the Board of Linco, Inc.  Mr. Crittenden’s status as one of the Company’s founders, his thirty-one year long tenure on the Company’s Board of Directors, and his years of business experience led the Board of Directors to conclude that he should serve as a director.

Robert G. Hunter, M.D. has been a director of the Company since 1998.  Dr. Hunter is currently a practicing physician in private practice.  Dr. Hunter created the statewide E.N.T. Organization (Rocky Mountain E.N.T., Inc.) where he is currently a member of the Executive Committee.  Dr. Hunter is Department Head of Otolaryngology, Head and Neck Surgery at Intermountain Medical Center and a past President of the medical staff of the Intermountain Medical Center.  He is also a delegate to the Utah Medical Association and has served as a delegate representing the State of Utah to the American Medical Association, and a member of several medical advisory boards.  Dr. Hunter holds a B.S. in Microbiology from the University of Utah and received his medical degree from the University of Utah College of Medicine.  Dr. Hunter’s medical expertise and experience, and his administrative and leadership experience from serving in a number of administrative positions in the medical profession led the Board of Directors to conclude that he should serve as a director.

H. Craig Moody has been a director of the Company since 1995.  Mr. Moody is owner of Moody & Associates, a political consulting and real estate company.  He is a former Speaker and House Majority Leader of the House of Representatives of the State of Utah.  Mr. Moody holds a B.S. in Political Science from the University of Utah.  Mr. Moody’s real estate and governmental affairs expertise and years of business and leadership experience led the Board of Directors to conclude he should serve as a director.

Norman G. Wilbur has been a director of the Company since 1998.  Mr. Wilbur worked for J.C. Penny's regional offices in budget and analysis.  His final position was Manager of Planning and Reporting for J.C. Penny's stores.  After 36 years with J.C. Penny's, Mr. Wilbur opted for early retirement in 1997.  Mr. Wilbur holds a B.S. in Accounting from the University of Utah.  Mr. Wilbur is a past board member of Habitat for Humanity in Plano, Texas.  Mr. Wilbur’s financial expertise and business experience from a successful career at JC Penny’s led the Board of Directors to conclude he should serve as a director.  In addition, the Board of Directors’ determination that Mr. Wilbur is the Audit Committee “financial expert” lends further support to his financial acumen and qualification for serving as a director.

The Board of Directors, Board Committees and Meetings

The Company's Bylaws provide that the Board of Directors shall consist of not less than three nor more than eleven members.  The term of office of each director is for a period of one year or until the election and qualification of his successor.  A director is not required to be a resident of the State of Utah but must be a stockholder of the Company.  The Board of Directors held a total of five meetings during the fiscal year ended December 31, 2010.  No directors attended fewer than 75% of all meetings of the Board of Directors during the 2010 fiscal year.

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

The Audit Committee directs the auditing activities of the Company's internal auditors and outside public accounting firm and approves the services of the outside public accounting firm.  The Audit Committee consists of Messrs. Charles L. Crittenden, H. Craig Moody and Norman G. Wilbur (Chairman of the committee).  During 2010, the Audit Committee met on three occasions.

The Compensation Committee is responsible for recommending to the Board of Directors for approval the annual compensation of each executive officer of the Company and the executive officers of the Company's subsidiaries, developing policy in the areas of compensation and fringe benefits, contributions under the Employee Stock Ownership Plan, contributions under the 401(k) Retirement Savings Plans, Deferred Compensation Plan, granting of options under the stock option plans, and creating other employee compensation plans.  The Compensation Committee consists of Messrs. Charles L. Crittenden (Chairman of the committee), Robert G. Hunter, M.D., H. Craig Moody and Norman G. Wilbur.  During 2010, the Compensation Committee met on one occasion.

The Executive Committee reviews Company policy, major investment activities and other pertinent transactions of the Company.   The Executive Committee consists of Messrs. George R. Quist, Scott M. Quist, J. Lynn Beckstead, Jr., and H. Craig Moody.  During 2010, the Executive Committee met on one occasion.

The Nominating and Corporate Governance Committee identifies individuals qualified to become board members consistent with criteria approved by the board, recommends to the board the persons to be nominated by the board for election as directors at a meeting of stockholders, and develops and recommends to the board a set of corporate governance principles.  The Nominating and Corporate Governance Committee consists of Messrs. Charles L. Crittenden, Robert G. Hunter, M.D., H. Craig Moody (Chairman of the committee), and Norman G. Wilbur.  The Nominating and Corporate Governance Committee is composed solely of independent directors, as defined in the listing standards of the Nasdaq Stock Market.  During 2010, the Nominating and Corporate Governance Committee met on one occasion.

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

Executive Officers

Stephen M. Sill has been Vice President, Treasurer and Chief Financial Officer of the Company since 2002.  From 1997 to 2002, Mr. Sill was Vice President and Controller of the Company.  From 1994 to 1997, Mr. Sill was Vice President and Controller of Security National Life Insurance Company.  From 1989 to 1993, he was Controller of Flying J. Inc.  From 1978 to 1989, Mr. Sill was Senior Vice President and Controller of Surety Life Insurance Company.  From 1975 to 1978, he was Vice President and Controller of Sambo's Restaurant, Inc.  From 1974 to 1975, Mr. Sill was Director of Reporting for Northwest Pipeline Corporation.  From 1970 to 1974, he was an auditor with Arthur Andersen & Co.  Mr. Sill is a past president and a former director of the Insurance Accounting and Systems Association, a national association of over 1,300 insurance companies and associate members.  Mr. Sill holds a B.S. in Accounting from Weber State University.  In addition, he is a certified public accountant and a member of the Utah Association of CPA’s and the American Institute of CPA’s.

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

Jeffrey R. Stephens was appointed General Counsel and Corporate Secretary of the Company in December 2008. Mr. Stephens had served as General Counsel for the Company from November 2006 to December 2008. He was in private practice from 1981 to 2006 in the states of Washington and Utah. Mr. Stephens holds a B.S. in Geography from the University of Utah and received his law degree from Brigham Young University.  He is a member of the Utah State Bar and the Washington State Bar Association.

The Board of Directors of the Company has a written procedure, which requires disclosure to the board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the Company’s interests.

No director, officer or 5% stockholder of the Company or its subsidiaries or any affiliate thereof has had any transactions with the Company or its subsidiaries during 2010 or 2009.

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

Item 11. Executive Officer Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by the named executive officers comprised of all individuals who served as the Company’s Chief Executive Officer or Chief Financial Officer at any time during 2010, and the Company’s three other most highly compensated executive officers who were serving as executive officers at the end of 2010 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value Non-qualified Deferred Compensation Earnings (2) ($)	All Other Compen-sation (3) ($)	Total ($)
George R. Quist(1)	2010	$269,013	$52,405	--	--	$-	$11,307	$332,725
Chairman of the	2009	252,513	51,580	--	--	-	11,252	315,345
Board and Chief	2008	236,013	50,755	--	--	-	10,959	297,727
Executive Officer
		-
Scott M. Quist(1)	2010	$383,317	$93,950	--	--	$-	$33,860	$511,127
President and Chief	2009	357,317	92,650	--	--	-	32,846	482,813
Operating Officer	2008	332,400	91,350	--	--	-	32,791	456,541

Stephen M. Sill	2010	$144,000	$13,213	--	--	$-	$17,064	$174,277
Vice President,	2009	138,000	11,413	--	--	-	17,074	166,487
Treasurer and Chief	2008	131,969	11,113	--	--	-	17,074	160,156
Financial Officer

J. Lynn Beckstead, Jr.	2010	$237,583	$21,900	--	--	$-	$22,699	$282,182
Vice President of	2009	227,583	137,221	--	--	-	21,667	386,471
Mortgage Operations	2008	217,583	119,741	--	--	-	21,528	358,852

Jeffrey R. Stephens	2010	$147,708	$8,000	--	--	$-	$11,117	$166,825
General Counsel	2009	140,708	8,000	--	--	-	11,235	159,943
and Corporate Secretary	2008	133,417	8,000	--	--	-	11,335	152,752

(1)	George R. Quist is the father of Scott M. Quist.
(2)
The amounts indicated under “Change in Pension Value and Non-qualified Deferred Compensation Earnings” consist of amounts contributed by the Company into a trust for the benefit of the Named Executive Officers under the Company’s Deferred Compensation Plan.

(3)	The amounts indicated under “All Other Compensation” consist of the following amounts paid by the Company for the benefit of the named executive officers:
a)
payments related to the operation of automobiles were for George R. Quist ($2,400  for each of the years 2010, 2009 and 2008); Scott M. Quist ($7,200 for each of the years 2010, 2009 and 2008);  Stephen M. Sill ($5,700 for 2010, 2009 and 2008); and Jeffrey R. Stephens ($-0- for each of the years 2010, 2009 and 2008). However, such payments do not include the furnishing of an automobile by the Company to George R. Quist, Scott M. Quist and J. Lynn Beckstead Jr., nor the payment of insurance and property taxes with respect to the automobiles operated by the such executive officers;

b)
group life insurance premiums paid by the Company to a group life insurance plan for George R. Quist ($9, $125, and $154for 2010, 2009 and 2008, respectively); Scott M. Quist, Stephen M. Sill, and J. Lynn Beckstead Jr. ($223, $211 and $218 each for 2010, 2009 and 2008, respectively); and Jeffrey R. Stephens ($115, $109 and $99 for 2010, 2009 and 2008, respectively);

c)
life insurance premiums paid by the Company for the benefit of George R. Quist ($4,644 for each of the years 2010, 2009 and 2008); Scott M. Quist ($15,016 for 2010, $14,056 for 2009 and 2008); Stephen M. Sill ($2,976 for each of the years 2010, 2009 and 2008); J. Lynn Beckstead Jr. ($4,200 for each of the years 2010, 2009 and 2008); and Jeffrey R. Stephens ($-0- for each of the years 2010, 2009 and 2008);

d)
medical insurance premiums paid by the Company to a medical insurance plan; George R. Quist ($3,990 for 2010, $3,795 for 2009, and $3,491 for 2008); Scott M. Quist and J. Lynn Beckstead Jr. ($11,157 each for 2010, $11,091 each for 2009, and $11,047 each for 2008); Stephen M. Sill ($7,901 for 2010, $7,860 for 2009 and $7,910 for 2008); and Jeffrey R. Stephens ($10,738 for 2010, $11,838 for 2009, and $10,047 for 2008);

e)
long term disability insurance paid by the Company to a provider of such insurance; George R. Quist, Scott M. Quist, Stephen M, Sill, J. Lynn Beckstead Jr., and Jeffrey R. Stephens ($264 for 2010 and $288 for each of years 2009 and 2008);

f)	membership dues paid by the Company to Alpine Country Club for the benefit of J. Lynn Beckstead Jr. ($6,855 for 2010, $5,877 for 2009, and $5,793 for 2008);

SUPPLEMENTAL ALL OTHER COMPENSATION TABLE

The following table sets forth all other compensation provided the Named Executive Officers for fiscal years 2010, 2009 and 2008.

						Registrant
						Contribu-		Dividends
		Perks				tions to		or
		and			Payments/	Defined		Earnings
		Other	Tax	Discounted	Accruals	Contribu-		on Stock
Name of		Personal	Reimburse-	Securities	on Termin-	tion	Insurance	or Option
Executive Officer	Year	Benefits	ments	Purchases	ation Plans	Plans	Premiums	Awards	Other(1)
George R. Quist	2010	$2,400	--	--	--	--	$8,907	--	--
	2009	2,400	--	--	--	--	8,852	--	--
	2008	2,400	--	--	--	--	8,559	--	--

Scott M. Quist	2010	$7,200	--	--	--	--	$26,660	--	--
	2009	7,200	--	--	--	--	25,646	--	--
	2008	7,200	--	--	--	--	25,591	--	--

Stephen M. Sill	2010	$5,700	--	--	--	--	$11,364	--	--
	2009	5,700	--	--	--	--	11,335	--	--
	2008	5,700	--	--	--	--	11,374	--	--

J. Lynn Beckstead Jr.	2010	$6,855	--	--	--	--	$15,844	--	--
	2009	5,877	--	--	--	--	15,790	--	--
	2008	5,793	--	--	--	--	15,735	--	--

Jeffrey R. Stephens	2010	$-	--	--	--	--	$11,117	--	--
	2009	-	--	--	--	--	11,235	--	--
	2008	-	--	--	--	--	11,335	--	--

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information regarding options granted to the named Executive Officers during the fiscal year ended December 31, 2010.

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Awards: Number of Securities Underlying			Exercise or Base Price of Option		Grant Date Fair Value of Stock and Option
Name of Executive Officer	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)			Awards ($/Sh)	Closing Price on Grant Date ($/Sh)	Awards ($)
George R. Quist	12/3/10	--	--	--	105,000	(2)		$1.917	$1.830	$77,000

Scott M. Quist	12/3/10	--	--	--	105,000	(1	) (2)	1.917	1.830	77,000

Stephen M. Sill	12/3/10	--	--	--	7,875	(2)		1.740	1.830	5,325

J. Lynn Beckstead, Jr.	12/3/10	--	--	--	21,000	(2)		1.740	1.830	14,200

Jeffrey R. Stephens	12/3/10	--	--	--	5,250	(2)		1.740	1.830	3,550

(1)
This reflects the equivalent of Class A common shares. On December 3, 2010, Mr. Quist was granted stock options to purchase 1,000,000 shares of Class C common stock at an exercise price of $.1917 per share which is equivalent to options to purchase 100,000 shares of Class A common stock at an exercise price of $1.917 per share.

(2)	The stock options have been adjusted for the 5% annual stock dividend declared December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL 2010 YEAR END

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers at December 31, 2010.

	Option Awards							Stock Awards
Name of Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
George R. Quist	03/31/08	57,881	(5)	--		$ 3.66	03/31/13	--	--	--	--	--
	12/05/08	115,763	(6)	--		1.43	12/05/13	--	--	--	--	--
	12/04/09	110,250	(7)	--		3.51	12/04/14	--	--	--	--	--
	12/03/10	--		105,000	(8)	1.92	12/03/15	--	--	--	--	--

Scott M. Quist	03/31/03	103,422	(2)	--		$ 3.99	03/21/13	--	--	--	--	--
	03/25/05	93,807	(4)	--		2.62	03/25/15	--	--	--	--	--
	03/31/08	57,881	(9)	--		3.66	03/31/13	--	--	--	--	--
	12/05/08	115,763	(6) (10)	--		1.43	12/05/13	--	--	--	--	--
	12/04/09	110,250	(7) (11)	--		3.51	12/04/14	--	--	--	--	--
	12/03/10	--		105,000	(8) (12)	1.92	12/03/15	--	--	--	--	--

Stephen M. Sill	03/21/08	8,682	(5)	--		$ 3.33	03/31/18	--	--	--	--	--
	12/04/09	8,269	(7)	--		3.19	12/04/19	--	--	--	--	--
	12/03/10	--		7,875	(8)	1.74	12/03/20	--	--	--	--	--

J. Lynn Beckstead Jr.	03/21/03	22,162	(2)	--		$ 3.99	03/21/13	--	--	--	--	--
	12/10/04	7,036	(3)	--		2.30	12/10/14	--	--	--	--	--
	03/25/05	46,903	(4)	--		2.62	03/25/15	--	--	--	--	--
	03/31/08	9,261	(5)	--		3.33	03/31/18	--	--	--	--	--
	12/05/08	23,153	(6)	--		1.30	12/05/18	--	--	--	--	--
	12/04/09	22,050	(7)	--		3.19	12/04/19	--	--	--	--	--
	12/03/10	--		21,000	(8)	1.74	12/03/20	--	--	--	--	--

Jeffrey R. Stephens	12/05/08	1,158	(6)	--		$ 1.30	12/05/18	--	--	--	--	--
	12/04/09	5,513	(7)	--		3.19	12/04/19	--	--	--	--	--
	12/03/10	--		5,250	(8)	1.74	12/03/20	--	--	--	--	--
(1)
Except for option granted George R. Quist and options granted to Scott M. Quist after May 31, 2007, which have a five year term, such grants have ten year terms. The vesting of any unvested shares is subject to the recipient’s continuous employment. This reflects the equivalent of Class A common shares.

(2)	Stock options vested on the grant date on March 21, 2003.

(3)	Stock options vested on the grant date on December 10, 2004.
(4)	Stock options vested on the grant date on March 25, 2005.
(5)
Stock options vested at the rate of 25% of the total number of shares subject to the options on June 30, 2008 and 25% of the total number of shares on the last day of each three month period thereafter.

(6)
Stock options vested at the rate of 25% of the total number of shares subject to the options on March 5, 2009 and 25% of the total number of shares on the last day of each three month period thereafter.

(7)
Stock options vested at the rate of 25% of the total number of shares subject to the options on March 4, 2010 and 25% of the total number of shares on the last day of each three month period thereafter.

(8)
Stock options vested at the rate of 25% of the total number of shares subject to the options on March 3, 2011 and 25% of the total number of shares on the last day of each three month period thereafter.

(9)
On March 31, 2008, Scott M. Quist was granted stock options to purchase 500,000 shares of Class c common stock at an exercise price of $.424 per share, which is equivalent to options to purchase 50,000 shares of Class A common stock at an exercise price of $4.24 per share.

(10)
On December 5, 2008, Mr. Quist was granted stock options to purchase 610,770 shares of Class C common stock at an exercise price of $.165 per share, which is equivalent to options to purchase 61,077 shares of Class A common stock at an exercise price of $1.65 per share, and to purchase 38,923 shares of Class A common stock at an exercise price of $1.65 per share.

(11)
On December 4, 2009, Mr. Quist was granted stock options to purchase 1,000,000 shares of Class C common stock at an exercise price of $.3872 per share, which is equivalent to options to purchase 100,000 shares of Class A common stock at an exercise price of $3.872 per share.

(12)
On December 3, 2010, Mr. Quist was granted stock options to purchase 1,000,000 shares of Class C common stock at an exercise price of $.1917 per share, which is equivalent to options to purchase 100,000 shares of Class A common stock at an exercise price of $1.917 per share.

OPTION AWARDS VESTING SCHEDULE

The following table sets forth the vesting schedule of unexercisable options reported in the “Number of Securities Underlying Unexercised Options – Unexercisable” column of the table above.

Grant Date	Vesting
03/21/03	These options vested on the grant date.
12/10/04	These options vested on the grant date.
03/25/05	These options vested on the grant date.
03/31/08	These options vested 25% per quarter over a one year period after the grant date.
12/05/08	These options vested 25% per quarter over a one year period after the grant date.
12/04/09	These options vested 25% per quarter over a one year period after the grant date.
12/03/10	These options vest 25% per quarter over a one year period after the grant date.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2010

The following table sets forth all stock options exercised and value received upon exercise, and all stock awards vested and value realized upon vesting, by the Named Executive Officers during the year ended December 31, 2010.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name of Executive Officer	(#)	($)	(#)	($)
George R. Quist	89,340	$286,781	--	--
Scott M. Quist	--	--	--	--
Stephen M. Sill	8,269	28,528	--	--
J. Lynn Beckstead, Jr.	--	--	--	--
Jeffrey R. Stephens	--	--	--	--

PENSION BENEFITS FOR FISCAL 2010

The following table sets forth the present value as of December 31, 2010 of the benefit of the Named Executive Officers under the defined benefit pension plan.

		Number of	Present	Payments
		Years	Value of	During
		Credited	Accumulated	Last Fiscal
		Service	Benefit	Year
Name of Executive Officer	Plan Name	(#)	($)	($)

George R. Quist	None	--	--	--
Scott M. Quist	None	--	--	--
Stephen M. Sill	None	--	--	--
J. Lynn Beckstead, Jr.	None	--	--	--
Jeffrey R.Stephens	None	--	--	--

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2010 with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders[1]	1,914,730[2]	$2.69[3]	844,125[4]
Equity compensation plans not approved by stockholders	0	-	0

[1]  This reflects the 1993 Stock Option Plan (the “1993 Plan”), the 2000 Director Stock Option Plan (the “2000 Director Plan”), the 2003 Stock Option Plan (the “2003 Plan”), and the 2006 Director Stock Option Plan (the “2006 Director Plan”).  The 2003 Plan was approved by stockholders at the annual stockholders meeting held on July 11, 2003, which reserved 500,000 shares of Class A common stock and 1,000,000 shares of Class C common stock for issuance thereunder.  As a result of the stockholder approval of the 2003 Plan, the Company terminated the 1993 Plan.  The 2006 Director Plan was approved by stockholders at the annual stockholders meeting held on December 7, 2006, which reserved 100,000 shares of Class A common stock for issuance thereunder.  As a result of the stockholder approval of the 2006 Director Plan, the Company terminated the 2000 Director Plan.

[2] Assumes that 3,438,355 shares of Class C common stock issuable upon the exercise of certain outstanding options are converted into 343,835 shares of Class A common stock.
[3] The weighted average exercise prices reflect solely the shares of Class A common stock that will be issued upon exercise of outstanding options.
[4]  This number includes 817,478 shares of Class A common stock and 5 shares of Class C common stock available for future issuance under the 2003 Plan, and 26,642 shares of Class A common stock available for future issuance under the 2006 Director Plan.

Retirement Plans

On December 8, 1988, the Company entered into a deferred compensation plan with George R. Quist, the Chairman and Chief Executive Officer of the Company. The plan was later amended on three occasions with the third amendment effective February 1, 2001. Under the terms of the plan as amended, upon the retirement of Mr. Quist, the Company is required to pay him ten annual installments in the amount of $50,000. Retirement is defined in the plan as the age of 70, or a later retirement age, as specified by the Board of Directors. The $50,000 annual payments are to be adjusted for inflation in accordance with the United States Consumer Price Index for each year after January 1, 2002. If Mr. Quist’s employment is terminated by reason of disability or death before he reaches retirement age, the Company is to make the ten annual payments to Mr. Quist, in the event of disability, or to his designated beneficiary, in the event of death.

The plan also provides that the Board of Directors may, in its discretion, pay the amounts due under the plan in a single, lump-sum payment. In the event that Mr. Quist dies before the ten annual payments are made, the unpaid balance will continue to be paid to his designated beneficiary. The plan further requires the Company to furnish an automobile for Mr. Quist’s use and to pay all reasonable expenses incurred in connection with its use for a ten year period, and to provide Mr. Quist with a hospitalization policy with similar benefits to those provided to him the day before his retirement or disability. However, in the event Mr. Quist’s employment with the Company is terminated for any reason other than retirement, death, or disability, the entire amount of deferred compensation payments under the plan shall be forfeited by him. The Company accrued $31,000 and $31,300 in fiscal 2010 and 2009, respectively, to cover the present value of anticipated retirement benefits under the employment agreement of $567,900 as of December 31, 2010.

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

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue paying Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company accrued $144,935 and $127,290 in fiscal 2010 and 2009, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $976,126 and $831,170 as of December 31, 2010 and 2009, respectively.

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

In the event of a sale or merger of the Company, and Mr. Beckstead was not retained in his current position, the Company would be obligated to continue paying Mr. Beckstead’s current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62½) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company accrued $58,923 and $52,295 in 2010 and 2009, respectively, to cover the present value of the retirement benefit of the employment agreement, which was $474,519 at December 31, 2010.

Director Compensation

Directors of the Company (but not including directors who are employees) are currently paid a director’s fee of $16,800 per year by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. An additional fee of $750 is paid to each audit committee member for each audit committee meeting attended. Each director is provided with an annual grant of stock options to purchase 1,000 shares of Class A Common Stock, which occurred under the 2000 Director Stock Option Plan for years 2000 to 2005 and under the 2006 Director Stock Option Plan for years 2006 to 2010. During 2010 and 2009 each director was granted an additional 5,000 and 5,000, respectively, stock options to purchase Class A Common Stock.

DIRECTOR COMPENSATION

The following table sets forth the compensation of the Company’s non-employee directors for fiscal 2010.

					Change in
					Pension Value
	Fees				and
	Earned or			Non-Equity	Nonqualified
	Paid In	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

Charles L. Crittenden	$19,050	--	$4,467	--	--	--	$23,517
Robert G. Hunter	16,800	--	4,467	--	--	--	21,267
H. Craig Moody	19,050	--	4,467	--	--	--	23,517
Norman G. Wilbur	19,050	--	4,467	--	--	--	23,517

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

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company will match 100% of up to 3% of an employee’s total annual compensation and 50% of 4% to 5% of an employee’s annual compensation. The match is in shares of the Company’s Class A Common Stock. The Company’s contribution for 2010 and 2009 was $344,772 and $341,360, respectively, under the “Safe Harbor” Plan.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the “Ownership Plan”) for the benefit of career employees of the Company and its subsidiaries. The following is a description of the Ownership Plan, and is qualified in its entirety by the Ownership Plan, a copy of which is available for inspection at the Company’s offices.

Under the Ownership Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the Ownership Plan. Employees become eligible to participate in the Ownership Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,040 hours of service). The Company’s contributions under the Ownership Plan are allocated to eligible employees on the same ratio that each eligible employee’s compensation bears to total compensation for all eligible employees during each year. To date, the Ownership Plan has approximately 376  participants and had $-0- contributions payable to the Plan in 2010. Benefits under the Ownership Plan vest as follows: 20% after the third year of eligible service by an employee, an additional 20% in the fourth, fifth, sixth and seventh years of eligible service by an employee.

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

Deferred Compensation Plan

In 2001, the Company’s Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Deferred Compensation Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2010, 2009 and 2008.

NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL 2010

The following table sets forth contributions to the deferred compensation account of the Named Executive Officers in fiscal 2010 and the aggregate balance of deferred compensation of the Named Executive Officers at December 31, 2010.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings in Last	Withdrawals	Balance at Last
	In Last FY	In Last FY	FY	Distributions	FYE
Name	($)	($)	($)	($)	($)

George R. Quist	--	--	--	--	$118,430
Scott M. Quist	--	--	--	--	131,058
Stephen M. Sill	--	--	--	--	41,442
J. Lynn Beckstead, Jr.	--	--	--	--	66,326
Jeffrey R. Stephens	--	--	--	--	-

2003 Stock Option Plan

On July 11, 2003, the Company adopted the Security National Financial Corporation 2003 Stock Incentive Plan (the “2003 Plan”), which reserved 500,000 shares of Class A common stock and 1,000,000 shares of Class C common stock for issuance thereunder. The 2003 Plan was approved by the Board of Directors on May 9, 2003, and by the stockholders at the annual meeting of the stockholders held on July 11, 2003. The 2003 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress. On July 13, 2007, the stockholders approved an amendment to the 2003 Plan to increase the number of shares of Class A and Class C common stock reserved for issuance thereunder to 978,528 shares of Class A common stock and 2,110,775 shares of Class C common stock. On July 10, 2010, the stockholders approved an amendment to the 2003 plan to increase the number of shares of Class A and Class C common stock reserved for issuance thereunder to 1,478,528 shares of Class A common stock and 3,110,775 shares of Class C common stock.

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

Based solely on its review of the copies of stock reports received by it with respect to fiscal 2010, or written representations from certain reporting persons, the Company believes that its directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except each of the Company’s executive officers and directors, through an oversight, filed a late Form 4 report reporting the granting of stock options in December 2010.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth security ownership information of the Company’s Class A and Class C common stock as of March 29, 2011, (i) for persons who own beneficially more than 5% of the Company’s outstanding Class A or Class C common stock, (ii) each director of the Company, and (iii) for all executive officers, and directors of the Company as a group.

	Class A Common Stock		Class C Common Stock		Class A and Class C Common Stock

	Amount	Percent	Amount	Percent	Amount	Percent
	Beneficially	of	Beneficially	of	Beneficially	of
Name and Address (1)	Owned	Class	Owned	Class	Owned	Class
George R. and Shirley C. Quist
Family Partnership, Ltd. (2)	650,607	7.0%	4,496,896	34.5%	5,147,503	32.0%
Scott M. Quist (3)(6)(7)(9)	607,489	6.5%	4,441,520	34.1%	5,049,009	31.4%
Employee Stock
Ownership Plan (4)	659,754	7.1%	2,081,224	16.0%	2,740,978	17.0%
George R. Quist (3)(5)(7)(8)	742,126	8.0%	577,359	4.4%	1,319,485	8.2%
Associated Investors (10)	94,880	1.0%	878,583	6.7%	973,463	6.1%
J. Lynn Beckstead, Jr., (6)(12)	315,965	3.4%	-	-	315,965	2.0%
Christie Q. Overbaugh (13)	173,761	1.9%	151,284	1.2%	325,045	2.0%
Stephen M. Sill (6)(14)	113,659	1.2%	-	-	113,659	*
Jeffrey R. Stephens (11)	25,702	*	-	-	25,702	*
Robert G. Hunter, M.D., (4)(15)	27,230	*	-	-	27,230	*
Charles L. Crittenden (16)	26,980	*	-	-	26,980	*
Norman G. Wilbur (17)	24,575	*	-	-	24,575	*
H. Craig Moody (18)	24,206	*	-	-	24,206	*
All directors and executive officers
(10 persons) (3)(5)(6)(7)	2,732,300	29.3%	9,667,059	74.2%	12,399,359	55.5%
__________________
* Less than 1%

(1)	Unless otherwise indicated, the address of each listed stockholder is c/o Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.
(2)	This stock is owned by the George R. and Shirley C. Quist Family Partnership, Ltd., of which Scott M. Quist is the managing general partner.
(3)
Does not include 659,754 shares of Class A common stock and 2,081,224 shares of Class C common stock owned by the Company’s Employee Stock Ownership Plan (ESOP), of which George R Quist, Scott M. Quist and Robert G. Hunter are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

(4)	The trustees of the Employee Stock Ownership Plan (ESOP) are George R. Quist, Scott M. Quist, and Robert G. Hunter who exercise shared voting and investment powers.
(5)
Does not include 94,880 shares of Class A common stock and 878,583 shares of Class C common stock owned by Associated Investors, a Utah general partnership, of which George R. Quist is the managing partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(6)
Does not include 999,174 shares of Class A common stock owned by the Company’s 401(k) Retirement Savings Plan, of which Scott M. Quist, J. Lynn Beckstead, and Stephen M. Sill are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(7)
Does not include 496,665 shares of Class A common stock owned by the Company’s Deferred Compensation Plan, of which George R. Quist and Scott M. Quist are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(8)	Includes options to purchase 310,144 shares of Class A common stock granted to George R. Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2011.
(9)
Includes options to purchase 242,287 shares of Class A common stock and 2,650,853 shares of Class C common stock granted to Scott M. Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2011.

(10)	The managing partner of Associated Investors is George R. Quist, who exercises sole voting and investment powers.

(11)	Includes options to purchase 7,984 shares of Class A common stock granted to Jeffrey R. Stephens that are currently exercisable or will become exercisable within 60 days of March 31, 2011.
(12)	Includes options to purchase 135,815 shares of Class A common stock granted to Mr. Beckstead that are currently exercisable or will become exercisable within 60 days of March 31, 2011.
(13)	Includes options to purchase 74,157 shares of Class A common stock granted to Ms. Overbaugh that are currently exercisable or will become exercisable within 60 days of March 31, 2011.
(14)	Includes options to purchase 18,920 shares of Class A common stock grant to Mr. Sill that are currently exercisable or will become exercisable within 60 days of March 31, 2011.
(15)	Includes options to purchase 20,522 shares of Class A common stock granted to Mr. Hunter that are currently exercisable or will become exercisable within 60 days of March 31, 2011.
(16)	Includes options to purchase 20,522 shares of Class A common stock granted to Mr. Crittenden that are currently exercisable or will become exercisable within 60 days of March 31, 2011.
(17)	Includes options to purchase 20,522 shares of Class A common stock granted to Mr. Wilbur that are currently exercisable or will become exercisable within 60 days of March 31, 2011.
(18)	Includes options to purchase 20,522 shares of Class A common stock granted to Mr. Moody that are currently exercisable or will become exercisable within 60 days of March 31, 2011.

The Company’s executive officers and directors, as a group, own beneficially approximately 55.5% of the outstanding shares of the Company’s Class A and Class C common stock.

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

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of the Company’s current independent auditors, billed to the Company for each of the last two fiscal years and for audit and other services. All of these fees were reviewed and approved by the Audit Committee of the Board of Directors:

Fee Category	2010	2009
Audit Fees (1)	$445,000	$373,300
Audit-Related Fees (2)	18,400	53,700
Tax Fees (3)	70,800	80,400
All Other Fees (4)	16,100	24,000
	$550,300	$531,400

(1)
Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings for the years ended December 31, 2010 and 2009.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

See “Index to Consolidated Financial Statements” under Item 8 above.

(a)(2) Financial Statement Schedules

II.      Condensed Balance Sheets as of December 31, 2010 and 2009 and Condensed Statement of Earnings and Cash Flows for the years ended 2010, 2009 and 2008

IV.      Reinsurance

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
________________
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

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: March 31, 2011	By:	/s/ George R. Quist
George R. Quist
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ George R. Quist	Chairman of the Board and
George R. Quist	Chief Executive Officer
	(Principal Executive Officer)	March 31, 2011

/s/ Scott M. Quist	President, Chief Operating
Scott M. Quist	Officer and Director	March 31, 2011

/s/ Stephen M. Sill	Vice President, Treasurer
Stephen M. Sill	and Chief Financial Officer
(Principal Financial and
	Accounting Officer)	March 31, 2011

/s/ J. Lynn Beckstead, Jr.	Vice President and Director	March 31, 2011
J. Lynn Beckstead, Jr.

/s/ Charles L. Crittenden	Director	March 31, 2011
Charles L. Crittenden

/s/ H. Craig Moody	Director	March 31, 2011
H. Craig Moody

/s/ Norman G. Wilbur	Director	March 31, 2011
Norman G. Wilbur

/s/ Robert G. Hunter	Director	March 31, 2011
Robert G. Hunter

Schedule II

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets

	December 31,
	2010	2009
Assets

Cash	$1,305,956	$1,712,983
Real estate net of accumulated depreciation of $-0- for 2010 and $-0- for 2009	--	--
Investment in subsidiaries (equity method)	72,846,102	73,617,659

Receivables:
Receivable from affiliates	5,298,158	5,548,649
Other	349,056	93,597
Allowance for doubtful accounts	--	--
Total receivables	5,647,214	5,642,246

Property and equipment, at cost, net of accumulated depreciation of $1,705,899 for 2010 and $1,571,658 for 2009	111,206	245,449

Other assets	42,239	48,122

Total assets	$79,952,717	$81,266,459

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets (Continued)

	December 31,
	2010	2009
Liabilities and Stockholders’ Equity Liabilities
Bank loans payable:
Current installments	$1,182,336	$1,385,698
Long-term	--	1,182,122
Notes and contracts payable:
Current installments	961	961
Long-term	--	--
Advances from affiliated companies	8,989,597	9,006,276
Other liabilities and accrued expenses	1,490,269	1,438,175
Income taxes	8,361,086	8,447,785
Total liabilities	20,024,249	21,461,017

Stockholders’ Equity
Class A common stock $2.00 par value; 20,000,000 shares authorized; issued 9,178,945 shares in 2010 8,730,227 shares in 2009	18,357,890	17,460,454
Class B non-voting common stock-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Class C convertible common stock, $0.20 par value; 15,000,000 shares authorized; issued 9,660,152 shares in 2010 and 9,214,211 shares in 2009	1,932,031	1,842,842
Additional paid-in capital	19,689,993	19,191,606
Accumulated other comprehensive income	1,188,246	1,593,327
Retained Earnings	21,907,579	23,178,944
Treasury stock at cost - (1,322,074 Class A shares and -0- Class C shares in 2010; 1,454,974 Class A shares and -0- Class C shares in 2009, held by affiliated companies)	(3,147,271)	(3,461,731)
Total stockholders’ equity	59,928,468	59,805,442
Total Liabilities and Stockholders’ Equity	$79,952,717	$81,266,459

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Earnings

	Year Ended December 31,
	2010	2009	2008
Revenue
Net investment income	$11,969	$89,466	$161
Fees from affiliates	835,172	867,859	2,543,907
Other Income	-	81,912	-
Net realized gains and losses	-	5,615	-
Total revenue	847,141	1,044,852	2,544,068
Benefits and Expenses:
General and administrative expenses	943,723	946,476	2,253,673
Interest expense	54,260	105,144	149,355
Expenses to affiliates	-	-	61,204
Total benefits and expenses	997,983	1,051,620	2,464,232

Earnings (loss) before income taxes, and earnings of subsidiaries	(150,842)	(6,768)	79,836
Income tax expense	86,699	(253,667)	78,595
Equity in earnings (loss) of subsidiaries	(366,481)	4,034,315	416,422

Net earnings (loss)	$(430,624)	$3,773,880	$574,853

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Cash Flow

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(430,624)	$3,773,880	$574,853
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	134,243	150,009	194,116
Undistributed earnings of affiliates	(366,481)	(4,034,315)	(1,406,214)
Provision for income taxes	(86,699)	253,667	918,044
Provision for losses on loans & real estate	--	--	500,000
Stock based compensation expense	520,457	485,986	378,227
Benefit plans funded with treasury stock	438,274	457,070	204,990
Change in assets and liabilities:
Accrued Investment Income from affiliates	--	(655)	287,135
Accounts receivable	--	--	(187,000)
Other assets	5,883	5,699	(14,821)
Other liabilities	(123,207)	(340,600)	158,568
Net cash provided by operating activities	91,846	750,741	1,607,898
	-
Cash flows from investing activities:
Purchase of real estate	--	(186,271)	--
Sale of real estate	--	463,695	--
Purchase of equipment	--	(9,554)	(2,685)
Mortgage, policy loans made	(89,375)	(2,506,913)	(715,606)
Payments, mortgage loans	9,218	2,501,994	30,889
Dividend received from subsidiary	--	1,125,000	--
Investment in subsidiaries	732,956	(1,167,333)	--
Net cash provided by (used in) investing activities	652,799	220,618	(687,402)

Cash flows from financing activities:
Advances from (to) affiliates	233,812	1,177,977	(187,341)
Payments of notes and contracts payable	(1,385,484)	(1,204,983)	(1,662,223)
Proceeds from borrowings on notes and contracts payable	--	--	1,500,000
Net cash used in financing activities	(1,151,672)	(27,006)	(349,564)
Net change in cash	(407,027)	944,353	570,932
Cash at beginning of year	1,712,983	768,630	197,698
Cash at end of year	$1,305,956	$1,712,983	$768,630

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

1)       Bank Loans Payable

	December 31,
	2010	2009
Bank prime rate less .28% (2.97% at December 31, 2010), collateralized by shares of Security National Life Insurance Company Stock, due June 2011	$357,336	$1,192,820

Bank prime rate less .75% (2.50% at December 31, 2010) collateralized by shares of Security National Life Insurance Company Stock, due June 2011	825,000	1,375,000
Total bank loans	1,182,336	2,567,820
	-
Less current installments	1,182,336	1,385,698
Bank loans, excluding current installments	$-	$1,182,122

2) Notes and Contracts Payable

Notes and contracts are summarized as follows:

	December 31,
	2010	2009
Other notes and contracts payable	961	961
Total notes and contracts	961	961
Less current installments	961	961
Notes and contracts, excluding current installments	-	-

The Company has a $6,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75% (2.50% at December 31, 2010), secured by the capital stock of Security National Life and maturing June 15, 2011, renewable annually. As of December 31, 2010, there were no amounts outstanding under the revolving line-of-credit. As of December 31, 2010, $3,485,886 was available and $1,689,114 was reserved for three outstanding letters of credit. $1,500,000 was carved out for a loan in September 2008 that as of December 31, 2010 has a balance of $825,000 (refer to note 1). As the principal payments on the loan are made the line of credit amount increases in availability.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

2011	$1,183,297
2012	-
2013	-
2014	-
2015	-
Thereafter	-
Total	$1,183,297

3) Advances from Affiliated Companies

	December 31,
	2010	2009
Non-interest bearing advances from affiliates:
Cemetery and Mortuary subsidiary	$1,459,841	$1,459,841
Life insurance subsidiaries	7,529,756	7,502,452
Mortgage subsidiary	-	43,983
	$8,989,597	$9,006,276

4) Dividends and Capital Contributions

In 2010, 2009 and 2008, SecurityNational Mortgage Company, a wholly owned subsidiary of the Registrant, paid to the registrant cash dividends of $-0-, $1,125,000, and $- 0-, respectively.

In 2010, 2009 and 2008 the Registrant made a capital contribution to Security National Life Insurance Company, a wholly owned subsidiary of the Registrant, in the amount of $-0-, $1,125,000, and $-0-, respectively.

Schedule IV

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Reinsurance

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
2010
Life Insurance in force ($000)	$1,202,208	$76,042	$1,801,414	$2,927,580	61.5%

Premiums:
Life Insurance	$36,554,612	$601,049	$2,384,637	$38,338,200	6.2%
Accident and Health Insurance	190,237	-	-	190,237	0.0%
Total premiums	$36,744,849	$601,049	$2,384,637	$38,528,437	6.2%

2009
Life Insurance in force ($000)	$1,271,014	$93,603	$1,346,932	$2,524,343	53.4%

Premiums:
Life Insurance	$37,410,889	$646,318	$1,418,707	$38,183,278	3.7%
Accident and Health Insurance	231,386	1,335	-	230,051	0.0%
Total premiums	$37,642,275	$647,653	$1,418,707	$38,413,329	3.7%

2008
Life Insurance in force ($000)	$1,303,722	$125,065	$1,150,687	$2,329,344	49.4%

Premiums:
Life Insurance	$35,133,624	$649,964	$1,269,658	$35,753,318	3.6%
Accident and Health Insurance	227,908	162	233	227,979	0.1%
Total premiums	$35,361,532	$650,126	$1,269,891	$35,981,297	3.5%

Schedule V

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Charged to	Disposals	Balance
	Beginning	Costs and	and	at End of
	of Year	Expenses	Write-offs	Year
For the Year Ended December 31, 2010
Accumulated depreciation on real estate	$3,939,272	$1,105,580	$(104,625)	$4,940,227

Allowance for losses on mortgage loans on real estate and construction loans held for investment.	6,808,803	630,133	(368,494)	7,070,442

Accumulated depreciation on property and equipment	19,133,583	1,811,931	(4,710,259)	16,235,255

Allowance for doubtful accounts on receivables	2,183,056	918,256	(1,105,965)	1,995,347

Allowance for doubtful accounts on collateral loans	652,498	120,000	(391,992)	380,506

For the Year Ended December 31, 2009
Accumulated depreciation on real estate	$5,009,571	$842,641	$(1,912,940)	$3,939,272

Allowance for losses on mortgage loans on real estate and construction loans held for investment.	4,780,467	3,166,043	(1,137,707)	6,808,803

Accumulated depreciation on property and equipment	17,688,418	1,722,446	(277,281)	19,133,583

Allowance for doubtful accounts on receivables	1,983,293	1,229,668	(1,029,905)	2,183,056

Allowance for doubtful accounts on collateral loans	555,146	128,778	(31,426)	652,498

For the Year Ended December 31, 2008
Accumulated depreciation on real estate	$4,340,390	$672,721	$(3,540)	$5,009,571

Allowance for losses on mortgage loans on real estate and construction loans held for investment.	1,435,131	4,338,553	(993,217)	4,780,467

Accumulated depreciation on property and equipment	15,664,046	2,052,019	(27,647)	17,688,418

Allowance for doubtful accounts on receivables	1,293,185	1,034,202	(344,094)	1,983,293

Allowance for doubtful accounts on collateral loans	492,089	166,000	(102,943)	555,146

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Year Ended December 31, 2010

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