Form 10-Q
period 2011-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2011-05-16
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2011, or

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
                                                                                                                                                     Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                     Yes [  ]   No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	9,179,226
Title of Class	Number of Shares Outstanding as of
May 13, 2011

Class C Common Stock, $.20 par value	9,658,443
Title of Class	Number of Shares Outstanding as of
May 13, 2011

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED MARCH 31, 2011

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	March 31, 2011	December 31, 2010
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$124,316,973	$98,048,016
Equity securities, available for sale, at estimated fair value	7,181,760	6,784,643
Mortgage loans on real estate and construction loans, held for investment net of allowances for losses of $7,058,358 and $7,070,442 for 2011 and 2010	96,788,471	96,154,107
Real estate held for investment, net of accumulated depreciation of $3,935,269 and $3,849,695 for 2011 and 2010	3,941,736	3,996,777
Other real estate owned held for investment, net of accumulated depreciation of $1,326,169 and $1,090,532 for 2011 and 2010	46,685,820	44,422,829
Other real estate owned held for sale	5,631,170	5,086,400
Policy and other loans, net of allowances for doubtful accounts of $385,778 and $380,506 for 2011 and 2010	18,110,072	17,044,897
Short-term investments	8,794,205	2,618,349
Accrued investment income	2,310,313	1,726,854
Total investments	313,760,520	275,882,872
Cash and cash equivalents	62,924,996	39,556,503
Mortgage loans sold to investors	21,773,455	63,226,686
Receivables, net	10,238,231	7,827,114
Restricted assets of cemeteries and mortuaries	3,179,504	3,066,379
Cemetery perpetual care trust investments	1,575,148	1,454,694
Receivable from reinsurers	6,045,231	4,476,237
Cemetery land and improvements	11,083,061	11,096,129
Deferred policy and pre-need contract acquisition costs	35,758,115	35,767,101
Property and equipment, net	10,811,544	11,111,059
Value of business acquired	10,530,752	9,017,696
Goodwill	1,075,039	1,075,039
Other	1,962,039	2,077,396

Total Assets	$490,717,635	$465,634,905

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	March 31, 2011	December 31, 2010
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$367,569,805	$344,972,099
Unearned premium reserve	5,170,853	5,213,948
Bank loans payable	10,023,067	6,866,438
Notes and contracts payable	177,396	199,537
Deferred pre-need cemetery and mortuary contract revenues	13,043,386	13,192,499
Cemetery perpetual care obligation	2,885,242	2,853,727
Accounts payable	2,583,247	2,472,996
Other liabilities and accrued expenses	15,071,106	14,579,008
Income taxes	14,597,784	15,356,185
Total liabilities	431,121,886	405,706,437

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 9,179,226 shares in 2011 and 9,178,945 shares in 2010	18,358,452	18,357,890
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 9,658,443 shares in 2011 and 9,660,152 in 2010	1,931,689	1,932,031
Additional paid-in capital	19,765,750	19,689,993
Accumulated other comprehensive income, net of taxes	1,221,461	1,188,246
Retained earnings	21,388,915	21,907,579
Treasury stock at cost - 1,273,144 Class A shares in 2011 and 1,322,074 Class A shares in 2010	(3,070,518)	(3,147,271)

Total stockholders' equity	59,595,749	59,928,468

Total Liabilities and Stockholders' Equity	$490,717,635	$465,634,905

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Insurance premiums and other considerations	$12,692,303	$9,922,893
Net investment income	4,207,042	4,013,416
Net mortuary and cemetery sales	2,941,993	2,901,721
Realized gains on investments and other assets	345,090	364,446
Other than temporary impairments	(35,129)	-
Mortgage fee income	13,515,997	20,410,834
Other	504,884	353,817
Total revenues	34,172,180	37,967,127

Benefits and expenses:
Death benefits	6,148,663	4,834,822
Surrenders and other policy benefits	734,592	586,671
Increase in future policy benefits	4,104,539	3,907,828
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	2,000,217	1,433,055
Selling, general and administrative expenses:	-
Commissions	7,860,633	12,238,962
Salaries	6,184,787	6,960,917
Provision for loan losses and loss reserve	691,794	1,020,485
Costs related to funding mortgage loans	844,505	1,440,707
Other	6,077,871	6,072,945
Interest expense	315,542	601,367
Cost of goods and services sold-mortuaries and cemeteries	531,619	542,282
Total benefits and expenses	35,494,762	39,640,041

Loss before income taxes	(1,322,582)	(1,672,914)
Income tax benefit	804,109	721,681

Net loss	$(518,473)	$(951,233)

Net earnings (loss) per Class A Equivalent common share (1)	$(0.06)	$(0.11)

Net earnings (loss) per Class A Equivalent common share-assuming dilution (1)	$(0.06)	$(0.11)

Weighted-average Class A equivalent common share outstanding (1)	8,865,068	8,636,286

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	8,865,068	8,636,286

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$42,215,717	$(11,435,436)

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(32,119,583)	(5,086,897)
Calls and maturities - fixed maturity securities	5,936,625	2,342,945
Securities available for sale:
Purchase - equity securities	(2,223,406)	(2,117,658)
Sales - equity securities	2,025,175	1,927,415
Purchase of short-term investments	(9,728,102)	(2,520,901)
Sales of short-term investments	3,552,246	5,001,270
Sales (Purchase) of restricted assets	(97,965)	(189,932)
Changes in assets for perpetual care trusts	(70,728)	(86,068)
Amount received for perpetual care trusts	31,515	41,455
Mortgage, policy, and other loans made	(27,365,202)	(27,754,629)
Payments received for mortgage, policy and other loans	25,350,613	19,934,431
Purchase of property and equipment	(161,806)	(228,507)
Disposal of property and equipment	-	(91,000)
Purchase of real estate	(98,304)	(1,208,419)
Sale of real estate	-	1,121,112
Reinsurance with North America Life	12,990,444	-
Net cash provided by (used in) investing activities	(21,978,478)	(8,915,383)

Cash flows from financing activities:
Annuity contract receipts	2,930,871	2,063,131
Annuity contract withdrawals	(2,947,744)	(3,449,987)
Repayment of bank loans on notes and contracts	(410,899)	(677,858)
Proceeds from borrowing on bank loans	3,559,026	-
Change in line of credit borrowings	-	4,900,000
Net cash provided (used) by financing activities	3,131,254	2,835,286

Net change in cash and cash equivalents	23,368,493	(17,515,533)

Cash and cash equivalents at beginning of period	39,556,503	39,463,803

Cash and cash equivalents at end of period	$62,924,996	$21,948,270

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$2,975,627	$4,033,159
See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Certain 2010 amounts have been reclassified to bring them into conformity with the 2011 presentation.

2)         Recent Accounting Pronouncements

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring – In April 2011, the FASB issued guidance to assist creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  Under this guidance, in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession; and 2) The debtor is experiencing financial difficulties.  A creditor may determine that a debtor is experiencing financial difficulties, even though the debtor is not currently in default, if the creditor determines it is probable that the debtor would default on its payments for any of its debts in the foreseeable future without the loan modification. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and must be applied retrospectively.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

Reconsideration of Effective Control for Repurchase Agreements – In April 2011, the FASB issued guidance which amends the Transfers and Servicing topic of the FASB Codification to  remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this update. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met: (1) The financial assets to be repurchased or redeemed are the same or substantially the same as those transferred. (2) The agreement is to repurchase or redeem them before maturity, at a fixed or determinable price. (3) The agreement is entered into contemporaneously with, or in contemplation of, the transfer.  This guidance is effective for the first interim or annual period beginning on or after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

2)         Recent Accounting Pronouncements (Continued)

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts -  In October 2010, the FASB issued guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts.  This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company has not yet determined the effect, if any, the adoption of this guidance will have on its consolidated financial statements.

3)         Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of March 31, 2011 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011:
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$2,833,052	$291,922	$-	$3,124,974

Obligations of states and political subdivisions	3,320,631	148,356	(21,439)	3,447,548

Corporate securities including public utilities	110,760,640	6,596,303	(803,589)	116,553,354

Mortgage-backed securities	5,800,692	272,840	(490,243)	5,583,289

Redeemable preferred stock	1,601,958	43,108	(22,604)	1,622,462
Total fixed maturity securities held to maturity	$124,316,973	$7,352,529	$(1,337,875)	$130,331,627

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

3)         Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011:

Equity securities available for sale at estimated fair value:

Non-redeemable preferred stock	$20,281	$-	$(4,381)	$15,900

Common stock:

Industrial, miscellaneous and all other	6,897,780	644,125	(376,045)	7,165,860

Total equity securities available for sale at estimated fair value	$6,918,061	$644,125	$(380,426)	$7,181,760

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$59,523,674
Residential construction	17,938,609
Farm	383,792
Commercial	26,000,754
Less: Allowance for loan losses	(7,058,358)
Total mortgage loans on real estate and construction loans held for investment	$96,788,471

Real estate held for investment - net of depreciation	$3,941,736
Other real estate owned held for investment - net of depreciation	46,685,820
Other real estate owned held for sale	5,631,170
Total real estate	$56,258,726

Policy and other loans at amortized cost - net of allowance for doubtful accounts	$18,110,072

Short-term investments at amortized cost	$8,794,205

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

3)         Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2010:

Equity securities available for sale at estimated fair value:

Non-redeemable preferred stock	$20,282	$-	$(4,224)	$16,058

Common stock:

Industrial, miscellaneous and all other	6,418,151	707,798	(357,364)	6,768,585

Total equity securities available for sale
at estimated fair value	$6,438,433	$707,798	$(361,588)	$6,784,643

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$60,285,273
Residential construction	18,436,495
Commercial	24,502,781
Less: Allowance for loan losses	(7,070,442)
Total mortgage loans on real estate and construction loans held for investment	$96,154,107

Real estate held for investment - net of depreciation	$3,996,777
Other real estate owned held for investment - net of depreciation	44,422,829
Other real estate owned held for sale	5,086,400
Total real estate	$53,506,006

Policy and other loans at amortized cost - net of allowance for doubtful accounts	$17,044,897

Short-term investments at amortized cost	$2,618,349

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

3)         Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed-maturities securities, which are carried at amortized cost, at March 31, 2011 and December 31, 2010. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed-maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At March 31, 2011
Redeemable preferred stock	$6,092	5	$16,512	1	$22,604
Obligations of States and Political Subdivisions		0	21,439	3	21,439
Corporate securities	324,556	29	479,033	21	803,589
Mortgage and other
asset-backed securities	9,507	2	480,736	3	490,243
Total unrealized losses	$340,155	36	$997,720	28	$1,337,875
Fair Value	$16,462,195		$9,003,060		$25,465,255

At December 31, 2010
Redeemable preferred stock	$4,022	4	$28,149	1	$32,171
Obligations of States and Political Subdivisions	-	0	18,574	3	18,574
Corporate securities	70,934	10	645,073	25	716,007
Mortgage and other
asset-backed securities	8,971	2	645,988	3	654,959
Total unrealized losses	$83,927	16	$1,337,784	32	$1,421,711
Fair Value	$4,527,041		$10,037,150		$14,564,191

As of March 31, 2011, the average fair value of the related fixed maturities was 95.0% of amortized cost and the average fair value was 91.1% of amortized cost as of December 31, 2010. During the first three months ended March 31, 2011 and for the year ended December 31, 2010, an other-than-temporary decline in fair value resulted in the recognition of an impairment loss on fixed maturity securities of $35,129 and $150,059, respectively. No other-than-temporary impairment loss was considered to exist for these fixed maturity securities as of March 31, 2011 and December 31, 2010.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

3)         Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at March 31, 2011 and December 31, 2010. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At March 31, 2011
Non-redeemable preferred stock	$-	-	$4,381	2	$4,381
Industrial, miscellaneous and all other	262,852	47	113,193	8	376,045
Total unrealized losses	$262,852	47	$117,574	10	$380,426
Fair Value	$2,130,592		$393,869		$2,524,461

At December 31, 2010
Non-redeemable preferred stock	$-	-	$4,224	2	$4,224
Industrial, miscellaneous and all other	192,742	42	164,622	13	357,364
Total unrealized losses	$192,742	42	$168,846	15	$361,588
Fair Value	$1,895,632		$530,253		$2,425,885

As of March 31, 2011, the average fair value of the equity securities available for sale was 86.9% of the original investment and the average fair value was 87.0% of the original investment as of December 31, 2010. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During the first three months ended March 31, 2011 and for the year ended December 31, 2010, an other-than-temporary decline in fair value resulted in the recognition of an impairment loss on equity securities of $0 and $23,922, respectively. No other-than-temporary impairment loss was considered to exist for these equity securities as of March 31, 2011 and December 31, 2010.

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

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

3)         Investments (Continued)

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2011	$1,307,342	$1,351,841
Due in 2012 through 2015	17,776,477	19,387,020
Due in 2016 through 2020	46,648,365	49,721,432
Due after 2020	51,182,139	52,665,583
Mortgage-backed securities	5,800,692	5,583,289
Redeemable preferred stock	1,601,958	1,622,462
Total held to maturity	$124,316,973	$130,331,627

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in 2011	$-	$-
Due in 2012 through 2015	-	-
Due in 2016 through 2020	-	-
Due after 2020	-	-
Non-redeemable preferred stock	20,281	15,900
Common stock	6,897,780	7,165,860
Total available for sale	$6,918,061	$7,181,760

The Company’s realized gains and losses, other than temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended March 31,
	2011	2010
Fixed maturity securities held
to maturity:
Gross realized gains	$153,491	$272,697
Gross realized losses	(38,085)	(195,242)
Other than temporary impairments	(35,129)	-

Securities available for sale:
Gross realized gains	288,251	296,504
Gross realized losses	(6,853)	(30,929)
Other than temporary impairments	-	-

Other assets:
Gross realized gains	9,156	53,054
Gross realized losses	(60,870)	(31,638)
Other than temporary impairments	-	-
Total	$309,961	$364,446

Generally gains and losses from held to maturity securities are a result of early calls and related amortization of premiums or discounts. However, credit losses of $30,000 and $0 were recognized during the three months ended March 31, 2011 and 2010, respectively from other-than-temporary declines in fair value of held to maturity securities.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

3)         Investments (Continued)

The net carrying amount of held to maturity securities sold was $2,945,060 and $16,220,943 for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.  The net realized gain related to these sales was $71,885 and $346,225 for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively. Certain circumstances lead to these decisions to sell. Bonds categorized as held to maturity and sold in 2010 were liquidated in order to meet an unexpected increase in mortgage funding demand and the non-renewal of an expired loan purchase agreement with a warehouse bank by SecurityNational Mortgage during the latter part of 2010.  The expired loan purchase agreement was renewed in December 2010 for a one year term. This was a rare and unusual event in the history of the Company.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available for sale securities) at March 31, 2011, other than investments issued or guaranteed by the United States Government.
Major categories of net investment income are as follows:

	Three Months Ended March 31,
	2011	2010
Fixed maturity securities	$1,752,777	$1,769,432
Equity securities	67,986	51,663
Mortgage loans on real estate	1,287,213	1,418,094
Real estate	507,906	398,626
Policy and other loans	213,118	228,042
Short-term investments, principally gains on sale of
mortgage loans and other	1,374,332	1,374,732
Gross investment income	5,203,332	5,240,589
Investment expenses	(996,290)	(1,227,173)
Net investment income	$4,207,042	$4,013,416

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $84,149 and $81,795 for three months ended March 31, 2011 and 2010, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,301,142 at March 31, 2011 and $9,302,578 at December 31, 2010. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 10.5% per annum, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At March 31, 2011, the Company has 37%, 13% and 15% of its mortgage loans from borrowers located in the states of Utah, Florida and California, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $7,058,358 and $7,070,442 at March 31, 2011 and December 31, 2010, respectively.

The Company establishes a valuation allowance for credit losses in its portfolio.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

3)         Investments (Continued)

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented.

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
March 31, 2011
Allowance for credit losses:
Beginning balance	$-	$6,212,072	$858,370	$7,070,442
Charge-offs	-	(55,196)	(60,871)	(116,067)
Provision	-	46,928	57,055	103,983
Ending balance	$-	$6,203,804	$854,554	$7,058,358

Ending balance: individually evaluated for impairment	$-	$5,135,595	$679,129	$5,814,724

Ending balance: collectively evaluated for impairment	$-	$1,068,209	$175,425	$1,243,634

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$26,398,534	$59,523,674	$17,924,621	$103,846,829

Ending balance: individually evaluated for impairment	$-	$8,544,354	$1,719,097	$10,263,451

Ending balance: collectively evaluated for impairment	$26,398,534	$50,979,320	$16,205,524	$93,583,378

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

December 31, 2010
Allowance for credit losses:
Beginning balance	$-	$5,917,792	$891,011	$6,808,803
Charge-offs	-	(335,853)	(32,641)	(368,494)
Provision	-	630,133	-	630,133
Ending balance	$-	$6,212,072	$858,370	$7,070,442

Ending balance: individually evaluated for impairment	$-	$5,131,779	$740,000	$5,871,779

Ending balance: collectively evaluated for impairment	$-	$1,080,293	$118,370	$1,198,663

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$24,502,781	$60,285,273	$18,436,495	$103,224,549

Ending balance: individually evaluated for impairment	$-	$7,236,095	$2,085,467	$9,321,562

Ending balance: collectively evaluated for impairment	$24,502,781	$53,049,178	$16,351,028	$93,902,987

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

The following is a summary of the aging of mortgage loans for the periods presented.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

3)         Investments (Continued)

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days 1)	In Foreclosure 1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
March 31, 2011
Commercial	$-	$-	$-	$1,204,425	$1,204,425	$25,194,109	$26,398,534	$-	$26,398,534
Residential	1,202,548	1,152,867	3,536,482	8,544,355	14,436,252	45,087,422	59,523,674	(6,203,804)	53,319,870
Residential Construction	166,843	706,784	1,738,531	1,719,097	4,331,255	13,593,366	17,924,621	(854,554)	17,070,067

Total	$1,369,391	$1,859,651	$5,275,013	$11,467,877	$19,971,932	$83,874,897	$103,846,829	$(7,058,358)	$96,788,471

December 31, 2010
Commercial	$-	$734,756	$-	$439,794	$1,174,550	$23,328,231	$24,502,781	$-	$24,502,781
Residential	767,970	782,174	3,537,616	7,236,095	12,323,855	47,961,418	60,285,273	(6,212,072)	54,073,201
Residential Construction	849,375	1,543,593	994,046	2,085,467	5,472,481	12,964,014	18,436,495	(858,370)	17,578,125

Total	$1,617,345	$3,060,523	$4,531,662	$9,761,356	$18,970,886	$84,253,663	$103,224,549	$(7,070,442)	$96,154,107

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

3)         Investments (Continued)

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2011
With no related allowance recorded:
Commercial	$1,204,425	$1,204,425		$1,204,425	$-
Residential	3,536,482	3,536,482		3,536,482	-
Residential construction	1,738,531	1,738,531		1,738,531	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	8,544,355	8,544,355	5,135,595	8,544,355	-
Residential construction	1,719,097	1,719,097	679,129	1,719,097	-

Total:
Commercial	$1,204,425	$1,204,425	$-	$1,204,425	$-
Residential	12,080,837	12,080,837	5,135,595	12,080,837	-
Residential construction	3,457,628	3,457,628	679,129	3,457,628	-

December 31, 2010
With no related allowance recorded:
Commercial	$439,794	$439,794		$439,794	$-
Residential	3,537,616	3,537,616		3,537,616	-
Residential construction	994,046	994,046		994,046	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	7,236,095	7,236,095	5,131,779	7,236,095	-
Residential construction	2,085,467	2,085,467	740,000	2,085,467	-

Total:
Commercial	$439,794	$439,794	$-	$439,794	$-
Residential	10,773,711	10,773,711	5,131,779	10,773,711	-
Residential construction	3,079,513	3,079,513	740,000	3,079,513	-

Credit Risk Profile Based on Performance Status

The Company’s mortgage loan portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days past due or on non-accrual status.

The Company’s performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Peforming	$25,194,109	$24,062,987	$47,442,837	$49,511,562	$14,466,993	$15,356,982	$87,103,939	$88,931,531
Nonperforming	1,204,425	439,794	12,080,837	10,773,711	3,457,628	3,079,513	16,742,890	14,293,018
Total	$26,398,534	$24,502,781	$59,523,674	$60,285,273	$17,924,621	$18,436,495	$103,846,829	$103,224,549

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

3)         Investments (Continued)

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $1,833,000 and $1,852,000 as of March 31, 2011 and 2010, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.
	Mortgage Loans on Nonaccrual Status

	As of March 31,	As of December 31
	2011	2010
Commercial	$1,204,425	$439,794
Residential	12,080,837	10,773,711
Residential construction	3,457,628	3,079,513
Total	$16,742,890	$14,293,018

Loan Loss Reserve

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

The following is a summary of the loan loss reserve which is included in other liabilities and accrued expenses:

	As of March 31,	As of December 31,
	2011	2010
Balance, beginning of period	$5,899,025	$11,662,897
Provisions for losses	1,490,028	4,534,231
Charge-offs	(1,168,618)	(10,298,103)
Balance	$6,220,435	$5,899,025

The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of the balance sheet date, including the Wells Fargo settlement as described below. The loan loss reserve may not be adequate, however, for claims asserted by third party investors, if SecurityNational Mortgage is unable to negotiate acceptable settlement agreements with these third party investors, litigation ensues, and SecurityNational Mortgage is not successful in what it believes are its significant defenses to these claims. In such event, a substantial judgment could be entered against SecurityNational Mortgage that exceeds the amount of the loan loss reserve.

4)         Comprehensive Income

For the three months ended March 31, 2011 and 2010, total comprehensive income (loss) amounted to $(485,258) and $(832,514), respectively.

5)         Stock-Based Compensation

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation expense for options issued of $64,344 and $134,120 has been recognized for these plans for the quarters ended March 31, 2011 and 2010, respectively. Deferred tax credit has been recognized related to the compensation expense of $21,877 and $45,601 for the quarters ended March 31, 2011 and 2010, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

5)         Stock-Based Compensation (Continued)

Options to purchase 330,500 shares of the Company’s common stock were granted December 4, 2009. The fair value relating to stock-based compensation is $542,275 and will be expensed as options become available to exercise at the rate of 25% at the end of each quarter over the twelve months ending December 31, 2010.

Options to purchase 345,600 shares of the Company’s common stock were granted December 3, 2010. The fair value relating to stock-based compensation is $257,376 and was expensed as options became available to exercise at the rate of 25% at the end of each quarter over the twelve months ending December 31, 2011.

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

6)         Capital Stock

The Company has two classes of common stock with shares outstanding, Class A and Class C. Class C shares are convertible into Class A shares at any time on a ten to one ratio. The year to date March 31, 2011 decrease in outstanding Class C shares and the corresponding increase in Class A shares was due to conversion of Class C to Class A common stock. The decrease in treasury stock was the result of treasury stock being used to fund the Company’s 401-K and Deferred Compensation plans.

7)         Earnings (Loss) Per Share

The basic and diluted earnings (loss) per share amounts were calculated as follows:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net earnings (loss)	$(518,473)	$(951,233)
Denominator:
Basic weighted-average shares outstanding	8,865,068	8,636,286
Effect of dilutive securities:
Employee stock options	-	-
Dilutive potential common shares	-	-
Diluted weighted-average shares outstanding	8,865,068	8,636,286

Basic earnings loss per share	$(0.06)	$(0.11)

Diluted earnings loss per share	$(0.06)	$(0.11)

Earnings (loss) per share amounts have been adjusted for the effect of annual stock dividends. For the three months ended March 31, 2011 and 2010 there were 1,939,930 and 1,506,958 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

8)       Business Segments

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

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated
For the Three Months Ended
March 31, 2011
Revenues from external customers	$17,148,321	$3,033,086	$13,990,773	$-	$34,172,180
Intersegment revenues	2,066,712	468,025	60,337	(2,595,074)	-
Segment profit (loss) before income taxes	1,079,479	151,624	(2,553,685)	-	(1,322,582)

Identifiable Assets	471,629,809	110,839,889	27,621,213	(119,373,276)	490,717,635
Goodwill	391,848	683,191	-	-	1,075,039

For the Three Months Ended
March 31, 2010
Revenues from external customers	$14,294,197	$2,964,650	$20,708,280	$-	$37,967,127
Intersegment revenues	1,770,185	381,276	56,685	(2,208,146)	-
Segment profit (loss) before income taxes	155,410	(55,044)	(1,773,280)	-	(1,672,914)

Identifiable Assets	437,402,931	99,592,083	35,457,153	(103,045,552)	469,406,615
Goodwill	391,848	683,191	-	-	1,075,039

9)       Fair Value of Financial Instruments

The fair values of investments in fixed maturity and equity securities along with methods used to estimate such values are disclosed in Note 3. The following methods and assumptions were used by the Company in estimating the fair value disclosures related to other significant financial instruments:

Restricted Assets of the Cemeteries and Mortuaries: The carrying amounts reported in the accompanying consolidated balance sheet for these financial instruments approximate their fair values. Included in these assets are mutual funds and equity securities.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

9)         Disclosure about Fair Value of Financial Instruments (Continued)

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

The Company utilizes a combination of third party valuation service providers, brokers, and internal valuation models to determine fair value.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

9)         Disclosure about Fair Value of Financial Instruments (Continued)

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at March 31, 2011.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Non-redeemable preferred stock	$15,900	$15,900	$-	$-
Common stock	7,165,860	7,165,860	-	-
Total securities available for sale	7,181,760	7,181,760	-	-
Restricted assets of cemeteries and mortuaries	569,247	569,247	-	-
Cemetery perpetual care trust investments	577,398	577,398	-	-
Derivatives - interest rate lock commitments	941,458	-	-	941,458
Total assets accounted for at fair value on a recurring basis	$9,269,863	$8,328,405	$-	$941,458

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(51,872,150)	$-	$-	$(51,872,150)
Future policy benefits - annuities	(65,574,358)	-	-	(65,574,358)
Derivatives - bank loan interest rate swaps	(102,894)	-	-	(102,894)
- call options	(196,702)	(196,702)	-	-
- interest rate lock commitments	(10,548)	-	-	(10,548)
Total liabilities accounted for at fair value on a recurring basis	$(117,756,652)	$(196,702)	$-	$(117,559,950)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

9)       Disclosure about Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2010	$(52,340,807)	$(65,936,445)	$873,059	$(116,533)

Total gains (losses):

Included in earnings	468,657	362,087	-	-

Included in other
comprehensive income (loss)	-	-	57,851	13,639

Balance - March 31, 2011	$(51,872,150)	$(65,574,358)	$930,910	$(102,894)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at March 31, 2011.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a
nonrecurring basis
Investment in securities held-to-maturity	$-	$-	$-	$-
Mortgage loans on real estate	110,095	-	-	110,095
Other real estate owned held for investment	-	-	-	-
Other real estate owned held for sale	544,770	-	-	544,770
Total assets accounted for at fair value on a
nonrecurring basis	$654,865	$-	$-	$654,865

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

9)       Disclosure about Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2010.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Non-redeemable preferred stock	$16,058	$16,058	$-	$-
Common stock	6,768,585	6,768,585	-	-
Total securities available for sale	6,784,643	6,784,643	-	-
Restricted assets of cemeteries and mortuaries	545,433	545,433	-	-
Cemetery perpetual care trust investments	527,672	527,672	-	-
Derivatives - interest rate lock commitments	1,024,587	-	-	1,024,587
Total assets accounted for at fair value on a recurring basis	$8,882,335	$7,857,748	$-	$1,024,587
Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(52,340,807)	$-	$-	$(52,340,807)
Future policy benefits - annuities	(65,936,445)	-	-	(65,936,445)
Derivatives - bank loan interest rate swaps	(116,533)	-	-	(116,533)
- call options	(157,319)	(157,319)	-	-
- interest rate lock commitment	(151,528)	-	-	(151,528)
Total liabilities accounted for at fair value on a recurring basis	$(118,702,632)	$(157,319)	$-	$(118,545,313)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps
Balance - December 31, 2009	$(54,356,491)	$(61,407,257)	$1,554,711	$(101,206)
Options sold	-	-	-	-
Total gains (losses):
Included in earnings	2,015,684	(4,529,188)	-	-
Included in other
comprehensive income	-	-	(681,652)	(15,327)
Balance - December 31, 2010	$(52,340,807)	$(65,936,445)	$873,059	$(116,533)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

9)       Disclosure about Fair Value of Financial Instruments (Continued)

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

10)Other Business Activity

Mortgage Operations

Over 40% of the Company’s revenues and expenses are through its wholly owned subsidiary, SecurityNational Mortgage. SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows, including loan purchase agreements from Security National Life, and with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through SecurityNational Mortgage. For the three months ended March 31, 2011 and 2010, SecurityNational Mortgage originated and sold 1,569 loans ($262,602,124 total volume), and 2,361 loans ($426,767,000 total volume), respectively.

SecurityNational Mortgage has entered into a loan purchase agreement to originate and sell mortgage loans to an unaffiliated warehouse bank. The amount available to originate loans under this agreement at March 31, 2011 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to the warehouse bank. Generally, when mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage renewed its loan purchase agreement with Wells Fargo Securities that expired on June 30, 2010 for an additional one year term.

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
March 31, 2011 (Unaudited)

10)         Other Business Activity (Continued)

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

Other real estate owned held for investment are foreclosed properties which the Company intends to hold for investment purposes.  These properties are recorded at the lower of cost or fair value upon foreclosure.  Deprecation is provided on a straight line basis over the estimated useful life of the properties.  These properties are analyzed for impairment periodically in accordance with our policy for long-lived assets.

Other real estate owned held for sale are foreclosed properties which the Company intends to sell.  These properties are carried at the lower of cost or fair value, less cost to sell.

Policy, and other loans are carried at the aggregate unpaid balances, less allowances for possible losses.

Mortgage fee income consists of origination fees, processing fees, and certain other income related to the origination and sale of mortgage loans. For mortgage loans sold to third party investors, mortgage fee income and related expenses are recognized pursuant to generally accepted accounting principles at the time the sales of mortgage loans comply with the sales criteria for the transfer of financial assets, which are: (i) the transferred assets have been isolated from the Company and its creditors, (ii) the transferee has the right to pledge or exchange the mortgage, and (iii) the Company does not maintain effective control over the transferred mortgage. The Company must determine that all three criteria are met at the time a loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans, prior to warehouse banks purchasing the loans under the purchase commitments. As of March 31, 2011, there were $47,566,000 in mortgage loans in which settlements with third party investors were still pending.

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
March 31, 2011 (Unaudited)

10)         Other Business Activity (Continued)

•	Research reasons for rejection.
•	Provide additional documents.
•	Request investor exceptions.
•	Appeal rejection decision to purchase committee.
•	Commit to secondary investors.

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six month time period, the loans are repurchased and transferred to the long term investment portfolio at the lower of cost or fair value and previously recorded sales revenue is reversed. Any loan that later becomes delinquent is evaluated by the Company at that time and any impairment is adjusted accordingly.

Determining lower of cost or fair value: Cost is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Fair value is often difficult to determine, but is based on the following:

•	For loans that have an active market, the Company uses the market price on the repurchased date.
•	For loans where there is no market but there is a similar product, the Company uses the market value for the similar product on the repurchased date.
•
For loans where no active market exists on the repurchased date, the Company determines that the unpaid principal balance best approximates the fair value on the repurchased date, after considering the fair value of the underlying real estate collateral and estimated future cash flows.

The appraised value of the real estate underlying the original mortgage loan adds significance to the Company’s determination of fair value because, if the loan becomes delinquent, the Company has sufficient value to collect the unpaid principal balance or the carrying value of the loan. In determining the fair value on the date of repurchase, the Company considers the total fair value of all of the loans because any sale of loans would be made as a pool.

For mortgages originated and held for investment, mortgage fee income and related expenses are recognized when the loan is originated.

11)         Allowance for Doubtful Accounts and Loan Losses and Impaired Loans

The Company records an allowance and recognizes an expense for potential losses from mortgage loans, other loans and receivables in accordance with generally accepted accounting principles.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

11)         Allowance for Doubtful Accounts and Loan Losses and Impaired Loans (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

12)         Derivative Investments (Continued)

The Company has adopted a strategy of selling “out of the money” call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option.  The liability for call options is adjusted to fair value at each reporting date. The fair value of outstanding call options as of March 31, 2011 and December 31, 2010 was $196,702 and $157,319, respectively.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option.  If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security.

The following table shows the fair value of derivatives as of March 31, 2011 and December 31, 2010.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$941,458	other assets	$1,024,587	Other liabilities	$10,548	Other liabilities	$151,528
Call Options	--	--	--	--	Other liabilities	196,702	Other liabilities	157,319
Interest rate swaps	--	--	--	--	Bank loans payable	102,894	Bank loans payable	116,532
Total		$941,458		$1,024,587		$310,144		$425,379

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Gross Amount Gain (Loss) Recognized in OCI
	Three Months Ended March 31,
Derivative - Cash Flow Hedging Relationships:	2011	2010
Interest Rate Lock Commitments	$57,851	$13,155
Interest Rate Swaps	13,639	(7,461)
Total	$71,490	$5,694

13)         Reinsurance, Commitments and Contingencies

Reinsurance with North American Life Insurance Company

On March 30, 2011, the Company, through its wholly owned subsidiary, Security National Life, completed a Coinsurance Agreement with North America Life Insurance Company (“North America Life”), a Texas domiciled insurance company. Under the terms of the Coinsurance Agreement, Security National Life agreed to reinsure certain insurance policies of North America Life in exchange for the settlement amount of $15,703,641. Effective as of December 1, 2010, North America Life ceded or transferred to Security National Life, and Security National Life accepted and coinsured all of North America Life’s contractual liabilities under the coinsured policies by means of indemnity reinsurance. The Coinsurance Agreement was approved by the Texas Department of Insurance.

The Coinsurance Agreement also provides that on and after the effective date of December 1, 2010, Security National Life is entitled to exercise all contractual rights of North America Life under the coinsured policies in accordance with the terms and provisions of such policies. Moreover, after the closing date of March 30, 2011, Security National Life agreed to be responsible for all of the contractual liabilities under the coinsured policies, including to administer the coinsured policies at its sole expense in accordance with the terms and conditions of a services agreement.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

13)         Reinsurance, Commitments and Contingencies (Continued)

Pursuant to the terms of the Coinsurance Agreement, Security National Life paid a ceding commission to North America Life in the amount of $3,525,875. In addition, North America Life transferred $15,703,641 in assets and $19,229,516 in statutory reserves, or liabilities net of due and deferred premiums, to Security National Life. The $15,703,641 in assets included $12,990,444 in cash, $8,997 in policy loans, and $2,704,200 in promissory notes secured by real estate properties located in Bexar, Liberty, Travis and Wilson Counties in the State of Texas. The promissory notes are also guaranteed by business entities and an individual.

Reinsurance with American Life and Security Corporations

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

On June 4, 2010, the Company entered into an Indemnity Coinsurance Reinsurance Agreement with American Life effective January 1, 2010.  Under the terms of the agreement, the Company ceded to American Life a block of deferred annuities in the amount of $2,678,931 and a block of whole life policies in the amount of $1,048,134, together with net due and deferred premiums in the amount of $12,305, advance premiums in the amount of $353, claims liability in the amount of $14,486, and net policy loans in the amount of $128,487. The total initial consideration of $3,601,112 in cash was transferred to Wells Fargo as custodian of the assets. American Life has control of the assets subject to the terms of a custodial agreement. American Life agreed to pay the Company an initial ceding commission of $375,000 and a management fee of $3,500 per quarter to administer the policies.  American Life agreed to indemnify the Company for these contracts and risks. The initial term on this agreement will be for a period of one year. After the initial one year term, this agreement will be automatically renewed unless American Life notifies the Company in writing of its intention not to renew no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period of this agreement will be for a term of one year. The accounting and settlement of this agreement will be on a quarterly basis and calculated pursuant to the terms thereof.

Settlement with Wells Fargo

On April 7, 2011, SecurityNational Mortgage, a wholly owned subsidiary of the Company, entered into a settlement agreement with Wells Fargo Funding, Inc. (“Wells Fargo”).  The settlement agreement provides that it is intended to be a pragmatic commercial accommodation between SecurityNational Mortgage and Wells Fargo and is not to be construed as an admission of responsibility, liability or fault for either party’s claims. Under the terms of the settlement agreement, SecurityNational Mortgage is required to pay an initial settlement amount to Wells Fargo in the amount of $4,300,000, of which $1,000,000 had already been paid to Wells Fargo in January 2011, leaving a balance of $3,300,000.  The $3,300,000 balance was paid shortly after the parties executed the settlement agreement.

In addition, under the terms of the settlement agreement, Wells Fargo will deduct 10 basis points (.0010) from the purchase proceeds of each loan that SecurityNational Mortgage sells to Wells Fargo during the period from April 8, 2011 to March 31, 2017.  SecurityNational Mortgage is also required to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser other than Wells Fargo.  These funds are to be deposited into an account and then paid to Wells Fargo within ten calendar days of the end of each month.  Finally, SecurityNational Mortgage is required to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 26 real estate properties with a total book value of $5,086,400 as of March 31, 2011.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

13)         Reinsurance, Commitments and Contingencies (Continued)

In consideration for SecurityNational Mortgage making the initial settlement payment to Wells Fargo, Wells Fargo and related parties, including Wells Fargo Bank, agree to release SecurityNational Mortgage and related parties, including the Company and Security National Life Insurance Company, from any claims, demands, damages, obligations, liabilities, or causes of action relating to residential mortgage loans that Wells Fargo purchased from SecurityNational Mortgage prior to December 31, 2009.  Similarly, SecurityNational Mortgage agrees to release Wells Fargo and its related parties from any claims, demands, damages, obligations, liabilities, or causes of actions relating to residential mortgage loans that Wells Fargo purchased from SecurityNational Mortgage prior to December 31, 2009.  SecurityNational Mortgage is not aware of any repurchase or indemnification demands by Wells Fargo for residential mortgage loans with a closing date after December 31, 2009.

As of March 31, 2011, the Company reserved and accrued $6,220,435 to settle investor related claims against SecurityNational Mortgage for the allegedly defective mortgage loans that SecurityNational Mortgage sold to Wells Fargo and other mortgage loan purchasers.  Of the $6,220,435 reserved for mortgage loan losses, $4,300,000 was reserved for the $3,300,000 settlement payment that SecurityNational Mortgage made to Wells Fargo shortly after the settlement agreement was executed on April 7, 2011 and for the $1,000,000 in settlement payments that SecurityNational Mortgage made to Wells Fargo in January 2011.

Third Party Investors

There have been assertions in third party investor correspondence that SecurityNational Mortgage sold mortgage loans that allegedly contained misrepresentations or experienced early payment defaults, or that were otherwise allegedly  defective or not in compliance with agreements between SecurityNational Mortgage and the third party investors.  As a result of these claims, third party investors have made demands that SecurityNational Mortgage repurchase certain alleged defective mortgage loans that were sold to such investors or indemnify them against any losses related to such loans.

As of March 31, 2011, third party investors have asserted total estimated potential claims of $24,000,000 relating to loan repurchases, loan indemnifications and other loan issues.  The Company has estimated the potential losses for the asserted claims by these third party investors to be less. The Company has reserved and accrued $6,220,435 as of March 31, 2011 to settle all such investor related claims, including the Wells Fargo settlement described above.  The Company believes this amount is adequate to resolve these claims and the amount represents the Company’s estimate of possible losses relating to any outstanding claims by these investors.

These claims are greater than the net asset value of SecurityNational Mortgage, which was $15,992,000 on March 31, 2011, and its reserve for mortgage loan loss, which was $6,220,435 on March 31, 2011.  The Company disagrees with the claims asserted by third party investors against SecurityNational Mortgage and believes it has significant defenses to these claims. Any additional loss in excess of the current loan loss reserve cannot be estimated as negotiations are still in progress.  It is possible that future negotiations could result in a change in the estimate of the loan loss reserve.

If SecurityNational Mortgage is unable to negotiate acceptable terms with the third party investors, legal action may ensue in an effort to obtain amounts that the third party investors claim are allegedly due.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against claims asserted by these third party investors to the extent that a substantial judgment was entered against SecurityNational Mortgage that is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.

Termination of Business Relationship with Third Party Investor

During settlement discussions with one of the third party investors during the second and third quarters of 2010, the investor made a settlement proposal to SecurityNational Mortgage.  When SecurityNational Mortgage declined to accept the settlement proposal, which it regarded as unreasonable and onerous, the investor notified SecurityNational Mortgage by letter dated October 20, 2010, of its decision to terminate its business relationship with SecurityNational Mortgage.  In particular, the letter provided notice of termination of a loan purchase agreement with the investor.  As a result, the investor is no longer accepting any new commitments for mortgage loans from SecurityNational Mortgage.  However, the investor completed the purchase of mortgage loans from SecurityNational Mortgage involving mortgage loan commitments that had been made before October 20, 2010.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

13)         Reinsurance, Commitments and Contingencies (Continued)

The investor also stated in the October 20, 2010 letter that termination of its business relationship with SecurityNational Mortgage would not affect the obligations, representations, warranties or indemnifications by SecurityNational Mortgage under mortgage loans previously sold to the investor under a loan purchase agreement.  Accompanying the termination letter to SecurityNational Mortgage was a notice letter from the investor, also dated October 20, 2010.  In the notice letter the investor stated that it was withdrawing all prior and pending settlement proposals involving SecurityNational Mortgage and the Company.  The investor further stated that it intended to exercise certain rights under a loan purchase agreement by debiting $5,970,941 from amounts in an over/under account that it had been holding for the benefit of SecurityNational Mortgage. The investor also maintained it had the right to debit additional amounts credited to the over/under account for payment of additional obligations that SecurityNational Mortgage allegedly owed to the investor.

The Company believes the investor wrongfully applied the $5,970,941 from the over/under account toward payment of outstanding obligations that SecurityNational Mortgage allegedly owed to the investor.  In a letter dated October 22, 2010 to the investor, SecurityNational Mortgage stated, without waiving any of its rights against the investor, that it objected to the investor debiting $5,970,941 from the over/under account, as well as any amount attempted to be debited thereafter without specific written approval of SecurityNational Mortgage. SecurityNational Mortgage had sent letters to the investor requesting a withdrawal of funds from the over/under account before the investor had debited the $5,970,941 from the account.  SecurityNational Mortgage recognized this withdrawal of funds by the investor by reducing the balance of SecurityNational Mortgage’s accrued losses on loans sold (a liability account) and its restricted cash held by the investor.

SecurityNational Mortgage is currently determining what action to take against the investor for wrongfully debiting the funds from the over/under account.  As a result of the termination of the business relationship with the investor, SecurityNational Mortgage will have less flexibility on pricing when selling mortgage loans to third party investors.

Lehman Brothers Bank - Aurora Loan Services Litigation

On April 15, 2005, SecurityNational Mortgage entered into a loan purchase agreement with Lehman Brothers Bank (“Lehman Bank”). Under the terms of the loan purchase agreement, Lehman Bank agreed to purchase mortgage loans from time to time from SecurityNational Mortgage. During 2007, Lehman Bank and its wholly owned subsidiary, Aurora Loan Services LLC (“Aurora Loan Services”), purchased a total of 1,490 mortgage loans in the aggregate amount of $352,774,000 from SecurityNational Mortgage. Lehman Bank asserted that certain of the mortgage loans that it purchased from SecurityNational Mortgage during 2007 contained alleged misrepresentations and early payment defaults. As a result of these alleged breaches in the mortgage loans, it was contended that Lehman Bank had the right to require SecurityNational Mortgage to repurchase certain loans under the loan purchase agreement. SecurityNational Mortgage disagrees with these claims.

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification  Agreement with Lehman Bank and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agreed to indemnify Lehman Bank and Aurora Loan Services for 75% of all losses that Lehman Brothers and Aurora Loan Services may incur as a result of any defaults by mortgagors on 54 mortgage loans that were purchased from SecurityNational Mortgage. SecurityNational Mortgage is released from any obligation to pay the remaining 25% of such losses. The Indemnification Agreement also required SecurityNational Mortgage to indemnify Lehman Bank and Aurora Loan Services for 100% of any future losses incurred on mortgage loans with breaches that are not among the 54 mortgage loans.

Upon execution of the Indemnification Agreement, SecurityNational Mortgage paid $395,000 to Aurora Loan Services as a deposit into a reserve account to secure the obligations of SecurityNational Mortgage under the Indemnification Agreement. This deposit was in addition to a $250,000 deposit that SecurityNational Mortgage previously made into the reserve account for a total of $645,000. Losses from mortgage loans with alleged breaches were payable from the reserve account. However, Lehman Bank and Aurora Loan Services were not to apply any funds from the reserve account to a particular mortgage loan until an actual loss had occurred. Under the Indemnification Agreement SecurityNational Mortgage was to pay to Aurora Loan Services the difference between the reserve account balance and $645,000, but in no event would SecurityNational Mortgage be required to make payments into the reserve account in excess of $125,000 for any calendar month.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011 (Unaudited)

13)         Reinsurance, Commitments and Contingencies (Continued)

Since the reserve account was established in 2007, funds had been paid from the account to indemnify $4,269,000 in losses from 31 mortgage loans that were among the 54 mortgage loans with alleged breaches that were covered by the Indemnification Agreement and ten other mortgage loans with alleged breaches. The estimated potential losses from 17 of the remaining mortgage loans, which would allegedly have required indemnification by SecurityNational Mortgage for such losses, is $2,826,000. An additional six mortgage loans are not included among the 17 remaining loans because SecurityNational Mortgage had not received payment demands in regards to such loans. Payment demands of $724,000 have also been made for five other mortgage loans with alleged breaches.

During 2008, 2009 and 2010, the Company recognized alleged losses of $1,636,000, $1,032,000 and $1,289,000, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  The Company has not accrued for losses under the Indemnification Agreement as of March 31, 2011. SecurityNational Mortgage has been involved in discussions with Lehman Bank and Lehman Brothers Holdings, Inc. as to issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 have been abated or deferred.

On May 11, 2011, SecurityNational Mortgage filed a complaint against Lehman Bank and Aurora Loan Services in the United States District Court for the District of Utah because it had been unable to resolve certain issues under the Indemnification Agreement with Lehman Bank and Aurora Loan Services.  The complaint alleges material breach of the Indemnification Agreement, including a claim that neither Lehman Bank nor Aurora Loan Services owned mortgage loans when payments relating to such loans were demanded from and made by SecurityNational Mortgage. Thus, the complaint asserts there was no basis under the Indemnification Agreement for the amount of payments claimed by Lehman Bank and Aurora Loan Services to be made by SecurityNational Mortgage.  As a result, SecurityNational Mortgage alleges it is entitled to judgment in excess of $4,000,000 against Lehman Bank and Aurora Loan Services.

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of March 31, 2011 the Company’s commitments are $21,754,680 for these loans of which $17,924,621 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% to 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of December 31, 2010). Maturities range between six and twelve months.

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

14)         Sale of Assets of Greer-Wilson and Crystal Rose Funeral Home

On May 10, 2011, the Company and its subsidiary, Greer-Wilson Funeral Home, Inc. (“Greer-Wilson”), completed an asset sales transaction with SCI Arizona Funeral Services, Inc. (“SCI”) an Arizona corporation, to sell substantially all of the operating assets of Greer-Wilson and Crystal Rose Funeral Home, Inc. to SCI.  Under the terms of the asset purchase agreement among the Company, Greer-Wilson, Paradise Chapel Funeral Home, Inc. (“Paradise”) and SCI, SCI paid $2,225,000 at closing to the Company and Greer-Wilson.  The agreement also granted a right of first refusal to SCI to purchase Paradise, for a period of three years.  If the Company elects to sell Paradise within the three year period, the Company must provide a bona fide third party offer to SCI after which SCI has ten business days to exercise its right to purchase Paradise for the offer amount.

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

Results of Operations

Mortgage Operations

Overview

SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows, including loan purchase agreements from Security National Life, and with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through SecurityNational Mortgage. For the three months ended March 31, 2011 and 2010, SecurityNational Mortgage originated and sold 1,569 loans ($262,602,124 total volume), and 2,361 loans ($426,767,000 total volume), respectively.

The loan volume in 2011 was lower than 2010 primarily due to reduced refinancing activity in 2011.  For the first three months of 2010, the loan volume was primarily from home purchases and was lower from the same period in 2009 due to the slow-down in the economy, the reduced demand in the housing sector, and new regulations affecting mortgage origination and lending activities. For the third and fourth quarters of 2010, the loan volume increased from the previous two quarters due to an increase in refinancing activity.  SecurityNational Mortgage anticipates the loan volume for 2011 to be at the $80,000,000 to $150,000,000 per month range compared to $125,000,000 to $200,000,000 per month range in 2010. As a result, SecurityNational Mortgage has taken steps to reduce staff and funding costs to adjust to these reduced levels of production. The reason for the anticipated reduction in loan volume in 2011 is due to the low demand in the housing sector and rising interest rates that adversely impacts the refinancing markets.

The following table shows the condensed financial results for the three months ended March 31, 2011 and 2010.  See the footnote 8 of the Notes to Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2011	2010	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$9,426	$13,823	(32%)
Secondary gains from investors	4,564	6,885	(34%)
Total	$13,990	$20,708	(32%)
Earnings (Losses) before income taxes	$(2,554)	$(1,773)	(44%)

Overall this decrease in profitability for the three months is due to the lower loan volume and lower secondary gains from investors.

Significant Accounting Policies

SecurityNational Mortgage has entered into a loan purchase agreement to originate and sell mortgage loans to an unaffiliated warehouse bank. The amount available to originate loans under this agreement at March 31, 2011 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to the warehouse bank. Generally, when mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage renewed its loan purchase agreement with Wells Fargo Securities that expired on June 30, 2010 for an additional one year term.

Mortgage fee income consists of origination fees, processing fees, and certain other income related to the origination and sale of mortgage loans. For mortgage loans sold to third party investors, mortgage fee income and related expenses are recognized pursuant to generally accepted accounting principles at the time the sales of mortgage loans comply with the sales criteria for the transfer of financial assets, which are: (i) the transferred assets have been isolated from the Company and its creditors, (ii) the transferee has the right to pledge or exchange the mortgage, and (iii) the Company does not maintain effective control over the transferred mortgage. The Company must determine that all three criteria are met at the time a loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans, prior to warehouse banks purchasing the loans under the purchase commitments. As of March 31, 2011, there were $47,566,000 in mortgage loans in which settlements with third party investors were still pending.

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

Determining lower of cost or fair value: Cost is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Market value is often difficult to determine, but is based on the following:

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

As of March 31, 2011, the Company’s long term mortgage loan portfolio consisted of $16,743,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $11,468,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $16,743,000 in mortgage loans with delinquencies more than 90 days. During the three month ended March 31, 2011 and 2010, the Company decreased and increased its allowance for mortgage losses by $12,084 and $166,862, respectively which was charged to loan loss expense and included in selling, general and administrative expenses for the period. The allowances for mortgage loan losses as of March 31, 2011 and December 31, 2010 were $7,058,000 and $7,070,000, respectively.

Also at March 31, 2011, the Company had foreclosed on a total of $52,317,000 in long term mortgage loans, of which $2,976,000 of the loans foreclosed were reclassified as other real estate held for investment or sale during 2011. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its respective life, cemeteries and mortuaries, and mortgage subsidiaries, and will rent the properties until it is deemed economically desirable to sell them.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended March 31, 2011 and for the year ended December 31, 2010 were $530,460 and $4,534,231, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of March 31, 2011 and as of December 31, 2010, the balances were $6,220,435 and $5,899,025, respectively.

Settlement with Wells Fargo

On April 7, 2011, SecurityNational Mortgage, a wholly owned subsidiary of the Company, entered into a settlement agreement with Wells Fargo Funding, Inc. (“Wells Fargo”).  The settlement agreement provides that it is intended to be a pragmatic commercial accommodation between SecurityNational Mortgage and Wells Fargo and is not to be construed as an admission of responsibility, liability or fault for either party’s claims. Under the terms of the settlement agreement, SecurityNational Mortgage is required to pay an initial settlement amount to Wells Fargo in the amount of $4,300,000, of which $1,000,000 had already been paid to Wells Fargo in January 2011, leaving a balance of $3,300,000.  The $3,300,000 balance was paid shortly after the parties executed the settlement agreement.

In addition, under the terms of the settlement agreement, Wells Fargo will deduct 10 basis points (.0010) from the purchase proceeds of each loan that SecurityNational Mortgage sells to Wells Fargo during the period from April 8, 2011 to March 31, 2017.  SecurityNational Mortgage is also required to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser other than Wells Fargo.  These funds are to be deposited into an account and then paid to Wells Fargo within ten calendar days of the end of each month.  Finally, SecurityNational Mortgage is required to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 26 real estate properties with a total book value of $5,086,400 as of March 31, 2011.

In consideration for SecurityNational Mortgage making the initial settlement payment to Wells Fargo, Wells Fargo and related parties, including Wells Fargo Bank, agree to release SecurityNational Mortgage and related parties, including the Company and Security National Life Insurance Company, from any claims, demands, damages, obligations, liabilities, or causes of action relating to residential mortgage loans that Wells Fargo purchased from SecurityNational Mortgage prior to December 31, 2009.  Similarly, SecurityNational Mortgage agrees to release Wells Fargo and its related parties from any claims, demands, damages, obligations, liabilities, or causes of actions relating to residential mortgage loans that Wells Fargo purchased from SecurityNational Mortgage prior to December 31, 2009.  SecurityNational Mortgage is not aware of any repurchase or indemnification demands by Wells Fargo for residential mortgage loans with a closing date after December 31, 2009.

As of  March 31, 2011, the Company reserved and accrued $6,220,435 to settle investor related claims against SecurityNational Mortgage for the allegedly defective mortgage loans that SecurityNational Mortgage sold to Wells Fargo and other mortgage loan purchasers.  Of the $6,220,435 reserved for mortgage loan losses, $4,300,000 was reserved for the $3,300,000 settlement payment that SecurityNational Mortgage made to Wells Fargo shortly after the settlement agreement was executed on April 7, 2011 and for the $1,000,000 in settlement payments that SecurityNational Mortgage made to Wells Fargo in January 2011.

Mortgage Loan Loss Settlement Discussions

There have been assertions in third party investor correspondence that SecurityNational Mortgage sold mortgage loans that allegedly contained misrepresentations or experienced early payment defaults, or that were otherwise allegedly  defective or not in compliance with agreements between SecurityNational Mortgage and the third party investors.  As a result of these claims, third party investors have made demands that SecurityNational Mortgage repurchase certain alleged defective mortgage loans that were sold to such investors or indemnify them against any losses related to such loans.

As of March 31, 2011, third party investors have asserted total estimated potential claims of $24,000,000 relating to loan repurchases, loan indemnifications and other loan issues.  The Company has estimated the potential losses for the asserted claims by these third party investors to be less. The Company has reserved and accrued $6,220,435 as of March 31, 2011 to settle all such investor related claims, including the Wells Fargo settlement described above.  The Company believes this amount is adequate to resolve these claims and the amount represents the Company’s estimate of possible losses relating to any outstanding claims by these investors.

These claims are greater than the net asset value of SecurityNational Mortgage, which was $15,992,000 on March 31, 2011, and its reserve for mortgage loan loss, which was $6,220,435 on March 31, 2011.  The Company disagrees with the claims asserted by third party investors against SecurityNational Mortgage and believes it has significant defenses to these claims. Any additional loss in excess of the current loan loss reserve cannot be estimated as negotiations are still in progress.  It is possible that future negotiations could result in a change in the estimate of the loan loss reserve.

If SecurityNational Mortgage is unable to negotiate acceptable terms with the third party investors, legal action may ensue in an effort to obtain amounts that the third party investors claim are allegedly due.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against claims asserted by these third party investors to the extent that a substantial judgment was entered against SecurityNational Mortgage that is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.

During settlement discussions with one of the third party investors during the second and third quarters of 2010, the investor made a settlement proposal to SecurityNational Mortgage.  When SecurityNational Mortgage declined to accept the settlement proposal, which it regarded as unreasonable and onerous, the investor notified SecurityNational Mortgage by letter dated October 20, 2010, of its decision to terminate its business relationship with SecurityNational Mortgage.  In particular, the letter provided notice of termination of a loan purchase agreement with the investor.  As a result, the investor is no longer accepting any new commitments for mortgage loans from SecurityNational Mortgage.  However, the investor completed the purchase of mortgage loans from SecurityNational Mortgage involving mortgage loan commitments that had been made before October 20, 2010.

The investor also stated in the October 20, 2010 letter that termination of its business relationship with SecurityNational Mortgage would not affect the obligations, representations, warranties or indemnifications by SecurityNational Mortgage under mortgage loans previously sold to the investor under a loan purchase agreement.  Accompanying the termination letter to SecurityNational Mortgage was a notice letter from the investor, also dated October 20, 2010.  In the notice letter the investor stated that it was withdrawing all prior and pending settlement proposals involving SecurityNational Mortgage and the Company.  The investor further stated that it intended to exercise certain rights under a loan purchase agreement by debiting $5,970,941 from amounts in an over/under account that it had been holding for the benefit of SecurityNational Mortgage. The investor also maintained it had the right to debit additional amounts credited to the over/under account for payment of additional obligations that SecurityNational Mortgage allegedly owed to the investor.

The Company believes the investor wrongfully applied the $5,970,941 from the over/under account toward payment of outstanding obligations that SecurityNational Mortgage allegedly owed to the investor.  In a letter dated October 22, 2010 to the investor, SecurityNational Mortgage stated, without waiving any of its rights against the investor, that it objected to the investor debiting $5,970,941 from the over/under account, as well as any amount attempted to be debited thereafter without specific written approval of SecurityNational Mortgage. SecurityNational Mortgage had sent letters to the investor requesting a withdrawal of funds from the over/under account before the investor had debited the $5,970,941 from the account.  SecurityNational Mortgage recognized this withdrawal of funds by the investor by reducing the balance of SecurityNational Mortgage’s accrued losses on loans sold (a liability account) and its restricted cash held by the investor.

SecurityNational Mortgage is currently determining what action to take against the investor for wrongfully debiting the funds from the over/under account.  As a result of the termination of the business relationship with the investor, SecurityNational Mortgage will have less flexibility on pricing when selling mortgage loans to third party investors.

Mortgage Loan Loss Litigation

Lehman Brothers Bank - Aurora Loan Services Litigation

On April 15, 2005, SecurityNational Mortgage entered into a loan purchase agreement with Lehman Brothers Bank (“Lehman Bank”). Under the terms of the loan purchase agreement, Lehman Bank agreed to purchase mortgage loans from time to time from SecurityNational Mortgage. During 2007, Lehman Bank and its wholly owned subsidiary, Aurora Loan Services LLC (“Aurora Loan Services”), purchased a total of 1,490 mortgage loans in the aggregate amount of $352,774,000 from SecurityNational Mortgage. Lehman Bank asserted that certain of the mortgage loans that it purchased from SecurityNational Mortgage during 2007 contained alleged misrepresentations and early payment defaults. As a result of these alleged breaches in the mortgage loans, it was contended that Lehman Bank had the right to require SecurityNational Mortgage to repurchase certain loans under the loan purchase agreement. SecurityNational Mortgage disagrees with these claims.

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification  Agreement with Lehman Bank and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agreed to indemnify Lehman Bank and Aurora Loan Services for 75% of all losses that Lehman Brothers and Aurora Loan Services may incur as a result of any defaults by mortgagors on 54 mortgage loans that were purchased from SecurityNational Mortgage. SecurityNational Mortgage is released from any obligation to pay the remaining 25% of such losses. The Indemnification Agreement also required SecurityNational Mortgage to indemnify Lehman Bank and Aurora Loan Services for 100% of any future losses incurred on mortgage loans with breaches that are not among the 54 mortgage loans.

Upon execution of the Indemnification Agreement, SecurityNational Mortgage paid $395,000 to Aurora Loan Services as a deposit into a reserve account to secure the obligations of SecurityNational Mortgage under the Indemnification Agreement. This deposit was in addition to a $250,000 deposit that SecurityNational Mortgage previously made into the reserve account for a total of $645,000. Losses from mortgage loans with alleged breaches were payable from the reserve account. However, Lehman Bank and Aurora Loan Services were not to apply any funds from the reserve account to a particular mortgage loan until an actual loss had occurred. Under the Indemnification Agreement SecurityNational Mortgage was to pay to Aurora Loan Services the difference between the reserve account balance and $645,000, but in no event would SecurityNational Mortgage be required to make payments into the reserve account in excess of $125,000 for any calendar month.

Since the reserve account was established in 2007, funds had been paid from the account to indemnify $4,269,000 in losses from 31 mortgage loans that were among the 54 mortgage loans with alleged breaches that were covered by the Indemnification Agreement and ten other mortgage loans with alleged breaches. The estimated potential losses from 17 of the remaining mortgage loans, which would allegedly have required indemnification by SecurityNational Mortgage for such losses, is $2,826,000. An additional six mortgage loans are not included among the 17 remaining loans because SecurityNational Mortgage had not received payment demands in regards to such loans. Payment demands of $724,000 have also been made for five other mortgage loans with alleged breaches.

During 2008, 2009 and 2010, the Company recognized alleged losses of $1,636,000, $1,032,000 and $1,289,000, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  The Company has not accrued for losses under the Indemnification Agreement as of March 31, 2011. SecurityNational Mortgage has been involved in discussions with Lehman Bank and Lehman Brothers Holdings, Inc. as to issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 have been abated or deferred.

On May 11, 2011, SecurityNational Mortgage filed a complaint against Lehman Bank and Aurora Loan Services in the United States District Court for the District of Utah because it had been unable to resolve certain issues under the Indemnification Agreement with Lehman Bank and Aurora Loan Services.  The complaint alleges material breach of the Indemnification Agreement, including a claim that neither Lehman Bank nor Aurora Loan Services owned mortgage loans when payments relating to such loans were demanded from and made by SecurityNational Mortgage. Thus, the complaint asserts there was no basis under the Indemnification Agreement for the amount of payments claimed by Lehman Bank and Aurora Loan Services to be made by SecurityNational Mortgage.  As a result, SecurityNational Mortgage alleges it is entitled to judgment in excess of $4,000,000 against Lehman Bank and Aurora Loan Services.

Cemetery and Mortuary Operations

The Company sells mortuary services and products through its seven mortuaries in Salt Lake City, Utah and one mortuary in Phoenix, Arizona. The Company also sells cemetery products and services through its six cemeteries in Salt Lake City, Utah and one cemetery in San Diego County, California. Cemetery land sales and at-need product sales and services are recognized as revenue at the time of sale or when the services are performed. Pre-need cemetery product sales are deferred until the merchandise is delivered and services performed.

As of May 10, 2011 the Company sold two of its  mortuaries in Phoenix, Arizona. See footnote 14 of the Notes to Condensed Consolidated Financial Statements.

The following table shows the condensed financial results for the three months ended March 31, 2011 and 2010.  See footnote 8 of the Notes to Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2011	2010	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,559	$1,554	0%
Cemetery revenues	1,503	1,436	5%
Other	(29)	(25)	(14%)
Total	$3,033	$2,965	2%
Earnings (Losses) before income taxes	$152	$(55)	276%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $251,000 and $201,000 for the three months ended March 31, 2011, and 2010, respectively. Due to the economy, commercial leasing activity was down in 2010 but commercial and residential leasing are up in 2011 and Memorial Estates has incurred an operating gain and loss before depreciation of $35,000 and $(18,000) for the three months ended March 31, 2011 and 2010, respectively.

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

The following table shows the condensed financial results for the three months ended March 31, 2011 and 2010.  See the footnote 8 of the Notes to Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2011	2010	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$12,692	$9,923	28%
Net investment income	3,742	3,771	(1%)
Other	714	601	19%
Total	$17,148	$14,295	20%
Intersegment revenue	$2,067	$1,770	17%
Earnings before income taxes	$1,079	$155	596%

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in 2011 has improved due to increases in insurance premiums due to the reinsurance transaction with North America Life. (see footnote 13)

Consolidation

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Total revenues decreased by $3,795,000, or 10%, to $34,172,000 for the three months ended March 31, 2011, from $37,967,000 for the three months ended March 31, 2010. Contributing to this decrease in total revenues was a decrease of $6,895,000 in mortgage fee income and a $54,000 decrease in realized gains on investments and other assets other than temporary impairments. This decrease in total revenues was offset by a $194,000 increase in net investment income, a $2,769,000 increase in insurance premiums and other considerations, a $40,000 increase in net cemetery and mortuary sales, and a $151,000 increase in other revenue.

Insurance premiums and other considerations increased by $2,769,000, or 27.9%, to $12,692,000 for the three months ended March 31, 2011, from $9,923,000 for the comparable period in 2010. This increase was primarily the result of a reinsurance transaction with North America Life Insurance Company, an increase in renewal premiums, and an increase in insurance sales causing an increase in first year premiums.

Net investment income increased by $193,000, or 4.8%, to $4,207,000 for the three months ended March 31, 2011, from $4,013,000 for the comparable period in 2010. This increase was primarily attributable to an increase in real estate investment income and a decrease in investment expenses.

Net cemetery and mortuary sales increased by $40,000, or 1.4%, to $2,942,000 for the three months ended March 31, 2011, from $2,902,000 for the comparable period in 2010. This increase was primarily due to an increase in pre-need land sales of burial spaces in the cemetery and mortuary operations and an increase in at-need sales of mortuary operations.

Realized gains on investments and other assets increased by $19,000, or 5.3%, to a $345,000 realized gain for the three months ended March 31, 2011, from a $364,000 realized gain for the comparable period in 2010. This increase in realized gains on investments was due to gains from the sale of fixed maturity securities and equity securities.

Other than temporary impairments on investments increased by $35,000, or 100.0%, to $35,000 for the three months ended March 31, 2011, from $0 for the comparable period in 2010. This increase was due to impairments on fixed maturity securities held-to-maturity.

Mortgage fee income decreased by $6,895,000, or 33.8%, to $13,516,000 for the three months ended March 31, 2011, from $20,411,000 for the comparable period in 2010. This decrease was primarily attributable to a decrease in secondary gains on mortgage loans sold to investors, a decrease in loan volume due to a reduced demand in the housing sector, and rising interest rates that adversely impacted the refinancing markets.

Other revenues increased by $151,000, or 42.7%, to $505,000 for the three months ended March 31, 2011, from $354,000 for the comparable period in 2010. This increase was due to additional miscellaneous revenues throughout the Company's operations.

Total benefits and expenses were $35,495,000, or 103.9% of total revenues, for the three months ended March 31, 2011, as compared to $39,640,000, or 104.4% of total revenues, for the comparable period in 2010.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $1,658,000 or 17.8%, to $10,988,000 for the three months ended March 31, 2011, from $9,329,000 for the comparable period in 2010. This increase was primarily the result of increased future policy benefits, increased death benefits, and increased surrender and other policy benefits primarily due to the reinsurance transaction with North America Life.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $567,000, or 39.6%, to $2,000,000 for the three months ended March 31, 2011, from $1,433,000 for the comparable period in 2010. This increase was primarily due to the reinsurance transaction with North America Life and an increase in business in force.

Selling, general and administrative expenses decreased by $6,074,000, or 21.9%, to $21,660,000 for the three months ended March 31, 2011, from $27,734,000 for the comparable period in 2010. This decrease was the result of a reduction in commission expenses of $4,378,000, from $12,239,000 in 2010 to $7,861,000 in 2011, due to reduced mortgage loan origination costs made by SecurityNational Mortgage, offset by an increase in sales at the cemetery operations, and a increase in life insurance first year and renewal commissions during 2011. Salaries decreased by $776,000 from $6,961,000 in 2010 to $6,185,000 in 2011, primarily due to a reduction in the number of employees. Provision for loan losses decreased by $329,000 from $1,020,000 in 2010 to $692,000 in 2011 due primarily to a decreased loan loss reserve and loan allowance balances at SecurityNational Mortgage. Costs related to funding mortgage loans decreased by $596,000 from $1,441,000 in 2010 to $845,000 in 2011 due primarily to a decrease in loans funded. Other expenses increased by $5,000 from $6,073,000 in 2010 to $6,078,000 in 2011.

Interest expense decreased by $286,000, or 47.5%, to $316,000 for the three months ended March 31, 2011,from $601,000 for the comparable period in 2010. This reduction was primarily due to decreased borrowing rates on warehouse lines.

Cost of goods and services sold of the cemeteries and mortuaries decreased by $11,000, or 2.0%, to $532,000 for the three months ended March 31, 2011, from $542,000 for the comparable period in 2010.

Comprehensive income for the three months ended March 31, 2011 and 2010 amounted to a loss of $485,000 and a loss of $833,000, respectively. This increase of $347,000 in 2011 was primarily the result of a $433,000 increase in net income, a $121,000 decrease in unrealized gains in securities available for sale, and an increase of $36,000 in derivatives related to mortgage loans.

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

During the three months ended March 31, 2011, the Company's operations provided cash of $42,216,000. This was due primarily to a $41,453,000 decrease in the first three months of 2011 in the balance of mortgage loans sold to investors. During the three months ended March 31, 2010, the Company’s operations used cash of $11,435,000. This was due primarily to a $12,999,000 increase for the first three months of 2010 in the balance of mortgage loans sold to investors.

The Company’s liability for future life, annuity and other benefits is expected to be paid out over the long-term due to the Company’s market niche of selling funeral plans. Funeral plans are small face value life insurance that will pay the costs and expenses incurred at the time of a person’s death. A person generally will keep these policies in force and will not surrender them prior to a person’s death. Because of the long-term nature of these liabilities the Company is able to hold to maturity its bonds, real estate and mortgage loans thus reducing the risk of liquidating these long-term investments as a result of any sudden changes in fair values.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $122,715,000 as of March 31, 2011 compared to $96,453,000 as of December 31, 2010. This represents 39.4% and 35.0% of the total investments as of March 31, 2011, and December 31, 2010, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At March 31, 2011, 4.36% (or $5,353,000) and at December 31, 2010, 6.2% (or $6,019,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

The Company has classified its fixed income securities as held to maturity. Business conditions, however, may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher-yielding longer-term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2011, and December 31, 2010, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank debt and notes payable were $69,796,000 as of March 31, 2011, as compared to $66,994,000 as of December 31, 2010. Stockholders’ equity as a percent of total capitalization was 85.4% and 89.5% as of March 31, 2011 and December 31, 2010, respectively. Bank debt and notes payable increased $3,134,000 for the three months ended March 31, 2011 when compared to December 31, 2010, thus decreasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2010 was 8.0% as compared to a rate of 9.0% for 2009. The 2011 lapse rate to date has been approximately the same as 2010.

At March 31, 2011, $24,619,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent Company without the approval of insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the annual report on Form 10-K filed for the year ended December 31, 2010.

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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2011 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of March 31, 2011. Based on that assessment the Company believes that, at March 31, 2011, its internal control over financial reporting was effective.

This quarterly report on internal control over financial reporting does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b)  Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings.

On May 11, 2011, SecurityNational Mortgage filed a complaint against Lehman Brothers Bank (“Lehman Bank”) and Aurora Loan Services, LLC (“Aurora Loan Services”) in the United States District Court for the District of Utah.  The complaint alleges material breach of a certain Indemnification Agreement dated December 17, 2007, among Lehman Bank, Aurora Loan Services, and SecurityNational Mortgage, including a claim that neither Lehman Bank nor Aurora Loan Services owned the mortgage loans that they had purchased from SecurityNational Mortgage when payments relating to such loans were demanded from and made by SecurityNational Mortgage under the Indemnification Agreement.

Under the terms of the Indemnification Agreement, SecurityNational Mortgage agreed to indemnify Lehman Bank and Aurora Loan Services for 75% of all losses that Lehman Brothers and Aurora Loan Services incurred as a result of any defaults by mortgagors on 54 mortgage loans that were purchased from SecurityNational Mortgage.  The Indemnification Agreement also required SecurityNational Mortgage to indemnify Lehman Bank and Aurora Loan Services for 100% of any future losses incurred on mortgage loans with breaches that are not among the 54 mortgage loans.

Under the Indemnification Agreement SecurityNational Mortgage paid $4,269,000 to Lehman Bank and Aurora Loan Services to indemnify losses from 31 mortgage loans that were among the 54 mortgage loans with alleged breaches that were covered by the Indemnification Agreement.  Prior to filing the complaint, SecurityNational Mortgage had been involved in discussions with Lehman Bank and Lehman Brothers Holdings, Inc. in regards to issues under the Indemnification Agreement.  The complaint asserts there was no basis under the Indemnification Agreement for the amount of payments claimed by Lehman Bank and Aurora Loan Services to be made by SecurityNational Mortgage.  As a result, SecurityNational Mortgage alleges in the complaint that it is entitled to a judgment in excess of $4,000,000 against Lehman Bank and Aurora Loan Services.  Lehman Bank and Aurora Loan Services have not yet filed a responsive pleading to the complaint.

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

Reinsurance with North American Life Insurance Company

On March 30, 2011, the Company, through its wholly owned subsidiary, Security National Life, completed a Coinsurance Agreement with North America Life Insurance Company (“North America Life”), a Texas domiciled insurance company. Under the terms of the Coinsurance Agreement, Security National Life agreed to reinsure certain insurance policies of North America Life in exchange for the settlement amount of $15,703,641. Effective as of December 1, 2010, North America Life ceded or transferred to Security National Life, and Security National Life accepted and coinsured all of North America Life’s contractual liabilities under the coinsured policies by means of indemnity reinsurance. The Coinsurance Agreement was approved by the Texas Department of Insurance.

The Coinsurance Agreement also provides that on and after the effective date of December 1, 2010, Security National Life is entitled to exercise all contractual rights of North America Life under the coinsured policies in accordance with the terms and provisions of such policies. Moreover, after the closing date of March 30, 2011, Security National Life agreed to be responsible for all of the contractual liabilities under the coinsured policies, including to administer the coinsured policies at its sole expense in accordance with the terms and conditions of a services agreement.

Pursuant to the terms of the Coinsurance Agreement, Security National Life paid a ceding commission to North America Life in the amount of $3,525,875. In addition, North America Life transferred $15,703,641 in assets and $19,229,516 in statutory reserves, or liabilities net of due and deferred premiums, to Security National Life. The $15,703,641 in assets included $12,990,444 in cash, $8,997 in policy loans, and $2,704,200 in promissory notes secured by real estate properties located in Bexar, Liberty, Travis and Wilson Counties in the State of Texas. The promissory notes are also guaranteed by business entities and an individual.

Settlement with Wells Fargo

On April 7, 2011, SecurityNational Mortgage, a wholly owned subsidiary of the Company, entered into a settlement agreement with Wells Fargo Funding, Inc. (“Wells Fargo”).  The settlement agreement provides that it is intended to be a pragmatic commercial accommodation between SecurityNational Mortgage and Wells Fargo and is not to be construed as an admission of responsibility, liability or fault for either party’s claims. Under the terms of the settlement agreement, SecurityNational Mortgage is required to pay an initial settlement amount to Wells Fargo in the amount of $4,300,000, of which $1,000,000 had already been paid to Wells Fargo in January 2011, leaving a balance of $3,300,000.  The $3,300,000 balance was paid shortly after the parties executed the settlement agreement.

In addition, under the terms of the settlement agreement, Wells Fargo will deduct 10 basis points (.0010) from the purchase proceeds of each loan that SecurityNational Mortgage sells to Wells Fargo during the period from April 8, 2011 to March 31, 2017.  SecurityNational Mortgage is also required to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser other than Wells Fargo.  These funds are to be deposited into an account and then paid to Wells Fargo within ten calendar days of the end of each month.  Finally, SecurityNational Mortgage is required to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 26 real estate properties with a total book value of $5,086,400 as of March 31, 2011.

In consideration for SecurityNational Mortgage making the initial settlement payment to Wells Fargo, Wells Fargo and related parties, including Wells Fargo Bank, agree to release SecurityNational Mortgage and related parties, including the Company and Security National Life Insurance Company, from any claims, demands, damages, obligations, liabilities, or causes of action relating to residential mortgage loans that Wells Fargo purchased from SecurityNational Mortgage prior to December 31, 2009.  Similarly, SecurityNational Mortgage agrees to release Wells Fargo and its related parties from any claims, demands, damages, obligations, liabilities, or causes of actions relating to residential mortgage loans that Wells Fargo purchased from SecurityNational Mortgage prior to December 31, 2009.  SecurityNational Mortgage is not aware of any repurchase or indemnification demands by Wells Fargo for residential mortgage loans with a closing date after December 31, 2009.

As of March 31, 2011, the Company reserved and accrued $6,220,435 to settle investor related claims against SecurityNational Mortgage for the allegedly defective mortgage loans that SecurityNational Mortgage sold to Wells Fargo and other mortgage loan purchasers.  Of the $6,220,435 reserved for mortgage loan losses, $4,300,000 was reserved for the $3,300,000 settlement payment that SecurityNational Mortgage made to Wells Fargo shortly after the settlement agreement was executed on April 7, 2011 and for the $1,000,000 in settlement payments that SecurityNational Mortgage made to Wells Fargo in January 2011.

Sale of Assets of Greer-Wilson and Crystal Rose Funeral Home

On May 10, 2011, the Company and its subsidiary, Greer-Wilson Funeral Home, Inc. (“Greer-Wilson”), completed an asset sales transaction with SCI Arizona Funeral Services, Inc. (“SCI”) an Arizona corporation, to sell substantially all of the operating assets of Greer-Wilson and Crystal Rose Funeral Home, Inc. to SCI.  Under the terms of the asset purchase agreement among the Company, Greer-Wilson, Paradise Chapel Funeral Home, Inc. (“Paradise”) and SCI, SCI paid $2,225,000 at closing to the Company and Greer-Wilson.  The agreement also granted a right of first refusal to SCI to purchase Paradise, for a period of three years.  If the Company elects to sell Paradise within the three year period, the Company must provide a bona fide third party offer to SCI after which SCI has ten business days to exercise its right to purchase Paradise for the offer amount.

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

(a)(3)       Exhibits
The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (4)
3.2	Amended Bylaws (6)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
10.2	2003 Stock Option Plan (5)
10.3	2006 Director Stock Option Plan (12)
10.4	Deferred Compensation Agreement with George R. Quist (2)
10.5	Deferred Compensation Plan (3)
10.6	Employment agreement with J. Lynn Beckstead, Jr. (7)
10.7	Employment agreement with Scott M. Quist (8)
10.8	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (9)
10.9	Agreement and Plan of Complete Liquidation of Security National Life Insurance Company of Louisiana into Security National Life Insurance Company (10)
10.10	Assumption Reinsurance Agreement between Security National Life Insurance Company of Louisiana and Security National Life Insurance Company (10)
10.11	Assignment between Security National Life Insurance Company of Louisiana and Security National Life Insurance Company (10)
10.12	Agreement and Plan of Complete Liquidation of Capital Reserve Life Insurance Company into Security National Life Insurance Company (10)
10.13	Assignment between Capital Reserve Life Insurance Company and Security National Life Insurance Company (10)
10.14	Settlement Agreement and Release with Wells Fargo Funding (11)
10.15	Coinsurance Agreement between Security National Life Insurance Company and North American Life Insurance Company (12)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________
(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on September 29, 1987
(2)	Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
(3)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
(4)	Incorporated by reference from Report on Form 8-K/A, as filed on January 8, 2003
(5)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on September 5, 2003, relating to the Company’s Annual Meeting of Shareholders
(6)	Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
(7)	Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
(8)	Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
(9)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2009
(10)	Incorporated by reference from Report on Form 8-K, as filed on January 12, 2010
(11)	Incorporated by reference from Report on Form 8-K, as filed on April 12, 2011
(12)	Incorporated by reference from Report on Form 8-K/A, as filed on May 6, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: May 13, 2011	/s/ George R. Quist
George R. Quist
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2011	/s/ Stephen M. Sill
Stephen M. Sill
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)