Form 10-Q
period 2011-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2011-08-15
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2011, or

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
 Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	9,179,533
Title of Class	Number of Shares Outstanding as of
August 12, 2011

Class C Common Stock, $.20 par value	9,655,370
Title of Class	Number of Shares Outstanding as of
August 12, 2011

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
FORM 10-Q

QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page No.

	Condensed Consolidated Balance Sheets as of June 30, 2011
	and December 31, 2010 (unaudited)	3-4

	Condensed Consolidated Statements of Earnings for the
	Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the
	Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	47

	PART II - OTHER INFORMATION

	Other Information	47

	Signature Page	51

	Certifications	52

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	June 30, 2011	December 31, 2010
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$136,086,312	$98,048,016
Equity securities, available for sale, at estimated fair value	6,746,198	6,784,643
Mortgage loans on real estate and construction loans, held for investment net of allowances for losses of $6,648,592 and $7,070,442 for 2011 and 2010	106,157,025	96,154,107
Real estate held for investment, net of accumulated depreciation of $4,019,902 and $3,849,695 for 2011 and 2010	3,883,328	3,996,777
Other real estate owned held for investment, net of accumulated depreciation of $1,410,972 and $1,090,532 for 2011 and 2010	45,953,977	44,422,829
Other real estate owned held for sale	5,597,900	5,086,400
Policy and other loans, net of allowances for doubtful accounts of $379,631 and $380,506 for 2011 and 2010	16,989,415	17,044,897
Short-term investments	4,268,597	2,618,349
Accrued investment income	2,377,548	1,726,854
Total investments	328,060,300	275,882,872
Cash and cash equivalents	37,779,838	39,556,503
Mortgage loans sold to investors	36,884,825	63,226,686
Receivables, net	7,949,931	7,827,114
Restricted assets of cemeteries and mortuaries	3,224,461	3,066,379
Cemetery perpetual care trust investments	1,647,787	1,454,694
Receivable from reinsurers	6,173,646	4,476,237
Cemetery land and improvements	11,057,287	11,096,129
Deferred policy and pre-need contract acquisition costs	35,839,159	35,767,101
Property and equipment, net	9,664,304	11,111,059
Value of business acquired	10,228,677	9,017,696
Goodwill	677,039	1,075,039
Other	2,583,955	2,077,396

Total Assets	$491,771,209	$465,634,905

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	June 30, 2011	December 31, 2010
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$371,428,340	$344,972,099
Unearned premium reserve	5,128,861	5,213,948
Bank loans payable	9,313,094	6,866,438
Notes and contracts payable	91,636	199,537
Deferred pre-need cemetery and mortuary contract revenues	12,940,327	13,192,499
Cemetery perpetual care obligation	2,909,317	2,853,727
Accounts payable	2,338,020	2,472,996
Other liabilities and accrued expenses	13,145,702	14,579,008
Income taxes	14,499,692	15,356,185
Total liabilities	431,794,989	405,706,437

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 9,179,533 shares in 2011 and 9,178,945 shares in 2010	18,359,066	18,357,890
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 9,655,370 shares in 2011 and 9,660,152 in 2010	1,931,074	1,932,031
Additional paid-in capital	19,811,545	19,689,993
Accumulated other comprehensive income, net of taxes	1,280,681	1,188,246
Retained earnings	21,593,782	21,907,579
Treasury stock at cost - 1,241,158 Class A shares in 2011 and 1,322,074 Class A shares in 2010	(2,999,928)	(3,147,271)

Total stockholders' equity	59,976,220	59,928,468

Total Liabilities and Stockholders' Equity	$491,771,209	$465,634,905

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Insurance premiums and other considerations	$11,893,298	$9,730,491	$24,585,601	$19,653,384
Net investment income	4,655,298	4,811,815	8,862,340	8,825,231
Net mortuary and cemetery sales	2,762,610	3,121,440	5,704,603	6,023,161
Realized gains on investments and other assets	1,257,566	319,471	1,602,656	683,917
Other than temporary impairments on investments	(30,000)	(30,000)	(65,129)	(30,000)
Mortgage fee income	15,707,350	24,335,286	29,223,347	44,746,120
Other	220,296	760,485	725,180	1,114,302
Total revenues	36,466,418	43,048,988	70,638,598	81,016,115

Benefits and expenses:
Death benefits	5,135,908	5,029,515	11,284,571	9,864,337
Surrenders and other policy benefits	292,027	55,960	1,026,619	642,631
Increase in future policy benefits	5,422,655	4,181,521	9,527,194	8,089,349
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,955,321	1,282,570	3,955,538	2,715,625
Selling, general and administrative expenses:
Commissions	9,288,848	15,772,780	17,149,481	28,011,742
Salaries	5,717,905	6,486,214	11,902,692	13,447,131
Provision for loan losses and loss reserve	415,541	1,080,029	1,107,335	2,100,514
Costs related to funding mortgage loans	1,001,329	1,606,556	1,845,834	3,047,263
Other	6,222,289	6,200,858	12,300,160	12,273,803
Interest expense	378,100	708,839	693,642	1,310,206
Cost of goods and services sold-mortuaries and cemeteries	495,317	559,365	1,026,936	1,101,647
Total benefits and expenses	36,325,240	42,964,207	71,820,002	82,604,248

Earnings (loss) before income taxes	141,178	84,781	(1,181,404)	(1,588,133)
Income tax benefit	63,689	334,638	867,798	1,056,319

Net earnings (loss)	$204,867	$419,419	$(313,606)	$(531,814)

Net earnings (loss) per Class A Equivalent common share (1)	$0.02	$0.05	$(0.04)	$(0.06)

Net earnings (loss) per Class A Equivalent common share-assuming dilution (1)	$0.02	$0.05	$(0.04)	$(0.06)

Weighted-average Class A equivalent common share outstanding (1)	8,897,813	8,683,770	8,858,902	8,664,291

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	8,940,507	8,840,649	8,858,902	8,664,291
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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$31,022,546	$(31,583,120)

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(46,298,806)	(6,794,598)
Calls and maturities - fixed maturity securities	8,366,456	6,824,714
Securities available for sale:
Purchase - equity securities	(3,477,093)	(4,037,803)
Sales - equity securities	3,457,030	3,072,203
Purchase of short-term investments	(32,008,356)	(4,887,121)
Sales of short-term investments	30,358,108	10,650,801
Sales (Purchase) of restricted assets	(150,163)	(300,431)
Changes in assets for perpetual care trusts	(138,661)	(156,540)
Amount received for perpetual care trusts	55,590	72,170
Mortgage, policy, and other loans made	(64,347,843)	(53,333,813)
Payments received for mortgage, policy and other loans	52,272,804	42,657,772
Purchase of property and equipment	(298,209)	(414,902)
Disposal of property and equipment	2,250,000	-
Purchase of real estate	(218,836)	(1,701,585)
Sale of real estate	2,032,992	2,206,112
Reinsurance with North America Life	12,990,444	-
Net cash used in investing activities	(35,154,543)	(6,143,021)

Cash flows from financing activities:
Annuity contract receipts	2,930,871	4,287,856
Annuity contract withdrawals	(2,947,744)	(7,128,354)
Repayment of bank loans on notes and contracts	(1,186,821)	(1,066,071)
Proceeds from borrowing on bank loans	3,559,026	-
Change in line of credit borrowings	-	16,750,000
Net cash provided by financing activities	2,355,332	12,843,431

Net change in cash and cash equivalents	(1,776,665)	(24,882,710)

Cash and cash equivalents at beginning of period	39,556,503	39,463,803

Cash and cash equivalents at end of period	$37,779,838	$14,581,093

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$4,916,403	$7,410,770

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

2)         Recent Accounting Pronouncements

Comprehensive Income – In June 2011, the Financial Accounting Standards Board (FASB) issued guidance regarding the presentation of comprehensive income.  This guidance provides companies with the option to present the total of comprehensive income, components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The objective of the standard is to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards (IFRS). The standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied retrospectively.  Early adoption is permitted.  The Company has not yet determined the effect, if any, the adoption this guidance will have on its consolidated financial statements.

Fair Value Measurements – In May 2011, the FASB issued new guidance regarding fair value measurements.  This guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  It also clarifies the FASB’s intent on the application of existing fair value measurement requirements. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied prospectively.  The Company has not yet determined the effect, if any, the adoption this guidance will have on its consolidated financial statements.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

2)         Recent Accounting Pronouncements (Continued)

Reconsideration of Effective Control for Repurchase Agreements – In April 2011, the FASB issued guidance which amends the Transfers and Servicing topic of the FASB Codification to  remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this update. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met: (1) the financial assets to be repurchased or redeemed are the same or substantially the same as those transferred; (2) the agreement is to repurchase or redeem them before maturity, at a fixed or determinable price; and (3) the agreement is entered into contemporaneously with, or in contemplation of, the transfer.  This guidance is effective for the first interim or annual period beginning on or after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts -  In October 2010, the FASB issued guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts.  This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company has not yet determined the effect, if any; the adoption of this guidance will have on its consolidated financial statements.

3)         Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of June 30, 2011 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2011:
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$2,828,778	$343,597	$-	$3,172,375

Obligations of states and political subdivisions	3,169,096	210,986	(22,530)	3,357,552

Corporate securities including public utilities	121,856,291	7,340,184	(720,485)	128,475,990

Mortgage-backed securities	6,737,429	282,477	(268,581)	6,751,325

Redeemable preferred stock	1,494,718	41,934	(12,147)	1,524,505
Total fixed maturity securities held to maturity	$136,086,312	$8,219,178	$(1,023,743)	$143,281,747

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

3)         Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2011:

Equity securities available for sale at estimated fair value:

Non-redeemable preferred stock	$20,282	$-	$(3,751)	$16,531

Common stock:

Industrial, miscellaneous and all other	6,858,533	433,127	(561,993)	6,729,667

Total equity securities available for sale at estimated fair value	$6,878,815	$433,127	$(565,744)	$6,746,198

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$59,023,442
Residential construction	19,072,454
Commercial	34,709,721
Less: Allowance for loan losses	(6,648,592)
Total mortgage loans on real estate and construction loans held for investment	$106,157,025

Real estate held for investment - net of depreciation	$3,883,328
Other real estate owned held for investment - net of depreciation	45,953,977
Other real estate owned held for sale	5,597,900
Total real estate	$55,435,205

Policy and other loans at amortized cost - net of allowance for doubtful accounts	$16,989,415

Short-term investments at amortized cost	$4,268,597

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

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
June 30, 2011 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

3)         Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed-maturities securities, which are carried at amortized cost, at June 30, 2011 and December 31, 2010. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed-maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At June 30, 2011
Redeemable preferred stock	$72	1	$12,075	1	$12,147
Obligations of States and Political Subdivisions	-	0	22,530	3	22,530
Corporate securities	349,144	34	371,341	14	720,485
Mortgage and other
asset-backed securities	132,680	5	135,901	1	268,581
Total unrealized losses	$481,896	40	$541,847	19	$1,023,743
Fair Value	$20,797,934		$4,651,095		$25,449,029

At December 31, 2010
Redeemable preferred stock	$4,022	4	$28,149	1	$32,171
Obligations of States and Political Subdivisions	-	0	18,574	3	18,574
Corporate securities	70,934	10	645,073	25	716,007
Mortgage and other
asset-backed securities	8,971	2	645,988	3	654,959
Total unrealized losses	$83,927	16	$1,337,784	32	$1,421,711
Fair Value	$4,527,041		$10,037,150		$14,564,191

As of June 30, 2011, the average fair value of the related fixed maturities was 96.1% of amortized cost and the average fair value was 91.1% of amortized cost as of December 31, 2010. During the first six months ended June 30, 2011 and for the year ended December 31, 2010, an other-than-temporary decline in fair value resulted in the recognition of an impairment loss on fixed maturity securities of $65,129 and $150,059, respectively. On a quarterly basis, the Company reviews its available-for-sale fixed investment securities related to corporate securities and other public utilities, consisting of bonds and preferred stocks that are in a loss position. The review involves an analysis of the securities in relation to historical values, and projected earnings and revenue growth rates. Based on the analysis, a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other-than-temporary, the security is written down to the impaired value and an impairment loss is recognized. No other-than-temporary impairment loss was considered to exist for these fixed maturity securities as of June 30, 2011 and December 31, 2010.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

3)         Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at June 30, 2011 and December 31, 2010. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At June 30, 2011
Non-redeemable preferred stock	$-	0	$3,751	2	$3,751
Industrial, miscellaneous and all other	314,295	51	247,698	14	561,993
Total unrealized losses	$314,295	51	$251,449	16	$565,744
Fair Value	$2,243,223		$668,905		$2,912,128

At December 31, 2010
Non-redeemable preferred stock	$-	-	$4,224	2	$4,224
Industrial, miscellaneous and all other	192,742	42	164,622	13	357,364
Total unrealized losses	$192,742	42	$168,846	15	$361,588
Fair Value	$1,895,632		$530,253		$2,425,885

As of June 30, 2011, the average fair value of the equity securities available for sale was 83.7% of the original investment and the average fair value was 87.0% of the original investment as of December 31, 2010. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During the first six months ended June 30, 2011 and for the year ended December 31, 2010, an other-than-temporary decline in fair value resulted in the recognition of an impairment loss on equity securities of $0 and $23,922, respectively.

On a quarterly basis, the Company reviews its investment in industrial, miscellaneous and all other equity securities that are in a loss position. The review involves an analysis of the securities in relation to historical values, price earnings ratios, projected earnings and revenue growth rates. Based on the analysis, a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other-than-temporary, the security is written down to the impaired value and an impairment loss is recognized. No other-than-temporary impairment loss was considered to exist for these equity securities as of June 30, 2011 and December 31, 2010.

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

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

3)         Investments (Continued)

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2011	$1,050,337	$1,072,406
Due in 2012 through 2015	16,806,086	18,438,710
Due in 2016 through 2020	49,250,800	52,823,836
Due after 2020	60,746,942	62,670,965
Mortgage-backed securities	6,737,429	6,751,325
Redeemable preferred stock	1,494,718	1,524,505
Total held to maturity	$136,086,312	$143,281,747

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in 2011	$-	$-
Due in 2012 through 2015	-	-
Due in 2016 through 2020	-	-
Due after 2020	-	-
Non-redeemable preferred stock	20,282	16,531
Common stock	6,858,533	6,729,667
Total available for sale	$6,878,815	$6,746,198

The Company’s realized gains and losses, other than temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fixed maturity securities held to maturity:

Gross realized gains	$166,465	$23,315	$319,957	$296,012
Gross realized losses	(93,736)	(27,682)	(131,821)	(222,924)
Other than temporary impairments	(30,000)	(30,000)	(65,129)	(30,000)

Securities available for sale:
Gross realized gains	166,872	151,488	455,123	447,992
Gross realized losses	(27,950)	(12,144)	(34,804)	(43,073)
Other than temporary impairments	-	-	-	-

Other assets:
Gross realized gains	1,045,915	218,689	1,055,071	271,743
Gross realized losses	-	(34,195)	(60,870)	(65,833)
Other than temporary impairments	-	-	-	-
Total	$1,227,566	$289,471	$1,537,527	$653,917

Generally gains and losses from held to maturity securities are a result of early calls and related amortization of premiums or discounts. However, credit losses of $30,000 and $30,000 were recognized during the three months ended June 30, 2011 and 2010, respectively from other-than-temporary declines in fair value of held to maturity securities. The company currently holds a collateralized mortgage obligation for which the value carries a signigicant degree of uncertainty. In order to exercise conservatism related to the carrying value of this collateralized mortgage obligation, the company is currently accruing $10,000 per month.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

3)         Investments (Continued)

The net carrying amount of held to maturity securities sold was $4,449,081 and $16,220,943 for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.  The net realized gain related to these sales was $79,456 and $346,225 for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively. Certain circumstances lead to these decisions to sell. Bonds categorized as held to maturity and sold in 2010 were liquidated in order to meet an unexpected increase in mortgage funding demand and the non-renewal of an expired loan purchase agreement with a warehouse bank by SecurityNational Mortgage during the latter part of 2010.  The expired loan purchase agreement was renewed in December 2010 for a one year term. This was a rare and unusual event in the history of the Company. In 2011, the company sold certain held to maturity bonds in gain positions to offset the loss incurred by selling some high risk residential mortgage backed securities.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available for sale securities) at June 30, 2011, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fixed maturity securities	$1,986,480	$1,770,572	$3,739,257	$3,540,003
Equity securities	59,000	61,080	126,986	112,743
Mortgage loans on real estate	1,699,220	1,580,504	2,986,433	2,998,598
Real estate	504,717	369,273	1,012,623	767,900
Policy and other loans	210,914	217,378	424,032	445,420
Short-term investments, principally gains on sale of mortgage loans and other	1,346,332	1,803,132	2,720,664	3,177,863
Gross investment income	5,806,663	5,801,939	11,009,995	11,042,527
Investment expenses	(1,151,365)	(990,124)	(2,147,655)	(2,217,296)
Net investment income	$4,655,298	$4,811,815	$8,862,340	$8,825,231

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $170,649 and $160,284 for six months ended June 30, 2011 and 2010, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,349,452 at June 30, 2011 and $9,302,578 at December 31, 2010. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 10.5% per annum, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At June 30, 2011, the Company has 36%, 11% and 15% of its mortgage loans from borrowers located in the states of Utah, Florida and California, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $6,648,592 and $7,070,442 at June 30, 2011 and December 31, 2010, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

3)         Investments (Continued)

The Company establishes a valuation allowance for credit losses in its portfolio.

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented.

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
June 30, 2011
Allowance for credit losses:
Beginning balance - January 1, 2011	$-	$6,212,072	$858,370	$7,070,442
Charge-offs	-	(280,004)	(321,879)	(601,883)
Provision	-	180,033	-	180,033
Ending balance - June 30, 2011	$-	$6,112,101	$536,491	$6,648,592

Ending balance: individually evaluated for impairment	$-	$5,137,797	$418,121	$5,555,918

Ending balance: collectively evaluated for impairment	$-	$974,305	$118,370	$1,092,675

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$34,709,721	$59,023,443	$19,072,454	$112,805,618

Ending balance: individually evaluated for impairment	$-	$8,800,474	$1,990,689	$10,791,163

Ending balance: collectively evaluated for impairment	$34,709,721	$50,222,969	$17,081,765	$102,014,455

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

December 31, 2010
Allowance for credit losses:
Beginning balance - January 1, 2010	$-	$5,917,792	$891,011	$6,808,803
Charge-offs	-	(335,853)	(32,641)	(368,494)
Provision	-	630,133	-	630,133
Ending balance - December 31, 2010	$-	$6,212,072	$858,370	$7,070,442

Ending balance: individually evaluated for impairment	$-	$5,131,779	$740,000	$5,871,779

Ending balance: collectively evaluated for impairment	$-	$1,080,293	$118,370	$1,198,663

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$24,502,781	$60,285,273	$18,436,495	$103,224,549

Ending balance: individually evaluated for impairment	$-	$7,236,095	$2,085,467	$9,321,562

Ending balance: collectively evaluated for impairment	$24,502,781	$53,049,178	$16,351,028	$93,902,987

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

The following is a summary of the aging of mortgage loans for the periods presented.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

3)         Investments (Continued)

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days 1)	In Foreclosure 1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
June 30, 2011
Commercial	$-	$1,053,500	$-	$649,964	$1,703,464	$33,006,257	$34,709,721	$-	$34,709,721
Residential	2,432,958	2,011,707	3,934,019	8,800,474	17,179,158	41,844,284	59,023,442	(6,112,101)	52,911,341
Residential Construction	-	1,482,861	3,185,718	1,990,689	6,659,268	12,413,186	19,072,454	(536,491)	18,535,963

Total	$2,432,958	$4,548,068	$7,119,737	$11,441,127	$25,541,890	$87,263,727	$112,805,617	$(6,648,592)	$106,157,025

December 31, 2010
Commercial	$-	$734,756	$-	$439,794	$1,174,550	$23,328,231	$24,502,781	$-	$24,502,781
Residential	767,970	782,174	3,537,616	7,236,095	12,323,855	47,961,418	60,285,273	(6,212,072)	54,073,201
Residential Construction	849,375	1,543,593	994,046	2,085,467	5,472,481	12,964,014	18,436,495	(858,370)	17,578,125

Total	$1,617,345	$3,060,523	$4,531,662	$9,761,356	$18,970,886	$84,253,663	$103,224,549	$(7,070,442)	$96,154,107

1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

3)         Investments (Continued)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2011
With no related allowance recorded:
Commercial	$649,964	$649,964	$-	$649,964	$-
Residential	3,934,019	3,934,019	-	3,934,019	-
Residential construction	3,185,718	3,185,718	-	3,185,718	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	8,800,474	8,800,474	5,137,797	8,800,474	-
Residential construction	1,990,689	1,990,689	418,121	1,990,689	-

Total:
Commercial	$649,964	$649,964	$-	$649,964	$-
Residential	12,734,493	12,734,493	5,137,797	12,734,493	-
Residential construction	5,176,407	5,176,407	418,121	5,176,407	-

December 31, 2010
With no related allowance recorded:
Commercial	$439,794	$439,794	$-	$439,794	$-
Residential	3,537,616	3,537,616	-	3,537,616	-
Residential construction	994,046	994,046	-	994,046	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	7,236,095	7,236,095	5,131,779	7,236,095	-
Residential construction	2,085,467	2,085,467	740,000	2,085,467	-

Total:
Commercial	$439,794	$439,794	$-	$439,794	$-
Residential	10,773,711	10,773,711	5,131,779	10,773,711	-
Residential construction	3,079,513	3,079,513	740,000	3,079,513	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

3)         Investments (Continued)

Credit Risk Profile Based on Performance Status

The Company’s mortgage loan portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days past due or on non-accrual status.

The Company’s performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Peforming	$34,059,757	$24,062,987	$46,288,950	$49,511,562	$13,896,047	$15,356,982	$94,244,754	$88,931,531
Nonperforming	649,964	439,794	12,734,493	10,773,711	5,176,407	3,079,513	18,560,864	14,293,018

Total	$34,709,721	$24,502,781	$59,023,443	$60,285,273	$19,072,454	$18,436,495	$112,805,618	$103,224,549

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the Company’s policy to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $2,113,000 and $1,852,000 as of June 30, 2011 and December 31, 2010, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status

	As of June 30,	As of December 31,
	2011	2010
Commercial	$649,964	$439,794
Residential	12,734,493	10,773,711
Residential construction	5,176,407	3,079,513
Total	$18,560,864	$14,293,018

Loan Loss Reserve

When a repurchase demand is received, the relevant data is reviewed and captured so that an estimated future loss can be calculated. The key factors that are used in the estimated loss calculation are as follows: (i) lien position, (ii) payment status, (iii) claim type, (iv) unpaid principal balance, (v) interest rate, and (vi) validity of the demand. Other data is captured and is useful for management purposes; the actual estimated loss is generally based on these key factors. The Company conducts its own review upon the receipt of a repurchase demand. In many instances, the Company is able to resolve the issues relating to the repurchase demand by the third party investor without having to make any payments to the investor.

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of June 30,	As of December 31,
	2011	2010
Balance, beginning of period	$5,899,025	$11,662,897
Provisions for losses	1,850,091	4,534,231
Charge-offs	(4,932,110)	(10,298,103)
Balance	$2,817,006	$5,899,025

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

4)         Comprehensive Income

For the three months ended June 30, 2011 and 2010, total comprehensive income (loss) amounted to $264,087 and $(333,255), respectively.

For the six months Ended June 30, 2011 and 2010, total comprehensive losses amounted to $(221,171) and $(1,165,769), respectively.

5)         Stock-Based Compensation

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation expense for options issued of $64,344 and $135,569 has been recognized for these plans for the quarters ended June 30, 2011 and 2010, respectively, and $128,688 and $269,689 for the six months ended June 30, 2011 and 200, respectively. Deferred tax credit has been recognized related to the compensation expense of $21,877 and $46,093 for the quarters ended June 30, 2011 and 2010, respectively, and $43,754 and $94,391 for the six months ended June 30, 2011 and 2010, respectively.

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

6)         Capital Stock

The Company has two classes of common stock with shares outstanding: Class A and Class C. Class C shares are convertible into Class A shares at any time on a ten to one ratio. The year to date decrease in outstanding Class C shares and the corresponding increase in Class A shares was due to conversion of Class C to Class A common stock. The decrease in treasury stock was the result of treasury stock being used to fund the Company’s 401-K and Deferred Compensation Plans.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

7)         Earnings (Loss) Per Share

The basic and diluted earnings (loss) per share amounts were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net earnings (loss)	$204,867	$419,419	$(313,606)	$(531,814)
Denominator:
Basic weighted-average shares outstanding	8,897,813	8,683,770	8,858,902	8,664,291
Effect of dilutive securities:
Employee stock options	42,694	156,879	-	-
Dilutive potential common shares	42,694	156,879	-	-
Diluted weighted-average shares outstanding	8,940,507	8,840,649	8,858,902	8,664,291

Basic earnings loss per share	$0.02	$0.05	$(0.04)	$(0.06)

Diluted earnings loss per share	$0.02	$0.05	$(0.04)	$(0.06)

Earnings (loss) per share amounts have been adjusted for the effect of annual stock dividends. For the three months ended June 30, 2011 and 2010, there were 1,551,552 and 1,814,558 of anti-dilutive employee stock option shares, respectively and for the six months ended June 30, 2011 and 2010, the anti-dilutive employee stock options were 1,939,930 and 1,754,567, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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
June 30, 2011 (Unaudited)

8)         Business Segments (Continued)

Factors Management Used to Identify the Enterprise’s Reportable Segments

The Company’s reportable segments are business units that offer different products and are managed separately due to the different products and the need to report to the various regulatory jurisdictions.

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated
For the Three Months Ended
June 30, 2011
Revenues from external customers	$16,598,670	$3,723,533	$16,144,215	$-	$36,466,418
Intersegment revenues	1,632,386	480,581	60,749	(2,173,716)	-
Segment profit (loss) before income taxes	338,044	662,744	(859,610)	-	141,178

For the Three Months Ended
June 30, 2010
Revenues from external customers	$14,509,843	$3,295,811	$25,243,334	$-	$43,048,988
Intersegment revenues	2,195,217	444,513	61,358	(2,701,088)	-
Segment profit (loss) before income taxes	1,311,384	91,603	(1,318,206)	-	84,781

For the Six Months Ended
June 30, 2011
Revenues from
external customers	$33,746,991	$6,756,619	$30,134,988	$-	$70,638,598

Intersegment revenues	3,699,098	948,606	121,086	(4,768,790)	-

Segment profit (loss)
before income taxes	1,417,523	814,368	(3,413,295)	-	(1,181,404)

Identifiable Assets	474,375,686	111,945,435	24,999,574	(119,549,486)	491,771,209
Goodwill	391,848	285,191	-	-	677,039

For the Six Months Ended
June 30, 2010
Revenues from
external customers	$28,804,040	$6,260,461	$45,951,614	$-	$81,016,115

Intersegment revenues	3,965,402	825,789	118,043	(4,909,234)	-

Segment profit
before income taxes	1,466,794	36,559	(3,091,486)	-	(1,588,133)

Identifiable Assets	450,409,315	104,708,836	34,429,574	(106,640,705)	482,907,020
Goodwill	391,848	683,191	-	-	1,075,039

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

9)         Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Company in estimating the fair value disclosures related to other significant financial instruments:

The items shown under Level 1 and Level 2 are valued as follows:

Securities Available for Sale and Held-to-Maturity: The fair values of investments in fixed maturity and equity securities along with methods used to estimate such values are disclosed in Note 3.

Restricted Assets of the Cemeteries and Mortuaries: A portion of these assets include mutual funds and equity securities that have quoted market prices. Also included are cash and cash equivalents and participations in mortgage loans. The carrying amounts reported in the accompanying consolidated balance sheet for these financial instruments approximate their fair values.

Cemetery Perpetual Care Trust Investments:  A portion of these assets include equity securities that have quoted market prices. Also included are cash and cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for these financial instruments approximate their fair values.

Call Options: The fair values along with methods used to estimate such values are disclosed in Note 3.

The items shown under Level 3 are valued as follows:

Investment-Type Insurance Contracts:  Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for interest-sensitive insurance products ranged from 4% to 6.5%. The fair values for the Company’s liabilities under investment-type insurance contracts (disclosed as policyholder account balances and future policy benefits – annuities) are estimated based on the contracts’ cash surrender values.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

9)         Fair Value of Financial Instruments (Continued)

Interest Rate Lock Commitments: The Company’s mortgage banking activities enters into interest rate lock commitments with potential borrowers and forward commitments to sell loans to third-party investors. The Company also implements a hedging strategy for these transactions. A mortgage loan commitment binds the Company to lend funds to a qualified borrower at a specified interest rate and within a specified period of time, generally up to 30 days after inception of the mortgage loan commitment. Mortgage loan commitments are defined to be derivatives under generally accepted accounting principles and are recognized at fair value on the consolidated balance sheet with changes in their fair values recorded as part of other comprehensive income from mortgage banking operations.

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

Mortgage Loans on Real Estate: The fair values are estimated using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. The carrying amounts reported in the accompanying consolidated balance sheet for these financial instruments approximate their fair values.

Other Real Estate Owned Held for Investment and Held for Sale: On a quarterly and annual basis the Company does an analysis on property classified as Other Real Estate Owned. This analysis compares national home selling indexes at the time of original appraisal to the comparable index at time of foreclosure.  The percentage change in the index is applied to the original appraised value and compared to the current book value of the property. For any significant decrease in property values, the Company normally obtains a new appraisal. Any impairment identified by the comparison analysis is recorded during the quarter of identification.

In addition to the index comparison analysis performed by the Company, the Company depreciates Other Real Estate Owned Held for Investment.  This depreciation reduces the book value of these properties and lessens the exposure to the Company from further deterioration in real estate values.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

9)         Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at June 30, 2011.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Non-redeemable preferred stock	$16,531	$16,531	$-	$-
Common stock	6,729,667	6,729,667	-	-
Total securities available for sale	6,746,198	6,746,198	-	-
Restricted assets of cemeteries and mortuaries	562,006	562,006	-	-
Cemetery perpetual care trust investments	582,104	582,104	-	-
Derivatives - interest rate lock commitments	1,588,261	-	-	1,588,261
Total assets accounted for at fair value on a recurring basis	$9,478,569	$7,890,308	$-	$1,588,261

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(51,529,981)	$-	$-	$(51,529,981)
Future policy benefits - annuities	(65,386,383)	-	-	(65,386,383)
Derivatives - bank loan interest rate swaps	(110,229)	-	-	(110,229)
- call options	(82,585)	(82,585)	-	-
- interest rate lock commitments	(38,038)	-	-	(38,038)
Total liabilities accounted for at fair value on a recurring basis	$(117,147,216)	$(82,585)	$-	$(117,064,631)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

9)       Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2010	$(52,340,807)	$(65,936,445)	$873,059	$(116,533)

Total gains (losses):

Included in earnings	810,826	550,062	-	-

Included in other
comprehensive income (loss)	-	-	677,164	6,304

Balance - June 30, 2011	$(51,529,981)	$(65,386,383)	$1,550,223	$(110,229)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at June 30, 2011.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Other real estate owned held for investment	$1,855,612	$-	$-	$1,855,612
Other real estate owned held for sale	318,000	-	-	318,000
Total assets accounted for at fair value on a nonrecurring basis	$2,173,612	$-	$-	$2,173,612

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

9)       Fair Value of Financial Instruments (Continued)

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
June 30, 2011 (Unaudited)

9)       Fair Value of Financial Instruments (Continued)

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

10)Other Business Activity

Mortgage Operations

Over 40% of the Company’s revenues and expenses are through its wholly owned subsidiary, SecurityNational Mortgage. SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows, including loan purchase agreements from Security National Life, and with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through or originated by SecurityNational Mortgage. For the six months ended June 30, 2011 and 2010, SecurityNational Mortgage originated and sold 3,452 loans ($570,664,000 total volume) and 5,459 loans ($967,241,000 total volume), respectively.

SecurityNational Mortgage has entered into a loan purchase agreement to originate and sell mortgage loans to an unaffiliated warehouse bank. The amount available to originate loans under this agreement at June 30, 2011 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to the warehouse bank. Generally, when mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day LIBOR rate. SecurityNational Mortgage is in the process of renewing its loan purchase agreement with Wells Fargo Securities for an additional one year term. The loan purchase agreement expires on November 18, 2011.

Key accounting policies related to mortgage operations are as follows:

Mortgage loans on real estate and construction loans are carried at their principal balances adjusted for chargeoffs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The Company defers related material loan origination fees, net of related direct loan origination costs, and amortizes the net fees over the term of the loans.

Mortgage loans are collateral dependent and require an appraisal at the time of underwriting and funding. Generally, the Company will fund a loan not to exceed 80% of the loan’s collateral fair market value.  Amounts over 80% will require mortgage insurance by an approved third party insurer.  Once a loan is deemed to be impaired, the Company will review the market value of the collateral and provide an allowance for any impairment.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

10)         Other Business Activity (Continued)

Mortgage loans sold to investors are carried at the amount due from third party investors, which is the estimated fair value at the balance sheet date, since these amounts are generally collected within a short period of time.

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

Policy and other loans are carried at the aggregate unpaid balances, less allowances for possible losses.

Mortgage fee income consists of origination fees, processing fees and certain other income related to the origination and sale of mortgage loans. For mortgage loans sold to third party investors, mortgage fee income and related expenses are recognized pursuant to generally accepted accounting principles at the time the sales of mortgage loans comply with the sales criteria for the transfer of financial assets, which are: (i) the transferred assets have been isolated from the Company and its creditors, (ii) the transferee has the right to pledge or exchange the mortgage, and (iii) the Company does not maintain effective control over the transferred mortgage. The Company must determine that all three criteria are met at the time a loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans, prior to warehouse banks purchasing the loans under the purchase commitments. As of June 30, 2011, there were $67,467,000 in mortgage loans in which settlements with third party investors were still pending.

The Company, through SecurityNational Mortgage, sells all mortgage loans to third party investors without recourse. However, it may be required to repurchase a loan or pay a fee instead of repurchase under certain events, which include the following:

•	Failure to deliver original documents specified by the investor,
•	The existence of misrepresentation or fraud in the origination of the loan,
•	The loan becomes delinquent due to nonpayment during the first several months after it is sold,
•	Early pay-off of a loan, as defined by the agreements,
•	Excessive time to settle a loan,
•	Investor declines purchase, and
•	Discontinued product and expired commitment.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

10)         Other Business Activity (Continued)

•	Research reasons for rejection,
•	Provide additional documents,
•	Request investor exceptions,
•	Appeal rejection decision to purchase committee, and
•	Commit to secondary investors.

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

Determining lower of cost or fair value: Cost is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Fair value is often difficult to determine, but is based on the following:

•	For loans that have an active market, the Company uses the market price on the repurchased date,
•	For loans where there is no market but there is a similar product, the Company uses the market value for the similar product on the repurchased date, and
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

The Company provides allowances for losses on its mortgage loans held for investment through an allowance for loan losses. The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company’s historical experience in collecting similar receivables. The second component is based upon individual evaluation of loans that are determined to be impaired. Upon determining impairment the Company establishes an individual impairment allowance based upon an assessment of the fair value of the underlying collateral. See the schedules in Note 3 for additional information. In addition, when a mortgage loan is past due more than 90 days, the Company, does not accrue any interest income and proceeds to foreclose on the real estate. All expenses for foreclosure are expensed as incurred. Once foreclosed, the carrying value will approximate its fair value and the amount is classified as other real estate owned held for investment or sale. The Company will rent the properties until it is deemed desirable to sell them.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

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

Additional information related to the Loan Loss Reserve is included in Note 3.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

12)         Derivative Investments (Continued)

The Company has adopted a strategy of selling “out of the money” call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option.  The liability for call options is adjusted to fair value at each reporting date. The fair value of outstanding call options as of June 30, 2011 and December 31, 2010 was $82,585 and $157,319, respectively.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option.  If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security.

The following table shows the fair value of derivatives as of June 30, 2011 and December 31, 2010.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$1,588,261	other assets	$1,024,587	Other liabilities	$38,038	Other liabilities	$151,528
Call Options	--	--	--	--	Other liabilities	82,585	Other liabilities	157,319
Interest rate swaps	--	--	--	--	Bank loans payable	110,229	Bank loans payable	116,532
Total		$1,588,261		$1,024,587		$230,852		$425,379

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Gross Amount Gain (Loss) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
Derivative - Cash Flow Hedging Relationships:	2011	2010	2011	2010
Interest Rate Lock Commitments	$619,313	$314,221	$677,164	$327,376
Interest Rate Swaps	(7,336)	(23,718)	6,303	(31,179)
Total	$611,977	$290,503	$683,467	$296,197

13)           Reinsurance, Commitments and Contingencies

Reinsurance with North America Life Insurance Company

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
June 30, 2011 (Unaudited)

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

Reinsurance with American Life and Security Corporation

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

On June 4, 2010, the Company entered into an Indemnity Coinsurance Reinsurance Agreement with American Life effective January 1, 2010.  Under the terms of the agreement, the Company ceded to American Life a block of deferred annuities in the amount of $2,678,931 and a block of whole life policies in the amount of $1,048,134, together with net due and deferred premiums in the amount of $12,305, advance premiums in the amount of $353, claims liability in the amount of $14,486, and net policy loans in the amount of $128,487. The total initial consideration of $3,601,112 in cash was transferred to Wells Fargo as custodian of the assets. American Life has control of the assets subject to the terms of a custodial agreement. American Life agreed to pay the Company an initial ceding commission of $375,000 and a management fee of $3,500 per quarter to administer the policies.  American Life agreed to indemnify the Company for these contracts and risks. The initial term on this agreement will be for a period of one year. After the initial one year term, this agreement will be automatically renewed unless American Life notifies the Company in writing of its intention not to renew, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period of this agreement will be for a term of one year. The accounting and settlement of this agreement will be on a quarterly basis and calculated pursuant to the terms thereof.

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

In addition, under the terms of the settlement agreement, Wells Fargo will deduct 10 basis points (.0010) from the purchase proceeds of each loan that SecurityNational Mortgage sells to Wells Fargo during the period from April 8, 2011 to March 31, 2017.  SecurityNational Mortgage is also required to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser other than Wells Fargo.  These funds are to be deposited into an account and then paid to Wells Fargo within ten calendar days of the end of each month.  Finally, SecurityNational Mortgage is required to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These funds are also to be deposited into an account and then paid to Wells Fargo within ten calendar days of the end of each month.  These real estate properties consist of 28 real estate properties with a total book value of $5,597,900 as of June 30, 2011.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

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

As of June 30, 2011, the Company reserved and accrued $2,817,000 to settle investor related claims against SecurityNational Mortgage for the allegedly defective mortgage loans that SecurityNational Mortgage sold to Wells Fargo and other mortgage loan purchasers.  Of the $6,220,435 reserved for mortgage loan losses as of December 31, 2010, $4,300,000 was reserved for the $3,300,000 settlement payment that SecurityNational Mortgage made to Wells Fargo shortly after the settlement agreement was executed on April 7, 2011 and for the $1,000,000 in settlement payments that SecurityNational Mortgage made to Wells Fargo in January 2011.

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

As of June 30, 2011, third party investors have asserted total estimated potential claims of $24,000,000 relating to loan repurchases, loan indemnifications and other loan issues.  The Company has estimated the probable potential losses for the asserted claims by these third party investors to be less. The Company has reserved and accrued $2,817,000 as of June 30, 2011 to settle all such investor related claims. The Company believes this amount is adequate to resolve these claims and the amount represents the Company’s estimate of possible losses relating to any outstanding claims by these investors.

These claims are greater than the net asset value of SecurityNational Mortgage, which was $15,876,000 on June 30, 2011, and its reserve for mortgage loan loss, which was $2,817,000 on June 30, 2011.  The Company disagrees with the claims asserted by third party investors against SecurityNational Mortgage and believes it has significant defenses to these claims. Any additional loss in excess of the current loan loss reserve cannot be estimated as negotiations are still in progress.  It is possible that future negotiations could result in a change in the estimate of the loan loss reserve.

If SecurityNational Mortgage is unable to negotiate acceptable terms with the third party investors, legal action may ensue in an effort to obtain amounts that the third party investors claim are allegedly due.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against claims asserted by these third party investors to the extent that a substantial judgment was entered against SecurityNational Mortgage that which is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.

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
June 30, 2011 (Unaudited)

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

Lehman Brothers Bank - Aurora Loan Services Litigation

On April 15, 2005, SecurityNational Mortgage entered into a loan purchase agreement with Lehman Brothers Bank, FSB (“Lehman Bank”). Under the terms of the loan purchase agreement, Lehman Bank agreed to purchase mortgage loans from time to time from SecurityNational Mortgage. During 2007, Lehman Bank and its wholly owned subsidiary, Aurora Loan Services LLC (“Aurora Loan Services”), purchased a total of 1,490 mortgage loans in the aggregate amount of $352,774,000 from SecurityNational Mortgage. Lehman Bank asserted that certain of the mortgage loans that it purchased from SecurityNational Mortgage during 2007 contained alleged misrepresentations and early payment defaults. As a result of these alleged breaches in the mortgage loans, Lehman Bank contended it had the right to require SecurityNational Mortgage to repurchase certain loans under the loan purchase agreement. SecurityNational Mortgage disagrees with these claims.

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Bank and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agreed to indemnify Lehman Bank and Aurora Loan Services for 75% of all losses that Lehman Bank and Aurora Loan Services may incur as a result of any defaults by mortgagors on 54 mortgage loans that were purchased from SecurityNational Mortgage. SecurityNational Mortgage was released from any obligation to pay the remaining 25% of such losses. The Indemnification Agreement also required SecurityNational Mortgage to indemnify Lehman Bank and Aurora Loan Services for 100% of any future losses incurred on mortgage loans with breaches that were not among the 54 mortgage loans.

Upon execution of the Indemnification Agreement, SecurityNational Mortgage paid $395,000 to Aurora Loan Services as a deposit into a reserve account, to secure any obligations of SecurityNational Mortgage under the Indemnification Agreement. This deposit was in addition to a $250,000 deposit that SecurityNational Mortgage previously made into the reserve account for a total of $645,000. Losses from mortgage loans with alleged breaches were payable from the reserve account. However, Lehman Bank and Aurora Loan Services were not to apply any funds from the reserve account to a particular mortgage loan until an actual loss had occurred. Under the Indemnification Agreement SecurityNational Mortgage was to pay to Aurora Loan Services the difference between the reserve account balance and $645,000, but in no event would SecurityNational Mortgage be required to make payments into the reserve account in excess of $125,000 for any calendar month.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011 (Unaudited)

13)         Reinsurance, Commitments and Contingencies (Continued)

Since the reserve account was established in 2007, funds had been paid from the account to indemnify $4,269,000 in losses from 31 mortgage loans that were among the 54 mortgage loans with alleged breaches that were covered by the Indemnification Agreement and ten other mortgage loans with alleged breaches. In Lehman Holding’s last monthly billing statement dated April 24, 2011, to SecurityNational Mortgage, Lehman Holdings claimed that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the indemnification agreement.

During 2008, 2009 and 2010, the Company recognized alleged losses of $1,636,000, $1,032,000 and $1,289,000, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  As of June 30, 2011, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Brothers Holdings, Inc. (“Lehman Holdings”) concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

On May 11, 2011, SecurityNational Mortgage filed a complaint against Lehman Bank, now known as Aurora Bank FSB (hereinafter “Lehman Bank”), and Aurora Loan Services in the United States District Court for the District of Utah because it had been unable to resolve certain issues under the Indemnification Agreement. The complaint alleges, among other things, material breach of the Indemnification Agreement, including a claim that neither Lehman Bank nor Aurora Loan Services owned mortgage loans sold by SecurityNational  to justify the amount of payments demanded from, and made by SecurityNational Mortgage. As a result, SecurityNational Mortgage alleges it is entitled to judgment in excess of $4,000,000 against Lehman Bank, as well as Aurora Loan Services to the extent of its involvement and complicity with Lehman Bank.  The complaint also alleges a second claim for material breach of a section of the Indemnification Agreement that contains an alleged “sunset” provision and that the amount of the requested payments made was not justified under the “sunset” provision.

On June 8, 2011, Lehman Holdings, which had filed for bankruptcy, filed a complaint against SecurityNational Mortgage in the United States District Court for the District of Utah.  A Lehman Holdings’ subsidiary owns Lehman Bank.  The complaint alleges that loans were sold by SecurityNational Mortgage to Lehman Bank which were then sold to Lehman Holdings.  The complaint additionally alleges that Lehman Bank and Aurora Loan Services assigned their rights and remedies under the Indemnification Agreement to Lehman Holdings, which assignment purportedly took place on March 28, 2011.  Lehman Holdings declared in a letter dated June 2, 2011 that the Indemnification Agreement was null and void, which is disputed by SecurityNational Mortgage.  Lehman Holdings’ alleged claims are for damages for breach of contract and breach of warranty pursuant to a loan purchase agreement and Seller’s Guide. Prior to declaring the Indemnification Agreement null and void, Lehman Holdings claimed in a then recent billing statement that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement. SecurityNational Mortgage strongly disagrees with the position of Lehman Holdings and, as set forth in its May 11, 2011 complaint, seeks affirmative relief in excess of $4,000,000 from Lehman Bank and Aurora Loan Services, which are related to Lehman Holdings.

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of June 30, 2011, the Company’s commitments were $24,578,702 for these loans of which $19,072,454 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% to 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of June 30, 2011). Maturities range between six and twelve months.

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

Results of Operations

Mortgage Operations

Overview

SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows, including through loan purchase agreements with Security National Life, and from unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through SecurityNational Mortgage. For the six months ended June 30, 2011 and 2010, SecurityNational Mortgage originated and sold 3,452 loans ($570,664,000 total volume) and 5,459 loans ($967,241,000 total volume), respectively.

The loan volume in 2011 was lower than 2010 primarily due to reduced refinancing activity in 2011.  SecurityNational Mortgage anticipates the loan volume for 2011 to be approximately $80,000,000 to $150,000,000 per month range compared to $125,000,000 to $200,000,000 per month range in 2010. As a result, SecurityNational Mortgage has taken steps to reduce staff and funding costs to adjust to these reduced levels of loan production. The reason for the anticipated reduction in loan volume in 2011 is due to the low demand in the housing sector and fluctuating interest rates that adversely impacts the refinancing markets.

The following table shows the condensed financial results of the mortgage operations for the three and six months ended June 30, 2011 and 2010.  See Note 8 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2011	2010	% Increase (Decrease)	2011	2010	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$13,592	$22,138	(39%)	$24,677	$38,496	(36%)
Secondary gains from investors	2,552	3,105	(18%)	5,458	7,456	(27%)
Total	$16,144	$25,243	(36%)	$30,135	$45,952	(34%)
Earnings (Losses) before income taxes	$(860)	$(1,318)	(35%)	$(3,413)	$(3,091)	10%

Overall, this decrease in profitability for the six months ended June 30, 2011 is due to the lower loan volume and lower secondary gains from third party investors.

Significant Accounting Policies

SecurityNational Mortgage has entered into a loan purchase agreement to originate and sell mortgage loans to an unaffiliated warehouse bank. The amount available to originate loans under this agreement at June 30, 2011 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to the warehouse bank. Generally, when mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day LIBOR rate. SecurityNational Mortgage is in the process of renewing its loan purchase agreement with Wells Fargo Securities for an additional one year term. The loan purchase agreement expires on November 18, 2011.

Mortgage fee income consists of origination fees, processing fees and certain other income related to the origination and sale of mortgage loans. For mortgage loans sold to third party investors, mortgage fee income and related expenses are recognized pursuant to generally accepted accounting principles (GAAP) at the time the sales of the mortgage loans comply with the sales criteria for the transfer of financial assets, which are: (i) the transferred assets have been isolated from the Company and its creditors, (ii) the transferee has the right to pledge or exchange the mortgage, and (iii) the Company does not maintain effective control over the transferred mortgage. The Company must determine that all three criteria are met at the time a loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans, prior to warehouse banks purchasing the loans under the purchase commitments. As of June 30, 2011, there were $67,467,000 in mortgage loans in which settlements with third party investors were still pending.

The Company, through SecurityNational Mortgage, sells all mortgage loans to third party investors without recourse. However, it may be required to repurchase a loan or pay a fee instead of repurchase under certain events, which include the following:

•	Failure to deliver original documents specified by the investor,
•	The existence of misrepresentation or fraud in the origination of the loan,
•	The loan becomes delinquent due to nonpayment during the first several months after it is sold,
•	Early pay-off of a loan, as defined by the agreements,
•	Excessive time to settle a loan,
•	Investor declines purchase, and
•	Discontinued product and expired commitment.

Loan purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled. Depending on market conditions, these commitment settlement dates can be extended at a cost to the Company. Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount. The Company’s historical data shows that 99% of all loans originated by SecurityNational Mortgage are generally settled by the investors as agreed within 16 days after delivery. There are situations, however, when the Company determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in its best interest to repurchase those loans from the warehouse banks. It is the Company's policy to cure any documentation problems regarding such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce loan purchase commitments from third-party investors concerning the loans. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedial methods include the following:

•	Research reasons for rejection,
•	Provide additional documents,
•	Request investor exceptions,
•	Appeal rejection decision to purchase committee, and
•	Commit to secondary investors.

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

Determining lower of cost or fair value: Cost is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Market value is often difficult to determine, but is based on the following:

•	For loans that have an active market, the Company uses the market price on the repurchased date,
•	For loans where there is no market but there is a similar product, the Company uses the market value for the similar product on the repurchased date, and
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

As of June 30, 2011, the Company’s long term mortgage loan portfolio consisted of $18,561,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $11,441,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $18,561,000 in mortgage loans with delinquencies more than 90 days. During the six months ended June 30, 2011, the Company decreased its allowance for mortgage losses by $409,776, as compared to the six months ended June 30, 2010, when the Company increased its allowance for mortgage loan losses by $10,613. This increase in allowance for mortgage losses was charged to loan loss expense and included in selling, general and administrative expenses for the period. The allowances for mortgage loan losses as of June 30, 2011 and December 31, 2010 were $6,649,000 and $7,070,000, respectively.

Also at June 30, 2011, the Company had foreclosed on a total of $51,552,000 in long term mortgage loans, of which $4,916,000 of the loans foreclosed were reclassified as other real estate held for investment or sale during 2011. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its respective life, cemeteries and mortuaries, and mortgage subsidiaries, and will lease or rent the properties until it is deemed economically desirable to sell them.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended June 30, 2011 and 2010, were $305,434 and $1,080,030, respectively, and for the six months ended June 30, 2011 and 2010, were $835,894 and $1,933,652, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of June 30, 2011 and December 31, 2010, the balances were $2,817,006 and $5,899,025, respectively.

Settlement with Wells Fargo

On April 7, 2011, SecurityNational Mortgage, a wholly owned subsidiary of the Company, entered into a settlement agreement with Wells Fargo Funding, Inc. (“Wells Fargo”).  The settlement agreement provides that it is intended to be a pragmatic commercial accommodation between SecurityNational Mortgage and Wells Fargo and is not to be construed as an admission of responsibility, liability or fault in regards to either party’s claims. Under the terms of the settlement agreement, SecurityNational Mortgage is required to pay an initial settlement amount to Wells Fargo in the amount of $4,300,000, of which $1,000,000 had already been paid to Wells Fargo in January 2011, leaving a balance of $3,300,000.  The $3,300,000 balance was paid shortly after the parties executed the settlement agreement.

In addition, under the terms of the settlement agreement, Wells Fargo will deduct 10 basis points (.0010) from the purchase proceeds of each loan that SecurityNational Mortgage sells to Wells Fargo during the period from April 8, 2011 to March 31, 2017.  SecurityNational Mortgage is also required to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser other than Wells Fargo.  These funds are to be deposited into an account and then paid to Wells Fargo within ten calendar days of the end of each month.  Finally, SecurityNational Mortgage is required to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These funds are also to be deposited into an account and then paid to Wells Fargo within ten calendar days of the end of each month.  These real estate properties consist of 28 real estate properties with a total book value of $5,597,900 as of June 30, 2011.

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

As of June 30, 2011, the Company reserved and accrued $2,817,000 to settle investor related claims against SecurityNational Mortgage for the allegedly defective mortgage loans that SecurityNational Mortgage sold to Wells Fargo and other mortgage loan purchasers

Mortgage Loan Loss Settlement Discussions

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

As of June 30, 2011, third party investors have asserted total estimated potential claims of $24,000,000 relating to loan repurchases, loan indemnifications and other loan issues.  The Company has estimated the potential losses for the asserted claims by these third party investors to be less. The Company has reserved and accrued $2,817,000 as of June 30, 2011 to settle all such investor related claims, including the Wells Fargo settlement described above.  The Company believes this amount is adequate to resolve these claims and the amount represents the Company’s estimate of possible losses relating to any outstanding claims by these investors.

These claims are greater than the net asset value of SecurityNational Mortgage, which was $15,876,000 on June 30, 2011, and its reserve for mortgage loan loss, which was $2,817,000 on June 30, 2011.  The Company disagrees with the claims asserted by third party investors against SecurityNational Mortgage and believes it has significant defenses to these claims. Any additional loss in excess of the current loan loss reserve cannot be estimated as negotiations are still in progress.  It is possible that future negotiations could result in a change in the estimate of the loan loss reserve.

If SecurityNational Mortgage is unable to negotiate acceptable terms with the third party investors, legal action may ensue in an effort to obtain amounts that the third party investors claim are allegedly due.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against claims asserted by these third party investors to the extent that a substantial judgment was entered against SecurityNational Mortgage which is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.

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

Mortgage Loan Loss Litigation

Lehman Brothers Bank - Aurora Loan Services Litigation

On April 15, 2005, SecurityNational Mortgage entered into a loan purchase agreement with Lehman Brothers Bank, FSB (“Lehman Bank”). Under the terms of the loan purchase agreement, Lehman Bank agreed to purchase mortgage loans from time to time from SecurityNational Mortgage. During 2007, Lehman Bank and its wholly owned subsidiary, Aurora Loan Services LLC (“Aurora Loan Services”), purchased a total of 1,490 mortgage loans in the aggregate amount of $352,774,000 from SecurityNational Mortgage. Lehman Bank asserted that certain of the mortgage loans that it purchased from SecurityNational Mortgage during 2007 contained alleged misrepresentations and early payment defaults. As a result of these alleged breaches in the mortgage loans, Lehman Bank contended it had the right to require SecurityNational Mortgage to repurchase certain loans under the loan purchase agreement. SecurityNational Mortgage disagrees with these claims.

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Bank and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agreed to indemnify Lehman Bank and Aurora Loan Services for 75% of all losses that Lehman Bank and Aurora Loan Services may incur as a result of any defaults by mortgagors on 54 mortgage loans that were purchased from SecurityNational Mortgage. SecurityNational Mortgage was released from any obligation to pay the remaining 25% of such losses. The Indemnification Agreement also required SecurityNational Mortgage to indemnify Lehman Bank and Aurora Loan Services for 100% of any future losses incurred on mortgage loans with breaches that were not among the 54 mortgage loans.

Upon execution of the Indemnification Agreement, SecurityNational Mortgage paid $395,000 to Aurora Loan Services as a deposit into a reserve account, to secure any obligations of SecurityNational Mortgage under the Indemnification Agreement. This deposit was in addition to a $250,000 deposit that SecurityNational Mortgage previously made into the reserve account for a total of $645,000. Losses from mortgage loans with alleged breaches were payable from the reserve account. However, Lehman Bank and Aurora Loan Services were not to apply any funds from the reserve account to a particular mortgage loan until an actual loss had occurred. Under the Indemnification Agreement SecurityNational Mortgage was to pay to Aurora Loan Services the difference between the reserve account balance and $645,000, but in no event would SecurityNational Mortgage be required to make payments into the reserve account in excess of $125,000 for any calendar month.

Since the reserve account was established in 2007, funds had been paid from the account to indemnify $4,269,000 in alleged losses from 31 mortgage loans that were among the 54 mortgage loans with alleged breaches that were covered by the Indemnification Agreement and ten other mortgage loans with alleged breaches. In the last  monthly billing statement dated April 24, 2011, to SecurityNational Mortgage, Lehman Brothers Holdings Inc. (“Lehman Holdings”) claimed that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement.

During 2008, 2009 and 2010, the Company recognized alleged losses of $1,636,000, $1,032,000 and $1,289,000, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  As of June 30, 2011, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

On May 11, 2011, SecurityNational Mortgage filed a complaint against Lehman Bank, now known as Aurora Bank FSB (hereinafter “Lehman Bank”), and Aurora Loan Services in the United States District Court for the District of Utah because it had been unable to resolve certain issues under the Indemnification Agreement. The complaint alleges, among other things, material breach of the Indemnification Agreement, including a claim that neither Lehman Bank nor Aurora Loan Services owned mortgage loans sold by SecurityNational  to justify the amount of payments demanded from, and made by SecurityNational Mortgage. As a result, SecurityNational Mortgage alleges it is entitled to judgment in excess of $4,000,000 against Lehman Bank, as well as Aurora Loan Services to the extent of its involvement and complicity with Lehman Bank.  The complaint also alleges a second claim for material breach of a section of the Indemnification Agreement that contains an alleged “sunset” provision and that the amount of the requested payments made was not justified under the “sunset” provision.

On June 8, 2011, Lehman Holdings, which had filed for bankruptcy, filed a complaint against SecurityNational Mortgage in the United States District Court for the District of Utah.  A Lehman Holdings’ subsidiary owns Lehman Bank.  The complaint alleges that loans were sold by SecurityNational Mortgage to Lehman Bank which were then sold to Lehman Holdings.  The complaint additionally alleges that Lehman Bank and Aurora Loan Services assigned their rights and remedies under the Indemnification Agreement to Lehman Holdings, which assignment purportedly took place on March 28, 2011.  Lehman Holdings declared in a letter dated June 2, 2011 that the Indemnification Agreement was null and void, which is disputed by SecurityNational Mortgage.  Lehman Holdings’ alleged claims are for damages for breach of contract and breach of warranty pursuant to a loan purchase agreement and Seller’s Guide. Prior to declaring the Indemnification Agreement null and void, Lehman Holdings claimed in a then recent billing statement that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement. SecurityNational Mortgage strongly disagrees with the position of Lehman Holdings and, as set forth in its May 11, 2011 complaint, seeks affirmative relief in excess of $4,000,000 from Lehman Bank and Aurora Loan Services, which are related to Lehman Holdings.

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

On May 10, 2011, the Company and its subsidiary, Greer-Wilson Funeral Home, Inc., completed an asset sales transaction with SCI Arizona Funeral Services, Inc. (“SCI”), an Arizona corporation, to sell substantially all of the operating assets of Greer-Wilson Funeral Home and Crystal Rose Funeral Home to SCI.  Under the terms of the asset purchase agreement among Greer-Wilson Funeral Home, Crystal Rose Funeral Home and SCI, SCI paid $2,225,000 at closing to the Company and Greer-Wilson.  The agreement also granted a three year right of first refusal to SCI to purchase Paradise Chapel Funeral Home.  If the Company elects to sell Paradise Chapel Funeral Home within the three year period, the Company must provide a bona fide third party offer to SCI after which SCI has ten business days to exercise its right to purchase Paradise for the offer amount.

The following table shows the condensed financial results of the Cemetery and Mortuary operations for the three and six months ended June 30, 2011 and 2010.  See Note 8 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2011	2010	% Increase (Decrease)	2011	2010	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,159	$1,687	(31%)	$2,718	$3,241	(16%)
Cemetery revenues	1,732	1,694	2%	3,235	3,130	3%
Realized gains on investments and other assets	887	-	-	887	-	-
Other	(55)	(86)	36%	(84)	(111)	24%
Total	$3,723	$3,295	13%	$6,756	$6,260	8%
Earnings (Losses) before income taxes	$662	$92	620%	$814	$37	2100%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $257,000 and $206,000 for the three months ended June 30, 2011 and 2010, respectively, and $508,000 and $407,000 for the six months ended June 30, 2011 and 2010, respectively. Due to the economy, commercial leasing activity was down in 2010 but commercial and residential leasing have been up in 2011 and Memorial Estates has incurred an operating gain and (loss) before depreciation of $27,000 and $(12,000) for the three months ended June 30, 2011 and 2010, respectively, and $62,000 and $(30,000) for the six months ended June 30, 2011 and 2010, respectively. The realized gain of $887,000 is for the sale of Greer-Wilson Funeral Home and Crystal Rose Funeral Home during the second quarter of 2011.

Insurance Operations

The Company’s insurance business includes funeral plans, interest sensitive life insurance as well as other traditional life and accident, and health insurance products.  The Company places specific marketing emphasis on funeral plans through pre-need planning.

A funeral plan is a small face value life insurance policy that generally has face coverage of up to $15,000.  The Company believes that funeral plans represents a marketing niche where there is less competition because most insurance companies do not offer similar coverage.  The purpose of the funeral plan policy is to pay the costs and expenses incurred at the time of the person’s death.  On a per thousand dollar cost of insurance basis, these policies can be more expensive to the policy holder than many types of non-burial insurance due to their low face amount, requiring the fixed cost of the policy administration to be distributed over a smaller policy size, and the simplified underwriting practices that result in higher mortality costs.

The following table shows the condensed financial results of the insurance operations for the three and six months ended June 30, 2011 and 2010.  See the Note 8 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2011	2010	% Increase (Decrease)	2011	2010	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$11,894	$9,730	22%	$24,586	$19,653	25%
Net investment income	4,243	3,942	8%	7,985	7,713	4%
Other	462	837	(45%)	1,176	1,438	-18%
Total	$16,599	$14,509	14%	$33,747	$28,804	17%
Intersegment revenue	$1,632	$2,195	(26%)	$3,699	$3,965	(7%)
Earnings before income taxes	$338	$1,311	(74%)	$1,418	$1,467	(3%)

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in 2011 has improved as a result of increases in insurance premiums due to the reinsurance transaction with North America Life Insurance Company in the first quarter of 2011. (See Note 13)

Consolidation

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Total revenues decreased by $6,582,000, or 15.3%, to $36,466,000 for the three months ended June 30, 2011, from $43,048,000 for the three months ended June 30, 2010. Contributing to this decrease in total revenues was a $8,628,000 decrease in mortgage fee income, a $540,000 decrease in other revenue, a $358,000 decrease in net mortuary and cemetery sales, and a decrease of $157,000 in net investment income. This decrease in total revenues was offset by a $2,163,000 increase in insurance premiums and other considerations and a $938,000 increase in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $2,163,000, or 22.2%, to $11,893,000 for the three months ended June 30, 2011, from $9,730,000 for the comparable period in 2010. This increase was primarily the result of the reinsurance transaction with North America Life Insurance Company, an increase in renewal premiums, and an increase in insurance sales causing an increase in first year premiums.

Net investment income decreased by $157,000, or 3.3%, to $4,655,000 for the three months ended June 30, 2011, from $4,812,000 for the comparable period in 2010. This decrease was primarily attributable to a decrease of $457,000 in short-term investments income and an increase of $161,000 in investment expenses offset by an increase of $216,000 in fixed maturity securities income, an increase of $119,000 in mortgage loans on real estate income, and an increase of $135,000 in real estate investment income.

Net cemetery and mortuary sales decreased by $358,000, or 11.5%, to $2,763,000 for the three months ended June 30, 2011, from $3,121,000 for the comparable period in 2010. This decrease was primarily due to a reduction in pre-need land sales of burial spaces in the cemetery and mortuary operations and a decrease in at-need sales of mortuary operations.

Realized gains on investments and other assets increased by $938,000, or 293.6%, to a $1,257,000 realized gain for the three months ended June 30, 2011, from a $319,000 realized gain for the comparable period in 2010. This increase in realized gains on investments and other assets was primarily due to an $887,000 gain on the sale of Greer-Wilson Funeral Home and Crystal Rose Funeral Home and gains from the sale of fixed maturity securities and equity securities during the second quarter of 2011.

Other than temporary impairments on investments was the same for the three months ended June 30, 2011 and 2010.

Mortgage fee income decreased by $8,628,000, or 35.5%, to $15,707,000 for the three months ended June 30, 2011, from $24,335,000 for the comparable period in 2010. This decrease was primarily attributable to a decrease in secondary gains on mortgage loans sold to investors, a decrease in loan volume due to a reduced demand in the housing sector, and fluctuating interest rates that adversely impacted the refinancing markets.

Other revenues decreased by $540,000, or 71.0%, to $220,000 for the three months ended June 30, 2011, from $760,000 for the comparable period in 2010. This decrease was due to a reduction in miscellaneous revenues throughout the Company's operations.

Total benefits and expenses were $36,325,000, or 99.6% of total revenues, for the three months ended June 30, 2011, as compared to $42,964,000, or 99.8% of total revenues, for the comparable period in 2010.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $1,584,000 or 17.1%, to $10,851,000 for the three months ended June 30, 2011, from $9,267,000 for the comparable period in 2010. This increase was primarily the result of increased future policy benefits, increased death benefits, and increased surrender and other policy benefits primarily due to the reinsurance transaction with North America Life.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $672,000, or 52.5%, to $1,955,000 for the three months ended June 30, 2011, from $1,283,000 for the comparable period in 2010. This increase was primarily due to the reinsurance transaction with North America Life and an increase in business in force.

Selling, general and administrative expenses decreased by $8,500,000, or 27.3%, to $22,646,000 for the three months ended June 30, 2011, from $31,146,000 for the comparable period in 2010. This decrease was the result of a reduction in commission expenses of $6,484,000, from $15,773,000 in the second quarter of 2010 to $9,289,000 for the comparable period in 2011, due to reduced mortgage loan originations made by SecurityNational Mortgage and a decrease in sales in the cemetery operations offset by a slight increase in life insurance sales and renewal commissions during the second quarter 2011. Salaries decreased by $768,000 from $6,486,000 in the second quarter of 2010 to $5,718,000 for the comparable period in 2011, primarily due to a reduction in the number of employees. Provision for loan losses decreased by $664,000 from $1,080,000 in the second quarter of 2010 to $416,000 for the comparable period in 2011, primarily due to a reduction in the monthly accrual and a decrease in monthly origination volume. Costs related to funding mortgage loans decreased by $605,000 from $1,606,000 in the second quarter of 2010 to $1,001,000 for the comparable period in 2011due primarily to a decrease in loans funded. Other expenses increased by $21,000 from $6,201,000 in the second quarter of 2010 to $6,222,000 for the comparable period in 2011.

Interest expense decreased by $331,000, or 46.7%, to $378,000 for the three months ended June 30, 2011, from $709,000 for the comparable period in 2010. This reduction was primarily due to decreased outstanding balances on warehouse lines.

Cost of goods and services sold of the cemeteries and mortuaries decreased by $64,000, or 11.5%, to $495,000 for the three months ended June 30, 2011, from $559,000 for the comparable period in 2010.

Comprehensive income (loss) for the three months ended June 30, 2011 amounted to a gain of $264,000 as compared to a loss of $333,000 for the months ended June 30, 2010. The increase of $597,000 in 2011 was primarily the result of a $215,000 decrease in net income, a $600,000 increase in unrealized gains in securities available for sale, and a $212,000 increase in derivatives related to mortgage loans.

Income taxes for the insurance segment have a lower effective tax rate of 13.6% due to the deduction for small life companies. Cemetery, mortuary and mortgage segments have an effective tax rate of 34%.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Total revenues decreased by $10,378,000, or 12.8%, to $70,639,000 for the six months ended June 30, 2011, from $81,016,000 for the six months ended June 30, 2010. Contributing to this decrease in total revenues was a $15,523,000 decrease in mortgage fee income, a $389,000 decrease in other revenue, and a $319,000 decrease in net mortuary and cemetery sales. This decrease in total revenues was offset by a $4,932,000 increase in insurance premiums and other considerations, a $919,000 increase in realized gains on investments and other assets, a $37,000 increase in net investment income, and a $35,000 increase in other than temporary impairments on investments.

Insurance premiums and other considerations increased by $4,932,000, or 25.1%, to $24,585,000 for the six months ended June 30, 2011, from $19,653,000 for the comparable period in 2010. This increase was primarily the result of the reinsurance transaction with North America Life Insurance Company, an increase in renewal premiums, and an increase in insurance sales causing an increase in first year premiums.

Net investment income increased by $37,000, or 0.4%, to $8,862,000 for the six months ended June 30, 2011, from $8,825,000 for the comparable period in 2010. This increase was primarily attributable to a $245,000 increase in real estate investment income, a $199,000 increase in fixed maturity securities income, and a $70,000 decrease in investment expenses which was offset by a $457,000 decrease in short-term investment income.

Net cemetery and mortuary sales decreased by $319,000, or 5.3%, to $5,704,000 for the six months ended June 30, 2011, from $6,023,000 for the comparable period in 2010. This decrease was primarily due to a reduction in pre-need land sales of burial spaces in the cemetery and mortuary operations and a decrease in at-need sales of mortuary operations.

Realized gains on investments and other assets increased by $919,000, or 134.3%, to a $1,603,000 realized gain for the six months ended June 30, 2011, from a $684,000 realized gain for the comparable period in 2010. This increase in realized gains on investments and other assets was primarily due to an $887,000 gain on the sale of Greer-Wilson Funeral Home and Crystal Rose Funeral Home and gains from the sale of fixed maturity securities and equity securities during the second quarter of 2011.

Other than temporary impairments on investments increased by $35,000, or 117.1%, to $65,000 for the six months ended June 30, 2011, from $30,000 for the comparable period in 2010. This increase was due to impairments on fixed maturity securities held-to-maturity.

Mortgage fee income decreased by $15,523,000, or 34.7%, to $29,223,000 for the six months ended June 30, 2011, from $44,746,000 for the comparable period in 2010. This decrease was primarily attributable to a reduction in secondary gains on mortgage loans sold to investors, a decrease in loan volume due to a reduced demand in the housing sector, and fluctuating interest rates that adversely impacted the refinancing markets.

Other revenues decreased by $389,000, or 34.9%, to $725,000 for the six months ended June 30, 2011, from $1,114,000 for the comparable period in 2010. This decrease was due to a reduction in miscellaneous revenues throughout the Company's operations.

Total benefits and expenses were $71,820,000, or 101.7% of total revenues, for the six months ended June 30, 2011, as compared to $82,604,000, or 102.0% of total revenues, for the comparable period in 2010.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $3,242,000 or 17.4%, to $21,838,000 for the six months ended June 30, 2011, from $18,596,000 for the comparable period in 2010. This increase was primarily the result of increased future policy benefits, increased death benefits, and increased surrender and other policy benefits primarily due to the reinsurance transaction with North America Life.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,240,000, or 45.7%, to $3,956,000 for the six months ended June 30, 2011, from $2,716,000 for the comparable period in 2010. This increase was primarily due to the reinsurance transaction with North America Life and an increase in business in force.

Selling, general and administrative expenses decreased by $14,575,000, or 24.8%, to $44,305,000 for the six months ended June 30, 2011, from $58,880,000 for the comparable period in 2010. This decrease was the result of a reduction in commission expenses of $10,862,000, from $28,011,000 for the six months ended June 30, 2010 to $17,149,000 for the comparable period in 2011, due to reduced mortgage loan originations made by SecurityNational Mortgage and decreased sales at the cemetery operations offset by a slight increase in life insurance first year and renewal commissions during 2011. Salaries decreased by $1,544,000 from $13,447,000 for the six months ended June 30, 2010 to $11,903,000 for the comparable period in 2011, primarily due to a reduction in the number of employees. Provision for loan losses decreased by $993,000 from $2,100,000 for the six months ended June 30, 2010 to $1,107,000 for the comparable period in 2011, primarily due to a reduction in the monthly accrual and a decrease in monthly origination volume.  Costs related to funding mortgage loans decreased by $1,201,000 from $3,047,000 for the six months ended June 30, 2010 to $1,846,000 for the comparable period in 2011 due primarily to a decrease in loans funded. Other expenses increased by $26,000 from $12,274,000 for the six months ended June 30, 2010 to $12,300,000 for the comparable period in 2011.

Interest expense decreased by $616,000, or 47.1%, to $694,000 for the six months ended June 30, 2011, from $1,310,000 for the comparable period in 2010. This reduction was primarily due to decreased outstanding balances on warehouse lines.

Cost of goods and services sold of the cemeteries and mortuaries decreased by $75,000, or 6.8%, to $1,027,000 for the six months ended June 30, 2011, from $1,102,000 for the comparable period in 2010.

Comprehensive income (loss) for the six months ended June 30, 2011 and 2010 amounted to losses of $221,000 and $1,165,000, respectively. The decreased loss of $944,000 for the six months ended June 30,  2011 was primarily the result of a $218,000 increase in net income, a $478,000 increase in unrealized gains in securities available for sale, and a $248,000 increase in derivatives related to mortgage loans.

Income taxes for the insurance segment have a lower effective tax rate of 13.6% due to the deduction for small life companies. Cemetery, mortuary and mortgage segments have an effective tax rate of 34%.

Liquidity and Capital Resources

The Company’s life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from proceeds from the maturity of held-to-maturity investments or sale of other investments. The mortgage subsidiary realizes cash flow from fees generated by originating and refinancing mortgage loans and interest earned on mortgages sold to investors. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long term and adequate to pay current policyholder claims, annuity payments, expenses on the issuance of new policies, the maintenance of existing policies, debt service, and to meet operating expenses.

During the six months ended June 30, 2011, the Company's operations provided cash of $31,023,000. This was due primarily to a $26,342,000 decrease in the first six months of 2011 in the balance of mortgage loans sold to investors. During the six months ended June 30, 2010, the Company’s operations used cash of $31,583,000. This was due primarily to a $31,492,000 increase for the first six months of 2010 in the balance of mortgage loans sold to investors.

The Company’s liability for future life, annuity and other benefits is expected to be paid out over the long-term due to the Company’s market niche of selling funeral plans. Funeral plans are small face value life insurance that will pay the costs and expenses incurred at the time of a person’s death. A person generally will keep these policies in force and will not surrender them prior to a person’s death. Because of the long-term nature of these liabilities, the Company is able to hold to maturity its bonds, real estate and mortgage loans thus reducing the risk of liquidating these long-term investments as a result of any sudden changes in fair values.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $134,592,000 as of June 30, 2011 compared to $96,453,000 as of December 31, 2010. This represents 41.0% and 35.0% of the total investments as of June 30, 2011 and December 31, 2010, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At June 30, 2011, 4.14% (or $5,571,000) and at December 31, 2010, 6.2% (or $6,019,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which were considered non-investment grade.

The Company has classified its fixed income securities as held to maturity. Business conditions, however, may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2011 and December 31, 2010, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank debt and notes payable was $69,381,000 as of June 30, 2011, as compared to $66,994,000 as of December 31, 2010. Stockholders’ equity as a percent of total capitalization was 86.4% and 89.5% as of June 30, 2011 and December 31, 2010, respectively. Bank debt and notes payable increased $2,339,000 for the six months ended June 30, 2011 when compared to December 31, 2010, thus decreasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2010 was 8.0% as compared to a rate of 9.0% for 2009. The 2011 lapse rate to date has been approximately the same as 2010.

At June 30, 2011, $25,184,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent Company without the approval of insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the annual report on Form 10-K filed for the year ended December 31, 2010.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with United States GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.                      Legal Proceedings.

On May 11, 2011, SecurityNational Mortgage filed a complaint against Aurora Bank FSB, formerly known as Lehman Brothers Bank, FSB (hereinafter “Lehman Bank”), and Aurora Loan Services, LLC, a wholly owned subsidiary of Lehman  Bank, in the United States District Court for the District of Utah because it had been unable to resolve certain issues under the Indemnification Agreement dated December 17, 2007, among Lehman Bank, Aurora Loan Services and SecurityNational Mortgage.  The complaint alleges, among other things, material breach of the Indemnification Agreement, including a claim that neither Lehman Bank nor Aurora Loan Services owned mortgage loans sold by SecurityNational  to justify the amount of payments demanded from, and made by SecurityNational Mortgage. As a result, SecurityNational Mortgage alleges it is entitled to judgment in excess of $4,000,000 against Lehman Bank, as well as Aurora Loan Services to the extent of its involvement and complicity with Lehman Bank.  The complaint also alleges a second claim for material breach of a section of the Indemnification Agreement that contains an alleged “sunset” provision and that the amount of the requested payments made was not justified under the “sunset” provision. As a third claim, in the alternative, SecurityNational Mortgage has an unjust enrichment claim.

On June 8, 2011, Lehman Brothers Holdings Inc. (“Lehman Holdings”), which had filed for bankruptcy under Chapter 11of the U.S. Bankruptcy Code, filed a complaint against SecurityNational Mortgage in the United States District Court for the District of Utah.  A Lehman Holdings subsidiary owns Lehman Bank.  The complaint alleges that loans were sold by SecurityNational Mortgage to Lehman Bank, which were then sold to Lehman Holdings.  The complaint additionally alleges that Lehman Bank and Aurora Loan Services assigned their rights and remedies under the Indemnification Agreement to Lehman Holdings, which assignment purportedly took place on March 28, 2011.  Lehman Holdings declared in a letter dated June 2, 2011 that the Indemnification Agreement was null and void, which is disputed by SecurityNational Mortgage.  Lehman Holdings’ alleged claims are for damages for breach of contract and breach of warranty pursuant to a loan purchase agreement and Seller’s Guide.  Prior to declaring the Indemnification Agreement null and void, Lehman Holdings claimed in its then most recent monthly billing statement dated April 24, 2011, that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement. SecurityNational Mortgage strongly disagrees with the position of Lehman Holdings and, as set forth in the May 11, 2011 complaint, seeks affirmative relief in excess of $4,000,000 from Lehman Bank and Aurora Loan Services, which are related to Lehman Holdings.

Answers to the respective complaints have been filed in the foregoing cases involving Lehman Bank, Aurora Loan Services and Lehman Holdings, but formal discovery has yet to begin.  The parties seek the court’s approval for consolidating the two cases for discovery purposes.

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

None

Item 3.                      Defaults Upon Senior Securities.

None

Item 4.                      Submission of Matters to a Vote of Security Holders.

None

Item 5.                      Other Information.

Reinsurance with North America Life Insurance Company

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

The Coinsurance Agreement also provides that on and after the effective date of December 1, 2010, Security National Life is entitled to exercise all contractual rights of North America Life under the coinsured policies in accordance with the terms and provisions of such policies. Moreover, after the closing date of March 30, 2011, Security National Life agreed to be responsible for all of the contractual liabilities under the coinsured policies, including administering the coinsured policies at its sole expense in accordance with the terms and conditions of a services agreement.

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

Settlement with Wells Fargo

On April 7, 2011, SecurityNational Mortgage, a wholly owned subsidiary of the Company, entered into a settlement agreement with Wells Fargo Funding, Inc. (“Wells Fargo”).  The settlement agreement provides that it is intended to be a pragmatic commercial accommodation between SecurityNational Mortgage and Wells Fargo and is not to be construed as an admission of responsibility, liability or fault in regards to either party’s claims. Under the terms of the settlement agreement, SecurityNational Mortgage was required to pay an initial settlement amount to Wells Fargo in the amount of $4,300,000, of which $1,000,000 had already been paid to Wells Fargo in January 2011, leaving a balance of $3,300,000.  The $3,300,000 balance was paid shortly after the parties executed the settlement agreement.

In addition, under the terms of the settlement agreement, Wells Fargo will deduct 10 basis points (.0010) from the purchase proceeds of each loan that SecurityNational Mortgage sells to Wells Fargo during the period from April 8, 2011 to March 31, 2017.  SecurityNational Mortgage is also required to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser other than Wells Fargo.  These funds are to be deposited into an account and then paid to Wells Fargo within ten calendar days of the end of each month.  Finally, SecurityNational Mortgage is required to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These funds are also to be deposited into an account and then paid to Wells Fargo within ten calendar days of the end of each month.  These real estate properties consist of 28 real estate properties with a total book value of $5,597,900 as of June 30, 2011.

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

Sale of Assets of Greer-Wilson Funeral Home and Crystal Rose Funeral Home

On May 10, 2011, the Company and its subsidiary, Greer-Wilson Funeral Home, Inc., completed an asset sales transaction with SCI Arizona Funeral Services, Inc. (“SCI”), an Arizona corporation, to sell substantially all of the operating assets of Greer-Wilson Funeral Home and Crystal Rose Funeral Home to SCI.  Under the terms of the asset purchase agreement among Greer-Wilson Funeral Home, Crystal Rose Funeral Home and SCI, SCI paid $2,225,000 at closing to the Company and Greer-Wilson.  The agreement also granted a three year right of first refusal to SCI to purchase Paradise Chapel Funeral Home.  If the Company elects to sell Paradise Chapel Funeral Home within the three year period, the Company must provide a bona fide third party offer to SCI after which SCI has ten business days to exercise its right to purchase Paradise for the offer amount.

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

(a)(3)                 Exhibits
The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (4)
3.2	Amended Bylaws (6)

4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
10.2	2003 Stock Option Plan (5)
10.3	2006 Director Stock Option Plan (12)
10.4	Deferred Compensation Agreement with George R. Quist (2)
10.5	Deferred Compensation Plan (3)
10.6	Employment agreement with J. Lynn Beckstead, Jr. (7)
10.7	Employment agreement with Scott M. Quist (8)
10.8	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (9)
10.9	Agreement and Plan of Complete Liquidation of Security National Life Insurance Company of Louisiana into Security National Life Insurance Company (10)
10.10	Assumption Reinsurance Agreement between Security National Life Insurance Company of Louisiana and Security National Life Insurance Company (10)
10.11	Assignment between Security National Life Insurance Company of Louisiana and Security National Life Insurance Company (10)
10.12	Agreement and Plan of Complete Liquidation of Capital Reserve Life Insurance Company into Security National Life Insurance Company (10)
10.13	Assignment between Capital Reserve Life Insurance Company and Security National Life Insurance Company (10)
10.14	Settlement Agreement and Release with Wells Fargo Funding (11)
10.15	Coinsurance Agreement between Security National Life Insurance Company and North American Life Insurance Company (12)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.XSD	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

________________

(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on September 29, 1987
(2)	Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
(3)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
(4)	Incorporated by reference from Report on Form 8-K/A, as filed on January 8, 2003
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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: August 15, 2011	/s/ George R. Quist
George R. Quist
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2011	/s/ Stephen M. Sill
Stephen M. Sill
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)