Form 10-Q
period 2011-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2011-11-14
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2011, or

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
 Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	9,179,739
Title of Class	Number of Shares Outstanding as of
November 14, 2011

Class C Common Stock, $.20 par value	9,653,311
Title of Class	Number of Shares Outstanding as of
November 14, 2011

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
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page No.

	Condensed Consolidated Balance Sheets as of September 30, 2011
	and December 31, 2010 (unaudited)	3-4

	Condensed Consolidated Statements of Earnings for the
	Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the
	Three and Nine months Ended September 30, 2011 and 2010 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50

Item 4.	Controls and Procedures	50

PART II - OTHER INFORMATION

	Other Information	51

	Signature Page	54

	Certifications	55

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	September 30, 2011	December 31, 2010
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$134,985,093	$98,048,016
Equity securities, available for sale, at estimated fair value	5,907,916	6,784,643
Mortgage loans on real estate and construction loans, held for investment net of allowances for losses of $6,606,457 and $7,070,442 for 2011 and 2010	112,172,464	96,154,107
Real estate held for investment, net of accumulated depreciation of $4,104,577 and $3,849,695 for 2011 and 2010	3,871,845	3,996,777
Other real estate owned held for investment, net of accumulateddepreciation of $1,567,703 and $1,090,532 for 2011 and 2010	46,226,585	44,422,829
Other real estate owned held for sale	5,793,900	5,086,400
Policy and other loans, net of allowances for doubtful accountsof $420,539 and $380,506 for 2011 and 2010	16,718,099	17,044,897
Short-term investments	4,040,671	2,618,349
Accrued investment income	2,526,028	1,726,854
Total investments	332,242,601	275,882,872
Cash and cash equivalents	23,002,677	39,556,503
Mortgage loans sold to investors	58,952,210	63,226,686
Receivables, net	9,566,157	7,827,114
Restricted assets of cemeteries and mortuaries	3,247,717	3,066,379
Cemetery perpetual care trust investments	1,679,442	1,454,694
Receivable from reinsurers	6,226,915	4,476,237
Cemetery land and improvements	11,045,625	11,096,129
Deferred policy and pre-need contract acquisition costs	36,020,407	35,767,101
Property and equipment, net	9,365,186	11,111,059
Value of business acquired	9,984,343	9,017,696
Goodwill	677,039	1,075,039
Other	4,073,050	2,077,396

Total Assets	$506,083,369	$465,634,905

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	September 30, 2011	December 31, 2010
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$375,707,318	$344,972,099
Unearned premium reserve	5,078,751	5,213,948
Bank loans payable	17,002,480	6,866,438
Notes and contracts payable	961	199,537
Deferred pre-need cemetery and mortuary contract revenues	12,986,739	13,192,499
Cemetery perpetual care obligation	2,926,190	2,853,727
Accounts payable	2,518,196	2,472,996
Other liabilities and accrued expenses	14,758,395	14,579,008
Income taxes	14,606,204	15,356,185
Total liabilities	445,585,234	405,706,437

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 9,179,739 shares in 2011 and 9,178,945 shares in 2010	18,359,478	18,357,890
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 9,653,311 shares in 2011 and 9,660,152 in 2010	1,930,662	1,932,031
Additional paid-in capital	19,837,694	19,689,993
Accumulated other comprehensive income, net of taxes	898,250	1,188,246
Retained earnings	22,364,104	21,907,579
Treasury stock at cost - 1,198,057 Class A shares in 2011 and 1,322,074 Class A shares in 2010	(2,892,053)	(3,147,271)

Total stockholders' equity	60,498,135	59,928,468

Total Liabilities and Stockholders' Equity	$506,083,369	$465,634,905

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Insurance premiums and other considerations	$11,823,557	$9,249,421	$36,409,158	$28,902,805
Net investment income	5,107,590	4,389,710	14,095,396	13,684,196
Net mortuary and cemetery sales	2,442,221	2,973,291	8,146,824	8,996,452
Realized gains on investments and other assets	226,480	748,446	1,829,136	1,432,363
Other than temporary impairments on investments	(30,000)	(30,000)	(95,129)	(60,000)
Mortgage fee income	21,517,970	28,457,343	50,615,851	72,734,208
Other	236,869	186,487	962,049	1,300,789
Total revenues	41,324,687	45,974,698	111,963,285	126,990,813

Benefits and expenses:
Death benefits	5,303,622	4,587,639	16,588,193	14,451,976
Surrenders and other policy benefits	398,556	461,203	1,425,175	1,103,834
Increase in future policy benefits	5,153,073	3,664,300	14,680,267	11,753,649
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,863,959	1,623,542	5,819,497	4,339,167
Selling, general and administrative expenses:
Commissions	13,268,027	16,917,406	30,417,508	44,929,148
Salaries	5,690,438	6,435,647	17,593,130	19,882,778
Provision for loan losses and loss reserve	466,025	1,640,840	1,573,360	3,741,354
Costs related to funding mortgage loans	1,219,729	1,627,146	3,065,563	4,674,409
Other	6,191,082	6,763,353	18,491,242	19,037,156
Interest expense	497,714	842,549	1,191,356	2,152,755
Cost of goods and services sold-mortuaries and cemeteries	437,972	597,886	1,464,908	1,699,533
Total benefits and expenses	40,490,197	45,161,511	112,310,199	127,765,759

Earnings (loss) before income taxes	834,490	813,187	(346,914)	(774,946)
Income tax (provision) benefit	(64,168)	(309,757)	803,630	746,562

Net earnings (loss)	$770,322	$503,430	$456,716	$(28,384)

Net earnings (loss) per Class A Equivalent common share (1)	$0.09	$0.06	$0.05	$(0.00)

Net earnings (loss) per Class A Equivalent common share-assuming dilution (1)	$0.09	$0.06	$0.05	$(0.00)

Weighted-average Class A equivalent common share outstanding (1)	8,938,593	8,733,298	8,806,716	8,687,546

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	8,955,951	8,821,121	8,832,259	8,687,546

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$18,747,200	$(46,765,822)

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(46,815,511)	(7,637,611)
Calls and maturities - fixed maturity securities	10,003,703	24,507,847
Securities available for sale:
Purchase - equity securities	(4,531,858)	(4,358,860)
Sales - equity securities	3,961,997	3,509,569
Purchase of short-term investments	(47,770,901)	(6,220,779)
Sales of short-term investments	46,348,579	12,308,413
Purchase of restricted assets	(214,064)	(382,899)
Changes in assets for perpetual care trusts	(198,090)	(217,757)
Amount received for perpetual care trusts	72,463	93,362
Mortgage, policy, and other loans made	(98,585,760)	(78,542,784)
Payments received for mortgage, policy and other loans	78,249,928	74,413,760
Purchase of property and equipment	(474,301)	(664,417)
Disposal of property and equipment	2,295,329	-
Purchase of real estate	(416,580)	(1,362,865)
Sale of real estate	4,255,993	4,640,479
Reinsurance with North America Life	12,990,444	-
Net cash provided by (used in) investing activities	(40,828,629)	20,085,458

Cash flows from financing activities:
Annuity contract receipts	6,096,392	6,445,453
Annuity contract withdrawals	(10,603,426)	(10,725,043)
Repayment of bank loans on notes and contracts	(1,580,448)	(1,247,182)
Proceeds from borrowing on bank loans	3,615,085	-
Change in line of credit borrowings	8,000,000	19,275,000
Net cash provided by financing activities	5,527,603	13,748,228

Net change in cash and cash equivalents	(16,553,826)	(12,932,136)

Cash and cash equivalents at beginning of period	39,556,503	39,463,803

Cash and cash equivalents at end of period	$23,002,677	$26,531,667

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$7,680,063	$12,146,777

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

2)       Recent Accounting Pronouncements

Goodwill Impairment Test - In September 2011, the FASB issued guidance that amends how goodwill is tested for impairment. The amendments provide an option to perform a qualitative assessment to determine whether it is necessary to perform the annual two-step quantitative goodwill impairment test. This guidance will be effective for annual and interim goodwill impairment tests for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

2)         Recent Accounting Pronouncements (Continued)

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring – In April 2011, the FASB issued guidance to assist creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  Under this guidance, in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession; and 2) the debtor is experiencing financial difficulties. A creditor may determine that a debtor is experiencing financial difficulties, even though the debtor is not currently in default, if the creditor determines it is probable that the debtor would default on its payments for any of its debts in the foreseeable future without the loan modification. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and must be applied retrospectively.  Early adoption is permitted.  The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

3)           Investments

The Company’s investments in fixed maturity securities held-to-maturity and equity securities available-for-sale as of September 30, 2011 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2011:
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$2,824,482	$555,167	$-	$3,379,649

Obligations of states and political subdivisions	3,177,033	311,964	(19,720)	3,469,277

Corporate securities including public utilities	120,813,476	11,054,450	(2,228,137)	129,639,789

Mortgage-backed securities	6,668,049	369,057	(307,914)	6,729,192

Redeemable preferred stock	1,502,053	57,136	(122,638)	1,436,551

Total fixed maturity securities held to maturity	$134,985,093	$12,347,774	$(2,678,409)	$144,654,458

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

3)         Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2011:

Equity securities available for sale at estimated fair value:

Non-redeemable preferred stock	$20,281	$-	$(2,801)	$17,480

Common stock:

Industrial, miscellaneous and all other	7,456,982	215,517	(1,782,063)	5,890,436

Total equity securities available for sale at estimated fair value	$7,477,263	$215,517	$(1,784,864)	$5,907,916

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$57,244,340
Residential construction	19,980,238
Commercial	41,554,343
Less: Allowance for loan losses	(6,606,457)
Total mortgage loans on real estate and construction loans held for investment	$112,172,464

Real estate held for investment - net of depreciation	$3,871,845
Other real estate owned held for investment - net of depreciation	46,226,585
Other real estate owned held for sale	5,793,900
Total real estate	$55,892,330

Policy and other loans at amortized cost - net of allowance for doubtful accounts	$16,718,099

Short-term investments at amortized cost	$4,040,671

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

3)         Investments (Continued)

The Company’s investments in fixed maturity securities held-to-maturity and equity securities available-for-sale as of December 31, 2010 are summarized as follows:

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
September 30, 2011 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

3)         Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed-maturity securities, which are carried at amortized cost, at September 30, 2011 and December 31, 2010. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed-maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At September 30, 2011
Obligations of states and political subdivisions	$-	0	$19,720	3	$19,720
Corporate securities including public utilities	1,613,641	46	614,496	12	2,228,137
Mortgage-backed securities	197,721	3	110,193	1	307,914
Redeemable preferred stock	1,000	1	121,638	1	122,638
Total unrealized losses	$1,812,362	50	$866,047	17	$2,678,409
Fair Value	$26,496,891		$4,141,109		$30,638,000

At December 31, 2010
Obligations of states and political subdivisions	$-	0	$18,574	3	$18,574
Corporate securities including public utilities	70,934	10	645,073	25	716,007
Mortgage-backed securities	8,971	2	645,988	3	654,959
Redeemable preferred stock	4,022	4	28,149	1	32,171
Total unrealized losses	$83,927	16	$1,337,784	32	$1,421,711
Fair Value	$4,527,041		$10,037,150		$14,564,191

As of September 30, 2011 and December 31, 2010, the average fair value of the related fixed maturities was 92.0% and 91.1%, respectively, of amortized cost. During the nine months ended September 30, 2011 and for the year ended December 31, 2010, an other-than-temporary decline in fair value resulted in the recognition of an impairment loss on fixed maturity securities of $95,129 and $150,059, respectively. On a quarterly basis, the Company reviews its available-for-sale fixed investment securities related to corporate securities and other public utilities, consisting of bonds and preferred stocks that are in a loss position. The review involves an analysis of the securities in relation to historical values, and projected earnings and revenue growth rates. Based on the analysis, a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other-than-temporary, the security is written down to the impaired value and an impairment loss is recognized. No other-than-temporary impairment loss was considered to exist for these fixed maturity securities as of September 30, 2011 and December 31, 2010.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

3)         Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at September 30, 2011 and December 31, 2010. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available-for-sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At September 30, 2011
Non-redeemable preferred stock	$-	0	$2,801	2	$2,801
Industrial, miscellaneous and all other	1,345,141	101	436,922	14	1,782,063
Total unrealized losses	$1,345,141	101	$439,723	16	$1,784,864
Fair Value	$3,560,006		$480,630		$4,040,636

At December 31, 2010
Non-redeemable preferred stock	$-	-	$4,224	2	$4,224
Industrial, miscellaneous and all other	192,742	42	164,622	13	357,364
Total unrealized losses	$192,742	42	$168,846	15	$361,588
Fair Value	$1,895,632		$530,253		$2,425,885

As of September 30, 2011 and December 31, 2010, the average fair value of the equity securities available-for-sale was 69.4% and 87.0%, respectively, of the original investment. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During the nine months ended September 30, 2011 and for the year ended December 31, 2010, an other-than-temporary decline in fair value resulted in the recognition of an impairment loss on equity securities of $0 and $23,922, respectively.

On a quarterly basis, the Company reviews its investment in industrial, miscellaneous and all other equity securities that are in a loss position. The review involves an analysis of the securities in relation to historical values, price earnings ratios, projected earnings and revenue growth rates. Based on the analysis a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other-than-temporary, the security is written down to the impaired value and an impairment loss is recognized. No other-than-temporary impairment loss was considered to exist for these equity securities as of September 30, 2011 and December 31, 2010.

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

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

3)         Investments (Continued)

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2011	$1,050,281	$1,057,109
Due in 2012 through 2015	16,263,077	17,604,087
Due in 2016 through 2020	48,758,651	52,611,810
Due after 2020	60,742,982	65,215,709
Mortgage-backed securities	6,668,049	6,729,192
Redeemable preferred stock	1,502,053	1,436,551
Total held to maturity	$134,985,093	$144,654,458

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in 2011	$-	$-
Due in 2012 through 2015	-	-
Due in 2016 through 2020	-	-
Due after 2020	-	-
Non-redeemable preferred stock	20,281	17,480
Common stock	7,456,982	5,890,436
Total available for sale	$7,477,263	$5,907,916

The Company’s realized gains and losses, other-than-temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fixed maturity securities held
to maturity:
Gross realized gains	$80,069	$862,457	$400,026	$1,158,469
Gross realized losses	(11,086)	(259,445)	(142,907)	(482,369)
Other than temporary impairments	(30,000)	(30,000)	(95,129)	(60,000)

Securities available for sale:
Gross realized gains	48,680	64,337	503,804	512,329
Gross realized losses	(30)	(12,323)	(34,834)	(55,396)
Other than temporary impairments	-	-	-	-

Other assets:
Gross realized gains	146,253	122,796	1,182,905	394,539
Gross realized losses	(37,406)	(29,376)	(79,858)	(95,209)
Other than temporary impairments	-	-	-	-
Total	$196,480	$718,446	$1,734,007	$1,372,363

Generally gains and losses from held-to-maturity securities are a result of early calls and related amortization of premiums or discounts. However, credit losses of $30,000 and $30,000 were recognized during the three months ended September 30, 2011 and 2010, respectively from other-than-temporary declines in fair value of held-to-maturity securities. The Company currently holds a collateralized mortgage obligation for which the value carries a significant degree of uncertainty. In order to exercise conservatism related to the carrying value of this collateralized mortgage obligation, the Company is currently recognizing an impairment of $10,000 per month.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

3)         Investments (Continued)

The net carrying amount of held-to-maturity securities sold was $4,715,412 and $16,220,943 for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.  The net realized gain related to these sales was $68,370 and $346,225 for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively. Certain circumstances lead to these decisions to sell. Bonds categorized as held-to-maturity and sold in 2010 were liquidated in order to meet an unexpected increase in mortgage funding demand and the non-renewal of an expired loan purchase agreement with a warehouse bank by SecurityNational Mortgage during the latter part of 2010.  The expired loan purchase agreement was renewed in December 2010 for a one year term. This was a rare and unusual event in the history of the Company. In 2011, the Company sold certain held-to-maturity bonds in gain positions to offset the loss incurred by selling some high risk residential mortgage backed securities.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available-for-sale securities) at September 30, 2011, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fixed maturity securities	$2,033,778	$1,718,143	$5,773,035	$5,258,146
Equity securities	70,494	61,274	197,480	174,017
Mortgage loans on real estate	1,894,780	1,350,728	4,881,213	4,349,326
Real estate	484,289	453,281	1,496,912	1,221,181
Policy and other loans	195,940	227,785	619,972	673,205
Short-term investments, principally gains on sale of mortgage loans and other	1,577,446	2,121,763	4,423,576	5,768,879
Gross investment income	6,256,727	5,932,974	17,392,188	17,444,754
Investment expenses	(1,149,137)	(1,543,264)	(3,296,792)	(3,760,558)
Net investment income	$5,107,590	$4,389,710	$14,095,396	$13,684,196

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $240,240 and $249,339 for nine months ended September 30, 2011 and 2010, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,347,984 at September 30, 2011 and $9,302,578 at December 31, 2010. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.
Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 10.5% per annum, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors live or do business. At September 30, 2011, the Company had 34%, 13% and 10% of its mortgage loans from borrowers located in the states of Utah, California and Florida, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $6,606,457 and $7,070,442 at September 30, 2011 and December 31, 2010, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

3)         Investments (Continued)

The Company establishes a valuation allowance for credit losses in its portfolio.

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented.

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
September 30, 2011
Allowance for credit losses:
Beginning balance - January 1, 2011	$-	$6,212,072	$858,370	$7,070,442
Charge-offs	-	(399,444)	(321,879)	(721,323)
Provision	-	257,338	-	257,338
Ending balance - September 30, 2011	$-	$6,069,966	$536,491	$6,606,457

Ending balance: individually evaluated for impairment	$-	$5,234,099	$418,121	$5,652,220

Ending balance: collectively evaluated for impairment	$-	$835,867	$118,370	$954,237

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$41,554,343	$57,244,340	$19,980,238	$118,778,921

Ending balance: individually evaluated for impairment	$-	$8,625,864	$7,975,046	$16,600,910

Ending balance: collectively evaluated for impairment	$41,554,343	$48,618,476	$12,005,192	$102,178,011

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

December 31, 2010
Allowance for credit losses:
Beginning balance - January 1, 2010	$-	$5,917,792	$891,011	$6,808,803
Charge-offs	-	(335,853)	(32,641)	(368,494)
Provision	-	630,133	-	630,133
Ending balance - December 31, 2010	$-	$6,212,072	$858,370	$7,070,442

Ending balance: individually evaluated for impairment	$-	$5,131,779	$740,000	$5,871,779

Ending balance: collectively evaluated for impairment	$-	$1,080,293	$118,370	$1,198,663

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$24,502,781	$60,285,273	$18,436,495	$103,224,549

Ending balance: individually evaluated for impairment	$-	$7,236,095	$2,085,467	$9,321,562

Ending balance: collectively evaluated for impairment	$24,502,781	$53,049,178	$16,351,028	$93,902,987

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

3)         Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented.

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days 1)	In Foreclosure 1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
September 30, 2011
Commercial	$-	$-	$1,053,500	$2,758,580	$3,812,080	$37,742,263	$41,554,343	$-	$41,554,343
Residential	2,847,427	1,065,211	4,250,800	8,625,864	16,789,302	40,455,038	57,244,340	(6,069,966)	51,174,374
Residential Construction	-	-	1,006,890	7,975,046	8,981,936	10,998,302	19,980,238	(536,491)	19,443,747

Total	$2,847,427	$1,065,211	$6,311,190	$19,359,490	$29,583,318	$89,195,603	$118,778,921	$(6,606,457)	$112,172,464

December 31, 2010
Commercial	$-	$734,756	$-	$439,794	$1,174,550	$23,328,231	$24,502,781	$-	$24,502,781
Residential	767,970	782,174	3,537,616	7,236,095	12,323,855	47,961,418	60,285,273	(6,212,072)	54,073,201
Residential Construction	849,375	1,543,593	994,046	2,085,467	5,472,481	12,964,014	18,436,495	(858,370)	17,578,125

Total	$1,617,345	$3,060,523	$4,531,662	$9,761,356	$18,970,886	$84,253,663	$103,224,549	$(7,070,442)	$96,154,107

1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

3)         Investments (Continued)

Impaired Mortgage Loans

Impaired mortgage loans include loans with a related specific valuation allowance or loans whose carrying amount has been reduced to the expected collectible amount because the impairment has been considered other-than-temporary. The recorded investment in and unpaid principal balance of impaired loans along with the related loan specific allowance for losses, if any, for each reporting period and the average recorded investment and interest income recognized during the time the loans were impaired were as follows:

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2011
With no related allowance recorded:
Commercial	$3,812,080	$3,812,080	$-	$3,812,080	$-
Residential	4,250,800	4,250,800	-	4,250,800	-
Residential construction	1,006,890	1,006,890	-	1,006,890	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	8,625,864	8,625,864	5,234,099	8,625,864	-
Residential construction	7,975,046	7,975,046	418,121	7,975,046	-

Total:
Commercial	$3,812,080	$3,812,080	$-	$3,812,080	$-
Residential	12,876,664	12,876,664	5,234,099	12,876,664	-
Residential construction	8,981,936	8,981,936	418,121	8,981,936	-

December 31, 2010
With no related allowance recorded:
Commercial	$439,794	$439,794	$-	$439,794	$-
Residential	3,537,616	3,537,616	-	3,537,616	-
Residential construction	994,046	994,046	-	994,046	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	7,236,095	7,236,095	5,131,779	7,236,095	-
Residential construction	2,085,467	2,085,467	740,000	2,085,467	-

Total:
Commercial	$439,794	$439,794	$-	$439,794	$-
Residential	10,773,711	10,773,711	5,131,779	10,773,711	-
Residential construction	3,079,513	3,079,513	740,000	3,079,513	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

3)         Investments (Continued)

Credit Risk Profile Based on Performance Status

The Company’s mortgage loan portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days past due or on non-accrual status.

The Company’s performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

Performing	$37,742,263	$24,062,987	$44,367,676	$49,511,562	$10,998,302	$15,356,982	$93,108,241	$88,931,531
Nonperforming	3,812,080	439,794	12,876,664	10,773,711	8,981,936	3,079,513	25,670,680	14,293,018

Total	$41,554,343	$24,502,781	$57,244,340	$60,285,273	$19,980,238	$18,436,495	$118,778,921	$103,224,549

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the Company’s policy to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $2,308,000 and $1,852,000 as of September 30, 2011 and December 31, 2010, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status

	As of September 30,	As of December 31,
	2011	2010
Commercial	$3,812,080	$439,794
Residential	12,876,664	10,773,711
Residential construction	8,981,936	3,079,513
Total	$25,670,680	$14,293,018

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

3)         Investments (Continued)

Loan Loss Reserve

When a repurchase demand is received from a third party investor, the relevant data is reviewed and captured so that an estimated future loss can be calculated. The key factors that are used in the estimated loss calculation are as follows: (i) lien position, (ii) payment status, (iii) claim type, (iv) unpaid principal balance, (v) interest rate, and (vi) validity of the demand. Other data is captured and is useful for management purposes; the actual estimated loss is generally based on these key factors. The Company conducts its own review upon the receipt of a repurchase demand. In many instances, the Company is able to resolve the issues relating to the repurchase demand by the third party investor without having to make any payments to the investor.

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of September 30,	As of December 31,
	2011	2010
Balance, beginning of period	$5,899,025	$11,662,897
Provisions for losses	1,220,210	4,534,231
Charge-offs	(3,992,781)	(10,298,103)
Balance	$3,126,454	$5,899,025

The Company believes the loan loss reserve represents probable loan losses incurred as of the balance sheet date. The loan loss reserve may not be adequate, however, for claims asserted by third party investors. If SecurityNational Mortgage is unable to negotiate acceptable terms with the third party investors, legal action may ensue in an effort to obtain amounts that the third party investors claim are allegedly due.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against claims asserted by these third party investors to the extent that a substantial judgment is entered against SecurityNational Mortgage which is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

4)         Comprehensive Income

For the three months ended September 30, 2011 and 2010, total comprehensive income amounted to $387,891 and $1,196,042, respectively.

For the nine months Ended September 30, 2011 and 2010, total comprehensive income amounted to $166,720 and $30,273 respectively.

5)         Stock-Based Compensation

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation expense for options issued of $64,344 and $135,569 has been recognized for these plans for the quarters ended September 30, 2011 and 2010, respectively, and $193,032 and $405,258 for the nine months ended September 30, 2011 and 2010, respectively. A deferred tax credit has been recognized related to the compensation expense of $21,877 and $46,093 for the quarters ended September 30, 2011 and 2010, respectively, and $65,631 and $137,788 for the nine months ended September 30, 2011 and 2010, respectively.

Options to purchase 330,500 shares of the Company’s common stock were granted December 4, 2009. The fair value relating to stock-based compensation is $542,275 and was expensed as options become available to exercise at the rate of 25% at the end of each quarter over the twelve months ended December 31, 2010.

Options to purchase 345,600 shares of the Company’s common stock were granted December 3, 2010. The fair value relating to stock-based compensation is $257,376 and was expensed as options became available to exercise at the rate of 25% at the end of each quarter over the twelve months ended December 31, 2011.

The weighted-average fair value of each option granted in 2010 under the 2003 Plan and the 2006 Plan, is estimated at $0.77 and $0.71 for the December 3, 2010 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 65%, risk-free interest rate of 3.4%, and an expected life of five to ten years.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

7)         Earnings (Loss) Per Share

The basic and diluted earnings (loss) per share amounts were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net earnings (loss)	$770,322	$503,430	$456,716	$(28,384)
Denominator:
Basic weighted-average shares outstanding	8,938,593	8,733,298	8,806,716	8,687,546
Effect of dilutive securities:
Employee stock options	17,358	87,823	25,543	-
Dilutive potential common shares	17,358	87,823	25,543	-
Diluted weighted-average shares outstanding	8,955,951	8,821,121	8,832,259	8,687,546

Basic earnings loss per share	$0.09	$0.06	$0.05	$(0.00)

Diluted earnings loss per share	$0.09	$0.06	$0.05	$(0.00)

Earnings (loss) per share amounts have been adjusted for the effect of annual stock dividends. For the three months ended September 30, 2011 and 2010, there were 1,805,067 and 1,137,074 of anti-dilutive employee stock option shares, respectively and for the nine months ended September 30, 2011 and 2010, the anti-dilutive employee stock options were 1,939,930 and 1,506,958, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles of the form 10K for the year ended December 31, 2010. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit, and are eliminated upon consolidation.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

8)         Business Segments (Continued)

Factors Management Used to Identify the Enterprise’s Reportable Segments

The Company’s reportable segments are business units that offer different products and are managed separately due to the different products and the need to report to the various regulatory jurisdictions.

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated
For the Three Months Ended
September 30, 2011
Revenues from external customers	$16,680,600	$2,446,424	$22,197,663	$-	$41,324,687
Intersegment revenues	1,716,135	425,273	66,597	(2,208,005)	-
Segment profit (loss) before income taxes	773,361	(318,408)	379,537	-	834,490

For the Three Months Ended
September 30, 2010
Revenues from external customers	$13,545,990	$3,031,627	$29,397,081	$-	$45,974,698
Intersegment revenues	2,058,203	459,026	61,085	(2,578,314)	-
Segment profit (loss) before income taxes	500,145	(343,430)	656,471	-	813,186

For the Nine Months Ended
September 30, 2011
Revenues from
external customers	$50,427,591	$9,203,043	$52,332,651	$-	$111,963,285

Intersegment revenues	5,415,233	1,373,879	187,683	(6,976,795)	-

Segment profit (loss)
before income taxes	2,190,884	495,960	(3,033,758)	-	(346,914)

Identifiable Assets	484,974,971	114,386,085	28,157,555	(121,435,242)	506,083,369
Goodwill	391,848	285,191	-	-	677,039

For the Nine Months Ended
September 30, 2010
Revenues from
external customers	$42,350,030	$9,292,088	$75,348,695	$-	$126,990,813

Intersegment revenues	6,023,605	1,284,815	179,128	(7,487,548)	-

Segment profit
before income taxes	1,996,940	(306,871)	(2,435,015)	-	(744,946)

Identifiable Assets	456,803,186	109,390,078	37,302,040	(112,088,760)	491,406,544
Goodwill	391,848	683,191	-	-	1,075,039

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

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

The following methods and assumptions were used by the Company in estimating the fair value disclosures related to other significant financial instruments:

The items shown under Level 1 and Level 2 are valued as follows:

Securities Available-for-sale and Held-to-Maturity: The fair values of investments in fixed maturity and equity securities along with methods used to estimate such values are disclosed in Note 3.

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
September 30, 2011 (Unaudited)

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
September 30, 2011 (Unaudited)

9)         Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at September 30, 2011.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Non-redeemable preferred stock	$17,480	$17,480	$-	$-
Common stock	5,890,436	5,890,436	-	-
Total securities available for sale	5,907,916	5,907,916	-	-
Restricted assets of cemeteries and mortuaries	528,227	528,227	-	-
Cemetery perpetual care trust investments	554,330	554,330	-	-
Derivatives - interest rate lock commitments	3,089,025	-	-	3,089,025
Total assets accounted for at fair value on a recurring basis	$10,079,498	$6,990,473	$-	$3,089,025

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(51,186,650)	$-	$-	$(51,186,650)
Future policy benefits - annuities	(65,388,341)	-	-	(65,388,341)
Derivatives - bank loan interest rate swaps	(125,193)	-	-	(125,193)
- call options	(46,592)	(46,592)	-	-
- interest rate lock commitments	(182,797)	-	-	(182,797)
Total liabilities accounted for at fair value on a recurring basis	$(116,929,573)	$(46,592)	$-	$(116,882,981)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

9)       Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2010	$(52,340,807)	$(65,936,445)	$873,059	$(116,533)

Total gains (losses):

Included in earnings	1,154,157	548,104	-	-

Included in other
comprehensive income (loss)	-	-	2,033,169	(8,660)

Balance - September 30, 2011	$(51,186,650)	$(65,388,341)	$2,906,228	$(125,193)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at September 30, 2011.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Other real estate owned held for investment	$2,260,713	$-	$-	$2,260,713
Other real estate owned held for sale	514,000	-	-	514,000
Total assets accounted for at fair value on a nonrecurring basis	$2,774,713	$-	$-	$2,774,713

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

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
September 30, 2011 (Unaudited)

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

10)Other Business Activity

Mortgage Operations

Approximately 40% of the Company’s revenues and expenses are through its wholly owned subsidiary, SecurityNational Mortgage. SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows, including loan purchase agreements from Security National Life, and with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through or originated by SecurityNational Mortgage. For the nine months ended September 30, 2011 and 2010, SecurityNational Mortgage originated and sold 5,682 loans ($959,730,285 total volume) and 8,530 loans ($1,574,178,394 total volume), respectively.

SecurityNational Mortgage has entered into a loan purchase agreement to originate and sell mortgage loans to an unaffiliated warehouse bank. The amount available to originate loans under this agreement at September 30, 2011 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to the warehouse bank. Generally, when mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day LIBOR rate. SecurityNational Mortgage is in the process of renewing its loan purchase agreement with Wells Fargo Securities for an additional one year term. The loan purchase agreement expires on November 18, 2011.

Key accounting policies related to mortgage operations are as follows:

Mortgage loans on real estate and construction loans are carried at their principal balances adjusted for charge offs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The Company defers related material loan origination fees, net of related direct loan origination costs, and amortizes the net fees over the term of the loans.

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
September 30, 2011 (Unaudited)

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

Mortgage fee income consists of origination fees, processing fees and certain other income related to the origination and sale of mortgage loans. For mortgage loans sold to third party investors, mortgage fee income and related expenses are recognized pursuant to generally accepted accounting principles at the time the sales of mortgage loans comply with the sales criteria for the transfer of financial assets, which are: (i) the transferred assets have been isolated from the Company and its creditors, (ii) the transferee has the right to pledge or exchange the mortgage, and (iii) the Company does not maintain effective control over the transferred mortgage. The Company must determine that all three criteria are met at the time a loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans, prior to warehouse banks purchasing the loans under the purchase commitments. As of September 30, 2011, there were $155,040,000, in mortgage loans in which settlements with third party investors were still pending.

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
September 30, 2011 (Unaudited)

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
September 30, 2011 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

12)         Derivative Investments (Continued)

The Company has adopted a strategy of selling “out of the money” call options on its available-for-sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option.  The liability for call options is adjusted to fair value at each reporting date. The fair value of outstanding call options as of September 30, 2011 and December 31, 2010 was $46,592 and $157,319, respectively.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option.  If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security.

The following table shows the fair value of derivatives as of September 30, 2011 and December 31, 2010.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$3,089,025	other assets	$1,024,587	Other liabilities	$182,797	Other liabilities	$151,528
Call Options	--	--	--	--	Other liabilities	46,592	Other liabilities	157,319
Interest rate swaps	--	--	--	--	Bank loans payable	125,193	Bank loans payable	116,533
Total		$3,089,025		$1,024,587		$354,582		$425,380

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Gross Amount Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative - Cash Flow Hedging Relationships:	2011	2010	2011	2010
Interest Rate Lock Commitments	$1,385,653	$314,221	$2,062,817	$610,276
Interest Rate Swaps	(14,963)	(23,718)	(8,660)	(31,179)
Total	$1,370,690	$290,503	$2,054,157	$579,097

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

The Coinsurance Agreement also provides that on and after the effective date of December 1, 2010, Security National Life is entitled to exercise all contractual rights of North America Life under the coinsured policies in accordance with the terms and provisions of such policies. Moreover, after the closing date of March 30, 2011, the Company agreed to be responsible for all the contractual liabilities under the coinsured policies, including to administer the coinsured policies at its sole expense in accordance with the terms and conditions of a services agreement. Pursuant to the terms of the Coinsurance Agreement, Security National Life paid a ceding commission to North America Life in the amount of $3,525,875. In addition, North America Life transferred $15,703,641 in assets and $19,229,516 in statutory reserves, or liabilities net of due and deferred premiums, to Security National Life. The $15,703,641 in assets included $12,990,444 in cash, $8,997 in policy loans, and $2,704,200 in promissory notes secured by real estate properties located in Bexar, Liberty, Travis and Wilson Counties in the State of Texas. The promissory notes are also guaranteed by business entities and an individual.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

13)         Reinsurance, Commitments and Contingencies (Continued)

On September 1, 2011 Security National Life with the approval of the Texas Department of Insurance assumed all of the policies which were issued by North America Life previously assumed and coinsured pursuant to the terms of the Coinsurance Agreement. Security National Life has assumed the same terms and conditions as set forth in each policy and certificates of assumptions were sent to all policyholders.

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

In addition, under the terms of the settlement agreement, Wells Fargo has the right to deduct 10 basis points (.0010) from the purchase proceeds of each loan that SecurityNational Mortgage sells to Wells Fargo during the period from April 8, 2011 to March 31, 2017.  From April 8, 2011 to September 30, 2011, Wells Fargo deducted a total of $530,329, representing 10 basis points from the purchase proceeds of the loans that SecurityNational Mortgage sold to Wells Fargo during that period. SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser other than Wells Fargo and pay such amounts to Wells Fargo.  From April 8, 2011 to September 30, 2011, SecurityNational Mortgage paid Wells Fargo a total of $50,393, representing 10 basis points from the purchase proceeds of the loans it sold to mortgage loan purchasers other than Wells Fargo during that period. Finally, SecurityNational Mortgage is required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 28 real estate properties with a total book value of $5,597,900 as of September 30, 2011.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

13)         Reinsurance, Commitments and Contingencies (Continued)

In consideration for SecurityNational Mortgage making the initial settlement payment to Wells Fargo, Wells Fargo and related parties, including Wells Fargo Bank, released SecurityNational Mortgage and related parties, including the Company and Security National Life Insurance Company, from any claims, demands, damages, obligations, liabilities, or causes of action relating to residential mortgage loans that Wells Fargo purchased from SecurityNational Mortgage prior to December 31, 2009.  Similarly, SecurityNational Mortgage released Wells Fargo and its related parties from any claims, demands, damages, obligations, liabilities, or causes of actions relating to residential mortgage loans that Wells Fargo purchased from SecurityNational Mortgage prior to December 31, 2009.  SecurityNational Mortgage is not aware of any repurchase or indemnification demands by Wells Fargo for residential mortgage loans with a closing date after December 31, 2009.

As of September 30, 2011, the Company reserved and accrued $3,126,454 to settle investor related claims against SecurityNational Mortgage for the allegedly defective mortgage loans that SecurityNational Mortgage sold to Wells Fargo and other mortgage loan purchasers.  Of the $6,220,435 reserved for mortgage loan losses as of December 31, 2010, $4,300,000 was reserved for the $3,300,000 settlement payment that SecurityNational Mortgage made to Wells Fargo shortly after the settlement agreement was executed on April 7, 2011 and for the $1,000,000 in settlement payments that SecurityNational Mortgage made to Wells Fargo in January 2011.

Third Party Investors

There have been assertions in third party investor correspondence that SecurityNational Mortgage sold mortgage loans that allegedly contained misrepresentations or experienced early payment defaults, or that were otherwise allegedly  defective or not in compliance with agreements between SecurityNational Mortgage and the third party investors consisting principally of financial institutions.  As a result of these claims, third party investors have made demands that SecurityNational Mortgage repurchase certain alleged defective mortgage loans that were sold to such investors or indemnify them against any losses related to such loans.

As of September 30, 2011, third party investors have asserted total estimated potential claims of $20,319,870 relating to loan repurchases, loan indemnifications and other loan issues.  The Company has estimated the probable potential losses for the asserted claims by these third party investors to be less. The Company has reserved and accrued $3,126,454 as of September 30, 2011 to settle all such investor related claims. The Company believes this amount is adequate to resolve these claims and the amount represents the Company’s estimate of possible losses relating to any outstanding claims by these investors.

These claims are greater than the net asset value of SecurityNational Mortgage, which was $16,957,626 on September 30, 2011, and its reserve for mortgage loan loss, which was $3,126,454 on September 30, 2011.  The Company disagrees with the claims asserted by third party investors against SecurityNational Mortgage and believes it has significant defenses to these claims. Any additional loss in excess of the current loan loss reserve cannot be estimated as negotiations are still in progress.  It is possible that future negotiations could result in a change in the estimate of the loan loss reserve.

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

Termination of Business Relationship with Third Party Investor

During settlement discussions with one of the third party investors during the second and third quarters of 2010, the investor made a settlement proposal to SecurityNational Mortgage.  When SecurityNational Mortgage declined to accept the settlement proposal, because it regarded the language in the settlements as unreasonable, the investor notified SecurityNational Mortgage by letter dated October 20, 2010, of its decision to terminate its business relationship with SecurityNational Mortgage.  In particular, the letter provided notice of termination of a loan purchase agreement with the investor.  As a result, the investor is no longer accepting any new commitments for mortgage loans from SecurityNational Mortgage.  However, the investor completed the purchase of mortgage loans from SecurityNational Mortgage involving mortgage loan commitments that had been made before October 20, 2010.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

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

The Company believes the investor wrongfully applied the $5,970,941 from the over/under account toward payment of outstanding obligations that SecurityNational Mortgage allegedly owed to the investor.  In a letter dated October 22, 2010 to the investor, SecurityNational Mortgage stated, without waiving any of its rights against the investor, that it objected to the investor debiting $5,970,941 from the over/under account, as well as any amount attempted to be debited thereafter without specific written approval of SecurityNational Mortgage. SecurityNational Mortgage sent letters to the investor requesting a withdrawal of funds from the over/under account before the investor debited the $5,970,941 from the account.  SecurityNational Mortgage recognized this withdrawal of funds by the investor by reducing the balance of SecurityNational Mortgage’s accrued losses on loans sold (a liability account) and its restricted cash held by the investor. SecurityNational Mortgage is currently determining what action to take against the investor for wrongfully debiting the funds from the over/under account.

Lehman Brothers - Aurora Loan Services Litigation

On April 15, 2005, SecurityNational Mortgage entered into a loan purchase agreement with Lehman Brothers Bank, FSB (“Lehman Bank”). Under the terms of the loan purchase agreement, Lehman Bank agreed to purchase mortgage loans from time to time from SecurityNational Mortgage. During 2007, Lehman Bank and its wholly owned subsidiary, Aurora Loan Services LLC (“Aurora Loan Services”), purchased a total of 1,490 mortgage loans in the aggregate amount of $352,774,000 from SecurityNational Mortgage. Lehman Bank asserted that certain of the mortgage loans that it purchased from SecurityNational Mortgage during 2007 contained alleged misrepresentations and early payment defaults. As a result of these alleged breaches in the mortgage loans, Lehman Bank contended it had the right to require SecurityNational Mortgage to repurchase certain loans or be liable for losses related to such loans under the loan purchase agreement. SecurityNational Mortgage disagrees with these claims.

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
September 30, 2011 (Unaudited)

13)         Reinsurance, Commitments and Contingencies (Continued)

Since the reserve account was established, funds had been paid from the account to indemnify $4,269,000 in alleged losses from 31 mortgage loans that were among the 54 mortgage loans with alleged breaches that were covered by the Indemnification Agreement and ten other mortgage loans with alleged breaches. In the last  monthly billing statement dated April 24, 2011, to SecurityNational Mortgage, Lehman Brothers Holdings Inc. (“Lehman Holdings”) claimed that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement.

During 2008, 2009 and 2010, the Company recognized alleged losses of $1,636,000, $1,032,000 and $1,289,000, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  As of September 30, 2011, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

On May 11, 2011, SecurityNational Mortgage filed a complaint against Aurora Bank FSB, formerly known as Lehman Brothers Bank FSB (hereinafter “Lehman Bank”), and Aurora Loan Services in the United States District Court for the District of Utah because it had been unable to resolve certain issues under the Indemnification Agreement. The complaint alleges, among other things, material breach of the Indemnification Agreement, including a claim that neither Lehman Bank nor Aurora Loan Services owned mortgage loans sold by SecurityNational  to justify the amount of payments demanded from, and made by SecurityNational Mortgage. As a result, SecurityNational Mortgage alleges it is entitled to judgment in excess of $4,000,000 against Lehman Bank, as well as Aurora Loan Services to the extent of its involvement and complicity with Lehman Bank.  The complaint also alleges a second claim for material breach of a section of the Indemnification Agreement that contains an alleged “sunset” provision and that the amount of the requested payments made was not justified under the “sunset” provision.

On June 8, 2011, Lehman Holdings, which had filed for bankruptcy, filed a complaint against SecurityNational Mortgage in the United States District Court for the District of Utah.  A Lehman Holdings’ subsidiary owns Lehman Bank.  The complaint alleges that SecurityNational Mortgage sold loans to Lehman Bank, which were then sold to Lehman Holdings.  The complaint additionally alleges that Lehman Bank and Aurora Loan Services assigned their rights and remedies under the loan purchase agreement, as well as the Indemnification Agreement to Lehman Holdings, which latter assignment purportedly took place on March 28, 2011.  Lehman Holdings declared in a letter dated June 2, 2011 that the Indemnification Agreement was null and void, which is disputed by SecurityNational Mortgage.  Lehman Holdings’ alleged claims are for damages for breach of contract and breach of warranty pursuant to a loan purchase agreement and Seller’s Guide. Prior to declaring the Indemnification Agreement null and void, Lehman Holdings claimed in a then recent billing statement that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement. SecurityNational Mortgage strongly disagrees with the position of Lehman Holdings and, as set forth in its May 11, 2011 complaint, seeks affirmative relief in excess of $4,000,000 from Lehman Bank and Aurora Loan Services, which are related to Lehman Holdings.

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of September 30, 2011, the Company’s commitments were $24,801,683 for these loans of which $19,980,238 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of September 30, 2011). Maturities range between six and twelve months.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011 (Unaudited)

13)         Reinsurance, Commitments and Contingencies (Continued)

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

Results of Operations

Mortgage Operations

Overview

SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains mortgage loans primarily from its retail offices and independent brokers. The loans are funded from internal cash flows, including through loan purchase agreements with Security National Life, and from unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through SecurityNational Mortgage. For the nine months ended September 30, 2011 and 2010, SecurityNational Mortgage originated and sold 5,682 loans ($959,730,285 in total volume) and 8,530 loans ($1,574,178,394 in total volume), respectively.

The mortgage loan volume in 2011 was lower than in 2010 primarily due to reduced refinancing activity in 2011.  SecurityNational Mortgage anticipates the loan volume for 2011 to be approximately $80,000,000 to $150,000,000 per month range compared to $125,000,000 to $200,000,000 per month range in 2010. As a result of the reduced levels of mortgage loan production in 2011, SecurityNational Mortgage has taken steps to reduce staff and operating costs. The reduction in mortgage loan volume in 2011 has been due to the low demand in the housing sector resulting from slow growth of the U.S. economy and fluctuating interest rates that adversely impact the refinancing markets.

The following table shows the condensed financial results of the mortgage operations for the three and nine months ended September 30, 2011 and 2010.  See Note 8 to the Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2011	2010	% Increase (Decrease)	2011	2010	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$18,958	$23,866	(21%)	$43,634	$62,361	(30%)
Secondary gains from investors	3,240	5,531	(41%)	8,699	12,988	(33%)
Total	$22,198	$29,397	(24%)	$52,333	$75,349	(31%)
Earnings (Losses) before income taxes	$380	$656	(42%)	$(3,034)	$(2,435)	(25%)

Overall, this decrease in profitability for the nine months ended September 30, 2011 was due to the lower loan volume and lower secondary gains from third party investors.

Significant Accounting Policies

SecurityNational Mortgage has entered into a loan purchase agreement to originate and sell mortgage loans to an unaffiliated warehouse bank. The amount available to originate loans under this agreement at September 30, 2011 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to the warehouse bank. Generally, when mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day LIBOR rate. SecurityNational Mortgage is in the process of renewing its loan purchase agreement with Wells Fargo Securities for an additional one year term. The loan purchase agreement expires on November 18, 2011.

Mortgage fee income consists of origination fees, processing fees and certain other income related to the origination and sale of mortgage loans. For mortgage loans sold to third party investors, mortgage fee income and related expenses are recognized pursuant to generally accepted accounting principles (GAAP) at the time the sales of the mortgage loans comply with the sales criteria for the transfer of financial assets, which are: (i) the transferred assets have been isolated from the Company and its creditors, (ii) the transferee has the right to pledge or exchange the mortgage, and (iii) the Company does not maintain effective control over the transferred mortgage. The Company must determine that all three criteria are met at the time a loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans, prior to warehouse banks purchasing the loans under the purchase commitments. As of September 30, 2011, there were $155,040,000 in mortgage loans in which settlements with third party investors were still pending.

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

For mortgages originated and held for investment purposes, mortgage fee income and related expenses are recognized when the loan is originated.

As of September 30, 2011, the Company’s long term mortgage loan portfolio consisted of $25,671,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $19,359,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $25,671,000 in mortgage loans with delinquencies more than 90 days. During the nine months ended September 30, 2011, the Company provided an allowance for mortgage losses of $257,000. This allowance for mortgage losses was charged to loan loss expense and included in selling, general and administrative expenses for the period. The ending balance of allowances for mortgage loan losses as of September 30, 2011 and December 31, 2010 were $6,606,000 and $7,070,000, respectively.

Also as of September 30, 2011, the Company had foreclosed on a total of $52,020,000 in long term mortgage loans, of which $7,680,000 of the loans foreclosed were reclassified as other real estate held for investment or sale during 2011. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its respective life, cemeteries and mortuaries, and mortgage subsidiaries, and will lease or rent the properties until it is deemed economically desirable to sell them.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses continue to increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended September 30, 2011 and 2010, were $384,316 and $1,342,680, respectively, and for the nine months ended September 30, 2011 and 2010, were $1,220,210 and $3,276,331, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of September 30, 2011 and December 31, 2010, the balances were $3,126,454 and $5,899,025, respectively.

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

In addition, under the terms of the settlement agreement, Wells Fargo has the right to deduct 10 basis points (.0010) from the purchase proceeds of each loan that SecurityNational Mortgage sells to Wells Fargo during the period from April 8, 2011 to March 31, 2017.  From April 8, 2011 to September 30, 2011, Wells Fargo deducted a total of $530,329, representing 10 basis points from the purchase proceeds of the loans that SecurityNational Mortgage sold to Wells Fargo during that period. SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser other than Wells Fargo and pay such amounts to Wells Fargo.  From April 8, 2011 to September 30, 2011, SecurityNational Mortgage paid Wells Fargo a total of $50,393, representing 10 basis points from the purchase proceeds of the loans it sold to mortgage loan purchasers other than Wells Fargo during that period. Finally, SecurityNational Mortgage is required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs. These real estate properties consist of 28 real estate properties with a total book value of $5,597,900 as of September 30, 2011.

In consideration for SecurityNational Mortgage making the initial settlement payment to Wells Fargo, Wells Fargo and related parties, including Wells Fargo Bank, released SecurityNational Mortgage and related parties, including the Company and Security National Life Insurance Company, from any claims, demands, damages, obligations, liabilities, or causes of action relating to residential mortgage loans that Wells Fargo purchased from SecurityNational Mortgage prior to December 31, 2009.  Similarly, SecurityNational Mortgage released Wells Fargo and its related parties from any claims, demands, damages, obligations, liabilities, or causes of actions relating to residential mortgage loans that Wells Fargo purchased from SecurityNational Mortgage prior to December 31, 2009.  SecurityNational Mortgage is not aware of any repurchase or indemnification demands by Wells Fargo for residential mortgage loans with a closing date after December 31, 2009.

As of September 30, 2011, the Company reserved and accrued $3,126,000 to settle investor related claims against SecurityNational Mortgage for the allegedly defective mortgage loans that SecurityNational Mortgage sold to Wells Fargo and other mortgage loan purchasers

Mortgage Loan Loss Settlement Discussions

There have been assertions in third party investor correspondence that SecurityNational Mortgage sold mortgage loans that allegedly contained misrepresentations or experienced early payment defaults, or that were otherwise allegedly  defective or not in compliance with agreements between SecurityNational Mortgage and the third party investors consisting principally of financial institutions.  As a result of these claims, third party investors have made demands that SecurityNational Mortgage repurchase certain alleged defective mortgage loans that were sold to such investors or indemnify them against any losses related to such loans.

As of September 30, 2011, third party investors have asserted total estimated potential claims of $20,320,000 relating to loan repurchases, loan indemnifications and other loan issues.  The Company has estimated the potential losses for the asserted claims by these third party investors to be less. The Company has reserved and accrued $3,126,000 as of September 30, 2011 to settle all such investor related claims, including the Wells Fargo settlement described above.  The Company believes this amount is adequate to resolve these claims and the amount represents the Company’s estimate of possible losses relating to any outstanding claims by these investors.

These claims are greater than the net asset value of SecurityNational Mortgage, which was $16,958,000 on September 30, 2011, and its reserve for mortgage loan loss, which was $3,126,000 on September 30, 2011.  The Company disagrees with the claims asserted by third party investors against SecurityNational Mortgage and believes it has significant defenses to these claims. Any additional loss in excess of the current loan loss reserve cannot be estimated as negotiations are still in progress.  It is possible that future negotiations could result in a change in the estimate of the loan loss reserve.

If SecurityNational Mortgage is unable to negotiate acceptable terms with the third party investors, legal action may ensue in an effort to obtain amounts that the third party investors claim are allegedly due.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against claims asserted by these third party investors to the extent that a substantial judgment is entered against SecurityNational Mortgage which is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.

During settlement discussions with one of the third party investors during the second and third quarters of 2010, the investor made a settlement proposal to SecurityNational Mortgage.  When SecurityNational Mortgage declined to accept the settlement proposal because it regarded the language in the settlement documents as unreasonable, the investor notified SecurityNational Mortgage by letter dated October 20, 2010 of its decision to terminate its business relationship with SecurityNational Mortgage.  In particular, the letter provided notice of termination of a loan purchase agreement with the investor.  As a result, the investor is no longer accepting any new commitments for mortgage loans from SecurityNational Mortgage.  However, the investor completed the purchase of mortgage loans from SecurityNational Mortgage involving mortgage loan commitments that had been made before October 20, 2010.

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

The Company believes the investor wrongfully applied the $5,971,000 from the over/under account toward payment of outstanding obligations that SecurityNational Mortgage allegedly owed to the investor.  In a letter dated October 22, 2010 to the investor, SecurityNational Mortgage stated, without waiving any of its rights against the investor, that it objected to the investor debiting $5,971,000 from the over/under account, as well as any amount attempted to be debited thereafter without specific written approval of SecurityNational Mortgage. SecurityNational Mortgage sent letters to the investor requesting a withdrawal of funds from the over/under account before the investor debited the $5,971,000 from the account.  SecurityNational Mortgage recognized this withdrawal of funds by the investor by reducing the balance of SecurityNational Mortgage’s accrued losses on loans sold (a liability account) and its restricted cash held by the investor. SecurityNational Mortgage is currently determining what action to take against the investor for wrongfully debiting the funds from the over/under account.

Mortgage Loan Loss Litigation

Lehman Brothers - Aurora Loan Services Litigation

On April 15, 2005, SecurityNational Mortgage entered into a loan purchase agreement with Lehman Brothers Bank, FSB (“Lehman Bank”). Under the terms of the loan purchase agreement, Lehman Bank agreed to purchase mortgage loans from time to time from SecurityNational Mortgage. During 2007, Lehman Bank and its wholly owned subsidiary, Aurora Loan Services LLC (“Aurora Loan Services”), purchased a total of 1,490 mortgage loans in the aggregate amount of $352,774,000 from SecurityNational Mortgage. Lehman Bank asserted that certain of the mortgage loans that it purchased from SecurityNational Mortgage during 2007 contained alleged misrepresentations and early payment defaults. As a result of these alleged breaches in the mortgage loans, Lehman Bank contended it had the right to require SecurityNational Mortgage to repurchase certain loans or be liable for losses related to such loans under the loan purchase agreement. SecurityNational Mortgage disagrees with these claims.

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

Since the reserve account was established, funds had been paid from the account to indemnify $4,269,000 in alleged losses from 31 mortgage loans that were among the 54 mortgage loans with alleged breaches that were covered by the Indemnification Agreement and ten other mortgage loans with alleged breaches. In the last  monthly billing statement dated April 24, 2011, to SecurityNational Mortgage, Lehman Brothers Holdings Inc. (“Lehman Holdings”) claimed that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement.

During 2008, 2009 and 2010, the Company recognized alleged losses of $1,636,000, $1,032,000 and $1,289,000, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  As of September 30, 2011, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

On May 11, 2011, SecurityNational Mortgage filed a complaint against Aurora Bank FSB, formerly known as Lehman Brothers Bank FSB (hereinafter “Lehman Bank”), and Aurora Loan Services in the United States District Court for the District of Utah because it had been unable to resolve certain issues under the Indemnification Agreement. The complaint alleges, among other things, material breach of the Indemnification Agreement, including a claim that neither Lehman Bank nor Aurora Loan Services owned mortgage loans sold by SecurityNational  to justify the amount of payments demanded from, and made by SecurityNational Mortgage. As a result, SecurityNational Mortgage alleges it is entitled to judgment in excess of $4,000,000 against Lehman Bank, as well as Aurora Loan Services to the extent of its involvement and complicity with Lehman Bank.  The complaint also alleges a second claim for material breach of a section of the Indemnification Agreement that contains an alleged “sunset” provision and that the amount of the requested payments made was not justified under the “sunset” provision.

On June 8, 2011, Lehman Holdings, which had filed for bankruptcy, filed a complaint against SecurityNational Mortgage in the United States District Court for the District of Utah.  A Lehman Holdings’ subsidiary owns Lehman Bank.  The complaint alleges that SecurityNational Mortgage sold loans to Lehman Bank, which were then sold to Lehman Holdings.  The complaint additionally alleges that Lehman Bank and Aurora Loan Services assigned their rights and remedies under the loan purchase agreement, as well as the Indemnification Agreement to Lehman Holdings, which latter assignment purportedly took place on March 28, 2011.  Lehman Holdings declared in a letter dated June 2, 2011 that the Indemnification Agreement was null and void, which is disputed by SecurityNational Mortgage.  Lehman Holdings’ alleged claims are for damages for breach of contract and breach of warranty pursuant to a loan purchase agreement and Seller’s Guide. Prior to declaring the Indemnification Agreement null and void, Lehman Holdings claimed in a then recent billing statement that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement. SecurityNational Mortgage strongly disagrees with the position of Lehman Holdings and, as set forth in its May 11, 2011 complaint, seeks affirmative relief in excess of $4,000,000 from Lehman Bank and Aurora Loan Services, which are related to Lehman Holdings.

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

The following table shows the condensed financial results of the Cemetery and Mortuary operations for the three and nine months ended September 30, 2011 and 2010.  See Note 8 to the Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2011	2010	% Increase (Decrease)	2011	2010	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,045	$1,605	(35%)	$3,763	$4,846	(22%)
Cemetery revenues	1,476	1,286	15%	4,711	4,416	7%
Realized gains (losses) on investments and other assets	(19)	-	-	868	-	-
Other	(56)	141	(140%)	(139)	30	(563%)
Total	$2,446	$3,032	(19%)	$9,203	$9,292	(1%)
Earnings (Losses) before income taxes	$(318)	$(343)	7%	$496	$(307)	262%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses, depreciation and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $267,000 and $208,000 for the three months ended September 30, 2011 and 2010, respectively, and $776,000 and $616,000 for the nine months ended September 30, 2011 and 2010, respectively. The realized gain of $887,000 is for the sale of Greer-Wilson Funeral Home and Crystal Rose Funeral Home during the second quarter of 2011.

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

The following table shows the condensed financial results of the insurance operations for the three and nine months ended September 30, 2011 and 2010.  See the Note 8 to the Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2011	2010	% Increase (Decrease)	2011	2010	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$11,823	$9,250	28%	$36,409	$28,903	26%
Net investment income	4,530	3,462	31%	12,522	11,181	12%
Other	328	834	(61%)	1,497	2,266	(34%)
Total	$16,681	$13,546	23%	$50,428	$42,350	19%
Intersegment revenue	$1,716	$2,058	(17%)	$5,415	$6,024	(10%)
Earnings before income taxes	$773	$500	55%	$2,191	$1,967	11%

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in 2011 has improved as a result of increases in insurance premiums due to the reinsurance transaction with North America Life Insurance Company in the first quarter of 2011.

Consolidation

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Total revenues decreased by $4,650,000, or 10.1%, to $41,325,000 for the three months ended September 30, 2011, from $45,975,000 for the three months ended September 30, 2010. Contributing to this decrease in total revenues was a $6,939,000 decrease in mortgage fee income, a $531,000 decrease in net mortuary and cemetery sales, and a $522,000 decrease in realized gains on investments and other assets. This decrease in total revenues was offset by a $2,574,000 increase in insurance premiums and other considerations, a $718,000 increase in net investment income, and a $50,000 increase in other revenues.

Insurance premiums and other considerations increased by $2,574,000, or 27.8%, to $11,823,000 for the three months ended September 30, 2011, from $9,249,000 for the comparable period in 2010. This increase was primarily the result of the reinsurance transaction with North America Life Insurance Company, an increase in renewal premiums, and an increase in insurance sales causing an increase in first year premiums.

Net investment income increased by $718,000, or 16.4%, to $5,108,000 for the three months ended September 30, 2011, from $4,390,000 for the comparable period in 2010. This increase was primarily attributable to a $544,000 increase in mortgage loans on real estate income, a $316,000 increase in fixed maturity securities income, a $31,000 increase in real estate income, and a $9,000 increase in equity securities income. This increase in net investment income was offset by a $544,000 decrease in short-term investment income, a $394,000 decrease in investment expenses, and a $32,000 decrease in policy loan income.

Net cemetery and mortuary sales decreased by $531,000, or 17.9%, to $2,442,000 for the three months ended September 30, 2011, from $2,973,000 for the comparable period in 2010. This decrease was primarily due to a reduction in at-need sales in the mortuary operations.

Realized gains on investments and other assets decreased by $522,000, or 69.7%, to a $226,000 realized gain for the three months ended September 30, 2011, from a $748,000 realized gain for the comparable period in 2010. This decrease in realized gains on investments and other assets was the result of decreases in realized gains on fixed maturity securities.

Other than temporary impairments on investments remained the same for the three months ended September 30, 2011 and 2010.

Mortgage fee income decreased by $6,939,000, or 24.4%, to $21,518,000 for the three months ended September 30, 2011, from $28,457,000 for the comparable period in 2010. This decrease was primarily attributable to a decrease in secondary gains on mortgage loans sold to investors, a decrease in loan volume due to a reduced demand in the housing sector caused by the slow growth of the U.S. economy, and fluctuating interest rates that adversely impacted the refinancing markets.

Other revenues increased by $50,000, or 27.0%, to $236,000 for the three months ended September 30, 2011, from $186,000 for the comparable period in 2010. This increase was due to an increase in miscellaneous revenues throughout the Company's operations.

Total benefits and expenses were $40,490,000, or 98.0% of total revenues, for the three months ended September 30, 2011, as compared to $45,162,000, or 98.2% of total revenues, for the comparable period in 2010.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $2,142,000 or 24.6%, to $10,855,000 for the three months ended September 30, 2011, from $8,713,000 for the comparable period in 2010. This increase was primarily the result of increased future policy benefits, increased death benefits, and increased surrender and other policy benefits primarily due to the reinsurance transaction with North America Life Insurance Company.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $240,000, or 14.8%, to $1,864,000 for the three months ended September 30, 2011, from $1,624,000 for the comparable period in 2010. This increase was primarily due to the reinsurance transaction with North America Life Insurance Company and an increase in business in force.

Selling, general and administrative expenses decreased by $6,549,000, or 19.6%, to $26,835,000 for the three months ended September 30, 2011, from $33,384,000 for the comparable period in 2010. This decrease was the result of a reduction in commission expenses of $3,649,000, from $16,917,000 for the three months ended September 30, 2010 to $13,268,000 for the comparable period in 2011 due to reduced mortgage loan originations made by SecurityNational Mortgage, offset by a slight increase in life insurance sales and renewal commissions. Salaries decreased by $745,000 from $6,435,000 for the three months ended September 30, 2010 to $5,690,000 for the comparable period in 2011, primarily due to a reduction in the number of employees. Provision for loan losses and loss reserve decreased by $1,175,000 from $1,641,000 for the three months ended September 30, 2010 to $466,000 for the comparable period in 2011, primarily due to a reduction in the monthly accrual and a decrease in monthly loan origination volume. Costs related to funding mortgage loans decreased by $407,000 from $1,627,000 for the three months ended September 30, 2010 to $1,220,000 for the comparable period in 2011 due primarily to fewer loans funded as a result of a reduced demand in the housing sector. Other expenses decreased by $572,000 from $6,763,000 for the three months ended September 30, 2010 to $6,191,000 for the comparable period in 2011.

Interest expense decreased by $345,000, or 40.9%, to $498,000 for the three months ended September 30, 2011, from $843,000 for the comparable period in 2010. This reduction was primarily due to decreased outstanding balances on warehouse lines.

Cost of goods and services sold of the cemeteries and mortuaries decreased by $160,000, or 26.7%, to $438,000 for the three months ended September 30, 2011, from $598,000 for the comparable period in 2010. This reduction was primarily due to a decrease in cemetery and mortuary revenue.

Comprehensive income was $388,000 for the three months ended September 30, 2011 compared to $1,196,000 for the three months ended September 30, 2010. This $808,000 decrease in comprehensive income in 2011 was primarily the result of a $1,803,000 decrease in unrealized gains in securities available for sale, which was offset by a $728,000 increase in derivatives related to mortgage loans and a $267,000 increase in net income.

Income taxes for the insurance segment have a lower effective tax rate of 13.6% due to the deduction for small life companies. Cemetery, mortuary and mortgage segments have an effective tax rate of 34%.

Nine months Ended September 30, 2011 Compared to Nine months Ended September 30, 2010

Total revenues decreased by $15,028,000, or 11.8%, to $111,963,000 for the nine months ended September 30, 2011, from $126,991,000 for the nine months ended September 30, 2010. Contributing to this decrease in total revenues was a $22,118,000 decrease in mortgage fee income, a $850,000 decrease in net mortuary and cemetery sales, and a $339,000 decrease in other revenues. This decrease in total revenues was offset by a $7,506,000 increase in insurance premiums and other considerations, a $411,000 increase in net investment income, a $397,000 increase in realized gains on investments and other assets, and a $35,000 increase in other than temporary impairments on investments.

Insurance premiums and other considerations increased by $7,506,000, or 26.0%, to $36,409,000 for the nine months ended September 30, 2011, from $28,903,000 for the comparable period in 2010. This increase was primarily the result of the reinsurance transaction with North America Life Insurance Company, an increase in renewal premiums, and an increase in insurance sales causing an increase in first year premiums.

Net investment income increased by $411,000, or 3.0%, to $14,095,000 for the nine months ended September 30, 2011, from $13,684,000 for the comparable period in 2010. This increase was primarily attributable to a $532,000 increase in mortgage loans on real estate income, a $515,000 increase in fixed maturity securities income, a $275,000 increase in real estate investment income, and a $23,000 increase in equity securities income. This increase in net investment income was offset by a $1,345,000 decrease in short-term investment income, a $464,000 decrease in investment expenses, and a $53,000 decrease in policy loan income.

Net cemetery and mortuary sales decreased by $850,000, or 9.4%, to $8,146,000 for the nine months ended September 30, 2011, from $8,996,000 for the comparable period in 2010. This decrease was primarily due to a reduction in at-need sales in the  mortuary operations.

Realized gains on investments and other assets increased by $397,000, or 27.7%, to a $1,829,000 realized gain for the nine months ended September 30, 2011, from a $1,432,000 realized gain for the comparable period in 2010. This increase in realized gains on investments and other assets was primarily due to an $887,000 gain on the sale of Greer-Wilson Funeral Home and Crystal Rose Funeral Home offset by a decrease in realized gains on fixed maturity securities.

Other than temporary impairments on investments increased by $35,000, or 58.6%, to $95,000 for the nine months ended September 30, 2011, from $60,000 for the comparable period in 2010. This increase was due to impairments on fixed maturity securities held-to-maturity.

Mortgage fee income decreased by $22,118,000, or 30.4%, to $50,616,000 for the nine months ended September 30, 2011, from $72,734,000 for the comparable period in 2010. This decrease was primarily attributable to a reduction in secondary gains on mortgage loans sold to investors, a decrease in loan volume due to a reduced demand in the housing sector caused by the slow growth of the U.S. economy, and fluctuating interest rates that adversely impacted the refinancing markets.

Other revenues decreased by $339,000, or 26.0%, to $962,000 for the nine months ended September 30, 2011, from $1,301,000 for the comparable period in 2010. This decrease was due to a reduction in miscellaneous revenues throughout the Company's operations.

Total benefits and expenses were $112,310,000, or 100.3% of total revenues, for the nine months ended September 30, 2011, as compared to $127,766,000, or 100.6% of total revenues, for the comparable period in 2010.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $5,384,000 or 19.7%, to $32,693,000 for the nine months ended September 30, 2011, from $27,309,000 for the comparable period in 2010. This increase was primarily the result of increased future policy benefits, increased death benefits, and increased surrender and other policy benefits primarily due to the reinsurance transaction with North America Life Insurance Company.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,480,000, or 34.1%, to $5,819,000 for the nine months ended September 30, 2011, from $4,339,000 for the comparable period in 2010. This increase was primarily due to the reinsurance transaction with North America Life Insurance Company and an increase in business in force.

Selling, general and administrative expenses decreased by $21,124,000, or 22.9%, to $71,141,000 for the nine months ended September 30, 2011, from $92,265,000 for the comparable period in 2010. This decrease was the result of a reduction in commission expenses of $14,512,000, from $44,929,000 for the nine months ended September 30, 2010 to $30,417,000 for the comparable period in 2011 due to reduced mortgage loan originations made by SecurityNational Mortgage, offset by a slight increase in life insurance first year and renewal commissions during 2011. Salaries decreased by $2,290,000 from $19,883,000 for the nine months ended September 30, 2010 to $17,593,000 for the comparable period in 2011, primarily due to a reduction in the number of employees. Provision for loan losses and loss reserve decreased by $2,168,000 from $3,741,000 for the nine months ended September 30, 2010 to $1,573,000 for the comparable period in 2011, primarily due to a reduction in the monthly accrual and a decrease in monthly origination volume.  Costs related to funding mortgage loans decreased by $1,609,000 from $4,674,000 for the nine months ended September 30, 2010 to $3,065,000 for the comparable period in 2011 due primarily to fewer loans funded as a result of reduced demand in the housing sector. Other expenses decreased by $546,000 from $19,037,000 for the nine months ended September 30, 2010 to $18,491,000 for the comparable period in 2011.

Interest expense decreased by $961,000, or 44.7%, to $2,152,000 for the nine months ended September 30, 2011, from $1,191,000 for the comparable period in 2010. This reduction was primarily due to decreased outstanding balances on warehouse lines.

Cost of goods and services sold of the cemeteries and mortuaries decreased by $235,000, or 13.8%, to $1,465,000 for the nine months ended September 30, 2011, from $1,700,000 for the comparable period in 2010. This reduction was primarily due to a decrease in cemetery and mortuary revenue.

Comprehensive income was $167,000 for the nine months ended September 30, 2011, compared to $30,000 for the nine months ended September 30, 2010. This increase of $137,000 for the nine months ended September 30, 2011 was primarily the result of a $975,000 increase in derivatives related to mortgage loans, and a $485,000 increase in net income. This increase in comprehensive income was offset by a $1,324,000 decrease in unrealized gains in securities available for sale.

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

During the nine months ended September 30, 2011, the Company's operations provided cash of $18,747,000. This was due primarily to a $15,846,000 increase in future policy benefits and a $4,274,000 decrease for the nine months of 2011 in the balance of mortgage loans sold to investors. During the nine months ended September 30, 2010, the Company’s operations used cash of $46,766,000. This was due primarily to a $54,881,000 increase for the nine months of 2010 in the balance of mortgage loans sold to investors and a $13,157,000 increase in future policy benefits.

The Company’s liability for future life, annuity and other benefits is expected to be paid out over the long-term due to the Company’s market niche of selling funeral plans. Funeral plans are small face value life insurance that will pay the costs and expenses incurred at the time of a person’s death. A person generally will keep these policies in force and will not surrender them prior to a person’s death. Because of the long-term nature of these liabilities, the Company is able to hold to maturity its bonds, real estate and mortgage loans, thus reducing the risk of liquidating these long-term investments as a result of any sudden changes in fair values.

The Company attempts to match the duration of invested assets with its policyholder and cemetery and mortuary liabilities. The Company may sell investments other than those held to maturity in the portfolio to help in this timing. The Company purchases short-term investments on a temporary basis to meet the expectations of short-term requirements of the Company’s products.

The Company’s investment philosophy is intended to provide a rate of return which will persist during the expected duration of policyholder and cemetery and mortuary liabilities regardless of future interest rate movements.

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $133,483,000 as of September 30, 2011 compared to $96,453,000 as of December 31, 2010. This represents 40.2% and 35.0% of the total investments as of September 30, 2011 and December 31, 2010, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At September 30, 2011, 4.23% (or $5,649,000) and at December 31, 2010, 6.2% (or $6,019,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which were considered non-investment grade.

The Company has classified its fixed income securities as held-to-maturity. Business conditions, however, may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2011 and December 31, 2010, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank debt and notes payable was $77,502,000 as of September 30, 2011, as compared to $66,994,000 as of December 31, 2010. Stockholders’ equity as a percent of total capitalization was 78.1% and 89.5% as of September 30, 2011 and December 31, 2010, respectively. Bank debt and notes payable increased $10,508,000 for the nine months ended September 30, 2011 when compared to December 31, 2010, thus decreasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2010 was 8.0% as compared to a rate of 9.0% for 2009. The 2011 lapse rate to date has been approximately the same as 2010.

At September 30, 2011, $25,101,758 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to the Company, its parent company, without the approval of insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the annual report on Form 10-K filed for the year ended December 31, 2010.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with United States GAAP.

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

On June 8, 2011, Lehman Brothers Holdings Inc. (“Lehman Holdings”), which had filed for bankruptcy under Chapter 11of the U.S. Bankruptcy Code, filed a complaint against SecurityNational Mortgage in the United States District Court for the District of Utah.  A Lehman Holdings subsidiary owns Lehman Bank.  The complaint alleges that SecurityNational Mortgage sold loans to Lehman Bank, which were then sold to Lehman Holdings.  The complaint additionally alleges that Lehman Bank and Aurora Loan Services assigned their rights and remedies under the loan purchase agreement as well as the Indemnification Agreement to Lehman Holdings, which assignment latter purportedly took place on March 28, 2011.  Lehman Holdings declared in a letter dated June 2, 2011 that the Indemnification Agreement was null and void, which is disputed by SecurityNational Mortgage.  Lehman Holdings’ alleged claims are for damages for breach of contract and breach of warranty pursuant to a loan purchase agreement and Seller’s Guide.  Prior to declaring the Indemnification Agreement null and void, Lehman Holdings claimed in its then most recent monthly billing statement dated April 24, 2011, that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement. SecurityNational Mortgage strongly disagrees with the position of Lehman Holdings and, as set forth in the May 11, 2011 complaint, seeks affirmative relief in excess of $4,000,000 from Lehman Bank and Aurora Loan Services, which are related to Lehman Holdings.

Answers to the respective complaints have been filed in the foregoing cases involving Lehman Bank, Aurora Loan Services and Lehman Holdings and formal discovery is in process.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

None

Item 5.          Other Information.

Reinsurance with North America Life Insurance Company

On March 30, 2011, the Company, through its wholly owned subsidiary, Security National Life, completed a Coinsurance Agreement with North America Life Insurance Company (“North America Life”), a Texas domiciled insurance company. Under the terms of the Coinsurance Agreement, Security National Life agreed to reinsure certain insurance policies of North America Life in exchange for the settlement amount of $15,704,000. Effective as of December 1, 2010, North America Life ceded or transferred to Security National Life, and Security National Life accepted and coinsured all of North America Life’s contractual liabilities under the coinsured policies by means of indemnity reinsurance. The Coinsurance Agreement was approved by the Texas Department of Insurance.

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

Pursuant to the terms of the Coinsurance Agreement, Security National Life paid a ceding commission to North America Life in the amount of $3,526,000. In addition, North America Life transferred $15,704,000 in assets and $19,230,000 in statutory reserves, or liabilities net of due and deferred premiums, to Security National Life. The $15,704,000 in assets included $12,990,000 in cash, $9,000 in policy loans, and $2,704,000 in promissory notes secured by real estate properties located in Bexar, Liberty, Travis and Wilson Counties in the State of Texas. The promissory notes are also guaranteed by business entities and an individual.

On September 1, 2011 Security National Life with the approval of the Texas Department of Insurance assumed all of the policies which were issued by North America Life and previously assumed and coinsured pursuant to the terms of the Coinsurance Agreement. Security National Life has assumed the same terms and conditions as set forth in each policy and certificates of assumptions were sent to all policyholders.

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

In addition, under the terms of the settlement agreement, Wells Fargo has the right to deduct 10 basis points (.0010) from the purchase proceeds of each loan that SecurityNational Mortgage sells to Wells Fargo during the period from April 8, 2011 to March 31, 2017.  From April 8, 2011 to September 30, 2011, Wells Fargo deducted a total of $530,329, representing 10 basis points, from the purchase proceeds of the loans that SecurityNational Mortgage sold to Wells Fargo during that period. SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser other than Wells Fargo and pay such amounts to Wells Fargo.  From April 8, 2011 to September 30, 2011, SecurityNational Mortgage paid Wells Fargo a total of $50,393, representing 10 basis points from the purchase proceeds of the loans it sold to mortgage loan purchasers other than Wells Fargo during that period. Finally, SecurityNational Mortgage is required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 28 real estate properties with a total book value of $5,597,900 as of September 30, 2011.

In consideration for SecurityNational Mortgage making the initial settlement payment to Wells Fargo, Wells Fargo and related parties, including Wells Fargo Bank, released SecurityNational Mortgage and related parties, including the Company and Security National Life Insurance Company, from any claims, demands, damages, obligations, liabilities, or causes of action relating to residential mortgage loans that Wells Fargo purchased from SecurityNational Mortgage prior to December 31, 2009.  Similarly, SecurityNational Mortgage released Wells Fargo and its related parties from any claims, demands, damages, obligations, liabilities, or causes of actions relating to residential mortgage loans that Wells Fargo purchased from SecurityNational Mortgage prior to December 31, 2009.  SecurityNational Mortgage is not aware of any repurchase or indemnification demands by Wells Fargo for residential mortgage loans with a closing date after December 31, 2009.

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

(a)(3)       Exhibits
The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (4)
3.2	Amended Bylaws (6)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
10.2	2003 Stock Option Plan (5)
10.3	2006 Director Stock Option Plan (12)
10.4	Deferred Compensation Agreement with George R. Quist (2)
10.5	Deferred Compensation Plan (3)
10.6	Employment agreement with J. Lynn Beckstead, Jr. (7)
10.7	Employment agreement with Scott M. Quist (8)
10.8	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (9)
10.9	Settlement Agreement and Release with Wells Fargo Funding (10)
10.10	Coinsurance Agreement between Security National Life Insurance Company and North American Life Insurance Company (11)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance
101.xsd	XBRL Schema
101.cal	XBRLCalculation
101.def	XBRL Definition
101.lab	XBRL Label
101.pre	XBRL Presentation
_________________

(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on September 29, 1987
(2)	Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
(3)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
(4)	Incorporated by reference from Report on Form 8-K/A, as filed on January 8, 2003
(5)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on September 5, 2003, relating to the Company’s Annual Meeting of Shareholders
(6)	Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
(7)	Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
(8)	Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
(9)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2009
(10)	Incorporated by reference from Report on Form 8-K, as filed on April 12, 2011
(11)	Incorporated by reference from Report on Form 8-K/A, as filed on May 6, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: November 14, 2011	/s/ George R. Quist
George R. Quist
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2011	/s/ Stephen M. Sill
Stephen M. Sill
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)