Form 10-K
period 2011-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2012-03-30
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business date of the registrant’s most recently completed second fiscal quarter. $13,582,000

As of March 29, 2012, there were outstanding 9,638,798 shares of Class A Common Stock, $2.00 par value per share, and 10,135,976 shares of Class C Common Stock, $.20 par value per share.

Documents Incorporated by Reference

None.

Item 1. Business

Security National Financial Corporation (the “Company”) operates in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance. These products are marketed in 38 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment of the Company consists of five cemeteries in the state of Utah and one cemetery in the state of California, and seven mortuaries in the state of Utah and one mortuary in the state of Arizona. The Company also engages in pre-need selling of funeral, cemetery, mortuary and cremation services through its Utah, Arizona and California operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage loan segment is an approved government and conventional lender that originates and underwrites or otherwise purchases residential and commercial loans for new construction, existing homes and real estate projects. The mortgage loan segment operates through 73 wholesale and retail offices in sixteen states, and is an approved mortgage lender in several other states.

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

The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies. In 1989, the Company acquired Paradise Chapel Funeral Home, Inc. and, in 1991, it acquired Holladay Memorial Park, Inc., Cottonwood Mortuary, Inc. and Deseret Memorial, Inc. In 1993, the Company formed SecurityNational Mortgage Company (“SecurityNational Mortgage”) to originate and refinance residential mortgage loans. See note 14 of the Notes to Consolidated Financial Statements for additional disclosure and discussion regarding segments of the business.

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

A majority of the Company’s funeral plan premiums come from the states of Florida, Louisiana, Mississippi, Oklahoma, Tennessee, Texas and Utah.

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

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2011:

	2011		2010	2009		2008		2007
Life Insurance Policy/Cert. Count as of December 31	414,411	(3)	398,774	407,673		415,656	(2)	405,224	(1)
Insurance in force as of December 31 (omitted 000)	$2,969,648	(3)	$3,003,622	$2,617,946		$2,454,409	(2)	$2,434,733	(1)
Premiums Collected (omitted 000)	$47,982	(3)	$38,579	$38,399	(2)	$36,063	(1)	$32,173

(1)	Includes the purchase of Capital Reserve Life Insurance Company on December 17, 2007.
(2)	Includes the purchase of Southern Security Life Insurance Company on December 18, 2008.
(3)	Includes the assumption reinsurance of North America Life Insurance Company on March 30, 2011.

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

Annuities have guaranteed interest rates that range from 3% to 6.5% per annum. Above that, the interest rate credited is periodically determined by the Board of Directors at their discretion. An immediate annuity is a contract in which the individual remits to the Company a sum of money in return for the Company’s obligation to pay a series of payments on a periodic basis over a designated period of time, such as an individual’s life, or for such other period as may be designated.

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

The following table summarizes the annuity business for the five years ended December 31, 2011:

	2011		2010	2009	2008		2007
Annuities Policy/Cert. Count as of December 31	11,313	(3)	12,344	12,366	11,411	(2)	11,175	(1)
Deposits Collected (omitted 000)	$5,757	(3)	$6,166	$6,737	$8,959	(1)(2)	$4,080

(1)	Includes the purchase of Capital Reserve Life Insurance Company on December 17, 2007.
(2)	Includes the purchase of Southern Security Life Insurance Company on December 18, 2008.
(3)	Includes the assumption reinsurance of North America Life Insurance Company on March 30, 2011.

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

Markets and Distribution

The Company currently markets its accident policies through web marketing.

The following table summarizes the accident and health insurance business for the five years ended December 31, 2011:

	2011	2010	2009	2008	2007
Accident and Health Policy/Cert. Count as of December 31	8,268	9,269	13,436	14,060	14,845
Premiums Collected (omitted 000)	$175	$203	$219	$232	$257

Reinsurance

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

The Company’s policy is to retain no more than $100,000 of ordinary insurance per insured life. Excess risk is reinsured. The total amount of life insurance in force at December 31, 2011, reinsured by other companies, aggregated $87,441,000, representing approximately 3.0% of the Company’s life insurance in force on that date.

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding reinsurance.

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

Cemetery and Mortuary

Products

The Company has six wholly-owned non-denominational cemeteries and eight wholly-owned mortuaries. Through its cemetery and mortuary operations, the Company markets a variety of products and services both on a pre-need basis (prior to death) and an at-need basis (at the time of death). The products include plots, interment vaults, mausoleum crypts and niches, markers, caskets, flowers and other related products. The services include professional services of funeral directors, opening and closing of graves, use of chapels and viewing rooms, and use of automobiles and clothing. The Company has a funeral chapel at each of its cemeteries, other than Holladay Memorial Park and Singing Hills Memorial Park, and has four separate stand-alone mortuary facilities.

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

Mortgage Loans

Products

Beginning in 1993, the Company, through its wholly owned subsidiary, SecurityNational Mortgage Company (“SecurityNational Mortgage”) has been active in the residential real estate market. The Company has current approvals through HUD, Fannie Mae, Freddie Mac and other substantial secondary market investors, which enable it to originate a variety of residential mortgage loan products that are subsequently sold to investors and the Company uses internal and external funding sources with unaffiliated financial institutions.

Security National Life, an affiliate of SecurityNational Mortgage, originates commercial real estate loans both for internal investment as well as for sale to unaffiliated investors and also originates residential construction loans.

Markets and Distribution

The Company’s residential mortgage lending services are marketed primarily to mortgage originators. SecurityNational Mortgage maintains a majority of its retail origination presence in the Utah, Florida, California, Illinois and Texas markets in addition to five wholesale branch offices located in California, Florida, Kansas, Texas and Utah, with sales representatives in these and other states. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding mortgage loans.

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

The Coinsurance Agreement also provides that on and after the effective date of December 1, 2010, Security National Life is entitled to exercise all contractual rights of North America Life under the coinsured policies in accordance with the terms and provisions of such policies. Moreover, after the closing date of March 30, 2011, the Company agreed to be responsible for all the contractual liabilities under the coinsured policies, including the administration of the coinsured policies at its sole expense in accordance with the terms and conditions of a services agreement. Pursuant to the terms of the Coinsurance Agreement, Security National Life paid a ceding commission to North America Life in the amount of $3,525,875. In addition, North America Life transferred $15,703,641 in assets and $19,229,516 in statutory reserves, or liabilities net of due and deferred premiums, to Security National Life. The $15,703,641 in assets included $12,990,444 in cash, $8,997 in policy loans, and $2,704,200 in promissory notes secured by real estate properties located in Bexar, Liberty, Travis and Wilson Counties in the State of Texas. The promissory notes are also guaranteed by business entities and an individual.

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

The Company’s mortgage subsidiary, SecurityNational Mortgage, is subject to the rules and regulations of the U.S. Department of Housing and Urban Development and to various state licensing acts and regulations. These regulations, among other things, specify minimum capital requirements, the procedures for the origination, the underwriting, the licensing of wholesale brokers, quality review audits and the amounts that can be charged to borrowers for all FHA and VA loans. Each year, the Company must have an audit by an independent registered public accounting firm to verify compliance under these regulations. In addition to the government regulations, the Company must meet loan requirements of various investors who purchase the loans.

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

Security National Life, Memorial Insurance Company and Southern Security may not continue to receive the benefit of the small life insurance company deduction. In order to qualify for the small company deduction, the combined tax assets of the Company must be less than $500,000,000 and the taxable income of the life insurance companies must be less than $3,000,000 on a tax accounting basis. To the extent that the net income limitation is exceeded, the small life insurance company deduction is phased out over the next $12,000,000 of life insurance company taxable income.

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
The mortgage industry is highly competitive with a large number of mortgage companies and banks in the same geographic area in which the Company is operating. The mortgage industry in general is sensitive to changes in interest rates and the refinancing market is particularly vulnerable to changes in interest rates.

Employees

As of December 31, 2011, the Company had 652 full-time and 288 part-time employees.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities and certain other information relating to these properties.

Street	City	State	Function	Owned Leased	Approximate Square Footage	Lease Amount			Expiration
5300 South 360 West	Salt Lake City	UT	Corporate Headquarters	Owned	30,317	$356,760	/	yr	month to month
755 Rinehart Road	Lake Mary	FL	Mortgage Sales	Owned	9,348	$121,151	/	yr	month to month
3935 I-55 South, Frontage Road	Jackson	MS	Insurance Operations	Owned	12,000	$84,000	/	yr	month to month
5247 Greenpine Drive	Murray	UT	Cemetery & Insurance Sales	Owned	1,700	$3,106	/	mo	month to month
497-A Sutton Bridge Road	Rainbow City	AL	Fast Funding Operations	Leased	5,500	$26,400	/	yr	06/30/14
222 N Hervey, Suite B	Hope	AR	Mortgage Sales	Leased	1,000	$300	/	mo	month to month
3807 McCain Park Dr. #110	North Little Rock	AR	Mortgage Sales	Leased	1,125	$1,000	/	mo	month to month
5701 Talavi Blvd. #155	Glendale	AZ	Mortgage Sales	Leased	2,214	$45,500	/	yr	05/06/15
4740 Green River Road, #107	Corona	CA	Mortgage Sales	Leased	1,677	$23,142	/	yr	04/15/12
12150 Tributary Point Dr., Suite 160	Gold River	CA	Mortgage Sales	Leased	2,400	$49,400	/	yr	06/30/12
27344 Tourney Road Suite 220	San Clarita	CA	Mortgage Sales	Leased	2,455	$72,000	/	yr	04/30/14
27451 Tourney Road Suite 130	San Clarita	CA	Mortgage Sales	Leased	1,191	$33,600	/	yr	04/30/14
421 S. Cataract	San Dimas	CA	Mortgage Sales	Leased	6,200	$56,400	/	yr	03/31/13
8695 College Parkway	Ft Myers	FL	Mortgage Sales	Leased	1,000	$11,100	/	yr	06/30/12
2435 US Highway 19 North Suite #208	Holiday	FL	Mortgage Sales	Leased	305	$250	/	mo	month to month
905 Lee Road	Orlando	FL	Mortgage Sales	Leased	201	$925	/	mo	month to month
935 Main Street, Suite C-2	Safe Harbor	FL	Mortgage Sales	Leased	1,050	$17,334	/	yr	10/11/12
1221 Kapiolani Blvd #930	Honolulu	HI	Mortgage Sales	Leased	1,340	$15,912	/	yr	08/27/12
970 No. Kalaheo Ave, Suite A-214	Kailua	HI	Mortgage Sales	Leased	665	$19,094	/	yr	09/30/12
360 Sun Valley Road Suite 2	Ketchum	ID	Mortgage Sales	Leased	1,430	$24,000	/	yr	11/30/14
1540 W North Ave. #2	Chicago	IL	Mortgage Sales	Leased	1,000	$19,200	/	yr	04/30/12
7227 West Madison Avenue	Forest Park	IL	Mortgage Sales	Leased	1,800	$21,600	/	yr	05/31/12
1200 Jorie Blvd #220	Oak Brook	IL	Mortgage Sales	Leased	4,763	$84,543	/	yr	10/31/14
2525-24th Suite #208	Rock Island	IL	Mortgage Sales	Leased	1,000	$2,400	/	mo	month to month
6813 Hobson Valley Drive #104	Woodridge	IL	Mortgage Sales	Leased	1,000	$3,000	/	yr	11/30/12
47-51 Southpark Boulevard	Greenwood	IN	Mortgage Sales	Leased	4,818	$22,800	/	yr	03/31/12
1655 Thornapple Circle	Valparaiso	IN	Mortgage Sales	Leased	744	$10,416	/	yr	07/31/12
822 North Main	McPhearson	KS	Mortgage Sales	Leased	560	$900	/	mo	month to month
6900 College Blvd., Suite 950	Overland Park	KS	Mortgage Sales	Leased	2,800	$55,100	/	yr	01/31/13
150 A Andover Street	Danvers	MA	Mortgage Sales	Leased	2,138	$28,863	/	yr	05/30/13
2016 NW South Outer Road	Blue Spring	MO	Mortgage Sales	Leased	1,000	$10,800	/	yr	11/30/12
200 NE Missouri Road #235	Lee's Summit	MO	Mortgage Sales	Leased	1,000	$150	/	mo	month to month
111 West Port Plaza, Suite 600	St. Louis	MO	Mortgage Sales	Leased	300	$7,600	/	yr	08/30/11
12977 North Forty Drive Ste 203	St. Louis	MO	Mortgage Sales	Leased	2,933	$50,881	/	yr	11/30/14
1400 Battleground Ave #202-A	Greensboro	NC	Mortgage Sales	Leased	600	$300	/	mo	month to month
375 N Stephanie #2311	Henderson	NV	Mortgage Sales	Leased	3,938	$47,256	/	yr	08/31/14
3035 South Jones Blvd #5	Las Vegas	NV	Mortgage Sales	Leased	890	$1,100	/	mo	month to month
3285 North Fort Apache Road	Las Vegas	NV	Mortgage Sales	Leased	1,000	$11,500	/	mo	month to month
2499 Capital of Texas Hwy #102	Austin	TX	Mortgage Sales	Leased	1,363	$2,428	/	mo	month to month
2900 South Congress #101	Austin	TX	Mortgage Sales	Leased	916	$1,070	/	mo	month to month
5000 Plaza on the Lake Drive, Suite 250	Austin	TX	Mortgage Sales	Leased	9,500	$1,254	/	mo	month to month
6805 Capitol of Texas Highway, Suite 315	Austin	TX	Mortgage Sales	Leased	2,300	$4,275	/	mo	month to month
8700 Manchca Road #603	Austin	TX	Mortgage Sales	Leased	1,000	$300	/	mo	month to month
9737 Great Hills Trail, Suite 200	Austin	TX	Mortgage Sales	Leased	8,000	$2,500	/	mo	month to month
1213 East Alton Gloor Blvd Suite H	Brownsville	TX	Mortgage Sales	Leased	1,000	$13,200	/	yr	09/30/12
255 Elk Drive Suite D	Burleson	TX	Mortgage Sales	Leased	1,182	$19,503	/	yr	01/31/14
12201 Merit Drive, Suite 400	Dallas	TX	Mortgage Sales	Leased	4,613	$83,034	/	yr	06/01/12
501 Wynnewood Village #210	Dallas	TX	Mortgage Sales	Leased	1,000	$12,000	/	yr	06/30/14
5211 South McColl Road Suite G	Edinburg	TX	Mortgage Sales	Leased	1,000	$450	/	mo	month to month
17000 El Camino Real #103D	Houston	TX	Mortgage Sales	Leased	750	$750	/	mo	month to month
17347 Village Green Drive-102A	Houston	TX	Mortgage Sales	Leased	3,000	$4,195	/	mo	month to month
5353 W. Sam Houston Parkway N., Suite 170	Houston	TX	Mortgage Sales	Leased	5,442	$69,756	/	yr	04/30/13
7410 Westview	Houston	TX	Mortgage Sales	Leased	1,000	$7,260	/	yr	03/31/15
21394 Provincial Blvd	Katy	TX	Mortgage Sales	Leased	1,250	$15,720	/	yr	01/31/12
201 Kingwood Medical Drive A400	Kingwood	TX	Mortgage Sales	Leased	1,850	$4,420	/	mo	month to month
1310 RR 620 S #C15	Lakeway	TX	Mortgage Sales	Leased	2,472	$3,060	/	mo	03/31/12
1354 North Loop 1604 East	San Antonio	TX	Mortgage Sales	Leased	3,622	$56,684	/	mo	03/18/13
2511 N Loop 1604 West Ste 100	San Antonio	TX	Mortgage Sales	Leased	1,100	$1,500	/	mo	month to month
613 Northwest Loop 410, Suite 685	San Antonio	TX	Mortgage Sales	Leased	1,170	$48,500	/	yr	10/31/12
1095 Evergreen Circle #214	The Woodlands	TX	Mortgage Sales	Leased	1,000	$17,760	/	yr	02/29/12
1201 Lake Woodlands Drive #4016	The Woodlands	TX	Mortgage Sales	Leased	2,648	$15,600	/	yr	02/28/12

Item 2. Properties (Continued)

Street	City	State	Function	Owned Leased	Approximate Square Footage	Lease Amount			Expiration
6965 Union Park Center #200	Cottonwood Heights	UT	Mortgage Sales	Leased	7,620	$14,065	/	yr	07/31/15
288 SR 248, Suite 2A	Kamas	UT	Mortgage Sales	Leased	1,480	$22,200	/	yr	02/01/12
1558 N Woodland Park Drive #400	Layton	UT	Mortgage Sales	Leased	1,000	$2,500	/	yr	month to month
6965 South Union Park, Suites 200, 470 & 480	Midvale	UT	Mortgage Sales	Leased	7,978	$15,351	/	yr	08/31/16
378 East 720 South	Orem	UT	Mortgage Sales	Leased	2,048	$19,200	/	yr	05/31/12
1245 Deer Valley Drive #3A	Park City	UT	Mortgage Sales	Leased	2,183	$43,660	/	yr	12/31/14
6584 North Creekside Lane, Suite 150	Park City	UT	Mortgage Sales	Leased	200	$4,800	/	yr	month to month
1864 West 12600 South	Riverton	UT	Mortgage Sales	Leased	277	$6,911	/	yr	03/14/12
5525 South 900 East, Suite 210	Salt Lake City	UT	Mortgage Sales	Leased	2,000	$37,000	/	yr	month to month
6740 South 1300 East, Suite 100	Salt Lake City	UT	Mortgage Sales	Leased	3,200	$79,796	/	yr	04/17/12
970 East Murray-Holladay Rd., Suite 603	Salt Lake City	UT	Mortgage Sales	Leased	6,357	$43,742	/	yr	01/31/13
9815 S. Monroe Street	Sandy	UT	Mortgage Sales	Leased	2,800	$59,988	/	yr	03/31/16
1099 West South Jordan Parkway	South Jordan	UT	Mortgage Sales	Leased	3,329	$60,913	/	yr	10/31/14
1244 North Main Street, Suite 203	Tooele	UT	Mortgage Sales	Leased	1,230	$2,200	/	mo	month to month
70 South Main Street	Tooele	UT	Mortgage Sales	Leased	1,230	$24,000	/	yr	04/19/14
8831 South Redwood Rd	West Jordan	UT	Mortgage Sales	Leased	1,000	$97,248	/	yr	07/31/12
5909 6th Avenue A	Kenosha	WI	Mortgage Sales	Leased	1,000	$950	/	mo	month to month

The Company believes the office facilities it occupies are in good operating condition and adequate for current operations. The company will enter into additional leases as expansion warrants.  Those leases will be month to month where possible.  As leases expire the Company will either renew or find comparable leases or acquire additional office space.

The following table summarizes the location and acreage of the six Company owned cemeteries, each of which includes one or more mausoleums:

				Net Saleable Acreage
Name of Cemetery	Location	Date Acquired	Developed Acreage (1)	Total Acreage (1)	Acres Sold as Cemetery Spaces (2)	Total Available Acreage (1)
Memorial Estates, Inc.
Lakeview Cemetery	1640 East Lakeview Drive Bountiful, Utah	1973	7	40	6	34

Mountain View Cemetery	3115 East 7800 South Salt Lake City, Utah	1973	15	54	15	39

Redwood Cemetery (4)	6500 South Redwood Road West Jordan, Utah	1973	27	78	28	50

Cottonwood Mortuary, Inc.
Deseret Memorial Inc. Lake Hills Cemetery (3)	10055 South State Street Sandy, Utah	1991	9	41	4	37

Holladay Memorial Park (3)(4)	4900 South Memory Lane Holladay, Utah	1991	5	14	4	10

California Memorial Estates
Singing Hills Memorial Park	2800 Dehesa Road El Cajon, California	1995	8	35	4	31

(1)	The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company’s inspection of the cemeteries.
(2)	Includes spaces sold for cash and installment contract sales.
(3)
As of December 31, 2011, there were mortgages of approximately $878,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, and Lake Hills Cemetery.

(4)	These cemeteries include two granite mausoleums.

Item 2. Properties (Continued)

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the eleven Company owned mortuaries:

		Date	Viewing		Square
Name of Mortuary	Location	Acquired	Room(s)	Chapel(s)	Footage
Memorial Mortuary	5850 South 900 East
	Murray, Utah	1973	3	1	20,000

Memorial Estates, Inc.:
Redwood Mortuary(2)	6500 South Redwood Rd.
	West Jordan, Utah	1973	2	1	10,000

Mountain View Mortuary(2)	3115 East 7800 South
	Salt Lake City, Utah	1973	2	1	16,000

Lakeview Mortuary(2)	1640 East Lakeview Dr.
	Bountiful, Utah	1973	0	1	5,500

Paradise Chapel Funeral Home	3934 East Indian School Road
	Phoenix, Arizona	1989	2	1	9,800

Deseret Memorial, Inc.:
Deseret Mortuary(1)	36 East 700 South
	Salt Lake City, Utah	1991	2	2	36,300

Lakehills Mortuary(2)	10055 South State St.
	Sandy, Utah	1991	2	1	18,000

Cottonwood Mortuary(1)(2)	4670 South Highland Dr.
	Holladay, Utah	1991	2	1	14,500

(1)
As of December 31, 2011, there were mortgages of approximately $878,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park and Lake Hills Cemetery.

(2)	These funeral homes also provide burial niches at their respective locations.

Item 3.  Legal Proceedings

Lehman Brothers – Aurora Loan Services Litigation

On April 15, 2005, SecurityNational Mortgage Company (“SecurityNational Mortgage”) entered into a loan purchase agreement with Lehman Brothers Bank, FSB (“Lehman Bank”). Under the terms of the loan purchase agreement, Lehman Bank agreed to purchase mortgage loans from time to time from SecurityNational Mortgage. During 2007, Lehman Bank and its wholly owned subsidiary, Aurora Loan Services LLC (“Aurora Loan Services”), purchased a total of 1,490 mortgage loans in the aggregate amount of $352,774,000 from SecurityNational Mortgage. Lehman Bank asserted that certain of the mortgage loans that it purchased from SecurityNational Mortgage during 2007 contained alleged misrepresentations and early payment defaults. As a result of these alleged breaches in the mortgage loans, Lehman Bank contended it had the right to require SecurityNational Mortgage to repurchase certain loans or be liable for losses related to such loans under the loan purchase agreement. SecurityNational Mortgage disagrees with these claims.

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

Pursuant to the Indemnification Agreement, SecurityNational Mortgage paid $395,000 to Aurora Loan Services as a deposit into a reserve account, to secure any obligations of SecurityNational Mortgage under the Indemnification Agreement. This deposit was in addition to a $250,000 deposit that SecurityNational Mortgage previously made into the reserve account for a total of $645,000. Losses from mortgage loans with alleged breaches were payable from the reserve account. However, Lehman Bank and Aurora Loan Services were not to apply any funds from the reserve account to a particular mortgage loan until an actual loss had occurred. Under the Indemnification Agreement SecurityNational Mortgage was to pay to Aurora Loan Services the difference between the reserve account balance and $645,000, but in no event would SecurityNational Mortgage be required to make payments into the reserve account in excess of $125,000 for any calendar month.

Since the reserve account was established, funds had been paid from the account to indemnify $4,281,000 in alleged losses from 31 mortgage loans that were among the 54 mortgage loans with alleged breaches that were covered by the Indemnification Agreement and ten other mortgage loans with alleged breaches. In the last monthly billing statement dated April 24, 2011 to SecurityNational Mortgage, Lehman Brothers Holdings Inc. (“Lehman Holdings”) claimed that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement.

During 2009, 2010 and 2011, the Company recognized alleged losses of $1,032,000, $1,289,000 and $0, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  As of December 31, 2011, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

On May 11, 2011, SecurityNational Mortgage filed a complaint against Aurora Bank FSB, formerly known as Lehman Brothers Bank FSB (hereinafter “Lehman Bank”), and Aurora Loan Services in the United States District Court for the District of Utah because it had been unable to resolve certain issues under the Indemnification Agreement. The complaint alleges, among other things, material breach of the Indemnification Agreement, including a claim that neither Lehman Bank nor Aurora Loan Services owned mortgage loans sold by SecurityNational to justify the amount of payments demanded from, and made by SecurityNational Mortgage. As a result, SecurityNational Mortgage claims it is entitled to judgment of approximately $4,000,000 against Lehman Bank, as well as Aurora Loan Services to the extent of its involvement and complicity with Lehman Bank.  The complaint also alleges a second claim for material breach of a section of the Indemnification Agreement that contains an alleged “sunset” provision and that the amount of the requested payments made was not justified under the “sunset” provision.

On June 8, 2011, Lehman Holdings, which had filed for bankruptcy in September 2008, filed a complaint against SecurityNational Mortgage in the United States District Court for the District of Utah.  A Lehman Holdings’ subsidiary owns Lehman Bank.  The complaint alleges that SecurityNational Mortgage sold loans to Lehman Bank, which were then sold to Lehman Holdings.  The complaint additionally alleges that Lehman Bank and Aurora Loan Services assigned their rights and remedies under the loan purchase agreement, as well as the Indemnification Agreement to Lehman Holdings, which latter assignment purportedly took place on March 28, 2011.  Lehman Holdings declared in a letter dated June 2, 2011 that the Indemnification Agreement was null and void, which is disputed by SecurityNational Mortgage.

Lehman Holdings’ alleged claims are for damages for breach of contract and breach of warranty pursuant to a loan purchase agreement and Seller’s Guide. Prior to declaring the Indemnification Agreement null and void, Lehman Holdings claimed in a then recent billing statement that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement. SecurityNational Mortgage strongly disagrees with the position of Lehman Holdings and, as set forth in its May 11, 2011 complaint, seeks affirmative relief of approximately $4,000,000 from Lehman Bank and Aurora Loan Services, which are related to Lehman Holdings.

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which if adversely determined, would have a material adverse effect on its financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2011.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

The Company’s Class A Common Stock trades on the Nasdaq National Market under the symbol “SNFCA.” Prior to August 13, 1987, there was no active public market for the Class A and Class C Common Stock. As of March 29, 2012, the closing sales price of the Class A Common Stock was $1.30 per share. The following were the high and low market closing sales prices for the Class A Common Stock by quarter as reported by Nasdaq since January 1, 2010:

	Price Range (1)
	High	Low
Period (Calendar Year)
2010
First Quarter	$3.75	$3.00
Second Quarter	$3.25	$1.94
Third Quarter	$2.13	$1.73
Fourth Quarter	$2.03	$1.72

2011
First Quarter	$2.13	$1.65
Second Quarter	$1.80	$1.36
Third Quarter	$1.58	$1.17
Fourth Quarter	$1.55	$1.05

2012
First Quarter (through March 29, 2012)	$1.70	$1.23

 (1) Sales prices have been adjusted retroactively for the effect of annual stock dividends.

The Class C Common Stock is not actively traded, although there are occasional transactions in such stock by brokerage firms. See note 11 of the Notes to Consolidated Financial Statements.

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C Common Stock has been paid each year from 1990 through 2011.

The graph below compares the cumulative total stockholder return of the Company’s Class A common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance Index for the period from December 31, 2007 through December 31, 2011. The graph assumes that the value of the investment in the Company’s Class A common stock and in each of the indexes was 100 at December 31, 2007 and that all dividends were reinvested.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company’s Class A common stock.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
SNFC	100	45	97	57	44
S & P 500	100	62	76	86	86
S & P Insurance	100	41	45	52	47

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

As of December 31, 2011, there were 3,809 record holders of Class A Common Stock and 101 record holders of Class C Common Stock.

Item 6. Selected Financial Data - The Company and Subsidiaries (Consolidated)

The following selected financial data is for each of the five years ended December 31, 2011, and is derived from the audited consolidated financial statements. The data as of December 31, 2011 and 2010, and for the three years ended December 31, 2011, should be read in conjunction with the consolidated financial statements, related notes and other financial information.

Consolidated Statement of Earnings Data:

	Year Ended December 31,
	2011(3)	2010	2009	2008(1)	2007(2)
Revenue
Premiums	$48,479,000	$38,528,000	$38,413,000	$35,981,000	$32,263,000
Net investment income	20,011,000	18,616,000	19,915,000	28,201,000	33,227,000
Net mortuary and cemetery sales	10,761,000	11,520,000	11,974,000	12,726,000	13,189,000
Realized gains on investments	2,464,000	1,615,000	1,223,000	1,018,000	1,008,000
Other than temporary impairments	(841,000)	(674,000)	(326,000)	(2,752,000)	-
Mortgage fee income	77,605,000	97,343,000	144,275,000	143,259,000	130,472,000
Other	1,110,000	1,582,000	1,415,000	1,015,000	860,000
Total revenue	159,589,000	168,530,000	216,889,000	219,448,000	211,019,000

Expenses
Policyholder benefits	44,486,000	36,452,000	35,920,000	32,904,000	29,742,000
Amortization of deferred
policy acquisition costs	7,509,000	5,945,000	7,161,000	6,010,000	5,571,000
Selling, general and administrative expenses	102,513,000	122,217,000	161,785,000	169,917,000	156,775,000
Interest expense	1,961,000	2,779,000	3,326,000	7,449,000	13,271,000
Cost of goods and services of
the mortuaries and cemeteries	1,883,000	2,226,000	2,349,000	2,437,000	2,537,000
Total benefits and expenses	158,352,000	169,619,000	210,541,000	218,717,000	207,896,000
Income before income tax benefit (expense)	1,237,000	(1,089,000)	6,348,000	731,000	3,123,000
Income tax benefit (expense)	62,000	658,000	(2,574,000)	(156,000)	(858,000)
Net earnings (loss)	$1,299,000	$(431,000)	$3,774,000	$575,000	$2,265,000

Net earnings (loss) per common share (4)	$0.14	$(0.05)	$0.41	$0.06	$0.25
Weighted average outstanding
common shares (4)	9,375,000	9,169,000	9,149,000	9,555,000	8,922,000
Net earnings (loss) per common
share-assuming dilution (4)	$0.14	$(0.05)	$0.41	$0.06	$0.25
Weighted average outstanding
common shares-assuming dilution (4)	9,478,000	9,169,000	9,152,000	9,555,000	9,121,000

Balance Sheet Data:

	December 31,
	2011(3)	2010	2009	2008(1)	2007(2)
Assets
Investments and restricted assets	$336,124,000	$278,949,000	$302,915,000	$309,142,000	$258,242,000
Cash	17,084,000	39,557,000	39,464,000	19,914,000	5,203,000
Receivables	87,274,000	71,054,000	50,143,000	33,021,000	80,445,000
Other assets	80,657,000	76,075,000	78,055,000	79,728,000	74,273,000
Total assets	$521,139,000	$465,635,000	$470,577,000	$441,805,000	$418,163,000

Liabilities
Policyholder benefits	$386,626,000	$350,186,000	$341,124,000	$330,533,000	$301,064,000
Bank & other loans payable	25,019,000	7,066,000	8,940,000	6,640,000	13,372,000
Cemetery & mortuary liabilities	13,140,000	13,192,000	13,382,000	13,467,000	12,643,000
Cemetery perpetual care obligation	2,983,000	2,854,000	2,756,000	2,648,000	2,474,000
Other liabilities	32,140,000	32,408,000	44,570,000	34,605,000	32,826,000
Total liabilities	459,908,000	405,706,000	410,772,000	387,893,000	362,379,000

Stockholders’ equity	61,231,000	59,929,000	59,805,000	53,912,000	55,784,000
Total liabilities and
stockholders’ equity	$521,139,000	$465,635,000	$470,577,000	$441,805,000	$418,163,000

(1) Includes the purchase of Southern Security Life Insurance Company on December 18, 2008.
(2) Includes the purchase of C & J Financial on July 16, 2007 and the purchase of Capital Reserve Life Insurance Company on December 17, 2007.
(3) Includes the assumption reinsurance of North America Life Insurance Company on March 30, 2011.
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

Mortgage Operations

Over 50% of the Company’s revenues and expenses are through its wholly owned subsidiary, SecurityNational Mortgage. SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its mortgage sales offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows, including loan purchase agreements from Security National Life, and with unaffiliated financial institutions.

SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not usually retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through SecurityNational Mortgage. For the twelve months ended December 31, 2011, 2010 and 2009, SecurityNational Mortgage originated and sold 8,100 loans ($1,407,212,000 total volume), 11,251 loans ($2,094,738,000 total volume), and 17,797 loans ($3,243,734,000 total volume), respectively.

The loan volume in 2011 was lower than 2010 primarily due to reduced refinancing activity in 2011.  For the first six months of 2011, the loan volume was primarily compared to home purchases and was lower from the same period in 2010 due to the slow-down in the economy, the reduced demand in the housing sector, and new regulations affecting mortgage origination and lending activities. For the third and fourth quarters of 2011, the loan volume increased from the previous two quarters due to new office openings and an increase in retail sales production.

SecurityNational Mortgage anticipates the loan volume for 2012 to remain at the $80,000,000 to $150,000,000 per month range. SecurityNational Mortgage continues to monitor staff size and funding costs, and will make adjustments based on levels of loan production.

SecurityNational Mortgage has entered into a loan purchase agreement to originate and sell mortgage loans to an unaffiliated warehouse bank. The amount available to originate loans under this agreement at December 31, 2011 was $65,000,000. SecurityNational Mortgage originates the loans and immediately sells them to third party investors. Generally, when mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances as noted below in the Mortgage Accounting Policy section, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the settlement date with third party investors. The terms of the loan purchase agreements are typically for one year, with interest accruing on a portion of the mortgage loans at annual rates ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage renewed its loan purchase agreement with an unaffiliated warehouse bank, which had expired on December 19, 2011, for an indefinite period.

The following table shows the condensed financial results for the year 2011, 2010 and 2009.  See note 14 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2011	2010	2011 vs 2010 % Increase (Decrease)	2009	2010 vs 2009 % Increase (Decrease)
Revenues from external customers
Revenues from loan originations	$64,415	$78,450	(20%)	$106,852	(27%)
Secondary gains from investors	13,190	18,892	(30%)	37,422	(50%)
Total	$77,605	$97,342	(22%)	$144,274	(33%)
Earnings (Losses) before income taxes	$(1,922)	$(1,964)	2%	$6,910	(128%)

The losses for the twelve months ended December 31, 2011 was due to the lower loan volume and lower secondary gains from investors. However, there were earnings in the third and fourth quarters for 2011 due to increased loan volume during that period.

Mortgage Accounting Policy

Mortgage fee income consists of origination fees, processing fees, and certain other income related to the origination and sale of mortgage loans. For mortgage loans sold to third party investors, mortgage fee income and related expenses are recognized pursuant to generally accepted accounting principles at the time the sales of the mortgage loans comply with the sales criteria for the transfer of financial assets. The sales criteria is as follows: (i) the transferred assets have been isolated from SecurityNational Mortgage and its creditors, (ii) the transferee has the right to pledge or exchange the mortgage, and (iii) SecurityNational Mortgage does not maintain effective control over the transferred mortgage.

SecurityNational Mortgage must determine that all three sales criteria are met at the time a mortgage loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans made prior to warehouse banks purchasing the loans under the purchase commitments. As of December 31, 2011, there was $64,991,000 in mortgage loans in which settlements with third party investors were still pending.

SecurityNational Mortgage sells all mortgage loans to third party investors without recourse. However, it may be required to repurchase a loan or pay a fee instead of repurchase under certain events, which include the following:

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

Loan purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled. Depending on market conditions, these commitment settlement dates can be extended at a cost to SecurityNational Mortgage. Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount. SecurityNational Mortgage’s historical data shows that 99% of all loans originated are generally settled by the investors as agreed within 16 days after delivery. There are situations, however, when SecurityNational Mortgage determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in its best interest to repurchase those loans from the warehouse banks.

It is SecurityNational Mortgage's policy to cure any documentation problems regarding such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce loan purchase commitments from third-party investors concerning the loans. SecurityNational Mortgage believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedial methods include the following:

•	Research reasons for rejection.
•	Provide additional documents.
•	Request investor exceptions.
•	Appeal rejection decision to purchase committee.
•	Commit to secondary investors.

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six month time period, the loans are repurchased and transferred to the long term investment portfolio at the lower of cost or market value and previously recorded sales revenue is reversed. Any loan that later becomes delinquent is evaluated by SecurityNational Mortgage at that time and any impairment is adjusted accordingly.

Determining lower of cost or market. Cost is equal to the amount paid to the warehouse bank and the amount originally funded by SecurityNational Mortgage. Market value,  while often difficult to determine, is based on the following guidelines:

•	For loans that have an active market, SecurityNational Mortgage uses the market price on the repurchase date.
•	For loans where there is no market but there is a similar product, SecurityNational Mortgage uses the market value for the similar product on the repurchase date.
•
For loans where no active market exists on the repurchase date, SecurityNational Mortgage determines that the unpaid principal balance best approximates the market value on the repurchase date, after considering the fair value of the underlying real estate collateral and estimated future cash flows.

The appraised value of the real estate underlying the original mortgage loan adds significance to SecurityNational Mortgage’s determination of fair value because, if the loan becomes delinquent, SecurityNational Mortgage has sufficient value to collect the unpaid principal balance or the carrying value of the loan. In determining the market value on the date of repurchase, SecurityNational Mortgage considers the total value of all of the loans because any sale of loans would be made as a pool.

For mortgages originated and held for investment, mortgage fee income and related expenses are recognized when the loan is originated.

Mortgage Loan Repurchases and Delinquencies

The mortgage industry is still experiencing substantial change due to higher than expected delinquencies from subprime loans. The market for new subprime loans has been substantially reduced and several mortgage companies whose primary product was subprime mortgage originations have ceased operations. SecurityNational Mortgage funded $5,505,000 (0.14% of its production) in subprime loans during the twelve months ending December 31, 2007 and eliminated subprime loans from its product offerings in August 2007. SecurityNational Mortgage believes that its potential losses from subprime loans are minimal.

The industry problem with subprime mortgages has created a volatile secondary market for other products, especially alternative documentation (Alt A) loans. Alt A loans are typically offered to qualified borrowers who have relatively high credit scores but are not required to provide full documentation to support personal income and assets owned. Alt A loans can have a loan to value ratio as high as 100%. As a result of these changes, SecurityNational Mortgage discontinued offering these loans in September 2007.

As a result of the volatile secondary market for mortgage loans, SecurityNational Mortgage sold mortgage loans in 2007 and 2008 to certain third party investors, including Lehman Brothers-Aurora Loan Services and Bear Stearns-EMC Mortgage Corp. that experienced financial difficulties and were not able to settle the loans. The total amount of these loans was $52,556,000, of which $36,499,000 were loans in which the secondary market no longer existed. Due to these changes in circumstances, SecurityNational Mortgage regained control of the mortgages and, in accordance with generally accepted accounting principles, accounted for the loans retained in the same manner as a purchase of assets from former transferees in exchange for liabilities assumed.

At the time of repurchase, the loans were determined to be held for investment purposes, and the fair value of the loans was determined to approximate the unpaid principal balances adjusted for charge-offs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The 2009, 2010 and 2011 financial statements reflect the transfer of mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate”. The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

As standard in the industry, SecurityNational Mortgage receives payments on the mortgage loans during the time period between the sale date and settlement or repurchase date. Also during this period, SecurityNational Mortgage services these loans.

As of December 31, 2011, the Company’s long term mortgage loan portfolio consisted of $19,880,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $13,016,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $19,880,000 in mortgage loans with delinquencies more than 90 days. During the twelve months ended December 31, 2011 and 2010, the Company increased its allowance for mortgage losses by $1,236,000 and $630,000, respectively, which was charged to loan loss expense and included in selling, general and administrative expenses for the period. The allowances for mortgage loan losses as of December 31, 2011 and 2010 were $4,881,000 and $7,070,000, respectively.

Also at December 31, 2011, the Company had foreclosed on a total of $52,192,000 in long term mortgage loans, of which $9,228,000 of the loans foreclosed were reclassified as other real estate held for investment or sale during 2011. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its respective life, cemeteries and mortuaries, and mortgage subsidiaries, and will rent the properties until it is deemed economically desirable to sell them.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  The amounts accrued for loan losses in years ended December 31, 2011 and 2010 were $1,668,000 and $4,534,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2011 and 2010, the balances were $2,338,000 and $5,899,000, respectively.

Settlement with Wells Fargo

On April 7, 2011, SecurityNational Mortgage, a wholly owned subsidiary of the Company, entered into a settlement agreement with Wells Fargo Funding, Inc. (“Wells Fargo”).  The settlement agreement provides that it is intended to be a pragmatic commercial accommodation between SecurityNational Mortgage and Wells Fargo and is not to be construed as an admission of responsibility, liability or fault in regards to either party’s claims. Under the terms of the settlement agreement, SecurityNational Mortgage paid an initial settlement amount to Wells Fargo in the amount of $4,300,000, of which $1,000,000 had already been paid to Wells Fargo in January 2011, leaving a balance of $3,300,000.  The $3,300,000 balance was paid shortly after the parties executed the settlement agreement.

In addition, under the terms of the settlement agreement, Wells Fargo has the right to deduct 10 basis points (.0010) from the purchase proceeds of each loan that SecurityNational Mortgage sells to Wells Fargo during the period from April 8, 2011 to March 31, 2017.  From April 8, 2011 to December 31, 2011, Wells Fargo deducted a total of $530,329, representing 10 basis points from the purchase proceeds of the loans that SecurityNational Mortgage sold to Wells Fargo during that period. SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser other than Wells Fargo and pay such amounts to Wells Fargo.  From April 8, 2011 to December 31, 2011, SecurityNational Mortgage paid Wells Fargo a total of $50,393, representing 10 basis points from the purchase proceeds of the loans it sold to mortgage loan purchasers other than Wells Fargo during that period. Finally, SecurityNational Mortgage is required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs. These real estate properties consist of 28 real estate properties with a total book value of $5,597,900 as of December 31, 2011.

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

As of December 31, 2011, the Company reserved and accrued $2,338,000 to settle investor related claims against SecurityNational Mortgage for the allegedly defective mortgage loans that SecurityNational Mortgage sold to Wells Fargo and other mortgage loan purchasers.

Mortgage Loan Loss Demands

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

As of December 31, 2011, third party investors had asserted total potential claims and notices of potential claims relating to mortgage loan repurchases, indemnifications and other issues that are substantially greater than $20,000,000.  Additional potential claims and notices of potential claims from third party investors have been made since December 31, 2011.  The Company has reserved and accrued $2,338,000 as of December 31, 2011 to settle all such investor related claims.

The total amount of potential claims and notices of potential claims are greater than the net asset value of SecurityNational Mortgage, which was $17,351,000 on December 31, 2011, and its reserve for mortgage loan loss, which was $2,338,000 on December 31, 2011.  SecurityNational Mortgage disagrees with the claims and notices of potential claims asserted by third party investors against it and believes it has significant defenses to these claims.  Any additional losses in excess of the current loan loss reserve cannot be estimated as SecurityNational Mortgage is currently in the process of reviewing repurchase demands and notices of potential claims from third party investors.

If SecurityNational Mortgage is unable to resolve demands by the third party investors on acceptable terms, legal action may ensue in an effort to obtain amounts that the third party investors claim are allegedly due.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against claims asserted by these third party investors to the extent that a substantial judgment is entered against SecurityNational Mortgage which is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.

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

The investor also stated in the October 20, 2010 letter that termination of its business relationship with SecurityNational Mortgage would not affect the obligations, representations, warranties or indemnifications by SecurityNational Mortgage under mortgage loans previously sold to the investor under a loan purchase agreement.  The investor further stated that it intended to exercise certain rights under a loan purchase agreement by debiting $5,971,000 from amounts in an over/under account that it had been holding for the benefit of SecurityNational Mortgage.

SecurityNational Mortgage believes the investor wrongfully applied the $5,971,000 from the over/under account toward payment of outstanding obligations that SecurityNational Mortgage allegedly owed to the investor.  The investor has asserted potential claims and notices of potential claims concerning the alleged defective loans that SecurityNational Mortgage sold to such investor.  SecurityNational Mortgage disagrees with these potential claims and notices and believes it has significant defenses to such claims and notices, as well as a claim against the investor for the return of the $5,971,000 that the investor had wrongfully taken from the over/under account.

JP Morgan Chase Indemnification Demand

The Company and its wholly owned subsidiary, SecurityNational Mortgage, received a notice of claim for indemnification relating to mortgage loans that EMC Mortgage, LLC (“EMC Mortgage”) allegedly purchased as a third party investor from SecurityNational Mortgage.  The notice was from JP Morgan Chase & Co. (“JP Morgan Chase”) in behalf of EMC Mortgage.  According to the notice, the alleged indemnification claims relate to mortgage loans that SecurityNational Mortgage sold to EMC Mortgage under a Mortgage Loan Purchase Agreement, dated December 5, 2005, between SecurityNational Mortgage and EMC. The notice also referenced an Agreement of Guaranty, dated February 23, 2006, by the Company relative to EMC Mortgage.  The notice states that EMC Mortgage allegedly purchased mortgage loans from SecurityNational Mortgage, which were later securitized by means of mortgage pass-through certificates.

The notice of indemnification claims from JP Morgan Chase also states that EMC Mortgage has been named in a lawsuit by the Bear Stearns Mortgage Funding Trust 2007-AR2 (the “Trust”), which was filed on September 13, 2011 in the Delaware Court of Chancery.   A copy of the complaint and the amended complaint has been provided by JP Morgan Chase. The amended complaint contends that more than 800 residential mortgage loans that EMC Mortgage sold to the Trust contained breaches of representations and warranties concerning the mortgage loans. The amended complaint also contends that despite EMC Mortgage’s assurance to the Trust that the mortgage loans met certain minimum quality standards, there have been defaults and foreclosures in many of such loans.  As a result of the alleged defaults and foreclosures, the amended complaint asserts that EMC Mortgage is required to repurchase from the Trust any loans for which it breached its representations and warranties, in the amount of the mortgage loans’ outstanding principal balance and all accrued but unpaid interest.

The notice from JP Morgan Chase further states that the Company and SecurityNational Mortgage are required to indemnify EMC Mortgage for any losses arising from the lawsuit against EMC based upon alleged untrue statements of material fact related to information that was provided by SecurityNational Mortgage.  The amended complaint includes the loan numbers of the alleged non-complying mortgage loans that EMC Mortgage sold to the Trust.  In a letter from JP Morgan Chase accompanying a copy of the amended complaint, JP Morgan Chase asserted that 21 mortgage loans originated by SecurityNational Mortgage were included in the lawsuit as part of the alleged non-complying mortgage loans that EMC allegedly sold to the Trust.  Thus, it appears that only a very small percentage of the alleged non-complying mortgage loans that EMC Mortgage sold to the Trust were mortgage loans that SecurityNational Mortgage had sold to EMC.

Moreover, to the extent the claims by the Trust against EMC Mortgage relate to mortgage loans that SecurityNational Mortgage sold to EMC, the Company believes it has defenses to such claims with respect to EMC.  For example, neither the Company nor SecurityNational Mortgage is a party to any agreement involving the Trust, nor are they privy to any agreements between EMC Mortgage and the Trust.  The Company intends to vigorously defend itself and SecurityNational Mortgage in the event that JP Morgan Chase were to bring any legal action to require the Company or SecurityNational Mortgage to indemnify it for any loss, liability or expense in connection with the lawsuit that the Trust has brought against EMC Mortgage.

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

Pursuant to the Indemnification Agreement, SecurityNational Mortgage paid $395,000 to Aurora Loan Services as a deposit into a reserve account, to secure any obligations of SecurityNational Mortgage under the Indemnification Agreement. This deposit was in addition to a $250,000 deposit that SecurityNational Mortgage previously made into the reserve account for a total of $645,000. Losses from mortgage loans with alleged breaches were payable from the reserve account. However, Lehman Bank and Aurora Loan Services were not to apply any funds from the reserve account to a particular mortgage loan until an actual loss had occurred. Under the Indemnification Agreement SecurityNational Mortgage was to pay to Aurora Loan Services the difference between the reserve account balance and $645,000, but in no event would SecurityNational Mortgage be required to make payments into the reserve account in excess of $125,000 for any calendar month.

Since the reserve account was established, funds had been paid from the account to indemnify $4,281,000 in alleged losses from 31 mortgage loans that were among the 54 mortgage loans with alleged breaches that were covered by the Indemnification Agreement and ten other mortgage loans with alleged breaches. In the last monthly billing statement dated April 24, 2011 to SecurityNational Mortgage, Lehman Brothers Holdings Inc. (“Lehman Holdings”) claimed that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement.

During 2009, 2010 and 2011, the Company recognized alleged losses of $1,032,000, $1,289,000 and $0, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  As of December 31, 2011, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

On May 11, 2011, SecurityNational Mortgage filed a complaint against Aurora Bank FSB, formerly known as Lehman Bank, and Aurora Loan Services in the United States District Court for the District of Utah because it had been unable to resolve certain issues under the Indemnification Agreement. The complaint alleges, among other things, material breach of the Indemnification Agreement, including a claim that neither Lehman Bank nor Aurora Loan Services owned mortgage loans sold by SecurityNational to justify the amount of payments demanded from, and made by SecurityNational Mortgage. As a result, SecurityNational Mortgage claims it is entitled to judgment of approximately $4,000,000 against Lehman Bank, as well as Aurora Loan Services to the extent of its involvement and complicity with Lehman Bank.  The complaint also alleges a second claim for material breach of a section of the Indemnification Agreement that contains an alleged “sunset” provision and that the amount of the requested payments made was not justified under the “sunset” provision.

On June 8, 2011, Lehman Holdings, which had filed for bankruptcy in September 2008, filed a complaint against SecurityNational Mortgage in the United States District Court for the District of Utah.  A Lehman Holdings’ subsidiary owns Lehman Bank.  The complaint alleges that SecurityNational Mortgage sold loans to Lehman Bank, which were then sold to Lehman Holdings.  The complaint additionally alleges that Lehman Bank and Aurora Loan Services assigned their rights and remedies under the loan purchase agreement, as well as the Indemnification Agreement to Lehman Holdings, which latter assignment purportedly took place on March 28, 2011.  Lehman Holdings declared in a letter dated June 2, 2011 that the Indemnification Agreement was null and void, which is disputed by SecurityNational Mortgage.

Lehman Holdings’ alleged claims are for damages for breach of contract and breach of warranty pursuant to a loan purchase agreement and Seller’s Guide. Prior to declaring the Indemnification Agreement null and void, Lehman Holdings claimed in a then recent billing statement that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement. SecurityNational Mortgage strongly disagrees with the position of Lehman Holdings and, as set forth in its May 11, 2011 complaint, seeks affirmative relief of approximately $4,000,000 from Lehman Bank and Aurora Loan Services, which are related to Lehman Holdings.

Life Insurance Acquisitions, Mergers and Reinsurance

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

The agreement further requires American Life to pay the Company an initial ceding commission of $375,000 and a management fee of $3,500 per quarter to administer the policies.  American Life agreed to indemnify the Company for these contracts and risks. The initial term on this agreement will be for a period of one year. After the initial one year term, this agreement will be automatically renewed unless American Life notifies the Company in writing of its intention not to renew, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period of this agreement will be for a term of one year. The accounting and settlement of this agreement will be on a quarterly basis and calculated pursuant to the terms thereof.

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

The Coinsurance Agreement also provides that on and after the effective date of December 1, 2010, Security National Life is entitled to exercise all contractual rights of North America Life under the coinsured policies in accordance with the terms and provisions of such policies. Moreover, after the closing date of March 30, 2011, the Company agreed to be responsible for all the contractual liabilities under the coinsured policies, including the administration of the coinsured policies at its sole expense in accordance with the terms and conditions of a services agreement.

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

On September 1, 2011, Security National Life, with the approval of the Texas Department of Insurance, assumed all of the policies which were issued by North America Life and previously assumed and coinsured pursuant to the terms of the Coinsurance Agreement. Security National Life has assumed the same terms and conditions as set forth in each policy and certificates of assumptions were sent to all policyholders.

On August 31, 2011 the Company entered into a stock purchase agreement with North America Life to purchase all of the outstanding shares of common stock of Trans-Western Life Insurance Company (“Trans-Western”), a Texas domiciled insurance company and a wholly owned subsidiary of North America Life.  Under the terms of the transaction as set forth in a Stock Purchase Agreement involving the Company and North America Life, the Company agreed to pay to North America Life purchase consideration equal to the capital and surplus of Trans-Western as of the date of closing.  As of September 30, 2011, the capital and surplus of Trans-Western was $544,000.  The Stock Purchase Agreement was approved by the Texas Insurance Department on March 20, 2012.     All of Trans-Western’s insurance business has been ceded to North America Life, of which approximately 47% of the insurance in force has been assumed by the Company under the Coinsurance Agreement explained above.

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

The following table shows the financial results for the years ended December 31, 2011, 2010 and 2009.  See note 14 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2011	2010	2011 vs 2010 % Increase (Decrease)	2009	2010 vs 2009 % Increase (Decrease)
Revenues from external customers
Insurance premiums	$48,480	$38,528	26%	$38,413	0%
Net investment income	17,296	14,738	17%	15,869	(7%)
Other	1,468	2,008	(27%)	1,676	20%
Total	$67,244	$55,274	22%	$55,958	(1%)
Intersegment revenue	$5,833	$6,817	(14%)	$5,041	35%
Earnings before income taxes	$2,698	$1,860	45%	$(434)	529%

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in 2011 has improved due to increases in net investment income and insurance premiums primarily due to the reinsurance transaction with North America Life entered into during March 2011.

Cemetery and Mortuary Operations
The Company sells mortuary services and products through its seven mortuaries in Salt Lake City, Utah and one mortuary in Phoenix, Arizona. The Company also sells cemetery products and services through its five cemeteries in Salt Lake City, Utah and one cemetery in San Diego County, California. Cemetery land sales and at-need product sales and services are recognized as revenue at the time of sale or when the services are performed. Pre-need cemetery product sales are deferred until the merchandise is delivered and services performed.

The following table shows the condensed financial results for the years ended December 31, 2011, 2010 and 2009.  See note 14 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2011	2010	2011 vs 2010 % Increase (Decrease)	2009	2010 vs 2009 % Increase (Decrease)
Revenues from external customers
Mortuary revenues	$4,864	$6,211	(22%)	$6,368	(2%)
Cemetery revenues	5,897	5,309	11%	5,605	(5%)
Realized gains (losses)	868	(27)	3,315%	-	-
Other	308	321	300%	247	19%
Total	$11,937	$11,814	1%	$12,220	(3%)
Earnings (Losses) before income taxes	$461	$(986)	147%	$(128)	670%

The realized gain in 2011 is due to the sale of Greer-Wilson Funeral Home and Crystal Rose Funeral Home. Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $1,025,000 and $841,000 for the twelve months ended December 31, 2011 and 2010, respectively.

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

Fixed Maturities and Equity Securities Available for Sale

Securities available for sale are carried at estimated fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income, which is included in stockholders’ equity after adjustment for deferred income taxes and deferred acquisition costs related to universal life products.

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

When a mortgage loan is past due more than 90 days, the Company, where appropriate, sets up an allowance to approximate the excess of the carrying value of the mortgage loan over the estimated fair value of the underlying real estate collateral. Once a loan is past due more than 90 days the Company does not accrue any interest income and proceeds to foreclose on the real estate. All expenses for foreclosure are expensed as incurred. Once foreclosed the carrying value will approximate its fair value and the amount will be classified as real estate owned. The Company carries the foreclosed property in Security National Life, Memorial Estates and SecurityNational Mortgage, its life, cemeteries and mortuaries and mortgage subsidiaries, and will rent the properties until it is deemed desirable to sell them. The Company is currently able to rent properties at a 2% to 6% gross return.

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

Self-Insurance

The Company is self insured for certain casualty insurance, workers compensation and liability programs. Self–Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided independent third-party actuaries. Management reviews its assumptions with its independent third-party administrators and actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date.

Results of Consolidated Operations

2011 Compared to 2010

Total revenues decreased by $8,941,000, or 5.3%, to $159,589,000 for fiscal year 2011 from $168,530,000 for the fiscal year 2010. Contributing to this decrease in total revenues was a $19,737,000 decrease in mortgage fee income, a $759,000 decrease in net cemetery and mortuary sales, a $473,000 decrease in other revenue, and a $167,000 increase in other than temporary impairments.  This decrease in total revenues was offset by a $9,951,000 increase in insurance premiums and other considerations, a $1,395,000 increase in net investment income, and an $849,000 increase in realized gains on investments and other assets.

Insurance premiums and other consideration increased by $9,951,000, or 25.8%, to $48,479,000 for 2011, from $38,528,000 for the comparable period in 2010. This increase was primarily due to the reinsurance transaction with North America Life that was completed in March 2011, an increase in renewal premiums, and an increase in first year premiums due to increased insurance sales.

Net investment income increased by $1,395,000, or 7.5%, to $20,011,000 for 2011, from $18,616,000 for the comparable period in 2010. This increase was primarily attributable to a $1,002,000 increase in fixed maturity securities income, a $930,000 increase in interest on mortgage loans on real estate, and a $552,000 decrease in investment expenses. This increase was partially offset by a $960,000 decrease in income from short-term investments and a $99,000 decrease in income from real estate.

Net cemetery and mortuary sales decreased by $759,000, or 6.6%, to $10,761,000 for 2011, from $11,520,000 for the comparable period in 2010. This reduction was primarily due to a decline in at-need sales of mortuary operations as a result of the sale of two Arizona funeral homes in 2011.

Realized gains on investments and other assets increased by $849,000, or 52.6%, to $2,464,000 in realized gains for 2011, from $1,615,000 in realized gains for the comparable period in 2010. This increase in realized gains on investments and other assets was primarily due to an $887,000 gain on the sale of Greer-Wilson Funeral Home and Crystal Rose Funeral Home in 2011, which was partially offset by a decrease in realized gains on fixed maturity securities.

Other than temporary impairments on investments increased by $167,000, or 24.7%, to $841,000 for 2011 from $674,000 for the comparable period in 2010. This increase is due to impairments on other real estate owned held for investment offset by a decrease in impairments on fixed maturity securities held to maturity.

Mortgage fee income decreased by $19,737,000, or 20.3%, to $77,605,000 for 2011, from $97,342,000 for the comparable period in 2010. This decrease was primarily attributable to a decrease in secondary gains on mortgage loans sold to investors and a decrease in loan volume due to a reduced demand in the housing sector caused by the slow growth of the economy.

Other revenues decreased by $473,000, or 29.9%, to $1,108,000 for 2011 from $1,581,000 for the comparable period in 2010. This decrease was due to a reduction in miscellaneous revenues throughout the Company's operations.

Total benefits and expenses were $158,353,000, or 99.2% of total revenues, for 2011, as compared to $169,619,000, or 100.6% of total revenues, for the comparable period in 2010.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $8,034,000 or 22.0%, to $44,486,000 for 2011, from $36,452,000 for the comparable period in 2010. This increase was primarily the result of increased future policy benefits, increased death benefits, and increased surrender and other policy benefits primarily due to the reinsurance transaction with North America Life Insurance Company.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,564,000, or 26.3%, to $7,509,000 for 2011, from $5,945,000 for the comparable period in 2010. This increase was primarily due to the reinsurance transaction with North America Life Insurance Company and an increase in business in force.

Selling, general and administrative expenses decreased by an aggregate of $19,704,000, or 16.1%, to $102,514,000 for 2011, from $122,218,000 for the comparable period in 2010. This decrease was the result of a reduction in commission expenses of $10,925,000, from $58,440,000 in 2010 to $47,515,000 in 2011, due to a decrease in sales in the mortgage operations and the cemetery operations, which was partially offset by an increase in life insurance first year and renewal commissions during 2011. Salaries decreased by $2,875,000 from $26,406,000 in 2010 to $23,531,000 in 2011, primarily due to a reduction in the number of employee equivalents. Provision for loan losses decreased by $3,334,000 from $5,404,000 in 2010 to $2,070,000 in 2011, primarily due to a decrease in monthly loan origination volume and a reduction in investor demands due to previous settlements. Costs related to funding mortgage loans decreased by $1,804,000 from $6,044,000 in 2010 to $4,240,000 in 2011 due primarily to fewer loans funded as a result of reduced demand in the housing sector. Other expenses decreased by $766,000 from $25,923,000 in 2010 to $25,157,000 in 2011.

Interest expense decreased by $818,000, or 29.4%, to $1,961,000 for 2011, from $2,779,000 for the comparable period in 2010. This reduction was primarily due to decreased outstanding balances on warehouse lines.

Cost of goods and services sold of the cemeteries and mortuaries decreased by $343,000, or 15.4%, to $1,883,000 for 2011, from $2,226,000 for the comparable period in 2010. This decrease was primarily due to decreased at-need cemetery sales and mortuary sales.

Comprehensive income for the years ended December 31, 2011 and December 31, 2010 amounted to a gain of $765,000 and a loss of $836,000, respectively. This increase of $1,601,000 in 2011 was primarily the result of a $1,729,000 increase in net income, a $1,122,000 decrease in unrealized gains in securities available for sale, and a gain of $994,000 in derivatives related to mortgage loans.

2010 Compared to 2009

Total revenues decreased by $48,359,000, or 22.3%, to $168,530,000 for fiscal year 2010 from $216,888,000 for the fiscal year 2009. Contributing to this decrease in total revenues was a $46,932,000 decrease in mortgage fee income, a $1,299,000 decrease in net investment income, a $453,000 decrease in net cemetery and mortuary sales, and a $348,000 increase in other than temporary impairments. This decrease in total revenues was partially offset by a $392,000 increase in realized gains on investments and other assets, a $115,000 increase in insurance premiums and other considerations, and a $166,000 increase in other revenue.

Insurance premiums and other considerations increased by $115,000, or 0.3%, to $38,528,000 for 2010, from $38,413,000 for the comparable period in 2009. This increase was primarily the result of an increase in renewal premiums offset by a decrease in insurance sales causing a decrease in first year premiums.

Net investment income decreased by $1,299,000, or 6.5%, to $18,616,000 for 2010, from $19,915,000 for the comparable period in 2009. This reduction was primarily attributable to a $701,000 increase in investment expenses, a $681,000 decrease in income from short-term investments primarily due to lower interest rates from mortgage loans sold to investors, a $556,000 decrease in equity securities income, and a $380,000 decrease in fixed maturity securities income. This decrease was offset by a $692,000 increase in interest on mortgage loans on real estate, and a $240,000 increase in income from real estate.

Net cemetery and mortuary sales decreased by $453,000, or 3.8%, to $11,520,000 for 2010, from $11,974,000 for the comparable period in 2009. This reduction was primarily due to a decline in pre-need land sales of burial spaces in the cemetery and mortuary operations, and a decline in at-need sales of mortuary operations.

Realized gains on investments and other assets increased by $392,000, or 32.1%, to $1,615,000 in realized gains for 2010, from $1,223,000 in realized gains for the comparable period in 2009. This increase in realized gains on investments was due to gains from the sale of fixed maturity securities.

Other than temporary impairments on investments increased by $348,000, or 106.7%, to $674,000 for 2010, from $326,000 for the comparable period in 2009. This increase is due to impairments on other real estate owned held for investment offset by a decrease in impairments on fixed maturity securities held to maturity.

Mortgage fee income decreased by $46,932,000, or 32.5%, to $97,342,000 for 2010, from $144,274,000 for the comparable period in 2009. This decrease was primarily attributable to a decrease in secondary gains on mortgage loans sold to investors, a decrease in loan volume due to a reduced demand in the housing sector, and fluctuating interest rates that adversely impacted the refinancing markets.

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

Selling, general and administrative expenses decreased by $39,567,000, or 24.5%, to $122,218,000 for 2010, from $161,785,000 for the comparable period in 2009. This decrease was the result of a reduction in commission expenses of $21,070,000, from $79,510,000 in 2009 to $58,440,000 in 2010, due to a decrease in sales in the mortgage operations and the cemetery operations, and a decrease in life insurance first year and renewal commissions during 2010. Salaries decreased by $945,000 from $27,352,000 in 2009 to $26,406,000 in 2010, primarily due to a reduction in the number of employees. Provision for loan losses decreased by $14,143,000 from $19,547,000 in 2009 to $5,405,000 in 2010 due primarily to a decreased loan loss reserve and loan allowance balances at SecurityNational Mortgage. Costs related to funding mortgage loans decreased by $3,998,000 from $10,042,000 in 2009 to $6,044,000 in 2010 due primarily to a decrease in loans funded. Other expenses increased by $589,000 from $25,335,000 in 2009 to $25,923,000 in 2010 due to an increase in bank charges, rent, advertising, legal fees, insurance, and other fees and taxes other than income taxes offset by decreases in accounting fees, travel expenses, general supplies, and training and seminars.

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

Comprehensive income for the years ended December 31, 2010 and December 31, 2009 amounted to a loss of $836,000 and a gain of $4,950,000, respectively. This decrease of $5,786,000 in 2010 was primarily the result of a $4,204,000 decrease in net income, a $344,000 decrease in unrealized gains in securities available for sale, and a $1,237,000 loss in derivatives related to mortgage loans.

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

As a result of the volatile secondary market, for mortgage loans, SecurityNational Mortgage sold mortgage loans in 2007 and 2008 to certain third party investors, including Lehman Brothers-Aurora Loan Services and Bear Stearns-EMC Mortgage Corp. that experienced financial difficulties and were not able to settle the loans. The total amount of the loans was $52,556,000, of which $36,499,000 were loans in which the secondary market no longer exists. Due to these changes in circumstances, the Company regained control of the mortgages and, in accordance with generally accepted accounting principles, accounted for the loans retained in the same manner as a purchase of assets from former transferees in exchange for liabilities assumed.

At the time of repurchase, the loans were determined to be held for investment purposes, and the fair value of the loans was determined to approximate the unpaid principal balances adjusted for charge-offs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The 2009, 2010 and 2011 financial statements reflect the transfer of the mortgage loans from “Mortgage Loans Sold to Investors” to “Mortgage Loans on Real Estate”. The loan sale revenue recorded on the sale of the mortgage loans was reversed on the date the loans were repurchased.

The mortgage loan loss reserve is an estimate of probable losses at the balance sheet date that the Company will realize in the future on mortgage loans sold to third party investors. SecurityNational Mortgage may be required to reimburse third party investors for costs associated with early payoff of loans within the first six months of such loans and to repurchase loans where there is a default in any of the first four monthly payments to the investors or, in lieu of repurchase, to pay a negotiated fee to the investors. SecurityNational Mortgage’s estimates are based upon historical loss experience and the best estimate of the probable loan loss liabilities.

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, SecurityNational Mortgage initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. SecurityNational Mortgage accrues a monthly allowance for indemnification losses to investors based on SecurityNational Mortgage’s historical experience. The amounts accrued for loan losses in years ended December 31, 2011, 2010 and 2009 were $1,667,805, $4,534,231 and $17,306,471, respectively, and the charge to expense has been included in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2011 and 2010, the balances were $2,337,875 and $5,899,027, respectively. The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of December 31, 2011. However, there is a risk that future loan losses may exceed the loan loss reserves and allowances.

As of December 31, 2011, the Company’s long term mortgage loan portfolio consisted of $19,880,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $13,016,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $19,880,000 in mortgage loans with delinquencies more than 90 days. During the twelve months ended December 31, 2011 and 2010, SecurityNational Mortgage increased its allowance for mortgage losses by $1,236,000 and $630,000, respectively, which was charged to loan loss expense and included in selling, general and administrative expenses for the period. The allowances for mortgage loan losses as of December 31, 2011 and 2010 were $4,881,000 and $7,070,000, respectively.

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

As of December 31, 2011, third party investors had asserted total potential claims and notices of potential claims relating to mortgage loan repurchases, indemnifications and other issues that are substantially greater than $20,000,000.  Additional potential claims and notices of potential claims from third party investors have been made since December 31, 2011.  The Company has reserved and accrued $2,338,000 as of December 31, 2011 to settle all such investor related claims.

The total amount of potential claims and notices of potential claims are greater than the net asset value of SecurityNational Mortgage, which was $17,351,000 on December 31, 2011, and its reserve for mortgage loan loss, which was $2,338,000 on December 31, 2011.  SecurityNational Mortgage disagrees with the claims and notices of potential claims asserted by third party investors against it and believes it has significant defenses to these claims.  Any additional losses in excess of the current loan loss reserve cannot be estimated as SecurityNational Mortgage is currently in the process of reviewing repurchase demands and notices of potential claims from third party investors.

If SecurityNational Mortgage is unable to resolve demands by the third party investors on acceptable terms, legal action may ensue in an effort to obtain amounts that the third party investors claim are allegedly due.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against claims asserted by these third party investors to the extent that a substantial judgment is entered against SecurityNational Mortgage which is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.

Also at December 31, 2011, the Company had foreclosed on a total of $52,192,000 in long term mortgage loans, of which $9,228,000 of the loans foreclosed were reclassified as other real estate held for investment or sale during 2011. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its respective life, cemeteries and mortuaries, and mortgage subsidiaries, and will rent the properties until it is deemed economically desirable to sell them.

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

Liquidity and Capital Resources

The Company’s life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the maturity of held to maturity investments or sale of other investments. The mortgage subsidiary realizes cash flow from fees generated by originating and refinancing mortgage loans and interest earned on mortgages sold to investors. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term, and adequate to pay current policyholder claims, annuity payments, expenses on the issuance of new policies, the maintenance of existing policies, debt service, and to meet operating expenses.

During the twelve months ended December 31, 2011, the Company's operations provided cash of $6,866,000, while cash totaling $14,251,000 was used by operations during the twelve months ended December 31, 2010. This was due primarily to a $15,145,000 increase in 2011 and an increase of $23,957,000 in 2010 in the balance of mortgage loans sold to investors.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $127,579,000 as of December 31, 2011 compared to $98,048,000 as of December 31, 2010. This represents 38.3% and 35.5% of the total investments as of December 31, 2011, and December 31, 2010, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At December 31, 2011, 4.1% (or $5,182,000) and at December 31, 2010, 6.2% (or $6,019,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

See note 2 of the Notes to Consolidated Financial Statements for the schedule of the maturity of fixed maturity securities and for the schedule of principal payments for mortgage loans on real estate and construction loans held for investment.

If market conditions were to cause interest rates to change, the market value of the fixed income portfolio (of approximately $256,213,000) could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps
Change in Market Value	$17,118	$8,522	$(10,967)	$(20,061)
(in thousands)

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2011, and December 31, 2010, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank debt and notes payable were $86,250,000 as of December 31, 2011, as compared to $66,994,000 as of December 31, 2010. Stockholders’ equity as a percent of total capitalization was 71.0% and 89.5% as of December 31, 2011 and December 31, 2010, respectively. Bank debt and notes payable increased $17,953,000 for the twelve months ended December 31, 2011 when compared to December 31, 2010, thus decreasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2011 was 6.5% as compared to a rate of 8.0% for 2010.

At December 31, 2011, $26,923,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

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

This Annual Report on Form 10-K contains forward-looking statements, together with related data and projections, about the Company’s projected financial results and its future plans and strategies. However, actual results and needs of the Company may vary materially from forward-looking statements and projections made from time to time by the Company on the basis of management’s then-current expectations. The business in which the Company is engaged involves changing and competitive markets, which may involve a high degree of risk, and there can be no assurance that forward-looking statements and projections will prove accurate.

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

Off-Balance Sheet Agreements

At December 31, 2011, the Company was contingently liable under a standby letter of credit aggregating $383,114, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's self-insurance casualty program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero.

At December 31, 2011, SecurityNational Mortgage was contingently liable under a standby letter of credit aggregating $1,250,000, to be used as collateral to cover any contingency related to claims filed in states where SecurityNational Mortgage is licensed. SecurityNational Mortgage does not expect any material losses to result from the issuance of the standby letter of credit. Accordingly, the estimated fair value of these instruments is zero.

SecurityNational Mortgage has entered into a loan purchase agreement to originate and sell mortgage loans to an unaffiliated warehouse bank. The total amount available to originate loans under this agreement at December 31, 2011 was $65,000,000. SecurityNational Mortgage originates the loans and immediately sells them to warehouse banks. Generally, when certain mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the date of settlement with third party investors. The terms of the loan purchase agreements are typically for one year, with interest rates on a portion of the mortgage loans ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage renewed its loan purchase agreement with an unaffiliated warehouse bank that expired on December 19, 2011.

As of December 31, 2011, there was $64,991,000 in mortgage loans in which settlements with third party investors were still pending.

The total of the Company unfunded residential construction loan commitments as of December 31, 2011 was $3,582,000.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2011 and the payments due by period are shown in the following table:

	Less than 1 year	1-3 years	4-5 years	over 5 years	Total
Non-cancelable operating leases	$1,315,512	$1,320,530	$37,155	$-	$2,673,197
Notes and contracts payable	18,018,145	6,680,693	173,190	147,091	25,019,119
	$19,333,657	$8,001,223	$210,345	$147,091	$27,692,316

Variable Interest Entities

In conjunction with the Company’s casualty insurance program, limited equity interests are held in a captive insurance entity. This program permits the Company to self-insure a portion of losses, to gain access to a wide array of safety-related services, to pool insurance risks and resources in order to obtain more competitive pricing for administration and reinsurance and to limit its risk of loss in any particular year. This entity meets the definition of a variable interest entity (VIE); however, under generally accepted accounting principles, “there is not a requirement to include this entity in the consolidated financial statements.” The maximum exposure to loss related to the Company’s involvement with this entity is limited to approximately $383,114, a majority of which is collateralized under a standby letter of credit issued on the insurance entity’s behalf. See Note 9, “Reinsurance, Commitments and Contingencies,” for additional discussion of commitments associated with the insurance program and Note 1, “Significant Accounting Policies”, for further information on a standby letter of credit. As of December 31, 2011, there are no other entities that met the definition of a variable interest entity.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company has no activities in derivative financial or commodity instruments other than those recorded and disclosed in the financial statements. See note 18 of the consolidated financial statements included elsewhere in this Form 10-K. The Company’s exposure to market risks (i.e., interest rate risk, foreign currency exchange rate risk and equity price risk) through other financial instruments, including cash equivalents, accounts receivable and lines of credit, is not material.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Financial Statements:

Report of Independent Registered Public Accounting Firm	39

Consolidated Balance Sheets, December 31, 2011 and 2010	40

Consolidated Statements of Earnings for the Years Ended December 31, 2011, 2010 and 2009	42

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009	43

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	44

Notes to Consolidated Financial Statements	46

Financial Statement Schedules:

II	Condensed Financial Information of Registrant	124

IV	Reinsurance	130

V	Valuation and Qualifying Accounts	131

All other schedules to the Consolidated Financial Statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Security National Financial Corporation

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 30, 2012

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
Assets	2011	2010
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$127,579,087	$98,048,016
Equity securities, available for sale, at estimated fair value	6,299,392	6,784,643
Mortgage loans on real estate and construction loans held for investment, net of allowances for losses of $4,881,173 and $7,070,442 for 2011 and 2010	115,155,967	96,154,107
Real estate held for investment, net of accumulated depreciation of $4,189,641 and $3,849,695 for 2011 and 2010	3,786,780	3,996,777
Other real estate owned held for investment, net of accumulated depreciation of $1,810,238 and $1,090,532 for 2011 and 2010	46,398,095	44,422,829
Other real estate owned held for sale	5,793,900	5,086,400
Policy, student and other loans net of allowance for doubtful accounts of $427,136 and $380,506 for 2011 and 2010	18,463,277	17,044,897
Short-term investments	6,932,023	2,618,349
Accrued investment income	2,323,080	1,726,854
Total investments	332,731,601	275,882,872
Cash and cash equivalents	17,083,604	39,556,503
Mortgage loans sold to investors	77,339,445	63,226,686
Receivables, net	9,934,075	7,827,114
Restricted assets of cemeteries and mortuaries	3,392,497	3,066,379
Cemetery perpetual care trust investments	1,810,185	1,454,694
Receivable from reinsurers	7,484,466	4,476,237
Cemetery land and improvements	11,105,809	11,096,129
Deferred policy and pre-need contract acquisition costs	36,237,069	35,767,101
Property and equipment, net	9,300,185	11,111,059
Value of business acquired	11,020,834	9,017,696
Goodwill	677,039	1,075,039
Other	3,022,113	2,077,396
Total Assets	$521,138,922	$465,634,905

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
Liabilities and Stockholders' Equity	2011	2010
Liabilities
Future life, annuity, and other benefits	$381,595,568	$344,972,099
Unearned premium reserve	5,030,443	5,213,948
Bank and other loans payable	25,019,119	7,065,975
Deferred pre-need cemetery and mortuary contract revenues	13,140,483	13,192,499
Cemetery perpetual care obligation	2,983,077	2,853,727
Accounts payable	2,672,479	2,472,996
Other liabilities and accrued expenses	14,456,887	14,579,008
Income taxes	15,010,279	15,356,185
Total liabilities	459,908,335	405,706,437
Commitments and Contingencies	-	-
Stockholders’ Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 9,638,798 shares in 2011 and 9,178,945 shares in 2010	19,277,596	18,357,890
Class B: non-voting common stock - $1.00 par value; 5,000,000shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 10,135,976 shares in 2011 and 9,660,152 shares in 2010	2,027,195	1,932,031
Additional paid-in capital	19,487,565	19,689,993
Accumulated other comprehensive income, net of taxes	654,443	1,188,246
Retained earnings	22,546,623	21,907,579
Treasury stock, at cost - 1,198,167 Class A shares and -0- Class C shares in 2011; 1,322,074 Class A shares and -0- Class C shares in 2010	(2,762,835)	(3,147,271)
Total stockholders’ equity	61,230,587	59,928,468
Total Liabilities and Stockholders’ Equity	$521,138,922	$465,634,905

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
	2011	2010	2009
Revenues:
Insurance premiums and other considerations	$48,479,519	$38,528,437	$38,413,329
Net investment income	20,010,704	18,615,984	19,915,072
Net mortuary and cemetery sales	10,761,469	11,520,369	11,973,676
Realized gains on investments and other assets	2,464,353	1,615,418	1,223,312
Other than temporary impairments	(840,735)	(673,981)	(326,000)
Mortgage fee income	77,605,105	97,342,215	144,274,227
Other	1,108,969	1,581,115	1,414,680
Total revenues	159,589,384	168,529,557	216,888,296

Benefits and expenses:
Death benefits	22,184,112	19,350,176	19,003,933
Surrenders and other policy benefits	1,761,608	1,575,812	1,677,335
Increase in future policy benefits	20,540,375	15,525,542	15,238,380
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	7,509,328	5,944,859	7,160,488
Selling, general and administrative expenses:
Commissions	47,514,804	58,439,664	79,509,946
Salaries	23,531,407	26,406,153	27,351,618
Provision for loan losses and loss reserve	2,070,399	5,404,645	19,547,162
Costs related to funding mortgage loans	4,240,377	6,044,020	10,041,731
Other	25,156,515	25,923,413	25,334,654
Interest expense	1,961,249	2,778,920	3,326,161
Cost of goods and services sold – mortuaries and cemeteries	1,882,657	2,225,773	2,349,230

Total benefits and expenses	158,352,831	169,618,977	210,540,638

Earnings (loss) before income taxes	1,236,553	(1,089,420)	6,347,658
Income tax benefit (expense)	62,205	658,796	(2,573,778)

Net earnings (loss)	$1,298,758	$(430,624)	$3,773,880

Net earnings (loss) per Class A equivalent common share (1)	$0.14	$(0.05)	$0.41

Net earnings (loss) per Class A equivalent common share -assuming dilution(1)	$0.14	$(0.05)	$0.41

Weighted average Class A equivalent common shares outstanding (1)	9,375,045	9,169,150	9,149,451

Weighted average Class A equivalent common shares outstanding-assuming dilution (1)	9,477,852	9,169,150	9,151,937

(1) Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share. Net earnings per Class C common share is equal to one-tenth (1/10) of such amount or $0.01, $0.00 and $0.04 per share for 2011, 2010 and 2009, respectively, and $0.01, $0.00 and $0.04 per share-assuming dilution for 2011, 2010 and 2009, respectively.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009, 2010 and 2011

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2009	$16,568,218	$1,782,463	$17,985,848	$417,101	$21,023,179	$(3,864,530)	$53,912,279

Comprehensive income:
Net earnings	—	—	—	—	3,773,880	—	3,773,880
Unrealized gains (losses)	—	—	—	1,176,226	—	—	1,176,226
Total comprehensive income	—	—	—	—	—	—	4,950,106
Grant of stock options	—	—	485,986	—	—	—	485,986
Exercise stock options	32,962	—	(32,962)	—	—	—	—
Sale of treasury stock	—	—	54,271	—	—	402,799	457,070
Stock dividends	831,736	87,755	698,524	—	(1,618,015)	—	—
Odd lot purchase	160	—	(60)	—	(100)	—	—
Conversion Class C to Class A	27,377	(27,376)	(1)	—	—	—	—
Balance at December 31, 2009	17,460,454	1,842,842	19,191,606	1,593,327	23,178,944	(3,461,731)	59,805,442

Comprehensive income:
Net loss	—	—	—	—	(430,624)	—	(430,624)
Unrealized gains (losses)	—	—	—	(405,081)	—	—	(405,081)
Total comprehensive income	—	—	—	—	—	—	(835,705)
Grant of stock options	—	—	520,457	—	—	—	520,457
Exercise of stock options	20,348	—	(20,348)	—	—	—	—
Sale of treasury stock	—	—	123,814	—	—	314,460	438,274
Stock dividends	874,276	92,002	(125,537)	—	(840,741)	—	—
Conversion Class C to Class A	2,812	(2,813)	1	—	—	—	—
Balance at December 31, 2010	18,357,890	1,932,031	19,689,993	1,188,246	21,907,579	(3,147,271)	59,928,468

Comprehensive income:
Net earnings	—	—	—	—	1,298,758	—	1,298,758
Unrealized gains (losses)	—	—	—	(533,803)	—	—	(533,803)
Total comprehensive income	—	—	—	—	—	—	764,955
Grant of stock options	—	—	253,934	—	—	—	253,934
Exercise of stock options	—	—	—	—	—	—	—
Sale of treasury stock	—	—	(101,206)	—	—	384,436	283,230
Stock dividends	918,336	96,535	(355,157)	—	(659,714)	—	—
Conversion Class C to Class A	1,370	(1,371)	1	—	—	—	—
Balance at December 31, 2011	$19,277,596	$2,027,195	$19,487,565	$654,443	$22,546,623	$(2,762,835)	$61,230,587

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2011	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$1,298,758	$(430,624)	$3,773,880
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Realized gains on investments and other assets	(2,464,353)	(1,615,418)	(1,223,312)
Other than temporary impairments	840,735	673,981	326,000
Depreciation	2,814,585	2,917,513	2,801,417
Provision for losses on real estate accounts and loans receivable	1,644,171	(198,062)	2,804,620
Amortization of premiums and discounts	(539,896)	(19,505)	(740,124)
Provision for deferred and other income taxes	524,868	(1,197,023)	1,570,989
Policy and pre-need acquisition costs deferred	(6,806,486)	(6,956,154)	(7,754,706)
Policy and pre-need acquisition costs amortized	6,367,350	5,225,032	6,035,882
Value of business acquired amortized	1,141,978	719,827	1,124,606
Stock based compensation expense	253,934	520,457	485,986
Benefit plans funded with treasury stock	283,230	438,274	457,070
Change in assets and liabilities:
Land and improvements held for sale	(9,680)	(108,296)	(361,537)
Future life and other benefits	20,522,528	16,843,261	15,423,587
Receivables for mortgage loans sold	(15,144,933)	(23,957,088)	(19,383,604)
Other operating assets and liabilities	(3,860,964)	(7,107,055)	11,831,350
Net cash provided by (used in) operating activities	6,865,825	(14,250,880)	17,172,104
Cash flows from investing activities:
Securities held to maturity:
Purchase - fixed maturity securities	(50,566,004)	(8,251,365)	(12,897,225)
Calls and maturities - fixed maturity securities	21,631,908	27,878,797	22,610,141
Securities available for sale:
Purchase - equity securities	(4,574,717)	(5,462,028)	(5,640,738)
Sales - equity securities	4,161,140	5,014,194	5,788,996
Purchases of short-term investments	(70,895,829)	(9,590,929)	(20,784,977)
Sales of short-term investments	66,582,155	14,115,870	18,923,574
Sales (purchases) of restricted assets	(338,310)	(441,441)	1,552,830
Change in assets for perpetual care trusts	(266,056)	(282,605)	(230,498)
Amount received for perpetual care trusts	129,350	97,553	108,190
Mortgage, policy, and other loans made	(127,867,064)	(102,328,203)	(89,298,195)
Payments received for mortgage, policy, and other loans	103,865,163	97,675,289	83,312,074
Purchases of property and equipment	(765,633)	(859,988)	(736,210)
Disposal of property and equipment	2,296,247	-	2,749
Purchases of real estate	(441,444)	(1,813,784)	(801,297)
Sale of real estate	2,605,454	6,424,961	1,965,740
Cash Received for Reinsurance with North American Life	12,990,444	-	-
Net cash provided by (used in) investing activities	(41,453,196)	22,176,321	3,875,154
See accompanying notes to consolidated financial statements

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Annuity contract receipts	$7,967,701	$8,428,798	$9,101,675
Annuity contract withdrawals	(13,910,925)	(14,372,244)	(13,920,526)
Repayment of bank loans and notes and contracts payable	(1,957,389)	(1,889,295)	(1,633,714)
Proceeds from bank borrowings	3,615,085	-	4,955,000
Change in line of credit borrowings	16,400,000	-	-
Net cash provided by (used in) financing activities	12,114,472	(7,832,741)	(1,497,565)
Net change in cash and cash equivalents	(22,472,899)	92,700	19,549,693
Cash and cash equivalents at beginning of year	39,556,503	39,463,803	19,914,110
Cash and cash equivalents at end of year	$17,083,604	$39,556,503	$39,463,803

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$9,228,249	$12,985,041	$24,441,490

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

1)       Significant Accounting Policies

General Overview of Business

Security National Financial Corporation and its wholly owned subsidiaries (the “Company”) operate in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the intermountain west, California and eleven southern states. The cemetery and mortuary segment of the Company consists of five cemeteries in Utah, one cemetery in California, seven mortuaries in Utah and one mortuary in Arizona. The mortgage loan segment is an approved government and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in California, Florida, Illinois, Kansas, Texas, and Utah.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of certain amounts in prior years has been reclassified to conform to the 2011 presentation.

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

Mortgage loans on real estate, and construction loans are carried at their principal balances adjusted for charge-offs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The Company defers related material loan origination fees, net of related direct loan origination costs, and amortizes the net fees over the term of the loans.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

1)         Significant Accounting Policies (Continued)

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

Cemetery Land and Improvements

The development of a cemetery involves not only the initial acquisition of raw land but the installation of roads, water lines, landscaping and other costs to establish a marketable cemetery lot. The costs of developing the cemetery are shown as an asset on the balance sheet. The amount on the balance sheet is reduced by the total cost assigned to the development of a particular lot when the criterion for recognizing a sale of that lot is met.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets which range from three to forty years. Leasehold improvements are amortized over the lesser of the useful life or remaining lease terms.

Recognition of Insurance Premiums and Other Considerations

Premiums for traditional life insurance products (which include those products with fixed and guaranteed premiums and benefits and consist principally of whole life insurance policies, limited payment life insurance policies, and certain annuities with life contingencies) are recognized as revenues when due from policyholders. Revenues for interest-sensitive insurance policies (which include universal life policies, interest-sensitive life policies, deferred annuities, and annuities without life contingencies) are recognized when earned and consist of policy charges for the policy administration charges, and surrender charges assessed against policyholder account balances during the period.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

1)         Significant Accounting Policies (Continued)

Deferred Policy Acquisition Costs and Value of Business Acquired

Commissions and other costs, net of commission and expense allowances for reinsurance ceded, that vary with and are primarily related to the production of new insurance business have been deferred. Deferred policy acquisition costs (“DAC”) for traditional life insurance are amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. For interest-sensitive insurance products, deferred policy acquisition costs are amortized generally in proportion to the present value of expected gross profits from surrender charges, investment, mortality and expense margins. This amortization is adjusted when estimates of current or future gross profits to be realized from a group of products are reevaluated. Deferred acquisition costs are written off when policies lapse or are surrendered.

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

Allowance for Doubtful Accounts and Loan Losses and Impaired Loans

The Company records an allowance and recognizes an expense for potential losses from mortgage loans, other loans and receivables in accordance with FASB codification topic 450.

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

The Company provides allowances for losses on its mortgage loans held for investment through an allowance for loan losses. The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company’s historical experience in collecting similar receivables. The second component is based upon individual evaluation of loans that are determined to be impaired. Upon determining impairment the Company establishes an individual impairment allowance based upon an assessment of the fair value of the underlying collateral. See the schedules in note 2 for additional information. In addition, when a mortgage loan is past due more than 90 days, the Company, does not accrue any interest income and proceeds to foreclose on the real estate. All expenses for foreclosure are expensed as incurred. Once foreclosed, the carrying value will approximate its fair value and the amount is classified as other real estate owned held for investment or sale. The Company will rent the properties until it is deemed desirable to sell them.

The allowance for losses on mortgage loans held for investment could change based on changes in the value of the underlying collateral, the performance status of the loans, or the Company’s actual collection experience. The actual losses could change, in the near term, from the established allowance, based upon the occurrence or non-occurrence of these events.

Loan Loss Reserve

The mortgage loan loss reserve is an estimate of probable losses at the balance sheet date that the Company will realize in the future on mortgage loans sold to third party investors.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

1)         Significant Accounting Policies (Continued)

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

Additional information related to the Loan Loss Reserve is included in note 2.

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

Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for interest-sensitive insurance products ranged from 3% to 6.5%.

Participating Insurance

Participating business constituted 2%, 2%, and 2% of insurance in force for 2011, 2010 and 2009, respectively. The provision for policyholders’ dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

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
Years Ended December 31, 2011, 2010, and 2009

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

Mortgage Fee Income

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
Years Ended December 31, 2011, 2010, and 2009

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

Fair Value

The company provides an allowance for loan losses on its mortgage loans held for investment. The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company’s historical experience in collecting similar receivables. The second component is based upon individual evaluation of loans that are determined to be impaired.

Commercial Loans

Each quarter, management reviews the current commercial loans and determines if an allowance is required based on the Company’s actual experience of losses on impaired commercial loans. To date, the Company has not incurred any significant losses. As a result, management has determined that no allowance is required on current commercial loans in its portfolio. The carrying value of all commercial loans is supported by appraisals and cash flow analysis of revenue received. Also, the Company has not accrued any interest income or capitalized any of the foreclosure costs on the impaired commercial loans.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

1)         Significant Accounting Policies (Continued)

Residential and Construction Loans

The Company believes that in an orderly market fair value will approximate the replacement cost of a home and the rental income provides a cash flow stream for investment analysis. The Company believes the highest and best use of the properties are as income producing assets since it is the Company’s intent to hold the properties as rental properties, matching the income from the investment in rental properties with the funds required for future estimated policy claims. Accordingly, the fair value determination will be weighted more heavily toward the rental analysis.

It should be noted that for replacement cost, when determining the fair value of mortgage properties, the Company uses Marshall and Swift, a provider of building cost information to the real estate construction industry. For the investment analysis, the Company used market data based upon its real estate operation experience and projected the present value of the net rental income over seven years. The Company used 60% of the projected cash flow analysis and 40% of the replacement cost to approximate fair value of the collateral.

Each quarter the Company also analyzes its current loan portfolio and determines the level of allowance needed for loans that are listed as current in the portfolio. The basis of the analysis places a higher weight on loans with high loan to value ratios, those that lack mortgage insurance, and certain loan types that have a higher percentage of default based on the Company’s experience.

Each quarter the Company makes further analysis of the foreclosed properties to determine if any additional allowances are necessary by comparing national indexes of loan to value ratios by region to the Company’s loan to value ratios. Base upon the above procedures, the Company’s management believes that residential and construction loans are reflected in the Company’s financial statements at the lower of cost or market in accordance with GAAP requirements.

Self Insurance

The Company is self insured for certain casualty insurance, workers compensation and liability programs. Self-Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party administrators and actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date.

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
Years Ended December 31, 2011, 2010, and 2009

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

Options to purchase 1,611,470 shares of Common Stock were outstanding during 2011, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

Advertising Expense

The Company expenses advertising costs as incurred. The total amount charged to advertising expense for 2011, 2010 and 2009 was $2,237,000, $2,122,000 and $1,532,000, respectively.

Recent Accounting Pronouncements

Disclosures about Offsetting Assets and Liabilities – In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to balance sheet offsetting. The new guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). This new guidance will be effective for us for interim and annual reporting periods beginning January 1, 2013, with retrospective application required. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

Goodwill Impairment Test – In September 2011, the FASB issued authoritative guidance that amends how goodwill is tested for impairment. The amendments provide an option to perform a qualitative assessment to determine whether it is necessary to perform the annual two-step quantitative goodwill impairment test. This guidance will be effective for annual and interim goodwill impairment tests for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

1)         Significant Accounting Policies (Continued)

Comprehensive Income – In June 2011, the FASB issued authoritative guidance regarding the presentation of comprehensive income. This guidance provides companies with the option to present the total of comprehensive income, components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The objective of the standard is to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. The standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. The Company has not yet determined the effect, if any, the adoption this guidance will have on its consolidated financial statements.

Fair Value Measurements – In May 2011, the FASB issued authoritative guidance regarding fair value measurements. This guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. It also clarifies the FASB’s intent on the application of existing fair value measurement requirements. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied prospectively. The Company has not yet determined the effect, if any, the adoption this guidance will have on its consolidated financial statements.

Reconsideration of Effective Control for Repurchase Agreements – In April 2011, the FASB issued authoritative guidance which amends the Transfers and Servicing topic of the FASB Codification to remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this update. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met: (1) the financial assets to be repurchased or redeemed are the same or substantially the same as those transferred; (2) the agreement is to repurchase or redeem them before maturity, at a fixed or determinable price; and (3) the agreement is entered into contemporaneously with, or in contemplation of, the transfer. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring – In April 2011, the FASB issued authoritative guidance to assist creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. Under this guidance, in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession; and 2) the debtor is experiencing financial difficulties. A creditor may determine that a debtor is experiencing financial difficulties, even though the debtor is not currently in default, if the creditor determines it is probable that the debtor would default on its payments for any of its debts in the foreseeable future without the loan modification. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and must be applied retrospectively. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts - In October 2010, the FASB issued authoritative guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company has not yet determined the effect, if any; the adoption of this guidance will have on its consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

2)       Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2011 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011:
Fixed maturity securities held to maturity
carried at amortized cost:
Bonds:
U.S. Treasury securities
and obligations of U.S
Government agencies	$2,820,159	$551,740	$-	$3,371,899

Obligations of states and
political subdivisions	3,024,425	309,986	(13,156)	3,321,255

Corporate securities including
public utilities	113,648,447	10,075,071	(2,268,146)	121,455,372

Mortgage-backed securities	6,575,178	354,286	(356,900)	6,572,564

Redeemable preferred stock	1,510,878	72,639	(129,200)	1,454,317
Total fixed maturity
securities held to maturity	$127,579,087	$11,363,722	$(2,767,402)	$136,175,407

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

2)       Investments (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011:

Equity securities available for sale
at estimated fair value:

Non-redeemable preferred stock	$20,281	$-	$(1,843)	$18,438

Common stock:

Industrial, miscellaneous and all other	7,250,991	363,387	(1,333,424)	6,280,954

Total equity securities available for sale
at estimated fair value	$7,271,272	$363,387	$(1,335,267)	$6,299,392

Total securities available for sale
carried at estimated fair value	$7,271,272	$363,387	$(1,335,267)	$6,299,392

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$54,344,327
Residential construction	17,259,666
Commercial	48,433,147
Less: Allowance for loan losses	(4,881,173)
Total mortgage loans on real estate and
construction loans held for investment	$115,155,967

Real estate held for investment - net of depreciation	$3,786,780
Other real estate owned held for investment - net of
depreciation	46,398,095
Other real estate owned held for sale	5,793,900
Total real estate	$55,978,775

Policy, student and other loans at
amortized cost - net of allowance for doubtful accounts	$18,463,277

Short-term investments at amortized cost	$6,932,023

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

2)       Investments (Continued)

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
Years Ended December 31, 2011, 2010, and 2009

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

2)       Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturities securities, which are carried at amortized cost, at December 31, 2011 and 2010. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At December 31, 2011
Redeemable Preferred Stock	$800	1	$128,400	1	$129,200
Obligations of States and
Political Subdivisions	-	0	13,156	2	$13,156
Corporate Securities	1,544,224	47	723,922	12	$2,268,146
Mortgage and other
asset-backed securities	161,300	3	195,599	1	356,899
Total unrealized losses	$1,706,324	51	$1,061,077	16	$2,767,401
Fair Value	$24,249,533		$3,762,892		$28,012,425

At December 31, 2010
Redeemable Preferred Stock	$4,022	4	$28,149	1	$32,171
Obligations of States and
Political Subdivisions	-	0	18,574	3	18,574
Corporate Securities	70,934	10	645,073	25	716,007
Mortgage and other
asset-backed securities	8,971	2	645,988	3	654,959
Total unrealized losses	$83,927	16	$1,337,784	32	$1,421,711
Fair Value	$4,527,041		$10,037,150		$14,564,191

As of December 31, 2011, the average market value of the related fixed maturities was 91.0% of amortized cost and the average market value was 91.1% of amortized cost as of December 31, 2010. During 2011, 2010 and 2009, an other than temporary decline in market value resulted in the recognition of credit losses on fixed maturity securities of $125,129, $150,059 and $326,000, respectively.

On a quarterly basis, the Company reviews its available for sale fixed investment securities related to corporate securities and other public utilities, consisting of bonds and preferred stocks that are in a loss position. The review involves an analysis of the securities in relation to historical values, and projected earnings and revenue growth rates. Based on the analysis, a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other-than-temporary, the security is written down to the impaired value and an impairment loss is recognized. No other than temporary impairment loss was considered to exist for these fixed maturities as of December 31, 2011.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

2)       Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at December 31, 2011 and 2010. The unrealized losses were primarily the result of decreases in market value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At December 31, 2011
Non-redeemable preferred stock	$-	-	$1,843	2	$1,843
Industrial, miscellaneous and all other	955,400	79	378,024	14	1,333,424
Total unrealized losses	$955,400	79	$379,867	16	$1,335,267
Fair Value	$2,857,082		$560,529		$3,417,611

At December 31, 2010
Non-redeemable preferred stock	$-	-	$4,224	2	$4,224
Industrial, miscellaneous and all other	192,742	42	164,622	13	357,364
Total unrealized losses	$192,742	42	$168,846	15	$361,588
Fair Value	$1,895,632		$530,253		$2,425,885

As of December 31, 2011, the average market value of the equity securities available for sale was 71.9% of the original investment and the average market value was 87.0% of the original investment as of December 31, 2010. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During 2011, 2010, and 2009, an other than temporary decline in the market value resulted in the recognition of an impairment loss on equity securities of $52,775, $23,922 and $-0-, respectively.

On a quarterly basis, the Company reviews its investment in industrial, miscellaneous and all other equity securities that are in a loss position. The review involves an analysis of the securities in relation to historical values, price earnings ratios, projected earnings and revenue growth rates. Based on the analysis a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other than temporary, the security is written down to the impaired value and an impairment loss is recognized. No other than temporary impairment loss was considered to exist for these equity securities as of December 31, 2011 and December 31, 2010.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

2)       Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Held to Maturity:
Due in 2012	$985,359	$993,962
Due in 2013 through 2016	19,284,419	20,765,747
Due in 2017 through 2021	50,127,588	52,829,557
Due after 2021	49,095,665	53,559,260
Mortgage-backed securities	6,575,178	6,572,564
Redeemable preferred stock	1,510,878	1,454,317
Total held to maturity	$127,579,087	$136,175,407

The amortized cost and estimated fair value of available for sale securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Amortized	Estimated Fair
	Cost	Value
Available for Sale:
Due in 2012	$-	$-
Due in 2013 through 2016	-	-
Due in 2017 through 2021	-	-
Due after 2021	-	-
Non-redeemable preferred stock	20,281	18,438
Common stock	7,250,991	6,280,954
Total available for sale	$7,271,272	$6,299,392

The Company’s realized gains and losses and other than temporary impairments from investments and other assets are summarized as follows:

	2011	2010	2009
Fixed maturity securities held
to maturity:
Gross realized gains	$939,672	$1,300,187	$500,795
Gross realized losses	(162,716)	(494,678)	(151,069)
Other than temporary impairments	(125,129)	(150,059)	(326,000)

Securities available for sale:
Gross realized gains	590,455	686,788	1,018,217
Gross realized losses	(118,417)	(61,530)	(152,757)
Other than temporary impairments	(52,775)	(23,922)	-

Other assets:
Gross realized gains	1,295,217	393,943	8,126
Gross realized losses	(79,858)	(209,292)	-
Other than temporary impairments	(662,831)	(500,000)	-
Total	$1,623,618	$941,437	$897,312

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

2)       Investments (Continued)

The net carrying amount for sales of securities classified as held to maturity was $12,341,156, $16,220,943 and $1,700,388, for the years ended December 31, 2011, 2010 and 2009, respectively.  The net realized gain related to these sales was $462,267, $346,225 and $181,285, for the years ended December 31, 2011, 2010 and 2009, respectively. Certain circumstances lead to these decisions to sell.  The Company sold held to maturity securities in 2009 that experienced significant deterioration in their value and were liquidated to avoid a potential complete loss in the bond investments of Lehman Brothers and General Motors.  Bonds categorized as held to maturity and sold in 2010 were liquidated in order to meet an unexpected increase in mortgage funding demand and the non-renewal of an expired loan purchase agreement with a warehouse bank by SecurityNational Mortgage during the latter part of 2010.  This was a rare and unusual event in the history of the Company. In 2011, the Company sold certain held to maturity bonds in gain positions to reduce its risk in certain industries or companies.

Other than investments issued or guaranteed by the United States Government, there is one long-term mortgage loan investment in the amount of $8,500,000 which exceeds 10% of shareholders’ equity (before net unrealized gains and losses on available for sale securities) at December 31, 2011.

Major categories of net investment income are as follows:
	2011	2010	2009
Fixed maturity securities	$7,762,894	$6,761,254	$7,140,920
Equity securities	272,011	238,929	794,845
Mortgage loans on real estate	7,084,995	6,154,760	5,462,533
Real estate	2,288,537	2,387,489	2,147,981
Policy, student and other loans	835,312	897,945	811,684
Short-term investments, principally gains on sale of mortgage loans	6,255,581	7,215,927	7,896,518
Gross investment income	24,499,330	23,656,304	24,254,481
Investment expenses	(4,488,626)	(5,040,320)	(4,339,409)
Net investment income	$20,010,704	$18,615,984	$19,915,072

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of $626,688, $635,652 and $576,689 for 2011, 2010 and 2009, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases. Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,593,318 at December 31, 2011 and $9,302,578 at December 31, 2010. The restricted securities are included in various assets under investments on the accompanying consolidated balance sheets.

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 10.5%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At December 31, 2011, the Company has 37%, 11% and 11% of its mortgage loans from borrowers located in the states of Utah, Florida and California, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $4,881,173 and $7,070,442 at December 31, 2011 and 2010, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

2)       Investments (Continued)

The Company establishes a valuation allowance for credit losses in its portfolio.

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans
For the Years Ended December 31, 2011, and 2010

	Commercial	Residential	Residential Construction	Total
2011
Allowance for credit losses:
Beginning balance	$-	$6,212,072	$858,370	$7,070,442
Charge-offs	-	(2,994,715)	(430,274)	(3,424,989)
Provision	-	1,121,448	114,272	1,235,720
Ending balance	$-	$4,338,805	$542,368	$4,881,173

Ending balance: individually evaluated for impairment	$-	$738,975	$250,524	$989,499

Ending balance: collectively evaluated for impairment	$-	$3,599,830	$291,844	$3,891,674

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$48,433,147	$54,344,327	$17,259,666	$120,037,140

Ending balance: individually evaluated for impairment	$2,758,235	$4,611,995	$5,645,865	$13,016,095

Ending balance: collectively evaluated for impairment	$45,674,912	$49,732,332	$11,613,801	$107,021,045

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

2010
Allowance for credit losses:
Beginning balance	$-	$5,917,792	$891,011	$6,808,803
Charge-offs	-	(335,853)	(32,641)	(368,494)
Provision	-	630,133	-	630,133
Ending balance	$-	$6,212,072	$858,370	$7,070,442

Ending balance: individually evaluated for impairment	$-	$5,131,779	$740,000	$5,871,779

Ending balance: collectively evaluated for impairment	$-	$1,080,293	$118,370	$1,198,663

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$24,502,781	$60,285,273	$18,436,495	$103,224,549

Ending balance: individually evaluated for impairment	$439,794	$7,236,095	$2,085,467	$9,761,356

Ending balance: collectively evaluated for impairment	$24,062,987	$53,049,178	$16,351,028	$93,463,193

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

2)       Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented.

Age Analysis of Past Due Mortgage Loans
Years Ended December 31, 2011 and 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days 1)	In Foreclosure 1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
2011
Commercial	$-	$-	$1,053,500	$2,758,235	$3,811,735	$44,621,412	$48,433,147	$-	$48,433,147
Residential	2,478,084	2,058,261	5,500,340	4,611,995	14,648,680	39,695,647	54,344,327	(4,338,805)	50,005,522
Residential Construction	859,651	682,532	309,651	5,645,865	7,497,699	9,761,967	17,259,666	(542,368)	16,717,298

Total	$3,337,735	$2,740,793	$6,863,491	$13,016,095	$25,958,114	$94,079,026	$120,037,140	$(4,881,173)	$115,155,967

2010
Commercial	$-	$734,756	$-	$439,794	$1,174,550	$23,328,231	$24,502,781	$-	$24,502,781
Residential	767,970	782,174	3,537,616	7,236,095	12,323,855	47,961,418	60,285,273	(6,212,072)	54,073,201
Residential Construction	849,375	1,543,593	994,046	2,085,467	5,472,481	12,964,014	18,436,495	(858,370)	17,578,125

Total	$1,617,345	$3,060,523	$4,531,662	$9,761,356	$18,970,886	$84,253,663	$103,224,549	$(7,070,442)	$96,154,107

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

2)       Investments (Continued)

Impaired Loans
For the Years Ended December 31, 2011, and 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2011
With no related allowance recorded:
Commercial	$3,811,735	$3,811,735		$3,811,735	$-
Residential	5,500,340	5,500,340		5,500,340	-
Residential construction	309,651	309,651		309,651	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	4,611,995	4,611,995	738,975	4,611,995	-
Residential construction	5,645,865	5,645,865	250,524	5,645,865	-

Total:
Commercial	$3,811,735	$3,811,735	$-	$3,811,735	$-
Residential	10,112,335	10,112,335	738,975	10,112,335	-
Residential construction	5,955,516	5,955,516	250,524	5,955,516	-

2010
With no related allowance recorded:
Commercial	$439,794	$439,794		$439,794	$-
Residential	3,537,616	3,537,616		3,537,616	-
Residential construction	994,046	994,046		994,046	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	7,236,095	7,236,095	5,131,779	7,236,095	-
Residential construction	2,085,467	2,085,467	740,000	2,085,467	-

Total:
Commercial	$439,794	$439,794	$-	$439,794	$-
Residential	10,773,711	10,773,711	5,131,779	10,773,711	-
Residential construction	3,079,513	3,079,513	740,000	3,079,513	-

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

The Company’s performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity
As of December 31, 2011, and 2010

	Commercial		Residential		Residential Construction		Total
	2011	2010	2011	2010	2011	2010	2011	2010

Performing	$44,621,412	$24,062,987	$44,231,992	$49,511,562	$11,304,150	$15,356,982	$100,157,554	$88,931,531
Nonperforming	3,811,735	439,794	10,112,335	10,773,711	5,955,516	3,079,513	19,879,586	14,293,018

Total	$48,433,147	$24,502,781	$54,344,327	$60,285,273	$17,259,666	$18,436,495	$120,037,140	$103,224,549

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

2)       Investments (Continued)

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $2,023,000 and $1,852,000 as of December 31, 2011 and 2010, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.
	Mortgage Loans on Nonaccrual Status
	As of December 31, 2011, and 2010

	2011	2010
Commercial	$3,811,735	$439,794
Residential	10,112,335	10,773,711
Residential construction	5,955,516	3,079,513

Total	$19,879,586	$14,293,018

Principal Amounts Due

The amortized cost and contractual payments on mortgage loans on real estate and construction loans held for investment by category as of December 31, 2011 are shown below. Expected principal payments may differ from contractual obligations because certain borrowers may elect to pay off mortgage obligations with or without early payment penalties.

		Principal	Principal	Principal
		Amounts	Amounts	Amounts
		Due in	Due in	Due
	Total	2012	2013-2016	Thereafter
Residential	$54,344,327	$1,888,024	$5,911,105	$46,545,198
Residential Construction	17,259,666	17,259,666	-	-
Commercial	48,433,147	29,132,743	12,225,603	7,074,801
Total	$120,037,140	$48,280,433	$18,136,708	$53,619,999

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

2)       Investments (Continued)

The following is a summary of the loan loss reserve which is included in other liabilities and accrued expenses:
	Years Ended December 31,
	2011	2010
Balance, beginning of period	$5,899,025	$11,662,897
Provisions for losses	1,667,805	4,534,231
Charge-offs	(5,228,955)	(10,298,103)
Balance, at December 31	$2,337,875	$5,899,025

The Company believes the loan loss reserve represents probable loan losses incurred as of the balance sheet date. The loan loss reserve may not be adequate, however, for claims asserted by third party investors. Actual loan loss experience could change, in the near-term, from the established reserve based upon claims asserted by third party investors. If SecurityNational Mortgage is unable to negotiate acceptable terms with the third party investors, legal action may ensue in an effort to obtain amounts that the third party investors claim are allegedly due.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against claims asserted by these third party investors to the extent that a substantial judgment is entered against SecurityNational Mortgage which is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

3)       Receivables

Receivables consist of the following:
	December 31,
	2011	2010
Trade contracts	$8,409,206	$5,447,268
Receivables from sales agents	1,623,025	1,766,823
Held in Escrow – Capital Reserve Life/Southern Security	616,383	616,383
Other	1,564,430	1,991,987
Total receivables	12,213,044	9,822,461
Allowance for doubtful accounts	(2,278,969)	(1,995,347)
Net receivables	$9,934,075	$7,827,114

4)       Value of Business Acquired

Information with regard to value of business acquired is as follows:
	December 31,
	2011	2010	2009
Balance at beginning of year	$9,017,696	$10,252,670	$11,377,276
Value of business acquired	3,145,116	(515,147)	246,838
Imputed interest at 7%	701,349	674,463	757,048
Amortization	(1,843,327)	(1,394,290)	(2,128,492)
Net amortization charged to income	(1,141,978)	(719,827)	(1,371,444)
Balance at end of year	$11,020,834	$9,017,696	$10,252,670

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $1,328,000, $1,137,000, $1,016,000, $796,000, and $707,000 for the years 2012 through 2016. Actual amortization may vary based on changes in assumptions or experience. As of December 31, 2011, value of business acquired is being amortized over a weighted average life of 7.9 years.

5)       Property and Equipment

The cost of property and equipment is summarized below:
	December 31,
	2011	2010
Land and buildings	$12,503,230	$14,344,140
Furniture and equipment	12,900,261	13,002,174
	25,403,491	27,346,314
Less accumulated depreciation	(16,103,306)	(16,235,255)
Total	$9,300,185	$11,111,059

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $1,499,038, $1,811,931 and $1,956,215 respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

6)      Bank and Other Loans Payable

Bank loans payable are summarized as follows:
	December 31,
	2011	2010
6% note payable in monthly installments of $5,693 including principal and interest paid off in May 2011.	$-	$412,860

6.34% note payable in monthly installments of $13,556 including principal and interest, collateralized by real property with a book value of approximately $498,000, due November 2017.	877,707	997,546

Bank prime rate less .28% (2.97% at December 31, 2010) collateralized by shares of Security National Life Insurance Company Stock, paid off in June 2011.	-	357,336

5.75% note payable in monthly installments of $28,271 including principal and interest, collateralized by real property with a book value of approximately $6,183,000 due December 2014.	3,769,012	3,887,818

Bank prime rate less .75% (2.50% at December 31, 2011) collateralized by shares of Security National Life Insurance Company Stock, due June 2012.	525,000	825,000

Mark to market of interest rate swaps (discussed below) adjustment	117,812	116,533

3.85% note payable in monthly installments of $79,468 including principal and interest, collateralized by shares of Security National Life Insurance Company Stock, due June 2015.	3,105,965	-

Revolving line-of-credit, interest payable at the variable overnight Libor rate plus 2% (2.187% as of December 31, 2011), secured by bond investments of the Company, matures June 2012.	15,000,000	-

Revolving line-of-credit, interest payable at the prime rate minus .75% (2.5% as of December 31, 2011) secured by shares of Security National Life Insurance Company Stock, matures June 2012.	1,400,000	-

Other collateralized bank loans payable	222,662	269,345
Other notes payable	961	199,537
Total bankand other loans	25,019,119	7,065,975

Less current installments	18,018,145	1,777,967
Bank and other loans, excluding current installments	$7,000,974	$5,288,008

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

6)         Bank and Other Loans Payable (Continued)

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

In the event the swap is terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining life of the bank loan it hedged. In the event of early extinguishment of the hedged bank loan, any realized or unrealized gain or loss from the hedging swap would be recognized in income coincident with the extinguishment.

At December 31, 2011, the fair value of the interest rate swap was an unrealized loss of $117,812 and was computed based on the underlying variable Libor rate plus 1.65%, or 2.65% per annum. The unrealized loss resulted in a derivative liability of $117,812 and has been reflected in accumulated other comprehensive income. The change in accumulated other comprehensive income from the interest rate swap in 2011 was $1,279. The fair value of the interest rate swap was derived from a proprietary model of the bank from whom the interest rate swap was purchased and to whom the note is payable.

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

The Company has a $2,500,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75% (2.50% at December 31, 2011), secured by the capital stock of Security National Life and maturing June 30, 2012, renewable annually. As of December 31, 2011, there was $1,400,000 outstanding under the revolving line-of-credit. As of December 31, 2011, $135,886 was available and $439,114 was reserved for two outstanding letters of credit. $1,500,000 was carved out for a loan in September 2008 that as of December 31, 2011 has a balance of $525,000. As the principal payments on the loan are made the line of credit amount increases in availability.

The Company has a $15,000,000 revolving line-of-credit with a bank with interest payable at the variable overnight Libor rate plus 2% (2.1875% at December 31, 2011), secured by bond investments of the Company and maturing June 30, 2012. As of December 31, 2011 there was $15,000,000 outstanding under the revolving line-of-credit.

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate plus 1.25% (4.5% at December 31, 2011), secured by the capital stock of Security National Life and maturing June 30, 2012. As of December 31, 2011 $1,250,000 was reserved for an outstanding letter of credit. As of December 31, 2011 there were no amounts outstanding under the revolving line-of-credit.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

6)         Bank and Other Loans Payable (Continued)

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

2012	$18,018,145
2013	1,449,007
2014	4,592,717
2015	638,969
2016	173,190
Thereafter	147,091
Total	$25,019,119

Interest paid approximated interest expense in 2011, 2010 and 2009 which was $1,961,249, $2,778,920 and $3,326,161 respectively.

7)      Cemetery and Mortuary Endowment Care and Pre-need Merchandise Funds

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

The components of the cemetery perpetual care obligation are as follows:
	December 31,
	2011	2010
Trust investments, at market value	$1,810,185	$1,454,694
Note receivables from Cottonwood Mortuary

Singing Hills Cemetery and Memorial Estates - Pinehill eliminated in consolidation	1,971,750	2,013,174
Total trust assets	3,781,935	3,467,868
Cemetery perpetual care obligation	(2,983,077)	(2,853,727)
Fair value of trust assets in excess of trust obligations	$798,858	$614,141

The Company has established and maintains certain restricted trust investments to provide for future merchandise and service obligations incurred in connection with its pre-need sales. Such amounts are reported as restricted assets of cemeteries and mortuaries in the accompanying consolidated balance sheets.

Assets in the restricted asset account are summarized as follows:
	December 31,
	2011	2010
Cash and cash equivalents	$1,765,415	$1,522,295
Mutual funds	470,049	467,413
Fixed maturity securities	8,775	8,775
Equity securities	78,712	78,020
Participating in Mortgage loans with Security National Life	1,069,546	989,876
Total	$3,392,497	$3,066,379

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

7)       Cemetery and Mortuary Endowment Care and Pre-need Merchandise Funds (Continued)

A surplus note receivable and interest, at December 31, 2010 and December 31, 2011 in the amount of $4,000,000 from Security National Life was eliminated in consolidation.

8)      Income Taxes

The Company’s income tax liability (benefit) at December 31 is summarized as follows:
	December 31,
	2011	2010
Current	$(977,420)	$21,224
Deferred	15,987,699	15,334,961
Total	$15,010,279	$15,356,185

Significant components of the Company’s deferred tax (assets) and liabilities at December 31 are approximately as follows:
	December 31,
	2011	2010
Assets
Future policy benefits	$(4,597,137)	$(6,195,069)
Loan loss reserve	(1,210,791)	(2,005,669)
Unearned premium	(1,861,264)	(1,929,161)
Available for sale securities	(116,501)	--
Other	(2,605,315)	(1,064,441)
Less: Valuation allowance	3,640,327	6,105,175
Total deferred tax assets	(6,750,681)	(5,089,165)

Liabilities
Deferred policy acquisition costs	9,526,785	9,503,086
Basis difference in property and equipment	3,917,124	2,873,142
Value of business acquired	4,077,709	3,336,548
Installment sales	1,996,967	2,172,164
Trusts	2,385,770	2,014,812
Available for sale securities	--	24,632
Tax on unrealized appreciation	834,025	499,742
Total deferred tax liabilities	22,738,380	20,424,126
Net deferred tax liability	$15,987,699	$15,334,961

Insurance companies with total assets less than $500 million receive a special deduction that lowers their effective tax rate. The Company’s valuation allowance relates to differences created by the small life insurance company deduction. If the Company exceeds $500 million in consolidated tax assets, for tax purposes, this valuation allowance would diminish.

The decrease in the valuation allowance was $2,464,848 and $622,085 during 2011 and 2010, respectively.

The Company paid $174,811, $108,522, and $750,844 in income taxes for 2011, 2010 and 2009, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

8)       Income Taxes (Continued)

The Company’s income tax expense (benefit) is summarized as follows for the years ended December  31:
	2011	2010	2009
Current	$130,526	$171,133	$1,002,789
Deferred	(192,731)	(829,929)	1,366,336
Other	-	-	204,653
Total	$(62,205)	$(658,796)	$2,573,778

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:
	2011	2010	2009
Computed expense at statutory rate	$410,225	$(370,403)	$2,158,204
Special deductions allowed
small life insurance companies	(503,672)	(351,847)	(50,983)
Other, net	31,242	63,454	466,557
Tax expense (benefit)	$(62,205)	$(658,796)	$2,573,778

At December 31, 2011, the Company had $534,403 of unrecognized tax benefits principally relating to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  At December 31, 2011, the Company had $37,426 in interest and penalties related to unrecognized tax benefits. The Company accounts for interest expense and penalties for unrecognized tax benefits as part of its income tax provision.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. As of December 31, 2011, the Company does not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months. Federal and state income tax returns for 2008 through 2011 are open tax years.

9)      Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $25,000 to $100,000 during the years 2011 and 2010. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to approximately $1,732,120,000 (unaudited) at December 31, 2011 and approximately $1,801,414,000 (unaudited) at December 31, 2010.

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

The Coinsurance Agreement also provides that on and after the effective date of December 1, 2010, Security National Life is entitled to exercise all contractual rights of North America Life under the coinsured policies in accordance with the terms and provisions of such policies. Moreover, after the closing date of March 30, 2011, the Company agreed to be responsible for all the contractual liabilities under the coinsured policies, including the administration of the coinsured policies at its sole expense in accordance with the terms and conditions of a services agreement. Pursuant to the terms of the Coinsurance Agreement, Security National Life paid a ceding commission to North America Life in the amount of $3,525,875. In addition, North America Life transferred $15,703,641 in assets and $19,229,516 in statutory reserves, or liabilities net of due and deferred premiums, to Security National Life. The $15,703,641 in assets included $12,990,444 in cash, $8,997 in policy loans, and $2,704,200 in promissory notes secured by real estate properties located in Bexar, Liberty, Travis and Wilson Counties in the State of Texas. The promissory notes are also guaranteed by business entities and an individual.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

9)     Reinsurance, Commitments and Contingencies (Continued)

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

On August 31, 2011 the Company entered into a stock purchase agreement with North America Life to purchase all of the outstanding shares of common stock of Trans-Western Life Insurance Company (“Trans-Western”), a Texas domiciled insurance company and a wholly-owned subsidiary of North America Life.  Under the terms of the transaction as set forth in a Stock Purchase Agreement among the Company, and North America Life, the Company will pay to North America Life purchase consideration equal to the capital and surplus of Trans-Western as of the date of closing.  As of September 30, 2011 the capital and surplus of Trans-Western was $544,000.  The Stock Purchase Agreement was approved by the Texas Insurance Department on March 20, 2012.  The application to acquire Trans-Western was filed by the Company with the Texas Insurance Department on December 22, 2011.    All of Trans-Western’s insurance business has been ceded to North America Life of which approximately 47% of the insurance in force has been assumed by the Company under the Coinsurance Agreement explained above.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

9)     Reinsurance, Commitments and Contingencies (Continued)

Reinsurance with Continental American Insurance Company

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

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses in years ended December 31, 2011 and 2010 were $1,668,000 and $4,534,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2011 and 2010, the balances were $2,338,000 and $5,899,000, respectively.

Settlement with Wells Fargo

On April 7, 2011, SecurityNational Mortgage, a wholly owned subsidiary of the Company, entered into a settlement agreement with Wells Fargo Funding, Inc. (“Wells Fargo”).  The settlement agreement provides that it is intended to be a pragmatic commercial accommodation between SecurityNational Mortgage and Wells Fargo and is not to be construed as an admission of responsibility, liability or fault for either party’s claims. Under the terms of the settlement agreement, SecurityNational Mortgage paid an initial settlement amount to Wells Fargo in the amount of $4,300,000, of which $1,000,000 had already been paid to Wells Fargo in January 2011, leaving a balance of $3,300,000.  The $3,300,000 balance was paid shortly after the parties executed the settlement agreement.

In addition, under the terms of the settlement agreement, Wells Fargo has the right to deduct 10 basis points (.0010) from the purchase proceeds of each loan that SecurityNational Mortgage sells to Wells Fargo during the period from April 8, 2011 to March 31, 2017.  From April 8, 2011 to December 31, 2011, Wells Fargo deducted a total of $530,329, representing 10 basis points from the purchase proceeds of the loans that SecurityNational Mortgage sold to Wells Fargo during that period. SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser other than Wells Fargo and pay such amounts to Wells Fargo.  From April 8, 2011 to December 31, 2011, SecurityNational Mortgage paid Wells Fargo a total of $50,393, representing 10 basis points from the purchase proceeds of the loans it sold to mortgage loan purchasers other than Wells Fargo during that period. Finally, SecurityNational Mortgage is required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 28 real estate properties with a total book value of $5,597,900 as of December 31, 2011.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

9)     Reinsurance, Commitments and Contingencies (Continued)

SecurityNational Mortgage is not aware of any repurchase or indemnification demands by Wells Fargo for residential mortgage loans with a closing date after December 31, 2009.

As of December 31, 2011, the Company reserved and accrued $2,338,000 to settle investor related claims against SecurityNational Mortgage for the allegedly defective mortgage loans that SecurityNational Mortgage sold to Wells Fargo and other mortgage loan purchasers.

Mortgage Loan Loss Demand

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

As of December 31, 2011, third party investors had asserted total potential claims and notices of potential claims relating to mortgage loan repurchases, indemnifications and other issues that are substantially greater than $20,000,000.  Additional potential claims and notices of potential claims from third party investors have been made since December 31, 2011.  The Company has reserved and accrued $2,338,000 as of December 31, 2011 to settle all such investor related claims.

The total amount of potential claims and notices of potential claims are greater than the net asset value of SecurityNational Mortgage, which was $17,351,000 on December 31, 2011, and its reserve for mortgage loan loss, which was $2,338,000 on December 31, 2011.  SecurityNational Mortgage disagrees with the claims and notices of potential claims asserted by third party investors against it and believes it has significant defenses to these claims.  Any additional losses in excess of the current loan loss reserve cannot be estimated as SecurityNational Mortgage is currently in the process of reviewing repurchase demands and notices of potential claims from third party investors.

If SecurityNational Mortgage is unable to resolve demands by the third party investors on acceptable terms, legal action may ensue in an effort to obtain amounts that the third party investors claim are allegedly due.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against claims asserted by these third party investors to the extent that a substantial judgment is entered against SecurityNational Mortgage which is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.

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

The investor also stated in the October 20, 2010 letter that termination of its business relationship with SecurityNational Mortgage would not affect the obligations, representations, warranties or indemnifications by SecurityNational Mortgage under mortgage loans previously sold to the investor under a loan purchase agreement.  The investor further stated that it intended to exercise certain rights under a loan purchase agreement by debiting $5,971,000 from amounts in an over/under account that it had been holding for the benefit of SecurityNational Mortgage.

SecurityNational Mortgage believes the investor wrongfully applied the $5,971,000 from the over/under account toward payment of outstanding obligations that SecurityNational Mortgage allegedly owed to the investor.  The investor has asserted potential claims and notices of potential claims concerning the alleged defective loans that SecurityNational Mortgage sold to such investor.  SecurityNational Mortgage disagrees with these potential claims and notices and believes it has significant defenses to such claims and notices, as well as a claim against the investor for the return of the $5,971,000 that the investor had wrongfully taken from the over/under account.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

9)     Reinsurance, Commitments and Contingencies (Continued)

JP Morgan Chase Indemnification Demand

The Company and its wholly-owned subsidiary, SecurityNational Mortgage, received a notice of claim for indemnification relating to mortgage loans that EMC Mortgage, LLC (“EMC Mortgage”) allegedly purchased as a third party investor from SecurityNational Mortgage.  The notice was from JP Morgan Chase & Co. (“JP Morgan Chase”) in behalf of EMC Mortgage.  According to the notice, the alleged indemnification claims relate to mortgage loans that SecurityNational Mortgage sold to EMC Mortgage under a Mortgage Loan Purchase Agreement, dated December 5, 2005, between SecurityNational Mortgage and EMC. The notice also referenced an Agreement of Guaranty, dated February 23, 2006, by the Company relative to EMC Mortgage.  The notice states that EMC Mortgage allegedly purchased mortgage loans from SecurityNational Mortgage, which were later securitized by means of mortgage pass-through certificates.

The notice of indemnification claims from JP Morgan Chase also states that EMC Mortgage has been named in a lawsuit by the Bear Stearns Mortgage Funding Trust 2007-AR2 (the “Trust”), which was filed on September 13, 2011 in the Delaware Court of Chancery.   A copy of the complaint and the amended complaint has been provided by JP Morgan Chase. The amended complaint contends that more than 800 residential mortgage loans that EMC Mortgage sold to the Trust contained breaches of representations and warranties concerning the mortgage loans. The amended complaint also contends that despite EMC Mortgage’s assurance to the Trust that the mortgage loans met certain minimum quality standards, there have been defaults and foreclosures in many of such loans.  As a result of the alleged defaults and foreclosures, the amended complaint asserts that EMC Mortgage is required to repurchase from the Trust any loans for which it breached its representations and warranties, in the amount of the mortgage loans’ outstanding principal balance and all accrued but unpaid interest.

The notice from JP Morgan Chase further states that the Company and SecurityNational Mortgage are required to indemnify EMC Mortgage for any losses arising from the lawsuit against EMC based upon alleged untrue statements of material fact related to information that was provided by SecurityNational Mortgage.  The amended complaint includes the loan numbers of the alleged non-complying mortgage loans that EMC Mortgage sold to the Trust.  In a letter from JP Morgan Chase accompanying a copy of the amended complaint, JP Morgan Chase asserted that 21 mortgage loans originated by SecurityNational Mortgage were included in the lawsuit as part of the alleged non-complying mortgage loans that EMC allegedly sold to the Trust.  Thus, it appears that only a very small percentage of the alleged non-complying mortgage loans that EMC Mortgage sold to the Trust were mortgage loans that SecurityNational Mortgage had sold to EMC.

Moreover, to the extent the claims by the Trust against EMC Mortgage relate to mortgage loans that SecurityNational Mortgage sold to EMC, the Company believes it has defenses to such claims with respect to EMC.  For example, neither the Company nor SecurityNational Mortgage is a party to any agreement involving the Trust, nor are they privy to any agreements between EMC Mortgage and the Trust.  The Company intends to vigorously defend itself and SecurityNational Mortgage in the event that JP Morgan Chase were to bring any legal action to require the Company or SecurityNational Mortgage to indemnify it for any loss, liability or expense in connection with the lawsuit that the Trust has brought against EMC Mortgage.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

9)     Reinsurance, Commitments and Contingencies (Continued)

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

Pursuant to the Indemnification Agreement, SecurityNational Mortgage paid $395,000 to Aurora Loan Services as a deposit into a reserve account, to secure any obligations of SecurityNational Mortgage under the Indemnification Agreement. This deposit was in addition to a $250,000 deposit that SecurityNational Mortgage previously made into the reserve account for a total of $645,000. Losses from mortgage loans with alleged breaches were payable from the reserve account. However, Lehman Bank and Aurora Loan Services were not to apply any funds from the reserve account to a particular mortgage loan until an actual loss had occurred. Under the Indemnification Agreement SecurityNational Mortgage was to pay to Aurora Loan Services the difference between the reserve account balance and $645,000, but in no event would SecurityNational Mortgage be required to make payments into the reserve account in excess of $125,000 for any calendar month.

Since the reserve account was established, funds had been paid from the account to indemnify $4,281,000 in alleged losses from 31 mortgage loans that were among the 54 mortgage loans with alleged breaches that were covered by the Indemnification Agreement and ten other mortgage loans with alleged breaches. In the last monthly billing statement dated April 24, 2011 to SecurityNational Mortgage, Lehman Brothers Holdings Inc. (“Lehman Holdings”) claimed that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement.

During 2009, 2010 and 2011, the Company recognized alleged losses of $1,032,000, $1,289,000 and $0, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  As of December 31, 2011, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

On May 11, 2011, SecurityNational Mortgage filed a complaint against Aurora Bank FSB, formerly known as Lehman Bank, and Aurora Loan Services in the United States District Court for the District of Utah because it had been unable to resolve certain issues under the Indemnification Agreement. The complaint alleges, among other things, material breach of the Indemnification Agreement, including a claim that neither Lehman Bank nor Aurora Loan Services owned mortgage loans sold by SecurityNational to justify the amount of payments demanded from, and made by SecurityNational Mortgage. As a result, SecurityNational Mortgage claims it is entitled to judgment of approximately $4,000,000 against Lehman Bank, as well as Aurora Loan Services to the extent of its involvement and complicity with Lehman Bank.  The complaint also alleges a second claim for material breach of a section of the Indemnification Agreement that contains an alleged “sunset” provision and that the amount of the requested payments made was not justified under the “sunset” provision.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

9)     Reinsurance, Commitments and Contingencies (Continued)

On June 8, 2011, Lehman Holdings, which had filed for bankruptcy in September 2008, filed a complaint against SecurityNational Mortgage in the United States District Court for the District of Utah.  A Lehman Holdings’ subsidiary owns Lehman Bank.  The complaint alleges that SecurityNational Mortgage sold loans to Lehman Bank, which were then sold to Lehman Holdings.  The complaint additionally alleges that Lehman Bank and Aurora Loan Services assigned their rights and remedies under the loan purchase agreement, as well as the Indemnification Agreement to Lehman Holdings, which latter assignment purportedly took place on March 28, 2011.  Lehman Holdings declared in a letter dated June 2, 2011 that the Indemnification Agreement was null and void, which is disputed by SecurityNational Mortgage.

Lehman Holdings’ alleged claims are for damages for breach of contract and breach of warranty pursuant to a loan purchase agreement and Seller’s Guide. Prior to declaring the Indemnification Agreement null and void, Lehman Holdings claimed in a then recent billing statement that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement. SecurityNational Mortgage strongly disagrees with the position of Lehman Holdings and, as set forth in its May 11, 2011 complaint, seeks affirmative relief of approximately $4,000,000 from Lehman Bank and Aurora Loan Services, which are related to Lehman Holdings.

Non-Cancelable Leases

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to five years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2011, are approximately as follows:

Years Ending
December 31
2012	$1,315,512
2013	695,391
2014	502,560
2015	122,580
2016	37,155
Total	$2,673,198

Total rent expense related to non-cancelable operating leases for the years ended December 31, 2011, 2010, and 2009 was approximately $2,595,000, $2,086,000, and $2,134,000, respectively.

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of December 31, 2011, the Company’s commitments were $11,445,856 for these loans of which $7,863,487 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of December 31, 2011). Maturities range between six and twelve months.

At December 31, 2011, SecurityNational Mortgage was contingently liable under a standby letter of credit aggregating $1,250,000, to be used as collateral to cover any contingency relating to claims filed in states where SecurityNational Mortgage is licensed. SecurityNational Mortgage does not expect any material losses to result from the issuance of the standby letter of credit. Accordingly, the estimated fair value of these instruments is zero.

At December 31, 2011, the Company was contingently liable under a standby letter of credit aggregating $383,114, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's self-insurance casualty program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

9)     Reinsurance, Commitments and Contingencies (Continued)

The Company is self insured for certain casualty insurance, worker compensation and liability programs. Self-Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party administrators and actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At December 31, 2011, $623,135 of reserves was established related to such insurance programs versus $655,996 at December 31, 2010.

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
Years Ended December 31, 2011, 2010, and 2009

10)        Retirement Plans

The Company and its subsidiaries have a noncontributory Employee Stock Ownership Plan (ESOP) for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,000 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors.

The Company’s contributions are allocated to eligible employees based on the ratio of each eligible employee’s compensation to total compensation for all eligible employees during each year. The Company did not make any contributions for 2011, 2010 and 2009. At December 31, 2011 the ESOP held 652,357 shares of Class A and 2,185,285 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has three 401(k) savings plans covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pretax contributions up to a maximum of $16,500, $16,500 and $15,500 for the years 2011, 2010 and 2009, respectively or the statutory limits.

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company matched 100% of up to 3% of an employee’s total annual compensation and matched 50% of 4% to 5% of an employee’s annual compensation. The match was in Company Stock. The Company’s contribution for 2011, 2010 and 2009 was $208,206, $344,772 and $341,360, respectively under the “Safe Harbor” plan.

In 2001, the Company’s Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2011, 2010 and 2009.

The Company has deferred compensation agreements with its Chief Executive Officer and its past Senior Vice President. The deferred compensation is payable on the retirement or death of these individuals either in annual installments over 10 years or in a lump sum settlement, if approved by the Board of Directors. The amount payable is $75,184 per year with cost of living adjustments each anniversary. The compensation agreements also provide that any remaining balance will be payable to their heirs in the event of their death. In addition, the agreements provide that the Company will pay the Group Health coverage for these individuals and/or their spouses. In 2011, the Company decreased its liability for these future obligations by $57,125 and in 2010 decreased its liability by $37,352. The current balance as of December 31, 2011 is $599,775.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

10)         Retirement Plans (Continued)

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits there under, the remaining benefits are to be paid to his heirs. The Company expensed $145,036 and $144,935 in fiscal 2011 and 2010, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $1,121,162 and $976,126 as of December 31, 2011 and 2010, respectively.

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

In the event of a sale or merger of the Company and Mr. Beckstead is not retained in his current position, the Company would be obligated to continue Mr. Beckstead’s current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62½) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits there under, the remaining benefits are to be paid to his heirs. The Company expensed $58,964 and $58,923 in fiscal 2011 and 2010, respectively, to cover the present value of the retirement benefit of the agreement. The liability accrued is $533,483 and $474,519, as of December 31, 2011 and 2010, respectively.

11)         Capital Stock

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

Stockholders of both classes of common stock have received 5% stock dividends in the years 1990 through 2011, as authorized by the Company’s Board of Directors.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

11)         Capital Stock (Continued)

The Company has Class B Common Stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B Common Stock.

The following table summarizes the activity in shares of capital stock for the three-year period ended December 31, 2011:
	Class A	Class C
Balance at December 31, 2008	8,284,109	8,912,315

Exercise of stock options	16,481	-
Stock dividends	415,868	438,776
Conversion of Class C to Class A	13,689	(136,880)
Reinstatement	80	-

Balance at December 31, 2009	8,730,227	9,214,211

Exercise of stock options	10,174	-
Stock dividends	437,138	460,005
Conversion of Class C to Class A	1,406	(14,064)
Reinstatement	-	-

Balance at December 31, 2010	9,178,945	9,660,152

Exercise of stock options	-	-
Stock dividends	459,168	482,675
Conversion of Class C to Class A	685	(6,851)
Reinstatement	-	-

Balance at December 31, 2011	9,638,798	10,135,976

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with accounting principles generally accepted in the United States of America, the basic and diluted earnings per share amounts were calculated as follows:

	2011	2010	2009
Numerator:
Net earnings (loss)	$1,298,758	$(430,624)	$3,773,880

Denominator:
Denominator for basic earnings per share-weighted-average shares	9,375,045	9,169,150	9,149,451

Effect of dilutive securities
Employee stock options	102,807	-	2,486
Dilutive potential common shares	102,807	-	2,486

Denominator for diluted earnings (loss)per share-adjusted weighted-average shares and assumed conversions	9,477,852	9,169,150	9,151,937

Basic earnings (loss) per share	$0.14	$(0.05)	$0.41
Diluted earnings (loss) per share	$0.14	$(0.05)	$0.41

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

12)          Stock Compensation Plans

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation expense for options issued of $253,934 and $520,457 has been recognized under these plans for 2011 and 2010, respectively, and $485,986 has been recognized for 2009. Deferred tax credits have been recognized related to compensation expense of $83,798, $176,955 and $165,235 for years 2011, 2010 and 2009, respectively.

The weighted-average fair value of each option granted during 2011 under the 2003 Plan and the 2006 Plan, is estimated at $0.52 and $0.71 for the December 2, 2011 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 59%, risk-free interest rate of 3.4%, and an expected life of five to ten years.

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

The Company generally estimates the expected life of the options based upon the contractual term of the options. Future volatility is estimated based upon the historical volatility of the Company’s Class A common stock over a period equal to the estimated life of the options. Common stock issued upon exercise of stock options are generally new share issuances rather than from treasury shares. Future compensation relating to non-vested stock options at December 31, 2011 is not material.

Description and activity for each Plan is summarized as follows:

1993 Stock Incentive Plan

On June 21, 1993, the Company adopted the Security National Financial Corporation 1993 Stock Incentive Plan (the “1993 Plan”), which reserved 300,000 shares of Class A Common Stock for issuance there under. The 1993 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress.

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
Years Ended December 31, 2011, 2010, and 2009

12)         Stock Compensation Plans (Continued)

On November 7, 1996, the Company amended the Plan as follows: (i) to increase the number of shares of Class A Common Stock reserved for issuance under the plan from 300,000 Class A shares to 600,000 Class A shares; and (ii) to provide that the stock subject to options, awards and purchases may include Class C Common Stock.

On October 14, 1999, the Company amended the 1993 Plan to increase the number of shares of Class A Common Stock reserved for issuance under the plan from 600,000 Class A shares to 1,046,126 Class A shares. The Plan had a term of ten years and was terminated in 2003 and options granted there under are non-transferable.

The aggregated intrinsic value of the options outstanding is zero because the strike price is greater than the market price.

Activity of the 1993 Plan is summarized as follows:
	Number of Class A Shares	Option Price
Outstanding at December 31, 2008	282,767	$1.62 - $4.40
Adjustment for the effect of stock dividends	13,902
Exercised	-
Cancelled	(4,719)

Outstanding at December 31, 2009	291,950	$1.54 - $4.19
Adjustment for the effect of stock dividends	14,598
Exercised	-
Cancelled	-

Outstanding at December 31, 2010	306,548	$1.47 - $3.99
Adjustment for the effect of stock dividends	14,228
Exercised	-
Cancelled	(21,990)

Outstanding at December 31, 2011	298,786	$2.62 - $3.80

Exercisable at end of year	298,786	$2.62 - $3.80

Available options for future grant
1993 Stock Incentive Plan	-0-

Weighted average contractual term of options
outstanding at December 31, 2011	1.2 years

Aggregated intrinsic value of options outstanding
at December 31, 2011	$-0-

2000 Director Stock Option Plan

On October 16, 2000, the Company adopted the Security National Financial Corporation 2000 Director Stock Option Plan (the “2000 Plan”), which reserved 50,000 shares of Class A Common Stock for issuance there under. Effective November 1, 2000, and on each anniversary date thereof during the term of the 2000 Plan, each outside Director who shall first join the Board after the effective date shall be granted an option to purchase 1,000 shares upon the date which such person first becomes an outside Director and an annual grant of an option to purchase 1,000 shares on each anniversary date thereof during the term of the 2000 Plan. The options granted to outside Directors shall vest in their entirety on the first anniversary date of the grant.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

12)         Stock Compensation Plans (Continued)

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

The aggregated intrinsic value of the options outstanding is zero because the strike price is greater than the market price.

Activity of the 2000 Plan is summarized as follows:
	Number of
	Class A Shares	Option Price
Outstanding at December 31, 2008	9,970	$2.58 - $3.02
Adjustment for the effect of stock dividends	244
Granted	-
Cancelled	(5,110)
Outstanding at December 31, 2009	5,104	$2.45

Adjustment for the effect of stock dividends	-
Granted	-
Cancelled	(5,104)
Outstanding at December 31, 2010	-
Exercisable at end of year	-

Available options for future
grant 2000 Director Plan	-0-

Weighted average contractual term of options
outstanding at December 31, 2011	0

Aggregated intrinsic value of options outstanding
at December 31, 2011	$-0-

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

12)         Stock Compensation Plans (Continued)

2003 Stock Option Plan

On July 11, 2003, the Company adopted the Security National Financial Corporation 2003 Stock Option Plan (the “2003 Plan”), which reserved 500,000 shares of Class A Common Stock and 1,000,000 shares of Class C Common Stock for issuance there under. On July 13, 2007, the Company amended the 2003 Plan to authorize an additional 400,000 shares of Class A Common Stock and an additional 1,000,000 shares of Class C common stock to be made available for issuance under the Plan. On July 10, 2009 the Company amended the 2003 Plan to authorize an additional 500,000 shares of Class A common stock and an additional 1,000,000 share of Class C common stock to be made available for issuance under the Plan. On July 9, 2010 the Company amended the 2003 Plan authorizing an additional 500,000 shares of Class A common stock and an additional 1,000,000 shares of Class C common stock to be made available for issuance under the Plan. The 2003 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

12)         Stock Compensation Plans (Continued)

Activity of the 2003 Plan is summarized as follows:
	Number of Class A Shares	Number of Class C Shares(1)	Option Price(1)

Outstanding at December 31, 2008	881,005	1,166,308	$1.43 - $4.03
Adjustment for the effect of stock dividends	48,094	108,316
Granted	206,500	1,000,000
Exercised	(63,814)	-
Cancelled	(63,814)	-

Outstanding at December 31, 2009	1,007,971	2,274,624	$1.36 - $3.84
Adjustment for the effect of stock dividends	56,598	163,731
Granted	221,600	1,000,000
Exercised	(97,609)	-
Cancelled	-	-

Outstanding at December 31, 2010	1,188,560	3,438,355	$1.30 - $3.66
Adjustment for the effect of stock dividends	74,596	171,920
Granted	322,500	-
Exercised	-	-
Cancelled	(19,135)	-

Outstanding at December 31, 2011	1,566,521	3,610,275	$1.23 - $3.48
			0
Exercisable at end of year	1,312,553	3,610,275	$1.23 - $3.48

Available options for future grant
2003 Stock Incentive Plan	539,820	5

Weighted average contractual term of options
outstanding at December 31, 2011	4.7 years

Aggregated intrinsic value of options
outstanding at December 31, 2011	$ -0-

(1) Class “C” shares are converted to Class “A” shares on a 10 to 1 ratio. The Option Price is based on Class A Common shares.

2006 Director Stock Option Plan

On December 7, 2006, the Company adopted the 2006 Director Stock Option Plan (the “Director Plan”) effective December 7, 2006. The Director Plan provides for the grant by the Company of options to purchase up to an aggregate of 100,000 shares of Class A Common Stock for issuance there under and adjusted for stock dividends if any. The Director Plan provides that each member of the Company’s Board of Directors who is not an employee or paid consultant of the Company automatically is eligible to receive options to purchase the Company’s Class A Common Stock under the Director Plan.

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
Years Ended December 31, 2011, 2010, and 2009

12)         Stock Compensation Plans (Continued)

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

The aggregated intrinsic value of the options outstanding is zero because the strike price is greater than the market price.

Activity of the 2006 Plan is summarized as follows:
	Number of
	Class A Shares	Option Price
Outstanding at December 31, 2008	44,741	$1.34 - $4.59
Granted	24,000
Adjustment for the effect of stock dividends	3,437

Outstanding at December 31, 2009	72,178	$1.28 - $4.37
Granted	24,000
Adjustment for the effect of stock dividends	4,809

Outstanding at December 31, 2010	100,987	$1.22 - $4.16
Granted	24,000
Adjustment for the effect of stock dividends	6,249

Outstanding at December 31, 2011	131,236	$1.16 - $3.96
Exercisable at end of year	112,336

Available options for future grant
2006 Stock Incentive Plan	2,774

Weighted average contractual term of options
outstanding at December 31, 2011	7.9 years

Aggregated intrinsic value of options
outstanding at December 31, 2011	$-0-

13)        Statutory Surplus from Statutory Reserves

Generally, the net assets of the life insurance subsidiaries available for transfer to the Company are limited to the amounts of the life insurance subsidiaries net assets, as determined in accordance with statutory accounting practices, which were $26,923,108 at December 31, 2011, exceed minimum statutory capital requirements; however, payments of such amounts as dividends are subject to approval by regulatory authorities.

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
Years Ended December 31, 2011, 2010, and 2009

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

14)         Business Segment Information (Continued)

	2011
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$48,479,519	$10,761,469	$77,605,105	$-	$136,846,093
Net investment income	17,295,982	159,186	2,555,536	-	20,010,704
Realized gains (losses) on
investments and other assets	1,596,127	868,226	-	-	2,464,353
Other than temporary impairments	(840,735)	-	-	-	(840,735)
Other revenues	712,400	147,830	248,739	-	1,108,969
Intersegment revenues:
Net investment income	5,832,691	1,691,197	258,062	(7,781,950)	-
Total revenues	73,075,984	13,627,908	80,667,442	(7,781,950)	159,589,384
Expenses:
Death and other policy benefits	23,945,720	-	-	-	23,945,720
Increase in future policy benefits	20,540,375	-	-	-	20,540,375
Amortization of deferred policy and preneed acquisition costs and
value of business acquired	7,135,996	373,332	-	-	7,509,328
Depreciation	479,634	520,015	499,389	-	1,499,038
General, administrative and
other costs:
Intersegment	24,000	103,494	130,011	(257,505)	-
Provision for loan losses	-	-	2,070,399	-	2,070,399
Costs related to funding mortgage
loans	-	-	4,240,377	-	4,240,377
Other	17,472,713	9,827,197	69,286,435	-	96,586,345
Interest expense:
Intersegment	668,047	1,905,559	4,950,839	(7,524,445)	-
Other	111,221	437,736	1,412,292	-	1,961,249
Total benefits and expenses	70,377,706	13,167,333	82,589,742	(7,781,950)	158,352,831
Earnings (losses) before income taxes	$2,698,278	$460,575	$(1,922,300)	$-	$1,236,553
Income tax (expense) benefit	(734,626)	-	796,831	-	62,205
Net earnings (losses)	$1,963,652	$460,575	$(1,125,469)	$-	$1,298,758

Identifiable assets	$502,833,224	$116,453,434	$27,913,480	$(126,061,216)	$521,138,922

Goodwill	$391,848	$285,191	$-	$-	$677,039

Expenditures for long-lived assets	$136,742	$255,116	$373,775	$-	$765,633

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

14)         Business Segment Information (Continued)

	2010
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$38,528,437	$11,520,369	$97,342,215	$-	$147,391,021
Net investment income	14,738,200	63,574	3,814,210	-	18,615,984
Realized gains (losses) on
investments and other assets	1,642,174	(26,756)	-	-	1,615,418
Other than temporary impairments	(673,981)	-	-	-	(673,981)
Other revenues	1,039,016	256,862	285,237	-	1,581,115
Intersegment revenues:
Net investment income	6,817,008	1,678,096	244,578	(8,739,682)	-
Total revenues	62,090,854	13,492,145	101,686,240	(8,739,682)	168,529,557
Expenses:
Death and other policy benefits	20,925,988	-	-	-	20,925,988
Increase in future policy benefits	15,525,542	-	-	-	15,525,542
Amortization of deferred policy and preneed acquisition costs and
value of business acquired	5,572,297	372,562	-	-	5,944,859
Depreciation	559,999	631,281	620,652	-	1,811,932
General, administrative and
other costs:
Intersegment	24,000	109,128	185,147	(318,275)	-
Provision for loan losses	-	-	5,404,645	-	5,404,645
Costs related to funding mortgage
loans	-	-	6,044,020	-	6,044,020
Other	16,756,255	11,097,302	83,329,514	-	111,183,071
Interest expense:
Intersegment	686,384	1,792,479	5,942,544	(8,421,407)	-
Other	179,891	475,372	2,123,657	-	2,778,920
Total benefits and expenses	60,230,356	14,478,124	103,650,179	(8,739,682)	169,618,977
Earnings (losses) before income taxes	$1,860,498	$(985,979)	$(1,963,939)	$-	$(1,089,420)
Income tax (expense) benefit	(97,410)	-	756,206	-	658,796
Net earnings (losses)	$1,763,088	$(985,979)	$(1,207,733)	$-	$(430,624)

Identifiable assets	$440,374,068	$111,798,118	$30,323,496	$(116,860,777)	$465,634,905

Goodwill	$391,848	$683,191	$-	$-	$1,075,039

Expenditures for long-lived assets	$220,417	$275,904	$363,667	$-	$859,988

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

14)         Business Segment Information (Continued)

	2009
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$38,413,329	$11,973,676	$144,274,227	$-	$194,661,232
Net investment income	15,869,380	72,833	3,972,859	-	19,915,072
Realized gains on
investments and other assets	1,223,312	-	-	-	1,223,312
Other than temporary impairments	(326,000)	-	-	-	(326,000)
Other revenues	778,107	174,357	462,216	-	1,414,680
Intersegment revenues:
Net investment income	5,040,934	1,092,056	216,110	(6,349,100)	-
Total revenues	60,999,062	13,312,922	148,925,412	(6,349,100)	216,888,296
Expenses:
Death and other policy benefits	20,681,268	-	-	-	20,681,268
Increase in future policy benefits	15,238,380	-	-	-	15,238,380
Amortization of deferred policy and preneed acquisition costs and
value of business acquired	6,756,531	403,957	-	-	7,160,488
Depreciation	628,783	780,253	547,179	-	1,956,215
General, administrative and
other costs:
Intersegment	24,000	65,064	236,487	(325,551)	-
Provision for loan losses	-	-	19,547,162	-	19,547,162
Costs related to funding mortgage
loans	-	-	10,041,731	-	10,041,731
Other	16,939,350	10,923,612	104,726,271	-	132,589,233
Interest expense:
Intersegment	764,554	1,019,828	4,239,167	(6,023,549)	-
Other	400,299	247,954	2,677,908	-	3,326,161
Total benefits and expenses	61,433,165	13,440,668	142,015,905	(6,349,100)	210,540,638
Earnings (losses) before income taxes	$(434,103)	$(127,746)	$6,909,507	$-	$6,347,658
Income tax (expense) benefit	125,408	-	(2,699,186)	-	(2,573,778)
Net earnings (losses)	$(308,695)	$(127,746)	$4,210,321	$-	$3,773,880

Identifiable assets	$435,412,810	$101,357,826	$39,480,787	$(105,674,525)	$470,576,898

Goodwill	$391,848	$683,191	$-	$-	$1,075,039

Expenditures for long-lived assets	$134,948	$139,259	$462,003	$-	$736,210

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

15)        Related Party Transactions

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

16)        Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Company in estimating the fair value disclosures related to other significant financial instruments:

The items shown under Level 1 and Level 2 are valued as follows:

Securities Available for Sale and Held to Maturity: The fair values of investments in fixed maturity and equity securities along with methods used to estimate such values are disclosed in Note 2.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

16)        Fair Value of Financial Instruments (Continued)

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

Other Real Estate Owned Held for Investment and Held for Sale: The Company believes that in an orderly market fair value will approximate the replacement cost of a home and the rental income provides a cash flow stream for investment analysis. The Company believes the highest and best use of the properties are as income producing assets since it is the Company’s intent to hold the properties as rental properties, matching the income from the investment in rental properties with the funds required for future estimated policy claims. Accordingly, the fair value determination will be weighted more heavily toward the rental analysis.

It should be noted that for replacement cost, when determining the fair value of mortgage properties, the Company uses Marshall and Swift, a provider of building cost information to the real estate construction industry. For the investment analysis, the Company used market data based upon its real estate operation experience and projected

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

16)        Fair Value of Financial Instruments (Continued)

the present value of the net rental income over seven years. The Company used 60% of the projected cash flow analysis and 40% of the replacement cost to approximate fair value of the collateral.

In addition to this analysis performed by the Company, the Company depreciates Other Real Estate Owned Held for Investment.  This depreciation reduces the book value of these properties and lessens the exposure to the Company from further deterioration in real estate values.

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2011.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a
recurring basis
Non-redeemable preferred stock	$18,438	$18,438	$-	$-
Common stock	6,280,954	6,280,954	-	-
Total securities available for sale	6,299,392	6,299,392	-	-
Restricted assets of cemeteries and mortuaries	548,761	548,761
Cemetery perpetual care trust investments	617,107	617,107	-	-
Derivatives - interest rate lock commitments	1,904,901	-	-	1,904,901
Total assets accounted for at fair value on a
recurring basis	$9,370,161	$7,465,260	$-	$1,904,901

Liabilities accounted for at fair value
on a recurring basis
Policyholder account balances	$(50,926,020)	$-	$-	$(50,926,020)
Future policy benefits - annuities	(65,281,586)	-	-	(65,281,586)
Derivatives - bank loan interest rate swaps	(117,812)	-	-	(117,812)
- call options	(80,102)	(80,102)	-	-
- interest rate lock commitments	(210,360)	-	-	(210,360)
Total liabilities accounted for at fair value
on a recurring basis	$(116,615,880)	$(80,102)	$-	$(116,535,778)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:
	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2010	$(52,340,807)	$(65,936,445)	$873,059	$(116,533)

Total Losses (Gains):

Included in earnings	1,414,787	654,859	-	-

Included in other
comprehensive income (loss)	-	-	821,482	(1,279)

Balance - December 31, 2011	$(50,926,020)	$(65,281,586)	$1,694,541	$(117,812)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

16)        Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2011.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a
nonrecurring basis
Investment in securities held-to-maturity	$-	$-	$-	$-
Mortgage loans on real estate	5,354,600	-	-	5,354,600
Other real estate owned held for investment	5,419,103	-	-	5,419,103
Other real estate owned held for sale	514,000	-	-	514,000
Total assets accounted for at fair value on a
nonrecurring basis	$11,287,703	$-	$-	$11,287,703

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2010.

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a
recurring basis
Non-redeemable preferred stock	$16,058	$16,058	$-	$-
Common stock	6,768,585	6,768,585	-	-
Total securities available for sale	6,784,643	6,784,643	-	-
Restricted assets of cemeteries and mortuaries	545,433	545,433
Cemetery perpetual care trust investments	1,454,694	1,454,694	-	-
Derivative-interest rate lock commitments	1,024,587	-	-	1,024,587
Total assets accounted for at fair value on a
recurring basis	$9,809,357	$8,784,770	$-	$1,024,587

Liabilities accounted for at fair value
on a recurring basis
Policyholder account balances	$(52,340,807)	$-	$-	$(52,340,807)
Future policy benefits - annuities	(65,936,445)	-	-	(65,936,445)
Derivative - bank loan interest rate swaps	(116,533)	-	-	(116,533)
- call options	(157,319)	(157,319)	-	-
- interest rate lock commitments	(151,528)	-	-	(151,528)
Total liabilities accounted for at fair value
on a recurring basis	$(118,702,632)	$(157,319)	$-	$(118,545,313)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

16)        Fair Value of Financial Instruments (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

17)        Accumulated Other Comprehensive Income

The following summarizes the changes in accumulated other comprehensive income:
	December 31,
	2011	2010
Unrealized gains (losses) on available for-sale securities	$(1,698,175)	$(538,229)
Reclassification adjustment for net realized gains in net income	472,038	625,258
Net unrealized gains (losses) before taxes	(1,226,137)	87,029
Tax (expense) benefit	150,999	(32,132)
Net	(1,075,138)	54,897
Potential unrealized gains (losses) for derivative bank loans (interest rate swaps) before taxes	(1,279)	(15,281)
Tax (expense) benefit	435	5,195
Net	(844)	(10,086)
Potential unrealized gains (losses) for derivative mortgage loans before taxes	821,483	(681,652)
Tax (expense) benefit	(279,304)	231,762
Net	542,179	(449,890)
Other comprehensive income changes	$(533,803)	$(405,079)

The following is the accumulated balances of other comprehensive income as of December 31, 2011:
	Beginning Balance December 31, 2010	Change for the period	Ending Balance December 31, 2011

Unrealized net gains on available-
for-sale securities and trust investments	$688,940	$(1,075,138)	$(386,198)
Unrealized gains on derivative
mortgage loans	576,218	542,179	1,118,397
Unrealized gains ( losses)
on derivative bank
loan interest rate swaps	(76,912)	(844)	(77,756)
Other comprehensive income	$1,188,246	$(533,803)	$654,443

The following is the accumulated balances of other comprehensive income as of December 31, 2010:
	Beginning Balance December 31, 2009	Change for the period	Ending Balance December 31, 2010

Unrealized net gains on available-
for-sale securities and trust investments	$634,029	$54,911	$688,940
Unrealized gains on derivative
mortgage loans	1,026,109	(449,891)	576,218
Unrealized gains (losses)
on derivative bank loan interest rate swaps	(66,811)	(10,101)	(76,912)
Other comprehensive income	$1,593,327	$(405,081)	$1,188,246

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

18)      Derivative Commitments

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

The Company has adopted a strategy of selling “out of the money” call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the market value of the option.  The liability for call options is adjusted to market value at each reporting date. The market value of outstanding call options as of December 31, 2011 and December 31, 2010 was $80,102 and $157,319, respectively.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option.  If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

18)  Derivative Commitments (Continued)

The following table shows the fair value of derivatives as of December 31, 2011 and December 31, 2010.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$1,904,901	other assets	$ 1,024,587	Other liabilities	$ 210,360	Other liabilities	$ 151,528
Call Options		-		-	Other liabilities	80,102	Other liabilities	157,319
Interest rate swaps		-		-	Bank loans payable	117,812	Bank loans payable	116,532
Total		$1,904,901		$ 1,024,587		$ 408,274		$ 425,379

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Gross Amount Gain (Loss) Recognized in OCI
	Years ended December 31,
Derivative - Cash Flow Hedging Relationships:	2011	2010
Interest Rate Lock Commitments	$821,482	$(681,652)
Interest Rate Swaps	(1,279)	(15,281)
Call Options	-	42,999
Total	$820,203	$(653,934)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010, and 2009

19)        Quarterly Financial Data (Unaudited)

	2011
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$34,172,180	$36,466,418	$41,324,687	$47,626,099
Benefits and expenses	35,494,762	36,325,240	40,490,197	46,042,632
Earnings (loss) before income taxes	(1,322,582)	141,178	834,490	1,583,467
Income tax benefit (expense)	804,109	63,689	(64,168)	(741,425)
Net earnings (loss)	(518,473)	204,867	770,322	842,042
Net earnings (loss) per common share	$(0.06)	$0.02	$0.09	$0.09
Net earnings (loss) per common share
assuming dilution	$(0.06)	$0.02	$0.09	$0.09

	2010
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$37,967,127	$43,048,988	$45,974,697	$41,538,745
Benefits and expenses	39,640,041	42,964,207	45,161,511	41,853,218
Earnings (loss) before income taxes	(1,672,914)	84,781	813,186	(314,473)
Income tax benefit (expense)	721,681	334,638	(309,757)	(87,766)
Net earnings (loss)	(951,233)	419,419	503,429	(402,239)
Net earnings (loss) per common share	$(0.11)	$0.05	$0.06	$(0.05)
Net earnings (loss) per common share
assuming dilution	$(0.11)	$0.05	$0.06	$(0.05)

	2009
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$59,283,642	$57,618,727	$48,246,597	$51,739,330
Benefits and expenses	54,343,739	53,134,358	48,180,111	54,882,430
Earnings (loss) before income taxes	4,939,903	4,484,369	66,486	(3,143,100)
Income tax benefit (expense)	(1,706,893)	(1,393,980)	(3,437)	530,532
Net earnings (loss)	3,233,010	3,090,389	63,049	(2,612,568)
Net earnings (loss) per common share	$0.40	$0.38	$0.01	$(0.33)
Net earnings (loss) per common share
assuming dilution	$0.40	$0.38	$0.01	$(0.33)

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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2011. Based on that assessment the Company believes that, at December 31, 2011, its internal control over financial reporting was effective.

This annual report on internal control over financial reporting does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b)  Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position with the Company
George R. Quist	91	Chairman of the Board and Chief Executive Officer

Scott M. Quist	58	President, Chief Operation Officer and Director

Stephen M. Sill	66	Vice President, Treasurer and Chief Financial Officer

J. Lynn Beckstead, Jr.	58	Vice President Mortgage Operations and Director

Christie Q. Overbaugh	63	Senior Vice President of Internal Operations

Jeffrey R. Stephens	58	General Counsel and Corporate Secretary

Charles L. Crittenden	91	Director

Robert G. Hunter	52	Director

H. Craig Moody	60	Director

Norman G. Wilbur	73	Director

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

The Board of Directors, Board Committees and Meetings

The Company's Bylaws provide that the Board of Directors shall consist of not less than three or more than eleven members.  The term of office of each director is for a period of one year or until the election and qualification of his successor.  A director is not required to be a resident of the State of Utah but must be a stockholder of the Company.  The Board of Directors held a total of five meetings during the fiscal year ended December 31, 2011.  No directors attended fewer than 75% of all meetings of the Board of Directors during the 2011 fiscal year.

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

The Audit Committee directs the auditing activities of the Company's internal auditors and outside public accounting firm and approves the services of the outside public accounting firm.  The Audit Committee consists of Messrs. Charles L. Crittenden, H. Craig Moody and Norman G. Wilbur (Chairman of the committee).  During 2011, the Audit Committee met on three occasions.

The Compensation Committee is responsible for recommending to the Board of Directors for approval the annual compensation of each executive officer of the Company and the executive officers of the Company's subsidiaries, developing policy in the areas of compensation and fringe benefits, contributions under the Employee Stock Ownership Plan, contributions under the 401(k) Retirement Savings Plans, Deferred Compensation Plan, granting of options under the stock option plans, and creating other employee compensation plans.  The Compensation Committee consists of Messrs. Charles L. Crittenden (Chairman of the committee), Robert G. Hunter, M.D., H. Craig Moody and Norman G. Wilbur.  During 2011, the Compensation Committee met on one occasion.

The Executive Committee reviews Company policy, major investment activities and other pertinent transactions of the Company.   The Executive Committee consists of Messrs. George R. Quist, Scott M. Quist, J. Lynn Beckstead, Jr., and H. Craig Moody.  During 2011, the Executive Committee met on one occasion.

The Nominating and Corporate Governance Committee identifies individuals qualified to become board members consistent with criteria approved by the board, recommends to the board the persons to be nominated by the board for election as directors at a meeting of stockholders, and develops and recommends to the board a set of corporate governance principles.  The Nominating and Corporate Governance Committee consists of Messrs. Charles L. Crittenden, Robert G. Hunter, M.D., H. Craig Moody (Chairman of the committee), and Norman G. Wilbur.  The Nominating and Corporate Governance Committee is composed solely of independent directors, as defined in the listing standards of the Nasdaq Stock Market.  During 2011, the Nominating and Corporate Governance Committee met on one occasion.

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

No director, officer or 5% stockholder of the Company or its subsidiaries or any affiliate thereof has had any transactions with the Company or its subsidiaries during 2011 or 2010.

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

Item 11. Executive Officer Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by the named executive officers comprised of all individuals who served as the Company’s Chief Executive Officer or Chief Financial Officer at any time during 2011, and the Company’s three other most highly compensated executive officers who were serving as executive officers at the end of 2011 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value Non-qualified Deferred Compensation Earnings (2) ($)	All Other Compen-sation (3) ($)	Total ($)
George R. Quist(1)	2011	$285,513	$53,230	--	--	$-	$11,308	$350,051
Chairman of the	2010	269,013	52,405	--	--	-	11,307	332,725
Board and Chief	2009	252,513	51,580	--	--	-	11,252	315,345
Executive Officer
		-
Scott M. Quist(1)	2011	$384,400	$95,000	--	--	$-	$34,340	$513,740
President and Chief	2010	383,317	93,950	--	--	-	33,860	511,127
Operating Officer	2009	357,317	92,650	--	--	-	32,846	482,813

Stephen M. Sill	2011	$149,760	$13,500	--	--	$-	$17,298	$180,558
Vice President,	2010	144,000	13,213	--	--	-	17,064	174,277
Treasurer and Chief	2009	138,000	11,413	--	--	-	17,074	166,487
Financial Officer

J. Lynn Beckstead, Jr.	2011	$247,583	$26,381	--	--	$-	$22,969	$296,933
Vice President of	2010	237,583	21,900	--	--	-	22,699	282,182
Mortgage Operations	2009	227,583	137,221	--	--	-	21,667	386,471

Jeffrey R. Stephens	2011	$152,792	$30,100	--	--	$-	$12,038	$194,930
General Counsel	2010	147,708	8,000	--	--	-	11,117	166,825
and Corporate Secretary	2009	140,708	8,000	--	--	-	11,235	159,943

(1)	George R. Quist is the father of Scott M. Quist.
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
a)
payments related to the operation of automobiles were for George R. Quist ($2,400 for each of the years 2011, 2010 and 2009); Scott M. Quist ($7,200 for each of the years 2011, 2010 and 2009); Stephen M. Sill ($5,700 for 2011, 2010 and 2009); and Jeffrey R. Stephens ($-0- for each of the years 2011, 2010 and 2009). However, such payments do not include the furnishing of an automobile by the Company to George R. Quist, Scott M. Quist and J. Lynn Beckstead Jr., nor the payment of insurance and property taxes with respect to the automobiles operated by the such executive officers;

b)
group life insurance premiums paid by the Company to a group life insurance plan for George R. Quist ($9, $9, and $125 for 2011, 2010 and 2009, respectively); Scott M. Quist, Stephen M. Sill, and J. Lynn Beckstead Jr. ($223, $223 and $211 each for 2011, 2010 and 2009, respectively); and Jeffrey R. Stephens ($223, $115 and $109 for 2011, 2010 and 2009, respectively);

c)
life insurance premiums paid by the Company for the benefit of George R. Quist ($4,644 for each of the years 2011, 2010 and 2009); Scott M. Quist ($15,016 for 2011, $15,016 for 2010 and $14,056 for 2009); Stephen M. Sill ($2,976 for each of the years 2011, 2010 and 2009); J. Lynn Beckstead Jr. ($4,200 for each of the years 2011, 2010 and 2009); and Jeffrey R. Stephens ($-0- for each of the years 2011, 2010 and 2009);

d)
medical insurance premiums paid by the Company to a medical insurance plan; George R. Quist ($3,991 for 2011, $3,990 for 2010, and $3,795 for 2009); Scott M. Quist and J. Lynn Beckstead Jr. ($11,637 each for 2011, $11,157 each for 2010, and $11,091 each for 2009); Stephen M. Sill ($8,135 for 2011, $7,901 for 2010 and $7,860 for 2009); and Jeffrey R. Stephens ($11,550 for 2011, $10,738 for 2010, and $11,838 for 2009);

e)
long term disability insurance paid by the Company to a provider of such insurance; George R. Quist, Scott M. Quist, Stephen M, Sill, J. Lynn Beckstead Jr., and Jeffrey R. Stephens ($264 for 2011, $264 for 2010 and $288 for 2009);

f)	membership dues paid by the Company to Alpine Country Club for the benefit of J. Lynn Beckstead Jr. ($6,645 for 2011, $6,855 for 2010, and $5,877 for 2009);

SUPPLEMENTAL ALL OTHER COMPENSATION TABLE

The following table sets forth all other compensation provided the Named Executive Officers for fiscal years 2011, 2010 and 2009.

						Registrant
						Contribu-		Dividends
		Perks				tions to		or
		and			Payments/	Defined		Earnings
		Other	Tax	Discounted	Accruals	Contribu-		on Stock
Name of		Personal	Reimburse-	Securities	on Termin-	tion	Insurance	or Option
Executive Officer	Year	Benefits	ments	Purchases	ation Plans	Plans	Premiums	Awards	Other(1)
George R. Quist	2011	$2,400	--	--	--	--	$8,908	--	--
	2010	2,400	--	--	--	--	8,907	--	--
	2009	2,400	--	--	--	--	8,852	--	--

Scott M. Quist	2011	$7,200	--	--	--	--	$27,140	--	--
	2010	7,200	--	--	--	--	26,660	--	--
	2009	7,200	--	--	--	--	25,646	--	--

Stephen M. Sill	2011	$5,700	--	--	--	--	$11,598	--	--
	2010	5,700	--	--	--	--	11,364	--	--
	2009	5,700	--	--	--	--	11,335	--	--

J. Lynn Beckstead Jr.	2011	$6,645	--	--	--	--	$16,324	--	--
	2010	6,855	--	--	--	--	15,844	--	--
	2009	5,877	--	--	--	--	15,790	--	--

Jeffrey R. Stephens	2011	$-	--	--	--	--	$12,038	--	--
	2010	-	--	--	--	--	11,117	--	--
	2009	-	--	--	--	--	11,235	--	--

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information regarding options granted to the named Executive Officers during the fiscal year ended December 31, 2011.

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name of Executive Officer	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

George R. Quist	12/3/11	--	--	--	105,000	(1)	$1.434	$1.304	$54,600

Scott M. Quist	12/3/11	--	--	--	105,000	(1)	1.434	1.304	54,600

Stephen M. Sill	12/3/11	--	--	--	7,875	(1)	1.304	1.304	5,591

J. Lynn Beckstead, Jr.	12/3/11	--	--	--	18,900	(1)	1.304	1.304	13,419

Jeffrey R. Stephens	12/3/11	--	--	--	5,250	(1)	1.304	1.304	3,728

(1)	The stock options have been adjusted for the 5% annual stock dividend declared December 2, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL 2010 YEAR END

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers at December 31, 2011.

	Option Awards							Stock Awards
Name of Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
George R. Quist	03/31/08	60,775	(5)	--		$ 3.66	03/31/13	--	--	--	--	--
	12/05/08	121,551	(6)	--		1.43	12/05/13	--	--	--	--	--
	12/04/09	115,763	(7)	--		3.51	12/04/14	--	--	--	--	--
	12/03/10	110,250	(8)	--		1.92	12/03/15	--	--	--	--	--
	12/02/11	--		105,000	(9)	1.43	12/02/16	--	--	--	--	--

Scott M. Quist	03/21/03	103,422	(2)	--		$ 3.99	03/21/13	--	--	--	--	--
	03/25/05	98,497	(4)	--		2.62	03/25/15	--	--	--	--	--
	03/31/08	60,775	(10)	--		3.66	03/31/13	--	--	--	--	--
	12/05/08	121,551	(6) (11)	--		1.43	12/05/13	--	--	--	--	--
	12/04/09	115,763	(7) (12)	--		3.51	12/04/14	--	--	--	--	--
	12/03/10	110,250	(8) (13)	--		1.92	12/03/15	--	--	--	--	--
	12/02/11	--		105,000	(9)	1.43	12/02/16	--	--	--	--	--

Stephen M. Sill	03/31/08	9,116	(5)	--		$ 3.33	03/31/18	--	--	--	--	--
	12/04/09	8,682	(7)	--		3.19	12/04/19	--	--	--	--	--
	12/03/10	8,269	(8)	--		1.74	12/03/20	--	--	--	--	--
	12/02/11	--		7,875	(9)	1.30	12/02/21	--	--	--	--	--

J. Lynn Beckstead Jr.	03/21/03	23,270	(2)	--		$ 3.99	03/21/13	--	--	--	--	--
	12/10/04	7,387	(3)	--		2.30	12/10/14	--	--	--	--	--
	03/25/05	49,249	(4)	--		2.62	03/25/15	--	--	--	--	--
	03/31/08	9,724	(5)	--		3.33	03/31/18	--	--	--	--	--
	12/05/08	24,310	(6)	--		1.30	12/05/18	--	--	--	--	--
	12/04/09	23,153	(7)	--		3.19	12/04/19	--	--	--	--	--
	12/03/10	22,050	(8)	--		1.74	12/03/20	--	--	--	--	--
	12/02/11	--		18,900	(9)	1.30	12/02/21	--	--	--	--	--

Jeffrey R. Stephens	12/05/08	1,216	(6)	--		$ 1.30	12/05/18	--	--	--	--	--
	12/04/09	5,788	(7)	--		3.19	12/04/19	--	--	--	--	--
	12/03/10	5,513	(8)	--		1.74	12/03/20	--	--	--	--	--
	12/02/11	--		5,250	(9)	1.30	12/02/21	--	--	--	--	--

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

(9)	Stock options vest at the rate of 25% of the total number of shares subject to the options on March 2, 2012 and 25% of the total number of shares on the last day of each three month period thereafter.
(10)
On March 31, 2008, Scott M. Quist was granted stock options to purchase 500,000 shares of Class C common stock at an exercise price of $.424 per share, which is equivalent to options to purchase 50,000 shares of Class A common stock at an exercise price of $4.24 per share.

(11)
On December 5, 2008, Mr. Quist was granted stock options to purchase 610,770 shares of Class C common stock at an exercise price of $.165 per share, which is equivalent to options to purchase 61,077 shares of Class A common stock at an exercise price of $1.65 per share, and to purchase 38,923 shares of Class A common stock at an exercise price of $1.65 per share.

(12)
On December 4, 2009, Mr. Quist was granted stock options to purchase 1,000,000 shares of Class C common stock at an exercise price of $.3872 per share, which is equivalent to options to purchase 100,000 shares of Class A common stock at an exercise price of $3.872 per share.

(13)
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

Grant Date	Vesting
03/21/03	These options vested on the grant date.
12/10/04	These options vested on the grant date.
03/25/05	These options vested on the grant date.
03/31/08	These options vested 25% per quarter over a one year period after the grant date.
12/05/08	These options vested 25% per quarter over a one year period after the grant date.
12/04/09	These options vested 25% per quarter over a one year period after the grant date.
12/03/10	These options vested 25% per quarter over a one year period after the grant date.
12/02/11	These options vest 25% per quarter over a one year period after the grant date.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2011

The following table sets forth all stock options exercised and value received upon exercise, and all stock awards vested and value realized upon vesting, by the Named Executive Officers during the year ended December 31, 2011.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name of Executive Officer	(#)	($)	(#)	($)
George R. Quist	--	--	--	--
Scott M. Quist	--	--	--	--
Stephen M. Sill	--	--	--	--
J. Lynn Beckstead, Jr.	--	--	--	--
Jeffrey R. Stephens	--	--	--	--

PENSION BENEFITS FOR FISCAL 2011

The following table sets forth the present value as of December 31, 2011 of the benefit of the Named Executive Officers under the defined benefit pension plan.

		Number of	Present	Payments
		Years	Value of	During
		Credited	Accumulated	Last Fiscal
		Service	Benefit	Year
Name of Executive Officer	Plan Name	(#)	($)	($)

George R. Quist	None	--	--	--
Scott M. Quist	None	--	--	--
Stephen M. Sill	None	--	--	--
J. Lynn Beckstead, Jr.	None	--	--	--
Jeffrey R.Stephens	None	--	--	--

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders[1]	2,084,702[2]	$2.38[3]	542,599[4]
Equity compensation plans not approved by stockholders	0	-	0

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

[2] Assumes that 4,083,380 shares of Class C common stock issuable upon the exercise of certain outstanding options are converted into 408,338 shares of Class A common stock.
[3] The weighted average exercise prices reflect solely the shares of Class A common stock that will be issued upon exercise of outstanding options.
[4]  This number includes 539,820 shares of Class A common stock and 5 shares of Class C common stock available for future issuance under the 2003 Plan, and 2,774 shares of Class A common stock available for future issuance under the 2006 Director Plan.

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

The plan also provides that the Board of Directors may, in its discretion, pay the amounts due under the plan in a single, lump-sum payment. In the event that Mr. Quist dies before the ten annual payments are made, the unpaid balance will continue to be paid to his designated beneficiary. The plan further requires the Company to furnish an automobile for Mr. Quist’s use and to pay all reasonable expenses incurred in connection with its use for a ten year period, and to provide Mr. Quist with a hospitalization policy with similar benefits to those provided to him the day before his retirement or disability. However, in the event Mr. Quist’s employment with the Company is terminated for any reason other than retirement, death, or disability, the entire amount of deferred compensation payments under the plan shall be forfeited by him. The Company accrued $18,000 and $31,000 in fiscal 2011 and 2010, respectively, to cover the present value of anticipated retirement benefits under the employment agreement of $586,117 as of December 31, 2011.

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

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue paying Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits there under, the remaining benefits are to be paid to his heirs. The Company expensed $145,036 and $144,935 in fiscal 2011 and 2010, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $1,121,162 and $976,126 as of December 31, 2011 and 2010, respectively.

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

In the event of a sale or merger of the Company, and Mr. Beckstead was not retained in his current position, the Company would be obligated to continue paying Mr. Beckstead’s current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62½) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits there under, the remaining benefits are to be paid to his heirs. The Company expensed $58,964 and $58,923 in fiscal 2011 and 2010, respectively, to cover the present value of the retirement benefit of the agreement. The liability accrued is $533,483 and $474,519, as of December 31, 2011 and 2010, respectively.

Director Compensation

Directors of the Company (but not including directors who are employees) are currently paid a director’s fee of $16,800 per year by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. An additional fee of $750 is paid to each audit committee member for each audit committee meeting attended. Each director is provided with an annual grant of stock options to purchase 1,000 shares of Class A Common Stock, which occurred under the 2000 Director Stock Option Plan for years 2000 to 2005 and under the 2006 Director Stock Option Plan for years 2006 to 2011. During 2011 and 2010 each director was granted an additional 5,000 and 5,000, respectively, stock options to purchase Class A Common Stock.

DIRECTOR COMPENSATION

The following table sets forth the compensation of the Company’s non-employee directors for fiscal 2011.

					Change in
					Pension Value
	Fees				and
	Earned or			Non-Equity	Nonqualified
	Paid In	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

Charles L. Crittenden	$19,050	--	$4,579	--	--	--	$23,629
Robert G. Hunter	16,800	--	4,579	--	--	--	21,379
H. Craig Moody	19,050	--	4,579	--	--	--	23,629
Norman G. Wilbur	19,050	--	4,579	--	--	--	23,629

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

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company will match 100% of up to 3% of an employee’s total annual compensation and 50% of 4% to 5% of an employee’s annual compensation. The match is in shares of the Company’s Class A Common Stock. The Company’s contribution for 2011, 2010 and 2009 was $208,206, $344,772 and $341,360, respectively under the “Safe Harbor” plan.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the “ESOP Plan”) for the benefit of career employees of the Company and its subsidiaries. The following is a description of the ESOP Plan, and is qualified in its entirety by the ESOP Plan, a copy of which is available for inspection at the Company’s offices.

Under the ESOP Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the ESOP Plan. Employees become eligible to participate in the ESOP Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,040 hours of service). The Company’s contributions under the ESOP Plan are allocated to eligible employees on the same ratio that each eligible employee’s compensation bears to total compensation for all eligible employees during each year. To date, the ESOP Plan has approximately 353 participants and had $-0- contributions payable to the Plan in 2011. Benefits under the ESOP Plan vest as follows: 20% after the third year of eligible service by an employee, an additional 20% in the fourth, fifth, sixth and seventh years of eligible service by an employee.

Benefits under the ESOP Plan will be paid out in one lump sum or in installments in the event the employee becomes disabled, reaches the age of 65, or is terminated by the Company and demonstrates financial hardship. The ESOP Plan Committee, however, retains discretion to determine the final method of payment. Finally, the Company reserves the right to amend or terminate the ESOP Plan at any time. The trustees of the trust fund under the ESOP Plan are George R. Quist, Scott M. Quist and Robert G. Hunter, who each serve as a director of the Company.

Deferred Compensation Plan

In 2001, the Company’s Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Deferred Compensation Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2011, 2010 and 2009.

NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL 2011

The following table sets forth contributions to the deferred compensation account of the Named Executive Officers in fiscal 2011 and the aggregate balance of deferred compensation of the Named Executive Officers at December 31, 2011.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings in Last	Withdrawals	Balance at Last
	In Last FY	In Last FY	FY	Distributions	FYE
Name	($)	($)	($)	($)	($)

George R. Quist	--	--	--	--	$96,373
Scott M. Quist	--	--	--	--	106,648
Stephen M. Sill	--	--	--	--	33,723
J. Lynn Beckstead, Jr.	--	--	--	--	53,973
Jeffrey R. Stephens	--	--	--	--	-

2003 Stock Option Plan

On July 11, 2003, the Company adopted the Security National Financial Corporation 2003 Stock Incentive Plan (the “2003 Plan”), which reserved 500,000 shares of Class A common stock and 1,000,000 shares of Class C common stock for issuance there under. The 2003 Plan was approved by the Board of Directors on May 9, 2003, and by the stockholders at the annual meeting of the stockholders held on July 11, 2003. The 2003 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress. On July 13, 2007, the stockholders approved an amendment to the 2003 Plan to increase the number of shares of Class A and Class C common stock reserved for issuance there under to 978,528 shares of Class A common stock and 2,110,775 shares of Class C common stock. On July 10, 2010, the stockholders approved an amendment to the 2003 plan to increase the number of shares of Class A and Class C common stock reserved for issuance there under to 1,478,528 shares of Class A common stock and 3,110,775 shares of Class C common stock.

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

2006 Director Stock Option Plan

On December 7, 2006, the Company adopted the 2006 Director Stock Option Plan (the “Director Plan”) effective December 7, 2006. The Director Plan provides for the grant by the Company of options to purchase up to an aggregate of 100,000 shares of Class A common stock for issuance there under. The Director Plan provides that each member of the Company’s Board of Directors who is not an employee or paid consultant of the Company is automatically eligible to receive options to purchase the Company’s Class A common stock under the Director Plan.

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

Based solely on its review of the copies of stock reports received by it with respect to fiscal 2011, or written representations from certain reporting persons, the Company believes that its directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except each of the Company’s executive officers and directors, through an oversight, filed a late Form 4 report reporting the granting of stock options in December 2011.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth security ownership information of the Company’s Class A and Class C common stock as of March 29, 2012, (i) for persons who own beneficially more than 5% of the Company’s outstanding Class A or Class C common stock, (ii) each director of the Company, and (iii) for all executive officers, and directors of the Company as a group.

	Class A Common Stock		Class C Common Stock		Class A and Class C Common Stock

	Amount	Percent	Amount	Percent	Amount	Percent
	Beneficially	of	Beneficially	of	Beneficially	of
Name and Address (1)	Owned	Class	Owned	Class	Owned	Class
Scott M. Quist (3)(5)(6)(7)(9)	686,512	6.9%	5,490,477	36.0%	6,176,988	24.4%
George R. and Shirley C. Quist
Family Partnership, Ltd. (2)	687,191	6.9%	4,726,226	31.0%	5,413,418	21.4%
Employee Stock
Ownership Plan (ESOP) (4)	652,357	6.5%	2,185,285	14.3%	2,740,978	11.2%
George R. Quist (3)(7)(8)	885,463	8.8%	563,777	3.7%	1,449,239	5.7%
401(k) Retirement Savings Plan (10)	1,144,870	11.4%	-	-	1,144,870	4.5%
Associated Investors (11)	99,624	1.0%	922,512	6.0%	1,022,136	4.0%
Non-Qualified Deferred Compensation Plan	553,987	5.5%	-	-	553,987	2.2%
J. Lynn Beckstead, Jr., (6)(13)	367,303	3.7%	-	-	367,303	1.5%
Christie Q. Overbaugh (14)	206,279	2.1%	158,848	1.0%	365,127	1.4%
Stephen M. Sill (6)(15)	119,352	1.2%	-	-	119,352	*
Jeffrey R. Stephens (12)	51,776	*	-	-	51,776	*
Robert G. Hunter, M.D., (4)(16)	35,127	*	-	-	35,127	*
Charles L. Crittenden (17)	34,865	*	-	-	34,865	*
Norman G. Wilbur (18)	32,340	*	-	-	32,340	*
H. Craig Moody (19)	31,952	*	-	-	31,952	*
All directors and executive officers
(10 persons) (3)(5)(6)(7)	3,138,160	31.3%	10,939,327	71.6%	14,077,488	55.7%

* Less than 1%

(1)	Unless otherwise indicated, the address of each listed stockholder is c/o Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.
(2)	This stock is owned by the George R. and Shirley C. Quist Family Partnership, Ltd., of which Scott M. Quist is the managing general partner.
(3)
Does not include 652,357 shares of Class A common stock and 2,185,285 shares of Class C common stock owned by the Company’s Employee Stock Ownership Plan (ESOP), of which George R Quist, Scott M. Quist and Robert G. Hunter are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

(4)	The trustees of the Employee Stock Ownership Plan (ESOP) are George R. Quist, Scott M. Quist, and Robert G. Hunter who exercise shared voting and investment powers.
(5)
Does not include 99,624 shares of Class A common stock and 922,512 shares of Class C common stock owned by Associated Investors, a Utah general partnership, of which Scott M. Quist is the managing partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(6)
Does not include 1,144,870 shares of Class A common stock owned by the Company’s 401(k) Retirement Savings Plan, of which Scott M. Quist, J. Lynn Beckstead, and Stephen M. Sill are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(7)
Does not include 553,987 shares of Class A common stock owned by the Company’s Deferred Compensation Plan, of which George R. Quist and Scott M. Quist are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(8)	Includes options to purchase 434,589 shares of Class A common stock granted to George R. Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2012.

(9)
Includes options to purchase 280,651 shares of Class A common stock and 3,610,275 shares of Class C common stock granted to Scott M. Quist that are currently exercisable or will become exercisable within 60 days of March 31, 2012.

(10)
The investment committee of the Company’s 401(k) retirement savings plan is Scott M. Quist, J. Lynn Beckstead Jr., and Stephen M. Sill and, accordingly, exercise shared voting and investment powers with respect to such shares.

(11)	The managing partner of Associated Investors is George R. Quist, who exercises sole voting and investment powers.
(12)	Includes options to purchase 13,830 shares of Class A common stock granted to Jeffrey R. Stephens that are currently exercisable or will become exercisable within 60 days of March 31, 2012.
(13)	Includes options to purchase 163,868 shares of Class A common stock granted to Mr. Beckstead that are currently exercisable or will become exercisable within 60 days of March 31, 2012.
(14)	Includes options to purchase 88,759 shares of Class A common stock granted to Ms. Overbaugh that are currently exercisable or will become exercisable within 60 days of March 31, 2012.
(15)	Includes options to purchase 28,036 shares of Class A common stock grant to Mr. Sill that are currently exercisable or will become exercisable within 60 days of March 31, 2012.
(16)	Includes options to purchase 28,804 shares of Class A common stock granted to Mr. Hunter that are currently exercisable or will become exercisable within 60 days of March 31, 2012.
(17)	Includes options to purchase 28,804 shares of Class A common stock granted to Mr. Crittenden that are currently exercisable or will become exercisable within 60 days of March 31, 2012.
(18)	Includes options to purchase 28,804 shares of Class A common stock granted to Mr. Wilbur that are currently exercisable or will become exercisable within 60 days of March 31, 2012.
(19)	Includes options to purchase 28,804 shares of Class A common stock granted to Mr. Moody that are currently exercisable or will become exercisable within 60 days of March 31, 2012.

The Company’s executive officers and directors, as a group, own beneficially approximately 55.7% of the outstanding shares of the Company’s Class A and Class C common stock.

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

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of the Company’s current independent auditors, billed to the Company for each of the last two fiscal years and for audit and other services. All of these fees were reviewed and approved by the Audit Committee of the Board of Directors:

Fee Category	2011	2010
Audit Fees (1)	$387,700	$418,000
Audit-Related Fees (2)	32,000	14,300
Tax Fees (3)	85,400	70,800
All Other Fees (4)	15,700	16,100
	$520,800	$519,200

(1)
Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings for the years ended December 31, 2011 and 2010.

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

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (4)
3.2	Amended Bylaws (6)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
10.2	2003 Stock Option Plan (5)
10.3	2006 Director Stock Option Plan (12)
10.4	Deferred Compensation Agreement with George R. Quist (2)
10.5	Deferred Compensation Plan (3)

10.6	Employment agreement with J. Lynn Beckstead, Jr. (7)
10.7	Employment agreement with Scott M. Quist (8)
10.8	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (9)
10.9	Agreement and Plan of Complete Liquidation of Security National Life Insurance Company of Louisiana into Security National Life Insurance Company (10)
10.10	Assumption Reinsurance Agreement between Security National Life Insurance Company of Louisiana and Security National Life Insurance Company (10)
10.11	Assignment between Security National Life Insurance Company of Louisiana and Security National Life Insurance Company (10)
10.12	Agreement and Plan of Complete Liquidation of Capital Reserve Life Insurance Company into Security National Life Insurance Company (10)
10.13	Assignment between Capital Reserve Life Insurance Company and Security National Life Insurance Company (10)
21	Subsidiaries of the Registrant
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.xsd	XBRL Extension Schema Document
101.cal	XBRL Extension Calculation Linkbase Document
101.def	XBRL Extension Definition Linkbase Document
101.lab	XBRL Extension Label Linkbase Document
101.pre	XBRL Extension Presentation Linkbase Document
_________________
(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on September 29, 1987
(2)	Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989
(3)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
(4)	Incorporated by reference from Report on Form 8-K/A as filed on January 8, 2003
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

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: March 30, 2012	By:	/s/ George R. Quist
George R. Quist
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ George R. Quist	Chairman of the Board and
George R. Quist	Chief Executive Officer
	(Principal Executive Officer)	March 30, 2012

/s/ Scott M. Quist	President, Chief Operating
Scott M. Quist	Officer and Director	March 30, 2012

/s/ Stephen M. Sill	Vice President, Treasurer
Stephen M. Sill	and Chief Financial Officer
(Principal Financial and
	Accounting Officer)	March 30, 2012

/s/ J. Lynn Beckstead, Jr.	Vice President and Director	March 30, 2012
J. Lynn Beckstead, Jr.

/s/ Charles L. Crittenden	Director	March 30, 2012
Charles L. Crittenden

/s/ H. Craig Moody	Director	March 30, 2012
H. Craig Moody

/s/ Norman G. Wilbur	Director	March 30, 2012
Norman G. Wilbur

/s/ Robert G. Hunter	Director	March 30, 2012
Robert G. Hunter

Schedule II

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets

	December 31,
	2011	2010
Assets

Cash	$655,714	$1,305,956
Investment in subsidiaries (equity method)	73,911,675	72,846,102

Receivables:
Mortgage loans sold to investors	2,986,110	-
Receivable from affiliates	7,282,861	5,298,158
Other	177,509	349,056
Allowance for doubtful accounts	--	--
Total receivables	10,446,480	5,647,214

Property and equipment, at cost, net of accumulated depreciation of $1,803,535 for 2011 and $1,705,899 for 2010.	13,570	111,206

Other assets	89,539	42,239

Total assets	$85,116,978	$79,952,717

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets (Continued)

	December 31,
	2011	2010
Liabilities and Stockholders’ Equity Liabilities
Bank loans payable:
Current installments	$2,546,778	$1,182,336
Long-term	2,484,187	--
Notes and contracts payable:
Current installments	961	961
Long-term	--	--
Advances from affiliated companies	9,012,547	8,989,597
Other liabilities and accrued expenses	1,358,992	1,490,269
Income taxes	8,482,926	8,361,086
Total liabilities	23,886,391	20,024,249

Stockholders’ Equity
Class A common stock $2.00 par value; 20,000,000 shares authorized; issued 9,638,798 shares in 2011 9,178,945 shares in 2010	19,277,596	18,357,890
Class B non-voting common stock-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Class C convertible common stock, $0.20 par value; 15,000,000 shares authorized; issued 10,135,976 shares in 2011 and 9,660,152 shares in 2010	2,027,195	1,932,031

Additional paid-in capital	19,487,565	19,689,993
Accumulated other comprehensive income	654,443	1,188,246
Retained Earnings	22,546,623	21,907,579
Treasury stock at cost - (1,198,167 Class A shares and -0- Class C shares in 2011; 1,322,074 Class A shares and -0- Class C shares in 2010, held by affiliated companies)	(2,762,835)	(3,147,271)
Total stockholders’ equity	61,230,587	59,928,468
Total Liabilities and Stockholders’ Equity	$85,116,978	$79,952,717

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Earnings

	Year Ended December 31,
	2011	2010	2009
Revenue
Net investment income	$13,319	$11,969	$89,466
Fees from affiliates	890,462	835,172	867,859
Other Income	870	-	81,912
Net realized gains and losses	-	-	5,615
Total revenue	904,651	847,141	1,044,852
Benefits and Expenses:
General and administrative expenses	621,978	943,723	946,476
Interest expense	99,645	54,260	105,144
Expenses to affiliates	-	-	-
Total benefits and expenses	721,623	997,983	1,051,620

Earnings (loss) before income taxes, and earnings of subsidiaries	183,028	(150,842)	(6,768)
Income tax benefit (expense)	(483,651)	86,699	(253,667)
Equity in earnings (loss) of subsidiaries	1,599,381	(366,481)	4,034,315

Net earnings (loss)	$1,298,758	$(430,624)	$3,773,880

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Cash Flow

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$1,298,758	$(430,624)	$3,773,880
Adjustments to reconcile net earnings
to net cash provided by operating
activities:
Depreciation and amortization	97,636	134,243	150,009
Undistributed earnings
of affiliates	1,599,381	(366,481)	(4,034,315)
Provision for income taxes	121,840	(86,699)	253,667
Provision for losses on loans & real estate	(21,646)	--	--
Receivables for mortage loans held for sale	(2,986,110)	--	--
Stock based compensation expense	253,934	520,457	485,986
Benefit plans funded with treasury stock	283,230	438,274	457,070
Change in assets and liabilities:
Accrued Investment Income from affiliates	--	--	(655)
Accounts receivable	184,793	--	--
Other assets	(46,204)	5,883	5,699
Other liabilities	(131,277)	(123,207)	(340,600)
Net cash provided by operating activities	654,335	91,846	750,741
	-	-
Cash flows from investing activities:
Purchase of real estate	--	--	(186,271)
Sale of real estate	--	--	463,695
Purchase of equipment	--	--	(9,554)
Mortgage, policy loans made	--	(89,375)	(2,506,913)
Payments, mortgage loans	8,400	9,218	2,501,994
Dividend received from subsidiary	--	--	1,125,000
Investment in subsidiaries	(3,198,757)	732,956	(1,167,333)
	(3,190,357)	652,799	220,618

Cash flows from financing activities:
Advances from (to) affiliates	(1,962,849)	233,812	1,177,977
Payments of notes and contracts payable	(1,077,246)	(1,385,484)	(1,204,983)
Proceeds from borrowings on notes and
contracts payable	3,525,875	--	--
Change in line of credit borrowings	1,400,000
Net cash used in financing activities	1,885,780	(1,151,672)	(27,006)
Net change in cash	(650,242)	(407,027)	944,353
Cash at beginning of year	1,305,956	1,712,983	768,630
Cash at end of year	$655,714	$1,305,956	$1,712,983

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

1)       Bank Loans Payable

	December 31,
	2011	2010
Bank prime rate less .28% (2.97% at December 31, 2011), collateralized by shares of Security National Life Insurance Company stock, due June 2011	$-	$357,336
Bank prime rate less .75% (2.50% at December 31, 2011) collateralized by shares of Security National Life Insurance Company stock, due June 2012	525,000	825,000
3.85% note payable in monthly installments of $79,468 including principal and interest, collateralized by shares of Security National Life Insurance Company Stock, due June 2015.	3,105,965	--
Revolving line-of-credit, interest payable at the prime minus .75% secured by by shares of Security National Life Insurance Company Stock, matures June 2012.	1,400,000	--
Total bank loans	5,030,965	1,182,336
Less current installments	2,546,778	1,182,336
Bank loans, excluding current installments	$2,484,187	$-

2) Notes and Contracts Payable

Notes and contracts are summarized as follows:

	December 31,
	2011	2010
Other notes and contracts payable	961	961
Total notes and contracts	961	961
Less current installments	961	961
Notes and contracts, excluding current installments	-	-

The Company has a $2,500,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75% (2.50% at December 31, 2011), secured by the capital stock of Security National Life and maturing June 30, 2012, renewable annually. As of December 31, 2011, there was $1,400,000 outstanding under the revolving line-of-credit. As of December 31, 2011, $135,886 was available and $439,114 was reserved for two outstanding letters of credit. $1,500,000 was carved out for a loan in September 2008 that as of December 31, 2011 has a balance of $525,000 (refer to note 7). As the principal payments on the loan are made the line of credit amount increases in availability.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

2012	2,546,778
2013	1,105,757
2014	915,758
2015	462,672
2016
Thereafter	-
Total	$5,030,965

3) Advances from Affiliated Companies

	December 31,
	2011	2010
Non-interest bearing advances from affiliates:
Cemetery and Mortuary
subsidiary	$1,459,841	$1,459,841
Life insurance subsidiaries	7,552,706	7,529,756
Mortgage subsidiary	-	-
	$9,012,547	$8,989,597

4) Dividends and Capital Contributions

In 2011, 2010 and 2009, SecurityNational Mortgage Company, a wholly owned subsidiary of the Registrant, paid to the registrant cash dividends of $-0-, $-0-, and $1,125,000, respectively.

In 2011, 2010 and 2009 the Registrant made a capital contribution to Security National Life Insurance Company, a wholly owned subsidiary of the Registrant, in the amount of $3,525,875, $-0-, and $1,125,000, respectively.

Schedule IV

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Reinsurance

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
2011
Life Insurance in force ($000)	$1,237,528	$87,441	$1,732,120	$2,882,207	60.1%

Premiums:
Life Insurance	$41,439,145	$1,910,152	$8,696,242	$48,225,235	18.0%
Accident and Health Insurance	172,940	-	37	172,977	0.0%
Total premiums	$41,612,085	$1,910,152	$8,696,279	$48,398,212	18.0%

2010
Life Insurance in force ($000)	$1,202,208	$76,042	$1,801,414	$2,927,580	61.5%

Premiums:
Life Insurance	$36,554,612	$601,049	$2,384,637	$38,338,200	6.2%
Accident and Health Insurance	190,237	-	-	190,237	0.0%
Total premiums	$36,744,849	$601,049	$2,384,637	$38,528,437	6.2%

2009
Life Insurance in force ($000)	$1,271,014	$93,603	$1,346,932	$2,524,343	53.4%

Premiums:
Life Insurance	$37,410,889	$646,318	$1,418,707	$38,183,278	3.7%
Accident and Health Insurance	231,386	1,335	-	230,051	0.0%
Total premiums	$37,642,275	$647,653	$1,418,707	$38,413,329	3.7%

Schedule V

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Charged to	Disposals	Balance
	Beginning	Costs and	and	at End of
	of Year	Expenses	Write-offs	Year
For the Year Ended December 31, 2011
Accumulated depreciation on real estate	$4,940,227	$1,315,547	$(255,895)	$5,999,879

Allowance for losses on mortgage loans
on real estate and construction loans
held for investment.	7,070,442	1,235,720	(3,424,989)	4,881,173

Accumulated depreciation
on property and equipment	16,235,255	1,499,038	(1,630,988)	16,103,305

Allowance for doubtful accounts
on receivables	1,995,347	747,304	(463,682)	2,278,969

Allowance for doubtful accounts
on collateral loans	380,506	171,838	(125,208)	427,136

For the Year Ended December 31, 2010
Accumulated depreciation on real estate	$3,939,272	$1,105,580	$(104,625)	$4,940,227

Allowance for losses on mortgage loans
on real estate and construction loans
held for investment.	6,808,803	630,133	(368,494)	7,070,442

Accumulated depreciation
on property and equipment	19,133,583	1,811,931	(4,710,259)	16,235,255

Allowance for doubtful accounts
on receivables	2,183,056	918,256	(1,105,965)	1,995,347

Allowance for doubtful accounts
on collateral loans	652,498	120,000	(391,992)	380,506

For the Year Ended December 31, 2009
Accumulated depreciation on real estate	$5,009,571	$842,641	$(1,912,940)	$3,939,272

Allowance for losses on mortgage loans
on real estate and construction loans
held for investment.	4,780,467	3,166,043	(1,137,707)	6,808,803

Accumulated depreciation
on property and equipment	17,688,418	1,722,446	(277,281)	19,133,583

Allowance for doubtful accounts
on receivables	1,983,293	1,229,668	(1,029,905)	2,183,056

Allowance for doubtful accounts
on collateral loans	555,146	128,778	(31,426)	652,498

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Year Ended December 31, 2010

SECURITY NATIONAL FINANCIAL CORPORATION
Commission File No. 0-9341

E X H I B I T S

Exhibit Index

Exhibit No.	Document Name

21	Subsidiaries of the Registrant

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.xml	Instance Document

101.xsd	Taxonomy Extension Schema Document

101.cal	Taxonomy Extension Calculation Linkbase Document

101.def	Taxonomy Extension Definition Linkbase Document

101.lab	Taxonomy Extension Label Linkbase Document

101.pre	Taxonomy Extension Presentation Linkbase Document