Form 10-Q
period 2012-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2012-05-15
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2012, or

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
                                                                                                                                                     Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                     Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	9,638,798
Title of Class	Number of Shares Outstanding as of
May 14, 2012

Class C Common Stock, $.20 par value	10,135,976
Title of Class	Number of Shares Outstanding as of
May 14, 2012

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
FORM 10-Q

QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited)	3-4
	Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2012 and 2011 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011 (unaudited)	6
	Condensed Consolidated Statements of Stockholders' Equity as of March 31, 2012 and March 31, 2011 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50
Item 4.	Controls and Procedures	50
	PART II - OTHER INFORMATION
	Other Information	52
	Signature Page	54
	Certifications	55

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	March 31, 2012	December 31, 2011
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$130,671,375	$127,579,087
Equity securities, available for sale, at estimated fair value	5,723,824	6,299,392
Mortgage loans on real estate and construction loans, held for investment net of allowances for losses of $4,524,811 and $4,881,173 for 2012 and 2011	107,515,938	115,155,967
Real estate held for investment, net of accumulated depreciation of $4,271,221 and $4,189,641 for 2012 and 2011	3,715,666	3,786,780
Other real estate owned held for investment, net of accumulated depreciation of $2,099,779 and $1,810,238 for 2012 and 2011	54,707,593	46,398,095
Other real estate owned held for sale	5,998,740	5,793,900
Policy and other loans, net of allowances for doubtful accounts of $462,337 and $427,136 for 2012 and 2011	17,866,200	18,463,277
Short-term investments	5,213,346	6,932,023
Accrued investment income	2,419,177	2,323,080
Total investments	333,831,859	332,731,601
Cash and cash equivalents	34,672,787	17,083,604
Mortgage loans sold to investors	60,915,970	77,339,445
Receivables, net	10,234,833	9,934,075
Restricted assets of cemeteries and mortuaries	3,661,532	3,392,497
Cemetery perpetual care trust investments	1,890,067	1,810,185
Receivable from reinsurers	6,855,300	7,484,466
Cemetery land and improvements	11,095,656	11,105,809
Deferred policy and pre-need contract acquisition costs	36,594,705	36,237,069
Property and equipment, net	9,594,677	9,300,185
Value of business acquired	10,748,047	11,020,834
Goodwill	677,039	677,039
Other	4,037,250	3,022,113

Total Assets	$524,809,722	$521,138,922

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	March 31, 2012	December 31, 2011
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$385,101,365	$381,595,568
Unearned premium reserve	4,995,429	5,030,443
Bank and other loans payable	20,214,329	25,019,119
Deferred pre-need cemetery and mortuary contract revenues	13,165,249	13,140,483
Cemetery perpetual care obligation	3,014,266	2,983,077
Accounts payable	2,925,701	2,672,479
Other liabilities and accrued expenses	15,339,307	14,456,887
Income taxes	16,078,644	15,010,279
Total liabilities	460,834,290	459,908,335

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 9,638,798 shares in 2012 and 9,638,798 shares in 2011	19,277,596	19,277,596
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 10,135,976 shares in 2012 and 10,135,976 in 2011	2,027,195	2,027,195
Additional paid-in capital	19,493,662	19,487,565
Accumulated other comprehensive income, net of taxes	1,634,373	654,443
Retained earnings	24,208,806	22,546,623
Treasury stock at cost - 1,144,800 Class A shares in 2012 and 1,198,167 Class A shares in 2011	(2,666,200)	(2,762,835)

Total stockholders' equity	63,975,432	61,230,587

Total Liabilities and Stockholders' Equity	$524,809,722	$521,138,922

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Insurance premiums and other considerations	$12,587,788	$12,692,303
Net investment income	6,054,047	4,270,448
Net mortuary and cemetery sales	2,874,949	2,941,993
Realized gains on investments and other assets	171,060	345,090
Other than temporary impairments on investments	(45,000)	(35,129)
Mortgage fee income	25,490,584	13,452,591
Other	189,795	504,884
Total revenues	47,323,223	34,172,180

Benefits and expenses:
Death benefits	5,186,299	6,148,663
Surrenders and other policy benefits	838,740	734,592
Increase in future policy benefits	5,637,949	4,104,539
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,924,427	2,000,217
Selling, general and administrative expenses:
Commissions	14,885,790	7,860,633
Salaries	6,512,843	6,184,787
Provision for loan losses and loss reserve	402,474	691,794
Costs related to funding mortgage loans	1,360,304	844,505
Other	6,998,890	6,077,871
Interest expense	768,744	315,542
Cost of goods and services sold-mortuaries and cemeteries	478,171	531,619
Total benefits and expenses	44,994,631	35,494,762

Earnings (loss) before income taxes	2,328,592	(1,322,582)
Income tax (provision) benefit	(666,409)	804,109

Net earnings (loss)	$1,662,183	$(518,473)

Net earnings (loss) per Class A Equivalent common share (1)	$0.18	$(0.06)

Net earnings (loss) per Class A Equivalent common share-assuming dilution (1)	$0.17	$(0.06)

Weighted-average Class A equivalent common share outstanding (1)	9,495,878	9,317,297

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	9,586,830	9,317,297

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net earnings (loss)	$1,662,183	$(518,473)
Other comprehensive income:
Net unrealized gains on derivative instruments	650,093	47,184
Net unrealized gains (losses) on available for sale securities	329,837	(13,969)
Other comprehensive income:	979,930	33,215
Comprehensive income (loss)	$2,642,113	$(485,258)

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2010	$18,357,890	$1,932,031	$19,689,993	$1,188,246	$21,907,579	$(3,147,271)	$59,928,468

Comprehensive income:
Net earnings	-	-	-	-	(518,473)	-	(518,473)
Other comprehensive income	-	-	-	33,215	-	-	33,215
Grant of stock options	-	-	64,344	-	-	-	64,344
Sale of treasury stock	-	-	11,442	-	-	76,753	88,195
Stock dividends	218	2	(29)	-	(191)	-	-
Conversion Class C to Class A	344	(344)	-	-	-	-	-
Balance at March 31, 2011	$18,358,452	$1,931,689	$19,765,750	$1,221,461	$21,388,915	$(3,070,518)	$59,595,749

Balance at December 31, 2011	$19,277,596	$2,027,195	$19,487,565	$654,443	$22,546,623	$(2,762,835)	$61,230,587

Comprehensive income:
Net earnings	-	-	-	-	1,662,183	-	1,662,183
Other comprehensive income	-	-	-	979,930	-	-	979,930
Grant of stock options	-	-	47,218	-	-	-	47,218
Sale of treasury stock	-	-	(41,121)	-	-	96,635	55,514
Balance at March 31, 2012	$19,277,596	$2,027,195	$19,493,662	$1,634,373	$24,208,806	$(2,666,200)	$63,975,432

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net cash provided by operating activities	$25,192,747	$42,215,717

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(4,573,813)	(32,119,583)
Calls and maturities - fixed maturity securities	1,406,357	5,936,625
Securities available for sale:
Purchase - equity securities	(202,883)	(2,223,406)
Sales - equity securities	1,262,645	2,025,175
Purchase of short-term investments	(3,416,721)	(9,728,102)
Sales of short-term investments	5,135,398	3,552,246
Purchase of restricted assets	(241,247)	(97,965)
Changes in assets for perpetual care trusts	(68,720)	(70,728)
Amount received for perpetual care trusts	31,189	31,515
Mortgage, policy, and other loans made	(29,559,249)	(27,365,202)
Payments received for mortgage, policy and other loans	29,240,276	25,350,613
Purchase of property and equipment	(635,862)	(161,806)
Disposal of property and equipment	14,768	-
Purchase of real estate	(53,910)	(98,304)
Sale of real estate	251,720	-
Reinsurance with North America Life	-	12,990,444
Net cash used in investing activities	(1,410,052)	(21,978,478)

Cash flows from financing activities:
Annuity contract receipts	2,194,651	2,930,871
Annuity contract withdrawals	(3,591,348)	(2,947,744)
Repayment of bank loans on notes and contracts	(396,815)	(410,899)
Proceeds from borrowing on bank loans	-	3,559,026
Change in line of credit borrowings	(4,400,000)	-
Net cash provided by (used in) financing activities	(6,193,512)	3,131,254

Net change in cash and cash equivalents	17,589,183	23,368,493

Cash and cash equivalents at beginning of period	17,083,604	39,556,503

Cash and cash equivalents at end of period	$34,672,787	$62,924,996

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$9,021,747	$2,975,627

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Certain 2011 amounts have been reclassified to bring them into conformity with the 2012 presentation.

2)       Recent Accounting Pronouncements

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

3)        Investments

The Company’s investments in fixed maturity securities held-to-maturity and equity securities available for sale as of March 31, 2012 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012:
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$2,815,824	$478,916	$-	$3,294,740
Obligations of states and political subdivisions	3,032,908	344,615	(7,608)	3,369,915
Corporate securities including public utilities	116,853,730	11,342,155	(1,181,163)	127,014,722
Mortgage-backed securities	6,458,035	364,055	(288,010)	6,534,080
Redeemable preferred stock	1,510,878	57,472	(26,800)	1,541,550
Total fixed maturity securities held to maturity	$130,671,375	$12,587,213	$(1,503,581)	$141,755,007

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012:

Equity securities available for sale at estimated fair value:

Non-redeemable preferred stock	$20,281	$169	$(900)	$19,550

Common stock:

Industrial, miscellaneous and all other	6,322,732	397,354	(1,015,812)	5,704,274

Total equity securities available for sale at estimated fair value	$6,343,013	$397,523	$(1,016,712)	$5,723,824

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$52,892,902
Residential construction	14,016,866
Commercial	45,130,981
Less: Allowance for loan losses	(4,524,811)
Total mortgage loans on real estate and construction loans held for investment	$107,515,938

Real estate held for investment - net of depreciation	$3,715,666
Other real estate owned held for investment - net of depreciation	54,707,593
Other real estate owned held for sale	5,998,740
Total real estate	$64,421,999

Policy and other loans at amortized cost - net of allowance for doubtful accounts	$17,866,200

Short-term investments at amortized cost	$5,213,346

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

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
March 31, 2012 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities, which are carried at amortized cost, at March 31, 2012 and December 31, 2011. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At March 31, 2012
Obligations of states and political subdivisions	$-	0	$7,608	2	$7,608
Corporate securities including public utilities	723,849	36	457,314	12	1,181,163
Mortgage-backed securities	116,030	2	171,980	2	288,010
Redeemable preferred stock	-	0	26,800	1	26,800
Total unrealized losses	$839,879	38	$663,702	17	$1,503,581
Fair Value	$16,591,021		$4,586,000		$21,177,021

At December 31, 2011
Obligations of states and political subdivisions	$-	0	$13,156	2	$13,156
Corporate securities including public utilities	1,544,224	47	723,922	12	2,268,146
Mortgage-backed securities	161,300	3	195,599	1	356,899
Redeemable preferred stock	800	1	128,400	1	129,200
Total unrealized losses	$1,706,324	51	$1,061,077	16	$2,767,401
Fair Value	$24,249,533		$3,762,892		$28,012,425

As of March 31, 2012, the average market value of the related fixed maturities was 93.4% of amortized cost and the average market value was 91.0% of amortized cost as of December 31, 2011. During the three months ended March 31, 2012 and  2011 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $45,000 and $35,129, respectively.

On a quarterly basis, the Company reviews its available-for-sale fixed investment securities related to corporate securities and other public utilities, consisting of bonds and preferred stocks that are in a loss position. The review involves an analysis of the securities in relation to historical values, and projected earnings and revenue growth rates. Based on the analysis, a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other than temporary, the security is written down to the impaired value and an impairment loss is recognized. No other than temporary impairment loss was considered to exist for these fixed maturity securities as of March 31, 2012 and 2011.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

3)         Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at March 31, 2012 and December 31, 2011. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available-for-sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At March 31, 2012
Non-redeemable preferred stock	$-	0	$900	1	$900
Industrial, miscellaneous and all other	460,575	52	555,237	23	1,015,812
Total unrealized losses	$460,575	52	$556,137	24	$1,016,712
Fair Value	$1,990,201		$869,074		$2,859,275

At December 31, 2011
Non-redeemable preferred stock	$-	-	$1,843	2	$1,843
Industrial, miscellaneous and all other	955,400	79	378,024	14	1,333,424
Total unrealized losses	$955,400	79	$379,867	16	$1,335,267
Fair Value	$2,857,082		$560,529		$3,417,611

As of March 31, 2012, the average market value of the equity securities available for sale was 73.8% of the original investment and the average market value was 71.9% of the original investment as of December 31, 2011.
The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During the three months ended March 31, 2012 and 2011, there was no other than temporary decline in fair value.

On a quarterly basis, the Company reviews its investment in industrial, miscellaneous and all other equity securities that are in a loss position. The review involves an analysis of the securities in relation to historical values, price earnings ratios, projected earnings and revenue growth rates. Based on the analysis a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other than temporary, the security is written down to the impaired value and an impairment loss is recognized. No other than temporary impairment loss was considered to exist for these equity securities as of March 31, 2012 and 2011.

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

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

3)         Investments (Continued)

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2012 through 2015	$931,571	$942,117
Due in 2013 through 2016	18,820,368	20,544,511
Due in 2017 through 2021	50,242,150	54,563,236
Due after 2021	52,708,373	57,629,513
Mortgage-backed securities	6,458,035	6,534,080
Redeemable preferred stock	1,510,878	1,541,550
Total held to maturity	$130,671,375	$141,755,007

The amortized cost and estimated fair value of available for sale securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in 2012 through 2015	$-	$-
Due in 2013 through 2016	-	-
Due in 2017 through 2021	-	-
Due after 2021	-	-
Non-redeemable preferred stock	20,281	19,550
Common stock	6,322,733	5,704,274
Total available for sale	$6,343,014	$5,723,824

The Company’s realized gains and losses, other than temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended March 31,
	2012	2011
Fixed maturity securities held to maturity:
Gross realized gains	$7,604	$153,491
Gross realized losses	(334)	(38,085)
Other than temporary impairments	(45,000)	(35,129)

Securities available for sale:
Gross realized gains	137,208	288,251
Gross realized losses	(5,705)	(6,853)
Other than temporary impairments	-	-

Other assets:
Gross realized gains	32,286	9,156
Gross realized losses	-	(60,870)
Other than temporary impairments	-	-
Total	$126,060	$309,961

The net carrying amount of held to maturity securities sold was $341,173 and $12,341,156 for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.  The net realized gain related to these sales was $7,242 and $462,267 for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively. Certain circumstances lead to these decisions to sell. In 2012 and 2011, the Company sold certain held to maturity bonds in gain positions to reduce its risk in certain industries or companies.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

3)         Investments (Continued)

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available-for-sale securities) at March 31, 2012, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	Three Months Ended March 31,
	2012	2011
Fixed maturity securities	$1,910,344	$1,752,777
Equity securities	63,578	67,986
Mortgage loans on real estate	2,136,577	1,287,213
Real estate	658,456	571,312
Policy and other loans	228,327	213,118
Short-term investments, principally gains on sale of mortgage loans and other	2,041,280	1,374,332
Gross investment income	7,038,562	5,266,738
Investment expenses	(984,515)	(996,290)
Net investment income	$6,054,047	$4,270,448

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $82,752 and $84,149 for three months ended March 31, 2012 and 2011, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,603,781 at March 31, 2012 and $9,593,318 at December 31, 2011. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 10.5% per annum, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors live or do business. At March 31, 2012, the Company had 35%, 11% and 11% of its mortgage loans from borrowers located in the states of Utah, California and Florida, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $4,524,811 and $4,881,173 at March 31, 2012 and December 31, 2011, respectively.

The Company establishes a valuation allowance for credit losses in its portfolio.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

3)         Investments (Continued)

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
March 31, 2012
Allowance for credit losses:
Beginning balance - January 1, 2011	$-	$4,338,805	$542,368	$4,881,173
Charge-offs	-	(137,912)	(250,524)	(388,436)
Provision	-	32,074	-	32,074
Ending balance -March 31, 2012	$-	$4,232,967	$291,844	$4,524,811

Ending balance: individually evaluated for impairment	$-	$711,369	$-	$711,369

Ending balance: collectively evaluated for impairment	$-	$3,521,598	$291,844	$3,813,442

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$45,130,981	$52,892,902	$14,016,866	$112,040,749

Ending balance: individually evaluated for impairment	$2,108,271	$5,153,359	$2,663,415	$9,925,045

Ending balance: collectively evaluated for impairment	$43,022,710	$47,739,543	$11,353,451	$102,115,704

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

December 31, 2011
Allowance for credit losses:
Beginning balance - January 1, 2011	$-	$6,212,072	$858,370	$7,070,442
Charge-offs	-	(2,994,715)	(430,274)	(3,424,989)
Provision	-	1,121,448	114,272	1,235,720
Ending balance - December 31, 2011	$-	$4,338,805	$542,368	$4,881,173

Ending balance: individually evaluated for impairment	$-	$738,975	$250,524	$989,499

Ending balance: collectively evaluated for impairment	$-	$3,599,830	$291,844	$3,891,674

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$48,433,147	$54,344,327	$17,259,666	$120,037,140

Ending balance: individually evaluated for impairment	$2,758,235	$4,611,995	$5,645,865	$13,016,095

Ending balance: collectively evaluated for impairment	$45,674,912	$49,732,332	$11,613,801	$107,021,045

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

3)         Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented:

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days 1)	In Foreclosure 1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
March 31, 2012
Commercial	$-	$-	$-	$2,108,271	$2,108,271	$43,022,710	$45,130,981	$-	$45,130,981
Residential	790,088	1,630,155	5,524,043	5,153,359	13,097,645	39,795,257	52,892,902	(4,232,967)	48,659,935
Residential Construction	287,110	1,284,622	1,142,422	2,663,415	5,377,569	8,639,297	14,016,866	(291,844)	13,725,022

Total	$1,077,198	$2,914,777	$6,666,465	$9,925,045	$20,583,485	$91,457,264	$112,040,749	$(4,524,811)	$107,515,938

December 31, 2011
Commercial	$-	$-	$1,053,500	$2,758,235	$3,811,735	$44,621,412	$48,433,147	$-	$48,433,147
Residential	2,478,084	2,058,261	5,500,340	4,611,995	14,648,680	39,695,647	54,344,327	(4,338,805)	50,005,522
Residential Construction	859,651	682,532	309,651	5,645,865	7,497,699	9,761,967	17,259,666	(542,368)	16,717,298

Total	$3,337,735	$2,740,793	$6,863,491	$13,016,095	$25,958,114	$94,079,026	$120,037,140	$(4,881,173)	$115,155,967

1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2012
With no related allowance recorded:
Commercial	$2,108,271	$2,108,271	$-	$2,108,271	$-
Residential	5,524,043	5,524,043	-	5,524,043	-
Residential construction	3,805,837	3,805,837	-	3,805,837	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	5,153,359	5,153,359	711,369	5,153,359	-
Residential construction	-	-	-	-	-

Total:
Commercial	$2,108,271	$2,108,271	$-	$2,108,271	$-
Residential	10,677,402	10,677,402	711,369	10,677,402	-
Residential construction	3,805,837	3,805,837	-	3,805,837	-

December 31, 2011
With no related allowance recorded:
Commercial	$3,811,735	$3,811,735	$-	$3,811,735	$-
Residential	5,500,340	5,500,340	-	5,500,340	-
Residential construction	309,651	309,651	-	309,651	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	4,611,995	4,611,995	738,975	4,611,995	-
Residential construction	5,645,865	5,645,865	250,524	5,645,865	-

Total:
Commercial	$3,811,735	$3,811,735	$-	$3,811,735	$-
Residential	10,112,335	10,112,335	738,975	10,112,335	-
Residential construction	5,955,516	5,955,516	250,524	5,955,516	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

3)         Investments (Continued)

Credit Risk Profile Based on Performance Status

The Company’s mortgage loan portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days past due or on non-accrual status.

The Company’s performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011

Performing	$43,022,710	$44,621,412	$42,215,500	$44,231,992	$10,211,029	$11,304,150	$95,449,239	$100,157,554
Nonperforming	2,108,271	3,811,735	10,677,402	10,112,335	3,805,837	5,955,516	16,591,510	19,879,586

Total	$45,130,981	$48,433,147	$52,892,902	$54,344,327	$14,016,866	$17,259,666	$112,040,749	$120,037,140

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the Company’s policy to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $1,905,000 and $2,308,000 as of March 31, 2012 and December 31, 2011, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status

	As of March 31,	As of December 31,
	2012	2011
Commercial	$2,108,271	$3,811,735
Residential	10,677,402	10,112,335
Residential construction	3,805,837	5,955,516
Total	$16,591,510	$19,879,586

Loan Loss Reserve

When a repurchase demand sold to investors is received from a third party investor, the relevant data is reviewed and captured so that an estimated future loss can be calculated. The key factors that are used in the estimated loss calculation are as follows: (i) lien position, (ii) payment status, (iii) claim type, (iv) unpaid principal balance, (v) interest rate, and (vi) validity of the demand. Other data is captured and is useful for management purposes; the actual estimated loss is generally based on these key factors. The Company conducts its own review upon the receipt of a repurchase demand. In many instances, the Company is able to resolve the issues relating to the repurchase demand by the third party investor without having to make any payments to the investor.

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of March 31,	As of December 31,
	2012	2011
Balance, beginning of period	$2,337,875	$5,899,025
Provisions for losses	445,275	1,667,805
Charge-offs	119,738	(5,228,955)
Balance	$2,902,888	$2,337,875

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

4)         Stock-Based Compensation

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation expense for options issued of $47,218 and $64,344 has been recognized for these plans for the quarters ended March 31, 2012 and 2011, respectively. A deferred tax credit has been recognized related to the compensation expense of $16,054 and $21,877 for the quarters ended March 31, 2012 and 2011, respectively.

Options to purchase 346,500 shares of the Company’s common stock were granted December 2, 2011. The fair value relating to stock-based compensation is $205,175 and will be expensed as options become available to exercise at the rate of 25% at the end of each quarter over the twelve months ended December 31, 2012.

Options to purchase 345,600 shares of the Company’s common stock were granted December 3, 2010. The fair value relating to stock-based compensation was $257,376 and was expensed as options became available to exercise at the rate of 25% at the end of each quarter over the twelve months ended December 31, 2011.

The weighted-average fair value of each option granted in 2011 under the 2003 Plan and the 2006 Plan, is estimated at $0.52 and $0.71 for the December 2, 2011 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 59%, risk-free interest rate of 3.4%, and an expected life of five to ten years.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

6)         Earnings (Loss) Per Share

The basic and diluted earnings (loss) per share amounts were calculated as follows:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net earnings (loss)	$1,662,183	$(518,473)
Denominator:
Basic weighted-average shares outstanding	9,495,878	9,317,297
Effect of dilutive securities:
Employee stock options	90,952	-
Dilutive potential common shares	90,952	-
Diluted weighted-average shares outstanding	9,586,830	9,317,297

Basic earnings loss per share	$0.18	$(0.06)

Diluted earnings loss per share	$0.17	$(0.06)

Earnings (loss) per share amounts have been adjusted for the effect of annual stock dividends. For the three months ended March 31, 2012 and 2011, there were 1,673,261 and 1,551,552 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

7)       Business Segments

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

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles of the form 10K for the year ended December 31, 2011. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit, and are eliminated upon consolidation.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

7)         Business Segments (Continued)

Factors Management Used to Identify the Enterprise’s Reportable Segments

The Company’s reportable segments are business units that offer different products and are managed separately due to the different products and the need to report to the various regulatory jurisdictions.

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated
For the Three Months Ended
March 31, 2012
Revenues from external customers	$17,627,349	$2,959,640	$26,736,234	$-	$47,323,223
Intersegment revenues	2,079,099	376,993	75,407	(2,531,499)	-
Segment profit (loss) before income taxes	837,564	226,555	1,264,473	-	2,328,592
Identifiable Assets	500,893,911	112,061,353	31,680,160	(119,825,702)	524,809,722
Goodwill	391,848	285,191	-	-	677,039

For the Three Months Ended
March 31, 2011
Revenues from external customers	$17,148,321	$3,033,086	$13,990,773	$-	$34,172,180
Intersegment revenues	2,066,712	468,025	60,337	(2,595,074)	-
Segment profit (loss) before income taxes	1,079,479	151,624	(2,553,685)	-	(1,322,582)
Identifiable Assets	471,629,809	110,839,889	27,621,213	(119,373,276)	490,717,635
Goodwill	391,848	683,191	-	-	1,075,039

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

8)         Fair Value of Financial Instruments

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
March 31, 2012 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

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

It should be noted that for replacement cost, when determining the fair value of mortgage properties, the Company uses Marshall and Swift, a provider of building cost information to the real estate construction industry. For the investment analysis, the Company uses market data based upon its real estate operation experience and projected the present value of the net rental income over seven years. The Company uses 60% of the projected cash flow analysis and 40% of the replacement cost to approximate fair value of the collateral.

In addition to this analysis performed by the Company, the Company depreciates Other Real Estate Owned Held for Investment.  This depreciation reduces the book value of these properties and lessens the exposure to the Company from further deterioration in real estate values.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at March 31, 2012.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Non-redeemable preferred stock	$19,550	$19,550	$-	$-
Common stock	5,704,274	5,704,274	-	-
Total securities available for sale	5,723,824	5,723,824	-	-
Restricted assets of cemeteries and mortuaries	582,286	582,286	-	-
Cemetery perpetual care trust investments	622,719	622,719	-	-
Derivatives - interest rate lock commitments	2,888,260	-	-	2,888,260
Total assets accounted for at fair value on a recurring basis	$9,817,089	$6,928,829	$-	$2,888,260

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(50,600,698)	$-	$-	$(50,600,698)
Future policy benefits - annuities	(65,177,748)	-	-	(65,177,748)
Derivatives - bank loan interest rate swaps	(109,837)	-	-	(109,837)
- call options	(76,711)	(76,711)	-	-
- interest rate lock commitments	(216,939)	-	-	(216,939)
Total liabilities accounted for at fair value on a recurring basis	$(116,181,933)	$(76,711)	$-	$(116,105,222)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2011	$(50,926,020)	$(65,281,586)	$1,694,541	$(117,812)

Total gains (losses):

Included in earnings	325,322	103,838	-	-

Included in other comprehensive income (loss)	-	-	976,780	7,975

Balance - March 31, 2012	$(50,600,698)	$(65,177,748)	$2,671,321	$(109,837)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at March 31, 2012.

Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Other real estate owned held for investment	$-	$-	$-	$-
Other real estate owned held for sale	-	-	-	-
Total assets accounted for at fair value on a nonrecurring basis	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2011.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Non-redeemable preferred stock	$18,438	$18,438	$-	$-
Common stock	6,280,954	6,280,954	-	-
Total securities available for sale	6,299,392	6,299,392	-	-
Restricted assets of cemeteries and mortuaries	548,761	548,761	-	-
Cemetery perpetual care trust investments	617,107	617,107	-	-
Derivatives - interest rate lock commitments	1,904,901	-	-	1,904,901
Total assets accounted for at fair value on a recurring basis	$9,370,161	$7,465,260	$-	$1,904,901
Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(50,926,020)	$-	$-	$(50,926,020)
Future policy benefits - annuities	(65,281,586)	-	-	(65,281,586)
Derivatives - bank loan interest rate swaps	(117,812)	-	-	(117,812)
- call options	(80,102)	(80,102)	-	-
- interest rate lock commitment	(210,360)	-	-	(210,360)
Total liabilities accounted for at fair value on a recurring basis	$(116,615,880)	$(80,102)	$-	$(116,535,778)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps
Balance - December 31, 2010	$(52,340,807)	$(65,936,445)	$873,059	$(116,533)
Total gains (losses):
Included in earnings	1,414,787	654,859	-	-
Included in other
comprehensive income	-	-	821,482	(1,279)
Balance - December 31, 2011	$(50,926,020)	$(65,281,586)	$1,694,541	$(117,812)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

8)       Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2011.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a
nonrecurring basis
Mortgage loans on real estate	$5,354,600	-	-	$5,354,600
Other real estate owned held for investment	5,419,103	-	-	5,419,103
Other real estate owned held for sale	514,000	-	-	514,000
Total assets accounted for at fair value on a
nonrecurring basis	$11,287,703	$-	$-	$11,287,703

9)Other Business Activity

Mortgage Operations

Approximately 57% of the Company’s revenues and expenses are through its wholly owned subsidiary, SecurityNational Mortgage. SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows, including loan purchase agreements from Security National Life, and with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through or originated by SecurityNational Mortgage. For the three months ended March 31, 2012 and 2011, SecurityNational Mortgage originated and sold 2,440 loans ($445,523,469 total volume) and 1,569 loans ($262,602,124 total volume), respectively.

SecurityNational Mortgage has entered into a loan purchase agreement to originate and sell mortgage loans to an unaffiliated warehouse bank. The amount available to originate loans under this agreement at March 31, 2012 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to third party investors. Generally, when mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances as noted below in the Mortgage Accounting Policy section, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the settlement date with third party investors. The terms of the loan purchase agreements are typically for one year, with interest accruing on a portion of the mortgage loans at annual rates ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage renewed its loan purchase agreement with an unaffiliated warehouse bank, which had expired on December 19, 2011, for an indefinite period.

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

Mortgage loans are collateral dependent and require an appraisal at the time of underwriting and funding. Generally, the Company will fund a loan not to exceed 80% of the fair value of the loan’s collateral value. Amounts over 80% require mortgage insurance by an approved third party insurer. Once a loan is deemed to be impaired, the Company will review the market value of the collateral and provide an allowance for any impairment.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

9)         Other Business Activity (Continued)

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

SecurityNational Mortgage must determine that all three sales criteria are met at the time a mortgage loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans made prior to warehouse banks purchasing the loans under the purchase commitments. As of March 31, 2012, there was $129,244,000 in mortgage loans in which settlements with third party investors were still pending.

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
March 31, 2012 (Unaudited)

9)         Other Business Activity (Continued)

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

10)Allowance for Doubtful Accounts and Loan Losses and Impaired Loans

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

10)         Allowance for Doubtful Accounts and Loan Losses and Impaired Loans (Continued)

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

The Company has adopted a strategy of selling “out of the money” call options on its available-for-sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option. The liability for call options is adjusted to fair value at each reporting date. The fair value of outstanding call options as of March 31, 2012 and December 31, 2011 was $76,711 and $80,102, respectively.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option. If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

11)         Derivative Investments (Continued)

The following table shows the fair value of derivatives as of March 31, 2012 and December 31, 2011.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$2,888,260	other assets	$1,904,901	Other liabilities	$216,939	Other liabilities	$210,360
Call Options	--	--	--	--	Other liabilities	76,711	Other liabilities	80,102
Interest rate swaps	--	--	--	--	Bank loans payable	109,837	Bank loans payable	117,812
Total		$2,888,260		$1,904,901		$403,487		$408,274

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain (Loss) Recognized in OCI
	Three Months Ended March 31,
Derivative - Cash Flow Hedging Relationships:	2012	2011
Interest Rate Lock Commitments	$976,780	$57,851
Interest Rate Swaps	7,975	13,639
Sub Total	$984,755	$71,490
Tax Effect	$334,662	$24,306
Total	$650,093	$47,184

12)           Reinsurance, Commitments and Contingencies

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

The Coinsurance Agreement also provides that on and after the effective date of December 1, 2010, Security National Life is entitled to exercise all contractual rights of North America Life under the coinsured policies in accordance with the terms and provisions of such policies. Moreover, after the closing date of March 30, 2011, the Company agreed to be responsible for all the contractual liabilities under the coinsured policies, including the administration of the coinsured policies at its sole expense in accordance with the terms and conditions of a services agreement. Pursuant to the terms of the Coinsurance Agreement, Security National Life paid a ceding commission to North America Life in the amount of $3,525,875. In addition, North America Life transferred $15,703,641 in assets and $19,229,516 in statutory reserves, or liabilities net of due and deferred premiums, to Security National Life. The $15,703,641 in assets included $12,990,444 in cash, $8,997 in policy loans, and $2,704,200 in promissory note secured by real estate properties located in Bexar, Liberty, Travis and Wilson Counties in the State of Texas. The promissory notes are also guaranteed by business entities and an individual.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

12)         Reinsurance, Commitments and Contingencies (Continued)

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

On August 31, 2011 the Company entered into a stock purchase agreement with North America Life to purchase all of the outstanding shares of common stock of Trans-Western Life Insurance Company (“Trans-Western”), a Texas domiciled insurance company and a wholly-owned subsidiary of North America Life.  The Company completed the Stock Purchase Agreement on May 2, 2012. Purchase consideration paid was $480,988 which was the capital and surplus of Trans-Western at December 31, 2011. The Stock Purchase Agreement was approved by the Texas Insurance Department on March 20, 2012.  All of Trans-Western’s insurance business has been ceded to North America Life of which approximately 47% of the insurance in force has been assumed by the Company under the Coinsurance Agreement explained above.

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

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended March 31, 2012 and 2011 were $445,000 and $530,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of March 31, 2012 and December 31, 2011, the balances were $2,903,000 and $2,338,000, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

12)         Reinsurance, Commitments and Contingencies (Continued)

In addition, under the terms of the settlement agreement, Wells Fargo has the right to deduct 10 basis points (.0010) from the purchase proceeds of each loan that SecurityNational Mortgage sells to Wells Fargo during the period from April 8, 2011 to March 31, 2017.  For the three months ended March 31, 2012 and 2011 Wells Fargo deducted $414,765 and $0, representing 10 basis points from the purchase proceeds of the loans that SecurityNational Mortgage sold to Wells Fargo during that period. SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser other than Wells Fargo and pay such amounts to Wells Fargo.  For the three months ended March 31, 2012 and 2011 Wells Fargo deducted  $58,632 and $0, representing 10 basis points from the purchase proceeds of the loans it sold to mortgage loan purchasers other than Wells Fargo during that period. Finally, SecurityNational Mortgage is required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 28 real estate properties with a total book value of $5,597,900 as of March 31, 2012.

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

As of March 31, 2012, the Company reserved and accrued $2,903,000 to settle investor related claims against SecurityNational Mortgage for the allegedly defective mortgage loans that SecurityNational Mortgage sold to Wells Fargo and other mortgage loan purchasers.

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

As of March 31, 2012, third party investors had asserted total potential claims and notices of potential claims relating to mortgage loan repurchases, indemnifications and other issues that are substantially greater than $20,000,000.  Additional potential claims and notices of potential claims from third party investors have been made since March 31, 2012.  The Company has reserved and accrued $2,903,000 as of March 31, 2012 to settle all such investor related claims.

The total amount of potential claims and notices of potential claims are greater than the net asset value of SecurityNational Mortgage, which was $18,779,000 on March 31, 2012, and its reserve for mortgage loan loss, which was $2,903,000 on March 31, 2012.  SecurityNational Mortgage disagrees with the claims and notices of potential claims asserted by third party investors against it and believes it has significant defenses to these claims.  Any additional losses in excess of the current loan loss reserve cannot be estimated as SecurityNational Mortgage is currently in the process of reviewing repurchase demands and notices of potential claims from third party investors.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

12)         Reinsurance, Commitments and Contingencies (Continued)

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
March 31, 2012 (Unaudited)

12)         Reinsurance, Commitments and Contingencies (Continued)

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

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Bank and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agreed to indemnify Lehman Bank and Aurora Loan Services for 75% of all losses that Lehman Bank and Aurora Loan Services may incur relative to breaches by mortgagors pertaining to the 54 mortgage loans that were purchased from SecurityNational Mortgage. SecurityNational Mortgage was released from any obligation to pay the remaining 25% of such losses. The Indemnification Agreement also required SecurityNational Mortgage to indemnify Lehman Bank and Aurora Loan Services for 100% of any future losses incurred on mortgage loans with breaches that were not among the 54 mortgage loans.

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

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $500,000, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  As of March 31, 2012, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

12)         Reinsurance, Commitments and Contingencies (Continued)

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

Lehman Holdings’ alleged claims are for damages for breach of contract and breach of warranty pursuant to a loan purchase agreement and Seller’s Guide. Based on claiming that the Indemnification Agreement is null and void pursuant to its lawsuit, Lehman Holdings has initially claimed damages of approximately $5,041,000. Prior to declaring the Indemnification Agreement null and void, Lehman Holdings claimed in a then recent billing statement under the terms of the Indemnification Agreement, that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement. SecurityNational Mortgage strongly disagrees with the position of Lehman Holdings and, as set forth in its May 11, 2011 complaint, seeks affirmative relief of approximately $4,000,000 from Lehman Bank and Aurora Loan Services, which are related to Lehman Holdings.

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of March 31, 2012, the Company’s commitments were $9,880,000 for these loans of which $7,860,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of March 31, 2012). Maturities range between six and twelve months.

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

For the three months ended March 31, 2012 and 2011, SecurityNational Mortgage originated and sold 2,440 loans ($445,523,469 total volume) and 1,587 loans ($265,230,124 total volume), respectively. The mortgage loan volume in 2012 has been higher than in 2011 primarily due to an increase market share in mortgage loan originations.   SecurityNational Mortgage anticipates the loan volume for 2012 to be approximately $125,000,000 to $200,000,000 per month range compared to $80,000,000 to $150,000,000 per month range in 2011.

The following table shows the condensed financial results of the mortgage operations for the three months ended March 31, 2012 and 2011.  See Note 8 to the Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2012	2011	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$22,401	$11,085	102%
Secondary gains from investors	4,335	2,906	49%
Total	$26,736	$13,991	91%
Earnings (Losses) before income taxes	$1,264	$(2,554)	149%

Overall, this increase in profitability for the three months ended March 31, 2012 was due to the higher loan volume and higher secondary gains from third party investors.

Significant Accounting Policies

SecurityNational Mortgage has entered into a loan purchase agreement to originate and sell mortgage loans to an unaffiliated warehouse bank. The amount available to originate loans under this agreement at December 31, 2011 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to third party investors. Generally, when mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the settlement date with third party investors. The terms of the loan purchase agreements are typically for one year, with interest accruing on a portion of the mortgage loans at annual rates ranging from 2.5% to 2.75% over the 30 day Libor rate. SecurityNational Mortgage renewed its loan purchase agreement with an unaffiliated warehouse bank, which had expired on December 19, 2011, for an indefinite period.

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

SecurityNational Mortgage must determine that all three sales criteria are met at the time a mortgage loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans made prior to warehouse banks purchasing the loans under the purchase commitments. As of March 31, 2012, there was $129,244,000 in mortgage loans in which settlements with third party investors were still pending.

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

As of March 31, 2012, the Company’s long term mortgage loan portfolio consisted of $16,592,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $9,925,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $16,592,000 in mortgage loans with delinquencies more than 90 days. During the three months ended March 31, 2012, the Company provided an allowance for mortgage losses of $32,000. This allowance for mortgage losses was charged to loan loss expense and included in selling, general and administrative expenses for the period. The ending balance of allowances for mortgage loan losses as of March 31, 2012 and December 31, 2011 were $4,525,000 and $4,881,000, respectively.

Also as of March 31, 2012, the Company had foreclosed on a total of $60,706,000 in long term mortgage loans, of which $9,022,000 of the loans foreclosed were reclassified as other real estate held for investment or sale during 2012. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its respective life, cemeteries and mortuaries, and mortgage subsidiaries, and will lease or rent the properties until it is deemed economically desirable to sell them.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended March 31, 2012 and 2011 were $445,000 and $530,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of March 31, 2012 and December 31, 2011, the balances were $2,903,000 and $2,338,000, respectively.

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

In addition, under the terms of the settlement agreement, Wells Fargo has the right to deduct 10 basis points (.0010) from the purchase proceeds of each loan that SecurityNational Mortgage sells to Wells Fargo during the period from April 8, 2011 to March 31, 2017.  For the three months ended March 31, 2012 and 2011 Wells Fargo deducted $414,765 and $0, representing 10 basis points from the purchase proceeds of the loans that SecurityNational Mortgage sold to Wells Fargo during that period. SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser other than Wells Fargo and pay such amounts to Wells Fargo.  For the three months ended March 31, 2012 and 2011 Wells Fargo deducted  $58,632 and $0, representing 10 basis points from the purchase proceeds of the loans it sold to mortgage loan purchasers other than Wells Fargo during that period. Finally, SecurityNational Mortgage is required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 28 real estate properties with a total book value of $5,597,900 as of March 31, 2012.

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

As of March 31, 2012, the Company reserved and accrued $2,903,000 to settle investor related claims against SecurityNational Mortgage for the allegedly defective mortgage loans that SecurityNational Mortgage sold to Wells Fargo and other mortgage loan purchasers.

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

As of March 31, 2012, third party investors had asserted total potential claims and notices of potential claims relating to mortgage loan repurchases, indemnifications and other issues that are substantially greater than $20,000,000.  Additional potential claims and notices of potential claims from third party investors have been made since March 31, 2012.  The Company has reserved and accrued $2,903,000 as of March 31, 2012 to settle all such investor related claims.

The total amount of potential claims and notices of potential claims are greater than the net asset value of SecurityNational Mortgage, which was $18,779,000 on March 31, 2012, and its reserve for mortgage loan loss, which was $2,903,000 on March 31, 2012.  SecurityNational Mortgage disagrees with the claims and notices of potential claims asserted by third party investors against it and believes it has significant defenses to these claims.  Any additional losses in excess of the current loan loss reserve cannot be estimated as SecurityNational Mortgage is currently in the process of reviewing repurchase demands and notices of potential claims from third party investors.

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

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Bank and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agreed to indemnify Lehman Bank and Aurora Loan Services for 75% of all losses that Lehman Bank and Aurora Loan Services may incur relative to breaches by mortgagors pertaining to the 54 mortgage loans that were purchased from SecurityNational Mortgage. SecurityNational Mortgage was released from any obligation to pay the remaining 25% of such losses. The Indemnification Agreement also required SecurityNational Mortgage to indemnify Lehman Bank and Aurora Loan Services for 100% of any future losses incurred on mortgage loans with breaches that were not among the 54 mortgage loans.

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

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $500,000, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  As of March 31, 2012, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

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

Lehman Holdings’ alleged claims are for damages for breach of contract and breach of warranty pursuant to a loan purchase agreement and Seller’s Guide. Based on claiming that the Indemnification Agreement is null and void pursuant to its lawsuit, Lehman Holdings has initially claimed damages of approximately $5,041,000. Prior to declaring the Indemnification Agreement null and void, Lehman Holdings claimed in a then recent billing statement under the terms of the Indemnification Agreement, that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement. SecurityNational Mortgage strongly disagrees with the position of Lehman Holdings and, as set forth in its May 11, 2011 complaint, seeks affirmative relief of approximately $4,000,000 from Lehman Bank and Aurora Loan Services, which are related to Lehman Holdings.

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

The following table shows the condensed financial results of the Cemetery and Mortuary operations for the three  months ended March 31, 2012 and 2011.  See Note 8 to the Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2012	2011	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,389	$1,559	(11%)
Cemetery revenues	1,625	1,503	8%
Other	(54)	(29)	(86%)
Total	$2,960	$3,033	(2%)
Earnings (Losses) before income taxes	$227	$152	49%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $258,000 and $251,000 for the three months ended March 31, 2012 and 2011, respectively.

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

The following table shows the condensed financial results of the insurance operations for the three months ended March 31, 2012 and 2011.  See the Note 8 to the Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2012	2011	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$12,588	$12,692	(1%)
Net investment income	4,817	3,742	29%
Other	222	714	(69%)
Total	$17,627	$17,148	3%
Intersegment revenue	$2,079	$2,067	1%
Earnings before income taxes	$838	$1,079	(22%)

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. On March 30, 2011 the Company completed a co-insurance agreement with North American Life Insurance Company, effective December 1, 2010. As a result, four months of reinsurance premiums and death claims were recorded in the three months ended March 31, 2011. Profitability in the three months ended March 31, 2012 has decreased due to the additional one month of premiums and death claims from the co-insurance agreement. The increase in net investment income offset this reduction.

Consolidation

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Total revenues increased by $13,151,000, or 38.5%, to $47,323,000 for the three months ended March 31, 2012, from $34,172,000 for the three months ended March 31, 2011. Contributing to this increase in total revenues was a $12,038,000 increase in mortgage fee income and a $1,784,000 increase in net investment income. This increase in total revenues was offset by a $315,000 decrease in other revenues, a $174,000 decrease in realized gains on investments and other assets, a $105,000 decrease in insurance premiums and other considerations, a $67,000 decrease in net mortuary and cemetery sales, and a $10,000 increase in other than temporary impairments.

Insurance premiums and other considerations decreased by $105,000, or 0.8%, to $12,587,000 for the three months ended March 31, 2012, from $12,692,000 for the comparable period in 2011. This decrease was primarily the result of a decrease in premiums from the North American Life Company co-insurance agreement.

Net investment income increased by $1,784,000, or 41.8%, to $6,054,000 for the three months ended March 31, 2012, from $4,270,000 for the comparable period in 2011. This increase was primarily attributable to an $849,000 increase in mortgage loan interest, a $667,000 increase in short-term investment income, a $158,000 increase in fixed maturity securities income on real estate, an $87,000 increase in rental income, and a $15,000 increase in interest on policy loans.

Net cemetery and mortuary sales decreased by $67,000, or 2.3%, to $2,875,000 for the three months ended March 31, 2012, from $2,942,000 for the comparable period in 2011. This decrease was primarily due to a reduction in at-need sales in the mortuary operations.

Realized gains on investments and other assets decreased by $174,000, or 50.4%, to a $171,000 realized gain for the three months ended March 31, 2012, from a $345,000 realized gain for the comparable period in 2011. This decrease in realized gains on investments and other assets was the result of decreases in realized gains on fixed maturity securities and decreases in securities available for sale.

Other than temporary impairments on investments increased by $10,000, or 28.1%, to $45,000 for the three months ended March 31, 2012, from $35,000 for the comparable period in 2011. This increase was the result of an increase in other than temporary impairments on fixed maturity securities held to maturity.

Mortgage fee income increased by $12,038,000, or 89.5%, to $25,491,000 for the three months ended March 31, 2012, from $13,453,000 for the comparable period in 2011. This increase was primarily attributable to an increased market share in mortgage loan originations and an increase in secondary gains on mortgage loans sold to investors.

Other revenues decreased by $315,000, or 62.4%, to $190,000 for the three months ended March 31, 2012, from $505,000 for the comparable period in 2011. This decrease was due to a reduction in miscellaneous revenues from the North American Life co-insurance transaction.

Total benefits and expenses were $44,995,000, or 95.1% of total revenues, for the three months ended March 31, 2012, as compared to $35,495,000, or 103.9% of total revenues, for the comparable period in 2011.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $675,000 or 6.1%, to $11,663,000 for the three months ended March 31, 2012, from $10,988,000 for the comparable period in 2011. This increase was primarily the result of a $1,533,000 increase in future policy benefits, and a $104,000 increase in surrender and other policy benefits, which was offset by a decrease of $962,000 in death benefits, primarily due to the reinsurance transaction with North America Life Insurance Company.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $76,000, or 3.8%, to $1,924,000 for the three months ended March 31, 2012, from $2,000,000 for the comparable period in 2011. This decrease was primarily due to better persistency in the traditional life line of business.

Selling, general and administrative expenses increased by $8,500,000, or 39.2%, to $30,160,000 for the three months ended March 31, 2012, from $21,660,000 for the comparable period in 2011. This increase was the result of an increase in commission expenses of $7,025,000, from $7,861,000 for the three months ended March 31, 2011 to $14,886,000 for the comparable period in 2012 due to increased mortgage loan originations made by SecurityNational Mortgage. Salaries increased by $328,000 from $6,185,000 for the three months ended March 31, 2011 to $6,513,000 for the comparable period in 2012, primarily due to an increase in the number of employees. Provision for loan losses and loss reserve decreased by $289,000 from $692,000 for the three months ended March 31, 2011 to $403,000 for the comparable period in 2012, primarily due to a reduction in the monthly accrual. Costs related to funding mortgage loans increased by $515,000 from $845,000 for the three months ended March 31, 2011 to $1,360,000 for the comparable period in 2012 due to additional loans funded. Other expenses increased by $921,000 from $6,078,000 for the three months ended March 31, 2011 to $6,999,000 for the comparable period in 2012.

Interest expense increased by $453,000, or 143.6%, to $769,000 for the three months ended March 31, 2012, from $316,000 for the comparable period in 2011. This increase was primarily due to an increased use of the mortgage warehouse line resulting from additional mortgage loan originations.

Cost of goods and services sold of the cemeteries and mortuaries decreased by $54,000, or 10.1%, to $478,000 for the three months ended March 31, 2012, from $532,000 for the comparable period in 2011. This reduction was primarily due to a decrease in cemetery and mortuary revenue.

Comprehensive income for the three months ended March 31, 2012 and 2011 amounted to a gain of $2,642,000 and a loss of $485,000, respectively. This $3,127,000 increase in comprehensive income in 2012 was primarily the result of a $344,000 increase in unrealized gains in securities available for sale, a $603,000 increase in derivatives related to mortgage loans and a $2,180,000 increase in net income.

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

During the three months ended March 31, 2012, the Company's operations provided cash of $25,193,000. This was due primarily to a $5,497,000 increase in future policy benefits and a $16,423,000 decrease for the three months of 2012 in the balance of mortgage loans sold to investors. During the three months ended March 31, 2011, the Company’s operations used cash of $42,216,000. This was due primarily to a $41,453,000 decrease for the three months of 2011 in the balance of mortgage loans sold to investors and a $3,492,000 increase in future policy benefits.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $130,671,000 as of March 31, 2012 compared to $127,579,000 as of December 31, 2011. This represents 38.8% and 38.2% of the total investments as of March 31, 2012 and December 31, 2011, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At March 31, 2012, 3.27%  (or $4,224,000) and at December 31, 2011, 4.11% (or $5,182,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which were considered non-investment grade.

The Company has classified its fixed income securities as held to maturity. Business conditions, however, may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2012 and December 31, 2011, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank debt and notes payable was $84,190,000 as of March 31, 2012, as compared to $86,250,000 as of December 31, 2011. Stockholders’ equity as a percent of total capitalization was 76% and 71% as of March 31, 2012 and December 31, 2011, respectively. Bank debt and notes payable decreased $4,805,000 for the three months ended March 31, 2012 when compared to December 31, 2011, thus increasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2011 was 6.5% as compared to a rate of 8.0% for 2010. The 2012 lapse rate to date has been approximately the same as 2011.

At March 31, 2012, $26,409,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to the Company, its parent company, without the approval of insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the annual report on Form 10-K filed for the year ended December 31, 2011.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with United States GAAP.

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

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Bank and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agreed to indemnify Lehman Bank and Aurora Loan Services for 75% of all losses that Lehman Bank and Aurora Loan Services may incur relative to breaches by mortgagors pertaining to the 54 mortgage loans that were purchased from SecurityNational Mortgage. SecurityNational Mortgage was released from any obligation to pay the remaining 25% of such losses. The Indemnification Agreement also required SecurityNational Mortgage to indemnify Lehman Bank and Aurora Loan Services for 100% of any future losses incurred on mortgage loans with breaches that were not among the 54 mortgage loans.

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

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $500,000, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  As of March 31, 2012, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

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

Lehman Holdings’ alleged claims are for damages for breach of contract and breach of warranty pursuant to a loan purchase agreement and Seller’s Guide. Based on claiming that the Indemnification Agreement is null and void pursuant to its lawsuit, Lehman Holdings has initially claimed damages of approximately $5,041,000. Prior to declaring the Indemnification Agreement null and void, Lehman Holdings claimed in a then recent billing statement under the terms of the Indemnification Agreement, that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement. SecurityNational Mortgage strongly disagrees with the position of Lehman Holdings and, as set forth in its May 11, 2011 complaint, seeks affirmative relief of approximately $4,000,000 from Lehman Bank and Aurora Loan Services, which are related to Lehman Holdings.

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

              None

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

(a)(3)   Exhibits
            The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (4)
3.2	Amended Bylaws (6)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
10.2	2003 Stock Option Plan (5)
10.3	2006 Director Stock Option Plan (12)
10.4	Deferred Compensation Agreement with George R. Quist (2)
10.5	Deferred Compensation Plan (3)
10.6	Employment agreement with J. Lynn Beckstead, Jr. (7)
10.7	Employment agreement with Scott M. Quist (8)
10.8	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (9)
10.9	Settlement Agreement and Release with Wells Fargo Funding (10)
10.10	Coinsurance Agreement between Security National Life Insurance Company and North American Life Insurance Company (11)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: May 14, 2012	/s/ George R. Quist
George R. Quist
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2012	/s/ Stephen M. Sill
Stephen M. Sill
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)