Form 10-Q
period 2012-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2012-08-14
CIK 318673

+

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2012, or

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
 Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
9,639,121
Title of Class	Number of Shares Outstanding as of
August 14, 2012

Class C Common Stock, $.20 par value	10,132,749
Title of Class	Number of Shares Outstanding as of
August 14, 2012

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
FORM 10-Q

QUARTER ENDED JUNE 30, 2012

TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited)	3-4

	Condensed Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)	5

	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)	6

	Condensed Consolidated Statements of Stockholders' Equity as of June 30, 2012 and June 30, 2011 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50

Item 4.	Controls and Procedures	50

	PART II ‑ OTHER INFORMATION

	Other Information	52

	Signature Page	54

	Certifications	55

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	June 30, 2012	December 31, 2011
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$131,592,564	$127,579,087
Equity securities, available for sale, at estimated fair value	5,882,433	6,299,392
Mortgage loans on real estate and construction loans, held for investment net of allowances for losses of $4,699,410 and $4,881,173 for 2012 and 2011	97,975,694	115,155,967
Real estate held for investment, net of accumulated depreciation of $4,352,818 and $4,189,641 for 2012 and 2011	4,272,796	3,786,780
Other real estate owned held for investment, net of accumulated depreciation of $2,420,635 and $1,810,238 for 2012 and 2011	56,127,842	46,398,095
Other real estate owned held for sale	5,998,740	5,793,900
Policy and other loans, net of allowances for doubtful accounts of $461,775 and $427,136 for 2012 and 2011	17,818,019	18,463,277
Short-term investments	5,562,045	6,932,023
Accrued investment income	2,282,826	2,323,080
Total investments	327,512,959	332,731,601
Cash and cash equivalents	45,476,876	17,083,604
Mortgage loans sold to investors	72,674,336	77,339,445
Receivables, net	12,431,419	9,934,075
Restricted assets of cemeteries and mortuaries	3,697,483	3,392,497
Cemetery perpetual care trust investments	1,965,244	1,810,185
Receivable from reinsurers	14,351,927	7,484,466
Cemetery land and improvements	11,096,723	11,105,809
Deferred policy and pre-need contract acquisition costs	37,025,433	36,237,069
Property and equipment, net	9,830,193	9,300,185
Value of business acquired	10,524,072	11,020,834
Goodwill	677,039	677,039
Other	6,346,834	3,022,113

Total Assets	$553,610,538	$521,138,922

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	June 30, 2012	December 31, 2011
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$396,253,821	$381,595,568
Unearned premium reserve	4,942,074	5,030,443
Bank and other loans payable	27,836,728	25,019,119
Deferred pre-need cemetery and mortuary contract revenues	13,280,079	13,140,483
Cemetery perpetual care obligation	3,065,606	2,983,077
Accounts payable	2,717,565	2,672,479
Other liabilities and accrued expenses	19,086,401	14,456,887
Income taxes	17,749,085	15,010,279
Total liabilities	484,931,359	459,908,335

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 9,638,798 shares in 2012 and 9,638,798 shares in 2011	19,277,596	19,277,596
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 10,135,976 shares in 2012 and 10,135,976 in 2011	2,027,195	2,027,195
Additional paid-in capital	19,483,976	19,487,565
Accumulated other comprehensive income, net of taxes	2,594,453	654,443
Retained earnings	27,801,838	22,546,623
Treasury stock at cost - 1,094,204 Class A shares in 2012 and 1,198,167 Class A shares in 2011	(2,505,879)	(2,762,835)

Total stockholders' equity	68,679,179	61,230,587

Total Liabilities and Stockholders' Equity	$553,610,538	$521,138,922

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Insurance premiums and other considerations	$12,281,896	$11,893,298	$24,869,684	$24,585,601
Net investment income	6,137,898	4,717,358	12,191,945	8,987,806
Net mortuary and cemetery sales	2,626,690	2,762,610	5,501,639	5,704,603
Realized gains on investments and other assets	186,926	1,257,566	357,986	1,602,656
Other than temporary impairments on investments	(45,000)	(30,000)	(90,000)	(65,129)
Mortgage fee income	35,087,056	15,645,290	60,577,640	29,097,881
Other	252,744	220,296	442,539	725,180
Total revenues	56,528,210	36,466,418	103,851,433	70,638,598

Benefits and expenses:
Death benefits	4,923,798	5,135,908	10,110,097	11,284,571
Surrenders and other policy benefits	277,925	307,089	1,112,990	1,015,123
Increase in future policy benefits	5,294,936	5,407,593	10,936,560	9,538,690
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,949,308	1,955,321	3,873,735	3,955,538
Selling, general and administrative expenses:
Commissions	20,394,230	9,288,848	35,280,020	17,149,481
Salaries	6,807,364	5,717,905	13,320,207	11,902,692
Provision for loan losses and loss reserve	1,097,873	415,541	1,500,347	1,107,335
Costs related to funding mortgage loans	1,800,348	1,001,329	3,160,652	1,845,834
Other	7,706,098	6,222,289	14,704,988	12,300,160
Interest expense	847,141	378,100	1,615,885	693,642
Cost of goods and services sold-mortuaries and cemeteries	392,812	495,317	870,983	1,026,936
Total benefits and expenses	51,491,833	36,325,240	96,486,464	71,820,002

Earnings (loss) before income taxes	5,036,377	141,178	7,364,969	(1,181,404)
Income tax (provision) benefit	(1,443,345)	63,689	(2,109,754)	867,798

Net earnings (loss)	$3,593,032	$204,867	$5,255,215	$(313,606)

Net earnings (loss) per Class A Equivalent common share (1)	$0.38	$0.02	$0.55	$(0.03)

Net earnings (loss) per Class A Equivalent common share-assuming dilution (1)	$0.36	$0.02	$0.54	$(0.03)

Weighted-average Class A equivalent common share outstanding (1)	9,540,238	9,350,042	9,518,058	9,311,131

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	9,901,764	9,392,736	9,684,868	9,311,131

(1) Net earnings (loss) per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common share basis. Net earnings (loss) per common share represent net earnings (loss) per equivalent Class A common share. Net earnings (loss) per Class C common share is equal to one-tenth (1/10) of such amount.

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings (loss)	$3,593,032	$204,867	$5,255,215	$(313,606)
Other comprehensive income:
Net unrealized gains on derivative instruments	1,273,757	403,906	1,923,850	451,090
Net unrealized gains (losses) on available for sale securities	(313,677)	(344,686)	16,160	(358,655)
Other comprehensive income:	960,080	59,220	1,940,010	92,435
Comprehensive income (loss)	$4,553,112	$264,087	$7,195,225	$(221,171)

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2010	$18,357,890	$1,932,031	$19,689,993	$1,188,246	$21,907,579	$(3,147,271)	$59,928,468

Comprehensive income:
Net loss	-	-	-	-	(313,606)	-	(313,606)
Other comprehensive income	-	-	-	92,435	-	-	92,435
Grant of stock options	-	-	128,688	-	-	-	128,688
Sale of treasury stock	-	-	(7,108)	-	-	147,343	140,235
Stock dividends	218	2	(29)	-	(191)	-	-
Conversion Class C to Class A	958	(959)	1	-	-	-	-
Balance at June 30, 2011	$18,359,066	$1,931,074	$19,811,545	$1,280,681	$21,593,782	$(2,999,928)	$59,976,220

Balance at December 31, 2011	$19,277,596	$2,027,195	$19,487,565	$654,443	$22,546,623	$(2,762,835)	$61,230,587

Comprehensive income:
Net earnings	-	-	-	-	5,255,215	-	5,255,215
Other comprehensive income	-	-	-	1,940,010	-	-	1,940,010
Grant of stock options	-	-	94,436	-	-	-	94,436
Sale of treasury stock	-	-	(98,025)	-	-	256,956	158,931
Balance at June 30, 2012	$19,277,596	$2,027,195	$19,483,976	$2,594,453	$27,801,838	$(2,505,879)	$68,679,179

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net cash provided by operating activities	$24,431,101	$34,177,623

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(7,752,826)	(46,298,806)
Calls and maturities - fixed maturity securities	3,705,012	8,366,456
Securities available for sale:
Purchase - equity securities	(887,917)	(3,477,093)
Sales - equity securities	1,445,020	3,457,030
Purchase of short-term investments	(6,579,805)	(32,008,356)
Sales of short-term investments	7,949,783	30,358,108
Purchase of restricted assets	(285,626)	(150,163)
Changes in assets for perpetual care trusts	(139,322)	(138,661)
Amount received for perpetual care trusts	82,529	55,590
Mortgage, policy, and other loans made	(55,936,935)	(64,347,843)
Payments received for mortgage, policy and other loans	62,940,253	52,272,804
Purchase of property and equipment	(1,191,210)	(298,209)
Disposal of property and equipment	14,768	2,250,000
Purchase of real estate	(55,682)	(218,836)
Sale of real estate	366,720	2,032,992
Reinsurance with North America Life	-	12,990,444
Cash paid for purchase of subsidiaries, net of cash received	(180,591)	-
Net cash provided by (used in) investing activities	3,494,171	(35,154,543)

Cash flows from financing activities:
Annuity contract receipts	4,388,970	4,074,901
Annuity contract withdrawals	(6,748,612)	(7,246,850)
Repayment of bank loans on notes and contracts	(772,358)	(1,186,821)
Proceeds from borrowing on bank loans	-	3,559,026
Change in line of credit borrowings	3,600,000	-
Net cash provided by (used in) financing activities	468,000	(799,744)

Net change in cash and cash equivalents	28,393,272	(1,776,664)

Cash and cash equivalents at beginning of period	17,083,604	39,556,503

Cash and cash equivalents at end of period	$45,476,876	$37,779,839

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$11,527,488	$4,916,403

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

3)           Investments

The Company’s investments in fixed maturity securities held-to-maturity and equity securities available for sale as of June 30, 2012 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012:
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$2,811,474	$558,830	$-	$3,370,304
Obligations of states and political subdivisions	2,960,476	353,439	(6,560)	3,307,355
Corporate securities including public utilities	118,961,564	12,950,236	(1,409,269)	130,502,531
Mortgage-backed securities	5,348,172	288,026	(193,980)	5,442,218
Redeemable preferred stock	1,510,878	75,472	(8,000)	1,578,350
Total fixed maturity securities held to maturity	$131,592,564	$14,226,003	$(1,617,809)	$144,200,758

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

3)         Investments (Continued)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012:

Equity securities available for sale at estimated fair value:

Non-redeemable preferred stock	$20,281	$-	$(1,797)	$18,484

Common stock:

Industrial, miscellaneous and all other	6,840,761	378,015	(1,354,827)	5,863,949

Total equity securities available for sale at estimated fair value	$6,861,042	$378,015	$(1,356,624)	$5,882,433

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$52,498,871
Residential construction	9,085,386
Commercial	41,090,847
Less: Allowance for loan losses	(4,699,410)
Total mortgage loans on real estate and construction loans held for investment	$97,975,694

Real estate held for investment - net of depreciation	$4,272,796
Other real estate owned held for investment - net of depreciation	56,127,842
Other real estate owned held for sale	5,998,740
Total real estate	$66,399,378

Policy and other loans at amortized cost - net of allowance for doubtful accounts	$17,818,019

Short-term investments at amortized cost	$5,562,045

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

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
June 30, 2012 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

3)         Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities, which are carried at amortized cost, at June 30, 2012 and December 31, 2011. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At June 30, 2012
Obligations of states and political subdivisions	$-	0	$6,560	2	$6,560
Corporate securities including public utilities	598,070	22	811,199	17	1,409,269
Mortgage-backed securities	54,149	1	139,831	3	193,980
Redeemable preferred stock	-	0	8,000	1	8,000
Total unrealized losses	$652,219	23	$965,590	23	$1,617,809
Fair Value	$10,581,908		$8,353,472		$18,935,380

At December 31, 2011
Obligations of states and political subdivisions	$-	0	$13,156	2	$13,156
Corporate securities including public utilities	1,544,224	47	723,922	12	2,268,146
Mortgage-backed securities	161,300	3	195,600	1	356,900
Redeemable preferred stock	800	1	128,400	1	129,200
Total unrealized losses	$1,706,324	51	$1,061,078	16	$2,767,402
Fair Value	$24,249,533		$3,762,892		$28,012,425

As of June 30, 2012, the average market value of the related fixed maturities was 92.1% of amortized cost and the average market value was 91.0% of amortized cost as of December 31, 2011. During the six months ended June 30, 2012 and 2011 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $90,000 and $65,129, respectively.

On a quarterly basis, the Company reviews its available-for-sale fixed investment securities related to corporate securities and other public utilities, consisting of bonds and preferred stocks that are in a loss position. The review involves an analysis of the securities in relation to historical values, and projected earnings and revenue growth rates. Based on the analysis, a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other than temporary, the security is written down to the impaired value and an impairment loss is recognized. No other than temporary impairment loss was considered to exist for these fixed maturity securities as of June 30, 2012 and 2011.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

3)         Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at June 30, 2012 and December 31, 2011. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available-for-sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At June 30, 2012
Non-redeemable preferred stock	$213	1	$1,584	1	$1,797
Industrial, miscellaneous and all other	582,951	61	771,876	30	1,354,827
Total unrealized losses	$583,164	62	$773,460	31	$1,356,624
Fair Value	$2,213,889		$1,005,768		$3,219,657

At December 31, 2011
Non-redeemable preferred stock	$-	-	$1,843	2	$1,843
Industrial, miscellaneous and all other	955,400	79	378,024	14	1,333,424
Total unrealized losses	$955,400	79	$379,867	16	$1,335,267
Fair Value	$2,857,082		$560,529		$3,417,611

As of June 30, 2012, the average market value of the equity securities available for sale was 70.4% of the original investment and the average market value was 71.9% of the original investment as of December 31, 2011. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During the six months ended June 30, 2012 and 2011, there was no other than temporary decline in fair value.

On a quarterly basis, the Company reviews its investment in industrial, miscellaneous and all other equity securities that are in a loss position. The review involves an analysis of the securities in relation to historical values, price earnings ratios, projected earnings and revenue growth rates. Based on the analysis a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other than temporary, the security is written down to the impaired value and an impairment loss is recognized. No other than temporary impairment loss was considered to exist for these equity securities as of June 30, 2012 and 2011.

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

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

3)        Investments (Continued)

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2012	$577,059	$582,761
Due in 2013 through 2016	19,254,387	20,942,282
Due in 2017 through 2021	50,167,095	54,454,126
Due after 2021	54,734,973	61,201,021
Mortgage-backed securities	5,348,172	5,442,218
Redeemable preferred stock	1,510,878	1,578,350
Total held to maturity	$131,592,564	$144,200,758

The amortized cost and estimated fair value of available for sale securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in 2012 through 2015	$-	$-
Due in 2013 through 2016	-	-
Due in 2017 through 2021	-	-
Due after 2021	-	-
Non-redeemable preferred stock	20,281	18,484
Common stock	6,840,761	5,863,949
Total available for sale	$6,861,042	$5,882,433

The Company’s realized gains and losses, other than temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fixed maturity securities held to maturity:
Gross realized gains	$129,651	$166,465	$137,255	$319,957
Gross realized losses	-	(93,736)	(334)	(131,821)
Other than temporary impairments	(45,000)	(30,000)	(90,000)	(65,129)

Securities available for sale:
Gross realized gains	15,372	166,872	152,580	455,123
Gross realized losses	-	(27,950)	(5,705)	(34,804)
Other than temporary impairments	-	-	-	-

Other assets:
Gross realized gains	54,583	1,045,915	86,870	1,055,071
Gross realized losses	(12,680)	-	(12,680)	(60,870)
Other than temporary impairments	-	-	-	-
Total	$141,926	$1,227,566	$267,986	$1,537,527

The net carrying amount of held to maturity securities sold was $341,173 and $12,341,156 for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.  The net realized gain related to these sales was $7,242 and $462,267 for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. Certain circumstances lead to these decisions to sell. In 2012 and 2011, the Company sold certain held to maturity bonds in gain positions to reduce its risk in certain industries or companies.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

3)         Investments (Continued)

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available-for-sale securities) at June 30, 2012, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fixed maturity securities	$1,943,272	$1,986,480	$3,853,617	$3,739,257
Equity securities	68,146	59,000	131,723	126,986
Mortgage loans on real estate	2,075,430	1,699,220	4,212,006	2,986,433
Real estate	800,339	566,777	1,458,794	1,138,089
Policy and other loans	189,947	210,914	418,274	424,032
Short-term investments, principally gains on sale of mortgage loans and other	2,006,325	1,346,332	4,043,731	2,720,664
Gross investment income	7,083,459	5,868,723	14,118,145	11,135,461
Investment expenses	(945,561)	(1,151,365)	(1,926,200)	(2,147,655)
Net investment income	$6,137,898	$4,717,358	$12,191,945	$8,987,806

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $168,989 and $170,649 for six months ended June 30, 2012 and 2011, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,624,656 at June 30, 2012 and $9,593,318 at December 31, 2011. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5% per annum, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors live or do business. At June 30, 2012, the Company had 31%, 13% and 12% of its mortgage loans from borrowers located in the states of Utah, California and Florida, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $4,699,410 and $4,881,173 at June 30, 2012 and December 31, 2011, respectively.

The Company establishes a valuation allowance for credit losses in its portfolio.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

3)         Investments (Continued)

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
June 30, 2012
Allowance for credit losses:
Beginning balance - January 1, 2011	$-	$4,338,805	$542,368	$4,881,173
Charge-offs	-	(168,154)	(250,524)	(418,678)
Provision	-	236,915	-	236,915
Ending balance -March 31, 2012	$-	$4,407,566	$291,844	$4,699,410

Ending balance: individually evaluated for impairment	$-	$885,968	$188,285	$1,074,253

Ending balance: collectively evaluated for impairment	$-	$3,521,598	$103,559	$3,625,157

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$41,090,847	$52,498,871	$9,085,386	$102,675,104

Ending balance: individually evaluated for impairment	$2,842,962	$5,403,395	$3,712,761	$11,959,118

Ending balance: collectively evaluated for impairment	$38,247,885	$47,095,476	$5,372,625	$90,715,986

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

December 31, 2011
Allowance for credit losses:
Beginning balance - January 1, 2011	$-	$6,212,072	$858,370	$7,070,442
Charge-offs	-	(2,994,715)	(430,274)	(3,424,989)
Provision	-	1,121,448	114,272	1,235,720
Ending balance - December 31, 2011	$-	$4,338,805	$542,368	$4,881,173

Ending balance: individually evaluated for impairment	$-	$738,975	$250,524	$989,499

Ending balance: collectively evaluated for impairment	$-	$3,599,830	$291,844	$3,891,674

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$48,433,147	$54,344,327	$17,259,666	$120,037,140

Ending balance: individually evaluated for impairment	$2,758,235	$4,611,995	$5,645,865	$13,016,095

Ending balance: collectively evaluated for impairment	$45,674,912	$49,732,332	$11,613,801	$107,021,045

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

3)         Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented:

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days 1)	In Foreclosure 1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
June 30, 2012
Commercial	$572,215	$-	$-	$2,842,962	$3,415,177	$37,675,670	$41,090,847	$-	$41,090,847
Residential	807,321	2,179,410	4,251,414	5,403,395	12,641,540	39,857,331	52,498,871	(4,407,566)	48,091,305
Residential Construction	427,950	-	1,083,731	3,712,761	5,224,442	3,860,944	9,085,386	(291,844)	8,793,542

Total	$1,807,486	$2,179,410	$5,335,145	$11,959,118	$21,281,159	$81,393,945	$102,675,104	$(4,699,410)	$97,975,694

December 31, 2011
Commercial	$-	$-	$1,053,500	$2,758,235	$3,811,735	$44,621,412	$48,433,147	$-	$48,433,147
Residential	2,478,084	2,058,261	5,500,340	4,611,995	14,648,680	39,695,647	54,344,327	(4,338,805)	50,005,522
Residential Construction	859,651	682,532	309,651	5,645,865	7,497,699	9,761,967	17,259,666	(542,368)	16,717,298

Total	$3,337,735	$2,740,793	$6,863,491	$13,016,095	$25,958,114	$94,079,026	$120,037,140	$(4,881,173)	$115,155,967

1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2012
With no related allowance recorded:
Commercial	$2,842,962	$2,842,962	$-	$2,842,962	$-
Residential	4,251,414	4,251,414	-	4,251,414	-
Residential construction	1,083,731	1,083,731	-	1,083,731	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	5,403,395	5,403,395	885,968	5,403,395	-
Residential construction	3,712,761	3,712,761	188,285	3,712,761	-

Total:
Commercial	$2,842,962	$2,842,962	$-	$2,842,962	$-
Residential	9,654,809	9,654,809	885,968	9,654,809	-
Residential construction	4,796,492	4,796,492	188,285	4,796,492	-

December 31, 2011
With no related allowance recorded:
Commercial	$3,811,735	$3,811,735	$-	$3,811,735	$-
Residential	5,500,340	5,500,340	-	5,500,340	-
Residential construction	309,651	309,651	-	309,651	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	4,611,995	4,611,995	738,975	4,611,995	-
Residential construction	5,645,865	5,645,865	250,524	5,645,865	-

Total:
Commercial	$3,811,735	$3,811,735	$-	$3,811,735	$-
Residential	10,112,335	10,112,335	738,975	10,112,335	-
Residential construction	5,955,516	5,955,516	250,524	5,955,516	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

3)         Investments (Continued)

Credit Risk Profile Based on Performance Status

The Company’s mortgage loan portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days past due or on non-accrual status.

The Company’s performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011

Performing	$38,247,885	$44,621,412	$42,844,062	$44,231,992	$4,288,894	$11,304,150	$85,380,841	$100,157,554
Nonperforming	2,842,962	3,811,735	9,654,809	10,112,335	4,796,492	5,955,516	17,294,263	19,879,586

Total	$41,090,847	$48,433,147	$52,498,871	$54,344,327	$9,085,386	$17,259,666	$102,675,104	$120,037,140

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the Company’s policy to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $1,984,000 and $2,308,000 as of June 30, 2012 and December 31, 2011, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status

	As of June 30,	As of December 31,
	2012	2011
Commercial	$2,842,962	$3,811,735
Residential	9,654,809	10,112,335
Residential construction	4,796,492	5,955,516
Total	$17,294,263	$19,879,586

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

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of June 30,	As of December 31,
	2012	2011
Balance, beginning of period	$2,337,875	$5,899,025
Provisions for losses	1,535,315	1,667,805
Charge-offs	(249,370)	(5,228,955)
Balance, end of period	$3,623,820	$2,337,875

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

4)         Stock-Based Compensation

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation expense for options issued of $47,218 and $64,344 has been recognized for these plans for the quarters ended June 30, 2012 and 2011, respectively, and $94,436 and $128,688 for the six months ended June 30, 2012 and 2011, respectively. Deferred tax credit has been recognized related to the compensation expense of $16,054 and $21,877 for the quarters ended June 30, 2012 and 2011, respectively, and $32,108 and $43,754 for the six months ended June 30, 2012 and 2011, respectively.

Options to purchase 342,500 shares of the Company’s common stock were granted April 13, 2012. The fair value relating to stock-based compensation is $205,175 and will be expensed as options become available to exercise at the rate of 25% at the end of each quarter over the twelve months ended April 13, 2013.

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

The weighted-average fair value of each option granted in 2012 under the 2003 Plan and the 2006 Plan, is estimated at $0.52 and $0.71 for the April 13, 2012 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 59%, risk-free interest rate of 3.4%, and an expected life of five to ten years.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

6)         Earnings (Loss) Per Share

The basic and diluted earnings (loss) per share amounts were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net earnings (loss)	$3,593,032	$204,867	$5,255,215	$(313,606)
Denominator:
Basic weighted-average shares outstanding	9,540,238	9,350,042	9,518,058	9,311,131
Effect of dilutive securities:
Employee stock options	361,526	42,694	166,810	-
Dilutive potential common shares	361,526	42,694	166,810	-
Diluted weighted-average shares outstanding	9,901,764	9,392,736	9,684,868	9,311,131

Basic net earnings (loss) per share	$0.38	$0.02	$0.55	$(0.03)

Diluted net earnings (loss) per share	$0.36	$0.02	$0.54	$(0.03)

Net earnings (loss) per share amounts have been adjusted for the effect of annual stock dividends. For the three and six months ended June 30, 2012 and 2011, there were 1,178,207 and 1,551,552 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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
June 30, 2012 (Unaudited)

7)         Business Segments (Continued)

Factors Management Used to Identify the Enterprise’s Reportable Segments

The Company’s reportable segments are business units that offer different products and are managed separately due to the different products and the need to report to the various regulatory jurisdictions.

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated
For the Three Months Ended
June 30, 2012
Revenues from external customers	$17,481,537	$2,730,517	$36,316,156	$-	$56,528,210
Intersegment revenues	2,081,734	380,565	75,882	(2,538,181)	-
Segment profit (loss) before income taxes	2,054,297	(77,463)	3,059,543	-	5,036,377

For the Three Months Ended
June 30, 2011
Revenues from external customers	$16,598,670	$3,723,533	$16,144,215	$-	$36,466,418
Intersegment revenues	1,632,386	480,581	60,749	(2,173,716)	-
Segment profit (loss) before income taxes	338,044	662,744	(859,610)	-	141,178

For the Six Months Ended
June 30, 2012
Revenues from external customers	$35,108,886	$5,690,157	$63,052,390		$103,851,433

Intersegment revenues	4,160,833	757,558	151,289	(5,069,680)	-

Segment profit before income taxes	2,891,861	149,092	4,324,016	-	7,364,969

Identifiable Assets	520,595,067	112,435,625	40,261,098	(119,681,252)	553,610,538
Goodwill	391,848	285,191	-	-	677,039

For the Six Months Ended
June 30, 2011
Revenues from external customers	$33,746,991	$6,756,619	$30,134,988	$-	$70,638,598

Intersegment revenues	3,699,098	948,606	121,086	(4,768,790)	-

Segment profit (loss) before income taxes	1,417,523	814,368	(3,413,295)	-	(1,181,404)

Identifiable Assets	474,375,686	111,945,435	24,999,574	(119,549,486)	491,771,209
Goodwill	391,848	285,191	-	-	677,039

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

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
June 30, 2012 (Unaudited)

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
June 30, 2012 (Unaudited)

8)        Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at June 30, 2012.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Non-redeemable preferred stock	$18,484	$18,484	$-	$-
Common stock	5,863,949	5,863,949	-	-
Total securities available for sale	5,882,433	5,882,433	-	-
Restricted assets of cemeteries and mortuaries	573,857	573,857	-	-
Cemetery perpetual care trust investments	627,293	627,293	-	-
Derivatives - interest rate lock commitments	5,218,290	-	-	5,218,290
Total assets accounted for at fair value on a recurring basis	$12,301,873	$7,083,583	$-	$5,218,290

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(50,425,076)	$-	$-	$(50,425,076)
Future policy benefits - annuities	(65,511,513)	-	-	(65,511,513)
Derivatives - bank loan interest rate swaps	(107,779)	-	-	(107,779)
- call options	(71,865)	(71,865)	-	-
- interest rate lock commitments	(618,858)	-	-	(618,858)
Total liabilities accounted for at fair value on a recurring basis	$(116,735,091)	$(71,865)	$-	$(116,663,226)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

8)       Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2011	$(50,926,020)	$(65,281,586)	$1,694,541	$(117,812)

Total gains (losses):

Included in earnings	500,944	(229,927)	-	-

Included in other comprehensive income (loss)	-	-	2,904,891	10,033

Balance - June 30, 2012	$(50,425,076)	$(65,511,513)	$4,599,432	$(107,779)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at June 30, 2012.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage loans on real estate	$3,599,000	$-	$-	$3,599,000
Total assets accounted for at fair value on a nonrecurring basis	$3,599,000	$-	$-	$3,599,000

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2011.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

8)       Fair Value of Financial Instruments (Continued)

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Non-redeemable preferred stock	$18,438	$18,438	$-	$-
Common stock	6,280,954	6,280,954	-	-
Total securities available for sale	6,299,392	6,299,392	-	-
Restricted assets of cemeteries and mortuaries	548,761	548,761	-	-
Cemetery perpetual care trust investments	617,107	617,107	-	-
Derivatives - interest rate lock commitments	1,904,901	-	-	1,904,901
Total assets accounted for at fair value on a recurring basis	$9,370,161	$7,465,260	$-	$1,904,901
Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(50,926,020)	$-	$-	$(50,926,020)
Future policy benefits - annuities	(65,281,586)	-	-	(65,281,586)
Derivatives - bank loan interest rate swaps	(117,812)	-	-	(117,812)
- call options	(80,102)	(80,102)	-	-
- interest rate lock commitment	(210,360)	-	-	(210,360)
Total liabilities accounted for at fair value on a recurring basis	$(116,615,880)	$(80,102)	$-	$(116,535,778)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate ock Commitments	Bank Loan Interest Rate Swaps
Balance - December 31, 2010	$(52,340,807)	$(65,936,445)	$873,059	$(116,533)
Total gains (losses):
Included in earnings	1,414,787	654,859	-	-
Included in other
comprehensive income	-	-	821,482	(1,279)
Balance - December 31, 2011	$(50,926,020)	$(65,281,586)	$1,694,541	$(117,812)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

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

9)  Other Business Activity

Mortgage Operations

Approximately 59% of the Company’s revenues and expenses are through its wholly owned subsidiary, SecurityNational Mortgage Company (“SecurityNational Mortgage”). SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows, including loan purchase agreements from Security National Life Insurance Company (“Security National Life”), and with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through or originated by SecurityNational Mortgage. For the six months ended June 30, 2012 and 2011, SecurityNational Mortgage originated and sold 5,740 loans ($1,034,903,000 total volume) and 3,452 loans ($570,664,000 total volume), respectively.

SecurityNational Mortgage has entered into a loan purchase agreement to originate and sell mortgage loans to an unaffiliated warehouse bank. The amount available to originate loans under this agreement at June 30, 2012 was $55,000,000. SecurityNational Mortgage originates the loans and immediately sells them to third party investors. Generally, when mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances as noted below in the Mortgage Accounting Policy section, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the settlement date with third party investors. The terms of the loan purchase agreements are typically for one year, with interest accruing on a portion of the mortgage loans at annual rates ranging from 2.5% to 2.75% over the 30-day LIBOR rate. SecurityNational Mortgage renewed its loan purchase agreement with an unaffiliated warehouse bank, which had expired on December 19, 2011, for an indefinite period.
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
June 30, 2012 (Unaudited)

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

Mortgage fee income consists of origination fees, processing fees, and certain other income related to the origination and sale of mortgage loans. For mortgage loans sold to third party investors, mortgage fee income and related expenses are recognized pursuant to generally accepted accounting principles at the time the sales of the mortgage loans comply with the sales criteria for the transfer of financial assets. The sales criteria are as follows: (i) the transferred assets have been isolated from SecurityNational Mortgage and its creditors, (ii) the transferee has the right to pledge or exchange the mortgage, and (iii) SecurityNational Mortgage does not maintain effective control over the transferred mortgage.

SecurityNational Mortgage must determine that all three sales criteria are met at the time a mortgage loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans made prior to warehouse banks purchasing the loans under the purchase commitments. As of June 30, 2012, there were $165,347,000 in mortgage loans in which settlements with third party investors were still pending.

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

Loan purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled. Depending on market conditions, these commitment settlement dates can be extended at a cost to SecurityNational Mortgage. Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount. SecurityNational Mortgage’s historical data shows that 99% of all loans originated are ordinairly settled by the investors as agreed within 16 days after delivery. There are situations, however, when SecurityNational Mortgage determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in its best interest to repurchase those loans from the warehouse banks.

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
June 30, 2012 (Unaudited)

9)         Other Business Activity (Continued)

•	Research reasons for rejection,
•	Provide additional documents,
•	Request investor exceptions,
•	Appeal rejection decision to purchase committee, and
•	Commit to secondary investors.

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six month time period, the loans are repurchased and transferred to the long term investment portfolio at the lower of cost or fair value and the previously recorded sales revenue is reversed. Any loan that later becomes delinquent is evaluated by the Company at that time and any impairment is adjusted accordingly.

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

The appraised value of the real estate underlying the original mortgage loan adds support to SecurityNational Mortgage’s determination of fair value because, if the loan becomes delinquent, SecurityNational Mortgage has sufficient value to collect the unpaid principal balance or the carrying value of the loan. In determining the market value on the date of repurchase, SecurityNational Mortgage considers the total value of all of the loans because any sale of loans would be made as a pool.

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
June 30, 2012 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

11)         Derivative Investments (Continued)

The Company has adopted a strategy of selling “out of the money” call options on its available-for-sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified  equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option. The liability for call options is adjusted to fair value at each reporting date. The fair value of outstanding call options as of June 30, 2012 and December 31, 2011 was $71,865 and $80,102, respectively.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option. If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security.

The following table shows the fair value of derivatives as of June 30, 2012 and December 31, 2011.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$5,218,290	other assets	$1,904,901	Other liabilities	$618,858	Other liabilities	$210,360
Call Options	--	--	--	--	Other liabilities	71,865	Other liabilities	80,102
Interest rate swaps	--	--	--	--	Bank loans payable	107,779	Bank loans payable	117,812
Total		$5,218,290		$1,904,901		$798,502		$408,274

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain (Loss) Recognized in OCI		Net Amount Gain (Loss) Recognized in OCI
	Three Months Ended June30,		Six Months Ended June 30,
Derivative - Cash Flow Hedging Relationships:	2012	2011	2012	2011
Interest Rate Lock Commitments	$1,928,111	$619,313	$2,904,891	$677,164
Interest Rate Swaps	2,058	(7,336)	10,033	6,303
Sub Total	1,930,169	611,977	2,914,924	683,467
Tax Effect	656,412	208,071	991,074	232,377
Total	$1,273,757	$403,906	$1,923,850	$451,090

12)         Reinsurance, Commitments and Contingencies

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
June 30, 2012 (Unaudited)

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

On May 2, 2012 as part of stock purchase agreement with North America Life, as discussed in note 13, the Company recaptured the 47% of insurance in force that had previously been ceded by Trans-Western Life to North America Life.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended June 30, 2012 and 2011 were $1,090,000 and $305,000, respectively, and for the six months ended June 30, 2012 and 2011, were $1,535,000 and $836,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of June 30, 2012 and December 31, 2011, the balances were $3,624,000 and $2,338,000, respectively.

Settlement with Wells Fargo

On April 7, 2011, SecurityNational Mortgage, entered into a settlement agreement with Wells Fargo Funding, Inc. (“Wells Fargo”).  The settlement agreement provides that it is intended to be a pragmatic commercial accommodation between SecurityNational Mortgage and Wells Fargo and is not to be construed as an admission of responsibility, liability or fault for either party’s claims. Under the terms of the settlement agreement, SecurityNational Mortgage paid an initial settlement amount to Wells Fargo in the amount of $4,300,000, of which $1,000,000 had already been paid to Wells Fargo in January 2011, leaving a balance of $3,300,000.  The $3,300,000 balance was paid shortly after the parties executed the settlement agreement.

In addition, under the terms of the settlement agreement, Wells Fargo has the right to deduct 10 basis points (.0010) from the purchase proceeds of each loan that SecurityNational Mortgage sells to Wells Fargo during the period from April 8, 2011 to March 31, 2017. The amounts deducted by Wells Fargo for the three months ended June 30, 2012 and 2011 were $414,765 and $0, respectively and for the six months ended June 30, 2012 and 2011 were $454,805 and $214,794, respectively, representing 10 basis points from the purchase proceeds of the loans that SecurityNational Mortgage sold to Wells Fargo during that period.

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser other than Wells Fargo and pay such amounts to Wells Fargo.  The amounts deducted by Wells Fargo for the three months ended June 30, 2012 and 2011 were $58,632 and $0, respectively and for the six months ended June 30, 2012 and 2011 were $116,565 and $13,541, respectively, representing 10 basis points from the purchase proceeds of the loans it sold to mortgage loan purchasers other than Wells Fargo during that period.

Finally, SecurityNational Mortgage is required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 28 real estate properties with a total book value of $5,597,900 as of June 30, 2012.

In consideration for SecurityNational Mortgage making the initial settlement payment to Wells Fargo, Wells Fargo and related parties, including Wells Fargo Bank, released SecurityNational Mortgage and related parties, including the Company and Security National Life, from any claims, demands, damages, obligations, liabilities, or causes of action relating to residential mortgage loans that Wells Fargo purchased from SecurityNational Mortgage prior to December 31, 2009.  Similarly, SecurityNational Mortgage released Wells Fargo and its related parties from any claims, demands, damages, obligations, liabilities, or causes of actions relating to residential mortgage loans that Wells Fargo purchased from SecurityNational Mortgage prior to December 31, 2009.

As of June 30, 2012, the Company reserved and accrued $3,624,000 to settle investor related claims against SecurityNational Mortgage for the allegedly defective mortgage loans that SecurityNational Mortgage sold to Wells Fargo and other mortgage loan purchasers.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

12)         Reinsurance, Commitments and Contingencies (Continued)

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

As of June 30, 2012, third party investors had asserted total potential claims and notices of potential claims relating to mortgage loan repurchases, indemnifications and other issues that are substantially greater than $20,000,000.  Additional potential claims and notices of potential claims from third party investors have been made since June 30, 2012.  The Company has reserved and accrued $3,624,000 as of June 30, 2012 to settle all such investor related claims.

The total amount of potential claims and notices of potential claims are greater than the net asset value of SecurityNational Mortgage, which was $21,918,000 on June 30, 2012, and its reserve for mortgage loan loss, which was $3,624,000 on June 30, 2012.  SecurityNational Mortgage disagrees with the claims and notices of potential claims asserted by third party investors against it and believes it has significant defenses to these claims.  Any additional losses in excess of the current loan loss reserve cannot be estimated as SecurityNational Mortgage is currently in the process of reviewing repurchase demands and notices of potential claims from third party investors.

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

The notice of indemnification claims from JP Morgan Chase also states that EMC Mortgage has been named in a lawsuit by the Bear Stearns Mortgage Funding Trust 2007-AR2 (the “Trust”), which was filed on September 13, 2011 in the Delaware Court of Chancery.   A copy of the complaint and the amended complaint has been provided to the Company by JP Morgan Chase. The amended complaint contends that more than 800 residential mortgage loans that EMC Mortgage sold to the Trust contained breaches of representations and warranties concerning the mortgage loans. The amended complaint also contends that despite EMC Mortgage’s assurance to the Trust that the mortgage loans met certain minimum quality standards, there have been defaults and foreclosures in many of such loans.  As a result of the alleged defaults and foreclosures, the amended complaint asserts that EMC Mortgage is required to repurchase from the Trust any loans in which it breached its representations and warranties, in the amount of the mortgage loans’ outstanding principal balance and all accrued but unpaid interest.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

12)         Reinsurance, Commitments and Contingencies (Continued)

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

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Bank and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agreed to indemnify Lehman Bank and Aurora Loan Services for 75% of all losses that Lehman Bank and Aurora Loan Services may incur relative to breaches by mortgagors pertaining to 54 mortgage loans that were purchased from SecurityNational Mortgage. SecurityNational Mortgage was released from any obligation to pay the remaining 25% of such losses. The Indemnification Agreement also required SecurityNational Mortgage to indemnify Lehman Bank and Aurora Loan Services for 100% of any future losses incurred on mortgage loans with breaches that were not among the 54 mortgage loans.

Pursuant to the Indemnification Agreement, SecurityNational Mortgage paid $395,000 to Aurora Loan Services as a deposit into a reserve account, to secure any obligations of SecurityNational Mortgage under the Indemnification Agreement. This deposit was in addition to a $250,000 deposit that SecurityNational Mortgage previously made into the reserve account for a total of $645,000. Losses from mortgage loans with alleged breaches were payable from the reserve account. However, Lehman Bank and Aurora Loan Services were not to apply any funds from the reserve account to a particular mortgage loan until an actual loss had occurred. Under the Indemnification Agreement SecurityNational Mortgage was to pay to Aurora Loan Services each calendar month the difference between the reserve account balance and $645,000, but in no event would SecurityNational Mortgage be required to make payments into the reserve account in excess of $125,000 for any calendar month.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

12)         Reinsurance, Commitments and Contingencies (Continued)

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $500,000, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  As of June 30, 2012, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

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

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of June 30, 2012, the Company’s commitments were $8,179,000 for these loans of which $5,337,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of June 30, 2012). Maturities range between six and twelve months.

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

13)       Acquisitions

On August 31, 2011 the Company entered into a stock purchase agreement with North America Life to purchase all of the outstanding shares of common stock of Trans-Western Life Insurance Company (“Trans-Western”), a Texas domiciled insurance company and a wholly-owned subsidiary of North America Life.  The Company completed the Stock Purchase Agreement on May 2, 2012. Purchase consideration paid was $494,207 which was the capital and surplus of Trans-Western at May 2, 2012. The Stock Purchase Agreement was approved by the Texas Insurance Department on March 20, 2012.  All of Trans-Western’s insurance business had been ceded to North America Life, of which approximately 47% of the insurance in force had been assumed by the Company under the Coinsurance Agreement explained in note 12. As part of the stock purchase agreement, the Company recaptured the 47% of insurance in force.

The estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition were as follows:

Cash	$313,616
Receivables, net	186,487
Receivable from reinsurers	7,422,999
Total assets acquired	7,923,102
Future life, annuity, and other benefits	(7,422,999)
Other liabilities and accrued expenses	(5,896)
Total liabilities assumed	(7,428,895)
Fair value of net assets acquired	$494,207

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming theacquisition of Trans-Western had occurred at the beginning of the six month periods ended June 30, 2012 and 2011. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

	For the Six Months Ended June 30, (unaudited)
	2012	2011
Total revenues	$103,859,760	$70,666,913
Net earnings	$5,256,652	$(302,965)
Net earnings per Class A equivalent common share	$0.55	$(0.03)
Net earnings per Class A equivalent common share
assuming dilution	$0.54	$(0.03)

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The operations of  Security National Financial Corporation (“the Company”) over the last several years generally reflect three trends or events which the Company expects to continue: (i) increased attention to “niche” insurance products, such as the Company’s funeral plan policies and traditional whole-life products; (ii) emphasis on cemetery and mortuary business; and (iii) capitalizing on lower interest rates by originating and refinancing mortgage loans.

Results of Operations

Mortgage Operations

Overview

SecurityNational Mortgage Company (“SecurityNational Mortgage”), wholly owned subsidiary of the Company, is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains mortgage loans primarily from its retail offices and independent brokers. The loans are funded from internal cash flows, including through loan purchase agreements with Security National Life Insurance Company (“Security National Life”) and from unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through SecurityNational Mortgage.

For the six months ended June 30, 2012 and 2011, SecurityNational Mortgage originated and sold 5,740 loans ($1,034,903,000 total volume) and 3,452 loans ($570,664,000 total volume), respectively. The mortgage loan volume in 2012 has been higher than in 2011 primarily due to an increase in market share. The increase in market share was attributed to an expansion of the retail loan operations of SecurityNational Mortgage.  SecurityNational Mortgage anticipates the loan volume for 2012 to be approximately $125,000,000 to $240,000,000 per month range compared to $80,000,000 to $150,000,000 per month range in 2011.

The following table shows the condensed financial results of the mortgage operations for the three and six months ended June 30, 2012 and 2011.  See Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2012	2011	% Increase (Decrease)	2012	2011	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$30,652	$13,592	126%	$53,053	$24,677	115%
Secondary gains from investors	5,664	2,552	122%	9,999	5,458	83%
Total	$36,316	$16,144	125%	$63,052	$30,135	109%
Earnings (Losses) before income taxes	$3,060	$(860)	456%	$4,324	$(3,413)	227%

Overall, this increase in profitability for the six months ended June 30, 2012 was due to the higher loan volume and higher secondary gains from third party investors.

Significant Accounting Policies

SecurityNational Mortgage has entered into a loan purchase agreement to originate and sell mortgage loans to an unaffiliated warehouse bank. The amount available to originate mortgage loans under this agreement as of December 19, 2011, when the loan purchase agreement was renewed, was $55,000,000. On July 7, 2012, the loan purchase agreement was amended to increase the amount available to originate mortgage loans to $75,000,000. SecurityNational Mortgage originates the loans and immediately sells them to third party investors. Generally, when mortgage loans are sold to warehouse banks, SecurityNational Mortgage is no longer obligated, except in certain circumstances, to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date that the loans are sold to warehouse banks and the settlement date with third party investors. The terms of the loan purchase agreements are typically for one year, with interest accruing on a portion of the mortgage loans at annual rates ranging from 2.5% to 2.75% over the 30-day LIBOR rate. SecurityNational Mortgage renewed its loan purchase agreement with an unaffiliated warehouse bank, which had expired on December 19, 2011, for an indefinite period.

Mortgage fee income consists of origination fees, processing fees, and certain other income related to the origination and sale of mortgage loans. For mortgage loans sold to third party investors, mortgage fee income and related expenses are recognized pursuant to generally accepted accounting principles at the time the sales of the mortgage loans comply with the sales criteria for the transfer of financial assets. The sales criteria are as follows: (i) the transferred assets have been isolated from SecurityNational Mortgage and its creditors, (ii) the transferee has the right to pledge or exchange the mortgage, and (iii) SecurityNational Mortgage does not maintain effective control over the transferred mortgage.

SecurityNational Mortgage must determine that all three sales criteria are met at the time a mortgage loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans made prior to warehouse banks purchasing the loans under the purchase commitments. As of June 30, 2012, there were $165,347,000 in mortgage loans in which settlements with third party investors were still pending.

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

Loan purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled. Depending on market conditions, these commitment settlement dates can be extended at a cost to SecurityNational Mortgage. Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount. SecurityNational Mortgage’s historical data shows that 99% of all loans originated are ordinarily settled by the investors as agreed within 16 days after delivery. There are situations, however, when SecurityNational Mortgage determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in its best interest to repurchase those loans from the warehouse banks.

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

Once purchase commitments have expired and other alternatives to remedy are exhausted, which could be earlier than the six month time period, the loans are repurchased and transferred to the long term investment portfolio at the lower of cost or fair value and the previously recorded sales revenue is reversed. Any loan that later becomes delinquent is evaluated by the Company at that time and any impairment is adjusted accordingly.

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

The appraised value of the real estate underlying the original mortgage loan adds support to SecurityNational Mortgage’s determination of fair value because, if the loan becomes delinquent, SecurityNational Mortgage has sufficient value to collect the unpaid principal balance or the carrying value of the loan. In determining the market value on the date of repurchase, SecurityNational Mortgage considers the total value of all of the loans because any sale of loans would be made as a pool.

For mortgages originated and held for investment, mortgage fee income and related expenses are recognized when the loan is originated.

As of June 30, 2012, the Company’s long term mortgage loan portfolio consisted of $17,294,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $11,959,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $17,294,000 in mortgage loans with delinquencies more than 90 days. During the six months ended June 30, 2012, the Company provided an allowance for mortgage losses of $237,000. This allowance for mortgage losses was charged to loan loss expense and included in selling, general and administrative expenses for the period. The ending balances of allowances for mortgage loan losses as of June 30, 2012 and December 31, 2011 were $4,699,000 and $4,881,000, respectively.

Also as of June 30, 2012, the Company had foreclosed on a total of $62,764,000 in long term mortgage loans, of which $11,527,000 of the loans foreclosed were reclassified as other real estate held for investment or sale during 2012. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its respective life, cemeteries and mortuaries, and mortgage subsidiaries, and will lease or rent these properties until it is deemed economically desirable to sell them.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended June 30, 2012 and 2011 were $1,090,000 and $305,000, respectively, and for the six months ended June 30, 2012 and 2011, were $1,535,000 and $836,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of June 30, 2012 and December 31, 2011, the balances were $3,624,000 and $2,338,000, respectively.

Settlement with Wells Fargo

On April 7, 2011, SecurityNational Mortgage entered into a settlement agreement with Wells Fargo Funding, Inc. (“Wells Fargo”).  The settlement agreement provides that it is intended to be a pragmatic commercial accommodation between SecurityNational Mortgage and Wells Fargo and is not to be construed as an admission of responsibility, liability or fault for either party’s claims. Under the terms of the settlement agreement, SecurityNational Mortgage paid an initial settlement amount to Wells Fargo in the amount of $4,300,000, of which $1,000,000 had already been paid to Wells Fargo in January 2011, leaving a balance of $3,300,000.  The $3,300,000 balance was paid shortly after the parties executed the settlement agreement.

In addition, under the terms of the settlement agreement, Wells Fargo has the right to deduct 10 basis points (.0010) from the purchase proceeds of each loan that SecurityNational Mortgage sells to Wells Fargo during the period from April 8, 2011 to March 31, 2017. The amounts deducted by Wells Fargo for the three months ended June 30, 2012 and 2011 were $414,765 and $0, respectively and for the six months ended June 30, 2012 and 2011 were $454,805 and $214,794, respectively, representing 10 basis points from the purchase proceeds of the loans that SecurityNational Mortgage sold to Wells Fargo during that period.

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser other than Wells Fargo and pay such amounts to Wells Fargo.  The amounts deducted by Wells Fargo for the three months ended June 30, 2012 and 2011 were $58,632 and $0, respectively and for the six months ended June 30, 2012 and 2011 were $116,565 and $13,541, respectively, representing 10 basis points from the purchase proceeds of the loans it sold to mortgage loan purchasers other than Wells Fargo during that period.

Finally, SecurityNational Mortgage is required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 28 real estate properties with a total book value of $5,597,900 as of June 30, 2012.

In consideration for SecurityNational Mortgage making the initial settlement payment to Wells Fargo, Wells Fargo and related parties, including Wells Fargo Bank, released SecurityNational Mortgage and related parties, including the Company and Security National Life, from any claims, demands, damages, obligations, liabilities, or causes of action relating to residential mortgage loans that Wells Fargo purchased from SecurityNational Mortgage prior to December 31, 2009.  Similarly, SecurityNational Mortgage released Wells Fargo and its related parties from any claims, demands, damages, obligations, liabilities, or causes of actions relating to residential mortgage loans that Wells Fargo purchased from SecurityNational Mortgage prior to December 31, 2009.

As of June 30, 2012, the Company reserved and accrued $3,624,000 to settle investor related claims against SecurityNational Mortgage for the allegedly defective mortgage loans that SecurityNational Mortgage sold to Wells Fargo and other mortgage loan purchasers.

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

As of June 30, 2012, third party investors had asserted total potential claims and notices of potential claims relating to mortgage loan repurchases, indemnifications and other issues that are substantially greater than $20,000,000.  Additional potential claims and notices of potential claims from third party investors have been made since June 30, 2012.  The Company has reserved and accrued $3,624,000 as of June 30, 2012 to settle all such investor related claims.

The total amount of potential claims and notices of potential claims are greater than the net asset value of SecurityNational Mortgage, which was $21,918,000 on June 30, 2012, and its reserve for mortgage loan loss, which was $3,624,000 on June 30, 2012.  SecurityNational Mortgage disagrees with the claims and notices of potential claims asserted by third party investors against it and believes it has significant defenses to these claims.  Any additional losses in excess of the current loan loss reserve cannot be estimated as SecurityNational Mortgage is currently in the process of reviewing repurchase demands and notices of potential claims from third party investors.

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

The notice of indemnification claims from JP Morgan Chase also states that EMC Mortgage has been named in a lawsuit by the Bear Stearns Mortgage Funding Trust 2007-AR2 (the “Trust”), which was filed on September 13, 2011 in the Delaware Court of Chancery.   A copy of the complaint and the amended complaint has been provided to the Company by JP Morgan Chase. The amended complaint contends that more than 800 residential mortgage loans that EMC Mortgage sold to the Trust contained breaches of representations and warranties concerning the mortgage loans. The amended complaint also contends that despite EMC Mortgage’s assurance to the Trust that the mortgage loans met certain minimum quality standards, there have been defaults and foreclosures in many of such loans.  As a result of the alleged defaults and foreclosures, the amended complaint asserts that EMC Mortgage is required to repurchase from the Trust any loans in which it breached its representations and warranties, in the amount of the mortgage loans’ outstanding principal balance and all accrued but unpaid interest.

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

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Bank and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agreed to indemnify Lehman Bank and Aurora Loan Services for 75% of all losses that Lehman Bank and Aurora Loan Services may incur relative to breaches by mortgagors pertaining to 54 mortgage loans that were purchased from SecurityNational Mortgage. SecurityNational Mortgage was released from any obligation to pay the remaining 25% of such losses. The Indemnification Agreement also required SecurityNational Mortgage to indemnify Lehman Bank and Aurora Loan Services for 100% of any future losses incurred on mortgage loans with breaches that were not among the 54 mortgage loans.

Pursuant to the Indemnification Agreement, SecurityNational Mortgage paid $395,000 to Aurora Loan Services as a deposit into a reserve account, to secure any obligations of SecurityNational Mortgage under the Indemnification Agreement. This deposit was in addition to a $250,000 deposit that SecurityNational Mortgage previously made into the reserve account for a total of $645,000. Losses from mortgage loans with alleged breaches were payable from the reserve account. However, Lehman Bank and Aurora Loan Services were not to apply any funds from the reserve account to a particular mortgage loan until an actual loss had occurred. Under the Indemnification Agreement SecurityNational Mortgage was to pay to Aurora Loan Services each calendar month the difference between the reserve account balance and $645,000, but in no event would SecurityNational Mortgage be required to make payments into the reserve account in excess of $125,000 for any calendar month.

Since the reserve account was established, funds had been paid from the account to indemnify $4,281,000 in alleged losses from 31 mortgage loans that were among 54 mortgage loans with alleged breaches that were covered by the Indemnification Agreement and ten other mortgage loans with alleged breaches. In the last monthly billing statement dated April 24, 2011 to SecurityNational Mortgage, Lehman Brothers Holdings Inc. (“Lehman Holdings”) claimed that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement.

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

The following table shows the condensed financial results of the Cemetery and Mortuary operations for the three and six months ended June 30, 2012 and 2011.  See Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2012	2011	% Increase (Decrease)	2012	2011	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,011	$1,159	(13%)	$2,400	$2,718	(12%)
Cemetery revenues	1,752	1,732	1%	3,377	3,235	4%
Realized gains on investments and other assets	0	887	(100%)	0	887	(100%)
Other	(32)	(55)	42%	(87)	(84)	(4%)
Total	$2,731	$3,723	(27%)	$5,690	$6,756	(16%)
Earnings (Losses) before income taxes	$(77)	$662	(112%)	$149	$814	(82%)

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $258,000 and $257,000 for the three months ended June 30, 2012 and 2011, respectively, and $517,000 and $508,000 for the six months ended June 30, 2012 and 2011, respectively.

Insurance Operations

The Company’s insurance business includes funeral plans, interest sensitive life insurance, as well as other traditional life and accident, and health insurance products.  The Company places specific marketing emphasis on funeral plans through pre-need planning.

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

The following table shows the condensed financial results of the insurance operations for the three and six months ended June 30, 2012 and 2011.  See the Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2012	2011	% Increase (Decrease)	2012	2011	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$12,282	$11,894	3%	$24,870	$24,586	1%
Net investment income	4,939	4,243	16%	9,752	7,985	22%
Other	261	462	(44%)	487	1,176	(59%)
Total	$17,482	$16,599	5%	$35,109	$33,747	4%
Intersegment revenue	$2,082	$1,632	28%	$4,161	$3,699	12%
Earnings before income taxes	$2,054	$338	508%	$2,892	$1,418	104%

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. On March 30, 2011 the Company completed a co-insurance agreement with North America Life Insurance Company (NAL), effective December 1, 2010. As a result, seven months of reinsurance premiums and death claims were recorded in the six months ended June 30, 2011. Profitability in the six months ended June 30, 2012 has increased due to an increase in net investment income offset by the additional one month of premiums and death claims from the co-insurance agreement and a decrease in other revenue for the NAL co-insurance agreement in 2011.

Consolidation

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Total revenues increased by $20,062,000, or 55.0%, to $56,528,000 for the three months ended June 30, 2012, from $36,466,000 for the three months ended June 30, 2011. Contributing to this increase in total revenues was a $19,442,000 increase in mortgage fee income, a $1,421,000 increase in net investment income, a $389,000 increase in insurance premiums and other considerations, and a $32,000 increase in other revenues. This increase in total revenues was offset by a $1,071,000 decrease in realized gains on investments and other assets, a $136,000 decrease in net mortuary and cemetery sales, and a $15,000 increase in other than temporary impairments.

Insurance premiums and other considerations increased by $389,000, or 3.3%, to $12,282,000 for the three months ended June 30, 2012, from $11,893,000 for the comparable period in 2011. This increase was primarily the result of an increase in renewal premiums and an increase in insurance sales resulting in an increase in first year premiums.

Net investment income increased by $1,421,000, or 30.1%, to $6,138,000 for the three months ended June 30, 2012, from $4,717,000 for the comparable period in 2011. This increase was primarily attributable to a $660,000 increase in short-term investment income, a $376,000 increase in mortgage loan interest, a $234,000 increase in rental income from real estate, and a $9,000 increase in equity securities income. This increase was partially offset by a $206,000 decrease in investment expenses, a $43,000 decrease in fixed maturity securities income, and a $21,000 decrease in interest on policy loans.

Net cemetery and mortuary sales decreased by $136,000, or 4.9%, to $2,627,000 for the three months ended June 30, 2012, from $2,763,000 for the comparable period in 2011. This decrease was primarily due to a reduction in at-need sales in the mortuary operations.

Realized gains on investments and other assets decreased by $1,071,000, or 85.1%, to $187,000 in realized gains for the three months ended June 30, 2012, from $1,258,000 in realized gains for the comparable period in 2011. This decrease in realized gains on investments and other assets was the result of decreases in realized gains on other assets due to the $887,000 gain on the sale of Greer-Wilson Funeral Home and Crystal Rose Funeral Home in 2011 and decreases in realized gains on fixed maturity securities and decreases in securities available for sale.

Other than temporary impairments on investments increased by $15,000, or 50.0%, to $45,000 for the three months ended June 30, 2012, from $30,000 for the comparable period in 2011. This increase was the result of an increase in other than temporary impairments on fixed maturity securities held to maturity.

Mortgage fee income increased by $19,442,000, or 124.3%, to $35,087,000 for the three months ended June 30, 2012, from $15,645,000 for the comparable period in 2011. This increase was primarily attributable to an increased market share in mortgage loan originations and an increase in secondary gains on mortgage loans sold to investors. The increase in market share was attributed to an expansion of the retail loan operations of SecurityNational Mortgage.

Other revenues increased by $32,000, or 14.7%, to $253,000 for the three months ended June 30, 2012, from $220,000 for the comparable period in 2011. This increase was due to a increase in miscellaneous revenues throughout the Company's operations.

Total benefits and expenses were $51,492,000, or 91.1% of total revenues, for the three months ended June 30, 2012, as compared to $36,325,000, or 99.6% of total revenues, for the comparable period in 2011.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits decreased by an aggregate of $354,000 or 3.3%, to $10,497,000 for the three months ended June 30, 2012, from $10,851,000 for the comparable period in 2011. This decrease was primarily the result of a $212,000 decrease in death benefits, a $113,000 decrease in future policy benefits, and a $29,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $6,000, or 0.3%, to $1,949,000 for the three months ended June 30, 2012, from $1,955,000 for the comparable period in 2011. This decrease was primarily due to better persistency in the traditional life line of business.

Selling, general and administrative expenses increased by $15,160,000, or 66.9%, to $37,806,000 for the three months ended June 30, 2012, from $22,646,000 for the comparable period in 2011. This increase was the result of an increase in commission expenses of $11,105,000, from $9,289,000 for the three months ended June 30, 2011 to $20,394,000 for the comparable period in 2012 due to increased mortgage loan originations made by SecurityNational Mortgage. Salaries increased by $1,089,000 from $5,718,000 for the three months ended June 30, 2011 to $6,807,000 for the comparable period in 2012, primarily due to an increase in the number of employees. Provision for loan losses and loss reserve increased by $683,000 from $415,000 for the three months ended June 30, 2011 to $1,098,000 for the comparable period in 2012, primarily due to an increase in the monthly accrual related to increased mortgage originations. Costs related to funding mortgage loans increased by $799,000 from $1,001,000 for the three months ended June 30, 2011 to $1,800,000 for the comparable period in 2012 due to additional loans funded. Other expenses increased by $1,484,000 from $6,222,000 for the three months ended June 30, 2011 to $7,706,000 for the comparable period in 2012.

Interest expense increased by $469,000, or 124.1%, to $847,000 for the three months ended June 30, 2012, from $378,000 for the comparable period in 2011. This increase was primarily due to an increased use of the mortgage warehouse line resulting from additional mortgage loan originations.

Cost of goods and services sold of the cemeteries and mortuaries decreased by $102,000, or 20.7%, to $393,000 for the three months ended June 30, 2012, from $495,000 for the comparable period in 2011. This reduction was primarily due to a decrease in mortuary and cemetery sales.

Comprehensive income for the three months ended June 30, 2012 and 2011 amounted to gains of $4,553,000 and $264,000, respectively. This $4,289,000 increase in comprehensive income in 2012 was primarily the result of a $3,388,000 increase in net income, an $870,000 increase in derivatives related to mortgage loans, and a $31,000 increase in unrealized gains in securities available for sale.

Income taxes for the insurance segment have a lower effective tax rate of 13.6% due to the deduction for small life companies. Cemetery, mortuary and mortgage segments have an effective tax rate of 34%.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Total revenues increased by $33,213,000, or 47.0%, to $103,851,000 for the six months ended June 30, 2012, from $70,638,000 for the six months ended June 30, 2011. Contributing to this increase in total revenues was a $31,480,000 increase in mortgage fee income, a $3,204,000 increase in net investment income and a $284,000 increase in insurance premiums and other considerations. This increase in total revenues was offset by a $1,245,000 decrease in realized gains on investments and other assets, a $282,000 decrease in other revenue, a $203,000 decrease in net mortuary and cemetery sales, and a $25,000 increase in other than temporary impairments on investments.

Insurance premiums and other considerations increased by $284,000, or 1.2%, to $24,870,000 for the six months ended June 30, 2012, from $24,586,000 for the comparable period in 2011. This increase was primarily the result of an increase in renewal premiums and an increase in insurance sales resulting in an increase in first year premiums.

Net investment income increased by $3,204,000, or 35.6%, to $12,192,000 for the six months ended June 30, 2012, from $8,988,000 for the comparable period in 2011. This increase was primarily attributable to a $1,323,000 increase in short-term investment income, a $1,226,000 increase in mortgage loan interest, a $321,000 increase in rental income from real estate, a $114,000 increase in fixed maturity securities income, and a $5,000 increase in equity securities income. This increase was partially offset by a $221,000 decrease in investment expenses, and a $6,000 decrease in interest on policy loans.

Net cemetery and mortuary sales decreased by $203,000, or 3.6%, to $5,502,000 for the six months ended June 30, 2012, from $5,705,000 for the comparable period in 2011. This decrease was primarily due to a reduction in at-need sales in the mortuary operations.

Realized gains on investments and other assets decreased by $1,245,000, or 77.7%, to $358,000 in realized gains for the six months ended June 30, 2012, from $1,603,000 in realized gains for the comparable period in 2011. This decrease in realized gains on investments and other assets was the result of decreases in realized gains on other assets due to the $887,000 gain on the sale of Greer-Wilson Funeral Home and Crystal Rose Funeral Home in 2011 and decreases in realized gains on fixed maturity securities and decreases in securities available for sale.

Other than temporary impairments on investments increased by $25,000, or 38.2%, to $90,000 for the six months ended June 30, 2012, from $65,000 for the comparable period in 2011. This increase was due to impairments on fixed maturity securities held-to-maturity.

Mortgage fee income increased by $31,480,000, or 108.2%, to $60,578,000 for the six months ended June 30, 2012, from $29,098,000 for the comparable period in 2011. This increase was primarily attributable to an increased market share in mortgage loan originations and an increase in secondary gains on mortgage loans sold to investors. The increase in market share was attributed to an expansion of the retail loan operations of SecurityNational Mortgage.

Other revenues decreased by $282,000, or 39.0%, to $443,000 for the six months ended June 30, 2012, from $725,000 for the comparable period in 2011. This decrease was due to a reduction in miscellaneous revenues from the North American Life co-insurance transaction.

Total benefits and expenses were $96,486,000, or 92.9% of total revenues, for the six months ended June 30, 2012, as compared to $71,820,000, or 101.7% of total revenues, for the comparable period in 2011.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $321,000 or 1.5%, to $22,159,000 for the six months ended June 30, 2012, from $21,838,000 for the comparable period in 2011. This increase was primarily the result of a $1,398,000 increase in future policy benefits, and a $98,000 increase in surrender and other policy benefits, offset by a $1,174,000 decrease in death benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $82,000, or 2.1%, to $3,874,000 for the six months ended June 30, 2012, from $3,956,000 for the comparable period in 2011. This decrease was primarily due to better persistency in the traditional life line of business.

Selling, general and administrative expenses increased by $23,661,000, or 53.4%, to $67,966,000 for the six months ended June 30, 2012, from $44,305,000 for the comparable period in 2011. This increase was the result of an increase in commission expenses of $18,131,000, from $17,149,000 for the six months ended June 30, 2011 to $35,280,000 for the comparable period in 2012 due to increased mortgage loan originations made by SecurityNational Mortgage. Salaries increased by $1,417,000 from $11,903,000 for the six months ended June 30, 2011 to $13,320,000 for the comparable period in 2012, primarily due to an increase in the number of employees. Provision for loan losses and loss reserve increased by $393,000 from $1,107,000 for the six months ended June 30, 2011 to $1,500,000 for the comparable period in 2012, primarily due to an increase in the monthly accrual related to increased mortgage originations. Costs related to funding mortgage loans increased by $1,315,000 from $1,846,000 for the six months ended June 30, 2011 to $3,161,000 for the comparable period in 2012 due to additional loans funded. Other expenses increased by $2,405,000 from $12,300,000 for the six months ended June 30, 2011 to $14,705,000 for the comparable period in 2012.

Interest expense increased by $922,000, or 133.0%, to $1,616,000 for the six months ended June 30, 2012, from $694,000 for the comparable period in 2011. This increase was primarily due to an increased use of the mortgage warehouse line resulting from additional mortgage loan originations.

Cost of goods and services sold of the cemeteries and mortuaries decreased by $156,000, or 15.2%, to $871,000 for the six months ended June 30, 2012, from $1,027,000 for the comparable period in 2011. This reduction was primarily due to a decrease in mortuary and cemetery sales.

Comprehensive income (loss) for the six months ended June 30, 2012 and 2011 amounted to a gain of $7,195,000 and a loss of $221,000, respectively. This $7,416,000 increase in comprehensive income in 2012 was primarily the result of a $5,569,000 increase in net income, a $1,472,000 increase in derivatives related to mortgage loans, and a $375,000 increase in unrealized gains in securities available for sale.

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

During the six months ended June 30, 2012, the Company's operations provided cash of $24,431,000. This was due primarily to a $10,062,000 increase in future policy benefits and a $4,665,000 decrease for the six months of 2012 in the balance of mortgage loans sold to investors. During the six months ended June 30, 2011, the Company’s operations provided cash of $34,178,000. This was due primarily to a $10,335,000 increase in future policy benefits and a $26,342,000 decrease for the six months of 2011 in the balance of mortgage loans sold to investors.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $131,593,000 as of June 30, 2012 compared to $127,579,000 as of December 31, 2011. This represents 40.3% and 38.2% of the total investments as of June 30, 2012 and December 31, 2011, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At June 30, 2012, 3.63%  (or $4,719,000) and at December 31, 2011, 4.11% (or $5,182,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which were considered non-investment grade.

The Company has classified its fixed income securities as held to maturity. Business conditions, however, may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2012 and December 31, 2011, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank debt and notes payable was $96,516,000 as of June 30, 2012, as compared to $86,250,000 as of December 31, 2011. Stockholders’ equity as a percent of total capitalization was 71.2% and 71.0% as of June 30, 2012 and December 31, 2011, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2011 was 6.5% as compared to a rate of 8.0% for 2010. The 2012 lapse rate to date has been approximately the same as 2011.

At June 30, 2012, $30,377,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to the Company, its parent company, without the approval of insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the annual report on Form 10-K filed for the year ended December 31, 2011.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with United States GAAP.

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

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Bank and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agreed to indemnify Lehman Bank and Aurora Loan Services for 75% of all losses that Lehman Bank and Aurora Loan Services may incur relative to breaches by mortgagors pertaining to 54 mortgage loans that were purchased from SecurityNational Mortgage. SecurityNational Mortgage was released from any obligation to pay the remaining 25% of such losses. The Indemnification Agreement also required SecurityNational Mortgage to indemnify Lehman Bank and Aurora Loan Services for 100% of any future losses incurred on mortgage loans with breaches that were not among the 54 mortgage loans.

Pursuant to the Indemnification Agreement, SecurityNational Mortgage paid $395,000 to Aurora Loan Services as a deposit into a reserve account, to secure any obligations of SecurityNational Mortgage under the Indemnification Agreement. This deposit was in addition to a $250,000 deposit that SecurityNational Mortgage previously made into the reserve account for a total of $645,000. Losses from mortgage loans with alleged breaches were payable from the reserve account. However, Lehman Bank and Aurora Loan Services were not to apply any funds from the reserve account to a particular mortgage loan until an actual loss had occurred. Under the Indemnification Agreement SecurityNational Mortgage was to pay to Aurora Loan Services each calendar month the difference between the reserve account balance and $645,000, but in no event would SecurityNational Mortgage be required to make payments into the reserve account in excess of $125,000 for any calendar month.

Since the reserve account was established, funds had been paid from the account to indemnify $4,281,000 in alleged losses from 31 mortgage loans that were among 54 mortgage loans with alleged breaches that were covered by the Indemnification Agreement and ten other mortgage loans with alleged breaches. In the last monthly billing statement dated April 24, 2011 to SecurityNational Mortgage, Lehman Brothers Holdings Inc. (“Lehman Holdings”) claimed that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.               Defaults Upon Senior Securities.

None

Item 4.               Mine Safety Disclosures.

None

Item 5.               Other Information.

New Warehouse Line with Warehouse Bank; Increase in Warehouse Line with Existing Warehouse Bank

On July 16, 2012, the Company and SecurityNational Mortgage entered into a loan purchase agreement with an unaffiliated warehouse bank, in which the bank agreed to provide a warehouse line of up to $30,000,000 to fund mortgage loans originated by SecurityNational Mortgage.  Under the terms of the loan purchase agreement and related closing documents, the warehouse bank will provide funding for certain approved mortgage loans originated by SecurityNational Mortgage of up to 95% of the purchase price of the mortgage loans.  The warehouse line is for a term of one year, beginning on July 16, 2012 and ending on July 16, 2013.

On July 7, 2012, SecurityNational Mortgage and an unaffiliated warehouse bank agreed to an amendment to an existing loan purchase agreement to purchase and sell mortgage loans to the unaffiliated bank.  The amendment increases the amount of the warehouse line available to originate mortgage loans from $55,000,000 to $75,000,000.

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

(a)(3)           Exhibits
The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (4)
3.2	Amended Bylaws (6)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
10.2	2003 Stock Option Plan (5)
10.3	2006 Director Stock Option Plan (12)
10.4	Deferred Compensation Agreement with George R. Quist (2)
10.5	Deferred Compensation Plan (3)
10.6	Employment agreement with J. Lynn Beckstead, Jr. (7)
10.7	Employment agreement with Scott M. Quist (8)
10.8	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (9)
10.9	Settlement Agreement and Release with Wells Fargo Funding (10)
10.10	Coinsurance Agreement between Security National Life Insurance Company and North American Life Insurance Company (11)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: August 14, 2012	/s/ George R. Quist
George R. Quist
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2012	/s/ Stephen M. Sill
Stephen M. Sill
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)