Form 10-Q/A
period 2012-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2012-09-13
CIK 318673

+

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (“Amendment”) to our quarterly report on Form 10-Q for the period ended June 30, 2012, originally filed with the U.S. Securities and Exchange Commission on August 14, 2012, is solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made in this Amendment.  This Amendment speaks as of the original date of our Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Part II - Other Information

Item 6. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

(a)(1)   Financial Statements

None

(a)(2)   Financial Statement Schedules

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: September 12, 2012	/s/ Scott M. Quist
Scott M. Quist
President
(Principal Executive Officer)

Dated: September 12, 2012	/s/ Stephen M. Sill
Stephen M. Sill
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)