Form 10-Q
period 2012-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2012-11-14
CIK 318673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2012, or

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
 Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	9,770,443
Title of Class	Number of Shares Outstanding as of
November 13, 2012

Class C Common Stock, $.20 par value	10,451,661
Title of Class	Number of Shares Outstanding as of
November 13, 2012

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	3-4

	Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	5

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	6

	Condensed Consolidated Statements of Stockholders' Equity as of September 30, 2012 and September 30, 2011 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51

Item 4.	Controls and Procedures	52

	PART II - OTHER INFORMATION
	Other Information	52

	Signature Page	56

	Certifications	57

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	September 30, 2012	December 31, 2011
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$131,017,591	$127,579,087
Equity securities, available for sale, at estimated fair value	5,404,888	6,299,392
Mortgage loans on real estate and construction loans, held for investment net of allowances for losses of $4,263,375 and $4,881,173 for 2012 and 2011	83,868,637	115,155,967
Real estate held for investment, net of accumulated depreciation of $4,417,735 and $4,189,641 for 2012 and 2011	3,596,336	3,786,780
Other real estate owned held for investment, net of accumulated depreciation of $2,748,820 and $1,810,238 for 2012 and 2011	59,562,388	46,398,095
Other real estate owned held for sale	5,998,740	5,793,900
Policy and other loans, net of allowances for doubtful accounts of $449,011 and $427,136 for 2012 and 2011	18,443,304	18,463,277
Short-term investments	8,248,217	6,932,023
Accrued investment income	2,501,814	2,323,080
Total investments	318,641,915	332,731,601
Cash and cash equivalents	57,172,185	17,083,604
Mortgage loans sold to investors	75,798,504	77,339,445
Receivables, net	14,692,059	9,934,075
Restricted assets of cemeteries and mortuaries	3,935,062	3,392,497
Cemetery perpetual care trust investments	2,049,165	1,810,185
Receivable from reinsurers	14,401,284	7,484,466
Cemetery land and improvements	11,086,542	11,105,809
Deferred policy and pre-need contract acquisition costs	37,271,008	36,237,069
Property and equipment, net	10,271,152	9,300,185
Value of business acquired	10,251,094	11,020,834
Goodwill	677,039	677,039
Other	4,513,891	3,022,113

Total Assets	$560,760,900	$521,138,922

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	September 30, 2012	December 31, 2011
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$400,594,188	$381,595,568
Unearned premium reserve	4,889,796	5,030,443
Bank and other loans payable	22,687,673	25,019,119
Deferred pre-need cemetery and mortuary contract revenues	13,396,419	13,140,483
Cemetery perpetual care obligation	3,091,056	2,983,077
Accounts payable	2,939,381	2,672,479
Other liabilities and accrued expenses	23,628,940	14,456,887
Income taxes	18,784,667	15,010,279
Total liabilities	490,012,120	459,908,335

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 9,639,121 shares in 2012 and 9,638,798 shares in 2011	19,278,242	19,277,596
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 10,132,749 shares in 2012 and 10,135,976 in 2011	2,026,550	2,027,195
Additional paid-in capital	19,577,091	19,487,565
Accumulated other comprehensive income, net of taxes	492,886	654,443
Retained earnings	31,791,885	22,546,623
Treasury stock at cost - 1,060,011 Class A shares in 2012 and 1,198,167 Class A shares in 2011	(2,417,874)	(2,762,835)

Total stockholders' equity	70,748,780	61,230,587

Total Liabilities and Stockholders' Equity	$560,760,900	$521,138,922

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Insurance premiums and other considerations	$12,045,553	$11,823,557	$36,915,237	$36,409,158
Net investment income	5,732,572	5,107,590	17,924,518	14,095,396
Net mortuary and cemetery sales	2,619,605	2,442,221	8,121,244	8,146,824
Realized gains on investments and other assets	222,621	226,480	580,607	1,829,136
Other than temporary impairments on investments	(440,315)	(30,000)	(530,315)	(95,129)
Mortgage fee income	43,294,916	21,517,970	103,872,556	50,615,851
Other	272,951	236,869	715,490	962,049
Total revenues	63,747,903	41,324,687	167,599,337	111,963,285

Benefits and expenses:
Death benefits	5,914,468	5,303,622	16,024,565	16,588,193
Surrenders and other policy benefits	453,838	398,556	1,566,828	1,425,175
Increase in future policy benefits	4,806,944	5,153,073	15,743,504	14,680,267
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,930,760	1,863,959	5,804,495	5,819,497
Selling, general and administrative expenses:
Commissions	23,486,730	13,268,027	58,766,750	30,417,508
Salaries	7,344,712	5,690,438	20,664,919	17,593,130
Provision for loan losses and loss reserve	1,763,090	466,025	3,263,437	1,573,360
Costs related to funding mortgage loans	1,980,512	1,219,729	5,141,164	3,065,563
Other	8,328,740	6,191,082	23,033,728	18,491,242
Interest expense	1,142,428	497,714	2,758,313	1,191,356
Cost of goods and services sold-mortuaries and cemeteries	463,386	437,972	1,334,369	1,464,908
Total benefits and expenses	57,615,608	40,490,197	154,102,072	112,310,199

Earnings (loss) before income taxes	6,132,295	834,490	13,497,265	(346,914)
Income tax (provision) benefit	(2,142,249)	(64,168)	(4,252,003)	803,630

Net earnings	$3,990,046	$770,322	$9,245,262	$456,716

Net earnings per Class A Equivalent common share (1)	$0.42	$0.08	$0.97	$0.05

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.38	$0.08	$0.97	$0.05

Weighted-average Class A equivalent common share outstanding (1)	9,585,285	9,390,822	9,540,631	9,258,945

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	10,439,161	9,408,180	9,553,397	9,284,488

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common share basis. Net earnings per common share represent net earnings per equivalent Class A common share. Net earnings per Class C common share is equal to one-tenth (1/10) of such amount.

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings	$3,990,046	$770,322	$9,245,262	$456,716
Other comprehensive income:
Net unrealized gains (losses) on derivative instruments	(2,184,088)	904,655	(260,238)	1,355,745
Net unrealized gains (losses) on available for sale securities	82,521	(1,287,086)	98,681	(1,645,741)
Other comprehensive loss	(2,101,567)	(382,431)	(161,557)	(289,996)
Comprehensive income	$1,888,479	$387,891	$9,083,705	$166,720

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2010	$18,357,890	$1,932,031	$19,689,993	$1,188,246	$21,907,579	$(3,147,271)	$59,928,468

Net earnings	-	-	-	-	456,716	-	456,716
Other comprehensive loss	-	-	-	(289,996)	-	-	(289,996)
Grant of stock options	-	-	193,032	-	-	-	193,032
Sale of treasury stock	-	-	(45,303)	-	-	255,218	209,915
Stock dividends	218	2	(29)	-	(191)	-	-
Conversion Class C to Class A	1,370	(1,371)	1	-	-	-	-
Balance at September 30, 2011	$18,359,478	$1,930,662	$19,837,694	$898,250	$22,364,104	$(2,892,053)	$60,498,135

Balance at December 31, 2011	$19,277,596	$2,027,195	$19,487,565	$654,443	$22,546,623	$(2,762,835)	$61,230,587

Net earnings	-	-	-	-	9,245,262	-	9,245,262
Other comprehensive loss	-	-	-	(161,557)	-	-	(161,557)
Grant of stock options	-	-	187,510	-	-	-	187,510
Sale of treasury stock	-	-	(97,983)	-	-	344,961	246,978
Conversion Class C to Class A	646	(645)	(1)	-	-	-	-
Balance at September 30, 2012	$19,278,242	$2,026,550	$19,577,091	$492,886	$31,791,885	$(2,417,874)	$70,748,780

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net cash provided by operating activities	$34,508,526	$18,747,200

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(10,022,393)	(46,815,511)
Calls and maturities - fixed maturity securities	6,721,257	10,003,703
Securities available for sale:
Purchase - equity securities	(1,077,129)	(4,531,858)
Sales - equity securities	2,318,410	3,961,997
Purchase of short-term investments	(11,921,131)	(47,770,901)
Sales of short-term investments	10,604,937	46,348,579
Purchase of restricted assets	(511,969)	(214,064)
Changes in assets for perpetual care trusts	(196,621)	(198,090)
Amount received for perpetual care trusts	107,979	72,463
Mortgage, policy, and other loans made	(87,585,273)	(98,585,760)
Payments received for mortgage, policy and other loans	104,728,438	78,249,928
Purchase of property and equipment	(1,880,302)	(474,301)
Disposal of property and equipment	14,769	2,295,329
Purchase of real estate	(81,095)	(416,580)
Sale of real estate	401,443	4,255,993
Cash received for reinsurance with North America Life	-	12,990,444
Cash paid for purchase of subsidiaries, net of cash received	(180,591)	-
Net cash provided by (used in) investing activities	11,440,729	(40,828,629)

Cash flows from financing activities:
Annuity contract receipts	6,713,474	6,096,392
Annuity contract withdrawals	(10,257,481)	(10,603,426)
Repayment of bank loans on notes and contracts	(1,069,127)	(1,580,448)
Proceeds from borrowing on bank loans	152,460	3,615,085
Change in line of credit borrowings	(1,400,000)	8,000,000
Net cash provided by (used in) financing activities	(5,860,674)	5,527,603

Net change in cash and cash equivalents	40,088,581	(16,553,826)

Cash and cash equivalents at beginning of period	17,083,604	39,556,503

Cash and cash equivalents at end of period	$57,172,185	$23,002,677

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$15,200,527	$7,680,063

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

3)           Investments

The Company’s investments in fixed maturity securities held-to-maturity and equity securities available for sale as of September 30, 2012 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2012:
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$2,607,083	$548,554	$-	$3,155,637
Obligations of states and political subdivisions	2,040,113	267,896	(6,119)	2,301,890
Corporate securities including public utilities	119,561,259	16,644,289	(648,386)	135,557,162
Mortgage-backed securities	5,298,258	344,811	(111,241)	5,531,828
Redeemable preferred stock	1,510,878	79,742	(2,000)	1,588,620
Total fixed maturity securities held to maturity	$131,017,591	$17,885,292	$(767,746)	$148,135,137

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

3)           Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2012:

Equity securities available for sale at estimated fair value:

Non-redeemable preferred stock	$20,281	$394	$(1,100)	$19,575

Common stock:

Industrial, miscellaneous and all other	6,295,937	339,392	(1,250,016)	5,385,313

Total equity securities available for sale at estimated fair value	$6,316,218	$339,786	$(1,251,116)	$5,404,888

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$50,133,436
Residential construction	5,589,673
Commercial	32,408,903
Less: Allowance for loan losses	(4,263,375)
Total mortgage loans on real estate and construction loans held for investment	$83,868,637

Real estate held for investment - net of depreciation	$3,596,336
Other real estate owned held for investment - net of depreciation	59,562,388
Other real estate owned held for sale	5,998,740
Total real estate	$69,157,464

Policy and other loans at amortized cost - net of allowance for doubtful accounts	$18,443,304

Short-term investments at amortized cost	$8,248,217

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

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
September 30, 2012 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

3)           Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities, which are carried at amortized cost, at September 30, 2012 and December 31, 2011. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At September 30, 2012
Obligations of states and political subdivisions	$-	-	$6,119	2	$6,119
Corporate securities including public utilities	129,509	23	518,877	11	648,386
Mortgage-backed securities	-	-	111,241	4	111,241
Redeemable preferred stock	-	-	2,000	1	2,000
Total unrealized losses	$129,509	23	$638,237	18	$767,746
Fair Value	$4,701,177		$7,091,113		$11,792,290

At December 31, 2011
Obligations of states and political subdivisions	$-	-	$13,156	2	$13,156
Corporate securities including public utilities	1,544,224	47	723,922	12	2,268,146
Mortgage-backed securities	161,300	3	195,600	1	356,900
Redeemable preferred stock	800	1	128,400	1	129,200
Total unrealized losses	$1,706,324	51	$1,061,078	16	$2,767,402
Fair Value	$24,249,533		$3,762,892		$28,012,425

As of September 30, 2012, the average market value of the related fixed maturities was 93.9% of amortized cost and the average market value was 91.0% of amortized cost as of December 31, 2011. During the nine months ended September 30, 2012 and 2011 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $135,000 and $95,129, respectively.

On a quarterly basis, the Company reviews its available-for-sale fixed investment securities related to corporate securities and other public utilities, consisting of bonds and preferred stocks that are in a loss position. The review involves an analysis of the securities in relation to historical values, and projected earnings and revenue growth rates. Based on the analysis, a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other than temporary, the security is written down to the impaired value and an impairment loss is recognized. No other than temporary impairment loss was considered to exist for these fixed maturity securities as of September 30, 2012 and 2011.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

3)           Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at September 30, 2012 and December 31, 2011. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available-for-sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At September 30, 2012
Non-redeemable preferred stock	$-	-	$1,100	1	$1,100
Industrial, miscellaneous and all other	148,049	36	1,101,967	50	1,250,016
Total unrealized losses	$148,049	36	$1,103,067	51	$1,251,116
Fair Value	$1,390,452		$1,638,714		$3,029,166

At December 31, 2011
Non-redeemable preferred stock	$-	-	$1,843	2	$1,843
Industrial, miscellaneous and all other	955,400	79	378,024	14	1,333,424
Total unrealized losses	$955,400	79	$379,867	16	$1,335,267
Fair Value	$2,857,082		$560,529		$3,417,611

As of September 30, 2012, the average market value of the equity securities available for sale was 70.8% of the original investment and the average market value was 71.9% of the original investment as of December 31, 2011. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During the nine months ended September 30, 2012 and 2011, there was no other than temporary decline in fair value.

On a quarterly basis, the Company reviews its investment in industrial, miscellaneous and all other equity securities that are in a loss position. The review involves an analysis of the securities in relation to historical values, price earnings ratios, projected earnings and revenue growth rates. Based on the analysis a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other than temporary, the security is written down to the impaired value and an impairment loss is recognized. No other than temporary impairment loss was considered to exist for these equity securities as of September 30, 2012 and 2011.

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

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

3)           Investments (Continued)

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2012	$300,706	$301,899
Due in 2013 through 2016	17,444,315	19,009,264
Due in 2017 through 2021	50,211,439	56,777,245
Due after 2021	56,251,995	64,926,282
Mortgage-backed securities	5,298,258	5,531,828
Redeemable preferred stock	1,510,878	1,588,620
Total held to maturity	$131,017,591	$148,135,138

The amortized cost and estimated fair value of available for sale securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in 2012 through 2015	$-	$-
Due in 2013 through 2016	-	-
Due in 2017 through 2021	-	-
Due after 2021	-	-
Non-redeemable preferred stock	20,281	19,575
Common stock	6,295,937	5,385,313
Total available for sale	$6,316,218	$5,404,888

The Company’s realized gains and losses, other than temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fixed maturity securities held to maturity:
Gross realized gains	$266,801	$80,069	$404,056	$400,026
Gross realized losses	(1,292)	(11,086)	(1,626)	(142,907)
Other than temporary impairments	(45,000)	(30,000)	(135,000)	(95,129)

Securities available for sale:
Gross realized gains	139,352	48,680	291,932	503,804
Gross realized losses	-	(30)	(5,705)	(34,834)
Other than temporary impairments	-	-	-	-

Other assets:
Gross realized gains	27,244	146,253	114,114	1,182,905
Gross realized losses	(209,484)	(37,406)	(222,163)	(79,858)
Other than temporary impairments	(395,315)	-	(395,315)	-
Total	$(217,694)	$196,480	$50,292	$1,734,007

The net carrying amount of held to maturity securities sold was $1,976,273 and $12,341,156 for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.  The net realized gain related to these sales was $273,447 and $462,267 for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. Certain circumstances lead to these decisions to sell. In 2012 and 2011, the Company sold certain held to maturity bonds in gain positions to reduce its risk in certain industries or companies.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

3)           Investments (Continued)

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available-for-sale securities) at September 30, 2012, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fixed maturity securities	$1,949,666	$2,033,778	$5,803,282	$5,773,035
Equity securities	65,839	70,589	197,563	197,480
Mortgage loans on real estate	1,566,734	1,839,705	5,700,159	4,881,213
Real estate	1,058,147	787,465	3,018,346	1,496,912
Policy and other loans	192,198	195,843	610,472	619,972
Short-term investments, principally gains on sale of mortgage loans and other	2,172,955	1,509,731	6,216,686	4,423,576
Gross investment income	7,005,539	6,437,111	21,546,508	17,392,188
Investment expenses	(1,272,967)	(1,329,521)	(3,621,990)	(3,296,792)
Net investment income	$5,732,572	$5,107,590	$17,924,518	$14,095,396

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $247,844 and $240,240 for nine months ended September 30, 2012 and 2011, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,549,475 at September 30, 2012 and $9,593,318 at December 31, 2011. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5% per annum, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors live or do business. At September 30, 2012, the Company had 27%, 19% and 12% of its mortgage loans from borrowers located in the states of Utah, California and Florida, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $4,263,375 and $4,881,173 at September 30, 2012 and December 31, 2011, respectively.

The Company establishes a valuation allowance for credit losses in its portfolio.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

3)           Investments (Continued)

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
September 30, 2012
Allowance for credit losses:
Beginning balance - January 1, 2012	$-	$4,338,805	$542,368	$4,881,173
Charge-offs	-	(364,127)	(490,886)	(855,013)
Provision	-	237,215	-	237,215
Ending balance -September 30, 2012	$-	$4,211,893	$51,482	$4,263,375

Ending balance: individually evaluated for impairment	$-	$866,394	$23,557	$889,951

Ending balance: collectively evaluated for impairment	$-	$3,345,499	$27,925	$3,373,424

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$32,408,903	$50,133,436	$5,589,673	$88,132,012

Ending balance: individually evaluated for impairment	$761,652	$5,329,240	$1,559,358	$7,650,250

Ending balance: collectively evaluated for impairment	$31,647,251	$44,804,196	$4,030,315	$80,481,762

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

December 31, 2011
Allowance for credit losses:
Beginning balance - January 1, 2011	$-	$6,212,072	$858,370	$7,070,442
Charge-offs	-	(2,994,715)	(430,274)	(3,424,989)
Provision	-	1,121,448	114,272	1,235,720
Ending balance - December 31, 2011	$-	$4,338,805	$542,368	$4,881,173

Ending balance: individually evaluated for impairment	$-	$738,975	$250,524	$989,499

Ending balance: collectively evaluated for impairment	$-	$3,599,830	$291,844	$3,891,674

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$48,433,147	$54,344,327	$17,259,666	$120,037,140

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

3)           Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented:

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days 1)	In Foreclosure 1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
September 30, 2012
Commercial	$-	$-	$125,554	$761,652	$887,206	$31,521,697	$32,408,903	$-	$32,408,903
Residential	1,773,999	2,354,104	3,978,403	5,329,240	13,435,746	36,697,690	50,133,436	(4,211,893)	45,921,543
Residential Construction	-	-	974,758	1,559,358	2,534,116	3,055,557	5,589,673	(51,482)	5,538,191

Total	$1,773,999	$2,354,104	$5,078,715	$7,650,250	$16,857,068	$71,274,944	$88,132,012	$(4,263,375)	$83,868,637

December 31, 2011
Commercial	$-	$-	$1,053,500	$2,758,235	$3,811,735	$44,621,412	$48,433,147	$-	$48,433,147
Residential	2,478,084	2,058,261	5,500,340	4,611,995	14,648,680	39,695,647	54,344,327	(4,338,805)	50,005,522
Residential Construction	859,651	682,532	309,651	5,645,865	7,497,699	9,761,967	17,259,666	(542,368)	16,717,298

Total	$3,337,735	$2,740,793	$6,863,491	$13,016,095	$25,958,114	$94,079,026	$120,037,140	$(4,881,173)	$115,155,967

1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2012
With no related allowance recorded:
Commercial	$887,206	$887,206	$-	$887,206	$-
Residential	3,978,403	3,978,403	-	3,978,403	-
Residential construction	974,758	974,758	-	974,758	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	5,329,240	5,329,240	866,394	5,329,240	-
Residential construction	1,559,358	1,559,358	23,557	1,559,358	-

Total:
Commercial	$887,206	$887,206	$-	$887,206	$-
Residential	9,307,643	9,307,643	866,394	9,307,643	-
Residential construction	2,534,116	2,534,116	23,557	2,534,116	-

December 31, 2011
With no related allowance recorded:
Commercial	$3,811,735	$3,811,735	$-	$3,811,735	$-
Residential	5,500,340	5,500,340	-	5,500,340	-
Residential construction	309,651	309,651	-	309,651	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	4,611,995	4,611,995	738,975	4,611,995	-
Residential construction	5,645,865	5,645,865	250,524	5,645,865	-

Total:
Commercial	$3,811,735	$3,811,735	$-	$3,811,735	$-
Residential	10,112,335	10,112,335	738,975	10,112,335	-
Residential construction	5,955,516	5,955,516	250,524	5,955,516	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

3)           Investments (Continued)

Credit Risk Profile Based on Performance Status

The Company’s mortgage loan portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days past due or on non-accrual status.

The Company’s performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011

Performing	$31,521,697	$44,621,412	$40,825,793	$44,231,992	$3,055,557	$11,304,150	$75,403,047	$100,157,554
Nonperforming	887,206	3,811,735	9,307,643	10,112,335	2,534,116	5,955,516	12,728,965	19,879,586

Total	$32,408,903	$48,433,147	$50,133,436	$54,344,327	$5,589,673	$17,259,666	$88,132,012	$120,037,140

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the Company’s policy to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $1,909,000 and $2,308,000 as of September 30, 2012 and December 31, 2011, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.
	Mortgage Loans on Nonaccrual Status

	As of September 30,	As of December 31,
	2012	2011
Commercial	$887,206	$3,811,735
Residential	9,307,643	10,112,335
Residential construction	2,534,116	5,955,516
Total	$12,728,965	$19,879,586

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

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:
	As of September 30,	As of December 31,
	2012	2011
Balance, beginning of period	$2,337,875	$5,899,025
Provisions for losses	3,237,928	1,667,805
Charge-offs	(420,922)	(5,228,955)
Balance, end of period	$5,154,881	$2,337,875

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

3)           Investments (Continued)

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

4)         Stock-Based Compensation

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation expense for options issued of $93,074 and $64,344 has been recognized for these plans for the quarters ended September 30, 2012 and 2011, respectively, and $187,510 and $193,032 for the nine months ended September 30, 2012 and 2011, respectively. Deferred tax credit has been recognized related to the compensation expense of $31,645 and $21,877 for the quarters ended September 30, 2012 and 2011, respectively, and $63,753 and $65,631 for the nine months ended September 30, 2012 and 2011, respectively.

Options to purchase 342,500 shares of the Company’s common stock were granted April 13, 2012. The fair value relating to stock-based compensation is $207,167 and will be expensed as options become available to exercise at the rate of 25% at the end of each quarter over the twelve months ended April 13, 2013.

Options to purchase 346,500 shares of the Company’s common stock were granted December 2, 2011. The fair value relating to stock-based compensation is $205,175 and will be expensed as options become available to exercise at the rate of 25% at the end of each quarter over the twelve months ended December 31, 2012.

The weighted-average fair value of each option granted in 2012 under the 2003 Plan and the 2006 Plan, is estimated at $0.62 and $0.66, respectively for the April 13, 2012 options as of the grant date using the Black Scholes Option Pricing Model with the following weighted-average assumptions: dividend yield of 5% and 5%, volatility of 69.26% and 72.58%, risk-free interest rate of 0.76% and 1.04%, and an expected term of 4.19 to 5.32 years, respectively.

The weighted-average fair value of each option granted in 2011 under the 2003 Plan and the 2006 Plan, is estimated at $0.52 and $0.71 for the December 2, 2011 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 59%, risk-free interest rate of 3.4%, and an expected life of five to ten years.

The Company generally estimates the expected life of the options based upon the contractual term of the options adjusted for actual experience. Future volatility is estimated based upon the a weighted historical volatility of the Company’s Class A common stock and three peer company stocks over a period equal to the estimated life of the options. Common stock issued upon exercise of stock options are generally new share issuances rather than from treasury shares.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

6)         Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net earnings	$3,990,046	$770,322	$9,245,262	$456,716
Denominator:
Basic weighted-average shares outstanding	9,585,285	9,390,822	9,540,631	9,258,945
Effect of dilutive securities:
Employee stock options	853,876	17,358	12,766	25,543
Dilutive potential common shares	853,876	17,358	12,766	25,543
Diluted weighted-average shares outstanding	10,439,161	9,408,180	9,553,397	9,284,488

Basic net earnings per share	$0.42	$0.08	$0.97	$0.05

Diluted net earnings per share	$0.38	$0.08	$0.97	$0.05

Net earnings per share amounts have been adjusted for the effect of annual stock dividends. For the three and nine months ended September 30, 2012 and 2011, there were -0- and 1,939,930 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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
September 30, 2012 (Unaudited)

7)         Business Segments (Continued)

Factors Management Used to Identify the Enterprise’s Reportable Segments

The Company’s reportable segments are business units that offer different products and are managed separately due to the different products and the need to report to the various regulatory jurisdictions.

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated
For the Three Months Ended September 30, 2012
Revenues from external customers	$16,346,046	$2,704,020	$44,697,838	$-	$63,747,904
Intersegment revenues	2,793,644	386,681	71,689	(3,252,014)	-
Segment profit (loss) before income taxes	938,437	(91,975)	5,285,834	-	6,132,296

For the Three Months Ended September 30, 2011
Revenues from external customers	$16,680,600	$2,446,424	$22,197,663	$-	$41,324,687
Intersegment revenues	1,716,135	425,273	66,597	(2,208,005)	-
Segment profit (loss) before income taxes	773,361	(318,408)	379,537	-	834,490

For the Nine Months Ended September 30, 2012
Revenues from external customers	$51,454,932	$8,394,177	$107,750,228		$167,599,337

Intersegment revenues	6,954,477	1,144,239	222,978	(8,321,694)	-

Segment profit before income taxes	3,830,298	57,117	9,609,850	-	13,497,265

Identifiable Assets	521,561,273	112,312,210	46,079,386	(119,191,969)	560,760,900
Goodwill	391,848	285,191	-	-	677,039

For the Nine Months Ended September 30, 2011
Revenues from external customers	$50,427,591	$9,203,043	$52,332,651	$-	$111,963,285

Intersegment revenues	5,415,233	1,373,879	187,683	(6,976,795)	-

Segment profit (loss) before income taxes	2,190,884	495,960	(3,033,758)	-	(346,914)

Identifiable Assets	484,974,971	114,386,085	28,157,555	(121,435,242)	506,083,369
Goodwill	391,848	285,191	-	-	677,039

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

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
September 30, 2012 (Unaudited)

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
September 30, 2012 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at September 30, 2012.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Non-redeemable preferred stock	$19,575	$19,575	$-	$-
Common stock	5,385,313	5,385,313	-	-
Total securities available for sale	5,404,888	5,404,888	-	-
Restricted assets of cemeteries and mortuaries	585,093	585,093	-	-
Cemetery perpetual care trust investments	653,915	653,915	-	-
Derivatives - interest rate lock commitments	3,317,507	-	-	3,317,507
Total assets accounted for at fair value on a recurring basis	$9,961,403	$6,643,896	$-	$3,317,507

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(50,053,858)	$-	$-	$(50,053,858)
Future policy benefits - annuities	(64,022,381)	-	-	(64,022,381)
Derivatives - bank loan interest rate swaps	(103,033)	-	-	(103,033)
- call options	(109,171)	(109,171)	-	-
- interest rate lock commitments	(2,035,504)	-	-	(2,035,504)
Total liabilities accounted for at fair value on a recurring basis	$(116,323,947)	$(109,171)	$-	$(116,214,776)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2011	$(50,926,020)	$(65,281,586)	$1,694,541	$(117,812)

Total gains (losses):

Included in earnings	872,162	1,259,205	-	-

Included in other comprehensive income (loss)	-	-	(412,538)	14,779

Balance - September 30, 2012	$(50,053,858)	$(64,022,381)	$1,282,003	$(103,033)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at September 30, 2012.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage loans on real estate	$4,762,000	$-	$-	$4,762,000
Other real estate owned held for investment	451,963	-	-	451,963
Total assets accounted for at fair value on a nonrecurring basis	$5,213,963	$-	$-	$5,213,963

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

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
September 30, 2012 (Unaudited)

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

9)Other Business Activity

Mortgage Operations

Approximately 64% of the Company’s revenues and expenses are through its wholly owned subsidiary, SecurityNational Mortgage Company (“SecurityNational Mortgage”). SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows, including loan purchase agreements from Security National Life Insurance Company (“Security National Life”), and with unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through or originated by SecurityNational Mortgage. For the nine months ended September 30, 2012 and 2011, SecurityNational Mortgage originated and sold 9,578 loans ($1,737,214,000 total volume) and 5,682 loans ($959,730,000 total volume), respectively.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to two unaffiliated warehouse banks.  On March 19, 2012, SecurityNational Mortgage and Wells Fargo Bank, N.A. (“Wells Fargo”) entered into a loan purchase agreement in which Wells Fargo agreed to provide a warehouse line of up to $55,000,000 to fund certain approved mortgage loans originated by SecurityNational Mortgage of up to 90% of the purchase price of the loans.  On August 6, 2012, SecurityNational Mortgage and Wells Fargo agreed to an amendment to the March 19, 2012 loan purchase agreement to increase the amount of the warehouse line available to fund mortgage loans originated by SecurityNational Mortgage from $55,000,000 to $75,000,000 and to increase the percentage of the purchase price of the mortgage loans that Wells Fargo would fund from up to 90% to up to 95%.

On July 16, 2012, SecurityNational Mortgage and UBS Real Estate Securities Inc. (“UBS”) entered into a loan purchase agreement in which UBS agreed to provide a warehouse line of up to $30,000,000 to fund mortgage loans originated by SecurityNational Mortgage.  Under the terms of this loan purchase agreement, UBS will provide funding for certain approved mortgage loans originated by SecurityNational Mortgage of up to 95% of the purchase price of the loans. On October 26, 2012, SecurityNational Mortgage and UBS agreed to an amendment to the July 16, 2012 loan purchase agreement to increase the amount of the warehouse line available to fund mortgage loans originated by SecurityNational Mortgage from $30,000,000 to $40,000,000.

SecurityNational Mortgage originates mortgage loans funded by the warehouse banks and immediately sells them to third party investors. Generally, when mortgage loans are sold to the warehouse banks, SecurityNational Mortgage is no longer obligated to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date the loans are sold to warehouse banks and the settlement date with the third party investors. The terms of the loan purchase agreements are typically for one year, with interest accuring on a portion of the mortgage loans at annual rates ranging from 2.5% to 2.75% over the 30-day LIBOR rate.

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
September 30, 2012 (Unaudited)

9)Other Business Activity (Continued)

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

SecurityNational Mortgage must determine that all three sales criteria are met at the time a mortgage loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans made prior to warehouse banks purchasing the loans under the purchase commitments. As of September 30, 2012, there were $197,200,000 in mortgage loans in which settlements with third party investors were still pending.

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
September 30, 2012 (Unaudited)

9)Other Business Activity (Continued)

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
September 30, 2012 (Unaudited)

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

The Company estimates the fair value of a mortgage loan commitment based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the commitment. The change in fair value of the underlying mortgage loan is measured from the date the mortgage loan commitment is issued. Therefore, at the time of issuance, the estimated fair value is zero. Following issuance, the value of a mortgage loan commitment can be either an asset or liability depending upon the change in value of the underlying mortgage loans. Fallout rates derived from the Company’s recent historical empirical data are used to estimate the quantity of mortgage loans that will fund within the terms of the commitments.

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

The Company has adopted a strategy of selling “out of the money” call options on its available-for-sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option. The liability for call options is adjusted to fair value at each reporting date. The fair value of outstanding call options as of September 30, 2012 and December 31, 2011 was $109,171 and $80,102, respectively.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option. If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

11)         Derivative Investments (Continued)

The following table shows the fair value of drivatives as of September 30, 2012 and December 31, 2011.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$3,317,507	other assets	$1,904,901	Other liabilities	$2,035,504	Other liabilities	$210,360
Call Options	--	--	--	--	Other liabilities	109,171	Other liabilities	80,102
Interest rate swaps	--	--	--	--	Bank loans payable	103,033	Bank loans payable	117,812
Total		$3,317,507		$1,904,901		$2,247,708		$408,274

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain (Loss) Recognized in OCI		Net Amount Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative - Cash Flow Hedging Relationships:	2012	2011	2012	2011
Interest Rate Lock Commitments	$(3,313,971)	$1,385,653	$(412,438)	$2,062,817
Interest Rate Swaps	4,746	(14,963)	14,779	(8,660)
Sub Total	(3,309,225)	1,370,690	(397,659)	2,054,157
Tax Effect	(1,125,137)	466,035	(137,421)	698,412
Total	$(2,184,088)	$904,655	$(260,238)	$1,355,745

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
September 30, 2012 (Unaudited)

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

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended September 30, 2012 and 2011 were $1,703,000 and $384,000, respectively, and for the nine months ended September 30, 2012 and 2011, were $3,238,000 and $1,220,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of September 30, 2012 and December 31, 2011, the balances were $5,155,000 and $2,338,000, respectively.

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

In addition, under the terms of the settlement agreement, Wells Fargo has the right to deduct 10 basis points (.0010) from the purchase proceeds of each loan that SecurityNational Mortgage sells to Wells Fargo during the period from April 8, 2011 to March 31, 2017. The amounts deducted by Wells Fargo for the three months ended September 30, 2012 and 2011 were $502,396 and $315,534, respectively and for the nine months ended September 30, 2012 and 2011 were $1,371,966 and $530,329, respectively, representing 10 basis points from the purchase proceeds of the loans that SecurityNational Mortgage sold to Wells Fargo during that period.

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser other than Wells Fargo and pay such amounts to Wells Fargo.  The amounts deducted by Wells Fargo for the three months ended September 30, 2012 and 2011 were $192,441 and $25,171, respectively and for the nine months ended September 30, 2012 and 2011 were $367,639 and $37,540, respectively, representing 10 basis points from the purchase proceeds of the loans it sold to mortgage loan purchasers other than Wells Fargo during that period.

Finally, SecurityNational Mortgage is required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 28 real estate properties with a total book value of $5,597,900 as of September 30, 2012.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

12)         Reinsurance, Commitments and Contingencies (Continued)

As of September 30, 2012, the Company reserved and accrued $5,155,000 to settle investor related claims against SecurityNational Mortgage for the allegedly defective mortgage loans that SecurityNational Mortgage sold to Wells Fargo and other mortgage loan purchasers.

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

As of September 30, 2012, third party investors had asserted total potential claims and notices of potential claims relating to mortgage loan repurchases, indemnifications and other issues that are substantially greater than $20,000,000.  Additional potential claims and notices of potential claims from third party investors have been made since September 30, 2012.  The Company has reserved and accrued $5,155,000 as of September 30, 2012 to settle all such investor related claims.

The total amount of potential claims and notices of potential claims are greater than the net asset value of SecurityNational Mortgage, which was $22,955,000 on September 30, 2012, and its reserve for mortgage loan loss, which was $5,155,000 on September 30, 2012.  SecurityNational Mortgage disagrees with the claims and notices of potential claims asserted by third party investors against it and believes it has significant defenses to these claims.  Any additional losses in excess of the current loan loss reserve cannot be estimated as SecurityNational Mortgage is currently in the process of reviewing repurchase demands and notices of potential claims from third party investors.

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
September 30, 2012 (Unaudited)

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
September 30, 2012 (Unaudited)

12)         Reinsurance, Commitments and Contingencies (Continued)

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $500,000, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  As of September 30, 2012, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

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

On September 4, 2012, SecurityNational Mortgage filed a motion for summary judgment in its action against Lehman Bank and Aurora Loan Services on certain material issues, as well as against Lehman Holdings regarding its claims against SecurityNational.  Lehman Bank and Aurora Loan Services filed a cross motion for summary judgment as to the issues in SecurityNational Mortgage’s motion and, in the Lehman Holdings case, Lehman Holdings has requested that the Court allow a cross motion on the issues which are the subject of SecurityNational Mortgage’s September 4, 2012 motion.  The cases are before two different federal judges.  SecurityNational Mortgage’s motion against Lehman Bank and Aurora Loan Services and the related cross motion are presently set for hearing on December 13, 2012.  SecurityNational Mortgage’s motion in the Lehman Holdings case is presently set for hearing on December 18, 2012.

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of September 30, 2012, the Company’s commitments were $5,157,000 for these loans of which $3,995,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of September 30, 2012). Maturities range between six and twelve months.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

12)         Reinsurance, Commitments and Contingencies (Continued)

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

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisition of Trans-Western had occurred at the beginning of the nine month periods ended September 30, 2012 and 2011. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

	For the Nine Months Ended September 30, (unaudited)
	2012	2011
Total revenues	$167,607,664	$112,007,699
Net earnings	$9,246,699	$457,254
Net earnings per Class A equivalent common share	$0.97	$0.05
Net earnings per Class A equivalent common share
assuming dilution	$0.97	$0.05

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

Results of Operations

Mortgage Operations

Overview

SecurityNational Mortgage Company (“SecurityNational Mortgage”), a wholly owned subsidiary of the Company, is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains mortgage loans primarily from its retail offices and independent brokers. The loans are funded from internal cash flows, including through loan purchase agreements with Security National Life Insurance Company (“Security National Life”) and from unaffiliated financial institutions. SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and does not retain servicing of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through SecurityNational Mortgage.

For the nine months ended September 30, 2012 and 2011, SecurityNational Mortgage originated and sold 9,578 loans ($1,737,213,000 total volume) and 5,682 loans ($959,730,000 total volume), respectively. The mortgage loan volume in 2012 has been higher than in 2011 primarily due to an increase in market share. The increase in market share was attributed to an expansion of the retail loan operations of SecurityNational Mortgage.  SecurityNational Mortgage anticipates the loan volume for 2012 to be approximately $125,000,000 to $240,000,000 per month range compared to $80,000,000 to $150,000,000 per month range in 2011.

The following table shows the condensed financial results of the mortgage operations for the three and nine months ended September 30, 2012 and 2011.  See Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2012	2011	% Increase (Decrease)	2012	2011	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$35,563	$18,958	88%	$88,616	$43,634	103%
Secondary gains from investors	9,135	3,240	182%	19,134	8,699	120%
Total	$44,698	$22,198	101%	$107,750	$52,333	106%
Earnings (Losses) before income taxes	$5,286	$380	1291%	$9,610	$(3,034)	(417%)

Overall, this increase in profitability for the nine months ended September 30, 2012 was due to the greater loan volume and increased secondary gains from third party investors.

Significant Accounting Policies

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to two unaffiliated warehouse banks.  On March 19, 2012, SecurityNational Mortgage and Wells Fargo Bank, N.A. (“Wells Fargo”) entered into a loan purchase agreement in which Wells Fargo agreed to provide a warehouse line of up to $55,000,000 to fund certain approved mortgage loans originated by SecurityNational Mortgage of up to 90% of the purchase price of the loans.  On August 6, 2012, SecurityNational Mortgage and Wells Fargo agreed to an amendment to the March 19, 2012 loan purchase agreement to increase the amount of the warehouse line available to fund mortgage loans originated by SecurityNational Mortgage from $55,000,000 to $75,000,000 and to increase the percentage of the purchase price of the mortgage loans that Wells Fargo would fund from up to 90% to up to 95%.

On July 16, 2012, SecurityNational Mortgage and UBS Real Estate Securities Inc. (“UBS”) entered into a loan purchase agreement in which UBS agreed to provide a warehouse line of up to $30,000,000 to fund mortgage loans originated by SecurityNational Mortgage.  Under the terms of this loan purchase agreement, UBS will provide funding for certain approved mortgage loans originated by SecurityNational Mortgage of up to 95% of the purchase price of the loans. On October 26, 2012, SecurityNational Mortgage and UBS agreed to an amendment to the July 16, 2012 loan purchase agreement to increase the amount of the warehouse line available to fund mortgage loans originated by SecurityNational Mortgage from $30,000,000 to $40,000,000.

SecurityNational Mortgage originates mortgage loans funded by the warehouse banks and immediately sells them to third party investors. Generally, when mortgage loans are sold to the warehouse banks, SecurityNational Mortgage is no longer obligated to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date the loans are sold to warehouse banks and the settlement date with the third party investors. The terms of the loan purchase agreements are typically for one year, with interest accruing on a portion of the mortgage loans at annual rates ranging from 2.5% to 2.75% over the 30-day LIBOR rate.

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

SecurityNational Mortgage must determine that all three sales criteria are met at the time a mortgage loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans made prior to warehouse banks purchasing the loans under the purchase commitments. As of September 30, 2012, there were $197,200,000 in mortgage loans in which settlements with third party investors were still pending.

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

As of September 30, 2012, the Company’s long term mortgage loan portfolio consisted of $12,729,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $7,650,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $12,729,000 in mortgage loans with delinquencies more than 90 days. During the nine months ended September 30, 2012, the Company provided an allowance for mortgage losses of $237,000. This allowance for mortgage losses was charged to loan loss expense and included in selling, general and administrative expenses for the period. The ending balances of allowances for mortgage loan losses as of September 30, 2012 and December 31, 2011 were $4,263,000 and $4,881,000, respectively.

Also as of September 30, 2012, the Company had foreclosed on a total of $66,464,000 in long term mortgage loans, of which $15,201,000 of the loans foreclosed were reclassified as other real estate held for investment or sale during 2012. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its respective life, cemeteries and mortuaries, and mortgage subsidiaries, and will lease or rent these properties until it is deemed economically desirable to sell them.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended September 30, 2012 and 2011 were $1,703,000 and $384,000, respectively, and for the nine months ended September 30, 2012 and 2011, were $3,238,000 and $1,220,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of September 30, 2012 and December 31, 2011, the balances were $5,155,000 and $2,338,000, respectively.

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

In addition, under the terms of the settlement agreement, Wells Fargo has the right to deduct 10 basis points (.0010) from the purchase proceeds of each loan that SecurityNational Mortgage sells to Wells Fargo during the period from April 8, 2011 to March 31, 2017. The amounts deducted by Wells Fargo for the three months ended September 30, 2012 and 2011 were $502,396 and $315,534, respectively and for the nine months ended September 30, 2012 and 2011 were $1,371,966 and $530,329, respectively, representing 10 basis points from the purchase proceeds of the loans that SecurityNational Mortgage sold to Wells Fargo during that period.

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser other than Wells Fargo and pay such amounts to Wells Fargo.  The amounts deducted by Wells Fargo for the three months ended September 30, 2012 and 2011 were $192,442 and $25,171, respectively and for the nine months ended September 30, 2012 and 2011 were $367,639 and $37,540, respectively, representing 10 basis points from the purchase proceeds of the loans it sold to mortgage loan purchasers other than Wells Fargo during that period.

Finally, SecurityNational Mortgage is required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 28 real estate properties with a total book value of $5,597,900 as of September 30, 2012.

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

As of September 30, 2012, the Company reserved and accrued $5,155,000 to settle investor related claims against SecurityNational Mortgage for the allegedly defective mortgage loans that SecurityNational Mortgage sold to Wells Fargo and other mortgage loan purchasers.

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

As of September 30, 2012, third party investors had asserted total potential claims and notices of potential claims relating to mortgage loan repurchases, indemnifications and other issues that are substantially greater than $20,000,000.  Additional potential claims and notices of potential claims from third party investors have been made since September 30, 2012.  The Company has reserved and accrued $5,155,000 as of September 30, 2012 to settle all such investor related claims.

The total amount of potential claims and notices of potential claims are greater than the net asset value of SecurityNational Mortgage, which was $22,955,000 on September 30, 2012, and its reserve for mortgage loan loss, which was $5,155,000 on September 30, 2012.  SecurityNational Mortgage disagrees with the claims and notices of potential claims asserted by third party investors against it and believes it has significant defenses to these claims.  Any additional losses in excess of the current loan loss reserve cannot be estimated as SecurityNational Mortgage is currently in the process of reviewing repurchase demands and notices of potential claims from third party investors.

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

On September 4, 2012, SecurityNational Mortgage filed a motion for summary judgment in its action against Lehman Bank and Aurora Loan Services on certain material issues, as well as against Lehman Holdings regarding its claims against SecurityNational.  Lehman Bank and Aurora Loan Services filed a cross motion for summary judgment as to the issues in SecurityNational Mortgage’s motion and, in the Lehman Holdings case, Lehman Holdings has requested that the Court allow a cross motion on the issues which are the subject of SecurityNational Mortgage’s September 4, 2012 motion.  The cases are before two different federal judges.  SecurityNational Mortgage’s motion against Lehman Bank and Aurora Loan Services and the related cross motion are presently set for hearing on December 13, 2012.  SecurityNational Mortgage’s motion in the Lehman Holdings case is presently set for hearing on December 18, 2012.

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

The following table shows the condensed financial results of the Cemetery and Mortuary operations for the three and nine months ended September 30, 2012 and 2011.  See Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2012	2011	% Increase (Decrease)	2012	2011	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,117	$1,045	7%	$3,495	$3,763	(7%)
Cemetery revenues	1,625	1,486	9%	4,990	4,702	6%
Realized gains on investments and other assets	9	(19)	(147%)	9	868	(99%)
Other	(47)	(66)	(29%)	(100)	(130)	(23%)
Total	$2,704	$2,446	11%	$8,394	$9,203	(9%)
Earnings (Losses) before income taxes	$(92)	$(318)	(71%)	$57	$496	(89%)

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $257,000 and $267,000 for the three months ended September 30, 2012 and 2011, respectively, and $774,000 and $776,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

The following table shows the condensed financial results of the insurance operations for the three and nine months ended September 30, 2012 and 2011.  See the Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2012	2011	% Increase (Decrease)	2012	2011	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$12,045	$11,823	2%	$36,915	$36,409	1%
Net investment income	4,407	4,530	(3%)	14,168	12,522	13%
Other	(106)	328	(132%)	372	1,497	(75%)
Total	$16,346	$16,681	(2%)	$51,455	$50,428	2%
Intersegment revenue	$2,794	$1,716	63%	$6,954	$5,415	28%
Earnings before income taxes	$938	$773	21%	$3,830	$2,191	75%

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. On March 30, 2011 the Company completed a co-insurance agreement with North America Life Insurance Company (NAL), effective December 1, 2010. As a result, seven months of reinsurance premiums and death claims were recorded in the nine months ended September 30, 2011. Profitability in the nine months ended September 30, 2012 has increased due to an increase in net investment income offset by the additional one month of premiums and death claims from the co-insurance agreement and a decrease in other revenue for the NAL co-insurance agreement in 2011.

Consolidation

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Total revenues increased by $22,423,000, or 54.3%, to $63,748,000 for the three months ended September 30, 2012, from $41,325,000 for the three months ended September 30, 2011. Contributing to this increase in total revenues was a $21,777,000 increase in mortgage fee income, a $625,000 increase in net investment income, a $222,000 increase in insurance premiums and other considerations, a $177,000 increase in net mortuary and cemetery sales, and a $36,000 increase in other revenues. This increase in total revenues was offset by a $410,000 increase in other than temporary impairments on investments and a $4,000 decrease in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $222,000, or 1.9%, to $12,046,000 for the three months ended September 30, 2012, from $11,824,000 for the comparable period in 2011. This increase was primarily due to an increase in renewal premiums and an increase in insurance sales resulting in an increase in first year premiums.

Net investment income increased by $625,000, or 12.2%, to $5,733,000 for the three months ended September 30, 2012, from $5,108,000 for the comparable period in 2011. This increase was primarily attributable to a $663,000 increase in short-term investment income and a $271,000 increase in rental income from other real estate owned. This increase was offset by a $273,000 decrease in mortgage loan interest, an $84,000 decrease in fixed maturity securities income, a $57,000 decrease in investment expenses, a $5,000 decrease in equity securities income, and a $4,000 decrease in policy loan income.

Net cemetery and mortuary sales increased by $177,000, or 7.3%, to $2,619,000 for the three months ended September 30, 2012, from $2,442,000 for the comparable period in 2011. This increase was primarily due to an increase in at-need sales in the mortuary operations.

Realized gains on investments and other assets decreased by $4,000, or 1.7%, to $222,000 in realized gains for the three months ended September 30, 2012, from $226,000 in realized gains for the comparable period in 2011. This decrease in realized gains on investments and other assets was the result of decreases in realized gains on other assets of $291,000 offset by a $287,000 increase in realized gains on fixed maturity securities and on securities available for sale.

Other than temporary impairments on investments increased by $410,000, or 1,367.7%, to $440,000 for the three months ended September 30, 2012, from $30,000 for the comparable period in 2011. This increase was the result of a $395,000 increase in other than temporary impairments on real estate owned held for investment and commercial mortgage loans, and a $15,000 increase in other than temporary impairments on fixed maturity securities held to maturity.

Mortgage fee income increased by $21,777,000, or 101.2%, to $43,295,000 for the three months ended September 30, 2012, from $21,518,000 for the comparable period in 2011. This increase was primarily attributable to an increased market share in mortgage loan originations and an increase in secondary gains on mortgage loans sold to investors. The increase in market share was attributed to an expansion of the retail loan operations of SecurityNational Mortgage.

Other revenues increased by $36,000, or 15.2%, to $273,000 for the three months ended September 30, 2012, from $237,000 for the comparable period in 2011. This increase was due to an increase in miscellaneous revenues throughout the Company's operations.

Total benefits and expenses were $57,616,000, or 90.4% of total revenues, for the three months ended September 30, 2012, as compared to $40,490,000, or 98.0% of total revenues, for the comparable period in 2011.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $320,000 or 2.9%, to $11,175,000 for the three months ended September 30, 2012, from $10,855,000 for the comparable period in 2011. This increase was primarily the result of a $611,000 increase in death benefits and a $55,000 increase in surrender and other policy benefits. This increase was offset by a $346,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $67,000, or 3.6%, to $1,931,000 for the three months ended September 30, 2012, from $1,864,000 for the comparable period in 2011. This increase was primarily due to growth in new business, which increased amortization of deferred policy acquisition costs and value of business acquired.

Selling, general and administrative expenses increased by $16,069,000, or 59.9%, to $42,904,000 for the three months ended September 30, 2012, from $26,835,000 for the comparable period in 2011. This increase was the result of an increase in commission expenses of $10,219,000, from $13,268,000 for the three months ended September 30, 2011 to $23,487,000 for the comparable period in 2012 due to increased mortgage loan originations made by SecurityNational Mortgage. Salaries increased by $1,654,000 from $5,691,000 for the three months ended September 30, 2011 to $7,345,000 for the comparable period in 2012, primarily due to an increase in the number of employees as a result of increased mortgage loan originations.

Provision for loan losses and loss reserve increased by $1,297,000 from $466,000 for the three months ended September 30, 2011 to $1,763,000 for the comparable period in 2012, primarily due to an increase in the monthly accrual related to increased mortgage originations. Costs related to funding mortgage loans increased by $761,000 from $1,220,000 for the three months ended September 30, 2011 to $1,981,000 for the comparable period in 2012 due to additional loans funded. Other expenses increased by $2,138,000 from $6,191,000 for the three months ended September 30, 2011 to $8,329,000 for the comparable period in 2012.

Interest expense increased by $645,000, or 129.5%, to $1,143,000 for the three months ended September 30, 2012, from $498,000 for the comparable period in 2011. This increase was primarily due to an increased use of the mortgage warehouse line resulting from additional mortgage loan originations.

Cost of goods and services sold of the cemeteries and mortuaries increased by $25,000, or 5.8%, to $463,000 for the three months ended September 30, 2012, from $438,000 for the comparable period in 2011. This increase was primarily due to an increase in mortuary and cemetery sales.

Comprehensive income for the three months ended September 30, 2012 and 2011 amounted to gains of $1,889,000 and $388,000, respectively. This $1,501,000 increase in comprehensive income in 2012 was primarily the result of a $3,220,000 increase in net income and a $1,370,000 increase in unrealized gains in securities available for sale. This increase was offset by a $3,089,000 decrease in derivatives related to mortgage loans.

Income taxes for the insurance segment have a lower effective tax rate of 20% due to the deduction for small life companies and the alternative minimum tax. Cemetery, mortuary and mortgage segments have an effective tax rate of 34%.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Total revenues increased by $55,636,000, or 49.7%, to $167,599,000 for the nine months ended September 30, 2012, from $111,963,000 for the nine months ended September 30, 2011. Contributing to this increase in total revenues was a $53,257,000 increase in mortgage fee income, a $3,829,000 increase in net investment income and a $506,000 increase in insurance premiums and other considerations. This increase in total revenues was offset by a $1,249,000 decrease in realized gains on investments and other assets, a $435,000 increase in other than temporary impairments on investments, a $247,000 decrease in other revenue, and a $25,000 decrease in net mortuary and cemetery sales.

Insurance premiums and other considerations increased by $506,000, or 1.4%, to $36,915,000 for the nine months ended September 30, 2012, from $36,409,000 for the comparable period in 2011. This increase was primarily due to   an increase in renewal premiums and an increase in insurance sales resulting in an increase in first year premiums.

Net investment income increased by $3,829,000, or 27.2%, to $17,924,000 for the nine months ended September 30, 2012, from $14,095,000 for the comparable period in 2011. This increase was primarily attributable to a $2,043,000 increase in short-term investment income, a $965,000 increase in mortgage loan interest, a $623,000 increase in rental income from real estate, and a $30,000 increase in fixed maturity securities income. This increase was partially offset by a $177,000 decrease in investment expenses and a $9,000 decrease in interest on policy loans.

Net cemetery and mortuary sales decreased by $25,000, or 0.3%, to $8,121,000 for the nine months ended September 30, 2012, from $8,146,000 for the comparable period in 2011. This decrease was primarily due to a reduction in at-need sales in the mortuary operations.

Realized gains on investments and other assets decreased by $1,249,000, or 68.3%, to $580,000 in realized gains for the nine months ended September 30, 2012, from $1,829,000 in realized gains for the comparable period in 2011. This decrease in realized gains on investments and other assets was the result of decreases in realized gains on other assets of $1,211,000 primarily due to the $887,000 gain on the sale of Greer-Wilson Funeral Home and Crystal Rose Funeral Home in 2011, and a $183,000 decrease in realized gains on securities available for sale. This decrease was partially offset by a $145,000 increase in realized gains on fixed maturity securities.

Other than temporary impairments on investments increased by $435,000, or 457.5%, to $530,000 for the nine months ended September 30, 2012, from $95,000 for the comparable period in 2011. This increase was due to a $395,000 increase in other than temporary impairments on real estate owned held for investment and commercial mortgage loans, and a 40,000 increase in other than temporary impairments on fixed maturity securities held-to-maturity.

Mortgage fee income increased by $53,257,000, or 105.2%, to $103,873,000 for the nine months ended September 30, 2012, from $50,616,000 for the comparable period in 2011. This increase was primarily attributable to an increased market share in mortgage loan originations and an increase in secondary gains on mortgage loans sold to investors. The increase in market share was attributed to an expansion of the retail loan operations of SecurityNational Mortgage.

Other revenues decreased by $247,000, or 25.6%, to $715,000 for the nine months ended September 30, 2012, from $962,000 for the comparable period in 2011. This decrease was due to a reduction in miscellaneous revenues attributed to the North American Life re-insurance transaction that was completed in March 2011.

Total benefits and expenses were $154,102,000, or 91.9% of total revenues, for the nine months ended September 30, 2012, as compared to $112,310,000, or 100.3% of total revenues, for the comparable period in 2011.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $641,000 or 2.0%, to $33,335,000 for the nine months ended September 30, 2012, from $32,694,000 for the comparable period in 2011. This increase was primarily the result of a $1,063,000 increase in future policy benefits, and a $142,000 increase in surrender and other policy benefits, offset by a $564,000 decrease in death benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $15,000, or 0.3%, to $5,804,000 for the nine months ended September 30, 2012, from $5,819,000 for the comparable period in 2011. This decrease is primarily due to better persistency in the traditional and universal life lines of business.

Selling, general and administrative expenses increased by $39,729,000, or 55.8%, to $110,870,000 for the nine months ended September 30, 2012, from $71,141,000 for the comparable period in 2011. This increase was the result of an increase in commission expenses of $28,349,000, from $30,418,000 for the nine months ended September 30, 2011 to $58,767,000 for the comparable period in 2012 due to increased mortgage loan originations made by SecurityNational Mortgage. Salaries increased by $3,072,000 from $17,593,000 for the nine months ended September 30, 2011 to $20,665,000 for the comparable period in 2012, primarily due to an increase in the number of employees as a result of increased mortgage loan originations.

Provision for loan losses and loss reserve increased by $1,690,000 from $1,573,000 for the nine months ended September 30, 2011 to $3,263,000 for the comparable period in 2012, primarily due to an increase in the monthly accrual related to increased mortgage originations. Costs related to funding mortgage loans increased by $2,076,000 from $3,065,000 for the nine months ended September 30, 2011 to $5,141,000 for the comparable period in 2012 due to additional loans funded. Other expenses increased by $4,542,000 from $18,491,000 for the nine months ended September 30, 2011 to $23,033,000 for the comparable period in 2012.

Interest expense increased by $1,567,000, or 131.5%, to $2,758,000 for the nine months ended September 30, 2012, from $1,191,000 for the comparable period in 2011. This increase was primarily due to an increased use of the mortgage warehouse line resulting from additional mortgage loan originations.

Cost of goods and services sold of the cemeteries and mortuaries decreased by $131,000, or 8.9%, to $1,334,000 for the nine months ended September 30, 2012, from $1,465,000 for the comparable period in 2011. This reduction was primarily due to a decrease in mortuary and cemetery sales.

Comprehensive income for the nine months ended September 30, 2012 and 2011 amounted to gains of $9,084,000 and $167,000, respectively. This $8,917,000 increase in comprehensive income in 2012 was primarily the result of a $8,789,000 increase in net income, a $1,616,000 decrease in derivatives related to mortgage loans, and a $1,744,000 increase in unrealized gains in securities available for sale.

Income taxes for the insurance segment have a lower effective tax rate of 20% due to the deduction for small life companies and the alternative minimum tax. Cemetery, mortuary and mortgage segments have an effective tax rate of 34%.

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

During the nine months ended September 30, 2012, the Company's operations provided cash of $34,509,000. This was due primarily to a $15,485,000 increase in future policy benefits and a $1,541,000 decrease for the nine months of 2012 in the balance of mortgage loans sold to investors. During the nine months ended September 30, 2011, the Company’s operations provided cash of $18,747,000. This was due primarily to a $15,846,000 increase in future policy benefits and a $4,274,000 decrease for the nine months of 2011 in the balance of mortgage loans sold to investors.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $129,507,000 as of September 30, 2012 compared to $127,579,000 as of December 31, 2011. This represents 40.1% and 38.2% of the total investments as of September 30, 2012 and December 31, 2011, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At September 30, 2012, 2.63%  (or $3,413,000) and at December 31, 2011, 4.11% (or $5,182,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which were considered non-investment grade.

The Company has classified its fixed income securities as held to maturity. Business conditions, however, may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2012 and December 31, 2011, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank debt and notes payable was $93,436,000 as of September 30, 2012, as compared to $86,250,000 as of December 31, 2011. Stockholders’ equity as a percent of total capitalization was 75.7% and 71.0% as of September 30, 2012 and December 31, 2011, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2011 was 6.5% as compared to a rate of 8.0% for 2010. The 2012 lapse rate to date has been approximately the same as 2011.

At September 30, 2012, $32,049,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to the Company, its parent company, without approval of insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the annual report on Form 10-K filed for the year ended December 31, 2011.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with United States GAAP.
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

On September 4, 2012, SecurityNational Mortgage filed a motion for summary judgment in its action against Lehman Bank and Aurora Loan Services on certain material issues, as well as against Lehman Holdings regarding its claims against SecurityNational.  Lehman Bank and Aurora Loan Services filed a cross motion for summary judgment as to the issues in SecurityNational Mortgage’s motion and, in the Lehman Holdings case, Lehman Holdings has requested that the Court allow a cross motion on the issues which are the subject of SecurityNational Mortgage’s September 4, 2012 motion.  The cases are before two different federal judges.  SecurityNational Mortgage’s motion against Lehman Bank and Aurora Loan Services and the related cross motion are presently set for hearing on December 13, 2012.  SecurityNational Mortgage’s motion in the Lehman Holdings case is presently set for hearing on December 18, 2012.
The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which if adversely determined, would have a material adverse effect on its financial condition or results of operation.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.         Defaults Upon Senior Securities.

None

Item 4.          Mine Safety Disclosures.

None

Item 5.          Other Information.

Death of George R. Quist; Appointment of Scott M. Quist as Chairman of the Board and Chief Executive Officer

On September 6, 2012, George R. Quist, the Company’s then Chairman of the Board and Chief Executive Officer passed away.  Mr. Quist served as Chairman of the Board and Chief Executive Officer from 1979 until his death.  Mr. Quist also served as the Company’s President from 1979 to 2002.

On September 14, 2012, the Company’s Board of Directors appointed Scott M. Quist to serve as Chairman of the Board and Chief Executive Officer of the Company, replacing George Quist.  Mr. Scott Quist will also continue to serve as the Company’s President, a position he has held since 2002.  He has also served as a director of the Company since 1986. Mr. Scott Quist additionally served as the Company’s First Vice President from 1986 to 2002.  From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell & Co. in Dallas, Texas.

From 1986 to 1991, Mr. Scott Quist was Treasurer and a director of The National Association of Life Companies, a trade association of 642 life insurance companies, until its merger with the American Council of Life Companies.  Mr. Quist has also been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the America Council of Life Insurance.  In addition, he has served as a regional director of Key Bank of Utah since 1993. Mr. Quist is currently a director and a past president of The National Alliance of Life Companies, a trade association of over 200 life companies.

Mr. Scott Quist holds a B.S. degree in Accounting from Brigham Young University and a law degree also from Brigham Young University.  Mr. Quist’s significant expertise and deep understanding of the technical, organizational and strategic business aspects of the insurance industry, his management expertise, his ten year tenure as President of the Company and twenty-six year tenure as a director, and his years of business and leadership experience led the Board of Directors to conclude that he should be appointed as Chairman of the Board and Chief Executive Officer of the Company.

New Warehouse Line with UBS; Increase in Warehouse Line with Wells Fargo

On July 16, 2012, SecurityNational Mortgage and UBS Real Estate Securities Inc. (“UBS”), a warehouse bank, entered into a loan purchase agreement in which UBS agreed to provide a warehouse line of up to $30,000,000 to fund mortgage loans originated by SecurityNational Mortgage.  Under the terms of this loan purchase agreement, UBS agreed to provide funding for certain approved mortgage loans originated by SecurityNational Mortgage of up to 95% of the purchase price of the loans. On October 26, 2012, SecurityNational Mortgage and UBS agreed to an amendment to the July 16, 2012 loan purchase agreement to increase amount of the warehouse line available to fund mortgage loans originated by SecurityNational Mortgage from $30,000,000 to $40,000,000.

On August 6, 2012, SecurityNational Mortgage and Wells Fargo Bank, N.A. (“Wells Fargo”), a warehouse bank, agreed to an amendment to the loan purchase agreement that was entered into on March 19, 2012 to increase the amount of the warehouse line available to fund mortgage loans originated by SecurityNational Mortgage from $55,000,000 to $75,000,000.  The amendment also increased the percentage of the purchase price of the mortgage loans that Wells Fargo agreed to fund from up to 90% to up to 95%.

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: November 14, 2012	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2012	/s/ Stephen M. Sill
Stephen M. Sill
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)