Form 10-K
period 2012-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2013-03-29
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012, or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business date of the registrant’s most recently completed second fiscal quarter. $7,057,000.

As of March 27, 2013, there were outstanding 10,946,488 shares of Class A Common Stock, $2.00 par value per share, and 11,398,388 shares of Class C Common Stock, $.20 par value per share.

Documents Incorporated by Reference

None.

Item 1. Business

Security National Financial Corporation (the “Company”) operates in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance. These products are marketed in 38 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment of the Company consists of five cemeteries in the state of Utah and one cemetery in the state of California, and seven mortuaries in the state of Utah and one mortuary in the state of Arizona. The Company also engages in pre-need selling of funeral, cemetery, mortuary and cremation services through its Utah, Arizona and California operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage loan segment is an approved government and conventional lender that originates and underwrites or otherwise purchases residential and commercial loans for new construction, existing homes and real estate projects. The mortgage loan segment operates through 91 wholesale and retail offices in nineteen states, and is an approved mortgage lender in several other states.

The design and structure of the Company are that each business segment is related to the other business segments and contributes to the profitability of the other segments. Because of the Company’s cemetery and mortuary operations in Utah, California and Arizona, the Company enjoys a level of public awareness that assists in the sales and marketing of insurance and pre-need cemetery and funeral products. The Company’s insurance subsidiaries invest their assets (representing, in part, the pre-paid funerals) in investments authorized by the respective insurance departments of their states of domicile. One such investment authorized by insurance departments is mortgage loans. Thus, while each business segment is a profit center on a stand-alone basis, this horizontal integration of each segment is planned to lead to improved profitability of the Company. The Company also pursues growth through acquisitions. The Company’s acquisition business strategy is based on reducing the overhead cost of the acquired company by utilizing the Company’s existing personnel, management, and technology while still providing quality service to customers and policyholders.

The Company was organized as a holding company in 1979, when Security National Life Insurance Company (“Security National Life”) became a wholly owned subsidiary of the Company and the former stockholders of Security National Life became stockholders of the Company. Security National Life was formed in 1965 and has grown through the direct sales of life insurance and annuities, and through the acquisition of other insurance companies.

The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies. In 1989, the Company acquired Paradise Chapel Funeral Home, Inc. and, in 1991, it acquired Holladay Memorial Park, Inc., Cottonwood Mortuary, Inc. and Deseret Memorial, Inc. In 1993, the Company formed SecurityNational Mortgage Company (“SecurityNational Mortgage”) to originate and refinance residential mortgage loans. See Note 14 of the Notes to Consolidated Financial Statements for additional information regarding segments of the business.

Life Insurance

Products

The Company, through Security National Life and its insurance subsidiaries, Memorial Insurance Company of America (“Memorial Insurance Company”), Southern Security Life Insurance Company (“Southern Security”) and Trans-Western Life Insurance Company (“Trans-Western”), issues and distributes selected lines of life insurance and annuities. The Company’s life insurance business includes funeral plans, and interest-sensitive life insurance, as well as other traditional life, accident and health insurance products. The Company places specific marketing emphasis on funeral plans through pre-need planning.

A funeral plan is a small face value life insurance policy that generally has face coverage of up to $25,000. The Company believes that funeral plans represent a marketing niche that has lower competition because most insurance companies do not offer similar coverage. The purpose of the funeral plan policy is to pay the costs and expenses incurred at the time of a person’s death. On a per thousand dollar cost of insurance basis, these policies can be more expensive to the policyholder than many types of non-burial insurance due to their low face amount, requiring the fixed cost of the policy administration to be distributed over a smaller policy size, and the simplified underwriting practices that result in higher mortality costs.

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

A majority of the Company’s funeral plan premiums come from the states of Arkansas, Louisiana, Mississippi, Oklahoma, Tennessee, Texas and Utah.

The Company sells its life insurance products through direct agents, brokers and independent licensed agents who may also sell insurance products of other companies. The commissions on life insurance products range from approximately 50% to 120% of first year premiums. In those cases where the Company utilizes its direct agents in selling such policies, those agents customarily receive advances against future commissions.

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

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2012:

	2012		2011		2010	2009		2008

Life Insurance

Policy/Cert. Count as of December 31	502,978	(4)	414,411	(3)	398,774	407,673		415,656	(2)

Insurance in force as of December 31 (omitted 000)	$2,913,419	(4)	$2,969,648	(3)	$3,003,622	$2,617,946		$2,454,409	(2)

Premiums Collected (omitted 000)	$48,168		$47,982	(3)	$38,579	$38,399	(2)	$36,063	(1)

(1)	Includes the purchase of Capital Reserve Life Insurance Company on December 17, 2007.
(2)	Includes the purchase of Southern Security Life Insurance Company on December 18, 2008.
(3)	Includes the assumption reinsurance of North America Life Insurance Company on March 30, 2011.
(4)	Includes coinsurance with Mothe Life Insurance Company on December 19, 2012.

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

The Company’s funeral plan insurance is written on a simplified medical application with underwriting requirements being a completed application, a phone inspection on selected applicant and a Medical Information Bureau inquiry. There are several underwriting classes in which an applicant can be placed.

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

Annuities have guaranteed interest rates that range from 1% to 6.5% per annum. Above that, the interest rate credited is periodically determined by the Board of Directors at their discretion. An immediate annuity is a contract in which the individual remits to the Company a sum of money in return for the Company’s obligation to pay a series of payments on a periodic basis over a designated period of time, such as an individual’s life, or for such other period as may be designated.

Holders of annuities generally enjoy a significant benefit under current federal income tax law in that interest accretions that are credited to the annuities do not incur current income tax expense on the part of the contract holder. Instead, the interest income is tax deferred until such time as it is paid out to the contract holder. In order for the Company to realize a profit on an annuity product, the Company must maintain an interest rate spread between its investment income and the interest rate credited to the annuities. Commissions, issuance expenses and general and administrative expenses are deducted from this interest rate spread.

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

The following table summarizes the annuity business for the five years ended December 31, 2012:

	2012	2011		2010	2009	2008
Annuities Policy/Cert.
Count as of December 31	12,320	11,313	(3)	12,344	12,366	11,411	(2)
Deposits Collected (omitted 000)	$6,777	$5,757	(3)	$6,166	$6,737	$8,959	(1	)(2)

(1)	Includes the purchase of Capital Reserve Life Insurance Company on December 17, 2007.
(2)	Includes the purchase of Southern Security Life Insurance Company on December 18, 2008.
(3)	Includes the assumption reinsurance of North America Life Insurance Company on March 30, 2011.

Accident and Health

 Products

Prior to the acquisition of Capital Investors in 1994, the Company did not actively market accident and health products. With the acquisition of Capital Investors, the Company acquired a block of accident and health policies that pay limited benefits to policyholders. The Company is currently offering low-cost comprehensive diver’s accident policies. These policies provide worldwide coverage for medical expense reimbursement in the event of diving accidents.

Markets and Distribution

The Company currently markets its accident policies through web marketing.

The following table summarizes the accident and health insurance business for the five years ended December 31, 2012:

	2012	2011	2010	2009	2008
Accident and Health Policy/Cert.
Count as of December 31	7,291	8,268	9,269	13,436	14,060
Premiums Collected (omitted 000)	$158	$175	$203	$219	$232

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

The Company’s policy is to retain no more than $100,000 of ordinary insurance per insured life. Excess risk is reinsured. The total amount of life insurance in force at December 31, 2012, reinsured by other companies, aggregated $92,484,000, representing approximately 3.2% of the Company’s life insurance in force on that date.

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

Mortgage Loans

Products

Beginning in 1993, the Company, through its wholly owned subsidiary, SecurityNational Mortgage Company (“SecurityNational Mortgage”), has been active in the residential real estate market. The Company has current approvals through HUD, Fannie Mae, Freddie Mac and other substantial secondary market investors, which enable it to originate a variety of residential mortgage loan products that are subsequently sold to investors. The Company also uses internal and external funding sources with unaffiliated financial institutions.

Security National Life, an affiliate of SecurityNational Mortgage, originates commercial real estate loans both for internal investment as well as for sale to unaffiliated investors and also originates residential construction loans.

Markets and Distribution

The Company’s residential mortgage lending services are marketed primarily to mortgage originators. SecurityNational Mortgage maintains a majority of its retail origination presence in the Utah, Florida, California, Illinois and Texas markets in addition to four wholesale branch offices located in California, Florida, Texas and Utah, with sales representatives in these and other states. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding mortgage loans.

Recent Acquisitions and Other Business Activities

Reinsurance with Mothe Life Insurance Company and DLE Life Insurance Company

On December 19, 2012, the Company, through its wholly owned subsidiary, Security National Life, entered into a Coinsurance Agreement with Mothe Life Insurance Company, a Louisiana domiciled insurance company, and a subsidiary, DLE Life Insurance Company, also a Louisiana domiciled life insurance company (collectively referred to as “Mothe Life”). The effective date of the Coinsurance Agreement was November 1, 2012. Under the terms of the Coinsurance Agreement, Security National Life agreed to reinsure certain insurance policies of Mothe Life in exchange for the settlement amount of $34,485,000. In addition, the Coinsurance Agreement provided that effective November 1, 2012, Mothe Life ceded and transferred to Security National Life, and Security National Life accepted and coinsured all of Mothe Life’s contractual liabilities under the coinsured policies by means of indemnity reinsurance. On December 18, 2012, the Louisiana Department of Insurance approved the Coinsurance Agreement.

The Coinsurance Agreement further provided that on and after the effective date of November 1, 2012, Security National Life was entitled to exercise all contractual rights of Mothe Life under the coinsured policies in accordance with the terms and provisions of such policies. Moreover, after the closing date of December 19, 2012, the Company agreed to be responsible for all the contractual liabilities under the coinsured policies, including the administration of the coinsured policies at its sole expense in accordance with the terms and conditions of a Service Agreement between Security National Life and Mothe Life. Pursuant to the terms of the Coinsurance Agreement, Security National Life paid a ceding commission to Mothe Life in the amount of $4,684,000. As a result of the ceding commission, Mothe Life transferred $34,485,000 in assets and $39,169,000 in statutory reserves, or liabilities, to Security National Life.

Reinsurance with North America Life Insurance Company

On March 30, 2011, the Company, through its wholly owned subsidiary, Security National Life, completed a Coinsurance Agreement with North America Life Insurance Company (“North America Life”), a Texas domiciled insurance company. Under the terms of the Coinsurance Agreement, Security National Life agreed to reinsure certain insurance policies of North America Life in exchange for the settlement amount of $15,703,000. Effective as of December 1, 2010, North America Life ceded or transferred to Security National Life, and Security National Life accepted and coinsured all of North America Life’s contractual liabilities under the coinsured policies by means of indemnity reinsurance. The Coinsurance Agreement was approved by the Texas Department of Insurance.

The Coinsurance Agreement also provides that on and after the effective date of December 1, 2010, Security National Life is entitled to exercise all contractual rights of North America Life under the coinsured policies in accordance with the terms and provisions of such policies. Moreover, after the closing date of March 30, 2011, the Company agreed to be responsible for all the contractual liabilities under the coinsured policies, including the administration of the coinsured policies at its sole expense in accordance with the terms and conditions of a services agreement. Pursuant to the terms of the Coinsurance Agreement, Security National Life paid a ceding commission to North America Life in the amount of $3,526,000. In addition, North America Life transferred $15,703,000 in assets and $19,230,000 in statutory reserves, or liabilities net of due and deferred premiums, to Security National Life. The $15,703,000 in assets included $12,990,000 in cash, $9,000 in policy loans, and $2,704,000 in promissory notes secured by real estate properties located in Bexar, Liberty, Travis and Wilson Counties in the State of Texas. The promissory notes are also guaranteed by business entities and an individual.

On September 1, 2011, Security National Life with the approval of the Texas Department of Insurance assumed all of the policies which were issued by North America Life previously assumed and coinsured pursuant to the terms of the Coinsurance Agreement. Security National Life has assumed the same terms and conditions as set forth in each policy and certificates of assumptions were sent to all policyholders.

On August 31, 2011, the Company entered into a Stock Purchase Agreement with North America Life to purchase all of the outstanding shares of common stock of Trans-Western Life Insurance Company (“Trans-Western”), a Texas domiciled insurance company and a wholly-owned subsidiary of North America Life.  The Company completed the Stock Purchase Agreement on May 2, 2012. The purchase consideration paid was $494,000, which was equal to the capital and surplus of Trans-Western on May 2, 2012. On March 20, 2012, the Texas Insurance Department approved the Stock Purchase Agreement, and all of Trans-Western’s insurance business was ceded to North America Life, of which approximately 47% of the insurance in force was assumed by the Company under the Coinsurance Agreement as described in Note 9 of the Notes to Consolidated Statements. As part of the stock purchase agreement, the Company recaptured the 47% of insurance in force.

Regulation

The Company’s insurance subsidiaries, Security National Life, Memorial Insurance Company, Southern Security and Trans-Western are subject to comprehensive regulation in the jurisdictions in which they do business under statutes and regulations administered by state insurance commissioners. Such regulation relates to, among other things, prior approval of the acquisition of a controlling interest in an insurance company; standards of solvency which must be met and maintained; licensing of insurers and their agents; nature of and limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; and requirements regarding aggregate reserves for life policies and annuity contracts, policy claims, unearned premiums, and other matters. The Company’s insurance subsidiaries are subject to this type of regulation in any state in which they are licensed to do business. Such regulation could involve additional costs, restrict operations or delay implementation of the Company’s business plans.

The Company is currently subject to regulation in Utah, Arkansas, Mississippi and Texas under insurance holding company legislation, and other states where applicable. Generally, intercompany transfers of assets and dividend payments from insurance subsidiaries are subject to prior notice of approval from the state insurance department, if they are deemed “extraordinary” under these statutes. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies.

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

Income Taxes

The Company’s insurance subsidiaries, Security National Life, Memorial Insurance Company, Southern Security and Trans-Western are taxed under the Life Insurance Company Tax Act of 1984. Under the act, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions, reserves for future policyholder benefits (with modifications), and a small life insurance company deduction (up to 60% of life insurance company taxable income). The Company may be subject to the corporate Alternative Minimum Tax (AMT). The exposure to AMT is primarily a result of the small life insurance company deduction. Also, under the Tax Reform Act of 1986, distributions in excess of stockholders’ surplus account or a significant decrease in life reserves will result in taxable income.

Security National Life, Memorial Insurance Company, Southern Security and Trans-Western may not receive the benefit of the small life insurance company deduction. In order to qualify for the small company deduction, the combined tax assets of the Company must be less than $500,000,000 and the taxable income of the life insurance companies must be less than $3,000,000 on a tax accounting basis. To the extent that the net income limitation is exceeded, the small life insurance company deduction is phased out over the next $12,000,000 of life insurance company taxable income. The combined tax assets of the Company exceeded $500,000,000 as of December 31, 2012.

Since 1990 Security National Life, Memorial Insurance Company, Southern Security and Trans-Western have computed their life insurance taxable income after establishing a provision representing a portion of the costs of acquisition of such life insurance business. The effect of the provision is that a certain percentage of the Company’s premium income is characterized as deferred expenses and recognized over a five to ten year period.

The Company’s non-life insurance company subsidiaries are taxed in general under the regular corporate tax provisions. For taxable years beginning January 1, 1987, the Company may be subject to the Corporate Alternative Minimum Tax under the Tax Reform Act of 1986.

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

Employees

As of December 31, 2012, the Company had 933 full-time and 299 part-time employees.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities and certain other information relating to these properties.

Street	City	State	Function	Owned Leased	Approximate Square Footage	Lease Amount			Expiration
5300 South 360 West	Salt Lake City	UT	Corporate Headquarters	Owned	30,317	$356,760	/	yr	month to month
755 Rinehart Road	Lake Mary	FL	Mortgage Sales	Owned	9,348	$121,151	/	yr	month to month
3935 I-55 South, Frontage Road	Jackson	MS	Insurance Operations	Owned	12,000	$84,000	/	yr	month to month
5247 Greenpine Drive	Murray	UT	Cemetery & Insurance Sales	Owned	1,700	$3,106	/	mo	month to month
497-A Sutton Bridge Road	Rainbow City	AL	Fast Funding Operations	Leased	5,500	$26,400	/	yr	06/30/14
5701 Talavi Blvd. #155	Glendale	AZ	Mortgage Sales	Leased	2,214	$45,500	/	yr	05/06/15
5100 Birch Street Suite 200	Newport Beach	CA	Mortgage Sales	Leased	112	$500	/	mo	month to month
27433 Tourney Road Suite 220	San Clarita	CA	Mortgage Sales	Leased	3,407	$72,000	/	yr	07/31/15
421 S. Cataract	San Dimas	CA	Mortgage Sales	Leased	6,200	$74,400	/	yr	03/31/13
4380 S. Syracuse Street	Denver	CO	Mortgage Sales	Leased	95,965	$1,513	/	mo	08/31/13
400 Inverness Parkway Suite #238	Englewood	CO	Mortgage Sales	Leased	235	$1,400	/	mo	month to month
8191 College Parkway Suite 201	Ft Myers	FL	Mortgage Sales	Leased	1,704	$16,188	/	yr	10/31/14
2435 US Highway 19 North Suite #208	Holiday	FL	Mortgage Sales	Leased	305	$250	/	mo	month to month
905 Lee Road	Orlando	FL	Mortgage Sales	Leased	201	$300	/	mo	month to month
200 9th Avenue N, Ste 200	Safety Harbor,	FL	Mortgage Sales	Leased	3,591	$57,065	/	yr	05/31/15
970 No. Kalaheo Ave, Suite A-214	Kailua	HI	Mortgage Sales	Leased	665	$19,094	/	yr	month to month
1540 W North Ave. #2	Chicago	IL	Mortgage Sales	Leased	1,000	$19,800	/	yr	month to month
1016 W Jackson Blvd Suites 503&505	Chicago	IL	Mortgage Sales	Leased	1,000	$3,000	/	mo	month to month
7227 West Madison Street Suite F	Forest Park	IL	Mortgage Sales	Leased	1,800	$8,400	/	yr	month to month
1200 Jorie Blvd #220	Oak Brook	IL	Mortgage Sales	Leased	4,763	$84,940	/	yr	10/31/14
16744 Oak Park Ave	Tinley Park	IL	Mortgage Sales	Leased	500	$499	/	mo	month to month
6813 Hobson Valley Drive #104	Woodridge	IL	Mortgage Sales	Leased	1,000	$3,000	/	yr	month to month
6900 College Blvd., Suite 950	Overland Park	KS	Mortgage Sales	Leased	2,800	$55,100	/	yr	01/31/13
6900 Houston Rd. #21 & 22	Florence	KY	Mortgage Sales	Leased	1,700	$1,900	/	mo	month to month
4401 N. I-10 Service Rd. Suite 104	Metairie	LA	Mortgage Sales	Leased	507	$7,200	/	yr	09/30/13
150 A Andover Street	Danvers	MA	Mortgage Sales	Leased	2,138	$28,863	/	yr	05/30/13
12977 North Forty Drive Ste 203	St. Louis	MO	Mortgage Sales	Leased	2,933	$50,881	/	yr	11/30/14
1400 Battleground Ave #202-A	Greensboro	NC	Mortgage Sales	Leased	260	$238	/	mo	07/31/13
8601 Six Forks Rd.	Raleigh	NC	Mortgage Sales	Leased	160	$799	/	mo	09/30/13
127 Village Rd	Shallotte	NC	Mortgage Sales	Leased	500	$3,000	/	yr	05/31/13
142 Main Street	Nashua	NH	Mortgage Sales	Leased	500	$9,000	/	yr	01/31/13
60 Main Street Suite 322	Nashua	NH	Mortgage Sales	Leased	1,000	$14,256	/	yr	07/01/14
212 West Route 38 #200	Moorestown	NJ	Mortgage Sales	Leased	500	$5,100	/	yr	08/14/13
6540 South Pecos Road, Building A, Suite 104	Clark County	NV	Mortgage Sales	Leased	2,802	$2,662	/	mo	10/31/14
375 N Stephanie #2311	Henderson	NV	Mortgage Sales	Leased	3,938	$47,256	/	yr	08/31/14
2370 Corporate Circle, Suite 200	Henderson	NV	Mortgage Sales	Leased	7,741	$169,063	/	yr	12/01/17
3285 North Fort Apache Road	Las Vegas	NV	Mortgage Sales	Leased	1,000	$11,500	/	mo	month to month
3275 N Fort Apache Rd, Stuie #150	Las Vegas	NV	Mortgage Sales	Leased	2,000	$2,448	/	mo	06/15/13
3406 S Durango Dr #100	Las Vegas	NV	Mortgage Sales	Leased	3,165	$34,182	/	yr	07/31/15
9330 W. Sahara Ave #270	Las Vegas	NV	Mortgage Sales	Leased	3,000	$3,351	/	mo	07/01/16
800 s Meadows Pkwy #600	Reno	NV	Mortgage Sales	Leased	1,346	$20,190	/	yr	05/31/14
26341 Curtiss Wright Pkwy Ste 101	Richmond Heights	OH	Mortgage Sales	Leased	3,600	$2,025	/	mo	month to month
5000 Rockside Road #100	Independence	OH	Mortgage Sales	Leased	1,000	$19,025	/	yr	month to month
2649 N. High Street, Suite A	Columbus	OH	Mortgage Sales	Subleased	1,500	$500	/	mo	month to month
1205 West Abrams Street	Arlington	TX	Mortgage Sales	Leased	463	$84,000	/	yr	month to month
2900 South Congress #101	Austin	TX	Mortgage Sales	Leased	916	$2,005	/	mo	month to month
8700 Manchca Road #603	Austin	TX	Mortgage Sales	Leased	1,000	$300	/	mo	month to month
9737 Great Hills Trail, Suite 150	Austin	TX	Mortgage Sales	Leased	3,667	$54,088	/	yr	02/28/17
9737 Great Hills Trail, Suite 200	Austin	TX	Mortgage Sales	Leased	8,000	$11,333	/	mo	12/31/13
1213 East Alton Gloor Blvd Suite H	Brownsville	TX	Mortgage Sales	Leased	1,000	$13,200	/	yr	month to month
255 Elk Drive Suite D	Burleson	TX	Mortgage Sales	Leased	1,182	$19,503	/	yr	01/31/14
12201 Merit Drive, Suite 400	Dallas	TX	Mortgage Sales	Leased	4,613	$83,034	/	yr	month to month
4144 North Central Expressway Stuite 600	Dallas	TX	Mortgage Sales	Leased	420	$10,320	/	yr	07/31/13
223 North Cedar Ridge	Duncanville	TX	Mortgage Sales	Leased	1,000	$9,600	/	yr	month to month
5211 South McColl Road Suite G	Edinburg	TX	Mortgage Sales	Leased	1,000	$450	/	mo	month to month
11601 Pellicano Suite A-14&15	El Paso	TX	Mortgage Sales	Leased	2,160	$30,000	/	yr	01/30/15
4936 Collinwood Sutie 110	Fort Worth	TX	Mortgage Sales	Leased	750	$13,500	/	yr	08/31/14
17000 El Camino Real #103D	Houston	TX	Mortgage Sales	Leased	750	$750	/	mo	month to month

Item 2. Properties (Continued)
Street	City	State	Function	Owned Leased	Approximate Square Footage	Lease Amount			Expiration
6420 Richmond #208	Houston	TX	Mortgage Sales	Leased	700	$9,100	/	yr	month to month
17347 Village Green Drive-102A	Houston	TX	Mortgage Sales	Leased	3,000	$4,495	/	mo	month to month
5353 W. Sam Houston Parkway N., Suite 170	Houston	TX	Mortgage Sales	Leased	5,442	$69,756	/	yr	04/30/13
7410 Westview	Houston	TX	Mortgage Sales	Leased	1,000	$18,000	/	yr	03/31/15
4600 Hwy 6 North, Ste 220	Houston	TX	Mortgage Sales	Leased	463	$7,030	/	yr	03/31/15
2825 Wilcrest Drive, Ste 220	Houston	TX	Mortgage Sales	Leased	120	$400	/	mo	month to month
545 E John Carpenter, Ste 300	Irving	TX	Mortgage Sales	Leased	1,081	$3,629	/	mo	month to month
201 Kingwood Medical Drive A400	Kingwood	TX	Mortgage Sales	Leased	1,850	$4,420	/	mo	month to month
1310 RR 620 S #C15	Lakeway	TX	Mortgage Sales	Leased	2,472	$3,060	/	mo	month to month
201 W Del Mar Blvd # 5B	Laredo	TX	Mortgage Sales	Leased	500	$1,627	/	mo	month to month
1901 East Palm Valley Blvd	Round Rock	TX	Mortgage Sales	Leased	1,100	$13,200	/	yr	07/31/13
1354 North Loop 1604 East	San Antonio	TX	Mortgage Sales	Leased	3,622	$56,684	/	yr	03/18/13
1110 South Alamo	San Antonio	TX	Mortgage Sales	Leased	1,016	$1,300	/	mo	12/31/15
1036 South Alamo	San Antonio	TX	Mortgage Sales	Leased	575	$11,700	/	yr	03/31/13
19901 Southwest Freeway #108	Sugarland	TX	Mortgage Sales	Leased	500	$500	/	mo	month to month
206 FM 1237	Troy	TX	Mortgage Sales	Leased	200	$275	/	mo	month to month
3334 WSW Loo 323 # 121	Tyler	TX	Mortgage Sales	Leased	180	$235	/	mo	09/30/13
602 S Main St #300	Weatherford	TX	Mortgage Sales	Leased	1,000	$1,800	/	mo	month to month
13961 Minuteman Drive Suite 125	Draper	UT	Mortgage Sales	Leased	2,807	$4,795	/	mo	09/30/17
13997 Minuteman Drive Suite 100	Draper	UT	Mortgage Sales	Leased	5,492	$2,975	/	mo	09/30/17
497 South Main	Ephraim	UT	Mortgage Sales	Leased	500	$765	/	mo	09/30/15
1558 N Woodland Park Drive #400	Layton	UT	Mortgage Sales	Leased	1,000	$2,500	/	mo	month to month
6965 South Union Park, Suites #300, #460, #470, & #480	Midvale	UT	Mortgage Sales	Leased	29,184	$44,703	/	mo	02/28/18
7651 South Main Street	Midvale	UT	Mortgage Sales	Leased	665	$12,768	/	mo	month to month
1245 Deer Valley Drive #3A	Park City	UT	Mortgage Sales	Leased	2,183	$43,660	/	yr	12/31/14
1864 West 12600 South	Riverton	UT	Mortgage Sales	Leased	277	$6,911	/	yr	month to month
970 East Murray-Holladay Rd., Suite 603	Salt Lake City	UT	Mortgage Sales	Leased	6,357	$47,722	/	yr	01/31/13
307 West 200 South, Ste 2001	Salt Lake City	UT	Mortgage Sales	Leased	500	$500	/	mo	month to month
9815 S. Monroe Street	Sandy	UT	Mortgage Sales	Leased	2,819	$59,988	/	yr	03/31/16
1099 West South Jordan Parkway	South Jordan	UT	Mortgage Sales	Leased	3,329	$60,311	/	yr	10/31/14
70 South Main Street	Tooele	UT	Mortgage Sales	Leased	1,230	$25,200	/	yr	04/19/14
8831 South Redwood Rd	West Jordan	UT	Mortgage Sales	Leased	1,000	$97,248	/	yr	month to month
1604 Hewitt Ave, Suite 703	Everett	WA	Mortgage Sales	Leased	2,038	$4,650	/	mo	month to month
720 South 333rd St#102	Federal Way	WA	Mortgage Sales	Leased	2,000	$6,253	/	mo	month to month
11335 NE 122nd Way, Suite #138 & #115	Kirkland	WA	Mortgage Sales	Leased	230	$1,475	/	mo	month to month
5400 Carillon Point	Kirkland	WA	Mortgage Sales	Leased	500	$5,089	/	mo	month to month
803 Vandercook Way #6E	Longview	WA	Mortgage Sales	Leased	500	$995	/	mo	month to month
424 29th Ave NE, Suite A	Puyallup	WA	Mortgage Sales	Leased	2,782	$4,869	/	mo	05/31/15
110 East Stewart Ave	Puyallup	WA	Mortgage Sales	Leased	3,400	$4,000	/	mo	month to month
5909 6th Avenue A	Kenosha	WI	Mortgage Sales	Leased	1,000	$950	/	mo	month to month

The Company believes the office facilities it occupies are in good operating condition and adequate for current operations. The company will enter into additional leases as expansion warrants.  Those leases will be month to month where possible.  As leases expire the Company will either renew or find comparable leases or acquire additional office space.

The following table summarizes the location and acreage of the six Company owned cemeteries, each of which includes one or more mausoleums:

				Net Saleable Acreage
Name of Cemetery	Location	Date Acquired	Developed Acreage (1)	Total Acreage (1)	Acres Sold as Cemetery Spaces (2)	Total Available Acreage (1)
Memorial Estates, Inc.
Lakeview Cemetery	1640 East Lakeview Drive Bountiful, Utah	1973	7	40	6	34

Mountain View Cemetery (5)	3115 East 7800 South Salt Lake City, Utah	1973	16	54	15	39

Redwood Cemetery (4) (5)	6500 South Redwood Road West Jordan, Utah	1973	34	78	29	49

Cottonwood Mortuary, Inc.
Deseret Memorial Inc. Lake Hills Cemetery (3)	10055 South State Street Sandy, Utah	1991	9	41	4	37

Holladay Memorial Park (3)(4)	4900 South Memory Lane Holladay, Utah	1991	5	14	4	10

California Memorial Estates
Singing Hills Memorial Park	2800 Dehesa Road El Cajon, California	1995	8	35	4	31

(1)	The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company’s inspection of the cemeteries.
(2)	Includes spaces sold for cash and installment contract sales.
(3)
As of December 31, 2012, there were mortgages of approximately $749,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, and Lake Hills Cemetery.

(4)	These cemeteries include two granite mausoleums.
(5)	The Company is planning to develop additional acreage at both Mountain View Cemetery and Redwood Cemetery in 2013.

Item 2. Properties (Continued)

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the eleven Company owned mortuaries:

		Date	Viewing		Square
Name of Mortuary	Location	Acquired	Room(s)	Chapel(s)	Footage
Memorial Mortuary	5850 South 900 East
	Murray, Utah	1973	3	1	20,000

Memorial Estates, Inc.:
Redwood Mortuary(2)	6500 South Redwood Rd.
	West Jordan, Utah	1973	2	1	10,000

Mountain View Mortuary(2)	3115 East 7800 South
	Salt Lake City, Utah	1973	2	1	16,000

Lakeview Mortuary(2)	1640 East Lakeview Dr.
	Bountiful, Utah	1973	0	1	5,500

Paradise Chapel Funeral Home	3934 East Indian School Road
	Phoenix, Arizona	1989	2	1	9,800

Deseret Memorial, Inc.:
Deseret Mortuary(1)	36 East 700 South
	Salt Lake City, Utah	1991	2	2	36,300

Lakehills Mortuary(2)	10055 South State St.
	Sandy, Utah	1991	2	1	18,000

Cottonwood Mortuary(1)(2)	4670 South Highland Dr.
	Holladay, Utah	1991	2	1	14,500

(1)
As of December 31, 2012, there were mortgages of approximately $749,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park and Lake Hills Cemetery.

(2)	These funeral homes also provide burial niches at their respective locations.

Item 3.  Legal Proceedings

Lehman Brothers – Aurora Loan Services Litigation

On April 15, 2005, SecurityNational Mortgage entered into a loan purchase agreement with Lehman Brothers Bank, FSB (“Lehman Bank”). Under the terms of the loan purchase agreement, Lehman Bank agreed to purchase mortgage loans from time to time from SecurityNational Mortgage. During 2007, Lehman Bank and its wholly owned subsidiary, Aurora Loan Services LLC (“Aurora Loan Services”), purchased a total of 1,490 mortgage loans in the aggregate amount of $352,774,000 from SecurityNational Mortgage. Lehman Bank asserted that certain mortgage loans that it purchased from SecurityNational Mortgage during 2007 contained alleged misrepresentations and early payment defaults. As a result of these alleged breaches in the mortgage loans, Lehman Bank contended it had the right to require SecurityNational Mortgage to repurchase certain loans or be liable for losses related to such loans under the loan purchase agreement. SecurityNational Mortgage disagrees with these claims.

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

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $-0-, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  As of December 31, 2012, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

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

Lehman Holdings’ alleged claims are for damages for breach of contract and breach of warranty pursuant to a loan purchase agreement and Seller’s Guide. Based on claiming that the Indemnification Agreement is null and void pursuant to its lawsuit, Lehman Holdings has initially claimed damages in excess of $5,000,000. Prior to declaring the Indemnification Agreement null and void, Lehman Holdings claimed in a then recent billing statement under the terms of the Indemnification Agreement, that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement. SecurityNational Mortgage strongly disagrees with the position of Lehman Holdings and, as set forth in its May 11, 2011 complaint, seeks affirmative relief of approximately $4,000,000 from Lehman Bank and Aurora Loan Services, which are related to Lehman Holdings.

On September 4, 2012, SecurityNational Mortgage filed a motion for summary judgment in its action against Lehman Bank and Aurora Loan Services on certain material issues, as well as against Lehman Holdings regarding its claims against SecurityNational Mortgage.  Lehman Bank and Aurora Loan Services filed a cross motion for summary judgment as to the issues in SecurityNational Mortgage’s motion and, in the Lehman Holdings case, Lehman Holdings has requested that the Court allow a cross motion on the issues which are the subject of SecurityNational Mortgage’s September 4, 2012 motion.  The cases are before two different federal judges.

On February 27, 2013, SecurityNational Mortgage’s motion for summary judgment against Lehman Bank and Aurora Loan Services and the related cross motion were heard by Judge David Nuffer of the United States District Court for the District of Utah. After an extensive hearing, Judge Nuffer requested that the parties prepare findings of fact in accordance with the Court’s earlier promulgated findings as modified at the hearing, and that each party submit proposed conclusions of law related to the motions. Judge Nuffer also said that he may request a further hearing on the matter. SecurityNational Mortgage’s motion in the Lehman Holdings case is presently set for hearing on May 30, 2013 before Judge Ted Stewart of the United States District Court for the District of Utah.

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which if adversely determined, would have a material adverse effect on its financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2012.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

The Company’s Class A Common Stock trades on the Nasdaq National Market under the symbol “SNFCA.” Prior to August 13, 1987, there was no active public market for the Class A and Class C Common Stock. As of March 27, 2013, the closing sales price of the Class A Common Stock was $6.77 per share. The following were the high and low market closing sales prices for the Class A Common Stock by quarter as reported by Nasdaq since January 1, 2011:

	Price Range (1)
	High	Low
Period (Calendar Year)
2011
First Quarter	$1.84	$1.50
Second Quarter	$1.63	$1.23
Third Quarter	$1.43	$1.06
Fourth Quarter	$1.48	$1.00

2012
First Quarter	$1.62	$1.19
Second Quarter	$2.32	$1.39
Third Quarter	$4.43	$2.19
Fourth Quarter	$9.98	$4.11

2013
First Quarter (through March 27, 2013)	$14.43	$6.77

 (1) Sales prices have been adjusted retroactively for the effect of annual stock dividends.

The Class C Common Stock is not traded.  See Note 11 of the Notes to Consolidated Financial Statements.

The Company has never paid a cash dividend on its Class A or Class C Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C Common Stock has been paid each year from 1990 through 2012.

The graph below compares the cumulative total stockholder return of the Company’s Class A common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance Index for the period from December 31, 2008 through December 31, 2012. The graph assumes that the value of the investment in the Company’s Class A common stock and in each of the indexes was 100 at December 31, 2008 and that all dividends were reinvested.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company’s Class A common stock.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
SNFC	100	216	127	98	529
S & P 500	100	123	139	139	158
S & P Insurance	100	111	127	115	146

Item 6. Selected Financial Data - The Company and Subsidiaries (Consolidated)

The following selected financial data is for each of the five years ended December 31, 2012, and is derived from the audited consolidated financial statements. The data as of December 31, 2012 and 2011, and for the three years ended December 31, 2012, should be read in conjunction with the consolidated financial statements, related notes and other financial information.

Consolidated Statement of Earnings Data:

	Year Ended December 31
	2012(3)	2011(2)	2010	2009	2008(1)
Revenue
Premiums	$48,216,000	$48,457,000	$38,509,000	$38,394,000	$35,963,000
Net investment income	23,250,000	20,011,000	18,616,000	19,915,000	28,201,000
Net mortuary and cemetery sales	10,865,000	10,761,000	11,520,000	11,974,000	12,726,000
Realized gains on investments	1,425,000	2,464,000	1,615,000	1,223,000	1,018,000
Other than temporary impairments	(1,208,000)	(841,000)	(674,000)	(326,000)	(2,752,000)
Mortgage fee income	150,553,000	77,605,000	97,343,000	144,275,000	143,259,000
Other	1,159,000	1,110,000	1,582,000	1,415,000	1,015,000
Total revenues	234,260,000	159,567,000	168,511,000	216,870,000	219,430,000

Expenses
Policyholder benefits	45,681,000	46,204,000	37,947,000	37,369,000	34,325,000
Amortization of deferred policy acquisition costs	5,450,000	5,769,000	4,431,000	5,693,000	4,571,000
Selling, general and administrative expenses	156,310,000	102,513,000	122,217,000	161,785,000	169,917,000
Interest expense	3,744,000	1,961,000	2,779,000	3,326,000	7,449,000
Cost of goods and services of the mortuaries and cemeteries	1,724,000	1,883,000	2,226,000	2,349,000	2,437,000
Total benefits and expenses	212,909,000	158,330,000	169,600,000	210,522,000	218,699,000
Earnings (loss) before income taxes	21,351,000	1,237,000	(1,089,000)	6,348,000	731,000
Income tax benefit (expense)	(4,639,000)	62,000	658,000	(2,574,000)	(156,000)
Net earnings (loss)	$16,712,000	$1,299,000	$(431,000)	$3,774,000	$575,000

Net earnings (loss) per common share (4)	$1.65	$0.13	$(0.04)	$0.39	$0.06
Weighted average outstanding common shares (4)	10,135,000	9,894,000	9,688,000	9,668,000	10,074,000
Net earnings (loss) per common share-assuming dilution (4)	$1.57	$0.13	$(0.04)	$0.39	$0.06
Weighted average outstanding common shares-assuming dilution (4)	10,678,000	10,002,000	9,688,000	9,671,000	10,074,000

Balance Sheet Data:

	December 31
	2012(3)	2011(2)	2010	2009	2008(1)
Assets
Investments and restricted assets	$351,034,000	$336,124,000	$278,949,000	$302,915,000	$309,142,000
Cash	38,906,000	17,084,000	39,557,000	39,464,000	19,914,000
Receivables	111,157,000	87,252,000	71,035,000	50,125,000	33,003,000
Other assets	96,120,000	82,591,000	77,471,000	79,523,000	81,167,000
Total assets	$597,217,000	$523,051,000	$467,012,000	$472,027,000	$443,226,000

Liabilities
Policyholder benefits	$443,388,000	$388,538,000	$351,563,000	$342,574,000	$331,954,000
Bank & other loans payable	11,910,000	25,019,000	7,066,000	8,940,000	6,640,000
Cemetery & mortuary liabilities	13,412,000	13,140,000	13,192,000	13,382,000	13,467,000
Cemetery perpetual care obligation	3,153,000	2,983,000	2,854,000	2,756,000	2,648,000
Other liabilities	45,542,000	32,140,000	32,408,000	44,570,000	34,605,000
Total liabilities	517,405,000	461,820,000	407,083,000	412,222,000	389,314,000

Stockholders’ equity	79,812,000	61,231,000	59,929,000	59,805,000	53,912,000

Total liabilities and stockholders’ equity	$597,217,000	$523,051,000	$467,012,000	$472,027,000	$443,226,000

(1) Includes the purchase of Southern Security Life Insurance Company on December 18, 2008.
(2) Includes the assumption reinsurance of North America Life Insurance Company on March 30, 2011.
(3) Includes the coinsurance with Mothe Life Insurance Company and DLE Life Insurance Company on November 1, 2012.
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

A funeral plan is a small face value life insurance policy that generally has face coverage of up to $25,000.  The Company believes that funeral plans represent a marketing niche that has lower competition because most insurance companies do not offer similar coverage.  The purpose of the funeral plan policy is to pay the costs and expenses incurred at the time of the person’s death.  On a per thousand dollar cost of insurance basis these policies can be more expensive to the policy holder than many types of non-burial insurance due to their low face amount, requiring the fixed cost of the policy administration  be distributed over a smaller policy size, and the simplified underwriting practices that result in higher mortality costs.

The following table shows the financial results for the Company’s insurance operations for the years ended December 31, 2012, 2011 and 2010.  See Note 14 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2012	2011	2012 vs 2011 % Increase (Decrease)	2010	2011 vs 2010 % Increase (Decrease)
Revenues from external customers
Insurance premiums	$48,216	$48,457	0%	$38,509	26%
Net investment income	17,951	17,296	4%	14,738	17%
Other	690	1,468	(53%)	2,008	(27%)
Total	$66,857	$67,221	(1%)	$55,255	22%
Intersegment revenue	$7,571	$5,833	30%	$6,817	(14%)
Earnings before income taxes	$4,591	$2,698	70%	$1,860	45%

Intersegment revenues for the Company’s insurance operations are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in 2012 has improved due to increases in net investment income, increases in intersegment revenues and decreases in expenses.

Life Insurance Acquisitions, Mergers and Reinsurance

Reinsurance with Mothe Life Insurance Company and DLE Life Insurance Company

On December 19, 2012, the Company, through its wholly owned subsidiary, Security National Life, entered into a Coinsurance Agreement with Mothe Life Insurance Company, a Louisiana domiciled insurance company, and a subsidiary, DLE Life Insurance Company, also a Louisiana domiciled life insurance company (collectively referred to as “Mothe Life”). The effective date of the Coinsurance Agreement was November 1, 2012. Under the terms of the Coinsurance Agreement, Security National Life agreed to reinsure certain insurance policies of Mothe Life in exchange for the settlement amount of $34,485,000. In addition, the Coinsurance Agreement provided that effective November 1, 2012, Mothe Life ceded and transferred to Security National Life, and Security National Life accepted and coinsured all of Mothe Life’s contractual liabilities under the coinsured policies by means of indemnity reinsurance. On December 18, 2012, the Louisiana Department of Insurance approved the Coinsurance Agreement.

The Coinsurance Agreement further provided that on and after the effective date of November 1, 2012, Security National Life was entitled to exercise all contractual rights of Mothe Life under the coinsured policies in accordance with the terms and provisions of such policies. Moreover, after the closing date of December 19, 2012, the Company agreed to be responsible for all the contractual liabilities under the coinsured policies, including the administration of the coinsured policies at its sole expense in accordance with the terms and conditions of a Service Agreement between Security National Life and Mothe Life. Pursuant to the terms of the Coinsurance Agreement, Security National Life paid a ceding commission to Mothe Life in the amount of $4,684,000. As a result of the ceding commission, Mothe Life transferred $34,485,000 in assets and $39,169,000 in statutory reserves, or liabilities, to Security National Life.

Reinsurance with North America Life Insurance Company

On March 30, 2011, the Company, through its wholly owned subsidiary, Security National Life, completed a Coinsurance Agreement with North America Life Insurance Company (“North America Life”), a Texas domiciled insurance company. Under the terms of the Coinsurance Agreement, Security National Life agreed to reinsure certain insurance policies of North America Life in exchange for the settlement amount of $15,703,000. Effective as of December 1, 2010, North America Life ceded or transferred to Security National Life, and Security National Life accepted and coinsured all of North America Life’s contractual liabilities under the coinsured policies by means of indemnity reinsurance. The Coinsurance Agreement was approved by the Texas Department of Insurance.

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

Pursuant to the terms of the Coinsurance Agreement, Security National Life paid a ceding commission to North America Life in the amount of $3,526,000. In addition, North America Life transferred $15,703,000 in assets and $19,230,000 in statutory reserves, or liabilities net of due and deferred premiums, to Security National Life. The $15,703,000 in assets included $12,990,000 in cash, $9,000 in policy loans, and $2,704,000 in promissory notes secured by real estate properties located in Bexar, Liberty, Travis and Wilson Counties in the State of Texas. The promissory notes are also guaranteed by business entities and an individual.

On September 1, 2011, Security National Life, with the approval of the Texas Department of Insurance, assumed all of the policies that  were issued by North America Life and previously assumed and coinsured pursuant to the terms of the Coinsurance Agreement. Security National Life has assumed the same terms and conditions as set forth in each policy and certificates of assumptions were sent to all policyholders.

On August 31, 2011, the Company entered into a Stock Purchase Agreement with North America Life to purchase all of the outstanding shares of common stock of Trans-Western Life Insurance Company (“Trans-Western”), a Texas domiciled insurance company and a wholly-owned subsidiary of North America Life.  The Company completed the Stock Purchase Agreement on May 2, 2012. The purchase consideration paid was $494,000, which was equal to the capital and surplus of Trans-Western on May 2, 2012. On March 20, 2012, the Texas Insurance Department approved the Stock Purchase Agreement, and all of Trans-Western’s insurance business was ceded to North America Life, of which approximately 47% of the insurance in force was assumed by the Company under the Coinsurance Agreement as described in Note 9 of the Notes to Consolidated Statements. As part of the stock purchase transaction, the Company recaptured the 47% of insurance in force.

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

The following table shows the condensed financial results for the Company’s cemetery and mortuary operations for the years ended December 31, 2012, 2011 and 2010.  See Note 14 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2012	2011	2012 vs 2011 % Increase (Decrease)	2010	2011 vs 2010 % Increase (Decrease)
Revenues from external customers
Mortuary revenues	$4,567	$4,864	(6%)	$6,211	(22%)
Cemetery revenues	6,297	5,897	7%	5,309	11%
Realized gains (losses)	9	868	(99%)	(27)	(3315%)
Other	470	308	53%	321	(4%)
Total	$11,343	$11,937	(5%)	$11,814	1%
Earnings (Losses) before income taxes	$219	$461	(52%)	$(986)	(147%)

The realized gain in the Company’s cemetery and mortuary operations in 2011 was due to the sale of Greer-Wilson Funeral Home and Crystal Rose Funeral Home. Included in other revenue was rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income was offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates recorded depreciation on these properties of $1,029,000 and $1,025,000 for the twelve months ended December 31, 2012 and 2011, respectively.

Mortgage Operations

Approximately 67% of the Company’s revenues and expenses for the fiscal year 2012 were through its wholly owned subsidiary, SecurityNational Mortgage Company (“SecurityNational Mortgage”). SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows, including loan purchase agreements from Security National Life Insurance Company (“Security National Life”), and with unaffiliated financial institutions.

SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and retains servicing on some of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through SecurityNational Mortgage. For the twelve months ended December 31, 2012, 2011 and 2010, SecurityNational Mortgage originated and sold 13,392 loans ($2,451,843,000 total volume), 8,100 loans ($1,407,212,000 total volume), and 11,251 loans ($2,094,738,000 total volume), respectively.

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

The mortgage loan volume in 2012 was higher than in 2011 primarily due to an increase in market share. The increase in market share was attributed to an expansion of the retail loan operations of SecurityNational Mortgage.  SecurityNational Mortgage anticipates the loan volume for 2013 to be approximately $125,000,000 to $240,000,000 per month range which was comparable to the per month range in 2012.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to two unaffiliated warehouse banks.  On March 19, 2012, SecurityNational Mortgage and Wells Fargo Bank, N.A. (“Wells Fargo”) entered into a loan purchase agreement in which Wells Fargo agreed to provide a warehouse line of up to $55,000,000 to fund certain approved mortgage loans originated by SecurityNational Mortgage. On August 6, 2012, SecurityNational Mortgage and Wells Fargo agreed to an amendment to the March 19, 2012 loan purchase agreement to increase the amount of the warehouse line available to fund mortgage loans originated by SecurityNational Mortgage from $55,000,000 to $75,000,000.

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

The following table shows the condensed financial results for the Company’s mortgage operations for the years 2012, 2011 and 2010.  See Note 14 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2012	2011	2012 vs 2011 % Increase (Decrease)	2010	2011 vs 2010 % Increase (Decrease)
Revenues from external customers
Revenues from loan originations	$120,749	$64,415	87%	$78,450	(18%)
Secondary gains from investors	29,804	13,190	126%	18,892	(30%)
Total	$150,553	$77,605	94%	$97,342	(20%)
Earnings (Losses) before income taxes	$16,542	$(1,922)	961%	$(1,964)	(2%)

The increase in earnings for the Company’s mortgage operations for the twelve months ended December 31, 2012 as compared to December 31, 2011 was due to higher loan volume and higher secondary gains from investors.

Mortgage Accounting Policy

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

SecurityNational Mortgage must determine that all three sales criteria are met at the time a mortgage loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans made prior to warehouse banks purchasing the loans under the purchase commitments. As of December 31, 2012, there was $201,681,000 in mortgage loans in which settlements with third party investors were still pending.

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

Loan purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled. Depending on market conditions, these commitment settlement dates can be extended at a cost to SecurityNational Mortgage. Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount. SecurityNational Mortgage’s historical data shows that 99% of all loans originated are generally settled by the investors as agreed within 20 days after delivery. There are situations, however, when SecurityNational Mortgage determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in its best interest to repurchase those loans from the warehouse banks.

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

As of December 31, 2012, the Company’s long term mortgage loan portfolio consisted of $11,679,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $6,039,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $11,679,000 in mortgage loans with delinquencies more than 90 days. During the twelve months ended December 31, 2012 and 2011, the Company increased its allowance for mortgage losses by $434,000 and $1,236,000, respectively, which was charged to loan loss expense and included in selling, general and administrative expenses for the period. The allowances for mortgage loan losses as of December 31, 2012 and 2011 were $4,240,000 and $4,881,000, respectively.

Also at December 31, 2012, the Company had foreclosed on a total of $60,710,000 in long term mortgage loans, of which $17,020,000 of the loans foreclosed were reclassified as other real estate held for investment or sale during 2012. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its respective life, cemeteries and mortuaries, and mortgage subsidiaries, and will rent the properties until it is deemed economically desirable to sell them.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses in years ended December 31, 2012 and 2011 were $4,053,000 and $1,668,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2012 and 2011, the balances were $6,035,000 and $2,338,000, respectively.

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

In addition, under the terms of the settlement agreement, Wells Fargo has the right to deduct 10 basis points (.0010) from the purchase proceeds of each loan that SecurityNational Mortgage sells to Wells Fargo during the period from April 8, 2011 to March 31, 2017.  The amounts deducted by Wells Fargo for years ended December 31, 2012 and 2011 were $2,674,269 and $928,075, respectively, representing 10 basis points from the purchase proceeds of the loans that SecurityNational Mortgage sold to Wells Fargo during that period.

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser other than Wells Fargo and pay such amounts to Wells Fargo.  The amounts deducted by Wells Fargo for the years ended December 31, 2012 and 2011 were $617,740 and $80,554, respectively, representing 10 basis points from the purchase proceeds of the loans it sold to mortgage loan purchasers other than Wells Fargo during that period.

Finally, SecurityNational Mortgage is required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs. These real estate properties consist of 27 real estate properties with a total book value of $5,404,900 as of December 31, 2012. Thus far, none of these real estate properties have been sold, liquidated or transferred.

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

As of December 31, 2012, third party investors had asserted total potential claims and notices of potential claims relating to mortgage loan repurchases, indemnifications and other issues that are substantially greater than $25,000,000.  Additional potential claims and notices of potential claims from third party investors have been made since December 31, 2012.  The Company has reserved and accrued $6,035,000 as of December 31, 2012 to settle all such investor related claims.

The total amount of potential claims and notices of potential claims are greater than the net asset value of SecurityNational Mortgage, which was $26,835,000 on December 31, 2012, and its reserve for mortgage loan loss, which was $6,035,000 on December 31, 2012.  SecurityNational Mortgage disagrees with the claims and notices of potential claims asserted by third party investors against it and believes it has significant defenses to these claims.  Any additional losses in excess of the current loan loss reserve cannot be estimated as SecurityNational Mortgage is currently in the process of reviewing repurchase demands and notices of potential claims from third party investors.

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

JP Morgan Chase Indemnification Demand
The Company and its wholly-owned subsidiary, SecurityNational Mortgage, received a notice of claim for indemnification dated December 21, 2011, relating to mortgage loans that EMC Mortgage, LLC (“EMC Mortgage”) allegedly purchased as a third party investor from SecurityNational Mortgage.  The notice was from JP Morgan Chase & Co. (“JP Morgan Chase”) on behalf of EMC Mortgage.  According to the notice, the alleged indemnification claim relates to mortgage loans that SecurityNational Mortgage sold to EMC Mortgage under a Mortgage Loan Purchase Agreement, dated December 5, 2005, between SecurityNational Mortgage and EMC. The notice also referenced an Agreement of Guaranty, dated February 23, 2006, by the Company relative to EMC Mortgage.  The notice states that EMC Mortgage allegedly purchased mortgage loans from SecurityNational Mortgage, which were later securitized by means of mortgage pass-through certificates.

The notice of indemnification claim from JP Morgan Chase also states that EMC Mortgage has been named in a lawsuit by the Bear Stearns Mortgage Funding Trust 2007-AR2 (the “Trust”), which was filed on September 13, 2011 in the Delaware Court of Chancery.   A copy of the complaint and the amended complaint was provided to the Company by JP Morgan Chase. The amended complaint contends that more than 800 residential mortgage loans that EMC Mortgage sold to the Trust contained breaches of representations and warranties concerning the mortgage loans. The amended complaint also contends that despite EMC Mortgage’s assurance to the Trust that the mortgage loans met certain minimum quality standards, there have been defaults and foreclosures in many of such loans.  As a result of the alleged defaults and foreclosures, the amended complaint asserts that EMC Mortgage is required to repurchase from the Trust any loans in which it breached its representations and warranties, in the amount of the mortgage loans’ outstanding principal balance and all accrued but unpaid interest.

The notice from JP Morgan Chase further states that the Company and SecurityNational Mortgage are required to indemnify EMC Mortgage for any losses arising from the lawsuit against EMC based upon alleged untrue statements of material fact related to information that was provided by SecurityNational Mortgage.  The amended complaint includes the loan numbers of the alleged non-complying mortgage loans that EMC Mortgage sold to the Trust.  In a letter dated February 7, 2012, from JP Morgan Chase that accompanied a copy of the amended complaint, JP Morgan Chase asserted that 21 mortgage loans originated by SecurityNational Mortgage were included in the lawsuit as part of the alleged non-complying mortgage loans that EMC allegedly sold to the Trust.  Thus, it appears that only a very small percentage of the alleged non-complying mortgage loans that EMC Mortgage sold to the Trust were mortgage loans that SecurityNational Mortgage had sold to EMC.

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

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $-0-, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  As of December 31, 2012, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

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

Lehman Holdings’ alleged claims are for damages for breach of contract and breach of warranty pursuant to a loan purchase agreement and Seller’s Guide. Based on claiming that the Indemnification Agreement is null and void pursuant to its lawsuit, Lehman Holdings has initially claimed damages in excess of $5,000,000. Prior to declaring the Indemnification Agreement null and void, Lehman Holdings claimed in a then recent billing statement under the terms of the Indemnification Agreement, that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement. SecurityNational Mortgage strongly disagrees with the position of Lehman Holdings and, as set forth in its May 11, 2011 complaint, seeks affirmative relief of approximately $4,000,000 from Lehman Bank and Aurora Loan Services, which are related to Lehman Holdings.

On September 4, 2012, SecurityNational Mortgage filed a motion for summary judgment in its action against Lehman Bank and Aurora Loan Services on certain material issues, as well as against Lehman Holdings regarding its claims against SecurityNational Mortgage.  Lehman Bank and Aurora Loan Services filed a cross motion for summary judgment as to the issues in SecurityNational Mortgage’s motion and, in the Lehman Holdings case, Lehman Holdings has requested that the Court allow a cross motion on the issues which are the subject of SecurityNational Mortgage’s September 4, 2012 motion.  The cases are before two different federal judges.

On February 27, 2013, SecurityNational Mortgage’s motion for summary judgment against Lehman Bank and Aurora Loan Services and the related cross motion were heard by Judge David Nuffer of the United States District Court for the District of Utah. After an extensive hearing, Judge Nuffer requested that the parties prepare findings of fact in accordance with the Court’s earlier promulgated findings as modified at the hearing, and that each party submit proposed conclusions of law related to the motions. Judge Nuffer also said that he may request a further hearing on the matter. SecurityNational Mortgage’s motion in the Lehman Holdings case is presently set for hearing on May 30, 2013 before Judge Ted Stewart of the United States District Court for the District of Utah.

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

Mortgage Servicing Rights

Mortgage Service Rights (MSR) arise from contractual agreements between the Company and third-party investors (or their agents) when mortgage loans are sold. Under these contracts, the Company is obligated to retain and provide loan servicing functions on the loans sold, in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition of REO and property dispositions. The Company initially accounts for MSRs at fair value and subsequently accounts for them using the amortization method. MSR amortization is determined by amortizing the balance straight-line over an estimated nine year life. The Company periodically assesses MSRs accounted for using the amortization method for impairment.

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

Self-Insurance

The Company is self-insured for certain casualty insurance, workers compensation and liability programs. Self–Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided independent third-party actuaries. Management reviews its assumptions with its independent third-party administrators and actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date.

Results of Consolidated Operations

2012 Compared to 2011

Total revenues increased by $74,693,000, or 46.8%, to $234,260,000 for fiscal year 2012 from $159,567,000 for the fiscal year 2011. Contributing to this increase in total revenues was a $72,948,000 increase in mortgage fee income, a $3,239,000 increase in net investment income, a $103,000 increase in net cemetery and mortuary sales, and a $50,000 increase in other revenue.  This increase in total revenues was partially offset by a $1,039,000 decrease in realized gains on investments and other assets, a $367,000 increase in other than temporary impairments, and a $241,000 decrease in insurance premiums and other considerations.

Insurance premiums and other consideration decreased by $241,000, or 0.5%, to $48,216,000 for 2012, from $48,457,000 for the comparable period in 2011. This decrease was primarily due to a decrease in renewal premiums due to the decline of older blocks of business, which was offset by an increase in first year premiums due to increased insurance sales.

Net investment income increased by $3,239,000, or 16.2%, to $23,250,000 for 2012, from $20,011,000 for the comparable period in 2011. This increase was primarily attributable to a $2,461,000 increase in income from short-term investments, a $1,186,000 increase in income from real estate, a $378,000 decrease in investment expenses, and a $15,000 increase in interest on mortgage loans on real estate. This increase was partially offset by a $32,000 decrease in fixed maturity securities income, an $8,000 decrease in equity securities income, and a $5,000 decrease in policy loans income.

Net cemetery and mortuary sales increased by $103,000, or 1.0%, to $10,864,000 for 2012, from $10,761,000 for the comparable period in 2011. This increase was primarily due to a $400,000 increase in cemetery pre-need and at-need sales, which was offset by a $297,000 decrease in mortuary at-need sales.

Realized gains on investments and other assets decreased by $1,039,000, or 42.2%, to $1,425,000 in realized gains for 2012, from $2,464,000 in realized gains for the comparable period in 2011. This decrease in realized gains and losses on investments and other assets is primarily due to the one-time gain of $887,000 on the sale of Greer-Wilson Funeral Home and Crystal Rose Funeral Home that occurred in 2011, a $310,000 decrease in gains and losses on fixed maturity securities held to maturity, and an $85,000 decrease in gains and losses on securities available for sale.

Other than temporary impairments on investments increased by $367,000, or 43.6%, to $1,208,000 for 2012 from $841,000 for the comparable period in 2011. This increase was due a $195,000 increase in impairments on securities available for sale, a $95,000 increase in impairments on mortgage loans on real estate, a $40,000 increase in impairments on fixed maturity securities held to maturity, and  a $37,000 increase in impairments on other real estate owned held for investment.

Mortgage fee income increased by $72,948,000, or 94.0%, to $150,553,000 for 2012, from $77,605,000 for the comparable period in 2011. This increase was primarily attributable to an increase in secondary gains on mortgage loans sold to investors and an increase in loan volume due to the expansion of the retail loan operations of SecurityNational Mortgage.

Other revenues increased by $50,000, or 4.5%, to $1,159,000 for 2012 from $1,109,000 for the comparable period in 2011. This increase was due to an increase in miscellaneous revenues throughout the Company's operations.

Total benefits and expenses were $212,909,000, or 90.9% of total revenues, for 2012, as compared to $158,331,000, or 99.2% of total revenues, for the comparable period in 2011.

Death benefits, surrenders and other policy benefits, and future policy benefits decreased by an aggregate of $523,000 or 1.1%, to $45,681,000 for 2012, from $46,204,000 for the comparable period in 2011. This increase was primarily the result of a $93,000 increase in death benefits, a $207,000 increase in surrender and other policy benefits offset by a $823,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $320,000, or 5.5%, to $5,449,000 for 2012, from $5,769,000 for the comparable period in 2011. This decrease was primarily due to improved persistency in the traditional life and universal life lines of business.

Selling, general and administrative expenses increased by an aggregate of $53,796,000, or 52.5%, to $156,310,000 for 2012, from $102,514,000 for the comparable period in 2011. This increase was the result of an increase in commission expenses of $36,325,000, from $47,515,000 in 2011 to $83,840,000 in 2012, due to an increase in sales in the mortgage operations, life operations and the cemetery operations. Other expenses increased by $7,253,000 from $25,157,000 in 2011 to $32,410,000 in 2012 primarily due to an increase in loan volume by the mortgage operations. Salaries increased by $5,358,000 from $23,531,000 in 2011 to $28,889,000 in 2012, primarily due to an increase in the number of employees. Costs related to funding mortgage loans increased by $2,691,000 from $4,240,000 in 2011 to $6,931,000 in 2012 due primarily to more loans funded as a result of increased demand in the housing sector. Provision for loan losses increased by $2,169,000 from $2,070,000 in 2011 to $4,239,000 in 2012, primarily due to an increase in monthly loan origination volume.

Interest expense increased by $1,783,000, or 90.9%, to $3,744,000 for 2012, from $1,961,000 for the comparable period in 2011. This increase was primarily due to increased outstanding balances on warehouse lines.

Cost of goods and services sold of the cemeteries and mortuaries decreased by $159,000, or 8.4%, to $1,724,000 for 2012, from $1,883,000 for the comparable period in 2011. This decrease was primarily due to a decrease in mortuary at-need sales, which was offset by an increase in cemetery pre-need and at-need sales.

Other comprehensive income for the years ended December 31, 2012 and December 31, 2011 amounted to gains of $1,280,000 and a loss of $534,000, respectively. This increase of $1,814,000 in 2012 was primarily the result a $1,503,000 increase in unrealized gains in securities available for sale, and a gain of $311,000 in derivatives related to mortgage loans.

2011 Compared to 2010

Total revenues decreased by $8,943,000, or 5.3%, to $159,567,000 for fiscal year 2011 from $168,510,000 for the fiscal year 2010. Contributing to this decrease in total revenues was a $19,737,000 decrease in mortgage fee income, a $759,000 decrease in net cemetery and mortuary sales, a $472,000 decrease in other revenue, and a $167,000 increase in other than temporary impairments.  This decrease in total revenues was partially offset by a $9,948,000 increase in insurance premiums and other considerations, a $1,395,000 increase in net investment income, and an $849,000 increase in realized gains on investments and other assets.

Insurance premiums and other consideration increased by $9,948,000, or 25.8%, to $48,457,000 for 2011, from $38,509,000 for the comparable period in 2010. This increase was primarily due to the reinsurance transaction with North America Life that was completed in March 2011, an increase in renewal premiums, and an increase in first year premiums due to increased insurance sales.

Net investment income increased by $1,395,000, or 7.5%, to $20,011,000 for 2011, from $18,616,000 for the comparable period in 2010. This increase was primarily attributable to a $1,002,000 increase in fixed maturity securities income, a $708,000 increase in interest on mortgage loans on real estate, a $700,000 increase in income from real estate, a $33,000 increase in income in equity securities, and a $26,000 decrease in investment expenses. This increase was partially offset by a $960,000 decrease in income from short-term investments, and by a $62,000 decrease in policy loan income.

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

Other revenues decreased by $472,000, or 29.9%, to $1,109,000 for 2011 from $1,581,000 for the comparable period in 2010. This decrease was due to a reduction in miscellaneous revenues throughout the Company's operations.

Total benefits and expenses were $158,331,000, or 99.2% of total revenues, for 2011, as compared to $169,600,000, or 100.6% of total revenues, for the comparable period in 2010.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $8,258,000 or 21.8%, to $46,204,000 for 2011, from $37,946,000 for the comparable period in 2010. This increase was primarily the result of increased future policy benefits, increased death benefits, and increased surrender and other policy benefits primarily due to the reinsurance transaction with North America Life Insurance Company.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,338,000, or 30.2%, to $5,769,000 for 2011, from $4,431,000 for the comparable period in 2010. This increase was primarily due to the reinsurance transaction with North America Life Insurance Company and an increase in business in force.

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

Other comprehensive income for the years ended December 31, 2011 and December 31, 2010 amounted to losses of $534,000 and $405,000, respectively. This decrease of $129,000 in 2011 was primarily the result of a $1,123,000 decrease in unrealized gains in securities available for sale, and a gain of $994,000 in derivatives related to mortgage loans.

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

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, SecurityNational Mortgage initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. SecurityNational Mortgage accrues a monthly allowance for indemnification losses to investors based on SecurityNational Mortgage’s historical experience. The amounts accrued for loan losses in years ended December 31, 2012, 2011 and 2010 were $4,053,000, $1,668,000 and $4,534,000, respectively, and the charge to expense has been included in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2012 and 2011, the balances were $6,035,000 and $2,338,000, respectively. The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of December 31, 2012. However, there is a risk that future loan losses may exceed the loan loss reserves and allowances.

As of December 31, 2012, the Company’s long term mortgage loan portfolio consisted of $11,679,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $6,039,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $11,679,000 in mortgage loans with delinquencies more than 90 days. During the twelve months ended December 31, 2012 and 2011, SecurityNational Mortgage increased its allowance for mortgage losses by $434,000 and $1,236,000, respectively, which was charged to loan loss expense and is included in selling, general and administrative expenses for the period. The allowances for mortgage loan losses as of December 31, 2012 and 2011 were $4,240,000 and $4,881,000, respectively.

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

The total amount of potential claims and notices of potential claims are greater than the net asset value of SecurityNational Mortgage, which was $26,835,000 on December 31, 2012, and its reserve for mortgage loan loss, which was $6,035,000 on December 31, 2012.  SecurityNational Mortgage disagrees with the claims and notices of potential claims asserted by third party investors against it and believes it has significant defenses to these claims.  Any additional losses in excess of the current loan loss reserve cannot be estimated as SecurityNational Mortgage is currently in the process of reviewing repurchase demands and notices of potential claims from third party investors.

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

Also at December 31, 2012, the Company had foreclosed on a total of $60,710,000 in long term mortgage loans, of which $17,020,000 of the loans foreclosed were reclassified as other real estate held for investment or sale during 2012. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its respective life, cemeteries and mortuaries, and mortgage subsidiaries, and will rent the properties until it is deemed economically desirable to sell them.

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

During the twelve months ended December 31, 2012 and 2011, the Company's operations provided cash of $22,416,000 and $6,866,000, respectively. This was due primarily to an $18,808,000 increase in 2012 and an increase of $15,145,000 in 2011 in the balance of mortgage loans sold to investors and a $12,086,000 increase in   2012 and an $830,000 decrease in 2011 in other liabilities.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $127,939,000 as of December 31, 2012 compared to $126,068,000 as of December 31, 2011. This represents 36.9% and 37.9% of the total investments as of December 31, 2012, and December 31, 2011, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At December 31, 2012, 3.4% (or $4,392,000) and at December 31, 2011, 4.1% (or $5,182,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

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

If market conditions were to cause interest rates to change, the market value of the fixed income portfolio (of approximately $234,919,000) could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps
Change in Market Value (in thousands)	$18,360	$9,617		$(12,945)	$(23,179)

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2012, and December 31, 2011, the life insurance subsidiaries exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank debt and notes payable were $91,722,000 as of December 31, 2012, as compared to $86,250,000 as of December 31, 2011. Stockholders’ equity as a percent of total capitalization was 87.0% and 71.0% as of December 31, 2012 and December 31, 2011, respectively. Bank debt and notes payable decreased $13,109,000 for the twelve months ended December 31, 2012 when compared to December 31, 2011, thus increasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2012 was 6.0% as compared to a rate of 6.5% for 2011.

At December 31, 2012, $32,992,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of insurance regulatory authorities.

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

Off-Balance Sheet Agreements

At December 31, 2012, the Company was contingently liable under a standby letter of credit aggregating $458,224, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's self-insurance casualty program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero.

At December 31, 2012, SecurityNational Mortgage was contingently liable under a standby letter of credit aggregating $1,250,000, to be used as collateral to cover any contingency related to claims filed in states where SecurityNational Mortgage is licensed. SecurityNational Mortgage does not expect any material losses to result from the issuance of the standby letter of credit. Accordingly, the estimated fair value of these instruments is zero.

SecurityNational Mortgage has entered into loan purchase agreements to originate and sell mortgage loans to two unaffiliated warehouse banks.  On March 19, 2012, SecurityNational Mortgage and Wells Fargo Bank, N.A. (“Wells Fargo”) entered into a loan purchase agreement in which Wells Fargo agreed to provide a warehouse line of up to $55,000,000 to fund certain approved mortgage loans originated by SecurityNational Mortgage. On August 6, 2012, SecurityNational Mortgage and Wells Fargo agreed to an amendment to the March 19, 2012 loan purchase agreement to increase the amount of the warehouse line available to fund mortgage loans originated by SecurityNational Mortgage from $55,000,000 to $75,000,000.

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

As of December 31, 2012, there was $201,681,000 in mortgage loans in which settlements with third party investors were still pending.

The total of the Company unfunded residential construction loan commitments as of December 31, 2012 was $431,000.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2012 and the payments due by period are shown in the following table:

	Less than 1 year	1-3 years	4-5 years	over 5 years	Total
Non-cancelable operating leases	$2,242,899	$4,013,867	$957,931	$13,797	$7,228,494
Notes and contracts payable	6,266,765	5,435,939	161,704	45,935	11,910,343
	$8,509,664	$9,449,806	$1,119,635	$59,732	$19,138,837

Variable Interest Entities

In conjunction with the Company’s casualty insurance program, limited equity interests are held in a captive insurance entity. This program permits the Company to self-insure a portion of losses, to gain access to a wide array of safety-related services, to pool insurance risks and resources in order to obtain more competitive pricing for administration and reinsurance and to limit its risk of loss in any particular year. This entity meets the definition of a variable interest entity (VIE); however, under generally accepted accounting principles, “there is not a requirement to include this entity in the consolidated financial statements.” The maximum exposure to loss related to the Company’s involvement with this entity is limited to approximately $458,224, a majority of which is collateralized under a standby letter of credit issued on the insurance entity’s behalf. See Note 9, “Reinsurance, Commitments and Contingencies,” for additional discussion of commitments associated with the insurance program and Note 1, “Significant Accounting Policies”, for further information on a standby letter of credit. As of December 31, 2012, there are no other entities that met the definition of a variable interest entity.

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

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 29, 2013

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
Assets	2012	2011
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$129,449,410	$127,579,087
Equity securities, available for sale, at estimated fair value	5,405,112	6,299,392
Mortgage loans on real estate and construction loans held for investment, net of allowances for losses of $4,239,861 and $4,881,173 for 2012 and 2011	84,462,205	115,155,967
Real estate held for investment, net of accumulated depreciation of $4,499,705 and $4,189,641 for 2012 and 2011	3,543,751	3,786,780
Other real estate owned held for investment, net of accumulated depreciation of $2,941,713 and $1,810,238 for 2012 and 2011	55,027,669	46,398,095
Other real estate owned held for sale	5,682,610	5,793,900
Policy, student and other loans net of allowance for doubtful accounts of $505,030 and $427,136 for 2012 and 2011	20,188,516	18,463,277
Short-term investments	40,925,390	6,932,023
Accrued investment income	2,393,941	2,323,080
Total investments	347,078,604	332,731,601
Cash and cash equivalents	38,906,115	17,083,604
Mortgage loans sold to investors	94,597,969	77,339,445
Receivables, net	16,559,277	9,911,961
Restricted assets of cemeteries and mortuaries	3,955,127	3,392,497
Cemetery perpetual care trust investments	2,090,111	1,810,185
Receivable from reinsurers	14,529,144	7,678,119
Cemetery land and improvements	11,079,755	11,105,809
Deferred policy and pre-need contract acquisition costs	39,913,465	38,001,833
Mortgage servicing rights	2,797,470	-
Property and equipment, net	11,033,957	9,300,185
Value of business acquired	9,829,082	10,996,050
Goodwill	677,039	677,039
Other	4,169,508	3,022,113
Total Assets	$597,216,623	$523,050,441

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31
Liabilities and Stockholders' Equity	2012	2011
Liabilities
Future life, annuity, and other benefits	$438,003,813	$383,507,087
Unearned premium reserve	5,383,800	5,030,443
Bank and other loans payable	11,910,343	25,019,119
Deferred pre-need cemetery and mortuary contract revenues	13,412,339	13,140,483
Cemetery perpetual care obligation	3,153,001	2,983,077
Accounts payable	2,715,834	2,672,479
Other liabilities and accrued expenses	24,902,086	14,456,887
Income taxes	17,923,298	15,010,279
Total liabilities	517,404,514	461,819,854
Commitments and Contingencies	-	-
Stockholders’ Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 10,843,576 shares in 2012 and 9,638,798 shares in 2011	21,687,152	19,277,596
Class B: non-voting common stock - $1.00 par value; 5,000,000shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 10,974,101 shares in 2012 and 10,135,976 shares in 2011	2,194,820	2,027,195
Additional paid-in capital	21,262,140	19,487,565
Accumulated other comprehensive income, net of taxes	1,934,359	654,443
Retained earnings	35,114,072	22,546,623
Treasury stock, at cost - 1,097,416 Class A shares and -0- Class C shares in 2012; 1,198,167 Class A shares and -0- Class C shares in 2011	(2,380,434)	(2,762,835)
Total stockholders’ equity	79,812,109	61,230,587
Total Liabilities and Stockholders’ Equity	$597,216,623	$523,050,441

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31
	2012	2011	2010
Revenues:
Insurance premiums and other considerations	$48,216,327	$48,457,405	$38,509,198
Net investment income	23,250,154	20,010,704	18,615,984
Net mortuary and cemetery sales	10,864,497	10,761,469	11,520,369
Realized gains on investments and other assets	1,424,510	2,464,353	1,615,418
Other than temporary impairments	(1,207,632)	(840,735)	(673,981)
Mortgage fee income	150,553,261	77,605,105	97,342,215
Other	1,159,052	1,108,969	1,581,115
Total revenues	234,260,169	159,567,270	168,510,318

Benefits and expenses:
Death benefits	22,277,037	22,184,112	19,350,176
Surrenders and other policy benefits	1,969,051	1,761,608	1,575,812
Increase in future policy benefits	21,435,191	22,258,241	17,020,086
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	5,449,429	5,769,348	4,431,076
Selling, general and administrative expenses:
Commissions	83,840,427	47,514,804	58,439,664
Salaries	28,889,112	23,531,407	26,406,153
Provision for loan losses and loss reserve	4,239,418	2,070,399	5,404,645
Costs related to funding mortgage loans	6,931,045	4,240,377	6,044,020
Other	32,409,918	25,156,515	25,923,413
Interest expense	3,744,293	1,961,249	2,778,920
Cost of goods and services sold – mortuaries and cemeteries	1,723,955	1,882,657	2,225,773

Total benefits and expenses	212,908,876	158,330,717	169,599,738

Earnings (loss) before income taxes	21,351,293	1,236,553	(1,089,420)
Income tax benefit (expense)	(4,638,775)	62,205	658,796

Net earnings (loss)	$16,712,518	$1,298,758	$(430,624)

Net earnings (loss) per Class A equivalent common share (1)	$1.65	$0.13	$(0.04)

Net earnings (loss) per Class A equivalent common share - assuming dilution(1)	$1.57	$0.13	$(0.04)

Weighted average Class A equivalent common shares outstanding (1)	10,134,728	9,893,962	9,688,067

Weighted average Class A equivalent common shares outstanding-assuming dilution (1)	10,678,294	10,001,909	9,688,067
(1)
 Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share. Net earnings per Class C common share is equal to one-tenth (1/10) of such amount or $0.16, $0.01 and $0.00 per share for 2012, 2011 and 2010, respectively, and $0.15, $0.01 and $0.00 per share-assuming dilution for 2012, 2011 and 2010, respectively.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2012	2011	2010
Net earnings (loss)	$16,712,518	$1,298,758	$(430,624)
Other comprehensive income:
Changes in:
Net unrealized gains (losses) on derivative instruments	852,168	541,335	(452,430)
Net unrealized gains (losses) on available for sale securities	427,748	(1,075,138)	47,349
Other comprehensive gain (loss)	1,279,916	(533,803)	(405,081)
Comprehensive income (loss)	$17,992,434	$764,955	$(835,705)

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2012, 2011 and 2010

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2010	$17,460,454	$1,842,842	$19,191,606	$1,593,327	$23,178,944	$(3,461,731)	$59,805,442

Net loss	-	-	-	-	(430,624)	-	(430,624)
Other comprehensive loss	-	-	-	(405,081)	-	-	(405,081)
Grant of stock options	-	-	520,457	-	-	-	520,457
Exercise stock options	20,348	-	(20,348)	-	-	-	-
Sale of treasury stock	-	-	123,814	-	-	314,460	438,274
Stock dividends	874,276	92,002	(125,537)	-	(840,741)	-	-
Conversion Class C to Class A	2,812	(2,813)	1	-	-	-	-
Balance at December 31, 2010	18,357,890	1,932,031	19,689,993	1,188,246	21,907,579	(3,147,271)	59,928,468

Net earnings	-	-	-	-	1,298,758	-	1,298,758
Other comprehensive loss	-	-	-	(533,803)	-	-	(533,803)
Grant of stock options	-	-	253,934	-	-	-	253,934
Exercise of stock options	-	-	-	-	-	-	-
Sale of treasury stock	-	-	(101,206)	-	-	384,436	283,230
Stock dividends	918,336	96,535	(355,157)	-	(659,714)	-	-
Conversion Class C to Class A	1,370	(1,371)	1	-	-	-	-
Balance at December 31, 2011	19,277,596	2,027,195	19,487,565	654,443	22,546,623	(2,762,835)	61,230,587

Net earnings	-	-	-	-	16,712,518	-	16,712,518
Other comprehensive income	-	-	-	1,279,916	-	-	1,279,916
Grant of stock options	-	-	251,031	-	-	-	251,031
Exercise of stock options	1,371,506	63,782	(1,416,982)	-	-	-	18,306
Sale of treasury stock	-	-	(62,650)	-	-	382,401	319,751
Stock dividends	1,037,404	104,488	3,003,177	-	(4,145,069)	-	-
Conversion Class C to Class A	646	(645)	(1)	-	-	-	-
Balance at December 31, 2012	$21,687,152	$2,194,820	$21,262,140	$1,934,359	$35,114,072	$(2,380,434)	$79,812,109

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2012	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$16,712,518	$1,298,758	$(430,624)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Realized gains on investments and other assets	(1,424,510)	(2,464,353)	(1,615,418)
Other than temporary impairments	1,207,632	840,735	673,981
Depreciation and amortization	2,877,743	2,814,585	2,917,513
Provision for losses on real estate accounts and loans receivable	(963,169)	1,644,171	(198,062)
Amortization of premiums and discounts	(762,301)	(539,896)	(19,505)
Provision for deferred and other income taxes	953,394	524,868	(1,197,023)
Policy and pre-need acquisition costs deferred	(7,885,882)	(6,806,486)	(6,956,154)
Policy and pre-need acquisition costs amortized	4,234,271	4,624,148	3,710,602
Value of business acquired amortized	1,215,158	1,145,200	720,474
Servicing asset at amortized cost, additions	(2,797,470)	-	-
Stock based compensation expense	251,031	253,934	520,457
Benefit plans funded with treasury stock	319,751	283,230	438,274
Change in assets and liabilities:
Land and improvements held for sale	26,054	(9,680)	(108,296)
Future life and other benefits	20,508,725	22,262,508	18,357,044
Receivables for mortgage loans sold	(18,807,956)	(15,144,933)	(23,957,088)
Other operating assets and liabilities	6,751,217	(3,860,964)	(7,107,055)
Net cash provided by (used in) operating activities	22,416,206	6,865,825	(14,250,880)
Cash flows from investing activities:
Securities held to maturity:
Purchase - fixed maturity securities	(11,365,269)	(50,566,004)	(8,251,365)
Calls and maturities - fixed maturity securities	9,601,320	21,631,908	27,878,797
Securities available for sale:
Purchase - equity securities	(1,685,983)	(4,574,717)	(5,462,028)
Sales - equity securities	3,028,509	4,161,140	5,014,194
Purchases of short-term investments	(51,823,941)	(70,895,829)	(9,590,929)
Sales of short-term investments	17,830,574	66,582,155	14,115,870
Sales (purchases) of restricted assets	(525,978)	(338,310)	(441,441)
Change in assets for perpetual care trusts	(265,435)	(266,056)	(282,605)
Amount received for perpetual care trusts	169,924	129,350	97,553
Mortgage, policy, and other loans made	(117,135,836)	(127,867,064)	(102,328,203)
Payments received for mortgage, policy, and other loans	131,565,100	103,865,163	97,675,289
Purchases of property and equipment	(3,022,393)	(765,633)	(859,988)
Disposal of property and equipment	30,524	2,296,247	-
Purchases of real estate	(143,278)	(441,444)	(1,813,784)
Sale of real estate	6,886,821	2,605,454	6,424,961
Cash received from reinsurance	34,485,224	12,990,444	-
Cash paid for purchase of subsidiaries, net of cash acquired	(180,591)	-	-
Net cash provided by (used in) investing activities	17,449,292	(41,453,196)	22,176,321

See accompanying notes to consolidated financial statements

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31
	2012	2011	2010
Cash flows from financing activities:
Annuity contract receipts	$8,939,017	$7,967,701	$8,428,798
Annuity contract withdrawals	(13,915,777)	(13,910,925)	(14,372,244)
Proceeds from stock options exercised	18,306	-	-
Repayment of bank loans and notes and contracts payable	(1,534,612)	(1,957,389)	(1,889,295)
Proceeds from bank borrowings	241,875	3,615,085	-
Change in line of credit borrowings	(11,791,796)	16,400,000	-
Net cash provided by (used in) financing activities	(18,042,987)	12,114,472	(7,832,741)
Net change in cash and cash equivalents	21,822,511	(22,472,899)	92,700
Cash and cash equivalents at beginning of year	17,083,604	39,556,503	39,463,803
Cash and cash equivalents at end of year	$38,906,115	$17,083,604	$39,556,503

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$17,019,870	$9,228,249	$12,985,041

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of certain amounts in prior years has been reclassified to conform to the 2012 presentation.

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
Years Ended December 31, 2012, 2011, and 2010

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

Recognition of Insurance Premiums and Other Considerations

Premiums for traditional life insurance products (which include those products with fixed and guaranteed premiums and benefits and consist principally of whole life insurance policies, limited payment life insurance policies, and certain annuities with life contingencies) are recognized as revenues when due from policyholders. Revenues for interest-sensitive insurance policies (which include universal life policies, interest-sensitive life policies, deferred annuities, and annuities without life contingencies) are recognized when earned and consist of amounts assessed against policyholder account balances during the period for policy administration charges and surrender charges.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

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

Mortgage Servicing Rights

Mortgage Service Rights (MSR) arise from contractual agreements between the Company and third-party investors (or their agents) when mortgage loans are sold. Under these contracts, the Company is obligated to retain and provide loan servicing functions on loans sold, in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition of REO and property dispositions.

The total residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans.  The value of MSRs is derived from the net cash flows associated with the servicing contracts. The Company receives a servicing fee of generally about 0.250% annually on the remaining outstanding principal balances of the loans. Based on the result of the cash flow analysis, an asset or liability is recorded for mortgage servicing rights. The servicing fees are collected from the monthly payments made by the mortgagors. The Company generally receives other remuneration including rights to various mortgagor-contracted fees such as late charges, and collateral reconveyance charges and the Company is generally entitled to retain the interest earned on funds held pending remittance of mortgagor principal, interest, tax and insurance payments.

The Company’s subsequent accounting for MSRs is based on the class of MSRs. The Company has identified two classes of MSRs: MSRs backed by mortgage loans with initial term of 30 years and MSRs backed by mortgage loans with initial term of 15 years. The Company distinguishes between these classes of MSRs due to their differing sensitivities to change in value as the result of changes in market. After being initially recorded at fair value, MSRs backed by mortgage loans are accounted for using the amortization method. MSR amortization is determined by amortizing the balance straight-line over an estimated nine year life.

The Company periodically assesses MSRs for impairment. Impairment occurs when the current fair value of the MSR falls below the asset’s carrying value (carrying value is the amortized cost reduced by any related valuation allowance). If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

1)         Significant Accounting Policies (Continued)

Management periodically reviews the various loan strata to determine whether the value of the MSRs in a given stratum is impaired and  likely to recover. When management deems recovery of the value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

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

The Company provides allowances for losses on its mortgage loans held for investment through an allowance for loan losses. The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company’s historical experience in collecting similar receivables. The second component is based upon individual evaluation of loans that are determined to be impaired. Upon determining impairment the Company establishes an individual impairment allowance based upon an assessment of the fair value of the underlying collateral. See the schedules in Note 2 for additional information. In addition, when a mortgage loan is past due more than 90 days, the Company does not accrue any interest income and proceeds to foreclose on the real estate. All expenses for foreclosure are expensed as incurred. Once foreclosed, an adjustment for the lower of cost or fair value is made, if necessary, and the amount is classified as other real estate owned held for investment or sale. The Company will rent the properties until it is deemed desirable to sell them.

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
Years Ended December 31, 2012, 2011, and 2010

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

Participating Insurance

Participating business constituted 2%, 2%, and 2% of insurance in force for 2012, 2011 and 2010, respectively. The provision for policyholders’ dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

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
Years Ended December 31, 2012, 2011, and 2010

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

Loan purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled. Depending on market conditions, these commitment settlement dates can be extended at a cost to the Company. Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount. The Company’s historical data shows that 99% of all loans originated by SecurityNational Mortgage are generally settled by the investors as agreed within 20 days after delivery. There are situations, however, when the Company determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in its best interest to repurchase those loans from the warehouse banks. It is the Company's policy to cure any documentation problems regarding such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce loan purchase commitments from third-party investors concerning the loans. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedial methods include the following:

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

1)         Significant Accounting Policies (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

1)         Significant Accounting Policies (Continued)

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

Each quarter the Company makes further analysis of the foreclosed properties to determine if any additional allowances are necessary by comparing national indexes of loan to value ratios by region to the Company’s loan to value ratios. Based upon the above procedures, the Company’s management believes that residential and construction loans are reflected in the Company’s financial statements at the lower of cost or market in accordance with GAAP requirements.

Self-Insurance

The Company is self-insured for certain casualty insurance, workers compensation and liability programs. Self-Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party administrators and actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date.

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
Years Ended December 31, 2012, 2011, and 2010

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

Advertising Expense

The Company expenses advertising costs as incurred. The total amount charged to advertising expense for 2012, 2011 and 2010 was $4,065,000, $2,237,000 and $2,122,000, respectively.

Recent Accounting Pronouncements

Disclosures about Offsetting Assets and Liabilities – In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to balance sheet offsetting. The new guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). This new guidance will be effective for the Company for interim and annual reporting periods beginning January 1, 2013, with retrospective application required. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

2)       Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2012 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012:
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S Government agencies	$2,602,589	$514,572	$-	$3,117,161

Obligations of states and political subdivisions	2,040,277	285,241	(3,982)	2,321,536

Corporate securities including public utilities	118,285,147	16,230,468	(607,322)	133,908,293

Mortgage-backed securities	5,010,519	327,871	(76,056)	5,262,334

Redeemable preferred stock	1,510,878	98,087	(1,200)	1,607,765

Total fixed maturity securities held to maturity	$129,449,410	$17,456,239	$(688,560)	$146,217,089

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

2)       Investments (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012:

Equity securities available for sale at estimated fair value:

Non-redeemable preferred stock	$20,281	$-	$(1,486)	$18,795

Common stock:

Industrial, miscellaneous and all other	6,047,474	309,752	(970,909)	5,386,317

Total equity securities available for sale at estimated fair value	$6,067,755	$309,752	$(972,395)	$5,405,112

Total securities available for sale carried at estimated fair value	$6,067,755	$309,752	$(972,395)	$5,405,112

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$50,584,923
Residential construction	3,161,112
Commercial	34,956,031
Less: Allowance for loan losses	(4,239,861)

Total mortgage loans on real estate and construction loans held for investment	$84,462,205

Real estate held for investment - net of depreciation	$3,543,751

Other real estate owned held for investment - net of depreciation	55,027,669
Other real estate owned held for sale	5,682,610
Total real estate	$64,254,030

Policy, student and other loans at amortized cost - net of allowance for doubtful accounts	$20,188,516

Short-term investments at amortized cost	$40,925,390

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

2)       Investments (Continued)

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2011 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011:
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S Government agencies	$2,820,159	$551,740	$-	$3,371,899

Obligations of states and political subdivisions	3,024,425	309,986	(13,156)	3,321,255

Corporate securities including public utilities	113,648,447	10,075,071	(2,268,146)	121,455,372

Mortgage-backed securities	6,575,178	354,286	(356,899)	6,572,565

Redeemable preferred stock	1,510,878	72,639	(129,200)	1,454,317

Total fixed maturity securities held to maturity	$127,579,087	$11,363,722	$(2,767,401)	$136,175,408

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

2)       Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturities securities, which are carried at amortized cost, at December 31, 2012 and 2011. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At December 31, 2012
Redeemable Preferred Stock	$1,200	1	$-	0	$1,200
Obligations of States and Political Subdivisions	-	0	3,982	2	3,982
Corporate Securities	191,662	16	415,660	9	607,322
Mortgage and other asset-backed securities	-	0	76,056	3	76,056
Total unrealized losses	$192,862	17	$495,698	14	$688,560
Fair Value	$4,609,268		$3,972,091		$8,581,359

At December 31, 2011
Redeemable Preferred Stock	$800	1	$128,400	1	$129,200
Obligations of States and Political Subdivisions	-	0	13,156	2	13,156
Corporate Securities	1,544,224	47	723,922	12	2,268,146
Mortgage and other asset-backed securities	161,300	3	195,599	1	356,899
Total unrealized losses	$1,706,324	51	$1,061,077	16	$2,767,401
Fair Value	$24,249,533		$3,762,892		$28,012,425

As of December 31, 2012, the average market value of the related fixed maturities was 92.6% of amortized cost and the average market value was 91.0% of amortized cost as of December 31, 2011. During 2012, 2011 and 2010, an other than temporary decline in market value resulted in the recognition of credit losses on fixed maturity securities of $165,000, $125,129 and $150,059, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

2)       Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at December 31, 2012 and 2011. The unrealized losses were primarily the result of decreases in market value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At December 31, 2012
Non-redeemable preferred stock	$686	1	$800	1	$1,486
Industrial, miscellaneous and all other	236,293	39	734,616	44	970,909
Total unrealized losses	$236,979	40	$735,416	45	$972,395
Fair Value	$1,422,436		$1,493,538		$2,915,974

At December 31, 2011
Non-redeemable preferred stock	$-	-	$1,843	2	$1,843
Industrial, miscellaneous and all other	955,400	79	378,024	14	1,333,424
Total unrealized losses	$955,400	79	$379,868	16	$1,335,266
Fair Value	$2,857,082		$560,529		$3,417,611

As of December 31, 2012, the average market value of the equity securities available for sale was 75.0% of the original investment and the average market value was 71.9% of the original investment as of December 31, 2011. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During 2012, 2011, and 2010, an other than temporary decline in the market value resulted in the recognition of an impairment loss on equity securities of $247,317, $52,775 and $23,922, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

2)       Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Held to Maturity:
Due in 2013	$1,700,455	$1,768,905
Due in 2014 through 2017	20,923,480	23,120,438
Due in 2018 through 2022	45,399,136	51,113,794
Due after 2022	54,904,942	63,343,853
Mortgage-backed securities	5,010,519	5,262,334
Redeemable preferred stock	1,510,878	1,607,765
Total held to maturity	$129,449,410	$146,217,089

The amortized cost and estimated fair value of available for sale securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Amortized	Estimated Fair
	Cost	Value
Available for Sale:
Due in 2013	$-	$-
Due in 2014 through 2017	-	-
Due in 2018 through 2022	-	-
Due after 2022	-	-
Non-redeemable preferred stock	20,281	18,795
Common stock	6,047,474	5,386,317
Total available for sale	$6,067,755	$5,405,112

The Company’s realized gains and losses and other than temporary impairments from investments and other assets are summarized as follows:

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

2)       Investments (Continued)

	2012	2011	2010
Fixed maturity securities held to maturity:
Gross realized gains	$470,874	$939,672	$1,300,187
Gross realized losses	(3,875)	(162,716)	(494,678)
Other than temporary impairments	(165,000)	(125,129)	(150,059)

Securities available for sale:
Gross realized gains	392,033	590,455	686,788
Gross realized losses	(5,705)	(118,417)	(61,530)
Other than temporary impairments	(247,317)	(52,775)	(23,922)

Other assets:
Gross realized gains	794,346	1,295,217	393,943
Gross realized losses	(223,163)	(79,858)	(209,292)
Other than temporary impairments	(795,315)	(662,831)	(500,000)
Total	$216,878	$1,623,618	$941,437

The net carrying amount for sales of securities classified as held to maturity was $2,174,300, $12,341,156 and $16,220,943, for the years ended December 31, 2012, 2011 and 2010, respectively.  The net realized gain related to these sales was $271,364, $530,637 and $346,225, for the years ended December 31, 2012, 2011 and 2010, respectively. Certain circumstances lead to these decisions to sell.  In 2012, 2011 and 2010, the Company sold certain held to maturity bonds in gain positions to reduce its risk in certain industries or companies.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available-for-sale securities) at December 31, 2012, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	2012	2011	2010
Fixed maturity securities	$7,731,051	$7,762,894	$6,761,254
Equity securities	264,063	272,011	238,929
Mortgage loans on real estate	6,878,354	6,863,026	6,154,760
Real estate	4,927,128	3,741,263	3,040,864
Policy, student and other loans	830,683	835,312	897,945
Short-term investments, principally gains on sale of mortgage loans	8,716,257	6,255,581	7,215,927
Gross investment income	29,347,536	25,730,087	24,309,679
Investment expenses	(6,097,382)	(5,719,383)	(5,693,695)
Net investment income	$23,250,154	$20,010,704	$18,615,984

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of $643,283, $626,688 and $635,652 for 2012, 2011 and 2010, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

2)       Investments (Continued)

Securities on deposit for regulatory authorities as required by law amounted to $9,190,012 at December 31, 2012 and $9,593,318 at December 31, 2011. The restricted securities are included in various assets under investments on the accompanying consolidated balance sheets.

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 10.5%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At December 31, 2012, the Company has 26%, 19%, 12% and 12% of its mortgage loans from borrowers located in the states of Utah, California, Florida and Texas, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $4,239,861 and $4,881,173 at December 31, 2012 and 2011, respectively.

The Company establishes a valuation allowance for credit losses in its portfolio.

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

2)       Investments (Continued)

Allowance for Credit Losses and Recorded Investment in Mortgage Loans
For the Years Ended December 31, 2012, and 2011

	Commercial	Residential	Residential Construction	Total
2012
Allowance for credit losses:
Beginning balance	$-	$4,338,805	$542,368	$4,881,173
Charge-offs	-	(560,699)	(514,442)	(1,075,141)
Provision	-	415,568	18,261	433,829
Ending balance	$-	$4,193,674	$46,187	$4,239,861

Ending balance: individually evaluated for impairment	$-	$692,199	$-	$692,199

Ending balance: collectively evaluated for impairment	$-	$3,501,475	$46,187	$3,547,662

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$34,956,031	$50,584,923	$3,161,112	$88,702,066

Ending balance: individually evaluated for impairment	$-	$4,692,517	$1,346,126	$6,038,643

Ending balance: collectively evaluated for impairment	$34,956,031	$45,892,406	$1,814,986	$82,663,423

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

2011
Allowance for credit losses:
Beginning balance	$-	$6,212,072	$858,370	$7,070,442
Charge-offs	-	(2,994,715)	(430,274)	(3,424,989)
Provision	-	1,121,448	114,272	1,235,720
Ending balance	$-	$4,338,805	$542,368	$4,881,173

Ending balance: individually evaluated for impairment	$-	$738,975	$250,524	$989,499

Ending balance: collectively evaluated for impairment	$-	$3,599,830	$291,844	$3,891,674

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$48,433,147	$54,344,327	$17,259,666	$120,037,140

Ending balance: individually evaluated for impairment	$2,758,235	$4,611,995	$5,645,865	$13,016,095

Ending balance: collectively evaluated for impairment	$45,674,912	$49,732,332	$11,613,801	$107,021,045

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

2)       Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented.

Age Analysis of Past Due Mortgage Loans
Years Ended December 31, 2012 and 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days 1)	In Foreclosure 1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
2012
Commercial	$581,984	$-	$143,252	$-	$725,236	$34,230,795	$34,956,031	$-	$34,956,031
Residential	2,963,259	1,345,247	5,208,742	4,692,517	14,209,765	36,375,158	50,584,923	(4,193,674)	46,391,249
Residential Construction	-	-	288,468	1,346,126	1,634,594	1,526,518	3,161,112	(46,187)	3,114,925

Total	$3,545,243	$1,345,247	$5,640,462	$6,038,643	$16,569,595	$72,132,471	$88,702,066	$(4,239,861)	$84,462,205

2011
Commercial	$-	$-	$1,053,500	$2,758,235	$3,811,735	$44,621,412	$48,433,147	$-	$48,433,147
Residential	2,478,084	2,058,261	5,500,340	4,611,995	14,648,680	39,695,647	54,344,327	(4,338,805)	50,005,522
Residential Construction	859,651	682,532	309,651	5,645,865	7,497,699	9,761,967	17,259,666	(542,368)	16,717,298

Total	$3,337,735	$2,740,793	$6,863,491	$13,016,095	$25,958,114	$94,079,026	$120,037,140	$(4,881,173)	$115,155,967

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

2)       Investments (Continued)

Impaired Loans
For the Years Ended December 31, 2012, and 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2012
With no related allowance recorded:
Commercial	$143,252	$143,252	$-	$143,252	$-
Residential	5,208,742	5,208,742	-	5,208,742	-
Residential construction	1,634,594	1,634,594	-	1,634,594	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	4,692,517	4,692,517	692,199	4,692,517	-
Residential construction	-	-	-	-	-

Total:
Commercial	$143,252	$143,252	$-	$143,252	$-
Residential	9,901,259	9,901,259	692,199	9,901,259	-
Residential construction	1,634,594	1,634,594	-	1,634,594	-

2011
With no related allowance recorded:
Commercial	$3,811,735	$3,811,735	$-	$3,811,735	$-
Residential	5,500,340	5,500,340	-	5,500,340	-
Residential construction	309,651	309,651	-	309,651	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	4,611,995	4,611,995	738,975	4,611,995	-
Residential construction	5,645,865	5,645,865	250,524	5,645,865	-

Total:
Commercial	$3,811,735	$3,811,735	$-	$3,811,735	$-
Residential	10,112,335	10,112,335	738,975	10,112,335	-
Residential construction	5,955,516	5,955,516	250,524	5,955,516	-

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

The Company’s performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity
As of December 31, 2012, and 2011

	Commercial		Residential		Residential Construction		Total
	2012	2011	2012	2011	2012	2011	2012	2011

Performing	$34,812,779	$44,621,412	$40,683,664	$44,231,992	$1,526,518	$11,304,150	$77,022,961	$100,157,554
Nonperforming	143,252	3,811,735	9,901,259	10,112,335	1,634,594	5,955,516	11,679,105	19,879,586

Total	$34,956,031	$48,433,147	$50,584,923	$54,344,327	$3,161,112	$17,259,666	$88,702,066	$120,037,140

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

2)       Investments (Continued)

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $1,925,000 and $2,023,000 as of December 31, 2012 and 2011, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status
	As of December 31, 2012, and 2011

	2012	2011
Commercial	$143,252	$3,811,735
Residential	9,901,259	10,112,335
Residential construction	1,634,594	5,955,516

Total	$11,679,105	$19,879,586

Principal Amounts Due

The amortized cost and contractual payments on mortgage loans on real estate and construction loans held for investment by category as of December 31, 2012 are shown below. Expected principal payments may differ from contractual obligations because certain borrowers may elect to pay off mortgage obligations with or without early payment penalties.

		Principal	Principal	Principal
		Amounts	Amounts	Amounts
		Due in	Due in	Due
	Total	2013	2014-2017	Thereafter
Residential	$50,584,923	$2,247,732	$6,699,546	$41,637,645
Residential Construction	3,161,112	3,161,112	-	-
Commercial	34,956,031	22,612,642	7,214,630	5,128,758
Total	$88,702,066	$28,021,486	$13,914,176	$46,766,403

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

2)       Investments (Continued)

The following is a summary of the loan loss reserve which is included in other liabilities and accrued expenses:

	Years Ended December 31
	2012	2011
Balance, beginning of period	$2,337,875	$5,899,025
Provisions for losses	4,053,051	1,667,805
Charge-offs	(355,631)	(5,228,955)
Balance, at December 31	$6,035,295	$2,337,875

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

3)       Receivables

Receivables consist of the following:

	December 31
	2012	2011
Trade contracts	$14,968,859	$8,409,206
Receivables from sales agents	649,739	1,623,025
Held in Escrow – Southern Security	342,377	369,968
Other	1,788,894	1,788,731
Total receivables	17,749,869	12,190,930
Allowance for doubtful accounts	(1,190,592)	(2,278,969)
Net receivables	$16,559,277	$9,911,961

4)       Value of Business Acquired

Information with regard to value of business acquired is as follows:

	December 31
	2012	2011	2010
Balance at beginning of year	$10,996,050	$8,996,134	$10,231,755
Value of business acquired	48,190	3,145,116	(515,147)
Imputed interest at 7%	728,880	701,349	674,463
Amortization	(1,944,038)	(1,846,549)	(1,394,937)
Net amortization charged to income	(1,215,158)	(1,145,200)	(720,474)
Balance at end of year	$9,829,082	$10,996,050	$8,996,134

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $1,104,000, $1,038,000, $855,000, $789,000, and $727,000 for the years 2013 through 2017. Actual amortization may vary based on changes in assumptions or experience. As of December 31, 2012, value of business acquired is being amortized over a weighted average life of 7.6 years.

5)       Property and Equipment

The cost of property and equipment is summarized below:

	December 31
	2012	2011
Land and buildings	$14,782,646	$12,503,230
Furniture and equipment	13,226,209	12,900,261
	28,008,855	25,403,491
Less accumulated depreciation	(16,974,898)	(16,103,306)
Total	$11,033,957	$9,300,185

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $1,258,097, $1,499,038 and $1,811,931 respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

6)      Bank and Other Loans Payable

Bank loans payable are summarized as follows:

	December 31
	2012	2011
6.34% note payable in monthly installments of $13,556 including principal and interest, collateralized by real property with a book value of approximately $498,000, due November 2017.	748,612	877,707

5.75% note payable in monthly installments of $28,271 including principal and interest, collateralized by real property with a book value of approximately $6,450,000 due December 2014.	3,643,192	3,769,012

Bank prime rate less .75% (2.50% at December 31, 2012) note payable in quarterly installments of $75,000 plus interest collateralized by shares of Security National Life Insurance Company Stock, due September 2013.	225,000	525,000

Mark to market of interest rate swaps (discussed below) adjustment	93,572	117,812

3.85% note payable in monthly installments of $79,468 including principal and interest, collateralized by shares of Security National Life Insurance Company Stock, due June 2015.	2,258,968	3,105,965

Revolving line-of-credit, interest payable at the variable overnight Libor rate plus 2% (2.1875% as of December 31, 2012), secured by bond investments of the Company, matures June 2013.	-	15,000,000

Revolving line-of-credit, interest payable at the prime rate minus .75% (2.5% as of December 31, 2012) secured by shares of Security National Life Insurance Company Stock, matures June 2013.	4,608,204	1,400,000

Other collateralized bank loans payable	331,834	222,662
Other notes payable	961	961
Total bank and other loans	11,910,343	25,019,119

Less current installments	6,266,765	18,018,145
Bank and other loans, excluding current installments	$5,643,578	$7,000,974

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

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

At December 31, 2012, the fair value of the interest rate swap was an unrealized loss of $93,572 and was computed based on the underlying variable Libor rate plus 1.65%, or 2.65% per annum. The unrealized loss resulted in a derivative liability of $93,572 and has been reflected in accumulated other comprehensive income. The change in accumulated other comprehensive income from the interest rate swap in 2012 was $24,240. The fair value of the interest rate swap was derived from a proprietary model of the bank from whom the interest rate swap was purchased and to whom the note is payable.

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

The Company has a $6,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75% (2.50% at December 31, 2012), secured by the capital stock of Security National Life and maturing June 15, 2013, renewable annually. As of December 31, 2012, there was $4,608,204 outstanding under the revolving line-of-credit. As of December 31, 2012, $652,572 was available and $514,224 was reserved for two outstanding letters of credit. $1,500,000 was carved out for a loan in September 2008 that as of December 31, 2012 has a balance of $225,000. As the principal payments on the loan are made the line of credit amount increases in availability.

The Company has a $15,000,000 revolving line-of-credit with a bank with interest payable at the variable overnight Libor rate plus 2% (2.1875% at December 31, 2012), secured by bond investments of the Company and maturing June 30, 2013. As of December 31, 2012 there was $15,000,000 available under the revolving line-of-credit.

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate plus 1.25% (4.5% at December 31, 2012), secured by the capital stock of Security National Life and maturing June 30, 2013. As of December 31, 2012 $1,250,000 was reserved for an outstanding letter of credit. As of December 31, 2012 there were no amounts outstanding under the revolving line-of-credit.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

6)         Bank and Other Loans Payable (Continued)

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

2013	$6,266,765
2014	4,636,015
2015	598,975
2016	200,949
2017	161,704
Thereafter	45,935
Total	$11,910,343

Interest paid approximated interest expense in 2012, 2011 and 2010 which was $3,744,293, $1,961,249 and $2,778,920 respectively.

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

The components of the cemetery perpetual care obligation are as follows:

	December 31
	2012	2011
Trust investments, at market value	$2,090,111	$1,810,185
Note receivables from Cottonwood MortuarySinging Hills Cemetery and Memorial Estates - Pinehill eliminated in consolidation	1,927,926	1,971,750
Total trust assets	4,018,037	3,781,935
Cemetery perpetual care obligation	(3,153,001)	(2,983,077)
Fair value of trust assets in excess of trust obligations	$865,036	$798,858

The Company has established and maintains certain restricted trust investments to provide for future merchandise and service obligations incurred in connection with its pre-need sales. Such amounts are reported as restricted assets of cemeteries and mortuaries in the accompanying consolidated balance sheets.

Assets in the restricted asset account are summarized as follows:

	December 31
	2012	2011
Cash and cash equivalents	$2,205,312	$1,765,415
Mutual funds	504,170	470,049
Fixed maturity securities	8,775	8,775
Equity securities	81,242	78,712
Participating in Mortgage loans with Security National Life	1,155,628	1,069,546
Total	$3,955,127	$3,392,497

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

7)       Cemetery and Mortuary Endowment Care and Pre-need Merchandise Funds (Continued)

A surplus note receivable and interest, at December 31, 2012 and December 31, 2011 in the amount of $4,000,000 from Security National Life was eliminated in consolidation.

8)      Income Taxes

The Company’s income tax liability (benefit) at December 31 is summarized as follows:

	December 31
	2012	2011
Current	$613,328	$(977,420)
Deferred	17,309,970	15,987,699
Total	$17,923,298	$15,010,279

Significant components of the Company’s deferred tax (assets) and liabilities at December 31 are approximately as follows:

	December 31
	2012	2011
Assets
Future policy benefits	$(4,160,489)	$(4,597,137)
Loan loss reserve	(2,353,765)	(1,210,791)
Unearned premium	(1,830,492)	(1,861,264)
Available for sale securities	(599,528)	(116,501)
Net operating loss	(1,099,500)	(1,235,365)
Deferred compensation	(1,238,270)	(766,503)
Deposit obligations	(1,060,205)	-
Other	(1,090,409)	(603,447)
Less: Valuation allowance	6,328,931	3,640,327
Total deferred tax assets	(7,103,727)	(6,750,681)

Liabilities
Deferred policy acquisition costs	9,945,683	9,526,785
Basis difference in property and equipment	5,739,272	3,917,124
Value of business acquired	3,341,888	4,077,709
Deferred gains	2,790,709	1,996,967
Trusts	1,599,657	2,385,770
Tax on unrealized appreciation	996,488	834,025
Total deferred tax liabilities	24,413,697	22,738,380
Net deferred tax liability	$17,309,970	$15,987,699

Life insurance companies with combined total assets less than $500 million receive a special deduction that lowers their effective tax rate. The Company’s combined tax assets exceed $500 million at December 31, 2012. Therefore, the Company’s valuation allowance related to the small life insurance company deduction has decreased. The remaining valuation allowance relates to differences between recorded deferred tax assets and liabilities and ultimate anticipated realization.

The valuation allowance increased $2,688,604 during 2012 and decreased $2,464,848 during 2011.

The Company paid $1,900,000, $174,811, and $108,522 in income taxes for 2012, 2011 and 2010, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

8)       Income Taxes (Continued)

The Company’s income tax expense (benefit) is summarized as follows for the years ended December 31:

	2012	2011	2010
Current	$2,707,962	$130,526	$171,133
Deferred	1,930,813	(192,731)	(829,929)
Total	$4,638,775	$(62,205)	$(658,796)

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

	2012	2011	2010
Computed expense at statutory rate	$7,472,953	$410,225	$(370,403)
Special deductions allowed small life insurance companies	-	(503,672)	(351,847)
Other, net	(2,834,178)	31,242	63,454
Tax expense (benefit)	$4,638,775	$(62,205)	$(658,796)

At December 31, 2012, the Company had $376,799 of unrecognized tax benefits principally relating to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  At December 31, 2012, the Company had $22,006 in interest and penalties related to unrecognized tax benefits. The Company accounts for interest expense and penalties for unrecognized tax benefits as part of its income tax provision.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. As of December 31, 2012, the Company does not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months. Federal and state income tax returns for 2009 through 2012 are subject to examination by taxing authorities.

9)      Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $25,000 to $100,000 during the years 2012 and 2011. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to approximately $1,665,573,000 (unaudited) at December 31, 2012 and approximately $1,732,120,000 (unaudited) at December 31, 2011.

Reinsurance with Mothe Life Insurance Company and DLE Life Insurance Company

On December 19, 2012, the Company, through its wholly owned subsidiary, Security National Life, entered into a Coinsurance Agreement with Mothe Life Insurance Company, a Louisiana domiciled insurance company, and a subsidiary, DLE Life Insurance Company, also a Louisiana domiciled life insurance company (collectively referred to as “Mothe Life”). The effective date of the Coinsurance Agreement was November 1, 2012. Under the terms of the Coinsurance Agreement, Security National Life agreed to reinsure certain insurance policies of Mothe Life in exchange for the settlement amount of $34,485,000. In addition, the Coinsurance Agreement provides that effective November 1, 2012, Mothe Life ceded and transferred to Security National Life, and Security National Life accepted and coinsured all of Mothe Life’s contractual liabilities under the coinsured policies by means of indemnity reinsurance. On December 18, 2012, the Louisiana Department of Insurance approved the Coinsurance Agreement.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

9)       Reinsurance, Commitments and Contingencies (Continued)

The Coinsurance Agreement further provides that on and after the effective date of November 1, 2012, Security National Life is entitled to exercise all contractual rights of Mothe Life under the coinsured policies in accordance with the terms and provisions of such policies. Moreover, after the closing date of December 19, 2012, the Company agreed to be responsible for all the contractual liabilities under the coinsured policies, including the administration of the coinsured policies at its sole expense in accordance with the terms and conditions of a Service Agreement between Security National Life and Mothe Life. Pursuant to the terms of the Coinsurance Agreement, Security National Life paid a ceding commission to Mothe Life in the amount of $4,684,000. As a result of the ceding commission, Mothe Life transferred $34,485,000 in assets and $39,169,000 in statutory reserves, or liabilities, to Security National Life.

Reinsurance with North America Life Insurance Company

On March 30, 2011, the Company, through its wholly owned subsidiary, Security National Life, completed a Coinsurance Agreement with North America Life Insurance Company (“North America Life”), a Texas domiciled insurance company. Under the terms of the Coinsurance Agreement, Security National Life agreed to reinsure certain insurance policies of North America Life in exchange for the settlement amount of $15,703,000. Effective as of December 1, 2010, North America Life ceded or transferred to Security National Life, and Security National Life accepted and coinsured all of North America Life’s contractual liabilities under the coinsured policies by means of indemnity reinsurance. The Coinsurance Agreement was approved by the Texas Department of Insurance.

The Coinsurance Agreement also provides that on and after the effective date of December 1, 2010, Security National Life is entitled to exercise all contractual rights of North America Life under the coinsured policies in accordance with the terms and provisions of such policies. Moreover, after the closing date of March 30, 2011, the Company agreed to be responsible for all the contractual liabilities under the coinsured policies, including the administration of the coinsured policies at its sole expense in accordance with the terms and conditions of a services agreement. Pursuant to the terms of the Coinsurance Agreement, Security National Life paid a ceding commission to North America Life in the amount of $3,526,000. In addition, North America Life transferred $15,703,000 in assets and $19,230,000 in statutory reserves, or liabilities net of due and deferred premiums, to Security National Life. The $15,703,000 in assets included $12,990,000 in cash, $9,000 in policy loans, and $2,704,000 in promissory notes secured by real estate properties located in Bexar, Liberty, Travis and Wilson Counties in the State of Texas. The promissory notes are also guaranteed by business entities and an individual.

On September 1, 2011 Security National Life with the approval of the Texas Department of Insurance assumed all of the policies that were issued by North America Life previously assumed and coinsured pursuant to the terms of the Coinsurance Agreement. Security National Life has assumed the same terms and conditions as set forth in each policy and certificates of assumptions were sent to all policyholders.

On May 2, 2012 as part of Stock Purchase Agreement with North America Life, as discussed in Note 19 of the Notes to Consolidated Statements, the Company recaptured the 47% of insurance in force that had previously been ceded by Trans-Western Life to North America Life.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses in years ended December 31, 2012 and 2011 were $4,053,000 and $1,668,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2012 and 2011, the balances were $6,035,000 and $2,338,000, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

9)       Reinsurance, Commitments and Contingencies (Continued)

SecurityNational Mortgage paid an initial settlement amount to Wells Fargo in the amount of $4,300,000, of which $1,000,000 had already been paid to Wells Fargo in January 2011, leaving a balance of $3,300,000.  The $3,300,000 balance was paid shortly after the parties executed the settlement agreement.

In addition, under the terms of the settlement agreement, Wells Fargo has the right to deduct 10 basis points (.0010) from the purchase proceeds of each loan that SecurityNational Mortgage sells to Wells Fargo during the period from April 8, 2011 to March 31, 2017.  The amounts deducted by Wells Fargo for years ended December 31, 2012 and 2011 were $2,674,269 and $928,075, respectively, representing 10 basis points from the purchase proceeds of the loans that SecurityNational Mortgage sold to Wells Fargo during that period.

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser other than Wells Fargo and pay such amounts to Wells Fargo.  The amounts deducted by Wells Fargo for the years ended December 31, 2012 and 2011 were $617,740 and $80,554, respectively, representing 10 basis points from the purchase proceeds of the loans it sold to mortgage loan purchasers other than Wells Fargo during that period.

Finally, SecurityNational Mortgage is required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs. These real estate properties consist of 27 real estate properties with a total book value of $5,404,900 as of December 31, 2012. Thus far, none of these real estate properties have been sold, liquidated or transferred.

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

As of December 31, 2012, third party investors had asserted total potential claims and notices of potential claims relating to mortgage loan repurchases, indemnifications and other issues that are substantially greater than $25,000,000.  Additional potential claims and notices of potential claims from third party investors have been made since December 31, 2012.  The Company has reserved and accrued $6,035,000 as of December 31, 2012 to settle all such investor related claims.

The total amount of potential claims and notices of potential claims are greater than the net asset value of SecurityNational Mortgage, which was $26,835,000 on December 31, 2012, and its reserve for mortgage loan loss, which was $6,035,000 on December 31, 2012.  SecurityNational Mortgage disagrees with the claims and notices of potential claims asserted by third party investors against it and believes it has significant defenses to these claims.  Any additional losses in excess of the current loan loss reserve cannot be estimated as SecurityNational Mortgage is currently in the process of reviewing repurchase demands and notices of potential claims from third party investors.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

9)       Reinsurance, Commitments and Contingencies (Continued)

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

JP Morgan Chase Indemnification Demand

The Company and its wholly-owned subsidiary, SecurityNational Mortgage, received a notice of claim for indemnification dated December 21, 2011 relating to mortgage loans that EMC Mortgage, LLC (“EMC Mortgage”) allegedly purchased as a third party investor from SecurityNational Mortgage.  The notice was from JP Morgan Chase & Co. (“JP Morgan Chase”) on behalf of EMC Mortgage.  According to the notice, the alleged indemnification claim relates to mortgage loans that SecurityNational Mortgage sold to EMC Mortgage under a Mortgage Loan Purchase Agreement, dated December 5, 2005, between SecurityNational Mortgage and EMC. The notice also referenced an Agreement of Guaranty, dated February 23, 2006, by the Company relative to EMC Mortgage.  The notice states that EMC Mortgage allegedly purchased mortgage loans from SecurityNational Mortgage, which were later securitized by means of mortgage pass-through certificates.

The notice of indemnification claim from JP Morgan Chase also states that EMC Mortgage has been named in a lawsuit by the Bear Stearns Mortgage Funding Trust 2007-AR2 (the “Trust”), which was filed on September 13, 2011 in the Delaware Court of Chancery.   A copy of the complaint and the amended complaint was provided to the Company by JP Morgan Chase. The amended complaint contends that more than 800 residential mortgage loans that EMC Mortgage sold to the Trust contained breaches of representations and warranties concerning the mortgage loans. The amended complaint also contends that despite EMC Mortgage’s assurance to the Trust that the mortgage loans met certain minimum quality standards, there have been defaults and foreclosures in many of such loans.  As a result of the alleged defaults and foreclosures, the amended complaint asserts that EMC Mortgage is required to repurchase from the Trust any loans in which it breached its representations and warranties, in the amount of the mortgage loans’ outstanding principal balance and all accrued but unpaid interest.

The notice from JP Morgan Chase further states that the Company and SecurityNational Mortgage are required to indemnify EMC Mortgage for any losses arising from the lawsuit against EMC based upon alleged untrue statements of material fact related to information that was provided by SecurityNational Mortgage.  The amended complaint includes the loan numbers of the alleged non-complying mortgage loans that EMC Mortgage sold to the Trust.  In a letter dated February 7, 2012  from JP Morgan Chase that accompanied a copy of the amended complaint, JP Morgan Chase asserted that 21 mortgage loans originated by SecurityNational Mortgage were included in the lawsuit as part of the alleged non-complying mortgage loans that EMC allegedly sold to the Trust.  Thus, it appears that only a very small percentage of the alleged non-complying mortgage loans that EMC Mortgage sold to the Trust were mortgage loans that SecurityNational Mortgage had sold to EMC.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

9)       Reinsurance, Commitments and Contingencies (Continued)

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

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $-0-, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  As of December 31, 2012, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

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
Years Ended December 31, 2012, 2011, and 2010

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

Lehman Holdings’ alleged claims are for damages for breach of contract and breach of warranty pursuant to a loan purchase agreement and Seller’s Guide. Based on claiming that the Indemnification Agreement is null and void pursuant to its lawsuit, Lehman Holdings has initially claimed damages in excess of $5,000,000. Prior to declaring the Indemnification Agreement null and void, Lehman Holdings claimed in a then recent billing statement under the terms of the Indemnification Agreement, that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement. SecurityNational Mortgage strongly disagrees with the position of Lehman Holdings and, as set forth in its May 11, 2011 complaint, seeks affirmative relief of approximately $4,000,000 from Lehman Bank and Aurora Loan Services, which are related to Lehman Holdings.

On September 4, 2012, SecurityNational Mortgage filed a motion for summary judgment in its action against Lehman Bank and Aurora Loan Services on certain material issues, as well as against Lehman Holdings regarding its claims against SecurityNational Mortgage.  Lehman Bank and Aurora Loan Services filed a cross motion for summary judgment as to the issues in SecurityNational Mortgage’s motion and, in the Lehman Holdings case, Lehman Holdings has requested that the Court allow a cross motion on the issues which are the subject of SecurityNational Mortgage’s September 4, 2012 motion.  The cases are before two different federal judges.

On February 27, 2013, SecurityNational Mortgage’s motion for summary judgment against Lehman Bank and Aurora Loan Services and the related cross motion were heard by Judge David Nuffer of the United States District Court for the District of Utah. After an extensive hearing, Judge Nuffer requested that the parties prepare findings of fact in accordance with the Court’s earlier promulgated findings as modified at the hearing, and that each party submit proposed conclusions of law related to the motions. Judge Nuffer also said that he may request a further hearing on the matter. SecurityNational Mortgage’s motion in the Lehman Holdings case is presently set for hearing on May 30, 2013 before Judge Ted Stewart of the United States District Court for the District of Utah.

Non-Cancelable Leases

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to five years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2012, are approximately as follows:

Years Ending December 31

2013	$2,242,899
2014	1,756,656
2015	1,224,330
2016	1,032,881
2017	944,135
Total	$7,200,901

Total rent expense related to non-cancelable operating leases for the years ended December 31, 2012, 2011, and 2010 was approximately $3,425,000, $2,595,000, and $2,086,000, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

9)       Reinsurance, Commitments and Contingencies (Continued)

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of December 31, 2012, the Company’s commitments were $3,592,513 for these loans of which $3,161,112 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of December 31, 2012). Maturities range between six and twelve months.

At December 31, 2012, SecurityNational Mortgage was contingently liable under a standby letter of credit aggregating $1,250,000, to be used as collateral to cover any contingency relating to claims filed in states where SecurityNational Mortgage is licensed. SecurityNational Mortgage does not expect any material losses to result from the issuance of the standby letter of credit. Accordingly, the estimated fair value of these instruments is zero.

At December 31, 2012, the Company was contingently liable under a standby letter of credit aggregating $458,224, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's self-insurance casualty program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero.

The Company is self-insured for certain casualty insurance, worker compensation and liability programs. Self-Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party administrators and actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At December 31, 2012, $589,661 of reserves was established related to such insurance programs versus $623,135 at December 31, 2011.

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
Years Ended December 31, 2012, 2011, and 2010

10)         Retirement Plans

The Company and its subsidiaries have a noncontributory Employee Stock Ownership Plan (ESOP) for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,000 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors.

The Company’s contributions are allocated to eligible employees based on the ratio of each eligible employee’s compensation to total compensation for all eligible employees during each year. The Company did not make any contributions for 2012, 2011 and 2010. At December 31, 2012 the ESOP held 599,250 shares of Class A and 2,294,549 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has three 401(k) savings plans covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pretax contributions up to a maximum of $17,000, $16,500 and $16,500 for the years 2012, 2011 and 2010, respectively or the statutory limits.

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company matched 100% of up to 3% of an employee’s total annual compensation and matched 50% of 4% to 5% of an employee’s annual compensation. The match was in Company Stock. The Company’s contribution for 2012, 2011 and 2010 was $222,719, $208,206 and $344,772, respectively under the “Safe Harbor” plan.

In 2001, the Company’s Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2012, 2011 and 2010.

The Company has a deferred compensation agreement with its past Chief Executive Officer. The deferred compensation is payable on the retirement or death of this individual either in annual installments over 10 years or in a lump sum settlement, if approved by the Board of Directors. The amount payable is $60,000 per year with cost of living adjustments each anniversary. The compensation agreement also provides that any remaining balance will be payable to his heirs in the event of his death. In addition, the agreement provides that the Company will pay the Group Health coverage for this individual and/or his spouse. In 2012, the Company decreased its liability for these future obligations by $1,349 and in 2011 decreased its liability by $57,125. The current balance as of December 31, 2012 is $598,426.

On July 16, 2004, the Company entered into an employment agreement with Scott M. Quist, its Chairman of the Board, President and Chief Executive Officer. The agreement is effective as of December 4, 2003 and has a five-year term, but the Company has agreed to renew the agreement on December 4, 2008 and 2013 for additional five-year terms, provided Mr. Quist performs his duties with usual and customary care and diligence. Under the terms of the agreement, Mr. Quist is to devote his full time to the Company serving as its Chairman of the Board, President, and Chief Executive Officer at not less than his current salary and benefits. The Company also agrees to maintain a group term life insurance policy of not less than $1,000,000 on Mr. Quist’s life and a whole life insurance policy in the amount of $500,000 on Mr. Quist’s life. In the event of disability, Mr. Quist’s salary would be continued for up to five years at 75% of its current level.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

10)         Retirement Plans (Continued)

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits there under, the remaining benefits are to be paid to his heirs. The Company expensed $87,467 and $145,036 in fiscal 2012 and 2011, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $1,173,242 and $1,121,162 as of December 31, 2012 and 2011, respectively.

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

In the event of a sale or merger of the Company and Mr. Beckstead is not retained in his current position, the Company would be obligated to continue Mr. Beckstead’s current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62½) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits there under, the remaining benefits are to be paid to his heirs. The Company expensed $44,533 and $58,964 in fiscal 2012 and 2011, respectively, to cover the present value of the retirement benefit of the agreement. The liability accrued is $613,403 and $533,483, as of December 31, 2012 and 2011, respectively.

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

Stockholders of both classes of common stock have received 5% stock dividends in the years 1990 through 2012, as authorized by the Company’s Board of Directors.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

11)         Capital Stock (Continued)

The Company has Class B Common Stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B Common Stock.

The following table summarizes the activity in shares of capital stock for the three-year period ended December 31, 2012:
	Class A	Class C
Balance at December 31, 2009	8,730,227	9,214,211

Exercise of stock options	10,174	-
Stock dividends	437,138	460,005
Conversion of Class C to Class A	1,406	(14,064)

Balance at December 31, 2010	9,178,945	9,660,152

Exercise of stock options	-	-
Stock dividends	459,168	482,675
Conversion of Class C to Class A	685	(6,851)

Balance at December 31, 2011	9,638,798	10,135,976

Exercise of stock options	685,753	318,912
Stock dividends	518,702	522,440
Conversion of Class C to Class A	323	(3,227)

Balance at December 31, 2012	10,843,576	10,974,101

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with accounting principles generally accepted in the United States of America, the basic and diluted earnings per share amounts were calculated as follows:

	2012	2011	2010
Numerator:
Net earnings (loss)	$16,712,518	$1,298,758	$(430,624)

Denominator:
Denominator for basic earnings per share-weighted-average shares	10,134,728	9,893,962	9,688,067
Effect of dilutive securities
Employee stock options	543,566	107,947	-
Dilutive potential common shares	543,566	107,947	-
Denominator for diluted earnings (loss) per share-adjusted weighted-average shares and assumed conversions	10,678,294	10,001,909	9,688,067

Basic earnings (loss) per share	$1.65	$0.13	$(0.04)
Diluted earnings (loss) per share	$1.57	$0.13	$(0.04)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

12)          Stock Compensation Plans

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation expense for options issued of $251,031, $253,934 and $520,457 has been recognized under these plans for 2012, 2011 and 2010, respectively.

The weighted-average fair value of each option granted in 2012 under the 2006 Plan, is estimated at $3.18 for the December 7, 2012 options as of the grant date using the Black Scholes Option Pricing Model with the following weighted-average assumptions: dividend yield of 5%, volatility of 73.89%, risk-free interest rate of 0.70%, and an expected term of 5.31 years.

The weighted-average fair value of each option granted in 2012 under the 2003 Plan and the 2006 Plan, is estimated at $0.64 and $0.66, respectively for the April 13, 2012 options as of the grant date using the Black Scholes Option Pricing Model with the following weighted-average assumptions: dividend yield of 5% and 5%, volatility of 70.26% and 72.58%, risk-free interest rate of 0.84% and 1.04%, and an expected term of 4.53 to 5.32 years, respectively.

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

The Company generally estimates the expected life of the options based upon the contractual term of the options adjusted for actual experience. Future volatility is estimated based upon the weighted historical volatility of the Company’s Class A common stock and three peer company stocks over a period equal to the estimated life of the options. Common stock issued upon exercise of stock options are generally new share issuances rather than from treasury shares.

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
Years Ended December 31, 2012, 2011, and 2010

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

Activity of the 1993 Plan is summarized as follows:
	Number of Class A Shares	Option Price
Outstanding at December 31, 2009	291,950	$1.54 - $4.19
Adjustment for the effect of stock dividends	14,598
Exercised	-
Cancelled	-

Outstanding at December 31, 2010	306,548	$1.47 - $3.99
Adjustment for the effect of stock dividends	14,228
Exercised	-
Cancelled	(21,990)

Outstanding at December 31, 2011	298,786	$2.62 - $3.80
Adjustment for the effect of stock dividends	582
Exercised	(238,755)
Cancelled	(17,368)

Outstanding at December 31, 2012	43,245	$3.61 - $3.80

Exercisable at end of year	43,245	$3.61 - $3.80

Available options for future grant 1993 Stock Incentive Plan	-0-

Weighted average contractual term of options outstanding at December 31, 2012	.22 years

Aggregated intrinsic value of options outstanding at December 31, 2012	$199,519

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
Years Ended December 31, 2012, 2011, and 2010

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

Activity of the 2000 Plan is summarized as follows:

Number of
	Class A Shares	Option Price
Outstanding at December 31, 2009	5,104	$2.45
Adjustment for the effect of stock dividends	-
Granted	-
Cancelled	(5,104)
Outstanding at December 31, 2010	-

Adjustment for the effect of stock dividends	-
Granted	-
Cancelled	-
Outstanding at December 31, 2011	-
Exercisable at end of year	-

Available options for future grant 2000 Director Plan	-0-

Weighted average contractual term of options outstanding at December 31, 2012	-0-

Aggregated intrinsic value of options outstanding at December 31, 2012	$-0-

2003 Stock Option Plan
On July 11, 2003, the Company adopted the Security National Financial Corporation 2003 Stock Option Plan (the “2003 Plan”), which reserved 500,000 shares of Class A Common Stock and 1,000,000 shares of Class C Common Stock for issuance there under.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

12)        Stock Compensation Plans (Continued)

On July 13, 2007, the Company amended the 2003 Plan to authorize an additional 400,000 shares of Class A Common Stock and an additional 1,000,000 shares of Class C common stock to be made available for issuance under the Plan. On July 10, 2009 the Company amended the 2003 Plan to authorize an additional 500,000 shares of Class A common stock and an additional 1,000,000 share of Class C common stock to be made available for issuance under the Plan. On July 9, 2010 the Company amended the 2003 Plan authorizing an additional 500,000 shares of Class A common stock and an additional 1,000,000 shares of Class C common stock to be made available for issuance under the Plan. On July 8, 2011 the Company amended the 2003 Plan authorizing an additional 400,000 shares of Class A common stock and an additional 1,000,000 shares of Class C common stock to be made available for issuance under the Plan. On July 6, 2012 the Company amended the 2003 Plan authorizing an additional 250,000 shares of Class A common stock and an additional 2,000,000 shares of Class C common stock to be made available for issuance under the Plan. The 2003 Plan allows the Company to grant options and issue shares as a means of providing equity incentives to key personnel, giving them a proprietary interest in the Company and its success and progress.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

12)        Stock Compensation Plans (Continued)

Activity of the 2003 Plan is summarized as follows:
	Number of Class A Shares	Number of Class C Shares(1)	Option Price(1)

Outstanding at December 31, 2009	1,007,971	2,274,624	$1.36 - $3.84
Adjustment for the effect of stock dividends	56,598	163,731
Granted	221,600	1,000,000
Exercised	(97,609)	-
Cancelled	-	-

Outstanding at December 31, 2010	1,188,560	3,438,355	$1.30 - $3.66
Adjustment for the effect of stock dividends	74,596	171,920
Granted	322,500	-
Exercised	-	-
Cancelled	(19,135)	-

Outstanding at December 31, 2011	1,566,521	3,610,275	$1.23 - $3.48
Adjustment for the effect of stock dividends	35,948	245,145
Granted	322,000	-
Exercised	(794,144)	(525,000)
Cancelled	(105,766)	-
Reclass from A to C	(250,808)	2,508,085

Outstanding at December 31, 2012	773,751	5,838,505	$1.17 - $3.31
			0
Exercisable at end of year	658,510	5,838,505	$1.17 - $3.31

Available options for future grant 2003 Stock Incentive Plan	1,443,579	782,924

Weighted average contractual term of options outstanding at December 31, 2012	4.50 years	2.03 years

Aggregated intrinsic value of options outstanding at December 31, 2012	$4,948,223	$3,598,618

(1) Class “C” shares are converted to Class “A” shares on a 10 to 1 ratio. The Option Price is based on Class A Common shares.

2006 Director Stock Option Plan

On December 7, 2006, the Company adopted the 2006 Director Stock Option Plan (the “Director Plan”) effective December 7, 2006. The Director Plan provides for the grant by the Company of options to purchase up to an aggregate of 100,000 shares of Class A Common Stock for issuance there under and adjusted for stock dividends if any. The Director Plan provides that each member of the Company’s Board of Directors who is not an employee or paid consultant of the Company automatically is eligible to receive options to purchase the Company’s Class A Common Stock under the Director Plan. On July 6, 2012 the Company amended the Director Plan authorizing an additional 50,000 shares of Class A common stock to be made available for issuance under the Plan.

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
Years Ended December 31, 2012, 2011, and 2010

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

Activity of the 2006 Plan is summarized as follows:

	Number of
	Class A Shares	Option Price
Outstanding at December 31, 2009	72,178	$1.28 - $4.37
Granted	24,000
Adjustment for the effect of stock dividends	4,809

Outstanding at December 31, 2010	100,987	$1.22 - $4.16
Granted	24,000
Adjustment for the effect of stock dividends	6,249

Outstanding at December 31, 2011	131,236	$1.16 - $3.96
Granted	25,000
Exercised	(8,377)
Adjustment for the effect of stock dividends	7,398

Outstanding at December 31, 2012	155,257	$1.10 - $7.05

Exercisable at end of year	139,507

Available options for future grant 2006 Stock Incentive Plan	29,214

Weighted average contractual term of options outstanding at December 31, 2012	7.40 years

Aggregated intrinsic value of options outstanding at December 31, 2012	$971,058

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

13)        Statutory Financial Information and Dividend Limitations

The Company’s insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

All states require domiciled insurance companies to prepare statutory-basis financial statements in conformity with the NAIC Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director. Statutory accounting practices differ from GAAP primarily since they require charging policy acquisition and certain sales inducement costs to expense as incurred, establishing life insurance reserves based on different actuarial assumptions, and valuing certain investments and establishing deferred taxes on a different basis.

Statutory net income and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

	Net Income			Capital and Surplus
	2012	2011	2010	2012	2011
Amounts by insurance subsidiary:
Security National Life Insurance Company	$391,533	$(34,795)	$1,050,328	$29,828,732	$24,257,274

Memorial Insurance Company of America	159	(1,994)	22,274	1,084,067	1,084,635

Southern Security Life Insurance Company, Inc.	184	971	2,667	1,583,524	1,581,199

Trans-Western Life Insurance Company	2,113	-	-	495,972	-

Total	$393,989	$(35,818)	$1,075,269	$32,992,295	$26,923,108

The Utah, Arkansas, Mississippi and Texas Insurance Departments impose minimum risk-based capital requirements (“RBC”) that were developed by the NAIC on insurance enterprises. The formulas for determining the RBC specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries have a combined weighted Ratio that is greater than the first level of regulatory action as of December 31, 2012.

Generally, the net assets of the life insurance subsidiaries available for transfer to the Company are limited to the amounts of the life insurance subsidiaries net assets, as determined in accordance with statutory accounting practices, which were $32,992,295 at December 31, 2012, exceed minimum statutory capital requirements; however, payments of such amounts as dividends are subject to approval by regulatory authorities.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

14)         Business Segment Information (Continued)

	2012
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$48,216,327	$10,864,497	$150,553,261	$-	$209,634,085
Net investment income	17,951,118	333,625	4,965,411	-	23,250,154
Realized gains (losses) on investments and other assets	1,415,556	8,954	-	-	1,424,510
Other than temporary impairments	(1,207,632)	-	-	-	(1,207,632)
Other revenues	482,325	136,189	540,538	-	1,159,052
Intersegment revenues:
Net investment income	7,570,979	1,435,891	294,980	(9,301,850)	-
Total revenues	74,428,673	12,779,156	156,354,190	(9,301,850)	234,260,169
Expenses:
Death and other policy benefits	24,246,088	-	-	-	24,246,088
Increase in future policy benefits	21,435,191	-	-	-	21,435,191

Amortization of deferred policy and preneed acquisition costs and value of business acquired	5,137,586	311,843	-	-	5,449,429
Depreciation	315,960	426,006	516,131	-	1,258,097
General, administrative and other costs:
Intersegment	24,000	102,726	137,696	(264,422)	-
Provision for loan losses	-	-	4,239,418	-	4,239,418

Costs related to funding mortgage loans	-	-	6,931,045	-	6,931,045
Other	17,824,800	9,582,499	118,198,014	2	145,605,315
Interest expense:
Intersegment	694,442	1,681,987	6,661,001	(9,037,430)	-
Other	159,659	455,449	3,129,185	-	3,744,293
Total benefits and expenses	69,837,726	12,560,510	139,812,490	(9,301,850)	212,908,876
Earnings (losses) before income taxes	$4,590,947	$218,646	$16,541,700	$-	$21,351,293
Income tax (expense) benefit	1,755,258	-	(6,394,033)	-	(4,638,775)
Net earnings (losses)	$6,346,205	$218,646	$10,147,667	$-	$16,712,518

Identifiable assets	$558,845,424	$116,368,747	$55,613,678	$(133,611,226)	$597,216,623

Goodwill	$391,848	$285,191	$-	$-	$677,039

Expenditures for long-lived assets	$400,605	$689,154	$2,131,861	$-	$3,221,620

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

14)         Business Segment Information (Continued)

	2011
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$48,457,405	$10,761,469	$77,605,105	$-	$136,823,979
Net investment income	17,295,982	159,186	2,555,536	-	20,010,704
Realized gains (losses) on investments and other assets	1,596,127	868,226	-	-	2,464,353
Other than temporary impairments	(840,735)	-	-	-	(840,735)
Other revenues	712,400	147,830	248,739	-	1,108,969
Intersegment revenues:
Net investment income	5,832,691	1,691,197	258,062	(7,781,950)	-
Total revenues	73,053,870	13,627,908	80,667,442	(7,781,950)	159,567,270
Expenses:
Death and other policy benefits	23,945,720	-	-	-	23,945,720
Increase in future policy benefits	22,258,241	-	-	-	22,258,241
Amortization of deferred policy and preneed acquisition costs and value of business acquired	5,396,016	373,332	-	-	5,769,348
Depreciation	479,634	520,015	499,389	-	1,499,038
General, administrative and other costs:
Intersegment	24,000	103,494	130,011	(257,505)	-
Provision for loan losses	-	-	2,070,399	-	2,070,399
Costs related to funding mortgage loans	-	-	4,240,377	-	4,240,377
Other	17,472,713	9,827,197	69,286,435	-	96,586,345
Interest expense:
Intersegment	668,047	1,905,559	4,950,839	(7,524,445)	-
Other	111,221	437,736	1,412,292	-	1,961,249
Total benefits and expenses	70,355,592	13,167,333	82,589,742	(7,781,950)	158,330,717
Earnings (losses) before income taxes	$2,698,278	$460,575	$(1,922,300)	$-	$1,236,553
Income tax (expense) benefit	(734,626)	-	796,831	-	62,205
Net earnings (losses)	$1,963,652	$460,575	$(1,125,469)	$-	$1,298,758

Identifiable assets	$504,744,743	$116,453,434	$27,913,480	$(126,061,216)	$523,050,441

Goodwill	$391,848	$285,191	$-	$-	$677,039

Expenditures for long-lived assets	$136,742	$255,116	$373,775	$-	$765,633

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

14)         Business Segment Information (Continued)

	2010
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$38,509,198	$11,520,369	$97,342,215	$-	$147,371,782
Net investment income	14,738,200	63,574	3,814,210	-	18,615,984
Realized gains on investments and other assets	1,642,174	(26,756)	-	-	1,615,418
Other than temporary impairments	(673,981)	-	-	-	(673,981)
Other revenues	1,039,016	256,862	285,237	-	1,581,115
Intersegment revenues:
Net investment income	6,817,008	1,678,096	244,578	(8,739,682)	-
Total revenues	62,071,615	13,492,145	101,686,240	(8,739,682)	168,510,318
Expenses:
Death and other policy benefits	20,925,988	-	-	-	20,925,988
Increase in future policy benefits	17,020,086	-	-	-	17,020,086
Amortization of deferred policy and preneed acquisition costs and value of business acquired	4,058,514	372,562	-	-	4,431,076
Depreciation	559,999	631,281	620,652	-	1,811,932
General, administrative and other costs:
Intersegment	24,000	109,128	185,147	(318,275)	-
Provision for loan losses	-	-	5,404,645	-	5,404,645
Costs related to funding mortgage loans	-	-	6,044,020	-	6,044,020
Other	16,756,255	11,097,302	83,329,514	-	111,183,071
Interest expense:
Intersegment	686,384	1,792,479	5,942,544	(8,421,407)	-
Other	179,891	475,372	2,123,657	-	2,778,920
Total benefits and expenses	60,211,117	14,478,124	103,650,179	(8,739,682)	169,599,738
Earnings (losses) before income taxes	$1,860,498	$(985,979)	$(1,963,939)	$-	$(1,089,420)
Income tax (expense) benefit	(97,410)	-	756,206	-	658,796
Net earnings (losses)	$1,763,088	$(985,979)	$(1,207,733)	$-	$(430,624)

Identifiable assets	$441,751,653	$111,798,118	$30,323,496	$(116,860,777)	$467,012,490

Goodwill	$391,848	$683,191	$-	$-	$1,075,039

Expenditures for long-lived assets	$220,417	$275,904	$363,667	$-	$859,988

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

15)        Related Party Transactions

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

The following methods and assumptions were used by the Company in estimating the fair value disclosures related to other significant financial instruments:

The items shown under Level 1 and Level 2 are valued as follows:

Securities Available for Sale and Held to Maturity: The fair values of investments in fixed maturity and equity securities along with methods used to estimate such values are disclosed in Note 2 of the Notes to Consolidated Statements.

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

Call Options: The fair values along with methods used to estimate such values are disclosed in Note 2 of the Notes to Consolidated Statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

16)        Fair Value of Financial Instruments (Continued)

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

Mortgage Servicing Rights: The Company initially recognizes MSRs at their estimated fair values derived from the net cash flows associated with the servicing contracts, where the Company assumes the obligation to service the loan in the sale transaction. The precise fair value of MSRs cannot be readily determined because MSRs are not actively traded in stand-alone markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect the Company’s earnings.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

16)        Fair Value of Financial Instruments (Continued)

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2012.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Non-redeemable preferred stock	$18,795	$18,795	$-	$-
Common stock	5,386,317	5,386,317	-	-
Total securities available for sale	5,405,112	5,405,112	-	-
Restricted assets of cemeteries and mortuaries	585,412	585,412
Cemetery perpetual care trust investments	626,048	626,048	-	-
Derivatives - interest rate lock commitments	3,127,689	-	-	3,127,689
Total assets accounted for at fair value on a recurring basis	$9,744,261	$6,616,572	$-	$3,127,689

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(49,746,337)	$-	$-	$(49,746,337)
Future policy benefits - annuities	(65,171,687)	-	-	(65,171,687)
Derivatives - bank loan interest rate swaps	(93,572)	-	-	(93,572)
- call options	(126,215)	(126,215)	-	-
- interest rate lock commitments	(166,224)	-	-	(166,224)
Total liabilities accounted for at fair value on a recurring basis	$(115,304,035)	$(126,215)	$-	$(115,177,820)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

16)        Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2011	$(50,926,020)	$(65,281,586)	$1,694,541	$(117,812)

Total Losses (Gains):

Included in earnings	1,179,683	109,899	-	-

Included in other comprehensive income (loss)	-	-	1,266,924	24,240

Balance - December 31, 2012	$(49,746,337)	$(65,171,687)	$2,961,465	$(93,572)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2012.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$2,797,470			$2,797,470
Mortgage loans on real estate	4,621,500	-	-	4,621,500
Other real estate owned held for investment	985,219	-	-	985,219
Total assets accounted for at fair value on a nonrecurring basis	$8,404,189	$-	$-	$8,404,189

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

16)        Fair Value of Financial Instruments (Continued)

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
Years Ended December 31, 2012, 2011, and 2010

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

17)        Accumulated Other Comprehensive Income

The following summarizes the changes in accumulated other comprehensive income:

	December 31
	2012	2011
Unrealized gains (losses) on available for-sale securities	$(28,700)	$(1,698,175)
Reclassification adjustment for net realized gains in net income	386,328	472,038
Net unrealized gains (losses) before taxes	357,628	(1,226,137)
Tax (expense) benefit	70,120	150,999
Net	427,748	(1,075,138)
Potential unrealized gains (losses) for derivative bank loans (interest rate swaps) before taxes	24,240	(1,279)
Tax (expense) benefit	(8,242)	435
Net	15,998	(844)
Potential unrealized gains (losses) for derivative mortgage loans before taxes	1,266,924	821,483
Tax (expense) benefit	(430,754)	(279,304)
Net	836,170	542,179
Other comprehensive income changes	$1,279,916	$(533,803)

The following is the accumulated balances of other comprehensive income as of December 31, 2012:

	Beginning Balance December 31, 2011	Change for the period	Ending Balance December 31, 2012
Unrealized net gains on available-for-sale securities and trust investments	$(386,198)	$427,748	$41,550
Unrealized gains on derivative mortgage loans	1,118,397	836,170	1,954,567
Unrealized gains ( losses) on derivative bank loan interest rate swaps	(77,756)	15,998	(61,758)
Other comprehensive income	$654,443	$1,279,916	$1,934,359

The following is the accumulated balances of other comprehensive income as of December 31, 2011:

	Beginning Balance December 31, 2010	Change for the period	Ending Balance December 31, 2011
Unrealized net gains on available-for-sale securities and trust investments	$688,940	$(1,075,138)	$(386,198)
Unrealized gains on derivative mortgage loans	576,218	542,179	1,118,397
Unrealized gains ( losses) on derivative bank loan interest rate swaps	(76,912)	(844)	(77,756)
Other comprehensive income	$1,188,246	$(533,803)	$654,443

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

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

The Company has adopted a strategy of selling “out of the money” call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the market value of the option.  The liability for call options is adjusted to market value at each reporting date. The market value of outstanding call options as of December 31, 2012 and December 31, 2011 was $126,215 and $80,102, respectively.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option.  If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

18)	Derivative Commitments (Continued)

The following table shows the fair value of derivatives as of December 31, 2012 and December 31, 2011.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$3,127,689	other assets	$1,904,901	Other liabilities	$166,224	Other liabilities	$210,360
Call Options		-		-	Other liabilities	126,215	Other liabilities	80,102
Interest rate swaps		-		-	Bank loans payable	93,572	Bank loans payable	117,812
Total		$3,127,689		$1,904,901		$386,011		$408,274

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain (Loss) Recognized in OCI
	Years ended December 31
Derivative - Cash Flow Hedging Relationships:	2012	2011
Interest Rate Lock Commitments	$1,266,924	$821,482
Interest Rate Swaps	24,240	(1,279)
Sub Total	1,291,164	820,203
Tax Effect	438,996	278,868
Total	$852,168	$541,335

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

19)        Acquisitions

On August 31, 2011 the Company entered into a Stock Purchase Agreement with North America Life to purchase all of the outstanding shares of common stock of Trans-Western Life Insurance Company (“Trans-Western”), a Texas domiciled insurance company and a wholly-owned subsidiary of North America Life.  The Company completed the Stock Purchase Agreement on May 2, 2012. Purchase consideration paid was $494,207 which was the capital and surplus of Trans-Western at May 2, 2012. The Stock Purchase Agreement was approved by the Texas Insurance Department on March 20, 2012.  All of Trans-Western’s insurance business had been ceded to North America Life, of which approximately 47% of the insurance in force had been assumed by the Company under the Coinsurance Agreement explained in Note 9 of the Notes to Consolidated Statements. As part of the stock purchase transaction, the Company recaptured the 47% of insurance in force.

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

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming theacquisition of Trans-Western had occurred at the beginning of the years ended December 31, 2012, 2011 and 2010, respectively. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

	For the Year Ended, December 31 (unaudited)
	2012	2011	2010
Total revenues	$234,268,496	$159,620,617	$168,615,765
Net earnings	$16,713,955	$1,314,026	$(402,460)
Net earnings per Class A equivalent common share	$1.65	$0.13	$(0.04)
Net earnings per Class A equivalent common share assuming dilution	$1.57	$0.13	$(0.04)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

20)        Mortgage Servicing Rights

The Company did not have MSRs before the year ended December 31, 2012. The following table presents the MSR activity for 2012.

December 31, 2012
Amortized cost:
Balance before valuation allowance at beginning of year	$-
MSRs received as proceeds from loan sales	2,797,470
Amortization	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-
Balance before valuation allowance at year end	$2,797,470

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-
Additions	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-
Balance at year end	$-

Mortgage servicing rights, net	$2,797,470

Estimated fair value of MSRs at year end	$2,797,470

Amortization for 2012 was immaterial, and has not been recorded. The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its December 31, 2012 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR Amortization
2013	$310,830
2014	310,830
2015	310,830
2016	310,830
2017	310,830
Thereafter	$1,243,320
Total	$2,797,470

The Company began to retain MSRs in the second quarter of 2012. Since the retained MSRs were relatively small, they were determined to be immaterial. However, the Company substantially increased its MSR retention in the fourth quarter and began to report these MSRs pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011, and 2010

21)        Quarterly Financial Data (Unaudited)

	2012
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$47,323,223	$56,528,210	$63,747,903	$66,660,832
Benefits and expenses	44,994,631	51,491,833	57,615,608	58,806,804
Earnings (loss) before income taxes	2,328,592	5,036,377	6,132,295	7,854,029
Income tax benefit (expense)	(666,409)	(1,443,345)	(2,142,249)	(386,772)
Net earnings (loss)	1,662,183	3,593,032	3,990,046	7,467,257
Net earnings (loss) per common share	$0.18	$0.38	$0.42	$0.76
Net earnings (loss) per common share assuming dilution	$0.17	$0.36	$0.38	$0.69

	2011
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$34,172,180	$36,466,418	$41,324,687	$47,603,985
Benefits and expenses	35,494,762	36,325,240	40,490,197	46,020,518
Earnings (loss) before income taxes	(1,322,582)	141,178	834,490	1,583,467
Income tax benefit (expense)	804,109	63,689	(64,168)	(741,425)
Net earnings (loss)	(518,473)	204,867	770,322	842,042
Net earnings (loss) per common share	$(0.06)	$0.02	$0.09	$0.09
Net earnings (loss) per common share assuming dilution	$(0.06)	$0.02	$0.09	$0.09

	2010
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$37,967,127	$43,048,988	$45,974,697	$41,519,506
Benefits and expenses	39,640,041	42,964,207	45,161,511	41,833,979
Earnings (loss) before income taxes	(1,672,914)	84,781	813,186	(314,473)
Income tax benefit (expense)	721,681	334,638	(309,757)	(87,766)
Net earnings (loss)	(951,233)	419,419	503,429	(402,239)
Net earnings (loss) per common share	$(0.11)	$0.05	$0.06	$(0.05)
Net earnings (loss) per common share assuming dilution	$(0.11)	$0.05	$0.06	$(0.05)

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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2012. Based on that assessment the Company believes that, at December 31, 2012, its internal control over financial reporting was effective.

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

There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers

The Company’s Board of Directors consists of seven persons, five of whom are not employees of the Company. There are no family relationships between or among any of the directors and executive officers, except that Scott M. Quist and Christie Q. Overbaugh are brother and sister. The following table sets forth certain information with respect to the directors and executive officers of the Company.

Name	Age	Position with the Company
Scott M. Quist	59	Chairman of the Board, President, Chief Executive Officer and Director

Garrett S. Sill	42	Acting Chief Financial Officer

J. Lynn Beckstead, Jr.	59	Vice President Mortgage Operations and Director

Christie Q. Overbaugh	64	Senior Vice President of Internal Operations

Jeffrey R. Stephens	59	General Counsel and Corporate Secretary

Charles L. Crittenden	92	Director

Gilbert A. Fuller	72	Director

Robert G. Hunter	53	Director

H. Craig Moody	61	Director

Norman G. Wilbur	74	Director

Appointment of New Chairman of the Board and Chief Executive Officer

On September 14, 2012, the Company’s Board of Directors appointed Scott M. Quist to serve as Chairman of the Board and Chief Executive Officer of the Company. Scott Quist replaces George R. Quist, who served as Chairman of the Board and Chief Executive Officer from 1979 until his death on September 6, 2012. Scott Quist will also continue to serve as the Company’s President, a position he has held since 2002.

Directors

The following is a description of the business experience of each of the Company’s directors.

Scott M. Quist has served as Chairman of the Board and Chief Executive Officer of the Company since September 14, 2012. Mr. Quist will also continue to serve as the Company’s President, a position he has held since 2002. He has also served as a director of the Company since 1986.  Mr. Quist served as First Vice President of the Company from 1986 to 2002.  From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas.  From 1986 to 1991, he was Treasurer and a director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies.  Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance.  He has also served as a regional director of Key Bank of Utah since November 1993.  Mr. Quist is currently a director and a past president of the National Alliance of Life Companies, a trade association of over 200 life companies.  Mr. Quist holds a B.S. degree in Accounting from Brigham Young University and received his law degree also from Brigham Young University.  Mr. Quist’s significant expertise and deep understanding of the technical, organizational and strategic business aspects of the insurance industry, his management expertise, his ten year tenure as President of the Company and twenty-six year tenure as a director, and his years of business and leadership experience led the Board of Directors to conclude that he should be appointed as Chairman of the Board and Chief Executive Officer of the Company.

J. Lynn Beckstead, Jr. has served as Vice President of Mortgage Operations and a director of the Company since 2002.  In addition, Mr. Beckstead is President of SecurityNational Mortgage Company, a wholly owned subsidiary of the Company, having served in this position since 1993.  From 1990 to 1993, Mr. Beckstead was Vice President and a director of Republic Mortgage Corporation.  From 1983 to 1990, Mr. Beckstead was Vice President and a director of Richards Woodbury Mortgage Corporation.  From 1980 to 1983, he was a principal broker for Boardwalk Properties.  From 1978 to 1980, Mr. Beckstead was a residential loan officer for Medallion Mortgage Company.  From 1977 to 1978, he was a residential construction loan manager of Citizens Bank.  Mr. Beckstead’s expertise in real estate, his nineteen year tenure serving as President of SecurityNational Mortgage Company, and his business and leadership experience led the Board of Directors to conclude that he should serve as a director.

Charles L. Crittenden has served as a director of the Company since 1979.  Mr. Crittenden has been sole stockholder of Crittenden Paint & Glass Company since 1958.  He is also an owner of Crittenden Enterprises, a real estate development company, and Chairman of the Board of Linco, Inc.  Mr. Crittenden’s status as one of the Company’s founders, his thirty-three year long tenure on the Company’s Board of Directors, and his years of business experience led the Board of Directors to conclude that he should serve as a director.

Gilbert A. Fuller has served as a director of the Company since December 7, 2012. From 2006 until his retirement in 2008, Mr. Fuller served as Executive Vice President, Chief Financial Officer and Secretary of USANA Health Sciences, Inc., a multinational manufacturer and direct seller of nutritional supplements. Mr. Fuller joined USANA in 1996 as the Vice President of Finance and served in that role until 1999 when he was appointed as its Senior Vice President. Mr. Fuller has served as a member of the Board of Directors of USANA since 2008. Before joining USANA, Mr. Fuller served in various executive positions for several different companies. Mr. Fuller served as Chief Administrative Officer and Treasurer of Melaleuca, Inc., a manufacturer and direct seller of personal care products. He was also the Vice President and Treasurer of Norton Company, a multinational manufacturer of ceramics and abrasives. Mr. Fuller obtained his certified public accountant license in 1970 and kept it current until his career path developed into corporate finance. Mr. Fuller received a B.S. degree in Accounting and an M.B.A. degree from the University of Utah. Mr. Fuller’s accounting, finance and corporate strategy expertise and his years of financial, accounting and business experience in public and private companies, including USANA Health Sciences, Inc., which is listed on the New York Stock Exchange, where he served as an executive officer and continues to serve as a director, led the Board of Directors to conclude that he should serve as a director.

Robert G. Hunter, M.D. has served as a director of the Company since 1998.  Dr. Hunter is currently a practicing physician in private practice.  Dr. Hunter created the statewide E.N.T. Organization (Rocky Mountain E.N.T., Inc.) where he is currently a member of the Executive Committee.  Dr. Hunter is Department Head of Otolaryngology, Head and Neck Surgery at Intermountain Medical Center and a past President of the medical staff of the Intermountain Medical Center.  He is also a delegate to the Utah Medical Association and has served as a delegate representing the State of Utah to the American Medical Association, and a member of several medical advisory boards.  Dr. Hunter holds a B.S. degree in Microbiology from the University of Utah and received his medical degree from the University of Utah College of Medicine.  Dr. Hunter’s medical expertise and experience, and his administrative and leadership experience from serving in a number of administrative positions in the medical profession led the Board of Directors to conclude that he should serve as a director.

H. Craig Moody has served as a director of the Company since 1995.  Mr. Moody is owner of Moody & Associates, a political consulting and real estate company.  He is a former Speaker and House Majority Leader of the House of Representatives of the State of Utah.  Mr. Moody holds a B.S. degree in Political Science from the University of Utah.  Mr. Moody’s real estate and governmental affairs expertise and years of business and leadership experience led the Board of Directors to conclude he should serve as a director.

Norman G. Wilbur has served as a director of the Company since 1998.  Mr. Wilbur worked for J.C. Penny's regional offices in budget and analysis.  His final position was Manager of Planning and Reporting for J.C. Penny's stores.  After 36 years with J.C. Penny's, Mr. Wilbur opted for early retirement in 1997.  Mr. Wilbur holds a B.S. degree in Accounting from the University of Utah.  Mr. Wilbur is a past executive director of the Dallas area for Habitat for Humanity.  Mr. Wilbur’s financial expertise and business experience from a successful career at JC Penny’s led the Board of Directors to conclude he should serve as a director.  In addition, the Board of Directors’ determination that Mr. Wilbur is the Audit Committee “financial expert” lends further support to his financial acumen and qualification for serving as a director.

The Board of Directors, Board Committees and Meetings

The Company's Bylaws provide that the Board of Directors shall consist of not less than three or more than eleven members.  The term of office of each director is for a period of one year or until the election and qualification of his successor.  A director is not required to be a resident of the State of Utah but must be a stockholder of the Company.  The Board of Directors held a total of four meetings during the fiscal year ended December 31, 2012.  No directors attended fewer than 75% of all meetings of the Board of Directors during the 2012 fiscal year.

The size of the Board of Directors of the Company for the coming year is seven members.  A majority of the Board of Directors must qualify as "independent" as that term is defined in Rule 4200 of the listing standards of the Nasdaq Stock Market.  The Board of Directors has affirmatively determined that five of the seven members of the Board of Directors, Messrs. Charles L. Crittenden, Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody and Norman G. Wilbur, are independent under the listing standards of the Nasdaq Stock Market.

There are four committees of the Board of Directors, which meet periodically during the year: the Audit Committee, the Compensation Committee, the Executive Committee, and the Nominating and Corporate Governance Committee.

The Audit Committee directs the auditing activities of the Company's internal auditors and outside public accounting firm and approves the services of the outside public accounting firm.  The Audit Committee consists of Messrs. Charles L. Crittenden, H. Craig Moody and Norman G. Wilbur (Chairman of the committee).  During 2012, the Audit Committee met on three occasions.

The Compensation Committee is responsible for recommending to the Board of Directors for approval the annual compensation of each executive officer of the Company and the executive officers of the Company's subsidiaries, developing policy in the areas of compensation and fringe benefits, contributions under the Employee Stock Ownership Plan, contributions under the 401(k) Retirement Savings Plans, Deferred Compensation Plan, granting of options under the stock option plans, and creating other employee compensation plans.  The Compensation Committee consists of Messrs. Charles L. Crittenden (Chairman of the committee), Robert G. Hunter, M.D., H. Craig Moody and Norman G. Wilbur.  During 2012, the Compensation Committee met on one occasion.

The Executive Committee reviews Company policy, major investment activities and other pertinent transactions of the Company.   The Executive Committee consists of Messrs. Scott M. Quist (Chairman of the committee), and H. Craig Moody.  During 2012, the Executive Committee met on one occasion.

The Nominating and Corporate Governance Committee identifies individuals qualified to become board members consistent with criteria approved by the board, recommends to the board the persons to be nominated by the board for election as directors at a meeting of stockholders, and develops and recommends to the board a set of corporate governance principles.  The Nominating and Corporate Governance Committee consists of Messrs. Charles L. Crittenden, Robert G. Hunter, M.D., H. Craig Moody (Chairman of the committee), and Norman G. Wilbur.  The Nominating and Corporate Governance Committee is composed solely of independent directors, as defined in the listing standards of the Nasdaq Stock Market.  During 2012, the Nominating and Corporate Governance Committee met on three occasions.

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

Executive Officers

Garrett S. Sill has served as Acting Chief Financial Officer since January 18, 2013. Prior to his appointment as the Company’s Acting Chief Financial Officer, Mr. Sill served since 2011 as Vice President and Assistant Treasurer of Security National Life Insurance Company, a wholly-owned subsidiary of the Company. From 2002 to 2011, Mr. Sill was Chief Financial Officer and Treasurer of SecurityNational Mortgage Company, a wholly-owned subsidiary of the Company. From 1997 to 2002, Mr. Sill was Vice President and Controller of SecurityNational Mortgage Company. Garrett Sill is a certified public accountant, having been licensed since 2002. He holds a B.A. degree in Accounting from Weber State University and an M.B.A. degree in Business Administration from the University of Utah. Mr. Sill also serves as a member of the Advisory Council of the School of Accounting and Taxation at Weber State University.

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

Jeffrey R. Stephens was appointed General Counsel and Corporate Secretary of the Company in December 2008. Mr. Stephens had served as General Counsel for the Company from November 2006 to December 2008. He was in private practice from 1981 to 2006 in the states of Washington and Utah. Mr. Stephens holds a B.S. degree in Geography from the University of Utah and received his law degree from Brigham Young University.  He is a member of the Utah State Bar and the Washington State Bar Association.

The Board of Directors of the Company has a written procedure, which requires disclosure to the board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the Company’s interests.

No director, officer or 5% stockholder of the Company or its subsidiaries or any affiliate thereof has had any transactions with the Company or its subsidiaries during 2012 or 2011.

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

Item 11. Executive Officer Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by the Company’s Chief Executive Officer, consisting of George R. Quist, who served as Chairman of the Board and Chief Executive Officer from 1979 until his death on September 6, 2012, and Scott M. Quist, who served as Chairman of the Board and Chief Executive Officer since September 14, 2012, and by the Company’s Chief Financial Officer, and the Company’s three other most highly compensated executive officers who were serving as executive officers at the end of 2012 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value Non-qualified Deferred Compensation Earnings (3) ($)	All Other Compen-sation (4) ($)	Total ($)
George R. Quist(1)	2012	$203,625	$53,230	--	--	--	$9,483	$266,338
Former Chairman of the	2011	285,513	53,230	--	--	--	11,308	350,051
Board and Former Chief Executive Officer	2010	269,013	52,405	--	--	--	11,307	332,725

Scott M. Quist(1)	2012	$384,400	$193,950	--	--	--	$41,330	$619,680
Chairman of the Board,	2011	384,400	95,000	--	--	--	44,140	523,540
President and Chief Executive Officer	2010	383,317	93,950	--	--	--	43,660	520,927

Stephen M. Sill(2)	2012	$153,833	$13,627	--	--	--	$23,987	$191,447
Former Vice President,	2011	149,760	13,500	--	--	--	24,056	187,316
Former Treasurer and Former Chief Financial Officer	2010	144,000	13,213	--	--	--	23,581	180,794

J. Lynn Beckstead, Jr.	2012	$255,667	$144,916	--	--	--	$23,996	$424,579
Vice President of Mortgage	2011	247,583	26,381	--	--	--	22,969	296,933
Operations	2010	237,583	21,900	--	--	--	32,499	291,982

Jeffrey R. Stephens	2012	$156,833	$16,850	--	--	--	$19,926	$193,609
General Counsel and	2011	152,792	30,100	--	--	--	19,354	202,246
Corporate Secretary	2010	147,708	8,000	--	--	--	17,145	172,853

(1)	George R. Quist, the father of Scott M. Quist, passed away on September 6, 2012.
(2)
Stephen M. Sill served as the Company’s Vice President, Treasurer and Chief Financial Officer from 2002 until his retirement on January 18, 2013. The Company’s Board of Directors appointed Garrett S. Sill, son of Stephen M. Sill, to serve as the Company’s Acting Chief Financial Officer, effective January 18, 2013.

(3)
The amounts indicated under “Change in Pension Value and Non-qualified Deferred Compensation Earnings” consist of amounts contributed by the Company into a trust for the benefit of the Named Executive Officers under the Company’s Deferred Compensation Plan.

(4)	The amounts indicated under “All Other Compensation” consist of the following amounts paid by the Company for the benefit of the Named Executive Officers:
a)
payments related to the operation of automobiles were for George R. Quist ($1,700, $2,400 and $2,400 each for 2012, 2011 and 2010, respectively); Scott M. Quist ($7,200 for each of the years 2012, 2011 and 2010); Stephen M. Sill ($5,700 for each of the years 2012, 2011 and 2010); and Jeffrey R. Stephens ($-0- for each of the years 2012, 2011 and 2010). However, such payments do not include the furnishing of an automobile by the Company to George R. Quist, Scott M. Quist and J. Lynn Beckstead Jr., nor the payment of insurance and property taxes with respect to the automobiles operated by the such executive officers;

b)
group life insurance premiums paid by the Company to a group life insurance plan for George R. Quist ($7, $9, and $9 for 2012, 2011 and 2010, respectively); Scott M. Quist, Stephen M. Sill, and J. Lynn Beckstead Jr. ($207, $223 and $223 each for 2012, 2011 and 2010, respectively); and Jeffrey R. Stephens ($207, $223 and $115 for 2012, 2011 and 2010, respectively);

c)
life insurance premiums paid by the Company for the benefit of George R. Quist ($4,644 for each of the years 2012, 2011 and 2010); Scott M. Quist ($15,016 for each of the years 2012, 2011 and 2010); Stephen M. Sill ($2,976 for each of the years 2012, 2011 and 2010); J. Lynn Beckstead Jr. ($4,500 for each of the years 2012, 2011 and 2010); and Jeffrey R. Stephens ($-0- for each of the years 2012, 2011 and 2010);

d)
medical insurance premiums paid by the Company to a medical insurance plan: George R. Quist ($2,934 for 2012, $3,991 for 2011, and $3,990 for 2010); Scott M. Quist ($8,644 for 2012, $11,637 for 2011, and $11,157 for 2010) and J. Lynn Beckstead Jr. ($12,441 for 2012, $11,637 for 2011, and $11,157 for 2010); Stephen M. Sill ($8,644 for 2012, $8,135 for 2011 and $7,901 for 2010); and Jeffrey R. Stephens ($12,510 for 2012, $11,550 for 2011, and $10,738 for 2010);

e)
long term disability insurance paid by the Company to a provider of such insurance; George R. Quist ($198 for 2012, $264 for 2011 and $264 for 2010), Scott M. Quist, Stephen M, Sill, J. Lynn Beckstead Jr., and Jeffrey R. Stephens ($262 for 2012, $264 for 2011 and $264 for 2010);

f)	membership dues paid by the Company to Alpine Country Club for the benefit of J. Lynn Beckstead Jr. ($6,586 for 2012, $6,645 for 2011, and $6,855 for 2010);
g)
contributions to defined contribution plans paid by the Company; Scott M. Quist ($10,000 for 2012, $9,800 for 2011, and $9,800 for 2010); Stephen M. Sill ($6,197 for 2012, $6,758 for 2011, and $6,517 for 2010); J. Lynn Beckstead Jr. ($-0- for 2012, $-0- for 2011, and $9,800 for 2010); and Jeffrey R. Stephens ($6,947 for 2012, $7,316 for 2011, and $6,028 for 2010);

SUPPLEMENTAL ALL OTHER COMPENSATION TABLE

The following table sets forth all other compensation provided the Named Executive Officers for fiscal years 2012, 2011 and 2010.

Name of Executive Officer	Year	Perks and Other Personal Benefits	Tax Reimburse-ments	Discounted Securities Purchases	Payments/ Accruals on Termination Plans	Registrant Contributions to Defined Contribution Plans	Insurance Premiums	Dividends or Earnings on Stock or Option Awards	Other (1)
George R. Quist	2012	$1,700	--	--	--	$-	$7,783	--	--
	2011	2,400	--	--	--	-	8,908	--	--
	2010	2,400	--	--	--	-	8,907	--	--

Scott M. Quist	2012	$7,200	--	--	--	$10,000	$24,130	--	--
	2011	7,200	--	--	--	9,800	27,140	--	--
	2010	7,200	--	--	--	9,800	26,660	--	--

Stephen M. Sill	2012	$5,700	--	--	--	$6,197	$12,090	--	--
	2011	5,700	--	--	--	6,758	11,598	--	--
	2010	5,700	--	--	--	6,517	11,364	--	--

J. Lynn Beckstead Jr.	2012	$6,586	--	--	--	$-	$17,410	--	--
	2011	6,645	--	--	--	-	16,324	--	--
	2010	6,855	--	--	--	9,800	15,844	--	--

Jeffrey R. Stephens	2012	$-	--	--	--	$6,947	$12,979	--	--
	2011	-	--	--	--	7,316	12,038	--	--
	2010	-	--	--	--	6,028	11,117	--	--

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information regarding options granted to the named Executive Officers during the fiscal year ended December 31, 2012.

Name of Executive Officer	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Awards: Number of Securities Underlying Options (#)			Exercise or Base Price of Option Awards ($/Sh)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
George R. Quist	4/13/12	--	--	--	101,250	(1)		$1.630	$1.560	$57,863

Scott M. Quist	4/13/12	--	--	--	105,000	(1	)(2)	1.630	1.560	59,993

Stephen M. Sill	4/13/12	--	--	--	7,688	(1)		1.480	1.560	5,068

J. Lynn Beckstead, Jr.	4/13/12	--	--	--	18,450	(1)		1.480	1.560	12,164

Jeffrey R. Stephens	4/13/12	--	--	--	5,125	(1)		1.480	1.560	3,379

(1)	The stock options have been adjusted for the 5% annual stock dividend declared December 7, 2012.
(2)
On April 13, 2013 Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $1.63 per share or 1,000,000 shares of Class C common stock at an exercise price of $.163 per share, or any combination thereof.

OUTSTANDING EQUITY AWARDS AT FISCAL 2012 YEAR END

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers at December 31, 2012.

	Option Awards									Stock Awards
Name of Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)			Number of Securities Underlying Unexercised Options Unexercisable (#)			Option Exercise Price ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
George R. Quist	3/31/08	63,814			--			$3.31	03/31/13	--	--	--	--	--
	12/04/09	121,551			--			3.17	12/04/14	--	--	--	--	--
	12/03/10	115,763			--			1.74	12/03/15	--	--	--	--	--
	12/02/11	81,703	(9)		--			1.30	12/02/16	--	--	--	--	--
	4/13/12	25,312	(10)		--			1.63	04/13/17	--	--	--	--	--

George R. Quist	3/25/05	103,422	(2)		--			$2.37	03/25/15	--	--	--	--	--
	3/31/08	63,814	(3)		--			3.33	03/31/13	--	--	--	--	--
	12/05/08	121,551	(4)		--			1.33	12/05/13	--	--	--	--	--
	12/04/09	121,551	(5)		--			3.14	12/04/14	--	--	--	--	--
	12/03/10	115,763	(6)		--			1.71	12/03/15	--	--	--	--	--
	12/02/11	57,750	(7	) (9)	--			1.30	12/02/16	--	--	--	--	--
	4/13/12	52,500	(8	) (10)	52,500	(8	) (10)	1.63	04/13/17

Stephen M. Sill	12/02/11	2,067	(9)		--			$1.18	12/02/21	--	--	--	--	--
	4/13/12	94	(10)		3,844	(10)		1.48	04/13/22	--	--	--	--	--

J. Lynn Beckstead Jr.	12/02/11	4,961	(9)		--			$1.18	12/02/21	--	--	--	--	--
	4/13/12	225	(10)		9,225	(10)		1.48	04/13/22

Jeffrey R. Stephens	4/13/12	62	(10)		2,563	(10)		$1.48	04/13/22	--	--	--	--	--

(1)
Except for options granted George R. Quist and options granted to Scott M. Quist after May 31, 2007, which have a five year term, such grants have ten year terms. The vesting of any unvested shares is subject to the recipient’s continuous employment. This reflects the equivalent of Class A common shares.

(2)
On March 25, 2005, Scott Quist was granted stock options to purchase either 70,000 shares of Class A common stock at an exercise price of $2.37 per share or 700,000 shares of Class C common stock at an exercise price of $.237 per share, or any combination thereof.

(3)
On March 31, 2008, Scott Quist was granted stock options to purchase 50,000 shares of Class A common stock at an exercise price of $3.33 per share or 500,000 shares of Class C common stock at an exercise price of $.333 per share, or any combination thereof.

(4)
On December 5, 2008, Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $1.33 per share or 1,000,000 shares of Class C common stock at an exercise price of $.133 per share, or any combination thereof.

(5)
On December 4, 2009, Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $3.14 per share or 1,000,000 shares of Class C common stock at an exercise price of $.314 per share, or any combination thereof.

(6)
On December 3, 2010, Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $1.71 per share or 1,000,000 shares of Class C common stock at an exercise price of $.171 per share, or any combination thereof.

(7)
On December 2, 2011, Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $1.30 per share or 1,000,000 shares of Class C common stock at an exercise price of $.13 per share, or any combination thereof.

(8)
On April 13, 2013 Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $1.63 per share or 1,000,000 shares of Class C common stock at an exercise price of $.163 per share, or any combination thereof.

(9)
Stock options vested at the rate of 25% of the total number of shares subject to the options on March 2, 2012 and 25% of the total number of shares on the last day of each three month period thereafter.

(10)	Stock options vest at the rate of 25% of the total number of shares subject to the options on July 13, 2012 and 25% of the total number of shares on the last day of each three month period thereafter.

OPTION AWARDS VESTING SCHEDULE

The following table sets forth the vesting schedule of unexercisable options reported in the “Number of Securities Underlying Unexercised Options – Unexercisable” column of the table above.

Grant Date	Vesting
3/21/03	These options vested on the grant date.
12/10/04	These options vested on the grant date.
3/25/05	These options vested on the grant date.
3/31/08	These options vested 25% per quarter over a one year period after the grant date.
12/05/08	These options vested 25% per quarter over a one year period after the grant date.
12/04/09	These options vested 25% per quarter over a one year period after the grant date.
12/03/10	These options vested 25% per quarter over a one year period after the grant date.
12/02/11	These options vested 25% per quarter over a one year period after the grant date.
4/13/12	These options vest 25% per quarter over a one year period after the grant date.
12/07/12	These options vest 25% per quarter over a one year period after the grant date.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2012

The following table sets forth all stock options exercised and value received upon exercise, and all stock awards vested and value realized upon vesting, by the Named Executive Officers during the year ended December 31, 2012.

	Option Awards			Stock Awards
	Number of Shares Acquired on Exercise		Value Realized on Exercise	Number of Shares Acquired on Vesting		Value Realized on Vesting
Name of Executive Officer	(#	)	($)	(#	)	($)
George R. Quist	102,957		$755,114	--		--
Scott M. Quist	93,167		585,256	--		--
Stephen M. Sill	20,561		66,849	--		--
J. Lynn Beckstead, Jr.	117,287		557,850	--		--
Jeffrey R. Stephens	15,489		96,646	--		--

PENSION BENEFITS FOR FISCAL 2012

The following table sets forth the present value as of December 31, 2012 of the benefit of the Named Executive Officers under the defined benefit pension plan.

Name of Executive Officer	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
George R. Quist	None	--	--	--
Scott M. Quist	None	--	--	--
Stephen M. Sill	None	--	--	--
J. Lynn Beckstead, Jr.	None	--	--	--
Jeffrey R.Stephens	None	--	--	--

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders[1]	1,556,104	[2]	$2.02	[3]	1,551,085	[4]
Equity compensation plans not approved by stockholders	0		-		0

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

[2] Assumes that 5,838,505 shares of Class C common stock issuable upon the exercise of certain outstanding options are converted into 583,851 shares of Class A common stock.
[3] The weighted average exercise prices reflect solely the shares of Class A common stock that will be issued upon exercise of outstanding options.
[4] This number includes 1,443,579 shares of Class A common stock and 78,292 shares of Class C common stock available for future issuance under the 2003 Plan, and 29,214 shares of Class A common stock available for future issuance under the 2006 Director Plan.

Retirement Plans

On December 8, 1988, the Company entered into a deferred compensation plan with George R. Quist, the former Chairman and Chief Executive Officer of the Company. The plan was later amended on three occasions with the third amendment effective February 1, 2001. Under the terms of the plan as amended, upon the retirement of Mr. Quist, the Company is required to pay him ten annual installments in the amount of $60,000. The $60,000 annual payments are to be adjusted for inflation in accordance with the United States Consumer Price Index each year.

The plan also provided that the Board of Directors may, in its discretion, pay the amounts due under the plan in a single, lump-sum payment. The Company accrued $12,000 and $18,000 in fiscal 2012 and 2011, respectively, to cover the present value of anticipated retirement benefits under the employment agreement of $598,426 as of December 31, 2012. Mr. Quist passed away on September 6, 2012, pursuant to the plan, the unpaid installments will be paid to his designated beneficiaries.

Employment Agreements

On July 16, 2004, the Company entered into an employment agreement with Scott M. Quist, its Chairman of the Board, President and Chief Executive Officer. The agreement is effective as of December 4, 2003 and has a five-year term, but the Company has agreed to renew the agreement on December 4, 2008 and 2013 for additional five-year terms, provided Mr. Quist performs his duties with usual and customary care and diligence. Under the terms of the agreement, Mr. Quist is to devote his full time to the Company serving as its Chairman of the Board, President, and Chief Executive Officer at not less than his current salary and benefits. The Company also agrees to maintain a group term life insurance policy of not less than $1,000,000 on Mr. Quist’s life and a whole life insurance policy in the amount of $500,000 on Mr. Quist’s life. In the event of disability, Mr. Quist’s salary would be continued for up to five years at 75% of its current level.

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue paying Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits there under, the remaining benefits are to be paid to his heirs. The Company expensed $87,467 and $145,036 in fiscal 2012 and 2011, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $1,173,242 and $1,121,162 as of December 31, 2012 and 2011, respectively.

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

In the event of a sale or merger of the Company, and Mr. Beckstead was not retained in his current position, the Company would be obligated to continue paying Mr. Beckstead’s current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62½) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits there under, the remaining benefits are to be paid to his heirs. The Company expensed $44,533 and $58,964 in fiscal 2012 and 2011, respectively, to cover the present value of the retirement benefit of the agreement. The liability accrued is $613,403 and $533,483, as of December 31, 2012 and 2011, respectively.

Director Compensation

Directors of the Company (but not including directors who are employees) are currently paid a director’s fee of $16,800 per year by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. An additional fee of $750 is paid to each audit committee member for each audit committee meeting attended. Each director is provided with an annual grant of stock options to purchase 1,000 shares of Class A Common Stock, which occurred under the 2000 Director Stock Option Plan for years 2000 to 2005 and under the 2006 Director Stock Option Plan for years 2006 to 2012. During 2012 and 2011 each director was granted an additional 5,000 and 5,000, respectively, stock options to purchase Class A Common Stock.

DIRECTOR COMPENSATION

The following table sets forth the compensation of the Company’s non-employee directors for fiscal 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Charles L. Crittenden	$17,550	--	$6,806	--	--	--	$24,356
Robert G. Hunter	16,800	--	6,806	--	--	--	23,606
Gilbert A. Fuller	1,400	--	3,029	--	--	--	4,429
H. Craig Moody	19,050	--	6,806	--	--	--	25,856
Norman G. Wilbur	19,050	--	6,806	--	--	--	25,856

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

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company will match 100% of up to 3% of an employee’s total annual compensation and 50% of 4% to 5% of an employee’s annual compensation. The match is in shares of the Company’s Class A Common Stock. The Company’s contribution for 2012, 2011 and 2010 was $222,719, $208,206 and $344,772, respectively under the “Safe Harbor” plan.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the “ESOP Plan”) for the benefit of career employees of the Company and its subsidiaries. The following is a description of the ESOP Plan, and is qualified in its entirety by the ESOP Plan, a copy of which is available for inspection at the Company’s offices.

Under the ESOP Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the ESOP Plan. Employees become eligible to participate in the ESOP Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,040 hours of service). The Company’s contributions under the ESOP Plan are allocated to eligible employees on the same ratio that each eligible employee’s compensation bears to total compensation for all eligible employees during each year. To date, the ESOP Plan has approximately 338 participants and had $-0- contributions payable to the Plan in 2012. Benefits under the ESOP Plan vest as follows: 20% after the third year of eligible service by an employee, an additional 20% in the fourth, fifth, sixth and seventh years of eligible service by an employee.

Benefits under the ESOP Plan will be paid out in one lump sum or in installments in the event the employee becomes disabled, reaches the age of 65, or is terminated by the Company and demonstrates financial hardship. The ESOP Plan Committee, however, retains discretion to determine the final method of payment. Finally, the Company reserves the right to amend or terminate the ESOP Plan at any time. The trustees of the trust fund under the ESOP Plan are Scott M. Quist (Chairman) and Robert G. Hunter, who each serve a director of the Company, and S. Andrew Quist who does not serve as a director of the Company.

Deferred Compensation Plan

In 2001, the Company’s Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Deferred Compensation Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2012, 2011 and 2010.

NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL 2012

The following table sets forth contributions to the deferred compensation account of the Named Executive Officers in fiscal 2012 and the aggregate balance of deferred compensation of the Named Executive Officers at December 31, 2012.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings in Last	Withdrawals	Balance at Last
	In Last FY	In Last FY	FY	Distributions	FYE
Name	($)	($)	($)	($)	($)

George R. Quist	--	--	--	--	$545,783
Scott M. Quist	--	--	--	--	603,968
Stephen M. Sill	--	--	--	--	181,943
J. Lynn Beckstead, Jr.	--	--	--	--	291,191
Jeffrey R. Stephens	--	--	--	--	--

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

Based solely on its review of the copies of stock reports received by it with respect to fiscal 2012, or written representations from certain reporting persons, the Company believes that its directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that each of the Company’s officers and directors (with the exception of Gilbert Fuller), through an oversight, filed one late Form 4 report disclosing the granting of stock options in April 2012.

In addition, Scott Quist, through an oversight, filed two late Form 4 reports disclosing the exercise of stock options in August 2012 and December 2012; and Lynn Beckstead, through an oversight, filed two late Form 4 reports disclosing the exercise of stock options in October 2012 and November 2012, and one late Form 4 disclosing one transaction involving the sale of shares of Class A common stock in December 2012.

Moreover, Stephen Sill, through an oversight, filed two late Form 4 reports disclosing the exercise of stock options in August 2012 and November 2012; Jeffrey Stephens, through an oversight, filed one late Form 4 report disclosing the exercise of stock options in December 2012 and one late Form 4 report disclosing one transaction involving the sale of shares of Class A common stock in December 2012; and Christie Overbaugh, through an oversight, filed two late Form 4 reports disclosing the exercise of stock options in November 2012 and December 2012.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth security ownership information of the Company’s Class A and Class C common stock as of March 29, 2013, (i) for persons who own beneficially more than 5% of the Company’s outstanding Class A or Class C common stock, (ii) each director of the Company, and (iii) for all executive officers, and directors of the Company as a group.

	Class A Common Stock		Class C Common Stock		Class A and Class C Common Stock

	Amount	Percent	Amount	Percent	Amount	Percent
	Beneficially	of	Beneficially	of	Beneficially	of
Name and Address (1)	Owned	Class	Owned	Class	Owned	Class
Scott M. Quist (3)(5)(6)(7)(9)	578,834	5.4%	7,951,987	48.1%	8,530,821	31.4%
George R. and Shirley C. Quist Family Partnership, Ltd. (2)	830,028	7.8%	4,957,828	30.0%	5,787,856	21.3%
Employee Stock Ownership Plan (ESOP) (4)	540,190	5.1%	1,540,731	9.3%	2,080,921	7.7%
Estate of George R. Quist (8)	959,948	9.0%	576,267	3.5%	1,536,215	5.7%
401(k) Retirement Savings Plan (10)	654,373	6.1%	-	-	654,373	2.4%
Associated Investors (11)	58,803	*	569,979	3.4%	628,782	2.3%
Non-Qualified Deferred Compensation Plan	488,536	4.6%	-	-	488,536	1.8%
Christie Q. Overbaugh (12)	189,875	1.8%	166,790	1.0%	356,665	1.3%
J. Lynn Beckstead, Jr., (6)(13)	185,403	1.7%	-	-	185,403	*
Jeffrey R. Stephens (6)(14)	48,955	*	-	-	48,955	*
Robert G. Hunter, M.D., (4)(15)	46,050	*	-	-	46,050	*
Charles L. Crittenden (16)	45,775	*	-	-	45,775	*
H. Craig Moody (17)	44,540	*	-	-	44,540	*
Norman G. Wilbur (18)	35,460	*	-	-	35,460	*
Garrett S. Sill (6)(19)	34,580	*	-	-	34,580	*
Gilbert A. Fuller (20)	262	*	-	-	262	*
All directors and executive officers (10 persons) (3)(5)(6)(7)	1,209,734	11.4%	8,118,777	49.1%	9,328,511	34.3%

* Less than 1%

(1)	Unless otherwise indicated, the address of each listed stockholder is c/o Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.
(2)	This stock is owned by the George R. and Shirley C. Quist Family Partnership, Ltd., of which Scott M. Quist is the managing general partner.
(3)
Does not include 540,190 shares of Class A common stock and 1,540,731 shares of Class C common stock owned by the Company’s Employee Stock Ownership Plan (ESOP), of which Scott M. Quist, S. Andrew Quist and Robert G. Hunter are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

(4)	The trustees of the Employee Stock Ownership Plan (ESOP) Scott M. Quist, S. Andrew Quist, and Robert G. Hunter who exercise shared voting and investment powers.

(5)
Does not include 58,803 shares of Class A common stock and 569,979 shares of Class C common stock owned by Associated Investors, a Utah general partnership, of which Scott M. Quist is the managing partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(6)
Does not include 654,373 shares of Class A common stock owned by the Company’s 401(k) Retirement Savings Plan, of which Scott M. Quist, J. Lynn Beckstead, and Garrett S. Sill are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(7)
Does not include 488,536 shares of Class A common stock owned by the Company’s Deferred Compensation Plan, of which Scott M. Quist, J. Lynn Beckstead, and Garrett S. Sill are members of the Investment Committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(8)	Includes options to purchase 408,143 shares of Class A common stock granted to George R. Quist that are currently exercisable.
(9)	Includes options to purchase 5,147,995 shares of Class C common stock and 78,750 shares of Class A common stock granted to Scott M. Quist that are currently exercisable.
(10)
The investment committee of the Company’s 401(k) retirement savings plan is Scott M. Quist, J. Lynn Beckstead Jr., and Garrett S. Sill, and, accordingly, exercise shared voting and investment powers with respect to such shares.

(11)	The managing partner of Associated Investors is Scott M. Quist, who exercises sole voting and investment powers.
(12)	Includes options to purchase 2,687 shares of Class A common stock granted to Ms. Overbaugh that are currently exercisable.
(13)	Includes options to purchase 9,798 shares of Class A common stock granted to Mr. Beckstead that are currently exercisable.
(14)	Includes options to purchase 1,343 shares of Class A common stock granted to Mr. Stephens that are currently exercisable.
(15)	Includes options to purchase 38,655 shares of Class A common stock granted to Mr. Hunter that are currently exercisable.
(16)	Includes options to purchase 262 shares of Class A common stock granted to Mr. Crittenden that are currently exercisable.
(17)	Includes options to purchase 38,655 shares of Class A common stock granted to Mr. Moody that are currently exercisable.
(18)	Includes options to purchase 23,222 shares of Class A common stock granted to Mr. Wilbur that are currently exercisable.
(19)	Includes options to purchase 27,302 shares of Class A common stock granted to Mr. Sill that are currently exercisable.
(20)	Includes options to purchase 262 shares Class A common stock granted to Mr. Fuller that are currently exercisable.

The Company’s executive officers and directors, as a group, own beneficially approximately 61.6% of the outstanding shares of the Company’s Class A and Class C common stock.

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

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of the Company’s current independent auditors, billed to the Company for each of the last two fiscal years and for audit and other services. All of these fees were reviewed and approved by the Audit Committee of the Board of Directors:

Fee Category	2012	2011
Audit Fees (1)	$371,425	$387,700
Audit-Related Fees (2)	29,000	32,000
Tax Fees (3)	89,698	85,400
All Other Fees (4)	-	15,700
	$490,123	$520,800

(1)
Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings for the years ended December 31, 2012 and 2011.

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

II.	Condensed Balance Sheets as of December 31, 2012 and 2011 and Condensed
Statement of Earnings and Cash Flows for the years ended 2012, 2011 and 2010

IV.	Reinsurance

V.	Valuation and Qualifying Accounts

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (4)
3.2	Amended Bylaws (6)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
10.2	2003 Stock Option Plan (5)
10.3	2006 Director Stock Option Plan (9)
10.4	Deferred Compensation Agreement with George R. Quist (2)
10.5	Deferred Compensation Plan (3)
10.6	Employment agreement with J. Lynn Beckstead, Jr. (7)

10.7	Employment agreement with Scott M. Quist (8)
10.8	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (10)
10.9	Coinsurance Agreement between Security National Life Insurance Company and Mothe Life Insurance Company (11)
10.10	Certificate and Agreement of Contribution to Surplus between Security National Financial Corporation and Security National Life Insurance Company (11)
21	Subsidiaries of the Registrant
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

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
(9)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 1, 2007, relating to the Company’s Annual Meeting of Shareholders
(10)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2009
(11)	Incorporated by reference from Report on Form 8-K, as filed on December 27, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: March 29, 2013	By:	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Scott M. Quist	Chairman of the Board, President
Scott M. Quist	and Chief Executive Officer
	(Principal Executive Officer)	March 29, 2013

/s/ Garrett S. Sill	Acting Chief Financial Officer
Garrett S. Sill	(Principal Financial and
	Accounting Officer)	March 29, 2013

/s/ J. Lynn Beckstead, Jr.	Vice President and Director	March 29, 2013
J. Lynn Beckstead, Jr.

/s/ Charles L. Crittenden	Director	March 29, 2013
Charles L. Crittenden

/s/ Gilbert A. Fuller	Director	March 29, 2013
Gilbert A. Fuller

/s/ H. Craig Moody	Director	March 29, 2013
H. Craig Moody

/s/ Norman G. Wilbur	Director	March 29, 2013
Norman G. Wilbur

/s/ Robert G. Hunter	Director	March 29, 2013
Robert G. Hunter

Schedule II

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets

	December 31
	2012	2011
Assets

Cash	$2,963,680	$655,714
Investment in subsidiaries (equity method)	89,984,662	73,911,675

Receivables:
Mortgage loans sold to investors	-	2,986,110
Receivable from affiliates	11,580,198	7,282,861
Other	-	177,509
Total receivables	11,580,198	10,446,480

Property and equipment, at cost, net of accumulated depreciation of $1,661,177 for 2012 and $1,803,535 for 2011.	2,219	13,570

Other assets	98,023	89,539

Total assets	$104,628,782	$85,116,978

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets (Continued)

	December 31
	2012	2011
Liabilities and Stockholders’ Equity Liabilities
Bank loans payable:
Current installments	$5,789,226	$2,546,778
Long-term	1,302,946	2,484,187
Notes and contracts payable:
Current installments	961	961
Advances from affiliated companies	10,548,349	9,012,547
Other liabilities and accrued expenses	1,336,459	1,358,992
Income taxes	5,838,732	8,482,926
Total liabilities	24,816,673	23,886,391

Stockholders’ Equity
Class A common stock $2.00 par value; 20,000,000 shares authorized; issued 10,843,576 shares in 2012 9,638,798 shares in 2011	21,687,152	19,277,596
Class B non-voting common stock-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Class C convertible common stock, $0.20 par value; 15,000,000 shares authorized; issued 10,974,101 shares in 2012 and 10,135,976 shares in 2011	2,194,820	2,027,195

Additional paid-in capital	21,262,140	19,487,565
Accumulated other comprehensive income	1,934,359	654,443
Retained Earnings	35,114,072	22,546,623
Treasury stock at cost - (1,097,416 Class A shares and -0- Class C shares in 2012; 1,198,167 Class A shares and -0- Class C shares in 2011, held by affiliated companies)	(2,380,434)	(2,762,835)
Total stockholders’ equity	79,812,109	61,230,587
Total Liabilities and Stockholders’ Equity	$104,628,782	$85,116,978

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Earnings

	Year Ended December 31
	2012	2011	2010
Revenue
Net investment income	$18,607	$13,319	$11,969
Fees from affiliates	925,496	890,462	835,172
Other Income	686	870	-
Total revenue	944,789	904,651	847,141
Benefits and Expenses:
General and administrative expenses	560,426	621,978	943,723
Interest expense	124,112	99,645	54,260
Total benefits and expenses	684,538	721,623	997,983

Earnings (loss) before income taxes, and earnings of subsidiaries
	260,251	183,028	(150,842)
Income tax benefit (expense)	1,659,194	(483,651)	86,699
Equity in earnings (loss) of subsidiaries	14,793,073	1,599,381	(366,481)

Net earnings (loss)	$16,712,518	$1,298,758	$(430,624)

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Cash Flow

	Year Ended December 31
	2012	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$16,712,518	$1,298,758	$(430,624)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,351	97,636	134,243
Undistributed earnings of affiliates	14,793,073	1,599,381	(366,481)
Provision for income taxes	(2,644,194)	121,840	(86,699)
Provision for losses on loans & real estate	-	(21,646)	--
Receivables for mortgage loans held for sale	2,986,110	(2,986,110)	--
Stock based compensation expense	251,031	253,934	520,457
Benefit plans funded with treasury stock	319,751	283,230	438,274
Change in assets and liabilities:
Accrued Investment Income from affiliates	--	--	--
Accounts receivable	177,509	184,793	--
Other assets	-	(46,204)	5,883
Other liabilities	(22,533)	(131,277)	(123,207)
Net cash provided by operating activities	32,584,616	654,335	91,846
	-	-
Cash flows from investing activities:
Purchase of real estate	--	--	--
Sale of real estate	--	--	--
Purchase of equipment	--	--	--
Mortgage, policy loans made	--	--	(89,375)
Payments, mortgage loans	--	8,400	9,218
Dividend received from subsidiary	--	--	--
Investment in subsidiaries	(29,586,144)	(3,198,757)	732,956

	(29,586,144)	(3,190,357)	652,799
Cash flows from financing activities:
Advances from (to) affiliates	(2,770,019)	(1,962,849)	233,812
Proceeds from stock options exercised	18,306	--	--
Payments of notes and contracts payable	(1,146,997)	(1,077,246)	(1,385,484)

Proceeds from borrowings on notes and contracts payable	--	3,525,875	--
Change in line of credit borrowings	3,208,204	1,400,000	--
Net cash used in financing activities	(690,506)	1,885,780	(1,151,672)
Net change in cash	2,307,966	(650,242)	(407,027)
Cash at beginning of year	655,714	1,305,956	1,712,983
Cash at end of year	$2,963,680	$655,714	$1,305,956

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

1)  Bank Loans Payable

	December 31
	2012	2011

Bank prime rate less .75% (2.50% at December 31, 2012) note payable quarterly installments of $75,000 plus interest collateralized by shares of Security National Life Insurance Company stock, due September 2013	225,000	525,000
3.85% note payable in monthly installments of $79,468 including principal and interest, collateralized by shares of Security National Life Insurance Company Stock, due June 2015.	2,258,968	3,105,965
Revolving line-of-credit, interest payable at the prime minus .75% secured by by shares of Security National Life Insurance Company Stock, matures June 2013.	4,608,204	1,400,000
Total bank loans	7,092,172	5,030,965
	-	-
Less current installments	5,789,226	2,546,778
Bank loans, excluding current installments	$1,302,946	$2,484,187

2) Notes and Contracts Payable

Notes and contracts are summarized as follows:
	December 31
	2012	2011
Other notes and contracts payable	961	961
Total notes and contracts	961	961
Less current installments	961	961
Notes and contracts, excluding current installments	-	-

The Company has a $6,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75% (2.50% at December 31, 2012), secured by the capital stock of Security National Life and maturing June 15, 2013, renewable annually. As of December 31, 2012, there was $4,608,204 outstanding under the revolving line-of-credit. As of December 31, 2012, $652,572 was available and $514,224 was reserved for two outstanding letters of credit. $1,500,000 was carved out for a loan in September 2008 that as of December 31, 2012 has a balance of $225,000. As the principal payments on the loan are made the line of credit amount increases in availability.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

2013	5,789,226
2014	919,168
2015	383,778
2016	-
2017	-
Thereafter	-
Total	$7,092,172

3) Advances from Affiliated Companies

	December 31
	2012	2011
Non-interest bearing advances from affiliates:
Cemetery and Mortuary subsidiary	$1,459,841	$1,459,841
Life insurance subsidiaries	9,088,508	7,552,706
Mortgage subsidiary	-	-
	$10,548,349	$9,012,547

4) Dividends and Capital Contributions

In 2012, 2011 and 2010, SecurityNational Mortgage Company, a wholly owned subsidiary of the Registrant, paid to the registrant cash dividends of $1,500,000, $-0-, and $-0-, respectively.

In 2012, 2011 and 2010 the Registrant made a capital contribution to Security National Life Insurance Company, a wholly owned subsidiary of the Registrant, in the amount of $4,684,204, $3,525,875, and $-0-, respectively.

Schedule IV

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2012
Life Insurance in force ($000)	$1,248,846	$87,684	$1,664,573	$2,825,735	58.9%

Premiums:
Life Insurance	$47,121,650	$1,409,325	$2,345,324	$48,057,649	4.9%
Accident and Health Insurance	158,648	-	30	158,678	0.0%
Total premiums	$47,280,298	$1,409,325	$2,345,354	$48,216,327	4.9%

2011
Life Insurance in force ($000)	$1,237,528	$87,441	$1,732,120	$2,882,207	60.1%

Premiums:
Life Insurance	$41,498,338	$1,910,152	$8,696,242	$48,284,428	18.0%
Accident and Health Insurance	172,940	-	37	172,977	0.0%
Total premiums	$41,671,278	$1,910,152	$8,696,279	$48,457,405	18.0%

2010
Life Insurance in force ($000)	$1,202,208	$76,042	$1,801,414	$2,927,580	61.5%

Premiums:
Life Insurance	$36,535,373	$601,049	$2,384,637	$38,318,961	3.7%
Accident and Health Insurance	190,237	-	-	190,237	0.0%
Total premiums	$36,725,610	$601,049	$2,384,637	$38,509,198	3.7%

Schedule V

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Charged to	Disposals	Balance
	Beginning	Costs and	and	at End of
	of Year	Expenses	Write-offs	Year
For the Year Ended December 31, 2012
Accumulated depreciation on real estate	$5,999,879	$1,619,646	$(178,107)	$7,441,418

Allowance for losses on mortgage loans on real estate and construction loans held for investment.	4,881,173	433,829	(1,075,141)	4,239,861

Accumulated depreciation on property and equipment	16,103,305	1,258,097	(386,504)	16,974,898

Allowance for doubtful accounts on receivables	2,278,969	208,472	(1,296,849)	1,190,592

Allowance for doubtful accounts on collateral loans	427,136	232,081	(154,187)	505,030

For the Year Ended December 31, 2011
Accumulated depreciation on real estate	$4,940,227	$1,315,547	$(255,895)	$5,999,879

Allowance for losses on mortgage loans on real estate and construction loans held for investment.	7,070,442	1,235,720	(3,424,989)	4,881,173

Accumulated depreciation on property and equipment	16,235,255	1,499,038	(1,630,988)	16,103,305

Allowance for doubtful accounts on receivables	1,995,347	747,304	(463,682)	2,278,969

Allowance for doubtful accounts on collateral loans	380,506	171,838	(125,208)	427,136

For the Year Ended December 31, 2010
Accumulated depreciation on real estate	$3,939,272	$1,105,580	$(104,625)	$4,940,227

Allowance for losses on mortgage loans on real estate and construction loans held for investment.	6,808,803	630,133	(368,494)	7,070,442

Accumulated depreciation on property and equipment	19,133,583	1,811,931	(4,710,259)	16,235,255

Allowance for doubtful accounts on receivables	2,183,056	918,256	(1,105,965)	1,995,347

Allowance for doubtful accounts on collateral loans	652,498	120,000	(391,992)	380,506