Form 10-Q
period 2013-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2013-05-15
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2013, or

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
 Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	10,978,651
Title of Class	Number of Shares Outstanding as of May 14, 2013

Class C Common Stock, $.20 par value	11,841,380
Title of Class	Number of Shares Outstanding as of May 14, 2013

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED MARCH 31, 2013

TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited)	3-4
	Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2013 and 2012 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012 (unaudited)	6
	Condensed Consolidated Statements of Stockholders' Equity as of March 31, 2013 and March 31, 2012 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52

Item 4.	Controls and Procedures	52

	PART II - OTHER INFORMATION

	Other Information	53

	Signature Page	57

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	March 31 2013	December 31 2012
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$136,877,427	$129,449,410
Equity securities, available for sale, at estimated fair value	4,956,549	5,405,112
Mortgage loans on real estate and construction loans, held for investment net of allowances for losses of $4,250,242 and $4,239,861 for 2013 and 2012	80,033,044	84,462,205
Real estate held for investment, net of accumulated depreciation of $7,918,236 and $7,441,418 for 2013 and 2012	65,314,147	64,254,030
Policy and other loans, net of allowances for doubtful accounts of $542,818 and $505,030 for 2013 and 2012	20,006,527	20,188,516
Short-term investments	20,649,723	40,925,390
Accrued investment income	2,559,070	2,393,941
Total investments	330,396,487	347,078,604
Cash and cash equivalents	58,495,144	38,906,115
Mortgage loans sold to investors	96,757,120	94,597,969
Receivables, net	13,493,008	16,559,277
Restricted assets of cemeteries and mortuaries	4,041,916	3,955,127
Cemetery perpetual care trust investments	2,177,270	2,090,111
Receivable from reinsurers	14,642,846	14,529,144
Cemetery land and improvements	11,072,545	11,079,755
Deferred policy and pre-need contract acquisition costs	40,776,674	39,913,465
Mortgage servicing rights, net	3,452,421	2,797,470
Property and equipment, net	11,470,249	11,033,957
Value of business acquired	9,465,620	9,829,082
Goodwill	677,039	677,039
Other	4,252,885	4,169,508

Total Assets	$601,171,224	$597,216,623

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	March 31 2013	December 31 2012
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$440,717,810	$438,003,813
Unearned premium reserve	5,323,415	5,383,800
Bank and other loans payable	11,491,183	11,910,343
Deferred pre-need cemetery and mortuary contract revenues	13,358,713	13,412,339
Cemetery perpetual care obligation	3,162,106	3,153,001
Accounts payable	2,466,909	2,715,834
Other liabilities and accrued expenses	25,621,792	24,902,086
Income taxes	17,205,937	17,923,298
Total liabilities	519,347,865	517,404,514

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 10,946,588 shares in 2013 and 10,843,576 shares in 2012	21,893,176	21,687,152
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 11,398,388 shares in 2013 and 10,974,101 in 2012	2,279,678	2,194,820
Additional paid-in capital	21,304,941	21,262,140
Accumulated other comprehensive income, net of taxes	1,558,933	1,934,359
Retained earnings	37,147,338	35,114,072
Treasury stock at cost - 1,089,554 Class A shares in 2013 and 1,097,416 Class A shares in 2012	(2,360,707)	(2,380,434)

Total stockholders' equity	81,823,359	79,812,109

Total Liabilities and Stockholders' Equity	$601,171,224	$597,216,623

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31
	2013	2012
Revenues:
Insurance premiums and other considerations	$12,421,543	$12,587,788
Net investment income	5,085,999	6,054,047
Net mortuary and cemetery sales	2,877,523	2,874,949
Realized gains on investments and other assets	842,578	171,060
Other than temporary impairments on investments	(30,000)	(45,000)
Mortgage fee income	33,177,899	25,490,584
Other	476,692	189,795
Total revenues	54,852,234	47,323,223

Benefits and expenses:
Death benefits	6,756,419	5,186,299
Surrenders and other policy benefits	750,249	838,740
Increase in future policy benefits	4,551,741	6,150,147
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,493,905	1,412,229
Selling, general and administrative expenses:
Commissions	17,570,585	14,885,790
Salaries	8,178,698	6,512,843
Provision for loan losses and loss reserve	552,289	402,474
Costs related to funding mortgage loans	1,607,235	1,360,304
Other	8,856,600	6,998,890
Interest expense	807,276	768,744
Cost of goods and services sold-mortuaries and cemeteries	499,614	478,171
Total benefits and expenses	51,624,611	44,994,631

Earnings before income taxes	3,227,623	2,328,592
Income tax expense	(1,194,357)	(666,409)

Net earnings	$2,033,266	$1,662,183

Net earnings per Class A Equivalent common share (1)	$0.19	$0.17

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.17	$0.16

Weighted-average Class A equivalent common share outstanding (1)	10,935,713	10,014,795

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	11,930,897	10,110,295

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2013	2012
Net earnings	$2,033,266	$1,662,183
Other comprehensive income:
Net unrealized gains (losses) on derivative instruments	(578,647)	650,093
Net unrealized gains on available for sale securities	203,221	329,837
Other comprehensive income (loss)	(375,426)	979,930
Comprehensive income	$1,657,840	$2,642,113

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2011	$19,277,596	$2,027,195	$19,487,565	$654,443	$22,546,623	$(2,762,835)	$61,230,587

Net earnings	-	-	-	-	1,662,183	-	1,662,183
Other comprehensive income	-	-	-	979,930	-	-	979,930
Grant of stock options	-	-	47,218	-	-	-	47,218
Sale of treasury stock	-	-	(41,121)	-	-	96,635	55,514
Balance at March 31, 2012	$19,277,596	$2,027,195	$19,493,662	$1,634,373	$24,208,806	$(2,666,200)	$63,975,432

Balance at December 31, 2012	$21,687,152	$2,194,820	$21,262,140	$1,934,359	$35,114,072	$(2,380,434)	$79,812,109

Net earnings	-	-	-	-	2,033,266	-	2,033,266
Other comprehensive loss	-	-	-	(375,426)	-	-	(375,426)
Grant of stock options	-	-	52,969	-	-	-	52,969
Exercise of stock options	204,206	86,677	(74,155)	-	-	-	216,728
Sale of treasury stock	-	-	63,986	-	-	19,727	83,713
Conversion Class C to Class A	1,818	(1,819)	1	-	-	-	-
Balance at March 31, 2013	$21,893,176	$2,279,678	$21,304,941	$1,558,933	$37,147,338	$(2,360,707)	$81,823,359

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2013	2012
Cash flows from operating activities:
Net cash provided by operating activities	$5,449,312	$25,192,747

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(9,919,352)	(4,573,813)
Calls and maturities - fixed maturity securities	2,406,652	1,406,357
Securities available for sale:
Purchase - equity securities	(425,877)	(202,883)
Sales - equity securities	1,252,757	1,262,645
Purchase of short-term investments	(10,206,512)	(3,416,721)
Sales of short-term investments	30,482,179	5,135,398
Purchase of restricted assets	(56,243)	(241,247)
Changes in assets for perpetual care trusts	(54,533)	(68,720)
Amount received for perpetual care trusts	9,105	31,189
Mortgage, policy, and other loans made	(27,324,342)	(29,559,249)
Payments received for mortgage, policy and other loans	30,188,402	29,240,276
Purchase of property and equipment	(810,223)	(635,862)
Disposal of property and equipment	-	14,768
Purchase of real estate	(30,317)	(53,910)
Sale of real estate	757,150	251,720
Net cash provided by (used in) investing activities	16,268,846	(1,410,052)

Cash flows from financing activities:
Annuity contract receipts	2,189,717	2,194,651
Annuity contract withdrawals	(4,125,531)	(3,591,348)
Proceeds from stock options exercised	216,728	-
Repayment of bank loans on notes and contracts	(535,814)	(396,815)
Proceeds from borrowing on bank loans	4,733,975	-
Change in line of credit borrowings	(4,608,204)	(4,400,000)
Net cash used in financing activities	(2,129,129)	(6,193,512)

Net change in cash and cash equivalents	19,589,029	17,589,183

Cash and cash equivalents at beginning of period	38,906,115	17,083,604

Cash and cash equivalents at end of period	$58,495,144	$34,672,787

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$1,747,802	$9,021,747

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Certain 2012 amounts have been reclassified to bring them into conformity with the 2013 presentation.

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

Presentation of Comprehensive Income - On February 5, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires an entity to report, either on the face of the statement where net income is presented or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance in ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

3)           Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of March 31, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013:
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$2,598,089	$486,779	$-	$3,084,868
Obligations of states and political subdivisions	2,134,029	295,921	(7,398)	2,422,552
Corporate securities including public utilities	126,954,323	16,812,155	(527,918)	143,238,560
Mortgage-backed securities	4,430,908	335,923	(11,467)	4,755,364
Redeemable preferred stock	760,078	51,516	-	811,594
Total fixed maturity securities held to maturity	$136,877,427	$17,982,294	$(546,783)	$154,312,938

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

3)         Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013:

Equity securities available for sale at estimated fair value:
Common stock:
Industrial, miscellaneous and all other	$5,373,763	$354,215	$(771,429)	$4,956,549

Total equity securities available for sale at estimated fair value	$5,373,763	$354,215	$(771,429)	$4,956,549

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$49,359,697
Residential construction	1,196,029
Commercial	33,727,560
Less: Allowance for loan losses	(4,250,242)
Total mortgage loans on real estate and construction loans held for investment	$80,033,044

Real estate held for investment - net of depreciation	$3,494,107
Other real estate owned held for investment - net of depreciation	61,820,040
Other real estate owned held for sale	-
Total real estate	$65,314,147

Policy and other loans at amortized cost - net of allowance for doubtful accounts	$20,006,527

Short-term investments at amortized cost	$20,649,723

During the first quarter 2013, the Company reclassified its Other real estate owned held for sale to Other real estate owned held for investment. The properties are now being depreciated and are held as rental properties and are not listed for sale.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

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
March 31, 2013 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

3)         Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities, which are carried at amortized cost, at March 31, 2013 and December 31, 2012. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At March 31, 2013
Obligations of states and political subdivisions	$5,022	1	$2,376	1	$7,398
Corporate securities including public utilities	119,319	27	408,599	6	527,918
Mortgage-backed securities	-	-	11,467	1	11,467
Total unrealized losses	$124,341	28	$422,442	8	$546,783
Fair Value	$6,754,332		$2,505,475		$9,259,807

At December 31, 2012
Obligations of states and political subdivisions	$-	0	$3,982	2	$3,982
Corporate securities including public utilities	191,662	16	415,660	9	607,322
Mortgage-backed securities	-	0	76,056	3	76,056
Redeemable preferred stock	1,200	1	-	0	1,200
Total unrealized losses	$192,862	17	$495,698	14	$688,560
Fair Value	$4,609,268		$3,972,091		$8,581,359

As of March 31, 2013, the average market value of the related fixed maturities was 94.4% of amortized cost and the average market value was 92.6% of amortized cost as of December 31, 2012. During the three months ended March 31, 2013 and 2012 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $30,000 and $45,000, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

3)         Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at March 31, 2013 and December 31, 2012. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available-for-sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At March 31, 2013
Industrial, miscellaneous and all other	$91,222	22	$680,207	43	$771,429
Total unrealized losses	$91,222	22	$680,207	43	$771,429
Fair Value	$826,874		$1,429,969		$2,256,843

At December 31, 2012
Non-redeemable preferred stock	$686	1	$800	1	$1,486
Industrial, miscellaneous and all other	236,293	39	734,616	44	970,909
Total unrealized losses	$236,979	40	$735,416	45	$972,395
Fair Value	$1,422,436		$1,493,538		$2,915,974

As of March 31, 2013, the average market value of the equity securities available for sale was 74.5% of the original investment and the average market value was 75.0% of the original investment as of December 31, 2012. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During the three months ended March 31, 2013 and 2012, there was no other than temporary decline in fair value.

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

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

3)         Investments (Continued)

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2013	$1,703,989	$1,744,859
Due in 2014 through 2017	20,964,972	23,065,578
Due in 2018 through 2022	44,938,154	51,439,135
Due after 2022	64,079,326	72,496,407
Mortgage-backed securities	4,430,908	4,755,364
Redeemable preferred stock	760,078	811,594
Total held to maturity	$136,877,427	$154,312,937

The amortized cost and estimated fair value of available for sale securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in 2013	$-	$-
Due in 2014 through 2017	-	-
Due in 2018 through 2022	-	-
Due after 2022	-	-
Non-redeemable preferred stock	-	-
Common stock	5,373,763	4,956,549
Total available for sale	$5,373,763	$4,956,549

The Company’s realized gains and losses, other than temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended March 31
	2013	2012
Fixed maturity securities held to maturity:
Gross realized gains	$12,892	$7,605
Gross realized losses	(5,475)	(334)
Other than temporary impairments	(30,000)	(45,000)

Securities available for sale:
Gross realized gains	133,956	137,208
Gross realized losses	(737)	(5,705)
Other than temporary impairments	-	-

Other assets:
Gross realized gains	710,787	32,286
Gross realized losses	(8,845)	-
Other than temporary impairments	-	-
Total	$812,578	$126,060

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

3)         Investments (Continued)

The net carrying amount of held to maturity securities sold was $505,976 and $2,174,300 for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.  The net realized gain related to these sales was $1,524 and $271,364 for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. Certain circumstances lead to these decisions to sell. In 2013 and 2012, the Company sold certain held to maturity bonds in gain positions to reduce its risk in certain industries or companies.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available for sale securities) at March 31, 2013, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	Three Months Ended March 31
	2013	2012
Fixed maturity securities	$1,953,040	$1,910,344
Equity securities	65,760	63,578
Mortgage loans on real estate	1,124,756	2,068,974
Real estate	1,079,129	1,096,164
Policy and other loans	203,135	228,327
Short-term investments, principally gains on sale of mortgage loans and other	2,207,594	2,041,340
Gross investment income	6,633,414	7,408,727
Investment expenses	(1,547,415)	(1,354,680)
Net investment income	$5,085,999	$6,054,047

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $91,470 and $82,752 for three months ended March 31, 2013 and 2012, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,188,168 at March 31, 2013 and $9,190,012 at December 31, 2012. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5% per annum, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors live or do business. At March 31, 2013, the Company had 25%, 18%, 13% and 12% of its mortgage loans from borrowers located in the states of Utah, California, Texas and Florida, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $4,250,242 and $4,239,861 at March 31, 2013 and December 31, 2012, respectively.

The Company establishes a valuation allowance for credit losses in its portfolio.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

3)         Investments (Continued)

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
March 31, 2013
Allowance for credit losses:
Beginning balance - January 1, 2013	$-	$4,193,674	$46,187	$4,239,861
Charge-offs	-	(52,657)	-	(52,657)
Provision	-	63,038	-	63,038
Ending balance -March 31, 2013	$-	$4,204,055	$46,187	$4,250,242

Ending balance: individually evaluated for impairment	$-	$651,752	$-	$651,752

Ending balance: collectively evaluated for impairment	$-	$3,552,303	$46,187	$3,598,490

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$33,727,560	$49,359,697	$1,196,029	$84,283,286

Ending balance: individually evaluated for impairment	$-	$3,628,251	$-	$3,628,251

Ending balance: collectively evaluated for impairment	$33,727,560	$45,731,446	$1,196,029	$80,655,035

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

December 31, 2012
Allowance for credit losses:
Beginning balance - January 1, 2012	$-	$4,338,805	$542,368	$4,881,173
Charge-offs	-	(560,699)	(514,442)	(1,075,141)
Provision	-	415,568	18,261	433,829
Ending balance - December 31, 2012	$-	$4,193,674	$46,187	$4,239,861

Ending balance: individually evaluated for impairment	$-	$692,199	$-	$692,199

Ending balance: collectively evaluated for impairment	$-	$3,501,475	$46,187	$3,547,662

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$34,956,031	$50,584,923	$3,161,112	$88,702,066

Ending balance: individually evaluated for impairment	$-	$4,692,517	$1,346,126	$6,038,643

Ending balance: collectively evaluated for impairment	$34,956,031	$45,892,406	$1,814,986	$82,663,423

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

3)         Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented:

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
March 31, 2013
Commercial	$472,158	$-	$143,253	$-	$615,411	$33,112,149	$33,727,560	$-	$33,727,560
Residential	1,641,604	1,668,028	5,852,156	3,628,251	12,790,039	36,569,658	49,359,697	(4,204,055)	45,155,642
Residential Construction	-	-	288,468	-	288,468	907,561	1,196,029	(46,187)	1,149,842

Total	$2,113,762	$1,668,028	$6,283,877	$3,628,251	$13,693,918	$70,589,368	$84,283,286	$(4,250,242)	$80,033,044

December 31, 2012
Commercial	$581,984	$-	$143,252	$-	$725,236	$34,230,795	$34,956,031	$-	$34,956,031
Residential	2,963,259	1,345,247	5,208,742	4,692,517	14,209,765	36,375,158	50,584,923	(4,193,674)	46,391,249
Residential Construction	-	-	288,468	1,346,126	1,634,594	1,526,518	3,161,112	(46,187)	3,114,925

Total	$3,545,243	$1,345,247	$5,640,462	$6,038,643	$16,569,595	$72,132,471	$88,702,066	$(4,239,861)	$84,462,205

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2013
With no related allowance recorded:
Commercial	$143,253	$143,253	$-	$143,253	$-
Residential	5,852,156	5,852,156	-	5,852,156	-
Residential construction	288,468	288,468	-	288,468	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	3,628,251	3,628,251	651,752	3,628,251	-
Residential construction	-	-	-	-	-

Total:
Commercial	$143,253	$143,253	$-	$143,253	$-
Residential	9,480,407	9,480,407	651,752	9,480,407	-
Residential construction	288,468	288,468	-	288,468	-

December 31, 2012
With no related allowance recorded:
Commercial	$143,252	$143,252	$-	$143,252	$-
Residential	5,208,742	5,208,742	-	5,208,742	-
Residential construction	1,634,594	1,634,594	-	1,634,594	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	4,692,517	4,692,517	692,199	4,692,517	-
Residential construction	-	-	-	-	-

Total:
Commercial	$143,252	$143,252	$-	$143,252	$-
Residential	9,901,259	9,901,259	692,199	9,901,259	-
Residential construction	1,634,594	1,634,594	-	1,634,594	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

3)         Investments (Continued)

Credit Risk Profile Based on Performance Status

The Company’s mortgage loan portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days past due or on non-accrual status.

The Company’s performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012

Performing	$33,584,307	$34,812,779	$39,879,290	$40,683,664	$907,561	$1,526,518	$74,371,158	$77,022,961
Nonperforming	143,253	143,252	9,480,407	9,901,259	288,468	1,634,594	9,912,128	11,679,105

Total	$33,727,560	$34,956,031	$49,359,697	$50,584,923	$1,196,029	$3,161,112	$84,283,286	$88,702,066

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the Company’s policy to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $1,706,000 and $1,925,000 as of March 31, 2013 and December 31, 2012, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status

	As of March 31	As of December 31
	2013	2012
Commercial	$143,253	$143,252
Residential	9,480,407	9,901,259
Residential construction	288,468	1,634,594
Total	$9,912,128	$11,679,105

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

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of March 31	As of December 31
	2013	2012
Balance, beginning of period	$6,035,295	$2,337,875
Provisions for losses	536,819	4,053,051
Charge-offs	(342,067)	(355,631)
Balance, end of period	$6,230,047	$6,035,295

The Company believes the loan loss reserve represents probable loan losses incurred as of the balance sheet date. Existing conditions in the mortgage industry make it extremely difficult to determine with absolute certainty that the loan loss reserve is adequate for potential unknown claims that could be asserted by third party investors. Actual loan loss experience could change, in the near-term, from the established reserve based upon claims asserted by third party investors. If SecurityNational Mortgage is unable to negotiate acceptable terms with the third party investors, legal action may ensue in an effort to obtain amounts that the third party investors claim are allegedly due.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against claims asserted by these third party investors to the extent that a substantial judgment is entered against SecurityNational Mortgage which is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

4)         Stock-Based Compensation

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation expense for options issued of $52,969 and $47,218 has been recognized for these plans for the quarters ended March 31, 2013 and 2012, respectively.

Options to purchase 5,000 shares of the Company’s common stock were granted December 7, 2012. The fair value relating to stock-based compensation is $15,920 and will be expensed as options become available to exercise at the rate of 25% at the end of each quarter over the twelve months ended December 7, 2013.

Options to purchase 342,000 shares of the Company’s common stock were granted April 13, 2012. The fair value relating to stock-based compensation is $219,881 and will be expensed as options become available to exercise at the rate of 25% at the end of each quarter over the twelve months ended April 13, 2013.

Options to purchase 346,500 shares of the Company’s common stock were granted December 2, 2011. The fair value relating to stock-based compensation is $205,175 and was expensed as options became available to exercise at the rate of 25% at the end of each quarter over the twelve months ended December 2, 2012.

The weighted-average fair value of each option granted in 2012 under the 2006 Plan, is estimated at $3.18 for the December 7, 2012 options as of the grant date using the Black Scholes Option Pricing Model with the following weighted-average assumptions: dividend yield of 5%, volatility of 73.89%, risk-free interest rate of 0.70%, and an expected term of 5.31 years.

The weighted-average fair value of each option granted in 2012 under the 2003 Plan and the 2006 Plan, is estimated at $0.66 for the April 13, 2012 options as of the grant date using the Black Scholes Option Pricing Model with the following weighted-average assumptions: dividend yield of 5%, volatility of 72.58%, risk-free interest rate of 1.04%, and an expected term of 5.32 years, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

4)         Stock Based Compensation (Continued)

A summary of the status of the Company’s stock incentive plans as of March 31, 2013, and the changes during the three months ended March 31, 2013, is presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares(1)	Weighted Average Exercise Price(1)

Outstanding at January 1, 2013	972,253	$2.07	5,838,505	$2.18
Granted	-	-	-	-
Exercised	(105,277)	2.38	(690,510)	1.33
Cancelled	(76,032)	3.36	(638,138)	3.33
Outstanding at March 31, 2013	790,944	$1.90	4,509,857	$2.15

As of March 31, 2013:
Options Exercisable	724,224	$1.90	4,509,857	$2.15

Weighted average contractual term of options outstanding at March 31, 2013	4.87 years		2.55 years

Weighted average contractual term of options exercisable at March 31, 2013	4.66 years		2.55 years

Aggregated intrinsic value of options outstanding at March 31, 2013	$4,175,255		$2,270,018

Aggregated intrinsic value of options exercisable at March 31, 2013	$3,820,834		$2,270,018

(1) Class “C” shares are converted to Class “A” shares on a 10 to 1 ratio. The Weighted Average Exercise Price is based on Class A Common shares.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the three months ended March 31, 2013 and 2012 was $1,027,181 and $-0-, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

6)         Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended March 31
	2013	2012
Numerator:
Net earnings	$2,033,266	$1,662,183
Denominator:
Basic weighted-average shares outstanding	10,935,713	10,014,795
Effect of dilutive securities:
Employee stock options	995,184	95,500
Dilutive potential common shares	995,184	95,500
Diluted weighted-average shares outstanding	11,930,897	10,110,295

Basic net earnings per share	$0.19	$0.17

Diluted net earnings per share	$0.17	$0.16

Net earnings per share amounts have been adjusted for the effect of annual stock dividends. For the three months ended March 31, 2013 and 2012, there were -0- and 1,673,261 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles of the form 10K for the year ended December 31, 2012. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit, and are eliminated upon consolidation.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

7)         Business Segments (Continued)

Factors Management Used to Identify the Enterprise’s Reportable Segments

The Company’s reportable segments are business units that offer different products and are managed separately due to the different products and the need to report to the various regulatory jurisdictions.

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated
For the Three Months Ended March 31, 2013
Revenues from external customers	$17,243,892	$2,980,031	$34,628,311	$-	$54,852,234
Intersegment revenues	2,587,833	358,490	57,162	(3,003,485)	-
Segment profit before income taxes	814,331	76,765	2,336,527	-	3,227,623

Identifiable Assets	559,158,299	112,258,461	55,573,503	(125,819,039)	601,171,224
Goodwill	391,848	285,191	-	-	677,039

For the Three Months Ended March 31, 2012
Revenues from external customers	$17,627,349	$2,959,640	$26,736,234	$-	$47,323,223
Intersegment revenues	2,079,099	376,993	75,407	(2,531,499)	-
Segment profit before income taxes	837,564	226,555	1,264,473	-	2,328,592

Identifiable Assets	500,893,911	112,061,353	31,680,160	(119,825,702)	524,809,722
Goodwill	391,848	285,191	-	-	677,039

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

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
March 31, 2013 (Unaudited)

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

Real Estate Held for Investment: The Company believes that in an orderly market fair value will approximate the replacement cost of a home and the rental income provides a cash flow stream for investment analysis. The Company believes the highest and best use of the properties are as income producing assets since it is the Company’s intent to hold the properties as rental properties, matching the income from the investment in rental properties with the funds required for future estimated policy claims. Accordingly, the fair value determination will be weighted more heavily toward the rental analysis.

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

In addition to this analysis performed by the Company, the Company depreciates Real Estate Held for Investment.  This depreciation reduces the book value of these properties and lessens the exposure to the Company from further deterioration in real estate values.

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
March 31, 2013 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at March 31, 2013.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$4,956,549	$4,956,549	$-	$-
Total securities available for sale	4,956,549	4,956,549	-	-
Restricted assets of cemeteries and mortuaries	615,958	615,958	-	-
Cemetery perpetual care trust investments	658,674	658,674	-	-
Derivatives - interest rate lock commitments	2,775,415	-	-	2,775,415
Total assets accounted for at fair value on a recurring basis	$9,006,596	$6,231,181	$-	$2,775,415

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(49,532,115)	$-	$-	$(49,532,115)
Future policy benefits - annuities	(62,630,290)	-	-	(62,630,290)
Derivatives - bank loan interest rate swaps	(84,455)	-	-	(84,455)
- call options	(151,733)	(151,733)	-	-
- interest rate lock commitments	(529,674)	-	-	(529,674)
Total liabilities accounted for at fair value on a recurring basis	$(112,928,267)	$(151,733)	$-	$(112,776,534)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan I nterest Rate Swaps

Balance - December 31, 2012	$(49,746,337)	$(65,171,687)	$2,961,465	$(93,572)

Total gains (losses):

Included in earnings	214,222	2,541,397	-	-

Included in other comprehensive income (loss)	-	-	(715,724)	9,117

Balance - March 31, 2013	$(49,532,115)	$(62,630,290)	$2,245,741	$(84,455)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at March 31, 2013.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$741,473	-	-	$741,473
Other real estate owned held for investment	660,784	-	-	660,784
Total assets accounted for at fair value on a nonrecurring basis	$1,402,257	$-	$-	$1,402,257

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2012.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Non-redeemable preferred stock	$18,795	$18,795	$-	$-
Common stock	5,386,317	5,386,317	-	-
Total securities available for sale	5,405,112	5,405,112	-	-
Restricted assets of cemeteries and mortuaries	585,412	585,412	-	-
Cemetery perpetual care trust investments	626,048	626,048	-	-
Derivatives - interest rate lock commitments	3,127,689	-	-	3,127,689
Total assets accounted for at fair value on a recurring basis	$9,744,261	$6,616,572	$-	$3,127,689
Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(49,746,337)	$-	$-	$(49,746,337)
Future policy benefits - annuities	(65,171,687)	-	-	(65,171,687)
Derivatives - bank loan interest rate swaps	(93,572)	-	-	(93,572)
- call options	(126,215)	(126,215)	-	-
- interest rate lock commitment	(166,224)	-	-	(166,224)
Total liabilities accounted for at fair value on a recurring basis	$(115,304,035)	$(126,215)	$-	$(115,177,820)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps
Balance - December 31, 2011	$(50,926,020)	$(65,281,586)	$1,694,541	$(117,812)
Total gains (losses):
Included in earnings	1,179,683	109,899	-	-
Included in other
comprehensive income	-	-	1,266,924	24,240
Balance - December 31, 2012	$(49,746,337)	$(65,171,687)	$2,961,465	$(93,572)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2012.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$2,797,470	-	-	$2,797,470
Mortgage loans on real estate	4,621,500	-	-	4,621,500
Other real estate owned held for investment	985,219	-	-	985,219
Total assets accounted for at fair value on anonrecurring basis	$8,404,189	$-	$-	$8,404,189

9)Other Business Activity

Mortgage Operations

Approximately 63% of the Company’s revenues and expenses for the quarter ended March 31, 2013 are through its wholly owned subsidiary, SecurityNational Mortgage Company (“SecurityNational Mortgage”). SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows, including loan purchase agreements from Security National Life Insurance Company (“Security National Life”), and with unaffiliated financial institutions.

SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and retains servicing on some of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through or originated by SecurityNational Mortgage. For the three months ended March 31, 2013 and 2012, SecurityNational Mortgage originated and sold 2,895 loans ($536,606,000 total volume) and 2,440 loans ($445,523,000 total volume), respectively.

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
March 31, 2013 (Unaudited)

9)         Other Business Activity  (Continued)

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

Mortgage Servicing Rights are initially recognized at their estimated fair values derived from the net cash flows associated with the servicing contracts, where the Company assumes the obligation to service the loan in the sale transaction. The precise fair value of MSRs cannot be readily determined because MSRs are not actively traded in stand-alone markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect the Company’s earnings. After being initially recorded at fair value, MSRs backed by mortgage loans are accounted for using the amortization method. The Company also periodically assesses MSRs for impairment. If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance.

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

SecurityNational Mortgage must determine that all three sales criteria are met at the time a mortgage loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans made prior to warehouse banks purchasing the loans under the purchase commitments. As of March 31, 2013, there were $170,100,000 in mortgage loans in which settlements with third party investors were still pending.

SecurityNational Mortgage sells all mortgage loans to third party investors without recourse. However, it may be required to repurchase a loan or pay a fee instead of repurchase under certain events, which include the following:

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

9)         Other Business Activity  (Continued)

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
March 31, 2013 (Unaudited)

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

The Company provides allowances for losses on its mortgage loans held for investment through an allowance for loan losses. The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company’s historical experience in collecting similar receivables. The second component is based upon individual evaluation of loans that are determined to be impaired. Upon determining impairment the Company establishes an individual impairment allowance based upon an assessment of the fair value of the underlying collateral. See the schedules in Note 3 for additional information. In addition, when a mortgage loan is past due more than 90 days, the Company, does not accrue any interest income and proceeds to foreclose on the real estate. All expenses for foreclosure are expensed as incurred. Once foreclosed, the carrying value will approximate its fair value and the amount is classified as other real estate owned held for investment. The Company will rent the properties until it is deemed desirable to sell them.

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

11)         Derivative Commitments

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
March 31, 2013 (Unaudited)

11)         Derivative Commitments  (Continued)

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

The Company has adopted a strategy of selling “out of the money” call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option. The liability for call options is adjusted to fair value at each reporting date. The fair value of outstanding call options as of March 31, 2013 and December 31, 2012 was $151,733 and $126,215, respectively.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option. If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security.

The following table shows the fair value of derivatives as of March 31, 2013 and December 31, 2012.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$2,775,415	other assets	$3,127,689	Other liabilities	$529,674	Other liabilities	$166,224
Call Options	--	--	--	--	Other liabilities	151,733	Other liabilities	126,215
Interest rate swaps	--	--	--	--	Bank loans payable	84,455	Bank loans payable	93,572
Total		$2,775,415		$3,127,689		$765,862		$386,011

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

11)         Derivative Commitments  (Continued)

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain (Loss) Recognized in OCI
	Three Months Ended March 31
Derivative - Cash Flow Hedging Relationships:	2013	2012
Interest Rate Lock Commitments	$(715,724)	$976,780
Interest Rate Swaps	9,117	7,975
Sub Total	(706,607)	984,755
Tax Effect	(127,960)	334,662
Total	$(578,647)	$650,093

12)         Reinsurance, Commitments and Contingencies

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
March 31, 2013 (Unaudited)

12)         Reinsurance Commitments and Contingencies  (Continued)

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

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended March 31, 2013 and 2012 were $537,000 and $445,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of March 31, 2013 and December 31, 2012, the balances were $6,230,000 and $6,035,000, respectively.

Settlement with Wells Fargo

On April 7, 2011, SecurityNational Mortgage entered into a settlement agreement with Wells Fargo Funding, Inc. (“Wells Fargo”). The settlement agreement provides that it is intended to be a pragmatic commercial accommodation between SecurityNational Mortgage and Wells Fargo and is not to be construed as an admission of responsibility, liability or fault for either party’s claims. Under the terms of the settlement agreement, SecurityNational Mortgage paid an initial settlement amount to Wells Fargo in the amount of $4,300,000.

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser, including Wells Fargo, and pay such amounts to Wells Fargo. SecurityNational Mortgage is additionally required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 27 real estate properties with a total book value of $5,334,322 as of March 31, 2013.

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

Mortgage Loan Loss Demands

Third Party Investors

There have been assertions in third party investor correspondence that SecurityNational Mortgage sold mortgage loans that allegedly contained borrower misrepresentations or experienced early payment defaults, or that were otherwise allegedly defective or not in compliance with agreements between SecurityNational Mortgage and the third party investors consisting principally of financial institutions.  As a result of these claims, third party investors have made demands that SecurityNational Mortgage repurchase certain alleged defective mortgage loans that were sold to such investors or indemnify them against any losses related to such loans.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

12)         Reinsurance Commitments and Contingencies  (Continued)

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $6,230,000 as of March 31, 2013 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

SecurityNational Mortgage disagrees with the repurchase demands and notices of potential claims from third party investors and believes it has significant defenses to these demands. If SecurityNational Mortgage is unable to resolve the alleged claims by the third party investors on acceptable terms, legal action may ensue.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against claims asserted by these third party investors to the extent that a substantial judgment is entered against SecurityNational Mortgage which is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.

JP Morgan Chase Indemnification Demand

The Company and its wholly-owned subsidiary, SecurityNational Mortgage, received a notice of claim for indemnification dated December 21, 2011, from JP Morgan Chase & Co. (“JP Morgan Chase”) on behalf of EMC Mortgage, LLC (“EMC Mortgage”), relating to 21 mortgage loans that EMC Mortgage allegedly purchased as a third party investor from SecurityNational Mortgage.  The notice also referenced an Agreement of Guaranty, dated February 23, 2006, by the Company relative to EMC Mortgage.  The indemnification notice also stated that EMC Mortgage had been named in a lawsuit by the Bear Stearns Mortgage Funding Trust 2007-AR2 (the “Trust”), which was filed on September 13, 2011 in the Delaware Court of Chancery.

The lawsuit that the Trust brought against EMC Mortgage contends that more than 800 residential mortgage loans that EMC Mortgage sold to the Trust (including the 21 loans originated by SecurityNational Mortgage) contained breaches of representations and warranties with respect to the mortgage loans, as well as defaults and foreclosures in many of such loans.  As a result of the alleged breaches of representations and warranties by EMC Mortgage, the complaint requests that EMC Mortgage be ordered to repurchase from the Trust any loans for which it breached its representations and warranties, in the amount of the mortgage loans’ outstanding principal balance and all accrued but unpaid interest.

The indemnification notice from JP Morgan Chase further stated that the Company and SecurityNational Mortgage are required to indemnify EMC Mortgage for any of its losses arising from the lawsuit the Trust has brought against EMC based upon allegedly untrue statements of material fact related to information that was provided by SecurityNational Mortgage. To the extent the claims in the complaint relate to mortgage loans that SecurityNational Mortgage sold to EMC Mortgage, the Company believes it has significant defenses to such claims with respect to EMC Mortgage. The Company intends to vigorously defend itself and SecurityNational Mortgage in the event that JP Morgan Chase were to bring any legal action to require the Company or SecurityNational Mortgage to indemnify it for any loss, liability or expense in connection with the lawsuit that the Trust has brought against EMC Mortgage.

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
March 31, 2013 (Unaudited)

12)         Reinsurance Commitments and Contingencies  (Continued)

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
March 31, 2013 (Unaudited)

12)         Reinsurance Commitments and Contingencies  (Continued)

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

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of March 31, 2013, the Company’s commitments were $1,995,000 for these loans of which $1,196,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of March 31, 2013). Maturities range between six and twelve months.

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

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

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming theacquisition of Trans-Western had occurred at the beginning of the three month periods ended March 31, 2013 and 2012. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

	For the Three Months Ended March 31 (unaudited)
	2013	2012
Total revenues	$54,852,234	$47,323,230
Net earnings	$2,033,266	$1,662,185
Net earnings per Class A equivalent common share	$0.19	$0.17
Net earnings per Class A equivalent common share assuming dilution	$0.17	$0.16

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)
14)       Mortgage Servicing Rights

The following is a summary of the MSR activity for the periods presented.

	As of March 31	As of December 31
	2013	2012
Amortized cost:
Balance before valuation allowance at beginning of year	$2,797,470	$-
MSRs received as proceeds from loan sales	741,473	2,797,470
Amortization	86,522	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$3,452,421	$2,797,470

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at year end	$-	$-

Mortgage servicing rights, net	$3,452,421	$2,797,470

Estimated fair value of MSRs at year end	$3,452,421	$2,797,470

Amortization for 2012 was immaterial, and was not recorded. The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its March 31, 2013 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR Amortization
2013	$346,100
2014	346,100
2015	346,100
2016	346,100
2017	346,100
Thereafter	1,721,921
Total	$3,452,421

The Company began to retain MSRs in the second quarter of 2012. Since the retained MSRs were relatively small, they were determined to be immaterial. However, the Company substantially increased its MSR retention in the fourth quarter 2012 and began to report these MSRs pursuant to the accounting policy discussed in Note 9 of the Notes to Consolidated Financial Statements.

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

The following table shows the condensed financial results of the insurance operations for the three months ended March 31, 2013 and 2012.  See the Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2013	2012	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$12,422	$12,588	(1%)
Net investment income	3,926	4,817	(18%)
Other	896	222	304%
Total	$17,244	$17,627	(2%)
Intersegment revenue	$2,588	$2,079	24%
Earnings before income taxes	$814	$838	(3%)

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in the three months ended March 31, 2013 has decreased due to a reduction in net investment income offset by realized gains on investments and other assets from the sale of a real estate property which is included in other income.

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

The following table shows the condensed financial results of the Cemetery and Mortuary operations for the three months ended March 31, 2013 and 2012.  See Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2013	2012	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,350	$1,378	(2%)
Cemetery revenues	1,658	1,619	2%
Other	(28)	(37)	(24%)
Total	$2,980	$2,960	1%
Earnings before income taxes	$77	$227	(66%)

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $260,000 and $258,000 for the three months ended March 31, 2013 and 2012, respectively.

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

For the three months ended March 31, 2013 and 2012, SecurityNational Mortgage originated and sold 2,895 loans ($536,606,000 total volume) and 2,440 loans ($445,523,000 total volume), respectively. The mortgage loan volume in 2013 has been higher than in 2012 primarily due to an increase in market share. The increase in market share was attributed to an expansion of the retail loan operations of SecurityNational Mortgage.  SecurityNational Mortgage anticipates the loan volume for 2013 to be approximately $125,000,000 to $240,000,000 per month range compared to $80,000,000 to $150,000,000 per month range in 2012.

The following table shows the condensed financial results of the mortgage operations for the three months ended March 31, 2013 and 2012.  See Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2013	2012	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$27,103	$22,401	21%
Secondary gains from investors	7,525	4,335	74%
Total	$34,628	$26,736	30%
Earnings before income taxes	$2,337	$1,264	85%

Overall, this increase in profitability for the three months ended March 31, 2013 was due to the greater loan volume and increased secondary gains from third party investors.

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

SecurityNational Mortgage must determine that all three sales criteria are met at the time a mortgage loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans made prior to warehouse banks purchasing the loans under the purchase commitments. As of March 31, 2013, there were $170,100,000 in mortgage loans in which settlements with third party investors were still pending.

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

As of March 31, 2013, the Company’s long term mortgage loan portfolio consisted of $9,912,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $3,628,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $9,912,000 in mortgage loans with delinquencies more than 90 days. During the three months ended March 31, 2013, the Company provided an allowance for mortgage losses of $63,000. This allowance for mortgage losses was charged to loan loss expense and included in selling, general and administrative expenses for the period. The ending balances of allowances for mortgage loan losses as of March 31, 2013 and December 31, 2012 were $4,250,000 and $4,239,000, respectively.

Also as of March 31, 2013, the Company had foreclosed on a total of $61,820,000 in long term mortgage loans, of which $1,748,000 of the loans foreclosed were reclassified as other real estate held for investment during 2013. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its respective life, cemeteries and mortuaries, and mortgage subsidiaries, and will lease or rent these properties until it is deemed economically desirable to sell them.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended March 31, 2013 and 2012 were $537,000 and $445,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of March 31, 2013 and December 31, 2012, the balances were $6,230,000 and $6,035,000, respectively.

Settlement with Wells Fargo

On April 7, 2011, SecurityNational Mortgage entered into a settlement agreement with Wells Fargo Funding, Inc. (“Wells Fargo”). The settlement agreement provides that it is intended to be a pragmatic commercial accommodation between SecurityNational Mortgage and Wells Fargo and is not to be construed as an admission of responsibility, liability or fault for either party’s claims. Under the terms of the settlement agreement, SecurityNational Mortgage paid an initial settlement amount to Wells Fargo in the amount of $4,300,000.

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser, including Wells Fargo, and pay such amounts to Wells Fargo. SecurityNational Mortgage is additionally required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 27 real estate properties with a total book value of $5,334,322 as of March 31, 2013.

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

Mortgage Loan Loss Demands

Third Party Investors

There have been assertions in third party investor correspondence that SecurityNational Mortgage sold mortgage loans that allegedly contained borrower misrepresentations or experienced early payment defaults, or that were otherwise allegedly defective or not in compliance with agreements between SecurityNational Mortgage and the third party investors consisting principally of financial institutions.  As a result of these claims, third party investors have made demands that SecurityNational Mortgage repurchase certain alleged defective mortgage loans that were sold to such investors or indemnify them against any losses related to such loans.

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $6,230,000 as of March 31, 2013 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

SecurityNational Mortgage disagrees with the repurchase demands and notices of potential claims from third party investors and believes it has significant defenses to these demands. If SecurityNational Mortgage is unable to resolve the alleged claims by the third party investors on acceptable terms, legal action may ensue.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against claims asserted by these third party investors to the extent that a substantial judgment is entered against SecurityNational Mortgage which is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.

JP Morgan Chase Indemnification Demand

The Company and its wholly-owned subsidiary, SecurityNational Mortgage, received a notice of claim for indemnification dated December 21, 2011, from JP Morgan Chase & Co. (“JP Morgan Chase”) on behalf of EMC Mortgage, LLC (“EMC Mortgage”), relating to 21 mortgage loans that EMC Mortgage allegedly purchased as a third party investor from SecurityNational Mortgage.  The notice also referenced an Agreement of Guaranty, dated February 23, 2006, by the Company relative to EMC Mortgage.  The indemnification notice also stated that EMC Mortgage had been named in a lawsuit by the Bear Stearns Mortgage Funding Trust 2007-AR2 (the “Trust”), which was filed on September 13, 2011 in the Delaware Court of Chancery.

The lawsuit that the Trust brought against EMC Mortgage contends that more than 800 residential mortgage loans that EMC Mortgage sold to the Trust (including the 21 loans originated by SecurityNational Mortgage) contained breaches of representations and warranties with respect to the mortgage loans, as well as defaults and foreclosures in many of such loans.  As a result of the alleged breaches of representations and warranties by EMC Mortgage, the complaint requests that EMC Mortgage be ordered to repurchase from the Trust any loans for which it breached its representations and warranties, in the amount of the mortgage loans’ outstanding principal balance and all accrued but unpaid interest.

The indemnification notice from JP Morgan Chase further stated that the Company and SecurityNational Mortgage are required to indemnify EMC Mortgage for any of its losses arising from the lawsuit the Trust has brought against EMC based upon allegedly untrue statements of material fact related to information that was provided by SecurityNational Mortgage. To the extent the claims in the complaint relate to mortgage loans that SecurityNational Mortgage sold to EMC Mortgage, the Company believes it has significant defenses to such claims with respect to EMC Mortgage. The Company intends to vigorously defend itself and SecurityNational Mortgage in the event that JP Morgan Chase were to bring any legal action to require the Company or SecurityNational Mortgage to indemnify it for any loss, liability or expense in connection with the lawsuit that the Trust has brought against EMC Mortgage.

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

Consolidation

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Total revenues increased by $7,529,000, or 15.9%, to $54,852,000 for the three months ended March 31, 2013, from $47,323,000 for the three months ended March 31, 2012. Contributing to this increase in total revenues was a $7,687,000 increase in mortgage fee income, a $672,000 increase in realized gains on investments and other assets, a $287,000 increase in other revenues, a $15,000 decrease in other than temporary impairments on investments, and a $2,000 increase in net mortuary and cemetery sales. This increase in total revenues was offset by a $968,000 decrease in net investment income and a $166,000 decrease in insurance premiums and other considerations.

Insurance premiums and other considerations decreased by $166,000, or 1.3%, to $12,422,000 for the three months ended March 31, 2013, from $12,588,000 for the comparable period in 2012. This decrease was primarily due to a decrease in renewal premiums.

Net investment income decreased by $968,000, or 16.0%, to $5,086,000 for the three months ended March 31, 2013, from $6,054,000 for the comparable period in 2012. This decrease was primarily attributable to a $944,000 decrease in mortgage loan interest, a $193,000 increase in investment expenses, a $25,000 decrease in policy loan income, and a $17,000 decrease in rental income from real estate owned. This decrease was offset by a $166,000 increase in short-term investment income, a $43,000 increase in fixed maturity securities income, and a $2,000 increase in equity securities income.

Net cemetery and mortuary sales increased by $2,000, or 0.1%, to $2,877,000 for the three months ended March 31, 2013, from $2,875,000 for the comparable period in 2012. This increase was primarily due to an increase in at-need sales in the cemetery operations offset by a decrease in at-need sales in the mortuary operations.

Realized gains on investments and other assets increased by $672,000, or 392.6%, to $843,000 in realized gains for the three months ended March 31, 2013, from $171,000 in realized gains for the comparable period in 2012. This increase in realized gains on investments and other assets was the result of an increase in realized gains on other assets of $670,000 due to the sale of a real estate property. This increase was offset by a $2,000 decrease in realized gains on fixed maturity securities and on securities available for sale.

Other than temporary impairments on investments decreased by $15,000, or 33.3%, to $30,000 for the three months ended March 31, 2013, from $45,000 for the comparable period in 2012. This increase was the result of a $15,000 decrease in other than temporary impairments on fixed maturity securities held to maturity.

Mortgage fee income increased by $7,687,000, or 30.2%, to $33,178,000 for the three months ended March 31, 2013, from $25,491,000 for the comparable period in 2012. This increase was primarily attributable to an increased market share in mortgage loan originations and an increase in secondary gains on mortgage loans sold to investors. The increase in market share was attributed to an expansion of the retail loan operations of SecurityNational Mortgage.

Other revenues increased by $287,000, or 151.2%, to $477,000 for the three months ended March 31, 2013, from $190,000 for the comparable period in 2012. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $51,625,000, or 94.1% of total revenues, for the three months ended March 31, 2013, as compared to $44,995,000, or 95.1% of total revenues, for the comparable period in 2012.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits decreased by an aggregate of $117,000 or 1.0%, to $12,058,000 for the three months ended March 31, 2013, from $12,175,000 for the comparable period in 2012. This decrease was primarily the result of a $1,598,000 decrease in future policy benefits death benefits and an $89,000 decrease in surrender and other policy benefits. This increase was offset by a $1,570,000 increase in death benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $82,000, or 5.8%, to $1,494,000 for the three months ended March 31, 2013, from $1,412,000 for the comparable period in 2012. This increase was primarily due to growth in new business, which increased amortization of deferred policy acquisition costs and value of business acquired.

Selling, general and administrative expenses increased by $6,605,000, or 21.9%, to $36,765,000 for the three months ended March 31, 2013, from $30,160,000 for the comparable period in 2012. This increase was the result of an increase in commission expenses of $2,685,000, from $14,886,000 for the three months ended March 31, 2012 to $17,571,000 for the comparable period in 2013 due to increased mortgage loan originations made by SecurityNational Mortgage. Salaries increased by $1,666,000 from $6,513,000 for the three months ended March 31, 2012 to $8,179,000 for the comparable period in 2013, primarily due to an increase in the number of employees as a result of increased mortgage loan originations. Provision for loan losses and loss reserve increased by $150,000 from $402,000 for the three months ended March 31, 2012 to $552,000 for the comparable period in 2013, primarily due to an increase in the monthly accrual related to increased mortgage originations. Costs related to funding mortgage loans increased by $247,000 from $1,360,000 for the three months ended March 31, 2012 to $1,607,000 for the comparable period in 2013 due to additional loans funded. Other expenses increased by $1,858,000 from $6,999,000 for the three months ended March 31, 2012 to $8,857,000 for the comparable period in 2013.

Interest expense increased by $38,000, or 5.0%, to $807,000 for the three months ended March 31, 2013, from $769,000 for the comparable period in 2012. This increase was primarily due to an increased use of the mortgage warehouse line resulting from additional mortgage loan originations.

Cost of goods and services sold of the cemeteries and mortuaries increased by $22,000, or 4.5%, to $500,000 for the three months ended March 31, 2013, from $478,000 for the comparable period in 2012. This increase was primarily due to an increase in cemetery sales offset by a decrease in mortuary sales.

Comprehensive income for the three months ended March 31, 2013 and 2012 amounted to gains of $1,658,000 and $2,642,000, respectively. This $984,000 decrease in comprehensive income in 2013 was primarily the result of a $371,000 increase in net income and a $1,229,000 decrease in derivatives related to mortgage loans and a $126,000 decrease in unrealized gains in securities available for sale.

Income taxes for the insurance segment have a lower effective tax rate of approximately 20% largely due to the alternative minimum tax. Cemetery, mortuary and mortgage segments have an effective tax rate of 34%.

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

During the three months ended March 31, 2013, the Company's operations provided cash of $5,449,000. This was due primarily to a $4,476,000 increase in future policy benefits and a $2,159,000 increase for the three months of 2013 in the balance of mortgage loans sold to investors. During the three months ended March 31, 2012, the Company’s operations provided cash of $25,193,000. This was due primarily to a $6,009,000 increase in future policy benefits and a $16,423,000 decrease for the three months of 2012 in the balance of mortgage loans sold to investors.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $136,117,000 as of March 31, 2013 compared to $127,939,000 as of December 31, 2012. This represents 41.5% and 37.1% of the total investments as of March 31, 2013 and December 31, 2012, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At March 31, 2013, 3.35%  (or $4,572,000) and at December 31, 2012, 3.4% (or $4,392,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which were considered non-investment grade.

The Company has classified its fixed income securities as held to maturity. Business conditions, however, may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2013 and December 31, 2012, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank debt and notes payable was $93,315,000 as of March 31, 2013, as compared to $91,722,000 as of December 31, 2012. Stockholders’ equity as a percent of total capitalization was 87.7% and 87.0% as of March 31, 2013 and December 31, 2012, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2012 was 6.0% as compared to a rate of 6.5% for 2011. The 2013 lapse rate to date has been approximately the same as 2012.

At March 31, 2013, $32,770,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to the Company, its parent company, without approval of insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the annual report on Form 10-K filed for the year ended December 31, 2012.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with United States GAAP.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.               Defaults Upon Senior Securities.

None

Item 4.               Mine Safety Disclosures.

None

Item 5.               Other Information.

On May 8, 2013, the Company completed a reorganization transaction involving several of its wholly owned subsidiaries.  Under the terms of the Agreement and Plan of Reorganization, the Company contributed all its shares of common stock of Select Appraisal Management, Inc. (“Select Appraisal Management”), which had been a wholly owned subsidiary of the Company, to Green Street Mortgage Services, Inc. (“Green Street Mortgage”), a wholly owned subsidiary of the Company.  The purpose of the transaction is to develop the appraisal business of Select Appraisal Management through Green Street Mortgage, which would be responsible for the development, management and oversight of the appraisal business of Select Appraisal Management. SecurityNational Mortgage agreed, as part of the reorganization, to transfer to Green Street Mortgage, in the form of a dividend, the appraisal management contracts and related operations that it owned.

In addition, as part of the reorganization, SecurityNational Mortgage agreed to assign to the Company, in the form of a dividend, beginning January 1, 2013, the net servicing income from the mortgage servicing rights that it retains from the mortgage loans that it originates and sells on a servicing retained basis to third party investors in connection with its mortgage loan operations.  Pursuant to the organization, SecurityNational Mortgage also agreed to pay such net income from its mortgage servicing operations on a monthly basis to the Company, provided such payments do not violate the financial covenants that SecurityNational Mortgage is required to maintain with its warehouse mortgage lenders.

Finally, the Company agreed as part of the reorganization to contribute all of its shares of stock of Dry Creek Property Development, Inc. (“Dry Creek Development”), which had been a wholly owned subsidiary of the Company, to Security National Life Insurance Company (“Security National Life”). The purpose of this transaction was to help facilitate the future funding and development of approximately 32 acres of land that the Company owns in Sandy, Utah.

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

(a)(3)           Exhibits
The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (4)

3.2	Amended Bylaws (6)

4.1	Specimen Class A Stock Certificate (1)

4.2	Specimen Class C Stock Certificate (1)

4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)

10.2	2003 Stock Option Plan (5)

10.3	2006 Director Stock Option Plan (9)

10.4	Deferred Compensation Agreement with George R. Quist (2)

10.5	Deferred Compensation Plan (3)

10.6	Employment agreement with J. Lynn Beckstead, Jr. (7)

10.7	Employment agreement with Scott M. Quist (8)

10.8	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (10)

10.9	Coinsurance Agreement between Security National Life Insurance Company and Mothe Life Insurance Company (11)

10.10	Certificate and Agreement of Contribution to Surplus between Security National Financial Corporation and Security National Life Insurance Company (11)

10.11	Agreement and Plan of Reorganization among Security National Financial Corporation and certain subsidiaries

21	Subsidiaries of the Registrant

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: May 15, 2013	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2013	/s/ Garrett S. Sill
Garrett S. Sill
Acting Chief Financial Officer and Acting Treasurer
(Principal Financial Officer and Principal Accounting Officer)