Form 10-Q
period 2013-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2013-08-14
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2013, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to ________

Commission file number: 000-09341

SECURITY NATIONAL FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UTAH	87-0345941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5300 South 360 West, Suite 250, Salt Lake City, Utah	84123
(Address of principal executive offices)	(Zip Code)

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
 Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	11,242,386
Title of Class	Number of Shares Outstanding as of August 13, 2013

Class C Common Stock, $.20 par value	12,669,983
Title of Class	Number of Shares Outstanding as of August 13, 2013

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED JUNE 30, 2013

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	June 30 2013	December 31 2012
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$142,895,203	$129,449,410
Equity securities, available for sale, at estimated fair value	5,090,494	5,405,112
Mortgage loans on real estate and construction loans, held for investment net of allowances for losses of $4,413,927 and $4,239,861 for 2013 and 2012	80,538,081	84,462,205
Real estate held for investment, net of accumulated depreciation of $8,407,127 and $7,441,418 for 2013 and 2012	88,536,391	64,254,030
Policy and other loans, net of allowances for doubtful accounts of $531,337 and $505,030 for 2013 and 2012	19,207,592	20,188,516
Short-term investments	17,626,271	40,925,390
Accrued investment income	2,515,195	2,393,941
Total investments	356,409,227	347,078,604
Cash and cash equivalents	49,729,906	33,494,284
Mortgage loans sold to investors	80,367,993	94,597,969
Receivables, net	11,952,172	16,559,277
Restricted assets	16,793,426	9,366,958
Cemetery perpetual care trust investments	2,250,084	2,090,111
Receivable from reinsurers	14,275,149	14,529,144
Cemetery land and improvements	11,055,658	11,079,755
Deferred policy and pre-need contract acquisition costs	42,458,296	39,913,465
Mortgage servicing rights, net	4,038,230	2,797,470
Property and equipment, net	11,848,107	11,033,957
Value of business acquired	9,179,256	9,829,082
Goodwill	677,039	677,039
Other	6,000,905	4,169,508

Total Assets	$617,035,448	$597,216,623

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	June 30 2013	December 31 2012
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$444,363,712	$438,003,813
Unearned premium reserve	5,281,696	5,383,800
Bank and other loans payable	10,886,154	11,910,343
Deferred pre-need cemetery and mortuary contract revenues	13,338,924	13,412,339
Cemetery perpetual care obligation	3,206,176	3,153,001
Accounts payable	2,117,437	2,026,433
Other liabilities and accrued expenses	33,173,072	25,591,487
Income taxes	19,151,705	17,923,298
Total liabilities	531,518,876	517,404,514

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 11,018,020 shares in 2013 and 10,843,576 shares in 2012	22,036,040	21,687,152
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 12,669,983 shares in 2013 and 10,974,101 in 2012	2,533,997	2,194,820
Additional paid-in capital	21,604,343	21,262,140
Accumulated other comprehensive income, net of taxes	2,250,337	1,934,359
Retained earnings	39,947,309	35,114,072
Treasury stock at cost - 1,166,347 Class A shares in 2013 and 1,097,416 Class A shares in 2012	(2,855,454)	(2,380,434)

Total stockholders' equity	85,516,572	79,812,109

Total Liabilities and Stockholders' Equity	$617,035,448	$597,216,623

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenues:
Insurance premiums and other considerations	$12,904,843	$12,281,896	$25,326,386	$24,869,684
Net investment income	5,026,044	5,565,372	10,027,061	11,150,418
Net mortuary and cemetery sales	3,259,293	2,626,690	6,136,816	5,501,639
Realized gains on investments and other assets	140,182	186,926	982,760	357,986
Other than temporary impairments on investments	(145,922)	(45,000)	(175,922)	(90,000)
Mortgage fee income	39,500,034	35,659,582	72,762,915	61,619,167
Other	647,815	252,744	1,124,507	442,539
Total revenues	61,332,289	56,528,210	116,184,523	103,851,433

Benefits and expenses:
Death benefits	6,564,246	4,923,798	13,320,665	10,110,097
Surrenders and other policy benefits	678,579	274,250	1,428,828	1,112,990
Increase in future policy benefits	4,862,670	5,901,845	9,414,411	12,051,992
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,091,619	1,346,074	2,585,524	2,758,303
Selling, general and administrative expenses:
Commissions	20,877,410	20,394,230	38,447,995	35,280,020
Salaries	8,734,195	6,807,364	16,912,893	13,320,207
Provision for loan losses and loss reserve	716,001	1,097,873	1,268,290	1,500,347
Costs related to funding mortgage loans	2,039,365	1,800,348	3,646,600	3,160,652
Other	9,918,320	7,706,098	18,774,920	14,704,988
Interest expense	877,806	847,141	1,685,082	1,615,885
Cost of goods and services sold-mortuaries and cemeteries	502,558	392,812	1,002,172	870,983
Total benefits and expenses	56,862,769	51,491,833	108,487,380	96,486,464

Earnings before income taxes	4,469,520	5,036,377	7,697,143	7,364,969
Income tax expense	(1,670,275)	(1,443,345)	(2,864,632)	(2,109,754)

Net earnings	$2,799,245	$3,593,032	$4,832,511	$5,255,215

Net earnings per Class A Equivalent common share (1)	$0.25	$0.36	$0.44	$0.52

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.24	$0.34	$0.41	$0.51

Weighted-average Class A equivalent common share outstanding (1)	11,046,283	10,059,155	10,991,303	10,036,975

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	11,852,940	10,438,757	11,837,108	10,212,126

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net earnings	$2,799,245	$3,593,032	$4,832,511	$5,255,215
Other comprehensive income:
Net unrealized gains on derivative instruments	761,683	1,273,757	183,036	1,923,850
Net unrealized gains (losses) on available for sale securities	(70,279)	(313,677)	132,942	16,160
Other comprehensive income	691,404	960,080	315,978	1,940,010
Comprehensive income	$3,490,649	$4,553,112	$5,148,489	$7,195,225

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2011	$19,277,596	$2,027,195	$19,487,565	$654,443	$22,546,623	$(2,762,835)	$61,230,587

Net earnings	-	-	-	-	5,255,215	-	5,255,215
Other comprehensive income	-	-	-	1,940,010	-	-	1,940,010
Grant of stock options	-	-	94,436	-	-	-	94,436
Sale of treasury stock	-	-	(98,025)	-	-	256,956	158,931
Balance at June 30, 2012	$19,277,596	$2,027,195	$19,483,976	$2,594,453	$27,801,838	$(2,505,879)	$68,679,179

Balance at December 31, 2012	$21,687,152	$2,194,820	$21,262,140	$1,934,359	$35,114,072	$(2,380,434)	$79,812,109

Net earnings	-	-	-	-	4,832,511	-	4,832,511
Other comprehensive income	-	-	-	315,978	-	-	315,978
Grant of stock options	-	-	62,589	-	-	-	62,589
Exercise of stock options	265,842	422,422	104,185	-	-	(543,334)	249,115
Sale of treasury stock	-	-	175,956	-	-	68,314	244,270
Stock Dividends	(200)		(526)		726		-
Conversion Class C to Class A	83,246	(83,245)	(1)	-	-	-	-
Balance at June 30, 2013	$22,036,040	$2,533,997	$21,604,343	$2,250,337	$39,947,309	$(2,855,454)	$85,516,572

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2013	2012
Cash flows from operating activities:
Net cash provided by operating activities	$38,831,002	$24,431,101

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(16,912,365)	(7,752,826)
Calls and maturities - fixed maturity securities	3,280,582	3,705,012
Securities available for sale:
Purchase - equity securities	(1,675,032)	(887,917)
Sales - equity securities	2,364,674	1,445,020
Purchase of short-term investments	(12,231,659)	(6,579,805)
Sales of short-term investments	35,530,778	7,949,783
Purchase of restricted assets	(7,394,335)	2,120,188
Changes in assets for perpetual care trusts	(127,947)	(139,322)
Amount received for perpetual care trusts	53,175	82,529
Mortgage, policy, and other loans made	(64,547,421)	(55,936,935)
Payments received for mortgage, policy and other loans	59,009,716	62,940,253
Purchase of property and equipment	(1,570,456)	(1,191,210)
Disposal of property and equipment	-	14,768
Purchase of real estate	(15,590,263)	(55,682)
Sale of real estate	1,119,467	366,720
Cash paid for purchase of subsidiaries, net of cash received	-	(180,591)
Net cash provided by (used in) investing activities	(18,691,086)	5,899,985

Cash flows from financing activities:
Annuity contract receipts	4,686,903	4,388,970
Annuity contract withdrawals	(7,837,924)	(6,748,612)
Proceeds from stock options exercised	249,115	-
Repayment of bank loans on notes and contracts	(1,128,159)	(772,358)
Proceeds from borrowing on bank loans	4,733,975	-
Change in line of credit borrowings	(4,608,204)	3,600,000
Net cash provided by (used in) financing activities	(3,904,294)	468,000

Net change in cash and cash equivalents	16,235,622	30,799,086

Cash and cash equivalents at beginning of period	33,494,284	11,671,773

Cash and cash equivalents at end of period	$49,729,906	$42,470,859

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$1,939,002	$11,527,488

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

1)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

2)           Recent Accounting Pronouncements

Disclosures about Offsetting Assets and Liabilities – In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to balance sheet offsetting. The new guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). This new guidance was effective for the Company for interim and annual reporting periods beginning January 1, 2013, with retrospective application required. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

3)           Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of June 30, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013:
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$2,593,565	$384,329	$(730)	$2,977,164
Obligations of states and political subdivisions	2,081,217	217,749	(10,076)	2,288,890
Corporate securities including public utilities	132,242,394	11,345,205	(1,232,902)	142,354,697
Mortgage-backed securities	5,290,909	290,614	(10,230)	5,571,293
Redeemable preferred stock	687,118	45,804	(1,400)	731,522
Total fixed maturity securities held to maturity	$142,895,203	$12,283,701	$(1,255,338)	$153,923,566

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

3)           Investments (Continued)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013:

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$5,614,466	$341,538	$(865,510)	$5,090,494

Total equity securities available for sale at estimated fair value	$5,614,466	$341,538	$(865,510)	$5,090,494

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$48,095,617
Residential construction	1,546,577
Commercial	35,309,814
Less: Allowance for loan losses	(4,413,927)
Total mortgage loans on real estate and construction loans held for investment	$80,538,081

Real estate held for investment - net of depreciation	$27,300,608
Other real estate owned held for investment - net of depreciation	61,235,783
Other real estate owned held for sale	-
Total real estate	$88,536,391

Policy and other loans at amortized cost - net of allowance for doubtful accounts	$19,207,592

Short-term investments at amortized cost	$17,626,271

During the first quarter 2013, the Company reclassified its Other real estate owned held for sale to Other real estate owned held for investment. The properties are now being depreciated and are held as rental properties and are not listed for sale.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

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
June 30, 2013 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

3)           Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities, which are carried at amortized cost, at June 30, 2013 and December 31, 2012. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At June 30, 2013
Obligations of states and political subdivisions	$7,729	2	$2,347	1	$10,076
U.S. Treasury Securities And Obilgations of U.S. Government Agencies	$730	1			730
Corporate securities including public utilities	1,009,999	65	222,903	4	1,232,902
Mortgage-backed securities	26	1	10,204	1	10,230
Redeemable preferred stock	1,400	1	-	0	1,400
Total unrealized losses	$1,019,884	70	$235,454	6	$1,255,338
Fair Value	$24,070,395		$1,335,927		$25,406,322

As of June 30, 2013, the average market value of the related fixed maturities was 95.3% of amortized cost and the average market value was 92.6% of amortized cost as of December 31, 2012. During the six months ended June 30, 2013 and 2012 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $60,000 and $90,000, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

3)            Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at June 30, 2013 and December 31, 2012. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available-for-sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At June 30, 2013
Industrial, miscellaneous and all other	$159,125	32	$706,385	38	$865,510
Total unrealized losses	$159,125	32	$706,385	38	$865,510
Fair Value	$1,295,661		$1,194,695		$2,490,356

At December 31, 2012
Non-redeemable preferred stock	$686	1	$800	1	$1,486
Industrial, miscellaneous and all other	236,293	39	734,616	44	970,909
Total unrealized losses	$236,979	40	$735,416	45	$972,395
Fair Value	$1,422,436		$1,493,538		$2,915,974

As of June 30, 2013, the average market value of the equity securities available for sale was 74.2% of the original investment and the average market value was 75.0% of the original investment as of December 31, 2012. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During the six months ended June 30, 2013 and 2012, there was no other than temporary decline in fair value.

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

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

3)            Investments (Continued)

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2013	$1,452,716	$1,470,386
Due in 2014 through 2017	20,953,006	22,670,126
Due in 2018 through 2022	45,701,322	50,130,774
Due after 2022	68,810,132	73,349,465
Mortgage-backed securities	5,290,909	5,571,293
Redeemable preferred stock	687,118	731,522
Total held to maturity	$142,895,203	$153,923,566

The amortized cost and estimated fair value of available for sale securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in 2013	$-	$-
Due in 2014 through 2017	-	-
Due in 2018 through 2022	-	-
Due after 2022	-	-
Non-redeemable preferred stock	-	-
Common stock	5,614,466	5,090,494
Total available for sale	$5,614,466	$5,090,494

The Company’s realized gains and losses, other than temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Fixed maturity securities held to maturity:
Gross realized gains	$2,512	$129,651	$15,404	$137,255
Gross realized losses	(9,693)	-	(15,168)	(334)
Other than temporary impairments	(30,000)	(45,000)	(60,000)	(90,000)

Securities available for sale:
Gross realized gains	105,426	15,372	239,382	152,580
Gross realized losses	(1,942)	-	(2,678)	(5,705)
Other than temporary impairments	-	-

Other assets:
Gross realized gains	35,034	54,583	745,820	86,870
Gross realized losses	8,845	(12,680)		(12,680)
Other than temporary impairments	(115,922)	-	(115,922)
Total	$(5,740)	$141,926	$806,838	$267,986

The net carrying amount of held to maturity securities sold was $505,976 and $2,174,300 for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.  The net realized gain related to these sales was $1,524 and $271,364 for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. Certain circumstances lead to these decisions to sell. In 2013 and 2012, the Company sold certain held to maturity bonds in gain positions to reduce its risk in certain industries or companies.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

3)            Investments (Continued)

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available for sale securities) at June 30, 2013, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Fixed maturity securities	$2,056,804	$1,943,272	$4,009,843	$3,853,617
Equity securities	38,729	68,146	104,489	131,723
Mortgage loans on real estate	1,011,446	1,491,924	2,051,221	3,091,896
Real estate	1,363,662	1,249,142	2,441,324	2,343,277
Policy and other loans	196,096	189,947	399,231	418,275
Short-term investments, principally gains on sale of mortgage loans and other	2,371,299	2,006,325	4,578,893	4,043,731
Gross investment income	7,038,036	6,948,756	13,585,001	13,882,519
Investment expenses	(2,011,992)	(1,383,384)	(3,557,940)	(2,732,101)
Net investment income	$5,026,044	$5,565,372	$10,027,061	$11,150,418

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $166,009 and $168,989 for six months ended June 30, 2013 and 2012, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,186,316 at June 30, 2013 and $9,190,012 at December 31, 2012. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5% per annum, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors live or do business. At June 30, 2013, the Company had 29%, 27%, 12% and 10% of its mortgage loans from borrowers located in the states of Utah, California, Texas and Florida, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $4,413,927 and $4,239,861 at June 30, 2013 and December 31, 2012, respectively.

The Company establishes a valuation allowance for credit losses in its portfolio.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

3)            Investments (Continued)

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
June 30, 2013
Allowance for credit losses:
Beginning balance - January 1, 2013	$-	$4,193,674	$46,187	$4,239,861
Charge-offs	-	(116,808)	-	(116,808)
Provision	187,129	(87,811)	191,556	290,874
Ending balance -June 30, 2013	$187,129	$3,989,055	$237,743	$4,413,927

Ending balance: individually evaluated for impairment	$-	$638,689	$137,629	$776,318

Ending balance: collectively evaluated for impairment	$187,129	$3,350,366	$100,114	$3,637,609

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$35,309,814	$48,095,617	$1,546,577	$84,952,008

Ending balance: individually evaluated for impairment	$-	$3,224,378	$226,629	$3,451,007

Ending balance: collectively evaluated for impairment	$35,309,814	$44,871,239	$1,319,948	$81,501,001

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

December 31, 2012
Allowance for credit losses:
Beginning balance - January 1, 2012	$-	$4,338,805	$542,368	$4,881,173
Charge-offs	-	(560,699)	(514,442)	(1,075,141)
Provision	-	415,568	18,261	433,829
Ending balance - December 31, 2012	$-	$4,193,674	$46,187	$4,239,861

Ending balance: individually evaluated for impairment	$-	$692,199	$-	$692,199

Ending balance: collectively evaluated for impairment	$-	$3,501,475	$46,187	$3,547,662

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$34,956,031	$50,584,923	$3,161,112	$88,702,066

Ending balance: individually evaluated for impairment	$-	$4,692,517	$1,346,126	$6,038,643

Ending balance: collectively evaluated for impairment	$34,956,031	$45,892,406	$1,814,986	$82,663,423

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

3)            Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented:

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
June 30, 2013
Commercial	$-	$327,608	$143,252	$-	$470,860	$34,838,954	$35,309,814	$(187,129)	$35,122,685
Residential	3,758,237	255,547	7,317,706	3,224,378	14,555,868	33,539,749	48,095,617	(3,989,055)	44,106,562
Residential Construction	-	-	64,895	226,629	291,524	1,255,053	1,546,577	(237,743)	1,308,834

Total	$3,758,237	$583,155	$7,525,853	$3,451,007	$15,318,252	$69,633,756	$84,952,008	$(4,413,927)	$80,538,081

December 31, 2012
Commercial	$581,984	$-	$143,252	$-	$725,236	$34,230,795	$34,956,031	$-	$34,956,031
Residential	2,963,259	1,345,247	5,208,742	4,692,517	14,209,765	36,375,158	50,584,923	(4,193,674)	46,391,249
Residential Construction	-	-	288,468	1,346,126	1,634,594	1,526,518	3,161,112	(46,187)	3,114,925

Total	$3,545,243	$1,345,247	$5,640,462	$6,038,643	$16,569,595	$72,132,471	$88,702,066	$(4,239,861)	$84,462,205

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2013
With no related allowance recorded:
Commercial	$143,252	$143,252	$-	$143,252	$-
Residential	7,317,706	7,317,706	-	7,317,706	-
Residential construction	64,895	64,895	-	64,895	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	3,224,378	3,224,378	638,689	3,224,378	-
Residential construction	226,629	226,629	137,629	226,629	-

Total:
Commercial	$143,252	$143,252	$-	$143,252	$-
Residential	10,542,084	10,542,084	638,689	10,542,084	-
Residential construction	291,524	291,524	137,629	291,524	-

December 31, 2012
With no related allowance recorded:
Commercial	$143,252	$143,252	$-	$143,252	$-
Residential	5,208,742	5,208,742	-	5,208,742	-
Residential construction	1,634,594	1,634,594	-	1,634,594	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	4,692,517	4,692,517	692,199	4,692,517	-
Residential construction	-	-	-	-	-

Total:
Commercial	$143,252	$143,252	$-	$143,252	$-
Residential	9,901,259	9,901,259	692,199	9,901,259	-
Residential construction	1,634,594	1,634,594	-	1,634,594	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

3)            Investments (Continued)

Credit Risk Profile Based on Performance Status

The Company’s mortgage loan portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days past due or on non-accrual status.

The Company’s performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012

Performing	$35,166,562	$34,812,779	$37,553,533	$40,683,664	$1,255,053	$1,526,518	$73,975,148	$77,022,961
Nonperforming	143,252	143,252	10,542,084	9,901,259	291,524	1,634,594	10,976,860	11,679,105

Total	$35,309,814	$34,956,031	$48,095,617	$50,584,923	$1,546,577	$3,161,112	$84,952,008	$88,702,066

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the Company’s policy to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $1,750,608 and $1,925,000 as of June 30, 2013 and December 31, 2012, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status

	As of June 30	As of December 31
	2013	2012
Commercial	$143,252	$143,252
Residential	10,542,084	9,901,259
Residential construction	291,524	1,634,594
Total	$10,976,860	$11,679,105

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

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of June 30	As of December 31
	2013	2012
Balance, beginning of period	$6,035,295	$2,337,875
Provisions for losses	1,180,908	4,053,051
Charge-offs	(555,802)	(355,631)
Balance, end of period	$6,660,401	$6,035,295

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

4)           Stock-Based Compensation

The Company has four fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan” and the “2006 Plan”). Compensation expense for options issued of $9,620 and $47,218 has been recognized for these plans for the quarters ended June 30, 2013 and 2012, respectively, and $62,589 and $94,436 for the six months ended June 30, 2013 and 2012, respectively.

Options to purchase 5,000 shares of the Company’s common stock were granted December 7, 2012. The fair value relating to stock-based compensation is $15,920 and will be expensed as options become available to exercise at the rate of 25% at the end of each quarter over the twelve months ended December 7, 2013.

Options to purchase 342,000 shares of the Company’s common stock were granted April 13, 2012. The fair value relating to stock-based compensation is $219,881. These options have been expensed and are available to be exercised.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

4)           Stock Based Compensation (Continued)

A summary of the status of the Company’s stock incentive plans as of June 30, 2013, and the changes during the six months ended June 30, 2013, is presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares(1)	Weighted Average Exercise Price(1)

Outstanding at January 1, 2013	972,253	$2.07	5,838,505	$2.18
Granted	-	-	-	-
Exercised	(138,537)	2.18	(1,906,022)	2.24
Cancelled	(76,032)	3.36	(638,138)	3.33
Outstanding at June 30, 2013	757,684	$1.97	3,294,345	$1.78

As of June 30, 2013:
Options Exercisable	757,684	$1.97	3,294,345	$1.78

Weighted average contractual term of options outstanding at June 30, 2013	3.98 years		2.12 years

Weighted average contractual term of options exercisable at June 30, 2013	3.98 years		2.12 years

Aggregated intrinsic value of options outstanding at June 30, 2013	$2,999,954		$1,363,863

Aggregated intrinsic value of options exercisable at June 30, 2013	$2,999,954		$1,363,863

(1) Class “C” shares are converted to Class “A” shares on a 10 to 1 ratio. The Weighted Average Exercise Price is based on Class A Common shares.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the six months ended June 30, 2013 and 2012 was $1,241,181 and $-0-, respectively.

5)           Capital Stock

The Company has two classes of common stock with shares outstanding: Class A and Class C. Class C shares are convertible into Class A shares at any time on a ten to one ratio.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

6)           Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Numerator:
Net earnings	$2,799,245	$3,593,032	$4,832,511	$5,255,215
Denominator:
Basic weighted-average shares outstanding	11,046,283	10,059,155	10,991,303	10,036,975
Effect of dilutive securities:
Employee stock options	806,657	379,602	845,805	175,151
Dilutive potential common shares	806,657	379,602	845,805	175,151
Diluted weighted-average shares outstanding	11,852,940	10,438,757	11,837,108	10,212,126

Basic net earnings per share	$0.25	$0.36	$0.44	$0.52

Diluted net earnings per share	$0.24	$0.34	$0.41	$0.51

Net earnings per share amounts have been adjusted for the effect of annual stock dividends. For the three and six months ended June 30, 2013 and 2012, there were 5,250 and 1,178,207 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

7)           Business Segments

Description of Products and Services by Segment

The Company has three reportable business segments: life insurance, cemetery and mortuary, and mortgage. The Company’s life insurance segment consists of life insurance premiums and operating expenses from the sale of insurance products sold by the Company’s independent agency force and net investment income derived from investing policyholder and segment surplus funds. The Company’s cemetery and mortuary segment consists of revenues and operating expenses from the sale of at-need cemetery and mortuary merchandise and services at its mortuaries and cemeteries, pre-need sales of cemetery spaces after collection of 10% or more of the purchase price and the net investment income from investing segment surplus funds. The Company’s mortgage segment consists of loan fee income and expenses from the originations of residential and commercial mortgage loans and interest earned and interest expenses from warehousing pre-sold loans before the funds are received from financial institutional investors.

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
June 30, 2013 (Unaudited)

7)           Business Segments (Continued)

Factors Management Used to Identify the Enterprise’s Reportable Segments

The Company’s reportable segments are business units that offer different products and are managed separately due to the different products and the need to report to the various regulatory jurisdictions.

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated
For the Three Months Ended June 30, 2013
Revenues from external customers	$16,797,489	$3,380,560	$41,154,240	$-	$61,332,289
Intersegment revenues	2,504,960	357,016	67,603	(2,929,579)	-
Segment profit before income taxes	440,822	107,601	3,921,097	-	4,469,520

For the Three Months Ended June 30, 2012
Revenues from external customers	$17,481,537	$2,730,517	$36,316,156	$-	$56,528,210
Intersegment revenues	2,081,734	380,565	75,882	(2,538,181)	-
Segment profit before income taxes	2,054,297	(77,463)	3,059,543	-	5,036,377

For the Six Months Ended June 30, 2013
Revenues from external customers	$34,041,381	$6,360,591	$75,782,551	$-	$116,184,523
Intersegment revenues	5,092,793	715,506	124,765	(5,933,064)	-
Segment profit before income taxes	1,255,153	184,366	6,257,624	-	7,697,143

Identifiable Assets	571,473,136	112,584,116	66,990,347	(134,012,151)	617,035,448
Goodwill	391,848	285,191	-	-	677,039

For the Six Months Ended June 30, 2012
Revenues from external customers	$35,108,886	$5,690,157	$63,052,390	$-	$103,851,433
Intersegment revenues	4,160,833	757,558	151,289	(5,069,680)	-
Segment profit before income taxes	2,891,861	149,092	4,324,016	-	7,364,969

Identifiable Assets	520,595,067	112,435,625	40,261,098	(119,681,252)	553,610,538
Goodwill	391,848	285,191	-	-	677,039

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

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
June 30, 2013 (Unaudited)

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
June 30, 2013 (Unaudited)

8)            Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at June 30, 2013.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$5,090,494	$5,090,494	$-	$-
Total securities available for sale	5,090,494	5,090,494	-	-
Restricted assets of cemeteries and mortuaries	626,320	626,320	-	-
Cemetery perpetual care trust investments	658,073	658,073	-	-
Derivatives - interest rate lock commitments	4,400,432	-	-	4,400,432
Total assets accounted for at fair value on a recurring basis	$10,775,319	$6,374,887	$-	$4,400,432

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(48,843,514)	$-	$-	$(48,843,514)
Future policy benefits - annuities	(62,831,055)	-	-	(62,831,055)
Derivatives - bank loan interest rate swaps	(71,771)	-	-	(71,771)
- call options	(159,419)	(159,419)	-	-
- interest rate lock commitments	(919,756)	-	-	(919,756)
Total liabilities accounted for at fair value on a recurring basis	$(112,825,515)	$(159,419)	$-	$(112,666,096)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

8)            Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2012	$(49,746,337)	$(65,171,687)	$2,961,465	$(93,572)

Total gains (losses):

Included in earnings	902,823	2,340,632	-	-

Included in other comprehensive income (loss)	-	-	519,211	21,801

Balance - June 30, 2013	$(48,843,514)	$(62,831,055)	$3,480,676	$(71,771)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at June 30, 2013.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$1,431,733	-	-	$1,431,733
Mortgage loans on real estate	89,300	-	-	89,300
Other real estate owned held for investment	660,784	-	-	660,784
Total assets accounted for at fair value on a nonrecurring basis	$2,181,817	$-	$-	$2,181,817

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

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
June 30, 2013 (Unaudited)

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

9)      Other Business Activity

Mortgage Operations

Approximately 67% of the Company’s revenues and expenses for the six months ended June 30, 2013 were through its wholly owned subsidiary, SecurityNational Mortgage Company (“SecurityNational Mortgage”). SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows, including loan purchase agreements from Security National Life Insurance Company (“Security National Life”), and with unaffiliated financial institutions.

SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and retains servicing on some of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through or originated by SecurityNational Mortgage. For the six months ended June 30, 2013 and 2012, SecurityNational Mortgage originated and sold 6,292 loans ($1,180,674,000 total volume) and 5,740 loans ($1,034,903,000 total volume), respectively.

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
June 30, 2013 (Unaudited)

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

SecurityNational Mortgage must determine that all three sales criteria are met at the time a mortgage loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans made prior to warehouse banks purchasing the loans under the purchase commitments. As of June 30, 2013, there were $143,731,000 in mortgage loans in which settlements with third party investors were still pending.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

10)    Allowance for Doubtful Accounts and Loan Losses and Impaired Loans

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
June 30, 2013 (Unaudited)

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

The Company has adopted a strategy of selling “out of the money” call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option. The liability for call options is adjusted to fair value at each reporting date. The fair value of outstanding call options as of June 30, 2013 and December 31, 2012 was $159,419 and $126,215, respectively.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option. If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security.

The following table shows the fair value of derivatives as of June 30, 2013 and December 31, 2012.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Interest rate lock and forward sales commitments	other assets	$4,400,432	other assets	$3,127,689	Other liabilities	$919,756	Other liabilities	$166,224

Call Options	--	--	--	--	Other liabilities	159,419	Other liabilities	126,215

Interest rate swaps	--	--	--	--	Bank loans payable	71,771	Bank loans payable	93,572

Total		$4,400,432		$3,127,689		$1,150,946		$386,011

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

11)         Derivative Commitments  (Continued)

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain (Loss) Recognized in OCI		Net Amount Gain (Loss) Recognized in OCI
	Three Months Ended June 30		Six Months Ended June 30
Derivative - Cash Flow Hedging Relationships:	2013	2012	2013	2012
Interest Rate Lock Commitments	$1,234,935	$1,928,111	$519,211	$2,904,891
Interest Rate Swaps	12,685	2,058	21,801	10,033
Sub Total	1,247,620	1,930,169	541,012	2,914,924
Tax Effect	485,937	656,412	357,976	991,074
Total	$761,683	$1,273,757	$183,036	$1,923,850

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

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended June 30, 2013 and 2012 were $644,000 and $1,090,000, respectively, and for the six months ended June 30, 2013 and 2012, were $1,181,000 and $1,535,000 respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of June 30, 2013 and December 31, 2012, the balances were $6,660,000 and $6,035,000, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

12)         Reinsurance Commitments and Contingencies  (Continued)

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser, including Wells Fargo, and pay such amounts to Wells Fargo. SecurityNational Mortgage is additionally required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 27 real estate properties with a total book value of $5,264,000 as of June 30, 2013.

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

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $6,660,000 as of June 30, 2013 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

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

JP Morgan Chase Indemnification Demand

The Company and its wholly-owned subsidiary, SecurityNational Mortgage, received a notice of claim for indemnification dated December 21, 2011, from JP Morgan Chase & Co. (“JP Morgan Chase”) on behalf of EMC Mortgage, LLC (“EMC Mortgage”), relating to 21 mortgage loans that EMC Mortgage allegedly purchased as a third party investor from SecurityNational Mortgage.  The notice also referenced an Agreement of Guaranty, dated February 23, 2006, by the Company relative to EMC Mortgage.  The indemnification notice additionally stated that EMC Mortgage had been named in a lawsuit by the Bear Stearns Mortgage Funding Trust 2007-AR2 (the “Trust”), which was filed on September 13, 2011 in the Delaware Court of Chancery.

The lawsuit the Trust brought against EMC Mortgage contends that more than 800 residential mortgage loans that EMC Mortgage sold to the Trust (including the 21 loans allegedly originated by SecurityNational Mortgage) contained breaches of representations and warranties with respect to the mortgage loans, as well as defaults and foreclosures in many of such loans.  As a result of the alleged breaches of representations and warranties by EMC Mortgage, the complaint requests that EMC Mortgage be ordered to repurchase from the Trust any loans for which it breached its representations and warranties, in the amount of the mortgage loans’ outstanding principal balance and all accrued but unpaid interest.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

12)         Reinsurance Commitments and Contingencies (Continued)

The indemnification notice from JP Morgan Chase further stated that the Company and SecurityNational Mortgage are required to indemnify EMC Mortgage for any of its losses arising from the lawsuit the Trust has brought against EMC based upon allegedly untrue statements of material fact related to information that was provided by SecurityNational Mortgage. To the extent the claims in the complaint relate to the 21 mortgage loans that SecurityNational Mortgage allegedly sold to EMC Mortgage, the Company believes it has significant defenses to such claims. The Company intends to vigorously defend itself and SecurityNational Mortgage in the event that JP Morgan Chase were to bring any legal action to require the Company or SecurityNational Mortgage to indemnify it for any loss, liability or expense in connection with the lawsuit that the Trust has brought against EMC Mortgage.

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

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Bank and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agreed to indemnify Lehman Bank and Aurora Loan Services for 75% of all losses that Lehman Bank and Aurora Loan Services may incur relative to breaches by mortgagors pertaining to 55 mortgage loans that were purchased from SecurityNational Mortgage. SecurityNational Mortgage was released from any obligation to pay the remaining 25% of such losses. The Indemnification Agreement also required SecurityNational Mortgage to indemnify Lehman Bank and Aurora Loan Services for 100% of any future losses incurred on mortgage loans with breaches that were not among the 55 mortgage loans.

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

Since the reserve account was established, funds had been paid from the account to indemnify $4,281,000 in alleged losses from 31 mortgage loans that were among 55 mortgage loans with alleged breaches that were covered by the Indemnification Agreement and ten other mortgage loans with alleged breaches. In the last monthly billing statement dated April 24, 2011 to SecurityNational Mortgage, Lehman Brothers Holdings Inc. (“Lehman Holdings”) claimed that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement.

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
June 30, 2013 (Unaudited)

12)         Reinsurance Commitments and Contingencies (Continued)

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

On June 8, 2011, Lehman Holdings, which had filed for bankruptcy in September 2008, filed a complaint against SecurityNational Mortgage in the United States District Court for the District of Utah.  A Lehman Holdings’ subsidiary owns Lehman Bank.  The complaint alleges that SecurityNational Mortgage sold loans to Lehman Bank, which were then sold to Lehman Holdings.  The complaint additionally alleges that Lehman Bank and Aurora Loan Services assigned their rights and remedies under the loan purchase agreement, as well as the Indemnification Agreement to Lehman Holdings, which latter assignment purportedly took place on March 28, 2011.  Lehman Holdings declared in a letter dated June 2, 2011 that the Indemnification Agreement was null and void except for losses previously released and discharged, which is disputed by SecurityNational Mortgage.

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

On February 27, 2013, SecurityNational Mortgage’s motion for summary judgment against Lehman Bank and Aurora Loan Services and the related cross motion were heard by Judge David Nuffer of the United States District Court for the District of Utah. After an extensive hearing, Judge Nuffer requested that the parties prepare findings of fact in accordance with the Court’s earlier promulgated findings as modified at the hearing, and that each party submit proposed conclusions of law related to the motions. Judge Nuffer also said that he may request a further hearing on the matter. The motion and cross motion are under advisement. SecurityNational Mortgage’s motion in the Lehman Holdings case has been reset for hearing on September 26, 2013 before Judge Ted Stewart of the United States District Court for the District of Utah.

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of June 30, 2013, the Company’s commitments were $2,390,000 for these loans of which $1,547,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of June 30, 2013). Maturities range between six and twelve months.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

12)         Reinsurance Commitments and Contingencies (Continued)

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

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming theacquisition of Trans-Western had occurred at the beginning of the six months periods ended June 30, 2013 and 2012. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

	For the Three Months Ended June 30 (unaudited)		For the Six Months Ended June 30 (unaudited)
	2013	2012	2013	2012
Total revenues	$61,332,289	$56,529,818	$116,184,523	$103,859,760
Net earnings	$2,799,245	$3,593,272	$4,832,511	$5,256,652
Net earnings per Class A equivalent common share	$0.25	$0.36	$0.44	$0.55
Net earnings per Class A equivalent common share assuming dilution	$0.24	$0.34	$0.41	$0.54

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (Unaudited)

14)         Mortgage Servicing Rights

The following is a summary of the MSR activity for the periods presented.

	As of June 30	As of December 31
	2013	2012
Amortized cost:
Balance before valuation allowance at beginning of year	$2,797,470	$-
MSRs received as proceeds from loan sales	1,431,733	2,797,470
Amortization	(190,973)	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$4,038,230	$2,797,470

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at year end	$-	$-

Mortgage servicing rights, net	$4,038,230	$2,797,470

Estimated fair value of MSRs at year end	$4,038,230	$2,797,470

Amortization for 2012 was immaterial, and was not recorded. The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its June 30, 2013 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR Amortization
2013	$403,823
2014	403,823
2015	403,823
2016	403,823
2017	403,823
Thereafter	2,019,115
Total	$4,038,230

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The operations of Security National Financial Corporation (“the Company”) over the last several years generally reflect three trends or events that the Company expects to continue: (i) increased attention to “niche” insurance products, such as the Company’s funeral plan policies and traditional whole-life products; (ii) emphasis on cemetery and mortuary business; and (iii) capitalizing on low interest rates by originating and refinancing mortgage loans.

Results of Operations

Insurance Operations

The Company’s insurance business includes funeral plans, interest sensitive life insurance, as well as other traditional life and accident insurance, and health insurance products.  The Company places specific marketing emphasis on funeral plans through pre-need planning.

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

The following table shows the condensed financial results of the insurance operations for the three and six months ended June 30, 2013 and 2012.  See the Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2013	2012	% Increase (Decrease)	2013	2012	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$12,905	$12,282	5%	$25,326	$24,870	2%
Net investment income	3,611	4,366	(17%)	7,452	8,719	(15%)
Income from loan originations	163	573	(72%)	248	1,042	(76%)
Other	118	261	(55%)	1,015	478	112%
Total	$16,797	$17,482	(4%)	$34,041	$35,109	(3%)
Intersegment revenue	$2,505	$2,082	20%	$5,093	$4,161	22%
Earnings before income taxes	$441	$2,054	(79%)	$1,255	$2,892	(57%)

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in the six months ended June 30, 2013 has decreased due to a reduction in net investment income, a reduction in income from loan originations, which was offset by realized gains on investments and other assets from the sale of a real estate property, which is included in other income.

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

The following table shows the condensed financial results of the Cemetery and Mortuary operations for the three and six months ended June 30, 2013 and 2012.  See Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2013	2012	% Increase (Decrease)	2013	2012	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,316	$1,011	30%	$2,666	$2,400	11%
Cemetery revenues	2,059	1,752	18%	3,717	3,377	10%
Other	6	(32)	119%	(22)	(87)	75%
Total	$3,381	$2,731	24%	$6,361	$5,690	12%
Earnings before income taxes	$108	$(77)	240%	$184	$149	23%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $262,000 and $258,000 for the three months ended June 30, 2013 and 2012, respectively and $522,000 and $517,000 for the six months ended June 30, 2013 and 2012, respectively..

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

For the six months ended June 30, 2013 and 2012, SecurityNational Mortgage originated and sold 6,292 loans ($1,180,674,000 total volume) and 5,740 loans ($1,034,903,000 total volume), respectively. The mortgage loan volume in 2013 has been higher than in 2012 primarily due to an increase in market share. The increase in market share was attributed to an expansion of the retail loan operations of SecurityNational Mortgage, including the opening of six additional mortgage offices for the six months ended June 30, 2013.  SecurityNational Mortgage anticipates the loan volume for 2013 to be approximately $125,000,000 to $240,000,000 per month range compared to $80,000,000 to $150,000,000 per month range in 2012.

The following table shows the condensed financial results of the mortgage operations for the three and six months ended June 30, 2013 and 2012.  See Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2013	2012	% Increase (Decrease)	2013	2012	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$33,867	$30,652	10%	$60,971	$53,053	15%
Secondary gains from investors	7,287	5,664	29%	14,812	9,999	48%
Total	$41,154	$36,316	13%	$75,783	$63,052	20%
Earnings before income taxes	$3,921	$3,060	28%	$6,258	$4,324	45%

Overall, this increase in profitability for the six months ended June 30, 2013 was due to the greater loan volume and increased secondary gains from third party investors.

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

SecurityNational Mortgage must determine that all three sales criteria are met at the time a mortgage loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans made prior to warehouse banks purchasing the loans under the purchase commitments. As of June 30, 2013, there were $143,731,000 in mortgage loans in which settlements with third party investors were still pending.

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

As of June 30, 2013, the Company’s long term mortgage loan portfolio consisted of $10,977,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $3,451,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $10,977,000 in mortgage loans with delinquencies more than 90 days. During the six months ended June 30, 2013, the Company provided an allowance for mortgage losses of $291,000. This allowance for mortgage losses was charged to loan loss expense and included in selling, general and administrative expenses for the period. The ending balances of allowances for mortgage loan losses as of June 30, 2013 and December 31, 2012 were $4,414,000 and $4,239,000, respectively.

Also as of June 30, 2013, the Company had foreclosed on a total of $61,236,000 in long term mortgage loans, of which $1,939,000 of the loans foreclosed were reclassified as other real estate held for investment during 2013. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its respective life, cemeteries and mortuaries, and mortgage subsidiaries, and will lease or rent these properties until it is deemed economically desirable to sell them.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended June 30, 2013 and 2012 were $644,000 and $1,090,000, respectively, and for the six months ended June 30, 2012 and 2011, were $1,181,000 and $1,535,000 respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of June 30, 2013 and December 31, 2012, the balances were $6,660,000 and $6,035,000, respectively.

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

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser, including Wells Fargo, and pay such amounts to Wells Fargo. SecurityNational Mortgage is additionally required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 27 real estate properties with a total book value of $5,264,000 as of June 30, 2013.

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

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $6,660,000 as of June 30, 2013 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

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

JP Morgan Chase Indemnification Demand

The Company and its wholly-owned subsidiary, SecurityNational Mortgage, received a notice of claim for indemnification dated December 21, 2011, from JP Morgan Chase & Co. (“JP Morgan Chase”) on behalf of EMC Mortgage, LLC (“EMC Mortgage”), relating to 21 mortgage loans that EMC Mortgage allegedly purchased as a third party investor from SecurityNational Mortgage.  The notice also referenced an Agreement of Guaranty, dated February 23, 2006, by the Company relative to EMC Mortgage.  The indemnification notice additionally stated that EMC Mortgage had been named in a lawsuit by the Bear Stearns Mortgage Funding Trust 2007-AR2 (the “Trust”), which was filed on September 13, 2011 in the Delaware Court of Chancery.

The lawsuit the Trust brought against EMC Mortgage contends that more than 800 residential mortgage loans that EMC Mortgage sold to the Trust (including the 21 loans allegedly originated by SecurityNational Mortgage) contained breaches of representations and warranties with respect to the mortgage loans, as well as defaults and foreclosures in many of such loans.  As a result of the alleged breaches of representations and warranties by EMC Mortgage, the complaint requests that EMC Mortgage be ordered to repurchase from the Trust any loans for which it breached its representations and warranties, in the amount of the mortgage loans’ outstanding principal balance and all accrued but unpaid interest.

The indemnification notice from JP Morgan Chase further stated that the Company and SecurityNational Mortgage are required to indemnify EMC Mortgage for any of its losses arising from the lawsuit the Trust has brought against EMC based upon allegedly untrue statements of material fact related to information that was provided by SecurityNational Mortgage. To the extent the claims in the complaint relate to the 21 mortgage loans that SecurityNational Mortgage allegedly sold to EMC Mortgage, the Company believes it has significant defenses to such claims. The Company intends to vigorously defend itself and SecurityNational Mortgage in the event that JP Morgan Chase were to bring any legal action to require the Company or SecurityNational Mortgage to indemnify it for any loss, liability or expense in connection with the lawsuit that the Trust has brought against EMC Mortgage.

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

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Bank and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agreed to indemnify Lehman Bank and Aurora Loan Services for 75% of all losses that Lehman Bank and Aurora Loan Services may incur relative to breaches by mortgagors pertaining to 55 mortgage loans that were purchased 5from SecurityNational Mortgage. SecurityNational Mortgage was released from any obligation to pay the remaining 25% of such losses. The Indemnification Agreement also required SecurityNational Mortgage to indemnify Lehman Bank and Aurora Loan Services for 100% of any future losses incurred on mortgage loans with breaches that were not among the 55 mortgage loans.

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

Since the reserve account was established, funds had been paid from the account to indemnify $4,281,000 in alleged losses from 31 mortgage loans that were among 55 mortgage loans with alleged breaches that were covered by the Indemnification Agreement and ten other mortgage loans with alleged breaches. In the last monthly billing statement dated April 24, 2011 to SecurityNational Mortgage, Lehman Brothers Holdings Inc. (“Lehman Holdings”) claimed that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement.

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

On June 8, 2011, Lehman Holdings, which had filed for bankruptcy in September 2008, filed a complaint against SecurityNational Mortgage in the United States District Court for the District of Utah.  A Lehman Holdings’ subsidiary owns Lehman Bank.  The complaint alleges that SecurityNational Mortgage sold loans to Lehman Bank, which were then sold to Lehman Holdings.  The complaint additionally alleges that Lehman Bank and Aurora Loan Services assigned their rights and remedies under the loan purchase agreement, as well as the Indemnification Agreement to Lehman Holdings, which latter assignment purportedly took place on March 28, 2011.  Lehman Holdings declared in a letter dated June 2, 2011 that the Indemnification Agreement was null and void except for losses previously released and discharged, which is disputed by SecurityNational Mortgage.

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

On February 27, 2013, SecurityNational Mortgage’s motion for summary judgment against Lehman Bank and Aurora Loan Services and the related cross motion were heard by Judge David Nuffer of the United States District Court for the District of Utah. After an extensive hearing, Judge Nuffer requested that the parties prepare findings of fact in accordance with the Court’s earlier promulgated findings as modified at the hearing, and that each party submit proposed conclusions of law related to the motions. Judge Nuffer also said that he may request a further hearing on the matter. The motion and cross motion are under advisement. SecurityNational Mortgage’s motion in the Lehman Holdings case has been reset for hearing on September 26, 2013 before Judge Ted Stewart of the United States District Court for the District of Utah.

Consolidation

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Total revenues increased by $4,804,000, or 8.5%, to $61,332,000 for the three months ended June 30, 2013, from $56,528,000 for the three months ended June 30, 2012. Contributing to this increase in total revenues was a $3,840,000 increase in mortgage fee income, a $633,000 increase in net mortuary and cemetery sales, a $623,000 increase in insurance premiums and other considerations, and a $395,000 increase in other revenues. This increase in total revenues was offset by a $539,000 decrease in net investment income, a $101,000 increase in other than temporary impairments on investments, and a $47,000 decrease in realized gains on investments and other assets.

Insurance premiums and other considerations increased by $623,000, or 5.1%, to $12,905,000 for the three months ended June 30, 2013, from $12,282,000 for the comparable period in 2012. This increase was primarily due to an increase in first year premiums offset by a decrease in renewal premiums. This decrease in renewal premiums was primarily from the assumption of the block of business from North America Life as expected by the Company.

Net investment income decreased by $539,000, or 9.7%, to $5,026,000 for the three months ended June 30, 2013, from $5,565,000 for the comparable period in 2012. This decrease was primarily attributable to a $629,000 increase in investment expenses, a $480,000 decrease in mortgage loan interest, and a $29,000 decrease in equity securities income. This decrease was offset by a $365,000 increase in short-term investment income, a $114,000 increase in rental income from real estate owned, a $114,000 increase in fixed maturity securities income, and a $6,000 increase in policy loan income.

Net cemetery and mortuary sales increased by $633,000, or 24.1%, to $3,259,000 for the three months ended June 30, 2013, from $2,626,000 for the comparable period in 2012. This increase was primarily due to an increase in at-need sales in both the cemetery and mortuary operations.

Realized gains on investments and other assets decreased by $47,000, or 25%, to $140,000 in realized gains for the three months ended June 30, 2013, from $187,000 in realized gains for the comparable period in 2012. This decrease in realized gains on investments and other assets was the result of a $137,000 decrease in realized gains on fixed maturity securities. This decrease was offset by an $88,000 increase in realized gains on securities available for sale, and a $2,000 increase in realized gains on other assets.

Other than temporary impairments on investments increased by $101,000, or 224.3%, to $146,000 for the three months ended June 30, 2013, from $45,000 for the comparable period in 2012. This increase was the result of a $116,000 increase in other than temporary impairments on construction mortgage loans which was offset by a $15,000 decrease in other than temporary impairments on fixed maturity securities held to maturity.

Mortgage fee income increased by $3,840,000, or 10.8%, to $39,500,000 for the three months ended June 30, 2013, from $35,660,000 for the comparable period in 2012. This increase was primarily attributable to an increased market share in mortgage loan originations and an increase in secondary gains on mortgage loans which was sold to investors. The increase in market share was attributed to an expansion of the retail loan operations of SecurityNational Mortgage, including the opening of six additional mortgage offices during the three months ending June 30, 2013.

Other revenues increased by $395,000, or 156.3%, to $648,000 for the three months ended June 30, 2013, from $253,000 for the comparable period in 2012. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $56,863,000, or 92.7% of total revenues, for the three months ended June 30, 2013, as compared to $51,492,000, or 91.1% of total revenues, for the comparable period in 2012.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $1,006,000 or 9.1%, to $12,106,000 for the three months ended June 30, 2013, from $11,100,000 for the comparable period in 2012. This increase was primarily the result of a $1,641,000 increase in death benefits, and a $404,000 increase in surrender and other policy benefits. This increase was offset by a $1,039,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $254,000, or 18.9%, to $1,092,000 for the three months ended June 30, 2013, from $1,346,000 for the comparable period in 2012. This decrease was primarily due to more traditional life business persisting as premium paying business during the period as well as higher claims on universal life insurance policies.

Selling, general and administrative expenses increased by $4,479,000, or 11.8%, to $42,285,000 for the three months ended June 30, 2013, from $37,806,000 for the comparable period in 2012. This increase was the result of an an increase in other expenses of $2,212,000 from $7,706,000 for the three months ended June 30, 2012 to $9,918,000 for the comparable period in 2013. Salaries increased by $1,927,000, from $6,807,000 for the three months ended June 30, 2012 to $8,734,000 for the comparable period in 2013. This increase was primarily due to an increase in the number of employees as a result of the additional mortgage offices. Commission expenses increased by $483,000, from $20,394,000 for the three months ended June 30, 2012 to $20,877,000 for the comparable period in 2013. This increase was primarily due to increased mortgage loan originations made by SecurityNational Mortgage.

Costs related to funding mortgage loans increased by $239,000, from $1,800,000 for the three months ended June 30, 2012 to $2,039,000 for the comparable period in 2013 due to additional loans funded. This increase was offset by a decrease in the provision for loan losses and loss reserve by $382,000, from $1,098,000 for the three months ended June 30, 2012 to $716,000 for the comparable period in 2013, primarily due to a decrease in the monthly accrual amount.

Interest expense increased by $31,000, or 3.6%, to $878,000 for the three months ended June 30, 2013, from $847,000 for the comparable period in 2012. This increase was primarily due to an increased use of the mortgage warehouse line resulting from additional mortgage loan originations.

Cost of goods and services sold of the cemeteries and mortuaries increased by $110,000, or 27.9%, to $503,000 for the three months ended June 30, 2013, from $393,000 for the comparable period in 2012. This increase was primarily due to an increase in cemetery and mortuary sales.

Comprehensive income for the three months ended June 30, 2013 and 2012 amounted to gains of $3,491,000 and $4,553,000, respectively. This $1,062,000 decrease in comprehensive income in 2013 was primarily the result of a $793,000 decrease in net income and a $512,000 decrease in derivatives related to mortgage loans, which was offset by a $243,000 increase in unrealized gains in securities available for sale.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Total revenues increased by $12,333,000, or 11.9%, to $116,185,000 for the six months ended June 30, 2013, from $103,851,000 for the six months ended June 30, 2012. Contributing to this increase in total revenues was a $11,144,000 increase in mortgage fee income, a $682,000 increase in other revenues, a $635,000 increase in net mortuary and cemetery sales, a $625,000 increase in realized gains on investments and other assets, and a $456,000 increase in insurance premiums and other considerations. This increase in total revenues was offset by a $1,123,000 decrease in net investment income, and an $86,000 increase in other than temporary impairments on investments.

Insurance premiums and other considerations increased by $456,000, or 1.8%, to $25,326,000 for the six months ended June 30, 2013, from $24,870,000 for the comparable period in 2012. This increase was primarily due to an increase in first year premiums offset by a decrease in renewal premiums. This decrease in renewal premiums was primarily from the assumption of the block of business from North America Life as expected by the Company.

Net investment income decreased by $1,123,000, or 10.1%, to $10,027,000 for the six months ended June 30, 2013, from $11,150,000 for the comparable period in 2012. This decrease was primarily attributable to a $1,040,000 decrease in mortgage loan interest, an $826,000 increase in investment expenses, a $27,000 decrease in equity securities income, and a $19,000 decrease in policy loan income. This decrease was offset by a $535,000 increase in short-term investment income, a $156,000 increase in fixed maturity securities income, and a $98,000 increase in rental income from real estate owned.

Net cemetery and mortuary sales increased by $635,000, or 11.5%, to $6,137,000 for the six months ended June 30, 2013, from $5,502,000 for the comparable period in 2012 This increase was primarily due to an increase in at-need sales in both the cemetery and mortuary operations.

Realized gains on investments and other assets increased by $625,000, or 174.5%, to $983,000 in realized gains for the six months ended June 30, 2013, from $358,000 in realized gains for the comparable period in 2012. This increase in realized gains on investments and other assets was the result of an increase in realized gains on other assets of $672,000 primarily due to the sale of a real estate property, and a $90,000 increase in realized gains on securities available for sale. This increase was offset by a $137,000 decrease in realized gains on fixed maturity securities.

Other than temporary impairments on investments increased by $86,000, or 95.5%, to $176,000 for the six months ended June 30, 2013, from $90,000 for the comparable period in 2012. This increase was the result of a $116,000 increase in other than temporary impairments on construction mortgage loans, which was offset by a $30,000 decrease in other than temporary impairments on fixed maturity securities held to maturity.

Mortgage fee income increased by $11,144,000, or 18.1%, to $72,763,000 for the six months ended June 30, 2013, from $61,619,000 for the comparable period in 2012. This increase was primarily attributable to an increased market share in mortgage loan originations and an increase in secondary gains on mortgage loans sold to investors. The increase in market share was attributed to an expansion of the retail loan operations of SecurityNational Mortgage, including the opening of six additional mortgage offices for the six months ended June 30, 2013.

Other revenues increased by $682,000, or 154.1%, to $1,125,000 for the six months ended June 30, 2013, from $443,000 for the comparable period in 2012. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $108,487,000, or 93.4% of total revenues, for the six months ended June 30, 2013, as compared to $96,486,000, or 92.9% of total revenues, for the comparable period in 2012.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $889,000 or 3.8%, to $24,164,000 for the six months ended June 30, 2013, from $23,275,000 for the comparable period in 2012. This increase was primarily the result of a $3,211,000 increase in death benefits, and a $316,000 increase in surrender and other policy benefits. This increase was offset by $2,638,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $173,000, or 6.3%, to $2,585,000 for the six months ended June 30, 2013, from $2,758,000 for the comparable period in 2012. This decrease was primarily due to more traditional life business persisting as premium paying business during the period as well as higher claims on universal life insurance policies.

Selling, general and administrative expenses increased by $11,085,000, or 16.3%, to $79,051,000 for the six months ended June 30, 2013, from $67,966,000 for the comparable period in 2012. This increase was the result of an increase in other expenses of $4,070,000 from $14,705,000 for the six months ended June 30, 2012 to $18,775,000 for the comparable period in 2013. Salaries increased by $3,593,000 from $13,320,000 for the six months ended June 30, 2012 to $16,913,000 for the comparable period in 2013. This increase was primarily due to an increase in the number of employees as a result of increased mortgage offices. Commission expenses increased by $3,168,000, from $35,280,000 for the six months ended June 30, 2012 to $38,448,000 for the comparable period in 2013. This increase was primarily due to increased mortgage loan originations made by SecurityNational Mortgage.

Costs related to funding mortgage loans increased by $486,000, from $3,161,000 for the six months ended June 30, 2012 to $3,647,000 for the comparable period in 2013 due to additional loans funded. This increase was offset by decrease in the provision for loan losses and loss reserve by $232,000, from $1,500,000 for the six months ended June 30, 2012 to $1,268,000 for the comparable period in 2013, primarily due to a decrease in the monthly accrual amount.

Interest expense increased by $69,000, or 4.3%, to $1,685,000 for the six months ended June 30, 2013, from $1,616,000 for the comparable period in 2012. This increase was primarily due to an increased use of the mortgage warehouse line resulting from additional mortgage loan originations.

Cost of goods and services sold of the cemeteries and mortuaries increased by $131,000, or 15.1%, to $1,002,000 for the six months ended June 30, 2013, from $871,000 for the comparable period in 2012. This increase was primarily due to an increase in cemetery and mortuary sales.

Comprehensive income for the six months ended June 30, 2013 and 2012 amounted to gains of $5,148,000 and $7,195,000, respectively. This $2,047,000 decrease in comprehensive income in 2013 was primarily the result of a $117,000 increase in unrealized gains in securities available for sale. This increase was offset by a $1,741,000 decrease in derivatives related to mortgage loans and a $423,000 decrease in net income.

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

During the six months ended June 30, 2013, the Company's operations provided cash of $38,831,000. This was due primarily to a $9,663,000 increase in future policy benefits and a $14,230,000 decrease for the six months of 2013 in the balance of mortgage loans sold to investors. During the six months ended June 30, 2012, the Company’s operations provided cash of $24,431,000. This was due primarily to a $10,062,000 increase in future policy benefits and a $4,665,000 decrease for the six months of 2012 in the balance of mortgage loans sold to investors.

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

The Company’s investment philosophy is intended to provide a rate of return that will persist during the expected duration of policyholder and cemetery and mortuary liabilities regardless of future interest rate movements.

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $142,208,000 as of June 30, 2013 compared to $127,939,000 as of December 31, 2012. This represents 40.2% and 37.1% of the total investments as of June 30, 2013 and December 31, 2012, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At June 30, 2013, 4.17%  (or $5,933,000) and at December 31, 2012, 3.4% (or $4,392,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which were considered non-investment grade.

The Company has classified its fixed income securities as held to maturity. Business conditions, however, may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2013 and December 31, 2012, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank debt and notes payable was $96,402,000 as of June 30, 2013, as compared to $91,722,000 as of December 31, 2012. Stockholders’ equity as a percent of total capitalization was 88.7% and 87.0% as of June 30, 2013 and December 31, 2012, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2012 was 6.0% as compared to a rate of 6.5% for 2011. The 2013 lapse rate to date has been approximately the same as 2012.

At June 30, 2013, $31,843,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to the Company, its parent company, without approval of insurance regulatory authorities.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the annual report on Form 10-K filed for the year ended December 31, 2012.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with United States GAAP.

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

On December 17, 2007, SecurityNational Mortgage entered into an Indemnification Agreement with Lehman Bank and Aurora Loan Services. Under the terms of the Indemnification Agreement, SecurityNational Mortgage agreed to indemnify Lehman Bank and Aurora Loan Services for 75% of all losses that Lehman Bank and Aurora Loan Services may incur relative to breaches by mortgagors pertaining to 55 mortgage loans that were purchased from SecurityNational Mortgage. SecurityNational Mortgage was released from any obligation to pay the remaining 25% of such losses. The Indemnification Agreement also required SecurityNational Mortgage to indemnify Lehman Bank and Aurora Loan Services for 100% of any future losses incurred on mortgage loans with breaches that were not among the 55 mortgage loans.

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

Since the reserve account was established, funds had been paid from the account to indemnify $4,281,000 in alleged losses from 31 mortgage loans that were among 55 mortgage loans with alleged breaches that were covered by the Indemnification Agreement and ten other mortgage loans with alleged breaches. In the last monthly billing statement dated April 24, 2011 to SecurityNational Mortgage, Lehman Brothers Holdings Inc. (“Lehman Holdings”) claimed that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement.

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

On June 8, 2011, Lehman Holdings, which had filed for bankruptcy in September 2008, filed a complaint against SecurityNational Mortgage in the United States District Court for the District of Utah.  A Lehman Holdings’ subsidiary owns Lehman Bank.  The complaint alleges that SecurityNational Mortgage sold loans to Lehman Bank, which were then sold to Lehman Holdings.  The complaint additionally alleges that Lehman Bank and Aurora Loan Services assigned their rights and remedies under the loan purchase agreement, as well as the Indemnification Agreement to Lehman Holdings, which latter assignment purportedly took place on March 28, 2011.  Lehman Holdings declared in a letter dated June 2, 2011 that the Indemnification Agreement was null and void except for losses previously released and discharged, which is disputed by SecurityNational Mortgage.

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

On February 27, 2013, SecurityNational Mortgage’s motion for summary judgment against Lehman Bank and Aurora Loan Services and the related cross motion were heard by Judge David Nuffer of the United States District Court for the District of Utah. After an extensive hearing, Judge Nuffer requested that the parties prepare findings of fact in accordance with the Court’s earlier promulgated findings as modified at the hearing, and that each party submit proposed conclusions of law related to the motions. Judge Nuffer also said that he may request a further hearing on the matter. The motion and cross motion are under advisement. SecurityNational Mortgage’s motion in the Lehman Holdings case has been reset for hearing on September 26, 2013 before Judge Ted Stewart of the United States District Court for the District of Utah.

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which if adversely determined, would have a material adverse effect on its financial condition or results of operation.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Mine Safety Disclosures.

None

Item 5.     Other Information.

Completion of Reorganization Transaction

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

Election of Jason G. Overbaugh and S. Andrew Quist as New Directors at Annual Meeting of Stockholders

On July 12, 2013, at the Company’s Annual Meeting of Stockholders, Jason G. Overbaugh and S. Andrew Quist were each elected as a new director of the Company. Each will serve as a director until the next Annual Meeting of Stockholders and until a successor is duly elected and qualified.

Mr. Jason Overbaugh has served as a Vice President and the Assistant Secretary of the Company since 2002. He has also served as the Company’s National Marketing Director of Life Insurance since 2008. Mr. Overbaugh has additionally served as Vice President and National Marketing Director of Security National Life Insurance Company, a wholly-owned subsidiary of the Company, since 2006. From 2003 to 2006, he served as a Vice President of Security National Life Insurance Company with responsibilities as an investment manager over construction lending and commercial real estate investments. From 2000 to 2003, Mr. Overbaugh served as a Vice President of Memorial Estates, Inc., with responsibilities over operations and sales.

In addition, Mr. Overbaugh has served since 2007 as a director of the LOMA Life Insurance Council, a trade association of life insurance companies. He is also a member of the NFDA Trade Association. Mr. Overbaugh received a B.S. degree in Finance from the University of Utah. Mr. Overbaugh’s expertise in insurance and marketing and his 17 years of experience with the Company in its insurance, real estate, and mortgage and cemetery operations led the Board of Directors to conclude that he should serve as a director.

Mr. Andrew Quist has served as a Vice President of the Company since 2010. He has also served as the Company’s Associate General Counsel since 2007, where his responsibilities have included the Company’s regulatory matters and acquisitions. In addition, Mr. Quist has been Vice President and Chief Operating Officer since 2010, and Vice President from 2008 to 2010, of C&J Financial, LLC, a wholly owned subsidiary of the Company, which funds the purchase of funeral and burial policies from funeral homes after the death of the insureds.

On April 11, 2013, Mr. Quist was elected as a director of the National Alliance of Life Companies (NALC), a national trade association of over 200 life insurance companies, where he also serves as Vice President and Treasurer. Mr. Quist is also currently the President of the Utah Life Convention, a consortium of Utah domestic life insurers. Mr. Quist holds a B.S. degree in Accounting from Brigham Young University and received his law degree from the University of Southern California. Mr. Quist’s expertise in insurance, legal and regulatory matters led the Board of Directors to conclude that he should serve as a director.

Appointment of Garrett S. Sill as Chief Financial Officer and Treasurer at Annual Meeting of Board of Directors

On July 12, 2013, at the Company’s Annual Meeting of the Board of Directors, Garrett S. Sill was appointed as Chief Financial Officer and Treasurer. Mr. Sill has been serving as the Company’s Chief Financial Officer and Acting Treasurer, since January 18, 2013. Prior to his appointment as Acting Chief Financial Officer and Acting Treasurer, Mr. Sill had been servicing since 2011 as Vice President and Assistant Treasurer of Security National Life Insurance Company, a wholly owned subsidiary of the company.

From 2002 to 2011, Mr. Sill was Chief Financial Officer and Treasurer of SecurityNational Mortgage Company. From 1997 to 2002, he was Vice President and Controller of SecurityNational Mortgage Company. Mr. Sill is a certified public accountant, having been licensed since 2002. He holds a B.A. degree in Accounting from Weber State University and an M.B.A. degree in Business Administration from the University of Utah. Mr. Sill also serves as a member of the Advisory Council of the School of Accounting and Taxation at Weber State University.

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

(a)(3)        Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (4)

3.2	Amended Bylaws (6)

4.1	Specimen Class A Stock Certificate (1)

4.2	Specimen Class C Stock Certificate (1)

4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)

10.2	2003 Stock Option Plan (5)

10.3	2006 Director Stock Option Plan (9)

10.4	Deferred Compensation Agreement with George R. Quist (2)

10.5	Deferred Compensation Plan (3)

10.6	Employment agreement with J. Lynn Beckstead, Jr. (7)

10.7	Employment agreement with Scott M. Quist (8)

10.8	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (10)

10.9	Coinsurance Agreement between Security National Life Insurance Company and Mothe Life Insurance Company (11)

10.10	Certificate and Agreement of Contribution to Surplus between Security National Financial Corporation and Security National Life Insurance Company (11)

10.11	Agreement and Plan of Reorganization among Security National Financial Corporation and certain subsidiaries (12)

21	Subsidiaries of the Registrant

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document (13)

101 SCH	XBRL Schema Document (13)

101 CAL	XBRL Calculation Linkbase Document (13)

101 DEF	XBRL Definition Linkbase Document (13)

101 LAB	XBRL Labels Linkbase Document (13)

101 PRE	XBRL Presentation Linkbase Document (13)

(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on September 29, 1987

(2)	Incorporated by reference from Annual Report on Form 10-K, as filed on March 31, 1989

(3)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002

(4)	Incorporated by reference from Report on Form 8-K/A, as filed on January 8, 2003

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

(10)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2009

(11)	Incorporated by reference from Report on Form 8-K, as filed on December 27, 2012

(12)	Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2013

(13)
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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: August 14, 2013	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2013	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)