Form 10-Q
period 2013-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2013-11-14
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	11,242,385
Title of Class	Number of Shares Outstanding as of
November 14, 2013

Class C Common Stock, $.20 par value	12,669,983
Title of Class	Number of Shares Outstanding as of
November 14, 2013

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2013

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Part I -- Financial Information

Item 1.  Financial statements

Assets	September 30 2013	December 31 2012
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$144,709,482	$129,449,410
Equity securities, available for sale, at estimated fair value	5,129,640	5,405,112
Mortgage loans on real estate and construction loans, held for investment net of allowances for losses of $4,150,360 and $4,239,861 for 2013 and 2012	90,971,516	84,462,205
Real estate held for investment, net of accumulated depreciation of $8,700,030 and $7,441,418 for 2013 and 2012	99,596,061	64,254,030
Policy and other loans, net of allowances for doubtful accounts of $419,050 and $505,030 for 2013 and 2012	19,548,139	20,188,516
Short-term investments	18,457,264	40,925,390
Accrued investment income	2,633,249	2,393,941
Total investments	381,045,351	347,078,604
Cash and cash equivalents	35,537,048	33,494,284
Mortgage loans sold to investors	75,949,895	94,597,969
Receivables, net	12,560,422	16,559,277
Restricted assets	15,488,017	9,366,958
Cemetery perpetual care trust investments	2,286,108	2,090,111
Receivable from reinsurers	14,336,802	14,529,144
Cemetery land and improvements	10,593,642	11,079,755
Deferred policy and pre-need contract acquisition costs	44,046,261	39,913,465
Mortgage servicing rights, net	4,336,016	2,797,470
Property and equipment, net	11,157,912	11,033,957
Value of business acquired	8,904,133	9,829,082
Goodwill	677,039	677,039
Other	4,490,941	4,169,508

Total Assets	$621,409,587	$597,216,623

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	September 30 2013	December 31 2012
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$448,437,839	$438,003,813
Unearned premium reserve	5,222,250	5,383,800
Bank and other loans payable	16,325,863	11,910,343
Deferred pre-need cemetery and mortuary contract revenues	13,283,084	13,412,339
Cemetery perpetual care obligation	3,242,236	3,153,001
Accounts payable	1,618,821	2,026,433
Other liabilities and accrued expenses	29,894,013	25,591,487
Income taxes	17,263,487	17,923,298
Total liabilities	535,287,593	517,404,514

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 11,242,385 shares in 2013 and 10,843,576 shares in 2012	22,484,770	21,687,152
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 12,669,983 shares in 2013 and 10,974,101 in 2012	2,533,997	2,194,820
Additional paid-in capital	21,305,603	21,262,140
Accumulated other comprehensive income, net of taxes	1,312,472	1,934,359
Retained earnings	41,213,800	35,114,072
Treasury stock at cost - 1,125,516 Class A shares in 2013 and 1,097,416 Class A shares in 2012	(2,728,648)	(2,380,434)

Total stockholders' equity	86,121,994	79,812,109

Total Liabilities and Stockholders' Equity	$621,409,587	$597,216,623

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenues:
Insurance premiums and other considerations	$12,593,886	$12,045,553	$37,920,272	$36,915,237
Net investment income	5,254,047	5,570,951	15,281,108	16,721,369
Net mortuary and cemetery sales	2,887,855	2,619,605	9,024,671	8,121,244
Realized gains on investments and other assets	194,727	222,621	1,177,487	580,607
Other than temporary impairments on investments	(30,000)	(440,315)	(205,922)	(530,315)
Mortgage fee income	28,897,521	43,456,537	101,660,436	105,075,705
Other	754,755	272,951	1,879,262	715,490
Total revenues	50,552,791	63,747,903	166,737,314	167,599,337

Benefits and expenses:
Death benefits	6,144,319	5,914,468	19,464,984	16,024,565
Surrenders and other policy benefits	632,374	453,838	2,061,202	1,566,828
Increase in future policy benefits	5,079,645	5,642,818	14,494,056	17,694,810
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,178,579	1,094,886	3,764,103	3,853,189
Selling, general and administrative expenses:
Commissions	14,361,623	23,486,730	52,809,618	58,766,750
Salaries	8,492,420	6,924,095	24,237,358	19,358,604
Provision for loan losses and loss reserve	395,605	1,763,090	1,663,895	3,263,437
Costs related to funding mortgage loans	1,544,229	1,980,512	5,190,829	5,141,164
Other	9,626,035	8,749,357	29,568,910	24,340,043
Interest expense	667,237	1,142,428	2,352,319	2,758,313
Cost of goods and services sold-mortuaries and cemeteries	466,441	463,386	1,468,613	1,334,369
Total benefits and expenses	48,588,507	57,615,608	157,075,887	154,102,072

Earnings before income taxes	1,964,284	6,132,295	9,661,427	13,497,265
Income tax expense	(697,793)	(2,142,249)	(3,562,425)	(4,252,003)

Net earnings	$1,266,491	$3,990,046	$6,099,002	$9,245,262

Net earnings per Class A Equivalent common share (1)	$0.11	$0.39	$0.55	$0.92

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.11	$0.36	$0.52	$0.92

Weighted-average Class A equivalent common share outstanding (1)	11,307,249	10,104,202	11,097,776	10,059,548

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	11,828,052	11,000,772	11,666,680	10,072,952

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net earnings	$1,266,491	$3,990,046	$6,099,002	$9,245,262
Other comprehensive income:
Net unrealized losses on derivative instruments	(982,064)	(2,184,088)	(799,028)	(260,238)
Net unrealized gains on available for sale securities	44,199	82,521	177,141	98,681
Other comprehensive loss	(937,865)	(2,101,567)	(621,887)	(161,557)
Comprehensive income	$328,626	$1,888,479	$5,477,115	$9,083,705

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2011	$19,277,596	$2,027,195	$19,487,565	$654,443	$22,546,623	$(2,762,835)	$61,230,587

Net earnings	-	-	-	-	9,245,262	-	9,245,262
Other comprehensive loss	-	-	-	(161,557)	-	-	(161,557)
Grant of stock options	-	-	187,510	-	-	-	187,510
Sale of treasury stock	-	-	(97,983)	-	-	344,961	246,978
Conversion Class C to Class A	646	(645)	(1)	-	-	-	-
Balance at September 30, 2012	$19,278,242	$2,026,550	$19,577,091	$492,886	$31,791,885	$(2,417,874)	$70,748,780

Balance at December 31, 2012	$21,687,152	$2,194,820	$21,262,140	$1,934,359	$35,114,072	$(2,380,434)	$79,812,109

Net earnings	-	-	-	-	6,099,002	-	6,099,002
Other comprehensive loss	-	-	-	(621,887)	-	-	(621,887)
Grant of stock options	-	-	66,711	-	-	-	66,711
Exercise of stock options	714,572	422,422	(344,545)	-	-	(543,334)	249,115
Sale of treasury stock	-	-	321,824	-	-	195,120	516,944
Stock Dividends	(200)	-	(526)	-	726	-	-
Conversion Class C to Class A	83,246	(83,245)	(1)	-	-	-	-
Balance at September 30, 2013	$22,484,770	$2,533,997	$21,305,603	$1,312,472	$41,213,800	$(2,728,648)	$86,121,994

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2013	2012
Cash flows from operating activities:
Net cash provided by operating activities	$43,181,923	$34,508,526

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(22,178,297)	(10,022,393)
Calls and maturities - fixed maturity securities	6,684,365	6,721,257
Securities available for sale:
Purchase - equity securities	(2,347,616)	(1,077,129)
Sales - equity securities	3,127,298	2,318,410
Purchase of short-term investments	(16,369,471)	(11,921,131)
Sales of short-term investments	38,837,597	10,604,937
Sales (purchases) of restricted assets	(6,068,005)	537,969
Changes in assets for perpetual care trusts	(187,387)	(196,621)
Amount received for perpetual care trusts	89,235	107,979
Mortgage, policy, and other loans made	(118,810,066)	(87,585,273)
Payments received for mortgage, policy and other loans	99,118,375	104,728,438
Purchase of property and equipment	(2,717,237)	(1,880,302)
Disposal of property and equipment	350	14,769
Purchase of real estate	(27,222,603)	(81,095)
Sale of real estate	6,672,446	401,443
Cash paid for purchase of subsidiaries, net of cash received	-	(180,591)
Net cash provided by (used in) investing activities	(41,371,016)	12,490,667

Cash flows from financing activities:
Annuity contract receipts	7,102,573	6,713,474
Annuity contract withdrawals	(11,563,042)	(10,257,481)
Proceeds from stock options exercised	249,115	-
Repayment of bank loans on notes and contracts	(1,738,501)	(1,069,127)
Proceeds from borrowing on bank loans	4,789,916	152,460
Change in line of credit borrowings	1,391,796	(1,400,000)
Net cash provided by (used in) financing activities	231,857	(5,860,674)

Net change in cash and cash equivalents	2,042,764	41,138,519

Cash and cash equivalents at beginning of period	33,494,284	11,671,773

Cash and cash equivalents at end of period	$35,537,048	$52,810,292

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$2,884,297	$15,200,527

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

3)           Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of September 30, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2013:
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$2,287,767	$357,964	$-	$2,645,731
Obligations of states and political subdivisions	1,789,947	193,721	(9,275)	1,974,393
Corporate securities including public utilities	134,811,745	12,177,008	(1,380,808)	145,607,945
Mortgage-backed securities	5,132,905	240,671	(8,847)	5,364,729
Redeemable preferred stock	687,118	30,300	(8,800)	708,618
Total fixed maturity securities held to maturity	$144,709,482	$12,999,664	$(1,407,730)	$156,301,416

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

3)         Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2013:

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$5,583,487	$365,385	$(819,232)	$5,129,640

Total equity securities available for sale at estimated fair value	$5,583,487	$365,385	$(819,232)	$5,129,640

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$47,668,697
Residential construction	9,885,587
Commercial	37,567,592
Less: Allowance for loan losses	(4,150,360)
Total mortgage loans on real estate and construction loans held for investment	$90,971,516

Real estate held for investment - net of depreciation	$40,610,932
Other real estate owned held for investment - net of depreciation	58,985,129
Other real estate owned held for sale	-
Total real estate	$99,596,061

Policy and other loans at amortized cost - net of allowance for doubtful accounts	$19,548,139

Short-term investments at amortized cost	$18,457,264

During the first quarter 2013, the Company reclassified its Other real estate owned held for sale to Other real estate owned held for investment. The properties are now being depreciated and are held as rental properties and are not listed for sale.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

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
September 30, 2013 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

3)         Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities, which are carried at amortized cost, at September 30, 2013 and December 31, 2012. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investmen t Positions	Total Unrealized Loss
At September 30, 2013
Obligations of states and political subdivisions	$6,963	1	$2,312	1	$9,275
U.S. Treasury Securities And Obilgations of U.S. Government Agencies	$-	0	$-	0	-
Corporate securities including public utilities	1,154,057	74	226,751	7	1,380,808
Mortgage-backed securities	-	0	8,847	1	8,847
Redeemable preferred stock	8,800	1	-	0	8,800
Total unrealized losses	$1,169,820	76	$237,910	9	$1,407,730
Fair Value	$24,899,980		$2,468,225		$27,368,205

At December 31, 2012
Obligations of states and political subdivisions	$-	0	$3,982	2	$3,982
Corporate securities including public utilities	191,662	16	415,660	9	607,322
Mortgage-backed securities	-	0	76,056	3	76,056
Redeemable preferred stock	1,200	1	-	0	1,200
Total unrealized losses	$192,862	17	$495,698	14	$688,560
Fair Value	$4,609,268		$3,972,091		$8,581,359

As of September 30, 2013, the average market value of the related fixed maturities was 95.1% of amortized cost and the average market value was 92.6% of amortized cost as of December 31, 2012. During the nine months ended September 30, 2013 and 2012 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $90,000 and $135,000, respectively.

On a quarterly basis, the Company reviews its fixed maturity investment securities related to corporate securities and other public utilities, consisting of bonds and preferred stocks that are in a loss position. The review involves an analysis of the securities in relation to historical values, and projected earnings and revenue growth rates. Based on the analysis, a determination is made whether a security will likely recover from the loss position within a reasonable period of time. If it is unlikely that the investment will recover from the loss position, the loss is considered to be other than temporary, the security is written down to the impaired value and an impairment loss is recognized.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

3)         Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at September 30, 2013 and December 31, 2012. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available-for-sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At September 30, 2013
Industrial, miscellaneous and all other	$142,874	36	$676,358	39	$819,232
Total unrealized losses	$142,874	36	$676,358	39	$819,232
Fair Value	$1,394,029		$1,312,798		$2,706,827

At December 31, 2012
Non-redeemable preferred stock	$686	1	$800	1	$1,486
Industrial, miscellaneous and all other	236,293	39	734,616	44	970,909
Total unrealized losses	$236,979	40	$735,416	45	$972,395
Fair Value	$1,422,436		$1,493,538		$2,915,974

As of September 30, 2013, the average market value of the equity securities available for sale was 76.8% of the original investment and the average market value was 75.0% of the original investment as of December 31, 2012. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During the nine months ended September 30, 2013 and 2012, there was no other than temporary decline in fair value.

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

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

3)         Investments (Continued)

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2013	$500,000	$531,645
Due in 2014 through 2017	20,761,134	22,545,722
Due in 2018 through 2022	45,332,609	50,475,862
Due after 2022	72,295,716	76,674,840
Mortgage-backed securities	5,132,905	5,364,729
Redeemable preferred stock	687,118	708,618
Total held to maturity	$144,709,482	$156,301,416

The amortized cost and estimated fair value of available for sale securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in 2013	$-	$-
Due in 2014 through 2017	-	-
Due in 2018 through 2022	-	-
Due after 2022	-	-
Non-redeemable preferred stock	-	-
Common stock	5,583,487	5,129,640
Total available for sale	$5,583,487	$5,129,640

The Company’s realized gains and losses, other than temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Fixed maturity securities held to maturity:
Gross realized gains	$60,330	$266,801	$75,734	$404,056
Gross realized losses	(20,796)	(1,292)	(35,964)	(1,626)
Other than temporary impairments	(30,000)	(45,000)	(90,000)	(135,000)

Securities available for sale:
Gross realized gains	59,041	139,352	298,423	291,932
Gross realized losses	-	-	(2,678)	(5,705)
Other than temporary impairments	-	-	-	-

Other assets:
Gross realized gains	96,152	27,244	841,972	114,113
Gross realized losses	-	(209,484)	-	(222,163)
Other than temporary impairments	-	(395,315)	(115,922)	(395,315)
Total	$164,727	$(217,694)	$971,565	$50,292

The net carrying amount of held to maturity securities sold was $949,859 and $2,174,300 for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.  The net realized gain related to these sales was $11,009 and $271,364 for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. Certain circumstances lead to these decisions to sell. In 2013 and 2012, the Company sold certain held to maturity bonds in gain positions to reduce its risk in certain industries or companies.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

3)         Investments (Continued)

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available for sale securities) at September 30, 2013, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Fixed maturity securities	$2,131,804	$1,949,665	$6,141,648	$5,803,282
Equity securities	53,123	65,839	157,612	197,563
Mortgage loans on real estate	1,151,536	1,404,396	3,189,020	4,492,457
Real estate	2,048,994	1,282,918	4,492,517	3,627,574
Policy and other loans	211,387	192,197	610,618	610,472
Short-term investments, principally gains on sale of mortgage loans and other	2,263,234	2,193,680	6,855,865	6,240,791
Gross investment income	7,860,078	7,088,695	21,447,280	20,972,139
Investment expenses	(2,606,031)	(1,517,744)	(6,166,172)	(4,250,770)
Net investment income	$5,254,047	$5,570,951	$15,281,108	$16,721,369

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $93,801 and $78,855 for the three months ended September 30, 2013 and 2012 respectively, and $259,810 and $247,844 for nine months ended September 30, 2013 and 2012, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $8,884,387 at September 30, 2013 and $9,190,012 at December 31, 2012. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5% per annum, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors live or do business. At September 30, 2013, the Company had 36%, 24%, 10%, 7% and 5% of its mortgage loans from borrowers located in the states of Utah, California, Texas, Oklahoma and Florida, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $4,150,360 and $4,239,861 at September 30, 2013 and December 31, 2012, respectively.

The Company establishes a valuation allowance for credit losses in its portfolio.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

3)         Investments (Continued)

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
September 30, 2013
Allowance for credit losses:
Beginning balance - January 1, 2013	$-	$4,193,674	$46,187	$4,239,861
Charge-offs	-	(380,375)	-	(380,375)
Provision	187,129	(87,811)	191,556	290,874
Ending balance -September 30, 2013	$187,129	$3,725,488	$237,743	$4,150,360

Ending balance: individually evaluated for impairment	$-	$301,870	$137,629	$439,499

Ending balance: collectively evaluated for impairment	$187,129	$3,423,618	$100,114	$3,710,861

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$37,567,592	$47,668,697	$9,885,587	$95,121,876

Ending balance: individually evaluated for impairment	$-	$2,008,714	$226,629	$2,235,343

Ending balance: collectively evaluated for impairment	$37,567,592	$45,659,983	$9,658,958	$92,886,533

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

December 31, 2012
Allowance for credit losses:
Beginning balance - January 1, 2012	$-	$4,338,805	$542,368	$4,881,173
Charge-offs	-	(560,699)	(514,442)	(1,075,141)
Provision	-	415,568	18,261	433,829
Ending balance - December 31, 2012	$-	$4,193,674	$46,187	$4,239,861

Ending balance: individually evaluated for impairment	$-	$692,199	$-	$692,199

Ending balance: collectively evaluated for impairment	$-	$3,501,475	$46,187	$3,547,662

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$34,956,031	$50,584,923	$3,161,112	$88,702,066

Ending balance: individually evaluated for impairment	$-	$4,692,517	$1,346,126	$6,038,643

Ending balance: collectively evaluated for impairment	$34,956,031	$45,892,406	$1,814,986	$82,663,423

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

3)         Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented:

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
September 30, 2013
Commercial	$-	$-	$-	$-	$-	$37,567,592	$37,567,592	$(187,129)	$37,380,463
Residential	1,938,382	968,459	8,117,303	2,008,714	13,032,858	34,635,839	47,668,697	(3,725,488)	43,943,209
Residential Construction	-	-	64,895	226,629	291,524	9,594,063	9,885,587	(237,743)	9,647,844

Total	$1,938,382	$968,459	$8,182,198	$2,235,343	$13,324,382	$81,797,494	$95,121,876	$(4,150,360)	$90,971,516

December 31, 2012
Commercial	$581,984	$-	$143,252	$-	$725,236	$34,230,795	$34,956,031	$-	$34,956,031
Residential	2,963,259	1,345,247	5,208,742	4,692,517	14,209,765	36,375,158	50,584,923	(4,193,674)	46,391,249
Residential Construction	-	-	288,468	1,346,126	1,634,594	1,526,518	3,161,112	(46,187)	3,114,925

Total	$3,545,243	$1,345,247	$5,640,462	$6,038,643	$16,569,595	$72,132,471	$88,702,066	$(4,239,861)	$84,462,205

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2013
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	8,117,303	8,117,303	-	8,117,303	-
Residential construction	64,895	64,895	-	64,895	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	2,008,714	2,008,714	301,870	2,008,714	-
Residential construction	226,629	226,629	137,629	226,629	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	10,126,017	10,126,017	301,870	10,126,017	-
Residential construction	291,524	291,524	137,629	291,524	-

December 31, 2012
With no related allowance recorded:
Commercial	$143,252	$143,252	$-	$143,252	$-
Residential	5,208,742	5,208,742	-	5,208,742	-
Residential construction	1,634,594	1,634,594	-	1,634,594	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	4,692,517	4,692,517	692,199	4,692,517	-
Residential construction	-	-	-	-	-

Total:
Commercial	$143,252	$143,252	$-	$143,252	$-
Residential	9,901,259	9,901,259	692,199	9,901,259	-
Residential construction	1,634,594	1,634,594	-	1,634,594	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

3)         Investments (Continued)

Credit Risk Profile Based on Performance Status

The Company’s mortgage loan portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days past due or on non-accrual status.

The Company’s performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012

Performing	$37,567,592	$34,812,779	$37,542,681	$40,683,664	$9,594,063	$1,526,518	$84,704,336	$77,022,961
Nonperforming	-	143,252	10,126,016	9,901,259	291,524	1,634,594	10,417,540	11,679,105

Total	$37,567,592	$34,956,031	$47,668,697	$50,584,923	$9,885,587	$3,161,112	$95,121,876	$88,702,066

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the Company’s policy to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $1,688,713 and $1,925,000 as of September 30, 2013 and December 31, 2012, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status

	As of September 30	As of December 31
	2013	2012
Commercial	$-	$143,252
Residential	10,126,016	9,901,259
Residential construction	291,524	1,634,594
Total	$10,417,540	$11,679,105

Loan Loss Reserve

When a repurchase demand is received from a third party investor, the data is reviewed and captured. The key factors that are captured are as follows: (i) lien position, (ii) payment status, (iii) claim type, (iv) unpaid principal balance, (v) interest rate, and (vi) validity of the demand. Other data is also captured and is useful for management purposes. The Company conducts its own review upon the receipt of a repurchase demand. In many instances, the Company is able to resolve the issues relating to the repurchase demand by the third party investor without having to make any payments to the investor.

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of September 30	As of December 31
	2013	2012
Balance, beginning of period	$6,035,295	$2,337,875
Provisions for losses	1,614,769	4,053,051
Charge-offs	(418,382)	(355,631)
Balance, end of period	$7,231,682	$6,035,295

Existing conditions in the mortgage industry make it extremely difficult to determine with absolute certainty that the loan loss reserve is adequate for potential unknown claims that could be asserted by third party investors. Actual loan loss experience could change, in the near-term, from the established reserve based upon claims asserted by third party investors. The Company believes the loan loss reserve represents a sufficient amount to resolve investor claims as of the balance sheet date.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

4)         Stock-Based Compensation

The Company has five fixed option plans (the “1993 Plan,” the “2000 Plan”, the “2003 Plan”, the “2006 Plan” and the “2013 Plan”). Compensation expense for options issued of $4,122 and $93,074 has been recognized for these plans for the quarters ended September 30, 2013 and 2012, respectively, and $66,711 and $187,510 for the nine months ended September 30, 2013 and 2012, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

4)         Stock Based Compensation (Continued)

A summary of the status of the Company’s stock incentive plans as of September 30, 2013, and the changes during the nine months ended September 30, 2013, is presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares(1)	Weighted Average Exercise Price(1)

Outstanding at January 1, 2013	972,253	$2.07	5,838,505	$2.18
Granted	-	-	-	-
Exercised	(482,866)	2.15	(1,906,022)	2.24
Cancelled	(76,032)	3.36	(638,138)	3.33
Outstanding at September 30, 2013	413,355	$1.84	3,294,345	$1.78

As of September 30, 2013:
Options Exercisable	412,040	$1.83	3,294,345	$1.78

Weighted average contractual term of options outstanding at September 30, 2013	5.95 years		2.37 years

Weighted average contractual term of options exercisable at September 30, 2013	5.94 years		2.37 years

Aggregated intrinsic value of options outstanding at September 30, 2013	$1,748,854		$1,409,984

Aggregated intrinsic value of options exercisable at September 30, 2013	$1,748,854		$1,409,984

(1) Class “C” shares are converted to Class “A” shares on a 10 to 1 ratio. The Weighted Average Exercise Price is based on Class A Common shares.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the nine months ended September 30, 2013 and 2012 was $2,170,468 and $92,409, respectively.

5)         Capital Stock

The Company has two classes of common stock with shares outstanding: Class A and Class C. Class C shares are convertible into Class A shares at any time on a ten to one ratio.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

6)         Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Numerator:
Net earnings	$1,266,491	$3,990,046	$6,099,002	$9,245,262
Denominator:
Basic weighted-average shares outstanding	11,307,249	10,104,202	11,097,776	10,059,548
Effect of dilutive securities:
Employee stock options	520,803	896,570	568,904	13,404
Dilutive potential common shares	520,803	896,570	568,904	13,404
Diluted weighted-average shares outstanding	11,828,052	11,000,772	11,666,680	10,072,952

Basic net earnings per share	$0.11	$0.39	$0.55	$0.92

Diluted net earnings per share	$0.11	$0.36	$0.52	$0.92

Net earnings per share amounts have been adjusted for the effect of annual stock dividends. For the three and nine months ended September 30, 2013 and 2012, there were 5,250 and -0- of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net earnings per common share as their effect would be anti-dilutive.

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
September 30, 2013 (Unaudited)

7)         Business Segments (Continued)

Factors Management Used to Identify the Enterprise’s Reportable Segments

The Company’s reportable segments are business units that offer different products and are managed separately due to the different products and the need to report to the various regulatory jurisdictions.

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated
For the Three Months Ended
September 30, 2013
Revenues from external customers	$17,341,200	$2,959,197	$30,252,394	$-	$50,552,791
Intersegment revenues	2,334,416	369,121	67,637	(2,771,174)	-
Segment profit before income taxes	1,102,552	12,757	848,975	-	1,964,284

For the Three Months Ended
September 30, 2012
Revenues from external customers	$16,330,037	$2,720,029	$44,697,837	$-	$63,747,903
Intersegment revenues	2,793,644	386,681	71,689	(3,252,014)	-
Segment profit before income taxes	922,428	(75,966)	5,285,833	-	6,132,295

For the Nine Months Ended
September 30, 2013
Revenues from external customers	$51,382,581	$9,319,788	$106,034,945	$-	$166,737,314
Intersegment revenues	7,427,209	1,084,627	192,402	(8,704,238)	-
Segment profit before income taxes	2,357,705	197,123	7,106,599	-	9,661,427

Identifiable Assets	584,851,564	111,152,568	59,582,138	(134,176,683)	621,409,587
Goodwill	391,848	285,191	-	-	677,039

For the Nine Months Ended
September 30, 2012
Revenues from external customers	$51,438,923	$8,410,186	$107,750,228	$-	$167,599,337
Intersegment revenues	6,954,477	1,144,239	222,978	(8,321,694)	-
Segment profit before income taxes	3,814,289	73,126	9,609,850	-	13,497,265

Identifiable Assets	521,801,393	112,072,090	46,079,386	(119,191,969)	560,760,900
Goodwill	391,848	285,191	-	-	677,039

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

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

Call Options: The Company uses quoted market prices to value its call options.

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
September 30, 2013 (Unaudited)

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
September 30, 2013 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at September 30, 2013.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$5,129,640	$5,129,640	$-	$-
Total securities available for sale	5,129,640	5,129,640	-	-
Restricted assets of cemeteries and mortuaries	647,242	647,242	-	-
Cemetery perpetual care trust investments	634,657	634,657	-	-
Derivatives - interest rate lock commitments	2,719,681	-	-	2,719,681
Total assets accounted for at fair value on a recurring basis	$9,131,220	$6,411,539	$-	$2,719,681

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(48,232,865)	$-	$-	$(48,232,865)
Future policy benefits - annuities	(64,775,274)	-	-	(64,775,274)
Derivatives - bank loan interest rate swaps	(65,881)	-	-	(65,881)
- call options	(129,110)	(129,110)	-	-
- interest rate lock commitments	(855,315)	-	-	(855,315)
Total liabilities accounted for at fair value on a recurring basis	$(114,058,445)	$(129,110)	$-	$(113,929,335)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2012	$(49,746,337)	$(65,171,687)	$2,961,465	$(93,572)

Total gains (losses):

Included in earnings	1,513,472	396,413	-	-
Included in other comprehensive income (loss)	-	-	(1,097,099)	27,691

Balance - September 30, 2013	$(48,232,865)	$(64,775,274)	$1,864,366	$(65,881)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at September 30, 2013.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$4,336,016	-	-	$4,336,016
Mortgage loans on real estate	89,000	-	-	89,000
Other real estate owned held for investment	660,784	-	-	660,784
Total assets accounted for at fair value on a nonrecurring basis	$5,085,800	$-	$-	$5,085,800

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

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
September 30, 2013 (Unaudited)

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

9)Other Business Activity

Mortgage Operations

Approximately 64% of the Company’s revenues for the nine months ended September 30, 2013 were through its wholly owned subsidiary, SecurityNational Mortgage Company (“SecurityNational Mortgage”). SecurityNational Mortgage is a mortgage lender incorporated under the laws of the State of Utah. SecurityNational Mortgage is approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage obtains loans primarily from its retail offices and independent brokers. SecurityNational Mortgage funds the loans from internal cash flows, including loan purchase agreements from Security National Life Insurance Company (“Security National Life”), and with unaffiliated financial institutions.

SecurityNational Mortgage receives fees from the borrowers and other secondary fees from third party investors that purchase its loans. SecurityNational Mortgage sells its loans to third party investors and retains servicing on some of these loans. SecurityNational Mortgage pays the brokers and retail loan officers a commission for loans that are brokered through or originated by SecurityNational Mortgage. For the nine months ended September 30, 2013 and 2012, SecurityNational Mortgage originated and sold 9,064 loans ($1,692,112,000 total volume) and 9,578 loans ($1,737,214,000 total volume), respectively.

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
September 30, 2013 (Unaudited)

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

SecurityNational Mortgage must determine that all three sales criteria are met at the time a mortgage loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans made prior to warehouse banks purchasing the loans under the purchase commitments. As of September 30, 2013, there were $125,119,000 in mortgage loans in which settlements with third party investors were still pending.

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
September 30, 2013 (Unaudited)

9) Other Business Activity (Continued)

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
September 30, 2013 (Unaudited)

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
September 30, 2013 (Unaudited)

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

The Company has adopted a strategy of selling “out of the money” call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option. The liability for call options is adjusted to fair value at each reporting date. The fair value of outstanding call options as of September 30, 2013 and December 31, 2012 was $129,110 and $126,215, respectively.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option. If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security.

The following table shows the fair value of derivatives as of September 30, 2013 and December 31, 2012.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$2,719,681	other assets	$3,127,689	Other liabilities	$855,315	Other liabilities	$166,224
Call Options	--	--	--	--	Other liabilities	129,110	Other liabilities	126,215
Interest rate swaps	--	--	--	--	Bank loans payable	65,881	Bank loans payable	93,572
Total		$2,719,681		$3,127,689		$1,050,306		$386,011

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

11)         Derivative Commitments  (Continued)

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain (Loss) Recognized in OCI		Net Amount Gain (Loss) Recognized in OCI
	Three Months Ended September 30		Nine Months Ended September 30
Derivative - Cash Flow Hedging Relationships:	2013	2012	2013	2012
Interest Rate Lock Commitments	$(1,616,310)	$(3,313,971)	$(1,097,099)	$(412,438)
Interest Rate Swaps	5,890	4,746	27,691	14,779
Sub Total	(1,610,420)	(3,309,225)	(1,069,408)	(397,659)
Tax Effect	(628,356)	(1,125,137)	(270,380)	(137,421)
Total	$(982,064)	$(2,184,088)	$(799,028)	$(260,238)

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

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended September 30, 2013 and 2012 were $434,000 and $1,703,000, respectively, and for the nine months ended September 30, 2013 and 2012, were $1,615,000 and $3,238,000 respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of September 30, 2013 and December 31, 2012, the balances were $7,232,000 and $6,035,000, respectively.

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
September 30, 2013 (Unaudited)

12)         Reinsurance Commitments and Contingencies  (Continued)

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser, including Wells Fargo, and pay such amounts to Wells Fargo. SecurityNational Mortgage is additionally required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 27 real estate properties with a total book value of $5,191,000 as of September 30, 2013.

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

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $7,232,000 as of September 30, 2013 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

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
September 30, 2013 (Unaudited)

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
September 30, 2013 (Unaudited)

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

On February 27, 2013, SecurityNational Mortgage’s motion for summary judgment against Lehman Bank and Aurora Loan Services and the related cross motion were heard by Judge David Nuffer of the United States District Court for the District of Utah. After an extensive hearing, Judge Nuffer requested that the parties prepare findings of fact in accordance with the Court’s earlier promulgated findings as modified at the hearing, and that each party submit proposed conclusions of law related to the motions. Judge Nuffer also said that he may request a further hearing on the matter. The motion and cross motion are under advisement. SecurityNational Mortgage’s motion in the Lehman Holdings case has been reset for hearing on January 14, 2014 before Judge Ted Stewart of the United States District Court for the District of Utah, with a trial, as may be necessary, set for March 17, 2014.

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of September 30, 2013, the Company’s commitments were $18,241,000 for these loans of which $9,886,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of September 30, 2013). Maturities range between six and twelve months.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

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

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming theacquisition of Trans-Western had occurred at the beginning of the nine months periods ended September 30, 2013 and 2012. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

	For the Nine Months Ended September 30 (unaudited)
	2013	2012
Total revenues	$166,737,314	$167,607,664
Net earnings	$6,099,002	$9,246,699
Net earnings per Class A equivalent common share	$0.55	$0.92
Net earnings per Class A equivalent common share assuming dilution	$0.52	$0.92

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

14)           Mortgage Servicing Rights

The following is a summary of the MSR activity for the periods presented.

	As of September 30	As of December 31
	2013	2012
Amortized cost:
Balance before valuation allowance at beginning of year	$2,797,470	$-
MSRs received as proceeds from loan sales	1,851,221	2,797,470
Amortization	(312,675)	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$4,336,016	$2,797,470

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at year end	$-	$-

Mortgage servicing rights, net	$4,336,016	$2,797,470

Estimated fair value of MSRs at year end	$4,336,016	$2,797,470

Amortization for 2012 was immaterial, and was not recorded. The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its September 30, 2013 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR Amortization
2013	$433,602
2014	433,602
2015	433,602
2016	433,602
2017	433,602
Thereafter	2,168,006
Total	$4,336,016

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

The following table shows the condensed financial results of the insurance operations for the three and nine months ended September 30, 2013 and 2012.  See the Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2013	2012	% Increase (Decrease)	2013	2012	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$12,594	$12,045	5%	$37,920	$36,915	3%
Net investment income	4,019	4,229	(5%)	11,471	12,949	(11%)
Income from loan originations	388	162	140%	636	1,203	(47%)
Other	340	(106)	421%	1,356	372	265%
Total	$17,341	$16,330	6%	$51,383	$51,439	0%
Intersegment revenue	$2,334	$2,794	(16%)	$7,427	$6,954	7%
Earnings before income taxes	$1,103	$922	20%	$2,358	$3,814	(38%)

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in the nine months ended September 30, 2013 has decreased due to a reduction in net investment income, a reduction in income from loan originations, which was offset by realized gains on investments and other assets from the sale of a real estate property, which is included in other income.

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

The following table shows the condensed financial results of the Cemetery and Mortuary operations for the three and nine months ended September 30, 2013 and 2012.  See Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2013	2012	% Increase (Decrease)	2013	2012	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,247	$1,117	12%	$3,913	$3,495	12%
Cemetery revenues	1,731	1,625	7%	5,447	4,990	9%
Other	(19)	(22)	(14%)	(40)	(75)	(47%)
Total	$2,959	$2,720	9%	$9,320	$8,410	11%
Earnings before income taxes	$13	$(76)	117%	$197	$73	170%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $263,000 and $257,000 for the three months ended September 30, 2013 and 2012, respectively and $785,000 and $774,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

For the nine months ended September 30, 2013 and 2012, SecurityNational Mortgage originated and sold 9,064 loans ($1,692,112,000 total volume) and 9,578 loans ($1,737,213,000 total volume), respectively. The mortgage loan volume in 2013 has been lower than in 2012 primarily due to a decrease in mortgage loan originations, which has been attributed to increasing mortgage rates and a corresponding drop in refinance activity in 2013. SecurityNational Mortgage anticipates the loan volume for 2013 to be approximately $125,000,000 to $230,000,000 per month range compared to $130,000,000 to $250,000,000 per month range in 2012.

The following table shows the condensed financial results of the mortgage operations for the three and nine months ended September 30, 2013 and 2012.  See Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2013	2012	% Increase (Decrease)	2013	2012	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$25,552	$35,563	(28%)	$86,523	$88,616	(2%)
Secondary gains from investors	4,700	9,135	(49%)	19,511	19,134	2%
Total	$30,252	$44,698	(32%)	$106,034	$107,750	(2%)
Earnings before income taxes	$849	$5,286	(84%)	$7,107	$9,610	(26%)

Overall, this decrease in profitability for the nine months ended September 30, 2013 was due to a decrease in mortgage loan originations that was attributed to increasing mortgage rates.

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

SecurityNational Mortgage must determine that all three sales criteria are met at the time a mortgage loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans made prior to warehouse banks purchasing the loans under the purchase commitments. As of September 30, 2013, there were $125,119,000 in mortgage loans in which settlements with third party investors were still pending.

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

As of September 30, 2013, the Company’s long term mortgage loan portfolio consisted of $10,418,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $2,235,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $10,418,000 in mortgage loans with delinquencies more than 90 days. During the nine months ended September 30, 2013, the Company provided an allowance for mortgage losses of $291,000. This allowance for mortgage losses was charged to loan loss expense and included in selling, general and administrative expenses for the period. The ending balances of allowances for mortgage loan losses as of September 30, 2013 and December 31, 2012 were $4,150,000 and $4,239,000, respectively.

Also as of September 30, 2013, the Company had foreclosed on a total of $58,985,000 in long term mortgage loans, of which $2,884,000 of the loans foreclosed were reclassified as other real estate held for investment during 2013. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its respective life, cemeteries and mortuaries, and mortgage subsidiaries, and will lease or rent these properties until it is deemed economically desirable to sell them.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended September 30, 2013 and 2012 were $434,000 and $1,703,000, respectively, and for the nine months ended September 30, 2013 and 2012, were $1,615,000 and $3,238,000 respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of September 30, 2013 and December 31, 2012, the balances were $7,232,000 and $6,035,000, respectively.

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

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser, including Wells Fargo, and pay such amounts to Wells Fargo. SecurityNational Mortgage is additionally required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 27 real estate properties with a total book value of $5,191,000 as of September 30, 2013.

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

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $7,232,000 as of September 30, 2013 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

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

On February 27, 2013, SecurityNational Mortgage’s motion for summary judgment against Lehman Bank and Aurora Loan Services and the related cross motion were heard by Judge David Nuffer of the United States District Court for the District of Utah. After an extensive hearing, Judge Nuffer requested that the parties prepare findings of fact in accordance with the Court’s earlier promulgated findings as modified at the hearing, and that each party submit proposed conclusions of law related to the motions. Judge Nuffer also said that he may request a further hearing on the matter. The motion and cross motion are under advisement. SecurityNational Mortgage’s motion in the Lehman Holdings case has been reset for hearing on January 14, 2014 before Judge Ted Stewart of the United States District Court for the District of Utah, with a trial, as may be necessary, set for March 17, 2014.

Consolidation

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Total revenues decreased by $13,195,000, or 20.7%, to $50,553,000 for the three months ended September 30, 2013, from $63,748,000 for the three months ended September 30, 2012. Contributing to this decrease in total revenues was a $14,559,000 decrease in mortgage fee income, a $317,000 decrease in net investment income, and a $28,000 decrease in realized gains on investments and other assets. This decrease in total revenues was offset by a $548,000 increase in insurance premiums and other considerations, a $482,000 increase in other revenues, a $410,000 decrease in other than temporary impairments on investments, and a $268,000 increase in net mortuary and cemetery sales.

Insurance premiums and other considerations increased by $548,000, or 4.6%, to $12,594,000 for the three months ended September 30, 2013, from $12,046,000 for the comparable period in 2012. This increase was primarily due to an increase in first year premiums offset by a decrease in renewal premiums. This decrease in renewal premiums was primarily from the assumption of the block of business from North America Life as expected by the Company.

Net investment income decreased by $317,000, or 5.7%, to $5,254,000 for the three months ended September 30, 2013, from $5,571,000 for the comparable period in 2012. This decrease was primarily attributable to a $1,088,000 increase in investment expenses, a $253,000 decrease in mortgage loan interest, and a $13,000 decrease in equity securities income. This decrease was offset by a $766,000 increase in rental income from real estate owned, a $70,000 increase in short-term investment income, a $182,000 increase in fixed maturity securities income, and a $19,000 increase in policy loan income.

Net cemetery and mortuary sales increased by $268,000, or 10.2%, to $2,888,000 for the three months ended September 30, 2013, from $2,620,000 for the comparable period in 2012. This increase was primarily due to an increase in at-need sales in both the cemetery and mortuary operations.

Realized gains on investments and other assets decreased by $28,000, or 12.5%, to $195,000 in realized gains for the three months ended September 30, 2013, from $223,000 in realized gains for the comparable period in 2012. This decrease in realized gains on investments and other assets was the result of a $226,000 decrease in realized gains on fixed maturity securities and an $80,000 decrease in realized gains on securities available for sale. This decrease was offset by a $278,000 increase in realized gains on other assets.

Other than temporary impairments on investments decreased by $410,000, or 93.2%, to $30,000 for the three months ended September 30, 2013, from $440,000 for the comparable period in 2012. This decrease was the result of a $395,000 decrease in other than temporary impairments on construction mortgage loans and a $15,000 decrease in other than temporary impairments on fixed maturity securities held to maturity.

Mortgage fee income decreased by $14,559,000, or 33.5%, to $28,898,000 for the three months ended September 30, 2013, from $43,457,000 for the comparable period in 2012. This decrease was primarily attributable to a decrease in mortgage loan originations and a decrease in secondary market gains on mortgage loans that were sold to investors. The decrease in the mortgage loan originations was attributed to increasing mortgage rates and a corresponding drop in refinance activity during the three months ending September 30, 2013.

Other revenues increased by $482,000, or 176.5%, to $755,000 for the three months ended September 30, 2013, from $273,000 for the comparable period in 2012. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $48,589,000, or 96.1% of total revenues, for the three months ended September 30, 2013, as compared to $57,616,000, or 90.4% of total revenues, for the comparable period in 2012.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits decreased by an aggregate of $155,000 or 1.3%, to $11,856,000 for the three months ended September 30, 2013, from $12,011,000 for the comparable period in 2012. This decrease was primarily the result of a $563,000 decrease in future policy benefits. This decrease was offset by a $230,000 increase in death benefits and a $178,000 increase in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $84,000, or 7.6%, to $1,179,000 for the three months ended September 30, 2013, from $1,095,000 for the comparable period in 2012. This increase was primarily due to improved persistency.

Selling, general and administrative expenses decreased by $8,484,000, or 19.8%, to $34,420,000 for the three months ended September 30, 2013, from $42,904,000 for the comparable period in 2012. This decrease was primarily a result of a decrease in mortgage loan originations by SecurityNational Mortgage, which was attributed to increasing mortgage rates and a corresponding drop in mortgage refinance activity. Commissions decreased by $9,125,000, provision for loan losses decreased by $1,367,000, and costs related to funding mortgage loans decreased by $436,000. Salaries increased by $1,568,000 due to an increase in the number of employees as a result of the additional mortgage offices. Other expenses increased by $876,000.

Interest expense decreased by $475,000, or 41.6%, to $667,000 for the three months ended September 30, 2013, from $1,142,000 for the comparable period in 2012. This decrease was primarily due to a decreased use of the mortgage warehouse line as a result of a reduction in mortgage loan originations and increasing mortgage rates.

Cost of goods and services sold of the cemeteries and mortuaries increased by $3,000, or 0.7%, to $466,000 for the three months ended September 30, 2013, from $463,000 for the comparable period in 2012. This increase was primarily due to an increase in cemetery and mortuary sales.

Comprehensive income for the three months ended September 30, 2013 and 2012 amounted to gains of $329,000 and $1,889,000, respectively. This $1,560,000 decrease in comprehensive income in 2013 was primarily the result of a $2,724,000 decrease in net income, a $38,000 decrease in unrealized gains in securities available for sale, which were offset by a $1,202,000 increase in derivatives related to mortgage loans.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Total revenues decreased by $862,000, or 0.5%, to $166,737,000 for the nine months ended September 30, 2013, from $167,599,000 for the nine months ended September 30, 2012. Contributing to this decrease in total revenues was a $3,415,000 decrease in mortgage fee income, and a $1,440,000 decrease in net investment income. This decrease in total revenues was offset by a $1,164,000 increase in other revenues, a $1,005,000 increase in insurance premiums and other considerations, a $903,000 increase in net mortuary and cemetery sales, a $597,000 increase in realized gains on investments and other assets, and a $324,000 decrease in other than temporary impairments on investments.

Insurance premiums and other considerations increased by $1,005,000, or 2.7%, to $37,920,000 for the nine months ended September 30, 2013, from $36,915,000 for the comparable period in 2012. This increase was primarily due to an increase in first year premiums offset by a decrease in renewal premiums. This decrease in renewal premiums was primarily from the assumption of the block of business from North America Life as expected by the Company.

Net investment income decreased by $1,440,000, or 8.6%, to $15,281,000 for the nine months ended September 30, 2013, from $16,721,000 for the comparable period in 2012. This decrease was primarily attributable to a $1,303,000 decrease in mortgage loan interest, a $1,915,000 increase in investment expenses, and a $40,000 decrease in equity securities income. This decrease was offset by an $865,000 increase in rental income from real estate owned, a $615,000 increase in short-term investment income, and a $338,000 increase in fixed maturity securities income.

Net cemetery and mortuary sales increased by $903,000, or 11.1%, to $9,024,000 for the nine months ended September 30, 2013, from $8,121,000 for the comparable period in 2012 This increase was primarily due to an increase in at-need sales in both the cemetery and mortuary operations.

Realized gains on investments and other assets increased by $597,000, or 102.8%, to $1,178,000 in realized gains for the nine months ended September 30, 2013, from $581,000 in realized gains for the comparable period in 2012. This increase in realized gains on investments and other assets was the result of an increase in realized gains on other assets of $950,000 primarily due to the sale of a real estate property and a $9,000 increase in realized gains on securities available for sale. This increase was offset by a $362,000 decrease in realized gains on fixed maturity securities.

Other than temporary impairments on investments decreased by $324,000, or 61.2%, to $206,000 for the nine months ended September 30, 2013, from $530,000 for the comparable period in 2012. This decrease was the result of a $279,000 decrease in other than temporary impairments on construction mortgage loans and a $45,000 decrease in other than temporary impairments on fixed maturity securities held to maturity.

Mortgage fee income decreased by $3,415,000, or 3.3%, to $101,661,000 for the nine months ended September 30, 2013, from $105,076,000 for the comparable period in 2012. This decrease was primarily attributable to a decrease in mortgage loan originations and a decrease in secondary market gains on mortgage loans sold to investors. The decrease in mortgage loan originations was attributed to increasing mortgage rates and a corresponding drop in refinance activity during the nine months ended September 30, 2013.

Other revenues increased by $1,164,000, or 162.7%, to $1,879,000 for the nine months ended September 30, 2013, from $715,000 for the comparable period in 2012. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $157,076,000, or 94.2% of total revenues, for the nine months ended September 30, 2013, as compared to $154,102,000, or 91.9% of total revenues, for the comparable period in 2012.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $734,000 or 2.1%, to $36,020,000 for the nine months ended September 30, 2013, from $35,286,000 for the comparable period in 2012. This increase was primarily the result of a $3,441,000 increase in death benefits, and a $494,000 increase in surrender and other policy benefits. This increase was offset by $3,201,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $89,000, or 2.3%, to $3,764,000 for the nine months ended September 30, 2013, from $3,853,000 for the comparable period in 2012. This decrease was primarily due to improved persistency.

Selling, general and administrative expenses increased by $2,601,000, or 2.3%, to $113,471,000 for the nine months ended September 30, 2013, from $110,870,000 for the comparable period in 2012. Other expenses increased by $5,229,000. Salaries increased by $4,879,000 due to an increase in the number of employees as a result of the opening of new mortgage offices. Costs related to funding mortgage loans increased $50,000. These increases were offset by a decrease in commission expenses of $5,957,000 and a decrease in the provision for loan losses of $1,600,000. These decreases were primarily a result of a decrease in mortgage loan origination by SecurityNational Mortgage, which was attributed to increasing mortgage rates and a corresponding drop in mortgage refinance activity.

Interest expense decreased by $406,000, or 14.7%, to $2,352,000 for the nine months ended September 30, 2013, from $2,758,000 for the comparable period in 2012. This decrease was primarily due to a decreased use of the mortgage warehouse line as a result of a reduction in mortgage loan originations and increasing mortgage rates.

Cost of goods and services sold of the cemeteries and mortuaries increased by $134,000, or 10.1%, to $1,468,000 for the nine months ended September 30, 2013, from $1,334,000 for the comparable period in 2012. This increase was primarily due to an increase in cemetery and mortuary sales.

Comprehensive income for the nine months ended September 30, 2013 and 2012 amounted to gains of $5,477,000 and $9,084,000, respectively. This $3,607,000 decrease in comprehensive income in 2013 was primarily the result of a $3,146,000 decrease in net income and a $539,000 decrease in derivatives related to mortgage loans, which were offset by a $78,000 increase in unrealized gains in securities available for sale.

Liquidity and Capital Resources

The Company’s life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from proceeds from the maturity of held-to-maturity investments or sale of other investments. The mortgage subsidiary realizes cash flow from fees generated by originating and refinancing mortgage loans and interest earned on mortgages sold to investors. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long term and adequate to pay current policyholder claims, annuity payments, expenses on the issuance of new policies, the maintenance of existing policies, and debt service, and to meet operating expenses.

During the nine months ended September 30, 2013, the Company's operations provided cash of $43,182,000. This was due primarily to a $14,925,000 increase in future policy benefits and an $18,648,000 decrease for the nine months of 2013 in the balance of mortgage loans sold to investors. During the nine months ended September 30, 2012, the Company’s operations provided cash of $34,509,000. This was due primarily to a $15,485,000 increase in future policy benefits and a $1,541,000 decrease for the nine months of 2012 in the balance of mortgage loans sold to investors.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $144,022,000 as of September 30, 2013 compared to $127,939,000 as of December 31, 2012. This represents 37.8% and 37.1% of the total investments as of September 30, 2013 and December 31, 2012, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At September 30, 2013, 5.04%  (or $7,263,000) and at December 31, 2012, 3.4% (or $4,392,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which were considered non-investment grade.

The Company has classified its fixed income securities as held to maturity. Business conditions, however, may develop in the future that may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2013 and December 31, 2012, the life insurance subsidiary exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank debt and notes payable was $102,447,000 as of September 30, 2013, as compared to $91,722,000 as of December 31, 2012. Stockholders’ equity as a percent of total capitalization was 84.1% and 87.0% as of September 30, 2013 and December 31, 2012, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2012 was 6.0% as compared to a rate of 6.5% for 2011. The 2013 lapse rate to date has been approximately the same as 2012.

At September 30, 2013, $31,877,000 of the Company’s consolidated stockholders’ equity represented the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to the Company, its parent company, without approval of insurance regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the Annual Report on Form 10-K filed for the year ended December 31, 2012.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

On February 27, 2013, SecurityNational Mortgage’s motion for summary judgment against Lehman Bank and Aurora Loan Services and the related cross motion were heard by Judge David Nuffer of the United States District Court for the District of Utah. After an extensive hearing, Judge Nuffer requested that the parties prepare findings of fact in accordance with the Court’s earlier promulgated findings as modified at the hearing, and that each party submit proposed conclusions of law related to the motions. Judge Nuffer also said that he may request a further hearing on the matter. The motion and cross motion are under advisement. SecurityNational Mortgage’s motion in the Lehman Holdings case has been reset for hearing on January 14, 2014 before Judge Ted Stewart of the United States District Court for the District of Utah, with a trial, as may be necessary, set for March 17, 2014.

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

Item 5.Other Information.

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

(a)(3)           Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (4)
3.2	Amended Bylaws (6)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
10.2	2003 Stock Option Plan (5)
10.3	2006 Director Stock Option Plan (9)
10.4	Deferred Compensation Agreement with George R. Quist (2)
10.5	Deferred Compensation Plan (3)
10.6	Employment agreement with J. Lynn Beckstead, Jr. (7)
10.7	Employment agreement with Scott M. Quist (8)
10.8	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (10)
10.9	Coinsurance Agreement between Security National Life Insurance Company and Mothe Life Insurance Company (11)
10.10	Certificate and Agreement of Contribution to Surplus between Security National Financial Corporation and Security National Life Insurance Company (11)
10.11	Agreement and Plan of Reorganization among Security National Financial Corporation and certain subsidiaries (12)
21	Subsidiaries of the Registrant
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**

**           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: November 14, 2013	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2013	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)