Form 10-K
period 2013-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2014-03-31
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013, or

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Class A common stock, $2.00 Par Value	Nasdaq National Market
Class C common stock, $0.20 Par Value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Nonaccelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2013, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was $25,852,000 based on the $5.64 closing sale price of the Class A common stock as reported on The Nasdaq National Market.

As of March 26, 2014, there were outstanding 11,844,678 shares of Class A common stock, $2.00 par value per share, and 13,294,792 shares of Class C common stock, $.20 par value per share.

Documents Incorporated by Reference

None.

Security National Financial Corporation
Form 10-K
For the Fiscal Year Ended December 31, 2013

Item 1.  Business

Security National Financial Corporation (the “Company”) operates in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products, and accident and health insurance. These products are marketed in 38 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment of the Company consists of five cemeteries in the state of Utah and one cemetery in the state of California, and seven mortuaries in the state of Utah and one mortuary in the state of Arizona. The Company also engages in pre-need selling of funeral, cemetery, mortuary and cremation services through its Utah, Arizona and California operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage loan segment originates and underwrites or otherwise purchases residential and commercial loans for new construction, existing homes and real estate projects. The mortgage loan segment operates through 88 wholesale and retail offices in 19 states, and is an approved mortgage lender in several other states.

The Company’s design and structure are that each business segment is related to the other business segments and contributes to the profitability of the other segments. Because of the Company’s cemetery and mortuary operations in Utah, California and Arizona, the Company enjoys a level of public awareness that assists in the sales and marketing of insurance and pre-need cemetery and funeral products. The Company’s insurance subsidiaries invest their assets (including, in part, the pre-paid funeral products and services) in investments authorized by the respective insurance departments of their states of domicile. One such investment authorized by state insurance departments is mortgage loans. Thus, while each business segment is a profit center on a stand-alone basis, this horizontal integration of each segment is planned to lead to improved profitability of the Company. The Company also pursues growth through acquisitions. The Company’s acquisition business strategy is based on reducing the overhead cost of the acquired company by utilizing the Company’s existing personnel, management, and technology while still providing quality service to customers and policyholders.

The Company was organized as a holding company in 1979, when Security National Life Insurance Company (“Security National Life”) became a wholly owned subsidiary of the Company and the former stockholders of Security National Life became stockholders of the Company. Security National Life was formed in 1965 and has grown through the direct sales of life insurance and annuities, and through the acquisition of other insurance companies. The insurance companies that the Company acquired or purchased significant blocks of business  includes Capital Investors Life Insurance Company (1994), Civil Service Employees Life Insurance Company (1995), Southern Security Life Insurance Company of Florida (1998), Menlo Life Insurance Company (1999), Acadian Life Insurance Company (2002), Paramount Security Life Insurance Company (2004), Memorial Insurance Company of America (2005), Capital Reserve Life Insurance Company (2007), Southern Security Life Insurance Company of Mississippi (2008), North America Life Insurance Company (2011), Trans-Western Life Insurance Company (2012), Mothe Life Insurance Company (2012) and DLE Life Insurance Company (2012).

The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies. The cemetery and mortuary companies that the Company acquired include Paradise Chapel Funeral Home, Inc. (1989), Holladay Memorial Park, Inc. (1991), Cottonwood Mortuary, Inc. (1991) and Deseret Memorial, Inc. (1991).  In 1993, the Company formed SecurityNational Mortgage Company (“SecurityNational Mortgage”) to originate and refinance residential mortgage loans. In 2012, the Company formed Green Street Mortgage Services, Inc. (“Green Street Mortgage”) to originate and refinance residential mortgage loans. See Note 14 of the Notes to Consolidated Financial Statements for additional information regarding business segments of the Company.

Life Insurance

Products

The Company, through Security National Life, issues and distributes selected lines of life insurance and annuities. The Company’s life insurance business includes funeral plans, and interest-sensitive life insurance, as well as other traditional life, accident and health insurance products. The Company places specific marketing emphasis on funeral plans through pre-need planning. The Company’s other insurance subsidiaries, Memorial Insurance Company of America (“Memorial Insurance Company”), Southern Security Life Insurance Company of Mississippi (“Southern Security”) and Trans-Western Life Insurance Company (“Trans-Western”), service and maintain policies that were purchased prior to their acquisition by Security National Life.

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

A majority of the Company’s funeral plan premiums come from the states of Arkansas, California, Georgia, Louisiana, Mississippi, Missouri, Texas and Utah.

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

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs. The incentive for such businesses to share the costs is that these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2013:

	2013	2012		2011		2010	2009
Life Insurance
Policy/Cert Count as of December 31	498,228	498,228	(2)	414,411	(1)	398,774	407,673
Insurance in force as of December 31 (omitted 000)	$2,828,470	$2,913,419	(2)	$2,969,648	(1)	$3,003,622	$2,617,946
Premiums Collected (omitted 000)	$50,009	$48,168		$47,982	(1)	$38,579	$38,399

(1)	Includes the assumption reinsurance of North America Life Insurance Company in March 2011.
(2)	Includes coinsurance with Mothe Life Insurance Company in December 2012.

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

The Company’s funeral plan insurance is written on a simplified medical application with underwriting requirements being a completed application, a phone inspection on selected applicant, and a Medical Information Bureau inquiry. There are several underwriting classes in which an applicant can be placed.

Annuities

Products

The Company’s annuity business includes single premium deferred annuities, flexible premium deferred annuities and immediate annuities. A single premium deferred annuity is a contract where the individual remits a sum of money to the Company, which is retained on deposit until such time as the individual may wish to annuitize or surrender the contract for cash. A flexible premium deferred annuity gives the contract holder the right to make premium payments of varying amounts or to make no further premium payments after his initial payment. These single and flexible premium deferred annuities can have initial surrender charges. The surrender charges act as a deterrent to individuals who may wish to prematurely surrender their annuity contracts.

Annuities have guaranteed interest rates that range from 1% to 6.5% per annum. Rates above the guaranteed interest rate credited are periodically modified by the Board of Directors at their discretion. An immediate annuity is a contract in which the individual remits a sum of money to the Company in return for the Company’s obligation to pay a series of payments on a periodic basis over a designated period of time, such as an individual’s life, or for such other period as may be designated.

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

The following table summarizes the annuity business for the five years ended December 31, 2013:

	2013	2012	2011		2010	2009
Annuities Policy/Cert Count as of December 31	12,703	12,320	11,313	(1)	12,344	12,366
Deposits Collected (omitted 000)	$7,281	$6,777	$5,757	(1)	$6,166	$6,737

(1)	Includes the assumption reinsurance of North America Life Insurance Company in March 2011.

Accident and Health

  Products

With the acquisition of Capital Investors in 1994, the Company acquired a block of accident and health policies that pay limited benefits to policyholders. The Company currently offers low-cost comprehensive diver’s accident policies that  provide worldwide coverage for medical expense reimbursement in the event of diving accidents.

  Markets and Distribution

The Company markets its diver’s accident policies through web marketing.

The following table summarizes the accident and health insurance business for the five years ended December 31, 2013:

	2013	2012	2011	2010	2009
Accident and Health Policy/Cert Count as of December 31	6,451	7,291	8,268	9,269	13,436
Premiums Collected (omitted 000)	$144	$158	$175	$203	$219

Reinsurance

The primary purpose of reinsurance is to enable an insurance company to write a policy in an amount larger than the risk the company is willing to assume for itself. The company remains obligated for amounts ceded in the event the reinsurers do not meet their obligations.

The Company currently cedes and assumes certain risks with various authorized unaffiliated reinsurers pursuant to reinsurance treaties, which are renewable annually. The premiums paid by the Company are based on a number of factors, primarily including the age of the insured and the risk ceded to the reinsurer.

The Company’s policy is to retain no more than $100,000 of ordinary insurance per insured life, with the excess risk being reinsured. The total amount of life insurance reinsured by other companies at December 31, 2013 totalled $79,815,000, which represents approximately 2.8% of the Company’s life insurance in force on that date.

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding reinsurance.

Investments

The investments that support the Company’s life insurance and annuity obligations are determined by the investment committees of the Company’s subsidiaries and ratified by the full Board of Directors of the respective subsidiaries. A significant portion of the investments must meet statutory requirements governing the nature and quality of permitted investments by insurance companies. The Company’s interest-sensitive products, primarily annuities and some whole life insurance products, compete with other financial products such as bank certificates of deposit, and brokerage sponsored money market funds as well as competing life insurance company products. Although it is not the Company’s policy to offer the highest yield in this economic climate, in order to offer what the Company considers to be a competitive yield, it maintains a diversified portfolio consisting of common stocks, preferred stocks, municipal bonds, investment and non-investment grade bonds, mortgage loans, real estate, short-term investments and other securities and investments.

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding investments.

Cemetery and Mortuary

 Products

The Company has six wholly owned non-denominational cemeteries and eight wholly owned mortuaries. Through its cemetery and mortuary operations, the Company markets a variety of products and services both on a pre-need basis (prior to death) and an at-need basis (at the time of death). The products include plots, interment vaults, mausoleum crypts and niches, markers, caskets, flowers and other related products. The services include professional services of funeral directors, opening and closing of graves, use of chapels and viewing rooms, and use of automobiles and clothing. The Company has a funeral chapel at each of its cemeteries, other than Holladay Memorial Park and Singing Hills Memorial Park, and has four separate stand-alone mortuary facilities.

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

Potential customers are located via telephone sales prospecting, responses to letters mailed by the pre planning consultants, newspaper inserts, referrals, and door-to-door canvassing. The Company trains its sales representatives and helps generate leads for them.

Mortgage Loans

  Products

The Company, through its wholly owned subsidiaries, SecurityNational Mortgage Company and Green Street Mortgage Services, Inc., is active in the residential real estate market. Both mortgage subsidiaries are approved and regulated by the U.S. Department of Housing and Urban Development (HUD), the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and other secondary market investors, to originate a variety of residential mortgage loan products, which are subsequently sold to investors. The Company uses internal and external funding sources to fund mortgage loans.

Security National Life originates commercial real estate loans for internal investment, and also originates residential construction loans.

  Markets and Distribution

The Company’s residential mortgage lending services are marketed primarily to real estate brokers and mortgage originators. The Company has a strong retail origination presence in the Utah, Florida, Nevada, and Texas markets in addition to three wholesale branch offices located in Florida, Texas and Utah, with sales representatives in these and other states. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding mortgage loans.

Recent Acquisitions and Other Business Activities

  Reorganization of Security National Financial Corporation and Certain Subsidiaries

On May 8, 2013, the Company completed a reorganization transaction involving several of its wholly owned subsidiaries.  Under the terms of the Agreement and Plan of Reorganization, the Company contributed all its shares of common stock of Select Appraisal Management, Inc. (“Select Appraisal Management”), which had been a wholly owned subsidiary of the Company, to Green Street Mortgage, a wholly owned subsidiary of the Company.  The purpose of the transaction was to develop the appraisal business of Select Appraisal Management through Green Street Mortgage, which would be responsible for the development, management and oversight of the appraisal business of Select Appraisal Management. SecurityNational Mortgage agreed, as part of the reorganization, to transfer to Green Street Mortgage, in the form of a dividend, the appraisal management contracts and related operations that it owned.

Moreover, as part of the reorganization, SecurityNational Mortgage agreed to assign to the Company, in the form of a dividend beginning January 1, 2013, the net servicing income from the mortgage servicing rights that it retains from the mortgage loans that it originates and sells on a servicing retained basis to third party investors in connection with its mortgage loan operations. Pursuant to the reorganization, SecurityNational Mortgage also agreed to pay the Company on a monthly basis the net income from its mortgage servicing operations, provided such payments do not violate the financial covenants that SecurityNational Mortgage is required to maintain with its warehouse mortgage lenders.

Finally, the Company agreed as part of the reorganization to contribute all of its shares of stock of Dry Creek Property Development, Inc. (“Dry Creek Development”), which had been a wholly owned subsidiary of the Company, to Security National Life Insurance Company (“Security National Life”). The purpose of this transaction was to help facilitate the future funding and development of approximately 13 acres of land that the Company owns in Sandy, Utah.

Reinsurance Terminated with North America Life Insurance Company

On December 1, 2013, in accordance with the terms of the Coinsurance Agreement, Security National Life, through TransWestern Life Insurance Company (“Trans-Western Life”), recaptured additional policies of Trans-Western Life from North American Life Insurance Company (“North American Life”).  On December 10, 2013, pursuant to the Coinsurance Agreement, North America Life paid $2,500,000, less a ceding commission of $34,000 to Security National Life. On February 13, 2014, in accordance with the terms of the Coinsurance Agreement, Security National Life, through Trans Western Life, recaptured the remaining policies of Trans-Western Life from North American Life. Pursuant to the Coinsurance Agreement, North America Life paid $4,684,000 less a ceding commission of $57,000 to Security National Life, and the Reinsurance Agreement between Trans Western Life and North America Life was terminated.

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

The Company’s mortgage subsidiaries are subject to the rules and regulations of the U.S. Department of Housing and Urban Development (HUD), and to various state licensing acts and regulations and the Consumer Finance Protection Bureau (CFPB). These regulations, among other things, specify minimum capital requirements, procedures for loan origination and underwriting, licensing of brokers and loan officers, quality review audits and the fees that can be charged to borrowers. Each year, the Company is required to have an audit by an independent registered public accounting firm to verify compliance under some of these regulations. In addition to the government regulations, the Company must meet loan requirements, and underwriting guidelines of various investors who purchase the loans.

Income Taxes

The Company’s insurance subsidiary, Security National Life is taxed under the Life Insurance Company Tax Act of 1984. Under the act, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions, reserves for future policyholder benefits (with modifications), and a small life insurance company deduction (up to 60% of life insurance company taxable income). The Company may be subject to the corporate Alternative Minimum Tax (AMT). The exposure to AMT is primarily a result of the small life insurance company deduction. Also, under the Tax Reform Act of 1986, distributions in excess of stockholders’ surplus account or a significant decrease in life reserves will result in taxable income.

Security National Life last received the benefit of the small life insurance company deduction in 2011. In order to qualify for the small company deduction, the combined tax assets of the Company must be less than $500,000,000 and the taxable income of the life insurance companies must be less than $3,000,000 on a tax accounting basis. To the extent that the net income limitation is exceeded, the small life insurance company deduction is phased out over the next $12,000,000 of life insurance company taxable income. The combined tax assets of the Company exceeded $500,000,000 as of December 31, 2013.

Since 1990 Security National Life has computed its life insurance taxable income after establishing a provision representing a portion of the costs of acquisition of such life insurance business. The effect of the provision is that a certain percentage of the Company’s premium income is characterized as deferred expenses and recognized over a five to ten year period.

The Company’s non-life insurance company subsidiaries are taxed in general under the regular corporate tax provisions. The following subsidiaries are regulated as life insurance companies but do not meet the Internal Revenue Code definition of a life insurance company so are taxed as insurance companies other than life insurance companies: Memorial Insurance Company, Southern Security and Trans-Western.  For taxable years beginning January 1, 1987, the Company may be subject to the Corporate Alternative Minimum Tax under the Tax Reform Act of 1986.

Competition

The life insurance industry is highly competitive. There are approximately 2,000 legal reserve life insurance companies in business in the United States. These insurance companies differentiate themselves through marketing techniques, product features, price and customer service. The Company’s insurance subsidiaries compete with a large number of insurance companies, many of which have greater financial resources, a longer business history, and more diversified line of insurance products than the Company. In addition, such companies generally have a larger sales force. Further, the Company competes with mutual insurance companies which may have a competitive advantage because all profits accrue to policyholders. Because the Company is smaller by industry standards and lacks broad diversification of risk, it may be more vulnerable to losses than larger, better-established companies. The Company believes that its policies and rates for the markets it serves are generally competitive.

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

Employees

As of December 31, 2013, the Company had 954 full-time and 333 part-time employees.

Item 2.  Properties

The following table sets forth the location of the Company’s office facilities and certain other information relating to these properties.

Street	City	State	Function	Owned Leased	Approximate Square Footage	Lease Amount
5300 South 360 West	Salt Lake City	UT	Corporate Headquarters	Owned	30,317	$356,760	/	yr
755 Rinehart Road	Lake Mary	FL	Mortgage Sales	Owned	9,348	$121,151	/	yr
3935 I-55 South, Frontage Road	Jackson	MS	Insurance Operations	Owned	12,000	$84,000	/	yr
5247 Greenpine Drive	Murray	UT	Cemetery & Insurance Sales	Owned	1,700	$3,106	/	mo
497-A Sutton Bridge Road	Rainbow City	AL	Fast Funding Operations	Leased	5,500	$26,400	/	yr
5701 Talavi Blvd. #155	Glendale	AZ	Mortgage Sales	Leased	2,214	$45,500	/	yr
5100 Birch Street Suite 200	Newport Beach	CA	Mortgage Sales	Leased	112	$500	/	mo
27433 Tourney Road Suite 220	San Clarita	CA	Mortgage Sales	Leased	3,407	$72,000	/	yr
421 S. Cataract	San Dimas	CA	Mortgage Sales	Leased	6,200	$74,400	/	yr
4380 S. Syracuse Street	Denver	CO	Mortgage Sales	Leased	95,965	$1,513	/	mo
400 Inverness Parkway Suite #238	Englewood	CO	Mortgage Sales	Leased	235	$1,400	/	mo
8191 College Parkway Suite 201	Ft Myers	FL	Mortgage Sales	Leased	1,704	$16,188	/	yr
2435 US Highway 19 North Suite #208	Holiday	FL	Mortgage Sales	Leased	305	$250	/	mo
905 Lee Road	Orlando	FL	Mortgage Sales	Leased	201	$300	/	mo
200 9th Avenue N, Ste 200	Safety Harbor,	FL	Mortgage Sales	Leased	3,591	$57,065	/	yr
970 No. Kalaheo Ave, Suite A-214	Kailua	HI	Mortgage Sales	Leased	665	$19,094	/	yr
1540 W North Ave. #2	Chicago	IL	Mortgage Sales	Leased	1,000	$19,800	/	yr
1016 W Jackson Blvd Suites 503&505	Chicago	IL	Mortgage Sales	Leased	1,000	$3,000	/	mo
7227 West Madison Street Suite F	Forest Park	IL	Mortgage Sales	Leased	1,800	$8,400	/	yr
1200 Jorie Blvd #220	Oak Brook	IL	Mortgage Sales	Leased	4,763	$84,940	/	yr
16744 Oak Park Ave	Tinley Park	IL	Mortgage Sales	Leased	500	$499	/	mo
6813 Hobson Valley Drive #104	Woodridge	IL	Mortgage Sales	Leased	1,000	$3,000	/	yr
6900 College Blvd., Suite 950	Overland Park	KS	Mortgage Sales	Leased	2,800	$55,100	/	yr
6900 Houston Rd. #21 & 22	Florence	KY	Mortgage Sales	Leased	1,700	$1,900	/	mo
4401 N. I-10 Service Rd. Suite 104	Metairie	LA	Mortgage Sales	Leased	507	$7,200	/	yr
150 A Andover Street	Danvers	MA	Mortgage Sales	Leased	2,138	$28,863	/	yr
12977 North Forty Drive Ste 203	St. Louis	MO	Mortgage Sales	Leased	2,933	$50,881	/	yr
1400 Battleground Ave #202-A	Greensboro	NC	Mortgage Sales	Leased	260	$238	/	mo
8601 Six Forks Rd.	Raleigh	NC	Mortgage Sales	Leased	160	$799	/	mo
127 Village Rd	Shallotte	NC	Mortgage Sales	Leased	500	$3,000	/	yr
142 Main Street	Nashua	NH	Mortgage Sales	Leased	500	$9,000	/	yr
60 Main Street Suite 322	Nashua	NH	Mortgage Sales	Leased	1,000	$14,256	/	yr
212 West Route 38 #200	Moorestown	NJ	Mortgage Sales	Leased	500	$5,100	/	yr
6540 South Pecos Road, Building A, Suite 104	Clark County	NV	Mortgage Sales	Leased	2,802	$2,662	/	mo
375 N Stephanie #2311	Henderson	NV	Mortgage Sales	Leased	3,938	$47,256	/	yr
2370 Corporate Circle, Suite 200	Henderson	NV	Mortgage Sales	Leased	7,741	$169,063	/	yr
3285 North Fort Apache Road	Las Vegas	NV	Mortgage Sales	Leased	1,000	$11,500	/	mo
3275 N Fort Apache Rd, Stuie #150	Las Vegas	NV	Mortgage Sales	Leased	2,000	$2,448	/	mo
3406 S Durango Dr #100	Las Vegas	NV	Mortgage Sales	Leased	3,165	$34,182	/	yr
9330 W. Sahara Ave #270	Las Vegas	NV	Mortgage Sales	Leased	3,000	$3,351	/	mo
800 s Meadows Pkwy #600	Reno	NV	Mortgage Sales	Leased	1,346	$20,190	/	yr
26341 Curtiss Wright Pkwy Ste 101	Richmond Heights	OH	Mortgage Sales	Leased	3,600	$2,025	/	mo
5000 Rockside Road #100	Independence	OH	Mortgage Sales	Leased	1,000	$19,025	/	yr
2649 N. High Street, Suite A	Columbus	OH	Mortgage Sales	Subleased	1,500	$500	/	mo
1205 West Abrams Street	Arlington	TX	Mortgage Sales	Leased	463	$84,000	/	yr
2900 South Congress #101	Austin	TX	Mortgage Sales	Leased	916	$2,005	/	mo
8700 Manchca Road #603	Austin	TX	Mortgage Sales	Leased	1,000	$300	/	mo
9737 Great Hills Trail, Suite 150	Austin	TX	Mortgage Sales	Leased	3,667	$54,088	/	yr
9737 Great Hills Trail, Suite 200	Austin	TX	Mortgage Sales	Leased	8,000	$11,333	/	mo
1213 East Alton Gloor Blvd Suite H	Brownsville	TX	Mortgage Sales	Leased	1,000	$13,200	/	yr
255 Elk Drive Suite D	Burleson	TX	Mortgage Sales	Leased	1,182	$19,503	/	yr
12201 Merit Drive, Suite 400	Dallas	TX	Mortgage Sales	Leased	4,613	$83,034	/	yr
4144 North Central Expressway Stuite 600	Dallas	TX	Mortgage Sales	Leased	420	$10,320	/	yr
223 North Cedar Ridge	Duncanville	TX	Mortgage Sales	Leased	1,000	$9,600	/	yr
5211 South McColl Road Suite G	Edinburg	TX	Mortgage Sales	Leased	1,000	$450	/	mo
11601 Pellicano Suite A-14&15	El Paso	TX	Mortgage Sales	Leased	2,160	$30,000	/	yr
4936 Collinwood Sutie 110	Fort Worth	TX	Mortgage Sales	Leased	750	$13,500	/	yr
17000 El Camino Real #103D	Houston	TX	Mortgage Sales	Leased	750	$750	/	mo

Item 2. Properties (Continued)

Street	City	State	Function	Owned Leased	Approximate Square Footage	Lease Amount
6420 Richmond #208	Houston	TX	Mortgage Sales	Leased	700	$9,100	/	yr
17347 Village Green Drive-102A	Houston	TX	Mortgage Sales	Leased	3,000	$4,495	/	mo
5353 W. Sam Houston Parkway N., Suite 170	Houston	TX	Mortgage Sales	Leased	5,442	$69,756	/	yr
7410 Westview	Houston	TX	Mortgage Sales	Leased	1,000	$18,000	/	yr
4600 Hwy 6 North, Ste 220	Houston	TX	Mortgage Sales	Leased	463	$7,030	/	yr
2825 Wilcrest Drive, Ste 220	Houston	TX	Mortgage Sales	Leased	120	$400	/	mo
545 E John Carpenter, Ste 300	Irving	TX	Mortgage Sales	Leased	1,081	$3,629	/	mo
201 Kingwood Medical Drive A400	Kingwood	TX	Mortgage Sales	Leased	1,850	$4,420	/	mo
1310 RR 620 S #C15	Lakeway	TX	Mortgage Sales	Leased	2,472	$3,060	/	mo
201 W Del Mar Blvd # 5B	Laredo	TX	Mortgage Sales	Leased	500	$1,627	/	mo
1901 East Palm Valley Blvd	Round Rock	TX	Mortgage Sales	Leased	1,100	$13,200	/	yr
1354 North Loop 1604 East	San Antonio	TX	Mortgage Sales	Leased	3,622	$56,684	/	yr
1110 South Alamo	San Antonio	TX	Mortgage Sales	Leased	1,016	$1,300	/	mo
1036 South Alamo	San Antonio	TX	Mortgage Sales	Leased	575	$11,700	/	yr
19901 Southwest Freeway #108	Sugarland	TX	Mortgage Sales	Leased	500	$500	/	mo
206 FM 1237	Troy	TX	Mortgage Sales	Leased	200	$275	/	mo
3334 WSW Loo 323 # 121	Tyler	TX	Mortgage Sales	Leased	180	$235	/	mo
602 S Main St #300	Weatherford	TX	Mortgage Sales	Leased	1,000	$1,800	/	mo
13961 Minuteman Drive Suite 125	Draper	UT	Mortgage Sales	Leased	2,807	$4,795	/	mo
13997 Minuteman Drive Suite 100	Draper	UT	Mortgage Sales	Leased	5,492	$2,975	/	mo
497 South Main	Ephraim	UT	Mortgage Sales	Leased	500	$765	/	mo
1558 N Woodland Park Drive #400	Layton	UT	Mortgage Sales	Leased	1,000	$2,500	/	mo
6965 South Union Park, Suites #300, #460, #470, & #480	Midvale	UT	Mortgage Sales	Leased	29,184	$44,703	/	mo
7651 South Main Street	Midvale	UT	Mortgage Sales	Leased	665	$12,768	/	mo
1245 Deer Valley Drive #3A	Park City	UT	Mortgage Sales	Leased	2,183	$43,660	/	yr
1864 West 12600 South	Riverton	UT	Mortgage Sales	Leased	277	$6,911	/	yr
970 East Murray-Holladay Rd., Suite 603	Salt Lake City	UT	Mortgage Sales	Leased	6,357	$47,722	/	yr
307 West 200 South, Ste 2001	Salt Lake City	UT	Mortgage Sales	Leased	500	$500	/	mo
9815 S. Monroe Street	Sandy	UT	Mortgage Sales	Leased	2,819	$59,988	/	yr
1099 West South Jordan Parkway	South Jordan	UT	Mortgage Sales	Leased	3,329	$60,311	/	yr
70 South Main Street	Tooele	UT	Mortgage Sales	Leased	1,230	$25,200	/	yr
8831 South Redwood Rd	West Jordan	UT	Mortgage Sales	Leased	1,000	$97,248	/	yr
1604 Hewitt Ave, Suite 703	Everett	WA	Mortgage Sales	Leased	2,038	$4,650	/	mo
720 South 333rd St#102	Federal Way	WA	Mortgage Sales	Leased	2,000	$6,253	/	mo
11335 NE 122nd Way, Suite #138 & #115	Kirkland	WA	Mortgage Sales	Leased	230	$1,475	/	mo
5400 Carillon Point	Kirkland	WA	Mortgage Sales	Leased	500	$5,089	/	mo
803 Vandercook Way #6E	Longview	WA	Mortgage Sales	Leased	500	$995	/	mo
424 29th Ave NE, Suite A	Puyallup	WA	Mortgage Sales	Leased	2,782	$4,869	/	mo
110 East Stewart Ave	Puyallup	WA	Mortgage Sales	Leased	3,400	$4,000	/	mo
5909 6th Avenue A	Kenosha	WI	Mortgage Sales	Leased	1,000	$950	/	mo

The Company believes the office facilities it occupies are in good operating condition and adequate for current operations. The company will enter into additional leases or modify existing leases to meet market demand.  Those leases will be month to month where possible.  As leases expire the Company will either renew or find comparable leases or acquire additional office space.

Item 2.  Properties (Continued)

The following table summarizes the location and acreage of the six Company owned cemeteries, each of which includes one or more mausoleums:

				Net Saleable Acreage
Name of Cemetery	Location	Date Acquired	Developed Acreage (1)	Total Acreage (1)	Acres Sold as Cemetery Spaces (2)	Total Available Acreage (1)
Memorial Estates, Inc.
Lakeview Cemetery	1640 East Lakeview Drive Bountiful, Utah	1973	7	40	6	34

Mountain View Cemetery (5)	3115 East 7800 South Salt Lake City, Utah	1973	17	54	16	38

Redwood Cemetery (4) (5)	6500 South Redwood Road West Jordan, Utah	1973	34	78	29	49

Cottonwood Mortuary, Inc.
Deseret Memorial Inc. Lake Hills Cemetery (3)(6)	10055 South State Street Sandy, Utah	1991	9	28	4	24

Holladay Memorial Park (3)(4)	4900 South Memory Lane Holladay, Utah	1991	5	14	4	10

California Memorial Estates
Singing Hills Memorial Park	2800 Dehesa Road El Cajon, California	1995	8	35	4	31

(1)	The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company’s inspection of the cemeteries.
(2)	Includes spaces sold for cash and installment contract sales.
(3)
As of December 31, 2013, there were mortgages of approximately $612,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, and Lake Hills Cemetery.

(4)	These cemeteries include two granite mausoleums.
(5)	The Company developed additional acreage at both Mountain View Cemetery and Redwood Cemetery in 2013 and plans to continue such development as needed.
(6)	In mid-October 2013, Deseret Mortuary sold to Dry Creek Development 13 Acres of unimproved land.

Item 2. Properties (Continued)

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the eight Company owned mortuaries:

		Date	Viewing		Square
Name of Mortuary	Location	Acquired	Room(s)	Chapel(s)	Footage
Memorial Mortuary	5850 South 900 East
	Murray, Utah	1973	3	1	20,000

Memorial Estates, Inc.:
Redwood Mortuary(2)	6500 South Redwood Rd.
	West Jordan, Utah	1973	2	1	10,000

Mountain View Mortuary(2)	3115 East 7800 South
	Salt Lake City, Utah	1973	2	1	16,000

Lakeview Mortuary(2)	1640 East Lakeview Dr.
	Bountiful, Utah	1973	0	1	5,500

Paradise Chapel Funeral Home	3934 East Indian School Road
	Phoenix, Arizona	1989	2	1	9,800

Deseret Memorial, Inc.:
Deseret Mortuary(1)	36 East 700 South
	Salt Lake City, Utah	1991	2	2	36,300

Lakehills Mortuary(2)	10055 South State St.
	Sandy, Utah	1991	2	1	18,000

Cottonwood Mortuary(1)(2)	4670 South Highland Dr.
	Holladay, Utah	1991	2	1	14,500

(1)
As of December 31, 2013, there were mortgages of approximately $612,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park and Lake Hills Cemetery.

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

Since the reserve account was established, funds have been paid from the account to indemnify $4,281,000 in alleged losses from 31 mortgage loans that were among 55 mortgage loans with alleged breaches that were covered by the Indemnification Agreement and ten other mortgage loans with alleged breaches. In the last monthly billing statement dated April 24, 2011 to SecurityNational Mortgage, Lehman Brothers Holdings Inc. (“Lehman Holdings”) claimed that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement.

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $-0-, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  As of December 31, 2013, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

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

On February 27, 2013, SecurityNational Mortgage’s motion for summary judgment against Lehman Bank and Aurora Loan Services and the related cross motion were heard by Judge David Nuffer of the United States District Court for the District of Utah. After an extensive hearing, Judge Nuffer requested that the parties prepare findings of fact in accordance with the Court’s earlier promulgated findings as modified at the hearing, and that each party submit proposed conclusions of law related to the motions. Judge Nuffer also said that he may request a further hearing on the matter. The motion and cross motion are under advisement. SecurityNational Mortgage’s motion in the Lehman Holdings case has been reset for hearing on April 22, 2014 before Judge Ted Stewart of the United States District Court for the District of Utah, with a trial, as may be necessary, set for August 11, 2014.

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which if adversely determined, would have a material adverse effect on its financial condition or results of operation.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Security Holder Matters, and Issuer Purchases of Equity Securities

The Company’s Class A common stock trades on The Nasdaq National Market under the symbol “SNFCA.” Prior to August 13, 1987, there was no active public market for the Class A and Class C common stock. As of March 26, 2014, the closing sales price of the Class A common stock was $4.16 per share. The following were the high and low market closing sales prices for the Class A common stock by quarter as reported by Nasdaq since January 1, 2012:

	Price Range (1)
	High	Low
Period (Calendar Year)
2012
First Quarter	$1.54	$1.13
Second Quarter	$2.21	$1.32
Third Quarter	$4.22	$2.09
Fourth Quarter	$9.51	$3.92

2013
First Quarter	$13.74	$6.45
Second Quarter	$8.73	$5.64
Third Quarter	$6.33	$5.21
Fourth Quarter	$5.73	$4.37

2014
First Quarter (through March 26, 2014)	$4.79	$3.85

 (1) Sales prices have been adjusted retroactively for the effect of annual stock dividends.

The Class C common stock is not registered or traded on a national exchange. See Note 11 of the Notes to Consolidated Financial Statements.

The Company has never paid a cash dividend on its Class A or Class C common stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C common stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C common stock has been paid each year from 1990 through 2013.

The graph below compares the cumulative total stockholder return of the Company’s Class A common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance Index for the period from December 31, 2009 through December 31, 2013. The graph assumes that the value of the investment in the Company’s Class A common stock and in each of the indexes was 100 at December 31, 2009 and that all dividends were reinvested.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company’s Class A common stock.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
SNFC	100	59	50	283	163
S & P 500	100	113	113	128	166
S & P Insurance	100	114	103	131	175

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

As of December 31, 2013, there were 3,695 record holders of Class A common stock and 99 record holders of Class C common stock.

Item 6.  Selected Financial Data - The Company and Subsidiaries (Consolidated)

The following selected financial data is for each of the five years ended December 31, 2013, and is derived from the audited consolidated financial statements. The data as of December 31, 2013 and 2012, and for the three years ended December 31, 2013, should be read in conjunction with the consolidated financial statements, related notes and other financial information.

Consolidated Statement of Earnings Data:

	Year Ended December 31
	2013	2012(2)	2011(1)	2010	2009
Revenue
Premiums	$50,472,000	$48,216,000	$48,457,000	$38,509,000	$38,394,000
Net investment income	20,354,000	21,916,000	18,570,000	18,262,000	19,915,000
Net mortuary and cemetery sales	12,000,000	10,865,000	10,761,000	11,520,000	11,974,000
Realized gains on investments	1,418,000	1,425,000	2,464,000	1,615,000	1,223,000
Other than temporary impairments	(336,000)	(1,208,000)	(841,000)	(674,000)	(326,000)
Mortgage fee income	128,801,000	151,887,000	79,046,000	97,697,000	144,275,000
Other	2,606,000	1,159,000	1,110,000	1,582,000	1,415,000
Total revenues	215,315,000	234,260,000	159,567,000	168,511,000	216,870,000

Expenses
Policyholder benefits	48,130,000	45,681,000	46,204,000	37,947,000	37,369,000
Amortization of deferred policy acquisition costs	5,182,000	5,450,000	5,769,000	4,431,000	5,693,000
Selling, general and administrative expenses	147,406,000	156,310,000	102,513,000	122,217,000	161,785,000
Interest expense	2,854,000	3,744,000	1,961,000	2,779,000	3,326,000
Cost of goods and services of the mortuaries and cemeteries	1,919,000	1,724,000	1,883,000	2,226,000	2,349,000
Total benefits and expenses	205,491,000	212,909,000	158,330,000	169,600,000	210,522,000
Earnings (loss) before income taxes	9,824,000	21,351,000	1,237,000	(1,089,000)	6,348,000
Income tax benefit (expense)	(2,238,000)	(4,639,000)	62,000	658,000	(2,574,000)
Net earnings (loss)	$7,586,000	$16,712,000	$1,299,000	$(431,000)	$3,774,000

Net earnings (loss) per common share (3)	$0.65	$1.55	$0.12	$(0.04)	$0.36
Weighted average outstanding common shares (3)	11,751,000	10,813,000	10,572,000	10,366,000	10,346,000
Net earnings (loss) per common share-assuming dilution (3)	$0.61	$1.47	$0.12	$(0.04)	$0.36

Weighted average outstanding common shares-assuming dilution (3)	12,338,000	11,384,000	10,685,000	10,366,000	10,349,000

Balance Sheet Data:

	December 31
	2013	2012(2)	2011(1)	2010	2009
Assets
Investments and restricted assets	$391,523,000	$356,446,000	$337,625,000	$281,262,000	$304,618,000
Cash	38,203,000	33,494,000	15,583,000	37,244,000	37,761,000
Receivables	88,832,000	111,157,000	87,252,000	71,035,000	50,125,000
Other assets	100,199,000	96,120,000	82,591,000	77,471,000	79,523,000
Total assets	$618,757,000	$597,217,000	$523,051,000	$467,012,000	$472,027,000

Liabilities
Policyholder benefits	$457,304,000	$443,388,000	$388,538,000	$351,563,000	$342,574,000
Bank & other loans payable	18,289,000	11,910,000	25,019,000	7,066,000	8,940,000
Cemetery & mortuary liabilities	13,176,000	13,412,000	13,140,000	13,192,000	13,382,000
Cemetery perpetual care obligation	3,266,000	3,153,000	2,983,000	2,854,000	2,756,000
Other liabilities	38,971,000	45,542,000	32,140,000	32,408,000	44,570,000
Total liabilities	531,006,000	517,405,000	461,820,000	407,083,000	412,222,000

Stockholders’ equity	87,751,000	79,812,000	61,231,000	59,929,000	59,805,000
Total liabilities and
stockholders’ equity	$618,757,000	$597,217,000	$523,051,000	$467,012,000	$472,027,000

(1) Includes the assumption reinsurance of North America Life Insurance Company in March 2011.
(2) Includes the coinsurance with Mothe Life Insurance Company and DLE Life Insurance Company in November 2012.
(3) Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s operations over the last several years generally reflect three trends or events which the Company expects to continue: (i) increased attention to “niche” insurance products, such as the Company’s funeral plan policies and traditional whole life products; (ii) emphasis on cemetery and mortuary business; and (iii) capitalizing on relatively low interest rates by originating mortgage loans.

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

The following table shows the financial results for the Company’s insurance operations for the years ended December 31, 2013, 2012 and 2011.  See Note 14 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2013	2012	2013 vs 2012 % Increase (Decrease)	2011	2012 vs 2011 % Increase (Decrease)
Revenues from external customers
Insurance premiums	$50,472	$48,216	5%	$48,457	0%
Net investment income	15,878	16,617	(4%)	15,855	5%
Revenues from loan originations	851	1,334	(36%)	1,441	(7%)
Other	1,604	690	132%	1,468	(53%)
Total	$68,805	$66,857	3%	$67,221	(1%)
Intersegment revenue	$7,220	$7,571	(5%)	$5,833	30%
Earnings before income taxes	$2,868	$4,591	(34%)	$2,698	70%

Intersegment revenues for the Company’s insurance operations are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in 2013 has decreased due to decreases in net investment income, decreases in intersegment revenues, decreases in loan origination revenue and increases in expenses.

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

Reinsurance Terminated with North America Life Insurance Company

On December 1, 2013, in accordance with the terms of the Coinsurance Agreement, Security National Life, through TransWestern Life Insurance Company (“Trans-Western Life”), recaptured additional policies of Trans-Western Life from North American Life Insurance Company (“North American Life”).  On December 10, 2013, pursuant to the Coinsurance Agreement, North America Life paid $2,500,000, less a ceding commission of $34,000 to Security National Life. On February 13, 2014, in accordance with the terms of the Coinsurance Agreement, Security National Life, through Trans Western Life, recaptured the remaining policies of Trans-Western Life from North American Life. Pursuant to the Coinsurance Agreement, North America Life paid $4,684,000 less a ceding commission of $57,000 to Security National Life, and the Reinsurance Agreement between Trans Western Life and North America Life was terminated.

Cemetery and Mortuary Operations

The Company sells mortuary services and products through its seven mortuaries in Salt Lake County, Utah and one mortuary in Phoenix, Arizona. The Company also sells cemetery products and services through its five cemeteries in Salt Lake City, Utah and one cemetery in San Diego County, California. Cemetery land sales and at-need product sales and services are recognized as revenue at the time of sale or when the services are performed. Pre-need cemetery product sales are deferred until the merchandise is delivered and services performed.

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

The following table shows the condensed financial results for the Company’s cemetery and mortuary operations for the years ended December 31, 2013, 2012 and 2011.  See Note 14 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2013	2012	2012 vs 2011 % Increase (Decrease)	2011	2012 vs 2011 % Increase (Decrease)
Revenues from external customers
Mortuary revenues	$5,081	$4,567	11%	$4,864	(6%)
Cemetery revenues	6,919	6,297	10%	5,897	7%
Realized gains on investments and other assets	16	9	78%	868	(99%)
Other	364	470	(23%)	308	53%
Total	$12,380	$11,343	9%	$11,937	(5%)
Earnings (Losses) before income taxes	$223	$219	2%	$461	(52%)

The realized gain in the Company’s cemetery and mortuary operations in 2011 was due to the sale of Greer-Wilson Funeral Home and Crystal Rose Funeral Home. Included in other revenue was rental income from residential and commercial properties purchased from Security National Life. Memorial Estates used financing provided by Security National Life to purchase these properties. The rental income was offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates recorded depreciation on these properties of $1,042,000, $1,029,000 and $1,025,000 for the twelve months ended December 31, 2013, 2012 and 2011, respectively.

Mortgage Operations

Approximately 62% of the Company’s revenues for the fiscal year 2013 were through its wholly owned subsidiaries, SecurityNational Mortgage Company and Green Street Mortgage Services, Inc., which was incorporated on May 16, 2012. Both mortgage subsidiaries are mortgage lenders incorporated under the laws of the State of Utah, and are approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage and Green Street obtain loans from their retail offices and independent brokers and pay a commission to brokers for loans that are funded by them. Mortgage loans originated by the Company’s mortgage subsidiaries are funded from internal cash flows, including loan purchase agreements from Security National Life Insurance Company, its wholly owned subsidiary, and unaffiliated financial institutions.

SecurityNational Mortgage and Green Street Mortgage receive fees from the borrowers and secondary fees from third party investors that purchase their loans. Loans originated by SecurityNational Mortgage and Green Street Mortgage are generally sold with mortgage servicing rights released to third party investors. However, since the second quarter of 2012, SecurityNational Mortgage has sold, but retained mortgage servicing rights on approximately 30% of its origination volume. These loans are serviced by an approved third party servicer. For the twelve months ended December 31, 2013, 2012 and 2011, SecurityNational Mortgage originated and sold 11,484 loans ($2,147,040,000 total volume), 13,392 loans ($2,451,843,000 total volume), and 8,100 loans ($1,407,212,000 total volume), respectively. For the twelve months ended December 31, 2013, Green Street Mortgage originated and sold seven loans ($1,731,000 total volume). Green Street Mortgage did not originate and sell any mortgage loans prior to January 1, 2013.

The Company’s wholly owned subsidiary, SecurityNational Mortgage, has entered into loan purchase agreements to sell mortgage loans to two unaffiliated warehouse banks.  On August 6, 2012, SecurityNational Mortgage and Wells Fargo Bank, N.A. (“Wells Fargo”) agreed to an amendment to their loan purchase agreement to increase the amount of the warehouse line available to fund mortgage loans originated by SecurityNational Mortgage from $55,000,000 to $75,000,000.

On October 26, 2012, SecurityNational Mortgage and UBS Real Estate Securities, Inc. (“UBS”) agreed to an amendment to their loan purchase agreement to increase the amount of the warehouse line available to fund mortgage loans originated by SecurityNational Mortgage from $30,000,000 to $40,000,000.

Generally, when mortgage loans are sold to the warehouse banks, the Company is no longer obligated to pay the amounts outstanding on the mortgage loans, but is required to pay a fee in the form of interest on a portion of the mortgage loans between the date the loans are sold to warehouse banks and the settlement date with the third party investors. The terms of the loan purchase agreements are typically for one year, with interest accruing on a portion of the mortgage loans at annual rates ranging from 2.5% to 2.75% over the 30-day LIBOR rate.

The following table shows the condensed financial results for the Company’s mortgage operations for the years ended 2013, 2012 and 2011.  See Note 14 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2013	2012	2013 vs 2012 % Increase (Decrease)	2011	2012 vs 2011 % Increase (Decrease)
Revenues from external customers:
Revenues from loan originations	$104,111	$120,749	(14%)	$64,415	87%
Secondary gains from investors	23,839	29,804	(20%)	13,190	126%
Total	$127,950	$150,553	(15%)	$77,605	94%
Earnings (Losses) before income taxes	$7,107	$16,542	(57%)	$(1,922)	961%

The decrease in earnings for the Company’s mortgage operations for the twelve months ended December 31, 2013 as compared to December 31, 2012 was due to lower secondary gains on mortgage loans sold to investors and the decline in refinance activity as a result of the increase in mortgage loan interest rates in 2013.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses decrease. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses in years ended December 31, 2013 and 2012 were $1,846,000 and $4,053,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2013 and 2012, the balances were $5,507,000 and $6,035,000, respectively.

Settlement with Wells Fargo

On April 7, 2011, SecurityNational Mortgage entered into a settlement agreement with Wells Fargo Funding, Inc. (“Wells Fargo Funding”). The settlement agreement provides that it is intended to be a pragmatic commercial accommodation between SecurityNational Mortgage and Wells Fargo Funding and is not to be construed as an admission of responsibility, liability or fault for either party’s claims. Under the terms of the settlement agreement, SecurityNational Mortgage paid an initial settlement amount to Wells Fargo Funding in the amount of $4,300,000.

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser, including Wells Fargo Funding, and pay such amounts to Wells Fargo Funding. SecurityNational Mortgage is additionally required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 27 real estate properties with a total book value as of December 31, 2013 of $4,735,000.

In consideration for SecurityNational Mortgage making the initial settlement payment to Wells Fargo Funding, Wells Fargo Funding and related parties, including Wells Fargo Bank, released SecurityNational Mortgage and related parties, including the Company and Security National Life, from any claims, demands, damages, obligations, liabilities, or causes of action relating to residential mortgage loans that Wells Fargo Funding purchased from SecurityNational Mortgage prior to December 31, 2009.  Similarly, SecurityNational Mortgage released Wells Fargo Funding and its related parties from any claims, demands, damages, obligations, liabilities, or causes of actions relating to residential mortgage loans that Wells Fargo Funding purchased from SecurityNational Mortgage prior to December 31, 2009.

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

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $5,502,000 as of December 31, 2013 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

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

JP Morgan Chase Indemnification Demand

The Company and its wholly owned subsidiary, SecurityNational Mortgage, received a notice of claim for indemnification dated December 21, 2011, from JP Morgan Chase & Co. (“JP Morgan Chase”) on behalf of EMC Mortgage, LLC (“EMC Mortgage”), relating to 21 mortgage loans that EMC Mortgage allegedly purchased as a third party investor from SecurityNational Mortgage.  The notice also referenced a guaranty agreement, dated February 23, 2006, by the Company for the benefit of EMC Mortgage.  The indemnification notice additionally stated that EMC Mortgage had been named in a lawsuit by the Bear Stearns Mortgage Funding Trust 2007-AR2 (the “Trust”), which was filed on September 13, 2011 in the Delaware Court of Chancery.

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

The indemnification notice from JP Morgan Chase further alleged that the Company and SecurityNational Mortgage are required to indemnify EMC Mortgage for any of its losses arising from the lawsuit that the Trust brought against EMC based upon allegedly untrue statements of material fact related to information that was provided by SecurityNational Mortgage. To the extent the claims in the complaint relate to the 21 mortgage loans that SecurityNational Mortgage allegedly sold to EMC Mortgage, the Company believes it has significant defenses to such claims. The Company intends to vigorously defend itself and SecurityNational Mortgage in the event that JP Morgan Chase were to bring any legal action to require the Company or SecurityNational Mortgage to indemnify it for any loss, liability or expense in connection with the lawsuit that the Trust has brought against EMC Mortgage.

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

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $-0-, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  As of December 31, 2013, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

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

On February 27, 2013, SecurityNational Mortgage’s motion for summary judgment against Lehman Bank and Aurora Loan Services and the related cross motion were heard by Judge David Nuffer of the United States District Court for the District of Utah. After an extensive hearing, Judge Nuffer requested that the parties prepare findings of fact in accordance with the Court’s earlier promulgated findings as modified at the hearing, and that each party submit proposed conclusions of law related to the motions. Judge Nuffer also said that he may request a further hearing on the matter. The motion and cross motion are under advisement. SecurityNational Mortgage’s motion in the Lehman Holdings case has been reset for hearing on April 22, 2014 before Judge Ted Stewart of the United States District Court for the District of Utah, with a trial, as may be necessary, set for August 11, 2014.

Significant Accounting Policies

The following is a brief summary of our significant accounting policies and a review of our most critical accounting estimates. See Note 1 of the Notes to Consolidated Financial Statements.

Insurance Operations

In accordance with generally accepted accounting principles in the United States of America (GAAP), premiums and considerations received for interest sensitive products such as universal life insurance and ordinary annuities are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for these products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses.

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

Pre-need sales of cemetery interment rights (cemetery burial property), including revenue and costs associated with the sales of pre-need cemetery interment rights, are recognized in accordance with the retail land sales provisions of generally accepted accounting principles in the United States (GAAP). Under GAAP, recognition of revenue and associated costs from constructed cemetery property must be deferred until a minimum percentage of the sales price has been collected. Revenues related to the pre-need sale of unconstructed cemetery property will be deferred until such property is constructed and meets the criteria of GAAP, described above.

Pre-need sales of cemetery merchandise (primarily markers and vaults), including revenue and costs associated with the sales of pre-need cemetery merchandise, are deferred until the merchandise is delivered.

Pre-need sales of cemetery services (primarily merchandise delivery and installation fees and burial opening and closing fees), including revenue and costs associated with the sales of pre-need cemetery services, are deferred until the services are performed.

Prearranged funeral and pre-need cemetery customer obtaining costs, including costs incurred related to obtaining new pre-need cemetery and prearranged funeral business are accounted for under the guidance of the provisions of GAAP related to Financial Services - Insurance. Obtaining costs, which include only costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral business, are deferred until the merchandise is delivered or services are performed.

Revenues and costs for at-need sales are recorded when a valid contract exists, the services are performed, collection is reasonably assured, and there are no significant obligations remaining.

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

The Company must determine that all three sales criteria are met at the time a mortgage loan is funded. All rights and title to the mortgage loans are assigned to unrelated financial institution investors, including investor commitments for the loans made prior to warehouse banks purchasing the loans under the purchase commitments. As of December 31, 2013, there was $115,806,000 in mortgage loans in which settlements with third party investors were still pending.

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

Loan purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled. Depending on market conditions, these commitment settlement dates can be extended at a cost to the Company. Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount. The Company’s historical data shows that 99% of all loans originated are generally settled by the investors as agreed within 16 days after delivery. There are situations, however, when the Company determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in its best interest to repurchase those loans from the warehouse banks.

It is the Company’s policy to cure any documentation problems regarding such loans at a minimal cost for up to a six-month time period and to pursue efforts to enforce loan purchase commitments from third-party investors concerning the loans. The Company believes that six months allows adequate time to remedy any documentation issues, to enforce purchase commitments, and to exhaust other alternatives. Remedial methods include the following:

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

Determining lower of cost or market. Cost is equal to the amount paid to the warehouse bank and the amount originally funded by the Company. Market value, while often difficult to determine, is based on the following guidelines:

•	For loans that have an active market, the Company uses the market price on the repurchase date.
•	For loans where there is no market but there is a similar product, the Company uses the market value for the similar product on the repurchase date.
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

As of December 31, 2013, the Company’s long term mortgage loan portfolio consisted of $12,424,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $6,492,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $12,424,000 in mortgage loans with delinquencies more than 90 days. During the twelve months ended December 31, 2013 and 2012, the Company increased its allowance for mortgage losses by $221,000 and $434,000, respectively, which was charged to bad debt expense and included in selling, general and administrative expenses for the period. The allowances for mortgage loan losses as of December 31, 2013 and 2012 were $1,652,000 and $4,240,000, respectively.

Also at December 31, 2013, the Company had foreclosed on a total of $59,831,000 in long term mortgage loans, of which $3,930,000 of the loans foreclosed were reclassified as other real estate held for investment during 2013. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its life, cemeteries and mortuaries, and mortgage subsidiary, and will rent the properties until it is deemed economically desirable to sell them.

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

When a mortgage loan is past due more than 90 days, the Company, where appropriate, sets up an allowance to approximate the excess of the carrying value of the mortgage loan over the estimated fair value of the underlying real estate collateral. Once a loan is past due more than 90 days the Company does not accrue any interest income and proceeds to foreclose on the real estate. All expenses for foreclosure are expensed as incurred. Once foreclosed the carrying value will approximate its fair value and the amount will be classified as real estate owned. The Company carries the foreclosed property in Security National Life, Memorial Estates and SecurityNational Mortgage, its life, cemeteries and mortuaries, and mortgage subsidiary, and will rent the properties until it is deemed desirable to sell them. The Company is currently able to rent properties at a 2% to 8% gross return.

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

Deferred Compensation

The Company has deferred compensation agreements with several of its current and past executive officers. The deferred compensation is payable upon retirement or death of these individuals either in annual installments (ten years) or a lump sum settlement, if approved by the Board of Directors. The Company has accrued the present value of these benefits based upon their future retirement dates and other factors, on its consolidated financial statements.

Depreciation

Depreciation is calculated principally on the straight-line-method over the estimated useful lives of the assets, which range from 3 to 40 years. Leasehold improvements are amortized over the lesser of the useful life or remaining lease terms.

Captive Insurance

This Company belongs to a captive insurance group for certain casualty insurance, workers compensation and liability programs. Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the insurance liabilities and related reserves, the captive insurance management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided independent third-party actuaries. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since captive insurance management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date.

Results of Consolidated Operations

2013 Compared to 2012

Total revenues decreased by $18,945,000, or 8.1%, to $215,315,000 for fiscal year 2013 from $234,260,000 for the fiscal year 2012. Contributing to this decrease in total revenues was a $23,087,000 decrease in mortgage fee income and a $1,562,000 decrease in net investment income. This decrease in total revenues was partially offset by a $2,256,000 increase in insurance premiums and other considerations, a $1,447,000 increase in other revenues, a $1,136,000 increase in net cemetery and mortuary sales, and an $871,000 decrease in other than temporary impairments.

Insurance premiums and other considerations increased by $2,256,000, or 4.7%, to $50,472,000 for 2013, from $48,216,000 for the comparable period in 2012. This increase was due to an increase in first year premiums as a result of increased insurance sales in 2013.

Net investment income decreased by $1,562,000, or 7.1%, to $20,354,000 for 2013, from $21,916,000 for the comparable period in 2012. This decrease was primarily attributable to a $3,103,000 increase in investment expenses, an $877,000 decrease in interest from mortgage loans, a $53,000 decrease in equity securities income, and a $31,000 decrease in policy loans income. This decrease was partially offset by a $1,731,000 increase in income from real estate, a $535,000 increase in fixed maturity securities income, and a $236,000 increase in income from short-term investments.

Net cemetery and mortuary sales increased by $1,136,000, or 10.5%, to $12,000,000 for 2013, from $10,864,000 for the comparable period in 2012. This increase was primarily due to a $622,000 increase in cemetery pre-need and at-need sales, and a $514,000 increase in mortuary at-need sales.

Realized gains on investments and other assets decreased by $6,000, or 0.5%, to $1,418,000 in realized gains for 2013, from $1,424,000 in realized gains for the comparable period in 2012. This decrease in realized gains and losses on investments and other assets was primarily due to a $410,000 decrease in gains and losses on fixed maturity securities held to maturity. This decrease was partially offset by a $252,000 increase in gains and losses on other assets, and a $152,000 increase in gains and losses on marketable securities.

Other than temporary impairments on investments decreased by $871,000, or 72.2%, to $336,000 for 2013 from $1,207,000 for the comparable period in 2012. This decrease was due to a $679,000 decrease in impairments on real estate held for investment and mortgage loans, a $147,000 decrease in impairments on marketable securities, and a $45,000 decrease in impairments on fixed maturity securities held to maturity.

Mortgage fee income decreased by $23,087,000, or 15.2%, to $128,801,000 for 2013, from $151,888,000 for the comparable period in 2012. This decrease was primarily attributable to lower secondary gains from mortgage loans sold to investors and the decline in refinance activity as a result of the increase in mortgage loan rates in 2013.

Other revenues increased by $1,447,000, or 124.9%, to $2,606,000 for 2013 from $1,159,000 for the comparable period in 2012. This increase was due to an increase in mortgage servicing revenues.

Total benefits and expenses were $205,491,000, or 95.3% of total revenues, for 2013, as compared to $212,909,000, or 90.9% of total revenues, for the comparable period in 2012.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $2,449,000, or 5.4%, to $48,130,000 for 2013, from $45,681,000 for the comparable period in 2012. This increase was primarily the result of a $3,771,000 increase in death benefits, a $518,000 increase in surrender and other policy benefits offset by a $1,840,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $267,000, or 4.9%, to $5,182,000 for 2013, from $5,449,000 for the comparable period in 2012. This decrease was primarily due to improved persistency in the traditional life and universal life lines of business.

Selling, general and administrative expenses decreased by $8,903,000, or 5.7%, to $147,407,000 for 2013, from $156,310,000 for the comparable period in 2012. This decrease was primarily the result of a decrease in mortgage loan originations by SecurityNational Mortgage, which was attributed to the decline in refinance activity as a result of the increase in mortgage loan rates in 2013. Commission expenses decreased by $17,861,000, from $83,840,000 in 2012 to $65,979,000 in 2013 as a result of the decline in refinance activity in 2013. Costs related to funding mortgage loans decreased by $296,000, from $6,931,000 in 2012 to $6,635,000 in 2013 as a result of the decline in refinance activity in 2013. Provision for loan losses decreased by $2,488,000, from $4,239,000 in 2012 to $1,751,000 in 2013.

The decreases in selling, general and administrative expenses were partially offset by an increase in salaries of $5,921,000, from $27,099,000 in 2012 to $33,020,000 in 2013, primarily due to an increase in the number of employees. Other expenses increased by $5,821,000, from $34,200,000 in 2012 to $40,021,000 in 2013 primarily due to an increase in mortgage servicing fees.

Interest expense decreased by $890,000, or 23.8%, to $2,854,000 for 2013, from $3,744,000 for the comparable period in 2012. This decrease was primarily due to reduction in outstanding balances on warehouse lines of credit used to fund mortgage loans.

Cost of goods and services sold of the cemeteries and mortuaries increased by $195,000, or 11.3%, to $1,919,000 for 2013, from $1,724,000 for the comparable period in 2012. This increase was primarily due to an increase in mortuary at-need sales and an increase in cemetery pre-need and at-need sales.

Other comprehensive income for the years ended December 31, 2013 and December 31, 2012 amounted to a loss of $716,000 and a gain of $1,280,000, respectively. This decrease of $1,996,000 in 2013 was primarily the result of a loss of $1,873,000 in derivatives related to mortgage loans and a $123,000 unrealized loss in marketable securities.

2012 Compared to 2011

Total revenues increased by $74,693,000, or 46.8%, to $234,260,000 for fiscal year 2012 from $159,567,000 for the fiscal year 2011. Contributing to this increase in total revenues was a $72,842,000 increase in mortgage fee income, a $3,345,000 increase in net investment income, a $103,000 increase in net cemetery and mortuary sales, and a $50,000 increase in other revenues.  This increase in total revenues was partially offset by a $1,039,000 decrease in realized gains on investments and other assets, a $367,000 increase in other than temporary impairments, and a $241,000 decrease in insurance premiums and other considerations.

Insurance premiums and other considerations decreased by $241,000, or 0.5%, to $48,216,000 for 2012, from $48,457,000 for the comparable period in 2011. This decrease was primarily due to a decrease in renewal premiums due to the decline of older blocks of business, which was offset by an increase in first year premiums due to increased insurance sales.

Net investment income increased by $3,245,000, or 18.0%, to $21,915,000 for 2012, from $18,570,000 for the comparable period in 2011. This increase was primarily attributable to a $2,461,000 increase in income from short-term investments, a $1,186,000 increase in income from real estate, a $378,000 decrease in investment expenses, and a $21,000 increase in interest on mortgage loans on real estate. This increase was partially offset by a $32,000 decrease in fixed maturity securities income, an $8,000 decrease in equity securities income, and a $5,000 decrease in policy loans income.

Net cemetery and mortuary sales increased by $103,000, or 1.0%, to $10,864,000 for 2012, from $10,761,000 for the comparable period in 2011. This increase was primarily due to a $400,000 increase in cemetery pre-need and at-need sales, which was offset by a $297,000 decrease in mortuary at-need sales.

Realized gains on investments and other assets decreased by $1,039,000, or 42.2%, to $1,425,000 in realized gains for 2012, from $2,464,000 in realized gains for the comparable period in 2011. This decrease in realized gains and losses on investments and other assets was primarily due to the one-time gain of $887,000 on the sale of Greer-Wilson Funeral Home and Crystal Rose Funeral Home that occurred in 2011, a $310,000 decrease in gains and losses on fixed maturity securities held to maturity, and an $85,000 decrease in gains and losses on marketable securities.

Other than temporary impairments on investments increased by $367,000, or 43.6%, to $1,208,000 for 2012 from $841,000 for the comparable period in 2011. This increase was due to a $195,000 increase in impairments on marketable securities, a $95,000 increase in impairments on mortgage loans, a $40,000 increase in impairments on fixed maturity securities held to maturity, and a $37,000 increase in impairments on real estate held for investment.

Mortgage fee income increased by $72,842,000, or 92.2%, to $151,888,000 for 2012, from $79,046,000 for the comparable period in 2011. This increase was primarily attributable to an increase in secondary gains on mortgage loans sold to investors and an increase in mortgage loan volume due to the expansion of the retail operations of SecurityNational Mortgage, including the opening of additional retail loan offices.

Other revenues increased by $50,000, or 4.5%, to $1,159,000 for 2012 from $1,109,000 for the comparable period in 2011. This increase was due to an increase in miscellaneous revenues throughout the Company's operations.

Total benefits and expenses were $212,909,000, or 90.9% of total revenues, for 2012, as compared to $158,331,000, or 99.2% of total revenues, for the comparable period in 2011.

Death benefits, surrenders and other policy benefits, and future policy benefits decreased by an aggregate of $523,000, or 1.1%, to $45,681,000 for 2012, from $46,204,000 for the comparable period in 2011. This increase was primarily the result of a $93,000 increase in death benefits, a $207,000 increase in surrender and other policy benefits, which was offset by an $823,000 decrease in future policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $320,000, or 5.5%, to $5,449,000 for 2012, from $5,769,000 for the comparable period in 2011. This decrease was primarily due to improved persistency in the traditional life and universal life lines of business.

Selling, general and administrative expenses increased by $53,796,000, or 52.5%, to $156,310,000 for 2012, from $102,514,000 for the comparable period in 2011. This increase was primarily the result of the expansion of the retail loan operations of SecurityNational Mortgage, including the opening of additional retail loan offices in 2012. Commission expenses increased by $36,325,000, from $47,515,000 in 2011 to $83,840,000 in 2012 as a result of the expansion of the retail loan operations of SecurityNational Mortgage. Salaries increased by $4,621,000, from $22,478,000 in 2011 to $27,099,000 in 2012, primarily due to an increase in the number of employees and the expansion of the retail loan operations of SecurityNational Mortgage.

Costs related to funding mortgage loans increased by $2,691,000, from $4,240,000 in 2011 to $6,931,000 in 2012 as a result of the expansion of the retail loan operations of SecurityNational Mortgage. Provision for loan losses increased by $2,169,000, from $2,070,000 in 2011 to $4,239,000 in 2012. Other expenses increased by $7,990,000, from $26,210,000 in 2011 to $34,200,000 in 2012.

Interest expense increased by $1,783,000, or 90.9%, to $3,744,000 for 2012, from $1,961,000 for the comparable period in 2011. This increase was primarily due to an increase in the outstanding balances on warehouse lines of credit used to fund mortgage loans.

Cost of goods and services sold of the cemeteries and mortuaries decreased by $159,000, or 8.4%, to $1,724,000 for 2012, from $1,883,000 for the comparable period in 2011. This decrease was primarily due to a decrease in mortuary at-need sales, which was partially offset by an increase in cemetery pre-need and at-need sales.

Other comprehensive income for the years ended December 31, 2012 and December 31, 2011 amounted to gains of $1,280,000 and a loss of $534,000, respectively. This increase of $1,814,000 in 2012 was primarily the result a $1,503,000 increase in unrealized gains in marketable securities and a gain of $311,000 in derivatives related to mortgage loans.

Risks

The following is a description of the most significant risks facing the Company and how it mitigates those risks:

Legal and Regulatory Risks. The risk that changes in the legal or regulatory environment in which the Company operates will create additional expenses and risks not anticipated by the Company in developing and pricing its products. Regulatory initiatives designed to reduce insurer profits, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the consolidated financial statements. In addition, changes in tax law with respect to mortgage interest deductions or other public policy or legislative changes may affect the Company’s mortgage sales. Also, the Company may be subject to further regulations in the cemetery and mortuary business. The Company mitigates these risks by offering a wide range of products and by diversifying its operations, thus reducing its exposure to any single product or jurisdiction, and also by employing underwriting practices that identify and minimize the adverse impact of such risks.

Mortgage Industry Risks. Developments in the mortgage industry and credit markets can adversely affect the Company’s ability to sell its mortgage loans to investors, which can impact the Company’s financial results by requiring it to assume the risk of holding and servicing any unsold loans.

The mortgage loan loss reserve is an estimate of probable losses at the balance sheet date that the Company will realize in the future on mortgage loans sold to third party investors. The Company’s mortgage subsidiaries may be required to reimburse third party investors for costs associated with early payoff of loans within the first six months of such loans and to repurchase loans where there is a default in any of the first four monthly payments to the investors or, in lieu of repurchase, to pay a negotiated fee to the investors. The Company’s estimates are based upon historical loss experience and the best estimate of the probable loan loss liabilities.

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The Company accrues a monthly allowance for indemnification losses to investors based on its historical experience. The amounts accrued for loan losses in years ended December 31, 2013, 2012 and 2011 were $1,846,000, $4,053,000 and $1,668,000, respectively, and the charge to expense has been included in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2013 and 2012, the balances were $5,507,000 and $6,035,000, respectively. The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of December 31, 2013. There is a risk, however, that future loan losses may exceed the loan loss reserves and allowances.

As of December 31, 2013, the Company’s long term mortgage loan portfolio consisted of $12,424,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $6,492,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $12,424,000 in mortgage loans with delinquencies more than 90 days. During the twelve months ended December 31, 2013 and 2012, the Company increased its allowance for mortgage losses by $221,000 and $434,000, respectively, which was charged to bad debt expense and included in selling, general and administrative expenses for the period. The allowances for mortgage loan losses as of December 31, 2013 and 2012 were $1,652,000 and $4,240,000, respectively.

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

The total amount of potential claims and losses by third party investors is difficult to determine.  The Company has reserved and accrued $5,507,000 as of December 31, 2013 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

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

Interest Rate Risk. The risk that interest rates will change which may cause a decrease in the value of the Company’s investments or impair the ability of the Company to market its mortgage and cemetery/mortuary products. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. The Company mitigates this risk by charging fees for non-conformance with certain policy provisions, by offering products that transfer this risk to the purchaser, and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, the Company might have to borrow funds or sell assets prior to maturity and potentially recognize a loss on the sale.

Mortality and Morbidity Risks. The risk that the Company’s actuarial assumptions may differ from actual mortality and morbidity experiences may cause the Company’s products to be underpriced, may cause the Company to liquidate insurance or other claims earlier than anticipated and other potentially adverse consequences to the business. The Company minimizes this risk through sound underwriting practices, asset and liability duration matching, and sound actuarial practices.

Estimates.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Liquidity and Capital Resources

The Company’s life insurance subsidiaries and cemetery and mortuary subsidiaries realize cash flow from premiums, contract payments and sales on personal services rendered for cemetery and mortuary business, from interest and dividends on invested assets, and from the proceeds from the maturity of held to maturity investments or sale of other investments. The mortgage subsidiaries realize cash flow from fees generated by originating and refinancing mortgage loans and interest earned on mortgages sold to investors. The Company considers these sources of cash flow to be adequate to fund future policyholder and cemetery and mortuary liabilities, which generally are long-term, and adequate to pay current policyholder claims, annuity payments, expenses on the issuance of new policies, the maintenance of existing policies, debt service, and to meet current operating expenses.

During the twelve months ended December 31, 2013 and 2012, the Company's operations provided cash of $36,652,000 and $22,416,000, respectively. This was due primarily to a $15,668,000 decrease in 2013 and an $18,808,000 increase in 2012 in the balance of mortgage loans sold to investors.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $142,854,000 as of December 31, 2013 compared to $127,939,000 as of December 31, 2012. This represents 37.3% and 36.9% of the total investments as of December 31, 2013, and  2012, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At December 31, 2013, 4.6% (or $6,621,000) and at December 31, 2012, 3.4% (or $4,392,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

The Company has classified certain of its fixed income securities, including high-yield securities, in its portfolio as available for sale, with the remainder classified as held to maturity. However, in accordance with Company policy, any such securities purchased in the future will be classified as held to maturity. Notwithstanding, business conditions may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event, the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

See Note 2 of the Notes to Consolidated Financial Statements for the schedule of the maturity of fixed maturity securities and for the schedule of principal payments for mortgage loans on real estate and construction loans held for investment.

If market conditions were to cause interest rates to change, the market value of the Company’s fixed income portfolio, which includes bonds, preferred stock, and mortgage loans, could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps
Change in Market Value	$24,501	$11,676	$(14,505)	$(26,433)
(in thousands)

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2013 and December 31, 2012, the life insurance subsidiaries exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank debt and notes payable were $106,040,000 as of December 31, 2013, as compared to $91,722,000 as of December 31, 2012. Stockholders’ equity as a percent of total capitalization was 82.8% and 87.0% as of December 31, 2013 and December 31, 2012, respectively. Bank debt and notes payable increased by $6,379,000 for the twelve months ended December 31, 2013 as compared to December 31, 2012, thus decreasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance was 5.7% in 2013 as compared to a rate of 6.0% for 2012.

At December 31, 2013, $32,765,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of state insurance regulatory authorities.

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

Off-Balance Sheet Agreements

At December 31, 2013, the Company was contingently liable under a standby letter of credit aggregating $641,001, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero.

At December 31, 2013, the Company was contingently liable under a standby letter of credit aggregating $1,250,000, to be used as collateral to cover any contingency related to claims filed in states where the Company is licensed. The Company does not expect any material losses to result from the issuance of the standby letter of credit. Accordingly, the estimated fair value of these instruments is zero.

At December 31, 2013 the Company was contingently liable under two standby letters of credit aggregating $139,220, issued as security deposits to guarantee payment of final bills for electric and gas utility services for a commercial real estate property owned by the Company in Wichita, Kansas.

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

As of December 31, 2013, there was $115,806,000 in mortgage loans in which settlements with third party investors were still pending.

The total of the Company unfunded residential construction loan commitments as of December 31, 2013 was $5,087,000.

The Company has entered into a Construction and Term Loan Agreement (“Agreement”) between Zions First National Bank, a national banking association, and Dry Creek Property Development, Inc., the Company’s wholly owned subsidiary. Under the terms of this Agreement the Company promises to pay Zions First National Bank the principal sum of $27,500,000 plus interest. These funds will be used for the construction of a 282-unit multifamily development in Sandy City Utah.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2013 and the payments due by period are shown in the following table:

	Less than 1 year	1-3 years	4-5 years	over 5 years	Total
Non-cancelable operating leases	$3,104,498	$5,529,931	$300,777	$32,439	$8,967,645
Notes and contracts payable	5,849,926	4,652,008	247,065	7,540,438	18,289,437
	$8,954,424	$10,181,939	$547,842	$7,572,877	$27,257,082

Variable Interest Entities

In conjunction with the Company’s casualty insurance program, limited equity interests are held in a captive insurance entity. This program permits the Company to self-insure a portion of losses, to gain access to a wide array of safety-related services, to pool insurance risks and resources in order to obtain more competitive pricing for administration and reinsurance and to limit its risk of loss in any particular year. This entity meets the definition of a variable interest entity (VIE); however, under generally accepted accounting principles, “there is not a requirement to include this entity in the consolidated financial statements.” The maximum exposure to loss related to the Company’s involvement with this entity is limited to approximately $641,001, which is collateralized under a standby letter of credit issued on the insurance entity’s behalf. See Note 9, “Reinsurance, Commitments and Contingencies,” for additional discussion of commitments associated with the insurance program and Note 1, “Significant Accounting Policies”, for further information on a standby letter of credit. As of December 31, 2013, there are no other entities that met the definition of a variable interest entity.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Security National Financial Corporation

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and Subsidiaries as of December 31, 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and Subsidiaries as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Security National Financial Corporation

We have audited the accompanying consolidated balance sheet of Security National Financial Corporation and subsidiaries as of December 31, 2012 and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 29, 2013

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
Assets	2013	2012
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$143,466,494	$129,449,410
Equity securities, available for sale, at estimated fair value	4,498,756	5,405,112
Mortgage loans on real estate and construction loans held for investment, net of allowances for loan losses of $1,652,090 and $4,239,861 for 2013 and 2012	102,781,878	84,462,205
Real estate held for investment, net of accumulated depreciation of $9,658,599 and $7,441,418 for 2013 and 2012	99,760,475	64,254,030
Policy and other loans, net of allowance for doubtful accounts of $269,175 and $505,030 for 2013 and 2012	19,724,006	20,188,516
Short-term investments	12,135,719	40,925,390
Accrued investment income	2,485,054	2,393,941
Total investments	384,852,382	347,078,604
Cash and cash equivalents	38,203,164	33,494,284
Mortgage loans sold to investors	77,179,652	94,597,969
Receivables, net	11,652,572	16,559,277
Restricted assets	6,670,980	9,366,958
Cemetery perpetual care trust investments	2,414,883	2,090,111
Receivable from reinsurers	12,033,877	14,529,144
Cemetery land and improvements	10,631,573	11,079,755
Deferred policy and pre-need contract acquisition costs	45,737,940	39,913,465
Mortgage servicing rights	4,844,101	2,797,470
Property and equipment, net	11,523,160	11,033,957
Value of business acquired	8,680,845	9,829,082
Goodwill	677,039	677,039
Other	3,655,286	4,169,508
Total Assets	$618,757,454	$597,216,623
See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31
Liabilities and Stockholders' Equity	2013	2012
Liabilities
Future life, annuity, and other benefits	$452,130,649	$438,003,813
Unearned premium reserve	5,173,785	5,383,800
Bank and other loans payable	18,289,438	11,910,343
Deferred pre-need cemetery and mortuary contract revenues	13,176,476	13,412,339
Cemetery perpetual care obligation	3,266,131	3,153,001
Accounts payable	2,850,575	2,026,433
Other liabilities and accrued expenses	20,167,363	25,591,487
Income taxes	15,951,848	17,923,298
Total liabilities	531,006,265	517,404,514
Commitments and Contingencies	-	-
Stockholders’ Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 11,807,287 shares in 2013 and 10,843,576 shares in 2012	23,614,574	21,687,152
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 13,301,908 shares in 2013 and 10,974,101 shares in 2012	2,660,382	2,194,820
Additional paid-in capital	23,215,875	21,262,140
Accumulated other comprehensive income, net of taxes	1,218,396	1,934,359
Retained earnings	39,666,587	35,114,072
Treasury stock, at cost - 1,141,021 Class A shares and -0- Class C shares in 2013; 1,097,416 Class A shares and -0- Class C shares in 2012	(2,624,625)	(2,380,434)
Total stockholders’ equity	87,751,189	79,812,109
Total Liabilities and Stockholders’ Equity	$618,757,454	$597,216,623

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31
	2013	2012	2011
Revenues:
Insurance premiums and other considerations	$50,471,658	$48,216,327	$48,457,405
Net investment income	20,354,002	21,915,577	18,570,077
Net mortuary and cemetery sales	12,000,375	10,864,497	10,761,469
Realized gains on investments and other assets	1,418,051	1,424,510	2,464,353
Other than temporary impairments	(336,226)	(1,207,632)	(840,735)
Mortgage fee income	128,800,930	151,887,838	79,045,732
Other	2,606,230	1,159,052	1,108,969
Total revenues	215,315,020	234,260,169	159,567,270

Benefits and expenses:
Death benefits	26,048,325	22,277,037	22,184,112
Surrenders and other policy benefits	2,486,611	1,969,051	1,761,608
Increase in future policy benefits	19,594,890	21,435,191	22,258,241
Amortization of deferred policy and pre-need acquisition
costs and value of business acquired	5,181,837	5,449,429	5,769,348
Selling, general and administrative expenses:
Commissions	65,979,564	83,840,427	47,514,804
Salaries	33,019,624	27,098,570	22,477,563
Provision for loan losses and loss reserve	1,751,472	4,239,418	2,070,399
Costs related to funding mortgage loans	6,635,290	6,931,045	4,240,377
Other	40,021,077	34,200,460	26,210,359
Interest expense	2,853,701	3,744,293	1,961,249
Cost of goods and services sold – mortuaries and cemeteries	1,918,902	1,723,955	1,882,657

Total benefits and expenses	205,491,293	212,908,876	158,330,717

Earnings before income taxes	9,823,727	21,351,293	1,236,553
Income tax benefit (expense)	(2,237,806)	(4,638,775)	62,205

Net earnings	$7,585,921	$16,712,518	$1,298,758

Net earnings per Class A equivalent common share (1)	$0.65	$1.55	$0.12

Net earnings per Class A equivalent common share - assuming dilution(1)	$0.61	$1.47	$0.12

Weighted average Class A equivalent common shares outstanding (1)	11,751,428	10,812,967	10,572,201

Weighted average Class A equivalent common shares outstanding-assuming dilution (1)	12,337,663	11,383,711	10,685,545

(1) Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Net earnings per common share represent net earnings per equivalent Class A common share. Net earnings per Class C common share is equal to one-tenth (1/10) of such amount or $0.06, $0.15 and $0.01 per share for 2013, 2012 and 2011, respectively, and $0.06, $0.14 and $0.01 per share-assuming dilution for 2013, 2012 and 2011, respectively.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2013	2012	2011
Net earnings	$7,585,921	$16,712,518	$1,298,758
Other comprehensive income:
Changes in:
Net unrealized gains (losses) on derivative instruments	(1,020,754)	852,168	541,335
Net unrealized gains (losses) on available for sale securities	304,791	427,748	(1,075,138)
Other comprehensive gain (loss)	(715,963)	1,279,916	(533,803)
Comprehensive income	$6,869,958	$17,992,434	$764,955

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2013, 2012 and 2011

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2011	$18,357,890	$1,932,031	$19,689,993	$1,188,246	$21,907,579	$(3,147,271)	$59,928,468

Net earnings	-	-	-	-	1,298,758	-	1,298,758
Other comprehensive loss	-	-	-	(533,803)	-	-	(533,803)
Stock based compensation	-	-	253,934	-	-	-	253,934
Sale of treasury stock	-	-	(101,206)	-	-	384,436	283,230
Stock dividends	918,336	96,535	(355,157)	-	(659,714)	-	-
Conversion Class C to Class A	1,370	(1,371)	1	-	-	-	-
Balance at December 31, 2011	19,277,596	2,027,195	19,487,565	654,443	22,546,623	(2,762,835)	61,230,587

Net earnings	-	-	-	-	16,712,518	-	16,712,518
Other comprehensive income	-	-	-	1,279,916	-	-	1,279,916
Stock based compensation	-	-	251,031	-	-	-	251,031
Exercise of stock options	1,371,506	63,782	(1,416,982)	-	-	-	18,306
Sale of treasury stock	-	-	(62,650)	-	-	382,401	319,751
Stock dividends	1,037,404	104,488	3,003,177	-	(4,145,069)	-	-
Conversion Class C to Class A	646	(645)	(1)	-	-	-	-
Balance at December 31, 2012	21,687,152	2,194,820	21,262,140	1,934,359	35,114,072	(2,380,434)	79,812,109

Net earnings	-	-	-	-	7,585,921	-	7,585,921
Other comprehensive loss	-	-	-	(715,963)	-	-	(715,963)
Stock based compensation	-	-	88,369	-	-	-	88,369
Exercise of stock options	719,572	422,422	(345,845)	-	-	(543,334)	252,815
Sale of treasury stock	-	-	428,794	-	-	299,143	727,937
Stock dividends	1,124,304	126,685	1,782,418	-	(3,033,406)	-	1
Conversion Class C to Class A	83,546	(83,545)	(1)	-	-	-	-
Balance at December 31, 2013	$23,614,574	$2,660,382	$23,215,875	$1,218,396	$39,666,587	$(2,624,625)	$87,751,189

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$7,585,921	$16,712,518	$1,298,758
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized gains on investments and other assets	(1,418,051)	(1,424,510)	(2,464,353)
Other than temporary impairments	336,226	1,207,632	840,735
Depreciation and amortization	4,160,760	2,877,743	2,814,585
Provision for losses on real estate accounts and loans receivable	(584,873)	(963,169)	1,644,171
Amortization of premiums and discounts	103,032	(762,301)	(539,896)
Provision for deferred and other income taxes	416,269	953,394	524,868
Policy and pre-need acquisition costs deferred	(9,666,040)	(7,885,882)	(6,806,486)
Policy and pre-need acquisition costs amortized	3,841,565	4,234,271	4,624,148
Value of business acquired amortized	1,340,272	1,215,158	1,145,200
Servicing asset at amortized cost, additions	(2,494,254)	(2,797,470)	-
Amortization of mortgage servicing rights	447,623	-	-
Stock based compensation expense	88,369	251,031	253,934
Benefit plans funded with treasury stock	727,937	319,751	283,230
Change in assets and liabilities:
Land and improvements held for sale	(36,345)	26,054	(9,680)
Future life and other benefits	19,182,046	20,508,725	22,262,508
Receivables for mortgage loans sold	15,668,188	(18,807,956)	(15,144,933)
Other operating assets and liabilities	(3,046,791)	6,751,217	(3,860,964)
Net cash provided by operating activities	36,651,854	22,416,206	6,865,825
Cash flows from investing activities:
Securities held to maturity:
Purchase - fixed maturity securities	(22,849,622)	(11,365,269)	(50,566,004)
Calls and maturities - fixed maturity securities	8,518,848	9,601,320	21,631,908
Securities available for sale:
Purchase - equity securities	(2,807,367)	(1,685,983)	(4,574,717)
Sales - equity securities	4,528,862	3,028,509	4,161,140
Purchases of short-term investments	(19,827,619)	(51,823,941)	(70,895,829)
Sales of short-term investments	48,617,290	17,830,574	66,582,155
Sales (purchases) of restricted assets	2,777,715	(4,436,547)	473,665
Change in assets for perpetual care trusts	(255,204)	(265,435)	(266,056)
Amount received for perpetual care trusts	113,130	169,924	129,350
Mortgage, policy, and other loans made	(160,737,841)	(117,135,836)	(127,867,064)
Payments received for mortgage, policy, and other loans	133,260,148	131,565,100	103,865,163
Purchases of property and equipment	(3,570,334)	(3,022,393)	(765,633)
Disposal of property and equipment	33,900	30,524	2,296,247
Purchases of real estate held for investment	(26,749,586)	(143,278)	(441,444)
Sale of real estate held for investment	3,352,446	6,886,821	2,605,454
Cash received from reinsurance	2,466,175	34,485,224	12,990,444
Cash paid for purchase of subsidiaries, net of cash acquired	-	(180,591)	-
Net cash provided by (used in) investing activities	(33,129,059)	13,538,723	(40,641,221)

See accompanying notes to consolidated financial statements

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31
	2013	2012	2011
Cash flows from financing activities:
Annuity contract receipts	$9,385,168	$8,939,017	$7,967,701
Annuity contract withdrawals	(14,866,251)	(13,915,777)	(13,910,925)
Proceeds from stock options exercised	252,815	18,306	-
Repayment of bank loans and notes and contracts payable	(2,292,037)	(1,534,612)	(1,957,389)
Proceeds from bank borrowings	13,314,594	241,875	3,615,085
Change in line of credit borrowings	(4,608,204)	(11,791,796)	16,400,000
Net cash provided by (used in) financing activities	1,186,085	(18,042,987)	12,114,472
Net change in cash and cash equivalents	4,708,880	17,911,942	(21,660,924)
Cash and cash equivalents at beginning of year	33,494,284	15,582,342	37,243,266
Cash and cash equivalents at end of year	$38,203,164	$33,494,284	$15,582,342

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$3,930,297	$17,019,870	$9,228,249

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

1)       Significant Accounting Policies

General Overview of Business

Security National Financial Corporation and its wholly owned subsidiaries (the “Company”) operate in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the intermountain west, California and eleven southern states. The cemetery and mortuary segment of the Company consists of five cemeteries in Utah, one cemetery in California, seven mortuaries in Utah and one mortuary in Arizona. The mortgage loan segment is an approved government and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in California, Florida, Nevada, Texas, and Utah.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of certain amounts in prior years has been reclassified to conform to the 2013 presentation.

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

Mortgage loans on real estate, and construction loans are carried at their unpaid principal balances adjusted for charge-offs, the related allowance for loan losses, and net deferred fees or costs on originated loans. The Company defers related material loan origination fees, net of related direct loan origination costs, and amortizes the net fees over the term of the loans.

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

Real estate held for investment is carried at cost, less accumulated depreciation provided on a straight-line basis over the estimated useful lives of the properties, or is adjusted to a new basis for impairment in value, if any. Included are foreclosed properties which the Company intends to hold for investment purposes.  These properties are recorded at the lower of cost or market value upon foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

1)         Significant Accounting Policies (Continued)

Policy and other loans are carried at the aggregate unpaid balances, less allowances for possible losses.

Short-term investments are carried at cost and consist of certificates of deposit and commercial paper with maturities of up to one year.

Restricted assets are assets held in a trust account for future mortuary services and merchandise and consist of cash; participations in mortgage loans with Security National Life; mutual funds carried at cost; equity securities carried at fair market value; a surplus note with Security National Life. Restricted cash also represents escrows held for borrowers and investors under servicing and appraisal agreements relating to mortgage loans and funds held by warehouse banks in accordance with loan purchase agreements.

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
Years Ended December 31, 2013, 2012 and 2011

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
Years Ended December 31, 2013, 2012 and 2011

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

Derivatives

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

1)         Significant Accounting Policies (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

1)         Significant Accounting Policies (Continued)

Participating Insurance

Participating business constituted 2%, 2%, and 2% of insurance in force for 2013, 2012 and 2011, respectively. The provision for policyholders’ dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

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

Pre-need Sales and Costs

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

1)         Significant Accounting Policies (Continued)

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

The Company, through its mortgage subsidiaries, sells all mortgage loans to third party investors without recourse. However, it may be required to repurchase a loan or pay a fee instead of repurchase under certain events, which include the following:

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

Loan purchase commitments generally specify a date 30 to 45 days after delivery upon which the underlying loans should be settled. Depending on market conditions, these commitment settlement dates can be extended at a cost to the Company. Generally, a ten day extension will cost .125% (12.5 basis points) of the loan amount. The Company’s historical data shows that 99% of all loans originated by its mortgage subsidiaries are generally settled by the investors as agreed within 16 days after delivery. There are situations, however, when the Company determines that it is unable to enforce the settlement of loans rejected by the third-party investors and that it is in its best interest to repurchase those loans from the warehouse banks.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

1)         Significant Accounting Policies (Continued)

Determining Lower of Cost or Market

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

The appraised value of the real estate underlying the original mortgage loan adds support to the Company’s determination of fair value because if the loan becomes delinquent, the Company has sufficient value to collect the unpaid principal balance or the carrying value of the loan. In determining the market value on the date of repurchase, the Company considers the total value of all of the loans because any sale of loans would be made as a pool.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

1) Significant Accounting Policies (Continued)

Captive Insurance

This Company belongs to a captive insurance group for certain casualty insurance, workers compensation and liability programs. Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the insurance liabilities and related reserves, the captive insurance management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided independent third-party actuaries. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since captive insurance management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date.

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
Years Ended December 31, 2013, 2012 and 2011

1) Significant Accounting Policies (Continued)

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

Advertising Expense

The Company expenses advertising costs as incurred. The total amount charged to advertising expense for 2013, 2012 and 2011 was $4,850,000, $4,065,000 and $2,237,000, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

2)       Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013:
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$2,284,261	$298,901	$-	$2,583,162

Obligations of states and political subdivisions	1,790,661	197,340	(9,404)	1,978,597

Corporate securities including public utilities	134,257,468	10,513,448	(1,394,919)	143,375,997

Mortgage-backed securities	4,522,081	206,617	(11,351)	4,717,347

Redeemable preferred stock	612,023	12,994	(5,900)	619,117

Total fixed maturity securities held to maturity	$143,466,494	$11,229,300	$(1,421,574)	$153,274,220

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

2)       Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013:

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$4,783,936	$240,206	$(525,386)	$4,498,756

Total securities available for sale carried at estimated fair value	$4,783,936	$240,206	$(525,386)	$4,498,756

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$49,868,486
Residential construction	12,912,473
Commercial	41,653,009
Less: Allowance for loan losses	(1,652,090)

Total mortgage loans on real estate and construction loans held for investment	$102,781,878

Real estate held for investment - net of depreciation	$99,760,475

Policy and other loans at amortized cost:
Policy loans	$7,520,376
Other loans	12,472,805
Less: Allowance for doubtful accounts	(269,175)

Total policy and other loans at amortized cost	$19,724,006

Short-term investments at amortized cost	$12,135,719

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

2)       Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012:

Equity securities available for sale at estimated fair value:

Non-redeemable preferred stock	$20,281	$-	$(1,486)	$18,795

Common stock:

Industrial, miscellaneous and all other	6,047,474	309,752	(970,909)	5,386,317

Total securities available for sale carried at estimated fair value	$6,067,755	$309,752	$(972,395)	$5,405,112

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$50,584,923
Residential construction	3,161,112
Commercial	34,956,031
Less: Allowance for loan losses	(4,239,861)

Total mortgage loans on real estate and construction loans held for investment	$84,462,205

Real estate held for investment - net of depreciation	$64,254,030

Policy and other loans at amortized cost:
Policy loans	$8,075,101
Other loans	12,618,445
Less: Allowance for doubtful accounts	(505,030)

Total policy and other loans at amortized cost	$20,188,516

Short-term investments at amortized cost	$40,925,390

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

2)       Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturities securities, which are carried at amortized cost, at December 31, 2013 and 2012. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At December 31, 2013
Redeemable Preferred Stock	$5,900	1	$-	0	$5,900
Obligations of States and Political Subdivisions	7,131	1	2,273	1	9,404
Corporate Securities	1,134,415	72	260,504	10	1,394,919
Mortgage and other asset-backed securities	3,109	1	8,242	1	11,351
Total unrealized losses	$1,150,555	75	$271,019	12	$1,421,574
Fair Value	$22,002,277		$2,308,464		$24,310,741

At December 31, 2012
Redeemable Preferred Stock	$1,200	1	$-	0	$1,200
Obligations of States and Political Subdivisions	-	0	3,982	2	3,982
Corporate Securities	191,662	16	415,660	9	607,322
Mortgage and other asset-backed securities	-	0	76,056	3	76,056
Total unrealized losses	$192,862	17	$495,698	14	$688,560
Fair Value	$4,609,268		$3,972,091		$8,581,359

As of December 31, 2013, the average market value of the related fixed maturities was 94.5% of amortized cost and the average market value was 92.6% of amortized cost as of December 31, 2012. During 2013, 2012 and 2011, an other than temporary decline in market value resulted in the recognition of credit losses on fixed maturity securities of $120,000, $165,000 and $125,129, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

2) Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at December 31, 2013 and 2012. The unrealized losses were primarily the result of decreases in market value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At December 31, 2013
Non-redeemable preferred stock	$-	0	$-	0	$-
Industrial, miscellaneous and all other	119,449	28	405,936	28	525,386
Total unrealized losses	$119,449	28	$405,936	28	$525,386
Fair Value	$993,612		$772,345		$1,765,957

At December 31, 2012
Non-redeemable preferred stock	$686	1	$800	1	$1,486
Industrial, miscellaneous and all other	236,293	39	734,616	44	970,909
Total unrealized losses	$236,979	40	$735,416	45	$972,395
Fair Value	$1,422,436		$1,493,538		$2,915,974

As of December 31, 2013, the average market value of the equity securities available for sale was 77.1% of the original investment and the average market value was 75.0% of the original investment as of December 31, 2012. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During 2013, 2012, and 2011, an other than temporary decline in the market value resulted in the recognition of an impairment loss on equity securities of $100,304, $247,317 and $52,775, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

2)       Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Held to Maturity:
Due in 2014	$4,045,462	$4,138,092
Due in 2015 through 2018	28,050,184	31,240,450
Due in 2019 through 2023	38,927,206	42,074,139
Due after 2023	67,309,538	70,485,075
Mortgage-backed securities	4,522,081	4,717,347
Redeemable preferred stock	612,023	619,117
Total held to maturity	$143,466,494	$153,274,220

The amortized cost and estimated fair value of available for sale securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Amortized	Estimated Fair
	Cost	Value
Available for Sale:
Due in 2014	$-	$-
Due in 2015 through 2018	-	-
Due in 2019 through 2023	-	-
Due after 2023	-	-
Non-redeemable preferred stock	-	-
Common stock	4,783,936	4,498,756
Total available for sale	$4,783,936	$4,498,756

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

2) Investments (Continued)

The Company’s realized gains and losses and other than temporary impairments from investments and other assets are summarized as follows:

	2013	2012	2011

Fixed maturity securities held to maturity:
Gross realized gains	$97,238	$470,874	$939,672
Gross realized losses	(41,164)	(3,875)	(162,716)
Other than temporary impairments	(120,000)	(165,000)	(125,129)

Securities available for sale:
Gross realized gains	540,990	392,033	590,455
Gross realized losses	(2,678)	(5,705)	(118,417)
Other than temporary impairments	(100,304)	(247,317)	(52,775)

Other assets:
Gross realized gains	824,203	794,346	1,295,217
Gross realized losses	(538)	(223,163)	(79,858)
Other than temporary impairments	(115,922)	(795,315)	(662,831)
Total	$1,081,825	$216,878	$1,623,618

The net carrying amount for sales of securities classified as held to maturity was $1,455,835, $2,174,300 and $12,341,156, for the years ended December 31, 2013, 2012 and 2011, respectively.  The net realized gain related to these sales was $12,533, $271,364 and $530,637, for the years ended December 31, 2013, 2012 and 2011, respectively. Certain circumstances lead to these decisions to sell.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available-for-sale securities) at December 31, 2013, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	2013	2012	2011
Fixed maturity securities	$8,265,949	$7,731,051	$7,762,894
Equity securities	210,491	264,063	272,011
Mortgage loans on real estate	4,666,910	5,543,777	5,422,399
Real estate	6,658,185	4,927,128	3,741,263
Policy, student and other loans	799,703	830,683	835,312
Short-term investments, principally gains on sale of mortgage loans	8,952,584	8,716,257	6,255,581
Gross investment income	29,553,822	28,012,959	24,289,460
Investment expenses	(9,199,820)	(6,097,382)	(5,719,383)
Net investment income	$20,354,002	$21,915,577	$18,570,077

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of $341,430, $352,488 and $328,247 for 2013, 2012 and 2011, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

2) Investments (Continued)

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,215,222 at December 31, 2013 and $9,190,012 at December 31, 2012. The restricted securities are included in various assets under investments on the accompanying consolidated balance sheets.

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 10.5%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At December 31, 2013, the Company has 36%, 22%, 9% and 9% of its mortgage loans from borrowers located in the states of Utah, California, Florida and Texas, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $1,652,090 and $4,239,861 at December 31, 2013 and 2012, respectively.

The Company establishes a valuation allowance for credit losses in its portfolio.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

2) Investments (Continued)

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans
For the Years Ended December 31, 2013, and 2012

	Commercial	Residential	Residential Construction	Total
2013
Allowance for credit losses:
Beginning balance	$-	$4,193,674	$46,187	$4,239,861
Charge-offs	-	(2,670,794)	(137,629)	(2,808,423)
Provision	187,129	(158,033)	191,556	220,652
Ending balance	$187,129	$1,364,847	$100,114	$1,652,090

Ending balance: individually evaluated for impairment	$-	$152,745	$-	$152,745

Ending balance: collectively evaluated for impairment	$187,129	$1,212,102	$100,114	$1,499,345

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$41,653,009	$49,868,486	$12,912,473	$104,433,968

Ending balance: individually evaluated for impairment	$-	$1,518,327	$-	$1,518,327

Ending balance: collectively evaluated for impairment	$41,653,009	$48,350,159	$12,912,473	$102,915,641

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

2012
Allowance for credit losses:
Beginning balance	$-	$4,338,805	$542,368	$4,881,173
Charge-offs	-	(560,699)	(514,442)	(1,075,141)
Provision	-	415,568	18,261	433,829
Ending balance	$-	$4,193,674	$46,187	$4,239,861

Ending balance: individually evaluated for impairment	$-	$692,199	$-	$692,199

Ending balance: collectively evaluated for impairment	$-	$3,501,475	$46,187	$3,547,662

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$34,956,031	$50,584,923	$3,161,112	$88,702,066

Ending balance: individually evaluated for impairment	$-	$4,692,517	$1,346,126	$6,038,643

Ending balance: collectively evaluated for impairment	$34,956,031	$45,892,406	$1,814,986	$82,663,423

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

2) Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented.

	Age Analysis of Past Due Mortgage Loans
	Years Ended December 31, 2013 and 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days 1)	In Foreclosure 1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
2013
Commercial	$-	$-	$-	$4,973,745	$4,973,745	$36,679,264	$41,653,009	$(187,129)	$41,465,880
Residential	1,646,953	1,604,847	5,867,501	1,518,327	10,637,628	39,230,858	49,868,486	(1,364,847)	48,503,639
Residential Construction	-	-	64,895	-	64,895	12,847,578	12,912,473	(100,114)	12,812,359

Total	$1,646,953	$1,604,847	$5,932,396	$6,492,072	$15,676,268	$88,757,700	$104,433,968	$(1,652,090)	$102,781,878

2012
Commercial	$581,984	$-	$143,252	$-	$725,236	$34,230,795	$34,956,031	$-	$34,956,031
Residential	2,963,259	1,345,247	5,208,742	4,692,517	14,209,765	36,375,158	50,584,923	(4,193,674)	46,391,249
Residential Construction	-	-	288,468	1,346,126	1,634,594	1,526,518	3,161,112	(46,187)	3,114,925

Total	$3,545,243	$1,345,247	$5,640,462	$6,038,643	$16,569,595	$72,132,471	$88,702,066	$(4,239,861)	$84,462,205

1) There was not any interest income recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

2) Investments (Continued)

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

Impaired Loans
For the Years Ended December 31, 2013, and 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2013
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	-	-	-	-	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,518,327	1,518,327	152,745	1,518,327	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	1,518,327	1,518,327	152,745	1,518,327	-
Residential construction	-	-	-	-	-

2012
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	1,346,126	1,346,126	-	1,346,126	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	4,692,517	4,692,517	692,199	4,692,517	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	4,692,517	4,692,517	692,199	4,692,517	-
Residential construction	1,346,126	1,346,126	-	1,346,126	-

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

2) Investments (Continued)

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

The Company’s performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity
As of December 31, 2013, and 2012

	Commercial		Residential		Residential Construction		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Performing	$36,679,264	$34,812,779	$42,482,658	$40,683,664	$12,847,578	$1,526,518	$92,009,500	$77,022,961
Non-performing	4,973,745	143,252	7,385,828	9,901,259	64,895	1,634,594	12,424,468	11,679,105

Total	$41,653,009	$34,956,031	$49,868,486	$50,584,923	$12,912,473	$3,161,112	$104,433,968	$88,702,066

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $678,000 and $1,925,000 as of December 31, 2013 and 2012, respectively.

The following is a summary of mortgage loans on a non-accrual status for the periods presented.

	Mortgage Loans on Non-accrual Status
	As of December 31, 2013, and 2012
	2013	2012
Commercial	$4,973,745	$143,252
Residential	7,385,828	9,901,259
Residential construction	64,895	1,634,594
Total	$12,424,468	$11,679,105

Principal Amounts Due

The amortized cost and contractual payments on mortgage loans on real estate and construction loans held for investment by category as of December 31, 2013 are shown below. Expected principal payments may differ from contractual obligations because certain borrowers may elect to pay off mortgage obligations with or without early payment penalties.

		Principal	Principal	Principal
		Amounts	Amounts	Amounts
		Due in	Due in	Due
	Total	2014	2015-2018	Thereafter
Residential	$49,868,486	$1,137,636	$13,466,462	$35,264,388
Residential Construction	12,912,473	12,445,469	467,004	-
Commercial	41,653,009	18,046,708	14,103,421	9,502,880
Total	$104,433,968	$31,629,813	$28,036,887	$44,767,268

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

2) Investments (Continued)

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

The following is a summary of the loan loss reserve which is included in other liabilities and accrued expenses:

	Years Ended December 31
	2013	2012
Balance, beginning of period	$6,035,295	$2,337,875
Provisions for losses	1,846,285	4,053,051
Charge-offs	(2,375,048)	(355,631)
Balance, at December 31	$5,506,532	$6,035,295

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

3)       Receivables

Receivables consist of the following:

	Years Ended December 31
	2013	2012
Trade contracts	$9,993,755	$14,968,859
Receivables from sales agents	994,056	649,739
Held in Escrow – Southern Security	312,167	342,377
Other	1,601,227	1,788,894
Total receivables	12,901,205	17,749,869
Allowance for doubtful accounts	(1,248,633)	(1,190,592)
Net receivables	$11,652,572	$16,559,277

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

4)       Value of Business Acquired

Information with regard to value of business acquired is as follows:

	December 31
	2013	2012	2011
Balance at beginning of year	$9,829,082	$10,996,050	$8,996,134
Value of business acquired	192,035	48,190	3,145,116
Imputed interest at 7%	647,848	728,880	701,349
Amortization	(1,988,120)	(1,944,038)	(1,846,549)
Net amortization charged to income	(1,340,272)	(1,215,158)	(1,145,200)
Balance at end of year	$8,680,845	$9,829,082	$10,996,050

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $1,146,000, $887,000, $822,000, $756,000, and $684,000 for the years 2014 through 2018. Actual amortization may vary based on changes in assumptions or experience. As of December 31, 2013, value of business acquired is being amortized over a weighted average life of 7.3 years.

5)       Property and Equipment

The cost of property and equipment is summarized below:

	December 31
	2013	2012
Land and buildings	$12,482,082	$14,782,646
Furniture and equipment	14,301,713	13,226,209
	26,783,795	28,008,855
Less accumulated depreciation	(15,260,635)	(16,974,898)
Total	$11,523,160	$11,033,957

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $1,621,069, $1,258,097 and $1,499,038 respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

6)         Bank and Other Loans Payable

Bank loans payable are summarized as follows:

	December 31
	2013	2012
6.34% note payable in monthly installments of $13,556 including principal and interest, collateralized by real property with a book value of approximately $498,000, due November 2017.	$612,068	$748,612

5.75% note payable in monthly installments of $28,271 including principal and interest, collateralized by real property with a book value of approximately $6,033,000 due December 2014.	3,509,944	3,643,192

Bank prime rate less .75% (2.50% at December 31, 2013) note payable in quarterly installments of $75,000 plus interest collateralized by shares of Security National Life Insurance Company stock, paid in full in 2013.	-	225,000

Mark to market of interest rate swaps (discussed below) adjustment	58,310	93,572

3.85% note payable in monthly installments of $79,468 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due June 2015.	1,377,925	2,258,968

3.85% note payable in monthly installments of $86,059 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due December 2017.	3,891,926	-

4.40% note payable in monthly installments of $46,825 including principal and interest, collateralized by real property with a book value of approximately $12,450,000 due January 2026.	8,500,000	-

Revolving line-of-credit, interest payable at the prime rate minus .75% (2.5% as of December 31, 2013) secured by shares of Security National Life Insurance Company stock, matures June 2014.	-	4,608,204

Other collateralized bank loans payable	338,304	331,834
Other notes payable	961	961
Total bank and other loans	18,289,438	11,910,343

Less current installments	5,849,926	6,266,765
Bank and other loans, excluding current installments	$12,439,512	$5,643,578

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

6) Bank and Other Loans Payable (Continued)

During 2001, the Company entered into an interest rate swap instrument that effectively fixed the interest rate on the note payable at 6.34% per annum. Management considers the interest rate swap instrument an effective cash flow hedge against the variable interest rate on the bank note since the interest rate swap mirrors the term of the note payable and expires on the maturity date of the bank loan it hedges. The interest rate swap is a derivative financial instrument carried at its fair value.

In the event the swap is terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining life of the bank loan it hedged. In the event of early extinguishment of the hedged bank loan, any realized or unrealized gain or loss from the hedging swap would be recognized in income coincident with the extinguishment.

At December 31, 2013, the fair value of the interest rate swap was an unrealized loss of $58,310 and was computed based on the underlying variable Libor rate plus 1.65%, or 2.65% per annum. The unrealized loss resulted in a derivative liability of $58,310 and has been reflected in accumulated other comprehensive income. The change in accumulated other comprehensive income from the interest rate swap in 2013 was $35,262. The fair value of the interest rate swap was derived from a proprietary model of the bank from whom the interest rate swap was purchased and to whom the note is payable.

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

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75% (2.50% at December 31, 2013), secured by the capital stock of Security National Life and maturing June 30, 2014, renewable annually. As of December 31, 2013, $697,001, was reserved for two outstanding letters of credit. As of December 31, 2013, there were no amounts outstanding under the revolving line-of-credit.

The Company has a $15,000,000 revolving line-of-credit with a bank with interest payable at the variable overnight Libor rate plus 2% (2.1875% at December 31, 2013), secured by bond investments of the Company and maturing June 30, 2014. As of December 31, 2013, $91,000 was reserved for an outstanding letter of credit. As of December 31, 2013, there were no amounts outstanding under the revolving line-of-credit.

The Company has a $2,150,000 revolving line-of-credit with a bank with interest payable at the prime rate plus 1.25% (4.5% at December 31, 2013), secured by the capital stock of Security National Life and maturing June 30, 2014. As of December 31, 2013, $1,250,000 was reserved for an outstanding letter of credit. As of December 31, 2013, there were no amounts outstanding under the revolving line-of-credit.

The Company has entered into a Construction and Term Loan Agreement (“Agreement”) between Zions First National Bank, a national banking association, and Dry Creek Property Development, Inc., the Company’s wholly owned subsidiary. Under the terms of this Agreement the Company promises to pay Zions First National Bank the principal sum of $27,500,000 plus interest. These funds will be used for the construction of a 282-unit multifamily development in Sandy City Utah. As of December 31, 2013, the amount outstanding under this agreement was $0.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

6) Bank and Other Loans Payable (Continued)

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

2014	$5,849,926
2015	1,748,708
2016	1,399,264
2017	1,504,037
2018	247,065
Thereafter	7,540,438
Total	$18,289,438

Interest paid approximated interest expense in 2013, 2012 and 2011, which was $2,853,701, $3,744,293 and $1,961,249 respectively.

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

The components of the cemetery perpetual care obligation are as follows:

	December 31
	2013	2012
Trust investments, at market value	$2,414,883	$2,090,111
Note receivables from Cottonwood Mortuary Singing Hills Cemetery and Memorial Estates - Pinehill eliminated in consolidation	1,881,565	1,927,926
Total trust assets	4,296,448	4,018,037
Cemetery perpetual care obligation	(3,266,131)	(3,153,001)
Fair value of trust assets in excess of trust obligations	$1,030,317	$865,036

The Company has established and maintains certain restricted trust investments to provide for future merchandise and service obligations incurred in connection with its pre-need sales. Also included in cash and cash equivalents are escrows held for borrowers under servicing agreements relating to mortgage loans and funds held by warehouse banks in accordance with loan purchase agreements.

Assets in the restricted asset account are summarized as follows:

	December 31
	2013	2012
Cash and cash equivalents	$4,746,417	$7,617,143
Mutual funds	582,163	504,170
Fixed maturity securities	8,775	8,775
Equity securities	84,986	81,242
Participating in mortgage loans with Security National Life	1,248,639	1,155,628
Total	$6,670,980	$9,366,958

A surplus note receivable and interest, at December 31, 2013 and December 31, 2012 in the amount of $4,000,000 from Security National Life was eliminated in consolidation.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

8)      Income Taxes

The Company’s income tax liability (benefit) at December 31 is summarized as follows:

	December 31
	2013	2012
Current	$(1,578,071)	$613,328
Deferred	17,529,919	17,309,970
Total	$15,951,848	$17,923,298

Significant components of the Company’s deferred tax (assets) and liabilities at December 31 are approximately as follows:

	December 31
	2013	2012
Assets
Future policy benefits	$(5,381,385)	$(4,160,489)
Loan loss reserve	(2,147,547)	(2,353,765)
Unearned premium	(1,759,087)	(1,830,492)
Available for sale securities	(566,316)	(599,528)
Net operating loss	(873,412)	(1,099,500)
Deferred compensation	(1,057,551)	(1,238,270)
Deposit obligations	(1,043,964)	(1,060,205)
Other	(1,287,773)	(1,090,409)
Less: Valuation allowance	5,593,063	6,328,931
Total deferred tax assets	(8,523,972)	(7,103,727)

Liabilities
Deferred policy acquisition costs	10,914,618	9,945,683
Basis difference in property and equipment	6,242,266	5,739,272
Value of business acquired	2,951,487	3,341,888
Deferred gains	3,545,692	2,790,709
Trusts	1,599,657	1,599,657
Tax on unrealized appreciation	800,171	996,488
Total deferred tax liabilities	26,053,891	24,413,697
Net deferred tax liability	$17,529,919	$17,309,970

The valuation allowance relates to differences between recorded deferred tax assets and liabilities and ultimate anticipated realization.

The valuation allowance decreased $735,868 during 2013 and increased $2,688,604 during 2012.

The Company paid $4,009,598, $1,900,000, and $174,811 in income taxes for 2013, 2012 and 2011, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

8)         Income Taxes (Continued)

The Company’s income tax expense (benefit) is summarized as follows for the years ended December 31:

	2013	2012	2011
Current	$1,821,539	$2,707,962	$130,526
Deferred	416,267	1,930,813	(192,731)
Total	$2,237,806	$4,638,775	$(62,205)

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

	2013	2012	2011
Computed expense at statutory rate	$3,340,067	$7,472,953	$410,225
Special deductions allowed small life insurance companies	-	-	(503,672)
Tax audit settlements	20,371	-	-
Other, net	(1,122,632)	(2,834,178)	31,242
Tax expense (benefit)	$2,237,806	$4,638,775	$(62,205)

At December 31, 2013, the Company had no significant unrecognized tax benefits. As of December 31, 2013, the Company does not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months. Federal and state income tax returns for 2009 through 2013 are subject to examination by taxing authorities. An examination of the Company’s 2009 through 2011 federal income tax returns was concluded September 10, 2013 without material adjustment. As part of the examination, the statute of limitations for 2009 was extended to September 15, 2014.

9)         Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $25,000 to $100,000 during the years 2013 and 2012. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to approximately $1,566,336,000 (unaudited) at December 31, 2013 and approximately $1,665,573,000 (unaudited) at December 31, 2012.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

9)         Reinsurance, Commitments and Contingencies (Continued)

Reinsurance Terminated with North America Life Insurance Company

On December 1, 2013, in accordance with the terms of the Coinsurance Agreement, Security National Life, through TransWestern Life Insurance Company (“Trans-Western Life”), recaptured additional policies of Trans-Western Life from North American Life Insurance Company (“North American Life”).  On December 10, 2013, pursuant to the Coinsurance Agreement, North America Life paid $2,500,000, less a ceding commission of $34,000 to Security National Life. On February 13, 2014, in accordance with the terms of the Coinsurance Agreement, Security National Life, through Trans Western Life, recaptured the remaining policies of Trans-Western Life from North American Life. Pursuant to the Coinsurance Agreement, North America Life paid $4,684,000 less a ceding commission of $57,000 to Security National Life, and the Reinsurance Agreement between Trans Western Life and North America Life was terminated.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses in years ended December 31, 2013 and 2012 were $1,846,000 and $4,053,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2013 and 2012, the balances were $5,507,000 and $6,035,000, respectively.

Settlement with Wells Fargo

On April 7, 2011, SecurityNational Mortgage entered into a settlement agreement with Wells Fargo Funding, Inc. (“Wells Fargo Funding”). The settlement agreement provides that it is intended to be a pragmatic commercial accommodation between SecurityNational Mortgage and Wells Fargo Funding and is not to be construed as an admission of responsibility, liability or fault for either party’s claims. Under the terms of the settlement agreement, SecurityNational Mortgage paid an initial settlement amount to Wells Fargo Funding in the amount of $4,300,000.

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser, including Wells Fargo Funding, and pay such amounts to Wells Fargo Funding. SecurityNational Mortgage is additionally required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 27 real estate properties with a total book value as of December 31, 2013 of $4,735,000.

In consideration for SecurityNational Mortgage making the initial settlement payment to Wells Fargo Funding, Wells Fargo Funding and related parties, including Wells Fargo Bank, released SecurityNational Mortgage and related parties, including the Company and Security National Life, from any claims, demands, damages, obligations, liabilities, or causes of action relating to residential mortgage loans that Wells Fargo Funding purchased from SecurityNational Mortgage prior to December 31, 2009.  Similarly, SecurityNational Mortgage released Wells Fargo Funding and its related parties from any claims, demands, damages, obligations, liabilities, or causes of actions relating to residential mortgage loans that Wells Fargo Funding purchased from SecurityNational Mortgage prior to December 31, 2009.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

9) Reinsurance, Commitments and Contingencies (Continued)

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

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $5,502,000 and $6,035,000 as of December 31, 2013 and 2012, respectively, to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against the Company.

The Company disagrees with the repurchase demands and notices of potential claims from third party investors and believes it has significant defenses to these demands. If SecurityNational Mortgage is unable to resolve the alleged claims by the third party investors on acceptable terms, legal action may ensue.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against claims asserted by these third party investors to the extent that a substantial judgment is entered against SecurityNational Mortgage which is beyond its capacity to pay, SecurityNational Mortgage may be required to curtail or cease operations.

JP Morgan Chase Indemnification Demand

The Company and its wholly owned subsidiary, SecurityNational Mortgage, received a notice of claim for indemnification dated December 21, 2011, from JP Morgan Chase & Co. (“JP Morgan Chase”) on behalf of EMC Mortgage, LLC (“EMC Mortgage”), relating to 21 mortgage loans that EMC Mortgage allegedly purchased as a third party investor from SecurityNational Mortgage.  The notice also referenced a guaranty agreement, dated February 23, 2006, by the Company for the benefit of EMC Mortgage.  The indemnification notice additionally stated that EMC Mortgage had been named in a lawsuit by the Bear Stearns Mortgage Funding Trust 2007-AR2 (the “Trust”), which was filed on September 13, 2011 in the Delaware Court of Chancery.

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

The indemnification notice from JP Morgan Chase further alleged that the Company and SecurityNational Mortgage are required to indemnify EMC Mortgage for any of its losses arising from the lawsuit that the Trust brought against EMC based upon allegedly untrue statements of material fact related to information that was provided by SecurityNational Mortgage. To the extent the claims in the complaint relate to the 21 mortgage loans that SecurityNational Mortgage allegedly sold to EMC Mortgage, the Company believes it has significant defenses to such claims. The Company intends to vigorously defend itself and SecurityNational Mortgage in the event that JP Morgan Chase were to bring any legal action to require the Company or SecurityNational Mortgage to indemnify it for any loss, liability or expense in connection with the lawsuit that the Trust has brought against EMC Mortgage.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $-0-, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  As of December 31, 2013, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

On May 11, 2011, SecurityNational Mortgage filed a complaint against Aurora Bank FSB, formerly known as Lehman Bank, and Aurora Loan Services in the United States District Court for the District of Utah because it had been unable to resolve certain issues under the Indemnification Agreement. The complaint alleges, among other things, material breach of the Indemnification Agreement, including a claim that neither Lehman Bank nor Aurora Loan Services owned mortgage loans sold by SecurityNational Mortgage to justify the amount of payments demanded from, and made by SecurityNational Mortgage. As a result, SecurityNational Mortgage claims it is entitled to judgment of approximately $4,000,000 against Lehman Bank, as well as Aurora Loan Services to the extent of its involvement and complicity with Lehman Bank.  The complaint also alleges a second claim for material breach of a section of the Indemnification Agreement that contains an alleged “sunset” provision and that the amount of the requested payments made was not justified under the “sunset” provision.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

On February 27, 2013, SecurityNational Mortgage’s motion for summary judgment against Lehman Bank and Aurora Loan Services and the related cross motion were heard by Judge David Nuffer of the United States District Court for the District of Utah. After an extensive hearing, Judge Nuffer requested that the parties prepare findings of fact in accordance with the Court’s earlier promulgated findings as modified at the hearing, and that each party submit proposed conclusions of law related to the motions. Judge Nuffer also said that he may request a further hearing on the matter. The motion and cross motion are under advisement. SecurityNational Mortgage’s motion in the Lehman Holdings case has been reset for hearing on April 22, 2014 before Judge Ted Stewart of the United States District Court for the District of Utah, with a trial, as may be necessary, set for August 11, 2014.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

9) Reinsurance, Commitments and Contingencies (Continued)

Non-Cancelable Leases

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to five years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2013, are approximately as follows:

Years Ending
December 31
2014	3,104,498
2015	2,444,254
2016	1,758,888
2017	1,326,789
2018	241,697
Total	$8,876,126

Total rent expense related to non-cancelable operating leases for the years ended December 31, 2013, 2012, and 2011 was approximately $4,307,000, $3,425,000, and $2,595,000, respectively.

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of December 31, 2013, the Company’s commitments were $18,000,000, for these loans of which $12,912,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of December 31, 2013). Maturities range between six and twelve months.

At December 31, 2013, SecurityNational Mortgage was contingently liable under a standby letter of credit aggregating $1,250,000, to be used as collateral to cover any contingency relating to claims filed in states where SecurityNational Mortgage is licensed. The Company does not expect any material losses to result from the issuance of the standby letter of credit. Accordingly, the estimated fair value of these instruments is zero.

At December 31, 2013, the Company was contingently liable under a standby letter of credit aggregating $641,001, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero.

At December 31, 2013, the Company was contingently liable under two standby letters of credit aggregating $139,220, issued as security deposits to guarantee payment of final bills for electric and gas utility services for a commercial real estate property owned by the Company in Wichita, Kansas.

The Company belongs to a captive insurance group for certain casualty insurance, worker compensation and liability programs. Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the insurance liabilities and related reserves, the captive insurance management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since captive insurance management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At December 31, 2013, $524,034 of reserves was established related to such insurance programs versus $589,661 at December 31, 2012.

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
Years Ended December 31, 2013, 2012 and 2011

10)         Retirement Plans

The Company and its subsidiaries have a noncontributory Employee Stock Ownership Plan (ESOP) for all eligible employees. Eligible employees are primarily those with more than one year of service, who work in excess of 1,000 hours per year. Contributions, which may be in cash or stock of the Company, are determined annually by the Board of Directors.

The Company’s contributions are allocated to eligible employees based on the ratio of each eligible employee’s compensation to total compensation for all eligible employees during each year. The Company did not make any contributions for 2013, 2012 and 2011. At December 31, 2013, the ESOP held 574,570 shares of Class A and 2,294,549 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has three 401(k) savings plans covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pretax contributions up to a maximum of $17,500, $17,000 and $16,500 for the years 2013, 2012 and 2011, respectively or the statutory limits.

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company matched 100% of up to 3% of an employee’s total annual compensation and matched 50% of 4% to 5% of an employee’s annual compensation. The match was in Company stock. The Company’s contribution for 2013, 2012 and 2011 was $749,898, $222,719 and $208,206, respectively under the “Safe Harbor” plan.

In 2001, the Company’s Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2013, 2012 and 2011.

The Company has a deferred compensation agreement with its past Chief Executive Officer. The deferred compensation is payable on the retirement or death of this individual either in annual installments over 10 years or in a lump sum settlement, if approved by the Board of Directors. The amount payable is $60,000 per year with cost of living adjustments each anniversary. The compensation agreement also provides that any remaining balance will be payable to his heirs in the event of his death. In addition, the agreement provides that the Company will pay the Group Health coverage for this individual and/or his spouse. In 2013, the Company decreased its liability for these future obligations by $0 and in 2012 decreased its liability by $1,349. The current balance as of December 31, 2013 was $598,426.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

10)         Retirement Plans (Continued)

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits there under, the remaining benefits are to be paid to his heirs. The Company expensed $264,000 and $87,467 in fiscal 2013 and 2012, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $1,437,242 and $1,173,242 as of December 31, 2013 and 2012, respectively.

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

In the event of a sale or merger of the Company and Mr. Beckstead is not retained in his current position, the Company would be obligated to continue Mr. Beckstead’s current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62½) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits there under, the remaining benefits are to be paid to his heirs. The Company expensed $-0- and $44,533 in fiscal 2013 and 2012, respectively, to cover the present value of the retirement benefit of the agreement. The liability accrued is $613,403 and $613,403, as of December 31, 2013 and 2012, respectively.

11)         Capital Stock

The Company has two classes of common stock with shares outstanding, Class A common shares and Class C common shares. Class C shares vote share for share with the Class A shares on all matters except election of one third of the directors who are elected solely by the Class A shares, but generally are entitled to a lower dividend participation rate. Class C shares are convertible into Class A shares at any time on a ten to one ratio. The decrease in treasury stock was the result of treasury stock being used to fund the company’s 401(k) and Deferred Compensation Plans.

Stockholders of both classes of common stock have received 5% stock dividends in the years 1990 through 2013, as authorized by the Company’s Board of Directors.

The Company has Class B common stock of $1.00 par value, 5,000,000 shares authorized, of which none are issued. Class B shares are non-voting stock except to any proposed amendment to the Articles of Incorporation which would affect Class B common stock.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

11) Capital Stock (Continued)

The following table summarizes the activity in shares of capital stock for the three-year period ended December 31, 2013:

	Class A	Class C
Balance at December 31, 2010	9,178,945	9,660,152

Exercise of stock options	-	-
Stock dividends	459,168	482,675
Conversion of Class C to Class A	685	(6,851)

Balance at December 31, 2011	9,638,798	10,135,976

Exercise of stock options	685,753	318,912
Stock dividends	518,702	522,440
Conversion of Class C to Class A	323	(3,227)

Balance at December 31, 2012	10,843,576	10,974,101

Exercise of stock options	359,786	2,112,110
Stock dividends	562,152	633,424
Conversion of Class C to Class A	41,773	(417,727)

Balance at December 31, 2013	11,807,287	13,301,908

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with accounting principles generally accepted in the United States of America, the basic and diluted earnings per share amounts were calculated as follows:

	2013	2012	2011
Numerator:
Net earnings	$7,585,921	$16,712,518	$1,298,758

Denominator:
Denominator for basic earnings per share-weighted-average shares	11,751,428	10,812,967	10,572,201

Effect of dilutive securities
Employee stock options	586,235	570,744	113,344
Dilutive potential common shares	586,235	570,744	113,344

Denominator for diluted earnings (loss) per share-adjusted weighted-average shares and assumed conversions	12,337,663	11,383,711	10,685,545

Basic earnings (loss) per share	$0.65	$1.55	$0.12
Diluted earnings (loss) per share	$0.61	$1.47	$0.12

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

12)          Stock Compensation Plans

The Company has three fixed option plans (the “2003 Plan”, the “2006 Plan” and the “2013 Plan”). Compensation expense for options issued of $88,369, $251,031 and $253,934 has been recognized under these plans for 2013, 2012 and 2011, respectively. As of December 31, 2013, the total unrecognized compensation expense related to the options issued in 2013 was $240,021, which is expected to be recognized over the vesting period of one year.

The weighted-average fair value of each option granted in 2013 under the 2013 Plan and the 2006 Plan, is estimated at $1.96 for the December 6, 2013 and December 7, 2013 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 67.93%, risk-free interest rate of 1.68%, and an expected term of 5.31 years.

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

The weighted-average fair value of each option granted in 2011 under the 2003 Plan and the 2006 Plan, is estimated at $0.52 and $0.71 for the December 2, 2012 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 59%, risk-free interest rate of 3.4%, and an expected life of five to ten years.

The Company generally estimates the expected life of the options based upon the contractual term of the options adjusted for actual experience. Future volatility is estimated based upon the weighted historical volatility of the Company’s Class A common stock and three per company stocks over a period equal to the estimated life of the options. Common stock issued upon exercise of stock options are generally new share issuances rather than from treasury shares.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

12)         Stock Compensation Plans (Continued)

Activity of the stock option plans is summarized as follows:
	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares(1)
Outstanding at December 31, 2010	1,596,095	$2.61	3,438,355
Adjustment for the effect of stock dividends	95,073		171,920
Granted	346,500		-
Exercised	-		-
Cancelled	(41,125)		-

Outstanding at December 31, 2011	1,996,543	$2.40	3,610,275
Adjustment for the effect of stock dividends	43,928		245,145
Granted	347,000		-
Exercised	(1,041,276)		(525,000)
Cancelled	(123,134)		-
Reclass from A to C	(250,808)		2,508,085

Outstanding at December 31, 2012	972,253	$2.07	5,838,505
Adjustment for the effect of stock dividends	17,962		242,217
Granted	81,960		500,000
Exercised	(485,366)		(1,906,022)
Cancelled	(76,676)		(638,138)
Reclass from A to C	(105,000)		1,050,000

Outstanding at December 31, 2013	405,133	$2.41	5,086,562

Exercisable at end of year	319,009	$1.82	4,561,562

Available options for future grant	312,642		1,050,000

Weighted average contractual term of options outstanding at December 31, 2013	7.23 years	-	2.61 years

Weighted average contractual term of options exercisable at December 31, 2013	6.51 years		2.34 years

Aggregated intrinsic value of options outstanding at December 31, 2013	$893,398		$1,340,147

Aggregated intrinsic value of options exercisable at December 31, 2013	$893,172		$1,340,147

(1) Class “C” shares are converted to Class “A” shares on a 10 to 1 ratio. The Weighted Average Exercise Price is based on Class A Common shares.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the years ended December 31, 2013 and 2012 was $2,179,393 and $3,340,460, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

Statutory net income and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

	Net Income			Capital and Surplus
	2013	2012	2011	2013	2012
Amounts by insurance subsidiary:
Security National Life Insurance Company	$1,283,311	$391,533	$(34,795)	$29,597,289	$29,828,732

Memorial Insurance Company of America	237	159	(1,994)	1,083,237	1,084,067

Southern Security Life Insurance Company, Inc.	1,288	184	971	1,586,832	1,583,524

Trans-Western Life Insurance Company	1,906	2,113	-	497,878	495,972

Total	$1,286,742	$393,989	$(35,818)	$32,765,236	$32,992,295

The Utah, Arkansas, Mississippi and Texas Insurance Departments impose minimum risk-based capital requirements (“RBC”) that were developed by the NAIC on insurance enterprises. The formulas for determining the RBC specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries have a combined weighted Ratio that is greater than the first level of regulatory action as of December 31, 2013.

Generally, the net assets of the life insurance subsidiaries available for transfer to the Company are limited to the amounts of the life insurance subsidiaries net assets, as determined in accordance with statutory accounting practices, which were $32,765,236 at December 31, 2013, exceed minimum statutory capital requirements; however, payments of such amounts as dividends are subject to approval by regulatory authorities.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

14)         Business Segment Information (Continued)

	2013
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$51,322,567	$12,000,375	$127,950,021	$-	$191,272,963
Net investment income	15,877,784	268,923	4,207,295	-	20,354,002
Realized gains (losses) on investments and other assets	1,402,352	15,699	-	-	1,418,051
Other than temporary impairments	(336,226)	-	-	-	(336,226)
Other revenues	538,009	94,703	1,973,518	-	2,606,230
Intersegment revenues:
Net investment income	7,220,282	1,356,825	262,074	(8,839,181)	-
Total revenues	76,024,768	13,736,525	134,392,908	(8,839,181)	215,315,020
Expenses:
Death and other policy benefits	28,534,936	-	-	-	28,534,936
Increase in future policy benefits	19,594,890	-	-	-	19,594,890
Amortization of deferred policy and preneed acquisition costs and value of business acquired	4,811,300	370,537	-	-	5,181,837
Depreciation	401,893	426,641	792,535	-	1,621,069

General, administrative and other costs:
Intersegment	24,000	141,367	199,193	(364,560)	-
Provision for loan losses	-	-	1,751,472	-	1,751,472
Costs related to funding mortgage
loans	-	-	6,635,290	-	6,635,290
Other	18,753,753	10,467,717	110,096,627	1	139,318,098
Interest expense:
Intersegment	802,352	1,664,096	6,008,174	(8,474,622)	-
Other	233,343	443,133	2,177,225	-	2,853,701
Total benefits and expenses	73,156,467	13,513,491	127,660,516	(8,839,181)	205,491,293
Earnings (losses) before income taxes	$2,868,301	$223,034	$6,732,392	$-	$9,823,727
Income tax (expense) benefit	399,304	-	(2,637,110)	-	(2,237,806)
Net earnings (losses)	$3,267,605	$223,034	$4,095,282	$-	$7,585,921

Identifiable assets	$591,465,834	$114,454,631	$50,250,677	$(137,413,688)	$618,757,454

Goodwill	$391,848	$285,191	$-	$-	$677,039

Expenditures for long-lived assets	$659,259	$1,100,195	$1,810,879	$-	$3,570,333

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

14) Business Segment Information (Continued)

	2012
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$49,550,904	$10,864,497	$150,553,261	$-	$210,968,662
Net investment income	16,616,541	333,625	4,965,411	-	21,915,577
Realized gains (losses) on investments and other assets	1,415,556	8,954	-	-	1,424,510
Other than temporary impairments	(1,207,632)	-	-	-	(1,207,632)
Other revenues	482,325	136,189	540,538	-	1,159,052
Intersegment revenues:
Net investment income	7,570,979	1,435,891	294,980	(9,301,850)	-
Total revenues	74,428,673	12,779,156	156,354,190	(9,301,850)	234,260,169
Expenses:
Death and other policy benefits	24,246,088	-	-	-	24,246,088
Increase in future policy benefits	21,435,191	-	-	-	21,435,191
Amortization of deferred policy and preneed acquisition costs and value of business acquired	5,137,586	311,843	-	-	5,449,429
Depreciation	315,960	426,006	516,131	-	1,258,097
General, administrative and other costs:
Intersegment	24,000	102,726	137,696	(264,422)	-
Provision for loan losses	-	-	4,239,418	-	4,239,418
Costs related to funding mortgage
loans	-	-	6,931,045	-	6,931,045
Other	17,824,800	9,582,499	118,198,014	2	145,605,315
Interest expense:
Intersegment	694,442	1,681,987	6,661,001	(9,037,430)	-
Other	159,659	455,449	3,129,185	-	3,744,293
Total benefits and expenses	69,837,726	12,560,510	139,812,490	(9,301,850)	212,908,876
Earnings (losses) before income taxes	$4,590,947	$218,646	$16,541,700	$-	$21,351,293
Income tax (expense) benefit	1,755,258	-	(6,394,033)	-	(4,638,775)
Net earnings (losses)	$6,346,205	$218,646	$10,147,667	$-	$16,712,518

Identifiable assets	$558,845,424	$116,368,747	$55,613,678	$(133,611,226)	$597,216,623

Goodwill	$391,848	$285,191	$-	$-	$677,039

Expenditures for long-lived assets	$400,605	$689,154	$2,131,861	$-	$3,221,620

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

14) Business Segment Information (Continued)

	2011
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$49,898,032	$10,761,469	$77,605,105	$-	$138,264,606
Net investment income	15,855,355	159,186	2,555,536	-	18,570,077
Realized gains (losses) on investments and other assets	1,596,127	868,226	-	-	2,464,353
Other than temporary impairments	(840,735)	-	-	-	(840,735)
Other revenues	712,400	147,830	248,739	-	1,108,969
Intersegment revenues:
Net investment income	5,832,691	1,691,197	258,062	(7,781,950)	-
Total revenues	73,053,870	13,627,908	80,667,442	(7,781,950)	159,567,270
Expenses:
Death and other policy benefits	23,945,720	-	-	-	23,945,720
Increase in future policy benefits	22,258,241	-	-	-	22,258,241
Amortization of deferred policy and preneed acquisition costs and value of business acquired	5,396,016	373,332	-	-	5,769,348
Depreciation	479,634	520,015	499,389	-	1,499,038
General, administrative and other costs:
Intersegment	24,000	103,494	130,011	(257,505)	-
Provision for loan losses	-	-	2,070,399	-	2,070,399
Costs related to funding mortgage
loans	-	-	4,240,377	-	4,240,377
Other	17,472,713	9,827,197	69,286,435	-	96,586,345
Interest expense:
Intersegment	668,047	1,905,559	4,950,839	(7,524,445)	-
Other	111,221	437,736	1,412,292	-	1,961,249
Total benefits and expenses	70,355,592	13,167,333	82,589,742	(7,781,950)	158,330,717
Earnings (losses) before income taxes	$2,698,278	$460,575	$(1,922,300)	$-	$1,236,553
Income tax (expense) benefit	(734,626)	-	796,831	-	62,205
Net earnings (losses)	$1,963,652	$460,575	$(1,125,469)	$-	$1,298,758

Identifiable assets	$504,744,743	$116,453,434	$27,913,480	$(126,061,216)	$523,050,441

Goodwill	$391,848	$285,191	$-	$-	$677,039

Expenditures for long-lived assets	$136,742	$255,116	$373,775	$-	$765,633

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

Restricted Assets: A portion of these assets include mutual funds and equity securities that have quoted market prices. Also included are cash and cash equivalents and participations in mortgage loans. The carrying amounts reported in the accompanying consolidated balance sheet for these financial instruments approximate their fair values.

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
Years Ended December 31, 2013, 2012 and 2011

16)         Fair Value of Financial Instruments (Continued)

The items shown under Level 3 are valued as follows:

Policyholder Account Balances and Future Policy Benefits-Annuities:  Future policy benefit reserves for interest-sensitive insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for interest-sensitive insurance products ranged from 4% to 6.5%. The fair values for the Company’s liabilities under investment-type insurance contracts (disclosed as policyholder account balances and future policy benefits – annuities) are estimated based on the contracts’ cash surrender values.

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

Real Estate Owned Held for Investment: The Company believes that in an orderly market fair value will approximate the replacement cost of a home and the rental income provides a cash flow stream for investment analysis. The Company believes the highest and best use of the properties are as income producing assets since it is the Company’s intent to hold the properties as rental properties, matching the income from the investment in rental properties with the funds required for future estimated policy claims. Accordingly, the fair value determination will be weighted more heavily toward the rental analysis.

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
Years Ended December 31, 2013, 2012 and 2011

16) Fair Value of Financial Instruments (Continued)

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

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2013.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$4,498,756	$4,498,756	$-	$-
Total securities available for sale	4,498,756	4,498,756	-	-
Restricted assets of cemeteries and mortuaries	667,149	667,149	-	-
Cemetery perpetual care trust investments	695,616	695,616	-	-
Derivatives - interest rate lock commitments	1,511,111	-	-	1,511,111
Total assets accounted for at fair value on a recurring basis	$7,372,632	$5,861,521	$-	$1,511,111

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(48,000,668)	$-	$-	$(48,000,668)
Future policy benefits - annuities	(65,052,928)	-	-	(65,052,928)
Derivatives - bank loan interest rate swaps	(58,310)	-	-	(58,310)
- call options	(124,174)	(124,174)	-	-
- interest rate lock commitments	(23,203)	-	-	(23,203)
Total liabilities accounted for at fair value on a recurring basis	$(113,259,283)	$(124,174)	$-	$(113,135,109)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

16) Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2012	$(49,746,337)	$(65,171,687)	$2,961,465	$(93,572)

Total Losses (Gains):

Included in earnings	1,745,669	118,759	-	-

Included in other comprehensive income (loss)	-	-	(1,473,557)	35,262

Balance - December 31, 2013	$(48,000,668)	$(65,052,928)	$1,487,908	$(58,310)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2013.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$5,291,724	$-	$-	$5,291,724
Mortgage loans on real estate	89,000	-	-	89,000
Other real estate owned held for investment	660,784	-	-	660,784
Total assets accounted for at fair value on a nonrecurring basis	$6,041,508	$-	$-	$6,041,508

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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
Years Ended December 31, 2013, 2012 and 2011

16) Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2012.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$2,797,470	$-	$-	$2,797,470
Mortgage loans on real estate	4,621,500	-	-	4,621,500
Other real estate owned held for investment	985,219	-	-	985,219
Total assets accounted for at fair value on a nonrecurring basis	$8,404,189	$-	$-	$8,404,189

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2013. The estimated fair value amounts for December 31, 2013 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2013:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans:
Residential	$48,503,639	$-	$-	$51,537,154	$51,537,154
Residential construction	12,812,359	-	-	12,812,359	12,812,359
Commercial	41,465,880	-	-	42,441,268	42,441,268
Mortgage loans, net	$102,781,878	$-	$-	$106,790,781	$106,790,781
Policy loans	7,520,376	-	-	7,520,376	7,520,376
Other loans	12,203,630	-	-	12,203,630	12,203,630
Short-term investments	12,135,719	-	-	12,135,719	12,135,719

Liabilities
Bank and other loans payable	$18,231,128	$-	$-	$18,231,128	$18,231,128

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

16) Fair Value of Financial Instruments (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2012:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans:
Residential	$46,391,249	$-	$-	$50,266,965	$50,266,965
Residential construction	3,114,925	-	-	3,114,925	3,114,925
Commercial	34,956,031	-	-	35,475,500	35,475,500
Mortgage loans, net	$84,462,205	$-	$-	$88,857,390	$88,857,390
Policy loans	8,075,101	-	-	8,075,101	8,075,101
Other loans	12,113,415	-	-	12,113,415	12,113,415
Short-term investments	40,925,390	-	-	40,925,390	40,925,390

Liabilities
Bank and other loans payable	$11,816,771	$-	$-	$11,816,771	$11,816,771

The methods, assumptions and significant valuation techniques and inputs used to estimate the fair value of financial instruments are summarized as follows:

Mortgage Loans on Real Estate: The estimated fair value of the Company’s mortgage loans is determined using various methods. The Company’s mortgage loans are grouped into three categories: Residential, Residential Construction and Commercial. When estimating the expected future cash flows, it is assumed that all loans will be held to maturity, and any loans that are non-performing are evaluated individually for impairment.

Residential – The estimated fair value of mortgage loans originated prior to 2013 is determined by estimating expected future cash flows of interest payments and discounting them using current interest rates from single family mortgages. The estimated fair value of mortgage loans originated in 2013 is determined from pricing of similar loans that were sold in December 2013.

Residential Construction – These loans are primarily short in maturity (4-6 months) accordingly, the estimated fair value is determined to be the net book value.

Commercial – The estimated fair value is determined by estimating expected future cash flows of interest payments and discounting them using current interest rates for commercial mortgages.

Policy and Other Loans: The carrying amounts reported in the accompanying consolidated balance sheet for these financial instruments approximate their fair values.

Short-Term Investments: The carrying amounts reported in the accompanying consolidated balance sheet for these financial instruments approximate their fair values.

Bank and Other Loans Payable: The carrying amounts reported in the accompanying consolidated balance sheet for these financial instruments approximate their fair values.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

17)        Accumulated Other Comprehensive Income

The following summarizes the changes in accumulated other comprehensive income:

	December 31
	2013	2012
Unrealized losses on available for-sale securities	$(12,299)	$(28,700)
Reclassification adjustment for net realized gains in net income	538,311	386,328
Net unrealized gains before taxes	526,012	357,628
Tax (expense) benefit	(221,221)	70,120
Net	304,791	427,748
Potential unrealized gains for derivative bank loans (interest rate swaps) before taxes	35,262	24,240
Tax expense	(9,073)	(8,242)
Net	26,189	15,998
Potential unrealized gains (losses) for derivative mortgage loans before taxes	(1,473,557)	1,266,924
Tax (expense) benefit	426,614	(430,754)
Net	(1,046,943)	836,170
Other comprehensive income (loss) changes	$(715,963)	$1,279,916

The following is the accumulated balances of other comprehensive income as of December 31, 2013:

	Beginning Balance December 31, 2012	Change for the period	Ending Balance December 31, 2013
Unrealized net gains on available-for-salesecurities and trust investments	$41,550	$304,791	$346,341

Unrealized gains (losses) on derivative mortgage loans	1,954,567	(1,046,943)	907,624

Unrealized gains (losses) on derivative bank loan interest rate swaps	(61,758)	26,189	(35,569)
Other comprehensive income	$1,934,359	$(715,963)	$1,218,396

The following is the accumulated balances of other comprehensive income as of December 31, 2012:

	Beginning Balance December 31, 2011	Change for the period	Ending Balance December 31, 2012
Unrealized net gains (losses) on available-for-sale securities and trust investments	$(386,198)	$427,748	$41,550

Unrealized gains on derivative mortgage loans	1,118,397	836,170	1,954,567

Unrealized gains (losses) on derivative bank loan interest rate swaps	(77,756)	15,998	(61,758)
Other comprehensive income	$654,443	$1,279,916	$1,934,359

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

18)	Derivative Commitments

The Company has adopted a strategy of selling “out of the money” call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the market value of the option.  The liability for call options is adjusted to market value at each reporting date. The market value of outstanding call options as of December 31, 2013 and December 31, 2012 was $124,174 and $126,215, respectively.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option.  If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security. Additional information on how the Company reports these derivatives is discussed in Note 1 of the Notes to Consolidated Financial Statements.

 The following table shows the fair value of derivatives as of December 31, 2013 and December 31, 2012.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$1,511,111	other assets	$3,127,689	Other liabilities	$23,203	Other liabilities	$166,224
Call Options		-		-	Other liabilities	124,174	Other liabilities	126,215
Interest rate swaps		-		-	Bank loans payable	58,310	Bank loans payable	93,572
Total		$1,511,111		$3,127,689		$205,687		$386,011

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain (Loss) Recognized in OCI
	Years ended December 31
Derivative - Cash Flow Hedging Relationships:	2013	2012
Interest Rate Lock Commitments	$(1,473,557)	$1,266,924
Interest Rate Swaps	35,262	24,240
Sub Total	(1,438,295)	1,291,164
Tax Effect	(417,541)	438,996
Total	$(1,020,754)	$852,168

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming theacquisition of Trans-Western had occurred at the beginning of the years ended December 31, 2013, 2012 and 2011, respectively. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

	For the Year Ended December 31 (unaudited)
	2013	2012	2011
Total revenues	$215,315,020	$234,268,496	$159,620,617
Net earnings	$7,585,921	$16,713,955	$1,314,026
Net earnings per Class A equivalent common share	$0.65	$1.65	$0.13
Net earnings per Class A equivalent common share assuming dilution	$0.61	$1.57	$0.13

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

20)         Mortgage Servicing Rights

The following table presents the MSR activity for 2013 and 2012.

	December 31 2013
	2013	2012
Amortized cost:
Balance before valuation allowance at beginning of year	$2,797,470	$-
MSRs received as proceeds from loan sales	2,494,254	2,797,470
Amortization	(447,623)	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$4,844,101	$2,797,470

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at year end	$-	$-

Mortgage servicing rights, net	$4,844,101	$2,797,470

Estimated fair value of MSRs at year end	$5,491,270	$2,797,470

The Company reports these MSRs pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements. The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its December 31, 2013 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR Amortization
2014	$587,969
2015	587,969
2016	587,969
2017	587,969
2018	587,969
Thereafter	1,904,256
Total	$4,844,101

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

21)         Quarterly Financial Data (Unaudited)

	2013
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$54,852,234	$61,332,289	$50,552,791	$48,577,706
Benefits and expenses	51,624,611	56,862,769	48,588,507	48,415,406
Earnings before income taxes	3,227,623	4,469,520	1,964,284	162,300
Income tax benefit (expense)	(1,194,357)	(1,670,275)	(697,793)	1,324,619
Net earnings	2,033,266	2,799,245	1,266,491	1,486,919
Net earnings per common share	$0.19	$0.25	$0.11	$0.12
Net earnings per common share assuming dilution	$0.17	$0.24	$0.11	$0.12

	2012
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$47,323,223	$56,528,210	$63,747,903	$66,660,832
Benefits and expenses	44,994,631	51,491,833	57,615,608	58,806,804
Earnings before income taxes	2,328,592	5,036,377	6,132,295	7,854,029
Income tax expense	(666,409)	(1,443,345)	(2,142,249)	(386,772)
Net earnings	1,662,183	3,593,032	3,990,046	7,467,257
Net earnings per common share	$0.18	$0.38	$0.42	$0.76
Net earnings per common share assuming dilution	$0.17	$0.36	$0.38	$0.69

	2011
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$34,172,180	$36,466,418	$41,324,687	$47,603,985
Benefits and expenses	35,494,762	36,325,240	40,490,197	46,020,518
Earnings (loss) before income taxes	(1,322,582)	141,178	834,490	1,583,467
Income tax benefit (expense)	804,109	63,689	(64,168)	(741,425)
Net earnings (loss)	(518,473)	204,867	770,322	842,042
Net earnings (loss) per common share	$(0.06)	$0.02	$0.09	$0.09
Net earnings (loss) per common share assuming dilution	$(0.06)	$0.02	$0.09	$0.09

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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2013. Based on that assessment the Company believes that, at December 31, 2013, its internal control over financial reporting was effective.

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

There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On December 6, 2013, the Company’s Board of Directors approved amendments to the Company’s Bylaws.  The new amendments to the Bylaws were effective as of December 6, 2013.  The most important changes in the Bylaws were as follows:  First, a new Article 13 was added entitled, “Forum for Adjudication of Disputes.”  This new article was added in view of the favorable decision by the Delaware Court of Chancery in upholding the enforceability of the forum selection bylaws in the Chevron/FedEx case.  The plaintiffs in that case appealed the decision, but voluntarily dismissed their appeal.

More specifically, the new Article 13 provides that unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by a director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim pursuant to any provision of the Utah Revised Business Corporation Act, or (iv) an action asserting a claim governed by the internal affairs doctrine, will be a state or federal court located within the State of Utah.

The Company believes the forum selection provision in the Company’s Bylaws can greatly reduce the costs and complexities associated with certain types of multi-jurisdiction litigation.  Moreover, it will provide greater certainty in outcomes in such litigation to the benefit of all the Company’s stockholders.

Second, the amendments to the Company’s Bylaws amended the indemnification provisions in Article 8 to include the indemnification of the Company’s officers rather than indemnifying just the Company’s directors as was the case before the amendments.  Third, Section 3.15 of the Bylaws was amended to allow the participation by the Company’s directors in Board of Directors meetings by means of other forms of communication (e.g., Skype) besides conference calls.  As amended, Section 3.15 allows directors to participate in a Board meeting by means of a conference telephone call or similar communications equipment, or through the use of any other means of communication, by which all persons participating in the meeting can hear each other during the meeting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors consists of nine persons, five of whom are not employees of the Company. There are no family relationships between or among any of the directors and executive officers, except that Scott M. Quist and Christie Q. Overbaugh are brother and sister, Jason G. Overbaugh is the son of Christie Q. Overbaugh, and S. Andrew Quist is the son of Scott M. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.

Name	Age	Position with the Company
Scott M. Quist	60	Chairman of the Board, President, Chief Executive Officer and Director

Garrett S. Sill	43	Chief Financial Officer and Treasurer

J. Lynn Beckstead, Jr.	60	Vice President Mortgage Operations and Director

Christie Q. Overbaugh	65	Senior Vice President of Internal Operations

Jason G. Overbaugh	39	Vice President, Assistant Secretary, National Marketing Director of Life Insurance and Director

Jeffrey R. Stephens	60	General Counsel and Corporate Secretary

S. Andrew Quist	33	Vice President, Associate General Counsel and Director

John L. Cook	59	Director

Gilbert A. Fuller	73	Director

Robert G. Hunter	54	Director

H. Craig Moody	62	Director

Norman G. Wilbur	75	Director

Directors

The following is a description of the business experience of each of the Company’s directors.

Scott M. Quist has served as Chairman of the Board and Chief Executive Officer of the Company since September 2012. Mr. Quist also serves as the Company’s President, a position he has held since 2002. He has also served as a director of the Company since 1986.  Mr. Quist served as First Vice President of the Company from 1986 to 2002.  From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas.  From 1986 to 1991, he was Treasurer and a director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies.  Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance.  He has also served as a regional director of Key Bank of Utah since November 1993.  Mr. Quist is currently a director and a past president of the National Alliance of Life Companies, a trade association of over 200 life companies.  Mr. Quist holds a B.S. degree in Accounting from Brigham Young University and received his law degree also from Brigham Young University.  Mr. Quist’s significant expertise and deep understanding of the technical, organizational and strategic business aspects of the insurance industry, his management expertise, his twelve year tenure as President of the Company and 27 year tenure as a director, and his years of business and leadership experience led the Board of Directors to conclude that he should be appointed as Chairman of the Board and Chief Executive Officer of the Company.

J. Lynn Beckstead, Jr. has served as Vice President of Mortgage Operations and a director of the Company since 2002.  In addition, Mr. Beckstead is President of SecurityNational Mortgage, a wholly owned subsidiary of the Company, having served in this position since 1993.  From 1990 to 1993, Mr. Beckstead was Vice President and a director of Republic Mortgage Corporation.  From 1983 to 1990, Mr. Beckstead was Vice President and a director of Richards Woodbury Mortgage Corporation.  From 1980 to 1983, he was a principal broker for Boardwalk Properties.  From 1978 to 1980, Mr. Beckstead was a residential loan officer for Medallion Mortgage Company.  From 1977 to 1978, he was a residential construction loan manager of Citizens Bank.  Mr. Beckstead’s expertise in real estate, his twenty year tenure serving as President of SecurityNational Mortage Company, and his business and leadership experience led the Board of Directors to conclude that he should serve as a director.

Jason G. Overbaugh has served as Vice President and Assistant Secretary of the Company since 2002. He has also served as a director of the Company since July 2013. Mr. Overbaugh has additionally served as a Vice President and National Marketing Director of Security National Life Insurance Company, a wholly owned subsidiary of the Company, since 2006. From 2003 to 2006, he served as a Vice President of Security National Life Insurance Company with responsibilities as an investment manager over construction lending and commercial real estate investments. From 2000 to 2003, he served as a Vice President of Memorial Estates, Inc., a wholly owned subsidiary of the Company, with responsibilities over operations and sales. In addition, Mr. Overbaugh has served since 2007 as a director of the LOMA Life Insurance Council, a trade association of life insurance companies. He is also a member of the NFDA Trade Association. Mr. Overbaugh received a B.S. degree in Finance from the University of Utah. Mr. Overbaugh’s expertise in insurance and marketing, and his 17 years of experience with the Company in its insurance, real estate, and mortgage and cemetery operations, led the Board of Directors to conclude that he should serve as a director.

S. Andrew Quist has served as Vice President of the Company since 2010. He has also served as a director of the Company since July 2013. Mr. Quist has additionally served as the Company’s Associate General Counsel since 2007, where his responsibilities have included the Company’s regulatory matters and acquisitions. In addition, Mr. Quist has been Vice President and Chief Operating Officer since 2010, and Vice President from 2008 to 2010, of C&J Financial, LLC, a wholly owned subsidiary of the Company, which funds the purchase of funeral and burial policies from funeral homes after the death of the insureds.  Mr. Quist has also served since 2013 as a director of the National Alliance of Life Companies (NALC), a national trade association of over 200 life insurance companies, where he also serves as Vice President and Treasurer. Mr. Quist further serves as President of the Utah Life Convention, a consortium of Utah domestic life insurers. Mr. Quist holds a B.S. degree in Accounting from Brigham Young University and received his law degree from the University of Southern California. Mr. Quist’s expertise in insurance, legal, and regulatory matters led the Board of Directors to conclude that he should serve as a director.

John L. Cook has served as a director of the Company since December 6, 2013.  Mr. Cook has served since 1982 as co-owner and operator of Cook Brothers Painting, Inc., a painting company that provides painting services for contractors and builders of residential and commercial properties. In addition, Mr. Cook attended the University of Utah. Mr. Cook’s years of experience with the construction industry and construction projects led the Board of Directors to conclude that Mr. Cook should serve as a director. As a director Mr. Cook will advise the Board regarding the Company’s investments in commercial and residential real estate projects, including Dry Creek at East Village, a 282 unit multifamily development in Sandy City, Utah. Moreover, Mr. Cook’s extensive background in construction and building will be important as the Company continues to acquire new real estate holdings and develop its current portfolio of undeveloped land into future developments that could provide additional long term revenues for the Company.

Gilbert A. Fuller has served as a director of the Company since December 2012. From 2006 until his retirement in 2008, Mr. Fuller served as Executive Vice President, Chief Financial Officer and Secretary of USANA Health Sciences, Inc., a multinational manufacturer and direct seller of nutritional supplements. Mr. Fuller joined USANA in 1996 as the Vice President of Finance and served in that role until 1999 when he was appointed as its Senior Vice President. Mr. Fuller has served as a member of the Board of Directors of USANA since 2008. Before joining USANA, Mr. Fuller served in various executive positions for several different companies. Mr. Fuller served as Chief Administrative Officer and Treasurer of Melaleuca, Inc., a manufacturer and direct seller of personal care products. He was also the Vice President and Treasurer of Norton Company, a multinational manufacturer of ceramics and abrasives. Mr. Fuller obtained his certified public accountant license in 1970 and kept it current until his career path developed into corporate finance. Mr. Fuller received a B.S. degree in Accounting and an M.B.A. degree from the University of Utah. Mr. Fuller’s accounting, finance and corporate strategy expertise and his years of financial, accounting and business experience in public and private companies, including USANA Health Sciences, Inc., which is listed on the New York Stock Exchange, where he served as an executive officer and continues to serve as a director, led the Board of Directors to conclude that he should serve as a director.

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

The Board of Directors, Board Committees and Meetings

The Company's Bylaws provide that the Board of Directors shall consist of not less than five or more than twelve members.  The term of office of each director is for a period of one year or until the election and qualification of his successor.  A director is not required to be a resident of the State of Utah or a stockholder of the Company.  The Board of Directors held a total of four meetings during the fiscal year ended December 31, 2013. Each of the directors attended 75% or more of the meetings of the Board of Directors during the 2013 fiscal year.

The size of the Board of Directors of the Company for the coming year is nine members.  A majority of the Board of Directors must qualify as "independent" as that term is defined in Rule 4200 of the listing standards of the Nasdaq Stock Market.  The Board of Directors has affirmatively determined that five of the nine members of the Board of Directors, Messrs. John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody and Norman G. Wilbur, are independent under the listing standards of the Nasdaq Stock Market.

There are four committees of the Board of Directors, which meet periodically during the year: the Audit Committee, the Compensation Committee, the Executive Committee, and the Nominating and Corporate Governance Committee.

The Audit Committee directs the auditing activities of the Company's internal auditors and outside public accounting firm and approves the services of the outside public accounting firm.  The Audit Committee consists of Messrs. Gilbert A. Fuller, H. Craig Moody and Norman G. Wilbur (Chairman of the committee).  During 2013, the Audit Committee met on three occasions.

The Compensation Committee is responsible for recommending to the Board of Directors for approval the annual compensation of each executive officer of the Company and the executive officers of the Company's subsidiaries, developing policy in the areas of compensation and fringe benefits, contributions under the Employee Stock Ownership Plan, contributions under the 401(k) Retirement Savings Plans, Deferred Compensation Plan, granting of options under the stock option plans, and creating other employee compensation plans.  The Compensation Committee consists of Messrs. Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody and Norman G. Wilbur (Chairman of the committee).  During 2013, the Compensation Committee met on two occasions.

The Executive Committee reviews Company policy, major investment activities and other pertinent transactions of the Company.   The Executive Committee consists of Messrs. Gilbert A. Fuller, H. Craig Moody, S. Andrew Quist and Scott M. Quist (Chairman of the committee).  During 2013, the Executive Committee met on one occasion.

The Nominating and Corporate Governance Committee identifies individuals qualified to become board members consistent with criteria approved by the board, recommends to the board the persons to be nominated by the board for election as directors at a meeting of stockholders, and develops and recommends to the board a set of corporate governance principles.  The Nominating and Corporate Governance Committee consists of Messrs. John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody (Chairman of the committee), and Norman G. Wilbur.  The Nominating and Corporate Governance Committee is composed solely of independent directors, as defined in the listing standards of the Nasdaq Stock Market.  During 2013, the Nominating and Corporate Governance Committee met on three occasions.

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

Executive Officers

Garrett S. Sill has served as Chief Financial Officer and Treasurer since July 2013. Mr. Sill served as Acting Chief Financial Officer and Acting Treasurer from January 2013 to July 2013. Prior to his appointment as the Company’s Acting Chief Financial Officer, Mr. Sill served since 2011 as Vice President and Assistant Treasurer of Security National Life Insurance Company, a wholly owned subsidiary of the Company. From 2002 to 2011, Mr. Sill was Chief Financial Officer and Treasurer of SecurityNational Mortgage Company, a wholly owned subsidiary of the Company. From 1997 to 2002, Mr. Sill was Vice President and Controller of SecurityNational Mortgage Company. Garrett Sill is a certified public accountant, having been licensed since 2002. He holds a B.A. degree in Accounting from Weber State University and an M.B.A. degree in Business Administration from the University of Utah. Mr. Sill also serves as a member of the Advisory Council of the School of Accounting and Taxation at Weber State University.

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

Corporate Governance

Corporate Governance Guidelines. The Board of Directors has adopted the Security National Financial Corporation Corporate Governance Guidelines. These guidelines outline the functions of the board, director qualifications and responsibilities, and various processes and procedures designed to insure effective and responsive governance. The Board of Directors has also adopted a written committee charter for its Audit Committee and Compensation Committee. The guidelines and committee charters are reviewed from time to time in response to regulatory requirements and best practices and are revised accordingly. The full text of the guidelines and the committee charters are available on the Company’s website at www.securitynational.com. A copy of the Corporate Governance Guidelines may also be obtained at no charge by written request to the attention of Jeffrey R. Stephens, Secretary, Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.

Code of Business Conduct. All of the Company’s officers, employees and directors are required to comply with the Company’s Code of Business Conduct and Ethics to help insure that the Company’s business is conducted in accordance with appropriate standards of ethical behavior. The Company’s Code of Business Conduct and Ethics covers all areas of professional conduct, including customer relationships, conflicts of interest, insider trading, financial disclosures, intellectual property and confidential information, as well as requiring adherence to all laws and regulations applicable to the Company’s business. Employees are required to report any violations or suspected violations of the Code. The Code includes an anti-retaliation statement. The full text of the Code of Business Conduct and Ethics is available on the Company’s website at www.securitynational.com. A copy of the Code of Business Conduct and Ethics may also be obtained at no charge by written request to the attention of Jeffrey R. Stephens, Secretary, Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.

Item 11.  Executive Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and the Company’s three other most highly compensated executive officers who were serving as executive officers at the end of 2013 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value Non-qualified Deferred Compensation Earnings (1) ($)	All Other Compen -sation (2) ($)	Total ($)
Scott M. Quist Chairman of the Board, President and Chief Executive Officer	2013	$427,525	$121,200	--	--	--	$39,381	$588,106
	2012	384,400	193,950	--	--	--	41,330	619,680
	2011	384,400	95,000	--	--	--	44,140	523,540

Garrett S. Sill Chief Financial Officer and Treasurer	2013	$161,273	$7,370	--	--	--	$17,499	$186,142
	2012	143,342	12,030	--	--	--	19,120	174,492
	2011	135,400	5,000	--	--	--	12,651	153,051

J. Lynn Beckstead, Jr. Vice President of Mortgage Operations	2013	$265,997	$117,277	--	--	--	$31,098	$414,372
	2012	255,667	144,916	--	--	--	23,996	424,579
	2011	247,583	26,381	--	--	--	22,969	296,933

Jeffrey R. Stephens General Counsel and Corporate Secretary	2013	$164,123	$8,100	--	--	--	$17,663	$189,886
	2012	156,833	16,850	--	--	--	19,926	193,609
	2011	152,792	30,100	--	--	--	19,354	202,246

S. Andrew Quist Vice President and Associate General Counsel	2013	$154,186	$7,725	--	--	--	$19,889	$181,800
	2012	138,267	42,955	--	--	--	19,080	200,302
	2011	126,296	18,325	--	--	--	17,447	162,068

(1)
The amounts indicated under “Change in Pension Value and Non-qualified Deferred Compensation Earnings” consist of amounts contributed by the Company into a trust for the benefit of the Named Executive Officers under the Company’s Deferred Compensation Plan.

(2)		The amounts indicated under “All Other Compensation” consist of the following amounts paid by the Company for the benefit of the Named Executive Officers:
a)
payments related to the operation of automobiles were for Scott M. Quist ($7,200 for each of the years 2013, 2012 and 2011); Garrett S. Sill ($-0- for each of the years 2013, 2012 and 2011); J. Lynn Beckstead Jr. ($-0- for each of the years 2013, 2012 and 2011); Jeffrey R. Stephens ($-0- for each of the years 2013, 2012 and 2011) and S. Andrew Quist ($-0- for each of the years 2013, 2012 and 2011). However, such payments do not include the furnishing of an automobile by the Company to Scott M. Quist and J. Lynn Beckstead Jr., nor the payment of insurance and property taxes with respect to the automobiles operated by the such executive officers;

b)
group life insurance premiums paid by the Company to a group life insurance plan for Scott M. Quist and J. Lynn Beckstead Jr. ($191 for 2013, $207 for 2012, and $223 for 2011); Garrett S. Sill ($191 for 2013, $262 for 2012, and $158 for 2011); Jeffrey R. Stephens ($191 for 2013, $207 for 2012, and $223 for 2011) and S. Andrew Quist ($191 for 2013, $202 for 2012, and $219 for 2011);

c)
life insurance premiums paid by the Company for the benefit of Scott M. Quist ($12,390 for 2013, $15,016 for 2012, and $15,016 for 2011); Garrett S. Sill ($-0- for each of the years 2013, 2012 and 2011, respectively); J. Lynn Beckstead Jr. ($4,200 for 2013, $4,500 2012, and $4,500 for 2011); Jeffrey R. Stephens ($-0- for each of the years 2013, 2012 and 2011, respectively); and S. Andrew Quist ($-0- for each of the years 2013, 2012 and 2011, respectively);

d)
medical insurance premiums paid by the Company to a medical insurance plan: Scott M. Quist ($9,140 for 2013, $8,644 for 2012, and $11,637 for 2011); Garrett S. Sill ($10,302 for 2013, $12,441 for 2012, and $8,383 for 2011); J. Lynn Beckstead Jr. ($10,302 for 2013, $12,441 for 2012, and $11,637 for 2011); Jeffrey R. Stephens ($10,323 for 2013, $12,510 for 2012, and $11,550 for 2011); and S. Andrew Quist ($13,154 for 2013, $12,441 for 2012, and $11,637 for 2011);

e)
long term disability insurance paid by the Company to a provider of such insurance; Scott M. Quist, Garrett S. Sill, J. Lynn Beckstead Jr., Jeffrey R. Stephens, and S. Andrew Quist ($260 for 2013, $262 for 2012 and $264 for 2011);

	f)	membership dues paid by the Company to Alpine Country Club for the benefit of J. Lynn Beckstead Jr. ($5,945 for 2013, $6,586 for 2012, and $6,645 for 2011);
g)
contributions to defined contribution plans paid by the Company; Scott M. Quist ($10,200 for 2013, $10,000 for 2012, and $9,800 for 2011); Garrett S. Sill ($6,746 for 2013, $6,215 for 2012, and $3,846 for 2011); J. Lynn Beckstead Jr. ($10,200 for 2013, $-0- for 2012, and $-0- for 2011); Jeffrey R. Stephens ($6,889 for 2013, $6,947 for 2012, and $7,316 for 2011); and S. Andrew Quist ($6,284 for 2013, $6,175 for 2012, and $5,327 for 2011);

SUPPLEMENTAL ALL OTHER COMPENSATION TABLE

The following table sets forth all other compensation provided the Named Executive Officers for fiscal years 2013, 2012 and 2011.

Name of Executive Officer	Year	Perks and Other Personal Benefits	Tax Reimburse -ments	Discounted Securities Purchases	Payments/ Accruals on Termination Plans	Registrant Contributions to Defined Contribution Plans	Insurance Premiums	Dividends or Earnings on Stock or Option Awards	Other (1)
Scott M. Quist	2013	$7,200	--	--	--	$10,200	$21,981	--	--
	2012	7,200	--	--	--	10,000	24,130	--	--
	2011	7,200	--	--	--	9,800	27,140	--	--

Garrett S. Sill	2013	$-	--	--	--	$6,746	$10,753	--	--
	2012	-	--	--	--	6,215	12,905	--	--
	2011	-	--	--	--	3,846	8,805	--	--

J. Lynn Beckstead Jr.	2013	$5,945	--	--	--	$10,200	$14,953	--	--
	2012	6,586	--	--	--	-	17,410	--	--
	2011	6,645	--	--	--	-	16,324	--	--

Jeffrey R. Stephens	2013	$-	--	--	--	$6,889	$10,774	--	--
	2012	-	--	--	--	6,947	12,979	--	--
	2011	-	--	--	--	7,316	12,038	--	--

S. Andrew Quist	2013	$-	--	--	--	$6,284	$13,605	--	--
	2012	-	--	--	--	6,175	12,905	--	--
	2011	-	--	--	--	5,327	12,120	--	--

        GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information regarding options granted to the named Executive Officers during the fiscal year ended December 31, 2013.

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name of Executive Officer	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Awards: Number of Securities Underlying Options (#)			Exercise or BasePrice of Option Awards ($/Sh) (3)	Closing Price on Grant Date ($/Sh) (3)	Grant Date Fair Value of Stock and Option Awards ($)

Scott M. Quist	12/6/13	--	--	--	52,500	(1	)(2)	5.040	4.610	103,400

Garrett S. Sill	12/6/13	--	--	--	4,200	(1)		4.610	4.610	8,210

J. Lynn Beckstead, Jr.	12/6/13	--	--	--	1,575	(1)		4.610	4.610	3,079

Jeffrey R. Stephens	12/6/13	--	--	--	2,625	(1)		4.610	4.610	5,131

S. Andrew Quist	12/6/13	--	--	--	10,500	(1)		4.610	4.610	20,525

(1)	The stock options have been adjusted for the 5% annual stock dividend declared December 6, 2013.
(2)
On December 6, 2013 Scott Quist was granted stock options to purchase 500,000 shares of Class C common stock at an exercise price of $.504 per share or 50,000 shares of Class A common stock at an exercise price of $5.04 per share, or any combination thereof.

(3)	Prices have been adjusted for the effect of the 5% annual stock dividend declared December 6, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL 2013 YEAR END

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers at December 31, 2013.

	Optiion Awards									Stock Awards
Name of Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)			Number of Securities Underlying Unexercised Options Unexercisable (#)			Option Exercise Price (9) ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott M. Quist	3/25/05	108,593	(2)		--			$2.25	03/25/15	--	--	--	--	--
	12/03/10	121,551	(3)		--			1.63	12/03/15	--	--	--	--	--
	12/02/11	115,763	(4)		--			1.24	12/02/16	--	--	--	--	--
	4/13/12	110,250	(5	) (7)	--			1.53	04/13/17	--	--	--	--	--
	12/6/13	--			52,500	(6	) (8)	5.04	12/06/18	--	--	--	--	--

Garrett S. Sill	03/31/08	1,358			--			$3.01	03/31/18	--	--	--	--	--
	12/5/08	7,658			--			1.17	12/05/18	--	--	--	--	--
	12/3/10	6,946			--			1.58	12/03/20	--	--	--	--	--
	12/2/11	6,615			--			1.18	12/02/21	--	--	--	--	--
	4/13/12	6,300	(7)		--			1.48	04/13/22	--	--	--	--	--
	12/6/13	--			4,200	(8)		4.61	12/06/23	--	--	--	--	--

J. Lynn Beckstead Jr.	12/02/11	5,209			--			$1.12	12/02/21	--	--	--	--	--
	4/13/12	9,923	(7)		--			1.48	04/13/22	--	--	--	--	--
	12/6/13	--			1,575	(8)		4.61	12/06/23	--	--	--	--	--

Jeffrey R. Stephens	4/13/12	2,756	(7)		--			$1.41	04/13/22	--	--	--	--	--
	12/6/13	--			2,625	(8)		4.61	12/06/23	--	--	--	--	--

S. Andrew Quist	12/2/11	17,365			--			$1.12	12/02/21	--	--	--	--	--
	4/13/12	16,538	(7)		--			1.41	04/13/22	--	--	--	--	--
	12/6/13	--			10,500	(8)		4.61	12/06/23	--	--	--	--	--

(1)
Except for options granted to Scott M. Quist after May 31, 2007, which have a five year term, such grants have ten year terms. The vesting of any unvested shares is subject to the recipient’s continuous employment. This reflects the equivalent of Class A common shares.

(2)
On March 25, 2005, Scott Quist was granted stock options to purchase either 70,000 shares of Class A common stock at an exercise price of $2.25 per share or 700,000 shares of Class C common stock at an exercise price of $.225 per share, or any combination thereof.

(3)
On December 3, 2010, Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $1.63 per share or 1,000,000 shares of Class C common stock at an exercise price of $.163 per share, or any combination thereof.

(4)
On December 2, 2011, Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $1.24 per share or 1,000,000 shares of Class C common stock at an exercise price of $.124 per share, or any combination thereof.

(5)
On April 13, 2012 Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $1.53 per share or 1,000,000 shares of Class C common stock at an exercise price of $.153 per share, or any combination thereof.

(6)
On December 6, 2013 Scott Quist was granted stock options to purchase 50,000 shares of Class A common stock at an exercise price of $5.04 per share or 500,000 shares of Class C common stock at an exercise price of $.504 per share, or any combination thereof.

(7)
Stock options vested at the rate of 25% of the total number of shares subject to the options on July 13, 2013 and 25% of the total number of shares on the last day of each three month period thereafter.

(8)	Stock options vest at the rate of 25% of the total number of shares subject to the options on March 6, 2014 and 25% of the total number of shares on the last day of each three month period thereafter.
(9)	Exercise prices have been adjusted for the effect of annual stock dividends.

OPTION AWARDS VESTING SCHEDULE

The following table sets forth the vesting schedule of unexercisable options reported in the “Number of Securities Underlying Unexercised Options – Unexercisable” column of the table above.

Grant Date	Vesting
3/25/05	These options vested on the grant date.
3/31/08	These options vested 25% per quarter over a one year period after the grant date.
12/05/08	These options vested 25% per quarter over a one year period after the grant date.
12/03/10	These options vested 25% per quarter over a one year period after the grant date.
12/02/11	These options vested 25% per quarter over a one year period after the grant date.
4/13/12	These options vested 25% per quarter over a one year period after the grant date.
12/06/13	These options vest 25% per quarter over a one year period after the grant date.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2013

The following table sets forth all stock options exercised and value received upon exercise, and all stock awards vested and value realized upon vesting, by the Named Executive Officers during the year ended December 31, 2013.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name of Executive Officer	(#)	($)	(#)	($)
Scott M. Quist	190,602	187,190	--	--
Garrett S. Sill	23,270	122,400	--	--
J. Lynn Beckstead, Jr.	--	--	--	--
Jeffrey R. Stephens	--	--	--	--
S. Andrew Quist	9,340	61,551	--	--

PENSION BENEFITS FOR FISCAL 2013

The following table sets forth the present value as of December 31, 2013 of the benefit of the Named Executive Officers under the defined benefit pension plan.

Name of Executive Officer	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott M. Quist	None	--	--	--
Garrett S. Sill	None	--	--	--
J. Lynn Beckstead, Jr.	None	--	--	--
Jeffrey R.Stephens	None	--	--	--
S. Andrew Quist	None	--	--	--

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2013 with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, aggregated as follows:

·	All compensation plans previously approved by security holders; and
·	All compensation plans not previously approved by security holders.

	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders[1]	913,789	[2]	$2.41	[3]	417,642	[4]
Equity compensation plans not approved by stockholders	0		-		0

[1]  This reflects the the 2003 Stock Option Plan (the “2003 Plan”), the 2006 Director Stock Option Plan (the “2006 Director Plan”) and the 2013 Stock Option Plan (the "2013 Plan").  The 2003 Plan was approved by stockholders at the annual stockholders meeting held on July 11, 2003, which reserved 500,000 shares of Class A common stock and 1,000,000 shares of Class C common stock for issuance thereunder.  The 2006 Director Plan was approved by stockholders at the annual stockholders meeting held on December 7, 2006, which reserved 100,000 shares of Class A common stock for issuance thereunder.  The 2013 Plan was approved by stockholders at the annual stockholders meeting held on July 12, 2013, which reserved 450,000 shares of Class A common stock of which 150,000 shares of Class A common stock could be issued in place of up to 1,500,000 shares of Class C common stock for issuance thereunder. As a result of the stockholder approval of the 2013 Plan, the Company terminated the 2003 Plan.

[2] Assumes that 5,086,562 shares of Class C common stock issuable upon the exercise of certain outstanding options are converted into 508,656 shares of Class A common stock.
[3] The weighted average exercise prices reflect solely the shares of Class A common stock that will be issued upon exercise of outstanding options.
[4]  This number includes 312,113 shares of Class A common stock and 105,000 shares of Class C common stock available for future issuance under the 2013 Plan, and 529 shares of Class A common stock available for future issuance under the 2006 Director Plan.

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

The plan also provided that the Board of Directors may, in its discretion, pay the amounts due under the plan in a single, lump-sum payment. The Company accrued $-0- and $12,000 in fiscal 2013 and 2012, respectively, to cover the present value of anticipated retirement benefits under the employment agreement of $598,426 as of December 31, 2013. Mr. Quist passed away on September 6, 2012, pursuant to the plan, the unpaid installments will be paid to his designated beneficiaries.

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

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue paying Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $264,000 and $87,467 in fiscal 2013 and 2012, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $1,437,242 and $1,173,242 as of December 31, 2013 and 2012, respectively.

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

In the event of a sale or merger of the Company, and Mr. Beckstead was not retained in his current position, the Company would be obligated to continue paying Mr. Beckstead’s current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62½) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $-0- and $44,533 in fiscal 2013 and 2012, respectively, to cover the present value of the retirement benefit of the agreement. The liability accrued is $613,403 and $613,403 as of December 31, 2013 and 2012, respectively.

Director Compensation

Directors of the Company (but not including directors who are employees) are currently paid a director’s fee of $16,800 per year by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. An additional fee of $750 is paid to each audit committee member for each audit committee meeting attended. Each director is provided with an annual grant of stock options to purchase 1,000 shares of Class A common stock, which occurred under the 2000 Director Stock Option Plan for years 2000 to 2005 and under the 2006 Director Stock Option Plan for years 2006 to 2013. During 2013 and 2012 each director was granted additional stock options to purchase 4,842 shares and 5,000 shares, respectively, of Class A common stock.

DIRECTOR COMPENSATION

The following table sets forth the compensation of the Company’s non-employee directors for fiscal 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John L. Cook	$1,400	--	$11,904	--	--	--	$13,304
Robert G. Hunter	16,800	--	11,990	--	--	--	28,790
Gilbert A. Fuller	19,050	--	11,904	--	--	--	30,954
H. Craig Moody	19,050	--	12,001	--	--	--	31,051
Norman G. Wilbur	19,050	--	12,001	--	--	--	31,051

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

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company will match 100% of up to 3% of an employee’s total annual compensation and 50% of 4% to 5% of an employee’s annual compensation. The match is in shares of the Company’s Class A common stock. The Company’s contribution for 2013, 2012 and 2011 was $749,898, $222,719 and $208,206, respectively, under the “Safe Harbor” plan.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the “ESOP Plan”) for the benefit of career employees of the Company and its subsidiaries. The following is a description of the ESOP Plan, and is qualified in its entirety by the ESOP Plan, a copy of which is available for inspection at the Company’s offices.

Under the ESOP Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the ESOP Plan. Employees become eligible to participate in the ESOP Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,040 hours of service). The Company’s contributions under the ESOP Plan are allocated to eligible employees on the same ratio that each eligible employee’s compensation bears to total compensation for all eligible employees during each year. To date, the ESOP Plan has approximately 324 participants and had $-0- contributions payable to the Plan in 2013. Benefits under the ESOP Plan vest as follows: 20% after the second year of eligible service by an employee, an additional 20% in the third, fourth, fifth and sixth years of eligible service by an employee.

Benefits under the ESOP Plan will be paid out in one lump sum or in installments in the event the employee becomes disabled, reaches the age of 65, or is terminated by the Company and demonstrates financial hardship. The ESOP Plan Committee, however, retains discretion to determine the final method of payment. Finally, the Company reserves the right to amend or terminate the ESOP Plan at any time. The trustees of the trust fund under the ESOP Plan are Scott M. Quist (Chairman), S. Andrew Quist, and Robert G. Hunter, who each serve as a director of the Company.

Deferred Compensation Plan

In 2001, the Company’s Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Deferred Compensation Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2013, 2012 and 2011.

NON-QUALIFIED DEFERRED COMPENSATION FOR FISCAL 2013

The following table sets forth contributions to the deferred compensation account of the Named Executive Officers in fiscal 2013 and the aggregate balance of deferred compensation of the Named Executive Officers at December 31, 2013.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings in Last	Withdrawals	Balance at Last
	In Last FY	In Last FY	FY	Distributions	FYE
Name	($)	($)	($)	($)	($)

Scott M. Quist	--	--	--	--	$348,184
Garrett S. Sill	--	--	--	--	--
J. Lynn Beckstead, Jr.	--	--	--	--	$176,210
Jeffrey R. Stephens	--	--	--	--	--
S. Andrew Quist	--	--	--	--	--

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

The 2003 Plan provides for the grant of options and the award or sale of stock to officers, directors, and employees of the Company. Both “incentive stock options”, as defined under Section 422A of the Internal Revenue Code of 1986 and “non-qualified options” may be granted under the 2003 Plan. The exercise prices for the options granted are equal to or greater than the fair market value of the stock subject to such options as of the date of grant, as determined by the Company’s Board of Directors. The options granted under the 2003 Plan are to reward certain officers and key employees who have been employed by the Company for a number of years and to help the Company retain these officers by providing them with an additional incentive to contribute to the success of the Company.

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

2013 Stock Option Plan

On August 24, 2013, the Company adopted the Security National Financial Corporation 2013 Stock Option Plan (the “2013 Plan”), which reserved 450,000 shares of Class A common stock to be made available for issuance thereunder, of which up to 1,500,000 shares of Class C common stock could be issued in place of up to 150,000 shares of Class A common stock. The 2013 Plan provides for the grant of options and the award or sale of stock to officers, directors, and employees of the Company. Both “incentive stock options”, as defined under Section 422A of the Internal Revenue Code of 1986 and “non-qualified options” may be granted under the 2013 Plan.

The 2013 Plan is to be administered by the Board of Directors or by a committee designated by the Board. The terms of options granted or stock awards or sales affected under the 2013 Plan are to be determined by the Board of Directors or its committee. No options may be exercised for a term of more than ten years from the date of the grant. Options intended as incentive stock options may be issued only to employees, and must meet certain conditions imposed by the Internal Revenue Code, including a requirement that the option exercise price be no less than the fair market value of the option shares on the date of grant. The 2013 Plan provides that the exercise price for non-qualified options will not be less than at least 50% of the fair market value of the stock subject to such option as of the date of grant of such options, as determined by the Company’s Board of Directors.

The 2013 Plan has a term of ten years. The Board of Directors may amend or terminate the 2013 Plan at any time, from time to time, subject to approval of certain modifications to the 2013 Plan by the shareholders of the Company as may be required by law or the 2013 Plan.

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

Based solely on its review of the copies of stock reports received by it with respect to fiscal 2013, or written representations from certain reporting persons, the Company believes that its directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that each of the Company’s officers and directors (with the exception of John L. Cook), through an oversight, filed one late Form 4 report disclosing the granting of stock options on December 6, 2013. In addition, Norman G. Wilbur, through an oversight, filed a late Form 4 report disclosing four transactions involving the sale of shares of Class A common stock in January 2013 and February 2013, and one transaction involving the exercise of stock options in February 2013.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth security ownership information of the Company’s Class A and Class C common stock as of March 31, 2014, (i) for persons who own beneficially more than 5% of the Company’s outstanding Class A or Class C common stock, (ii) each director of the Company, and (iii) for all executive officers, and directors of the Company as a group.

All directors and executive officers

	Class A Common Stock		Class C Common Stock		Class A and Class C Common Stock

	Amount	Percent	Amount	Percent	Amount	Percent
	Beneficially	of	Beneficially	of	Beneficially	of
Name and Address (1)	Owned	Class	Owned	Class	Owned	Class
Scott M. Quist (3)(5)(6)(7)(8)(10)	374,589	3.5%	9,625,608	53.5%	10,000,197	34.8%
George R. and Shirley C. Quist Family Partnership, Ltd. (2)	1,107,113	10.3%	5,210,421	39.2%	6,317,534	26.3%
Employee Stock Ownership Plan (ESOP) (4)	603,110	5.6%	2,409,276	18.1%	3,012,386	12.5%
Estate of George R. Quist	497,217	4.6%	605,081	4.6%	1,102,298	4.6%
Associated Investors (9)	63,175	*	1,017,070	7.7%	1,080,245	4.5%
Non-Qualified Deferred Compensation Plan (10)	669,602	6.2%	-	-	669,602	2.8%
401(k) Retirement Savings Plan (10)	649,375	6.0%	-	*	649,375	2.7%
Christie Q. Overbaugh (12)	209,730	2.0%	175,130	1.3%	384,860	1.6%
J. Lynn Beckstead, Jr. (6)(7)(13)	208,792	1.9%	-	*	208,792	*
Jason G. Overbaugh (14)	102,348	*	-	*	102,348	*
S. Andrew Quist (3)(10)(15)	82,753	*	-	*	82,753	*
Jeffrey R. Stephens (6)(16)	57,425	*	-	*	57,425	*
Garrett S. Sill (6)(7)(10)(17)	40,424	*	-	*	40,424	*
Robert G. Hunter, M.D. (3)(18)	52,093	*	-	*	52,093	*
H. Craig Moody (19)	50,442	*	-	*	50,442	*
Norman G. Wilbur (20)	29,777	*	-	*	29,777	*
Gilbert A. Fuller (21)	3,162	*	-	*	3,162	*
John L. Cook (22)	1,534	*	-	*	1,534	*
All directors and executive officers (12 persons) (3)(5)(6)(7)	1,213,069	11.1%	9,800,738	54.5%	11,013,807	38.1%

* Less than 1%
(1)	Unless otherwise indicated, the address of each listed stockholder is c/o Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.
(2)
This stock is owned by the George R. and Shirley C. Quist Family Partnership, Ltd., of which Scott M. Quist is the managing general partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(3)
Does not include 603,110 shares of Class A common stock and 2,409,276 shares of Class C common stock owned by the Company’s Employee Stock Ownership Plan (ESOP), of which Scott M. Quist, S. Andrew Quist and Robert G. Hunter are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

(4)	The trustees of the Employee Stock Ownership Plan (ESOP) consist of Scott M. Quist, S. Andrew Quist and Robert G. Hunter who exercise shared voting and investment powers.
(5)
Does not include 63,175 shares of Class A common stock and 1,017,070 shares of Class C common stock owned by Associated Investors, a Utah general partnership, of which Scott M. Quist is the managing partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(6)
Does not include 649,375 shares of Class A common stock owned by the Company’s 401(k) Retirement Savings Plan, of which Scott M. Quist, J. Lynn Beckstead and Garrett S. Sill are members of the investment committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(7)
Does not include 669,602 shares of Class A common stock owned by the Company’s Deferred Compensation Plan, of which Scott M. Quist, J. Lynn Beckstead and Garrett S. Sill are members of the investment committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(8)	Includes options to purchase 4,692,812 shares of Class C common stock granted to Scott M. Quist that are currently exercisable.
(9)	The managing partner of Associated Investors is Scott M. Quist, who exercises sole voting and investment powers.
(10)
The investment committee of the Company’s Non-Qualified Deferred Compensation Plan consists of Scott M. Quist, J. Lynn Beckstead and Garrett S. Sill and, accordingly, exercised shared voting and investment powers with respect to such shares.

(11)
The investment committee of the Company’s 401(k) retirement savings plan consists of Scott Quist, J. Lynn Beckstead Jr. and Garrett S. Sill and, accordingly, exercise shared voting and investment powers with respect to such shares.

(12)	Includes options to purchase 6,825 shares of Class A common stock granted to Ms. Overbaugh that are exercisable within 60 days of March 27, 2014.
(13)	Includes options to purchase 15,525 shares of Class A common stock granted to Mr. Beckstead that are exercisable within 60 days of March 27, 2014.
(14)	Includes options to purchase 10,894 shares of Class A common stock granted to Mr. Overbaugh that are exercisable within 60 days of March 27, 2014.
(15)	Includes options to purchase 36,528 shares of Class A common stock granted to Andrew Quist that are exercisable within 60 days of March 27, 2014.
(16)	Includes options to purchase 3,413 shares of Class A common stock granted to Mr. Stephens that are exercisable within 60 days of March 27, 2014.
(17)	Includes options to purchase 1,050 shares of Class A common stock granted to Mr. Sill that are exercisable within 60 days of March 27, 2014.
(18)	Includes options to purchase 44,328 shares of Class A common stock granted to Mr. Hunter that are exercisable within 60 days of March 27, 2014.
(19)	Includes options to purchase 44,265 shares of Class A common stock granted to Mr. Moody that are exercisable within 60 days of March 27, 2014.
(20)	Includes options to purchase 22,046 shares of Class A common stock granted to Mr. Wilbur that are exercisable within 60 days of March 27, 2014.
(21)	Includes options to purchase 2,637 shares of Class A common stock granted to Mr. Fuller that are exercisable within 60 days of March 27, 2014.
(22)	Includes options to purchase 1,534 shares of Class A common stock granted to Mr. Cook that are exercisable within 60 days of March 27, 2014.

The Company’s executive officers and directors, as a group, own beneficially approximately 38.1% of the outstanding shares of the Company’s Class A and Class C common stock.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company’s Board of Directors has a written procedure, which requires disclosure to the Board of any material interest or any affiliation on the part of any of its officers, directors or employees that is in conflict or may be in conflict with the interests of the Company.

On December 19, 2013, Mr. and Mrs. Scott M. Quist and Security National Life jointly purchased a house in St. George, Utah, pursuant to the terms of the Amendment to the Use and Buy Sale Agreement, dated February 15, 2007 (the “Agreement”), among Security National Life and Mr. and Mrs. Quist.  The Amendment is dated December 6, 2013.  Mr. Quist is the Company’s Chairman, President and Chief Executive Officer.  The house is to be used in place of the St. George condominium, which was purchased in 2007, for the entertainment of the Company’s executive officers, employees, outside vendors and prospective customers.

The purchase price of the house was $695,000.  Mr. Quist paid $185,000 of the purchase price plus closing costs, Security National Life paid $100,000, and Mr. Quist and his wife signed a note for $410,000, which is secured by a first trust deed on the property.  The St. George condominium is in the process of being sold, with the proceeds from the sale to be applied toward the purchase price of the St. George house.

The other terms of the Agreement are to remain the same.  Accordingly, Security National Life and Mr. and Mrs. Quist will continue to have the right to use the house in proportion to their respective contributions toward the purchase price, including furnishings and fixtures.  Mr. Quist will be responsible for the care and maintenance of the house.  The payment of taxes, insurance, utilities and homeowners’ fees will be divided among Security National Life and Mr. and Mrs. Quist according to their respective ownership percentages in the house.

Upon the death, disability or retirement of Mr. Quist or his separation from employment with the Company, Mr. Quist or his estate will have the right to purchase Security National Life’s share of the house at a purchase price equal to Security National Life’s contribution to the purchase price of the house or the fair market value of its interest in the house, whichever is less. Security National Life’s contribution to the purchase price of the house is equal to the amount of the accrued but unpaid bonus owed to Mr. Quist for fiscal year 2013, which he agreed to defer for the option to purchase Security National Life’s interest in the house upon his death, disability or retirement or his separation from employment with the Company.

Item 14.  Principal Accounting Fees and Services

The following table summarizes the fees of the Company’s current independent auditors, billed to the Company for each of the last two fiscal years and for audit and other services. All of these fees were reviewed and approved by the Audit Committee of the Board of Directors:

Fee Category	2013	2012
Audit Fees (1)	$309,027	$371,425
Audit-Related Fees (2)	29,000	29,000
Tax Fees (3)	91,028	89,698
All Other Fees (4)	13,375	-
	$442,430	$490,123

(1)
Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings for the years ended December 31, 2013 and 2012.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See “Index to Consolidated Financial Statements” under Item 8 above.

(a)(2)              Financial Statement Schedules

II.	Condensed Balance Sheets as of December 31, 2013 and 2012 and Condensed
Statement of Earnings and Cash Flows for the years ended 2013, 2012 and 2011

IV.	Reinsurance

V.	Valuation and Qualifying Accounts

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (3)

3.2	Amended Bylaws (5)

4.1	Specimen Class A Stock Certificate (1)

4.2	Specimen Class C Stock Certificate (1)

4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)

10.2	2003 Stock Option Plan (4)

10.3	2006 Director Stock Option Plan (8)

10.4	2013 Stock Option Plan (12)

10.5	Deferred Compensation Plan (2)

10.6	Employment agreement with J. Lynn Beckstead, Jr. (6)

10.7	Employment agreement with Scott M. Quist (7)

10.8	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (9)

10.9	Coinsurance Agreement between Security National Life Insurance Company and Mothe Life Insurance Company (10)

10.10	Certificate and Agreement of Contribution to Surplus between Security National Financial Corporation and Security National Life Insurance Company (10)

10.11	Agreement and Plan of Reorganization among Security National Financial Corporation and certain subsidiaries (11)

21	Subsidiaries of the Registrant

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

(1)	Incorporated by reference from Registration Statement on Form S-1, as filed on September 29, 1987
(2)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 3, 2002
(3)	Incorporated by reference from Report on Form 8-K/A, as filed on January 8, 2003
(4)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on September 5, 2003, relating to the Company’s Annual Meeting of Stockholders
(5)	Incorporated by reference from Report on Form 10-Q, as filed on November 14, 2003
(6)	Incorporated by reference from Report on Form 10-K, as filed on March 30, 2004
(7)	Incorporated by reference from Report on Form 10-Q, as filed on August 13, 2004
(8)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 1, 2007, relating to the Company’s Annual Meeting of Stockholders
(9)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2009
(10)	Incorporated by reference from Report on Form 8-K, as filed on December 27, 2012
(11)	Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2013
(12)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 5, 2013, relating to the Company’s Annual Meeting of Stockholders

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: March 31, 2014 :	By:	/s/ Scott M. Quist
Scott M. Quist
\Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Scott M. Quist	Chairman of the Board, President
Scott M. Quist	and Chief Executive Officer
	(Principal Executive Officer)	March 31, 2014

/s/ Garrett S. Sill	Chief Financial Officer and
Garrett S. Sill	Treasurer (Principal Financial
	and Accounting Officer)	March 31, 2014

/s/ J. Lynn Beckstead, Jr.	Vice President and Director	March 31, 2014
J. Lynn Beckstead, Jr.

/s/ Jason G. Overbaugh	Vice President and Director	March 31, 2014
Jason G. Overbaugh

/s/ S. Andrew Quist	Vice President and Director	March 31, 2014
S. Andrew Quist

/s/ John L. Cook	Director	March 31, 2014
John L. Cook

/s/ Gilbert A. Fuller	Director	March 31, 2014
Gilbert A. Fuller

/s/ H. Craig Moody	Director	March 31, 2014
H. Craig Moody

/s/ Norman G. Wilbur	Director	March 31, 2014
Norman G. Wilbur

/s/ Robert G. Hunter	Director	March 31, 2014
Robert G. Hunter

Schedule II

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets

	December 31
	2013	2012
Assets

Cash	$3,439,321	$2,963,680
Investment in subsidiaries (equity method)	97,478,606	89,984,662

Receivables:
Receivable from affiliates	9,507,403	11,580,198
Total receivables	9,507,403	11,580,198

Property and equipment, at cost, net of accumulated depreciation of $1,663,396 for 2013 and $1,661,177 for 2012.	309	2,219

Other assets	16,098	98,023

Total assets	$110,441,737	$104,628,782

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets (Continued)

	December 31
	2013	2012
Liabilities and Stockholders’ Equity Liabilities
Bank loans payable:
Current installments	$1,890,767	$5,789,226
Long-term	3,379,085	1,302,946
Notes and contracts payable:
Current installments	961	961
Advances from affiliated companies	9,147,653	10,548,349
Other liabilities and accrued expenses	1,269,514	1,336,459
Income taxes	7,002,568	5,838,732
Total liabilities	22,690,548	24,816,673

Stockholders’ Equity
Class A common stock $2.00 par value; 20,000,000 shares authorized; issued 11,807,287 shares in 2013 10,843,576 shares in 2012	23,614,574	21,687,152
Class B non-voting common stock-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Class C convertible common stock, $0.20 par value; 15,000,000 shares authorized; issued 13,301,908 shares in 2013 and 10,974,101 shares in 2012	2,660,382	2,194,820

Additional paid-in capital	23,215,875	21,262,140
Accumulated other comprehensive income	1,218,396	1,934,359
Retained Earnings	39,666,587	35,114,072
Treasury stock at cost - (1,141,021 Class A shares and -0- Class C shares in 2013; 1,097,416 Class A shares and -0- Class C shares in 2012, held by affiliated companies)	(2,624,625)	(2,380,434)
Total stockholders’ equity	87,751,189	79,812,109
Total Liabilities and Stockholders’ Equity	$110,441,737	$104,628,782

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Earnings

	Year Ended December 31
	2013	2012	2011
Revenue
Net investment income	$11,658	$18,607	$13,319
Fees from affiliates	1,120,109	925,496	890,462
Other Income	30,002	686	870
Total revenue	1,161,769	944,789	904,651
Benefits and Expenses:
General and administrative expenses	516,360	560,426	621,978
Interest expense	232,635	124,112	99,645
Total benefits and expenses	748,995	684,538	721,623

Earnings before income taxes, and earnings of subsidiaries	412,774	260,251	183,028
Income tax benefit (expense)	303,266	1,659,194	(483,651)
Equity in earnings (loss) of subsidiaries	6,869,881	14,793,073	1,599,381

Net earnings (loss)	$7,585,921	$16,712,518	$1,298,758

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Cash Flow

	Year Ended December 31
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$7,585,921	$16,712,518	$1,298,758
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,910	11,351	97,636
Undistributed earnings of affiliates	6,869,881	14,793,073	1,599,381
Provision for income taxes	1,163,836	(2,644,194)	121,840
Provision for losses on loans & real estate	-	-	(21,646)
Receivables for mortgage loans held for sale	-	2,986,110	(2,986,110)
Stock based compensation expense	88,369	251,031	253,934
Benefit plans funded with treasury stock	727,937	319,751	283,230
Change in assets and liabilities:
Accounts receivable	-	177,509	184,793
Other assets	72,346	-	(46,204)
Other liabilities	(66,945)	(22,533)	(131,277)
Net cash provided by operating activities	16,443,255	32,584,616	654,335
	-	-	-
Cash flows from investing activities:
Payments, mortgage loans	--	--	8,400
Investment in subsidiaries	(15,079,788)	(29,586,144)	(3,198,757)

Net cash used in investing activities	(15,079,788)	(29,586,144)	(3,190,357)

Cash flows from financing activities:
Advances from (to) affiliates	681,679	(2,770,019)	(1,962,849)
Proceeds from stock options exercised	252,815	18,306	--
Payments of notes and contracts payable	(1,898,324)	(1,146,997)	(1,077,246)
Proceeds from borrowings on notes and contracts payable	4,684,208	--	3,525,875
Change in line of credit borrowings	(4,608,204)	3,208,204	1,400,000
Net cash provided by (used in) financing activities	(887,826)	(690,506)	1,885,780
Net change in cash	475,641	2,307,966	(650,242)
Cash at beginning of year	2,963,680	655,714	1,305,956
Cash at end of year	$3,439,321	$2,963,680	$655,714

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

1)         Bank Loans Payable

	December 31
	2013	2012

Bank prime rate less .75% (2.50% at December 31, 2013) note payable quarterly installments of $75,000 plus interest collateralized by shares of Security National Life Insurance Company stock, paid in full in September 2013	-	225,000
3.85% note payable in monthly installments of $79,468 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due June 2015.	1,377,925	2,258,968
3.85% note payable in monthly installments of $86,059 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due December 2017.	3,891,926	-
Revolving line-of-credit, interest payable at the prime minus .75% secured by by shares of Security National Life Insurance Company stock, matures June 2014.	-	4,608,204
Total bank loans	5,269,851	7,092,172
	-	-
Less current installments	1,890,767	5,789,226
Bank loans, excluding current installments	$3,379,084	$1,302,946

2)         Notes and Contracts Payable

Notes and contracts are summarized as follows:

	December 31
	2013	2012
Other notes and contracts payable	961	961
Total notes and contracts	961	961
Less current installments	961	961
Notes and contracts, excluding current installments	-	-

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75% (2.50% at December 31, 2013), secured by the capital stock of Security National Life and maturing June 30, 2014, renewable annually. As of December 31, 2013 $697,001 was reserved for two outstanding letters of credit. As of December 31, 2013 there were no amounts outstanding under the revolving line-of-credit.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

The following tabulation shows the combined maturities of bank loans payable and notes and contracts payable:

2014	1,890,767
2015	1,316,151
2016	969,216
2017	1,093,717
2018	-
Thereafter	-
Total	$5,269,851

3)         Advances from Affiliated Companies

	December 31
	2013	2012
Non-interest bearing advances from affiliates:
Cemetery and Mortuary subsidiary	$1,459,841	$1,459,841
Life insurance subsidiaries	7,687,812	9,088,508
	$9,147,653	$10,548,349

4)         Dividends and Capital Contributions

In 2013, 2012 and 2011, SecurityNational Mortgage Company, a wholly owned subsidiary of the Registrant, paid to the registrant cash dividends of $1,309,712, $1,500,000, and $-0-, respectively.

In 2013, 2012 and 2011 the Registrant made a capital contribution to Security National Life Insurance Company, a wholly owned subsidiary of the Registrant, in the amount of $-0-, $4,684,204, and $3,525,875, respectively.

In 2013, 2012 and 2011 the Registrant made capital contributions to Green Street Mortgage Services, Inc., a wholly owned subsidiary of the Registrant, in the amount of $2,649,735, $1,500,000, and $-0-, respectively.

Schedule IV

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Reinsurance

						Percentage
		Ceded to		Assumed		of Amount
	Direct	Other		from Other	Net	Assumed
	Amount	Companies		Companies	Amount	to Net
2013
Life Insurance in force ($000)	$1,262,134	$75,181		$1,566,336	$2,753,289	56.9%

Premiums:
Life Insurance	$49,421,429	$1,028,150		$1,935,376	$50,328,655	3.8%
Accident and Health Insurance	142,972	-		31	143,003	0.0%
Total premiums	$49,564,401	$1,028,150		$1,935,407	$50,471,658	3.8%

2012
Life Insurance in force ($000)	$1,248,846	$87,684	$	$ 1,664,573	$2,825,735	58.9%

Premiums:
Life Insurance	$47,121,650	$1,409,325		$2,345,324	$48,057,649	4.9%
Accident and Health Insurance	158,648	-		30	158,678	0.0%
Total premiums	$47,280,298	$1,409,325		$2,345,354	$48,216,327	4.9%

2011
Life Insurance in force ($000)	$1,237,528	$87,441		$1,732,120	$2,882,207	60.1%

Premiums:
Life Insurance	$41,498,338	$1,910,152		$8,696,242	$48,284,428	18.0%
Accident and Health Insurance	172,940	-		37	172,977	0.0%
Total premiums	$41,671,278	$1,910,152		$8,696,279	$48,457,405	18.0%

Schedule V

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Charged to	Disposals	Balance
	Beginning	Costs and	and	at End of
	of Year	Expenses	Write-offs	Year
For the Year Ended December 31, 2013
Accumulated depreciation on real estate	$7,441,418	$2,539,691	$(322,510)	$9,658,599

Allowance for losses on mortgage loans on real estate and construction loans held for investment.	4,239,861	220,652	(2,808,423)	1,652,090

Accumulated depreciation on property and equipment	16,974,898	1,621,069	(3,335,332)	15,260,635

Allowance for doubtful accounts on receivables	1,190,592	261,911	(203,870)	1,248,633

Allowance for doubtful accounts on collateral loans	505,030	207,616	(443,471)	269,175

For the Year Ended December 31, 2012
Accumulated depreciation on real estate	$5,999,879	$1,619,646	$(178,107)	$7,441,418

Allowance for losses on mortgage loans on real estate and construction loans held for investment.	4,881,173	433,829	(1,075,141)	4,239,861

Accumulated depreciation on property and equipment	16,103,305	1,258,097	(386,504)	16,974,898

Allowance for doubtful accounts on receivables	2,278,969	208,472	(1,296,849)	1,190,592

Allowance for doubtful accounts on collateral loans	427,136	232,081	(154,187)	505,030

For the Year Ended December 31, 2011
Accumulated depreciation on real estate	$4,940,227	$1,315,547	$(255,895)	$5,999,879

Allowance for losses on mortgage loans on real estate and construction loans held for investment.	7,070,442	1,235,720	(3,424,989)	4,881,173

Accumulated depreciation on property and equipment	16,235,255	1,499,038	(1,630,988)	16,103,305

Allowance for doubtful accounts on receivables	1,995,347	747,304	(463,682)	2,278,969

Allowance for doubtful accounts on collateral loans	380,506	171,838	(125,208)	427,136