Form 10-Q
period 2014-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2014-05-15
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2014, or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	11,844,677
Title of Class	Number of Shares Outstanding as of May 14, 2014

Class C Common Stock, $.20 par value	13,294,792
Title of Class	Number of Shares Outstanding as of May 14, 2014

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED MARCH 31, 2014

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Part I - Financial Information

Item 1.               Financial Statements.

Assets	March 31 2014	December 31 2013
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$141,891,408	$143,466,494
Equity securities, available for sale, at estimated fair value	6,019,096	4,498,756
Mortgage loans on real estate and construction loans, held for investment net of allowances for losses of $1,689,154 and $1,652,090 for 2014 and 2013	116,077,494	102,781,878
Real estate held for investment, net of accumulated depreciation of $9,941,411 and $9,658,599 for 2014 and 2013	100,209,945	99,760,475
Policy and other loans, net of allowances for doubtful accounts of $322,985 and $269,175 for 2014 and 2013	22,400,544	19,724,006
Short-term investments	16,818,276	12,135,719
Accrued investment income	2,643,486	2,485,054
Total investments	406,060,249	384,852,382
Cash and cash equivalents	44,829,114	38,203,164
Mortgage loans sold to investors	59,037,697	77,179,652
Receivables, net	12,156,687	11,652,572
Restricted assets	6,590,806	6,670,980
Cemetery perpetual care trust investments	2,464,524	2,414,883
Receivable from reinsurers	7,489,080	12,033,877
Cemetery land and improvements	10,812,688	10,631,573
Deferred policy and pre-need contract acquisition costs	47,087,234	45,737,940
Mortgage servicing rights, net	5,153,495	4,844,101
Property and equipment, net	11,300,964	11,523,160
Value of business acquired	9,019,486	8,680,845
Goodwill	677,039	677,039
Other	4,061,264	3,655,286

Total Assets	$626,740,327	$618,757,454

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	March 31 2014	December 31 2013

Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$460,053,487	$452,130,649
Unearned premium reserve	5,133,054	5,173,785
Bank and other loans payable	17,724,275	18,289,438
Deferred pre-need cemetery and mortuary contract revenues	13,106,027	13,176,476
Cemetery perpetual care obligation	3,309,436	3,266,131
Accounts payable	2,295,186	2,850,575
Other liabilities and accrued expenses	20,432,293	20,167,363
Income taxes	16,183,968	15,951,848
Total liabilities	538,237,726	531,006,265

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 11,844,677 shares in 2014 and 11,807,287 shares in 2013	23,689,354	23,614,574
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $0.20 par value; 15,000,000 shares authorized; issued 13,294,792 shares in 2014 and 13,301,908 shares in 2013	2,658,958	2,660,382
Additional paid-in capital	23,341,976	23,215,875
Accumulated other comprehensive income, net of taxes	1,534,531	1,218,396
Retained earnings	39,797,080	39,666,587
Treasury stock at cost - 1,103,299 Class A shares in 2014 and 1,141,021 Class A shares in 2013	(2,519,298)	(2,624,625)

Total stockholders' equity	88,502,601	87,751,189

Total Liabilities and Stockholders' Equity	$626,740,327	$618,757,454

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31
	2014	2013
Revenues:
Insurance premiums and other considerations	$13,129,447	$12,421,543
Net investment income	5,642,500	5,001,017
Net mortuary and cemetery sales	2,831,062	2,877,523
Realized gains on investments and other assets	198,993	842,578
Other than temporary impairments on investments	(30,000)	(30,000)
Mortgage fee income	22,537,538	33,262,881
Other	743,736	476,692
Total revenues	45,053,276	54,852,234

Benefits and expenses:
Death benefits	6,675,493	6,756,419
Surrenders and other policy benefits	515,612	750,249
Increase in future policy benefits	4,367,443	4,551,741
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,403,642	1,493,905
Selling, general and administrative expenses:
Commissions	10,560,881	17,570,585
Salaries	8,916,464	8,178,698
Provision for loan losses and loss reserve	372,093	552,289
Costs related to funding mortgage loans	1,297,685	1,607,235
Other	9,789,813	8,856,600
Interest expense	497,864	807,276
Cost of goods and services sold-mortuaries and cemeteries	490,299	499,614
Total benefits and expenses	44,887,289	51,624,611

Earnings before income taxes	165,987	3,227,623
Income tax expense	(27,139)	(1,194,357)

Net earnings	$138,848	$2,033,266

Net earnings per Class A Equivalent common share (1)	$0.01	$0.18

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.01	$0.16

Weighted-average Class A equivalent common share outstanding (1)	11,786,353	11,613,952

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	12,227,249	12,658,895

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2014	2013

Net earnings	$138,848	$2,033,266
Other comprehensive income:
Net unrealized gains (losses) on derivative instruments	278,230	(578,647)
Net unrealized gains on available for sale securities	37,905	203,221
Other comprehensive income (loss)	316,135	(375,426)
Comprehensive income	$454,983	$1,657,840

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2012	$21,687,152	$2,194,820	$21,262,140	$1,934,359	$35,114,072	$(2,380,434)	$79,812,109

Net earnings	-	-	-	-	2,033,266	-	2,033,266
Other comprehensive loss	-	-	-	(375,426)	-	-	(375,426)
Grant of stock options	-	-	52,969	-	-	-	52,969
Exercise of stock options	204,206	86,677	(74,155)	-	-	-	216,728
Sale of treasury stock	-	-	63,986	-	-	19,727	83,713
Conversion Class C to Class A	1,818	(1,819)	1	-	-	-	-
Balance at March 31, 2013	$21,893,176	$2,279,678	$21,304,941	$1,558,933	$37,147,338	$(2,360,707)	$81,823,359

Balance at December 31, 2013	$23,614,574	$2,660,382	$23,215,875	$1,218,396	$39,666,587	$(2,624,625)	$87,751,189

Net earnings	-	-	-	-	138,848	-	138,848
Other comprehensive income	-	-	-	316,135	-	-	316,135
Grant of stock options	-	-	64,325	-	-	-	64,325
Exercise of stock options	69,910	-	(19,611)	-	-	-	50,299
Sale of treasury stock	-	-	76,478	-	-	105,327	181,805
Stock Dividends	3,446	(1)	4,910	-	(8,355)	-	-
Conversion Class C to Class A	1,424	(1,423)	(1)	-	-	-	-
Balance at March 31, 2014	$23,689,354	$2,658,958	$23,341,976	$1,534,531	$39,797,080	$(2,519,298)	$88,502,601

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2014	2013
Cash flows from operating activities:
Net cash provided by operating activities	$22,716,675	$5,449,312

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	-	(9,919,352)
Calls and maturities - fixed maturity securities	1,482,142	2,406,652
Securities available for sale:
Purchase - equity securities	(2,078,830)	(425,877)
Sales - equity securities	666,524	1,252,757
Purchase of short-term investments	(4,995,216)	(10,206,512)
Sales of short-term investments	312,659	30,482,179
Sales (purchases) of restricted assets	94,028	(56,243)
Changes in assets for perpetual care trusts	(59,880)	(54,533)
Amount received for perpetual care trusts	43,305	9,105
Mortgage, policy, and other loans made	(49,908,636)	(27,324,342)
Payments received for mortgage, policy and other loans	33,846,466	30,188,402
Purchase of property and equipment	(275,002)	(810,223)
Purchase of real estate	(2,139,341)	(30,317)
Sale of real estate	1,247,104	757,150
Cash received from reinsurance	7,304,993	-
Net cash provided by (used in) investing activities	(14,459,684)	16,268,846

Cash flows from financing activities:
Annuity contract receipts	2,524,342	2,189,717
Annuity contract withdrawals	(3,647,370)	(4,125,531)
Proceeds from stock options exercised	50,299	216,728
Repayment of bank loans on notes and contracts	(588,471)	(535,814)
Proceeds from borrowing on bank loans	30,159	4,733,975
Change in line of credit borrowings	-	(4,608,204)
Net cash used in financing activities	(1,631,041)	(2,129,129)

Net change in cash and cash equivalents	6,625,950	19,589,029

Cash and cash equivalents at beginning of period	38,203,164	38,906,115

Cash and cash equivalents at end of period	$44,829,114	$58,495,144

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$-	$1,747,802

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Certain 2013 amounts have been reclassified to bring them into conformity with the 2014 presentation.

2)       Recent Accounting Pronouncements

ASU No. 2014-04: “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force) - In January 2014, ASU No. 2014-04 amended ASC Topic 310, "Receivables" to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2014 and is not expected to have a significant impact on the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

3)           Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of March 31, 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2014:
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$2,280,748	$322,509	$-	$2,603,257
Obligations of states and political subdivisions	1,791,368	228,771	(8,326)	2,011,813
Corporate securities including public utilities	133,084,680	13,552,685	(649,300)	145,988,065
Mortgage-backed securities	4,122,589	280,868	(11,017)	4,392,440
Redeemable preferred stock	612,023	10,531	-	622,554
Total fixed maturity securities held to maturity	$141,891,408	$14,395,364	$(668,643)	$155,618,129

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2014:

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$6,249,495	$301,155	$(531,554)	$6,019,096

Total equity securities available for sale at estimated fair value	$6,249,495	$301,155	$(531,554)	$6,019,096

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$55,147,389
Residential construction	13,978,754
Commercial	48,640,505
Less: Allowance for loan losses	(1,689,154)
Total mortgage loans on real estate and construction loans held for investment	$116,077,494

Real estate held for investment - net of depreciation	$100,179,474

Policy and other loans at amortized cost:
Policy loans	$7,408,878
Other loans	15,314,651
Less: Allowance for doubtful accounts	(322,985)

Total policy and other loans at amortized cost	$22,400,544

Short-term investments at amortized cost	$16,818,276

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

3)         Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities, which are carried at amortized cost, at March 31, 2014 and December 31, 2013. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At March 31, 2014
Obligations of states and political subdivisions	$-	0	$8,326	2	$8,326
Corporate securities including public utilities	379,189	33	270,111	13	649,300
Mortgage-backed securities	2,779	1	8,238	1	11,017
Redeemable preferred stock	-	0	-	0	-
Total unrealized losses	$381,968	34	$286,675	16	$668,643
Fair Value	$9,539,730		$3,665,392		$13,205,122

At December 31, 2013
Obligations of states and political subdivisions	$7,131	1	$2,273	1	$9,404
Corporate securities including public utilities	1,134,414	72	260,504	10	1,394,918
Mortgage-backed securities	3,109	1	8,242	1	11,351
Redeemable preferred stock	5,900	1	-	0	5,900
Total unrealized losses	$1,150,554	75	$271,019	12	$1,421,573
Fair Value	$22,002,277		$2,308,464		$24,310,741

As of March 31, 2014, the average market value of the related fixed maturities was 95.2% of amortized cost and the average market value was 94.5% of amortized cost as of December 31, 2013. During the three months ended March 31, 2014 and 2013 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $30,000 and $30,000, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

3)         Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at March 31, 2014 and December 31, 2013. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available-for-sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At March 31, 2014
Industrial, miscellaneous and all other	$140,329	34	$391,225	26	$531,554
Total unrealized losses	$140,329	34	$391,225	26	$531,554
Fair Value	$1,430,615		$701,249		$2,131,864

At December 31, 2013
Industrial, miscellaneous and all other	$119,449	28	$405,936	28	$525,385
Total unrealized losses	$119,449	28	$405,936	28	$525,385
Fair Value	$993,612		$772,345		$1,765,957

As of March 31, 2014, the average market value of the equity securities available for sale was 80.0% of the original investment and the average market value was 77.1% of the original investment as of December 31, 2013. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During the three months ended March 31, 2014 and 2013, there was no other than temporary decline in fair value.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

3)         Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2014	$3,046,870	$3,098,094
Due in 2015 through 2018	28,040,904	31,225,456
Due in 2019 through 2023	38,821,994	42,832,188
Due after 2023	67,247,028	73,447,397
Mortgage-backed securities	4,122,589	4,392,440
Redeemable preferred stock	612,023	622,554
Total held to maturity	$141,891,408	$155,618,129

The amortized cost and estimated fair value of available for sale securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in 2014	$-	$-
Due in 2015 through 2018	-	-
Due in 2019 through 2023	-	-
Due after 2023	-	-
Non-redeemable preferred stock	-	-
Common stock	6,249,495	6,019,096
Total available for sale	$6,249,495	$6,019,096

The Company’s realized gains and losses, other than temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended March 31
	2014	2013
Fixed maturity securities held to maturity:
Gross realized gains	$-	$12,892
Gross realized losses	-	(5,475)
Other than temporary impairments	(30,000)	(30,000)

Securities available for sale:
Gross realized gains	53,253	133,956
Gross realized losses	-	(737)
Other than temporary impairments	-	-

Other assets:
Gross realized gains	145,740	710,787
Gross realized losses	-	(8,845)
Other than temporary impairments	-	-
Total	$168,993	$812,578

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

3)         Investments (Continued)

The net carrying amount of held to maturity securities sold was $-0- and $1,455,835 for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.  The net realized gain related to these sales was $1,524 and $12,533 for the three months ended March 31, 2014 and 2013, respectively. Certain circumstances lead to these decisions to sell.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available for sale securities) at March 31, 2014, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	Three Months Ended March 31
	2014	2013

Fixed maturity securities	$2,109,121	$1,953,040
Equity securities	39,247	65,760
Mortgage loans on real estate	1,552,110	1,039,774
Real estate	1,689,595	1,079,129
Policy and other loans	197,568	203,135
Short-term investments, principally gains on sale of mortgage loans and other	1,899,113	2,207,594
Gross investment income	7,486,754	6,548,432
Investment expenses	(1,844,254)	(1,547,415)
Net investment income	$5,642,500	$5,001,017

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $94,745 and $91,470 for the three months ended March 31, 2014 and 2013 respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,212,874 at March 31, 2014 and $9,215,222 at December 31, 2013. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At March 31, 2014, the Company had 34%, 20%, 10%, 9%, and 6% of its mortgage loans from borrowers located in the states of Utah, California, Florida, Texas, and Oklahoma, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $1,689,154 and $1,652,090 at March 31, 2014 and December 31, 2013, respectively.

The Company establishes a valuation allowance for credit losses in its portfolio.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

3)         Investments (Continued)

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
March 31, 2014
Allowance for credit losses:
Beginning balance - January 1, 2014	$187,129	$1,364,847	$100,114	$1,652,090
Charge-offs	-	-	-	-
Provision	-	37,064	-	37,064
Ending balance -March 31, 2014	$187,129	$1,401,911	$100,114	$1,689,154

Ending balance: individually evaluated for impairment	$-	$174,180	$-	$174,180

Ending balance: collectively evaluated for impairment	$187,129	$1,227,731	$100,114	$1,514,974

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$48,640,505	$55,147,389	$13,978,754	$117,766,648

Ending balance: individually evaluated for impairment	$-	$1,517,892	$-	$1,517,892

Ending balance: collectively evaluated for impairment	$48,640,505	$53,629,497	$13,978,754	$116,248,756

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

December 31, 2013
Allowance for credit losses:
Beginning balance - January 1, 2013	$-	$4,193,674	$46,187	$4,239,861
Charge-offs	-	(2,670,794)	(137,629)	(2,808,423)
Provision	187,129	(158,033)	191,556	220,652
Ending balance - December 31, 2013	$187,129	$1,364,847	$100,114	$1,652,090

Ending balance: individually evaluated for impairment	$-	$152,745	$-	$152,745

Ending balance: collectively evaluated for impairment	$187,129	$1,212,102	$100,114	$1,499,345

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$41,653,009	$49,868,486	$12,912,473	$104,433,968

Ending balance: individually evaluated for impairment	$-	$1,518,327	$-	$1,518,327

Ending balance: collectively evaluated for impairment	$41,653,009	$48,350,159	$12,912,473	$102,915,641

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

3)         Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented:

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
March 31, 2014
Commercial	$-	$-	$-	$4,973,745	$4,973,745	$43,666,760	$48,640,505	$(187,129)	$48,453,376
Residential	2,641,721	925,882	6,599,822	1,517,892	11,685,317	43,462,072	55,147,389	(1,401,911)	53,745,478
Residential Construction	-	-	64,895	-	64,895	13,913,859	13,978,754	(100,114)	13,878,640

Total	$2,641,721	$925,882	$6,664,717	$6,491,637	$16,723,957	$101,042,691	$117,766,648	$(1,689,154)	$116,077,494

December 31, 2013
Commercial	$-	$-	$-	$4,973,745	$4,973,745	$36,679,264	$41,653,009	$(187,129)	$41,465,880
Residential	1,646,953	1,604,847	5,867,501	1,518,327	10,637,628	39,230,858	49,868,486	(1,364,847)	48,503,639
Residential Construction	-	-	64,895	-	64,895	12,847,578	12,912,473	(100,114)	12,812,359

Total	$1,646,953	$1,604,847	$5,932,396	$6,492,072	$15,676,268	$88,757,700	$104,433,968	$(1,652,090)	$102,781,878

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

March 31, 2014
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	-	-	-	-	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,517,892	1,517,892	174,180	1,517,892	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	1,517,892	1,517,892	174,180	1,517,892	-
Residential construction	-	-	-	-	-

December 31, 2013
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	-	-	-	-	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,518,327	1,518,327	152,745	1,518,327	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	1,518,327	1,518,327	152,745	1,518,327	-
Residential construction	-	-	-	-	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

3)         Investments (Continued)

Credit Risk Profile Based on Performance Status

The Company’s mortgage loan portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days past due or on non-accrual status.

The Company’s performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013

Performing	$43,666,760	$36,679,264	$47,029,675	$42,482,658	$13,913,859	$12,847,578	$104,610,294	$92,009,500
Nonperforming	4,973,745	4,973,745	8,117,714	7,385,828	64,895	64,895	13,156,354	12,424,468

Total	$48,640,505	$41,653,009	$55,147,389	$49,868,486	$13,978,754	$12,912,473	$117,766,648	$104,433,968

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the Company’s policy to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $565,000 and $678,000 as of March 31, 2014 and December 31, 2013, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status

	As of March 31	As of December 31
	2014	2013

Commercial	$4,973,745	$4,973,745
Residential	8,117,714	7,385,828
Residential construction	64,895	64,895
Total	$13,156,354	$12,424,468

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
March 31, 2014 (Unaudited)

3)         Investments (Continued)

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

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of March 31	As of December 31
	2014	2013

Balance, beginning of period	$5,506,532	$6,035,295
Provisions for losses	372,093	1,846,285
Charge-offs	(351,213)	(2,375,048)
Balance, end of period	$5,527,412	$5,506,532

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

4)         Stock-Based Compensation

The Company has three fixed option plans (the “2003 Plan”, the “2006 Plan” and the “2013 Plan”). Compensation expense for options issued of $64,325 and $52,969 has been recognized for these plans for the quarters ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the total unrecognized compensation expense related to the options issued in December 2013 was $175,696, which is expected to be recognized over the vesting period of one year.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

4)         Stock Based Compensation (Continued)

A summary of the status of the Company’s stock incentive plans as of March 31, 2014, and the changes during the three months ended March 31, 2014, is presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares(1)	Weighted Average Exercise Price(1)

Outstanding at December 31, 2013	405,133	$2.41	5,086,562	$2.00
Granted	-		-
Exercised	(34,955)	1.44	-
Cancelled	(1,838)	2.92	-
Outstanding at March 31, 2014	368,340	$2.50	5,086,562	$2.00

As of March 31, 2014:
Options exercisable	303,716	$2.06	4,692,812	$1.75

As of March 31, 2014:
Available options for future grant	314,480		1,050,000

Weighted average contractual term of options outstanding at March 31, 2014	7.02 years		2.36 years

Weighted average contractual term of options exercisable at March 31, 2014	6.45 years		2.17 years

Aggregated intrinsic value of options outstanding at March 31, 2014	$631,778		$1,098,384

Aggregated intrinsic value of options exercisable at March 31, 2014	$631,586		$1,098,384

(1) Class “C” shares are converted to Class “A” shares on a 10 to 1 ratio. The Weighted Average Exercise Price is based on Class A Common shares.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the three months ended March 31, 2014 and 2013 was $-0- and $1,027,181, respectively. The Company used a stock price of $4.06 as of March 31, 2014 to derive intrinsic value.

5)         Capital Stock

The Company has two classes of common stock with shares outstanding: Class A and Class C. Class C shares are convertible into Class A shares at any time on a ten to one ratio.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

6)         Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended March 31
	2014	2013
Numerator:
Net earnings	$138,848	$2,033,266
Denominator:
Basic weighted-average shares outstanding	11,786,353	11,613,952
Effect of dilutive securities:
Employee stock options	440,896	1,044,943

Diluted weighted-average shares outstanding	12,227,249	12,658,895

Basic net earnings per share	$0.01	$0.18

Diluted net earnings per share	$0.01	$0.16

Net earnings per share amounts have been adjusted for the effect of annual stock dividends. For the three months ended March 31, 2014 and 2013, there were 615,472 and -0- of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles of the form 10K for the year ended December 31, 2013. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit, and are eliminated upon consolidation.

Factors Management Used to Identify the Enterprise’s Reportable Segments

The Company’s reportable segments are business units that offer different products and are managed separately due to the different products and the need to report to the various regulatory jurisdictions.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

7)         Business Segments (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Reconciling Items	Consolidated
For the Three Months Ended March 31, 2014

Revenues from external customers	$18,472,816	$3,040,568	$23,539,892	$-	$45,053,276
Intersegment revenues	2,061,720	336,298	164,146	(2,562,164)	-
Segment profit before income taxes	1,331,469	182,778	(1,348,260)	-	165,987

Identifiable Assets	604,260,546	108,627,471	49,375,595	(135,523,285)	626,740,327
Goodwill	391,848	285,191	-	-	677,039

For the Three Months Ended March 31, 2013

Revenues from external customers	$17,243,892	$2,980,031	$34,628,311	$-	$54,852,234
Intersegment revenues	2,587,833	358,490	57,162	(3,003,485)	-
Segment profit before income taxes	814,331	76,765	2,336,527	-	3,227,623

Identifiable Assets	559,158,299	112,258,461	55,573,503	(125,819,039)	601,171,224
Goodwill	391,848	285,191	-	-	677,039

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
March 31, 2014 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

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
March 31, 2014 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

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
March 31, 2014 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at March 31, 2014.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets accounted for at fair value on a recurring basis
Common stock	$6,019,096	$6,019,096	$-	$-
Total securities available for sale	$6,019,096	$6,019,096	$-	$-

Restricted assets of cemeteries and mortuaries	681,003	681,003	-	-
Cemetery perpetual care trust investments	685,376	685,376	-	-
Derivatives - interest rate lock commitments	1,974,488	-	-	1,974,488
Total assets accounted for at fair value on a recurring basis	$9,359,963	$7,385,475	$-	$1,974,488

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(47,842,949)	$-	$-	$(47,842,949)
Future policy benefits - annuities	(64,873,893)	-	-	(64,873,893)
Derivatives - bank loan interest rate swaps	(51,458)	-	-	(51,458)
- call options	(131,227)	(131,227)	-	-
- interest rate lock commitments	(37,317)	-	-	(37,317)
Total liabilities accounted for at fair value on a recurring basis	$(112,936,844)	$(131,227)	$-	$(112,805,617)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2013	$(48,000,668)	$(65,052,928)	$1,487,908	$(58,310)

Total gains (losses):

Included in earnings	157,719	179,035	-	-

Included in other comprehensive income (loss)	-	-	449,263	6,852

Balance - March 31, 2014	$(47,842,949)	$(64,873,893)	$1,937,171	$(51,458)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2013.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$4,498,756	$4,498,756	$-	$-
Total securities available for sale	$4,498,756	$4,498,756	$-	$-

Restricted assets of cemeteries and mortuaries	667,149	667,149	-	-
Cemetery perpetual care trust investments	695,616	695,616	-	-
Derivatives - interest rate lock commitments	1,511,111	-	-	1,511,111
Total assets accounted for at fair value on a recurring basis	$7,372,632	$5,861,521	$-	$1,511,111
Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(48,000,668)	$-	$-	$(48,000,668)
Future policy benefits - annuities	(65,052,928)	-	-	(65,052,928)
Derivatives - bank loan interest rate swaps	(58,310)	-	-	(58,310)
- call options	(124,174)	(124,174)	-	-
- interest rate lock commitment	(23,203)	-	-	(23,203)
Total liabilities accounted for at fair value on a recurring basis	$(113,259,283)	$(124,174)	$-	$(113,135,109)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2012	$(49,746,337)	$(65,171,687)	$2,961,465	$(93,572)
Total gains (losses):
Included in earnings	1,745,669	118,759	-	-
Included in other comprehensive income	-	-	(1,473,557)	35,262
Balance - December 31, 2013	$(48,000,668)	$(65,052,928)	$1,487,908	$(58,310)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2013.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis

Mortgage servicing rights	$5,291,724	-	-	$5,291,724
Mortgage loans on real estate	89,000	-	-	89,000
Real estate held for investment	660,784	-	-	660,784

Total assets accounted for at fair value on a nonrecurring basis	$6,041,508	$-	$-	$6,041,508

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2014 and December 31, 2013. The estimated fair value amounts for March 31, 2014 and December 31, 2013 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of March 31, 2014:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans:
Residential	$53,745,478	$-	$-	$57,349,091	$57,349,091
Residential construction	13,878,640	-	-	13,878,640	13,878,640
Commercial	48,453,376	-	-	50,550,929	50,550,929
Mortgage loans, net	$116,077,494	$-	$-	$121,778,660	$121,778,660
Policy loans	7,408,878	-	-	7,408,878	7,408,878
Other loans	14,991,666	-	-	14,991,666	14,991,666
Short-term investments	16,818,276	-	-	16,818,276	16,818,276

Liabilities
Bank and other loans payable	$17,672,817	$-	$-	$17,672,817	$17,672,817

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

9)Allowance for Doubtful Accounts, Allowance for Loan Losses and Impaired Loans

The Company records an allowance and recognizes an expense for potential losses from mortgage loans, other loans and receivables in accordance with generally accepted accounting principles.

The allowance for doubtful accounts is based upon the Company’s historical experience for collectively evaluated impairment. Other allowances are based upon receivables individually evaluated for impairment. Collectability of the cemetery and mortuary receivables is significantly influenced by current economic conditions. The critical issues that impact recovery of mortgage loan operations are interest rate risk, loan underwriting, new regulations and the overall economy.

The Company also provides an allowance for losses on its mortgage loans held for investment. The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company’s historical experience in collecting its unpaid principal balances. The second component is based upon individual evaluation of loans that are determined to be impaired. Upon determining impairment the Company establishes an individual impairment allowance based upon an assessment of the fair value of the underlying collateral. See the schedules in Note 3 for additional information. All expenses for foreclosure are expensed as incurred. Once foreclosed, an adjustment for the lower of cost or fair value is made, if necessary, and the amount is classified as other real estate owned held for investment or sale. The Company rents these properties until it is deemed desirable to sell them.

The allowance for loan losses could change based on changes in the value of the underlying collateral, the performance status of the loans, or the Company’s actual collection experience. The actual losses could change, in the near term, from the established allowance, based upon the occurrence or non-occurrence of these events.

10)         Derivative Commitments

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
March 31, 2014 (Unaudited)

10)         Derivative Commitments (Continued)

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

The Company has adopted a strategy of selling “out of the money” call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option. The liability for call options is adjusted to fair value at each reporting date. The fair value of outstanding call options as of March 31, 2014 and December 31, 2013 was $131,227 and $126,215, respectively.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option. If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security.

The following table shows the fair value of derivatives as of March 31, 2014 and December 31, 2013.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$1,974,488	other assets	$1,511,111	Other liabilities	$37,317	Other liabilities	$23,203
Call Options	--	--	--	--	Other liabilities	131,227	Other liabilities	124,174
Interest rate swaps	--	--	--	--	Bank loans payable	51,458	Bank loans payable	58,310
Total		$1,974,488		$1,511,111		$220,002		$205,687

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain (Loss) Recognized in OCI
	Three Months Ended March 31
Derivative - Cash Flow Hedging Relationships:	2014	2013
Interest Rate Lock Commitments	$449,263	$(715,724)
Interest Rate Swaps	6,852	9,117
Sub Total	456,115	(706,607)
Tax Effect	177,885	(127,960)
Total	$278,230	$(578,647)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

11)         Reinsurance, Commitments and Contingencies

Reinsurance Terminated with North America Life Insurance Company

On December 1, 2013, in accordance with the terms of the Coinsurance Agreement, Security National Life, through TransWestern Life Insurance Company (“Trans-Western Life”), recaptured additional policies of Trans-Western Life from North America Life Insurance Company (“North America Life”).  On December 10, 2013, pursuant to the Coinsurance Agreement, North America Life paid $2,500,000, less a ceding commission of $34,000 to Security National Life. On February 13, 2014, in accordance with the terms of the Coinsurance Agreement, Security National Life, through Trans Western Life, recaptured the remaining policies of Trans-Western Life from North America Life. Pursuant to the Coinsurance Agreement, North America Life paid $4,684,000 less a ceding commission of $57,000 to Security National Life, and the Reinsurance Agreement between Trans Western Life and North America Life was terminated.

Mortgage Loan Loss Settlements

Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended March 31, 2014 and 2013 were $372,000 and $537,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of March 31, 2014 and December 31, 2013, the balances were $5,527,000 and $5,507,000, respectively.

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

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser, including Wells Fargo Funding, and pay such amounts to Wells Fargo Funding. SecurityNational Mortgage is additionally required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 27 real estate properties with a total book value as of March 31, 2014 of $4,675,000.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

11)         Reinsurance, Commitments and Contingencies (Continued)

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $5,522,000 as of March 31, 2014 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

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

Mortgage Loan Loss Litigation

Lehman Brothers - Aurora Loan Services Litigation

On April 15, 2005, SecurityNational Mortgage entered into a loan purchase agreement with Lehman Brothers Bank, FSB (“Lehman Bank”). Under the terms of the loan purchase agreement, Lehman Bank agreed to purchase mortgage loans from time to time from SecurityNational Mortgage. During 2007, Lehman Bank and its wholly owned subsidiary, Aurora Loan Services LLC (“Aurora Loan Services”), purchased a total of 1,490 mortgage loans in the aggregate amount of $352,774,000 from SecurityNational Mortgage. Lehman Bank asserted that certain of the mortgage loans that it purchased from SecurityNational Mortgage during 2007 contained alleged misrepresentations and early payment defaults. As a result of these alleged issues with the mortgage loans, Lehman Bank contended it had the right to require SecurityNational Mortgage to repurchase certain loans or be liable for losses related to such loans under the loan purchase agreement. SecurityNational Mortgage disagrees with these claims.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

11)         Reinsurance, Commitments and Contingencies (Continued)

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

Since the time the reserve account was established, SecurityNational Mortgage paid a total of $4,281,000 from the reserve account to indemnify Lehman Brothers Bank and Aurora Loan Services for alleged losses from 31 mortgage loans that were among 55 mortgage loans with alleged breaches that were covered by the Indemnification Agreement and ten other mortgage loans with alleged breaches. In the last monthly billing statement dated April 24, 2011 to SecurityNational Mortgage, Lehman Brothers Holdings Inc. (“Lehman Holdings”) claimed that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement.

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $-0-, respectively. However, management cannot fully determine the total losses because there could be potential claims for losses that have not yet been determined.  As of March 31, 2014, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

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
March 31, 2014 (Unaudited)

11)         Reinsurance, Commitments and Contingencies (Continued)

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

On February 27, 2013, SecurityNational Mortgage’s motion for summary judgment against Lehman Bank and Aurora Loan Services and the related cross motion were heard by Judge David Nuffer of the United States District Court for the District of Utah. After an extensive hearing, Judge Nuffer requested that the parties prepare findings of fact in accordance with the Court’s earlier promulgated findings as modified at the hearing, and that each party submit proposed conclusions of law related to the motions. Judge Nuffer also said that he may request a further hearing on the matter. The motion and cross motion were taken under advisement. SecurityNational Mortgage’s motion in the Lehman Holdings case was heard on April 22, 2014 before Judge Ted Stewart of the United States District Court for the District of Utah, and is under advisement. A trial, as may be necessary, is set for August 11, 2014.

On May 6, 2014, Judge Nuffer issued his “Summary of Facts, Conclusions of Law and Order Granting SecurityNational’s Motion for Summary Judgment,” in which he granted SecurityNational Mortgage’s motion for summary judgment and denied the cross motion of Aurora Bank (formerly known as Lehman Brothers Bank) and Aurora Loan Services. A hearing is set for June 2, 2014 to determine the amount that is owing to SecurityNational Mortgage.  On May 7, 2014, Judge Stewart issued an order for supplemental briefing on how Judge Nuffer’s order may affect SecurityNational Mortgage’s motion for summary judgment in the Lehman Holdings case.

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of March 31, 2014, the Company’s commitments were $21,581,000 for these loans of which $13,979,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of March 31, 2014). Maturities range between six and twelve months.

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

12)           Mortgage Servicing Rights

The following is a summary of the MSR activity for the periods presented.

	As of March 31	As of December 31
	2014	2013
Amortized cost:
Balance before valuation allowance at beginning of year	$4,844,101	$2,797,470
MSRs proceeds from loan sales	461,301	2,494,254
Amortization	(151,907)	(447,623)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$5,153,495	$4,844,101

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$5,153,495	$4,844,101

Estimated fair value of MSRs at end of period	$5,737,372	$5,491,270

The Company reports these MSRs pursuant to the accounting policy discussed in Note 8 and Note 9. The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its March 31, 2014 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the estimates will change in a manner and amount not presently determinable by management.

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

The following table shows the condensed financial results of the insurance operations for the three months ended March 31, 2014 and 2013.  See Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2014	2013	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$13,129	$12,422	6%
Net investment income	4,827	3,841	26%
Income from loan originations	343	85	304%
Other	174	896	(81%)
Total	$18,473	$17,244	7%
Intersegment revenue	$2,062	$2,588	(20%)
Earnings before income taxes	$1,331	$814	64%

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in the three months ended March 31, 2014 has increased due to an increase in net investment income, an increase in income from loan originations and an increase in insurance premiums.

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

The following table shows the condensed financial results of the Cemetery and Mortuary operations for the three months ended March 31, 2014 and 2013. See Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended March 31, (in thousands of dollars)
	2014	2013	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,319	$1,358	(3%)
Cemetery revenues	1,635	1,637	0%
Other	87	(15)	(680%)
Total	$3,041	$2,980	2%
Earnings before income taxes	$183	$77	138%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $253,000 and $260,000 for the three months ended March 31, 2014 and 2013, respectively.

Mortgage Operations

Overview

The Company’s wholly owned subsidiaries, SecurityNational Mortgage Company and Green Street Mortgage Services, Inc., are mortgage lenders incorporated under the laws of the State of Utah, and are approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage and Green Street obtain loans from their retail offices and independent brokers. Mortgage loans originated by the Company’s mortgage subsidiaries are funded from internal cash flows, including loan purchase agreements from Security National Life Insurance Company, its wholly owned subsidiary, and unaffiliated financial institutions.

SecurityNational Mortgage and Green Street Mortgage receive fees from the borrowers and secondary fees from third party investors that purchase their loans. Loans originated by SecurityNational Mortgage and Green Street Mortgage are generally sold with mortgage servicing rights released to third party investors. However, since the second quarter of 2012, SecurityNational Mortgage has sold, but retained mortgage servicing rights on approximately 30% of its origination volume. The majority of these loans are serviced by an approved third party sub-servicer.

For the three months ended March 31, 2014 and 2013, SecurityNational Mortgage originated and sold 2,034 loans ($370,192,000 total volume) and 2,895 loans ($536,606,000 total volume), respectively. For the three months ended March 31, 2014, Green Street Mortgage originated and sold four loans ($1,045,000 total volume). Green Street Mortgage did not originate and sell any mortgage loans prior to November 2013.

The following table shows the condensed financial results of the mortgage operations for the three months ended March 31, 2014 and 2013.  See Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2014	2013	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$20,044	$27,103	(26%)
Secondary gains from investors	3,496	7,525	(54%)
Total	$23,540	$34,628	(32%)
Earnings before income taxes	$(1,348)	$2,337	(158%)

The decrease in earnings for the three months ended March 31, 2014 was due to lower secondary gains on mortgage loans sold to investors and the decline in refinance activity as a result of the increase in mortgage loan interest rates.

Mortgage Loan Loss Settlements

Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology allow it to estimate its losses on loans sold. The amounts accrued for loan losses three months ended March 31, 2014 and 2013 were $372,000 and $537,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of March 31, 2014 and December 31, 2013, the balances were $5,527,000 and $5,507,000, respectively.

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

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser, including Wells Fargo Funding, and pay such amounts to Wells Fargo Funding. SecurityNational Mortgage is additionally required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 27 real estate properties with a total book value as of March 31, 2014 of $4,675,000.

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

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $5,522,000 as of March 31, 2014 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

SecurityNational Mortgage disagrees with the repurchase demands and notices of potential claims from third party investors and believes it has significant defenses to these demands. If SecurityNational Mortgage is unable to resolve the alleged claims by the third party investors on acceptable terms, legal action may ensue.  In the event of legal action, if SecurityNational Mortgage is not successful in its defenses against claims asserted by these third party investors to the extent that a substantial judgment is entered against SecurityNational Mortgage which is beyond its capacity to pay, SecurityNational Mortgage could be required to curtail or cease operations.

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

Mortgage Loan Loss Litigation

Lehman Brothers - Aurora Loan Services Litigation

On April 15, 2005, SecurityNational Mortgage entered into a loan purchase agreement with Lehman Brothers Bank, FSB (“Lehman Bank”). Under the terms of the loan purchase agreement, Lehman Bank agreed to purchase mortgage loans from time to time from SecurityNational Mortgage. During 2007, Lehman Bank and its wholly owned subsidiary, Aurora Loan Services LLC (“Aurora Loan Services”), purchased a total of 1,490 mortgage loans in the aggregate amount of $352,774,000 from SecurityNational Mortgage. Lehman Bank asserted that certain of the mortgage loans that it purchased from SecurityNational Mortgage during 2007 contained alleged misrepresentations and early payment defaults. As a result of these alleged issues with the mortgage loans, Lehman Bank contended it had the right to require SecurityNational Mortgage to repurchase certain loans or be liable for losses related to such loans under the loan purchase agreement. SecurityNational Mortgage disagrees with these claims.

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

Since the reserve account was established, SecurityNational Mortgage  paid a total of $4,281,000 from the reserve account to indemnify Lehman Brothers Bank and Aurora Loan Services  for alleged losses from 31 mortgage loans that were among 55 mortgage loans with alleged breaches that were covered by the Indemnification Agreement and ten other mortgage loans with alleged breaches. In the last monthly billing statement dated April 24, 2011 to SecurityNational Mortgage, Lehman Brothers Holdings Inc. (“Lehman Holdings”) claimed that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement.

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $-0-, respectively. However, management cannot fully determine the total losses because there may be potential claims for losses that have not yet been determined.  As of March 31, 2014, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

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

On February 27, 2013, SecurityNational Mortgage’s motion for summary judgment against Lehman Bank and Aurora Loan Services and the related cross motion were heard by Judge David Nuffer of the United States District Court for the District of Utah. After an extensive hearing, Judge Nuffer requested that the parties prepare findings of fact in accordance with the Court’s earlier promulgated findings as modified at the hearing, and that each party submit proposed conclusions of law related to the motions. Judge Nuffer also said that he may request a further hearing on the matter. The motion and cross motion were taken under advisement. SecurityNational Mortgage’s motion in the Lehman Holdings case was heard on April 22, 2014 before Judge Ted Stewart of the United States District Court for the District of Utah, and is under advisement. A trial, as may be necessary, is set for August 11, 2014.

On May 6, 2014, Judge Nuffer issued his “Summary of Facts, Conclusions of Law and Order Granting SecurityNational’s Motion for Summary Judgment,” in which he granted SecurityNational Mortgage’s motion for summary judgment and denied the cross motion of Aurora Bank (formerly known as Lehman Brothers Bank) and Aurora Loan Services. A hearing is set for June 2, 2014 to determine the amount that is owing to SecurityNational Mortgage. On May 7, 2014, Judge Stewart issued an order for supplemental briefing on how Judge Nuffer’s order may affect SecurityNational Mortgage’s motion for summary judgment in the Lehman Holdings case.

Consolidation

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Total revenues decreased by $9,799,000, or 17.9%, to $45,053,000 for the three months ended March 31, 2014, from $54,852,000 for the comparable period in 2013. Contributing to this decrease in total revenues was a $10,725,000 decrease in mortgage fee income, a $644,000 decrease in realized gains on investments and other assets, and a $46,000 decrease in net mortuary and cemetery sales. This decrease in total revenues was offset by a $708,000 increase in insurance premiums and other considerations, a $641,000 increase in net investment income, and a $267,000 increase in other revenues.

Insurance premiums and other considerations increased by $708,000, or 5.7%, to $13,129,000 for the three months ended March 31, 2014, from $12,421,000 for the comparable period in 2013. This increase was primarily due to an increase in first year premiums as a result of increased insurance sales in 2014.

Net investment income increased by $641,000, or 12.8%, to $5,642,000 for the three months ended March 31, 2014, from $5,001,000 for the comparable period in 2013. This increase was primarily attributable to a $612,000 increase in rental income from real estate owned, a $512,000 increase in mortgage loan interest, and a $156,000 increase in fixed maturity securities income. This decrease was offset by a $308,000 decrease in short-term investment income, a $299,000 increase in investment expenses, a $26,000 decrease in equity securities income, and a $6,000 decrease in policy loan income.

Net cemetery and mortuary sales decreased by $46,000, or 1.6%, to $2,831,000 for the three months ended March 31, 2014, from $2,877,000 for the comparable period in 2013. This decrease was primarily due to a decrease in at-need sales in both the cemetery and mortuary operations.

Realized gains on investments and other assets decreased by $644,000, or 76.4%, to $199,000 in realized gains for the three months ended March 31, 2014, from $843,000 in realized gains for the comparable period in 2013. This decrease in realized gains on investments and other assets was the result of a $556,000 decrease in realized gains on other assets, an $80,000 decrease in realized gains on securities available for sale, and an $8,000 decrease in realized gains on fixed maturity securities.

Mortgage fee income decreased by $10,725,000, or 32.2%, to $22,538,000 for the three months ended March 31, 2014, from $33,263,000 for the comparable period in 2013. This decrease was primarily attributable to lower secondary gains from mortgage loans sold to investors and the decline in refinance activity as a result of the increase in mortgage loan rates during the first quarter of 2014.

Other revenues increased by $267,000, or 56.0%, to $744,000 for the three months ended March 31, 2014, from $477,000 for the comparable period in 2013. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $44,887,000, or 99.7% of total revenues, for the three months ended March 31, 2014, as compared to $51,625,000, or 94.1% of total revenues, for the comparable period in 2013.

Death benefits, surrenders and other policy benefits, and future policy benefits decreased by an aggregate of $500,000 or 4.1%, to $11,559,000 for the three months ended March 31, 2014, from $12,059,000 for the comparable period in 2013. This decrease was primarily the result of a $235,000 decrease in surrender and other policy benefits, a $184,000 decrease in future policy benefits, and an $81,000 decrease in death benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $90,000, or 6.0%, to $1,404,000 for the three months ended March 31, 2014, from $1,494,000 for the comparable period in 2013. This decrease was primarily due to improved persistency in the premium paying traditional life business during the period.

Selling, general and administrative expenses decreased by $5,828,000, or 15.9%, to $30,937,000 for the three months ended March 31, 2014, from $36,765,000 for the comparable period in 2013. This decrease was primarily the result of a decrease in mortgage loan originations by SecurityNational Mortgage, which was attributed to the decline in refinance activity as a result of the increase in mortgage loan rates. Commissions decreased by $7,009,000, costs related to funding mortgage loans decreased by $310,000, and provision for loan losses decreased by $180,000. This decrease was offset by increases in salaries by $738,000 due to an increase in the number of employees, and in other expenses by $933,000.

Interest expense decreased by $309,000, or 38.3%, to $498,000 for the three months ended March 31, 2014, from $807,000 for the comparable period in 2013. This decrease was primarily due to reduction in outstanding balances on warehouse lines of credit used to fund mortgage loans.

Cost of goods and services sold of the cemeteries and mortuaries decreased by $9,000, or 1.9%, to $490,000 for the three months ended March 31, 2014, from $499,000 for the comparable period in 2013. This decrease was primarily due to a decrease in cemetery and mortuary sales.

Comprehensive income for the three months ended March 31, 2014 and 2013 amounted to gains of $455,000 and $1,658,000, respectively. This $1,203,000 decrease in comprehensive income in 2014 was primarily the result of a $1,895,000 decrease in net income, a $165,000 decrease in unrealized gains in securities available for sale, which were offset by an $857,000 increase in derivatives related to mortgage loans.

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

During the three months ended March 31, 2014, the Company's operations provided cash of $22,717,000. This was due primarily to an $18,142,000 decrease in the balance of mortgage loans sold to investors and a $5,651,000 increase in future policy benefits during the first quarter of 2014. During the three months ended March 31, 2013, the Company’s operations provided cash of $5,449,000. This was due primarily to a $2,159,000 decrease in the balance of mortgage loans sold to investors and a $4,476,000 increase in future policy benefits during the first quarter of 2013.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $141,279,000 as of March 31, 2014 compared to $142,854,000 as of December 31, 2013. This represents 35.0% and 37.3% of the total investments as of March 31, 2014 and December 31, 2013, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At March 31, 2014, 4.84%  (or $6,841,000) and at December 31, 2013, 4.6% (or $6,621,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which were considered non-investment grade.

The Company has classified its fixed income securities as held to maturity. Business conditions, however, may develop in the future that may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2014 and December 31, 2013, the life insurance subsidiary was in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank debt and notes payable was $106,227,000 as of March 31, 2014, as compared to $106,040,000 as of December 31, 2013. Stockholders’ equity as a percent of total capitalization was 83.3% and 82.8% as of March 31, 2014 and December 31, 2013, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2013 was 5.7% as compared to a rate of 6.0% for 2012. The 2014 lapse rate to date has been approximately the same as 2013.

At March 31, 2014, $32,900,000 of the Company’s consolidated stockholders’ equity represented the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to the Company, its parent company, without approval of state insurance regulatory authorities.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the Annual Report on Form 10-K filed for the year ended December 31, 2013.

Item 4.             Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

Part II - Other Information

Item 1.             Legal Proceedings.

Lehman Brothers - Aurora Loan Services Litigation

On April 15, 2005, SecurityNational Mortgage entered into a loan purchase agreement with Lehman Brothers Bank, FSB (“Lehman Bank”). Under the terms of the loan purchase agreement, Lehman Bank agreed to purchase mortgage loans from time to time from SecurityNational Mortgage. During 2007, Lehman Bank and its wholly owned subsidiary, Aurora Loan Services LLC (“Aurora Loan Services”), purchased a total of 1,490 mortgage loans in the aggregate amount of $352,774,000 from SecurityNational Mortgage. Lehman Bank asserted that certain of the mortgage loans that it purchased from SecurityNational Mortgage during 2007 contained alleged misrepresentations and early payment defaults. As a result of these alleged issues with the mortgage loans, Lehman Bank contended it had the right to require SecurityNational Mortgage to repurchase certain loans or be liable for losses related to such loans under the loan purchase agreement. SecurityNational Mortgage disagrees with these claims.

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

Since the time the reserve account was established, SecurityNational Mortgage paid a total of $4,281,000 from the reserve account to indemnify Lehman Brothers Bank and Aurora Loan Services for alleged losses from 31 mortgage loans that were among 55 mortgage loans with alleged breaches that were covered by the Indemnification Agreement and ten other mortgage loans with alleged breaches. In the last monthly billing statement dated April 24, 2011 to SecurityNational Mortgage, Lehman Brothers Holdings Inc. (“Lehman Holdings”) claimed that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement.

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $-0-, respectively. However, management cannot fully determine the total losses because there could be potential claims for losses that have not yet been determined.  As of December 31, 2013, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

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

On February 27, 2013, SecurityNational Mortgage’s motion for summary judgment against Lehman Bank and Aurora Loan Services and the related cross motion were heard by Judge David Nuffer of the United States District Court for the District of Utah. After an extensive hearing, Judge Nuffer requested that the parties prepare findings of fact in accordance with the Court’s earlier promulgated findings as modified at the hearing, and that each party submit proposed conclusions of law related to the motions. Judge Nuffer also said that he may request a further hearing on the matter. The motion and cross motion were taken under advisement. SecurityNational Mortgage’s motion in the Lehman Holdings case was heard on April 22, 2014 before Judge Ted Stewart of the United States District Court for the District of Utah, and is under advisement. A trial, as may be necessary, is set for August 11, 2014.

On May 6, 2014, Judge Nuffer issued his “Summary of Facts, Conclusions of Law and Order Granting SecurityNational’s Motion for Summary Judgment,” in which he granted SecurityNational Mortgage’s motion for summary judgment and denied the cross motion of Aurora Bank (formerly known as Lehman Brothers Bank) and Aurora Loan Services. A hearing is set for June 2, 2014 to determine the amount that is owing to SecurityNational Mortgage.  On May 7, 2014, Judge Stewart issued an order for supplemental briefing on how Judge Nuffer’s order may affect SecurityNational Mortgage’s motion for summary judgment in the Lehman Holdings case.

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: May 15, 2014	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2014	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)