Form 10-Q
period 2014-06-30
SECURITY NATIONAL FINANCIAL CORP
filed 2014-08-14
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2014, or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	11,844,855
Title of Class	Number of Shares Outstanding as of
August 14, 2014

Class C Common Stock, $2.00 par value	1,329,317
Title of Class	Number of Shares Outstanding as of
August 14, 2014

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED JUNE 30, 2014

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Part I - Financial Information

Item 1.               Financial Statements.

Assets	June 30 2014	December 31 2013

Investments:
Fixed maturity securities, held to maturity, at amortized cost	$138,917,469	$143,466,494
Equity securities, available for sale, at estimated fair value	7,442,760	4,498,756
Mortgage loans on real estate and construction loans, held for investment net of allowances for losses of $1,694,932 and $1,652,090 for 2014 and 2013	127,408,303	102,781,878
Real estate held for investment, net of accumulated depreciation of $10,419,634 and $9,658,599 for 2014 and 2013	101,388,355	99,760,475
Policy and other loans, net of allowances for doubtful accounts of $532,433 and $269,175 for 2014 and 2013	33,196,385	19,724,006
Short-term investments	20,268,060	12,135,719
Accrued investment income	2,582,515	2,485,054
Total investments	431,203,847	384,852,382
Cash and cash equivalents	31,206,588	38,203,164
Mortgage loans sold to investors	52,550,989	77,179,652
Receivables, net	15,309,079	11,652,572
Restricted assets	6,910,684	6,670,980
Cemetery perpetual care trust investments	2,549,971	2,414,883
Receivable from reinsurers	7,547,822	12,033,877
Cemetery land and improvements	10,844,293	10,631,573
Deferred policy and pre-need contract acquisition costs	48,792,625	45,737,940
Mortgage servicing rights, net	6,131,608	4,844,101
Property and equipment, net	11,985,321	11,523,160
Value of business acquired	8,602,241	8,680,845
Goodwill	3,088,182	677,039
Other	6,234,234	3,655,286

Total Assets	$642,957,484	$618,757,454

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	June 30 2014	December 31 2013
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$463,833,611	$452,130,649
Unearned premium reserve	5,080,503	5,173,785
Bank and other loans payable	17,133,282	18,289,438
Deferred pre-need cemetery and mortuary contract revenues	13,050,402	13,176,476
Cemetery perpetual care obligation	3,332,208	3,266,131
Accounts payable	3,151,823	2,850,575
Other liabilities and accrued expenses	26,059,161	20,167,363
Income taxes	19,309,437	15,951,848
Total liabilities	550,950,427	531,006,265

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 11,844,854 shares in 2014 and 11,807,287 shares in 2013	23,689,708	23,614,574
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 2,000,000 shares authorized; issued 1,329,302 shares in 2014 and 1,330,191 shares in 2013	2,658,605	2,660,382
Additional paid-in capital	23,477,240	23,215,875
Accumulated other comprehensive income, net of taxes	2,141,396	1,218,396
Retained earnings	42,421,143	39,666,587
Treasury stock at cost - 1,051,515 Class A shares in 2014 and 1,141,021 Class A shares in 2013	(2,381,035)	(2,624,625)

Total stockholders' equity	92,007,057	87,751,189

Total Liabilities and Stockholders' Equity	$642,957,484	$618,757,454

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenues:
Insurance premiums and other considerations	$13,334,986	$12,904,843	$26,464,433	$25,326,386
Net investment income	6,707,287	5,026,044	12,349,787	10,027,061
Net mortuary and cemetery sales	3,446,882	3,259,293	6,277,944	6,136,816
Realized gains on investments and other assets	339,852	140,182	538,845	982,760
Other than temporary impairments on investments	(30,000)	(145,922)	(60,000)	(175,922)
Mortgage fee income	34,773,299	39,500,034	57,310,837	72,762,915
Other	839,424	647,815	1,583,160	1,124,507
Total revenues	59,411,730	61,332,289	104,465,006	116,184,523

Benefits and expenses:
Death benefits	7,082,626	6,564,246	13,758,119	13,320,665
Surrenders and other policy benefits	627,151	678,579	1,142,763	1,428,828
Increase in future policy benefits	4,847,082	4,862,670	9,214,525	9,414,411
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,493,293	1,091,619	2,896,935	2,585,524
Selling, general and administrative expenses:
Commissions	16,185,164	20,877,410	26,746,045	38,447,995
Salaries	9,199,573	8,734,195	18,116,037	16,912,893
Provision for loan losses and loss reserve	571,332	716,001	943,425	1,268,290
Costs related to funding mortgage loans	1,911,634	2,039,365	3,209,319	3,646,600
Other	12,009,485	9,918,320	21,799,298	18,774,920
Interest expense	786,248	877,806	1,284,112	1,685,082
Cost of goods and services sold-mortuaries and cemeteries	511,045	502,558	1,001,344	1,002,172
Total benefits and expenses	55,224,633	56,862,769	100,111,922	108,487,380

Earnings before income taxes	4,187,097	4,469,520	4,353,084	7,697,143
Income tax expense	(1,563,034)	(1,670,275)	(1,590,173)	(2,864,632)

Net earnings	$2,624,063	$2,799,245	$2,762,911	$4,832,511

Net earnings per Class A Equivalent common share (1)	$0.22	$0.24	$0.23	$0.41

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.21	$0.22	$0.23	$0.38

Weighted-average Class A equivalent common share outstanding (1)	11,835,185	11,724,522	11,844,936	11,669,542

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	12,261,297	12,571,512	12,278,502	12,557,637

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31		Six Months Ended June 30
	2014	2013	2014	2013

Net earnings	$2,624,063	$2,799,245	$2,762,911	$4,832,511
Other comprehensive income:
Net unrealized gains (losses) on derivative instruments	484,704	761,683	762,934	183,036
Net unrealized gains (losses) on available for sale securities	122,161	(70,279)	160,066	132,942
Other comprehensive income	606,865	691,404	923,000	315,978
Comprehensive income	$3,230,928	$3,490,649	$3,685,911	$5,148,489

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2012	$21,687,152	$2,194,820	$21,262,140	$1,934,359	$35,114,072	$(2,380,434)	$79,812,109

Net earnings	-	-	-	-	4,832,511	-	4,832,511
Other comprehensive income	-	-	-	315,978	-	-	315,978
Grant of stock options	-	-	62,589	-	-	-	62,589
Exercise of stock options	265,842	422,422	104,185	-	-	(543,334)	249,115
Sale of treasury stock	-	-	175,956	-	-	68,314	244,270
Stock Dividends	(200)	-	(526)	-	726	-	-
Conversion Class C to Class A	83,246	(83,245)	(1)	-	-	-	-
Balance at June 30, 2013	$22,036,040	$2,533,997	$21,604,343	$2,250,337	$39,947,309	$(2,855,454)	$85,516,572

Balance at December 31, 2013	$23,614,574	$2,660,382	$23,215,875	$1,218,396	$39,666,587	$(2,624,625)	$87,751,189

Net earnings	-	-	-	-	2,762,911	-	2,762,911
Other comprehensive income	-	-	-	923,000	-	-	923,000
Grant of stock options	-	-	128,526	-	-	-	128,526
Exercise of stock options	69,910	-	(19,611)	-	-	-	50,299
Sale of treasury stock	-	-	147,542	-	-	243,590	391,132
Stock Dividends	3,446	(1)	4,910	-	(8,355)	-	-
Conversion Class C to Class A	1,778	(1,776)	(2)	-	-	-	-
Balance at June 30, 2014	$23,689,708	$2,658,605	$23,477,240	$2,141,396	$42,421,143	$(2,381,035)	$92,007,057

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2014	2013
Cash flows from operating activities:
Net cash provided by operating activities	$40,505,997	$38,831,002

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(362,817)	(16,912,365)
Calls and maturities - fixed maturity securities	4,769,126	3,280,582
Securities available for sale:
Purchase - equity securities	(4,339,038)	(1,675,032)
Sales - equity securities	1,714,695	2,364,674
Purchase of short-term investments	(10,206,586)	(12,231,659)
Sales of short-term investments	2,074,245	35,530,778
Purchases of restricted assets	(200,415)	(7,394,335)
Changes in assets for perpetual care trusts	(120,398)	(127,947)
Amount received for perpetual care trusts	66,077	53,175
Mortgage, policy, and other loans made	(130,692,081)	(64,547,421)
Payments received for mortgage, policy and other loans	91,321,359	59,009,716
Purchase of property and equipment	(733,243)	(1,570,456)
Purchase of real estate	(3,871,169)	(15,590,263)
Sale of real estate	2,332,579	1,119,467
Cash received from reinsurance	7,304,993	-
Cash paid for purchase of subsidiaries, net of cash acquired	(3,000,000)	-
Net cash used in investing activities	(43,942,673)	(18,691,086)

Cash flows from financing activities:
Annuity contract receipts	5,037,585	4,686,903
Annuity contract withdrawals	(7,503,928)	(7,837,924)
Proceeds from stock options exercised	50,299	249,115
Repayment of bank loans on notes and contracts	(1,174,015)	(1,128,159)
Proceeds from borrowing on bank loans	30,159	4,733,975
Change in line of credit borrowings	-	(4,608,204)
Net cash used in financing activities	(3,559,900)	(3,904,294)

Net change in cash and cash equivalents	(6,996,576)	16,235,622

Cash and cash equivalents at beginning of period	38,203,164	33,494,284

Cash and cash equivalents at end of period	$31,206,588	$49,729,906

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$886,576	$1,939,002

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Certain 2013 amounts have been reclassified to bring them into conformity with the 2014 presentation.  The Stockholder's Equity section of the balance sheet has been updated to account for the 1-for-10 reverse stock split of the Class C common stock that was approved by the shareholders on July 2, 2014.  The effective date of the reverse stock split was August 1, 2014.

2)         Recent Accounting Pronouncements

ASU No. 2014-09: “Revenue from Contracts with Customers” – Issued in May 2014, ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Insurance contracts are excluded from the scope of this new guidance. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2016 and is not expected to have a significant impact on the Company’s results of operations or financial position.

ASU No. 2014-04: “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)” - In January 2014, ASU No. 2014-04 amended ASC Topic 310, "Receivables" to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2014 and is not expected to have a significant impact on the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

3)         Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of June 30, 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014:

Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$1,877,830	$335,092	$-	$2,212,922
Obligations of states and political subdivisions	1,734,871	249,165	(5,504)	1,978,532
Corporate securities including public utilities	130,790,757	16,222,135	(259,907)	146,752,985
Mortgage-backed securities	3,901,988	314,204	(10,806)	4,205,386
Redeemable preferred stock	612,023	16,432	-	628,455
Total fixed maturity securities held to maturity	$138,917,469	$17,137,028	$(276,217)	$155,778,280

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

3)         Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014:

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$7,533,929	$429,683	$(520,852)	$7,442,760

Total equity securities available for sale at estimated fair value	$7,533,929	$429,683	$(520,852)	$7,442,760

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$61,422,422
Residential construction	20,414,105
Commercial	47,266,708
Less: Allowance for loan losses	(1,694,932)
Total mortgage loans on real estate and construction loans held for investment	$127,408,303

Real estate held for investment - net of depreciation	$101,388,355

Policy and other loans at amortized cost:
Policy loans	$7,281,130
Other loans	26,447,688
Less: Allowance for doubtful accounts	(532,433)

Total policy and other loans at amortized cost	$33,196,385

Short-term investments at amortized cost	$20,268,060

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

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
June 30, 2014 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

3)         Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities, which are carried at amortized cost, at June 30, 2014 and December 31, 2013. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At June 30, 2014
Obligations of states and political subdivisions	$-	0	$5,504	1	$5,504
Corporate securities including public utilities	28,127	3	231,780	22	259,907
Mortgage-backed securities	2,674	1	8,132	1	10,806
Redeemable preferred stock	-	0	-	0	-
Total unrealized losses	$30,801	4	$245,416	24	$276,217
Fair Value	$757,752		$5,110,986		$5,868,738

At December 31, 2013
Obligations of states and political subdivisions	$7,131	1	$2,273	1	$9,404
Corporate securities including public utilities	1,134,414	72	260,504	10	1,394,918
Mortgage-backed securities	3,109	1	8,242	1	11,351
Redeemable preferred stock	5,900	1	-	0	5,900
Total unrealized losses	$1,150,554	75	$271,019	12	$1,421,573
Fair Value	$22,002,277		$2,308,464		$24,310,741

As of June 30, 2014, the average market value of the related fixed maturities was 95.5% of amortized cost and the average market value was 94.5% of amortized cost as of December 31, 2013. During the three months ended June 30, 2014 and 2013 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $30,000 and $30,000, respectively, and for the six months ended June 30, 2014 and 2013 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $60,000 and $60,000, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

3)         Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at June 30, 2014 and December 31, 2013. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available-for-sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At June 30, 2014
Industrial, miscellaneous and all other	$85,985	97	$434,867	29	$520,852
Total unrealized losses	$85,985	97	$434,867	29	$520,852
Fair Value	$1,418,657		$822,995		$2,241,652

At December 31, 2013
Industrial, miscellaneous and all other	$119,450	28	$405,936	28	$525,386
Total unrealized losses	$119,450	28	$405,936	28	$525,386
Fair Value	$993,612		$772,345		$1,765,957

As of June 30, 2014, the average market value of the equity securities available for sale was 81.1% of the original investment and the average market value was 77.1% of the original investment as of December 31, 2013. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During the three and six months ended June 30, 2014 and 2013, there was no other than temporary decline in fair value.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

3)         Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2014	$1,998,597	$2,014,415
Due in 2015 through 2018	28,025,560	31,140,613
Due in 2019 through 2023	37,841,385	42,592,185
Due after 2023	66,537,916	75,197,226
Mortgage-backed securities	3,901,988	4,205,386
Redeemable preferred stock	612,023	328,455
Total held to maturity	$138,917,469	$155,478,280

The amortized cost and estimated fair value of available for sale securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in 2014	$-	$-
Due in 2015 through 2018	-	-
Due in 2019 through 2023	-	-
Due after 2023	-	-
Non-redeemable preferred stock	-	-
Common stock	7,533,929	7,442,760
Total available for sale	$7,533,929	$7,442,760

The Company’s realized gains and losses, other than temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Fixed maturity securities held to maturity:
Gross realized gains	$47,548	$2,512	$47,548	$15,404
Gross realized losses	(2,284)	(9,693)	(2,284)	(15,168)
Other than temporary impairments	(30,000)	(30,000)	(60,000)	(60,000)

Securities available for sale:
Gross realized gains	72,397	105,426	125,650	239,382
Gross realized losses	-	(1,942)	-	(2,678)
Other than temporary impairments	-	-	-	-

Other assets:
Gross realized gains	222,191	43,879	367,931	745,820
Gross realized losses	-	-	-	-
Other than temporary impairments	-	(115,922)	-	(115,922)
Total	$309,852	$(5,740)	$478,845	$806,838

The net carrying amount of held to maturity securities sold was $872,882 and $1,455,835 for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.  The net realized gain related to these sales was $40,594 and $-0- for the three months ended June 30, 2014 and 2013, respectively, and was $42,118 and $12,533 for the six months ended June 30, 2014 and 2013, respectively. Certain circumstances lead to these decisions to sell.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

3) Investments (Continued)

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available for sale securities) at June 30, 2014, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Fixed maturity securities	$2,067,324	$2,056,804	$4,176,445	$4,009,843
Equity securities	50,752	38,729	89,999	104,489
Mortgage loans on real estate	1,837,060	1,011,446	3,389,171	2,051,221
Real estate	2,126,566	1,363,662	4,291,565	2,441,324
Policy and other loans	181,687	196,096	379,255	399,231
Short-term investments, principally gains on sale of mortgage loans and other	2,781,988	2,371,299	4,681,101	4,578,893
Gross investment income	9,045,377	7,038,036	17,007,536	13,585,001
Investment expenses	(2,338,090)	(2,011,992)	(4,657,749)	(3,557,940)
Net investment income	$6,707,287	$5,026,044	$12,349,787	$10,027,061

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $77,254 and $74,539 for the three months ended June 30, 2014 and 2013, respectively, and $171,999 and $166,009 for the six months ended June 30, 2014 and 2013, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,208,890 at June 30, 2014 and $9,215,222 at December 31, 2013. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from six months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At June 30, 2014, the Company had 35%, 19%, 11%, 13%, and 5% of its mortgage loans from borrowers located in the states of Utah, California, Florida, Texas, and Nevada, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $1,694,932 and $1,652,090 at June 30, 2014 and December 31, 2013, respectively.

The Company establishes a valuation allowance for credit losses in its portfolio.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

3)         Investments (Continued)

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
June 30, 2014
Allowance for credit losses:
Beginning balance - January 1, 2014	$187,129	$1,364,847	$100,114	$1,652,090
Charge-offs	-	(38,444)	-	(38,444)
Provision	-	81,286	-	81,286
Ending balance -June 30, 2014	$187,129	$1,407,689	$100,114	$1,694,932

Ending balance: individually evaluated for impairment	$-	$119,897	$-	$119,897

Ending balance: collectively evaluated for impairment	$187,129	$1,287,792	$100,114	$1,575,035

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$47,266,708	$61,422,422	$20,414,105	$129,103,235

Ending balance: individually evaluated for impairment	$-	$960,360	$-	$960,360

Ending balance: collectively evaluated for impairment	$47,266,708	$60,462,062	$20,414,105	$128,142,875

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

December 31, 2013
Allowance for credit losses:
Beginning balance - January 1, 2013	$-	$4,193,674	$46,187	$4,239,861
Charge-offs	-	(2,670,794)	(137,629)	(2,808,423)
Provision	187,129	(158,033)	191,556	220,652
Ending balance - December 31, 2013	$187,129	$1,364,847	$100,114	$1,652,090

Ending balance: individually evaluated for impairment	$-	$152,745	$-	$152,745

Ending balance: collectively evaluated for impairment	$187,129	$1,212,102	$100,114	$1,499,345

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$41,653,009	$49,868,486	$12,912,473	$104,433,968

Ending balance: individually evaluated for impairment	$-	$1,518,327	$-	$1,518,327

Ending balance: collectively evaluated for impairment	$41,653,009	$48,350,159	$12,912,473	$102,915,641

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

3)         Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented:

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
June 30, 2014
Commercial	$-	$-	$-	$-	$-	$47,266,708	$47,266,708	$(187,129)	$47,079,579
Residential	1,052,534	1,989,725	5,171,118	960,360	9,173,737	52,248,685	61,422,422	(1,407,689)	60,014,733
Residential Construction	-	-	64,895	-	64,895	20,349,210	20,414,105	(100,114)	20,313,991

Total	$1,052,534	$1,989,725	$5,236,013	$960,360	$9,238,632	$119,864,603	$129,103,235	$(1,694,932)	$127,408,303

December 31, 2013
Commercial	$-	$-	$-	$4,973,745	$4,973,745	$36,679,264	$41,653,009	$(187,129)	$41,465,880
Residential	1,646,953	1,604,847	5,867,501	1,518,327	10,637,628	39,230,858	49,868,486	(1,364,847)	48,503,639
Residential Construction	-	-	64,895	-	64,895	12,847,578	12,912,473	(100,114)	12,812,359

Total	$1,646,953	$1,604,847	$5,932,396	$6,492,072	$15,676,268	$88,757,700	$104,433,968	$(1,652,090)	$102,781,878

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

June 30, 2014
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	-	-	-	-	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	960,360	960,360	119,897	960,360	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	960,360	960,360	119,897	960,360	-
Residential construction	-	-	-	-	-

December 31, 2013
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	-	-	-	-	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,518,327	1,518,327	152,745	1,518,327	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	1,518,327	1,518,327	152,745	1,518,327	-
Residential construction	-	-	-	-	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

3)         Investments (Continued)

Credit Risk Profile Based on Performance Status

The Company’s mortgage loan portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days past due or on non-accrual status.

The Company’s performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	June 30, 2014	December 30, 2013	June 30, 2014	December 30, 2013	June 30, 2014	December 30, 2013	June 30, 2014	December 30, 2013

Performing	$47,266,708	$36,679,264	$55,290,944	$42,482,658	$20,349,210	$12,847,578	$122,906,862	$92,009,500
Nonperforming	-	4,973,745	6,131,478	7,385,828	64,895	64,895	6,196,373	12,424,468

Total	$47,266,708	$41,653,009	$61,422,422	$49,868,486	$20,414,105	$12,912,473	$129,103,235	$104,433,968

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the Company’s policy to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $468,000 and $678,000 as of June 30, 2014 and December 31, 2013, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status

	As of June 30 2014	As of December 31 2013

Commercial	$-	$4,973,745
Residential	6,131,478	7,385,828
Residential construction	64,895	64,895
Total	$6,196,373	$12,424,468

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

3)         Investments (Continued)

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of June 30 2014	As of December 31 2013

Balance, beginning of period	$5,506,532	$6,035,295
Provisions for losses	943,425	1,846,285
Charge-offs	(240,997)	(2,375,048)
Balance, end of period	$6,208,960	$5,506,532

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

4)         Stock-Based Compensation

The Company has three fixed option plans (the “2003 Plan”, the “2006 Plan” and the “2013 Plan”). Compensation expense for options issued of $64,201 and $9,620 has been recognized for these plans for the three months ended June 30, 2014 and 2013, respectively, and $128,526 and $62,589 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the total unrecognized compensation expense related to the options issued in December 2013 was $111,496, which is expected to be recognized over the vesting period of one year.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

4)         Stock Based Compensation (Continued)

A summary of the status of the Company’s stock incentive plans as of June 30, 2014, and the changes during the six months ended June 30, 2014, is presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	405,133	$2.41	508,656	$2.00
Granted	-		-
Exercised	(34,955)	1.44	-
Cancelled	(1,838)	2.92	-
Outstanding at June 30, 2014	368,340	$2.50	508,656	$2.00

As of June 30, 2014:
Options exercisable	325,243	$2.23	482,406	$1.84

As of June 30, 2014:
Available options for future grant	314,480		105,000

Weighted average contractual term of options
outstanding at June 30, 2014	6.77 years		2.11 years

Weighted average contractual term of options
exercisable at June 30, 2014	6.42 years		1.99 years

Aggregated intrinsic value of options
outstanding at June 30, 2014	$690,130		$1,194,177

Aggregated intrinsic value of options
exercisable at June 30, 2014	$689,924		$1,194,177

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the six months ended June 30, 2014 and 2013 was $115,977 and $1,241,181, respectively. The Company used a stock price of $4.27 as of June 30, 2014 to derive intrinsic value.

5)         Capital Stock

The Company has two classes of common stock with shares outstanding: Class A and Class C.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

6)         Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Numerator:
Net earnings	$2,624,063	$2,799,245	$2,762,911	$4,832,511
Denominator:
Basic weighted-average shares outstanding	11,835,185	11,724,522	11,844,936	11,669,542
Effect of dilutive securities:
Employee stock options	426,112	846,990	433,566	888,095

Diluted weighted-average shares outstanding	12,261,297	12,571,512	12,278,502	12,557,637

Basic net earnings per share	$0.22	$0.24	$0.23	$0.41

Diluted net earnings per share	$0.21	$0.22	$0.23	$0.38

Net earnings per share amounts have been adjusted for the effect of annual stock dividends. For the six months ended June 30, 2014 and 2013, there were 142,972 and 5,250 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

7)         Business Segments (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Eliminations	Consolidated

For the Three Months Ended June 30, 2014
Revenues from external customers	$19,810,498	$3,534,881	$36,066,351	$-	$59,411,730
Intersegment revenues	2,356,195	334,314	231,249	(2,921,758)	-
Segment profit before income taxes	1,515,426	168,911	2,502,760	-	4,187,097

For the Three Months Ended June 30, 2013
Revenues from external customers	$16,797,489	$3,380,560	$41,154,240	$-	$61,332,289
Intersegment revenues	2,504,960	357,016	67,603	(2,929,579)	-
Segment profit before income taxes	440,822	107,601	3,921,097	-	4,469,520

For the Six Months Ended June 30, 2014
Revenues from external customers	$38,283,314	$6,575,449	$59,606,243	$-	$104,465,006
Intersegment revenues	4,417,915	670,612	395,395	(5,483,922)	-
Segment profit before income taxes	2,846,895	351,689	1,154,500	-	4,353,084

Identifiable Assets	626,378,955	108,686,715	56,057,674	(148,165,860)	642,957,484
Goodwill	2,802,991	285,191	-	-	3,088,182

For the Six Months Ended June 30, 2013
Revenues from external customers	$34,041,381	$6,360,591	$75,782,551	$-	$116,184,523
Intersegment revenues	5,092,793	715,506	124,765	(5,933,064)	-
Segment profit before income taxes	1,255,153	184,366	6,257,624	-	7,697,143

Identifiable Assets	571,473,136	112,584,116	66,990,347	(134,012,151)	617,035,448
Goodwill	391,848	285,191	-	-	677,039

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

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
June 30, 2014 (Unaudited)

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
June 30, 2014 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at June 30, 2014.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets accounted for at fair value on a recurring basis
Common stock	$7,442,760	$7,442,760	$-	$-
Total securities available for sale	$7,442,760	$7,442,760	$-	$-

Restricted assets of cemeteries and mortuaries	$706,438	$706,438	-	-
Cemetery perpetual care trust investments	710,306	710,306	-	-
Derivatives - interest rate lock commitments	3,112,327	-	-	3,112,327
Total assets accounted for at fair value on a recurring basis	$11,971,831	$8,859,504	$-	$3,112,327

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(47,310,100)	$-	$-	$(47,310,100)
Future policy benefits - annuities	(65,006,572)	-	-	(65,006,572)
Derivatives - bank loan interest rate swaps	(46,010)	-	-	(46,010)
- call options	(126,814)	(126,814)	-	-
- interest rate lock commitments	(386,007)	-	-	(386,007)
Total liabilities accounted for at fair value on a recurring basis	$(112,875,503)	$(126,814)	$-	$(112,748,689)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2013	$(48,000,668)	$(65,052,928)	$1,487,908	$(58,310)

Total gains (losses):

Included in earnings	690,568	46,356	-	-

Included in other comprehensive income (loss)	-	-	1,238,412	12,300

Balance - June 30, 2014	$(47,310,100)	$(65,006,572)	$2,726,320	$(46,010)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

8)         Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at June 30, 2014.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$1,608,696	-	-	$1,608,696
Real estate held for investment	53,500	-	-	53,500
Total assets accounted for at fair value on a nonrecurring basis	$1,662,196	$-	$-	$1,662,196

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
June 30, 2014 (Unaudited)

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2014 and December 31, 2013. The estimated fair value amounts for June 30, 2014 and December 31, 2013 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of June 30, 2014:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans:
Residential	$60,014,733	$-	$-	$63,575,379	$63,575,379
Residential construction	20,313,991	-	-	20,313,991	20,313,991
Commercial	47,079,579	-	-	49,374,754	49,374,754
Mortgage loans, net	$127,408,303	$-	$-	$133,264,124	$133,264,124
Policy loans	7,281,130	-	-	7,281,130	7,281,130
Other loans	25,915,255	-	-	25,915,255	25,915,255
Short-term investments	20,268,060	-	-	20,268,060	20,268,060

Liabilities
Bank and other loans payable	$17,087,272	$-	$-	$17,087,272	$17,087,272

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

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

Residential – The estimated fair value of mortgage loans originated prior to 2013 is determined by estimating expected future cash flows of interest payments and discounting them using current interest rates from single family mortgages. The estimated fair value of mortgage loans originated in 2013 and 2014 is determined from pricing of similar loans that were sold in December 2013.

Residential Construction – These loans are primarily short in maturity (4-6 months) accordingly, the estimated fair value is determined to be the net book value.

Commercial – The estimated fair value is determined by estimating expected future cash flows of interest payments and discounting them using current interest rates for commercial mortgages.

Policy and Other Loans: The carrying amounts reported in the accompanying condensed consolidated balance sheet for these financial instruments approximate their fair values.

Short-Term Investments: The carrying amounts reported in the accompanying condensed consolidated balance sheet for these financial instruments approximate their fair values.

Bank and Other Loans Payable: The carrying amounts reported in the accompanying condensed consolidated balance sheet for these financial instruments approximate their fair values.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

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
June 30, 2014 (Unaudited)

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

The Company has adopted a strategy of selling “out of the money” call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option. The liability for call options is adjusted to fair value at each reporting date. The fair value of outstanding call options as of June 30, 2014 and December 31, 2013 was $126,814 and $124,174, respectively.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option. If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security.

The following table shows the fair value of derivatives as of June 30, 2014 and December 31, 2013.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$3,112,327	other assets	$1,511,111	Other liabilities	$386,007	Other liabilities	$23,203
Call Options	--	--	--	--	Other liabilities	126,814	Other liabilities	124,174
Interest rate swaps	--	--	--	--	Bank loans payable	46,010	Bank loans payable	58,310
Total		$3,112,327		$1,511,111		$558,831		$205,687

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain (Loss) Recognized in OCI		Net Amount Gain (Loss) Recognized in OCI
	Three Months Ended June 30		Six Months Ended June 30
Derivative - Cash Flow Hedging Relationships:	2014	2013	2014	2013

Interest Rate Lock Commitments	$789,149	$1,234,935	$1,238,412	$519,211
Interest Rate Swaps	5,449	12,685	12,300	21,801
Sub Total	794,598	1,247,620	1,250,712	541,012
Tax Effect	309,894	485,937	487,778	357,976
Total	$484,704	$761,683	$762,934	$183,036

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

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

Mortgage Loan Loss Settlements

Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended June 30, 2014 and 2013 were $571,000 and $644,000, respectively, and for the six months ended June 30, 2014 and 2013, were $943,000 and $1,181,000 respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of June 30, 2014 and December 31, 2013, the balances were $6,209,000 and $5,507,000, respectively.

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

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser, including Wells Fargo Funding, and pay such amounts to Wells Fargo Funding. SecurityNational Mortgage is additionally required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 26 real estate properties with a total book value as of June 30, 2014 of $4,232,000.

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
June 30, 2014 (Unaudited)

11)         Reinsurance, Commitments and Contingencies (Continued)

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $6,201,000 as of June 30, 2014 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

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
June 30, 2014 (Unaudited)

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

Pursuant to the Indemnification Agreement, SecurityNational Mortgage paid $395,000 to Aurora Loan Services as a deposit into a reserve account, to secure any obligations of SecurityNational Mortgage under the Indemnification Agreement. This deposit was in addition to a $250,000 deposit that SecurityNational Mortgage previously made into the reserve account for a total of $645,000. Losses from mortgage loans with alleged breaches were payable from the reserve account. Lehman Bank and Aurora Loan Services were not to apply any funds from the reserve account to a particular mortgage loan, however, until an actual loss had occurred. Under the Indemnification Agreement SecurityNational Mortgage was to pay to Aurora Loan Services each calendar month the difference between the reserve account balance and $645,000, but in no event would SecurityNational Mortgage be required to make payments into the reserve account in excess of $125,000 for any calendar month.

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

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $-0-, respectively. Management cannot fully determine the total losses, however, because there could be potential claims for losses that have not yet been determined.  As of June 30, 2014, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

On May 11, 2011, SecurityNational Mortgage filed a complaint against Aurora Bank FSB, formerly known as Lehman Bank, and hereinafter referred to as Lehman Bank, and Aurora Loan Services in the United States District Court for the District of Utah because it had been unable to resolve certain issues under the Indemnification Agreement. The complaint alleges, among other claims, material breach of the Indemnification Agreement, including a claim that neither Lehman Bank nor Aurora Loan Services owned mortgage loans sold by SecurityNational to justify the amount of payments demanded from, and made by SecurityNational Mortgage. As a result, SecurityNational Mortgage claims it is entitled to judgment of approximately $4,000,000 against Lehman Bank, as well as Aurora Loan Services to the extent of its involvement and complicity with Lehman Bank.  The complaint also alleges a second claim for material breach of a section of the Indemnification Agreement that contains an alleged “sunset” provision and that the amount of the requested payments made was not justified under the “sunset” provision.

On June 8, 2011, Lehman Holdings, which had filed for bankruptcy in September 2008, filed a complaint against SecurityNational Mortgage in the United States District Court for the District of Utah.  A subsidiary of Lehman Holdings owns Lehman Bank.  The complaint alleges that SecurityNational Mortgage sold loans to Lehman Bank, which were then sold to Lehman Holdings.  The complaint additionally alleges that Lehman Bank and Aurora Loan Services assigned their rights and remedies under the loan purchase agreement, as well as the Indemnification Agreement to Lehman Holdings, which latter assignment purportedly took place on March 28, 2011.  Lehman Holdings declared in a letter dated June 2, 2011 that the Indemnification Agreement was null and void except for losses previously released and discharged, which is disputed by SecurityNational Mortgage.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

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

On May 6, 2014, Judge Nuffer issued his summary of facts, conclusions of law and order granting SecurityNational Mortgage’s motion for summary judgment and denying the cross motion of Lehman Bank and Aurora Loan Services. On May 27, 2014, Lehman Bank and Aurora Loan Services filed a motion to reconsider Judge Nuffer’s summary judgment ruling. On June 2, 2014, a hearing was held before Judge Nuffer to determine the amount owing to SecurityNational Mortgage pursuant to the summary judgment ruling. The motion to reconsider the summary judgment ruling  and the issue of what is owing to SecurityNaitonal Mortgage pursuant to the summary judgment ruling are both under advisement by the Court, the Court having indicated that it will issue a ruling on both matters at the same time.

On May 7, 2014, Judge Stewart issued an order for the parties to submit supplemental briefs as to the effect of Judge Nuffer’s summary judgment order on SecurityNational Mortgage’s motion for summary judgment in the Lehman Holdings case. The supplemental briefing is due within ten days after Judge Nuffer issues his ruling on the motion to reconsider the summary judgment ruling. Judge Stewart also granted leave for SecurityNational Mortgage to file an additional motion for summary judgment in the Lehman Holdings case on the basis that the claims of Lehman Holdings are barred by the statute of limitations. This motion is also to be filed within ten days after Judge Nuffer rules on the motion to reconsider the summary judgment ruling. The August 11, 2014 trial setting in the Lehman Holdings case was stricken without providing a new trial date.

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which if adversely determined, would have a material adverse effect on its financial condition or results of operation.

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of June 30, 2014, the Company’s commitments were $36,092,000 for these loans of which $20,414,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of June 30, 2014). Maturities range between six and twelve months.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

11)         Reinsurance, Commitments and Contingencies (Continued)

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

12)         Mortgage Servicing Rights

The following is a summary of the MSR activity for the periods presented.

	As of June 30 2014	As of December 31 2013

Amortized cost:
Balance before valuation allowance at beginning of year	$4,844,101	$2,797,470
MSRs proceeds from loan sales	1,608,696	2,494,254
Amortization	(321,189)	(447,623)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$6,131,608	$4,844,101

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$6,131,608	$4,844,101

Estimated fair value of MSRs at end of period	$6,860,160	$5,491,270

The Company reports these MSRs pursuant to the accounting policy discussed in Note 8 and Note 9.

13)         Acquisitions

Acquisition of American Funeral Financial

On June 4, 2014, the Company, through its wholly owned subsidiary, SNFC Subsidiary, LLC (“SNFC Subsidiary”), completed a purchase transaction with American Funeral Financial, LLC, a South Carolina limited liability company (“American Funeral Financial”) and Hypershop, LLC, a North Carolina  limited liability  company (“Hypershop”), the sole owner of all the limited liability company interests of American Funeral Financial, to purchase all of the outstanding limited liability company interests, or membership units, of American Funeral Financial.  American Funeral Financial is engaged in the operation of a factoring business with the principal purpose of providing funding for funeral homes and mortuaries.

Under the terms of the transaction, as set forth in the Unit Purchase Agreement dated June 4, 2014 (the “Purchase Agreement”), among the Company, SNFC Subsidiary, American Funeral Financial and Hypershop, the Company paid Hypershop purchase consideration equal to (i) $3,000,000 in cash, of which $175,000 was deposited into an interest bearing escrow account to be held for a period of twelve months from the closing date to pay off the indebtedness and other liabilities of American Funeral Financial, plus (ii) $12,011,183, representing the amount of the good standing receivables of American Funeral Financial, plus (iii)  earn-out payments equal to .0042 of the aggregate amount of life insurance assignments funded by American Funeral Financial during the three year period following the closing date of the transaction.  The purchase consideration was to be used to pay off the indebtedness that American Funeral Financial owed to Security Finance Corporation of Spartanburg, as well as to pay off all other indebtedness and liabilities of American Funeral Financial.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

13)         Acquisitions (Continued)

The good standing receivables of American Funeral Financial are defined as its assignment receivables outstanding for less than 120 days from the closing date.  Within 15 business days after the expiration of the 120-day period following the closing date, Security National agrees to provide Hypershop with reasonable supporting detail of the amount of any assignment receivables included in the good standing receivables that were not collected in full by Security National during such 120-day period, and which of the uncollected good standing receivables that Security National elects to receive payment from Hypershop.  Thus, under the Purchase Agreement, Security National is entitled to payment from Hypershop for any uncollected good standing receivables in which Security National elects to receive payment.

The uncollected good standing receivables payment is to be paid to Security National within 15 days from Hypershop’s receipt of the uncollected receivable notice from Security National through reduction of funds in the escrow account until the escrow amount has been reduced to zero or fully disbursed, and if the escrow amount is insufficient, then payment is to be made by offsetting or crediting the amounts owed to Security National from the earn-out payments owed to Hypershop until Security National has received full payment of the amount equal to the uncollected receivables payment.  Security National, SNFC Subsidiary, Hyershop and American Funeral agree that if the escrow amount and the offsets against earn-out payments are insufficient to pay the amount of the uncollected good standing receivables and the outstanding indebtedness and other liabilities of American Funeral Financial as of the closing date, then Security National has no further recourse against Hypershop, and Hypershop has no further obligation or liability to Security National.

During the period between the closing date and 270 days after the closing date, Security National is required to use commercially reasonable efforts to collect all outstanding receivables, including assignment receivables outstanding for over 120 days from the closing date.   In the event that Security National collects any assignment receivables that are outstanding for more than 120 days, Security National agrees to pay Hypershop the amount of such receivables within 15 business days after the receipt of such receivables.  If Security National is unable to collect all the outstanding receivables that are more than 120 days from the closing date, Security National agrees to transfer to Hypershop all right, title and interest to such receivables.

With regard to earn-out payments, Security National agrees to provide earn-out payments to Hypershop on a monthly basis over a three year  period in the amount equal to the life insurance assignments that American Funeral Financial has funded during the applicable monthly calculation period multiplied by the earn-out multiple of .0042.  In the event any customer of American Funeral Financial has also been a customer of C & J Financial, LLC (“C & J Financial”), a wholly owned subsidiary of Security National, during the twelve month period prior to the closing date, the earn-out multiple would be proportionately reduced by the funding amount provided by American Funeral Financial for such customer during the twelve month period prior to the closing date as compared to the funding amount provided by C & J Financial for such customer during the same twelve month period.

Finally, at closing, Security National, SNFC Subidiary and American Funeral Financial entered into a non-competition and confidentiality agreement with Scott Coffman, President of Hypershop.  Additionally, American Funeral Financial entered into an employment agreement with Charles B. Gallagher, Jr., who had been serving as Executive Vice President and Chief Operating Officer of American Funeral Financial, and a consulting agreement with A. Todd Justice, who had been serving as President of American Funeral Financial.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

13)         Acquisitions (Continued)

The estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition were as follows:

Other loans, net	$11,866,193
Property and equipment	760,120
Goodwill	2,373,722
Other	1,379,158
Total assets acquired	16,379,193
Other liabilities and accrued expenses	(1,368,000)
Total liabilities assumed	(1,368,000)
Fair value of net assets acquired	$15,011,193

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisition of American Funeral Financial had occurred at the beginning of the three and six months periods ended June 30, 2014 and 2013. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

	For the Three Months Ended June 30 (unaudited)		For the Six Months Ended June 30 (unaudited)
	2014	2013	2014	2013

Total revenues	$60,275,049	$62,538,480	$106,796,985	$118,182,856
Net earnings	$2,661,985	$2,925,290	$3,004,668	$5,004,912
Net earnings per Class A equivalent common share	$0.22	$0.25	$0.25	$0.43
Net earnings per Class A equivalent common share assuming dilution	$0.22	$0.23	$0.24	$0.40

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

A funeral plan is a small face value life insurance policy that generally has face coverage of up to $25,000.  The Company believes that funeral plans represent a marketing niche that has less competition because most insurance companies do not offer similar coverage.  The purpose of the funeral plan policy is to pay the costs and expenses incurred at the time of the person’s death.  On a per thousand dollar cost of insurance basis, these policies can be more expensive to the policy holder than many types of non-burial insurance due to their low face amount, requiring the fixed cost of the policy administration to be distributed over a smaller policy size, and the simplified underwriting practices that result in higher mortality costs.

The following table shows the condensed financial results of the insurance operations for the three and six months ended June 30, 2014 and 2013.  See Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2014	2013	% Increase (Decrease)	2014	2013	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$13,335	$12,905	3%	$26,464	$25,326	4%
Net investment income	5,452	3,611	51%	10,279	7,452	38%
Income from loan originations	714	163	338%	1,057	248	326%
Other	309	118	162%	483	1,015	(52%)
Total	$19,810	$16,797	18%	$38,283	$34,041	12%
Intersegment revenue	$2,356	$2,505	(6%)	$4,418	$5,093	(13%)
Earnings before income taxes	$1,516	$441	244%	$2,847	$1,255	127%

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in the three and six months ended June 30, 2014 has increased due to an increase in net investment income, an increase in income from loan originations, and an increase in insurance premiums.

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

The following table shows the condensed financial results of the Cemetery and Mortuary operations for the three and six months ended June 30, 2014 and 2013. See Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2014	2013	% Increase (Decrease)	2014	2013	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,342	$1,316	2%	$2,661	$2,666	0%
Cemetery revenues	2,248	2,059	9%	3,883	3,717	4%
Other	(56)	6	(1,033%)	31	(22)	(241%)
Total	$3,534	$3,381	5%	$6,575	$6,361	3%
Earnings before income taxes	$169	$108	56%	$352	$184	91%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $239,000 and $262,000 for the three months ended June 30, 2014 and 2013, respectively, and $492,000 and $522,000 for the six months ended June 30, 2014 and 2013, respectively.

Mortgage Operations

Overview

The Company’s wholly owned subsidiaries, SecurityNational Mortgage Company and Green Street Mortgage Services, Inc., are mortgage lenders incorporated under the laws of the State of Utah, and are approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage and Green Street obtain loans from their retail offices and independent brokers. Mortgage loans originated by the Company’s mortgage subsidiaries are funded from internal cash flows, including loan purchase agreements from Security National Life, its wholly owned subsidiary, and unaffiliated financial institutions.

SecurityNational Mortgage and Green Street Mortgage receive fees from the borrowers and secondary fees from third party investors that purchase their loans. Loans originated by SecurityNational Mortgage and Green Street Mortgage are generally sold with mortgage servicing rights released to third party investors. Since the second quarter of 2012, however, SecurityNational Mortgage has sold but retained mortgage servicing rights on approximately 30% of its loan origination volume. The majority of these loans are serviced by an approved third party sub-servicer.

For the six months ended June 30, 2014 and 2013, SecurityNational Mortgage originated and sold 5,021 loans ($937,835,000 total volume) and 6,292 loans ($1,180,674,000 total volume), respectively. For the six months ended June 30, 2014, Green Street Mortgage originated and sold eight loans ($1,817,000 total volume). Green Street Mortgage did not originate and sell any mortgage loans prior to November 2013.

The following table shows the condensed financial results of the mortgage operations for the three and six months ended June 30, 2014 and 2013.  See Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended June 30 (in thousands of dollars)			Six months ended June 30 (in thousands of dollars)
	2014	2013	% Increase (Decrease)	2014	2013	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$30,413	$33,867	(10%)	$50,457	$60,971	(17%)
Secondary gains from investors	5,653	7,287	(22%)	9,149	14,812	(38%)
Total	$36,066	$41,154	(12%)	$59,606	$75,783	(21%)
Earnings before income taxes	$2,503	$3,921	(36%)	$1,155	$6,258	(82%)

The decrease in earnings for the three and six months ended June 30, 2014 was due to lower secondary gains on mortgage loans sold to investors and the decline in refinance activity as a result of the increase in mortgage loan interest rates.

Mortgage Loan Loss Settlements

Future loan losses are extremely difficult to estimate, especially in the current market.  Management believes that the Company’s reserve methodology, however,  allows it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended June 30, 2014 and 2013 were $571,000 and $644,000, respectively, and for the six months ended June 30, 2014 and 2013, were $943,000 and $1,181,000 respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of June 30, 2014 and December 31, 2013, the balances were $6,209,000 and $5,507,000, respectively.

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

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser, including Wells Fargo Funding, and pay such amounts to Wells Fargo Funding. SecurityNational Mortgage is additionally required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 26 real estate properties with a total book value as of June 30, 2014 of $4,232,000.

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

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $6,201,000 as of June 30, 2014 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

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

JP Morgan Chase Indemnification Demand

The Company and its wholly owned subsidiary, SecurityNational Mortgage, received a notice of claim for indemnification dated December 21, 2011, from JP Morgan Chase & Co. (“JP Morgan Chase”) on behalf of EMC Mortgage, LLC, relating to 21 mortgage loans that EMC Mortgage allegedly purchased as a third party investor from SecurityNational Mortgage.  The notice also referenced a guaranty agreement, dated February 23, 2006, by the Company for the benefit of EMC Mortgage.  The indemnification notice additionally stated that EMC Mortgage had been named in a lawsuit by the Bear Stearns Mortgage Funding Trust 2007-AR2 (the “Trust”), which was filed on September 13, 2011 in the Delaware Court of Chancery.

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

Mortgage Loan Loss Litigation

Lehman Brothers - Aurora Loan Services Litigation

On April 15, 2005, SecurityNational Mortgage entered into a loan purchase agreement with Lehman Brothers Bank, FSB (“Lehman Bank”). Under the terms of the loan purchase agreement, Lehman Bank agreed to purchase mortgage loans from time to time from SecurityNational Mortgage. During 2007, Lehman Bank and its wholly owned subsidiary, Aurora Loan Services LLC, purchased a total of 1,490 mortgage loans in the aggregate amount of $352,774,000 from SecurityNational Mortgage. Lehman Bank asserted that certain of the mortgage loans that it purchased from SecurityNational Mortgage during 2007 contained alleged misrepresentations and early payment defaults. As a result of these alleged issues with the mortgage loans, Lehman Bank contended it had the right to require SecurityNational Mortgage to repurchase certain loans or be liable for losses related to such loans under the loan purchase agreement. SecurityNational Mortgage disagrees with these claims.

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

Pursuant to the Indemnification Agreement, SecurityNational Mortgage paid $395,000 to Aurora Loan Services as a deposit into a reserve account, to secure any obligations of SecurityNational Mortgage under the Indemnification Agreement. This deposit was in addition to a $250,000 deposit that SecurityNational Mortgage previously made into the reserve account for a total of $645,000. Losses from mortgage loans with alleged breaches were payable from the reserve account. Lehman Bank and Aurora Loan Services were not to apply any funds from the reserve account to a particular mortgage loan, however, until an actual loss had occurred. Under the Indemnification Agreement SecurityNational Mortgage was to pay to Aurora Loan Services each calendar month the difference between the reserve account balance and $645,000, but in no event would SecurityNational Mortgage be required to make payments into the reserve account in excess of $125,000 for any calendar month.

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

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $-0-, respectively. Management cannot fully determine the total losses, however, because there could be potential claims for losses that have not yet been determined.  As of June 30, 2014, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

On May 11, 2011, SecurityNational Mortgage filed a complaint against Aurora Bank FSB, formerly known as Lehman Bank, and hereinafter referred to as Lehman Bank, and Aurora Loan Services in the United States District Court for the District of Utah because it had been unable to resolve certain issues under the Indemnification Agreement. The complaint alleges, among other claims, material breach of the Indemnification Agreement, including a claim that neither Lehman Bank nor Aurora Loan Services owned mortgage loans sold by SecurityNational to justify the amount of payments demanded from, and made by SecurityNational Mortgage. As a result, SecurityNational Mortgage claims it is entitled to judgment of approximately $4,000,000 against Lehman Bank, as well as Aurora Loan Services to the extent of its involvement and complicity with Lehman Bank.  The complaint also alleges a second claim for material breach of a section of the Indemnification Agreement that contains an alleged “sunset” provision and that the amount of the requested payments made was not justified under the “sunset” provision.

On June 8, 2011, Lehman Holdings, which had filed for bankruptcy in September 2008, filed a complaint against SecurityNational Mortgage in the United States District Court for the District of Utah.  A subsidiary of Lehman Holdings owns Lehman Bank.  The complaint alleges that SecurityNational Mortgage sold loans to Lehman Bank, which were then sold to Lehman Holdings.  The complaint additionally alleges that Lehman Bank and Aurora Loan Services assigned their rights and remedies under the loan purchase agreement, as well as the Indemnification Agreement to Lehman Holdings, which latter assignment purportedly took place on March 28, 2011.  Lehman Holdings declared in a letter dated June 2, 2011 that the Indemnification Agreement was null and void except for losses previously released and discharged, which is disputed by SecurityNational Mortgage.

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

On May 6, 2014, Judge Nuffer issued his summary of facts, conclusions of law and order granting SecurityNational Mortgage’s motion for summary judgment and denying the cross motion of Lehman Bank and Aurora Loan Services. On May 27, 2014, Lehman Bank and Aurora Loan Services filed a motion to reconsider Judge Nuffer’s summary judgment ruling. On June 2, 2014, a hearing was held before Judge Nuffer to determine the amount owing to SecurityNational Mortgage pursuant to the summary judgment ruling. The motion to reconsider the summary judgment ruling  and the issue of what is owing to SecurityNaitonal Mortgage pursuant to the summary judgment ruling are both under advisement by the Court, the Court having indicated that it will issue a ruling on both matters at the same time.

On May 7, 2014, Judge Stewart issued an order for the parties to submit supplemental briefs as to the effect of Judge Nuffer’s summary judgment order on SecurityNational Mortgage’s motion for summary judgment in the Lehman Holdings case. The supplemental briefing is due within ten days after Judge Nuffer issues his ruling on the motion to reconsider the summary judgment ruling. Judge Stewart also granted leave for SecurityNational Mortgage to file an additional motion for summary judgment in the Lehman Holdings case on the basis that the claims of Lehman Holdings are barred by the statute of limitations. This motion is also to be filed within ten days after Judge Nuffer rules on the motion to reconsider the summary judgment ruling. The August 11, 2014 trial setting in the Lehman Holdings case was stricken without providing a new trial date.

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which if adversely determined, would have a material adverse effect on its financial condition or results of operation.

Consolidation

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Total revenues decreased by $1,920,000, or 3.1%, to $59,412,000 for the three months ended June 30, 2014, from $61,332,000 for the comparable period in 2013. Contributing to this decrease in total revenues was a $4,727,000 decrease in mortgage fee income. This decrease in total revenues was offset by a $1,681,000 increase in net investment income, a $430,000 increase in insurance premiums and other considerations, a $200,000 increase in realized gains on investments and other assets, a $192,000 increase in other revenues, a $188,000 increase in net mortuary and cemetery sales, and a $116,000 decrease in other than temporary impairments.

Insurance premiums and other considerations increased by $430,000, or 3.3%, to $13,335,000 for the three months ended June 30, 2014, from $12,905,000 for the comparable period in 2013. This increase was primarily due to an increase in first year premiums as a result of increased insurance sales in the second quarter of 2014.

Net investment income increased by $1,681,000, or 33.5%, to $6,707,000 for the three months ended June 30, 2014, from $5,026,000 for the comparable period in 2013. This increase was primarily attributable to an $826,000 increase in mortgage loan interest, a $763,000 increase in rental income from real estate owned, a $410,000 increase in short-term investment income, a $12,000 increase in equity securities income, and a $10,000 increase in fixed maturity securities income during the second quarter of 2014. This decrease was partially offset by a $326,000 increase in investment expenses and a $14,000 decrease in policy loan income during the same period.

Net cemetery and mortuary sales increased by $188,000, or 5.8%, to $3,447,000 for the three months ended June 30, 2014, from $3,259,000 for the comparable period in 2013. This increase was primarily due to an increase in at-need sales in both the cemetery and mortuary operations during the second quarter of 2014.

Realized gains on investments and other assets increased by $200,000, or 142.4%, to $340,000 in realized gains for the three months ended June 30, 2014, from $140,000 in realized gains for the comparable period in 2013. This increase in realized gains on investments and other assets was the result of a $179,000 increase in realized gains on other assets, and a $52,000 increase in realized gains on fixed maturity securities during the second quarter of 2014. This increase was partially offset by a $31,000 decrease in realized gains on securities available for sale during the same period.

Mortgage fee income decreased by $4,727,000, or 12.0%, to $34,773,000 for the three months ended June 30, 2014, from $39,500,000 for the comparable period in 2013. This decrease was primarily attributable to lower secondary gains from mortgage loans sold to investors and the decline in refinance activity resulting from the increase in mortgage loan rates during the second quarter of 2014.

Other revenues increased by $192,000, or 29.6%, to $840,000 for the three months ended June 30, 2014, from $648,000 for the comparable period in 2013. This increase was due to an increase in mortgage servicing fees during the second quarter of 2014.

Total benefits and expenses were $55,225,000, or 93.0% of total revenues, for the three months ended June 30, 2014, as compared to $56,863,000, or 92.7% of total revenues, for the comparable period in 2013.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits increased by an aggregate of $451,000 or 3.7%, to $12,557,000 for the three months ended June 30, 2014, from $12,106,000 for the comparable period in 2013. This increase was primarily the result of a $518,000 increase in death benefits during the second quarter 2014. This partially increase was offset by a $51,000 decrease in surrender and other policy benefits, and a $16,000 decrease in future policy benefits during the same period.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $402,000, or 36.8%, to $1,493,000 for the three months ended June 30, 2014, from $1,091,000 for the comparable period in 2013. This increase was primarily due to increased amortization of value of business acquired for new acquisitions and increased amortization for deferred policy costs due to an increased amount of business terminating during the second quarter of 2014.

Selling, general and administrative expenses decreased by $2,408,000, or 5.7%, to $39,877,000 for the three months ended June 30, 2014, from $42,285,000 for the comparable period in 2013. This decrease was primarily the result of a decrease in mortgage loan originations by SecurityNational Mortgage, which was attributed to the decline in refinance activity resulting from the increase in mortgage loan rates during the second quarter of 2014. Commissions decreased by $4,692,000, provision for loan losses decreased by $144,000, and costs related to funding mortgage loans decreased by $128,000 during the same period. This decrease was partially offset by increases in other expenses by $2,091,000 and in salaries by $465,000 due to an increase in the number of employees during the same period.

Interest expense decreased by $92,000, or 10.4%, to $786,000 for the three months ended June 30, 2014, from $878,000 for the comparable period in 2013. This decrease was primarily due to the reduction in outstanding balances on warehouse lines of credit used to fund mortgage loans during the second quarter of 2014.

Cost of goods and services sold by the cemeteries and mortuaries increased by $8,000, or 1.7%, to $511,000 for the three months ended June 30, 2014, from $503,000 for the comparable period in 2013. This increase was primarily due to an increase in cemetery and mortuary sales during the second quarter of 2014.

Comprehensive income for the three months ended June 30, 2014 and 2013 amounted to gains of $3,231,000 and $3,491,000, respectively. This $260,000 decrease in comprehensive income was primarily the result of a $277,000 decrease in derivatives related to mortgage loans and a $175,000 decrease in net income during the second quarter of 2014, which were partially offset by a $192,000 increase in unrealized gains in securities available for sale during the same period.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Total revenues decreased by $11,719,000, or 10.1%, to $104,465,000 for the six months ended June 30, 2014, from $116,184,000 for the comparable period in 2013. Contributing to this decrease in total revenues was a $15,452,000 decrease in mortgage fee income and a $444,000 decrease in realized gains on investments and other assets during the six months ended June 30, 2014. This decrease in total revenues was partially offset by a $2,323,000 increase in net investment income, a $1,138,000 increase in insurance premiums and other considerations, a $459,000 increase in other revenues, a $141,000 increase in net mortuary and cemetery sales, and a $116,000 decrease in other than temporary impairments during the same period.

Insurance premiums and other considerations increased by $1,138,000, or 4.5%, to $26,464,000 for the six months ended June 30, 2014, from $25,326,000 for the comparable period in 2013. This increase was primarily due to an increase in first year premiums as a result of increased insurance sales during the six months ended June 30, 2014.

Net investment income increased by $2,323,000, or 23.2%, to $12,350,000 for the six months ended June 30, 2014, from $10,027,000 for the comparable period in 2013. This increase was primarily attributable to a $1,850,000 increase in rental income from real estate owned, a $1,338,000 increase in mortgage loan interest, a $166,000 increase in fixed maturity securities income, and a $102,000 increase in short-term investment income during the six months ended June 30, 2014. This increase was partially offset by a $1,099,000 increase in investment expenses, a $14,000 decrease in equity securities income, and a $20,000 decrease in policy loan income during the same period.

Net cemetery and mortuary sales increased by $141,000, or 2.3%, to $6,278,000 for the six months ended June 30, 2014, from $6,137,000 for the comparable period in 2013. This increase was primarily due to an increase in at-need sales in both the cemetery and mortuary operations during the six months ended June 30, 2014.

Realized gains on investments and other assets decreased by $444,000, or 45.2%, to $539,000 in realized gains for the six months ended June 30, 2014, from $983,000 in realized gains for the comparable period in 2013. This decrease in realized gains on investments and other assets was the result of a $378,000 decrease in realized gains on other assets and a $111,000 decrease in realized gains on securities available for sale during the six months ended June 30, 2014. This decrease was offset by a $45,000 increase in realized gains on fixed maturity securities during the same period.

Mortgage fee income decreased by $15,452,000, or 21.2%, to $57,311,000 for the six months ended June 30, 2014, from $72,763,000 for the comparable period in 2013. This decrease was primarily attributable to lower secondary gains from mortgage loans sold to investors and the decline in refinance activity resulting from the increase in mortgage loan rates during the six months ended June 30, 2014.

Other revenues increased by $459,000, or 40.8%, to $1,583,000 for the six months ended June 30, 2014, from $1,124,000 for the comparable period in 2013. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $100,112,000, or 95.8% of total revenues, for the six months ended June 30, 2014, as compared to $108,487,000, or 93.4% of total revenues, for the comparable period in 2013.

Death benefits, surrenders and other policy benefits, and increase in future policy benefits decreased by an aggregate of $49,000 or 0.2%, to $24,115,000 for the six months ended June 30, 2014, from $24,164,000 for the comparable period in 2013. This decrease was primarily the result of a $286,000 decrease in surrender and other policy benefits and a $200,000 decrease in future policy benefits during the six months ended June 30, 2014. This decrease was partially offset by a $437,000 increase in death benefits during the same period.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $311,000, or 12.0%, to $2,897,000 for the six months ended June 30, 2014, from $2,586,000 for the comparable period in 2013. This increase was primarily due to increased amortization of value of business acquired for new acquisitions and increased amortization for deferred policy costs due to an increased amount of business terminating during the six months ended June 30, 2014.

Selling, general and administrative expenses decreased by $8,237,000, or 10.4%, to $70,814,000 for the six months ended June 30, 2014, from $79,051,000 for the comparable period in 2013. This decrease was primarily the result of a decrease in mortgage loan originations by SecurityNational Mortgage, which was attributed to the decline in refinance activity resulting from the increase in mortgage loan rates during the six month period ended June 30, 2014. Commissions decreased by $11,702,000, costs related to funding mortgage loans decreased by $437,000, and provision for loan losses decreased by $325,000 during the same period. This decrease was partially offset by increases in other expenses by $3,024,000, and in salaries by $1,203,000 due to an increase in the number of employees during the same period.

Interest expense decreased by $401,000, or 23.8%, to $1,284,000 for the six months ended June 30, 2014, from $1,685,000 for the comparable period in 2013. This decrease was primarily due to reduction in outstanding balances on warehouse lines of credit used to fund mortgage loans during the six month period ended June 30, 2014.

Comprehensive income for the six months ended June 30, 2014 and 2013 amounted to gains of $3,686,000 and $5,148,000, respectively. This $1,462,000 decrease in comprehensive income during the six months ended June 30, 2014 was primarily the result of a $2,069,000 decrease in net income, which was partially offset by a $580,000 increase in derivatives related to mortgage loans and a $27,000 increase in unrealized gains in securities available for sale during the same period.

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

During the six months ended June 30, 2014, the Company's operations provided cash of $40,506,000. This was due primarily to a $24,629,000 decrease in the balance of mortgage loans sold to investors and a $10,663,000 increase in future policy benefits. During the six months ended June 30, 2013, the Company’s operations provided cash of $38,831,000. This was due primarily to a $14,230,000 decrease in the balance of mortgage loans sold to investors and a $9,663,000 increase in future policy benefits.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $138,305,000 as of June 30, 2014 compared to $142,854,000 as of December 31, 2013. This represents 32.1% and 37.1% of the total investments as of June 30, 2014 and December 31, 2013, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At June 30, 2014, 5.50%  (or $7,863,000) and at December 31, 2013, 4.6% (or $6,621,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which were considered non-investment grade.

The Company has classified its fixed income securities as held to maturity. Business conditions, however, may develop in the future that may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At June 30, 2014 and December 31, 2013, the life insurance subsidiary was in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank debt and notes payable was $109,139,000 as of June 30, 2014, as compared to $106,040,000 as of December 31, 2013. Stockholders’ equity as a percent of total capitalization was 84.3% and 82.8% as of June 30, 2014 and December 31, 2013, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2013 was 5.7% as compared to a rate of 6.0% for 2012. The 2014 lapse rate to date has been approximately the same as 2013.

At June 30, 2014, $33,376,000 of the Company’s consolidated stockholders’ equity represented the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to the Company, its parent company, without approval of state insurance regulatory authorities.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the Annual Report on Form 10-K filed for the year ended December 31, 2013.

Item 4.             Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

Pursuant to the Indemnification Agreement, SecurityNational Mortgage paid $395,000 to Aurora Loan Services as a deposit into a reserve account, to secure any obligations of SecurityNational Mortgage under the Indemnification Agreement. This deposit was in addition to a $250,000 deposit that SecurityNational Mortgage previously made into the reserve account for a total of $645,000. Losses from mortgage loans with alleged breaches were payable from the reserve account. Lehman Bank and Aurora Loan Services were not to apply any funds from the reserve account to a particular mortgage loan, however, until an actual loss had occurred. Under the Indemnification Agreement SecurityNational Mortgage was to pay to Aurora Loan Services each calendar month the difference between the reserve account balance and $645,000, but in no event would SecurityNational Mortgage be required to make payments into the reserve account in excess of $125,000 for any calendar month.

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

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $-0-, respectively. Management cannot fully determine the total losses, however, because there could be potential claims for losses that have not yet been determined.  As of June 30, 2014, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

On May 11, 2011, SecurityNational Mortgage filed a complaint against Aurora Bank FSB, formerly known as Lehman Bank, and hereinafter referred to as Lehman Bank, and Aurora Loan Services in the United States District Court for the District of Utah because it had been unable to resolve certain issues under the Indemnification Agreement. The complaint alleges, among other claims, material breach of the Indemnification Agreement, including a claim that neither Lehman Bank nor Aurora Loan Services owned mortgage loans sold by SecurityNational to justify the amount of payments demanded from, and made by SecurityNational Mortgage. As a result, SecurityNational Mortgage claims it is entitled to judgment of approximately $4,000,000 against Lehman Bank, as well as Aurora Loan Services to the extent of its involvement and complicity with Lehman Bank.  The complaint also alleges a second claim for material breach of a section of the Indemnification Agreement that contains an alleged “sunset” provision and that the amount of the requested payments made was not justified under the “sunset” provision.

On June 8, 2011, Lehman Holdings, which had filed for bankruptcy in September 2008, filed a complaint against SecurityNational Mortgage in the United States District Court for the District of Utah.  A subsidiary of Lehman Holdings owns Lehman Bank.  The complaint alleges that SecurityNational Mortgage sold loans to Lehman Bank, which were then sold to Lehman Holdings.  The complaint additionally alleges that Lehman Bank and Aurora Loan Services assigned their rights and remedies under the loan purchase agreement, as well as the Indemnification Agreement to Lehman Holdings, which latter assignment purportedly took place on March 28, 2011.  Lehman Holdings declared in a letter dated June 2, 2011 that the Indemnification Agreement was null and void except for losses previously released and discharged, which is disputed by SecurityNational Mortgage.

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

On May 6, 2014, Judge Nuffer issued his summary of facts, conclusions of law and order granting SecurityNational Mortgage’s motion for summary judgment and denying the cross motion of Lehman Bank and Aurora Loan Services. On May 27, 2014, Lehman Bank and Aurora Loan Services filed a motion to reconsider Judge Nuffer’s summary judgment ruling. On June 2, 2014, a hearing was held before Judge Nuffer to determine the amount owing to SecurityNational Mortgage pursuant to the summary judgment ruling. The motion to reconsider the summary judgment ruling  and the issue of what is owing to SecurityNaitonal Mortgage pursuant to the summary judgment ruling are both under advisement by the Court, the Court having indicated that it will issue a ruling on both matters at the same time.

On May 7, 2014, Judge Stewart issued an order for the parties to submit supplemental briefs as to the effect of Judge Nuffer’s summary judgment order on SecurityNational Mortgage’s motion for summary judgment in the Lehman Holdings case. The supplemental briefing is due within ten days after Judge Nuffer issues his ruling on the motion to reconsider the summary judgment ruling. Judge Stewart also granted leave for SecurityNational Mortgage to file an additional motion for summary judgment in the Lehman Holdings case on the basis that the claims of Lehman Holdings are barred by the statute of limitations. This motion is also to be filed within ten days after Judge Nuffer rules on the motion to reconsider the summary judgment ruling. The August 11, 2014 trial setting in the Lehman Holdings case was stricken without providing a new trial date.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.             Defaults Upon Senior Securities.

None

Item 4.             Mine Safety Disclosures.

None

Item 5.             Other Information.

Acquisition of American Funeral Financial

On June 4, 2014, the Company, through its wholly owned subsidiary, SNFC Subsidiary, LLC, completed a purchase transaction with American Funeral Financial, LLC, a South Carolina limited liability company, and Hypershop, LLC, a North Carolina limited liability company and sole owner of all the limited liability company interests of American Funeral Financial, to purchase all of the outstanding limited liability company interests, or membership units, of American Funeral Financial.  American Funeral Financial is engaged in the operation of a factoring business with the principal purpose to provide funding for funeral homes and mortuaries.  For the year ended December 31, 2013, American Funeral Financial had revenues of $5,026,000 with a net income of $164,000.  As of December 31, 2013, the total assets of American Funeral Financial were $19,153,000 and total equity was $1,680,000.

Under the terms of the transaction, as set forth in the Purchase Agreement dated June 4, 2014, among the Company, SNFC Subsidiary, American Funeral Financial and Hypershop, the Company paid Hypershop purchase consideration equal to (i) $3,000,000 in cash, of which $175,000 was deposited into an interest bearing escrow account to be held for a period of twelve months from the closing date to pay off the indebtedness and other liabilities of American Funeral Financial, plus (ii) $12,011,183, representing the amount of the good standing receivables of American Funeral Financial, plus (iii)  earn-out payments equal to .0042 of the aggregate amount of life insurance assignments funded by American Funeral Financial during the three year period following the closing date of the transaction.  The purchase consideration was to be used to pay off the indebtedness that American Funeral Financial owed to Security Finance Corporation of Spartanburg, as well as to pay off all other indebtedness and liabilities of American Funeral Financial.

The good standing receivables of American Funeral Financial are defined as its assignment receivables outstanding for less than 120 days from the closing date.  Within 15 business days after the expiration of the 120-day period following the closing date, the Company agrees to provide Hypershop with reasonable supporting detail of the amount of any assignment receivables included in the good standing receivables that were not collected in full by the Company during such 120-day period, and which of the uncollected good standing receivables that the Company elects to receive payment from Hypershop.  Thus, under the Purchase Agreement, the Company is entitled to payment from Hypershop for any uncollected good standing receivables in which the Company elects to receive payment.

The uncollected good standing receivables payment is to be paid to the Company within 15 days from Hypershop’s receipt of the uncollected receivable notice from the Company through reduction of funds in the escrow account until the escrow amount has been reduced to zero or fully disbursed, and if the escrow amount is insufficient, then payment is to be made by offsetting or crediting the amounts owed to the Company from the earn-out payments owed to Hypershop until the Company  has received full payment of the amount equal to the uncollected receivables payment.  The Company, SNFC Subsidiary, Hyershop and American Funeral agree that if the escrow amount and the offsets against earn-out payments are insufficient to pay the amount of the uncollected good standing receivables and the outstanding indebtedness and other liabilities of American Funeral Financial as of the closing date, then the Company has no further recourse against Hypershop, and Hypershop has no further obligation or liability to the Company.

During the period between the closing date and 270 days after the closing date, the Company is required to use commercially reasonable efforts to collect all outstanding receivables, including assignment receivables outstanding for over 120 days from the closing date.  In the event that the Company collects any assignment receivables that are outstanding for more than 120 days, the Company agrees to pay Hypershop the amount of such receivables within 15 business days after the receipt of such receivables.  If the Company is unable to collect all the outstanding receivables that are more than 120 days from the closing date, the Company agrees to transfer to Hypershop all right, title and interest to such receivables.

With regard to earn-out payments, the Company  agrees to provide earn-out payments to Hypershop on a monthly basis over a three year period in the amount equal to the life insurance assignments that American Funeral Financial has funded during the applicable monthly calculation period multiplied by the earn-out multiple of .0042.  In the event any customer of American Funeral Financial has also been a customer of C & J Financial, LLC, a wholly owned subsidiary of the Company, during the twelve month period prior to the closing date, the earn-out multiple would be proportionately reduced by the funding amount provided by American Funeral Financial for such customer during the twelve month period prior to the closing date as compared to the funding amount provided by C & J Financial for such customer during the same twelve month period.

Finally, at closing, the Company, SNFC Subidiary and American Funeral Financial entered into a non-competition and confidential agreement with Scott Coffman, President of Hypershop.  Additionally, American Funeral Financial entered into an employment agreement with Charles B. Gallagher, Jr., who had been serving as Executive Vice President and Chief Operating Officer of American Funeral Financial, and a consulting agreement with A. Todd Justice, who had been serving as President of American Funeral Financial.

Approval of Reverse Stock Split and Weighted Voting of Class C Common Stock

On July 2, 2014, the shareholders approved a 1-for-10 reverse stock split of the Company’s Class C common stock at the Annual Meeting of Stockholders.  Concurrently with the approval of the reverse stock split, the stockholders also approved amendments to Article V of the Company’s Articles of Incorporation to provide that each share of Class C common stock will have weighted voting of ten votes per share and that each share of Class C common stock may be converted into one share of Class A common stock.  The Board of Directors had previously approved the reverse stock split and weighted voting of Class C common stock.  Prior to the approval of the reverse stock split and weighted voting of Class C shares, the Company’s Articles of Incorporation provided that each share of Class C common stock had one vote per share and that Class C common shares were convertible into Class A common shares at a conversion ratio of ten shares of Class C common stock for one share of Class A common stock.

The Board of Directors believe the 1-for-10 reverse stock split and the weighted voting of the shares of Class C common stock are in the Company’s best interest.  The Company’s per share net income or loss and net book value have often been misreported and understated by the financial community due to a misunderstanding of the conversion and other rights of the Company’s Class C common stock.  As a result, the Company’s per share net income or loss and net book value have often been understated because the financial community would often convert Class C common shares to Class A common shares at a one-to-one conversion ratio rather than a ten-to-one ratio when reporting per share net income or loss and net book value.  The Company believes that the amendments to the Articles of Incorporation, which were approved by the Board of Directors and stockholders of the Company, will help correct this problem.

The reverse stock split and weighted voting of the Company's Class C common stock were effective on August 1, 2014, when the Articles of Restatement and Amendment to the Company's Articles of Incorporation were filed with the Utah Division of Corporations and Commercial Code. The reverse stock split will affect all of the holders of the Company's Class C common stock uniformly and will not affect any Class C stockholder's percentage ownership interest in the Company or proportionate voting power, except for insignificant changes that will result from the rounding up of fractional shares.

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

(a)(3)           Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (3)
3.2	Amended Bylaws (5)
4.1	Specimen Class A Stock Certificate (1)
4.2	Specimen Class C Stock Certificate (1)
4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)
10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)
10.2	2003 Stock Option Plan (4)
10.3	2006 Director Stock Option Plan (8)
10.4	2013 Stock Option Plan (12)
10.5	Deferred Compensation Plan (2)
10.6	Employment agreement with J. Lynn Beckstead, Jr. (6)
10.7	Employment agreement with Scott M. Quist (7)
10.8	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (9)
10.9	Coinsurance Agreement between Security National Life Insurance Company and Mothe Life Insurance Company (10)
10.10 10.11
Certificate and Agreement of Contribution to Surplus between Security National Financial Corporation and Security National Life Insurance Company (10)

Agreement and Plan of Reorganization among Security National Financial Corporation and certain subsidiaries (11)

10.12	Purchase Agreement among Security National Financial Corporation, SNFC Subsidiary, LLC, American Funeral Financial, LLC, and Hypershop, LLC (13)
21	Subsidiaries of the Registrant
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1 32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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
(13)	Incorporated by reference from Report on Form 8-K, as filed on June 13, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: August 14, 2014	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2014	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)