Form 10-Q
period 2014-09-30
SECURITY NATIONAL FINANCIAL CORP
filed 2014-11-14
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014, or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	11,850,864
Title of Class	Number of Shares Outstanding as of
November 14, 2014

Class C Common Stock, $2.00 par value	1,328,820
Title of Class	Number of Shares Outstanding as of
November 14, 2014

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2014

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Part I - Financial Information

Item 1.               Financial Statements.

Assets	September 30 2014	December 31 2013
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$135,540,628	$143,466,494
Equity securities, available for sale, at estimated fair value	6,725,976	4,498,756
Mortgage loans on real estate and construction loans, held for investment net of allowances for losses of $1,871,892 and $1,652,090 for 2014 and 2013	122,765,566	102,781,878
Real estate held for investment, net of accumulated depreciation of $10,924,251 and $9,658,599 for 2014 and 2013	105,643,820	99,760,475
Policy and other loans, net of allowances for doubtful accounts of $583,498 and $269,175 for 2014 and 2013	33,216,082	19,724,006
Short-term investments	25,024,278	12,135,719
Accrued investment income	2,665,452	2,485,054
Total investments	431,581,802	384,852,382
Cash and cash equivalents	32,550,606	38,203,164
Mortgage loans sold to investors	64,440,631	77,179,652
Receivables, net	15,489,078	11,652,572
Restricted assets	9,524,359	6,670,980
Cemetery perpetual care trust investments	2,570,872	2,414,883
Receivable from reinsurers	7,609,152	12,033,877
Cemetery land and improvements	10,836,666	10,631,573
Deferred policy and pre-need contract acquisition costs	49,633,139	45,737,940
Mortgage servicing rights, net	6,905,069	4,844,101
Property and equipment, net	11,770,887	11,523,160
Value of business acquired	8,923,571	8,680,845
Goodwill	3,050,761	677,039
Other	5,626,137	3,655,286

Total Assets	$660,512,730	$618,757,454

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	September 30 2014	December 31 2013
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$475,063,771	$452,130,649
Unearned premium reserve	5,022,573	5,173,785
Bank and other loans payable	22,141,336	18,289,438
Deferred pre-need cemetery and mortuary contract revenues	13,110,467	13,176,476
Cemetery perpetual care obligation	3,363,338	3,266,131
Accounts payable	2,439,132	2,850,575
Other liabilities and accrued expenses	25,981,893	20,167,363
Income taxes	19,548,431	15,951,848
Total liabilities	566,670,941	531,006,265

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 11,850,864 shares in 2014 and 11,807,287 shares in 2013	23,701,728	23,614,574
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 2,000,000 shares authorized; issued 1,328,820 shares in 2014 and 1,330,191 shares in 2013	2,657,640	2,660,382
Additional paid-in capital	23,675,818	23,215,875
Accumulated other comprehensive income, net of taxes	1,476,299	1,218,396
Retained earnings	44,558,935	39,666,587
Treasury stock at cost - 994,434 Class A shares in 2014 and 1,141,021 Class A shares in 2013	(2,228,631)	(2,624,625)

Total stockholders' equity	93,841,789	87,751,189

Total Liabilities and Stockholders' Equity	$660,512,730	$618,757,454

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenues:
Insurance premiums and other considerations	$13,804,510	$12,593,886	$40,268,943	$37,920,272
Net investment income	8,191,962	5,254,047	20,541,749	15,281,108
Net mortuary and cemetery sales	2,490,280	2,887,855	8,768,224	9,024,671
Realized gains on investments and other assets	429,910	194,727	968,755	1,177,487
Other than temporary impairments on investments	(383,776)	(30,000)	(443,776)	(205,922)
Mortgage fee income	36,235,813	28,897,521	93,546,650	101,660,436
Other	957,093	754,755	2,540,253	1,879,262
Total revenues	61,725,792	50,552,791	166,190,798	166,737,314

Benefits and expenses:
Death benefits	6,641,923	6,144,319	20,400,042	19,464,984
Surrenders and other policy benefits	707,539	632,374	1,850,302	2,061,202
Increase in future policy benefits	5,278,079	5,079,645	14,492,604	14,494,056
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,854,041	1,178,579	4,750,976	3,764,103
Selling, general and administrative expenses:
Commissions	17,134,597	14,361,623	43,880,642	52,809,618
Salaries	10,079,539	8,492,420	28,195,576	24,237,358
Provision for loan losses and loss reserve	1,063,451	395,605	2,006,876	1,663,895
Costs related to funding mortgage loans	1,932,627	1,544,229	5,141,946	5,190,829
Other	12,283,722	9,626,035	34,083,020	29,568,910
Interest expense	954,610	667,237	2,238,722	2,352,319
Cost of goods and services sold-mortuaries and cemeteries	418,524	466,441	1,419,868	1,468,613
Total benefits and expenses	58,348,652	48,588,507	158,460,574	157,075,887

Earnings before income taxes	3,377,140	1,964,284	7,730,224	9,661,427
Income tax expense	(1,239,318)	(697,793)	(2,829,491)	(3,562,425)

Net earnings	$2,137,822	$1,266,491	$4,900,733	$6,099,002

Net earnings per Class A Equivalent common share (1)	$0.18	$0.11	$0.41	$0.52

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.17	$0.10	$0.40	$0.49

Weighted-average Class A equivalent common share outstanding (1)	11,840,713	11,985,488	11,873,045	11,776,015

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	12,287,809	12,532,331	12,295,620	12,373,364

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net earnings	$2,137,822	$1,266,491	$4,900,733	$6,099,002
Other comprehensive income:
Net unrealized gains (losses) on derivative instruments	(429,209)	(982,064)	333,725	(799,028)
Net unrealized gains (losses) on available for sale securities	(235,888)	44,199	(75,822)	177,141
Other comprehensive income	(665,097)	(937,865)	257,903	(621,887)
Comprehensive income	$1,472,725	$328,626	$5,158,636	$5,477,115

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2012	$21,687,152	$2,194,820	$21,262,140	$1,934,359	$35,114,072	$(2,380,434)	$79,812,109

Net earnings	-	-	-	-	6,099,002	-	6,099,002
Other comprehensive income	-	-	-	(621,887)	-	-	(621,887)
Grant of stock options	-	-	66,711	-	-	-	66,711
Exercise of stock options	714,572	422,422	(344,545)	-	-	(543,334)	249,115
Sale of treasury stock	-	-	321,824	-	-	195,120	516,944
Stock Dividends	(200)	-	(526)	-	726	-	-
Conversion Class C to Class A	83,246	(83,245)	(1)	-	-	-	-
Balance at September 30, 2013	$22,484,770	$2,533,997	$21,305,603	$1,312,472	$41,213,800	$(2,728,648)	$86,121,994

Balance at December 31, 2013	$23,614,574	$2,660,382	$23,215,875	$1,218,396	$39,666,587	$(2,624,625)	$87,751,189

Net earnings	-	-	-	-	4,900,733	-	4,900,733
Other comprehensive income	-	-	-	257,903	-	-	257,903
Grant of stock options	-	-	237,398	-	-	-	237,398
Reverse stock split true up	-	30	-	-	(30)	-	-
Exercise of stock options	80,936	-	(22,864)	-	-	-	58,072
Sale of treasury stock	-	-	240,501	-	-	395,994	636,495
Stock Dividends	3,446	(1)	4,910	-	(8,355)	-	-
Conversion Class C to Class A	2,772	(2,771)	(2)	-	-	-	(1)
Balance at September 30, 2014	$23,701,728	$2,657,640	$23,675,818	$1,476,299	$44,558,935	$(2,228,631)	$93,841,789

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2014	2013
Cash flows from operating activities:
Net cash provided by operating activities	$36,391,145	$43,181,923

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(1,089,843)	(22,178,297)
Calls and maturities - fixed maturity securities	8,930,341	6,684,365
Securities available for sale:
Purchase - equity securities	(4,859,850)	(2,347,616)
Sales - equity securities	2,679,292	3,127,298
Purchase of short-term investments	(15,166,706)	(16,369,471)
Sales of short-term investments	2,278,147	38,837,597
Purchases of restricted assets	(2,818,985)	(6,068,005)
Changes in assets for perpetual care trusts	(173,172)	(187,387)
Amount received for perpetual care trusts	97,207	89,235
Mortgage, policy, and other loans made	(212,307,189)	(118,810,066)
Payments received for mortgage, policy and other loans	177,332,341	99,118,375
Purchase of property and equipment	(1,093,783)	(2,717,237)
Disposal of property and equipment	-	350
Purchase of real estate	(10,484,664)	(27,222,603)
Sale of real estate	3,491,378	6,672,446
Cash received from reinsurance	13,553,864	-
Cash paid for purchase of subsidiaries, net of cash acquired	(3,000,000)	-
Net cash used in investing activities	(42,631,622)	(41,371,016)

Cash flows from financing activities:
Annuity contract receipts	7,735,783	7,102,573
Annuity contract withdrawals	(11,079,789)	(11,563,042)
Proceeds from stock options exercised	58,072	249,115
Repayment of bank loans on notes and contracts	(1,772,665)	(1,738,501)
Proceeds from borrowing on bank loans	5,646,518	4,789,916
Change in line of credit borrowings	-	1,391,796
Net cash used in financing activities	587,919	231,857

Net change in cash and cash equivalents	(5,652,558)	2,042,764

Cash and cash equivalents at beginning of period	38,203,164	33,494,284

Cash and cash equivalents at end of period	$32,550,606	$35,537,048

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$886,576	$2,884,297

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The Stockholder’s Equity section of the balance sheet has been updated to account for the 1 for 10 reverse stock split of the Class C common stock that was approved by the shareholders on July 2, 2014. The effective date of the reverse stock split was August 1, 2014.

2)         Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2014-11: "Transfers and Servicing (Topic 860) - Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures" – Issued in June 2014, ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The new authoritative guidance is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is prohibited. This new guidance is not expected to have a significant impact on the Company’s results of operations or financial position.

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

The Company has reviewed other recent accounting pronouncements and has determined that they will not impact the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

3)         Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of September 30, 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$1,875,494	$319,767	$-	$2,195,261
Obligations of states and political subdivisions	1,735,660	230,895	(5,449)	1,961,106
Corporate securities including public utilities	127,600,931	15,174,250	(257,852)	142,517,329
Mortgage-backed securities	3,716,520	278,741	(11,060)	3,984,201
Redeemable preferred stock	612,023	20,107	-	632,130
Total fixed maturity securities held to maturity	$135,540,628	$16,023,760	$(274,361)	$151,290,027

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$7,139,879	$237,186	$(651,089)	$6,725,976

Total equity securities available for sale at estimated fair value	$7,139,879	$237,186	$(651,089)	$6,725,976

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$51,600,930
Residential construction	29,632,638
Commercial	43,403,890
Less: Allowance for loan losses	(1,871,892)
Total mortgage loans on real estate and construction loans held for investment	$122,765,566

Real estate held for investment - net of depreciation	$105,643,820

Policy and other loans at amortized cost:
Policy loans	$7,294,962
Other loans	26,504,618
Less: Allowance for doubtful accounts	(583,498)

Total policy and other loans at amortized cost	$33,216,082

Short-term investments at amortized cost	$25,024,278

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

3)         Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities, which are carried at amortized cost, at September 30, 2014 and December 31, 2013. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At September 30, 2014
Obligations of states and political subdivisions	$-	0	$5,449	1	$5,449
Corporate securities including public utilities	35,539	11	222,312	14	257,851
Mortgage-backed securities	3,023	1	8,038	1	11,061
Redeemable preferred stock	-	0	-	0	-
Total unrealized losses	$38,562	12	$235,799	16	$274,361
Fair Value	$1,972,915		$3,685,263		$5,658,178

At December 31, 2013
Obligations of states and political subdivisions	$7,131	1	$2,273	1	$9,404
Corporate securities including public utilities	1,134,415	72	260,504	10	1,394,919
Mortgage-backed securities	3,109	1	8,242	1	11,351
Redeemable preferred stock	5,900	1	-	0	5,900
Total unrealized losses	$1,150,555	75	$271,019	12	$1,421,574
Fair Value	$22,002,277		$2,308,464		$24,310,741

As of September 30, 2014, the average market value of the related fixed maturities was 95.4% of amortized cost and the average market value was 94.5% of amortized cost as of December 31, 2013. During the three months ended September 30, 2014 and 2013 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $30,000 and $30,000, respectively, and for the nine months ended September 30, 2014 and 2013 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $90,000 and $90,000, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

3)         Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at September 30, 2014 and December 31, 2013. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available-for-sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At September 30, 2014
Industrial, miscellaneous and all other	$180,607	157	$470,482	26	$651,089
Total unrealized losses	$180,607	157	$470,482	26	$651,089
Fair Value	$2,012,391		$706,005		$2,718,396

At December 31, 2013
Industrial, miscellaneous and all other	$119,450	28	$405,936	28	$525,386
Total unrealized losses	$119,450	28	$405,936	28	$525,386
Fair Value	$993,612		$772,345		$1,765,957

As of September 30, 2014, the average market value of the equity securities available for sale was 80.7% of the original investment and the average market value was 77.1% of the original investment as of December 31, 2013. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During the three and nine months ended September 30, 2014 and 2013, there was no other than temporary decline in fair value.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

3)         Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2014	$499,659	$502,075
Due in 2015 through 2018	27,866,510	30,602,507
Due in 2019 through 2023	36,361,408	40,559,482
Due after 2023	66,484,508	75,009,632
Mortgage-backed securities	3,716,520	3,984,201
Redeemable preferred stock	612,023	632,130
Total held to maturity	$135,540,628	$151,290,027

The amortized cost and estimated fair value of available for sale securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in 2014	$-	$-
Due in 2015 through 2018	-	-
Due in 2019 through 2023	-	-
Due after 2023	-	-
Non-redeemable preferred stock	-	-
Common stock	7,139,879	6,725,976
Total available for sale	$7,139,879	$6,725,976

The Company’s realized gains and losses, other than temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Fixed maturity securities held to maturity:
Gross realized gains	$211,403	$60,330	$258,951	$75,734
Gross realized losses	(66,459)	(20,796)	(68,742)	(35,964)
Other than temporary impairments	(30,000)	(30,000)	(90,000)	(90,000)

Securities available for sale:
Gross realized gains	77,386	59,041	214,303	298,423
Gross realized losses	(27,651)	-	(38,918)	(2,678)
Other than temporary impairments	-	-	-	-

Other assets:
Gross realized gains	352,151	96,152	720,082	841,972
Gross realized losses	(116,920)	-	(116,921)	-
Other than temporary impairments	(353,776)	-	(353,776)	(115,922)
Total	$46,134	$164,727	$524,979	$971,565

The net carrying amount of held to maturity securities sold was $1,599,184 and $1,455,835 for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.  The net realized loss related to these sales was $60,169 and $-0- for the three months ended September 30, 2014 and 2013, respectively, and the net realized gain related to these sales was $18,051 and $11,009 for the nine months ended September 30, 2014 and 2013, respectively. Certain circumstances lead to these decisions to sell.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

3)        Investments (Continued)

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available for sale securities) at September 30, 2014, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Fixed maturity securities	$2,036,407	$2,131,804	$6,212,852	$6,141,648
Equity securities	73,110	53,123	163,109	157,612
Mortgage loans on real estate	2,216,711	1,151,536	5,605,882	3,189,020
Real estate	2,125,374	2,048,994	6,416,939	4,492,517
Policy and other loans	195,138	211,387	574,393	610,618
Short-term investments, principally gains on sale of mortgage loans and other	3,831,378	2,263,234	8,512,479	6,855,865
Gross investment income	10,478,118	7,860,078	27,485,654	21,447,280
Investment expenses	(2,286,156)	(2,606,031)	(6,943,905)	(6,166,172)
Net investment income	$8,191,962	$5,254,047	$20,541,749	$15,281,108

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $96,730 and $93,801 for the three months ended September 30, 2014 and 2013, respectively, and $268,729 and $259,810 for the nine months ended September 30, 2014 and 2013, respectively.

Net investment income on real estate consists primarily of rental revenue received under short-term leases.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,285,577 at September 30, 2014 and $9,215,222 at December 31, 2013. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from six months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At September 30, 2014, the Company had 39%, 22%, 13%, 10%, and 4% of its mortgage loans from borrowers located in the states of Utah, California, Texas, Florida, and Nevada, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $1,871,892 and $1,652,090 at September 30, 2014 and December 31, 2013, respectively.

The Company establishes a valuation allowance for credit losses in its portfolio.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

3)         Investments (Continued)

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
September 30, 2014
Allowance for credit losses:
Beginning balance - January 1, 2014	$187,129	$1,364,847	$100,114	$1,652,090
Charge-offs	-	(38,444)	-	(38,444)
Provision	-	258,246	-	258,246
Ending balance -September 30, 2014	$187,129	$1,584,649	$100,114	$1,871,892

Ending balance: individually evaluated for impairment	$-	$153,446	$-	$153,446

Ending balance: collectively evaluated for impairment	$187,129	$1,431,203	$100,114	$1,718,446

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$43,403,890	$51,600,930	$29,632,638	$124,637,458

Ending balance: individually evaluated for impairment	$-	$1,387,426	$-	$1,387,426

Ending balance: collectively evaluated for impairment	$43,403,890	$50,213,504	$29,632,638	$123,250,032

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

December 31, 2013
Allowance for credit losses:
Beginning balance - January 1, 2013	$-	$4,193,674	$46,187	$4,239,861
Charge-offs	-	(2,670,794)	(137,629)	(2,808,423)
Provision	187,129	(158,033)	191,556	220,652
Ending balance - December 31, 2013	$187,129	$1,364,847	$100,114	$1,652,090

Ending balance: individually evaluated for impairment	$-	$152,745	$-	$152,745

Ending balance: collectively evaluated for impairment	$187,129	$1,212,102	$100,114	$1,499,345

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$41,653,009	$49,868,486	$12,912,473	$104,433,968

Ending balance: individually evaluated for impairment	$-	$1,518,327	$-	$1,518,327

Ending balance: collectively evaluated for impairment	$41,653,009	$48,350,159	$12,912,473	$102,915,641

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

3)        Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented:

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
September 30, 2014
Commercial	$-	$-	$-	$-	$-	$43,403,890	$43,403,890	$(187,129)	$43,216,761
Residential	1,525,136	2,082,232	5,433,523	1,387,426	10,428,317	41,172,613	51,600,930	(1,584,649)	50,016,281
Residential Construction	-	-	64,895	-	64,895	29,567,743	29,632,638	(100,114)	29,532,524

Total	$1,525,136	$2,082,232	$5,498,418	$1,387,426	$10,493,212	$114,144,246	$124,637,458	$(1,871,892)	$122,765,566

December 31, 2013
Commercial	$-	$-	$-	$4,973,745	$4,973,745	$36,679,264	$41,653,009	$(187,129)	$41,465,880
Residential	1,646,953	1,604,847	5,867,501	1,518,327	10,637,628	39,230,858	49,868,486	(1,364,847)	48,503,639
Residential Construction	-	-	64,895	-	64,895	12,847,578	12,912,473	(100,114)	12,812,359

Total	$1,646,953	$1,604,847	$5,932,396	$6,492,072	$15,676,268	$88,757,700	$104,433,968	$(1,652,090)	$102,781,878

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2014
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	-	-	-	-	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,387,426	1,387,426	153,446	1,387,426	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	1,387,426	1,387,426	153,446	1,387,426	-
Residential construction	-	-	-	-	-

December 31, 2013
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	-	-	-	-	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,518,327	1,518,327	152,745	1,518,327	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	1,518,327	1,518,327	152,745	1,518,327	-
Residential construction	-	-	-	-	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

3)         Investments (Continued)

Credit Risk Profile Based on Performance Status

The Company’s mortgage loan portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days past due or on non-accrual status.

The Company’s performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	September 30, 2014	December 30, 2013	September 30, 2014	December 30, 2013	September 30, 2014	December 30, 2013	September 30, 2014	December 30, 2013

Performing	$43,403,890	$36,679,264	$44,779,981	$42,482,658	$29,567,743	$12,847,578	$117,751,614	$92,009,500
Nonperforming	-	4,973,745	6,820,949	7,385,828	64,895	64,895	6,885,844	12,424,468

Total	$43,403,890	$41,653,009	$51,600,930	$49,868,486	$29,632,638	$12,912,473	$124,637,458	$104,433,968

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the Company’s policy to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $522,000 and $678,000 as of September 30, 2014 and December 31, 2013, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status

	As of September 30, 2014	As of December 31, 2013
Commercial	$-	$4,973,745
Residential	6,820,949	7,385,828
Residential construction	64,895	64,895
Total	$6,885,844	$12,424,468

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

3) Investments (Continued)

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of September 30 2014	As of December 31 2013
Balance, beginning of period	$5,506,532	$6,035,295
Provisions for losses	2,006,876	1,846,285
Charge-offs	(700,228)	(2,375,048)
Balance, end of period	$6,813,180	$5,506,532

The Company believes the loan loss reserve represents probable loan losses incurred as of the balance sheet date. The loan loss reserve may not be adequate, however, for claims asserted by third party investors. Actual loan loss experience could change, in the near-term, from the established reserve based upon claims asserted by third party investors. SecurityNational Mortgage disagrees with the repurchase demands and notices of potential claims from third party investors. Futhermore, SecurityNational Mortgage believes there is potential to resolve the alleged claims by third party investors on acceptable terms. If SecurityNational Mortgage is unable to resolve such claims on acceptable terms, legal action may ensue. In the event of legal action by any third party investor, SecurityNational Mortgage believes it has significant defenses to any such action and intends to vigorously defend itself against such action.

4)         Stock-Based Compensation

The Company has three fixed option plans (the “2003 Plan”, the “2006 Plan” and the “2013 Plan”). Compensation expense for options issued of $108,872 and $4,122 has been recognized for these plans for the three months ended September 30, 2014 and 2013, respectively, and $237,398 and $66,711 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the total unrecognized compensation expense related to the options issued in July 2014 and December 2013 were $133,223 and $46,589, respectively, which are expected to be recognized over the vesting periods of one year.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

4)         Stock Based Compensation (Continued)

A summary of the status of the Company’s stock incentive plans as of September 30, 2014, and the changes during the nine months ended September 30, 2014, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	405,133	$2.41	508,657	$2.00
Granted	52,000	4.29	50,000	4.72
Exercised	(40,468)	1.66	-
Cancelled	(8,201)	2.29	-
Outstanding at September 30, 2014	408,464	$2.75	558,657	$2.00

As of September 30, 2014:
Options exercisable	334,869	$2.40	495,532	$1.92

As of September 30, 2014:
Available options for future grant	412,480		55,000

Weighted average contractual term of options
outstanding at September 30, 2014	7.01 years		2.57 years

Weighted average contractual term of options
exercisable at September 30, 2014	6.45 years		1.80 years

Aggregated intrinsic value of options
outstanding at September 30, 2014 (1)	$913,166		$1,524,902

Aggregated intrinsic value of options
exercisable at September 30, 2014 (1)	$869,804		$1,512,402

(1) The Company used a stock price of $4.97 as of September 30, 2014 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the nine months ended September 30, 2014 and 2013 was $133,141 and $2,170,468, respectively.

5)         Capital Stock

The Company has two classes of common stock with shares outstanding: Class A and Class C.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

6)         Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Numerator:
Net earnings	$2,137,822	$1,266,491	$4,900,733	$6,099,002
Denominator:
Basic weighted-average shares outstanding	11,840,713	11,985,488	11,873,045	11,776,015
Effect of dilutive securities:
Employee stock options	447,096	546,843	422,575	597,349

Diluted weighted-average shares outstanding	12,287,809	12,532,331	12,295,620	12,373,364

Basic net earnings per share	$0.18	$0.11	$0.41	$0.52

Diluted net earnings per share	$0.17	$0.10	$0.40	$0.49

Net earnings per share amounts have been adjusted for the effect of annual stock dividends. For the nine months ended September 30, 2014 and 2013, there were 56,912 and 5,250 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

7)         Business Segments (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Eliminations	Consolidated
For the Three Months Ended
September 30, 2014
Revenues from external customers	$21,552,754	$2,707,908	$37,465,130	$-	$61,725,792
Intersegment revenues	2,407,685	331,415	166,043	(2,905,143)	-
Segment profit before income taxes	1,986,732	(119,548)	1,509,956	-	3,377,140

For the Three Months Ended
September 30, 2013
Revenues from external customers	$17,341,200	$2,959,197	$30,252,394	$-	$50,552,791
Intersegment revenues	2,334,416	369,121	67,637	(2,771,174)	-
Segment profit before income taxes	1,102,552	12,757	848,975	-	1,964,284

For the nine Months Ended
September 30, 2014
Revenues from external customers	$59,836,068	$9,283,357	$97,071,373	$-	$166,190,798
Intersegment revenues	6,825,600	1,002,027	561,438	(8,389,065)	-
Segment profit before income taxes	4,833,627	232,141	2,664,456	-	7,730,224

Identifiable Assets	646,540,190	106,836,565	56,961,903	(149,825,928)	660,512,730
Goodwill	2,765,570	285,191	-	-	3,050,761

For the nine Months Ended
September 30, 2013
Revenues from external customers	$51,382,581	$9,319,788	$106,034,945	$-	$166,737,314
Intersegment revenues	7,427,209	1,084,627	192,402	(8,704,238)	-
Segment profit before income taxes	2,357,705	197,123	7,106,599	-	9,661,427

Identifiable Assets	584,851,564	111,152,568	59,582,138	(134,176,683)	621,409,587
Goodwill	391,848	285,191	-	-	677,039

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

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
September 30, 2014 (Unaudited)

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
September 30, 2014 (Unaudited)

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at September 30, 2014.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$6,725,976	$6,725,976	$-	$-
Total securities available for sale	$6,725,976	$6,725,976	$-	$-

Restricted assets of cemeteries and mortuaries	$701,543	$701,543	$-	$-
Cemetery perpetual care trust investments	678,433	678,433	-	-
Derivatives - interest rate lock commitments	2,181,504	-	-	2,181,504
Total assets accounted for at fair value on a recurring basis	$10,287,456	$8,105,952	$-	$2,181,504

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(46,854,900)	$-	$-	$(46,854,900)
Future policy benefits - annuities	(65,476,458)	-	-	(65,476,458)
Derivatives - bank loan interest rate swaps	(36,355)	-	-	(36,355)
- call options	(56,030)	(56,030)	-	-
- interest rate lock commitments	(168,460)	-	-	(168,460)
Total liabilities accounted for at fair value on a recurring basis	$(112,592,203)	$(56,030)	$-	$(112,536,173)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2013	$(48,000,668)	$(65,052,928)	$1,487,908	$(58,310)

Total gains (losses):

Included in earnings	1,145,768	(423,530)	-	-

Included in other comprehensive income (loss)	-	-	525,136	21,955

Balance - September 30, 2014	$(46,854,900)	$(65,476,458)	$2,013,044	$(36,355)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

8)        Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at September 30, 2014.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$2,582,672	-	-	$2,582,672
Real estate held for investment	9,499,648	-	-	9,499,648
Total assets accounted for at fair value on a nonrecurring basis	$12,082,320	$-	$-	$12,082,320

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2013.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$4,498,756	$4,498,756	$-	$-
Total securities available for sale	$4,498,756	$4,498,756	$-	$-

Restricted assets of cemeteries and mortuaries	$667,149	$667,149	$-	$-
Cemetery perpetual care trust investments	695,616	695,616	-	-
Derivatives - interest rate lock commitments	1,511,111	-	-	1,511,111
Total assets accounted for at fair value on a recurring basis	$7,372,632	$5,861,521	$-	$1,511,111
Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(48,000,668)	$-	$-	$(48,000,668)
Future policy benefits - annuities	(65,052,928)	-	-	(65,052,928)
Derivatives - bank loan interest rate swaps	(58,310)	-	-	(58,310)
- call options	(124,174)	(124,174)	-	-
- interest rate lock commitment	(23,203)	-	-	(23,203)
Total liabilities accounted for at fair value on a recurring basis	$(113,259,283)	$(124,174)	$-	$(113,135,109)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps
Balance - December 31, 2012	$(49,746,337)	$(65,171,687)	$2,961,465	$(93,572)
Total gains (losses):
Included in earnings	1,745,669	118,759	-	-
Included in other
comprehensive income	-	-	(1,473,557)	35,262
Balance - December 31, 2013	$(48,000,668)	$(65,052,928)	$1,487,908	$(58,310)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2014 and December 31, 2013. The estimated fair value amounts for September 30, 2014 and December 31, 2013 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of September 30, 2014:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans:
Residential	$50,016,281	$-	$-	$53,242,830	$53,242,830
Residential construction	29,532,524	-	-	29,532,524	29,532,524
Commercial	43,216,761	-	-	45,167,199	45,167,199
Mortgage loans, net	$122,765,566	$-	$-	$127,942,553	$127,942,553
Policy loans	7,294,962	-	-	7,294,962	7,294,962
Other loans	25,921,120	-	-	25,921,120	25,921,120
Short-term investments	25,024,278	-	-	25,024,278	25,024,278

Liabilities
Bank and other loans payable	$22,104,020	$-	$-	$22,104,020	$22,104,020

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

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

Residential – The estimated fair value of mortgage loans originated prior to 2013 is determined by estimating expected future cash flows of interest payments and discounting them using current interest rates from single family mortgages. The estimated fair value of mortgage loans originated in 2013 and 2014 is determined from pricing of similar loans that were sold in December 2013 and September 2014.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

9)  Allowance for Doubtful Accounts, Allowance for Loan Losses and Impaired Loans

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
September 30, 2014 (Unaudited)

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

The Company has adopted a strategy of selling “out of the money” call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option. The liability for call options is adjusted to fair value at each reporting date. The fair value of outstanding call options as of September 30, 2014 and December 31, 2013 was $56,030 and $124,174, respectively.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option. If the option expires unexercised, the Company recognizes a gain from the sale of the option and retains the underlying equity security.

The following table shows the fair value of derivatives as of September 30, 2014 and December 31, 2013.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$2,181,504	other assets	$1,511,111	Other liabilities	$168,460	Other liabilities	$23,203
Call Options	--	--	--	--	Other liabilities	56,030	Other liabilities	124,174
Interest rate swaps	--	--	--	--	Bank loans payable	36,355	Bank loans payable	58,310
Total		$2,181,504		$1,511,111		$260,845		$205,687

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain (Loss) Recognized in OCI		Net Amount Gain (Loss) Recognized in OCI
	Three Months Ended September 30		Nine Months Ended September 30
Derivative - Cash Flow Hedging Relationships:	2014	2013	2014	2013
Interest Rate Lock Commitments	$(713,276)	$(1,616,310)	$525,136	$(1,097,099)
Interest Rate Swaps	9,655	5,890	21,955	27,691
Sub Total	(703,621)	(1,610,420)	547,091	(1,069,408)
Tax Effect	(274,412)	(628,356)	213,366	(270,380)
Total	$(429,209)	$(982,064)	$333,725	$(799,028)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

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

Mortgage Loan Loss Settlements

Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended September 30, 2014 and 2013 were $1,063,000 and $434,000, respectively, and for the nine months ended September 30, 2014 and 2013, were $2,007,000 and $1,615,000 respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of September 30, 2014 and December 31, 2013, the balances were $6,813,000 and $5,507,000, respectively.

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

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser, including Wells Fargo Funding, and pay such amounts to Wells Fargo Funding. SecurityNational Mortgage is additionally required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 26 real estate properties with a total book value as of September 30, 2014 of $4,202,000.

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
September 30, 2014 (Unaudited)

11)       Reinsurance, Commitments and Contingencies (Continued)

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $6,802,000 as of September 30, 2014 to settle all such investor related claims. The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

SecurityNational Mortgage disagrees with the repurchase demands and notices of potential claims from third party investors. Furthermore, SecurityNational Mortgage believes there is potential to resolve the alleged claims by third party investors on acceptable terms. If SecurityNational Mortgage is unable to resolve such claims on acceptable terms, legal action may ensue. In the event of legal action by any third party investor, SecurityNational Mortgage believes it has significant defenses to any such action and intends to vigorously defend itself against such action.

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
September 30, 2014 (Unaudited)

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

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $-0-, respectively. Management cannot fully determine the total losses, however, because there could be potential claims for losses that have not yet been determined.  As of September 30, 2014, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

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
September 30, 2014 (Unaudited)

11)      Reinsurance, Commitments and Contingencies (Continued)

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

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of September 30, 2014, the Company’s commitments were $46,887,000 for these loans of which $29,633,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of September 30, 2014). Maturities range between six and twelve months.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

11)      Reinsurance, Commitments and Contingencies (Continued)

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

12)      Mortgage Servicing Rights

The following is a summary of the MSR activity for the periods presented.

	As of September 30 2014	As of December 31 2013
Amortized cost:
Balance before valuation allowance at beginning of year	$4,844,101	$2,797,470
MSRs proceeds from loan sales	2,582,672	2,494,254
Amortization	(521,704)	(447,623)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$6,905,069	$4,844,101

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$6,905,069	$4,844,101

Estimated fair value of MSRs at end of period	$7,278,193	$5,491,270

The Company reports these MSRs pursuant to the accounting policy discussed in Note 8.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

13)         Acquisitions (Continued)

Under the terms of the transaction, as set forth in the Unit Purchase Agreement dated June 4, 2014 (the “Purchase Agreement”), among the Company, SNFC Subsidiary, American Funeral Financial and Hypershop, the Company paid Hypershop purchase consideration equal to (i) $3,000,000 in cash, of which $175,000 was deposited into an interest bearing escrow account to be held for a period of twelve months from the closing date to pay off the indebtedness and other liabilities of American Funeral Financial, plus (ii) $12,011,183, representing the amount of the good standing receivables of American Funeral Financial, plus (iii) earn-out payments equal to .0042 of the aggregate amount of life insurance assignments funded by American Funeral Financial during the three year period following the closing date of the transaction. This earn-out liability was estimated to be $1,368,000. The purchase consideration was to be used to pay off the indebtedness that American Funeral Financial owed to Security Finance Corporation of Spartanburg, as well as to pay off all other indebtedness and liabilities of American Funeral Financial.

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
September 30, 2014 (Unaudited)

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

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisition of American Funeral Financial had occurred at the beginning of the three and nine month periods ended September 30, 2014 and 2013. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

	For the Three Months Ended September 30 (unaudited)		For the Nine Months Ended September 30 (unaudited)
	2014	2013	2014	2013
Total revenues	$61,725,792	$51,865,289	$168,522,777	$170,048,145
Net earnings	$2,137,822	$1,422,873	$5,142,490	$6,427,785
Net earnings per Class A equivalent common share	$0.18	$0.12	$0.43	$0.55
Net earnings per Class A equivalent common share assuming dilution	$0.17	$0.11	$0.42	$0.52

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

The following table shows the condensed financial results of the insurance operations for the three and nine months ended September 30, 2014 and 2013.  See Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2014	2013	% Increase (Decrease)	2014	2013	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$13,805	$12,594	10%	$40,269	$37,920	6%
Net investment income	6,600	4,019	64%	16,879	11,471	47%
Income from loan originations	1,060	388	173%	2,117	636	233%
Other	88	340	(74%)	571	1,356	(58%)
Total	$21,553	$17,341	24%	$59,836	$51,383	16%
Intersegment revenue	$2,408	$2,334	3%	$6,826	$7,427	(8%)
Earnings before income taxes	$1,987	$1,103	80%	$4,834	$2,358	105%

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in the three and nine months ended September 30, 2014 has increased due to an increase in net investment income, an increase in income from loan originations, and an increase in insurance premiums.

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

The following table shows the condensed financial results of the Cemetery and Mortuary operations for the three and nine months ended September 30, 2014 and 2013. See Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2014	2013	% Increase (Decrease)	2014	2013	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,179	$1,247	(5%)	$3,840	$3,913	(2%)
Cemetery revenues	1,427	1,731	(18%)	5,310	5,447	(3%)
Other	102	(19)	(637%)	133	(40)	(433%)
Total	$2,708	$2,959	(8%)	$9,283	$9,320	0%
Earnings before income taxes	$(120)	$13	(1023%)	$232	$197	18%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $229,000 and $263,000 for the three months ended September 30, 2014 and 2013, respectively, and $721,000 and $785,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

For the nine months ended September 30, 2014 and 2013, SecurityNational Mortgage originated and sold 7,981 loans ($1,498,053,000 total volume) and 9,064 loans ($1,692,112,000 total volume), respectively. For the nine months ended September 30, 2014, Green Street Mortgage originated and sold 17 loans ($3,946,000 total volume). Green Street Mortgage did not originate and sell any mortgage loans prior to November 2013.

The following table shows the condensed financial results of the mortgage operations for the three and nine months ended September 30, 2014 and 2013.  See Note 7 to the Condensed Consolidated Financial Statements.

	Three months ended September 30 (in thousands of dollars)			Nine months ended September 30 (in thousands of dollars)
	2014	2013	% Increase (Decrease)	2014	2013	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$31,060	$25,552	22%	$81,517	$86,523	(6%)
Secondary gains from investors	6,405	4,700	36%	15,554	19,511	(20%)
Total	$37,465	$30,252	24%	$97,071	$106,034	(8%)
Earnings before income taxes	$1,509	$849	78%	$2,664	$7,107	(63%)

The decrease in earnings for the nine months ended September 30, 2014 was due to lower secondary gains on mortgage loans sold to investors and the decline in refinance activity as a result of the increase in mortgage loan interest rates.

Mortgage Loan Loss Settlements

Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended September 30, 2014 and 2013 were $1,063,000 and $434,000, respectively, and for the nine months ended September 30, 2014 and 2013, were $2,007,000 and $1,615,000 respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of September 30, 2014 and December 31, 2013, the balances were $6,813,000 and $5,507,000, respectively.

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

SecurityNational Mortgage is also required under the settlement agreement to set aside 10 basis points (.0010) during the period from April 8, 2011 to March 31, 2017 from the purchase proceeds of any loans that it sells to any mortgage loan purchaser, including Wells Fargo Funding, and pay such amounts to Wells Fargo Funding. SecurityNational Mortgage is additionally required under the settlement agreement to set aside 50% from the net proceeds that it receives from any sale, liquidation or other transfer of certain real estate properties that it owns, after subtracting taxes, commissions, recording fees and other transaction costs.  These real estate properties consist of 26 real estate properties with a total book value as of September 30, 2014 of $4,202,000.

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

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $6,802,000 as of September 30, 2014 to settle all such investor related claims. The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

SecurityNational Mortgage disagrees with the repurchase demands and notices of potential claims from third party investors. Futhermore, SecurityNational Mortgage believes there is potential to resolve the alleged claims by third party investors on acceptable terms. If SecurityNational Mortgage is unable to resolve such claims on acceptable terms, legal action may ensue. In the event of legal action by any third party investor, SecurityNational Mortgage believes it has significant defenses to any such action and intends to vigorously defend itself against such action.

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

Mortgage Loan Loss Litigation

For a description of the litigation involving Security National Mortgage and Lehman Brothers and Aurora Loan Services, reference is to Part II, Item 1. Legal Proceedings.

Consolidation

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Total revenues increased by $11,173,000, or 22.1%, to $61,726,000 for the three months ended September 30, 2014, from $50,553,000 for the comparable period in 2013. Contributing to this increase in total revenues was a $7,338,000 increase in mortgage fee income, a $2,938,000 increase in net investment income, a $1,211,000 increase in insurance premiums and other considerations, a $235,000 increase in realized gains on investments and other assets, and a $202,000 increase in other revenues. This increase in total revenues was offset by a $397,000 decrease in net mortuary and cemetery sales, and a $354,000 increase in other than temporary impairments on investments.

Insurance premiums and other considerations increased by $1,211,000, or 9.6%, to $13,805,000 for the three months ended September 30, 2014, from $12,594,000 for the comparable period in 2013. This increase was primarily due to an increase in first year premiums as a result of increased insurance sales in the third quarter of 2014.

Net investment income increased by $2,938,000, or 55.9%, to $8,192,000 for the three months ended September 30, 2014, from $5,254,000 for the comparable period in 2013. This increase was primarily attributable to a $1,568,000 increase in short-term investment income, a $1,065,000 increase in mortgage loan interest, a $320,000 decrease in investment expenses, a $76,000 increase in rental income from real estate owned, and a $20,000 increase in equity securities income during the third quarter of 2014. This increase was partially offset by a $95,000 decrease in fixed maturity securities income, and a $16,000 decrease in policy loan income during the same period.

Net cemetery and mortuary sales decreased by $397,000, or 13.8%, to $2,490,000 for the three months ended September 30, 2014, from $2,887,000 for the comparable period in 2013. This decrease was primarily due to a decrease in at-need sales in both the cemetery and mortuary operations during the third quarter of 2014.

Realized gains on investments and other assets increased by $235,000, or 120.8%, to $430,000 in realized gains for the three months ended September 30, 2014, from $195,000 in realized gains for the comparable period in 2013. This increase in realized gains on investments and other assets was the result of a $139,000 increase in realized gains on other assets, and a $105,000 increase in realized gains on fixed maturity securities during the third quarter of 2014. This increase was partially offset by during the same period a $9,000 decrease in realized gains on securities available for sale.

Mortgage fee income increased by $7,338,000, or 25.4%, to $36,236,000 for the three months ended September 30, 2014, from $28,898,000 for the comparable period in 2013. This increase was primarily attributable to higher secondary gains from mortgage loans sold to investors and an increase in loans originated during the third quarter of 2014.

Other revenues increased by $202,000, or 26.8%, to $957,000 for the three months ended September 30, 2014, from $755,000 for the comparable period in 2013. This increase was due to an increase in mortgage servicing fees during the third quarter of 2014.

Total benefits and expenses were $58,349,000, or 94.5% of total revenues, for the three months ended September 30, 2014, as compared to $48,589,000, or 96.1% of total revenues, for the comparable period in 2013.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $771,000 or 6.5%, to $12,627,000 for the three months ended September 30, 2014, from $11,856,000 for the comparable period in 2013. This increase was primarily the result of a $498,000 increase in death benefits, a $198,000 increase in future policy benefits, and a $75,000 increase in surrender and other policy benefits during the third quarter 2014.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $675,000, or 57.3%, to $1,854,000 for the three months ended September 30, 2014, from $1,179,000 for the comparable period in 2013. This increase was primarily due to increased amortization of value of business acquired for new acquisitions and increased amortization for deferred policy costs due to an increased amount of insurance business terminating during the third quarter of 2014.

Selling, general and administrative expenses increased by $8,074,000, or 23.5%, to $42,494,000 for the three months ended September 30, 2014, from $34,420,000 for the comparable period in 2013. This increase was primarily the result of an increase in mortgage loan originations by SecurityNational Mortgage during the third quarter of 2014. Commissions increased by $2,773,000, salaries increased by $2,755,000, other expenses increased by $1,490,000, provision for loan losses increased by $668,000, and costs related to funding mortgage loans increased by $388,000 during the same period.

Interest expense increased by $287,000, or 43.1%, to $955,000 for the three months ended September 30, 2014, from $667,000 for the comparable period in 2013. This increase was primarily due to an increase in outstanding balances on warehouse lines of credit used to fund mortgage loans during the third quarter of 2014.

Cost of goods and services sold by the cemeteries and mortuaries decreased by $48,000, or 10.3%, to $418,000 for the three months ended September 30, 2014, from $466,000 for the comparable period in 2013. This decrease was primarily due to a decrease in cemetery and mortuary sales during the third quarter of 2014.

Comprehensive income for the three months ended September 30, 2014 and 2013 amounted to gains of $1,473,000 and $329,000, respectively. This $1,144,000 increase in comprehensive income was primarily the result of an $871,000 increase in net income, and a $553,000 increase in derivatives related to mortgage loans during the third quarter of 2014, which were partially offset by a $280,000 decrease in unrealized gains in securities available for sale during the same period.

Nine months ended September 30, 2014 Compared to Nine months ended September 30, 2013

Total revenues decreased by $546,000, or 0.3%, to $166,191,000 for the nine months ended September 30, 2014, from $166,737,000 for the comparable period in 2013. Contributing to this decrease in total revenues was a $8,114,000 decrease in mortgage fee income, a $256,000 decrease in net mortuary and cemetery sales, a $238,000 increase in other than temporary impairments on investments, and a $209,000 decrease in realized gains on investments and other assets during the nine months ended September 30, 2014. This decrease in total revenues was partially offset by a $5,261,000 increase in net investment income, a $2,349,000 increase in insurance premiums and other considerations, and a $661,000 increase in other revenues during the same period.

Insurance premiums and other considerations increased by $2,349,000, or 6.2%, to $40,269,000 for the nine months ended September 30, 2014, from $37,920,000 for the comparable period in 2013. This increase was primarily due to an increase in first year premiums as a result of increased insurance sales during the nine months ended September 30, 2014.

Net investment income increased by $5,261,000, or 34.4%, to $20,542,000 for the nine months ended September 30, 2014, from $15,281,000 for the comparable period in 2013. This increase was primarily attributable to a $2,417,000 increase in mortgage loan interest, a $1,924,000 increase in rental income from real estate owned, a $1,657,000 increase in short-term investment income, a $71,000 increase in fixed maturity securities income, and a $6,000 increase in equity securities income during the nine months ended September 30, 2014. This increase was partially offset by a $778,000 increase in investment expenses, and a $36,000 decrease in policy loan income during the same period.

Net cemetery and mortuary sales decreased by $256,000, or 2.8%, to $8,768,000 for the nine months ended September 30, 2014, from $9,024,000 for the comparable period in 2013. This decrease was primarily due to a decrease in at-need sales in both the cemetery and mortuary operations during the nine months ended September 30, 2014.

Realized gains on investments and other assets decreased by $209,000, or 17.7%, to $968,000 in realized gains for the nine months ended September 30, 2014, from $1,177,000 in realized gains for the comparable period in 2013. This decrease in realized gains on investments and other assets was the result of a $239,000 decrease in realized gains on other assets, and a $120,000 decrease in realized gains on fixed maturity securities during the nine months ended September 30, 2014. This decrease was offset by a $150,000 increase in realized gains on securities available for sale during the same period.

Mortgage fee income decreased by $8,114,000, or 8.0%, to $93,546,000 for the nine months ended September 30, 2014, from $101,660,000 for the comparable period in 2013. This decrease was primarily attributable to lower secondary gains from mortgage loans sold to investors and the decline in refinance activity resulting from the increase in mortgage loan rates during the nine months ended September 30, 2014.

Other revenues increased by $661,000, or 35.2%, to $2,540,000 for the nine months ended September 30, 2014, from $1,879,000 for the comparable period in 2013. This increase was due to an increase in mortgage servicing fees.

Total benefits and expenses were $158,461,000, or 95.3% of total revenues, for the nine months ended September 30, 2014, as compared to $157,076,000, or 94.2% of total revenues, for the comparable period in 2013.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $723,000 or 2.0%, to $36,743,000 for the nine months ended September 30, 2014, from $36,020,000 for the comparable period in 2013. This increase was primarily the result of a $935,000 increase in death benefits during the nine months ended September 30, 2014. This increase was partially offset by a $211,000 decrease in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $987,000, or 26.2%, to $4,751,000 for the nine months ended September 30, 2014, from $3,764,000 for the comparable period in 2013. This increase was primarily due to increased amortization of value of business acquired for new acquisitions and increased amortization for deferred policy costs due to an increased amount of insurance business terminating during the nine months ended September 30, 2014.

Selling, general and administrative expenses decreased by $163,000, or 0.1%, to $113,308,000 for the nine months ended September 30, 2014, from $113,471,000 for the comparable period in 2013. This decrease was primarily the result of a decrease in mortgage loan originations by SecurityNational Mortgage, which was attributed to the decline in refinance activity resulting from the increase in mortgage loan rates during the nine month period ended September 30, 2014. Commissions decreased by $8,929,000, and costs related to funding mortgage loans decreased by $49,000 during the same period. This decrease was partially offset by increases in other expenses by $4,514,000, in salaries by $3,958,000 due to an increase in the number of employees, and in the provision for loan losses by $343,000 during the same period.

Interest expense decreased by $114,000, or 3.3%, to $2,238,000 for the nine months ended September 30, 2014, from $2,352,000 for the comparable period in 2013. This decrease was primarily due to reduction in outstanding balances on warehouse lines of credit used to fund mortgage loans during the nine month period ended September 30, 2014.

Cost of goods and services sold by the cemeteries and mortuaries decreased by $49,000, or 3.3%, to $1,420,000 for the nine months ended September 30, 2014, from $1,469,000 for the comparable period in 2013. This decrease was primarily due to a decrease in cemetery and mortuary sales, during the nine month period ended September 30, 2014.

Comprehensive income for the nine months ended September 30, 2014 and 2013 amounted to gains of $5,159,000 and $5,477,000, respectively. This $318,000 decrease in comprehensive income during the nine months ended September 30, 2014 was primarily the result of a $1,198,000 decrease in net income, and a $253,000 decrease in unrealized gains in securities available for sale, which were partially offset by a $1,133,000 increase in derivatives related to mortgage loans during the same period.

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

During the nine months ended September 30, 2014, the Company's operations provided cash of $36,391,000. This was due primarily to a $12,739,000 decrease in the balance of mortgage loans sold to investors and a $15,785,000 increase in future policy benefits. During the nine months ended September 30, 2013, the Company’s operations provided cash of $43,182,000. This was due primarily to an $18,648,000 decrease in the balance of mortgage loans sold to investors and a $14,925,000 increase in future policy benefits.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $134,929,000 as of September 30, 2014 compared to $142,854,000 as of December 31, 2013. This represents 34.1% and 37.1% of the total investments as of September 30, 2014 and December 31, 2013, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At September 30, 2014, 6.26%  (or $8,452,000) and at December 31, 2013, 4.6% (or $6,621,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which were considered non-investment grade.

The Company has classified its fixed income securities as held to maturity. Business conditions, however, may develop in the future that may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At September 30, 2014 and December 31, 2013, the life insurance subsidiary was in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank debt and notes payable was $115,982,000 as of September 30, 2014, as compared to $106,040,000 as of December 31, 2013. Stockholders’ equity as a percent of total capitalization was 80.9% and 82.8% as of September 30, 2014 and December 31, 2013, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2013 was 5.7% as compared to a rate of 6.0% for 2012. The 2014 lapse rate to date has been approximately the same as 2013.

At September 30, 2014, $34,450,000 of the Company’s consolidated stockholders’ equity represented the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to the Company, its parent company, without approval of state insurance regulatory authorities.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the Annual Report on Form 10-K filed for the year ended December 31, 2013.

Item 4.     Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $-0-, respectively. Management cannot fully determine the total losses, however, because there could be potential claims for losses that have not yet been determined.  As of September 30, 2014, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

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

Approval of Reverse Stock Split and Weighted Voting of Class C Common Stock

On July 2, 2014, the stockholders approved a 1-for-10 reverse stock split of the Company’s Class C common stock at the Annual Meeting of Stockholders.  Concurrently with the approval of the reverse stock split, the stockholders also approved amendments to Article V of the Company’s Articles of Incorporation to provide that each share of Class C common stock will have weighted voting of ten votes per share and that each share of Class C common stock may be converted into one share of Class A common stock.  The Board of Directors had previously approved the reverse stock split and weighted voting of Class C common stock.  Prior to the approval of the reverse stock split and weighted voting of Class C shares, the Company’s Articles of Incorporation provided that each share of Class C common stock had one vote per share and that Class C common shares were convertible into Class A common shares at a conversion ratio of ten shares of Class C common stock for one share of Class A common stock.

The Board of Directors believes the 1-for-10 reverse stock split and the weighted voting of the shares of Class C common stock are in the Company’s best interest.  The Company’s per share net income or loss and net book value have often been misreported and understated by the financial community due to a misunderstanding of the conversion and other rights of the Company’s Class C common stock.  As a result, the Company’s per share net income or loss and net book value have often been understated because the financial community would often convert Class C common shares to Class A common shares at a one-to-one conversion ratio rather than a ten-to-one ratio when reporting per share net income or loss and net book value.  The Company believes that the amendments to the Articles of Incorporation, which were approved by the Board of Directors and stockholders of the Company, will help correct this problem.

The reverse stock split and weighted voting of the Company's Class C common stock became effective on August 1, 2014, when the Articles of Restatement and Amendment to the Company's Articles of Incorporation were filed with the Utah Division of Corporations and Commercial Code. The reverse stock split will affect all of the holders of the Company's Class C common stock uniformly and will not affect any Class C stockholder's percentage ownership interest in the Company or proportionate voting power, except for insignificant changes that will result from the rounding up of fractional shares.  The reverse stock split will not impact the existing shares of Class A common stock.

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

(a)(3)           Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (3)

3.2	Amended Bylaws (5)

4.1	Specimen Class A Stock Certificate (1)

4.2	Specimen Class C Stock Certificate (1)

4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)

10.2	2003 Stock Option Plan (4)

10.3	2006 Director Stock Option Plan (8)

10.4	2013 Stock Option Plan (12)

10.5	2014 Director Stock Option Plan (14)

10.6	Deferred Compensation Plan (2)

10.7	Employment agreement with J. Lynn Beckstead, Jr. (6)

10.8	Employment agreement with Scott M. Quist (7)

10.9	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (9)

10.10	Coinsurance Agreement between Security National Life Insurance Company and Mothe Life Insurance Company (10)

10.11	Certificate and Agreement of Contribution to Surplus between Security National Financial Corporation and Security National Life Insurance Company (10)

10.12	Agreement and Plan of Reorganization among Security National Financial Corporation and certain subsidiaries (11)

10.13	Purchase Agreement among Security National Financial Corporation, SNFC Subsidiary, LLC, American Funeral Financial, LLC, and Hypershop, LLC (13)

21	Subsidiaries of the Registrant

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

(14) Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 2, 2014, relating to the Company’s Annual Meeting of Stockholders

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: November 14, 2014	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2014	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)