Form 10-K
period 2014-12-31
SECURITY NATIONAL FINANCIAL CORP
filed 2015-03-31
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

Commission file number 000-09341

SECURITY NATIONAL FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UTAH	87-0345941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5300 South 360 West, Suite 250 Salt Lake City, Utah	84123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(801) 264-1060

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Class A common stock, $2.00 Par Value	Nasdaq National Market
Class C common stock, $2.00 Par Value	None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2014, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was $18,028,000 based on the $4.07 closing sale price of the Class A common stock as reported on The Nasdaq National Market.

As of March 25, 2015, there were outstanding 12,460,013 shares of Class A common stock, $2.00 par value per share, and 1,393,538 shares of Class C common stock, $2.00 par value per share.

Documents Incorporated by Reference

None.

Security National Financial Corporation
Form 10-K
For the Fiscal Year Ended December 31, 2014

Item 1.  Business

Security National Financial Corporation (the “Company”) operates in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products, and accident and health insurance. These products are marketed in 38 states through a commissioned sales force of independent licensed insurance agents who may also sell insurance products of other companies. The cemetery and mortuary segment of the Company consists of seven mortuaries and five cemeteries in the state of Utah and one cemetery in the state of California. The Company also engages in pre-need selling of funeral, cemetery, mortuary and cremation services through its Utah and California operations. Many of the insurance agents also sell pre-need funeral, cemetery and cremation services. The mortgage loan segment originates and underwrites or otherwise purchases residential and commercial loans for new construction, existing homes and real estate projects. The mortgage loan segment operates through 123 wholesale and retail offices in 23 states, and is an approved mortgage lender in several other states.

The Company’s design and structure are that each business segment is related to the other business segments and contributes to the profitability of the other segments. Because of the Company’s cemetery and mortuary operations in Utah and California, the Company enjoys a level of public awareness that assists in the sales and marketing of insurance and pre-need cemetery and funeral products. The Company’s insurance subsidiaries invest their assets (including, in part, pre-paid funeral products and services) in investments authorized by the respective insurance departments of their states of domicile. The Company also pursues growth through acquisitions. The Company’s acquisition business strategy is based on reducing the overhead cost of the acquired company by utilizing the Company’s existing personnel, management, and technology while still providing quality service to customers and policyholders.

The Company was organized as a holding company in 1979, when Security National Life Insurance Company (“Security National Life”) became a wholly owned subsidiary of the Company and the former stockholders of Security National Life became stockholders of the Company. Security National Life was formed in 1965 and has acquired or purchased significant blocks of business which include Capital Investors Life Insurance Company (1994), Civil Service Employees Life Insurance Company (1995), Southern Security Life Insurance Company of Florida (1998), Menlo Life Insurance Company (1999), Acadian Life Insurance Company (2002), Paramount Security Life Insurance Company (2004), Memorial Insurance Company of America (2005), Capital Reserve Life Insurance Company (2007), Southern Security Life Insurance Company of Mississippi (2008), North America Life Insurance Company (2011), Trans-Western Life Insurance Company (2012), Mothe Life Insurance Company (2012) and DLE Life Insurance Company (2012).

The cemetery and mortuary operations have also grown through the acquisition of other cemetery and mortuary companies. The cemetery and mortuary companies that the Company has acquired and still owns Holladay Memorial Park, Inc. (1991), Cottonwood Mortuary, Inc. (1991) and Deseret Memorial, Inc. (1991).

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

Life Insurance

Products

The Company, through Security National Life, issues and distributes selected lines of life insurance and annuities. The Company’s life insurance business includes funeral plans and interest-sensitive life insurance, as well as other traditional life, accident and health insurance products. The Company places specific marketing emphasis on funeral plans through pre-need planning. The Company’s other insurance subsidiaries, Memorial Insurance Company of America (“Memorial Insurance Company”), Southern Security Life Insurance Company of Mississippi (“Southern Security”) and Trans-Western Life Insurance Company (“Trans-Western”), service and maintain policies that were purchased prior to their acquisition by Security National Life.

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

Markets and Distribution

The Company is licensed to sell insurance in 38 states. The Company, in marketing its life insurance products, seeks to locate, develop and service specific niche markets. The Company’s funeral plan policies are sold primarily to persons who range in age from 45 to 85and have low to moderate income.

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

In marketing funeral plan insurance, the Company also seeks and obtains third-party endorsements from other cemeteries and mortuaries within its marketing areas. Typically, these cemeteries and mortuaries will provide letters of endorsement and may share in mailing and other lead-generating costs since these businesses are usually made the beneficiary of the policy. The following table summarizes the life insurance business for the five years ended December 31, 2014:

	2014	2013	2012		2011		2010
Life Insurance	497,933	498,228	502,978		414,411		398,774
Policy/Cert Count as of December 31				(2)		(1)
Insurance in force as of December 31 (omitted 000)	$2,763,496	$2,828,470	$2,913,419	(2)	$2,969,648	(1)	$3,003,622
Premiums Collected (omitted 000)	$52,418	$50,009	$48,168		$47,982	(1)	$38,579

(1)	Includes the assumption reinsurance of North America Life Insurance Company.
(2)	Includes coinsurance with Mothe Life Insurance Company and DLE Life Insurance Company.

  Underwriting

The factors considered in evaluating an application for ordinary life insurance coverage can include the applicant’s age, occupation, general health and medical history. Upon receipt of a satisfactory (non-funeral plan insurance) application, which contains pertinent medical questions, the Company issues insurance based upon its medical limits and requirements subject to the following general non-medical limits:

Age Nearest	Non-Medical
Birthday	Limits
0-50	$100,000
51-up	Medical information required (APS or exam)

When underwriting life insurance, the Company will sometimes issue policies with higher premium rates for substandard risks.

The Company’s funeral plan insurance is written on a simplified medical application with underwriting requirements being a completed application, a phone inspection on the applicant, and a Medical Information Bureau inquiry. There are several underwriting classes in which an applicant can be placed.

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

Markets and Distribution

The general market for the Company’s annuities is middle to older age individuals who wish to save or invest their money in a tax-deferred environment. The major source of annuity considerations comes from direct agents. Annuities are also sold in conjunction with other insurance sales. If an individual does not qualify for a funeral plan due to health considerations, the agent will often sell that individual an annuity to fund those final expenses.

The following table summarizes the annuity business for the five years ended December 31, 2014:

	2014	2013	2012	2011		2010
Annuities Policy/Cert Count as of December 31	12,701	12,703	12,320	11,313	(1)	12,344
Deposits Collected (omitted 000)	$8,010	$7,281	$6,777	$5,757	(1)	$6,166

(1)	Includes the assumption reinsurance of North America Life Insurance Company.

Accident and Health

  Products

With the acquisition of Capital Investors in 1994, the Company acquired a block of accident and health policies that pay limited benefits to policyholders. The Company currently offers low-cost comprehensive diver’s accident policies that provide worldwide coverage for medical expense reimbursement in the event of diving accidents.

  Markets and Distribution

The Company markets its diver’s accident policies through the internet.

The following table summarizes the accident and health insurance business for the five years ended December 31, 2014:

	2014	2013	2012	2011	2010
Accident and Health Policy/Cert Count as of December 31	5,838	6,451	7,291	8,268	9,269
Premiums Collected (omitted 000)	$133	$144	$158	$175	$203

Reinsurance

The primary purpose of reinsurance is to enable an insurance company to write issue an insurance policy in an amount larger than the risk the Company is willing to assume for itself. The Company remains obligated for the amounts reinsured (ceded) in the event the reinsurers do not meet their obligations.

The Company currently cedes and assumes certain risks with various authorized unaffiliated reinsurers pursuant to reinsurance treaties, which are generally renewed annually. The premiums paid by the Company are based on a number of factors, primarily including the age of the insured and the risk ceded to the reinsurer.

The Company’s policy is to retain no more than $100,000 of ordinary insurance per insured life, with the excess risk being reinsured. The total amount of life insurance reinsured by other companies as of December 31, 2014 was $67,761,000, which represents approximately 2.5% of the Company’s life insurance in force on that date.

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding reinsurance.

Investments

The investments that support the Company’s life insurance and annuity obligations are determined by the investment committees of the Company’s subsidiaries and ratified by the full Board of Directors of the respective subsidiaries. A significant portion of the Company’s investments must meet statutory requirements governing the nature and quality of permitted investments by its insurance subsidiaries. The Company maintains a diversified portfolio consisting of common stocks, preferred stocks, municipal bonds, investment and non-investment grade bonds, mortgage loans, real estate, short-term investments and other securities and investments.

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Notes to Consolidated Financial Statements” for additional disclosure and discussion regarding investments.

Cemetery and Mortuary

  Products

The Company currently operates six cemeteries and seven mortuaries. Through its cemetery and mortuary operations, the Company markets a variety of products and services both on a pre-need basis (prior to death) and an at-need basis (at the time of death). The products include: plots, interment vaults, mausoleum crypts, markers, caskets, flowers and other death care related products. These services include: professional services of funeral directors, opening and closing of graves, use of chapels and viewing rooms, and use of automobiles and clothing. The Company has a mortuary at each of its cemeteries, other than Holladay Memorial Park and Singing Hills Memorial Park, and has three separate stand-alone mortuary facilities.

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

Security National Life originates commercial real estate loans, residential construction loans and land development loans for internal investment.

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

Recent Acquisitions and Other Business Activities

Reinsurance Agreement with American Republic Insurance Company

On February 11, 2015, the Company signed a coinsurance agreement to reinsure certain life insurance policies from American Republic Insurance Company (“American Republic”).  The policies were previously reinsured by North America Life under a coinsurance agreement between World Insurance Company (“World Insurance”) and North America Life entered into on July 22, 2009, which was commuted.  World Insurance was subsequently purchased by and merged into American Republic.  The current coinsurance agreement is between the Company and American Republic and became effective on January 1, 2015.  As part of the coinsurance agreement, American Republic transferred all contractual obligations and risks to the Company, and the Company took control of $15,004,771 of assets in a trust account held by Texas Capital Bank as the trustee.

   Reinsurance Agreement with LJA Insurance Company

On December 19, 2014, the Company entered into a Coinsurance Funds Withheld Reinsurance Agreement with LJA Insurance Company (“LJA Insurance”), a Republic of the Marshall Islands domiciled insurance company. This agreement was effective November 1, 2014. Under the terms of the funds withheld agreement, the Company ceded to LJA Insurance 100% of three blocks of deferred annuities in the amount of $4,337,000 and retained the assets and recorded a funds held under coinsurance liability for the same amount. LJA Insurance agreed to pay the Company an initial ceding commission of $60,000 and an asset management fee of $16,000 per quarter to administer the policies. The Company will also receive a 90% experience refund for any profits from the business. The Company has the right to recapture the business by giving LJA Insurance 90 days written notice, or it may be terminated by mutual consent of both parties.

   Sale of Paradise Chapel Funeral Home, Inc.

On December 8, 2014, the Company and its subsidiaries, Paradise Sunset Chapel Funeral Home, Inc. (“Paradise Sunset Chapel”), and Security National Life completed an asset sales transaction with 40th Street Developers, LLC (“40th Street”), to sell certain real estate.   Under the terms of the asset purchase agreement among Paradise Sunset Chapel, Security National Life and 40th Street, 40th Street paid $1,505,000 at closing to Paradise Sunset Chapel and Security National Life.

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

The uncollected good standing receivables payment is to be paid to the Company within 15 days from Hypershop’s receipt of the uncollected receivable notice from the Company through reduction of funds in the escrow account until the escrow amount has been reduced to zero or fully disbursed, and if the escrow amount is insufficient, then payment is to be made by offsetting or crediting the amounts owed to the Company from the earn-out payments owed to Hypershop until the Company  has received full payment of the amount equal to the uncollected receivables payment.  The Company, SNFC Subsidiary, Hypershop and American Funeral agree that if the escrow amount and the offsets against earn-out payments are insufficient to pay the amount of the uncollected good standing receivables and the outstanding indebtedness and other liabilities of American Funeral Financial as of the closing date, then the Company has no further recourse against Hypershop, and Hypershop has no further obligation or liability to the Company.

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

With regard to the Escrow Account, the Company and Hypershop entered into an agreement on January 21, 2015 to memorialize how the funds in the Escrow Account were to be distributed under the terms of the Purchase Agreement. The Company and Hypershop each agreed that the $175,000 in funds which were deposited into the Escrow Account at the closing of the purchase transaction pursuant to the terms of the Purchase Agreement were allocated between said parties as follows: The Company - $66,221 and Hypershop - $108,779. The Company and Hypershop also agreed to distribute the accrued interest on the funds that were deposited into the Escrow Account to Hypershop. The Escrow Agent distributed the funds from the Escrow Account per this agreement.

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

The Company’s life insurance subsidiaries are currently subject to regulation in Utah, Arkansas, Mississippi and Texas under insurance holding company legislation, and other states where applicable. Generally, intercompany transfers of assets and dividend payments from insurance subsidiaries are subject to prior notice of approval from the state insurance department, if they are deemed “extraordinary” under these statutes. The insurance subsidiaries are required, under state insurance laws, to file detailed annual reports with the supervisory agencies in each of the states in which they do business. Their business and accounts are also subject to examination by these agencies. The Texas Department of Banking also audits Pre-Need Insurance policies that are issued in the state of Texas.  Pre-need policies are life and annuity products sold as the funding mechanism for funeral plans through funeral homes by security National agents.  The Company is required to send the Texas Department of Banking an annual report that summarizes the number of policies in force and  the face amount or death benefit for each policy.  This annual report also indicates  the number of new policies issued for that year, all death claims paid that year, and all premiums received.

The Company’s cemetery and mortuary subsidiaries are subject to the Federal Trade Commission’s comprehensive funeral industry rules and to state regulations in the various states where such operations are domiciled. The morticians must be licensed by the respective state in which they provide their services. Similarly, the mortuaries and cemeteries are governed and licensed by state statutes and city ordinances in Utah and California. Reports are required to be kept on file on a yearly basis which include financial information concerning the number of spaces sold and, where applicable, funds provided to the Endowment Care Trust Fund. Licenses are issued annually on the basis of such reports. The cemeteries maintain city or county licenses where they conduct business.

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

Income Taxes

The Company’s insurance subsidiary, Security National Life, is taxed under the Life Insurance Company Tax Act of 1984. Under the act, life insurance companies are taxed at standard corporate rates on life insurance company taxable income. Life insurance company taxable income is gross income less general business deductions, reserves for future policyholder benefits (with modifications), and a small life insurance company deduction (up to 60% of life insurance company taxable income). The Company may be subject to the corporate Alternative Minimum Tax (AMT). The exposure to AMT is primarily a result of the small life insurance company deduction. Also, under the Tax Reform Act of 1986, distributions in excess of stockholders’ surplus account or a significant decrease in life reserves will result in taxable income.

Security National Life last received the benefit of the small life insurance company deduction in 2011. In order to qualify for the small company deduction, the combined tax assets of the Company must be less than $500,000,000 and the taxable income of the life insurance companies must be less than $3,000,000 on a tax accounting basis. To the extent that the net income limitation is exceeded, the small life insurance company deduction is phased out over the next $12,000,000 of life insurance company taxable income. The combined tax assets of the Company exceeded $500,000,000 as of December 31, 2014.

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

The cemetery and mortuary industry is also highly competitive. In the Salt Lake City and San Diego areas where the Company competes, there are a number of cemeteries and mortuaries which have longer business histories, more established positions in the community, and stronger financial positions than the Company. In addition, some of the cemeteries with which the Company must compete for sales are owned by municipalities and, as a result, can offer lower prices than can the Company. The Company bears the cost of a pre-need sales program that is not incurred by those competitors which do not have a pre-need sales force. The Company believes that its products and prices are generally competitive with those in the industry.

The mortgage industry is highly competitive with a large number of mortgage companies and banks in the same geographic area in which the Company is operating. The mortgage industry in general is sensitive to changes in interest rates and the refinancing market is particularly vulnerable to changes in interest rates.

Employees

As of December 31, 2014, the Company had 1,090 full-time and 390 part-time employees.

Item 2.  Properties

The following table sets forth the location of the Company’s office facilities and certain other information relating to these properties.

Street	City	State	Function	Owned Leased	Approximate Square Footage	Lease Amount			Expiration
5300 South 360 West	Salt Lake City	UT	Corporate Headquarters	Owned	30,317	$485,071	/	yr	month to month
5201 Green Street	Salt Lake City	UT	Mortgage Operations	Owned	10,990	$13,252	/	mo	month to month
3935 I-55 South, Frontage Road	Jackson	MS	Insurance Operations	Owned	12,000	$84,000	/	yr	month to month
5239 Greenpine Drive	Murray	UT	Funeral Service Operations	Leased	1,642	$1,020	/	mo	month to month
497-A Sutton Bridge Road	Rainbow City	AL	Fast Funding Operations	Leased	5,500	$33,600	/	yr	6/30/2018
2567 Mall Road	Florence	AL	Mortgage Sales	Sub-Leased	1,600	$750	/	mo	month to month
5701 Talavi Blvd. #155	Glendale	AZ	Mortgage Sales	Leased	2,214	$4,358	/	mo	5/6/2015
2345 E. Thomas Road, Suite 400	Phoenix	AZ	Mortgage Sales	Leased	3,762	$4,232	/	mo	month to month
1701 N. Scottsdale Rd. Suite 125	Scottsdale	AZ	Mortgage Sales	Leased	3,140	$6,542	/	mo	month to month
900 East Hamilton Ave	Campbell	CA	Mortgage Sales	Leased	182	$1,409	/	mo	month to month
1900 Powell St #600-6011	Emeryville	CA	Mortgage Sales	Leased	100	$1,300	/	mo	10/31/2015
8505 Madison Avenue, #140	Fair Oaks	CA	Mortgage Sales	Leased	1,200	$2,160	/	mo	11/30/2016
3643 East 4th Street, Suite A	Long Beach	CA	Mortgage Sales	Leased	1,250	$2,060	/	mo	month to month
765 The City Drive #360	Orange	CA	Mortgage Sales	Leased	3,886	$7,772	/	mo	8/31/2017
3005 Douglas Boulevard #100	Roseville	CA	Mortgage Sales	Leased	3,722	$6,997	/	mo	4/14/2018
421 S. Cataract	San Dimas	CA	Mortgage Sales	Leased	6,200	$6,510	/	yr	month to month
817 N Broadway Ste E	Santa Ana	CA	Mortgage Sales	Leased	550	$1,000	/	mo	4/15/2015
7100 East Bellview Avenue #301	Greenwood Village	CO	Mortgage Sales	Leased	2,549	$3,717	/	mo	10/31/2016
7777 Glades Road, Suite #401A	Boca Raton	FL	Mortgage Sales	Leased	2,762	$7,875	/	mo	month to month
8191 College Parkway Suite 201	Ft Myers	FL	Mortgage Sales	Leased	1,704	$1,502	/	mo	10/31/2015
4575 Via Royal, #100	Ft Myers	FL	Mortgage Sales	Sub-Leased	2,631	$500	/	mo	month to month
1145 TownPark Avenue # 2215	Lake Mary	FL	Mortgage Sales	Leased	7,425	$13,922	/	mo	3/1/2020
7575 Dr. Phillips Blvd, Suite 270	Orlando	FL	Mortgage Sales	Leased	1,317	$2,571	/	mo	3/31/2018
11256 Boyette Rd	Riverview	FL	Mortgage Sales	Leased	120	$500	/	mo	month to month
200 9th Avenue N, Ste 200	Safety Harbor,	FL	Mortgage Sales	Leased	3,591	$85,266	/	yr	5/31/2015
15351 Amberly Drive	Tampa	FL	Mortgage Sales	Leased	153	$500	/	mo	month to month
14502 N Dale Mabry Highway	Tampa	FL	Mortgage Sales	Leased	250	$550		mo	3/31/2015
2445 Moon Rd#3	Grayson	GA	Mortgage Sales	Leased	1,800	$2,365	/	mo	month to month
841 Bishop Street #924	Honolulu	HI	Mortgage Sales	Leased	740	$2,263	/	mo	3/31/2015
733 Bishop Street #1880	Honolulu	HI	Mortgage Sales	Leased	2,812	$8,267	/	mo	month to month
28-2856 Onomea Place	Pepeekeo	HI	Mortgage Sales	Leased	120	$100	/	mo	month to month
3438 South 15 East, #100	Idaho Falls	ID	Mortgage Sales	Leased	1,401	$1,285	/	mo	1/31/2015
3999 E Overland Road	Meridian	ID	Mortgage Sales	Leased	1,266	$24,054	/	yr	11/30/2015
7227 W. Madison Avenue	Forest Park	IL	Mortgage Sales	Leased	1,800	$24,000	/	yr	month to month
6900 Houston Rd. #21 & 22	Florence	KY	Mortgage Sales	Leased	1,700	$1,900	/	mo	month to month
12910 Shelbyville RD	Louisville	KY	Mortgage Sales	Leased	100	$350	/	mo	month to month
910 Pierremont #410	Shreveport	LA	Mortgage Sales	Leased	174	$790	/	mo	month to month
1 Exchange Place	Worcester	MA	Mortgage Sales	Leased	475	$700	/	mo	8/31/2016
636 Trade Center Blvd	Chesterfield	MO	Mortgage Sales	Leased	1,800	$2,403	/	mo	2/28/2017
7802 Menaul Blvd NE	Albuquerque	NM	Mortgage Sales	Leased	3,780	$3,958	/	mo	month to month
2370 Corporate Circle, Suite 200	Henderson	NV	Mortgage Sales	Leased	7,741	$169,063	/	yr	12/1/2017
9330 W. Sahara Ave #270	Las Vegas	NV	Mortgage Sales	Leased	2,681	$3,887	/	mo	7/1/2015
6130 Elton Avenue, #223	Las Vegas	NV	Mortgage Sales	Leased	125	$400	/	mo	3/31/2015
3275 N Fort Apache Rd, Ste #150	Las Vegas	NV	Mortgage Sales	Leased	2,448	$2,448	/	mo	7/15/2015
3285 North Fort Apache Road	Las Vegas	NV	Mortgage Sales	Leased	1,000	$11,500	/	mo	month to month
6540 South Pecos Road, Building A, Suite 104	Las Vegas	NV	Mortgage Sales	Leased	2,802	$2,662	/	mo	month to month
4000 S. Eastern Avenue, Suite 310	Las Vegas	NV	Mortgage Sales	Leased	2,750	$52,800	/	yr	12/31/2019
3500 Lakeside Court #207	Reno	NV	Mortgage Sales	Leased	552	$550	/	mo	month to month
3743 Dixie Hwy,Suite B	Franklin	OH	Mortgage Sales	Leased	500	$400	/	mo	11/30/2015
2468 W New Orleans	Brokern Arrow	OK	Mortgage Sales	Leased	1,683	$1,896	/	mo	12/31/2019
3050 SE Division Street, Suite 245 (D Street Village)	Portland	OR	Mortgage Sales	Leased	1,078	$2,156	/	mo	10/31/2016
3311 NE MLK Jr Blvd # 203	Portland	OR	Mortgage Sales	Leased	1,400	$675	/	mo	month to month
10610 SE Washington	Portland	OR	Mortgage Sales	Leased	506	$1,000	/	mo	month to month
108 Central Avenue Ste 1	Goose Creek	SC	Mortgage Sales	Leased	1,071	$650	/	mo	month to month
11002 Kingston Pike # 204	Knoxville	TN	Mortgage Sales	Leased	1,093	$1,300	/	mo	5/31/2017
9737 Great Hills Trail, Suite 150	Austin	TX	Mortgage Sales	Leased	8,174	$53,536	/	mo	2/28/2017
12515-7 Research Blvd.	Austin	TX	Mortgage Sales	Leased	2,799	$4,082	/	mo	12/31/2018
13413 Galleria Circie, #120	Austin	TX	Mortgage Sales	Sub-Leased	400	$1,200	/	mo	6/30/2015
13413 Galleria Circie, #Q-180	Austin	TX	Mortgage Sales	Leased	1,851	$3,085	/	mo	12/31/2018
8700 Manchaca Road #603	Austin	TX	Mortgage Sales	Sub-Leased	1,000	$1,400	/	mo	month to month
1213 East Alton Gloor Blvd Suite H	Brownsville	TX	Mortgage Sales	Leased	1,000	$1,100	/	mo	9/30/2015
12201 Merit Drive, Suite 400	Dallas	TX	Mortgage Sales	Leased	3,047	$54,846	/	yr	7/31/2016

Item 2.  Properties (Continued)

Street	City	State	Function	Owned Leased	Approximate Square Footage	Lease Amount			Expiration
310 E. Rio Grande Street	Eagle Pass	TX	Mortgage Sales	Leased	150	$250	/	mo	month to month
11601 Pellicano Suite A-14&15	El Paso	TX	Mortgage Sales	Sub-Leased	2,160	$32,400	/	yr	month to month
5780 North Mesa Street	El Paso	TX	Mortgage Sales	Leased	1,532	$2,048	/	mo	6/30/2015
4936 Collinwood Sutie 110	Fort Worth	TX	Mortgage Sales	Leased	1,900	$34,200	/	yr	12/31/2016
30417 5th Street #B	Fulshear	TX	Mortgage Sales	Sub-Leased	1,000	$550	/	mo	month to month
116 West 8th Street, Unit 103	Georgetown	TX	Mortgage Sales	Leased	135	$325	/	mo	2/28/2015
2825 Wilcrest Drive, Ste 220	Houston	TX	Mortgage Sales	Leased	120	$400	/	mo	month to month
17000 El Camino Real #103D	Houston	TX	Mortgage Sales	Leased	750	$750	/	mo	month to month
17000 El Camino Real #103C	Houston	TX	Mortgage Sales	Leased	460	$588	/	mo	10/31/2015
17347 Village Green Drive-102A	Houston	TX	Mortgage Sales	Sub-Leased	3,000	$6,445	/	mo	month to month
10613 West Sam Houston Parkway North, STE 175	Houston	TX	Mortgage Sales	Leased	4,572	$11,049	/	mo	12/31/2018
7322 Southwest Freeway 1818	Houston	TX	Mortgage Sales	Sub-Leased	1,250	$1,875	/	mo	month to month
1848 Norwood Plaza #205	Hurst	TX	Mortgage Sales	Sub-Leased	455	$361	/	mo	month to month
24668 Kingsland Blvd	Katy	TX	Mortgage Sales	Leased	150	$400	/	mo	month to month
2877 Commercial Center Blvd	Katy	TX	Mortgage Sales	Leased	250	$2,000	/	mo	month to month
1202 Lakeway Drive, Suite 12	Lakeway	TX	Mortgage Sales	Leased	1,192	$2,000	/	mo	1/3/2017
7913 McPherson, #B	Laredo	TX	Mortgage Sales	Leased	1,200	$1,400	/	mo	5/31/2016
3027 Marina Bay Dr #110	League City	TX	Mortgage Sales	Leased	180	$740	/	mo	month to month
125 North Main Street	Mansfield	TX	Mortgage Sales	Sub-Leased	300	$200	/	mo	month to month
802 E. Expressway 83, #A	Pharr	TX	Mortgage Sales	Sub-Leased	1,000	$1,100	/	mo	month to month
811 S Central Expressway #550	Richardson	TX	Mortgage Sales	Sub-Leased	1,080	$1,053	/	mo	month to month
1 Chisholm Trail Road, Suite 210	Round Rock	TX	Mortgage Sales	Leased	3,402	$3,331	/	mo	10/31/2017
2526 North Loop 1604 West, Suite 210	San Antonio	TX	Mortgage Sales	Leased	4,959	$10,775	/	mo	8/31/2016
9901 I-H10 West #800	San Antonio	TX	Mortgage Sales	Leased	100	$2,620	/	mo	6/30/2015
19901 Southwest Freeway #108	Sugarland	TX	Mortgage Sales	Sub-Leased	500	$500	/	mo	month to month
52 Sugar Creek Center Blvd., #150	Sugarland	TX	Mortgage Sales	Leased	1,788	$3,497	/	mo	12/31/2019
602 S Main St #300	Weatherford	TX	Mortgage Sales	Sub-Leased	1,000	$1,200	/	mo	month to month
8505 Technology Forest Place, #304	Woodlands	TX	Mortgage Sales	Leased	100	$2,600	/	mo	5/30/2018
13997 Minuteman Drive Suite 250	Draper	UT	Mortgage Sales	Leased	3,206	$5,811	/	mo	9/30/2017
13997 Minuteman Drive Suite 100	Draper	UT	Mortgage Sales	Leased	5,492	$9,666	/	mo	9/30/2017
497 South Main	Ephraim	UT	Mortgage Sales	Leased	500	$765	/	mo	9/30/2015
288 SR 248, Suite 2A	Kamas	UT	Mortgage Sales	Leased	1,480	$2,350	/	mo	month to month
1558 N Woodland Park Drive #400	Layton	UT	Mortgage Sales	Leased	1,000	$2,500	/	mo	month to month
6965 South Union Park, Suites #100, #260, #300, #460, #470, & #480	Midvale	UT	Mortgage Sales	Leased	37,226	$74,098	/	mo	2/28/2018
6975 Union Park Avenue STE 420	Midvale	UT	Mortgage Sales	Leased	6,672	$12,500	/	mo	6/30/2019
5201 South Green street	Murray	UT	Mortgage Sales	Leased	10,990	$12,684	/	mo	6/30/2016
1443 West 800 North, Suite 201	Orem	UT	Mortgage Sales	Leased	3,129	$3,781	/	mo	7/31/2015
1245 Deer Valley Drive #3A	Park City	UT	Mortgage Sales	Leased	2,183	$4,548	/	mo	12/31/2017
465 North Main	Richfield	UT	Mortgage Sales	Leased	2,848	$1,600	/	mo	month to month
1864 West 12600 South	Riverton	UT	Mortgage Sales	Leased	277	$6,911	/	yr	month to month
1224 South River Road, Buiding E, Suites E3 & E4	Saint George	UT	Mortgage Sales	Leased	1,900	$1,710	/	mo	4/30/2016
307 West 200 South, Ste 5001	Salt Lake City	UT	Mortgage Sales	Leased	500	$500	/	mo	month to month
5993 S. Redwood Road	Salt Lake City	UT	Mortgage Sales	Leased	2,800	$2,624	/	mo	5/31/2015
9980 S 300 West #201	Sandy	UT	Mortgage Sales	Leased	100	$1,819	/	mo	month to month
9815 South Monroe Street, suite 206	Sandy	UT	Mortgage Sales	Leased	2,819	$5,286	/	mo	5/31/2018
1099 West South Jordan Parkway	South Jordan	UT	Mortgage Sales	Leased	3,329	$46,318	/	yr	month to month
10437 South 1300 West	South Jordan	UT	Mortgage Sales	Leased	4,000	$7,500	/	mo	9/30/2019
6575 So. Redwood Road	Taylorsville	UT	Mortgage Sales	Leased	3,323	$4,638	/	mo	8/31/2019
118 East Vine Street	Tooele	UT	Mortgage Sales	Leased	1,000	$800	/	mo	7/31/2017
108 South 500 West	Vernal	UT	Mortgage Sales	Leased	100	$1,350	/	mo	month to month
10655 NE 4th St # 800	Bellevue	WA	Mortgage Sales	Leased	2,263	$6,883	/	mo	8/31/2017
2100 124th Avenue NE Suite 100	Bellevue	WA	Mortgage Sales	Leased	2,406	$5,013	/	mo	10/31/2015
160 Cascade Place #221	Burlington	WA	Mortgage Sales	Leased	140	$330	/	mo	month to month
1604 Hewitt Ave, Suite 703	Everett	WA	Mortgage Sales	Leased	2,038	$4,650	/	mo	month to month
11232 120th Ave NE # 206	Kirkland	WA	Mortgage Sales	Leased	500	$350	/	mo	month to month
10524 Bridgeport Way SW	Lakewood	WA	Mortgage Sales	Leased	100	$750	/	mo	2/28/2015
19410 8th Avenue, Suite 103	Poulsbo	WA	Mortgage Sales	Sub-Leased	2,385	$3,578	/	mo	month to month
318 39th ST Ave SW, STE A	Puyallup	WA	Mortgage Sales	Leased	3,431	$5,289	/	mo	11/30/2017
535 Dock Street #103	Tacoma	WA	Mortgage Sales	Leased	1,950	$2,925	/	mo	6/30/2015
15640 NE Fourth Plain Blvd #220	Vancouver	WA	Mortgage Sales	Leased	120	$395	/	mo	7/31/2015

The Company believes the office facilities it occupies are in good operating condition and adequate for current operations. The company will enter into additional leases or modify existing leases to meet market demand.  Those leases will be month to month where possible.  As leases expire the Company will either renew or find comparable leases or acquire additional office space.

Item 2.  Properties (Continued)

The following table summarizes the location and acreage of the six Company owned cemeteries, each of which includes one or more mausoleums:

				Net Saleable Acreage
Name of Cemetery	Location	Date Acquired	Developed Acreage (1)	Total Acreage (1)	Acres Sold as Cemetery Spaces (2)	Total Available Acreage (1)
Memorial Estates, Inc.
Lakeview Cemetery	1640 East Lakeview Drive Bountiful, Utah	1973	7	40	6	34

Mountain View Cemetery (5)	3115 East 7800 South Salt Lake City, Utah	1973	17	54	16	38

Redwood Cemetery (4) (5)	6500 South Redwood Road West Jordan, Utah	1973	34	78	30	48

Deseret Memorial Inc. Lake Hills Cemetery (3)(6)
Lake Hills Cemetery (3)(6)	10055 South State Street Sandy, Utah	1991	9	28	4	24

Holladay Memorial Park, Inc.
Holladay Memorial Park (3)(4)	4900 South Memory Lane Holladay, Utah	1991	5	14	4	10

California Memorial Estate, Inc.
Singing Hills Memorial Park	2800 Dehesa Road El Cajon, California	1995	8	35	4	31

(1)	The acreage represents estimates of acres that are based upon survey reports, title reports, appraisal reports or the Company’s inspection of the cemeteries.
(2)	Includes spaces sold for cash and installment contract sales.
(3)
As of December 31, 2014, there were mortgages of approximately $467,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park, and Lake Hills Cemetery.

(4)	These cemeteries include two granite mausoleums.
(5)	The Company developed additional acreage at both Mountain View Cemetery and Redwood Cemetery in 2013 and plans to continue such development as needed.
(6)	In mid-October 2013, Deseret Mortuary sold to Dry Creek Development 13 Acres of unimproved land.

Item 2. Properties (Continued)

The following table summarizes the location, square footage and the number of viewing rooms and chapels of the seven Company owned mortuaries:

		Date	Viewing		Square
Name of Mortuary	Location	Acquired	Room(s)	Chapel(s)	Footage
Memorial Mortuary, Inc.
Memorial Mortuary	5850 South 900 East
	Murray, Utah	1973	3	1	20,000

Memorial Estates, Inc.
Redwood Mortuary(2)	6500 South Redwood Rd.
	West Jordan, Utah	1973	2	1	10,000

Mountain View Mortuary(2)	3115 East 7800 South
	Salt Lake City, Utah	1973	2	1	16,000

Lakeview Mortuary(2)	1640 East Lakeview Dr.
	Bountiful, Utah	1973	0	1	5,500

Deseret Memorial, Inc.
Deseret Mortuary(1)	36 East 700 South
	Salt Lake City, Utah	1991	2	2	36,300

Lakehills Mortuary(2)	10055 South State St.
	Sandy, Utah	1991	2	1	18,000

Cottonwood Mortuary, Inc.
Cottonwood Mortuary(1)(2)	4670 South Highland Dr.
	Holladay, Utah	1991	2	1	14,500

(1)
As of December 31, 2014, there were mortgages of approximately $467,000 collateralized by the property and facilities at Deseret Mortuary, Cottonwood Mortuary, Holladay Memorial Park and Lake Hills Cemetery.

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

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $-0-, respectively. Management cannot fully determine the total losses, however, because there could be potential claims for losses that have not yet been determined.  As of December 31, 2014, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

On May 11, 2011, SecurityNational Mortgage filed a complaint against Aurora Bank FSB, formerly known as Lehman Bank, and Aurora Loan Services in the United States District Court for the District of Utah because it had been unable to resolve certain issues under the Indemnification Agreement with Lehman Bank and Aurora Loan Services. The complaint alleges, among other claims, material breach of the Indemnification Agreement, including a claim that neither Lehman Bank nor Aurora Loan Services owned the mortgage loans that SecurityNational Mortgage sold so as to justify the amount of payments demanded from, and made by, SecurityNational Mortgage. As a result, SecurityNational Mortgage claims it is entitled to judgment of approximately $4,000,000 against Lehman Bank, as well as Aurora Loan Services to the extent of its involvement and complicity with Lehman Bank. The complaint also alleges a second claim for material breach of a section of the Indemnification Agreement that contains an alleged “sunset” provision and that the amount of the requested payments made was not justified under the “sunset” provision.

On June 8, 2011, Lehman Holdings, which had filed for bankruptcy in September 2008, filed a complaint against SecurityNational Mortgage in the United States District Court for the District of Utah. A subsidiary of Lehman Holdings owns Lehman Bank. The complaint alleges that SecurityNational Mortgage sold loans to Lehman Bank, which were then sold to Lehman Holdings. The complaint additionally alleges that Lehman Bank and Aurora Loan Services assigned their rights and remedies under the loan purchase agreement, as well as the Indemnification Agreement, to Lehman Holdings, which latter assignment purportedly took place on March 28, 2011. Lehman Holdings declared in a letter dated June 2, 2011 that the Indemnification Agreement was null and void except as to losses previously released and discharged, which is disputed by SecurityNational Mortgage.

Lehman Holdings’ alleged claims are for damages for breach of contract and breach of warranty pursuant to a loan purchase agreement and Seller’s Guide. Based on claiming that the Indemnification Agreement is null and void pursuant to its lawsuit, Lehman Holdings has initially claimed damages in excess of $5,000,000. Prior to declaring the Indemnification Agreement null and void, Lehman Holdings claimed in a then recent billing statement under the terms of the Indemnification Agreement, that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement. SecurityNational Mortgage strongly disagrees with the position of Lehman Holdings and, as set forth in its May 11, 2011 complaint, seeks affirmative relief of approximately $4,000,000 from Lehman Bank and Aurora Loan Services. Lehman Bank is a subsidiary of a company owned by Lehman Holdings, and Aurora Loan Services is a subsidiary of Lehman Bank.

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

On May 6, 2014, Judge Nuffer issued his summary of facts, conclusions of law and order granting SecurityNational Mortgage’s motion for summary judgment and denying the cross motion of Lehman Bank and Aurora Loan Services. On May 27, 2014, Lehman Bank and Aurora Loan Services filed a motion to reconsider Judge Nuffer’s summary judgment ruling. On June 2, 2014, a hearing was held before Judge Nuffer to determine the amount owing to SecurityNational Mortgage pursuant to the summary judgment ruling. On December 23, 2014, Judge Nuffer issued an order denying Lehman Bank’s and Aurora Loan Services’ motion for reconsideration of his summary judgment ruling in favor of SecurityNational Mortgage.

On December 24, 2014, Judge Nuffer issued an amended order granting SecurityNational Mortgage’s motion for summary judgment. The amended order provided that the amount of monies previously paid by SecurityNational Mortgage that were wrongfully applied by Lehman Bank to losses on loans actually owed by Lehman Holdings, as established at the June 2, 2014 hearing, was $3,892,974. The amended order also provided for prejudgment interest at 9% per annum to SecurityNational Mortgage. The total amount of prejudgment interest awarded is $1,674,240 through May 31, 2014, with a per diem of $960 for each day after May 31, 2014 until judgment. The court also commented that further replenishment of the indemnification fund under the Indemnification Agreement appears to be barred by language in the assignment effecting a waiver, but that this issue had not been briefed before the June 2, 2014 hearing. In addition, the court stated that the offset that Lehman Bank and Aurora Loan Services pled as an affirmative defense had not yet been adjudicated by the court. Finally, the court ordered the parties to meet and confer by January 16, 2015, and to file a motion to schedule the disposition of the remaining issues in the case. The motion is to clarify whether any issues other than the offset remain to be resolved.

On May 7, 2014, Judge Stewart issued an order for the parties to submit supplemental briefs as to the effect of Judge Nuffer’s summary judgment order on SecurityNational Mortgage’s motion for summary judgment in the Lehman Holdings case. The supplemental briefing was continued until January 16, 2015. Judge Stewart also granted leave for SecurityNational Mortgage to file an additional motion for summary judgment in the Lehman Holdings case on the basis that the claims of Lehman Holdings are barred by the statute of limitations.  The motion was also to be filed by January 16, 2015.  The August 11, 2014 trial setting before Judge Stewart in the Lehman Holdings case was stricken without providing a new trial date.

On January 16, 2015, SecurityNational Mortgage and Lehman Holdings filed briefs with Judge Stewart concerning the effect of the rulings in Judge Nuffer’s case on the case before Judge Stewart, and on the same date SecurityNational Mortgage filed a motion for summary judgment in the Lehman Holdings case based on the statute of limitations. A hearing concerning SecurityNational Mortgage’s summary judgment motion based on the statute of limitations is scheduled before Judge Stewart on April 14, 2015. On February 28, 2015, Lehman Bank and Aurora Loan Services filed a partial summary judgment motion before Judge Nuffer asserting that the Indemnification Agreement security fund should be replenished, and for a right to offset alleged losses of approximately $8.6 million, based on more than 100 loans retained by Lehman Bank, against the amount owing to SecurityNational per Judge Nuffer’s summary judgment order. Lehman Bank and Aurora Loan Services asserts that another 124 loans are not analyzed yet for potential breaches.

SecurityNational Mortgage had until March 30, 2015 to respond to the motion of Lehman Bank and Aurora Loan Services, and to file a motion if so determined by SecurityNational Mortgage. SecurityNational Mortgage asserts that Lehman Bank and Aurora Loan Services have no rights to a replenishment of the Indemnification Agreement reserve account, or for any offset against the liability of Lehman Bank and Aurora Loan Services to SecurityNational Mortgage, including the assertion that Lehman Bank and Aurora Loan Services executed an assignment to Lehman Holdings containing a waiver and release of rights and remedies which affect the foregoing asserted replenishment and offset matters.  On March 30, 2015, SecurityNational Mortgage filed a response in opposition to the partial summary judgement motion of Lehman Bank and Aurora Loan Services and also filed its own partial summary judgment motion on the same issue against Lehman Bank and Aurora Loan Services.

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

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Security Holder Matters, and Issuer Purchases of Equity Securities

The Company’s Class A common stock trades on The Nasdaq National Market under the symbol “SNFCA.” Prior to August 13, 1987, there was no active public market for the Class A and Class C common stock. As of March 25, 2015, the closing sales price of the Class A common stock was $5.41 per share. The following were the high and low market closing sales prices for the Class A common stock by quarter as reported by Nasdaq since January 1, 2013:

	Price Range (1)
	High	Low
Period (Calendar Year)
2013
First Quarter	$13.09	$6.14
Second Quarter	$8.32	$5.37
Third Quarter	$6.03	$4.96
Fourth Quarter	$5.46	$4.16

2014
First Quarter	$4.56	$3.67
Second Quarter	$4.27	$3.53
Third Quarter	$4.73	$3.86
Fourth Quarter	$5.66	$4.45

2015
First Quarter (through March 25, 2015)	$6.24	$5.39

 (1) Sales prices have been adjusted retroactively for the effect of annual stock dividends.

The Class C common stock is not registered or traded on a national exchange. See Note 11 of the Notes to Consolidated Financial Statements.

The Company has never paid a cash dividend on its Class A or Class C common stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Class A or Class C common stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors may deem appropriate. A 5% stock dividend on Class A and Class C common stock has been paid each year from 1990 through 2014.

The graph below compares the cumulative total stockholder return of the Company’s Class A common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance Index for the period from December 31, 2010 through December 31, 2014. The graph assumes that the value of the investment in the Company’s Class A common stock and in each of the indexes was $100 at December 31, 2010 and that all dividends were reinvested.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company’s Class A common stock.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
SNFC	100	85	483	278	332
S & P 500	100	100	113	147	164
S & P Insurance	100	90	115	154	163

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

As of December 31, 2014, there were 3,606 record holders of Class A common stock and 85 record holders of Class C common stock.

Item 6.  Selected Financial Data - The Company and Subsidiaries (Consolidated)

The following selected financial data is for each of the five years ended December 31, 2014, and is derived from the audited consolidated financial statements. The data as of December 31, 2014 and 2013, and for the three years ended December 31, 2014, should be read in conjunction with the consolidated financial statements, related notes and other financial information.

Consolidated Statement of Earnings Data:

	Year Ended December 31
	2014	2013	2012(2)	2011(1)	2010
Revenue
Insurance premiums and other considerations	$53,009,000	$50,472,000	$48,216,000	$48,457,000	$38,509,000
Net investment income	28,304,000	20,354,000	21,916,000	18,570,000	18,262,000
Net mortuary and cemetery sales	11,426,000	12,000,000	10,865,000	10,761,000	11,520,000
Realized gains on investments	1,918,000	1,418,000	1,425,000	2,464,000	1,615,000
Other than temporary impairments	(164,000)	(336,000)	(1,208,000)	(841,000)	(674,000)
Mortgage fee income	128,697,000	128,801,000	151,887,000	79,046,000	97,697,000
Other	3,747,000	2,606,000	1,159,000	1,110,000	1,582,000
Total revenues	226,937,000	215,315,000	234,260,000	159,567,000	168,511,000

Expenses
Policyholder benefits	47,850,000	48,130,000	45,681,000	46,204,000	37,947,000

Amortization of deferred policy acquisition costs	6,893,000	5,182,000	5,450,000	5,769,000	4,431,000
Selling, general and administrative expenses	154,866,000	147,406,000	156,310,000	102,513,000	122,217,000
Interest expense	2,994,000	2,854,000	3,744,000	1,961,000	2,779,000

Cost of goods and services of the mortuaries and cemeteries	1,853,000	1,919,000	1,724,000	1,883,000	2,226,000
Total benefits and expenses	214,456,000	205,491,000	212,909,000	158,330,000	169,600,000
Earnings (loss) before income taxes	12,481,000	9,824,000	21,351,000	1,237,000	(1,089,000)
Income tax benefit (expense)	(4,726,000)	(2,238,000)	(4,639,000)	62,000	658,000
Net earnings (loss)	$7,755,000	$7,586,000	$16,712,000	$1,299,000	$(431,000)

Net earnings (loss) per common share (3)	$0.62	$0.61	$1.46	$0.12	$(0.04)
Weighted average outstanding common shares (3)	12,519,000	12,366,000	11,428,000	11,187,000	10,981,000
Net earnings (loss) per common share-assuming dilution (3)	$0.60	$0.58	$1.39	$0.11	$(0.04)
Weighted average outstanding common shares-assuming dilution (3)	12,928,000	12,982,000	12,027,000	11,306,000	10,981,000

Balance Sheet Data:

	December 31
	2014	2013	2012(2)	2011(1)	2010
Assets
Investments and restricted assets	$446,249,000	$391,523,000	$356,446,000	$337,625,000	$281,262,000
Cash	30,855,000	38,203,000	33,494,000	15,583,000	37,244,000
Receivables	82,079,000	88,832,000	111,157,000	87,252,000	71,035,000
Other assets	111,887,000	100,199,000	96,120,000	82,591,000	77,471,000
Total assets	$671,070,000	$618,757,000	$597,217,000	$523,051,000	$467,012,000

Liabilities
Policyholder benefits	$481,689,000	$457,304,000	$443,388,000	$388,538,000	$351,563,000
Bank & other loans payable	29,020,000	18,289,000	11,910,000	25,019,000	7,066,000
Cemetery & mortuary liabilities	13,242,000	13,176,000	13,412,000	13,140,000	13,192,000
Cemetery perpetual care obligation	3,407,000	3,266,000	3,153,000	2,983,000	2,854,000
Other liabilities	46,621,000	38,971,000	45,542,000	32,140,000	32,408,000
Total liabilities	573,979,000	531,006,000	517,405,000	461,820,000	407,083,000

Stockholders’ equity	97,091,000	87,751,000	79,812,000	61,231,000	59,929,000

Total liabilities and stockholders’ equity	$671,070,000	$618,757,000	$597,217,000	$523,051,000	$467,012,000

(1) Includes the assumption reinsurance of North America Life Insurance Company.
(2) Includes the coinsurance with Mothe Life Insurance Company and DLE Life Insurance Company.
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

Insurance Operations

The following table shows the financial results for the Company’s insurance operations for the years ended December 31, 2014, 2013 and 2012.  See Note 14 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2014	2013	2014 vs 2013 % Increase (Decrease)	2012	2013 vs 2012 % Increase (Decrease)
Revenues from external customers
Insurance premiums	$53,009	$50,472	5%	$48,216	5%
Net investment income	23,008	15,878	45%	16,617	(4%)
Revenues from loan originations	4,029	851	373%	1,334	(36%)
Other	1,727	1,604	8%	690	132%
Total	$81,773	$68,805	19%	$66,857	3%
Intersegment revenue	$6,128	$7,220	(15%)	$7,571	(5%)
Earnings before income taxes	$8,472	$2,868	195%	$4,591	(38%)

Intersegment revenues for the Company’s insurance operations are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in 2014 has increased due to increases in net investment income, increases in insurance premiums and increases in loan origination revenue.

Cemetery and Mortuary Operations

The following table shows the condensed financial results for the Company’s cemetery and mortuary operations for the years ended December 31, 2014, 2013 and 2012.  See Note 14 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2014	2013	2014 vs 2013 % Increase (Decrease)	2012	2013 vs 2012 % Increase (Decrease)
Revenues from external customers
Mortuary revenues	$4,801	$5,081	(6%)	$4,567	11%
Cemetery revenues	6,625	6,919	(4%)	6,297	10%
Realized gains on investments and other assets	586	16	3563%	9	78%
Other	445	364	22%	470	(23%)
Total	$12,457	$12,380	1%	$11,343	9%
Earnings before income taxes	$663	$223	197%	$219	2%

The majority of the realized gain in the Company’s cemetery and mortuary operations in 2014 was due to the sale of certain real estate of Paradise Sunset Chapel. Included in other revenue was rental income from residential and commercial properties purchased from Security National Life. Memorial Estates used financing provided by Security National Life to purchase these properties. The rental income was offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates recorded depreciation on these properties of $945,000, $1,029,000 and $1,025,000 for the twelve months ended December 31, 2014, 2013 and 2012, respectively.

Mortgage Operations

Approximately 58% of the Company’s revenues for the fiscal year 2014 were through its wholly owned subsidiaries, SecurityNational Mortgage Company and Green Street Mortgage Services, Inc. Both mortgage subsidiaries are mortgage lenders incorporated under the laws of the State of Utah, and are approved and regulated by the Federal Housing Administration (FHA), a department of the U.S. Department of Housing and Urban Development (HUD), to originate mortgage loans that qualify for government insurance in the event of default by the borrower. SecurityNational Mortgage and Green Street Mortgage obtain loans from their retail offices and independent brokers and pay a commission to brokers for loans that are funded by them. Mortgage loans originated by the Company’s mortgage subsidiaries are funded from internal cash flows, including loan purchase agreements from Security National Life Insurance Company, its wholly owned subsidiary, and unaffiliated financial institutions.

SecurityNational Mortgage and Green Street Mortgage receive fees from the borrowers and secondary fees from third party investors that purchase their loans. Loans originated by SecurityNational Mortgage and Green Street Mortgage are generally sold with mortgage servicing rights released to third party investors. Since the second quarter of 2012, however, SecurityNational Mortgage has sold, but retained mortgage servicing rights on approximately 30% of its origination volume. These loans are serviced by an approved third party servicer. For the twelve months ended December 31, 2014, 2013 and 2012, SecurityNational Mortgage originated and sold 10,794 loans ($2,037,337,000 total volume), 11,484 loans ($2,147,040,000 total volume), and 13,392 loans ($2,451,843,000 total volume), respectively. For the twelve months ended December 31, 2014 and 2013, Green Street Mortgage originated and sold 33 loans ($7,298,000 total volume), and seven loans ($1,731,000 total volume), respectively. Green Street Mortgage did not originate and sell any mortgage loans prior to January 1, 2013.

The following table shows the condensed financial results for the Company’s mortgage operations for the years ended 2014, 2013 and 2012.  See Note 14 of the Notes to Consolidated Financial Statements.

	Years ended December 31 (in thousands of dollars)
	2014	2013	2014 vs 2013 % Increase (Decrease)	2012	2013 vs 2012 % Increase (Decrease)
Revenues from external customers:
Revenues from loan originations	$102,806	$104,111	(1%)	$120,749	(14%)
Secondary gains from investors	21,862	23,839	(8%)	29,804	(20%)
Total	$124,668	$127,950	(3%)	$150,553	(15%)
Earnings before income taxes	$3,346	$6,732	(50%)	$16,542	(59%)

The decrease in earnings for the Company’s mortgage operations for the twelve months ended December 31, 2014 as compared to December 31, 2013 was due to lower secondary gains on mortgage loans sold to investors and the decline in refinance activity as a result of the increase in mortgage loan interest rates in 2014.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses decrease. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses in years ended December 31, 2014 and 2013 were $3,053,000 and $1,846,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2014 and 2013, the balances were $1,718,000 and $5,507,000, respectively.

Final Settlement with Wells Fargo

On April 7, 2011, SecurityNational Mortgage entered into the Settlement Agreement and Release (the "Settlement Agreement") with Wells Fargo Funding, Inc. On December 4, 2014, SecurityNational Mortgage and Wells Fargo Bank (which was assigned Wells Fargo Funding's interest in the Settlement Agreement) entered into a Second Addendum (the "Addendum") to the Settlement Agreement, in which SecurityNational Mortgage agreed to make a final payment to Wells Fargo Bank by December 30, 2014, to satisfy and terminate its remaining payment obligations under the Settlement Agreement. On December 29, 2014, SecurityNational Mortgage made the final payment to Wells Fargo Bank pursuant to the terms of the Addendum from its loan loss reserve, thereby satisfying in full its payment obligations under the Settlement Agreement.

Settlement with Bank of America, N.A. and Countrywide Home Loans, Inc.

On December 23, 2014, SecurityNational Mortgage entered into a Settlement Agreement (the “Settlement Agreement”) with Countrywide Home Loans, Inc. (“Countrywide Home Loans”), Bank of America, N.A. (“Bank of America”), successor-in-interest by the April 27, 2009 de jure merger to Countrywide Bank, FSB.  Under the terms of the Settlement Agreement, SecurityNational Mortgage is required to pay a settlement amount to Bank of America and Countrywide Home Loans, jointly as settlement purchasers.  On December 23, 2014, SecurityNational Mortgage made the full and final settlement payment from its mortgage loan loss reserve to Bank of America and Countrywide Home Loans by wire transfer.

The payment of the settlement amount is in full and final settlement of the claims and disputes between Bank of America and Countrywide Home Loans, and SecurityNational Mortgage under certain loan purchase agreements.  Bank of America, Countrywide Home Loans and SecurityNational Mortgage are parties to the Loan Purchase Agreement, originally entered into between Countrywide Funding Corporation and SecurityNational Mortgage, dated September 27, 1994; and Countrywide Home Loans and SecurityNational Mortgage are parties to the Home Equity Loan Purchase Agreement, dated January 15, 1997, including any amendments or modifications to such agreements (collectively, the “Loan Purchase Agreements”).

Under the terms of the Settlement Agreement, SecurityNational Mortgage, Bank of America and Countrywide Home Loans agreed to full, complete and general mutual releases with respect to the alleged claims and disputes.  In particular, Bank of America and Countrywide Home Loans, as settlement purchasers, and SecurityNational Mortgage Company, as settlement seller, and their respective parent and subsidiary entities, predecessors, successors and affiliates agree to fully, finally and completely release and forever discharge each other and their respective parent and subsidiary entities, predecessors, successors, affiliates, assigns and their respective current and past directors, officers, employees, representatives and agents from any and all claims and disputes under the Loan Purchase Agreements.  The settlement agreement is subject to an exception for pervasive or system-wide fraud.

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

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $1,702,000 as of December 31, 2014 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

SecurityNational Mortgage disagrees with the repurchase demands and notices of potential claims from third party investors. Furthermore, SecurityNational Mortgage believes there is potential to resolve the alleged claims by the third party investors on acceptable terms. If SecurityNational Mortgage is unable to resolve such claims on acceptable terms, legal action may ensue. In the event of legal action by any third party investor, SecurityNational Mortgage believes it has significant defenses to any such action and intends to vigorously defend itself against such action.

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

The indemnification notice from JP Morgan Chase further alleged that the Company and SecurityNational Mortgage are required to indemnify EMC Mortgage for any of its losses arising from the lawsuit that the Trust brought against EMC based upon allegedly untrue statements of material fact related to information that was provided by SecurityNational Mortgage. To the extent the claims in the complaint relate to the 21 mortgage loans that SecurityNational Mortgage allegedly sold to EMC Mortgage, the Company believes it has significant defenses to such claims. The Company intends to vigorously defend itself and SecurityNational Mortgage in the event that JP Morgan Chase were to bring any legal action to require the Company or SecurityNational Mortgage to indemnify it for any loss, liability or expense in connection with the lawsuit that the Trust brought against EMC Mortgage.

Mortgage Loan Loss Litigation

For a description of the litigation involving SecurityNational Mortgage and Lehman Brothers and Aurora Loan Services, reference is to Part I, Item 3. Legal Proceedings.

Significant Accounting Policies

The following is a brief summary of our significant accounting policies and a review of our most critical accounting estimates. See Note 1 of the Notes to Consolidated Financial Statements.

Insurance Operations

In accordance with generally accepted accounting principles in the United States of America (GAAP), premiums and other considerations received for interest sensitive products are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for these products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses.

The Company receives investment income earned from the funds deposited into account balances, a portion of which is passed through to the policyholders in the form of interest credited. Interest credited to policyholder account balances and benefit claims in excess of policyholder account balances are reported as expenses in the consolidated financial statements.

Premiums and other considerations received for traditional life insurance products are recognized as revenues when due. Future policy benefits are recognized as expenses over the life of the policy by means of the provision for future policy benefits.

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

Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year on the level of claims incurred under insurance retention limits. The profitability of the Company is primarily affected by fluctuations in mortality, other policyholder benefits, expense levels, interest spreads (i.e., the difference between interest earned on investments and interest credited to policyholders) and persistency. The Company has the ability to mitigate adverse experience through sound underwriting, asset and liability duration matching, sound actuarial practices, adjustments to credited interest rates, policyholder dividends and cost of insurance charges.

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

The Company sells all mortgage loans to third party investors without recourse. It may be required, however, to repurchase a loan or pay a fee instead of repurchase under certain events, which include the following:

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

Loans that are foreclosed on are reclassified as other real estate held for investment. The Company carries the foreclosed properties in Security National Life, Memorial Estates, and SecurityNational Mortgage, its life, cemeteries and mortuaries, and mortgage subsidiary, and rents the properties until it is deemed economically desirable to sell them.

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

When a mortgage loan is past due more than 90 days, the Company, where appropriate, sets up an allowance to approximate the excess of the carrying value of the mortgage loan over the estimated fair value of the underlying real estate collateral. When foreclosure is commenced on a delinquent loan, all expenses for foreclosure are expensed as incurred. Once foreclosed the carrying value should approximate its fair value and the amount will be classified as real estate owned. The Company is currently able to rent properties at a 2% to 8% gross return.

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

Deferred Compensation

The Company has deferred compensation agreements with several of its current executive officers. The deferred compensation is payable upon retirement or death of these individuals either in annual installments (ten years) or a lump sum settlement, if approved by the Board of Directors. The Company has accrued the present value of these benefits based upon their future retirement dates and other factors, on its consolidated financial statements.

Depreciation

Depreciation is calculated principally on the straight-line-method over the estimated useful lives of the assets, which range from 3 to 40 years. Leasehold improvements are amortized over the lesser of the useful life or remaining lease terms.

Captive Insurance

This Company belongs to a captive insurance group for certain casualty, workers compensation and general liability insurance. Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the insurance liabilities and related reserves, the captive insurance management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided independent third-party actuaries. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since captive insurance management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date.

Results of Consolidated Operations

2014 Compared to 2013

Total revenues increased by $11,622,000, or 5.4%, to $226,937,000 for fiscal year 2014 from $215,315,000 for the fiscal year 2013. Contributing to this increase in total revenues was a $7,950,000 increase in net investment income, a $2,537,000 increase in insurance premiums and other considerations, a $1,141,000 increase in other revenues, a $500,000 increase in realized gains on investments and other assets, and an $172,000 decrease in other than temporary impairments. This increase in total revenues was partially offset by a $574,000 decrease in net cemetery and mortuary sales, and a $104,000 decrease in mortgage fee income.

Insurance premiums and other considerations increased by $2,537,000, or 5.0%, to $53,009,000 for 2014, from $50,472,000 for the comparable period in 2013. This increase was due to an increase in renewal premiums and an increase in first year premiums as a result of increased insurance sales in 2014.

Net investment income increased by $7,950,000, or 39.1%, to $28,304,000 for 2014, from $20,354,000 for the comparable period in 2013. This increase was primarily attributable to a $3,445,000 increase in income from short-term investments, a $2,883,000 increase in interest from mortgage loans, and a $1,776,000 increase in income from real estate. This increase was partially offset by a $61,000 increase in investment expenses, a $58,000 decrease in policy loans income, and a $37,000 decrease in fixed maturity securities income.

Net cemetery and mortuary sales decreased by $574,000, or 4.8%, to $11,426,000 for 2014, from $12,000,000 for the comparable period in 2013. This decrease was primarily due to a $294,000 decrease in cemetery pre-need and at-need sales, and a $280,000 decrease in mortuary at-need sales.

Realized gains on investments and other assets increased by $500,000, or 0.5%, to $1,918,000 in realized gains for 2014, from $1,418,000 in realized gains for the comparable period in 2013. This increase in realized gains and losses on investments and other assets was primarily due to a $482,000 increase in gains and losses on other assets, and a $262,000 increase in gains and losses on fixed maturity securities held to maturity. This increase was partially offset by a $244,000 decrease in gains and losses on marketable securities.

Other than temporary impairments on investments decreased by $172,000, or 51.2%, to $164,000 for 2014 from $336,000 for the comparable period in 2013. This decrease was due to a $116,000 decrease in impairments on real estate held for investment and mortgage loans, and a $56,000 decrease in impairments on marketable securities.

Mortgage fee income decreased by $104,000, or 0.1%, to $128,697,000 for 2014, from $128,801,000 for the comparable period in 2013. This decrease was primarily attributable to lower secondary gains from mortgage loans sold to investors and the decline in refinance activity as a result of the increase in mortgage loan rates in 2014.

Other revenues increased by $1,141,000, or 43.8%, to $3,747,000 for 2014 from $2,606,000 for the comparable period in 2013. This increase was due to an increase in mortgage servicing revenues.

Total benefits and expenses were $214,456,000, or 94.5% of total revenues, for 2014, as compared to $205,491,000, or 95.3% of total revenues, for the comparable period in 2013.

Death benefits, surrenders and other policy benefits, and future policy benefits decreased by an aggregate of $280,000, or 0.6%, to $47,850,000 for 2014, from $48,130,000 for the comparable period in 2013. This decrease was primarily the result of a $1,535,000 decrease in future policy benefits, which was partially offset by increases of $1,052,000 in death benefits, and $203,000 in surrender and other policy benefits.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired increased by $1,711,000, or 33.0%, to $6,893,000 for 2014, from $5,182,000 for the comparable period in 2013. This increase was primarily due to increased amortization of the value of business acquired for new acquisitions and increased amortization for deferred policy costs due to an increased amount of insurance business terminating.

Selling, general and administrative expenses increased by $7,458,000, or 5.1%, to $154,865,000 for 2014, from $147,407,000 for the comparable period in 2013. This increase was primarily due to a $6,564,000 increase in personnel expenses, a $4,472,000 increase in other expenses, a $1,302,000 increase in the provision for loan losses, a $678,000 increase in rent and rent related expenses, a $556,000 increase in depreciation expense on property and equipment, and a $242,000 increase in costs related to funding mortgage loans. This increase was partially offset by a $6,103,000 decrease in commission expenses and a $253,000 decrease in advertising expenses.

Interest expense increased by $140,000, or 4.9%, to $2,994,000 for 2014, from $2,854,000 for the comparable period in 2013. This increase was primarily due to a new bank loan entered into by Security National Life for real estate offset by a reduction in outstanding balances on warehouse lines of credit used to fund mortgage loans.

Cost of goods and services sold of the cemeteries and mortuaries decreased by $66,000, or 3.4%, to $1,853,000 for 2014, from $1,919,000 for the comparable period in 2013. This decrease was primarily due to a decrease in mortuary at-need sales and a decrease in cemetery pre-need and at-need sales.

Other comprehensive income for the years ended December 31, 2014 and December 31, 2013 amounted to a gain of $220,000 and a loss of $716,000, respectively. This increase of $936,000 in 2014 was primarily the result of a gain of $1,307,000 in derivatives related to mortgage loans offset by a $371,000 unrealized loss in marketable securities.

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

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $2,449,000, or 5.4%, to $48,130,000 for 2013, from $45,681,000 for the comparable period in 2012. This increase was primarily the result of a $3,771,000 increase in death benefits, a $518,000 increase in surrender and other policy benefits, which were partially offset by a $1,840,000 decrease in future policy benefits.

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

Upon completion of a transfer that satisfies the conditions to be accounted for as a sale, the Company initially measures at fair value liabilities incurred in a sale relating to any guarantee or recourse provisions. The Company accrues a monthly allowance for indemnification losses to investors based on its historical experience. The amounts accrued for loan losses in years ended December 31, 2014, 2013 and 2012 were $3,053,000, $1,846,000 and $4,053,000, respectively, and the charge to expense has been included in selling, general and administrative expenses. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2014 and 2013, the balances were $1,718,000 and $5,507,000, respectively. The Company believes the allowance for loan losses and the loan loss reserve represent probable loan losses incurred as of December 31, 2014. There is a risk, however, that future loan losses may exceed the loan loss reserves and allowances.

As of December 31, 2014, the Company’s long term mortgage loan portfolio consisted of $7,500,000 in mortgage loans with delinquencies more than 90 days. Of this amount, $1,971,000 of the loans were in foreclosure proceedings. The Company has not received or recognized any interest income on the $7,500,000 in mortgage loans with delinquencies more than 90 days. During the twelve months ended December 31, 2014 and 2013, the Company increased its allowance for mortgage losses by $389,000 and $221,000, respectively, which was charged to bad debt expense and included in selling, general and administrative expenses for the period. The allowances for mortgage loan losses as of December 31, 2014 and 2013 were $2,003,000 and $1,652,000, respectively.

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

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $1,702,000 as of December 31, 2014 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

SecurityNational Mortgage disagrees with the repurchase demands and notices of potential claims from third party investors. Furthermore, SecurityNational Mortgage believes there is potential to resolve the alleged claims by the third party investors on acceptable terms. If SecurityNational Mortgage is unable to resolve such claims on acceptable terms, legal action may ensue. In the event of legal action by any third party investor, SecurityNational Mortgage believes it has significant defenses to any such action and intends to vigorously defend itself against such action.

Interest Rate Risk. The risk that interest rates will change which may cause a decrease in the value of the Company’s investments or impair the ability of the Company to market its mortgage and cemetery/mortuary products. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. The Company mitigates this risk by charging fees for non-conformance with certain policy provisions, by offering products that transfer this risk to the purchaser, and by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, the Company might have to borrow funds or sell assets prior to maturity and potentially recognize a loss on the sale.

Mortality and Morbidity Risks. The risk that the Company’s actuarial assumptions may differ from actual mortality and morbidity experiences may cause the Company’s products to be underpriced, may cause the Company to liquidate insurance or other claims earlier than anticipated, and other potentially adverse consequences to the business. The Company minimizes this risk through sound underwriting practices, asset and liability duration matching, and sound actuarial practices.

Estimates.  The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

During the twelve months ended December 31, 2014 and 2013, the Company's operations provided cash of $31,016,000 and $36,652,000, respectively. This was due primarily to a $7,362,000 increase in 2014 and a $15,668,000 increase in 2013 in the balance of mortgage loans sold to investors.

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

The Company’s investment policy is also to invest predominantly in fixed maturity securities, real estate, mortgage loans, and warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $134,406,000 as of December 31, 2014 compared to $142,854,000 as of December 31, 2013. This represents 30.9% and 37.1% of the total investments as of December 31, 2014, and 2013, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners. Under this rating system, there are six categories used for rating bonds. At December 31, 2014, 6.8% (or $9,192,000) and at December 31, 2013, 4.6% (or $6,621,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which are considered non-investment grade.

The Company has classified certain of its fixed income securities, including high-yield securities, in its portfolio as available for sale, with the remainder classified as held to maturity. In accordance with Company policy, however, any such securities purchased in the future will be classified as held to maturity. Notwithstanding, business conditions may develop in the future which may indicate a need for a higher level of liquidity in the investment portfolio. In that event, the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

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

If market conditions were to cause interest rates to change, the market value of the Company’s fixed income portfolio, which includes bonds, preferred stock, and mortgage loans, could change by the following amounts based on the respective basis point swing (the change in the market values were calculated using a modeling technique):

	-200 bps	-100 bps	+100 bps	+200 bps
Change in Market Value	$22,870	$11,111	$(13,270)	$(23,869)
(in thousands)

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At December 31, 2014 and December 31, 2013, the life insurance subsidiaries exceeded the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, and bank debt and notes payable were $126,111,000 as of December 31, 2014, as compared to $106,040,000 as of December 31, 2013. Stockholders’ equity as a percent of total capitalization was 77.0% and 82.8% as of December 31, 2014 and December 31, 2013, respectively. Bank debt and notes payable increased by $10,731,000 for the twelve months ended December 31, 2014 as compared to December 31, 2013, thus decreasing the stockholders equity percentage.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance was 7.0% in 2014 as compared to a rate of 5.7% for 2013.

At December 31, 2014, $37,528,000 of the Company’s consolidated stockholders’ equity represents the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to its parent company without the approval of state insurance regulatory authorities.

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

Off-Balance Sheet Agreements

At December 31, 2014, the Company was contingently liable under a standby letter of credit aggregating $699,671, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero.

At December 31, 2014, the Company was contingently liable under a standby letter of credit aggregating $1,250,000, to be used as collateral to cover any contingency related to claims filed in states where the Company is licensed. The Company does not expect any material losses to result from the issuance of the standby letter of credit. Accordingly, the estimated fair value of these instruments is zero.

At December 31, 2014 the Company was contingently liable under two standby letters of credit aggregating $139,220, issued as security deposits to guarantee payment of final bills for electric and gas utility services for a commercial real estate property owned by the Company in Wichita, Kansas.

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

As of December 31, 2014, there was $149,098,000 in mortgage loans in which settlements with third party investors were still pending.

The total of the Company unfunded residential construction loan commitments as of December 31, 2014 was $16,236,000.

The Company has entered into a Construction and Term Loan Agreement (“Agreement”) between Zions First National Bank, a national banking association, and Dry Creek Property Development, Inc., the Company’s wholly owned subsidiary. Under the terms of this Agreement the Company agrees to pay Zions First National Bank the principal sum of $27,500,000 plus interest. These funds are being used for the construction of a 282-unit multifamily development in Sandy City Utah. As of December 31, 2014, the Company has used $13,085,000 of these funds.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2014 and the payments due by period are shown in the following table:

	Less than 1 year	1-3 years	4-5 years	over 5 years	Total
Non-cancelable operating leases	$4,299,185	$7,635,126	$616,791	$20,536	$12,571,638
Notes and contracts payable	5,248,043	16,228,894	246,336	7,297,105	29,020,378
	$9,547,228	$23,864,020	$863,127	$7,317,641	$41,592,016

Variable Interest Entities

In conjunction with the Company’s casualty insurance program, limited equity interests are held in a captive insurance entity. This program permits the Company to self-insure a portion of losses, to gain access to a wide array of safety-related services, to pool insurance risks and resources in order to obtain more competitive pricing for administration and reinsurance and to limit its risk of loss in any particular year. This entity meets the definition of a variable interest entity (VIE); however, under generally accepted accounting principles, “there is not a requirement to include this entity in the consolidated financial statements.” The maximum exposure to loss related to the Company’s involvement with this entity is limited to approximately $699,671, which is collateralized under a standby letter of credit issued on the insurance entity’s behalf. See Note 9, “Reinsurance, Commitments and Contingencies,” for additional discussion of commitments associated with the insurance program and Note 1, “Significant Accounting Policies”, for further information on a standby letter of credit. As of December 31, 2014, there are no other entities that met the definition of a variable interest entity.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Security National Financial Corporation

We have audited the accompanying consolidated balance sheets of Security National Financial Corporation and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement Schedule II, Schedule IV and Schedule V. The Company’s management is responsible for these consolidated financial statements and schedules. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security National Financial Corporation and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah
March 31, 2015
www.eidebailly.com

5 Triad Center, Ste. 750  |  Salt Lake City, UT 84180-1128  |  T 801.532.2200  |  F 801.532.7944  |  EOE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Security National Financial Corporation

We have audited the accompanying consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental Schedule II, IV and V is presented for purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 30, 2013

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
Assets	2014	2013
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$135,018,347	$143,466,494
Equity securities, available for sale, at estimated fair value	6,752,750	4,498,756
Mortgage loans on real estate and construction loans held for investment, net of allowances for loan losses of $2,003,055 and $1,652,090 for 2014 and 2013	120,050,072	102,781,878
Real estate held for investment, net of accumulated depreciation of $10,875,419 and $9,658,599 for 2014 and 2013	111,411,351	99,760,475
Policy and other loans, net of allowance for doubtful accounts of $693,413 and $269,175 for 2014 and 2013	34,125,428	19,724,006
Short-term investments	27,059,495	12,135,719
Accrued investment income	2,483,253	2,485,054
Total investments	436,900,696	384,852,382
Cash and cash equivalents	30,855,320	38,203,164
Mortgage loans sold to investors	67,534,400	77,179,652
Receivables, net	14,544,093	11,652,572
Restricted assets	9,347,797	6,670,980
Cemetery perpetual care trust investments	2,645,423	2,414,883
Receivable from reinsurers	12,036,263	12,033,877
Cemetery land and improvements	10,848,085	10,631,573
Deferred policy and pre-need contract acquisition costs	50,307,503	45,737,940
Mortgage servicing rights	7,834,747	4,844,101
Property and equipment, net	11,307,714	11,523,160
Value of business acquired	8,547,627	8,680,845
Goodwill	2,765,570	677,039
Other	5,594,324	3,655,286
Total Assets	$671,069,562	$618,757,454

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31
Liabilities and Stockholders' Equity	2014	2013
Liabilities
Future life, annuity, and other benefits	$476,727,465	$452,130,649
Unearned premium reserve	4,961,937	5,173,785
Bank and other loans payable	29,020,378	18,289,438
Deferred pre-need cemetery and mortuary contract revenues	13,242,143	13,176,476
Cemetery perpetual care obligation	3,406,718	3,266,131
Accounts payable	1,789,387	2,850,575
Other liabilities and accrued expenses	24,408,666	20,167,363
Income taxes	20,421,767	15,951,848
Total liabilities	573,978,461	531,006,265
Commitments and Contingencies	-	-
Stockholders’ Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 12,459,240 shares in 2014 and 11,807,287 shares in 2013	24,918,480	23,614,574
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 2,000,000 shares authorized; issued 1,394,069 shares in 2014 and 1,330,191 shares in 2013	2,788,138	2,660,382
Additional paid-in capital	25,931,119	23,215,875
Accumulated other comprehensive income, net of taxes	1,438,566	1,218,396
Retained earnings	44,101,252	39,666,587
Treasury stock, at cost - 986,264 Class A shares and -0- Class C shares in 2014; 1,141,021 Class A shares and -0- Class C shares in 2013	(2,086,454)	(2,624,625)
Total stockholders’ equity	97,091,101	87,751,189
Total Liabilities and Stockholders’ Equity	$671,069,562	$618,757,454

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31
	2014	2013	2012
Revenues:
Insurance premiums and other considerations	$53,008,679	$50,471,658	$48,216,327
Net investment income	28,303,740	20,354,002	21,915,577
Net mortuary and cemetery sales	11,426,308	12,000,375	10,864,497
Realized gains on investments and other assets	1,918,176	1,418,051	1,424,510
Other than temporary impairments	(164,240)	(336,226)	(1,207,632)
Mortgage fee income	128,696,998	128,800,930	151,887,838
Other	3,747,013	2,606,230	1,159,052
Total revenues	226,936,674	215,315,020	234,260,169

Benefits and expenses:
Death benefits	27,100,278	26,048,325	22,277,037
Surrenders and other policy benefits	2,689,686	2,486,611	1,969,051
Increase in future policy benefits	18,060,151	19,594,890	21,435,191
Amortization of deferred policy and pre-need acquisition
costs and value of business acquired	6,892,978	5,181,837	5,449,429
Selling, general and administrative expenses:
Commissions	59,876,675	65,979,564	83,840,427
Personnel	49,360,406	42,795,925	35,469,486
Advertising	4,584,436	4,837,714	4,050,187
Rent and rent related	6,135,876	5,457,988	4,503,285
Depreciation on property and equipment	2,177,165	1,621,069	1,258,097
Provision for loan losses and loss reserve	3,053,403	1,751,472	4,239,418
Costs related to funding mortgage loans	6,877,069	6,635,290	6,931,045
Other	22,800,066	18,328,005	16,017,975
Interest expense	2,994,429	2,853,701	3,744,293
Cost of goods and services sold – mortuaries and cemeteries	1,853,103	1,918,902	1,723,955

Total benefits and expenses	214,455,721	205,491,293	212,908,876

Earnings before income taxes	12,480,953	9,823,727	21,351,293
Income tax expense	(4,726,305)	(2,237,806)	(4,638,775)

Net earnings	$7,754,648	$7,585,921	$16,712,518

Net earnings per Class A equivalent common share (1)	$0.62	$0.61	$1.46

Net earnings per Class A equivalent common share - assuming dilution(1)	$0.60	$0.58	$1.39

Weighted average Class A equivalent common shares outstanding (1)	12,518,743	12,366,029	11,427,568

Weighted average Class A equivalent common shares outstanding-assuming dilution (1)	12,928,009	12,981,576	12,026,849

(1) Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends. The weighted-average shares outstanding includes the weighted-average Class A common shares and the weighted-average Class C common shares determined on an equivalent Class A common stock basis. Class C common shares have been adjusted retroactively for the effect of the 1-for-10 reverse stock split that was approved by the stockholders in 2014. Net earnings per common share represent net earnings per equivalent Class A common share. Net earnings per Class C common share is $5.82, $5.69 and $13.90 per share for 2014, 2013 and 2012, respectively, and $4.81, $5.54 and $13.67 per share-assuming dilution for 2014, 2013 and 2012, respectively.

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2014	2013	2012
Net earnings	$7,754,648	$7,585,921	$16,712,518
Other comprehensive income:
Changes in:
Net unrealized gains (losses) on derivative instruments	286,018	(1,020,754)	852,168
Net unrealized gains (losses) on available for sale securities	(65,848)	304,791	427,748
Other comprehensive gain (loss)	220,170	(715,963)	1,279,916
Comprehensive income	$7,974,818	$6,869,958	$17,992,434

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2014, 2013 and 2012

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2012	$19,277,596	$2,027,195	$19,487,565	$654,443	$22,546,623	$(2,762,835)	$61,230,587
		.
Net earnings	-	-	-	-	16,712,518	-	16,712,518
Other comprehensive income	-	-	-	1,279,916	-	-	1,279,916
Stock based compensation	-	-	251,031	-	-	-	251,031
Exercise of stock options	1,371,506	63,782	(1,416,982)	-	-	-	18,306
Sale of treasury stock	-	-	(62,650)	-	-	382,401	319,751
Stock dividends	1,037,404	104,488	3,003,177	-	(4,145,069)	-	-
Conversion Class C to Class A	646	(645)	(1)	-	-	-	-
Balance at December 31, 2012	21,687,152	2,194,820	21,262,140	1,934,359	35,114,072	(2,380,434)	79,812,109

Net earnings	-	-	-	-	7,585,921	-	7,585,921
Other comprehensive loss	-	-	-	(715,963)	-	-	(715,963)
Stock based compensation	-	-	88,369	-	-	-	88,369
Exercise of stock options	719,572	422,422	(345,845)	-	-	(543,334)	252,815
Sale of treasury stock	-	-	428,794	-	-	299,143	727,937
Stock dividends	1,124,304	126,685	1,782,418	-	(3,033,406)	-	1
Conversion Class C to Class A	83,546	(83,545)	(1)	-	-	-	-
Balance at December 31, 2013	23,614,574	2,660,382	23,215,875	1,218,396	39,666,587	(2,624,625)	87,751,189

Net earnings	-	-	-	-	7,754,648	-	7,754,648
Other comprehensive income	-	-	-	220,170	-	-	220,170
Stock based compensation	-	-	391,220	-	-		391,220
Reverse stock split true up	-	30	-	-	(30)	-	-
Exercise of stock options	108,824	-	(34,800)	-	-	-	74,024
Sale of treasury stock	-	-	361,679	-	-	538,171	899,850
Stock dividends	1,190,040	132,767	1,997,147	-	(3,319,954)	-	-
Conversion Class C to Class A	5,042	(5,041)	(2)	-	1	-	-
Balance at December 31, 2014	$24,918,480	$2,788,138	$25,931,119	$1,438,566	$44,101,252	$(2,086,454)	$97,091,101

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31
	2014	2013	2012
Cash flows from operating activities:
Net earnings	$7,754,648	$7,585,921	$16,712,518
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized gains on investments and other assets	(1,918,176)	(1,418,051)	(1,424,510)
Other than temporary impairments	164,240	336,226	1,207,632
Depreciation and amortization	4,389,472	4,160,760	2,877,743
Provision for losses on real estate accounts and loans receivable	743,386	(584,873)	(963,169)
Amortization of premiums and discounts	238,687	103,032	(762,301)
Provision for deferred and other income taxes	3,072,642	416,269	953,394
Policy and pre-need acquisition costs deferred	(10,159,895)	(9,666,040)	(7,885,882)
Policy and pre-need acquisition costs amortized	5,590,332	3,841,565	4,234,271
Value of business acquired amortized	1,302,646	1,340,272	1,215,158
Servicing asset at amortized cost, additions	(3,741,381)	(2,494,254)	(2,797,470)
Amortization of mortgage servicing rights	750,735	447,623	-
Stock based compensation expense	391,220	88,369	251,031
Benefit plans funded with treasury stock	899,850	727,937	319,751
Change in assets and liabilities:
Land and improvements held for sale	(216,512)	(36,345)	26,054
Future life and other benefits	14,084,894	19,182,046	20,508,725
Receivables for mortgage loans sold	7,362,353	15,668,188	(18,807,956)
Other operating assets and liabilities	306,668	(3,046,791)	6,751,217
Net cash provided by operating activities	31,015,809	36,651,854	22,416,206
Cash flows from investing activities:
Securities held to maturity:
Purchase - fixed maturity securities	(3,449,187)	(22,849,622)	(11,365,269)
Calls and maturities - fixed maturity securities	11,850,864	8,518,848	9,601,320
Securities available for sale:
Purchase - equity securities	(5,996,993)	(2,807,367)	(1,685,983)
Sales - equity securities	3,851,664	4,528,862	3,028,509
Purchases of short-term investments	(18,587,022)	(19,827,619)	(51,823,941)
Sales of short-term investments	3,663,246	48,617,290	17,830,574
Sales (purchases) of restricted assets	(2,628,764)	2,777,715	(4,436,547)
Change in assets for perpetual care trusts	(230,921)	(255,204)	(265,435)
Amount received for perpetual care trusts	140,587	113,130	169,924
Mortgage, policy, and other loans made	(286,974,069)	(160,737,841)	(117,135,836)
Payments received for mortgage, policy, and other loans	267,763,998	133,260,148	131,565,100
Purchases of property and equipment	(1,520,443)	(3,570,334)	(3,022,393)
Disposal of property and equipment	894,805	33,900	30,524
Purchases of real estate held for investment	(19,317,567)	(26,749,586)	(143,278)
Sale of real estate held for investment	7,269,475	3,352,446	6,886,821
Cash received from reinsurance	13,553,864	2,466,175	34,485,224
Cash paid for purchase of subsidiaries, net of cash acquired	(15,011,193)	-	(180,591)
Net cash provided by (used in) investing activities	(44,727,656)	(33,129,059)	13,538,723

See accompanying notes to consolidated financial statements

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31
	2014	2013	2012
Cash flows from financing activities:
Annuity contract receipts	$10,051,662	$9,385,168	$8,939,017
Annuity contract withdrawals	(14,519,563)	(14,866,251)	(13,915,777)
Proceeds from stock options exercised	74,024	252,815	18,306
Repayment of bank loans and notes and contracts payable	(2,357,468)	(2,292,037)	(1,534,612)
Proceeds from bank borrowings	13,115,348	13,314,594	241,875
Change in line of credit borrowings	-	(4,608,204)	(11,791,796)
Net cash provided by (used in) financing activities	6,364,003	1,186,085	(18,042,987)
Net change in cash and cash equivalents	(7,347,844)	4,708,880	17,911,942
Cash and cash equivalents at beginning of year	38,203,164	33,494,284	15,582,342
Cash and cash equivalents at end of year	$30,855,320	$38,203,164	$33,494,284

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$981,820	$3,930,297	$17,019,870

See accompanying notes to consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

1)       Significant Accounting Policies

General Overview of Business

Security National Financial Corporation and its wholly owned subsidiaries (the “Company”) operate in three main business segments: life insurance, cemetery and mortuary, and mortgage loans. The life insurance segment is engaged in the business of selling and servicing selected lines of life insurance, annuity products and accident and health insurance marketed primarily in the intermountain west, California and eleven southern states. The cemetery and mortuary segment of the Company consists of seven mortuaries and five cemeteries in Utah and one cemetery in California. The mortgage loan segment is an approved government and conventional lender that originates and underwrites residential and commercial loans for new construction, existing homes and real estate projects primarily in California, Florida, Nevada, Texas, and Utah.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of certain amounts in prior years has been reclassified to conform to the 2014 presentation.

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
Years Ended December 31, 2014, 2013 and 2012

1)       Significant Accounting Policies (Continued)

Policy and other loans are carried at the aggregate unpaid balances, less allowances for possible losses.

Short-term investments are carried at cost and consist of certificates of deposit and commercial paper with maturities of up to one year.

Restricted assets are assets held in a trust account for future mortuary services and merchandise and consist of cash; participations in mortgage loans with Security National Life; mutual funds carried at cost; equity securities carried at fair market value; a surplus note with Security National Life. Restricted cash also represents escrows held for borrowers and investors under servicing and appraisal agreements relating to mortgage loans, funds held by warehouse banks in accordance with loan purchase agreements and funds held in escrow for the construction of a 282-unit multifamily development in Sandy City, Utah.

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

Recognition of Insurance Premiums and Other Considerations

Premiums and  other consideration for traditional life insurance products (which include those products with fixed and guaranteed premiums and benefits and consist principally of whole life insurance policies, limited payment life insurance policies, and certain annuities with life contingencies) are recognized as revenues when due from policyholders. Premiums and other consideration for interest-sensitive insurance policies (which include universal life policies, interest-sensitive life policies, deferred annuities, and annuities without life contingencies) are recognized when earned and consist of amounts assessed against policyholder account balances during the period for policy administration charges and surrender charges.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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
Years Ended December 31, 2014, 2013 and 2012

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
Years Ended December 31, 2014, 2013 and 2012

1)       Significant Accounting Policies (Continued)

The Company provides allowances for losses on its mortgage loans held for investment through an allowance for loan losses. The allowance is comprised of two components. The first component is an allowance for collectively evaluated impairment that is based upon the Company’s historical experience in collecting similar receivables. The second component is based upon individual evaluation of loans that are determined to be impaired. Upon determining impairment the Company establishes an individual impairment allowance based upon an assessment of the fair value of the underlying collateral. See the schedules in Note 2 for additional information. In addition, when a mortgage loan is past due more than 90 days, the Company does not accrue any interest income. When a loan becomes delinquent, the Company proceeds to foreclose on the real estate and all expenses for foreclosure are expensed as incurred. Once foreclosed, an adjustment for the lower of cost or fair value is made, if necessary, and the amount is classified as other real estate owned held for investment or sale. The Company will rent the properties until it is deemed desirable to sell them.

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
Years Ended December 31, 2014, 2013 and 2012

1)       Significant Accounting Policies (Continued)

Participating Insurance

Participating business constituted 2%, 2%, and 2% of insurance in force for 2014, 2013 and 2012, respectively. The provision for policyholders’ dividends included in policyholder obligations is based on dividend scales anticipated by management. Amounts to be paid are determined by the Board of Directors.

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
Years Ended December 31, 2014, 2013 and 2012

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
Years Ended December 31, 2014, 2013 and 2012

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

Each quarter the Company makes further analysis of the foreclosed properties to determine if any additional allowances are necessary by comparing national indexes of loan to value ratios by region to the Company’s loan to value ratios. Based upon the above procedures, the Company’s management believes that residential and residential construction loans are reflected in the Company’s financial statements at the lower of cost or market in accordance with GAAP requirements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

1)       Significant Accounting Policies (Continued)

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
Years Ended December 31, 2014, 2013 and 2012

1)       Significant Accounting Policies (Continued)

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Advertising

The Company expenses advertising costs as incurred.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2014-17: “Business Combinations (Topic 805) – Pushdown Accounting” – Issued in November 2014, ASU 2014-17 provides guidance for determining whether and at what threshold an acquiree (acquired entity) that is a business or nonprofit activity can reflect the acquirer’s accounting and reporting basis (pushdown accounting) in its separate financial statements. The amendments in this Update provide that an acquired entity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective November 18, 2014. This new guidance did not have a significant impact on the Company’s results of operations or financial position.

Accounting Standards Update (“ASU”) No. 2014-11: "Transfers and Servicing - Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures (Topic 860)" – Issued in June 2014, ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The new authoritative guidance is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is prohibited. This new guidance will not have a significant impact on the Company’s results of operations or financial position.

ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)” - Issued in May 2014, ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Insurance contracts are excluded from the scope of this new guidance. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2016. The Company is in the process of evaluating the potential impact of this standard, which is not expected to be material to the Company’s results of operations or financial position.

ASU No. 2014-14: “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40)” - In January 2014, ASU No. 2014-14 amended ASC Topic 310, "Receivables" to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2014 and will not have a significant impact on the Company’s results of operations or financial position.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

2)        Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of December 31, 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014:
Fixed maturity securities held to maturity carried at amortized cost:
U.S. Treasury securities and obligations of U.S. Government agencies	$1,873,146	$345,715	$-	$2,218,861

Obligations of states and political subdivisions	1,736,489	221,893	(5,278)	1,953,104

Corporate securities including public utilities	126,533,483	15,841,536	(980,357)	141,394,662

Mortgage-backed securities	4,263,206	305,381	(11,894)	4,556,693

Redeemable preferred stock	612,023	22,032	-	634,055

Total fixed maturity securities held to maturity	$135,018,347	$16,736,557	$(997,529)	$150,757,375

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

2)       Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014:

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$7,179,010	$393,873	$(820,133)	$6,752,750

Total securities available for sale carried at estimated fair value	$7,179,010	$393,873	$(820,133)	$6,752,750

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$53,592,433
Residential construction	33,071,938
Commercial	35,388,756
Less: Allowance for loan losses	(2,003,055)

Total mortgage loans on real estate and construction loans held for investment	$120,050,072

Real estate held for investment - net of depreciation	$111,411,351

Policy and other loans at amortized cost:
Policy loans	$7,011,012
Other loans	27,807,829
Less: Allowance for doubtful accounts	(693,413)

Total policy and other loans at amortized cost	$34,125,428

Short-term investments at amortized cost	$27,059,495

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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
Years Ended December 31, 2014, 2013 and 2012

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

2)       Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturities securities, which are carried at amortized cost, at December 31, 2014 and 2013. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At December 31, 2014
Redeemable Preferred Stock	$-	0	$-	0	$-
Obligations of States and
Political Subdivisions	-	0	5,278	1	5,278
Corporate Securities	548,310	21	432,047	11	980,357
Mortgage and other
asset-backed securities	3,966	1	7,928	0	11,894
Total unrealized losses	$552,276	22	$445,253	12	$997,529
Fair Value	$7,081,352		$2,777,587		$9,858,939

At December 31, 2013
Redeemable Preferred Stock	$5,900	1	$-	0	$5,900
Obligations of States and
Political Subdivisions	7,131	1	2,273	1	9,404
Corporate Securities	1,134,415	72	260,504	10	1,394,919
Mortgage and other
asset-backed securities	3,109	1	8,242	1	11,351
Total unrealized losses	$1,150,555	75	$271,019	12	$1,421,574
Fair Value	$22,002,277		$2,308,464		$24,310,741

As of December 31, 2014, the average market value of the related fixed maturities was 90.8% of amortized cost and the average market value was 94.5% of amortized cost as of December 31, 2013. During 2014, 2013 and 2012, an other than temporary decline in market value resulted in the recognition of credit losses on fixed maturity securities of $120,000, $120,000 and $165,000, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

2)       Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at December 31, 2014 and 2013. The unrealized losses were primarily the result of decreases in market value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available for sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At December 31, 2014
Industrial, miscellaneous and all other	$327,389	138	$492,744	27	$820,133
Total unrealized losses	$327,389	138	$492,744	27	$820,133
Fair Value	$2,162,425		$676,706		$2,839,131

At December 31, 2013
Industrial, miscellaneous and all other	$119,449	28	$405,936	28	$525,385
Total unrealized losses	$119,449	28	$405,936	28	$525,385
Fair Value	$993,612		$772,345		$1,765,957
As of December 31, 2014, the average market value of the equity securities available for sale was 77.6% of the original investment and the average market value was 77.1% of the original investment as of December 31, 2013. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During 2014, 2013, and 2012, an other than temporary decline in the market value resulted in the recognition of an impairment loss on equity securities of $44,240, $100,304, and $247,317, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

2)       Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Held to Maturity:
Due in 2015	$4,961,596	$5,075,769
Due in 2016 through 2019	33,920,182	37,561,840
Due in 2020 through 2024	25,074,149	27,690,447
Due after 2024	66,187,191	75,238,571
Mortgage-backed securities	4,263,206	4,556,693
Redeemable preferred stock	612,023	634,055
Total held to maturity	$135,018,347	$150,757,375

The cost and estimated fair value of available for sale securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

		Estimated Fair
	Cost	Value
Available for Sale:
Common stock	$7,179,010	$6,752,750
Total available for sale	$7,179,010	$6,752,750

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
2)        Investments (Continued)

The Company’s realized gains and losses and other than temporary impairments from investments and other assets are summarized as follows:

	2014	2013	2012
Fixed maturity securities held to maturity:
Gross realized gains	$390,203	$97,238	$470,874
Gross realized losses	(71,800)	(41,164)	(3,875)
Other than temporary impairments	(120,000)	(120,000)	(165,000)

Securities available for sale:
Gross realized gains	349,207	540,990	392,033
Gross realized losses	(55,222)	(2,678)	(5,705)
Other than temporary impairments	(44,240)	(100,304)	(247,317)

Other assets:
Gross realized gains	1,445,596	824,203	794,346
Gross realized losses	(139,808)	(538)	(223,163)
Other than temporary impairments	-	(115,922)	(795,315)
Total	$1,753,936	$1,081,825	$216,878

The net carrying amount for sales of securities classified as held to maturity was $2,840,709, $1,455,835 and $2,174,300, for the years ended December 31, 2014, 2013 and 2012, respectively.  The net realized gain related to these sales was $20,722, $12,533 and $271,364, for the years ended December 31, 2014, 2013 and 2012, respectively. Certain circumstances lead to these decisions to sell.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available-for-sale securities) at December 31, 2014, other than investments issued or guaranteed by the United States Government.

Major categories of net investment income are as follows:

	2014	2013	2012
Fixed maturity securities	$8,229,451	$8,265,949	$7,731,051
Equity securities	212,917	210,491	264,063
Mortgage loans on real estate	7,550,110	4,666,910	5,543,777
Real estate	8,433,895	6,658,185	4,927,128
Policy, student and other loans	741,220	799,703	830,683
Short-term investments, principally gains on sale of mortgage loans	12,397,382	8,952,584	8,716,257
Gross investment income	37,564,975	29,553,822	28,012,959
Investment expenses	(9,261,235)	(9,199,820)	(6,097,382)
Net investment income	$28,303,740	$20,354,002	$21,915,577

Net investment income includes net investment income earned by the restricted assets of the cemeteries and mortuaries of $356,369, $341,430 and $352,488 for 2014, 2013 and 2012, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

2)        Investments (Continued)

Securities on deposit for regulatory authorities as required by law amounted to $8,886,001 at December 31, 2014 and $9,215,222 at December 31, 2013. The restricted securities are included in various assets under investments on the accompanying consolidated balance sheets.

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0 % to 10.5%, maturity dates range from three months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At December 31, 2014, the Company has 44%, 17%, 13% and 8% of its mortgage loans from borrowers located in the states of Utah, California, Texas and Florida, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $2,003,055 and $1,652,090 at December 31, 2014 and 2013, respectively.

The Company establishes a valuation allowance for credit losses in its portfolio.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
2)        Investments (Continued)

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans
For the Years Ended December 31, 2014, and 2013

	Commercial	Residential	Residential Construction	Total
2014
Allowance for credit losses:
Beginning balance	$187,129	$1,364,847	$100,114	$1,652,090
Charge-offs	-	(38,444)	-	(38,444)
Provision	-	389,409	-	389,409
Ending balance	$187,129	$1,715,812	$100,114	$2,003,055

Ending balance: individually evaluated for impairment	$-	$153,446	$-	$153,446

Ending balance: collectively evaluated for impairment	$187,129	$1,562,366	$100,114	$1,849,609

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$35,388,756	$53,592,433	$33,071,938	$122,053,127

Ending balance: individually evaluated for impairment	$-	$1,556,182	$414,499	$1,970,681

Ending balance: collectively evaluated for impairment	$35,388,756	$52,036,251	$32,657,439	$120,082,446

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

2013
Allowance for credit losses:
Beginning balance	$-	$4,193,674	$46,187	$4,239,861
Charge-offs	-	(2,670,794)	(137,629)	(2,808,423)
Provision	187,129	(158,033)	191,556	220,652
Ending balance	$187,129	$1,364,847	$100,114	$1,652,090

Ending balance: individually evaluated for impairment	$-	$152,745	$-	$152,745

Ending balance: collectively evaluated for impairment	$187,129	$1,212,102	$100,114	$1,499,345

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$41,653,009	$49,868,486	$12,912,473	$104,433,968

Ending balance: individually evaluated for impairment	$-	$1,518,327	$-	$1,518,327

Ending balance: collectively evaluated for impairment	$41,653,009	$48,350,159	$12,912,473	$102,915,641

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

2)        Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented.

Age Analysis of Past Due Mortgage Loans
Years Ended December 31, 2014 and 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days 1)	In Foreclosure 1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
2014
Commercial	$-	$-	$-	$-	$-	$35,388,756	$35,388,756	$(187,129)	$35,201,627
Residential	1,631,142	1,174,516	5,464,901	1,556,182	9,826,741	43,765,692	53,592,433	(1,715,812)	51,876,621
Residential Construction	-	-	64,895	414,499	479,394	32,592,544	33,071,938	(100,114)	32,971,824

Total	$1,631,142	$1,174,516	$5,529,796	$1,970,681	$10,306,135	$111,746,992	$122,053,127	$(2,003,055)	$120,050,072

2013
Commercial	$-	$-	$-	$4,973,745	$4,973,745	$36,679,264	$41,653,009	$(187,129)	$41,465,880
Residential	1,646,953	1,604,847	5,867,501	1,518,327	10,637,628	39,230,858	49,868,486	(1,364,847)	48,503,639
Residential Construction	-	-	64,895	-	64,895	12,847,578	12,912,473	(100,114)	12,812,359

Total	$1,646,953	$1,604,847	$5,932,396	$6,492,072	$15,676,268	$88,757,700	$104,433,968	$(1,652,090)	$102,781,878

1) There was not any interest income recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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

Impaired Loans
For the Years Ended December 31, 2014, and 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2014
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	414,499	414,499	-	414,499	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,556,182	1,556,182	153,446	1,556,182	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	1,556,182	1,556,182	153,446	1,556,182	-
Residential construction	414,499	414,499	-	414,499	-

2013
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	-	-	-	-	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,518,327	1,518,327	152,745	1,518,327	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	1,518,327	1,518,327	152,745	1,518,327	-
Residential construction	-	-	-	-	-

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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

The Company’s performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity
As of December 31, 2014, and 2013

	Commercial		Residential		Residential Construction		Total
	2014	2013	2014	2013	2014	2013	2014	2013

Performing	$35,388,756	$36,679,264	$46,571,350	$42,482,658	$32,592,544	$12,847,578	$114,552,650	$92,009,500
Non-performing	-	4,973,745	7,021,083	7,385,828	479,394	64,895	7,500,477	12,424,468

Total	$35,388,756	$41,653,009	$53,592,433	$49,868,486	$33,071,938	$12,912,473	$122,053,127	$104,433,968

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the policy of the Company to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $535,000 and $678,000 as of December 31, 2014 and 2013, respectively.

The following is a summary of mortgage loans on a non-accrual status for the periods presented.

	Mortgage Loans on Non-accrual Status
	As of December 31, 2014, and 2013

	2014	2013
Commercial	$-	$4,973,745
Residential	7,021,083	7,385,828
Residential construction	479,394	64,895
Total	$7,500,477	$12,424,468

Principal Amounts Due

The amortized cost and contractual payments on mortgage loans on real estate and construction loans held for investment by category as of December 31, 2014 are shown below. Expected principal payments may differ from contractual obligations because certain borrowers may elect to pay off mortgage obligations with or without early payment penalties.

		Principal	Principal	Principal
		Amounts	Amounts	Amounts
		Due in	Due in	Due
	Total	2015	2016-2019	Thereafter
Residential	$53,592,433	$3,748,893	$17,225,255	$32,618,285
Residential Construction	33,071,938	32,648,470	423,468	-
Commercial	35,388,756	18,652,738	13,279,688	3,456,330
Total	$122,053,127	$55,050,101	$30,928,411	$36,074,615

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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

The following is a summary of the loan loss reserve which is included in other liabilities and accrued expenses:

	Years Ended December 31
	2014	2013
Balance, beginning of period	$5,506,532	$6,035,295
Provisions for losses	3,053,403	1,846,285
Charge-offs and settlements	(6,841,785)	(2,375,048)
Balance, at December 31	$1,718,150	$5,506,532

The Company believes the loan loss reserve represents probable loan losses incurred as of the balance sheet date. Actual loan loss experience could change, in the near-term, from the established reserve based upon claims that could be asserted by third party investors. SecurityNational Mortgage believes there is potential to resolve any alleged claims by third party investors on acceptable terms. If SecurityNational Mortgage is unable to resolve such claims on acceptable terms, legal action may ensue. In the event of legal action by any third party investor, SecurityNational Mortgage believes it has significant defenses to any such action and intends to vigorously defend itself against such action.

3)       Receivables

Receivables consist of the following:

	Years Ended December 31
	2014	2013
Trade contracts	$12,166,838	$9,993,755
Receivables from sales agents	1,951,677	994,056
Held in Escrow – Southern Security	278,331	312,167
Other	1,428,106	1,601,227
Total receivables	15,824,952	12,901,205
Allowance for doubtful accounts	(1,280,859)	(1,248,633)
Net receivables	$14,544,093	$11,652,572

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

4)       Value of Business Acquired

Information with regard to value of business acquired is as follows:

	December 31
	2014	2013	2012
Balance at beginning of year	$8,680,845	$9,829,082	$10,996,050
Value of business acquired	1,169,428	192,035	48,190
Imputed interest at 7%	591,412	647,848	728,880
Amortization	(1,894,058)	(1,988,120)	(1,944,038)
Net amortization charged to income	(1,302,646)	(1,340,272)	(1,215,158)
Balance at end of year	$8,547,627	$8,680,845	$9,829,082

Presuming no additional acquisitions, net amortization charged to income is expected to approximate $1,113,000, $1,031,000, $958,000, $852,000, and $790,000 for the years 2015 through 2019. Actual amortization may vary based on changes in assumptions or experience. As of December 31, 2014, value of business acquired is being amortized over a weighted average life of 6.6 years.

5)       Property and Equipment

The cost of property and equipment is summarized below:

	December 31
	2014	2013
Land and buildings	$11,904,100	$12,482,082
Furniture and equipment	15,822,957	14,301,713
	27,727,057	26,783,795
Less accumulated depreciation	(16,419,343)	(15,260,635)
Total	$11,307,714	$11,523,160

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $2,177,165, $1,621,069 and $1,258,097 respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

6)       Bank and Other Loans Payable

Bank loans payable are summarized as follows:

	December 31
	2014	2013
6.34% note payable in monthly installments of $13,556 including principal and interest, collateralized by real property with a book value of approximately $498,000, due November 2017.	$466,937	$612,068

5.75% note payable in monthly installments of $28,271 including principal and interest, collateralized by real property with a book value of approximately $5,890,000 due March 2015.	3,398,099	3,509,944

Mark to market of interest rate swaps (discussed below) adjustment	31,370	58,310

3.85% note payable in monthly installments of $79,468 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due June 2015.	461,889	1,377,925

3.85% note payable in monthly installments of $86,059 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due December 2017.	2,994,999	3,891,926

4.40% note payable in monthly installments of $46,825 including principal and interest, collateralized by real property with a book value of approximately $12,450,000 due January 2026.	8,333,550	8,500,000

2.75% above the 90-day LIBOR rate (3.0052% at December 31, 2014) constructon and term loan payable, collateralized by real property with a book vaue of approximately $22,855,000 due July 2017.	13,085,189	-

Other collateralized bank loans payable	247,384	338,304
Other notes payable	961	961
Total bank and other loans	29,020,378	18,289,438

Less current installments	5,248,043	5,849,926
Bank and other loans, excluding current installments	$23,772,335	$12,439,512

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

6)       Bank and Other Loans Payable

At December 31, 2014 and 2013, the fair value of the interest rate swap was an unrealized loss of $31,370 and $58,310, respectively, and was computed based on the underlying variable Libor rate plus 1.65%, or 2.65% per annum. The unrealized loss resulted in a derivative liability of $31,370 and $58,310 and has been reflected in accumulated other comprehensive income. The change in accumulated other comprehensive income from the interest rate swap in 2014 and 2013 was $26,940 and 32,262, respectively. The fair value of the interest rate swap was derived from a proprietary model of the bank from whom the interest rate swap was purchased and to whom the note is payable.

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75% (2.50% at December 31, 2014), secured by the capital stock of Security National Life and maturing June 30, 2015, renewable annually. At December 31, 2014, the Company was contingently liable under a standby letter of credit aggregating $699,671, to be used as collateral to cover any contingency related to additional risk assessments pertaining to the Company's captive insurance program. The Company does not expect any material losses to result from the issuance of the standby letter of credit because claims are not expected to exceed premiums paid. As of December 31, 2014, there were no amounts outstanding under the revolving line-of-credit.

The Company has a $15,000,000 revolving line-of-credit with a bank with interest payable at the variable overnight Libor rate plus 2% (2.1146% at December 31, 2014), secured by bond investments of the Company and maturing June 30, 2015. At December 31, 2014, the Company was contingently liable under two standby letters of credit aggregating $139,220, issued as security deposits to guarantee payment of final bills for electric and gas utility services for a commercial real estate property owned by the Company in Wichita, Kansas. As of December 31, 2014, there were no amounts outstanding under the revolving line-of-credit.

The Company has a $2,150,000 revolving line-of-credit with a bank with interest payable at the prime rate plus 1.25% (4.50% at December 31, 2014), secured by the capital stock of Security National Life and maturing June 30, 2015. At December 31, 2014, SecurityNational Mortgage was contingently liable under a standby letter of credit aggregating $1,250,000, to be used as collateral to cover any contingency relating to claims filed in states where SecurityNational Mortgage is licensed. The Company does not expect any material losses to result from the issuance of the standby letter of credit. As of December 31, 2014, there were no amounts outstanding under the revolving line-of-credit.

The Company has entered into a Construction and Term Loan Agreement (“Agreement”) between Zions First National Bank, a national banking association, and Dry Creek Property Development, Inc., the Company’s wholly owned subsidiary. Under the terms of this Agreement the Company promises to pay Zions First National Bank the principal sum of $27,500,000 plus interest. These funds will be used for the construction of a 282-unit multifamily development in Sandy City, Utah. As of December 31, 2014, the amount outstanding under this agreement was $13,085,189.

The following tabulation shows the combined maturities of bank loans payable, lines of credit and notes and contracts payable:

2015	$5,248,043
2016	1,395,942
2017	14,586,183
2018	246,769
2019	246,336
Thereafter	7,297,105
Total	$29,020,378

Interest paid approximated interest expense in 2014, 2013 and 2012, which was $2,994,429, $2,853,701 and $3,744,293, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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

The components of the cemetery perpetual care obligation are as follows:

	December 31
	2014	2013
Trust investments, at market value	$2,645,423	$2,414,883
Note receivables from Cottonwood Mortuary
Singing Hills Cemetery and Memorial Estates - Pinehill eliminated in consolidation	1,847,892	1,881,565
Total trust assets	4,493,315	4,296,448
Cemetery perpetual care obligation	(3,406,718)	(3,266,131)
Fair value of trust assets in excess of trust obligations	$1,086,597	$1,030,317

The Company has established and maintains certain restricted trust investments to provide for future merchandise and service obligations incurred in connection with its pre-need sales. Also included in cash and cash equivalents are escrows held for borrowers under servicing agreements relating to mortgage loans, funds held by warehouse banks in accordance with loan purchase agreements and funds held in escrow for the construction of a 282-unit multifamily development in Sandy City, Utah.

Assets in the restricted asset account are summarized as follows:

	December 31
	2014	2013
Cash and cash equivalents	$7,274,685	$4,746,417
Mutual funds	627,154	582,163
Fixed maturity securities	8,775	8,775
Equity securities	88,048	84,986
Participating in mortgage loans with Security National Life	1,349,135	1,248,639
Total	$9,347,797	$6,670,980

A surplus note receivable and interest, at December 31, 2014 and December 31, 2013 in the amount of $4,000,000 from Security National Life was eliminated in consolidation.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

8)       Income Taxes

The Company’s income tax liability (benefit) at December 31 is summarized as follows:

	December 31	December 31
	2014	2013
Current	$(333,350)	$(1,578,071)
Deferred	20,755,117	17,529,919
Total	$20,421,767	$15,951,848

Significant components of the Company’s deferred tax (assets) and liabilities at December 31 are approximately as follows:

	December 31
	2014	2013
Assets
Future policy benefits	$(6,856,001)	$(5,381,385)
Loan loss reserve	(670,078)	(2,147,547)
Unearned premium	(1,687,059)	(1,759,087)
Available for sale securities	(125,797)	(566,316)
Net operating loss	(1,738,137)	(873,412)
Deferred compensation	(1,279,860)	(1,057,551)
Deposit obligations	(1,018,313)	(1,043,964)
Other	(1,398,152)	(1,287,773)
Less: Valuation allowance	5,276,431	5,593,063
Total deferred tax assets	(9,496,966)	(8,523,972)

Liabilities
Deferred policy acquisition costs	12,271,954	10,914,618
Basis difference in property and equipment	7,049,551	6,242,266
Value of business acquired	2,906,193	2,951,487
Deferred gains	5,472,003	3,545,692
Trusts	1,599,657	1,599,657
Tax on unrealized appreciation	952,725	800,171
Total deferred tax liabilities	30,252,083	26,053,891
Net deferred tax liability	$20,755,117	$17,529,919

The valuation allowance relates to differences between recorded deferred tax assets and liabilities and ultimate anticipated realization.

The valuation allowance decreased $316,632 during 2014 and $735,868 during 2013.

The Company paid $408,939, $4,009,598 and $1,900,000 in income taxes for 2014, 2013 and 2012, respectively.

The Company’s income tax expense (benefit) is summarized as follows for the years ended December 31:

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

8)        Income Taxes

	2014	2013	2012
Current	$1,653,663	$1,821,539	$2,707,962
Deferred	3,072,642	416,267	1,930,813
Total	$4,726,305	$2,237,806	$4,638,775

The reconciliation of income tax expense at the U.S. federal statutory rates is as follows:

	2014	2013	2012
Computed expense at statutory rate	$4,243,524	$3,340,067	$7,472,953
Tax audit settlements	-	20,371	-
Other, net	482,781	(1,122,632)	(2,834,178)
Tax expense (benefit)	$4,726,305	$2,237,806	$4,638,775

At December 31, 2014, the Company had no significant unrecognized tax benefits. As of December 31, 2014, the Company does not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months. Federal and state income tax returns for 2011 through 2014 are subject to examination by taxing authorities. An examination of the Company’s 2012 federal income tax return is in process.

9)         Reinsurance, Commitments and Contingencies

Reinsurance

The Company follows the procedure of reinsuring risks in excess of a specified limit, which ranged from $25,000 to $100,000 during the years 2014 and 2013. The Company is liable for these amounts in the event such reinsurers are unable to pay their portion of the claims. The Company has also assumed insurance from other companies having insurance in force amounting to approximately $1,462,340,000 (unaudited) at December 31, 2014 and approximately $1,566,336,000 (unaudited) at December 31, 2013.

Reinsurance Agreement with American Republic Insurance Company

On February 11, 2015, the Company signed a coinsurance agreement to reinsure certain life insurance policies from American Republic Insurance Company (“American Republic”).  The policies were previously reinsured by North America Life under a coinsurance agreement between World Insurance Company (“World Insurance”) and North America Life entered into on July 22, 2009 which was commuted.  World Insurance was subsequently purchased by and merged into American Republic.  The current coinsurance agreement is between the Company and American Republic and became effective on January 1, 2015.  As part of the coinsurance agreement, American Republic transferred all contractual obligations and risks to the Company and the Company took control of $15,004,771 of assets in a trust account held by Texas Capital Bank as the trustee.

Reinsurance Agreement with LJA Insurance Company

On December 19, 2014, the Company entered into a Coinsurance Funds Withheld Reinsurance Agreement with LJA Insurance Company (“LJA Insurance”), a Republic of the Marshall Islands domiciled insurance company. This agreement was effective November 1, 2014. Under the terms of the funds withheld agreement, the Company ceded to LJA Insurance 100% of three blocks of deferred annuities in the amount of $4,337,000 and retained the assets and recorded a funds held under coinsurance liability for the same amount. LJA Insurance agreed to pay the Company an initial ceding commission of $60,000 and an asset management fee of $16,000 per quarter to administer the policies. The Company will also receive a 90% experience refund for any profits from the business. The Company has the right to recapture the business by giving LJA Insurance 90 days written notice, or it may be terminated by mutual consent of both parties.

  SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

9)        Reinsurance, Commitments and Contingencies

Reinsurance Terminated with North America Life Insurance Company

On December 1, 2013, in accordance with the terms of the Coinsurance Agreement, Security National Life, through Trans-western Life Insurance Company (“Trans-Western Life”), recaptured additional policies of Trans-Western Life from North American Life Insurance Company (“North American Life”).  On December 10, 2013, pursuant to the Coinsurance Agreement, North America Life paid $2,500,000, less a ceding commission of $34,000 to Security National Life. On February 13, 2014, in accordance with the terms of the Coinsurance Agreement, Security National Life, through Trans-Western Life, recaptured the remaining policies of Trans-Western Life from North American Life. Pursuant to the Coinsurance Agreement, North America Life paid $4,684,000 less a ceding commission of $57,000 to Security National Life, and the Reinsurance Agreement between Trans Western Life and North America Life was terminated.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses in years ended December 31, 2014 and 2013 were $3,053,000 and $1,846,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of December 31, 2014 and 2013, the balances were $1,718,000 and $5,507,000, respectively.

Final Settlement with Wells Fargo

On April 7, 2011, SecurityNational Mortgage Company ("SecurityNational Mortgage"),  a wholly owned subsidiary of Security National Financial Corporation, entered into the Settlement Agreement and Release (the "Settlement Agreement") with Wells Fargo Funding, Inc. ("Wells Fargo Funding"). On December 4, 2014, SecurityNational Mortgage and Wells Fargo Bank (which was assigned Wells Fargo Funding's interest in the Settlement Agreement) entered into a Second Addendum (the "Addendum") to the Settlement Agreement, in which SecurityNational Mortgage agreed to make a final payment to Wells Fargo Bank by December 30, 2014, to satisfy and terminate its remaining payment obligations under the Settlement Agreement. On December 29, 2014, SecurityNational Mortgage made the final payment to Wells Fargo Bank pursuant to the terms of the Addendum from its loan loss reserve, thereby satisfying in full its payment obligations under the Settlement Agreement.

Settlement with Bank of America, N.A. and Countrywide Home Loans, Inc.

On December 23, 2014, SecurityNational Mortgage entered into a Settlement Agreement (the “Settlement Agreement”) with Countrywide Home Loans, Inc. (“Countrywide Home Loans”), Bank of America, N.A. (“Bank of America”), successor-in-interest by the April 27, 2009 de jure merger to Countrywide Bank, FSB.  Under the terms of the Settlement Agreement, SecurityNational Mortgage is required to pay a settlement amount to Bank of America and Countrywide Home Loans, jointly as settlement purchasers.  On December 23, 2014, SecurityNational Mortgage made the full and final settlement payment from its mortgage loan loss reserve to Bank of America and Countrywide Home Loans by wire transfer.

The payment of the settlement amount is in full and final settlement of the claims and disputes between Bank of America and Countrywide Home Loans, and SecurityNational Mortgage under certain loan purchase agreements.  Bank of America, Countrywide Home Loans and SecurityNational Mortgage are parties to the Loan Purchase Agreement, originally entered into between Countrywide Funding Corporation and SecurityNational Mortgage, dated September 27, 1994; and Countrywide Home Loans and SecurityNational Mortgage are parties to the Home Equity Loan Purchase Agreement, dated January 15, 1997, including any amendments or modifications to such agreements (collectively, the “Loan Purchase Agreements”).

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

9) Reinsurance, Commitments and Contingencies

Under the terms of the Settlement Agreement, SecurityNational Mortgage, Bank of America and Countrywide Home Loans agreed to full, complete and general mutual releases with respect to the alleged claims and disputes.  In particular, Bank of America and Countrywide Home Loans, as settlement purchasers, and SecurityNational Mortgage Company, as settlement seller, and their respective parent and subsidiary entities, predecessors, successors and affiliates agree to fully, finally and completely release and forever discharge each other and their respective parent and subsidiary entities, predecessors, successors, affiliates, assigns and their respective current and past directors, officers, employees, representatives and agents from any and all claims and disputes under the Loan Purchase Agreements. The settlement agreement is subject to an exception for pervasive or system-wide fraud.

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

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $1,702,000 as of December 31, 2014 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

9) Reinsurance, Commitments and Contingencies

SecurityNational Mortgage disagrees with the repurchase demands and notices of potential claims from third party investors. Furthermore, SecurityNational Mortgage believes there is potential to resolve the alleged claims by the third party investors on acceptable terms. If SecurityNational Mortgage is unable to resolve such claims on acceptable terms, legal action may ensue. In the event of legal action by any third party investor, SecurityNational Mortgage believes it has significant defenses to any such action and intends to vigorously defend itself against such action.

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

The indemnification notice from JP Morgan Chase further alleged that the Company and SecurityNational Mortgage are required to indemnify EMC Mortgage for any of its losses arising from the lawsuit that the Trust brought against EMC based upon allegedly untrue statements of material fact related to information that was provided by SecurityNational Mortgage. To the extent the claims in the complaint relate to the 21 mortgage loans that SecurityNational Mortgage allegedly sold to EMC Mortgage, the Company believes it has significant defenses to such claims. The Company intends to vigorously defend itself and SecurityNational Mortgage in the event that JP Morgan Chase were to bring any legal action to require the Company or SecurityNational Mortgage to indemnify it for any loss, liability or expense in connection with the lawsuit that the Trust brought against EMC Mortgage.

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
Years Ended December 31, 2014, 2013 and 2012

9) Reinsurance, Commitments and Contingencies

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

During 2010 and 2011, the Company recognized alleged losses of $1,289,000 and $-0-, respectively. Management cannot fully determine the total losses, however, because there could be potential claims for losses that have not yet been determined.  As of December 31, 2014, the Company had not accrued for any losses under the Indemnification Agreement. SecurityNational Mortgage was involved in discussions with Lehman Bank and Lehman Holdings concerning issues under the Indemnification Agreement. During the discussion period, monthly payments for December 2010 and January, February, March and April of 2011 totaling $625,000 were abated or deferred.

On May 11, 2011, SecurityNational Mortgage filed a complaint against Aurora Bank FSB, formerly known as Lehman Bank, and Aurora Loan Services in the United States District Court for the District of Utah because it had been unable to resolve certain issues under the Indemnification Agreement with Lehman Bank and Aurora Loan Services. The complaint alleges, among other claims, material breach of the Indemnification Agreement, including a claim that neither Lehman Bank nor Aurora Loan Services owned the mortgage loans that SecurityNational Mortgage sold so as to justify the amount of payments demanded from, and made by, SecurityNational Mortgage. As a result, SecurityNational Mortgage claims it is entitled to judgment of approximately $4,000,000 against Lehman Bank, as well as Aurora Loan Services to the extent of its involvement and complicity with Lehman Bank. The complaint also alleges a second claim for material breach of a section of the Indemnification Agreement that contains an alleged “sunset” provision and that the amount of the requested payments made was not justified under the “sunset” provision.

On June 8, 2011, Lehman Holdings, which had filed for bankruptcy in September 2008, filed a complaint against SecurityNational Mortgage in the United States District Court for the District of Utah. A subsidiary of Lehman Holdings owns Lehman Bank. The complaint alleges that SecurityNational Mortgage sold loans to Lehman Bank, which were then sold to Lehman Holdings. The complaint additionally alleges that Lehman Bank and Aurora Loan Services assigned their rights and remedies under the loan purchase agreement, as well as the Indemnification Agreement, to Lehman Holdings, which latter assignment purportedly took place on March 28, 2011. Lehman Holdings declared in a letter dated June 2, 2011 that the Indemnification Agreement was null and void except as to losses previously released and discharged, which is disputed by SecurityNational Mortgage.

 SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

9) Reinsurance, Commitments and Contingencies

Lehman Holdings’ alleged claims are for damages for breach of contract and breach of warranty pursuant to a loan purchase agreement and Seller’s Guide. Based on claiming that the Indemnification Agreement is null and void pursuant to its lawsuit, Lehman Holdings has initially claimed damages in excess of $5,000,000. Prior to declaring the Indemnification Agreement null and void, Lehman Holdings claimed in a then recent billing statement under the terms of the Indemnification Agreement, that SecurityNational Mortgage owed approximately $3,745,000 for mortgage loan losses under the Indemnification Agreement. SecurityNational Mortgage strongly disagrees with the position of Lehman Holdings and, as set forth in its May 11, 2011 complaint, seeks affirmative relief of approximately $4,000,000 from Lehman Bank and Aurora Loan Services. Lehman Bank is a subsidiary of a company owned by Lehman Holdings, and Aurora Loan Services is a subsidiary of Lehman Bank.

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

On May 6, 2014, Judge Nuffer issued his summary of facts, conclusions of law and order granting SecurityNational Mortgage’s motion for summary judgment and denying the cross motion of Lehman Bank and Aurora Loan Services. On May 27, 2014, Lehman Bank and Aurora Loan Services filed a motion to reconsider Judge Nuffer’s summary judgment ruling. On June 2, 2014, a hearing was held before Judge Nuffer to determine the amount owing to SecurityNational Mortgage pursuant to the summary judgment ruling. On December 23, 2014, Judge Nuffer issued an order denying Lehman Bank’s and Aurora Loan Services’ motion for reconsideration of his summary judgment ruling in favor of SecurityNational Mortgage.

On December 24, 2014, Judge Nuffer issued an amended order granting SecurityNational Mortgage’s motion for summary judgment. The amended order provided that the amount of monies previously paid by SecurityNational Mortgage that were wrongfully applied by Lehman Bank to losses on loans actually owed by Lehman Holdings, as established at the June 2, 2014 hearing, was $3,892,974. The amended order also provided for prejudgment interest at 9% per annum to SecurityNational Mortgage. The total amount of prejudgment interest awarded is $1,674,240 through May 31, 2014, with a per diem of $960 for each day after May 31, 2014 until judgment. The court also commented that further replenishment of the indemnification fund under the Indemnification Agreement appears to be barred by language in the assignment effecting a waiver, but that this issue had not been briefed before the June 2, 2014 hearing. In addition, the court stated that the offset that Lehman Bank and Aurora Loan Services pled as an affirmative defense had not yet been adjudicated by the court. Finally, the court ordered the parties to meet and confer by January 16, 2015, and to file a motion to schedule the disposition of the remaining issues in the case. The motion is to clarify whether any issues other than the offset remain to be resolved.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

9) Reinsurance, Commitments and Contingencies

On May 7, 2014, Judge Stewart issued an order for the parties to submit supplemental briefs as to the effect of Judge Nuffer’s summary judgment order on SecurityNational Mortgage’s motion for summary judgment in the Lehman Holdings case. The supplemental briefing was continued until January 16, 2015. Judge Stewart also granted leave for SecurityNational Mortgage to file an additional motion for summary judgment in the Lehman Holdings case on the basis that the claims of Lehman Holdings are barred by the statute of limitations.  The motion was also to be filed by January 16, 2015.  The August 11, 2014 trial setting before Judge Stewart in the Lehman Holdings case was stricken without providing a new trial date.

On January 16, 2015, SecurityNational Mortgage and Lehman Holdings filed briefs with Judge Stewart concerning the effect of the rulings in Judge Nuffer’s case on the case before Judge Stewart, and on the same date SecurityNational Mortgage filed a motion for summary judgment in the Lehman Holdings case based on the statute of limitations.  A hearing concerning SecurityNational Mortgage’s summary judgment motion based on the statute of limitations is scheduled before Judge Stuart on April 14, 2015. On February 28, 2015, Lehman Bank and Aurora Loan Services filed a partial summary judgment motion before Judge Nuffer asserting that the Indemnification Agreement security fund should be replenished, and for a right to offset alleged losses of approximately $8.6 million, based on more than 100 loans retained by Lehman Bank, against the amount owing to SecurityNational per Judge Nuffer’s summary judgment order. Lehman Bank and Aurora Loan Services asserts that another 124 loans are not analyzed yet for potential breaches.

SecurityNational Mortgage had until March 30, 2015 to respond to the motion of Lehman Bank and Aurora Loan Services, and to file a motion if so determined by SecurityNational Mortgage. SecurityNational Mortgage asserts that Lehman Bank and Aurora Loan Services have no rights to a replenishment of the Indemnification Agreement reserve account, or for any offset against the liability of Lehman Bank and Aurora Loan Services to SecurityNational Mortgage, including the assertion that Lehman Bank and Aurora Loan Services executed an assignment to Lehman Holdings containing a waiver and release of rights and remedies which affect the foregoing asserted replenishment and offset matters. On March 30, 2015, SecurityNational Mortgage filed a response in opposition to the partial summary judgement motion of Lehman Bank and Aurora Loan Services and also filed its own partial summary judgment motion on the same issue against Lehman Bank and Aurora Loan Services.

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which if adversely determined, would have a material adverse effect on its financial condition or results of operation.

Non-Cancelable Leases

The Company leases office space and equipment under various non-cancelable agreements, with remaining terms up to five years. Minimum lease payments under these non-cancelable operating leases as of December 31, 2014, are approximately as follows:

Years Ending
December 31
2015	$4,299,185
2016	3,610,599
2017	2,835,947
2018	1,188,581
2019	563,956
Total	$12,498,268

Total rent expense related to non-cancelable operating leases for the years ended December 31, 2014, 2013, and 2012 was approximately $5,589,000, $4,307,000 and $3,425,000, respectively.

 SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

9)       Reinsurance, Commitments and Contingencies

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of December 31, 2014, the Company’s commitments were $49,307,000, for these loans of which $33,072,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of December 31, 2014). Maturities range between six and twelve months.

The Company belongs to a captive insurance group for certain casualty insurance, worker compensation and liability programs. Insurance reserves are maintained relative to these programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the insurance liabilities and related reserves, the captive insurance management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since captive insurance management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At December 31, 2014, $929,417 of reserves was established related to such insurance programs versus $524,034 at December 31, 2013.

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

The Company’s contributions are allocated to eligible employees based on the ratio of each eligible employee’s compensation to total compensation for all eligible employees during each year. The Company did not make any contributions for 2014, 2013 and 2012. At December 31, 2014, the ESOP held 579,918 shares of Class A and 252,974 shares of Class C common stock of the Company. All shares held by the ESOP have been allocated to the participating employees and all shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

The Company has three 401(k) savings plans covering all eligible employees, as defined above, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pretax contributions up to a maximum of $17,500, $17,500 and $17,000 for the years 2014, 2013 and 2012, respectively or the statutory limits.

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company matched 100% of up to 3% of an employee’s total annual compensation and matched 50% of 4% to 5% of an employee’s annual compensation. The match was in Company stock. The Company’s contribution for 2014, 2013 and 2012 was $808,572, $749,898 and $222,719, respectively under the “Safe Harbor” plan.

 SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

10)      Retirement Plans (Continued)

In 2001, the Company’s Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The Board has appointed a Committee of the Company to be the Plan Administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2014, 2013 and 2012.

The Company had a deferred compensation agreement with its past Chief Executive Officer. The deferred compensation was payable on the retirement or death of this individual either in annual installments over 10 years or in a lump sum settlement, if approved by the Board of Directors. The amount to be paid was $60,000 per year with cost of living adjustments each anniversary. The compensation agreement also provided that any remaining balance would be paid to his heirs in the event of his death. In 2014, the Board of Directors approved a lump sum for the payment of  $598,426, which represented a full and final payment

On July 16, 2004, the Company entered into an employment agreement with Scott M. Quist, the Chairman of the Board, President and Chief Executive Officer. The agreement is effective as of December 4, 2003 and has a five-year term, but the Company has agreed to renew the agreement on December 4, 2008 and 2013 for additional five-year terms, provided Mr. Quist performs his duties with usual and customary care and diligence. Under the terms of the agreement, Mr. Quist is to devote his full time to the Company serving as its Chairman of the Board, President, and Chief Executive Officer at not less than his current salary and benefits. The Company also agrees to maintain a group term life insurance policy of not less than $1,000,000 on Mr. Quist’s life and a whole life insurance policy in the amount of $500,000 on Mr. Quist’s life. In the event of disability, Mr. Quist’s salary would be continued for up to five years at 75% of its current level.

On In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits there under, the remaining benefits are to be paid to his heirs. The Company expensed $833,183 and $264,000 in fiscal 2014 and 2013, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $2,270,425 and $1,437,242 as of December 31, 2014 and 2013, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

10)     Retirement Plans (Continued)

In the event of a sale or merger of the Company and Mr. Beckstead is not retained in his current position, the Company would be obligated to continue Mr. Beckstead’s current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62½) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits there under, the remaining benefits are to be paid to his heirs. The Company expensed $154,817 and $-0- in fiscal 2014 and 2013, respectively, to cover the present value of the retirement benefit of the agreement. The liability accrued is $768,220 and $613,403, as of December 31, 2014 and 2013, respectively.

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits there under, the remaining benefits are to be paid to his heirs. The Company expensed $833,183 and $264,000 in fiscal 2014 and 2013, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $2,270,425 and $1,437,242 as of December 31, 2014 and 2013, respectively.

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

In the event of a sale or merger of the Company and Mr. Beckstead is not retained in his current position, the Company would be obligated to continue Mr. Beckstead’s current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62½) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits there under, the remaining benefits are to be paid to his heirs. The Company expensed $154,817 and $-0- in fiscal 2014 and 2013, respectively, to cover the present value of the retirement benefit of the agreement. The liability accrued is $768,220 and $613,403, as of December 31, 2014 and 2013, respectively.

11)     Capital Stock

The Company has two classes of common stock with shares outstanding, Class A common shares and Class C common shares. Class C shares have 10 votes per share on all matters except for the election of one third of the directors who are elected solely by the Class A shares. Class C shares are convertible into Class A shares at any time on a one to one ratio. The decrease in treasury stock was the result of treasury stock being used to fund the company’s 401(k) and Deferred Compensation Plans.

 SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

11)     Capital Stock (Continued)

Stockholders of both classes of common stock have received 5% stock dividends in the years 1990 through 2014, as authorized by the Company’s Board of Directors.

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

The reverse stock split and weighted voting of the Company's Class C common stock became effective on August 1, 2014, when the Articles of Restatement and Amendment to the Company's Articles of Incorporation were filed with the Utah Division of Corporations and Commercial Code. The reverse stock split will affect all of the holders of the Company's Class C common stock uniformly but will not affect any Class C stockholder's percentage ownership interest in the Company or proportionate voting power, except for insignificant changes that will result from the rounding up of fractional shares. Additionally, the reverse stock split will not impact the existing shares of Class A common stock.

The following table summarizes the activity in shares of capital stock for the three-year period ended December 31, 2014:

	Class A	Class C (1)
Balance at December 31, 2011	9,638,798	1,013,598

Exercise of stock options	685,753	31,891
Stock dividends	518,702	52,244
Conversion of Class C to Class A	323	(323)

Balance at December 31, 2012	10,843,576	1,097,410

Exercise of stock options	359,786	211,211
Stock dividends	562,152	63,342
Conversion of Class C to Class A	41,773	(41,773)

Balance at December 31, 2013	11,807,287	1,330,191

Exercise of stock options	54,412	-
Stock dividends	595,020	66,384
Reverse stock split true up		15
Conversion of Class C to Class A	2,521	(2,521)

Balance at December 31, 2014	12,459,240	1,394,069

(1) Class C shares have been retroactively adjusted for the effect of the 1-for-10 reverse stock split that was approved by the stockholders in 2014.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

11)     Capital Stock (Continued)

Earnings per share amounts have been retroactively adjusted for the effect of annual stock dividends. In accordance with accounting principles generally accepted in the United States of America, the basic and diluted earnings per share amounts were calculated as follows:

	2014	2013	2012
Numerator:
Net earnings	$7,754,648	$7,585,921	$16,712,518

Denominator:
Denominator for basic earnings per share-weighted-average shares	12,518,743	12,366,029	11,427,568
Effect of dilutive securities
Employee stock options	409,266	615,547	599,281
Dilutive potential common shares	409,266	615,547	599,281

Denominator for diluted earnings (loss) per share-adjusted weighted-average shares and assumed conversions	12,928,009	12,981,576	12,026,849

Basic earnings per share	$0.62	$0.61	$1.46
Diluted earnings per share	$0.60	$0.58	$1.39

12)     Stock Compensation Plans

The Company has four fixed option plans (the “2003 Plan”, the “2006 Director Plan”, the “2013 Plan” and the “2014 Director Plan”). Compensation expense for options issued of $391,220, $88,369 and $251,031 has been recognized under these plans for 2014, 2013 and 2012, respectively. As of December 31, 2014, the total unrecognized compensation expense related to the options issued in December 2014 and July 2014 were $280,287 and $86,924, respectively, which is expected to be recognized over the vesting period of one year.

The weighted-average fair value of each option granted in 2014 under the 2013 Plan, is estimated at $1.74 for the July 2, 2014 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 57.77%, risk-free interest rate of 1.79%, and an expected term of 5.32 years.

The weighted-average fair value of each option granted in 2014 under the 2013 Plan and the 2014 Director Plan, is estimated at $1.56 for the December 5, 2014 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 52.31%, risk-free interest rate of 1.69%, and an expected term of 5.31 years.

The weighted-average fair value of each option granted in 2014 under the 2014 Director Plan, is estimated at $1.56 for the December 7, 2014 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 52.27%, risk-free interest rate of 1.76%, and an expected term of 5.31 years.

The weighted-average fair value of each option granted in 2013 under the 2013 Plan and the 2006 Director Plan, is estimated at $1.96 for the December 6, 2013 and December 7, 2013 options as of the grant date using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 5%, volatility of 67.93%, risk-free interest rate of 1.68%, and an expected term of 5.31 years.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

12)     Stock Compensation Plans (Continued)

The weighted-average fair value of each option granted in 2012 under the 2006 Director Plan, is estimated at $3.18 for the December 7, 2012 options as of the grant date using the Black Scholes Option Pricing Model with the following weighted-average assumptions: dividend yield of 5%, volatility of 73.89%, risk-free interest rate of 0.70%, and an expected term of 5.31 years.

The weighted-average fair value of each option granted in 2012 under the 2003 Plan and the 2006 Director Plan, is estimated at $0.64 and $0.66, respectively for the April 13, 2012 options as of the grant date using the Black Scholes Option Pricing Model with the following weighted-average assumptions: dividend yield of 5% and 5%, volatility of
70.26% and 72.58%, risk-free interest rate of 0.84% and 1.04%, and an expected term of 4.53 to 5.32 years, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

12) Stock Compensation Plans (Continued)

Activity of the stock option plans is summarized as follows:
	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,996,543	$2.40	361,028	$2.38
Adjustment for the effect of stock dividends	43,928		24,515
Granted	347,000		-
Exercised	(1,041,276)		(52,500)
Cancelled	(123,134)		-
Reclass from A to C	(250,808)		250,808

Outstanding at December 31, 2012	972,253	$2.07	583,851	$2.18
Adjustment for the effect of stock dividends	17,962		24,222
Granted	81,960		50,000
Exercised	(485,366)		(190,602)
Cancelled	(76,676)		(63,814)
Reclass from A to C	(105,000)		105,000

Outstanding at December 31, 2013	405,133	$2.41	508,657	$2.00
Adjustment for the effect of stock dividends	24,446		32,934
Granted	173,500		150,000
Exercised	(59,713)		-
Cancelled	(30,571)		-

Outstanding at December 31, 2014	512,795	$3.20	691,591	$2.54

Exercisable at end of year	343,987	$2.50	547,216	$2.00

Available options for future grant	265,198		-

Weighted average contractual term of options outstanding at December 31, 2014	7.70 years		3.42 years

Weighted average contractual term of options exercisable at December 31, 2014	6.65 years		1.79 years

Aggregated intrinsic value of options outstanding at December 31, 2014 (1)	$1,042,682		$1,856,886

Aggregated intrinsic value of options exercisableat December 31, 2014 (1)	$940,079		$1,780,498

(1) The Company used a stock price of $5.22 as of December 31, 2014 to derive intrinsic value.

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the years ended December 31, 2014 and 2013 was $173,650 and $2,179,393, respectively.

 SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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

Statutory net income and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

	Net Income			Capital and Surplus
	2014	2013	2012	2014	2013
Amounts by insurance subsidiary:
Security National Life Insurance Company	$5,137,208	$1,283,311	$391,533	$34,356,157	$29,597,289

Memorial Insurance Company of America	415	237	159	1,082,587	1,083,237

Southern Security Life Insurance Company, Inc.	467	1,288	184	1,590,424	1,586,832

Trans-Western Life Insurance Company	1,304	1,906	2,113	499,182	497,878

Total	$5,139,394	$1,286,742	$393,989	$37,528,350	$32,765,236

The Utah, Arkansas, Mississippi and Texas Insurance Departments impose minimum risk-based capital requirements (“RBC”) that were developed by the NAIC on insurance enterprises. The formulas for determining the RBC specify various factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries have a combined weighted Ratio that is greater than the first level of regulatory action as of December 31, 2014.

Generally, the net assets of the life insurance subsidiaries available for transfer to the Company are limited to the amounts of the life insurance subsidiaries net assets, as determined in accordance with statutory accounting practices, which were $37,528,350 at December 31, 2014, exceed minimum statutory capital requirements; however, payments of such amounts as dividends are subject to approval by regulatory authorities.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

14)     Business Segment Information (Continued)

	2014
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$57,037,623	$11,426,308	$124,668,054	$-	$193,131,985
Net investment income	23,008,489	275,324	5,019,927	-	28,303,740
Realized gains (losses) on
investments and other assets	1,208,391	585,543	124,242	-	1,918,176
Other than temporary impairments	(164,240)	-	-	-	(164,240)
Other revenues	682,682	169,464	2,894,867	-	3,747,013
Intersegment revenues:
Net investment income	6,128,389	1,288,856	642,880	(8,060,125)	-
Total revenues	87,901,334	13,745,495	133,349,970	(8,060,125)	226,936,674
Expenses:
Death and other policy benefits	29,789,964	-	-	-	29,789,964
Increase in future policy benefits	18,060,151	-	-	-	18,060,151
Amortization of deferred policy and preneed acquisition costs and value of business acquired	6,561,589	331,389	-	-	6,892,978
Depreciation	644,510	436,390	1,096,265	-	2,177,165
General, administrative and other costs:
Intersegment	24,000	166,079	208,513	(398,592)	-
Provision for loan losses	-	-	3,053,403	-	3,053,403
Costs related to funding mortgage
loans	-	-	6,877,069	-	6,877,069
Other	23,045,928	10,245,144	111,319,492	(2)	144,610,562
Interest expense:
Intersegment	725,354	1,481,317	5,454,860	(7,661,531)	-
Other	578,083	421,920	1,994,426	-	2,994,429
Total benefits and expenses	79,429,579	13,082,239	130,004,028	(8,060,125)	214,455,721
Earnings before income taxes	$8,471,755	$663,256	$3,345,942	$-	$12,480,953
Income tax expense	(3,427,254)	-	(1,299,051)	-	(4,726,305)
Net earnings	$5,044,501	$663,256	$2,046,891	$-	$7,754,648

Identifiable assets	$652,348,803	$109,114,226	$52,349,204	$(142,742,671)	$671,069,562

Goodwill	$2,765,570	$-	$-	$-	$2,765,570

Expenditures for long-lived assets	$1,420,950	$121,677	$737,936	$-	$2,280,563

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

14)     Business Segment Information (Continued)

	2013
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$51,322,567	$12,000,375	$127,950,021	$-	$191,272,963
Net investment income	15,877,784	268,923	4,207,295	-	20,354,002
Realized gains (losses) on investments and other assets	1,402,352	15,699	-	-	1,418,051
Other than temporary impairments	(336,226)	-	-	-	(336,226)
Other revenues	538,009	94,703	1,973,518	-	2,606,230
Intersegment revenues:
Net investment income	7,220,282	1,356,825	262,074	(8,839,181)	-
Total revenues	76,024,768	13,736,525	134,392,908	(8,839,181)	215,315,020
Expenses:
Death and other policy benefits	28,534,936	-	-	-	28,534,936
Increase in future policy benefits	19,594,890	-	-	-	19,594,890
Amortization of deferred policy and preneed acquisition costs and value of business acquired	4,811,300	370,537	-	-	5,181,837
Depreciation	401,893	426,641	792,535	-	1,621,069
General, administrative and other costs:
Intersegment	24,000	141,367	199,193	(364,560)	-
Provision for loan losses	-	-	1,751,472	-	1,751,472
Costs related to funding mortgage
loans	-	-	6,635,290	-	6,635,290
Other	18,753,753	10,467,717	110,096,627	1	139,318,098
Interest expense:
Intersegment	802,352	1,664,096	6,008,174	(8,474,622)	-
Other	233,343	443,133	2,177,225	-	2,853,701
Total benefits and expenses	73,156,467	13,513,491	127,660,516	(8,839,181)	205,491,293
Earnings before income taxes	$2,868,301	$223,034	$6,732,392	$-	$9,823,727
Income tax (expense) benefit	399,304	-	(2,637,110)	-	(2,237,806)
Net earnings	$3,267,605	$223,034	$4,095,282	$-	$7,585,921

Identifiable assets	$591,465,834	$114,454,631	$50,250,677	$(137,413,688)	$618,757,454

Goodwill	$391,848	$285,191	$-	$-	$677,039

Expenditures for long-lived assets	$659,259	$1,100,195	$1,810,879	$-	$3,570,333

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

14)     Business Segment Information (Continued)

	2012
	Life	Cemetery/		Reconciling
	Insurance	Mortuary	Mortgage	Items	Consolidated
Revenues:
From external sources:
Revenue from customers	$49,550,904	$10,864,497	$150,553,261	$-	$210,968,662
Net investment income	16,616,541	333,625	4,965,411	-	21,915,577
Realized gains (losses) on investments and other assets	1,415,556	8,954	-	-	1,424,510
Other than temporary impairments	(1,207,632)	-	-	-	(1,207,632)
Other revenues	482,325	136,189	540,538	-	1,159,052
Intersegment revenues:
Net investment income	7,570,979	1,435,891	294,980	(9,301,850)	-
Total revenues	74,428,673	12,779,156	156,354,190	(9,301,850)	234,260,169
Expenses:
Death and other policy benefits	24,246,088	-	-	-	24,246,088
Increase in future policy benefits	21,435,191	-	-	-	21,435,191
Amortization of deferred policy and preneed acquisition costs and value of business acquired	5,137,586	311,843	-	-	5,449,429
Depreciation	315,960	426,006	516,131	-	1,258,097
General, administrative and other costs:
Intersegment	24,000	102,726	137,696	(264,422)	-
Provision for loan losses	-	-	4,239,418	-	4,239,418
Costs related to funding mortgage
loans	-	-	6,931,045	-	6,931,045
Other	17,824,800	9,582,499	118,198,014	2	145,605,315
Interest expense:
Intersegment	694,442	1,681,987	6,661,001	(9,037,430)	-
Other	159,659	455,449	3,129,185	-	3,744,293
Total benefits and expenses	69,837,726	12,560,510	139,812,490	(9,301,850)	212,908,876
Earnings before income taxes	$4,590,947	$218,646	$16,541,700	$-	$21,351,293
Income tax (expense) benefit	1,755,258	-	(6,394,033)	-	(4,638,775)
Net earnings	$6,346,205	$218,646	$10,147,667	$-	$16,712,518

Identifiable assets	$558,845,424	$116,368,747	$55,613,678	$(133,611,226)	$597,216,623

Goodwill	$391,848	$285,191	$-	$-	$677,039

Expenditures for long-lived assets	$400,605	$689,154	$2,131,861	$-	$3,221,620

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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

Call and Put Options: The Company uses quoted market prices to value its call and put options.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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

In addition to this analysis performed by the Company, the Company depreciates Other Real Estate Held for Investment. This depreciation reduces the book value of these properties and lessens the exposure to the Company from further deterioration in real estate values.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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
Years Ended December 31, 2014, 2013 and 2012

16)      Fair Value of Financial Instruments (Continued)

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the consolidated balance sheet at December 31, 2014.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$6,752,750	$6,752,750	$-	$-
Total securities available for sale	6,752,750	6,752,750	-	-
Restricted assets of cemeteries and mortuaries	715,202	715,202	-	-
Cemetery perpetual care trust investments	695,235	695,235	-	-
Derivatives - interest rate lock commitments	2,111,529	-	-	2,111,529

Total assets accounted for at fair value on a recurring basis	$10,274,716	$8,163,187	$-	$2,111,529

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(45,310,699)	$-	$-	$(45,310,699)
Future policy benefits - annuities	(65,540,985)	-	-	(65,540,985)
Derivatives - bank loan interest rate swaps	(31,370)	-	-	(31,370)
- call options	(116,036)	(116,036)	-	-
- put options	(11,867)	(11,867)
- interest rate lock commitments	(181,678)	-	-	(181,678)

Total liabilities accounted for at fair value on a recurring basis	$(111,192,635)	$(127,903)	$-	$(111,064,732)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

16)     Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2013	$(48,000,668)	$(65,052,928)	$1,487,908	$(58,310)

Total Losses (Gains):

Included in earnings	2,689,969	(488,057)	-	-

Included in other comprehensive income (loss)	-	-	441,943	26,940

Balance - December 31, 2014	$(45,310,699)	$(65,540,985)	$1,929,851	$(31,370)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2014.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$3,741,381	$-	$-	$3,741,381
Real estate held for investment	53,500	-	-	53,500

Total assets accounted for at fair value on a nonrecurring basis	$3,794,881	$-	$-	$3,794,881

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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
Years Ended December 31, 2014, 2013 and 2012

16)     Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the consolidated balance sheet at December 31, 2013.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$2,494,254	$-	$-	$2,494,254
Mortgage loans on real estate	89,000	-	-	89,000
Real estate held for investment	660,784	-	-	660,784
Total assets accounted for at fair value on a nonrecurring basis	$3,244,038	$-	$-	$3,244,038

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2014. The estimated fair value amounts for December 31, 2014 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2014:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans:
Residential	$51,876,621	$-	$-	$55,247,638	$55,247,638
Residential construction	32,971,824	-	-	32,971,824	32,971,824
Commercial	35,201,627	-	-	36,829,266	36,829,266
Mortgage loans, net	$120,050,072	$-	$-	$125,048,728	$125,048,728
Policy loans	7,011,012	-	-	7,011,012	7,011,012
Other loans	27,114,416	-	-	27,114,416	27,114,416
Short-term investments	27,059,495	-	-	27,059,495	27,059,495

Liabilities
Bank and other loans payable	$(28,989,008)	$-	$-	$(28,989,008)	$(28,989,008)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

16)     Fair Value of Financial Instruments (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of December 31, 2013:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans:
Residential	$48,503,639	$-	$-	$51,537,154	$51,537,154
Residential construction	12,812,359	-	-	12,812,359	12,812,359
Commercial	41,465,880	-	-	42,441,268	42,441,268
Mortgage loans, net	$102,781,878	$-	$-	$106,790,781	$106,790,781
Policy loans	7,520,376	-	-	7,520,376	7,520,376
Other loans	12,203,630	-	-	12,203,630	12,203,630
Short-term investments	12,135,719	-	-	12,135,719	12,135,719

Liabilities
Bank and other loans payable	$(18,231,128)	$-	$-	$(18,231,128)	$(18,231,128)

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

Residential – The estimated fair value of mortgage loans originated prior to 2013 is determined by estimating expected future cash flows of interest payments and discounting them using current interest rates from single family mortgages. The estimated fair value of mortgage loans originated in 2013 and 2014 is determined from pricing of similar loans that were sold in 2013 and 2014.

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

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

17)     Accumulated Other Comprehensive Income

The following summarizes the changes in accumulated other comprehensive income:

	December 31
	2014	2013
Unrealized losses on available for-sale securities	$(390,143)	$(12,299)
Reclassification adjustment for net realized gains in net income	293,985	538,311
Net unrealized gains (losses) before taxes	(96,158)	526,012
Tax (expense) benefit	30,310	(221,221)
Net	(65,848)	304,791
Potential unrealized gains for derivative bank loans (interest rate swaps) before taxes	26,940	35,262
Tax expense	(10,507)	(9,073)
Net	16,433	26,189
Potential unrealized gains (losses) for derivative mortgage loans before taxes	441,943	(1,473,557)
Tax (expense) benefit	(172,358)	426,614
Net	269,585	(1,046,943)
Other comprehensive income (loss) changes	$220,170	$(715,963)

The following is the accumulated balances of other comprehensive income as of December 31, 2014:

	Beginning Balance December 31, 2013	Change for the period	Ending Balance December 31, 2014
Unrealized net gains on available-for-sale securities and trust investments	$346,341	$(65,848)	$280,493

Unrealized gains (losses) on derivative mortgage loans	907,624	269,585	1,177,209

Unrealized gains (losses) on derivative bank loan interest rate swaps	(35,569)	16,433	(19,136)
Other comprehensive income	$1,218,396	$220,170	$1,438,566

The following is the accumulated balances of other comprehensive income as of December 31, 2013:

	Beginning Balance December 31, 2012	Change for the period	Ending Balance December 31, 2013
Unrealized net gains on available-for-sale securities and trust investments	$41,550	$304,791	$346,341

Unrealized gains (losses) on derivative mortgage loans	1,954,567	(1,046,943)	907,624

Unrealized gains (losses) on derivative bank loan interest rate swaps	(61,758)	26,189	(35,569)
Other comprehensive income	$1,934,359	$(715,963)	$1,218,396

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

18)    Derivative Commitments

The Company has adopted a strategy of selling “out of the money” call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company has adopted the selling of put options as a means of generating cash or purchasing equity securities at lower than current market prices.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the market value of the option.  The liability for options is adjusted to market value at each reporting date. The market value of outstanding options as of December 31, 2014 and December 31, 2013 was $127,903 and $124,174, respectively.  In the event a call option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option.  If the option expires unexercised, the Company recognizes a gain from the sale of the option.

 The following table shows the fair value of derivatives as of December 31, 2014 and December 31, 2013.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$2,111,529	other assets	$1,511,111	Other liabilities	$181,678	Other liabilities	$23,203
Call Options		-		-	Other liabilities	116,036	Other liabilities	124,174
Put Options		-		-	Other liabilities	11,867	Other liabilities	-
Interest rate swaps		-		-	Bank loans payable	31,370	Bank loans payable	58,310
Total		$2,111,529		$1,511,111		$340,951		$205,687

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain (Loss) Recognized in OCI
	Years ended December 31
Derivative - Cash Flow Hedging Relationships:	2014	2013
Interest Rate Lock Commitments	$441,943	$(1,473,557)
Interest Rate Swaps	26,940	35,262
Sub Total	468,883	(1,438,295)
Tax Effect	182,865	(417,541)
Total	$286,018	$(1,020,754)

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

19)     Acquisitions

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

The estimated fair value of the acquisition is based on market assumptions of the future value of the business acquired, the collectability of receivables, the current value of equipment purchased and the useful life of proprietary software.  Based on the unobservable nature of certain of these assumptions, the valuation is considered Level 3 under the fair value hierarchy.

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisition of American Funeral Financial had occurred at the beginning of the years ended December 31, 2014, 2013 and 2012, respectively. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

19)     Acquisitions (Continued)
	For the Year Ended December 31 (unaudited)
	2014	2013	2012
Total revenues	$229,268,653	$220,011,370	$236,854,910
Net earnings	$7,996,405	$7,963,589	$16,576,647
Net earnings per Class A equivalent common share	$0.64	$0.64	$1.45
Net earnings per Class A equivalent common share
assuming dilution	$0.62	$0.61	$1.38

20)     Mortgage Servicing Rights

The following table presents the MSR activity for 2014 and 2013.

	December 31 2013
	2014	2013
Amortized cost:
Balance before valuation allowance at beginning of year	$4,844,101	$2,797,470
MSRs received as proceeds from loan sales	3,741,381	2,494,254
Amortization	(750,735)	(447,623)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$7,834,747	$4,844,101

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at year end	$-	$-

Mortgage servicing rights, net	$7,834,747	$4,844,101

Estimated fair value of MSRs at year end	$8,485,570	$5,491,270

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

20)     Mortgage Servicing Rights (Continued)

The Company reports these MSRs pursuant to the accounting policy discussed in Note 1 of the Notes to Consolidated Financial Statements. The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its December 31, 2014 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR Amortization
2015	$870,527
2016	870,527
2017	870,527
2018	870,527
2019	870,527
Thereafter	3,482,112
Total	$7,834,747

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

21)     Quarterly Financial Data (Unaudited)

	2014
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$45,053,276	$59,411,730	$61,725,792	$60,745,876
Benefits and expenses	44,887,289	55,224,633	58,348,652	55,995,147
Earnings before income taxes	165,987	4,187,097	3,377,140	4,750,729
Income tax expense	(27,139)	(1,563,034)	(1,239,318)	(1,896,814)
Net earnings	138,848	2,624,063	2,137,822	2,853,915
Net earnings per common share (1)	$0.01	$0.21	$0.17	$0.23
Net earnings per common share assuming dilution (1)	$0.01	$0.20	$0.17	$0.22

	2013
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$54,852,234	$61,332,289	$50,552,791	$48,577,706
Benefits and expenses	51,624,611	56,862,769	48,588,507	48,415,406
Earnings before income taxes	3,227,623	4,469,520	1,964,284	162,300
Income tax benefit (expense)	(1,194,357)	(1,670,275)	(697,793)	1,324,619
Net earnings	2,033,266	2,799,245	1,266,491	1,486,919
Net earnings per common share (1)	$0.17	$0.23	$0.10	$0.12
Net earnings per common share assuming dilution (1)	$0.15	$0.21	$0.10	$0.11

	2012
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$47,323,223	$56,528,210	$63,747,903	$66,660,833
Benefits and expenses	44,994,631	51,491,833	57,615,608	58,806,804
Earnings before income taxes	2,328,592	5,036,377	6,132,295	7,854,029
Income tax expense	(666,409)	(1,443,345)	(2,142,249)	(386,772)
Net earnings	1,662,183	3,593,032	3,990,046	7,467,257
Net earnings per common share (1)	$0.16	$0.34	$0.37	$0.67
Net earnings per common share assuming dilution (1)	$0.15	$0.32	$0.34	$0.61

(1) Earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Under the supervision and with the participation of  the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2014. Based on that assessment the Company believes that, at December 31, 2014, its internal control over financial reporting was effective.

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

There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The reverse stock split and weighted voting of the Company's Class C common stock became effective on August 1, 2014, when the Articles of Restatement and Amendment to the Company's Articles of Incorporation were filed with the Utah Division of Corporations and Commercial Code. The reverse stock split will affect all of the holders of the Company's Class C common stock uniformly but will not affect any Class C stockholder's percentage ownership interest in the Company or proportionate voting power, except for insignificant changes that will result from the rounding up of fractional shares. Additionally, the reverse stock split will not impact the existing shares of Class A common stock.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors consists of nine persons, five of whom are not employees of the Company. There are no family relationships between or among any of the directors and executive officers, except that Scott M. Quist and Christie Q. Overbaugh are brother and sister, Jason G. Overbaugh is the son of Ms. Christie Q. Overbaugh, and S. Andrew Quist is the son of Scott M. Quist. The following table sets forth certain information with respect to the directors and executive officers of the Company.

Name	Age	Position with the Company
Scott M. Quist	61	Chairman of the Board, President, Chief Executive Officer and Director

Garrett S. Sill	44	Chief Financial Officer and Treasurer

J. Lynn Beckstead, Jr.	61	Vice President Mortgage Operations and Director

Christie Q. Overbaugh	66	Senior Vice President of Internal Operations

Jason G. Overbaugh	40	Vice President, Assistant Secretary, National Marketing Director of Life Insurance and Director

Jeffrey R. Stephens	61	General Counsel and Corporate Secretary

S. Andrew Quist	34	Vice President, Associate General Counsel and Director

John L. Cook	60	Director

Gilbert A. Fuller	74	Director

Robert G. Hunter	55	Director

H. Craig Moody	63	Director

Norman G. Wilbur	76	Director

Directors

The following is a description of the business experience of each of the Company’s directors.

Scott M. Quist has served as Chairman of the Board and Chief Executive Officer of the Company since September 2012. Mr. Quist also serves as the Company’s President, a position he has held since 2002. He has also served as a director of the Company since 1986.  Mr. Quist served as First Vice President of the Company from 1986 to 2002.  From 1980 to 1982, Mr. Quist was a tax specialist with Peat, Marwick, Mitchell, & Co., in Dallas, Texas.  From 1986 to 1991, he was Treasurer and a director of The National Association of Life Companies, a trade association of 642 insurance companies until its merger with the American Council of Life Companies.  Mr. Quist has been a member of the Board of Governors of the Forum 500 Section (representing small insurance companies) of the American Council of Life Insurance.  He has also served as a regional director of Key Bank of Utah since November 1993.  Mr. Quist is currently a director and a past president of the National Alliance of Life Companies, a trade association of over 200 life companies.  Mr. Quist holds a B.S. degree in Accounting from Brigham Young University and also received his law degree from Brigham Young University.  Mr. Quist’s significant expertise and deep understanding of the technical, organizational and strategic business aspects of the insurance industry, his management expertise, his thirteen year tenure as President of the Company and 28 year tenure as a director, and his years of business and leadership experience led the Board of Directors to conclude that he should be appointed as Chairman of the Board and Chief Executive Officer of the Company.

J. Lynn Beckstead, Jr. has served as Vice President of Mortgage Operations and a director of the Company since 2002.  In addition, Mr. Beckstead is President of SecurityNational Mortgage, a wholly owned subsidiary of the Company, having served in this position since 1993.  From 1990 to 1993, Mr. Beckstead was Vice President and a director of Republic Mortgage Corporation.  From 1983 to 1990, Mr. Beckstead was Vice President and a director of Richards Woodbury Mortgage Corporation.  From 1980 to 1983, he was a principal broker for Boardwalk Properties.  From 1978 to 1980, Mr. Beckstead was a residential loan officer for Medallion Mortgage Company.  From 1977 to 1978, he was a residential construction loan manager for Citizens Bank.  Mr. Beckstead’s expertise in real estate, his 21 year tenure serving as President of SecurityNational Mortgage Company, and his business and leadership experience led the Board of Directors to conclude that he should serve as a director.

Jason G. Overbaugh has served as Vice President and Assistant Secretary of the Company since 2002. He has also served as a director of the Company since July 2013. Mr. Overbaugh has additionally served as a Vice President and National Marketing Director of Security National Life Insurance Company, a wholly owned subsidiary of the Company, since 2006. From 2003 to 2006, he served as a Vice President of Security National Life Insurance Company with responsibilities as an investment manager over construction lending and commercial real estate investments. From 2000 to 2003, he served as a Vice President of Memorial Estates, Inc., a wholly owned subsidiary of the Company, with responsibilities over operations and sales. In addition, Mr. Overbaugh has served since 2007 as a director of the LOMA Life Insurance Council, a trade association of life insurance companies. He is also a member of the NFDA Trade Association. Mr. Overbaugh received a B.S. degree in Finance from the University of Utah. Mr. Overbaugh’s expertise in insurance and marketing, and his 18 years of experience with the Company in its insurance, real estate, and mortuary and cemetery operations, led the Board of Directors to conclude that he should serve as a director.

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

John L. Cook has served as a director of the Company since December 2013.  Mr. Cook has served since 1982 as co-owner and operator of Cook Brothers Painting, Inc., a painting company that provides painting services for contractors and builders of residential and commercial properties. In addition, Mr. Cook attended the University of Utah. Mr. Cook’s years of experience with the construction industry and construction projects led the Board of Directors to conclude that Mr. Cook should serve as a director. As a director Mr. Cook advises the Board regarding the Company’s investments in commercial and residential real estate projects, including Dry Creek at East Village, a 282 unit multifamily development in Sandy City, Utah. Moreover, Mr. Cook’s extensive background in construction and building is important as the Company continues to acquire new real estate holdings and develop its current portfolio of undeveloped land into future developments that could provide additional long term revenues for the Company.

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

Norman G. Wilbur has served as a director of the Company since 1998.  Mr. Wilbur worked for J.C. Penny's regional offices in budget and analysis.  His final position was Manager of Planning and Reporting for J.C. Penny's stores.  After 36 years with J.C. Penny's, Mr. Wilbur opted for early retirement in 1997.  Mr. Wilbur holds a B.S. degree in Accounting from the University of Utah.  Mr. Wilbur is a past executive director of the Dallas area Habitat for Humanity.  Mr. Wilbur’s financial expertise and business experience from a successful career at JC Penny’s led the Board of Directors to conclude that he should serve as a director.  In addition, the Board of Directors’ determination that Mr. Wilbur is the Audit Committee “financial expert” lends further support to his financial acumen and qualification for serving as a director.

The Board of Directors, Board Committees and Meetings

The Company's Bylaws provide that the Board of Directors shall consist of not less than five or more than twelve members.  The term of office of each director is for a period of one year or until the election and qualification of his successor.  A director is not required to be a resident of the State of Utah or a stockholder of the Company.  The Board of Directors held a total of five meetings during the fiscal year ended December 31, 2014. Each of the directors attended 75% or more of the meetings of the Board of Directors during the 2014 fiscal year.

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

The Audit Committee directs the auditing activities of the Company's internal auditors and outside public accounting firm and approves the services of the outside public accounting firm.  The Audit Committee consists of Messrs. Gilbert A. Fuller, H. Craig Moody and Norman G. Wilbur (Chairman of the committee).  During 2014, the Audit Committee met on three occasions.

The Compensation Committee is responsible for recommending to the Board of Directors for approval the annual compensation of each executive officer of the Company and the executive officers of the Company's subsidiaries, developing policy in the areas of compensation and fringe benefits, contributions under the Employee Stock Ownership Plan, contributions under the 401(k) Retirement Savings Plans, Deferred Compensation Plan, granting of options under the stock option plans, and creating other employee compensation plans.  The Compensation Committee consists of Messrs. Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody and Norman G. Wilbur (Chairman of the committee).  During 2014, the Compensation Committee met on three occasions.

The Executive Committee reviews Company policy, major investment activities and other pertinent transactions of the Company.   The Executive Committee consists of Messrs. Gilbert A. Fuller, H. Craig Moody, S. Andrew Quist and Scott M. Quist (Chairman of the committee).  During 2014, the Executive Committee met on one occasion.

The Nominating and Corporate Governance Committee identifies individuals qualified to become board members consistent with criteria approved by the board, recommends to the board the persons to be nominated by the board for election as directors at a meeting of stockholders, and develops and recommends to the board a set of corporate governance principles.  The Nominating and Corporate Governance Committee consists of Messrs. John L. Cook, Gilbert A. Fuller, Robert G. Hunter, M.D., H. Craig Moody (Chairman of the committee), and Norman G. Wilbur.  The Nominating and Corporate Governance Committee is composed solely of independent directors, as defined in the listing standards of the Nasdaq Stock Market.  During 2014, the Nominating and Corporate Governance Committee met on three occasions.

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

Executive Officers

Garrett S. Sill has served as Chief Financial Officer and Treasurer since July 2013. From January 2013 to July 2013, Mr. Sill served as Acting Chief Financial Officer and Acting Treasurer. From 2011 to January 2013, Mr. Sill served as Vice President and Assistant Treasurer of Security National Life Insurance Company, a wholly owned subsidiary of the Company. From 2002 to 2011, Mr. Sill was Chief Financial Officer and Treasurer of SecurityNational Mortgage Company, a wholly owned subsidiary of the Company. From 1997 to 2002, Mr. Sill was Vice President and Controller of SecurityNational Mortgage Company. Mr. Sill is a certified public accountant, having been licensed since 2002. He holds a B.A. degree in Accounting from Weber State University and an M.B.A. degree in Business Administration from the University of Utah. Mr. Sill also serves as a member of the Advisory Council of the School of Accounting and Taxation at Weber State University.

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

Item 11.  Executive Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and the Company’s three other most highly compensated executive officers who were serving as executive officers at the end of 2014 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value Non-qualified Deferred Compensation Earnings (1) ($)	All Other Compen- sation (2) ($)	Total ($)
Scott M. Quist Chairman of the Board, President and Chief Executive Officer	2014	$429,400	$21,200	--	--	--	$40,066	$490,666
	2013	427,525	121,200	--	--	--	39,381	588,106
	2012	384,400	193,950	--	--	--	41,330	619,680

Garrett S. Sill Chief Financial Officer and Treasurer	2014	$173,903	$13,250	--	--	--	$16,180	$203,333
	2013	161,273	7,370	--	--	--	17,499	186,142
	2012	143,342	12,030	--	--	--	19,120	174,492

J. Lynn Beckstead, Jr. Vice President of Mortgage Operations	2014	$267,622	$81,826	--	--	--	$30,299	$379,747
	2013	265,997	117,277	--	--	--	31,098	414,372
	2012	255,667	144,916	--	--	--	23,996	424,579

Jeffrey R. Stephens General Counsel and Corporate Secretary	2014	$167,957	$12,350	--	--	--	$19,788	$200,095
	2013	164,123	8,100	--	--	--	17,663	189,886
	2012	156,833	16,850	--	--	--	19,926	193,609

S. Andrew Quist Vice President and Associate General Counsel	2014	$166,388	$54,325	--	--	--	$21,771	$242,484
	2013	154,186	7,725	--	--	--	19,889	181,800
	2012	138,267	42,955	--	--	--	19,080	200,302

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
a)
payments related to the operation of automobiles were for Scott M. Quist ($7,200 for each of the years 2014, 2013 and 2012); Garrett S. Sill ($-0- for each of the years 2014, 2013 and 2012); J. Lynn Beckstead Jr. ($-0- for each of the years 2014, 2013 and 2012); Jeffrey R. Stephens ($-0- for each of the years 2014, 2013 and 2012) and S. Andrew Quist ($-0- for each of the years 2014, 2013 and 2012). However, such payments do not include the furnishing of an automobile by the Company to Scott M. Quist and J. Lynn Beckstead Jr., nor the payment of insurance and property taxes with respect to the automobiles operated by the such executive officers;

b)
group life insurance premiums paid by the Company to a group life insurance plan for Scott M. Quist and J. Lynn Beckstead Jr. ($191 for 2014, $191 for 2013, and $207 for 2012); Garrett S. Sill ($191 for 2014, $191 for 2013, and $262 for 2012); Jeffrey R. Stephens ($191 for 2014, $191 for 2013, and $207 for 2012) and S. Andrew Quist ($191 for 2014, $191 for 2013, and $202 for 2012);

c)
life insurance premiums paid by the Company for the benefit of Scott M. Quist ($12,390 for 2014, $12,390 for 2013, and $15,016 for 2012); Garrett S. Sill ($-0- for each of the years 2014, 2013 and 2012, respectively); J. Lynn Beckstead Jr. ($4,200 for 2014, $4,200 2013, and $4,500 for 2012); Jeffrey R. Stephens ($-0- for each of the years 2014, 2013 and 2012, respectively); and S. Andrew Quist ($-0- for each of the years 2014, 2013 and 2012, respectively);

d)
medical insurance premiums paid by the Company to a medical insurance plan: Scott M. Quist ($9,625 for 2014, $9,140 for 2013, and $8,644 for 2012); Garrett S. Sill ($7,243 for 2014, $10,302 for 2013, and $12,441 for 2012); J. Lynn Beckstead Jr. ($7,243 for 2014, $10,302 for 2013, and $12,441 for 2012); Jeffrey R. Stephens ($11,725 for 2014, $10,323 for 2013, and $12,510 for 2012); and S. Andrew Quist ($13,850 for 2014, $13,154 for 2013, and $12,441 for 2012);

e)
long term disability insurance paid by the Company to a provider of such insurance; Scott M. Quist, Garrett S. Sill, J. Lynn Beckstead Jr., Jeffrey R. Stephens, and S. Andrew Quist ($260 for 2014, $260 for 2013 and $262 for 2012);

f)	membership dues paid by the Company to Alpine Country Club for the benefit of J. Lynn Beckstead Jr. ($7,605 for 2014, $5,945 for 2013, and $6,586 for 2012);
g)
contributions to defined contribution plans paid by the Company; Scott M. Quist ($10,400 for 2014, $10,200 for 2013, and $10,000 for 2012); Garrett S. Sill ($7,486 for 2014, $6,746 for 2013, and $6,215 for 2012); J. Lynn Beckstead Jr. ($10,400 for 2014, $10,200 for 2013, and $-0- for 2012); Jeffrey R. Stephens ($7,212 for 2014, $6,889 for 2013, and $6,947 for 2012); and S. Andrew Quist ($7,470 for 2014, $6,284 for 2013, and $6,175 for 2012);

h)
contributions to health savings accounts paid by the Company: Scott M. Quist ($-0- for each of the years 2014, 2013 and 2012); Garrett S. Sill ($1,000 for 2014, $1,400 for 2013, and $-0- for 2012); J. Lynn Beckstead Jr. ($400 for 2014, $1,400 for 2013, and $-0- for 2012); Jeffrey R. Stephens ($400 for 2014, $1,400 for 2013, and $-0- for 2012); and S. Andrew Quist ($-0- for each of the years 2014, 2013 and 2012)

SUPPLEMENTAL ALL OTHER COMPENSATION TABLE

The following table sets forth all other compensation provided the Named Executive Officers for fiscal years 2014, 2013 and 2012.

Name of Executive Officer	Year	Perks and Other Personal Benefits	Tax Reimburse- ments	Discounted Securities Purchases	Payments/ Accruals on Termination Plans	Registrant Contributions to Defined Contribution Plans	Insurance Premiums	Dividends or Earnings on Stock or Option Awards	Other (1)
Scott M. Quist	2014	$7,200	--	--	--	$10,400	$22,466	--	--
	2013	7,200	--	--	--	10,200	21,981	--	--
	2012	7,200	--	--	--	10,000	24,130	--	--

Garrett S. Sill	2014	$-	--	--	--	$7,486	$8,694	--	--
	2013	-	--	--	--	6,746	10,753	--	--
	2012	-	--	--	--	6,215	12,905	--	--

J. Lynn Beckstead Jr.	2014	$7,605	--	--	--	$10,400	$12,294	--	--
	2013	5,945	--	--	--	10,200	14,953	--	--
	2012	6,586	--	--	--	-	17,410	--	--

Jeffrey R. Stephens	2014	$-	--	--	--	$7,212	$12,576	--	--
	2013	-	--	--	--	6,889	10,774	--	--
	2012	-	--	--	--	6,947	12,979	--	--

S. Andrew Quist	2014	$-	--	--	--	$7,470	$14,301	--	--
	2013	-	--	--	--	6,284	13,605	--	--
	2012	-	--	--	--	6,175	12,905	--	--

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information regarding options granted to the named Executive Officers during the fiscal year ended December 31, 2014.

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name of Executive Officer	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh) (2)	Closing Price on Grant Date ($/Sh) (2)	Grant Date Fair Value of Stock and Option Awards ($)

Scott M. Quist	7/2/14	--	--	--	52,500	(1)	4.480	4.080	103,014

Garrett S. Sill	7/2/14	--	--	--	4,200	(1)	4.080	4.080	6,161

J. Lynn Beckstead, Jr.	7/2/14	--	--	--	1,575	(1)	4.080	4.080	2,309

Jeffrey R. Stephens	7/2/14	--	--	--	2,625	(1)	4.080	4.080	3,850

S. Andrew Quist	7/2/14	--	--	--	10,500	(1)	4.080	4.080	15,401

Scott M. Quist	12/5/14	--	--	--	105,000	(1)	5.247	4.770	162,530

Garrett S. Sill	12/5/14	--	--	--	8,400	(1)	4.770	4.770	13,252

J. Lynn Beckstead, Jr.	12/5/14	--	--	--	3,150	(1)	4.770	4.770	4,876

Jeffrey R. Stephens	12/5/14	--	--	--	5,250	(1)	4.770	4.770	8,127

S. Andrew Quist	12/5/14	--	--	--	21,000	(1)	4.770	4.770	32,506

(1)	The stock options have been adjusted for the 5% annual stock dividend declared December 5, 2014.
(2)	Prices have been adjusted for the effect of the 5% annual stock dividend declared December 5, 2014.

OUTSTANDING EQUITY AWARDS

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers at December 31, 2014.

	Option Awards								Stock Awards
Name of Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)			Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price (11) ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott M. Quist	3/25/05	114,023	(2)		--		$2.14	03/25/15	--	--	--	--	--
	12/03/10	127,629	(3)		--		1.55	12/03/15	--	--	--	--	--
	12/02/11	121,551	(4)		--		1.18	12/02/16	--	--	--	--	--
	4/13/12	115,763	(5)		--		1.45	04/13/17	--	--	--	--	--
	12/6/13	55,125	(7)		--		4.79	12/06/18	--	--	--	--	--
	7/2/14	13,125	(8	) (9)	39,375	(9)	4.48	07/02/19
	12/5/14	--			105,000	(10)	5.25	12/05/19

Garrett S. Sill	12/6/13	4,410			--		$4.38	12/06/23	--	--	--	--	--
	7/2/14	1,050	(9)		3,150	(9)	4.08	07/02/24	--	--	--	--	--
	12/5/14	--			8,400	(10)	4.77	12/05/24

J. Lynn Beckstead Jr.	12/02/11	5,469			--		$1.06	12/02/21	--	--	--	--	--
	4/13/12	10,419			--		1.34	04/13/22	--	--	--	--	--
	12/6/13	1,654			--		4.38	12/06/23	--	--	--	--	--
	7/2/14	394	(9)		1,181	(9)	4.08	07/02/24
	12/5/14	--			3,150	(10)	4.77	12/05/24

Jeffrey R. Stephens	4/13/12	2,894			--		$1.34	04/13/22	--	--	--	--	--
	12/6/13	2,756			--		4.38	12/06/23	--	--	--	--	--
	7/2/14	656	(9)		1,969	(9)	4.08	07/02/24
	12/5/14	--			5,250	(10)	4.77	12/05/24

S. Andrew Quist	12/2/11	18,233			--		$1.06	12/02/21	--	--	--	--	--
	4/13/12	17,365			--		1.34	04/13/22	--	--	--	--	--
	12/6/13	11,025			--		4.38	12/06/23	--	--	--	--	--
	7/2/14	2,625	(9)		7,875	(9)	4.08	07/02/24
	12/5/14	--			21,000	(10)	4.77	12/05/24

(1)
Except for options granted to Scott M. Quist after May 31, 2007, which have a five year term, such grants have ten year terms. The vesting of any unvested shares is subject to the recipient’s continuous employment. This reflects the equivalent of Class A common shares.

(2)
On March 25, 2005, Scott Quist was granted stock options to purchase either 70,000 shares of Class A common stock at an exercise price of $2.14 per share or 70,000 shares of Class C common stock at an exercise price of $2.14 per share, or any combination thereof.

(3)
On December 3, 2010, Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $1.55 per share or 100,000 shares of Class C common stock at an exercise price of $1.55 per share, or any combination thereof.

(4)
On December 2, 2011, Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $1.18 per share or 100,000 shares of Class C common stock at an exercise price of $1.18 per share, or any combination thereof.

(5)
On April 13, 2012 Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $1.45 per share or 100,000 shares of Class C common stock at an exercise price of $1.45 per share, or any combination thereof.

(6)
On December 6, 2013 Scott Quist was granted stock options to purchase 50,000 shares of Class A common stock at an exercise price of $4.79 per share or 50,000 shares of Class C common stock at an exercise price of $4.79 per share, or any combination thereof.

(7)
On July 2, 2014 Scott Quist was granted stock options to purchase 50,000 shares of Class A common stock at an exercise price of $4.48 per share or 50,000 shares of Class C common stock at an exercise price of $4.48 per share, or any combination thereof.

(8)
On December 5, 2014 Scott Quist was granted stock options to purchase 100,000 shares of Class A common stock at an exercise price of $5.25 per share or 100,000 shares of Class C common stock at an exercise price of $5.25 per share, or any combination thereof.

(9)
Stock options vested at the rate of 25% of the total number of shares subject to the options on October 2, 2014 and 25% of the total number of shares on the last day of each three month period thereafter.

(10)	Stock options vest at the rate of 25% of the total number of shares subject to the options on March 5, 2015 and 25% of the total number of shares on the last day of each three month period thereafter.
(11)	Exercise prices have been adjusted for the effect of annual stock dividends.

OPTION AWARDS VESTING SCHEDULE

The following table sets forth the vesting schedule of unexercisable options reported in the “Number of Securities Underlying Unexercised Options – Unexercisable” column of the table above.

Grant Date	Vesting
3/25/05	These options vested on the grant date.
12/03/10	These options vested 25% per quarter over a one year period after the grant date.
12/02/11	These options vested 25% per quarter over a one year period after the grant date.
4/13/12	These options vested 25% per quarter over a one year period after the grant date.
12/06/13	These options vested 25% per quarter over a one year period after the grant date.
07/02/14	These options vest 25% per quarter over a one year period after the grant date.
12/05/14	These options vest 25% per quarter over a one year period after the grant date.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth all stock options exercised and value received upon exercise, and all stock awards vested and value realized upon vesting, by the Named Executive Officers during the year ended December 31, 2014.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name of Executive Officer	(#)	($)	(#)	($)
Scott M. Quist	--	--	--	--
Garrett S. Sill	28,877	96,880	--	--
J. Lynn Beckstead, Jr.	--	--	--	--
Jeffrey R. Stephens	--	--	--	--
S. Andrew Quist	--	--	--	--

PENSION BENEFITS

The following table sets forth the present value as of December 31, 2014 of the benefit of the Named Executive Officers under the defined benefit pension plan.

Name of Executive Officer	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Las t Fiscal Year ($)
Scott M. Quist	None	--	--	--
Garrett S. Sill	None	--	--	--
J. Lynn Beckstead, Jr.	None	--	--	--
Jeffrey R.Stephens	None	--	--	--
S. Andrew Quist	None	--	--	--

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2014 with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders[1]	1,204,386	$3.20[2}	265,198	[3]
Equity compensation plans not approved by stockholders	0	-	0

[1]  This reflects the the 2003 Stock Option Plan (the “2003 Plan”), the 2006 Director Stock Option Plan (the “2006 Director Plan”), the 2013 Stock Option Plan (the "2013 Plan") and the 2014 Director Stock Option Plan (the "2014 Director Plan").  The 2003 Plan was approved by stockholders at the annual stockholders meeting held on July 11, 2003, which reserved 500,000 shares of Class A common stock and 1,000,000 shares of Class C common stock for issuance thereunder.  The 2006 Director Plan was approved by stockholders at the annual stockholders meeting held on December 7, 2006, which reserved 100,000 shares of Class A common stock for issuance thereunder.  The 2013 Plan was approved by stockholders at the annual stockholders meeting held on July 12, 2013, which reserved 450,000 shares of Class A common stock of which 150,000 shares of Class A common stock could be issued in place of up to 1,500,000 shares of Class C common stock for issuance thereunder.  The 2014 Director Plan was approved by stockholders at the annual stockholders meeting held on July 2, 2014, which reserved 150,000 shares of Class A common stock for issuance thereunder. As a result of the stockholder approval of the 2013 Plan, the Company terminated the 2003 Plan.

[2] The weighted average exercise prices reflect solely the shares of Class A common stock that will be issued upon exercise of outstanding options.
[3]  This number includes 135,213 shares of Class A common stock available for future issuance under the 2013 Plan, 2,485 shares of Class A common stock available for future issuance under the 2006 Director Plan, and 127,500 shares of Class A common stock available for future issuance under the 2014 Director Plan.

Retirement Plans

On December 8, 1988, the Company entered into a deferred compensation plan with George R. Quist, the former Chairman and Chief Executive Officer of the Company. The plan was later amended on three occasions with the third amendment effective February 1, 2001. Under the terms of the plan as amended, upon the retirement of Mr. Quist, the Company is required to pay him ten annual installments in the amount of $60,000. The $60,000 annual payments were adjusted for inflation in accordance with the United States Consumer Price Index each year.

The plan also provided that the Board of Directors may, in its discretion, pay the amounts due under the plan in a single, lump-sum payment. The Company accrued $-0- and $-0- in fiscal 2014 and 2013, respectively, to cover the present value of anticipated retirement benefits under the employment agreement of $598,426 as of December 31, 2014. Mr. Quist passed away on September 6, 2012, pursuant to the plan, the $598,426 was paid to his estate on December 31, 2014.

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

In the event of a sale or merger of the Company and Mr. Quist is not retained in his current position, the Company would be obligated to continue paying Mr. Quist’s current compensation and benefits for seven years following the merger or sale. The agreement further provides that Mr. Quist is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 65), (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of twenty years in annual installments in the amount equal to 75% of his then current rate of compensation. However, in the event that Mr. Quist dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $833,183 and $264,000 in fiscal 2014 and 2013, respectively, to cover the present value of anticipated retirement benefits under the employment agreement. The liability accrued is $2,270,425 and $1,437,242 as of December 31, 2014 and 2013, respectively.

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

In the event of a sale or merger of the Company, and Mr. Beckstead was not retained in his current position, the Company would be obligated to continue paying Mr. Beckstead’s current compensation and benefits for five years following the merger or sale. The agreement further provides that Mr. Beckstead is entitled to receive annual retirement benefits beginning (i) one month from the date of his retirement (to commence no sooner than age 62½) (ii) five years following complete disability, or (iii) upon termination of his employment without cause. These retirement benefits are to be paid for a period of ten years in annual installments in the amount equal to one-half of his then current annual salary. However, in the event that Mr. Beckstead dies prior to receiving all retirement benefits thereunder, the remaining benefits are to be paid to his heirs. The Company expensed $154,817 and $-0- in fiscal 2014 and 2013, respectively, to cover the present value of the retirement benefit of the agreement. The liability accrued is $768,220 and $613,403 as of December 31, 2014 and 2013, respectively.

Director Compensation

Directors of the Company (but not including directors who are employees) are currently paid a director’s fee of $16,800 per year by the Company for their services and are reimbursed for their expenses in attending board and committee meetings. An additional fee of $750 is paid to each audit committee member for each audit committee meeting attended. Each director is provided with an annual grant of stock options to purchase 1,000 shares of Class A common stock, which occurred under the 2000 Director Stock Option Plan for years 2000 to 2005, under the 2006 Director Stock Option Plan and under the 2014 Director Plan for years 2006 to 2014. During 2014 and 2013 each director was granted additional stock options to purchase 5,000 shares and 4,842 shares, respectively, of Class A common stock.

DIRECTOR COMPENSATION

The following table sets forth the compensation of the Company’s non-employee directors for fiscal 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John L. Cook (1)	$16,800	--	$9,757	--	--	--	$26,557
Robert G. Hunter (2)	16,800	--	9,757	--	--	--	26,557
Gilbert A. Fuller (3)	19,050	--	9,757	--	--	--	28,807
H. Craig Moody (4)	19,050	--	9,757	--	--	--	28,807
Norman G. Wilbur (5)	19,050	--	9,757	--	--	--	28,807

(1)	John L. Cook has 12,741 options to purchase the Company stock.
(2)	Robert G. Hunter has 57,676 options to purchase the Company stock.
(3)	Gilbert A. Fuller has 13,899 options to purchase the Company stock.
(4)	H. Craig Moody has 57,676 options to purchase the Company stock.
(5)	Norman G. Wilbur has 28,490 options to purchase the Company stock.

Employee 401(k) Retirement Savings Plan

In 1995, the Company’s Board of Directors adopted a 401(k) Retirement Savings Plan. Under the terms of the 401(k) plan, effective as of January 1, 1995, the Company made discretionary employer matching contributions to its employees who choose to participate in the plan. The plan allowed the board to determine the amount of the contribution at the end of each year. During the period from January 1, 1995 to December 31, 2007 the Board had adopted a contribution formula specifying that such discretionary employer matching contributions would equal 50% of the participating employee’s contribution to the plan to purchase the Company’s stock up to a maximum discretionary employee contribution of 1/2 of 1% of participating employees’ compensation, as defined by the plan.

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

Beginning January 1, 2008, the Company elected to be a “Safe Harbor” Plan for its matching 401(k) contributions. The Company will match 100% of up to 3% of an employee’s total annual compensation and 50% of 4% to 5% of an employee’s annual compensation. The match is in shares of the Company’s Class A common stock. The Company’s contribution for 2014, 2013 and 2012 was $808,572, $749,898 and $222,719, respectively, under the “Safe Harbor” plan.

Employee Stock Ownership Plan

Effective January 1, 1980, the Company adopted an employee stock ownership plan (the “ESOP Plan”) for the benefit of career employees of the Company and its subsidiaries. The following is a description of the ESOP Plan, and is qualified in its entirety by the ESOP Plan, a copy of which is available for inspection at the Company’s offices.

Under the ESOP Plan, the Company has discretionary power to make contributions on behalf of all eligible employees into a trust created under the ESOP Plan. Employees become eligible to participate in the ESOP Plan when they have attained the age of 19 and have completed one year of service (a twelve-month period in which the Employee completes at least 1,040 hours of service). The Company’s contributions under the ESOP Plan are allocated to eligible employees on the same ratio that each eligible employee’s compensation bears to total compensation for all eligible employees during each year. To date, the ESOP Plan has approximately 314 participants and had $-0- contributions payable to the Plan in 2014. Benefits under the ESOP Plan vest as follows: 20% after the second year of eligible service by an employee, an additional 20% in the third, fourth, fifth and sixth years of eligible service by an employee.

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

Deferred Compensation Plan

In 2001, the Company’s Board of Directors adopted a Deferred Compensation Plan. Under the terms of the Deferred Compensation Plan, the Company will provide deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. The board has appointed a committee of the Company to be the plan administrator and to determine the employees who are eligible to participate in the plan. The employees who participate may elect to defer a portion of their compensation into the plan. The Company may contribute into the plan at the discretion of the Company’s Board of Directors. The Company did not make any contributions for 2014, 2013 and 2012.

NON-QUALIFIED DEFERRED COMPENSATION

The following table sets forth contributions to the deferred compensation account of the Named Executive Officers in fiscal 2014 and the aggregate balance of deferred compensation of the Named Executive Officers at December 31, 2014.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals	Balance
	In Last FY	In Last FY	in last FY	Distributions	at last FYE
Name	($)	($)	($)	($)	($)

Scott M. Quist	--	--	--	--	$415,773
Garrett S. Sill	--	--	--	--	--
J. Lynn Beckstead, Jr.	--	--	--	--	$210,418
Jeffrey R. Stephens	--	--	--	--	--
S. Andrew Quist	--	--	--	--	--

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

The 2013 Plan has a term of ten years. The Board of Directors may amend or terminate the 2013 Plan at any time, from time to time, subject to approval of certain modifications to the 2013 Plan by the stockholders of the Company as may be required by law or the 2013 Plan.

2014 Director Stock Option Plan

On May 16, 2014, the Company adopted the 2014 Director Stock Option Plan (the “2014 Director Plan”) effective May 16, 2014. The 2014 Director Plan provides for the grant by the Company of options to purchase up to an aggregate of 150,000 shares of Class A common stock for issuance there under. The 2014 Director Plan provides that each member of the Company’s Board of Directors who is not an employee or paid consultant of the Company is automatically eligible to receive options to purchase the Company’s Class A common stock under the 2014 Director Plan.

Effective as of December 7, 2014, and on each anniversary date thereof during the term of the 2014 Director Plan, each outside director shall automatically receive an option to purchase 1,000 shares of Class A common stock. In addition, each new outside director who shall first join the Board after the effective date shall be granted an option to purchase 1,000 shares upon the date which such person first becomes an outside director and an annual grant of an option to purchase 1,000 shares on each anniversary date thereof during the term of the 2014 Director Plan. The options granted to outside directors shall vest in four equal quarterly installments over a one year period from the date of grant, until such shares are fully vested. The primary purposes of the 2014 Director Plan are to enhance the Company’s ability to attract and retain well-qualified persons for service as directors and to provide incentives to such directors to continue their association with the Company.

In the event of a merger of the Company with or into another company, or a consolidation, acquisition of stock or assets or other change in control transaction involving the Company, each option becomes exercisable in full, unless such option is assumed by the successor corporation. In the event the transaction is not approved by a majority of the “Continuing Directors” (as defined in the 2014 Director Plan), each option becomes fully vested and exercisable in full immediately prior to the consummation of such transaction, whether or not assumed by the successor corporation.

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

Based solely on its review of the copies of stock reports received by it with respect to fiscal 2014, or written representations from certain reporting persons, the Company believes that its directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that each of the Company’s executive officers and directors, through an oversight, filed two late Form 4 reports reporting the granting of stock options on July 2, 2014 and December 5, 2014.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth security ownership information of the Company’s Class A and Class C common stock as of March 31, 2015, (i) for persons who own beneficially more than 5% of the Company’s outstanding Class A or Class C common stock, (ii) each director of the Company, and (iii) for all executive officers, and directors of the Company as a group.

	Class A Common Stock		Class C Common Stock		Class A and Class C Common Stock

	Amount	Percent	Amount	Percent	Amount	Percent
	Beneficially	of	Beneficially	of	Beneficially	of
Name and Address (1)	Owned	Class	Owned	Class	Owned	Class

George R. and Shirley C. Quist Family Partnership, Ltd. (2)	1,062,719	9.2%	547,097	39.3%	1,609,816	12.5%
Scott M. Quist (3)(5)(6)(7)(8)	401,114	3.5%	1,104,012	55.8%	1,505,126	11.2%
401(k) Retirement Savings Plan (11)	1,343,906	11.7%	-	-	1,343,906	10.4%
Employee Stock Ownership Plan (ESOP) (4)	579,918	5.0%	252,974	18.2%	832,892	6.5%
Non-Qualified Deferred Compensation Plan (10)	723,942	6.3%	-	-	723,942	5.6%
Estate of George R. Quist	522,076	4.5%	63,535	4.6%	585,611	4.5%
Christie Q. Overbaugh (12)	230,105	2.0%	18,452	1.3%	248,557	1.9%
J. Lynn Beckstead, Jr. (6)(7)(13)	230,054	2.0%	-	-	230,054	1.8%
Associated Investors (9)	66,334	*	106,792	7.7%	173,126	1.3%
Jason G. Overbaugh (14)	170,557	1.5%	-	-	170,557	1.3%
S. Andrew Quist (3)(15)	107,039	*	-	-	107,039	*
Jeffrey R. Stephens (16)	70,122	*	-	-	70,122	*
Robert G. Hunter, M.D. (3)(17)	61,104	*	-	-	61,104	*
H. Craig Moody (18)	59,437	*	-	-	59,437	*
Garrett S. Sill (6)(7)(19)	51,728	*	-	-	51,728	*
Norman G. Wilbur (20)	27,437	*	-	-	27,437	*
Gilbert A. Fuller (21)	9,725	*	-	-	9,725	*
John L. Cook (22)	8,016	*	-	-	8,016	*
All directors and executive officers (12 persons) (3)(5)(6)(7)	1,426,438	12.1%	1,122,464	56.7%	2,548,902	18.5%

* Less than 1%

(1)	Unless otherwise indicated, the address of each listed stockholder is c/o Security National Financial Corporation, 5300 South 360 West, Suite 250, Salt Lake City, Utah 84123.
(2)
This stock is owned by the George R. and Shirley C. Quist Family Partnership, Ltd., of which Scott M. Quist is the managing general partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(3)
Does not include 579,918 shares of Class A common stock and 252,974 shares of Class C common stock owned by the Company’s Employee Stock Ownership Plan (ESOP), of which Scott M. Quist, S. Andrew Quist and Robert G. Hunter are the trustees and accordingly, exercise shared voting and investment powers with respect to such shares.

(4)	The trustees of the Employee Stock Ownership Plan (ESOP) consist of Scott M. Quist, S. Andrew Quist and Robert G. Hunter who exercise shared voting and investment powers.
(5)
Does not include 66,334 shares of Class A common stock and 106,792 shares of Class C common stock owned by Associated Investors, a Utah general partnership, of which Scott M. Quist is the managing partner and, accordingly, exercises sole voting and investment powers with respect to such shares.

(6)
Does not include 1,343,906 shares of Class A common stock owned by the Company’s 401(k) Retirement Savings Plan, of which Scott M. Quist, J. Lynn Beckstead and Garrett S. Sill are members of the investment committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(7)
Does not include 723,942 shares of Class A common stock owned by the Company’s Deferred Compensation Plan, of which Scott M. Quist, J. Lynn Beckstead and Garrett S. Sill are members of the investment committee and, accordingly, exercise shared voting and investment powers with respect to such shares.

(8)	Includes options to purchase 585,966 shares of Class C common stock granted to Scott M. Quist that are currently exercisable, or will become exercisable within 60 days of March 31, 2015.
(9)	The managing partner of Associated Investors is Scott M. Quist, who exercises sole voting and investment powers.
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

(12)	Includes options to purchase 16,489 shares of Class A common stock granted to Ms. Overbaugh that are currently exercisable, or will become exercisable within 60 days of March 31, 2015.
(13)	Includes options to purchase 19,097 shares of Class A common stock granted to Mr. Beckstead that are currently exercisable, or will become exercisable within 60 days of March 31, 2015.
(14)	Includes options to purchase 30,082 shares of Class A common stock granted to Mr. Overbaugh that are currently exercisable, or will become exercisable within 60 days of March 31, 2015.
(15)	Includes options to purchase 56,998 shares of Class A common stock granted to Mr. Andrew Quist that are currently exercisable, or will become exercisable within 60 days of March 31, 2015.
(16)	Includes options to purchase 8,243 shares of Class A common stock granted to Mr. Stephens that are currently exercisable, or will become exercisable within 60 days of March 31, 2015.
(17)	Includes options to purchase 52,951 shares of Class A common stock granted to Mr. Hunter that are currently exercisable, or will become exercisable within 60 days of March 31, 2015.
(18)	Includes options to purchase 52,951 shares of Class A common stock granted to Mr. Moody that are currently exercisable, or will become exercisable within 60 days of March 31, 2015.
(19)	Includes options to purchase 8,560 shares of Class A common stock granted to Mr. Sill that are currently exercisable, or will become exercisable within 60 days of March 31, 2015.
(20)	Includes options to purchase 23,765 shares of Class A common stock granted to Mr. Wilbur that are currently exercisable, or will become exercisable within 60 days of March 31, 2015.
(21)	Includes options to purchase 9,174 shares of Class A common stock granted to Mr. Fuller that are currently exercisable, or will become exercisable within 60 days of March 31, 2015.
(22)	Includes options to purchase 8,016 shares of Class A common stock granted to Mr. Cook that are currently exercisable, or will become exercisable within 60 days of March 31, 2015.

The Company’s executive officers and directors, as a group, own beneficially approximately 18.5% of the outstanding shares of the Company’s Class A and Class C common stock. At the Annual Meeting of Stockholders that was held on July 2, 2014, the stockholders approved resolutions providing for a 1-for-10 reverse stock split of the Company’s Class C common stock and for weighted voting of the Class C common stock. As a result, each share of Class C common stock has weighted voting of ten votes per share and may be converted into one share of Class A common stock.

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

The purchase price of the house was $695,000.  Mr. Quist paid $185,000 of the purchase price plus closing costs, Security National Life paid $100,000, and Mr. Quist and his wife signed a note for $410,000, which is secured by a first trust deed on the property.  The St. George condominium has been sold and the proceeds from the sale were applied toward the purchase price of the St. George house.

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

Item 14.  Principal Accounting Fees and Services

The following table summarizes the fees of the Company’s current independent auditors, billed to the Company for each of the last two fiscal years for audit and other services. All of these fees were reviewed and approved by the Audit Committee of the Board of Directors:

Fee Category	2014	2013
Audit Fees (1)	$296,631	$309,027
Audit-Related Fees (2)	30,217	29,000
Tax Fees (3)	94,008	91,028
All Other Fees (4)	2,717	13,375
	$423,573	$442,430

(1)
Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings for the years ended December 31, 2014 and 2013.

(2)
Audit related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees”. These fees include review of registration statements, and audits of the Company’s ESOP and 401(k) Plans.

(3)	Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice, and tax planning.

(4)	All other fees consist of aggregate fees billed for products and services by the independent auditors, other than those disclosed above.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See “Index to Consolidated Financial Statements” under Item 8 above.

(a)(2)              Financial Statement Schedules

II.      Condensed Balance Sheets as of December 31, 2014 and 2013 and Condensed Statement of Earnings and Cash Flows for the years ended 2014, 2013 and 2012

    IV.      Reinsurance

V.     Valuation and Qualifying Accounts

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

3.1	Articles of Restatement of Articles of Incorporation (3)

3.2	Amended Bylaws (5)

4.1	Specimen Class A Stock Certificate (1)

4.2	Specimen Class C Stock Certificate (1)

4.3	Specimen Preferred Stock Certificate and Certificate of Designation of Preferred Stock (1)

10.1	Restated and Amended Employee Stock Ownership Plan and Trust Agreement (1)

10.2	2003 Stock Option Plan (4)

10.3	2006 Director Stock Option Plan (8)

10.4	2013 Stock Option Plan (11)

10.5	2014 Director Stock Option Plan (13)

10.6	Deferred Compensation Plan (2)

10.7	Employment agreement with J. Lynn Beckstead, Jr. (6)

10.8	Employment agreement with Scott M. Quist (7)

10.9	Indemnification Agreement among SecurityNational Mortgage Company, Lehman Brothers Bank, and Aurora Loan Services (9)

10.10	Agreement and Plan of Reorganization among Security National Financial Corporation and certain subsidiaries (10)

10.11	Purchase Agreement among Security National Financial Corporation, SNFC Subsidiary, LLC, American Funeral Financial, LLC, and Hypershop, LLC (12)

21	Subsidiaries of the Registrant

31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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
(9)	Incorporated by reference from Report on Form 10-K, as filed on March 31, 2009
(10)	Incorporated by reference from Report on Form 10-Q, as filed on May 15, 2013
(11)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 5, 2013, relating to the Company’s Annual Meeting of Stockholders
(12)	Incorporated by reference from Report on Form 8-K, as filed on June 13, 2014
(13)	Incorporated by reference from Schedule 14A Definitive Proxy Statement, as filed on June 2, 2014, related to Company’s Annual Meeting of Stockholders

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY NATIONAL FINANCIAL CORPORATION

Dated: March 31, 2015	By:	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Scott M. Quist	Chairman of the Board, President
Scott M. Quist	and Chief Executive Officer
	(Principal Executive Officer)	March 31, 2015

/s/ Garrett S. Sill	Chief Financial Officer and
Garrett S. Sill	Treasurer (Principal Financial
	and Accounting Officer)	March 31, 2015

/s/ J. Lynn Beckstead, Jr.	Vice President and Director	March 31, 2015
J. Lynn Beckstead, Jr.

/s/ Jason G. Overbaugh	Vice President and Director	March 31, 2015
Jason G. Overbaugh

/s/ S. Andrew Quist	Vice President and Director	March 31, 2015
S. Andrew Quist

/s/ John L. Cook	Director	March 31, 2015
John L. Cook

/s/ Gilbert A. Fuller	Director	March 31, 2015
Gilbert A. Fuller

/s/ H. Craig Moody	Director	March 31, 2015
H. Craig Moody

/s/ Norman G. Wilbur	Director	March 31, 2015
Norman G. Wilbur

/s/ Robert G. Hunter	Director	March 31, 2015
Robert G. Hunter

Schedule II

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets

	December 31
	2014	2013
Assets

Cash	$(135,523)	$3,439,321
Investment in subsidiaries (equity method)	111,293,649	97,478,606

Receivables:
Receivable from affiliates	11,339,690	9,507,403
Total receivables	11,339,690	9,507,403

Property and equipment, at cost, net of accumulated depreciation of $1,663,396 for 2014 and $1,663,087 for 2013.	-	309

Other assets	2,802	16,098

Total assets	$122,500,618	$110,441,737

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Balance Sheets (Continued)

	December 31
	2014	2013
Liabilities and Stockholders’ Equity Liabilities
Bank and other loans payable:
Current installments	$1,394,915	$1,891,728
Long-term	2,062,934	3,378,124
Advances from affiliated companies	9,060,918	9,147,653
Other liabilities and accrued expenses	1,070,462	1,269,514
Income taxes	11,820,288	7,002,568
Total liabilities	25,409,517	22,689,587

Stockholders’ Equity
Class A common stock $2.00 par value; 20,000,000 shares authorized; issued 12,459,240 shares in 2014 11,807,287 shares in 2013	24,918,480	23,614,574
Class B non-voting common stock-$1.00 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Class C convertible common stock, $2.00 par value; 2,000,000 shares authorized; issued 1,394,069 shares in 2014 and 1,330,191 shares in 2013	2,788,138	2,660,382

Additional paid-in capital	25,931,119	23,215,875
Accumulated other comprehensive income	1,438,566	1,218,396
Retained Earnings	44,101,252	39,666,587
Treasury stock at cost - (986,264 Class A shares and -0- Class C shares in 2014; 1,141,021 Class A shares and -0- Class C shares in 2013, held by affiliated companies)	(2,086,454)	(2,624,625)
Total stockholders’ equity	97,091,101	87,751,189
Total Liabilities and Stockholders’ Equity	$122,500,618	$110,440,776
See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Earnings

	Year Ended December 31
	2014	2013	2012
Revenue
Net investment income	$91,748	$11,658	$18,607
Fees from affiliates	1,009,552	1,120,109	925,496
Other Income	-	30,002	686
Total revenue	1,101,300	1,161,769	944,789
Benefits and Expenses:
General and administrative expenses	728,929	516,360	560,426
Interest expense	173,362	232,635	124,112
Total benefits and expenses	902,291	748,995	684,538

Earnings before income taxes, and earnings of subsidiaries	199,009	412,774	260,251
Income tax benefit (expense)	(3,519,697)	303,266	1,659,194
Equity in earnings of subsidiaries	11,075,336	6,869,881	14,793,073

Net earnings	$7,754,648	$7,585,921	$16,712,518

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Condensed Statements of Cash Flow

	Year Ended December 31
	2014	2013	2012
Cash flows from operating activities:
Net earnings	$7,754,648	$7,585,921	$16,712,518
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	309	1,910	11,351
Undistributed earnings of affiliates	11,075,336	6,869,881	14,793,073
Provision for income taxes	4,817,720	1,163,836	(2,644,194)
Receivables for mortgage loans held for sale	-	-	2,986,110
Stock based compensation expense	391,220	88,369	251,031
Benefit plans funded with treasury stock	899,850	727,937	319,751
Change in assets and liabilities:
Accounts receivable	-	-	177,509
Other assets	13,296	72,346	-
Other liabilities	(199,052)	(66,945)	(22,533)
Net cash provided by operating activities	24,753,327	16,443,255	32,584,616
	-	-	-
Cash flows from investing activities:
Investment in subsidiaries	(21,670,209)	(15,079,788)	(29,586,144)
Cash paid for purchase of subsidiaries, net of cash acquired	(3,000,000)	--	--

Net cash used in investing activities	(24,670,209)	(15,079,788)	(29,586,144)

Cash flows from financing activities:
Advances from (to) affiliates	(1,919,022)	681,679	(2,770,019)
Proceeds from stock options exercised	74,024	252,815	18,306
Payments of notes and contracts payable	(1,812,964)	(1,898,324)	(1,146,997)
Proceeds from borrowings on notes and contracts payable	-	4,684,208	--
Change in line of credit borrowings	-	(4,608,204)	3,208,204
Net cash used in financing activities	(3,657,962)	(887,826)	(690,506)
Net change in cash	(3,574,844)	475,641	2,307,966
Cash at beginning of year	3,439,321	2,963,680	655,714
Cash at end of year	$(135,523)	$3,439,321	$2,963,680

See accompanying notes to condensed financial statements.

Schedule II (Continued)

SECURITY NATIONAL FINANCIAL CORPORATION
(Parent Company Only)
Condensed Financial Information

Notes to Condensed Financial Statements

1)         Bank and Other Loans Payable

	December 31
	2014	2013

3.85% note payable in monthly installments of $79,468 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due June 2015.	$461,889	$1,377,925
3.85% note payable in monthly installments of $86,059 including principal and interest, collateralized by shares of Security National Life Insurance Company stock, due December 2017.	2,994,999	3,891,926
Other notes payable	961	961
Total bank and other loans	3,457,849	5,270,812
	-	-
Less current installments	1,394,915	1,891,728
Bank and other loans, excluding current installments	$2,062,934	$3,379,084

The Company has a $2,000,000 revolving line-of-credit with a bank with interest payable at the prime rate minus .75% (2.50% at December 31, 2014), secured by the capital stock of Security National Life and maturing June 30, 2015, renewable annually. As of December 31, 2014, $699,671, was reserved for an outstanding letter of credit. As of December 31, 2014, there were no amounts outstanding under the revolving line-of-credit.

The following tabulation shows the combined maturities of bank and other loans payable:

2015	$1,394,915
2016	969,216
2017	1,093,718
2018	-
2019	-
Thereafter	-
Total	$3,457,849

2)         Advances from Affiliated Companies

	December 31
	2014	2013
Non-interest bearing advances from affiliates:
Cemetery and Mortuary subsidiary	$1,459,841	$1,459,841
Life insurance subsidiaries	7,601,077	7,687,812
	$9,060,918	$9,147,653

3)         Dividends and Capital Contributions

In 2014, 2013 and 2012, SecurityNational Mortgage Company, a wholly owned subsidiary of the Registrant, paid to the registrant cash dividends of $480,461, $1,309,712, and $1,500,000, respectively.

In 2014, 2013 and 2012 the Registrant made a capital contribution to Security National Life Insurance Company, a wholly owned subsidiary of the Registrant, in the amount of $-0-, $-0-, and $4,684,204, respectively.

In 2014, 2013 and 2012 the Registrant made capital contributions to Green Street Mortgage Services, Inc., a wholly owned subsidiary of the Registrant, in the amount of $-0-, $2,649,735, and $1,500,000, respectively.

Schedule IV

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed from other Companies	Net Amount	Percentage of Amount Assumed to Net
2014
Life Insurance in force ($000)	$1,301,156	$63,457	$1,462,340	$2,700,039	54.2%

Premiums:
Life Insurance	$51,938,012	$855,266	$1,792,910	$52,875,656	3.4%
Accident and Health Insurance	133,002	-	21	133,023	0.0%
Total premiums	$52,071,014	$855,266	$1,792,931	$53,008,679	3.4%

2013
Life Insurance in force ($000)	$1,262,134	$75,181	$1,566,336	$2,753,289	56.9%

Premiums:
Life Insurancel	$49,421,429	$1,028,150	$1,935,376	$50,328,655	3.8%
Accident and Health Insurance	142,972	-	31	143,003	0.0%
Total premiums	$49,564,401	$1,028,150	$1,935,407	$50,471,658	3.8%

2012
Life Insurance in force ($000)	$1,248,846	$87,684	$1,664,573	$2,825,735	58.9%

Premiums:
Life Insurance	$47,121,650	$1,409,325	$2,345,324	$48,057,649	4.9%
Accident and Health Insurance	158,648	-	30	158,678	0.0%
Total premiums	$47,280,298	$1,409,325	$2,345,354	$48,216,327	4.9%

Schedule V

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Charged to	Disposals	Balance
	Beginning	Costs and	and	at End of
	of Year	Expenses	Write-offs	Year
For the Year Ended December 31, 2014
Accumulated depreciation on real estate	$9,658,599	$2,009,521	$(792,701)	$10,875,419

Allowance for losses on mortgage loans on real estate and construction loans held for investment.	1,652,090	389,409	(38,444)	2,003,055

Accumulated depreciation on property and equipment	15,260,635	2,177,165	(1,018,457)	16,419,343

Allowance for doubtful accounts on receivables	1,248,633	403,146	(370,920)	1,280,859

Allowance for doubtful accounts on collateral loans	269,175	524,192	(99,954)	693,413

For the Year Ended December 31, 2013
Accumulated depreciation on real estate	$7,441,418	$2,539,691	$(322,510)	$9,658,599

Allowance for losses on mortgage loans on real estate and construction loans held for investment.	4,239,861	220,652	(2,808,423)	1,652,090

Accumulated depreciation on property and equipment	16,974,898	1,621,069	(3,335,332)	15,260,635

Allowance for doubtful accounts on receivables	1,190,592	261,911	(203,870)	1,248,633

Allowance for doubtful accounts on collateral loans	505,030	207,616	(443,471)	269,175

For the Year Ended December 31, 2012
Accumulated depreciation on real estate	$5,999,879	$1,619,646	$(178,107)	$7,441,418

Allowance for losses on mortgage loans on real estate and construction loans held for investment.	4,881,173	433,829	(1,075,141)	4,239,861

Accumulated depreciation on property and equipment	16,103,305	1,258,097	(386,504)	16,974,898

Allowance for doubtful accounts on receivables	2,278,969	208,472	(1,296,849)	1,190,592

Allowance for doubtful accounts on collateral loans	427,136	232,081	(154,187)	505,030