Form 10-Q
period 2015-03-31
SECURITY NATIONAL FINANCIAL CORP
filed 2015-05-15
CIK 318673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2015, or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $2.00 par value	12,460,012
Title of Class	Number of Shares Outstanding as of May 15, 2015

Class C Common Stock, $2.00 par value	1,507,561
Title of Class	Number of Shares Outstanding as of May 15, 2015

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED MARCH 31, 2015

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Part I - Financial Information

Item 1.               Financial Statements.

Assets	March 31 2015	December 31 2014
Investments:
Fixed maturity securities, held to maturity, at amortized cost	$133,271,030	$135,018,347
Equity securities, available for sale, at estimated fair value	6,383,502	6,752,750
Mortgage loans on real estate and construction loans, held for investment net of allowances for loan losses of $1,902,396 and $2,003,055 for 2015 and 2014	125,894,443	120,050,072
Real estate held for investment, net of accumulated depreciation of $11,367,721 and $10,875,419 for 2015 and 2014	113,025,790	111,411,351
Policy and other loans, net of allowances for doubtful accounts of $813,223 and $693,413 for 2015 and 2014	39,184,250	34,125,428
Short-term investments	20,620,236	27,059,495
Accrued investment income	2,677,827	2,483,253
Total investments	441,057,078	436,900,696
Cash and cash equivalents	40,744,607	30,855,320
Mortgage loans sold to investors	75,008,520	67,534,400
Receivables, net	18,234,132	14,544,093
Restricted assets	9,825,819	9,347,797
Cemetery perpetual care trust investments	2,682,193	2,645,423
Receivable from reinsurers	12,125,018	12,036,263
Cemetery land and improvements	10,834,072	10,848,085
Deferred policy and pre-need contract acquisition costs	51,844,676	50,307,503
Mortgage servicing rights, net	8,562,488	7,834,747
Property and equipment, net	11,116,818	11,307,714
Value of business acquired	8,362,827	8,547,627
Goodwill	2,765,570	2,765,570
Other	8,614,373	5,594,324

Total Assets	$701,778,191	$671,069,562

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	March 31 2015	December 31 2014
Liabilities and Stockholders' Equity
Liabilities
Future life, annuity, and other benefits	$495,457,718	$476,727,465
Unearned premium reserve	4,895,716	4,961,937
Bank and other loans payable	29,437,989	29,020,378
Deferred pre-need cemetery and mortuary contract revenues	13,129,651	13,242,143
Cemetery perpetual care obligation	3,421,452	3,406,718
Accounts payable	5,086,123	1,789,387
Other liabilities and accrued expenses	27,381,095	24,408,666
Income taxes	22,395,997	20,421,767
Total liabilities	601,205,741	573,978,461

Stockholders' Equity
Common Stock:
Class A: common stock - $2.00 par value; 20,000,000 shares authorized; issued 12,460,012 shares in 2015 and 12,459,240 shares in 2014	24,920,024	24,918,480
Class B: non-voting common stock - $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class C: convertible common stock - $2.00 par value; 2,000,000 shares authorized; issued 1,507,561 shares in 2015 and 1,394,069 shares in 2014	3,015,122	2,788,138
Additional paid-in capital	26,167,974	25,931,119
Accumulated other comprehensive income, net of taxes	2,730,333	1,438,566
Retained earnings	45,963,745	44,101,252
Treasury stock at cost - 987,407 Class A shares in 2015 and 986,264 Class A shares in 2014	(2,224,748)	(2,086,454)

Total stockholders' equity	100,572,450	97,091,101

Total Liabilities and Stockholders' Equity	$701,778,191	$671,069,562

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31
	2015	2014
Revenues:
Insurance premiums and other considerations	$13,853,515	$13,129,447
Net investment income	7,822,844	5,642,500
Net mortuary and cemetery sales	2,872,235	2,831,062
Realized gains on investments and other assets	420,064	198,993
Other than temporary impairments on investments	(55,896)	(30,000)
Mortgage fee income	37,821,800	22,537,538
Other	1,315,070	743,736
Total revenues	64,049,632	45,053,276

Benefits and expenses:
Death benefits	7,927,872	6,675,493
Surrenders and other policy benefits	653,734	515,612
Increase in future policy benefits	4,179,812	4,367,443
Amortization of deferred policy and pre-need acquisition costs and value of business acquired	1,167,499	1,403,642
Selling, general and administrative expenses:
Commissions	18,566,047	10,560,881
Personnel	14,313,316	11,497,168
Advertising	1,416,290	772,013
Rent and rent related	1,885,076	1,343,443
Depreciation on property and equipment	562,737	497,202
Provision for loan losses and loss reserve	666,739	372,093
Costs related to funding mortgage loans	2,183,011	1,297,685
Other	6,085,503	4,596,451
Interest expense	985,346	497,864
Cost of goods and services sold-mortuaries and cemeteries	458,266	490,299
Total benefits and expenses	61,051,248	44,887,289

Earnings before income taxes	2,998,384	165,987
Income tax expense	(1,134,681)	(27,139)

Net earnings	$1,863,703	$138,848

Net earnings per Class A Equivalent common share (1)	$0.14	$0.01

Net earnings per Class A Equivalent common share-assuming dilution (1)	$0.14	$0.01

Weighted-average Class A equivalent common share outstanding (1)	12,934,816	12,400,954

Weighted-average Class A equivalent common shares outstanding-assuming dilution (1)	13,469,900	12,863,895

(1) Net earnings per share amounts have been adjusted retroactively for the effect of annual stock dividends.

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2015	2014
Net earnings	$1,863,703	$138,848
Other comprehensive income:
Net unrealized gains on derivative instruments	1,520,023	278,230
Net unrealized gains (losses) on available for sale securities	(228,256)	37,905
Other comprehensive income	1,291,767	316,135
Comprehensive income	$3,155,470	$454,983

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2013	$23,614,574	$2,660,382	$23,215,875	$1,218,396	$39,666,587	$(2,624,625)	$87,751,189

Net earnings	-	-	-	-	138,848	-	138,848
Other comprehensive income	-	-	-	316,135	-	-	316,135
Grant of stock options	-	-	64,325	-	-	-	64,325
Exercise of stock options	69,910	-	(19,611)	-	-	-	50,299
Sale of treasury stock	-	-	76,478	-	-	105,327	181,805
Stock Dividends	3,446	(1)	4,910	-	(8,355)	-	-
Conversion Class C to Class A	1,424	(1,423)	(1)	-	-	-	-
Balance at March 31, 2014	$23,689,354	$2,658,958	$23,341,976	$1,534,531	$39,797,080	$(2,519,298)	$88,502,601

Balance at December 31, 2014	$24,918,480	$2,788,138	$25,931,119	$1,438,566	$44,101,252	$(2,086,454)	$97,091,101

Net earnings	-	-	-	-	1,863,703	-	1,863,703
Other comprehensive income	-	-	-	1,291,767	-	-	1,291,767
Grant of stock options	-	-	85,545	-	-	-	85,545
Exercise of stock options	-	228,046	15,963	-	-	(244,009)	-
Sale of treasury stock	-	-	134,619	-	-	105,715	240,334
Stock Dividends	480	2	728	-	(1,210)	-	-
Conversion Class C to Class A	1,064	(1,064)	-	-	-	-	-
Balance at March 31, 2015	$24,920,024	$3,015,122	$26,167,974	$2,730,333	$45,963,745	$(2,224,748)	##########

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2015	2014
Cash flows from operating activities:
Net cash provided by operating activities	$711,854	$22,716,675

Cash flows from investing activities:
Securities held to maturity:
Purchase-fixed maturity securities	(720,168)	-
Calls and maturities - fixed maturity securities	2,423,142	1,482,142
Securities available for sale:
Purchase - equity securities	(970,123)	(2,078,830)
Sales - equity securities	1,115,336	666,524
Purchase of short-term investments	(19,289,330)	(4,995,216)
Sales of short-term investments	25,728,589	312,659
Sales (purchases) of restricted assets	(477,434)	94,028
Changes in assets for perpetual care trusts	(77,547)	(59,880)
Amount received for perpetual care trusts	14,734	43,305
Mortgage, policy, and other loans made	(98,936,237)	(49,908,636)
Payments received for mortgage, policy and other loans	85,963,685	33,846,466
Purchase of property and equipment	(371,843)	(275,002)
Purchase of real estate	(1,695,631)	(2,139,341)
Sale of real estate	1,924,500	1,247,104
Cash received from reinsurance	15,113,391	7,304,993
Net cash provided by (used in) investing activities	9,745,064	(14,459,684)

Cash flows from financing activities:
Annuity contract receipts	2,507,650	2,524,342
Annuity contract withdrawals	(3,496,843)	(3,647,370)
Proceeds from stock options exercised	-	50,299
Repayment of bank loans on notes and contracts	(607,286)	(588,471)
Proceeds from borrowing on bank loans	1,028,848	30,159
Net cash used in financing activities	(567,631)	(1,631,041)

Net change in cash and cash equivalents	9,889,287	6,625,950

Cash and cash equivalents at beginning of period	30,855,320	38,203,164

Cash and cash equivalents at end of period	$40,744,607	$44,829,114

Non Cash Investing and Financing Activities
Mortgage loans foreclosed into real estate	$2,389,330	$-

See accompanying notes to condensed consolidated financial statements.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K (file number 000-09341). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

2)         Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2014-11: "Transfers and Servicing - Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures (Topic 860)" – Issued in June 2014, ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The new authoritative guidance is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is prohibited. This new guidance has not and will not have a significant impact on the Company’s results of operations or financial position.

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

ASU No. 2014-14: “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40)” - In January 2014, ASU No. 2014-14 amended ASC Topic 310, "Receivables" to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2014 and did not have a significant impact on the Company’s results of operations or financial position.

The Company has reviewed other recent accounting pronouncements and has determined that they will not significantly impact the Company’s results of operations or financial position.

.
SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

3)         Investments

The Company’s investments in fixed maturity securities held to maturity and equity securities available for sale as of March 31, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015
Fixed maturity securities held to maturity carried at amortized cost:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies	$1,870,964	$361,034	$-	$2,231,998
Obligations of states and political subdivisions	1,984,709	247,576	(4,322)	2,227,963
Corporate securities including public utilities	124,944,246	16,894,360	(830,091)	141,008,515
Mortgage-backed securities	3,859,088	311,980	(467)	4,170,601
Redeemable preferred stock	612,023	35,937	-	647,960
Total fixed maturity securities held to maturity	$133,271,030	$17,850,887	$(834,880)	$150,287,037

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

3)         Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015

Equity securities available for sale at estimated fair value:

Common stock:

Industrial, miscellaneous and all other	$7,095,225	$298,891	$(1,010,614)	$6,383,502

Total equity securities available for sale at estimated fair value	$7,095,225	$298,891	$(1,010,614)	$6,383,502

Mortgage loans on real estate and construction loans held for investment at amortized cost:
Residential	$52,045,350
Residential construction	29,684,359
Commercial	46,067,130
Less: Allowance for loan losses	(1,902,396)
Total mortgage loans on real estate and construction loans held for investment	$125,894,443

Real estate held for investment - net of depreciation	$113,025,790

Policy and other loans at amortized cost:
Policy loans	$7,187,804
Other loans	32,809,669
Less: Allowance for doubtful accounts	(813,223)

Total policy and other loans at amortized cost	$39,184,250

Short-term investments at amortized cost	$20,620,236

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
March 31, 2015 (Unaudited)

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

3)         Investments (Continued)

Fixed Maturity Securities

The following tables summarize unrealized losses on fixed maturity securities, which are carried at amortized cost, at March 31, 2015 and December 31, 2014. The unrealized losses were primarily related to interest rate fluctuations. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related fixed maturity securities:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Loss
At March 31 2015
Obligations of states and political subdivisions	$-		$4,322	1	$4,322
Corporate securities including public utilities	566,310	23	263,781	10	830,091
Mortgage-backed securities	467	1	-		467
Total unrealized losses	$566,777	24	$268,103	11	$834,880
Fair Value	$9,346,785		$2,522,624		$11,869,409

At December 31, 2014
Obligations of states and political subdivisions	$-	0	$5,278	1	$5,278
Corporate securities including public utilities	548,310	21	432,047	11	980,357
Mortgage-backed securities	3,966	1	7,928	1	11,894
Total unrealized losses	$552,276	22	$445,253	13	$997,529
Fair Value	$7,081,352		$2,777,587		$9,858,939

As of March 31, 2015, the average market value of the related fixed maturities was 93.4% of amortized cost and the average market value was 90.8% of amortized cost as of December 31, 2014. During the three months ended March 31, 2015 and 2014 an other than temporary decline in fair value resulted in the recognition of credit losses on fixed maturity securities of $30,000 for each reporting period.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

3)         Investments (Continued)

Equity Securities

The following tables summarize unrealized losses on equity securities that were carried at estimated fair value based on quoted trading prices at March 31, 2015 and December 31, 2014. The unrealized losses were primarily the result of decreases in fair value due to overall equity market declines. The tables set forth unrealized losses by duration and number of investment positions, together with the fair value of the related equity securities available-for-sale in a loss position:

	Unrealized Losses for Less than Twelve Months	No. of Investment Positions	Unrealized Losses for More than Twelve Months	No. of Investment Positions	Total Unrealized Losses
At March 31, 2015
Industrial, miscellaneous and all other	$461,641	158	$548,973	28	$1,010,614
Total unrealized losses	$461,641	158	$548,973	28	$1,010,614
Fair Value	$2,444,324		$609,689		$3,054,013

At December 31, 2014
Industrial, miscellaneous and all other	$327,389	138	$492,744	27	$820,133
Total unrealized losses	$327,389	138	$492,744	27	$820,133
Fair Value	$2,162,425		$676,706		$2,839,131

As of March 31, 2015, the average market value of the equity securities available for sale was 75.1% of the original investment and the average market value was 77.6% of the original investment as of December 31, 2014. The intent of the Company is to retain equity securities for a period of time sufficient to allow for the recovery in fair value. However, the Company may sell equity securities during a period in which the fair value has declined below the amount of the original investment. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. During the three months ended March 31, 2015 and 2014, an other than temporary decline in the fair value resulted in the recognition of an impairment loss on equity securities of $25,896 and $-0-, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

3)         Investments (Continued)

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Due in 2015	$3,816,196	$3,880,262
Due in 2016 through 2019	33,339,908	36,890,422
Due in 2020 through 2024	25,469,059	28,347,845
Due after 2024	66,174,756	76,349,947
Mortgage-backed securities	3,859,088	4,170,601
Redeemable preferred stock	612,023	647,960
Total held to maturity	$133,271,030	$150,287,037

The amortized cost and estimated fair value of available for sale securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equities are valued using the specific identification method.

	Cost	Estimated Fair Value
Available for Sale:
Common stock	$7,095,225	$6,383,502
Total available for sale	$7,095,225	$6,383,502

The Company’s realized gains and losses, other than temporary impairments from investments and other assets, are summarized as follows:

	Three Months Ended March 31
	2015	2014
Fixed maturity securities held to maturity:
Gross realized gains	$85,997	$-
Gross realized losses	(9,776)	-
Other than temporary impairments	(30,000)	(30,000)

Securities available for sale:
Gross realized gains	87,720	53,253
Gross realized losses	(1,016)	-
Other than temporary impairments	(25,896)	-

Other assets:
Gross realized gains	257,139	145,740
Gross realized losses	-	-
Other than temporary impairments	-	-
Total	$364,168	$168,993

The net carrying amount of held to maturity securities sold was $257,962 and $-0- for the three months ended March 31, 2015 and 2014, respectively.  The net realized gain related to these sales was $8,962 and $-0- for the three months ended March 31, 2015 and 2014, respectively.

There were no investments, aggregated by issuer, in excess of 10% of shareholders’ equity (before net unrealized gains and losses on available for sale securities) at March 31, 2015, other than investments issued or guaranteed by the United States Government.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

3)         Investments (Continued)

Major categories of net investment income are as follows:

	Three Months Ended March 31
	2015	2014
Fixed maturity securities	$1,980,696	$2,109,121
Equity securities	59,418	39,247
Mortgage loans on real estate	1,850,626	1,552,110
Real estate	1,623,741	1,689,595
Policy and other loans	188,546	197,568
Short-term investments, principally gains on sale of mortgage loans and other	4,225,785	1,899,113
Gross investment income	9,928,812	7,486,754
Investment expenses	(2,105,968)	(1,844,254)
Net investment income	$7,822,844	$5,642,500

Net investment income includes income earned by the restricted assets of the cemeteries and mortuaries of $92,922 and $94,745 for the three months ended March 31, 2015 and 2014, respectively.

Net investment income on real estate consists primarily of rental revenue.

Investment expenses consist primarily of depreciation, property taxes, operating expenses of real estate and an estimated portion of administrative expenses relating to investment activities.

Securities on deposit for regulatory authorities as required by law amounted to $9,310,227 at March 31, 2015 and $8,886,001 at December 31, 2014. The restricted securities are included in various assets under investments on the accompanying condensed consolidated balance sheets.

Mortgage Loans

Mortgage loans consist of first and second mortgages. The mortgage loans bear interest at rates ranging from 2.0% to 10.5%, maturity dates range from six months to 30 years and are secured by real estate. Concentrations of credit risk arise when a number of mortgage loan debtors have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified mortgage loan portfolio consisting of residential mortgages, commercial loans and residential construction loans and requires collateral on all real estate exposures, a substantial portion of its debtors’ ability to honor obligations is reliant on the economic stability of the geographic region in which the debtors do business. At March 31, 2015, the Company had 39%, 19%, 13%, 8%, and 6% of its mortgage loans from borrowers located in the states of Utah, California, Texas, Florida, and Nevada, respectively. The mortgage loans on real estate balances on the consolidated balance sheet are reflected net of an allowance for loan losses of $1,902,396 and $2,003,055 at March 31, 2015 and December 31, 2014, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

3)         Investments (Continued)

The following is a summary of the allowance for loan losses as a contra-asset account for the periods presented:

Allowance for Credit Losses and Recorded Investment in Mortgage Loans

	Commercial	Residential	Residential Construction	Total
March 31, 2015
Allowance for credit losses:
Beginning balance - January 1, 2015	$187,129	$1,715,812	$100,114	$2,003,055
Charge-offs	-	-	-	-
Provision	-	(100,659)	-	(100,659)
Ending balance -March 31, 2015	$187,129	$1,615,153	$100,114	$1,902,396

Ending balance: individually evaluated for impairment	$-	$245,952	$-	$245,952

Ending balance: collectively evaluated for impairment	$187,129	$1,369,201	$100,114	$1,656,444

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$46,067,130	$52,045,350	$29,684,359	$127,796,839

Ending balance: individually evaluated for impairment	$-	$2,544,731	$-	$2,544,731

Ending balance: collectively evaluated for impairment	$46,067,130	$49,500,619	$29,684,359	$125,252,108

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

December 31, 2014
Allowance for credit losses:
Beginning balance - January 1, 2014	$187,129	$1,364,847	$100,114	$1,652,090
Charge-offs	-	(38,444)	-	(38,444)
Provision	-	389,409	-	389,409
Ending balance - December 31, 2014	$187,129	$1,715,812	$100,114	$2,003,055

Ending balance: individually evaluated for impairment	$-	$153,446	$-	$153,446

Ending balance: collectively evaluated for impairment	$187,129	$1,562,366	$100,114	$1,849,609

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

Mortgage loans:
Ending balance	$35,388,756	$53,592,433	$33,071,938	$122,053,127

Ending balance: individually evaluated for impairment	$-	$1,556,182	$414,499	$1,970,681

Ending balance: collectively evaluated for impairment	$35,388,756	$52,036,251	$32,657,439	$120,082,446

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

3)         Investments (Continued)

The following is a summary of the aging of mortgage loans for the periods presented:

Age Analysis of Past Due Mortgage Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (1)	In Foreclosure (1)	Total Past Due	Current	Total Mortgage Loans	Allowance for Loan Losses	Net Mortgage Loans
March 31, 2015
Commercial	$-	$272,934	$-	$-	$272,934	$45,794,196	$46,067,130	$(187,129)	$45,880,001
Residential	1,092,140	706,753	4,107,831	2,544,731	8,451,455	43,593,895	52,045,350	(1,615,153)	50,430,197
Residential Construction	-	25,049	64,895	-	89,944	29,594,415	29,684,359	(100,114)	29,584,245

Total	$1,092,140	$1,004,736	$4,172,726	$2,544,731	$8,814,333	$118,982,506	$127,796,839	$(1,902,396)	$125,894,443

December 31, 2014
Commercial	$-	$-	$-	$-	$-	$35,388,756	$35,388,756	$(187,129)	$35,201,627
Residential	1,631,142	1,174,516	5,464,901	1,556,182	9,826,741	43,765,692	53,592,433	(1,715,812)	51,876,621
Residential Construction	-	-	64,895	414,499	479,394	32,592,544	33,071,938	(100,114)	32,971,824

Total	$1,631,142	$1,174,516	$5,529,796	$1,970,681	$10,306,135	$111,746,992	$122,053,127	$(2,003,055)	$120,050,072

(1) Interest income is not recognized on loans past due greater than 90 days or in foreclosure.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

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

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2015
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	-	-	-	-	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	2,544,731	2,544,731	245,952	2,544,731	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	2,544,731	2,544,731	245,952	2,544,731	-
Residential construction	-	-	-	-	-

December 31, 2014
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	-	-	-	-	-
Residential construction	414,499	414,499	-	414,499	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Residential	1,556,182	1,556,182	153,446	1,556,182	-
Residential construction	-	-	-	-	-

Total:
Commercial	$-	$-	$-	$-	$-
Residential	1,556,182	1,556,182	153,446	1,556,182	-
Residential construction	414,499	414,499	-	414,499	-

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

3)         Investments (Continued)

Credit Risk Profile Based on Performance Status

The Company’s mortgage loan portfolio is monitored based on performance of the loans. Monitoring a mortgage loan increases when the loan is delinquent or earlier if there is an indication of impairment. The Company defines non-performing mortgage loans as loans 90 days past due or on non-accrual status.

The Company’s performing and non-performing mortgage loans were as follows:

Mortgage Loan Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial		Residential		Residential Construction		Total
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014

Performing	$46,067,130	$35,388,756	$45,392,788	$46,571,350	$29,619,464	$32,592,544	$121,079,382	$114,552,650
Nonperforming	-	-	6,652,562	7,021,083	64,895	479,394	6,717,457	7,500,477

Total	$46,067,130	$35,388,756	$52,045,350	$53,592,433	$29,684,359	$33,071,938	$127,796,839	$122,053,127

Non-Accrual Mortgage Loans

Once a loan is past due 90 days, it is the Company’s policy to end the accrual of interest income on the loan and write off any income that had been accrued. Interest not accrued on these loans totals $534,000 and $535,000 as of March 31, 2015 and December 31, 2014, respectively.

The following is a summary of mortgage loans on a nonaccrual status for the periods presented.

	Mortgage Loans on Nonaccrual Status

	As of March 31 2015	As of December 31 2014
Residential	$6,652,562	$7,021,083
Residential construction	64,895	479,394
Total	$6,717,457	$7,500,477

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

3)         Investments (Continued)

The following is a summary of the loan loss reserve that is included in other liabilities and accrued expenses:

	As of March 31 2015	As of December 31 2014
Balance, beginning of period	$1,718,150	$5,506,532
Provisions for losses	666,739	3,053,403
Charge-offs	(173,106)	(6,841,785)
Balance, end of period	$2,211,783	$1,718,150

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

4)         Stock-Based Compensation

The Company has four fixed option plans (the “2003 Plan”, the “2006 Director Plan”, the “2013 Plan” and the “2014 Director Plan”). Compensation expense for options issued of $85,545 and $64,325 has been recognized for these plans for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the total unrecognized compensation expense related to the options issued in December 2014 and July 2014 were $235,086 and $44,356, respectively, which are expected to be recognized over the vesting periods of one year.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

4)         Stock Based Compensation (Continued)

A summary of the status of the Company’s stock incentive plans as of March 31, 2015, and the changes during the three months ended March 31, 2015, are presented below:

	Number of Class A Shares	Weighted Average Exercise Price	Number of Class C Shares	Weighted Average Exercise Price

Outstanding at December 31, 2014	512,795	$3.20	691,591	$2.00
Granted	-		-
Exercised	-		(114,023)	2.14
Cancelled	(8,846)	2.31	-
Outstanding at March 31, 2015	503,949	$3.21	577,568	$2.62

As of March 31, 2015:
Options exercisable	379,946	$2.75	471,943	$2.15

As of March 31, 2015:
Available options for future grant	266,649		-

Weighted average contractual term of options outstanding at March 31, 2015	7.57 years		2.93 years

Weighted average contractual term of options exercisable at March 31, 2015	6.91 years		2.30 years

Aggregated intrinsic value of options outstanding at March 31, 2015 (1)	$1,076,880		$1,572,653

Aggregated intrinsic value of options exercisable at March 31, 2015 (1)	$988,022		$1,506,415

(1) The Company used a stock price of $5.34 as of March 31, 2015 to derive intrinsic value.
The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of stock options exercised during the three months ended March 31, 2015 and 2014 was $438,989 and $-0-, respectively.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

5)         Earnings Per Share

The basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended March 31
	2015	2014
Numerator:
Net earnings	$1,863,703	$138,848
Denominator:
Basic weighted-average shares outstanding	12,934,816	12,400,954
Effect of dilutive securities:
Employee stock options	535,084	462,941

Diluted weighted-average shares outstanding	13,469,900	12,863,895

Basic net earnings per share	$0.14	$0.01

Diluted net earnings per share	$0.14	$0.01

Net earnings per share amounts have been adjusted for the effect of annual stock dividends. For the three months ended March 31, 2015 and 2014, there were 4,632 and 615,472 of anti-dilutive employee stock option shares, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

6)         Business Segments

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

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the Significant Accounting Principles of the form 10K for the year ended December 31, 2014. Intersegment revenues are recorded at cost plus an agreed upon intercompany profit, and are eliminated upon consolidation.

Factors Management Used to Identify the Enterprise’s Reportable Segments

The Company’s reportable segments are business units that offer different products and are managed separately due to the different products and the need to report to the various regulatory jurisdictions.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

6)         Business Segments (Continued)

	Life Insurance	Cemetery/ Mortuary	Mortgage	Eliminations	Consolidated
For the Three Months Ended March 31, 2015
Revenues from external customers	$20,985,500	$3,098,238	$39,965,894	$-	$64,049,632
Intersegment revenues	2,818,867	311,998	88,487	(3,219,352)	-
Segment profit before income taxes	1,403,851	409,175	1,185,358	-	2,998,384

Identifiable Assets	677,059,957	104,778,721	62,765,551	(142,826,038)	701,778,191
Goodwill	2,765,570	-	-	-	2,765,570

For the Three Months Ended March 31, 2014
Revenues from external customers	$18,472,816	$3,040,568	$23,539,892	$-	$45,053,276
Intersegment revenues	2,061,720	336,298	164,146	(2,562,164)	-
Segment profit before income taxes	1,331,469	182,778	(1,348,260)	-	165,987

Identifiable Assets	604,260,546	108,627,471	49,375,595	(135,523,285)	626,740,327
Goodwill	391,848	285,191	-	-	677,039

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

7)         Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Company in estimating the fair value disclosures related to other significant financial instruments:

The items shown under Level 1 and Level 2 are valued as follows:

Securities Available for Sale and Held to Maturity: The fair values of investments in fixed maturity and equity securities along with methods used to estimate such values are disclosed in Note 3 of the Notes to Condensed Consolidated Statements.

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
March 31, 2015 (Unaudited)

7)         Fair Value of Financial Instruments (Continued)

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

Real Estate Held for Investment: The Company believes that in an orderly market, fair value will approximate the replacement cost of a home and the rental income provides a cash flow stream for investment analysis. The Company believes the highest and best use of the properties are as income producing assets since it is the Company’s intent to hold the properties as rental properties, matching the income from the investment in rental properties with the funds required for future estimated policy claims. Accordingly, the fair value determination will be weighted more heavily toward the rental analysis.

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
March 31, 2015 (Unaudited)

7)         Fair Value of Financial Instruments (Continued)

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at March 31, 2015.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$6,383,502	$6,383,502	$-	$-
Total securities available for sale	$6,383,502	$6,383,502	$-	$-

Restricted assets of cemeteries and mortuaries	$715,791	$715,791	$-	$-
Cemetery perpetual care trust investments	654,458	654,458	-	-
Derivatives - interest rate lock commitments	5,002,929	-	-	5,002,929
Total assets accounted for at fair value on a recurring basis	$12,756,680	$7,753,751	$-	$5,002,929

Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(51,516,976)	$-	$-	$(51,516,976)
Future policy benefits - annuities	(68,843,240)	-	-	(68,843,240)
Derivatives - bank loan interest rate swaps	(27,419)	-	-	(27,419)
- call options	(37,476)	(37,476)	-	-
- put options	(40,727)	(40,727)	-	-
- interest rate lock commitments	(585,187)	-	-	(585,187)
Total liabilities accounted for at fair value on a recurring basis	$(121,051,025)	$(78,203)	$-	$(120,972,822)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

7)         Fair Value of Financial Instruments (Continued)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps

Balance - December 31, 2014	$(45,310,699)	$(65,540,985)	$1,929,851	$(31,370)

Total gains (losses):

Included in earnings	(6,206,277)	(3,302,255)	-	-

Included in other comprehensive income (loss)	-	-	2,487,891	3,951

Balance - March 31, 2015	$(51,516,976)	$(68,843,240)	$4,417,742	$(27,419)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at March 31, 2015.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$987,707	-	-	$987,707
Mortgage loans on real estate	320,000	-	-	320,000
Total assets accounted for at fair value on a nonrecurring basis	$1,307,707	$-	$-	$1,307,707

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

7)         Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a recurring basis by their classification in the condensed consolidated balance sheet at December 31, 2014.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Common stock	$6,752,750	$6,752,750	$-	$-
Total securities available for sale	$6,752,750	$6,752,750	$-	$-

Restricted assets of cemeteries and mortuaries	$715,202	$715,202	$-	$-
Cemetery perpetual care trust investments	695,235	695,235	-	-
Derivatives - interest rate lock commitments	2,111,529	-	-	2,111,529
Total assets accounted for at fair value on a recurring basis	$10,274,716	$8,163,187	$-	$2,111,529
Liabilities accounted for at fair value on a recurring basis
Policyholder account balances	$(45,310,699)	$-	$-	$(45,310,699)
Future policy benefits - annuities	(65,540,985)	-	-	(65,540,985)
Derivatives - bank loan interest rate swaps	(31,370)	-	-	(31,370)
- call options	(116,036)	(116,036)	-	-
- put options	(11,867)	(11,867)	-	-
- interest rate lock commitment	(181,678)	-	-	(181,678)
Total liabilities accounted for at fair value on a recurring basis	$(111,192,635)	$(127,903)	$-	$(111,064,732)

Following is a summary of changes in the condensed consolidated balance sheet line items measured using level 3 inputs:

	Policyholder Account Balances	Future Policy Benefits - Annuities	Interest Rate Lock Commitments	Bank Loan Interest Rate Swaps
Balance - December 31, 2013	$(48,000,668)	$(65,052,928)	$1,487,908	$(58,310)
Total gains (losses):
Included in earnings	2,689,969	(488,057)	-	-
Included in other
comprehensive income	-	-	441,943	26,940
Balance - December 31, 2014	$(45,310,699)	$(65,540,985)	$1,929,851	$(31,370)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

7)         Fair Value of Financial Instruments (Continued)

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities measured at fair value on a nonrecurring basis by their classification in the condensed consolidated balance sheet at December 31, 2014.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a nonrecurring basis
Mortgage servicing rights	$3,741,381	-	-	$3,741,381
Real estate held for investment	53,500	-	-	53,500

Total assets accounted for at fair value on a nonrecurring basis	$3,794,881	$-	$-	$3,794,881

Fair Value of Financial Instruments Carried at Other Than Fair Value

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2015 and December 31, 2014. The estimated fair value amounts for March 31, 2015 and December 31, 2014 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Condensed Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows as of March 31, 2015:

	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Mortgage loans:
Residential	$50,430,197	$-	$-	$53,693,961	$53,693,961
Residential construction	29,584,245	-	-	29,584,245	29,584,245
Commercial	45,880,001	-	-	47,829,817	47,829,817
Mortgage loans, net	$125,894,443	$-	$-	$131,108,023	$131,108,023
Policy loans	7,187,804	-	-	7,187,804	7,187,804
Other loans	31,996,446	-	-	31,996,446	31,996,446
Short-term investments	20,620,236	-	-	20,620,236	20,620,236

Liabilities
Bank and other loans payable	$(29,410,570)	$-	$-	$(29,410,570)	$(29,410,570)

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

7)         Fair Value of Financial Instruments (Continued)

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

Residential – The estimated fair value of mortgage loans originated prior to 2013 is determined by estimating expected future cash flows of interest payments and discounting them using current interest rates from single family mortgages. The estimated fair value of mortgage loans originated in 2013, 2014 and 2015 is determined from pricing of similar loans that were sold in 2013 and 2014.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

8)Allowance for Doubtful Accounts, Allowance for Loan Losses and Impaired Loans

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

9)         Derivative Commitments

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
March 31, 2015 (Unaudited)

9)         Derivative Commitments (Continued)

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

The Company has adopted a strategy of selling “out of the money” call options on its available for sale equity securities as a source of revenue.  The options give the purchaser the right to buy from the Company specified equity securities at a set price up to a pre-determined date in the future.  The Company has adopted the selling of put options as a means of generating cash or purchasing equity securities at lower than current market prices.  The Company receives an immediate payment of cash for the value of the option and establishes a liability for the fair value of the option. The liability for call and put options is adjusted to fair value at each reporting date. The fair value of outstanding call and put options as of March 31, 2015 and December 31, 2014 was $78,203 and $127,903, respectively.  In the event an option is exercised, the Company recognizes a gain on the sale of the equity security and a gain from the sale of the option. If the option expires unexercised, the Company recognizes a gain from the sale of the option.

The following table shows the fair value of derivatives as of March 31, 2015 and December 31, 2014.

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate lock and forward sales commitments	other assets	$5,002,929	other assets	$2,111,529	Other liabilities	$585,187	Other liabilities	$181,678
Call options	--	--	--	--	Other liabilities	37,476	Other liabilities	116,036
Put options	--	--	--	--	Other liabilities	40,727	Other liabilities	11,867
Interest rate swaps	--	--	--	--	Bank loans payable	27,419	Bank loans payable	31,370
Total		$5,002,929		$2,111,529		$690,809		$340,951

The following table shows the gain (loss) on derivatives for the periods presented. There were no gains or losses reclassified from accumulated other comprehensive income (OCI) into income or gains or losses recognized in income on derivatives ineffective portion or any amounts excluded from effective testing.

	Net Amount Gain (Loss) Recognized in OCI
	Three Months Ended March 31
Derivative - Cash Flow Hedging Relationships:	2015	2014
Interest Rate Lock Commitments	$2,487,891	$449,263
Interest Rate Swaps	3,951	6,852
Sub Total	2,491,842	456,115
Tax Effect	971,819	177,885
Total	$1,520,023	$278,230

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

10)         Reinsurance, Commitments and Contingencies

Reinsurance

Reinsurance Agreement with North America Life Insurance Company

On May 8, 2015, the Company, through its wholly owned subsidiary, Security National Life, signed a paid-up business offer under the coinsurance agreement effective December 1, 2010 to reinsure certain life insurance policies from North America Life Insurance Company (“North America Life”). Pursuant to the paid-up business offer, North America Life ceded and transferred to Security National Life all contractual obligations and risks under the coinsured policies. Security National Life paid a ceding commission to North America Life in the amount of $281,908. As a result of the ceding commission, North America Life transferred $8,900,282 of cash and $9,182,190 in statutory reserves, or liabilities, to Security National Life.

Reinsurance Agreement with American Republic Insurance Company

On February 11, 2015, the Company, through its wholly owned subsidiary, Security National Life, signed a coinsurance agreement to reinsure certain life insurance policies from American Republic Insurance Company (“American Republic”).  The policies were previously reinsured by North America Life under a coinsurance agreement between World Insurance Company (“World Insurance”) and North America Life entered into on July 22, 2009 which was commuted.  World Insurance was subsequently purchased by and merged into American Republic.  The current coinsurance agreement is between Security National Life and American Republic and became effective on January 1, 2015.  As part of the coinsurance agreement, American Republic transferred all contractual obligations and risks to Security National Life and Security National Life took control of $15,004,771 of assets in a trust account held by Texas Capital Bank as the trustee.

Reinsurance Agreement with LJA Insurance Company

On December 19, 2014, the Company, through its wholly owned subsidiary, Security National Life, entered into a Coinsurance Funds Withheld Reinsurance Agreement with LJA Insurance Company (“LJA Insurance”), a Republic of the Marshall Islands domiciled insurance company. This agreement was effective November 1, 2014. Under the terms of the funds withheld agreement, Security National Life ceded to LJA Insurance 100% of three blocks of deferred annuities in the amount of $4,337,000 and retained the assets and recorded a funds held under coinsurance liability for the same amount. LJA Insurance agreed to pay Security National Life an initial ceding commission of $60,000 and an asset management fee of $16,000 per quarter to administer the policies. Security National Life will also receive a 90% experience refund for any profits from the business. Security National Life has the right to recapture the business by giving LJA Insurance 90 days written notice, or it may be terminated by mutual consent of both parties.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended March 31, 2015 and 2014 were $667,000 and $372,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of March 31, 2015 and December 31, 2014, the balances were $2,212,000 and $1,718,000, respectively.

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

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

10)         Reinsurance, Commitments and Contingencies (Continued)

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $2,212,000 as of March 31, 2015 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

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

Other Contingencies and Commitments

The Company has entered into commitments to fund new residential construction loans. As of March 31, 2015, the Company’s commitments were $40,835,000 for these loans of which $29,684,000 had been funded. The Company will advance funds once the work has been completed and an independent inspection is made. The maximum loan commitment ranges between 50% and 80% of appraised value. The Company receives fees from the borrowers and the interest rate is generally 2% to 6.75% over the bank prime rate (3.25% as of March 31, 2015). Maturities range between six and twelve months.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

10)         Reinsurance, Commitments and Contingencies (Continued)

The Company is not a party to any other material legal proceedings outside the ordinary course of business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

11)       Mortgage Servicing Rights

The following is a summary of the MSR activity for the periods presented.

	As of March 31 2015	As of December 31 2014
Amortized cost:
Balance before valuation allowance at beginning of year	$7,834,747	$4,844,101
MSRs proceeds from loan sales	987,707	3,741,381
Amortization	(259,966)	(750,735)
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance before valuation allowance at year end	$8,562,488	$7,834,747

Valuation allowance for impairment of MSRs:
Balance at beginning of year	$-	$-
Additions	-	-
Application of valuation allowance to write down MSRs with other than temporary impairment	-	-
Balance at end of period	$-	$-

Mortgage servicing rights, net	$8,562,488	$7,834,747

Estimated fair value of MSRs at end of period	$8,926,200	$8,485,570

The Company reports these MSRs pursuant to the accounting policy discussed in Note 7.

SECURITY NATIONAL FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

12)         Acquisitions

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

The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisition of American Funeral Financial had occurred at the beginning of the three month periods ended March 31, 2015 and 2014. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future:

	For the Three Months Ended March 31 (unaudited)
	2015	2014
Total revenues	$64,049,632	$46,521,936
Net earnings	$1,863,703	$342,683
Net earnings per Class A equivalent common share	$0.14	$0.03
Net earnings per Class A equivalent common share assuming dilution	$0.14	$0.03

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

The following table shows the condensed financial results of the insurance operations for the three months ended March 31, 2015 and 2014.  See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2015	2014	% Increase (Decrease)
Revenues from external customers
Insurance premiums	$13,854	$13,129	6%
Net investment income	6,211	4,827	29%
Income from loan originations	441	343	29%
Other	480	174	176%
Total	$20,986	$18,473	14%
Intersegment revenue	$2,819	$2,062	37%
Earnings before income taxes	$1,404	$1,331	5%

Intersegment revenues are primarily interest income from the warehouse line provided to SecurityNational Mortgage Company. Profitability in the three months ended March 31, 2015 has increased due to an increase in net investment income, an increase in income from loan originations, and an increase in insurance premiums.

Cemetery and Mortuary Operations

The Company sells mortuary services and products through its seven mortuaries in Salt Lake City, Utah. The Company also sells cemetery products and services through its five cemeteries in Salt Lake City, Utah and one cemetery in San Diego County, California. Cemetery land sales and at-need product sales and services are recognized as revenue at the time of sale or when the services are performed. Pre-need cemetery product sales are deferred until the merchandise is delivered and services performed.

The following table shows the condensed financial results of the Cemetery and Mortuary operations for the three months ended March 31, 2015 and 2014. See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2015	2014	% Increase (Decrease)
Revenues from external customers
Mortuary revenues	$1,242	$1,319	(6%)
Cemetery revenues	1,754	1,635	7%
Other	102	87	17%
Total	$3,098	$3,041	2%
Earnings before income taxes	$409	$183	123%

Included in other revenue is rental income from residential and commercial properties purchased from Security National Life. Memorial Estates purchased these properties from financing provided by Security National Life. The rental income is offset by property insurance, taxes, maintenance expenses and interest payments made to Security National Life. Memorial Estates has recorded depreciation on these properties of $222,000 and $253,000 for the three months ended March 31, 2015 and 2014, respectively.

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

SecurityNational Mortgage and Green Street Mortgage receive fees from the borrowers and secondary fees from third party investors that purchase their loans. Loans originated by SecurityNational Mortgage and Green Street Mortgage are generally sold with mortgage servicing rights released to third party investors. Since the second quarter of 2012, however, SecurityNational Mortgage has sold but retained mortgage servicing rights on approximately 30% of its loan origination volume. The majority of these loans are serviced by an approved third party sub-servicer. In February 2015, Green Street Mortgage chose to cease its current mortgage operations on March 31, 2015.

For the three months ended March 31, 2015 and 2014, SecurityNational Mortgage originated and sold 3,275 loans ($640,119000 total volume) and 2,034 loans ($370,192,000 total volume), respectively. For the three months ended March 31, 2015 and 2014, Green Street Mortgage originated and sold 78 loans ($17,750,000 total volume) and two loans (476,000 total volume), respectively.

The following table shows the condensed financial results of the mortgage operations for the three months ended March 31, 2015 and 2014.  See Note 6 to the Condensed Consolidated Financial Statements.

	Three months ended March 31 (in thousands of dollars)
	2015	2014	% Increase (Decrease)
Revenues from external customers
Income from loan originations	$34,256	$20,044	71%
Secondary gains from investors	5,710	3,496	63%
Total	$39,966	$23,540	70%
Earnings (loss) before income taxes	$1,185	$(1,348)	188%

The increase in earnings for the three months ended March 31, 2015 was due to higher secondary gains on mortgage loans sold to investors and an increase in refinance activity as a result of a decrease in government loan program requirements.

Mortgage Loan Loss Settlements

The mortgage industry has seen potential loan losses increase. Future loan losses are extremely difficult to estimate, especially in the current market.  However, management believes that the Company’s reserve methodology and its current practice of property preservation allow it to estimate its losses on loans sold. The amounts accrued for loan losses for the three months ended March 31, 2015 and 2014 were $667,000 and $372,000, respectively. The estimated liability for indemnification losses is included in other liabilities and accrued expenses and, as of March 31, 2015 and December 31, 2014, the balances were $2,212,000 and $1,718,000, respectively.

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

The total amount of potential claims by third party investors is difficult to determine.  The Company has reserved and accrued $2,212,000 as of March 31, 2015 to settle all such investor related claims.  The Company believes that the reserve for mortgage loan loss, which includes provisions for probable losses and indemnification on mortgage loans sold to investors, is reasonable based on available information.  Moreover, the Company has successfully negotiated acceptable settlement terms with other third party investors that asserted claims for mortgage loan losses against SecurityNational Mortgage.

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

Consolidation

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Total revenues increased by $18,996,000, or 42.2.1%, to $64,049,000 for the three months ended March 31, 2015, from $45,053,000 for the comparable period in 2014. Contributing to this increase in total revenues was a $15,284,000 increase in mortgage fee income, a $2,180,000 increase in net investment income, a $724,000 increase in insurance premiums and other considerations, a $571,000 increase in other revenues, a $221,000 increase in realized gains on investments and other assets, and a $41,000 increase in net mortuary and cemetery sales. This increase in total revenues was partially offset by a $26,000 increase in other than temporary impairments on investments.

Insurance premiums and other considerations increased by $724,000, or 5.5%, to $13,853,000 for the three months ended March 31, 2015, from $13,129,000 for the comparable period in 2014. This increase was primarily due to an increase in first year premiums as a result of increased insurance sales in the first quarter of 2015.

Net investment income increased by $2,180,000, or 38.6%, to $7,823,000 for the three months ended March 31, 2015, from $5,643,000 for the comparable period in 2014. This increase was primarily attributable to a $2,326,000 increase in short-term investment income, a $299,000 increase in mortgage loan interest, and a $20,000 increase in equity securities income during the first quarter of 2015. This increase was partially offset by a $128,000 decrease in fixed maturity securities income, a $262,000 increase in investment expenses, a $66,000 decrease in rental income from real estate owned, and a $9,000 decrease in policy loan income during the same period.

Net mortuary and cemetery sales increased by $41,000, or 1.5%, to $2,872,000 for the three months ended March 31, 2015, from $2,831,000 for the comparable period in 2014. This increase was primarily due to an increase in at-need sales in the cemetery operations partially offset by a decrease in pre-need sales in the cemetery operations and a decrease in at-need sales in the mortuary operations during the first quarter of 2015.

Realized gains on investments and other assets increased by $221,000, or 111.1%, to $420,000 in realized gains for the three months ended March 31, 2015, from $199,000 in realized gains for the comparable period in 2014. This increase in realized gains on investments and other assets was the result of an $111,000 increase in realized gains on other assets, a $76,000 increase in realized gains on fixed maturity securities, and a $34,000 increase in realized gains on securities available for sale during the first quarter of 2015.

Mortgage fee income increased by $15,284,000, or 67.8%, to $37,822,000 for the three months ended March 31, 2015, from $22,538,000 for the comparable period in 2014. This increase was primarily attributable to higher secondary gains from mortgage loans sold to investors and an increase in loans originated during the first quarter of 2015.

Other revenues increased by $571,000, or 76.8%, to $1,315,000 for the three months ended March 31, 2015, from $744,000 for the comparable period in 2014. This increase was due to an increase in mortgage servicing fees during the first quarter of 2015.

Total benefits and expenses were $61,051,000, or 95.3% of total revenues, for the three months ended March 31, 2015, as compared to $44,887,000, or 99.6% of total revenues, for the comparable period in 2014.

Death benefits, surrenders and other policy benefits, and future policy benefits increased by an aggregate of $1,203,000 or 10.4%, to $12,761,000 for the three months ended March 31, 2015, from $11,558,000 for the comparable period in 2014. This increase was primarily the result of a $1,252,000 increase in death benefits, a $138,000 increase in future policy benefits offset by a $187,000 decrease in surrender and other policy benefits during the first quarter 2015.

Amortization of deferred policy and pre-need acquisition costs and value of business acquired decreased by $236,000, or 16.8%, to $1,167,000 for the three months ended March 31, 2015, from $1,403,000 for the comparable period in 2014. This decrease was primarily due to improved persistency in the premium paying traditional life business during the first quarter 2015.

Selling, general and administrative expenses increased by $14,742,000, or 47.7%, to $45,679,000 for the three months ended March 31, 2015, from $30,937,000 for the comparable period in 2014. This increase was primarily the result of an increase in mortgage loan originations by SecurityNational Mortgage during the first quarter of 2015. Commissions increased by $8,005,000, personnel expenses increased by $2,816,000, costs related to funding mortgage loans increased by $885,000, other expenses increased by $1,489,000, advertising increased by $644,000, depreciation on property and equipment increased by $542,000, provision for loan losses increased by $295,000, and rent and rent related expenses increased by 66,000 and during the same period.

Interest expense increased by $487,000, or 97.9%, to $985,000 for the three months ended March 31, 2015, from $498,000 for the comparable period in 2014. This increase was primarily due to an increase in outstanding balances on warehouse lines of credit used to fund mortgage loans during the first quarter of 2015.

Cost of goods and services sold by the cemeteries and mortuaries decreased by $32,000, or 6.5%, to $458,000 for the three months ended March 31, 2015, from $490,000 for the comparable period in 2014. This decrease was primarily due to a decrease in mortuary sales during the first quarter of 2015.

Comprehensive income for the three months ended March 31, 2015 and 2014 amounted to gains of $3,155,000 and $455,000, respectively. This $2,700,000 increase in comprehensive income was primarily the result of an $1,725,000 increase in net income and a $1,242,000 increase in derivatives related to mortgage loans during the first quarter of 2015, which were partially offset by a $267,000 decrease in unrealized gains in securities available for sale during the same period.

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

During the three months ended March 31, 2015, the Company's operations provided cash of $712,000. This was due primarily to a $7,774,000 increase in the balance of mortgage loans sold to investors and a $4,336,000 increase in future policy benefits. During the three months ended March 31, 2014, the Company’s operations provided cash of $22,717,000. This was due primarily to an $18,142,000 decrease in the balance of mortgage loans sold to investors and a $5,651,000 increase in future policy benefits.

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

The Company’s investment policy is to invest predominantly in fixed maturity securities, mortgage loans, and the warehousing of mortgage loans on a short-term basis before selling the loans to investors in accordance with the requirements and laws governing the life insurance subsidiaries. Bonds owned by the insurance subsidiaries amounted to $132,659,000 as of March 31, 2015 compared to $134,406,000 as of December 31, 2014. This represents 30.3% and 30.9% of the total investments as of March 31, 2015 and December 31, 2014, respectively. Generally, all bonds owned by the life insurance subsidiaries are rated by the National Association of Insurance Commissioners (NAIC). Under this rating system, there are six categories used for rating bonds. At March 31, 2015, 8.64%  (or $11,457,000) and at December 31, 2014, 6.8% (or $9,192,000) of the Company’s total bond investments were invested in bonds in rating categories three through six, which were considered non-investment grade.

The Company has classified its fixed income securities as held to maturity. Business conditions, however, may develop in the future that may indicate a need for a higher level of liquidity in the investment portfolio. In that event the Company believes it could sell short-term investment grade securities before liquidating higher yielding longer-term securities.

The Company is subject to risk based capital guidelines established by statutory regulators requiring minimum capital levels based on the perceived risk of assets, liabilities, disintermediation, and business risk. At March 31, 2015 and December 31, 2014, the life insurance subsidiary was in compliance with the regulatory criteria.

The Company’s total capitalization of stockholders’ equity, bank debt and notes payable was $130,010,000 as of March 31, 2015, as compared to $126,111,000 as of December 31, 2014. Stockholders’ equity as a percent of total capitalization was 77.4% and 77.0% as of March 31, 2015 and December 31, 2014, respectively.

Lapse rates measure the amount of insurance terminated during a particular period. The Company’s lapse rate for life insurance in 2014 was 7.0% as compared to a rate of 5.7% for 2013. The 2015 lapse rate to date has been approximately the same as 2014.

At March 31, 2015, $37,051,000 of the Company’s consolidated stockholders’ equity represented the statutory stockholders’ equity of the Company’s life insurance subsidiaries. The life insurance subsidiaries cannot pay a dividend to the Company, its parent company, without approval of state insurance regulatory authorities.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since the Annual Report on Form 10-K filed for the year ended December 31, 2014.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (SEC) reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015, and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with United States Generally Accepted Accounting Principles (GAAP).

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

SecurityNational Mortgage had until March 30, 2015 to respond to the motion of Lehman Bank and Aurora Loan Services, and to file a motion if so determined by SecurityNational Mortgage. SecurityNational Mortgage asserts that Lehman Bank and Aurora Loan Services have no rights to a replenishment of the Indemnification Agreement reserve account, or for any offset against the liability of Lehman Bank and Aurora Loan Services to SecurityNational Mortgage, including the assertion that Lehman Bank and Aurora Loan Services executed an assignment to Lehman Holdings containing a waiver and release of rights and remedies which affect the foregoing asserted replenishment and offset matters. On March 30, 2015, SecurityNational Mortgage filed a response in opposition to the partial summary judgment motion of Lehman Bank and Aurora Loan Services and also filed its own partial summary judgment motion on the same issue against Lehman Bank and Aurora Loan Services.

On April 16, 2015, Lehman Bank and Aurora Loan Services filed a reply to SecurityNational Mortgage’s response to their motion for partial summary judgment. On April 30, 2015, Lehman Bank and Aurora Loan Services filed their opposition to SecurityNational Mortgage’s cross motion for partial summary judgment on the same issue as the partial summary judgment motion of Lehman Bank and Aurora Loan Services, and SecurityNational Mortgage is entitled to file a reply to their response.  On April 21, 2015, Judge Stewart issued a memorandum decision and order denying SecurityNational Mortgage’s motion for summary judgment against Lehman Holdings which motion was filed on September 4, 2012.

On April 28, 2015, a hearing was held before Judge Stewart on SecurityNational Mortgage’s additional motion for summary judgment that it filed against Lehman Holdings requesting dismissal of Lehman Holdings’ action based on the statute of limitations. Because of certain cases pending before the United States Court of Appeals for the Tenth Circuit concerning statute of limitation issues also involving Lehman Holdings, Judge Stewart inquired at the hearing as to whether his ruling on SecurityNational Mortgage’s motion should be held in abeyance until a ruling from the Tenth Circuit.  With the parties agreeing to an abeyance, Judge Stewart issued an order on May 11, 2015 postponing a ruling on SecurityNational Mortgage’s motion for summary judgment until after the Tenth Circuit Court of Appeals had issued a ruling on the pending appeal concerning statute of limitations issues also involving Lehman Holdings.

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

REGISTRANT

SECURITY NATIONAL FINANCIAL CORPORATION
Registrant

Dated: May 15, 2015	/s/ Scott M. Quist
Scott M. Quist
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2015	/s/ Garrett S. Sill
Garrett S. Sill
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)